Form 10-Q
period 2004-07-31
SALESFORCE COM INC
filed 2004-08-25
CIK 1108524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2004

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-32224

salesforce.com, inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3320693
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Landmark @ One Market, Suite 300

San Francisco, California 94105

(Address of principal executive offices)

Telephone Number (415) 901-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of July 31, 2004, there were approximately 102.9 million shares of the Registrant’s Common Stock outstanding.

salesforce.com, inc.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

salesforce.com, inc.

Condensed Consolidated Balance Sheets

(in thousands)

	July 31, 2004	January 31, 2004
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$61,093	$10,463
Short-term marketable securities	55,057	25,349
Accounts receivable	29,944	26,536
Deferred commissions	7,374	8,266
Prepaid expenses and other current assets	3,500	3,532

Total current assets	156,968	74,146

Marketable securities, noncurrent	56,477	—
Restricted cash	3,158	3,912
Fixed assets, net	5,986	5,069
Deferred commissions, noncurrent	2,127	2,890
Other assets	1,797	1,494

Total assets	$226,513	$87,511

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,947	$2,035
Accrued expenses and other current liabilities	25,078	17,682
Income taxes payable	540	534
Deferred revenue	61,557	49,677
Current portion of capital lease obligation	558	78

Total current liabilities	89,680	70,006

Capital lease obligations, net of current portion	1,004	—
Long-term lease abandonment liability and other	1,689	1,830
Minority interest	953	775

Total liabilities	93,326	72,611

Commitments and contingencies

Convertible preferred stock	—	61,137
Stockholders’ equity (deficit):
Common stock	103	32
Additional paid-in capital	213,321	35,580
Deferred stock-based compensation	(8,087)	(8,251)
Notes receivables from stockholders	(1,723)	(1,674)
Accumulated other comprehensive (loss) income	(100)	10
Accumulated deficit	(70,327)	(71,934)

Total stockholders’ equity (deficit)	133,187	(46,237)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$226,513	$87,511

See accompanying Notes to Condensed Consolidated Financial Statements.

salesforce.com, inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003
Revenues:
Subscription and support	$36,017	$19,592	$67,133	$36,514
Professional services and other	4,564	2,031	8,287	4,022

Total revenues	40,581	21,623	75,420	40,536

Cost of revenues (1):
Subscription and support	2,699	1,819	4,981	3,416
Professional services and other	5,483	2,009	9,564	3,767

Total cost of revenues	8,182	3,828	14,545	7,183

Gross profit	32,399	17,795	60,875	33,353
Operating expenses (1):
Research and development	2,074	1,685	4,201	2,925
Marketing and sales	22,525	12,205	42,940	22,861
General and administrative	6,635	3,771	12,208	7,416

Total operating expenses	31,234	17,661	59,349	33,202

Income from operations	1,165	134	1,526	151

Interest income	353	91	497	169
Interest expense	(5)	(6)	(6)	(15)
Other income (expense)	5	(70)	25	245

Income before provision for income taxes and minority interest	1,518	149	2,042	550
Provision for income taxes	202	22	272	71

Income before minority interest	1,316	127	1,770	479
Minority interest in consolidated joint venture	(146)	(5)	(163)	11

Net income	$1,170	$122	$1,607	$490

Basic net income per share	$0.02	$0.00	$0.03	$0.02
Diluted net income per share	0.01	0.00	0.02	0.01

Weighted-average number of shares used in per share amounts:
Basic	64,524	29,236	48,106	28,948
Diluted	107,749	91,973	104,079	91,785

(1) Amounts include stock-based expenses, as follows:

	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003
Cost of revenues	$187	$153	$357	$313
Research and development	80	124	169	244
Marketing and sales	408	521	822	1,035
General and administrative	425	246	629	536

	$1,100	$1,044	$1,977	$2,128

See accompanying Notes to Condensed Consolidated Financial Statements.

salesforce.com, inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003
Operating activities
Net income	$1,170	$122	$1,607	$490
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in consolidated joint venture	146	5	163	(11)
Depreciation and amortization	679	707	1,427	1,325
Amortization of deferred commissions	3,875	1,799	7,468	3,251
Expense related to stock-based awards	1,100	1,044	1,977	2,128
Changes in assets and liabilities	7,965	309	8,952	1,564

Net cash provided by operating activities	14,935	3,986	21,594	8,747

Investing activities
Restricted cash	760	(8)	754	(27)
Changes in short-term marketable securities	(73,361)	(2,256)	(86,185)	(10,350)
Capital expenditures	(484)	(488)	(762)	(819)

Net cash used in investing activities	(73,085)	(2,752)	(86,193)	(11,196)

Financing activities
Proceeds from the issuance of common stock, net of issuance costs incurred	113,768	—	113,768	—
Proceeds from the exercise of stock options	92	114	1,734	175
Principal payments on capital lease obligations	(157)	(159)	(215)	(310)
Repurchase of unvested shares	(7)	(11)	(43)	(16)
Proceeds from subsidiary stock offerings	40	—	40	—

Net cash provided by (used in) financing activities	113,736	(56)	115,284	(151)

Effect of exchange rate changes on cash and cash equivalents	(53)	11	(55)	21

Net increase (decrease) in cash and cash equivalents	55,533	1,189	50,630	(2,579)
Cash and cash equivalents at beginning of period	5,560	4,941	10,463	8,709

Cash and cash equivalents at end of period	$61,093	$6,130	$61,093	$6,130

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$5	$6	$6	$15
Income taxes	$222	$8	$266	$8
Noncash financing and investing activities
Fixed assets acquired under capital lease	$1,699	—	$1,699	—
Conversion of preferred stock into common	$61,137	—	$61,137	—

See accompanying Notes to Condensed Consolidated Financial Statements.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements

1. Summary of Business and Significant Accounting Policies

Description of Business

Salesforce.com, inc. (the “Company”) is the leading provider, based on market share, of application services that allow organizations to easily share customer information on demand. It provides a comprehensive customer relationship management (“CRM”) service to businesses of all sizes and industries worldwide. The Company began to offer its on-demand application service on a subscription basis in February 2000. The Company conducts its business worldwide.

Fiscal Year

The fiscal year ends on January 31. References to fiscal 2005, for example, refer to the fiscal year ending January 31, 2005.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of July 31, 2004 and the condensed consolidated statements of operations and cash flows for the three and six months ended July 31, 2004 and 2003 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 22, 2004.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Registration Statement and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of July 31, 2004, its results of operations and its cash flows for the three and six months ended July 31, 2004 and 2003. The results for the three and six months ended July 31, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2005.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in the Company’s consolidated financial statements and notes thereto.

Significant estimates and assumptions made by management include the determination of the provision for income taxes, the fair value of stock awards issued and the adequacy of the lease abandonment accrual. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, SFDC International Ltd. and SFDC EMEA Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

Additionally, the Company holds a majority interest in Kabushiki Kaisha salesforce.com (“Salesforce Japan”), a Japanese joint venture. As of July 31, 2004, the Company owned a 63 percent interest in the joint venture. Given the Company’s majority ownership interest in the joint venture, the accounts of the joint venture have been consolidated with the accounts of the Company, and a minority interest has been recorded for the third party’s interests in the net assets and operations of the joint venture to the extent of the minority partners’ individual investments. Additionally, the Company records gains and losses resulting from the change of interest in Salesforce Japan directly to stockholders’ equity as additional paid-in capital.

Segments

The Company operates in one segment.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in net income for the period and have not been material during the three and six months ended July 31, 2004 and 2003. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date as quoted on the Pacific Stock Exchange. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

Concentrations of Credit Risk and Significant Customers and Suppliers

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, restricted cash, and trade accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits. Collateral is not required for accounts receivable. Additionally, customers’ financial condition and creditworthiness are regularly evaluated.

The Company’s accounts receivable and net revenues are derived from a large number of direct customers. No customer accounted for more than 5 percent of accounts receivable at July 31, 2004 and January 31, 2004, other than a single customer who accounted for 7 percent of the accounts receivable balance at January 31, 2004. No single customer accounted for 5 percent or more of total revenue during the three and six month periods ended July 31, 2004 and 2003.

As of July 31, 2004 and January 31, 2004, assets located outside the Americas were 7 percent and 12 percent of total assets, respectively. Revenues by geographical region are as follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003
Revenues by geography:
Americas	$32,506	$17,909	$60,842	$33,955
Europe	5,828	2,692	10,460	4,730
Asia Pacific	2,247	1,022	4,118	1,851

	$40,581	$21,623	$75,420	$40,536

The income (loss) from operations outside the Americas totaled $479,000 and $(168,000) during the three months ended July 31, 2004 and 2003, respectively. Additionally, the income (loss) from operations outside the Americas totaled $360,000 and $(835,000) during the six months ended July 31, 2004 and 2003, respectively.

The Company serves all of its customers and users from a single, third-party Web hosting facility located in Sunnyvale, California. The Company does not control the operation of this facility, and it is vulnerable to damage or interruption. The Company has an agreement with SunGard Data Systems, a provider of availability services, to provide access to a geographically remote disaster recovery facility that would provide the Company with access to hardware, software and Internet connectivity in the event the Web hosting facility in Sunnyvale becomes unavailable. Even with this disaster recovery arrangement, the Company’s service would be interrupted during the transition.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, which consist of cash on deposit with banks and money market funds, are stated at cost, which approximates fair value.

Restricted Cash

The Company’s restricted cash balance of $3,158,000 at July 31, 2004 consisted primarily of a certificate of deposit in the amount of $2,800,000, plus interest, that serves as collateral to a letter of credit that was issued to the Company’s principal landlord as a security deposit. The certificate of deposit bears annual interest at 1 percent and the letter of credit renews annually through December 31, 2010. The remaining restricted cash balance at July 31, 2004 of $358,000 consisted of collateral for letters of credit on behalf of the Company’s credit card processor and sublease of office space.

Marketable Securities

Management determines appropriate classification of investments in marketable securities at the time of purchase in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities and reevaluates such determination at each balance sheet date. Securities, which are classified as available for sale at July 31, 2004, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Fair value is determined based on quoted market rates. Realized gains and losses and declines in value judged to be other-than-temporary on securities available for sale are included as a component of interest income. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is included as a component of interest income.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income. Specifically, cumulative foreign currency translation and unrealized gains and losses on marketable securities adjustments, net of tax, are included in accumulated other comprehensive income.

Comprehensive income (loss) consisted of the following:

	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003
Net income	$1,170	$122	$1,607	$490
Other comprehensive income (loss)	(108)	(12)	(110)	(48)

Total comprehensive income (loss)	$1,062	$110	$1,497	$442

Accounting for Stock-Based Compensation

The Company accounts for compensation expense for its stock-based employee compensation plan using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Under APB 25, compensation expense of fixed stock options is based on the difference, if any, on the date of the grant between the deemed fair value of the Company’s stock and the exercise price of the option. Compensation expense is recognized on a straight-line basis over the option-vesting period of four years. The Company accounts for stock issued to nonemployees in accordance with the provisions of SFAS 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Pro forma information regarding the results of operations is determined as if the Company had accounted for its employee stock options using the fair-value method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003
Volatility	80%	100%	80% - 100%	100%
Weighted-average estimated life	4 years	4 years	4 years	4 years
Weighted-average risk-free interest rate	3.54%	2.92%	2.86% - 3.54%	2.92%
Dividend yield	—	—	—	—

Had compensation cost for the Company’s stock-based compensation plans been determined using the fair-value method at the grant date for awards under those plans calculated using the Black-Scholes pricing model, the Company’s net income would have been decreased to the pro forma amounts indicated below (in thousands, except per share data):

	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003
Net income, as reported	$1,170	$122	$1,607	$490
Add: Total stock-based compensation expense included in the determination of net income	857	936	1,679	1,930
Deduct: Total stock-based compensation expense determined under the fair-value-based method for all awards	(3,459)	(1,785)	(6,306)	(3,305)

Net loss, pro forma	$(1,432)	$(727)	$(3,020)	$(885)

Net income (loss), per share:
Basic
As reported	$0.02	$—	$0.03	$0.02
Pro forma	(0.02)	(0.02)	(0.06)	(0.03)
Diluted:
As reported	$0.01	$—	$0.02	$0.01
Pro forma	(0.02)	(0.02)	(0.06)	(0.03)

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the fiscal period. Diluted net income per share is computed giving effect to all potential dilutive common stock, including options, warrants and convertible preferred stock prior to the completion of the Company’s initial public offering in June 2004.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003
Numerator:
Net income	$1,170	$122	$1,607	$490

Denominator:
Weighted-average shares outstanding for basic earnings per share, net of weighted-average shares of common stock subject to repurchase	64,524	29,236	48,106	28,948
Effect of dilutive securities:
Employee stock options and warrants	11,981	4,713	11,339	4,813
Convertible preferred stock	31,244	58,024	44,634	58,024

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	107,749	91,973	104,079	91,785

Outstanding unvested common stock purchased by employees is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding for basic earnings per share.

The following were excluded from the computation of diluted earnings per share as they had an anti-dilutive impact (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003
Options	20	1,538	257	2,074

Revenue Recognition

The Company derives its revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing its on-demand application service, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) related professional services and other revenue. Other revenues consist primarily of training fees. Because the Company provides its application as a service, the Company follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition. On August 1, 2003, the Company adopted Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company recognizes revenue when all of the following conditions are met:

•	There is persuasive evidence of an arrangement;

•	The service has been provided to the customer;

•	The collection of the fees is probable; and

•	The amount of fees to be paid by the customer is fixed or determinable.

Subscription and support revenues are recognized on a monthly basis over the terms of the contracts. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

Professional services and other revenues, when sold with subscription and support offerings, are accounted for separately since these services have value to the customer on a stand-alone basis and there is objective and reliable evidence of fair value of the undelivered elements. The Company’s arrangements do not contain general rights of return. Additionally, when professional services are sold with other elements, the consideration from the revenue arrangement is allocated among the separate elements based upon the relative fair value. Professional services and other revenues are recorded as follows: Consulting revenues are recognized upon completion of contracts that are of short duration (generally less than 60 days) and as the services are rendered for contracts of longer duration. Training revenues, resulting from system administrator, user and partner workshops, are recognized after the services are performed.

On occasion, the Company has purchased from its suppliers goods or services for the Company’s use in its operations at or around the same time these same businesses entered into subscription and/or consulting agreements. The Company generally defines “at or around the same time” as within six months. Revenues recognized from customers who were also suppliers were not significant during the three and six months ended July 31, 2004 and 2003. Both the procurement and revenue agreements are separately negotiated, settled ultimately in cash, and recorded at what the Company considers to be fair value. When any of these factors is not present, the Company does not recognize the revenue from the underlying sale agreements; rather, the revenue is netted with expenses.

Deferred Revenue

Deferred revenue consists of billings or payments received in advance of revenue recognition from the Company’s subscription service described above and is recognized as revenue recognition criteria are met. The Company generally invoices its customers in annual or quarterly installments. Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year, noncancelable subscription agreements.

Deferred Commissions

Deferred commissions are the incremental costs that are directly associated with noncancelable subscription contracts with customers and consist of sales commissions paid to the Company’s direct sales force. The commissions are deferred and amortized over the noncancelable terms of the related customer contracts, which are typically 12 to 24 months. The commission payments are paid in full the month after the customer’s service commences. The deferred commission amounts are recoverable through the future revenue streams under the noncancelable customer contracts. The Company believes this is the preferable method of accounting as the commission charges are so closely related to the revenue from the noncancelable customer contracts that they should be recorded as an asset and charged to expense over the same period that the subscription revenue is recognized. Amortization of deferred commissions is included in marketing and sales expense in the accompanying consolidated statements of operations.

Warranties and Indemnification

The Company’s on-demand application service is typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and materially in accordance with the Company’s online help documentation under normal use and circumstances.

The Company’s arrangements generally include certain provisions for indemnifying customers against liabilities if its products or services infringe a third-party’s intellectual property rights. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

The Company has entered into service level agreements with a small number of its customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits or terminate their agreements in the event that the Company fails to meet those levels. Through July 31, 2004, the Company recorded a provision of $100,000 for potential credits, and no customer has terminated its subscription agreement pursuant to any service level agreement provisions.

The Company has also agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that would generally enable the Company to recover a portion of any future amounts paid.

2. Balance Sheet Accounts

Marketable Securities

At July 31, 2004, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$37,908	$35	$(52)	$37,891
Municipal bonds	31,776	—	—	31,776
US government and agency obligations	41,903	10	(46)	41,867

	$111,587	$45	$(98)	$111,534

July 31, 2004
Recorded as follows:
Short-term (due in one year or less)	$55,057
Long-term (due between one and three years)	56,477

$111,534

At January 31, 2004, the Company had $25,349,000 of short-term marketable securities, consisting of municipal bonds. The cost of these securities approximated fair value.

Fixed Assets

Fixed assets consisted of the following (in thousands):

	July 31, 2004	January 31, 2004
	(unaudited)	(audited)
Computers, equipment and software	$10,686	$8,693
Furniture and fixtures	1,529	1,784
Leasehold improvements	1,786	1,610

	14,001	12,087
Less accumulated depreciation and amortization	(8,015)	(7,018)

	$5,986	$5,069

Depreciation and amortization expense totaled $584,000 and $644,000 for the three months ended July 31, 2004 and 2003, respectively, and $1,245,000 and $1,202,000 for the six months ended July 31, 2004 and 2003, respectively.

Fixed assets at July 31, 2004 and January 31, 2004 included a total of $3,487,000 and $1,788,000, respectively, acquired under capital lease agreements. Accumulated amortization relating to equipment and software under capital leases totaled $1,859,000 and $1,717,000, respectively, at July 31, 2004 and January 31, 2004. Amortization of assets under capital leases is included in depreciation and amortization expense.

Other Assets

Other assets consisted of the following (in thousands):

	July 31, 2004	January 31, 2004
	(unaudited)	(audited)
Capitalized internal-use software development costs, net of accumulated amortization of $743 and $561, respectively	$689	$572
Long-term deposits	1,108	922

	$1,797	$1,494

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	July 31, 2004	January 31, 2004
	(unaudited)	(audited)
Accrued compensation	$9,909	$8,980
Accrued other liabilities	7,488	3,812
Current portion of lease abandonment liability	344	477
Liability for early exercise of unvested employee stock options	1,147	749
Accrued taxes payable	3,165	2,304
Accrued professional costs	2,191	695
Accrued rent	834	665

	$25,078	$17,682

3. Initial Public Offering

In June 2004, the Company completed the sale of 11,500,000 shares of common stock, including the underwriters’ exercise of an over-allotment option, at a price of $11.00 per share. A total of $126,500,000 in gross proceeds was raised in the initial public offering. After deducting the underwriting discount of $8,855,000 and offering expenses of $3,877,000, net proceeds were $113,768,000.

Upon the closing of the Company’s initial public offering, the 58,024,345 shares of the Company’s outstanding convertible preferred stock converted, on a one-for-one basis, into shares of common stock.

4. Stockholders’ Equity

Stock Options Issued to Employees

In April 1999, the Company’s Board of Directors adopted and stockholders approved the 1999 Stock Option Plan (the “1999 Plan”) that provides for the issuance of incentive and nonstatutory options to employees and nonemployees of the Company. Through June 22, 2004, the Company had reserved 38,000,000 shares of common stock for issuance under the 1999 Plan. As of July 31, 2004, there were 109,378 shares of common stock available for grant under the 1999 Plan.

Additionally, in December 2003 in connection with the Company’s initial public offering, the Company’s Board of Directors approved the 2004 Equity Incentive Plan, the 2004 Employee Stock Purchase Plan and the 2004 Outside Directors Stock Plan. These plans were approved by the Company’s stockholders in February 2004. The following number of shares was reserved under these plans:

Shares
2004 Equity Incentive Plan	4,000,000
2004 Employee Stock Purchase Plan	1,000,000
2004 Outside Directors Stock Plan	1,000,000

These plans, other than the 2004 Outside Directors Plan, provide for annual automatic increases to the shares reserved for issuance based on the lesser of (i) a specific percentage of the total number of shares outstanding at year end; (ii) a fixed number of shares; or (iii) a lesser number of shares set by the Company’s Board of Directors, all as specified in the respective plans. The 2004 Employee Stock Purchase Plan will not be implemented unless and until the Company’s Board of Directors authorizes the commencement of one or more offerings under the plan. No offering periods have been authorized to date.

Options issued under the Company’s stock option plans are generally for periods not to exceed 10 years and are issued at fair value of the shares of common stock on the date of grant as determined by the Board of Directors. Following the initial public offering, the fair value of the Company’s common stock is determined by the trading price of such stock on the New York Stock Exchange. The 1999 Plan provides for grants of immediately exercisable options; however, the Company has the right to repurchase any unvested common stock upon the termination of employment at the original exercise price. Grants made pursuant to the 2004 Equity Incentive Plan generally do not provide for the immediate exercise of options.

Stock option activity is as follows (unaudited):

		Options Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted- Average Exercise Price
Balance as of January 31, 2004	2,889,379	15,928,395	$2.29
Increase in options authorized:
2004 Equity Incentive Plan	4,000,000	—	—
2004 Outside Directors Stock Plan	1,000,000	—	—
Granted under all option plans	(3,475,727)	3,475,727	8.55
Exercised	—	(1,745,429)	0.96
Cancelled	288,940	(288,940)	2.98
Repurchased	33,586	—	—

Balance as of July 31, 2004	4,736,178	17,369,753	$3.65

For the six months ended July 31, 2004, the Company recorded $1,855,000 of deferred stock-based compensation expense for the excess of the deemed fair market value over the exercise price at the date of grant related to stock options granted to employees. The Company reversed deferred stock-based compensation related to cancellation of options for terminated employees in the amount of $340,000 during the six months ended July 31, 2004. The Company amortized $1,679,000 of the deferred stock-based compensation in the six months ended July 31, 2004. The compensation expense is being recognized on a straight-line basis over the option-vesting period of four years.

The following table summarizes information about stock options outstanding as of July 31, 2004:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
$0.03 to $0.95	1,404,500	6.27	$0.36
$1.10	4,806,328	8.05	1.10
$1.25 to $2.00	790,547	6.18	1.67
$2.50	4,486,410	8.91	2.50
$4.00 to $13.14	5,881,968	9.55	7.65

	17,369,753		$3.65

Common Stock

The following shares of common stock are available for future issuance at July 31, 2004:

Options outstanding	17,369,753
Warrants outstanding	1,150,067
Stock available for future grant:
1999 Stock Option Plan	109,378
2004 Equity Incentive Plan	3,626,800
2004 Employee Stock Purchase Plan	1,000,000
2004 Outside Directors Stock Plan	1,000,000

24,255,998

5. Commitments and Contingencies

Letters of Credit

In fiscal year 2001, the Company established a $3,500,000 letter of credit in favor of its principal landlord. This letter of credit is collateralized by a certificate of deposit maintained at the granting financial institution, both of which were reduced to $2,800,000 in June 2004. As of July 31, 2004, the letter of credit was outstanding; however, no amounts had been drawn against it. The letter of credit renews annually through December 31, 2010.

In addition, the Company had two additional letters of credit outstanding as of July 31, 2004, both of which were collateralized by certificates of deposit in the aggregate of $358,000 and are maintained at the granting financial institution. Both letters of credit have renewal provisions and expire at various dates through June 2006.

Leases

The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates through 2011.

In June 2004, the Company entered into a capital lease arrangement to obtain software licenses for use in its internal business operations. This agreement is for 3 years, with an interest rate of 3.5 percent per year. As of July 31, 2004, future minimum lease payments, which total $1,610,000, including interest of $48,000, under this noncancelable lease are as follows: $293,000 during the remaining six months of fiscal 2005, $585,000 in fiscal 2006, $585,000 in fiscal 2007 and $147,000 in fiscal 2008.

At January 31, 2004, the remaining liability associated with 5,000 remaining square feet of office space abandoned in December 2001 was $1,971,000 and consisted of the future rental obligation offset by an estimate of projected subtenant income of $1,020,000. The actual vacancy periods may differ from these estimates, and sublease income, if any, may not materialize. Accordingly, these estimates may be adjusted in future periods.

The following table sets forth the lease abandonment activity since January 31, 2004:

Liability balance at January 31, 2004	$1,971,000
Charges utilized, net of subtenant income of $110,000	(256,000)

Liability balance at July 31, 2004	$1,715,000

6. Legal Proceedings

On July 26, 2004, a purported class action complaint was filed in the United States District Court for the Northern District of California, entitled Morrison v. salesforce.com, et al., against the Company, its Chief Executive Officer and its Chief Financial Officer. The complaint alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, purportedly on behalf of all persons who purchased salesforce.com common stock between June 21, 2004 and July 21, 2004, inclusive. The claims are based on allegations that the Company failed to disclose a declining trend in its revenues and earnings. Subsequently, three other substantially similar class action complaints were filed in the same district based on the same facts and allegations, entitled Evans v. salesforce.com, et al., Santos v. salesforce.com, et al., and Schumacher v. salesforce.com, et al. The plaintiff in Santos also asserted claims under Section 11 and Section 15 of the Securities Act of 1933, as amended. The actions likely will be consolidated. Each of the actions seeks damages against the defendants in an unspecified amount. The time for filing motions for appointment of a lead plaintiff and lead plaintiff’s counsel expires on or about September 24, 2004. The class actions are still in the preliminary stages, and it is not possible for the Company to quantify the extent of potential liability, if any. The Company does not believe that the lawsuits have any merit and intends to defend the actions vigorously.

On August 6, 2004, a shareholder derivative action was filed in the Superior Court of the State of California, San Francisco County, entitled Borrelli v. Benioff, et al., against the Company’s Chief Executive Officer, its Chief Financial Officer and members of its Board of Directors alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment under state common law. Subsequently, a substantially similar complaint was filed in the same court based on the same facts and allegations, entitled Johnson v. Benioff, et al. These complaints are based upon the same facts and circumstances as alleged in the shareholder class action complaints discussed above, and assert that the defendants breached their fiduciary duties by making or failing to prevent salesforce.com, inc. and its management from making statements or omissions that potentially subject the Company to liability and injury to its reputation. The actions seek damages on behalf of salesforce.com in an unspecified amount, among other forms of legal and equitable relief. Salesforce.com is named solely as a nominal defendant against which no recovery is sought. The plaintiff shareholders made no demand upon the Board of Directors prior to filing these actions. The derivative actions are still in the preliminary stages, and it is not possible for the Company to quantify the extent of potential liability to the individual defendants, if any. Management does not believe that the lawsuits have any merit and intends to defend the actions vigorously.

In May 2004, prior to our initial public offering, the Company was the focus of a lengthy New York Times article. Information regarding the public offering, the Company, its development and its business strategy was published. Portions of the news article were subsequently reprinted by a number of news outlets. In order to reduce the risk of investors’ possible reliance on the New York Times article and other news reports and articles, the Company stopped its offering and allowed a “cooling off” period to pass so that the effect of the article and other reports, articles and information would be dissipated. It is uncertain whether the New York Times article or any of the Company’s publicity related activities could be held to be a violation of Section 5 of the Securities Act of 1933, as amended. If any article or activity were held by a court to be in violation of the Securities Act, the Company could be required to repurchase the shares sold to purchasers in the initial public offering at the $11.00 original purchase price, plus interest, for a period of one year following the date of the violation. The Company would contest vigorously any claim that a violation of the Securities Act occurred.

Additionally, the Company is and may become involved in various legal proceedings arising from the normal course of its business activities. In management’s opinion, resolution of these matters is not expected to have a material adverse impact on the Company’s consolidated results of operations, cash flows or its financial position. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect the Company’s future results of operations, cash flows or financial position in a particular period.

7. Related-Party Transactions

The Company has paid its Chief Executive Officer one dollar in annual salary and no bonus since the start of fiscal year 2002. His salary increased to ten dollars in fiscal year 2005. At this time, it is not probable that there will be any further increase in his compensation. If his compensation increases in the future, or he leaves the Company’s employ and the Company needs to recruit a new Chief Executive Officer, the Company’s executive compensation expenses will increase.

In January 1999, the salesforce.com/foundation, commonly referred to as the Foundation, a non-profit public charity, was chartered to build philanthropic programs that are particularly focused on youth and technology. The Company’s chairman is the chairman of the Foundation. He, one of the Company’s executive officers and one of the Company’s board members hold three of the Foundation’s seven board seats. The Company is not the primary beneficiary of the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s statement of activities with its financial results.

Since the Foundation’s inception, the Company has provided at no charge certain resources to Foundation employees such as office space. The value of these items totals approximately $15,000 per quarter.

In addition to the resource sharing with the Foundation, the Company issued the Foundation warrants in August 2002 to purchase 500,000 shares of common stock and has donated subscriptions to the Company’s service to registered non-profit organizations. The fair value of these donated subscriptions is currently approximately $165,000 per month. The Company plans to continue providing free subscriptions to qualified nonprofit organizations.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and elsewhere in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our plan to build our business and the related expenses, our anticipated growth, trends in our business, the effect of foreign currency exchange rate and interest rate fluctuations on our business, the potential impact of current litigation or any future litigation, the potential availability of tax assets in the future and related matters, and the sufficiency of our capital resources, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We are the leading provider, based on market share, of application services that allow organizations to easily share customer information on demand, according to a March 2004 report by Forrester Research, Inc. We provide a comprehensive CRM service to businesses of all sizes and industries worldwide.

We were founded in February 1999 and began offering our on-demand CRM application service in February 2000.

In order to increase our revenues and take advantage of our market opportunity, we will need to add substantial numbers of paying subscriptions. We define paying subscriptions as unique user accounts, purchased by customers for use by their employees and other customer-authorized users that have not been suspended for non-payment and for which we are recognizing subscription revenue. The number of our paying subscribers increased from approximately 30,000 as of February 1, 2001 to approximately 168,000 as of July 31, 2004. We plan to re-invest our revenues for the foreseeable future by hiring additional personnel, particularly in marketing and sales; expanding our domestic and international selling and marketing activities; increasing our research and development activities to upgrade and extend our service offerings and to develop new services and technologies; expanding the number of locations around the world where we conduct business; adding to our infrastructure to support our growth; and expanding our operational and financial systems to manage a growing business.

We expect marketing and sales costs, which were 57 percent of our total revenues for the six months ended July 31, 2004 and 56 percent of our total revenues for the same period a year ago, to continue to represent a substantial portion of total revenues in the future as we seek to add and manage more paying subscribers, build brand awareness and increase the number of marketing events that we sponsor.

Sources of Revenues

We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our on-demand application service, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) related professional services and other revenues. Other revenues consist primarily of training fees. Subscription and support revenues accounted for 89 percent of our total revenues during the six months ended July 31, 2004 and 90 percent of our total revenues during the same period a year ago. Subscription revenues are driven primarily by the number of paying subscribers of our service and the subscription price of our service. None of our customers accounted for more than 5 percent of our revenues in the three and six month periods ended July 31, 2004 and 2003.

Subscription and support revenues are recognized on a monthly basis over the life of the contract. The typical subscription and support term is 12 to 24 months, although terms range from one to 60 months. Our subscription and support contracts are noncancelable, though customers typically have the right to terminate their contracts for cause if we fail to perform. We generally invoice our customers in annual or quarterly installments and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue, or in revenue depending on whether the revenue recognition criteria have been met. In general, we collect our billings in advance of the subscription service period.

Professional services and other revenues consist of fees associated with consulting and implementation services and training. Our consulting and implementation engagements are typically billed on a time and materials basis. We also offer a number of classes on implementing, using and administering our service that are billed on a per person, per class basis. Our typical payment terms provide that our customers pay us within 30 days of invoice.

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of subscription and support revenues primarily consists of expenses related to hosting our service and providing support, depreciation expense associated with computer equipment, costs associated with website development activities, allocated overhead and amortization expense associated with capitalized software. To date, the expense associated with capitalized software has not been material to our cost of revenues. We allocate overhead such as rent and occupancy charges, employee benefit costs and depreciation expense to all departments based on headcount. As such, general overhead expenses are reflected in each cost of revenue and operating expense category. Cost of professional services and other revenues consists primarily of employee-related costs associated with these services and allocated overhead. The cost associated with providing professional services is significantly higher as a percentage of revenue than for our on-demand subscription service due to the labor costs associated with providing consulting services.

To the extent that our customer base grows, we intend to continue to invest additional resources in our on-demand application service and in our consulting services. The timing of these additional expenses could affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in a particular quarterly period. For example, we plan to increase the number of employees who are fully dedicated to consulting services. Additionally, we are in the process of obtaining additional rapid recovery services. However, we do not expect to have these services in place before December 2004 at the earliest. We currently expect the annual cost of these services to be less than $2.0 million.

Research and Development. Research and development expenses consist primarily of salaries and related expenses and allocated overhead. We have historically focused our research and development efforts on increasing the functionality and enhancing the ease of use of our on-demand application service. Our proprietary, scalable and secure multi-tenant architecture enables us to provide all of our customers with a service based on a single version of our application. As a result, we do not have to maintain multiple versions, which enables us to have relatively low research and development expenses as compared to traditional enterprise software companies. We expect that in the future, research and development expenses will increase in absolute dollars as we upgrade and extend our service offerings and develop new technologies.

Marketing and Sales. Marketing and sales expenses are our largest cost and consist primarily of salaries and related expenses for our sales and marketing staff, including commissions, payments to partners, marketing programs, which include advertising, events, corporate communications, and other brand building and product marketing expenses and allocated overhead.

As our revenues increase, we plan to continue to invest heavily in marketing and sales by increasing the number of direct sales personnel in order to add new customers and increase penetration within our existing customer base, expanding our domestic and international selling and marketing activities, building brand awareness and sponsoring additional marketing events. We expect that in the future, marketing and sales expenses will increase in absolute dollars and continue to be our largest cost.

General and Administrative. General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, and management information systems personnel, professional fees, other corporate expenses and allocated overhead. We expect that in the future, general and administrative expenses will increase in absolute dollars as we add personnel and incur additional professional fees and insurance costs related to the growth of our business and to our operations as a public company.

We expect that general and administrative expenses associated with executive compensation will increase in the future. In February 2004, we added a President of Technology, Marketing and Systems, Patricia Sueltz, to our executive team, and we may add others to our executive team in the future. Ms. Sueltz’s annual base salary is $400,000 and she is eligible to receive a quarterly bonus of up to $50,000, based upon achievement of a mix of company and individual performance objectives. During the first twelve months of her employment, her bonus is guaranteed. In addition, we paid our Chief Executive Officer one dollar per year in annual compensation, which rose to ten dollars for fiscal 2005. At this time, it is not probable that there will be any further increase in his compensation. However, if his compensation is increased in the future or he leaves our employ and we need to recruit a new Chief Executive Officer, our executive compensation expenses will increase.

Stock-Based Expenses. Our cost of revenues and operating expenses include stock-based expenses related to options and warrants issued to non-employees and option grants to employees in situations where the exercise price was less than the deemed fair value of our common stock at the date of grant. These charges have been significant and are reflected in the historical financial results.

Joint Venture

In December 2000, we established a Japanese joint venture, Kabushiki Kaisha salesforce.com, with SunBridge, Inc., a Japanese corporation, to assist us with our sales efforts in Japan. As of July 31, 2004, we owned a 63 percent interest in the joint venture. Because of this majority interest, we consolidate the venture’s financial results, which are reflected in each revenue, cost of revenues and expense category in our consolidated statement of operations. We then record minority interest, which reflects the minority investors’ interest in the venture’s results. Through July 31, 2004, the operating performance and liquidity requirements of the Japanese joint venture had not been significant. While we plan to expand our selling and marketing activities in Japan in order to add new customers, we believe the future operating performance and liquidity requirements of the Japanese joint venture will not be significant.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

We believe that of our significant accounting policies, which are described in note 1 of the notes to our condensed consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by Staff Accounting Bulletin No. 104, “Revenue Recognition.” On August 1, 2003, we adopted Emerging Issues Task Force, or EITF, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the collection of our fees is probable; and (4) the amount of fees to be paid by the customer is fixed or determinable.

We recognize revenues from subscription contracts each month over the terms of the contracts. Support revenues from customers who purchase our premium support offerings are recognized ratably over the term of the support contract. Consulting services and training revenues are accounted for separately from subscription and support revenues because these services have value to the customer on a standalone basis and there is objective and reliable evidence of their fair value of the undelivered elements. Our arrangements do not contain general rights of return. Consulting revenues are recognized upon completion of the contracts that are of short duration (generally less than 60 days) or as the services are rendered for contracts of longer duration. Training revenues are recognized after the services are performed.

Accounting for Deferred Commissions. We defer commission payments to our direct sales force. The commissions are deferred and amortized to sales expense over the noncancelable terms of the related subscription contracts with our customers, which are typically 12 to 24 months. The commission payments, which are paid in full the month after the customer’s service commences, are a direct and incremental cost of the revenue arrangements. The deferred commission amounts are recoverable through the future revenue streams under the noncancelable customer contracts. We believe this is the preferable method of accounting as the commission charges are so closely related to the revenue from the noncancelable customer contracts that they should be recorded as an asset and charged to expense over the same period that the subscription revenue is recognized.

During the six months ended July 31, 2004, we deferred $5.8 million of commission expenditures and we amortized $7.5 million to sales expense. During the same period a year ago, we deferred $4.7 million of commission expenditures and we amortized $3.3 million to sales expense. Deferred commissions on our consolidated balance sheet totaled and $9.5 million at July 31, 2004 and $11.2 million at January 31, 2004.

Accounting for Stock-Based Awards. We recorded deferred stock-based compensation charges in the amount by which the exercise price of an option is less than the deemed fair value of our common stock at the date of grant. Prior to the establishment of a public market for our stock, our board of directors determined the fair value of our common stock based upon several factors, including, but not limited to, our operating and financial performance, private sales of our common and preferred stock between third parties, issuances of convertible preferred stock and appraisals performed by an appraisal firm. Following our initial public offering, the fair value of our common stock is determined by the trading price of such stock on the New York Stock Exchange.

We amortize the deferred compensation charges ratably over the four-year vesting period of the underlying option awards. As of July 31, 2004, we had an aggregate of $8.1 million of deferred stock-based compensation remaining to be amortized. We currently expect this deferred stock-based compensation balance to be amortized as follows: $1.7 million during the remainder of fiscal 2005; $3.2 million during fiscal 2006; $2.3 million during fiscal 2007; $0.8 million during fiscal 2008 and $100,000 during fiscal 2009. We have elected not to record stock-based compensation expense when employee stock options are awarded at exercise prices equal to the deemed fair value of our common stock at the date of grant. The impact of expensing employee stock awards using the Black-Scholes option-pricing model is further described in note 1 of the notes to our condensed consolidated financial statements.

In the past, we have awarded a limited number of stock options and warrants to non-employees. For these options and warrants, we recognize stock-based compensation expense over the vesting periods of the underlying awards, based on an estimate of their fair value on the vesting dates using the Black-Scholes option-pricing model. As of July 31, 2004, we had recognized compensation expense on all options and warrants issued to non-employees except for options for 55,000 shares of our common stock, substantially all of which will fully vest by July 2007 and which have a weighted average exercise price of $2.50 per share.

Results of Operations

The following tables set forth selected consolidated statements of operations data for each of the periods indicated.

	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003
	(unaudited)
	(in thousands except customer and subscriber data)
Revenues:
Subscription and support	$36,017	$19,592	$67,133	$36,514
Professional services and other	4,564	2,031	8,287	4,022

Total revenues	40,581	21,623	75,420	40,536

Cost of revenues:
Subscription and support	2,699	1,819	4,981	3,416
Professional services and other	5,483	2,009	9,564	3,767

Total cost of revenues	8,182	3,828	14,545	7,183

Gross profit	32,399	17,795	60,875	33,353
Operating expenses:
Research and development	2,074	1,685	4,201	2,925
Marketing and sales	22,525	12,205	42,940	22,861
General and administrative	6,635	3,771	12,208	7,416

Total operating expenses	31,234	17,661	59,349	33,202

Income from operations	1,165	134	1,526	151

Interest income	353	91	497	169
Interest expense	(5)	(6)	(6)	(15)
Other income (expense)	5	(70)	25	245

Income before provision for income taxes and minority interest	1,518	149	2,042	550
Provision for income taxes	202	22	272	71

Income before minority interest	1,316	127	1,770	479
Minority interest in consolidated joint venture	(146)	(5)	(163)	11

Net income	$1,170	$122	$1,607	$490

In addition to the statement of operations data above:

Cash flow provided by operating activities	$14,935	$3,986	$21,594	$8,747

	As of July 31,
	2004	2003	As of January 31, 2004
Balance sheet data:
Cash, cash equivalents and marketable securities (1)	$172,627	$23,780	$35,812
Deferred revenue	61,557	29,449	49,677

Customer and subscriber data:
Approximate number of customers	11,100	7,000	8,700
Approximate number of paying subscriptions (2)	168,000	96,000	127,000

(1)	Includes net proceeds of $113.8 million from the sale of common stock during our initial public offering in June 2004.
(2)	Paying subscriptions are defined as unique user accounts, purchased by customers for use by their employees and other customer-authorized users that have not been suspended for non-payment and for which we are recognizing subscription revenue.

The July 31, 2004 paying subscriber metrics do not include the 20,000 subscriptions to a national professional organization since these subscriptions were priced at a nominal fee per subscription per month and provide limited rights to access and use certain features in our on-demand application service. We believe that excluding the 20,000 subscriptions provides a more accurate representation of our numbers.

Also, the July 31, 2004 number excludes approximately 2,000 paying subscribers who are using the Company’s service, but for which the Company has delayed revenue recognition until specific new technology is completed.

	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003
Revenues by geography:
Americas	$32,506	$17,909	$60,842	$33,955
Europe	5,828	2,692	10,460	4,730
Asia Pacific	2,247	1,022	4,118	1,851

	$40,581	$21,623	$75,420	$40,536

Cost of revenues and operating expenses include the following amounts related to stock-based awards.

	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003
Stock-based expenses:
Cost of revenues	$187	$153	$357	$313
Research and development	80	124	169	244
Marketing and sales	408	521	822	1,035
General and administrative	425	246	629	536

	$1,100	$1,044	$1,977	$2,128

The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003
Revenues:
Subscription and support	89%	91%	89%	90%
Professional services and other	11	9	11	10

Total revenues	100	100	100	100

Cost of revenues:
Subscription and support	6	8	6	9
Professional services and other	14	10	13	9

Total cost of revenues	20	18	19	18

Gross profit	80	82	81	82
Operating expenses:
Research and development	5	8	6	8
Marketing and sales	56	56	57	56
General and administrative	16	17	16	18

Total operating expenses	77	81	79	82

Income from operations	3	1	2	—

Interest income	1	—	1	—
Interest expense	—	—	—	—
Other income (expense)	—	—	—	1

Income before provision for income taxes and minority interest	4	1	3	1
Provision for income taxes	(1)	—	(1)	—

Income before minority interest	3	1	2	1
Minority interest in consolidated joint venture	—	—	—	—

Net income	3%	1%	2%	1%

	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003
Revenues by geography:
Americas	80%	83%	81%	84%
Europe	14	12	14	12
Asia Pacific	6	5	5	4

	100%	100%	100%	100%

	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003
Stock-based expenses:
Cost of revenues	1%	1%	1%	1%
Research and development	—	1	—	—
Marketing and sales	1	2	1	3
General and administrative	1	1	1	1

	3%	5%	3%	5%

Overview of Results of Operations for the Three Months Ended July 31, 2004

Revenues during the three months ended July 31, 2004 were $40.6 million, an increase of 88 percent over the comparable period a year ago. The total number of paying subscribers increased to approximately 168,000 as of July 31, 2004 from approximately 96,000 as of July 31, 2003.

Our gross profit during the three months ended July 31, 2004 was $32.4 million, or 80 percent of revenues, and operating income was $1.2 million. Operating income for the period included a non-cash stock-based expense of $1.1 million. During the comparable period a year ago, we generated a gross profit of $17.8 million, or 82 percent of revenues, and had operating income of $100,000. Operating income during the three months ended July 31, 2003 included $1.0 million of non-cash stock-based expense.

During the three months ended July 31, 2004, we continued to incur substantial costs and operating expenses related to the expansion of our business. We added sales personnel to focus on adding new customers and increasing penetration within our existing customer base, professional services personnel to support our consulting services, and developers to broaden and enhance our on-demand service.

In June 2004, we completed our initial public offering and sold 11,500,000 shares of common stock at a price of $11.00 per share. We raised a total of $126.5 million in gross proceeds during the initial public offering. After deducting the underwriting discount of $8.8 million and offering expenses of $3.9 million, net proceeds were $113.8 million.

During the three months ended July 31, 2004, we generated $14.9 million of cash from operating activities, as compared to $4.0 million during the comparable period a year ago. At July 31, 2004, we had cash, cash equivalents and marketable securities of $172.6 million, as compared to $23.8 million at July 31, 2003, accounts receivable of $29.9 million, as compared to $15.3 million at July 31, 2003, and deferred revenue of $61.6 million, as compared to $29.4 million at July 31, 2003.

Three Months Ended July 31, 2004 and 2003

Revenues. Total revenues were $40.6 million for the three months ended July 31, 2004, compared to $21.6 million during the same period a year ago, an increase of $19.0 million, or 88 percent. Subscription and support revenues were $36.0 million, or 89 percent of total revenues, for the three months ended July 31, 2004, compared to $19.6 million, or 91 percent of total revenues, during the same period a year ago. The increase in subscription and support revenues was due primarily to the increase in the number of paying subscribers to approximately 168,000 as of July 31, 2004 from approximately 96,000 as of July 31, 2003. Professional services and other revenues were $4.6 million, or 11 percent of total revenues, for the three months ended July 31, 2004, compared to $2.0 million, or 9 percent of total revenues, for the same period a year ago. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of paying subscribers and customers.

Revenues in Europe and Asia Pacific accounted for $8.1 million, or 20 percent of total revenues, during the three months ended July 31, 2004, compared to $3.7 million, or 17 percent of total revenues, during the same period a year ago, an increase of $4.4 million, or 117 percent. The increase in revenues outside of the Americas was the result of our efforts to expand the number of locations around the world where we conduct business and our international selling and marketing activities.

Cost of Revenues. Cost of revenues was $8.2 million, or 20 percent of total revenues, during the three months ended July 31, 2004, compared to $3.8 million, or 18 percent of total revenues, during the same period a year ago, an increase of $4.4 million. The increase in absolute dollars was primarily comprised of an increase of $3.5 million in employee-related costs, substantially all of which was due to the 65 percent increase in the headcount of our professional services organization since January 31, 2004, an increase of $300,000 in service delivery costs and an increase of $400,000 in allocated expenses. The cost of the additional professional services headcount resulted in the cost of professional services and other revenues to be in excess of the related revenue during the three months ended July 31, 2004 by $900,000. We increased the professional services headcount in order to meet the anticipated demand for our consulting and training services as our customer base has expanded.

Research and Development. Research and development expenses were $2.1 million, or 5 percent of total revenues, during the three months ended July 31, 2004, compared to $1.7 million, or 8 percent of total revenues, during the same period a year ago, an increase of $400,000. The increase in absolute dollars was primarily due to an increase in employee-related costs. We increased our research and development headcount by 11 percent since January 31, 2004 in order to upgrade and extend our service offerings.

Marketing and Sales. Marketing and sales expenses were $22.5 million, or 56 percent of total revenues, during the three months ended July 31, 2004, compared to $12.2 million, or 56 percent of total revenues, during the same period a year ago, an increase of $10.3 million. The increase in absolute dollars was primarily due to an increase of $8.8 million in employee-related costs, $600,000 in marketing spending related to new service offerings and $800,000 in allocated overhead. Of the $8.8 million increase in employee-related costs, $2.1 million was related to the increased amortization expense of deferred commissions. Our marketing and sales headcount increased by 35 percent since January 31, 2004 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative. General and administrative expenses were $6.6 million, or 16 percent of total revenues, during the three months ended July 31, 2004, compared to $3.8 million, or 17 percent of total revenues, during the same period a year ago, an increase of $2.8 million. The increase was due to an increase of $1.6 million in employee-related costs and $1.2 million in professional and outside service costs. Our general and administrative headcount increased by 16 percent since January 31, 2004 as we added personnel to support our growth.

Operating Income. Operating income during the three months ended July 31, 2004 was $1.2 million. During the same period a year ago, it was $100,000. The increase was primarily due to the increase in revenues, most of which was re-invested in an effort to expand our business.

Income (losses) from operations outside of the Americas was $500,000 during the three months ended July 31, 2004 and $(200,000) during the same period a year ago. The continued investment outside of the Americas were due to our efforts in expanding the number of locations where we conduct business and expanding our international selling and marketing activities.

Interest Income. Interest income consists of investment income on cash and marketable securities balances and interest income on outstanding loans made to individuals who early exercised their stock options. Interest income was $400,000 during the three months ended July 31, 2004 and was $100,000 during the same period a year ago. The increase was primarily due to increased marketable securities balances resulting from the proceeds from sale of our common stock in our initial public offering in June 2004.

Interest Expense. Interest expense consists of interest on our capital lease obligations.

Other Income (Expense). Other income was $5,000 during the three months ended July 31, 2004, compared to other expense of $100,000 during the same period a year ago.

Provision for Income Taxes. We recorded a provision for income tax expense of $200,000 for the three months ended July 31, 2004 as compared to a provision for income tax expense of $22,000 during the same period a year ago. The current fiscal year’s provision for income taxes consists of amounts accrued for our estimated fiscal 2005 domestic federal alternative minimum tax and state income tax liability as well as an estimate of our foreign income tax expense. This provision is based upon our estimated fiscal 2005 income before the provision for income taxes and takes into consideration the utilization of our net operating loss carryforwards. To the extent our estimate of fiscal 2005 income before the provision for income taxes changes, our provision for income taxes will change as well and may take into consideration the utilization of our valuation allowance recorded against our deferred tax assets.

Based on our estimates for fiscal 2005 and beyond, we believe the uncertainty regarding the ability to realize our deferred tax assets may diminish to the point where deferred tax assets may be realized. If we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase our income or reduce our loss and increase stockholders’ equity in the quarter when such determination is made.

Minority Interest in Consolidated Joint Venture. The minority interest expense was $100,000 during the three months ended July 31, 2004 compared to minority interest expense of $5,000 during the same period a year ago.

Six Months Ended July 31, 2004 and 2003

Revenues. Total revenues were $75.4 million for the six months ended July 31, 2004, compared to $40.5 million during the same period a year ago, an increase of $34.9 million, or 86 percent. Subscription and support revenues were $67.1 million, or 89 percent of total revenues, for the six months ended July 31, 2004, compared to $36.5 million, or 90 percent of total revenues, for the same period a year ago. The increase in subscription and support revenues was due primarily to the increase in the number of paying subscribers. Professional services and other revenues were $8.3 million, or 11 percent of total revenues, for the six months ended July 31, 2004, compared to $4.0 million, or 10 percent of total revenues, for the same period a year ago. The increase in professional service and other revenues was due primarily to the higher demand for services from an increasing number of paying subscribers and customers.

Revenues in Europe and Asia Pacific accounted for $14.6 million, or 19 percent of total revenues, during the six months ended July 31, 2004, compared to $6.6 million, or 16 percent of total revenues, during the same period a year ago, an increase of $8.0 million, or 122 percent. The increase in revenues outside of the Americas was the result of our efforts to expand the number of locations around the world where we conduct business and the expansion of our international selling and marketing activities.

Cost of Revenues. Cost of revenues was $14.5 million, or 19 percent of total revenues, during the six months ended July 31, 2004, compared to $7.2 million, or 18 percent of total revenues, during the same period a year ago. The increase in absolute dollars was primarily due to an increase of $5.7 million in employee-related costs, substantially all of which was due to the 51 percent increase in the headcount of our professional services organization, an increase of $600,000 in service delivery costs and an increase of $700,000 in allocated overhead. We increased the professional services headcount in order to meet the higher demand for our consulting and training services as our customer base has expanded.

Research and Development. Research and development expenses were $4.2 million, or 6 percent of total revenues, during the six months ended July 31, 2004, compared to $2.9 million, or 8 percent of total revenues, during the same period a year ago, an increase of $1.3 million. The increase in absolute dollars was primarily due to an increase of $1.1 million in employee-related costs. We increased our research and development headcount to upgrade and extend our service offerings.

Marketing and Sales. Marketing and sales expenses were $42.9 million, or 57 percent of total revenues, during the six months ended July 31, 2004, compared to $22.9 million, or 56 percent of total revenues, during the same period a year ago, an increase of $20.0 million. The increase in absolute dollars was primarily due to an increase of $16.9 million in employee-related costs, $1.2 million in increased marketing event costs and $1.5 million in allocated overhead. Of the $16.9 million in increased employee-related costs, $4.2 million was related to sales commissions. Our marketing and sales headcount increased by 135 percent as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative. General and administrative expenses were $12.2 million, or 16 percent of total revenues, during the six months ended July 31, 2004, compared to $7.4 million, or 18 percent of total revenues, during the same period a year ago, an increase of $4.8 million. The increase in absolute dollars was primarily due to an increase of $2.3 million in employee-related costs and $2.5 million in professional and outside service costs. Our general and administrative headcount increased by 35 percent as we added personnel to support our growth.

Operating Income. Operating income during the six months ended July 31, 2004 was $1.5 million as compared to $200,000 during the same period a year ago. The increase in operating income was primarily due to an increase in revenues, most of which was re-invested in an effort to expand our business.

Income (losses) from operations outside of the Americas was $400,000 during the six months ended July 31, 2004 and was $(800,000) during the same period a year ago. The continued investments outside of the Americas were due to our efforts to expand the number of locations where we conduct business and to expand our international selling and marketing activities.

Interest Income. Interest income was $500,000 during the six months ended July 31, 2004, compared to $200,000 during the same period a year ago, an increase of $300,000. The increase was primarily due to investment earnings on higher cash and marketable securities balances.

Interest Expense. Interest expense consists of interest on our capital lease obligations.

Other Income (Expense). Other income was $25,000 during the six months ended July 31, 2004, compared to other income of $200,000 during the same period a year ago. The decrease was due to lower realized gains on foreign currency transactions.

Provision for Income Taxes. We recorded a provision for income tax expense of $300,000 for the six months ended July 31, 2004. This provision for income taxes consists of amounts accrued for our estimated fiscal 2005 domestic federal alternative minimum tax and state income tax liability as well as an estimate of our foreign income tax expense.

Minority Interest in Consolidated Joint Venture. The minority interest expense was $200,000 during the six months ended July 31, 2004 compared to minority interest income of $11,000 during the same period a year ago.

Liquidity and Capital Resources

In June 2004, we completed the sale of 11,500,000 shares of common stock in an initial public offering, including the underwriters’ exercise of an over-allotment option, and realized net proceeds of $113.8 million.

At July 31, 2004, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $172.6 million and accounts receivable of $29.9 million.

Net cash provided by operating activities was $21.6 million during the six months ended July 31, 2004 and $8.7 million during the same period a year ago. The improvement in cash flow was due primarily to the increased number of paying subscribers to our service. Cash provided by or used in operating activities has historically been affected by sales of subscriptions, support and professional services, changes in working capital accounts, particularly increases in deferred revenue and the timing of commission payments, and add-backs of non-cash expense items such as depreciation and amortization and the expense associated with stock-based awards.

Net cash used in investing activities was $86.2 million during the six months ended July 31, 2004 and $11.2 million during the same period a year ago. The increase in amounts used in the period ended July 31, 2004 primarily related to the investment of the proceeds from the sale of common stock in our initial public offering, the investment of excess cash, and capital expenditures associated with computer equipment and furniture and fixtures in support of expanding our infrastructure and work force.

Net cash provided by financing activities was $115.3 million during the six months ended July 31, 2004. During the same period a year ago, net cash used in financing activities was $200,000. The $113.8 million of net proceeds from the sale of common stock during the initial public offering and the exercise of employee stock options were offset by principal payments on capital lease obligations and the repurchase of unvested shares of common stock from terminated employees.

During fiscal 2001, we established a $3.5 million letter of credit in favor of our principal office landlord. This amount was reduced in June 2004 to $2.8 million. This letter of credit is collateralized by a certificate of deposit, which is maintained at the granting financial institution, for the same amount. This certificate of deposit is included as restricted cash on our condensed consolidated balance sheet. As of July 31, 2004, the letter of credit was outstanding and, to date, no amounts have been drawn against it. The letter of credit renews annually through December 31, 2010.

In addition, we had two letters of credit outstanding as of July 31, 2004, both of which are collateralized by certificates of deposit totaling $400,000 at the granting financial institution, for the same amount and are included as restricted cash on our condensed consolidated balance sheet. Both letters of credit have renewal provisions and expire at various dates through June 2006.

We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. Additionally, we currently do not have a bank line of credit.

In June 2004, we entered into a capital lease arrangement to obtain software licenses for use in our internal business operations. This agreement is for 3 years, with an interest rate of 3.5 percent per year. Future minimum lease payments, which total $1,610,000, including interest, under this noncancelable lease are as follows as of July 31, 2004: $293,000 during the remaining six months of fiscal 2005, $585,000 in fiscal 2006, $585,000 in fiscal 2007 and $147,000 in fiscal 2008.

We believe our existing cash, cash equivalents and short-term marketable securities and cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new services and enhancements to existing services, the timing of capital expenditures and expenses associated with Web hosting and the continuing market acceptance of our services. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

RISK FACTORS

Risks Related to Our Business and Industry

We are an early-stage company in an emerging market with an unproven business model, a new and unproven enterprise technology model and a short operating history, which makes it difficult to evaluate our current business and future prospects.

We have only a limited operating history and our current business and future prospects are difficult to evaluate. We were founded in February 1999 and began offering our on-demand CRM application service in February 2000. The risks and difficulties we encounter as an early-stage company in the new and rapidly evolving market of on-demand CRM application services include the following:

•	our new and unproven business and technology models;

•	a limited number of service offerings and risks associated with developing new service offerings; and

•	the difficulties we face in managing rapid growth in personnel and operations.

We may not be able to successfully address any of these risks or others, including the other risks related to our business and industry described below. Failure to adequately do so could seriously harm our business and cause our operating results to suffer.

We have incurred significant operating losses in the past and may incur significant operating losses in the future.

We incurred significant losses in each fiscal quarter from our inception in February 1999 through fiscal 2003 and we may incur significant operating losses in the future. Our business does not have an established record of profitability and we may not continue to be profitable. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our revenue does not grow to offset these expected increased expenses, we will not continue to be profitable. You should not consider recent quarterly revenue growth as indicative of our future performance. In fact, in future quarters we may not have any revenue growth, and our revenue could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance will be adversely affected.

If we experience significant fluctuations in our operating results and rate of growth and fail to balance our expenses with our revenue and earnings expectations, our results would be harmed and our stock price may fall rapidly and without advance notice.

Due to our limited operating history, our evolving business model and the unpredictability of our emerging industry, we may not be able to accurately forecast our rate of growth. For example, in the last eight fiscal quarters, we have recorded quarterly operating income of as much as $4.3 million and quarterly operating losses of as much as $4.9 million. We base our current and future expense levels and our investment plans on estimates of future revenue and future rate of growth. Our expenses and investments are, to a large extent, fixed and we expect that these expenses will increase in the future. We may not be able to adjust our spending quickly enough if our revenue falls short of our expectations.

As a result, we expect that our operating results may fluctuate significantly on a quarterly basis. Revenue growth may not be sustainable and may decrease in the future. We believe that period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance.

Interruptions or delays in service from our third-party Web hosting facility could impair the delivery of our service and harm our business.

We provide our service through computer hardware that is currently located in a third-party Web hosting facility in Sunnyvale, California operated by Qwest Communications International Inc. We do not control the operation of this facility, and it is subject to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. It is also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at the facility, the occurrence of a natural disaster, a decision to close the facility without adequate notice or other unanticipated problems at the facility could result in lengthy interruptions in our service. In addition, the failure by the Qwest facility to provide our required data communications capacity could result in interruptions in our service. We have an agreement with SunGard Data Systems, a provider of availability services, to provide access to a geographically remote disaster recovery facility that would provide us access to hardware, software and Internet connectivity in the event the Qwest facility becomes unavailable. Even with this disaster recovery arrangement, however, our service would be interrupted during the transition. We are in the process of obtaining additional rapid recovery services. However, we do not expect to have these services in place before December 2004 at the earliest. Any damage to, or failure of, our systems could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates. Our business will be harmed if our customers and potential customers believe our service is unreliable.

If our security measures are breached and unauthorized access is obtained to a customer’s data, our service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant liabilities.

Our service involves the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to one of our customers’ data, our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers.

If our on-demand application service is not widely accepted, our operating results will be harmed.

Historically, we have derived substantially all of our revenue from subscriptions to our on-demand application service, and we expect this will continue for the foreseeable future. As a result, widespread acceptance of our service is critical to our future success. Factors that may affect market acceptance of our service include:

•	reluctance by enterprises to migrate to an on-demand application service;

•	the price and performance of our service;

•	the level of customization we can offer;

•	the availability, performance and price of competing products and services; and

•	reluctance by enterprises to trust third parties to store and manage their internal data.

Many of these factors are beyond our control. The inability of our on-demand application service to achieve widespread market acceptance would harm our business.

The market for our technology delivery model and on-demand application services is immature and volatile, and if it does not develop or develops more slowly than we expect, our business will be harmed.

The market for on-demand application services is new and unproven, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of enterprises, large and small, to increase their use of on-demand application services in general, and for CRM in particular. Many enterprises have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to on-demand application services. Furthermore, some enterprises may be reluctant or unwilling to use on-demand application services because they have concerns regarding the risks associated with security capabilities, among other things, of the technology delivery model associated with these services. If enterprises do not perceive the benefits of on-demand application services, then the market for these services may not develop at all, or it may develop more slowly than we expect, either of which would significantly adversely affect our operating results. In addition, as a new company in this unproven market, we have limited insight into trends that may develop and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business.

Because we recognize revenue from subscriptions for our service over the term of the subscription, downturns or upturns in sales may not be immediately reflected in our operating results.

We recognize revenue from customers monthly over the terms of their subscription agreements, which are typically 12 to 24 months, although terms can range from one to 60 months. As a result, much of the revenue we report in each quarter is deferred revenue from subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter will not necessarily be fully reflected in the revenue in that quarter and will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect these reduced revenues. Accordingly, the effect of significant downturns in sales and market acceptance of our service may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

We do not have an adequate history with our subscription model to predict the rate of customer subscription renewals and the impact these renewal rates will have on our future revenue or operating results.

Our customers have no obligation to renew their subscriptions for our service after the expiration of their initial subscription period and in fact, some customers have elected not to do so. In addition, our customers may renew for a lower priced edition of our service or for fewer subscriptions. We have limited historical data with respect to rates of customer subscription renewals, so we cannot accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their dissatisfaction with our service and their ability to continue their operations and spending levels. If our customers do not renew their subscriptions for our service, our revenue will decline and our business will suffer.

Our future success also depends in part on our ability to sell additional features or enhanced editions of our service to our current customers. This may require increasingly sophisticated and costly sales efforts that are targeted at senior management. If these efforts are not successful, our business may suffer.

We derive a significant portion of our revenue from small businesses, which have a greater rate of attrition and non-renewal than medium-sized and large enterprise customers.

Our small business customers, which we consider to be companies with fewer than 200 employees, typically have shorter initial subscription periods and, based on our limited experience to date, have had a higher rate of attrition and non-renewal as compared to our medium-sized and large enterprise customers. We estimate that sales to small businesses were approximately 40 percent of our total revenues during fiscal 2004. If we cannot replace our small business customers that do not renew their subscriptions for our service with new customers quickly enough, our revenue could decline.

Our limited operating history may impede acceptance of our service by medium-sized and large customers.

Our ability to increase revenue and maintain profitability depends, in large part, on widespread acceptance of our service by medium-sized and large businesses. Our efforts to sell to these customers may not continue to be successful. In particular, because we are a relatively new company with a limited operating history, these target customers may have concerns regarding our viability and may prefer to purchase critical CRM applications from one of our larger, more established competitors. Even if we are able to sell our service to these types of customers, they may insist on additional assurances from us that we will be able to provide adequate levels of service, which could harm our business.

The market for our service may be limited if prospective customers, particularly large customers, require customized features or functions that we do not currently intend to provide in our service or that would be difficult for individual customers to customize within our service.

Prospective customers, especially large enterprise customers, may require heavily customized features and functions unique to their business processes. If prospective customers require customized features or functions that we do not offer, and that would be difficult for them to implement themselves, then the market for our service will be more limited and our business could suffer.

As more of our sales efforts are targeted at larger enterprise customers, our sales cycle may become more time-consuming and expensive, and we may encounter pricing pressure, all of which could harm our business.

As we target more of our sales efforts at larger enterprise customers, we will face greater costs, longer sales cycles and less predictability in completing some of our sales. In this market segment, the customer’s decision to use our service may be an enterprise-wide decision and, if so, these types of sales would require us to provide greater levels of education to prospective customers regarding the use and benefits of our service. In addition, larger customers may demand more customization, integration services and features. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to individual customers, driving up costs and time required to complete sales and diverting sales and professional services resources to a smaller number of larger transactions. In addition, larger enterprise customers may seek volume discounts and price concessions that could make these transactions less profitable.

The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.

The market for CRM applications is intensely competitive and rapidly changing, barriers to entry are relatively low, many of our competitors are larger and have more resources than we do, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future. If we fail to compete effectively, our operating results will be harmed. Some of our principal competitors offer their products at a lower price, which has resulted in pricing pressures. If we are unable to maintain our current pricing, our operating results could be negatively impacted. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of our service to achieve or maintain more widespread market acceptance, any of which could harm our business.

Our current principal competitors include:

•	enterprise software application vendors including Amdocs Limited, E.piphany, Inc., IBM Corporation, Microsoft Corporation, Oracle Corporation, PeopleSoft, Inc., SAP AG and Siebel Systems, Inc.;

•	packaged CRM software vendors, some of whom offer hosted services, such as BMC Software Corporation, FrontRange Solutions, Inc., Onyx Software Corp., Pivotal Corporation, which has been acquired by CDC Software Corporation, a subsidiary of chinadotcom corporation, and Sage Group plc;

•	on-demand CRM application service providers such as NetSuite, Inc., RightNow Technologies, Inc. and Salesnet, Inc.; and

•	enterprise application service providers including British Telecom, Corio, Inc. and IBM.

In addition, we face competition from businesses that develop their own CRM applications internally, as well as from enterprise software vendors and online service providers who may develop and/or bundle CRM products with their products in the future. We also face competition from some of our larger and more established competitors who historically have been packaged CRM software vendors, but who are developing directly competitive on-demand CRM application services offerings, such as Siebel Systems through Siebel CRM OnDemand and through its acquisition of Upshot Corporation. Our professional services organization competes with a broad range of large systems integrators, including Accenture Ltd., BearingPoint, Inc. and IBM, as well as smaller independent consulting firms specializing in CRM implementations. We have relationships with many of these consulting companies and frequently work cooperatively on projects with them, even as we compete for business in other customer engagements.

Many of our potential competitors enjoy substantial competitive advantages, such as greater name recognition, longer operating histories and larger marketing budgets, as well as substantially greater financial, technical and other resources. In addition, many of our potential competitors have established marketing relationships and access to larger customer bases, and have major distribution agreements with consultants, system integrators and resellers.

As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Furthermore, because of these advantages, even if our service is more effective than the products that our competitors offer, potential customers might accept competitive products and services in lieu of purchasing our service. For all of these reasons, we may not be able to compete successfully against our current and future competitors.

We may not be able to develop enhancements and new features to our existing service or acceptable new services that keep pace with technological developments.

If we are unable to develop enhancements to and new features for our existing service or acceptable new services that keep pace with rapid technological developments, our business will be harmed. The success of enhancements, new features and services depends on several factors, including the timely completion, introduction and market acceptance of the feature or edition. Failure in this regard may significantly impair our revenue growth. In addition, because our service is designed to operate on a variety of network hardware and software platforms using a standard browser, we will need to continuously modify and enhance our service to keep pace with changes in Internet-related hardware, software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements or in timely bringing them to market. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development expenses. Any failure of our service to operate effectively with future network platforms and technologies could reduce the demand for our service, result in customer dissatisfaction and harm our business.

Any efforts we may make in the future to expand our service beyond the CRM market may not succeed.

To date, we have focused our business on providing on-demand application services for the CRM market, but we may in the future seek to expand into other markets. However, any efforts to expand beyond the CRM market may never result in significant revenue growth for us. In addition, efforts to expand our on-demand application service beyond the CRM market may divert management resources from existing operations and require us to commit significant financial resources to an unproven business, which may harm our business.

If we fail to develop our brand cost-effectively, our business may suffer.

We believe that developing and maintaining awareness of the salesforce.com brand in a cost-effective manner is critical to achieving widespread acceptance of our existing and future services and is an important element in attracting new customers. Furthermore, we believe that the importance of brand recognition will increase as competition in our market develops. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful services at competitive prices. In the past, our efforts to build our brand have involved significant expense. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.

Any failure to adequately expand our direct sales force will impede our growth.

We expect to be substantially dependent on our direct sales force to obtain new customers, particularly large enterprise customers, and to manage our customer base. We believe that there is significant competition for direct sales personnel with the advanced sales skills and technical knowledge we need. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of direct sales personnel. New hires require significant training and may, in some cases, take more than a year before they achieve full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire sufficient numbers of qualified individuals in the future in the markets where we do business. If we are unable to hire and develop sufficient numbers of productive sales personnel, sales of our service will suffer.

Sales to customers outside the United States expose us to risks inherent in international sales.

Because we sell our service throughout the world, we are subject to risks and challenges that we would otherwise not face if we conducted our business only in the United States. For example, sales in Europe and Asia Pacific represented approximately 19 percent of our total revenues during the six months ended July 31, 2004 and 16 percent of total revenues during the same period a year ago, and we intend to continue to expand our international sales efforts. The risks and challenges associated with sales to customers outside the United States include:

•	localization of our service, including translation into foreign languages and associated expenses;

•	laws and business practices favoring local competitors;

•	compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

•	foreign currency fluctuations;

•	different pricing environments;

•	difficulties in staffing and managing foreign operations;

•	different or lesser protection of our intellectual property;

•	longer accounts receivable payment cycles and other collection difficulties; and

•	regional economic and political conditions.

Some of our international subscription fees are currently denominated in U.S. dollars and paid in local currency. As a result, fluctuations in the value of the U.S. dollar and foreign currencies may make the service more expensive for international customers, which could harm our business. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuation.

Defects in our service could diminish demand for our service and subject us to substantial liability.

Because our service is complex, it may have errors or defects that users identify after they begin using it, which could harm our reputation and our business. Internet-based services frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in our service and new errors in our existing service may be detected in the future. Since our customers use our service for important aspects of their business, any errors, defects or other performance problems with our service could hurt our reputation and may damage our customers’ businesses. If that occurs, customers could elect not to renew, or delay or withhold payment to us, we could lose future sales or customers may make warranty claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expense. Any of our trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. We currently have no issued patents and may be unable to obtain patent protection in the future. In addition, if any patents are issued in the future, they may not provide us with any competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our service is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

We might be required to spend significant resources to monitor and protect our intellectual property rights. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel.

We may be sued by third parties for alleged infringement of their proprietary rights.

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. As the number of entrants into our market increases, the possibility of an intellectual property claim against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming and expensive to resolve, and could divert management attention from executing our business plan. In addition, many of our subscription agreements require us to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim. An adverse determination could also prevent us from offering our service to others.

We rely on third-party hardware and software that may be difficult to replace or which could cause errors or failures of our service.

We rely on hardware purchased or leased and software licensed from third parties in order to offer our service, including database software from Oracle Corporation. This hardware and software may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could result in delays in the provisioning of our service until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. Any errors or defects in third-party hardware or software could result in errors or a failure of our service which could harm our business.

We may be required to purchase the interest in our Japanese joint venture held by our joint venture partner, under certain circumstances, on terms that may not be favorable to us.

In some circumstances, we may be required to purchase the interest of our Japanese joint venture partner. If we default under the terms of our joint venture agreement with our joint venture partner, or if we and our partner disagree over a course of action proposed for the joint venture entity and the disagreement continues, then our partner may require that we purchase its interest in the joint venture. In the event we are required to purchase our partner’s interest in the joint venture, we could be forced to make an unanticipated outlay of a significant amount of capital, which could harm our financial condition. Although the timing and circumstances of any such purchase, were it to be required, are not predictable, if the joint venture were valued based on its most recent financing, which occurred in September 2003, the buyout price could be as much as approximately $13.0 million.

If we acquire any companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.

We may acquire or make investments in complementary companies, services and technologies in the future. We have not made any acquisitions or investments to date, and therefore our ability as an organization to make acquisitions or investments is unproven. Acquisitions and investments involve numerous risks, including:

•	difficulties in integrating operations, technologies, services and personnel;

•	diversion of financial and managerial resources from existing operations;

•	risk of entering new markets;

•	potential write-offs of acquired assets or investments;

•	potential loss of key employees;

•	inability to generate sufficient revenue to offset acquisition or investment costs; and

•	delays in customer purchases due to uncertainty.

In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted which could affect the market price of our stock. As a result, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects may be seriously harmed.

Evolving regulation of the Internet may affect us adversely.

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. For example, we believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for CRM solutions and restricting our ability to store, process and share data with our customers. In addition, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business.

The success of our business depends on the continued growth and acceptance of the Internet as a business tool.

Expansion in the sales of our service depends on the continued acceptance of the Internet as a communications and commerce platform for enterprises. The Internet could lose its viability as a business tool due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility and quality-of-service. The performance of the Internet and its acceptance as a business tool has been harmed by “viruses,” “worms” and similar malicious programs, and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If for any reason the Internet does not remain a widespread communications medium and commercial platform, the demand for our service would be significantly reduced, which would harm our business.

Our growth could strain our personnel resources and infrastructure, and if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.

We are currently experiencing a period of rapid growth in our headcount and operations, which has placed, and will continue to place, to the extent that we are able to sustain such growth, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate that further growth will be required to address increases in our customer base, as well as our expansion into new geographic areas.

Our success will depend in part upon the ability of our senior management to manage this growth effectively. To do so, we must continue to hire, train and manage new employees as needed. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. The additional headcount and capital investments we are adding will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by offsetting expense reductions in the short term. If we fail to successfully manage our growth, we will be unable to execute our business plan.

We are dependent on our management team, and the loss of any key member of this team may prevent us from implementing our business plan in a timely manner.

Our success depends largely upon the continued services of our executive officers and other key personnel, particularly Marc Benioff, our Chief Executive Officer and Chairman of the Board. We are also substantially dependent on the continued service of our existing development personnel because of the complexity of our service and technologies. We do not have employment agreements with any of our executive officers, key management or development personnel that require them to remain our employees and, therefore, they could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees could seriously harm our business.

Because competition for our target employees is intense, we may not be able to attract and retain the highly skilled employees we need to support our planned growth.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software and Internet-related services and senior sales executives. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain key employees. Furthermore, proposed changes to accounting principles generally accepted in the United States relating to the expensing of stock options may discourage us from granting the size or type of stock options awards that job candidates require to join our company. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

We might require additional capital to support business growth, and this capital might not be available.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new services or enhance our existing service, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the Securities and Exchange Commission, or SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

For example, we currently are not required to record stock-based compensation charges if the employee’s stock option exercise price is equal to or exceeds the deemed fair value of our common stock at the date of grant. However, several companies have recently elected to change their accounting policies and begun to record the fair value of stock options as an expense. Although the standards have not been finalized and the timing of a final statement has not been established, FASB has announced its support for recording expense for the fair value of stock options granted. If we were required to change our accounting policy in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, and retroactively restate prior periods as if we had adopted these standards for all periods presented, then our cost of revenues and operating expenses would have increased by approximately $4.1 million for fiscal 2004 and $4.6 million for the six months ended July 31, 2004.

Risks Related to Ownership of Our Common Stock

If our involvement in a lengthy May 9th New York Times article about salesforce.com or any other publicity regarding salesforce.com or the initial public offering during the waiting period were held to be “gun jumping” in violation of the Securities Act of 1933, we could be required to repurchase securities sold in our initial public offering.

In a New York Times article dated May 9, 2004 and entitled “It’s Not Google. It’s That Other Big I.P.O.,” information regarding our initial public offering and salesforce.com, our development and our business strategy was published. In preparation of the article, the reporter spent most of a full day with Marc Benioff, our Chairman and CEO. As a result, it could have been expected that a lengthy article would be published. Portions of this New York Times article were subsequently reprinted by a number of news outlets. While some of the factual statements about salesforce.com in the article were disclosed in the Registration Statement for our initial public offering, the article presented statements about our company in isolation and did not disclose many of the related risks and uncertainties described in the Registration Statement.

In addition to the New York Times article, there was substantial additional press coverage regarding us and the initial public offering during the offering process. These articles also presented statements about our company in isolation and did not disclose many of the related risks and uncertainties described in the Registration Statement.

In order to reduce the risk of investors’ possible reliance on the New York Times article and other news reports and articles, we stopped our offering on May 13, 2004. We then allowed a “cooling off” period to pass so that the effect of this article and other reports, articles and information would be dissipated.

It is uncertain whether the May 9th New York Times article or any of our publicity related activities could be held to be a violation of Section 5 of the Securities Act. If any article or activity was held by a court to be in violation of the Securities Act, we could be required to repurchase the shares sold to purchasers in our public offering at the original $11.00 purchase price, plus interest, for a period of one year following the date of the violation. We would contest vigorously any claim that a violation of the Securities Act occurred.

The trading price of our common stock is likely to be volatile and could subject us to litigation.

The trading prices of the securities of technology companies have been highly volatile. Accordingly, the trading price of our common stock has been and is likely to continue to be subject to wide fluctuations. Further, our common stock has a limited trading history. Factors affecting the trading price of our common stock include:

•	variations in our operating results;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock; and

•	market conditions in our industry, the industries of our customers and the economy as a whole.

In addition, if the market for technology stocks or the stock market in general experiences uneven investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies within, or outside, our industry even if these events do not directly affect us. Any volatility in our stock price may result in litigation, such as the lawsuits following the approximate 25% decline in our stock price on July 21, 2004, which may harm our business and results of operations.

If securities analysts do not publish research or reports about our business or if they downgrade our stock, the price of our stock could decline.

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. If one or more of the analysts who do cover us downgrade our stock, our stock price would likely decline rapidly. Furthermore, if one or more of these analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

Future sales of shares by existing stockholders could cause our stock price to decline.

In connection with our public offering, holders of up to 91,256,880 shares of our capital stock agreed with Morgan Stanley & Co. Incorporated, the lead underwriter in the offering, not to sell or otherwise dispose of their shares until December 19, 2004. Currently, only the 11,500,000 shares of our common stock sold in our public offering are freely tradable. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock held by them in the public market, the trading price of our common stock could decline substantially. Morgan Stanley may, in its sole discretion, permit our officers, directors, employees and current stockholders who are subject to the lock-up to sell their shares prior to December 19th.

After the lock-up agreements expire on December 19, 2004, the 91,256,880 shares will be eligible for sale in the public market, 55,516,612 of which are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and various vesting agreements. In addition, the 1,299,496 shares subject to outstanding warrants and the 23,115,865 shares that are either subject to outstanding options or reserved for future issuance under our 1999 Stock Option Plan, 2004 Equity Incentive Plan, 2004 Outside Directors Stock Plan and 2004 Employee Stock Purchase Plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

Our executive officers, directors, current 5 percent or greater stockholders and affiliated entities together beneficially own approximately 54.8 percent of our outstanding common stock. As a result, these stockholders, acting together, will have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Our amended and restated certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions among other things:

•	establish a classified board of directors so that not all members of our board are elected at one time;

•	establish the size of the board of directors at seven (7) members;

•	provide that directors may only be removed “for cause” and only with the approval of 66 2/3 percent of our stockholders;

•	require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and bylaws;

•	authorize the issuance of “blank check” preferred stock that our board could issue to increase the number of outstanding shares and to discourage a takeover attempt;

•	eliminate the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British pound, Canadian dollar and Japanese yen. We have a risk management policy that allows us to utilize foreign currency forward and option contracts to manage currency exposures that exist as part of our ongoing business operations. To date, we have not entered into any hedging contracts since exchange rate fluctuations have had little impact on our operating results and cash flows.

If we were to enter into hedging contracts, the contracts by policy would have maturities of less than three months and settle before the end of each quarterly period. Additionally, by policy we would not enter into any hedging contracts for trading or speculative purposes.

Interest rate sensitivity

We had unrestricted cash, cash equivalents and marketable securities totaling $172.6 million at July 31, 2004. These amounts were invested primarily in money market funds and instruments, corporate notes and bonds, government securities and other debt securities with strong credit ratings. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes.

Our fixed-income portfolio is subject to interest rate risk. An immediate increase in interest rates of 100-basis points could result in higher interest income of $1.0 million offset by a principal reduction of $3.3 million for a net reduction of $2.3 million over a 12-month period. Similarly, a 100-basis point decrease could result in a decrease in interest income of $1.0 million and a principal increase of $3.3 million for a net increase of $2.3 million. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by us in periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute assurance that the design will succeed in achieving its stated goals.

(b) Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Shareholder Class Actions. On July 26, 2004, a purported class action complaint was filed in the United States District Court for the Northern District of California, entitled Morrison v. salesforce.com, et al., Case No. C 04-3009, against salesforce.com, inc., our Chief Executive Officer and our Chief Financial Officer. The complaint alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, purportedly on behalf of all persons who purchased salesforce.com common stock between June 21, 2004 and July 21, 2004, inclusive. The claims are based on allegations that we failed to disclose a declining trend in our revenues and earnings. Subsequently, three other substantially similar class action complaints were filed in the same district based on the same facts and allegations, entitled Evans v. salesforce.com, et al., Case No. C 04-3102 (JW); Santos v. salesforce.com, et al., Case No. C 04-3119; and Schumacher v. salesforce.com, et al., Case No. C 04-3134. The plaintiff in Santos also asserted claims under Section 11 and Section 15 of the Securities Act of 1933, as amended. The actions likely will be consolidated. Each of the actions seeks damages against the defendants in an unspecified amount. The time for filing motions for appointment of a lead plaintiff and lead plaintiff’s counsel expires on or about September 24, 2004. The class actions are still in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any. We do not believe that the lawsuits have any merit and we intend to defend the actions vigorously.

Shareholder Derivative Actions. On August 6, 2004, a shareholder derivative action was filed in the Superior Court of the State of California, San Francisco County, entitled Borrelli v. Benioff, et al., Case No. 04-453615, against our Chief Executive Officer, our Chief Financial Officer and members of our Board of Directors alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment under state common law. Subsequently, a substantially similar complaint was filed in the same court based on the same facts and allegations, entitled Johnson v. Benioff, et al. These complaints are based upon the same facts and circumstances as alleged in the shareholder class action complaints discussed above, and assert that the defendants breached their fiduciary duties by making or failing to prevent salesforce.com, inc. and our management from making statements or omissions that potentially subject us to liability and injury to our reputation. The actions seek damages on behalf of salesforce.com in an unspecified amount, among other forms of legal and equitable relief. Salesforce.com is named solely as a nominal defendant against which no recovery is sought. The plaintiff shareholders made no demand upon the Board of Directors prior to filing this action. The derivative actions are still in the preliminary stages, and it is not possible for us to quantify the extent of potential liability to the individual defendants, if any. Management does not believe that the lawsuits have any merit and they intend to defend the actions vigorously.

Generally, we are involved in various legal proceedings arising from the normal course of business activities. In our opinion, resolution of these matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or our financial position. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect our future results of operations, cash flows or financial position in a particular period.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a.	Securities Sold

Since May 1, 2004 we issued 35,081 shares of common stock to our employees upon the exercise of options awarded under the 1999 Stock Option Plan at exercise prices ranging from $1.10 to $2.50. We also issued 146,836 shares of common stock upon the exercise of warrants at exercise prices ranging from $1.10 to $1.75.

b.	Underwriters and Other Purchasers

Not applicable.

c.	Consideration

As a result of the exercise of these options and warrants, we received proceeds of $92,000.

d.	Exemption from Registration Claimed

The shares issued pursuant to the above described exercises were exempt from Registration pursuant to Section 3(a)(9) or Section 4(2) of the Securities Act by Rule 506 thereunder or Rule 701.

e.	Terms of Conversion or Exercise

Not applicable.

f.	Use of Proceeds

The Securities and Exchange Commission declared our registration statement, filed on Form S-1 (File No. 333-111289) under the Securities Act of 1933 in connection with the initial public offering of our common stock, $0.001 par value, effective on June 22, 2004. The underwriters were Morgan Stanley & Co. Incorporated, Deutsche Bank Securities Inc., UBS Securities LLC, Wachovia Capital Markets, LLC and William Blair & Company, L.L.C.

Our initial public offering commenced on June 23, 2004. All 11,500,000 shares of common stock registered under the Registration Statement, which included 1,500,000 shares of common stock covered by an over-allotment option granted to the underwriters, were sold to the public at a price of $11.00 per share. All of the shares of common stock were sold by us and there were no selling shareholders in the offering. The offering did not terminate until after the sale of all of the securities registered by the Registration Statement.

The aggregate gross proceeds from the shares of common stock sold were $126.5 million. The aggregate net proceeds to us were $113.8 million after deducting $8.8 million in underwriting discounts and commissions and $3.9 million in other costs incurred in connection with the offering.

We have not spent any of the net proceeds from our public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The Exhibits listed below are filed as part of this Form 10-Q.

Exhibit 3.1*	Restated Certificate of Incorporation of salesforce.com, inc.

Exhibit 3.2*	Amended and Restated Bylaws of salesforce.com, inc.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from the Company’s registration statement on Form S-1 (No. 333-111289) as filed with the Securities and Exchange Commission on April 20, 2004.

Reports on Form 8-K

We did not file any reports on Form 8-K during the three months ended July 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 25, 2004

salesforce.com, inc.

/s/ STEVE CAKEBREAD
Steve Cakebread
Chief Financial Officer