Form 10-Q
period 2004-10-31
SALESFORCE COM INC
filed 2004-11-22
CIK 1108524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of October 31, 2004, there were approximately 103.1 million shares of the Registrant’s Common Stock outstanding.

salesforce.com, inc.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

salesforce.com, inc.

Condensed Consolidated Balance Sheets

(in thousands)

	October 31, 2004	January 31, 2004
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$22,756	$10,463
Short-term marketable securities	91,641	25,349
Accounts receivable	37,535	26,536
Deferred commissions	6,843	8,266
Prepaid expenses and other current assets	4,145	3,532

Total current assets	162,920	74,146

Marketable securities, noncurrent	70,617	—
Restricted cash	2,927	3,912
Fixed assets, net	6,525	5,069
Deferred commissions, noncurrent	1,936	2,890
Other assets	1,778	1,494

Total assets	$246,703	$87,511

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,844	$2,035
Accrued expenses and other current liabilities	26,755	17,682
Income taxes payable	414	534
Deferred revenue	74,240	49,677
Current portion of capital lease obligation	561	78

Total current liabilities	105,814	70,006

Capital lease obligations, net of current portion	862	—
Long-term lease abandonment liability and other	1,642	1,830
Minority interest	1,030	775

Total liabilities	109,348	72,611

Commitments and contingencies

Convertible preferred stock	—	61,137
Stockholders’ equity (deficit):
Common stock	103	32
Additional paid-in capital	213,870	35,580
Deferred stock-based compensation	(6,734)	(8,251)
Notes receivables from stockholders	(1,748)	(1,674)
Accumulated other comprehensive income	38	10
Accumulated deficit	(68,174)	(71,934)

Total stockholders’ equity (deficit)	137,355	(46,237)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$246,703	$87,511

See accompanying Notes to Condensed Consolidated Financial Statements.

salesforce.com, inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
Revenues:
Subscription and support	$41,465	$22,480	$108,598	$58,994
Professional services and other	4,896	2,954	13,183	6,976

Total revenues	46,361	25,434	121,781	65,970

Cost of revenues (1):
Subscription and support	3,546	2,143	8,527	5,559
Professional services and other	5,359	2,525	14,923	6,292

Total cost of revenues	8,905	4,668	23,450	11,851

Gross profit	37,456	20,766	98,331	54,119
Operating expenses (1):
Research and development	2,462	1,880	6,663	4,805
Marketing and sales	24,940	14,597	67,880	37,458
General and administrative	8,281	4,320	20,489	11,736
Lease abandonment (recovery)	—	(4,342)	—	(4,342)

Total operating expenses	35,683	16,455	95,032	49,657
Income from operations	1,773	4,311	3,299	4,462
Interest income	989	89	1,486	258
Interest expense	(14)	(5)	(20)	(20)
Other income (expense)	(176)	(38)	(151)	207

Income before provision for income taxes and minority interest	2,572	4,357	4,614	4,907
Provision for income taxes	342	455	614	526

Income before minority interest	2,230	3,902	4,000	4,381
Minority interest in consolidated joint venture	(77)	(113)	(240)	(102)

Net income	$2,153	$3,789	$3,760	$4,279

Basic net income per share	$0.02	$0.13	$0.06	$0.15
Diluted net income per share	0.02	0.04	0.03	0.04
Weighted-average number of shares used in per share amounts:
Basic	102,337	29,906	66,183	29,267
Diluted	116,176	95,521	108,701	98,975

(1)	Amounts include stock-based expenses, as follows:

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
Cost of revenues	$172	$177	$529	$490
Research and development	77	109	246	353
Marketing and sales	386	529	1,208	1,564
General and administrative	556	194	1,185	730

	$1,191	$1,009	$3,168	$3,137

See accompanying Notes to Condensed Consolidated Financial Statements.

salesforce.com, inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
Operating activities
Net income	$2,153	$3,789	$3,760	$4,279
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in consolidated joint venture	77	113	240	102
Depreciation and amortization	800	631	2,227	1,956
Amortization of deferred commissions	4,255	2,232	11,723	5,483
Lease abandonment (recovery)	—	(4,342)	—	(4,342)
Expense related to stock-based awards	1,191	1,009	3,168	3,137
Changes in assets and liabilities	4,674	3,456	13,626	5,020

Net cash provided by operating activities	13,150	6,888	34,744	15,635

Investing activities
Restricted cash	231	(152)	985	(179)
Changes in marketable securities	(50,724)	(6,300)	(136,909)	(16,650)
Capital expenditures	(1,281)	(712)	(2,043)	(1,531)

Net cash used in investing activities	(51,774)	(7,164)	(137,967)	(18,360)

Financing activities
Proceeds from the issuance of common stock, net of issuance costs incurred	—	—	113,768	—
Proceeds from the exercise of stock options	459	640	2,193	815
Principal payments on capital lease obligations	(139)	(136)	(354)	(446)
Repurchase of unvested shares	(211)	—	(254)	(16)
Proceeds from subsidiary stock offerings	—	167	40	167

Net cash provided by financing activities	109	671	115,393	520

Effect of exchange rate changes on cash and cash equivalents	178	11	123	32

Net increase (decrease) in cash and cash equivalents	(38,337)	406	12,293	(2,173)
Cash and cash equivalents at beginning of period	61,093	6,130	10,463	8,709

Cash and cash equivalents at end of period	$22,756	$6,536	$22,756	$6,536

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$14	$5	$20	$20
Income taxes	$468	$378	$734	$386
Noncash financing and investing activities
Fixed assets acquired under capital lease	$—	$—	$1,699	$—
Conversion of preferred stock into common	$—	$—	$61,137	$—

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

Fiscal Year

The Company’s fiscal year ends on January 31. References to fiscal 2005, for example, refer to the fiscal year ending January 31, 2005.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of October 31, 2004 and the condensed consolidated statements of operations and cash flows for the three and nine months ended October 31, 2004 and 2003 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 22, 2004.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Registration Statement and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of October 31, 2004, its results of operations and its cash flows for the three and nine months ended October 31, 2004 and 2003. The results for the three and nine months ended October 31, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2005.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, SFDC International Ltd., SFDC EMEA Ltd., SFDC UK Ltd., SFDC Luxembourg Sárl, SFDC Australia Pty. Ltd., SFDC Singapore Pte. Ltd. and Salesforce.com Canada Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

Additionally, the Company holds a majority interest in Kabushiki Kaisha salesforce.com (“Salesforce Japan”), a Japanese joint venture. As of October 31, 2004, the Company owned a 63 percent interest in the joint

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

venture. Given the Company’s majority ownership interest in the joint venture, the accounts of the joint venture have been consolidated with the accounts of the Company, and a minority interest has been recorded for the minority investors’ interests in the net assets and operations of the joint venture to the extent of the minority investors’ individual investments. Additionally, the Company records gains and losses resulting from the change of interest in Salesforce Japan directly to stockholders’ equity as additional paid-in capital.

Segments

The Company operates in one segment.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in net income for the period and have not been material during the three and nine months ended October 31, 2004 and 2003. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date as quoted on the Pacific Stock Exchange. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

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

The Company’s accounts receivable and net revenues are derived from a large number of direct customers. No customer accounted for more than 5 percent of accounts receivable at October 31, 2004 and January 31, 2004, other than a single customer who accounted for 7 percent of the accounts receivable balance at January 31, 2004. No single customer accounted for 5 percent or more of total revenue during the three and nine month periods ended October 31, 2004 and 2003.

As of October 31, 2004 and January 31, 2004, assets located outside the Americas were 8 percent and 12 percent of total assets, respectively. Revenues by geographical region are as follows (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
Revenues by geography:
Americas	$37,150	$20,646	$97,992	$54,601
Europe	6,566	3,167	17,026	7,897
Asia Pacific	2,645	1,621	6,763	3,472

	$46,361	$25,434	$121,781	$65,970

The income (loss) from operations outside the Americas totaled $716,000 and $(42,000) during the three months ended October 31, 2004 and 2003, respectively. Additionally, the income (loss) from operations outside the Americas totaled $1,076,000 and $(877,000) during the nine months ended October 31, 2004 and 2003, respectively.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, which primarily consist of cash on deposit with banks and money market funds, are stated at cost, which approximates fair value.

Restricted Cash

The Company’s restricted cash balance of $2,927,000 at October 31, 2004 consisted primarily of a certificate of deposit in the amount of $2,800,000, plus interest, that serves as collateral to a letter of credit that was issued to the Company’s principal landlord as a security deposit. The certificate of deposit bears annual interest at 1 percent and the letter of credit renews annually through December 31, 2010. The remaining restricted cash balance at October 31, 2004 of $127,000 consisted of collateral for a separate letter of credit.

Marketable Securities

Management determines the appropriate classification of investments in marketable securities at the time of purchase in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities and reevaluates such determination at each balance sheet date. Securities, which are classified as available for sale at October 31, 2004, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Fair value is determined based on quoted market rates. Realized gains and losses and declines in value judged to be other-than-temporary on securities available for sale are included as a component of interest income. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of interest income.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income. Specifically, cumulative foreign currency translation and unrealized gains and losses on marketable securities adjustments, net of tax, are included in accumulated other comprehensive income.

Comprehensive income consisted of the following:

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
Net income	$2,153	$3,789	$3,760	$4,279
Other comprehensive income	138	88	28	40

Total comprehensive income	$2,291	$3,877	$3,788	$4,319

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Accounting for Stock-Based Compensation

The Company accounts for compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Under APB 25, compensation expense of fixed stock options is based on the difference, if any, on the date of the grant between the deemed fair value of the Company’s stock and the exercise price of the option. Compensation expense is recognized on a straight-line basis over the option-vesting period of four years. The Company accounts for stock issued to nonemployees in accordance with the provisions of SFAS 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Pro forma information regarding the results of operations is determined as if the Company had accounted for its employee stock options using the fair-value method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
Volatility	80%	100%	80% - 100%	100%
Weighted-average estimated life	4 years	4 years	4 years	4 years
Weighted-average risk-free interest rate	3.10%	2.63%	2.86 - 3.54%	2.63 - 2.92%
Dividend yield	—	—	—	—

Had compensation cost for the Company’s stock-based compensation plans been determined using the fair-value method at the grant date for awards under those plans calculated using the Black-Scholes pricing model, the Company’s net income would have been decreased to the pro forma amounts indicated below (in thousands, except per share data):

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
Net income, as reported	$2,153	$3,789	$3,760	$4,279
Add: Total stock-based compensation expense included in the determination of net income	815	935	2,494	2,865
Deduct: Total stock-based compensation expense determined under the fair-value-based method for all awards. Such expense amounts are not net of tax benefits.	(3,235)	(2,182)	(9,541)	(5,487)

Net income (loss), pro forma	$(267)	$2,542	$(3,287)	$1,657

Net income (loss), per share:
Basic
As reported	$0.02	$0.13	$0.06	$0.15
Pro forma	—	0.08	(0.05)	0.06
Diluted:
As reported	$0.02	$0.04	$0.03	$0.04
Pro forma	—	0.03	(0.05)	0.02

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

A reconciliation of the denominator used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
Numerator:
Net income	$2,153	$3,789	$3,760	$4,279

Denominator:
Weighted-average shares outstanding for basic earnings per share, net of weighted-average shares of common stock subject to repurchase	102,337	29,906	66,183	29,267
Effect of dilutive securities:
Employee stock options and warrants	13,839	7,591	12,762	11,684
Convertible preferred stock	—	58,024	29,756	58,024

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	116,176	95,521	108,701	98,975

Outstanding unvested common stock purchased by employees is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding for basic earnings per share.

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact as their exercise prices were greater than the average fair values of our common stock (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
Options	102	1,667	430	2,508

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

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

•	The collection of the fees is probable; and

•	The amount of fees to be paid by the customer is fixed or determinable.

Subscription and support revenues are recognized on a monthly basis over the terms of the contracts. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

Professional services and other revenues, when sold with subscription and support offerings, are accounted for separately when these services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value of the undelivered elements. The Company’s arrangements do not contain general rights of return. Additionally, when professional services are sold with other elements, the consideration from the revenue arrangement is allocated among the separate elements based upon the relative fair value. Professional services and other revenues are recorded as follows: Consulting revenues are recognized upon completion of contracts that are of short duration (generally less than 60 days) and as the services are rendered for contracts of longer duration. Training revenues, resulting from system administrator, user and partner workshops, are recognized after the services are performed.

On occasion, the Company has purchased from its suppliers goods or services for the Company’s use in its operations at or around the same time these same businesses entered into subscription and/or consulting agreements. The Company generally defines “at or around the same time” as within nine months. Revenues recognized from customers who were also suppliers were not significant during the three and nine months ended October 31, 2004 and 2003. Both the procurement and revenue agreements are separately negotiated, settled ultimately in cash, and recorded at what the Company considers to be fair value. When any of these factors is not present, the Company does not recognize the revenue from the underlying sale agreements; rather, the revenue is netted with expenses.

Deferred Revenue

Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s subscription service described above and is recognized as revenue recognition criteria are met. The Company generally invoices its customers in annual or quarterly installments. Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year, noncancelable subscription agreements.

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

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

The Company has entered into service level agreements with a small number of its customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits or terminate their agreements in the event that the Company fails to meet those levels. Through October 31, 2004, the Company recorded a provision of $600,000 for potential credits, and paid out $200,000. No customer has terminated its subscription agreement pursuant to any service level agreement provisions.

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

2. Balance Sheet Accounts

Marketable Securities

At October 31, 2004, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$74,688	$132	$(55)	$74,765
Municipal bonds	25,410	—	(20)	25,390
US government and agency obligations	62,069	54	(20)	62,103

	$162,167	$186	$(95)	$162,258

October 31, 2004
Recorded as follows:
Short-term (due in one year or less)	$91,641
Long-term (due between one and three years)	70,617

$162,258

At January 31, 2004, the Company had $25,349,000 of short-term marketable securities, consisting of municipal bonds. The cost of these securities approximated fair value.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Fixed Assets

Fixed assets consisted of the following (in thousands):

	October 31, 2004	January 31, 2004
	(unaudited)	(audited)
Computers, equipment and software	$11,633	$8,693
Furniture and fixtures	1,728	1,784
Leasehold improvements	1,951	1,610

	15,312	12,087
Less accumulated depreciation and amortization	(8,787)	(7,018)

	$6,525	$5,069

Depreciation and amortization expense totaled $699,000 and $560,000 for the three months ended October 31, 2004 and 2003, respectively, and $1,945,000 and $1,761,000 for the nine months ended October 31, 2004 and 2003, respectively.

Fixed assets at October 31, 2004 and January 31, 2004 included a total of $3,487,000 and $1,788,000, respectively, acquired under capital lease agreements. Accumulated amortization relating to equipment and software under capital leases totaled $2,001,000 and $1,717,000, respectively, at October 31, 2004 and January 31, 2004. Amortization of assets under capital leases is included in depreciation and amortization expense.

Other Assets

Other assets consisted of the following (in thousands):

	October 31, 2004	January 31, 2004
	(unaudited)	(audited)
Capitalized internal-use software development costs, net of accumulated amortization of $843 and $561, respectively	$589	$572
Long-term deposits	1,189	922

	$1,778	$1,494

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	October 31, 2004	January 31, 2004
	(unaudited)	(audited)
Accrued compensation	$12,880	$8,980
Accrued other liabilities	6,936	3,812
Current portion of lease abandonment liability	308	477
Liability for early exercise of unvested employee stock options	704	749
Accrued taxes payable	2,660	2,304
Accrued professional costs	2,421	695
Accrued rent	846	665

	$26,755	$17,682

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

3. Initial Public Offering

In June 2004, the Company completed the sale of 11,500,000 shares of common stock, which included the underwriters’ exercise of an over-allotment option, at a price of $11.00 per share. A total of $126,500,000 in gross proceeds was raised in this initial public offering. After deducting the underwriting discount of $8,855,000 and offering expenses of $3,877,000, net proceeds were $113,768,000.

Upon the closing of the Company’s initial public offering, the 58,024,345 shares of the Company’s outstanding convertible preferred stock converted, on a one-for-one basis, into shares of common stock.

4. Stockholders’ Equity

Stock Options Issued to Employees

In April 1999, the Company’s Board of Directors adopted and stockholders approved the 1999 Stock Option Plan (the “1999 Plan”) which provides for the issuance of incentive and nonstatutory options to employees and nonemployees of the Company. Through June 22, 2004, the Company had reserved 38,000,000 shares of common stock for issuance under the 1999 Plan. As of October 31, 2004, there were 1,103,506 shares of common stock available for grant under the 1999 Plan.

Additionally, in December 2003 in connection with the Company’s initial public offering, the Company’s Board of Directors approved the 2004 Equity Incentive Plan, the 2004 Employee Stock Purchase Plan and the 2004 Outside Directors Stock Plan. These plans were approved by the Company’s stockholders in February 2004. The following number of shares were reserved under these plans:

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

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Stock option activity for the nine months ended October 31, 2004 is as follows (unaudited):

		Options Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted- Average Exercise Price
Balance as of January 31, 2004	2,889,379	15,928,395	$2.29
Increase in options authorized:
2004 Equity Incentive Plan	4,000,000	—	—
2004 Outside Directors Stock Plan	1,000,000	—	—
Granted under all option plans	(4,677,527)	4,677,527	10.30
Granted to board members for board services	(27,500)	—	—
Exercised	—	(2,056,573)	1.08
Cancelled	1,155,296	(1,155,296)	5.67
Repurchased	190,858	—	—

Balance as of October 31, 2004	4,530,506	17,394,053	$4.35

For the nine months ended October 31, 2004, the Company recorded $1,859,000 of deferred stock-based compensation expense for the excess of the deemed fair market value over the exercise price at the date of grant related to stock options granted to employees. The Company reversed deferred stock-based compensation related to cancellation of options for terminated employees in the amount of $882,000 during the nine months ended October 31, 2004. The Company amortized $2,494,000 of the deferred stock-based compensation in the nine months ended October 31, 2004. The compensation expense is being recognized on a straight-line basis over the option-vesting period of four years.

The following table summarizes information about stock options outstanding as of October 31, 2004:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
$0.03 to $0.95	1,394,000	6.01	$0.36
$1.10	4,537,203	7.79	1.10
$1.25 to $2.00	594,547	5.90	1.56
$2.50	4,471,410	8.66	2.50
$4.00 to $18.45	6,396,893	9.43	9.06

	17,394,053		$4.35

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Common Stock

The following shares of common stock are available for future issuance at October 31, 2004:

Options outstanding	17,394,053
Warrants outstanding	1,125,639
Stock available for future grant:
1999 Stock Option Plan	1,103,506
2004 Equity Incentive Plan	2,427,000
2004 Employee Stock Purchase Plan	1,000,000
2004 Outside Directors Stock Plan	1,000,000

24,050,198

5. Commitments and Contingencies

Letters of Credit

In fiscal year 2001, the Company established a $3,500,000 letter of credit in favor of its principal landlord. This letter of credit is collateralized by a certificate of deposit maintained at the granting financial institution, both of which were reduced to $2,800,000 in June 2004. As of October 31, 2004, the letter of credit was outstanding; however, no amounts had been drawn against it. The letter of credit renews annually through December 31, 2010.

In addition, the Company had an additional letter of credit outstanding as of October 31, 2004, which was collateralized by a certificate of deposit in the aggregate of $127,000 and is maintained at the granting financial institution.

Leases

The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates through 2011.

In June 2004, the Company entered into a capital lease arrangement to obtain software licenses for use in its internal business operations. This agreement is for 3 years, with an interest rate of 3.5 percent per year. As of October 31, 2004, future minimum lease payments, which total $1,463,000, including interest of $40,000, under this noncancelable lease are as follows: $146,000 during the remaining three months of fiscal 2005, $585,000 in fiscal 2006, $585,000 in fiscal 2007 and $147,000 in fiscal 2008.

In November 2004, the Company entered into an operating lease for additional office space. The term of the agreement is for four years beginning in December 2004. Future minimum lease payments are as follows: $130,000 during the fourth quarter in fiscal 2005, $1,060,000 in fiscal 2006, $1,090,000 in fiscal 2007, $1,130,000 in fiscal 2008 and $1,020,000 in fiscal 2009.

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

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table sets forth the lease abandonment activity since January 31, 2004:

Liability balance at January 31, 2004	$1,971,000
Charges utilized, net of subtenant income of $110,000	(355,000)

Liability balance at October 31, 2004	$1,616,000

6. Legal Proceedings

On July 26, 2004, a purported class action complaint was filed in the United States District Court for the Northern District of California, entitled Morrison v. salesforce.com, et al., against the Company, its Chief Executive Officer and its Chief Financial Officer. The complaint alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), purportedly on behalf of all persons who purchased salesforce.com common stock between June 21, 2004 and July 21, 2004, inclusive. The claims are based on allegations that the Company failed to disclose a declining trend in its revenues and earnings. Subsequently, several other substantially similar class action complaints were filed in the same district based on the same facts and allegations, asserting claims under Section 10(b) and Section 20(a) of the 1934 Act and Section 11 and Section 15 of the Securities Act of 1933, as amended. The actions have been consolidated under the caption In re salesforce.com, inc. Securities Litigation, Case No. C-04-3009 JSW (N.D. Cal.). The time for filing motions for appointment of a lead plaintiff and lead plaintiff’s counsel has expired, and only one such motion is currently pending before the Court. Pursuant to an order of the Court, the lead plaintiff shall have sixty days to file a consolidated amended complaint following the entry of an order appointing a lead plaintiff and lead plaintiff’s counsel. The lawsuit is still in the preliminary stages, and it is not possible for the Company to quantify the extent of potential liability, if any. The Company does not believe that the lawsuit has any merit and intends to defend the action vigorously.

On August 6, 2004, a shareholder derivative action was filed in the Superior Court of the State of California, San Francisco County, entitled Borrelli v. Benioff, et al., against the Company’s Chief Executive Officer, its Chief Financial Officer and members of its Board of Directors alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment under state common law. Subsequently, a substantially similar complaint was filed in the same court based on the same facts and allegations, entitled Johnson v. Benioff, et al. The two actions have been consolidated under the caption Borrelli v. Benioff, Case No. CGC-04-433615 (Cal. Super. Ct., S.F. Cty.). On October 5, 2004, plaintiffs filed a consolidated complaint. The consolidated complaint is based upon the same facts and circumstances as alleged in the shareholder class action discussed above, and assert that the defendants breached their fiduciary duties by making or failing to prevent salesforce.com, inc. and its management from making statements or omissions that potentially subject the Company to liability and injury to its reputation. The action seeks damages on behalf of salesforce.com in an unspecified amount, among other forms of legal and equitable relief. Salesforce.com is named solely as a nominal defendant against which no recovery is sought. The plaintiff shareholders made no demand upon the Board of Directors prior to filing these actions. The parties have submitted a stipulation to the Court for approval requesting that the time for defendants to respond to the consolidated complaint be extended to June 16, 2005. The derivative action is still in the preliminary stages, and it is not possible for the Company to quantify the extent of potential liability to the individual defendants, if any. Management does not believe that the lawsuits have any merit and intends to defend the actions vigorously.

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

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Since the Foundation’s inception, the Company has provided at no charge certain resources to Foundation employees such as office space. The value of these items totals approximately $30,000 per quarter.

In addition to the resource sharing with the Foundation, the Company issued the Foundation warrants in August 2002 to purchase 500,000 shares of common stock and has donated subscriptions to the Company’s service to qualified non-profit organizations. The fair value of these donated subscriptions is currently approximately $175,000 per month. The Company plans to continue providing free subscriptions to qualified nonprofit organizations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In order to increase our revenues and take advantage of our market opportunity, we will need to continue to add substantial numbers of paying subscriptions. We define paying subscriptions as unique user accounts, purchased by customers for use by their employees and other customer-authorized users that have not been suspended for non-payment and for which we are recognizing subscription revenue. The number of our paying subscribers increased from approximately 30,000 as of February 1, 2001 to approximately 195,000 as of October 31, 2004. We plan to re-invest our revenues for the foreseeable future by hiring additional personnel, particularly in marketing and sales; expanding our domestic and international selling and marketing activities; increasing our research and development activities to upgrade and extend our service offerings and to develop new services and technologies; expanding the number of locations around the world where we conduct business; adding to our infrastructure to support our growth; and expanding our operational and financial systems to manage a growing business.

We expect marketing and sales costs, which were 56 percent of our total revenues for the nine months ended October 31, 2004 and 57 percent of our total revenues for the same period a year ago, to continue to represent a substantial portion of total revenues in the future as we seek to add and manage more paying subscribers, build brand awareness and increase the number of marketing events that we sponsor.

Sources of Revenues

We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our on-demand application service, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) related professional services and other revenues. Other revenues consist primarily of training fees. Subscription and support revenues accounted for 89 percent of our total revenues during the nine months ended October 31, 2004 and 2003.

Subscription revenues are driven primarily by the number of paying subscribers of our service and the subscription price of our service. None of our customers accounted for more than 5 percent of our revenues in the three and nine month periods ended October 31, 2004 and 2003.

Subscription and support revenues are recognized on a monthly basis over the life of the contract. The typical subscription and support term is 12 to 24 months, although terms range from one to 60 months. Our subscription and support contracts are noncancelable, though customers typically have the right to terminate their contracts for cause if we materially fail to perform. We generally invoice our customers in annual or quarterly installments, and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue, or in revenue depending on whether the revenue recognition criteria have been met. In general, we collect our billings in advance of the subscription service period.

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

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of subscription and support revenues primarily consists of expenses related to hosting our service and providing support, depreciation expense associated with computer equipment, costs associated with website development activities, allocated overhead and amortization expense associated with capitalized software. To date, the expense associated with capitalized software has not been material to our cost of revenues. We allocate overhead such as rent and occupancy charges, employee benefit costs and depreciation expense to all departments based on headcount. As such, general overhead expenses are reflected in each cost of revenue and operating expense category. Cost of professional services and other revenues consists primarily of employee-related costs associated with these services, the cost of subcontractors and allocated overhead. The cost associated with providing professional services is significantly higher as a percentage of revenue than for our on-demand subscription service due to the labor costs associated with providing consulting services.

To the extent that our customer base grows, we intend to continue to invest additional resources in our on-demand application service and in our consulting services. The timing of these additional expenses could affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in a particular quarterly period. For example, we plan to increase the number of employees who are fully dedicated to consulting services. Additionally, we are currently in the process of obtaining additional rapid recovery services and evaluating additional data center needs. However, we do not expect these resources to be in place until June 2005 at the earliest. Depending on the resources selected, the annual operating cost could be significant.

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

Joint Venture

In December 2000, we established a Japanese joint venture, Kabushiki Kaisha salesforce.com, with SunBridge, Inc., a Japanese corporation, to assist us with our sales efforts in Japan. As of October 31, 2004, we owned a 63 percent interest in the joint venture. Because of this majority interest, we consolidate the venture’s financial results, which are reflected in each revenue, cost of revenues and expense category in our consolidated statement of operations. We then record minority interest, which reflects the minority investors’ interest in the venture’s results. Through October 31, 2004, the operating performance and liquidity requirements of the Japanese joint venture had not been significant. While we plan to expand our selling and marketing activities in Japan in order to add new customers, we believe the future operating performance and liquidity requirements of the Japanese joint venture will not be significant.

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

We recognize revenues from subscription contracts each month over the terms of the contracts. Support revenues from customers who purchase our premium support offerings are recognized ratably over the term of the support contract. Consulting services and training revenues are accounted for separately from subscription and support revenues when these services have value to the customer on a standalone basis and there is objective and reliable evidence of their fair value of the undelivered elements. Our arrangements do not contain general rights of return. Consulting revenues are recognized upon completion of the contracts that are of short duration (generally less than 60 days) or as the services are rendered for contracts of longer duration. Training revenues are recognized after the services are performed.

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

During the nine months ended October 31, 2004, we deferred $9.3 million of commission expenditures and we amortized $11.7 million to sales expense. During the same period a year ago, we deferred $8.7 million of commission expenditures and we amortized $5.5 million to sales expense. Deferred commissions on our consolidated balance sheet totaled and $8.8 million at October 31, 2004 and $11.2 million at January 31, 2004.

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

We amortize the deferred compensation charges ratably over the four-year vesting period of the underlying option awards. As of October 31, 2004, we had an aggregate of $6.7 million of deferred stock-based compensation remaining to be amortized. We currently expect this deferred stock-based compensation balance to be amortized as follows: $0.8 million during the remainder of fiscal 2005; $3.0 million during fiscal 2006; $2.0 million during fiscal 2007; $0.8 million during fiscal 2008 and $100,000 during fiscal 2009. We have elected not to record stock-based compensation expense when employee stock options are awarded at exercise prices equal to the deemed fair value of our common stock at the date of grant. The impact of expensing employee stock awards using the Black-Scholes option-pricing model is further described in note 1 of the notes to our condensed consolidated financial statements.

In the past, we have awarded a limited number of stock options and warrants to non-employees. For these options and warrants, we recognize stock-based compensation expense over the vesting periods of the underlying awards, based on an estimate of their fair value on the vesting dates using the Black-Scholes option-pricing model. As of October 31, 2004, we had recognized compensation expense on all options and warrants issued to non-employees except for options for 50,000 shares of our common stock, which will fully vest by July 2007 and has a weighted average exercise price of $2.50 per share.

Results of Operations

The following tables set forth selected consolidated statements of operations data for each of the periods indicated.

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
	(unaudited)
	(in thousands except customer and subscriber data)
Revenues:
Subscription and support	$41,465	$22,480	$108,598	$58,994
Professional services and other	4,896	2,954	13,183	6,976

Total revenues	46,361	25,434	121,781	65,970

Cost of revenues:
Subscription and support	3,546	2,143	8,527	5,559
Professional services and other	5,359	2,525	14,923	6,292

Total cost of revenues	8,905	4,668	23,450	11,851

Gross profit	37,456	20,766	98,331	54,119
Operating expenses:
Research and development	2,462	1,880	6,663	4,805
Marketing and sales	24,940	14,597	67,880	37,458
General and administrative	8,281	4,320	20,489	11,736
Lease abandonment (recovery)	—	(4,342)	—	(4,342)

Total operating expenses	35,683	16,455	95,032	49,657

Income from operations	1,773	4,311	3,299	4,462

Interest income	989	89	1,486	258
Interest expense	(14)	(5)	(20)	(20)
Other income (expense)	(176)	(38)	(151)	207

Income before provision for income taxes and minority interest	2,572	4,357	4,614	4,907
Provision for income taxes	342	455	614	526

Income before minority interest	2,230	3,902	4,000	4,381
Minority interest in consolidated joint venture	(77)	(113)	(240)	(102)

Net income	$2,153	$3,789	$3,760	$4,279

In addition to the statement of operations data above:

Cash flow provided by operating activities	$13,150	$6,888	$34,744	$15,635

	As of October 31,		As of January 31, 2004
	2004	2003
Balance sheet data:
Cash, cash equivalents and marketable securities (1)	$185,014	$30,486	$35,812
Deferred revenue	74,240	34,408	49,677

Customer and subscriber data:
Approximate number of customers	12,500	7,700	8,700
Approximate number of paying subscriptions (2)	195,000	107,000	127,000

(1)	Includes net proceeds of $113.8 million from the sale of common stock during our initial public offering in June 2004.
(2)	Paying subscriptions are defined as unique user accounts, purchased by customers for use by their employees and other customer-authorized users that have not been suspended for non-payment and for which we are recognizing subscription revenue.

The October 31, 2004 paying subscription metrics do not include 20,000 subscriptions purchased by a national professional organization since these subscriptions were priced at a nominal fee per subscription per month and provide only limited rights to access and use certain features of our service. We believe that excluding the 20,000 subscriptions provides a more accurate representation of our numbers.

Also, the October 31, 2004 metrics exclude approximately 2,500 paying subscriptions who are using the Company’s service, but for which the Company has delayed revenue recognition until specific new technology is completed.

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
	(in thousands)
Revenues by geography:
Americas	$37,150	$20,646	$97,992	$54,601
Europe	6,566	3,167	17,026	7,897
Asia Pacific	2,645	1,621	6,763	3,472

	$46,361	$25,434	$121,781	$65,970

Cost of revenues and operating expenses include the following amounts related to stock-based awards.

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
	(in thousands)
Stock-based expenses:
Cost of revenues	$172	$177	$529	$490
Research and development	77	109	246	353
Marketing and sales	386	529	1,208	1,564
General and administrative	556	194	1,185	730

	$1,191	$1,009	$3,168	$3,137

The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
Revenues:
Subscription and support	89%	88%	89%	89%
Professional services and other	11	12	11	11

Total revenues	100	100	100	100

Cost of revenues:
Subscription and support	7	8	7	8
Professional services and other	12	10	12	10

Total cost of revenues	19	18	19	18

Gross profit	81	82	81	82
Operating expenses:
Research and development	5	8	5	7
Marketing and sales	54	57	56	57
General and administrative	18	17	17	18
Lease abandonment (recovery)	—	(17)	—	(7)

Total operating expenses	77	65	78	75
Income from operations	4	17	3	7
Interest income	2	—	1	—
Interest expense	—	—	—	—
Other income (expense)	—	—	—	—

Income before provision for income taxes and minority interest	6	17	4	7
Provision for income taxes	(1)	(2)	(1)	(1)

Income before minority interest	5	15	3	6
Minority interest in consolidated joint venture	—	—	—	—

Net income	5%	15%	3%	6%

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
Revenues by geography:
Americas	80%	81%	80%	83%
Europe	14	13	14	12
Asia Pacific	6	6	6	5

	100%	100%	100%	100%

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
Stock-based expenses:
Cost of revenues	1%	1%	1%	1%
Research and development	—	—	—	1
Marketing and sales	1	2	1	2
General and administrative	1	1	1	1

	3%	4%	3%	5%

Overview of Results of Operations for the Three Months Ended October 31, 2004

Revenues during the three months ended October 31, 2004 were $46.4 million, an increase of 82 percent over the comparable period a year ago. The total number of paying subscribers increased to approximately 195,000 as of October 31, 2004 from approximately 107,000 as of October 31, 2003.

Our gross profit during the three months ended October 31, 2004 was $37.5 million, or 81 percent of revenues, and operating income was $1.8 million. Operating income for the period included a non-cash stock-based expense of $1.2 million. During the comparable period a year ago, we generated a gross profit of $20.8 million, or 82 percent of revenues, and had operating income of $4.3 million, all of which resulted from reduction in accruals related to the release of future obligations associated with a portion of the office space that we abandoned in December 2001. Operating income during the three months ended October 31, 2003 also included $1.0 million of non-cash stock-based expense.

During the three months ended October 31, 2004, we continued to incur substantial costs and operating expenses related to the expansion of our business. We added sales personnel to focus on adding new customers and increasing penetration within our existing customer base, professional services personnel to support our consulting services, and developers to broaden and enhance our on-demand service.

In June 2004, we completed our initial public offering and sold 11,500,000 shares of common stock at a price of $11.00 per share through which we raised a total of $126.5 million in gross proceeds. After deducting the underwriting discount of $8.8 million and offering expenses of $3.9 million, net proceeds were $113.8 million.

During the three months ended October 31, 2004, we generated $13.2 million of cash from operating activities, as compared to $6.9 million during the comparable period a year ago. At October 31, 2004, we had cash, cash equivalents and marketable securities of $185.0 million, as compared to $30.5 million at October 31, 2003, accounts receivable of $37.5 million, as compared to $16.6 million at October 31, 2003, and deferred revenue of $74.2 million, as compared to $34.4 million at October 31, 2003.

Three Months Ended October 31, 2004 and 2003

Revenues. Total revenues were $46.4 million for the three months ended October 31, 2004, compared to $25.4 million during the same period a year ago, an increase of $21.0 million, or 82 percent. Subscription and support revenues were $41.5 million, or 89 percent of total revenues, for the three months ended October 31, 2004, compared to $22.5 million, or 88 percent of total revenues, during the same period a year ago. The increase in subscription and support revenues was due primarily to the increase in the number of paying subscribers to approximately 195,000 as of October 31, 2004 from approximately 107,000 as of October 31, 2003. Professional services and other revenues were $4.9 million, or 11 percent of total revenues, for the three months ended October 31, 2004, compared to $2.9 million, or 12 percent of total revenues, for the same period a year ago. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of paying subscribers and customers.

Revenues in Europe and Asia Pacific accounted for $9.2 million, or 20 percent of total revenues, during the three months ended October 31, 2004, compared to $4.8 million, or 19 percent of total revenues, during the same period a year ago, an increase of $4.4 million, or 92 percent. The increase in revenues outside of the Americas was the result of our efforts to expand the number of locations around the world where we conduct business and our international selling and marketing activities.

Cost of Revenues. Cost of revenues was $8.9 million, or 19 percent of total revenues, during the three months ended October 31, 2004, compared to $4.7 million, or 18 percent of total revenues, during the same period a year ago, an increase of $4.2 million. The increase in absolute dollars was comprised of an increase of $3.5 million in employee-related costs, substantially all of which was due to the 69 percent increase in the headcount of our professional services organization since January 31, 2004, an increase of $0.5 million in service delivery costs and an increase of $0.4 million in outside subcontractor and other service costs, all of which were offset by $0.2 million in lower allocated overhead and deferred charges. The cost of the additional professional services headcount resulted in the cost of professional services and other revenues to be in excess of the related revenue during the three months ended October 31, 2004 by $0.5 million. We increased the professional services headcount in order to meet the anticipated demand for our consulting and training services as our customer base has expanded.

Research and Development. Research and development expenses were $2.5 million, or 5 percent of total revenues, during the three months ended October 31, 2004, compared to $1.9 million, or 8 percent of total revenues, during the same period a year ago, an increase of $0.6 million. The increase in absolute dollars was primarily due to an increase in employee-related costs. We increased our research and development headcount by 43 percent since January 31, 2004 in order to upgrade and extend our service offerings and develop new technologies.

Marketing and Sales. Marketing and sales expenses were $24.9 million, or 54 percent of total revenues, during the three months ended October 31, 2004, compared to $14.6 million, or 57 percent of total revenues, during the same period a year ago, an increase of $10.3 million. The increase in absolute dollars was primarily due to an increase of $8.3 million in employee-related costs, $0.9 million in marketing spending related to new service offerings and $0.8 million in allocated overhead. Of the $8.3 million increase in employee-related costs, $2.0 million was related to the increased amortization expense of deferred commissions. Our marketing and sales headcount increased by 57 percent since January 31, 2004 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative. General and administrative expenses were $8.3 million, or 18 percent of total revenues, during the three months ended October 31, 2004, compared to $4.3 million, or 17 percent of total revenues, during the same period a year ago, an increase of $4.0 million. The increase was due to an increase of $3.0 million in employee-related costs and $1.1 million in professional and outside service costs. Our general and administrative headcount increased by 31 percent since January 31, 2004 as we added personnel to support our growth.

Lease Recovery. The lease recovery of $4.3 million during the three months ended October 31, 2003 was due to the reduction in accruals associated with the San Francisco, California office space that we abandoned in December 2001. In August 2003, we entered into an agreement, releasing us from future obligations for some of the space abandoned, in connection with the landlord’s lease of this space to another tenant. Accordingly, we recorded a $4.3 million credit to reflect the reversal of the accrual that was directly related with this space.

Operating Income. Operating income during the three months ended October 31, 2004 was $1.8 million. During the same period a year ago, it was $4.3 million, all of which consisted of the lease recovery described above. The increase was primarily due to the increase in revenues, most of which was re-invested in an effort to expand our business.

Income (losses) from operations outside of the Americas was $716,000 during the three months ended October 31, 2004 and $(42,000) during the same period a year ago. The continued investment outside of the Americas were due to our efforts in expanding the number of locations where we conduct business and expanding our international selling and marketing activities.

Interest Income. Interest income substantially consists of investment income on cash and marketable securities balances and also includes interest income on outstanding loans made to individuals who early exercised their stock options. Interest income was $1.0 million during the three months ended October 31, 2004 and was $89,000 during the same period a year ago. The increase was primarily due to increased marketable securities balances resulting from the proceeds from sale of our common stock in our initial public offering in June 2004.

Interest Expense. Interest expense consists of interest on our capital lease obligations.

Other Income (Expense). Other expense was $176,000 during the three months ended October 31, 2004, compared to other expense of $38,000 during the same period a year ago. The increase was due primarily to losses on foreign currency transactions.

Provision for Income Taxes. We recorded a provision for income tax expense of $342,000 for the three months ended October 31, 2004 as compared to a provision for income tax expense of $455,000 during the same period a year ago. The current fiscal year’s provision for income taxes consists of amounts accrued for our estimated fiscal 2005 domestic federal alternative minimum tax and state income tax liability as well as an estimate of our foreign income tax expense. This provision is based upon our estimated fiscal 2005 income before the provision for income taxes and takes into consideration the utilization of our net operating loss carryforwards. To the extent our estimate of fiscal 2005 income before the provision for income taxes changes, our provision for income taxes will change as well and may take into consideration the utilization of our valuation allowance recorded against our deferred tax assets.

Future stock option activity may reduce our current year tax provision. Starting on December 20, 2004, which is 180 days after the effective date of our initial public offering, employees with vested stock option awards will be able to exercise their awards and sell the shares in the public market. To the extent of any previously recognized stock-based compensation expense, the tax benefits arising from such stock option activity will reduce income tax expense. Any tax benefits from tax deductions in excess of stock-based compensation expense would be credited to additional paid-in capital.

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

Minority Interest in Consolidated Joint Venture. The minority interest expense was $77,000 during the three months ended October 31, 2004 compared to minority interest expense of $113,000 during the same period a year ago.

Nine months Ended October 31, 2004 and 2003

Revenues. Total revenues were $121.8 million for the nine months ended October 31, 2004, compared to $66.0 million during the same period a year ago, an increase of $55.8 million, or 85 percent. Subscription and support revenues were $108.6 million, or 89 percent of total revenues, for the nine months ended October 31, 2004, compared to $59.0 million, or 89 percent of total revenues, for the same period a year ago. The increase in subscription and support revenues was due primarily to the increase in the number of paying subscribers. Professional services and other revenues were $13.2 million, or 11 percent of total revenues, for the nine months ended October 31, 2004, compared to $7.0 million, or 11 percent of total revenues, for the same period a year ago. The increase in professional service and other revenues was due primarily to the higher demand for services from an increasing number of paying subscribers and customers.

Revenues in Europe and Asia Pacific accounted for $23.8 million, or 20 percent of total revenues, during the nine months ended October 31, 2004, compared to $11.4 million, or 17 percent of total revenues, during the same period a year ago, an increase of $12.4 million, or 109 percent. The increase in revenues outside of the Americas was the result of our efforts to expand the number of locations around the world where we conduct business and the expansion of our international selling and marketing activities.

Cost of Revenues. Cost of revenues was $23.5 million, or 19 percent of total revenues, during the nine months ended October 31, 2004, compared to $11.9 million, or 18 percent of total revenues, during the same period a year ago. The increase in absolute dollars was primarily due to an increase of $9.2 million in employee-related costs, substantially all of which was due to the 87 percent increase in the headcount of our professional services organization, an increase of $1.1 million in service delivery costs, $0.8 million in outside subcontractor and other service costs and an increase of $0.6 million in allocated overhead. We increased the professional services headcount in order to meet the higher demand for our consulting and training services as our customer base has expanded.

Research and Development. Research and development expenses were $6.7 million, or 5 percent of total revenues, during the nine months ended October 31, 2004, compared to $4.8 million, or 7 percent of total revenues, during the same period a year ago, an increase of $1.9 million. The increase in absolute dollars was primarily due to an increase of $1.5 million in employee-related costs. We increased our research and development headcount by 54 percent to upgrade and extend our service offerings and develop new technologies.

Marketing and Sales. Marketing and sales expenses were $67.9 million, or 56 percent of total revenues, during the nine months ended October 31, 2004, compared to $37.5 million, or 57 percent of total revenues, during the same period a year ago, an increase of $30.4 million. The increase in absolute dollars was primarily due to an increase of $25.1 million in employee-related costs, $2.0 million in increased marketing event costs and $2.3 million in allocated overhead. Of the $25.1 million in increased employee-related costs, $6.2 million was related to increased amortization of deferred commissions. Our marketing and sales headcount increased by 69 percent as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative. General and administrative expenses were $20.5 million, or 17 percent of total revenues, during the nine months ended October 31, 2004, compared to $11.7 million, or 18 percent of total revenues, during the same period a year ago, an increase of $8.8 million. The increase in absolute dollars was due to an increase of $5.2 million in employee-related costs and $3.6 million in professional and outside service costs. Our general and administrative headcount increased by 36 percent as we added personnel to support our growth.

Lease Recovery. The lease recovery of $4.3 million, which occurred during the three months ended October 31, 2003, was due to the reduction in accruals associated with the San Francisco, California office space that we abandoned in December 2001.

Operating Income. Operating income during the nine months ended October 31, 2004 was $3.3 million as compared to $4.5 during the same period a year ago, substantially all of which consisted of the lease recovery described above. The increase in operating income was primarily due to an increase in revenues, most of which was re-invested in an effort to expand our business.

Income (losses) from operations outside of the Americas was $1.1 million during the nine months ended October 31, 2004 and was $(877,000) during the same period a year ago. The continued investments outside of the Americas were due to our efforts to expand the number of locations where we conduct business and to expand our international selling and marketing activities.

Interest Income. Interest income was $1.5 million during the nine months ended October 31, 2004, compared to $258,000 during the same period a year ago, an increase of $1.2 million. The increase was primarily due to investment earnings on higher cash and marketable securities balances.

Interest Expense. Interest expense consists of interest on our capital lease obligations.

Other Income (Expense). Other expense was $151,000 during the nine months ended October 31, 2004, compared to other income of $207,000 during the same period a year ago. The increase in other expense was due to increased losses on foreign currency transactions.

Provision for Income Taxes. We recorded a provision for income tax expense of $614,000 for the nine months ended October 31, 2004. This provision for income taxes consists of amounts accrued for our estimated fiscal 2005 domestic federal alternative minimum tax and state income tax liability as well as an estimate of our foreign income tax expense.

Minority Interest in Consolidated Joint Venture. The minority interest expense was $240,000 during the nine months ended October 31, 2004 compared to minority interest expense of $102,000 during the same period a year ago.

Liquidity and Capital Resources

In June 2004, we completed the sale of 11,500,000 shares of common stock in an initial public offering, including the underwriters’ exercise of an over-allotment option, and realized net proceeds of $113.8 million.

At October 31, 2004, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $185.0 million and accounts receivable of $37.5 million.

Net cash provided by operating activities was $34.7 million during the nine months ended October 31, 2004 and $15.6 million during the same period a year ago. The improvement in cash flow was due primarily to the increased number of paying subscribers to our service. Cash provided by or used in operating activities has historically been affected by sales of subscriptions and support and professional services, changes in working capital accounts, particularly increases in accounts receivable and deferred revenue and the timing of commission and bonus payments, and add-backs of non-cash expense items such as depreciation and amortization and the expense associated with stock-based awards.

Net cash used in investing activities was $138.0 million during the nine months ended October 31, 2004 and $18.4 million during the same period a year ago. The increase in amounts used in the period ended October 31, 2004 primarily related to the investment of the proceeds from the sale of common stock in our initial public offering, the investment of excess cash, the reduction in restricted cash balances and capital expenditures associated with computer equipment and furniture and fixtures in support of expanding our infrastructure and work force.

Net cash provided by financing activities was $115.4 million during the nine months ended October 31, 2004 and $520,000 during the same period a year ago. The $116.0 million of net proceeds from both the sale of common stock during the initial public offering and the exercise of employee stock options were offset by principal payments on capital lease obligations and the repurchase of unvested shares of common stock from terminated employees.

During fiscal 2001, we established a $3.5 million letter of credit in favor of our principal office landlord. This amount was reduced in June 2004 to $2.8 million. This letter of credit is collateralized by a certificate of deposit, which is maintained at the granting financial institution, for the same amount. This certificate of deposit is included as restricted cash on our condensed consolidated balance sheet. As of October 31, 2004, the letter of credit was outstanding and, to date, no amounts have been drawn against it. The letter of credit renews annually through December 31, 2010.

In addition, we had another letter of credit outstanding as of October 31, 2004, which is collateralized by a certificate of deposit totaling $127,000 at the granting financial institution, for the same amount and is included as restricted cash on our condensed consolidated balance sheet.

We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. Additionally, we currently do not have a bank line of credit.

In June 2004, we entered into a capital lease arrangement to obtain software licenses for use in our internal business operations. This agreement is for 3 years, with an interest rate of 3.5 percent per year. Future minimum lease payments, which total $1,463,000, including interest, under this noncancelable lease are as follows as of October 31, 2004: $146,000 during the remaining three months of fiscal 2005, $585,000 in fiscal 2006, $585,000 in fiscal 2007 and $147,000 in fiscal 2008.

In November 2004, the Company entered into an operating lease for additional office space. The term of this agreement is for four years beginning in December 2004. Future minimum lease payments are as follows: $130,000 during the fourth quarter in fiscal 2005, $1,060,000 in fiscal 2006, $1,090,000 in fiscal 2007, $1,130,000 in fiscal 2008 and $1,020,000 in fiscal 2009.

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

We incurred significant losses in each fiscal quarter from our inception in February 1999 through fiscal 2003 and we generated small profits in fiscal year 2004 and the nine months ending October 31, 2004. As we are a young company in an emerging market, we may not be able to maintain profitability and we may incur additional significant operating losses in the future. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our revenue does not grow to offset these expected increased expenses, we will not continue to be profitable. You should not consider recent quarterly revenue growth as indicative of our future performance. In fact, in future quarters we may not have any revenue growth, and our revenue could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance will be adversely affected.

Interruptions or delays in service from our third-party Web hosting facility could impair the delivery of our service and harm our business.

We provide our service through computer hardware that is currently located in a third-party Web hosting facility in Sunnyvale, California operated by Qwest Communications International Inc. We do not control the operation of this facility, and it is subject to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. It is also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at the facility, the occurrence of a natural disaster, a decision to close the facility without adequate notice or other unanticipated problems at the facility could result in lengthy interruptions in our service. In addition, the failure by the Qwest facility to provide our required data communications capacity could result in interruptions in our service. We have an agreement with SunGard Data Systems, a provider of availability services, to provide access to a geographically remote disaster recovery facility that would provide us access to hardware, software and Internet connectivity in the event the Qwest facility becomes unavailable. Even with this disaster recovery arrangement, however, our service would be interrupted during the transition. We are currently in the process of obtaining additional rapid recovery services and evaluating additional data center needs. However, we do not expect these resources to be in place until June 2005 at the earliest. Depending on the resources selected, the annual operating cost could be significant. Any damage to, or failure of, our systems could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates. Our business will be harmed if our customers and potential customers believe our service is unreliable.

Defects in our service could diminish demand for our service and subject us to substantial liability.

Because our service is complex and we have incorporated a variety of software both developed in-house and acquired from third party vendors, our service may have errors or defects that users identify after they begin using it, that could result in unanticipated downtime for our subscribers and could harm our reputation and business. Internet-based services frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in our service and new errors in our existing service may be detected in the future. Since our customers use our service for important aspects of their business, any errors, defects or other performance problems with our service could hurt our reputation and may damage our customers’ businesses. If that occurs, customers could elect not to renew, or delay or withhold payment to us, we could lose future sales or customers may make warranty claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation.

If we experience significant fluctuations in our operating results and rate of growth and fail to balance our expenses with our revenue and earnings expectations, our results would be harmed and our stock price may fall rapidly and without advance notice.

Due to our limited operating history, our evolving business model and the unpredictability of our emerging industry, we may not be able to accurately forecast our rate of growth. For example, in the last nine fiscal quarters, we have recorded quarterly operating income of as much as $4.3 million and quarterly operating losses of as much as $4.9 million. We base our current and future expense levels and our investment plans on estimates of future revenue and future rate of growth. Our expenses and investments are, to a large extent, fixed and we expect that these expenses will increase in the future. We may not be able to adjust our spending quickly enough if our revenue falls short of our expectations.

As a result, we expect that our operating results may fluctuate significantly on a quarterly basis. Revenue growth may not be sustainable and may decrease in the future. We believe that period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance.

Our quarterly results can fluctuate and if we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially.

Our quarterly operating results are likely to fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Some of the important factors that could cause our revenues and operating results to fluctuate from quarter to quarter include:

•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ requirements;

•	the renewal rates for our service;

•	changes in our pricing policies;

•	the introduction of new features to our service;

•	the rate of expansion and effectiveness of our sales force;

•	the length of the sales cycle for our service;

•	new product and service introductions by our competitors;

•	our success in selling our service to large enterprises;

•	variations in the revenue mix of editions of our service;

•	technical difficulties or interruptions in our service;

•	general economic conditions in our geographic markets;

•	additional investment in our service or operations;

•	regulatory compliance costs; and

•	payment defaults by customers.

Some of these factors are not within our control and the occurrence of one or more of them might cause our operating results to vary widely. As such, we believe that quarter-to-quarter comparisons of our revenues and operating results may not be meaningful and should not be relied upon as an indication of future performance.

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

We derive substantially all of our revenue from subscriptions to our on-demand application service, and we expect this will continue for the foreseeable future. As a result, widespread acceptance of our service is critical to our future success. Factors that may affect market acceptance of our service include:

•	reluctance by enterprises to migrate to an on-demand application service;

•	the price and performance of our service;

•	the level of customization we can offer;

•	the availability, performance and price of competing products and services;

•	reluctance by enterprises to trust third parties to store and manage their internal data; and

•	adverse publicity about us, our service or the viability or security of the on-demand application platform generally from third party reviews, industry analyst reports and adverse statements made by competitors.

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

As more of our sales efforts are targeted at larger enterprise customers, our sales cycle may become more time-consuming and expensive, we may encounter pricing pressure and we may have to delay revenue recognition on these customers, all of which could harm our business.

As we target more of our sales efforts at larger enterprise customers, we will face greater costs, longer sales cycles and less predictability in completing some of our sales. In this market segment, the customer’s decision to use our service may be an enterprise-wide decision and, if so, these types of sales would require us to provide greater levels of education to prospective customers regarding the use and benefits of our service. In addition, larger customers may demand more customization, integration services and features. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to individual customers, driving up costs and time required to complete sales and diverting sales and professional services resources to a smaller number of larger transactions, while at the same time requiring us to delay revenue recognition on some of these transactions until the technical requirements have been met. In addition, larger enterprise customers may seek volume discounts and price concessions that could make these transactions less profitable.

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

Our current principal competitors include:

•	enterprise software application vendors including Amdocs Limited, E.piphany, Inc., IBM Corporation, Microsoft Corporation, Oracle Corporation, PeopleSoft, Inc., SAP AG and Siebel Systems, Inc.;

•	packaged CRM software vendors, some of whom offer hosted services, such as BMC Software Corporation, FrontRange Solutions, Inc., Onyx Software Corp., Pivotal Corporation, which has been acquired by CDC Software Corporation, a subsidiary of chinadotcom corporation, and Sage Group plc;

•	on-demand CRM application service providers such as NetSuite, Inc., RightNow Technologies, Inc., Salesnet, Inc. and Siebel Systems; and

•	enterprise application service providers including British Telecom, Corio, Inc. and IBM.

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

If we are not able to develop enhancements and new features to our existing service or acceptable new services that keep pace with technological developments, our business will be harmed.

If we are unable to develop enhancements to and new features for our existing service or acceptable new services that keep pace with rapid technological developments, our business will be harmed. The success of enhancements, new features and services such as Supportforce.com and Customforce.com depends on several factors, including the timely completion, introduction and market acceptance of the feature or edition. Failure in this regard may significantly impair our revenue growth. In addition, because our service is designed to operate on a variety of network hardware and software platforms using a standard browser, we will need to continuously modify and enhance our service to keep pace with changes in Internet-related hardware, software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements or in timely bringing them to market. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development expenses. Any failure of our service to operate effectively with future network platforms and technologies could reduce the demand for our service, result in customer dissatisfaction and harm our business.

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

We continue to be substantially dependent on our direct sales force to obtain new customers, particularly large enterprise customers, and to manage our customer base. We believe that there is significant competition for direct sales personnel with the advanced sales skills and technical knowledge we need. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of direct sales personnel. New hires require significant training and may, in some cases, take more than a year before they achieve full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire sufficient numbers of qualified individuals in the future in the markets where we do business. If we are unable to hire and develop sufficient numbers of productive direct sales personnel, sales of our service will suffer and our growth will be impeded.

Sales to customers outside the United States expose us to risks inherent in international sales.

Because we sell our service throughout the world, we are subject to risks and challenges that we would otherwise not face if we conducted our business only in the United States. For example, sales in Europe and Asia Pacific together represented approximately 20 percent of our total revenues during the nine months ended October 31, 2004 and 17 percent of total revenues during the same period a year ago, and we intend to continue to expand our international sales efforts. The risks and challenges associated with sales to customers outside the United States include:

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

Our business is subject to changing regulation of corporate governance and public disclosure that has increased both our costs and the risk of noncompliance.

We are subject to rules and regulations by various governing bodies, including the U.S. Securities and Exchange Commission, New York Stock Exchange and Public Company Accounting Oversight Board, who are charged with the protection of investors and the oversight of companies whose securities are publicly traded. Our efforts to comply with these new regulations, most notably the Sarbanes-Oxley Act, or SOX, have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention to compliance activities.

By the end of fiscal 2006, we are required to comply with the SOX requirements involving the assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment. Although we believe our on-going review and testing of our internal controls will enable us to be compliant with the SOX requirements, we can give no assurance that these efforts will be successful.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

We are dependent on our management team and development and operations personnel, and the loss of one or more key employees or groups could harm our business and prevent us from implementing our business plan in a timely manner.

Our success depends largely upon the continued services of our executive officers and other key personnel, particularly Marc Benioff, our Chief Executive Officer and Chairman of the Board, Steve Cakebread, our Chief Financial Officer, Jim Steele, our President of Worldwide Operations, and Pat Sueltz, our President of Technology, Marketing and Systems. We are also substantially dependent on the continued service of our existing development and operations personnel because of the complexity of our service and technologies. We do not have employment agreements with any of our executive officers, key management, development or operations personnel and, therefore, they could terminate their employment with us at any time. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees or groups could seriously harm our business.

Because competition for our target employees is intense, we may not be able to attract and retain the highly skilled employees we need to support our planned growth.

To continue to execute on our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software and Internet-related services and senior sales executives. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain key employees. Furthermore, proposed changes to accounting principles generally accepted in the United States relating to the expensing of stock options may discourage us from granting the size or type of stock options awards that job candidates require to join our company. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

We might require additional capital to support business growth, and this capital might not be available.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges or opportunities, including the need to develop new services or enhance our existing service, enhance our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

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

For example, we currently are not required to record stock-based compensation charges if the employee’s stock option exercise price is equal to or exceeds the fair value of our common stock at the date of grant. However, several companies have recently elected to change their accounting policies and are recording the fair value of stock options as an expense. For an illustration of the effect of expensing stock options in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, see Note 1 of Notes to Condensed Consolidated Financial Statements.

In October 2004, the FASB announced its decision to require companies to expense employee stock options beginning in the third quarter of fiscal 2006. Although FASB has yet to issue a final pronouncement on the matter, if we were required to expense stock options in the future, this change in accounting would materially and adversely affect our reported results of operations.

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

If securities analysts stop publishing research or reports about us or our business or if they downgrade our stock, the price of our stock could decline.

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

Our common stock began trading on the New York Stock Exchange on June 23, 2004; however, to date there have been a limited number of shares trading in the public market. In addition, our current stockholders hold a substantial number of shares, which they will be able to sell in the public market starting on December 20, 2004. Sales of a substantial number of shares of our common stock at that time and thereafter could cause our stock price to fall.

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

Interest rate sensitivity

We had unrestricted cash, cash equivalents and marketable securities totaling $185.0 million at October 31, 2004. These amounts were invested primarily in money market funds and instruments, corporate notes and bonds, government securities and other debt securities with strong credit ratings. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes.

Our fixed-income portfolio is subject to interest rate risk. An immediate increase in interest rates of 100-basis points could result in higher interest income of $900,000 offset by a principal reduction of $1.5 million for a net reduction of $600,000 over a 12-month period. Similarly, a 100-basis point decrease could result in a decrease in interest income of $900,000 and a principal increase of $1.5 million for a net increase of $600,000. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 26, 2004, a purported class action complaint was filed in the United States District Court for the Northern District of California, entitled Morrison v. salesforce.com, et al., against the Company, its Chief Executive Officer and its Chief Financial Officer. The complaint alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), purportedly on behalf of all persons who purchased salesforce.com common stock between June 21, 2004 and July 21, 2004, inclusive. The claims are based on allegations that the Company failed to disclose a declining trend in its revenues and earnings. Subsequently, several other substantially similar class action complaints were filed in the same district based on the same facts and allegations, asserting claims under Section 10(b) and Section 20(a) of the 1934 Act and Section 11 and Section 15 of the Securities Act of 1933, as amended. The actions have been consolidated under the caption In re salesforce.com, inc. Securities Litigation, Case No. C-04-3009 JSW (N.D. Cal.). The time for filing motions for appointment of a lead plaintiff and lead plaintiff’s counsel has expired, and only one such motion is currently pending before the Court. Pursuant to an order of the Court, the lead plaintiff shall have sixty days to file a consolidated amended complaint following the entry of an order appointing a lead plaintiff and lead plaintiff’s counsel. The lawsuit is still in the preliminary stages, and it is not possible for the Company to quantify the extent of potential liability, if any. The Company does not believe that the lawsuit has any merit and intends to defend the action vigorously.

On August 6, 2004, a shareholder derivative action was filed in the Superior Court of the State of California, San Francisco County, entitled Borrelli v. Benioff, et al., against the Company’s Chief Executive Officer, its Chief Financial Officer and members of its Board of Directors alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment under state common law. Subsequently, a substantially similar complaint was filed in the same court based on the same facts and allegations, entitled Johnson v. Benioff, et al. The two actions have been consolidated under the caption Borrelli v. Benioff, Case No. CGC-04-433615 (Cal. Super. Ct., S.F. Cty.). On October 5, 2004, plaintiffs filed a consolidated complaint. The consolidated complaint is based upon the same facts and circumstances as alleged in the shareholder class action discussed above, and assert that the defendants breached their fiduciary duties by making or failing to prevent salesforce.com, inc. and its management from making statements or omissions that potentially subject the Company to liability and injury to its reputation. The action seeks damages on behalf of salesforce.com in an unspecified amount, among other forms of legal and equitable relief. Salesforce.com is named solely as a nominal defendant against which no recovery is sought. The plaintiff shareholders made no demand upon the Board of Directors prior to filing these actions. The parties have submitted a stipulation to the Court for approval requesting that the time for defendants to respond to the consolidated complaint be extended to June 16, 2005. The derivative action is still in the preliminary stages, and it is not possible for the Company to quantify the extent of potential liability to the individual defendants, if any. Management does not believe that the lawsuits have any merit and intends to defend the actions vigorously.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. Securities Sold

Since May 1, 2004 we issued 346,225 shares of common stock to our employees upon the exercise of options awarded under the 1999 Stock Option Plan at exercise prices ranging from $1.10 to $4.00. We also issued 168,546 shares of common stock upon the exercise of warrants at exercise prices ranging from $1.10 to $1.75.

b. Underwriters and Other Purchasers

Not applicable.

c. Consideration

As a result of the exercise of these options and warrants, we received proceeds of $551,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

The Exhibits listed below are filed as part of this Form 10-Q.

Exhibit 3.1*	Restated Certificate of Incorporation of salesforce.com, inc.

Exhibit 3.2*	Amended and Restated Bylaws of salesforce.com, inc.

Exhibit 10.1	Office Lease dated as of November 9, 2004 between salesforce.com, inc. and CA-One Market Limited Partnership, and amendments thereto.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from the Company’s registration statement on Form S-1 (No. 333-111289) as filed with the Securities and Exchange Commission on April 20, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 22, 2004

salesforce.com, inc.

/s/ STEVE CAKEBREAD
Steve Cakebread
Chief Financial Officer