Form 10-K
period 2005-01-31
SALESFORCE COM INC
filed 2005-03-25
CIK 1108524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2005

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-32224

salesforce.com, inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3320693
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

The Landmark @ One Market, Suite 300

San Francisco, California 94105

(Address of principal executive offices)

Telephone Number (415) 901-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	New York Stock Exchange, Inc.

Securities registered pursuant to section 12(g) of the Act:

Not applicable

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

Based on the closing price of the Registrant’s common stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was July 31, 2004, the aggregate market value of its shares (based on a closing price of $13.01 per share) held by non-affiliates was approximately $918.8 million. Shares of the Registrant’s common stock held by each executive officer and director and by each entity or person that owned 5 percent or more of the Registrant’s outstanding common stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2005, there were approximately 105.5 million shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its fiscal 2005 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended January 31, 2005, are incorporated by reference in Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

salesforce.com, inc.

i

FORWARD-LOOKING INFORMATION

This Annual Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our plan to build our business, our plans to obtain additional business continuity services, additional data center capacity and a separate development and test data center and related expenses, our anticipated growth, trends in our business, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the potential impact of current or any future litigation, the potential availability of tax assets in the future and related matters, the impact of the new accounting pronouncement to expense stock options and the sufficiency of our capital resources, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors Which May Impact Future Operating Results” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

ITEM 1. BUSINESS

Overview

We were incorporated in Delaware in February 1999. Our principal executive offices are located in San Francisco, California and our website address is www.salesforce.com. Our office address is The Landmark @ One Market, Suite 300, San Francisco, California 94105.

We are the leading provider, based on market share, of application services that allow organizations to easily share customer information on demand, according to a March 2004 report by Forrester Research, Inc. We provide a comprehensive customer relationship management, or CRM, service to businesses of all sizes and industries worldwide. By designing and developing our service to be a low-cost, easy-to-use application that is delivered through a standard Web browser, we substantially reduce many of the traditional expenses and complexities of enterprise software implementations. As a result, our customers incur less risk and lower upfront costs. Our service helps customers more effectively manage and share information about critical operations including: sales force automation; customer service and support; marketing automation; document management; analytics; and custom application development. We market our service to businesses on a subscription basis, primarily through our direct sales efforts and also indirectly through partners. As of January 31, 2005, our customer base had grown to approximately 13,900, and we had approximately 227,000 paying subscriptions in over 70 countries. We define paying subscriptions as unique user accounts, purchased by customers for use by their employees and other customer-authorized users, that have not been suspended for non-payment and for which we are recognizing subscription revenue.

Industry Background

The Enterprise Application Software Market

Advances in computing and communications technology have enabled businesses to automate and improve their basic business processes. Many businesses have purchased, built and deployed a wide range of enterprise software applications in such areas as enterprise resource planning, or ERP, and CRM. While technology improvements have brought increased processing power and functionality to enterprise software applications, businesses have been challenged to realize the benefits of these applications for a variety of reasons, including the following:

•	Difficulty of deployment. The increasing number and complexity of applications, operating systems, networks and computer systems have made it difficult and time consuming for businesses to implement and use enterprise software applications.

•	High cost of ownership. Enterprise software applications carry a high total cost of ownership. Customers must make significant investments, both initially and on an ongoing basis, in applications and IT infrastructure, including computer systems, networks, software licenses and maintenance. Additionally, customers typically must employ costly IT staff and consultants to deploy, integrate, customize, support, administer and upgrade these applications.

In an attempt to address these challenges, many enterprise software application vendors have adapted their products to be accessible over the Internet. However, as these products were not originally designed to be delivered over the Internet as a service, they have failed to address these challenges. In addition, because they are not easy to use, users have been hesitant to adopt these complex, non-intuitive installed applications.

Emergence of On-Demand Application Services

The pervasiveness of the Internet, along with the dramatic declines in the pricing of computing technology and network bandwidth, have enabled a new generation of enterprise computing in which substantial components of IT infrastructure can be provisioned and delivered dynamically on an outsourced basis. This new computing paradigm is sometimes referred to as utility computing, while the outsourced software applications are referred to as on-demand application services. On-demand application services enable businesses to subscribe to a wide variety of application services that are developed specifically for, and delivered over, the Internet on an as-needed basis with little or no implementation services required and without the need to install and manage third-party software in-house.

We feel that the key attributes of successful on-demand application services include:

•	a fully outsourced service accessible over the Internet and through a variety of devices, including laptop computers, PDAs and wireless devices;

•	rapid and simple deployment, configuration and training;

•	a comprehensive set of application features;

•	a scalable, secure and reliable application architecture that can economically support tens of thousands of customers simultaneously;

•	the ability to integrate with businesses’ existing third-party and internally developed enterprise applications and databases; and

•	the ability to tailor the appearance, policy settings, workflow and other characteristics of the service to meet the needs of a diverse customer base.

On-demand application services contrast with the traditional enterprise software model, which requires each customer to install, configure, manage and maintain the hardware, software and network services to implement the software application in-house. Enterprise software vendors must maintain support for numerous legacy versions of their software and compatibility with a wide array of hardware devices and operating environments. These services also contrast with solutions offered by first-generation application service providers, commonly referred to as ASPs, which host third-party enterprise applications on behalf of their customers. Since these ASPs are deploying traditional third-party software applications with each customer typically running on a separate instance, or copy, of the software, ASPs remain challenged by the time and expense problems associated with purchasing, implementing, integrating, maintaining and supporting these applications. Additionally, because ASP hosting typically involves the installation of one dedicated server or set of servers to support a small number of customers, ASPs are challenged to cost-effectively scale to support a larger customer base.

We believe the shift to on-demand application services provides significant benefits by reducing the risks and lowering the costs of purchasing and deploying information technology resources, managing software and hardware upgrades, and hiring expensive IT personnel to maintain applications. As a result, we believe the emergence of on-demand application services will bring about a fundamental transformation in the enterprise software industry as businesses will be able to replace their purchased software with subscriptions to a wide range of application services.

The Opportunity for On-Demand CRM Application Services

One category of enterprise software applications in which businesses have made significant investments is CRM. CRM software is intended to enable businesses to automate three key functional areas: sales, customer service and support, and marketing. The objective of CRM is to improve interactions with customers by providing a means for recording, managing, accessing and analyzing information regarding all aspects of a company’s interactions with its customers.

The difficulties that companies have faced in deploying and maintaining enterprise software applications in general are particularly relevant to CRM. Despite the significant potential benefits that can be attained from CRM, many enterprises have failed to successfully deploy the CRM software they have purchased.

According to a June 2003 report by AMR Research referencing a December 2002 study, 12 percent of CRM projects failed to ever be implemented, usually for technical reasons. An additional 47 percent of projects had significant end-user adoption problems even though the projects were successful from a technical implementation standpoint. Finally, another 25 percent of projects met technical and user standards but did not provide value because they were either only as good as the replaced systems or the benefits were difficult to define.

We believe that traditional CRM applications have generally suffered from the following challenges:

•	Low deployment rates and low user adoption. Customers have been reluctant to deploy traditional CRM applications because of the complexity involved in implementing them and because end users have not been willing to invest the considerable time and effort required to learn to use traditional CRM applications.

•	Lack of ubiquitous access. Given the mobility and geographic diversity of most enterprise sales organizations, ubiquitous access to customer information and application functionality is critical to the effectiveness of CRM applications. As enterprise CRM software application functionality has not been available or has been difficult to access over the Internet and through laptops, PDAs and wireless devices, full realization of the benefits of sharing access to information and resources has been hindered.

•	Low return on investment. The cost, time and effort required to implement an enterprise CRM application, combined with low user adoption, have made it difficult for companies to quickly, or ever, realize the benefits of their investment.

•	Inability to serve all businesses. Many small and medium-sized businesses seeking the benefits of CRM have been unable to afford the costs associated with traditional enterprise software applications.

We believe that the CRM market is one of the first markets to benefit from the new on-demand application services delivery model. As a result of the high total cost of ownership, low deployment and usage rates, and poor return on investment of traditional CRM software, we believe that businesses are especially open to a new delivery model for CRM. The emergence of on-demand application services, combined with the deficiencies associated with traditional CRM software applications, have created an opportunity for a vendor that can provide on-demand CRM application services that have been specifically designed and built to be delivered over the Internet.

Our Solution

We are the leading provider of on-demand CRM, helping companies better track, manage and share information regarding their sales, customer service and support, and marketing operations. We provide our service to businesses through our proprietary, scalable and secure multi-tenant application architecture, which allows us to serve large numbers of customers cost-effectively by leveraging a single instance of our application for multiple customers. By subscribing to our service, our customers do not have to make large and risky upfront investments in software, additional hardware, extensive implementation services, and additional IT staff. As a result, our service enables businesses to achieve higher productivity from, and a lower total cost of ownership for, their CRM solutions.

Key advantages of our solution include:

•	Rapid deployment. Our service can be deployed rapidly and provisioned easily, since our customers do not have to spend time installing or maintaining the servers, networking equipment, security products or other infrastructure hardware and software necessary to ensure a scalable and reliable service. We believe the average time that a customer requires to deploy our service is significantly shorter than typical, traditional CRM software deployments. We also offer complementary consulting and training services to assist customers in rapidly deploying and optimizing their use of our service.

•	Enable high levels of user adoption. We have designed our service to be easy-to-use and intuitive. Since our service contains many tools and features recognizable to users of popular websites such as those of Amazon.com, eBay and Yahoo!, it has a more familiar interface than typical CRM enterprise applications. As a result, our users do not require substantial training on how to use and benefit from our service. We conduct extensive surveys of our users to gauge their experiences with our service so that we may determine potential areas of improvement. In addition, because of the nature of our service, we receive automatic feedback as to which features customers use.

•	Lower total cost of ownership. We enable customers to achieve significant savings relative to the traditional enterprise software model. Our service enables customers to automate sales, customer service and support and marketing processes without having to make large and risky upfront investments in software, hardware, implementation services and additional IT staff. In addition, because all upgrades are implemented by us on our servers they automatically become part of our service and therefore benefit all of our customers immediately.

•	Extensive features, functionality and configurability. We offer a comprehensive array of CRM features that meet the needs of businesses of any size. Our service supports the three key functional areas within CRM—sales, customer service and support, and marketing automation. We also offer additional functionality such as file and document management capabilities, which enable businesses to centralize the storage and retrieval of customer-related documents. Furthermore, most features of our service can be accessed through a variety of devices, including laptop computers, PDAs and wireless devices. For example, we offer an offline version of our service that can be used on any PC or laptop and a wireless version for mobile access via wireless devices. Finally, through our introduction of Customforce, our service is highly configurable in a short amount of time, enabling our customers to tailor its appearance, policy settings, language, workflow, reports and other characteristics without the use of significant IT resources or consultants.

•

Secure, scalable and reliable delivery platform. The delivery platform for our service has been designed to provide our customers with high levels of reliability, performance and security. The IT systems within our data center have fail-over redundancy. We have built and continue to invest in a comprehensive security infrastructure, including firewalls, intrusion detection systems and encryption for transmissions over the Internet, which we monitor and test on a regular basis. We built and maintain a multi-tenant application architecture that has been designed to enable our service to scale securely, reliably and cost-effectively to tens of thousands of customers and millions of users. Our multi-tenant application architecture maintains the integrity and separation of customer data while still permitting all customers to use the same application functionality simultaneously. Our architecture also enables us to segment access privileges across our user base.

•	Ease of integration. Our platform is designed to enable IT professionals to integrate our service with existing applications quickly and seamlessly. Our sforce platform provides a set of application programming interfaces, or APIs, that enable customers and independent developers to integrate our service with existing third-party, custom and legacy applications and write their own application services that integrate with our service. For example, many of our customers use the sforce APIs to move customer-related data from custom-developed and legacy applications into our service on a periodic basis to provide greater visibility into their activities.

Our Strategy

Our objective is to be the leading provider of on-demand application services for businesses worldwide. Key elements of our strategy include:

•	Continue to lead the industry transformation to on-demand application services. We believe that the market transformation to on-demand application services enabled by utility computing is a growing trend in the technology industry. We believe we have established a leadership position in this new industry both as a successful vendor of on-demand application services and also as a key thought leader helping to define the architecture and vision of utility computing. We seek to extend our leadership position in this industry by continuing to innovate and bring new on-demand application services and value-added technologies to market.

•	Strengthen and extend our service offering. We designed our service to easily accommodate new features and functions as well as the release of entirely new application services. We intend to continue to add CRM features and functionality to our service that we will make available to customers at no additional charge. We may also offer advanced modules for an additional subscription fee to customers that require enhanced CRM capabilities. In addition to accommodating new CRM features, we believe that our technology infrastructure is able to support entirely different, non-CRM application capabilities.

•	Pursue new customers and new territories aggressively. We believe that our on-demand CRM application service provides significant value for businesses of any size, from small businesses to the largest Fortune 500 corporations. As a result, we will continue to aggressively target businesses of all sizes, primarily through our direct sales force. We have steadily increased and plan to continue to increase the number of direct sales professionals we employ, and we intend to develop additional distribution channels for our service. We have created several editions of our service to address the distinct requirements of businesses of different sizes. We also believe that there is a substantial market opportunity for our service outside of North America. We plan to continue to aggressively market to customers outside of North America by recruiting local sales and support professionals, building partnerships that help us add customers in these regions and increasing the number of languages we support. As of January 31, 2005, we offered our service in 11 languages and had paying subscriptions in over 70 countries.

•	Deepen relationships with our existing customer base. We believe there is significant opportunity to leverage our relationships with existing customers. We seek to attract more users from existing customers by targeting additional functional areas and business units within the customer organization, pursuing enterprise-wide deployments and providing consulting offerings that are complementary to our service. In addition, by continuously enhancing the functionality of our service, we believe that customers will find more uses for our service and therefore purchase additional subscriptions, continue to renew their existing subscriptions and upgrade to more fully featured versions such as our Enterprise Edition.

•	Encourage the development of third-party applications on our sforce platform. Our sforce platform enables existing customers and third-party developers to develop and deliver applications complementary to our core service offering. Sforce enhances the attractiveness of our service, particularly to enterprise customers, by enabling them to accelerate the integration of our service with their existing applications. As we did with the recent introduction of Customforce, we plan to continue to augment the sforce tools and services we provide to developers and foster their development of new applications.

The salesforce.com Service

We provide a comprehensive array of on-demand CRM application services for businesses of all sizes and industries worldwide. These services enable companies and individuals to systematically record, store and act upon customer data, helping businesses manage their customer accounts, track sales leads, evaluate marketing campaigns and provide post-sales service. We also enable companies to generate reports and summaries of this data and share them with authorized employees across functional areas. CRM includes sales, customer service and support and marketing automation:

•	Sales force automation enables salespeople to be more productive by automating manual and repetitive tasks and providing them with better, more organized data about their current and prospective customers. It permits companies to establish a system and a process for recording, tracking and sharing information about sales opportunities, sales leads, sales forecasts, the sales process and closed business.

•	Customer service and support automation, which is marketed under our brand Supportforce, allows companies to interact better and more efficiently and professionally with their existing customers in a variety of areas, such as requests for repairs, advice about products and services, complaints about faulty goods and the need for additional goods and services.

•	Marketing automation enables companies to manage marketing campaigns from initiation through the development of leads that are passed to the sales team and enables them to determine the effectiveness of each campaign by quantifying the revenue generated as a result of specific marketing activities.

We offer for a fee three principal editions of our service: Enterprise Edition, Professional Edition and Team Edition.

Enterprise Edition. Enterprise Edition is our most fully featured service offering and is targeted primarily at large companies that have several different divisions or departments. It includes many administrative features that are particularly useful to large companies, such as workflow, the ability to customize views for different departments and a set of controls that allows a system administrator to designate which users have access and modification rights to the different types of information within the system. It also includes a Web services-standard XML API that enables companies to readily integrate our CRM service with ERP applications, Web services and other data sources and a weekly export service that permits a customer to download all data input by users into the service in a machine-readable format. It also includes our offline and wireless features that permit users to access information through laptops, PDAs and wireless devices.

Professional Edition. Professional Edition is targeted primarily at medium-sized and large businesses that need a robust CRM solution but do not need some of the more advanced administrative features and integration capabilities of Enterprise Edition. The offline, wireless and selected other features of Enterprise Edition that are not included in Professional Edition are available to Professional Edition customers for an additional charge.

Team Edition. Team Edition is targeted primarily at small businesses that seek a robust sales force automation and case management solutions without the more sophisticated features that are required by larger companies, such as integration, analytics and workflow. Team Edition does not include full customer service and support or marketing automation features.

Enterprise Edition, Professional Edition and Team Edition offer customizable fields and pick lists, customizable reports and customizable list views. Enterprise Edition and Professional Edition also offer multi-language support and multi-currency support. We derived approximately 90 percent or more of our revenues in fiscal 2005, 2004 and 2003 from subscriptions to and support for our service.

The following table highlights the key functionality provided in each of our three principal editions.

Feature	Enterprise Edition	Professional Edition	Team Edition
Account Management	✓	✓	✓
Contact Management	✓	✓	✓
Opportunity Management	✓	✓	✓
Case Management	✓	✓	✓
Activity Management	✓	✓	✓
Custom Fields and Layouts	✓	✓	✓
Import/export Utilities	✓	✓	✓
Email Templates	✓	✓	✓
MS Office Integration	✓	✓	✓
MS Outlook Integration	✓	✓	✓
Palm Synchronization	✓	✓	✓
Reports, both standard and custom	✓	✓	✓
Self-service Customer Portal	✓	✓
Analytical Dashboards	✓	✓
Forecasting	✓	✓
Lead Management	✓	✓
Mass Email	✓	✓
Contract Management	✓	✓
Advanced Case Management	✓	✓
Solution Management	✓	✓
Record-based Security	✓	✓
Multi-currency Support	✓	✓
Documents and Attachments	✓	✓
Campaign Management	✓	Available
Offline	✓	Available
Wireless	✓	Available
Weekly Data Export	✓	Available
Product and Annuity Forecasting	✓	Available
Sforce (Web services API)	✓
Multiple Business Processes	✓
Custom Objects and Tabs	✓
Multi-department Customization	✓

“Available” means available for an additional charge.

Our offline functionality enables users to readily access and use key account, contact, opportunity and other information when traveling or otherwise when an Internet connection is not readily accessible. Users access the offline functionality using a browser and the same user interface as our online editions.

We also offer wireless functionality that enables access to a subset of a user’s data through a variety of devices, including the RIM BlackBerry, Pocket PC and Palm operating system-based wireless devices and WAP-enabled mobile phones. Our wireless functionality permits interaction with our service both through free-form text queries and through a graphical user interface.

As part of our marketing programs, we offer a Personal Edition service which includes a contact management database and several other features that are useful to individual sales representatives and others who need a centralized way to organize contact data and access that data over the Internet. It is intended for use by a single user and is currently available at no charge. In addition, we offer a service called Developer Edition, currently at no charge, to developers and others interested in building applications on our sforce platform.

Our customers can customize and integrate our application with other software applications in a variety of ways.

In November 2004, we introduced Customforce that enables customers to tailor the features of our service to meet their business requirements or create new on-demand applications through a point-and-click interface without the use of significant IT resources or consultants. Examples of the use of Customforce include: a customer used Customforce to develop a nurse tracking system and another customer used Customforce to track contract expirations.

We also provide sforce, a Web services-based API platform that enables third parties, including customers and independent software vendors, or ISVs, to customize tables and page views within our service, more fully integrate a customer’s data with our service with other software applications, extend our service’s CRM functionality with customer-specific business functionality, and permit development of standalone applications that interoperate with our service. As part of our sforce offering, we have collaborated with IBM, Microsoft, Sun Microsystems, Borland and BEA to make available to the sforce developer community a variety of development tools for building applications upon our platform.

We currently do not charge users of our Enterprise Edition a license fee or royalty for Customforce or sforce or applications developed with sforce.

Professional Services

We offer consulting and implementation services and training that complement our on-demand application service.

Consulting and Implementation Services

We offer consulting and implementation services to our customers to facilitate the adoption of our on-demand CRM application service. Consulting services consist of services such as business process mapping, project management services and guidance on best practices in using our service. Implementation services include systems integration, configuration and data conversion. The majority of our consulting and implementation engagements are billed on a time and materials basis.

Training

We offer a number of in-person and online educational classes that address topics such as implementing, using and administering our service. We also offer classes for administrators, users and partners who implement our service on behalf of our customers. Our typical in-person training courses are billed on a per person, per class basis.

Technology, Development and Operations

Technology

We believe that our on-demand application service enables us to develop functionality and deliver it to customers more efficiently than traditional enterprise software vendors. We do not provide software that must be written to different hardware, operating system and database platforms, or that depends upon a customer’s unique systems environment. Rather, we have optimized our service to run on a specific database and operating system using the tools and platforms best suited to serve our customers. Performance, functional depth and usability of our service drive our technology decisions and product direction.

We built our service as a highly scalable, multi-tenant application written in Java and Oracle PL/SQL. We use commercially available hardware and a combination of proprietary and commercially available software, including database software from Oracle Corporation, to provide our service. The application server is custom-built and runs on a lightweight Java Servlet and Java Server Pages engine. We have custom-built core services such as database connection pooling and user session management tuned to our specific architecture and environment, allowing us to continue to scale our service. We have combined a stateless environment, in which a user is not bound to a single server but can be routed in the most optimal way to any number of servers, with an advanced data caching layer. Our customers can access the service through any Web browser without installing any software or downloading Java applets or Microsoft ActiveX or .NET controls.

Our service treats all customers as logically separate tenants in central applications and databases. As a result, we are able to spread the cost of delivering our service across our user base. In addition, because we do not have to manage thousands of distinct applications with their own business logic and database schemas, we believe that we can scale our business faster than traditional software vendors, even those that have modified their products to be accessible over the Internet. Moreover, we can focus our resources on building new functionality to deliver to our customer base as a whole rather than on maintaining an infrastructure to support each of their distinct applications.

Our service is also flexible. Every page is dynamically rendered for each specific user, including a choice of 11 languages and a number of currencies with dynamic currency conversion support. In addition, our service can display different views of the data based upon a number of factors, including user, department and area of responsibility in the company. Our service also allows customers to create multiple subtypes or subclasses of our business objects and tie views to each record type. This customization extends to the data model of our service, as our service allows customers to extend existing tables in our database as well as create new tables without actually modifying the underlying physical database schema.

We have also developed extensive reporting and analytics functionality in our service that operates on the online transaction processing, or OLTP, database system to provide real-time analysis of the user’s data. While users can customize any report or dashboard in the service, we dynamically tune the database based upon specific attributes of the user, the data model, the data security layer and the specific customizations to each report or dashboard.

We have built a service-oriented architecture, or SOA, which allows our service to be addressable by other applications on the Internet and by applications behind customers’ firewalls. Through our sforce platform, we allow customers and partners to insert, update, delete and query any of their information in our service. Our full-text search engine, which allows users to perform natural language queries on all the data through a browser, is also exposed as a Web service. In addition, we have mechanisms to protect our service not only from malicious abuse, but also from poorly written applications that put undue strain on the service. Each user session is encrypted, and we actively monitor our system to detect intrusion by unauthorized users.

Development

Our research and development efforts are focused on improving and enhancing our existing service offerings as well as developing new proprietary services. In addition, from time to time we supplement our internal research and development activities with outside development resources. Because of our common, multi-tenant application architecture, we are able to provide all of our customers with a service based on a single version of our application. As a result, we do not have to maintain multiple versions of our application and are able to maintain relatively low research and development expenses. Our research and development expenses were $9.8 million in fiscal 2005, $7.0 million in fiscal 2004 and $4.6 million in fiscal 2003.

Operations

We serve all of our customers and users from a single, third-party Web hosting facility located in Sunnyvale, California, operated by Qwest Communications International Inc. The facility is designed to withstand an earthquake of magnitude 8.0 on the Richter scale, is secured by around-the-clock guards, biometric access screening and escort-controlled access, and is supported by on-site backup generators in the event of a power failure. Our agreement with Qwest provides for Qwest to supply space in its secure facility as well as high bandwidth Internet access, and runs through the end of February 2006. We regularly rotate tapes of customer data out of the facility and store them in a secure location in the event of data loss at the facility.

We continuously monitor the performance of our service. The monitoring features we have built or licensed include centralized performance consoles, automated load distribution tools and various self-diagnostic tools and programs. We have entered into service level agreements with a small number of our customers warranting certain levels of uptime reliability.

Currently, we have an agreement with SunGard Data Systems, a provider of availability services, to provide access to a geographically remote disaster recovery facility that would provide access to hardware, software and Internet connectivity in the event the Qwest facility becomes unavailable. Even with this disaster recovery arrangement, however, our service would be interrupted during the transition. The arrangement with SunGard serves as our primary backup facility and is designed to support our service for all customers. We are in the process of evaluating additional technology solutions and data center requirements for both improved business continuity and future expansion. These solutions would be designed to minimize the interruption during any transition to a remote disaster recovery facility.

Customers

As of January 31, 2005, our customer base had grown to approximately 13,900, and we had approximately 227,000 paying subscribers in over 70 countries. As of January 31, 2004, our customer base was approximately 8,700 and our paying subscribers were approximately 127,000.

Our revenues are divided among small businesses (companies with fewer than 200 employees), medium-size businesses (200 or more employees and up to $1 billion in annual revenues), and large businesses (over $1 billion in annual revenues). The number of paying subscribers at each of our customers ranges from one to more than 3,000.

None of our customers accounted for more than 5 percent of our revenues in fiscal 2005, 2004 or 2003.

Sales, Marketing and Customer Support

We organize our sales and marketing programs by geographic regions.

Direct Sales

We sell subscriptions to our service primarily through our direct sales force comprised of inside sales, telesales and field sales personnel. Our small business, general business and enterprise account executives focus their efforts on small, medium-size and large enterprises, respectively. Sales representatives in our small business group sell to smaller companies, primarily over the phone. We have field sales offices in more than 20 major cities worldwide.

Referral and Indirect Sales

We have a network of partners who refer customer prospects to us and assist us in selling to them. These include consulting firms, other technology vendors and systems integrators. In return, we typically pay these partners a fee based on the first-year subscription revenue generated by the customers they refer. We have also started to develop third party distribution channels for our service.

Marketing

Our marketing strategy is to generate qualified sales leads, build our brand and raise awareness of salesforce.com as a leading provider of on-demand CRM application services. Our marketing programs include a variety of advertising, events, public relations activities and Web-based seminar campaigns targeted at key executives and decision makers within businesses.

Our principal marketing initiatives include:

•	launch events to publicize our service to existing customers and prospects;

•	direct mail and email campaigns;

•	participation in, and sponsorship of, user conferences, trade shows and industry events;

•	cooperative marketing efforts with partners, including Web link exchanges, joint press announcements, joint trade show activities, channel marketing campaigns and joint seminars;

•	using our website to offer free trials of our service and to provide product and company information; and

•	advertising in newspapers, CRM trade magazines, management journals and other business-related periodicals.

Customer Service and Support

We believe that superior customer support is critical to retaining and expanding our customer base. Our customer support group handles both general customer inquiries, such as questions about the ordering process or the status of an order or payment, technical questions or questions relating to how to use our service, and is available to customers by telephone or email or over the Web. We offer basic and more advanced classes on how to use, administer and customize our service over the Web free of charge to our customers on a weekly or monthly basis, depending on the class.

We have a comprehensive technical support program to assist our customers in the use of our service and to identify, analyze and solve any problems or issues with our service. The support program includes email support, an online repository of helpful information about our service, shared best practices for implementation and use, and telephone support. Telephone support is provided by technical support specialists on our staff, who are extensively trained in the use of our service and who are located at our three global support centers in San Francisco, Dublin and Tokyo. In addition, we have supplemented our support specialists with third party technical support specialists who work for us on a contract basis. Basic customer support during business hours is available at no charge to customers that purchase our Team Edition, Professional Edition or Enterprise Edition. Premium customer support that includes additional customer support services is available for an additional charge.

International Sales

In fiscal 2005, 2004 and 2003, we generated approximately 20 percent, 18 percent and 14 percent of our total revenues, respectively, from customers in Europe and Asia Pacific. We expect international markets to provide increased opportunities for our applications and services in the future. Our current international efforts are focused on strengthening our direct sales and marketing presence in Europe and Asia Pacific, and generating more revenues from these regions. We maintain sales offices in 11 countries outside of North America.

Competition

The market for CRM applications and enterprise business applications generally is highly competitive, rapidly evolving and fragmented, and subject to changing technology, shifting customer needs and frequent introductions of new products and services. We compete primarily with vendors of packaged CRM software, whose software is installed by the customer directly or hosted by a first generation ASP on the customer’s behalf, and companies offering on-demand CRM applications. We also compete with internally developed applications and face, or expect to face, competition from enterprise software vendors and online service providers who may develop and/or bundle CRM products with their products in the future. Our current principal competitors include:

•	enterprise software application vendors including Amdocs Limited, E.piphany, Inc., IBM Corporation, Microsoft Corporation, Oracle Corporation, PeopleSoft, Inc., which has been acquired by Oracle, SAP AG and Siebel Systems, Inc.;

•	packaged CRM software vendors, some of whom offer hosted services, such as BMC Software Corporation, FrontRange Solutions, Inc., Onyx Software Corp., Pivotal Corporation, which has been acquired by CDC Software Corporation, a subsidiary of chinadotcom corporation, and Sage Group plc;

•	on-demand CRM application service providers such as Siebel Systems, NetSuite, Inc., RightNow Technologies, Inc. and Salesnet, Inc.; and

•	enterprise application service providers including British Telecom, IBM and Corio, Inc., which has been acquired by IBM.

We believe the principal competitive factors in our market include the following:

•	speed and ease of implementation;

•	ease of use and rates of user adoption;

•	low total cost of ownership and demonstrable cost-effective benefits for customers;

•	product functionality;

•	performance, security, scalability, flexibility and reliability of the service;

•	ease of integration with existing applications;

•	quality of customer support;

•	availability and quality of implementation, consulting and training services;

•	vendor reputation;

•	sales and marketing capabilities of the vendor; and

•	financial stability of the vendor.

While some of our competitors offer CRM applications with greater complexity than our service, we believe none of them addresses all of the limitations of traditional CRM applications adequately. In many cases, we believe CRM applications with greater complexity have a higher total cost of ownership, take significantly more time to implement and are harder to use than our service. However, many of our competitors and potential competitors have greater name recognition, longer operating histories and significantly greater resources. They may be able to devote greater resources to the development, promotion and sale of their products than we can to ours, which could allow them to respond more quickly than we can to new technologies and changes in customer needs. Additionally, our competitors may offer or develop products or services that are superior to ours or that achieve greater market acceptance.

Our professional services organization competes with a broad range of large systems integrators, including Accenture Ltd., BearingPoint, Inc. and IBM as well as smaller independent consulting firms specializing in CRM implementations. We have relationships with many of these consulting companies and frequently work cooperatively on projects with them, even as we compete for business in other customer engagements.

Intellectual Property

We rely on a combination of trademark, copyright, trade secret and patent laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We have U.S. and international patent applications pending and no issued patents. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information.

The following trademarks are registered in the United States and some are registered in foreign jurisdictions:

salesforce.com

“No Software” logo

The End of Software

SFDC Asia Pacific

Success. Not Software.

Our unregistered trademarks include:

Team Edition

Success. On Demand.

sforce

experience success.

Supportforce

Customforce

Multiforce

We have received in the past, and may receive in the future, communications from third parties claiming we have infringed on the intellectual property rights of others. These claims may require us to seek licenses to that technology. In addition, we license third-party technologies that are incorporated into some elements of our services. Licenses from third-party technologies may not continue to be available to us at a reasonable cost, or at all, and as a result our costs may increase. Additionally, the steps we have taken to protect our intellectual property rights may not be adequate. Third parties may infringe or misappropriate our proprietary rights. Competitors may also independently develop technologies that are substantially equivalent or superior to the technologies we employ in our services. If we fail to protect our proprietary rights adequately, our competitors could offer similar services, potentially significantly harming our competitive position and decreasing our revenues.

Employees

As of January 31, 2005, we had 767 employees. None of our employees is represented by a labour union.

We believe our future success and growth will depend on our ability to attract and retain qualified employees in all areas of our business. We consider our relationship with our employees to be good. However, we face competition for qualified employees, and we expect to face continuing challenges in recruiting and retention.

Available Information

You can obtain copies of our Form 10-K, 10-Q, 8-K reports, and other filings with the SEC, and all amendments to these filings, free of charge from our website as soon as reasonably practicable following our filing of any of these reports with the SEC.

ITEM 2. PROPERTIES

Our executive offices and principal office for domestic marketing, sales, professional services and development occupy in excess of 100,000 square feet in San Francisco, California under leases that expire at various times through 2013. We also lease space in various locations throughout the United States for local sales and professional services personnel. Our foreign subsidiaries lease office space for their operations including local sales and professional services personnel.

We believe that our existing facilities and offices are adequate to meet our requirements for the foreseeable future. See Note 8, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements for more information about our lease commitments. If we require additional space, we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

On July 26, 2004, a purported class action complaint was filed in the United States District Court for the Northern District of California, entitled Morrison v. salesforce.com, et al., against the Company, its Chief Executive Officer and its Chief Financial Officer. The complaint alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), purportedly on behalf of all persons who purchased salesforce.com common stock between June 21, 2004 and July 21, 2004, inclusive. The claims are based on allegations that the Company failed to disclose an allegedly declining trend in its revenues and earnings. Subsequently, four other substantially similar class action complaints were filed in the same district based on the same facts and allegations, asserting claims under Section 10(b) and Section 20(a) of the 1934 Act and Section 11 and Section 15 of the Securities Act of 1933, as amended. The actions have been consolidated under the caption In re salesforce.com, inc. Securities Litigation, Case No. C-04-3009 JSW (N.D. Cal.). On December 22, 2004, the Court appointed Chuo Zhu as lead plaintiff. On February 22, 2005, lead plaintiff filed a Consolidated and Amended Class Action Complaint (the “CAC”). The CAC alleges violations of Section 10(b) and Section 20(a) of the 1934 Act, purportedly on behalf of all persons who purchased salesforce.com common stock between June 23, 2004 and July 21, 2004, inclusive. As in the original complaints, the claims in the CAC are based on allegations that the Company failed to disclose an allegedly declining trend in its revenues and earnings. The deadline for defendants to respond to the CAC is April 25, 2005. The lawsuit is still in the preliminary stages, and it is not possible for the Company to quantify the extent of potential liability, if any. The Company does not believe that the lawsuit has any merit and intends to defend the action vigorously.

On August 6, 2004, a shareholder derivative action was filed in the Superior Court of the State of California, San Francisco County, entitled Borrelli v. Benioff, et al., against the Company’s Chief Executive Officer, its Chief Financial Officer and members of its Board of Directors alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment under state common law. Subsequently, a substantially similar complaint was filed in the same court based on the same facts and allegations, entitled Johnson v. Benioff, et al. The two actions have been consolidated under the caption Borrelli v. Benioff, Case No. CGC-04-433615 (Cal. Super. Ct., S.F. Cty.). On October 5, 2004, plaintiffs filed a consolidated complaint, which is based upon the same facts and circumstances as alleged in the shareholder class action discussed above, and asserts that the defendants breached their fiduciary duties by making or failing to prevent salesforce.com, inc. and its management from making statements or omissions that potentially subject the Company to liability and injury to its reputation. The action seeks damages on behalf of salesforce.com in an unspecified amount, among other forms of legal and equitable relief. Salesforce.com is named solely as a nominal defendant against which no recovery is sought. The plaintiff shareholders made no demand upon the Board of Directors prior to filing these actions. The deadline for defendants to respond to the consolidated complaint is June 16, 2005. The derivative action is still in the preliminary stages, and it is not possible for the Company to quantify the extent of potential liability to the individual defendants, if any. Management does not believe that the lawsuits have any merit and intends to defend the actions vigorously.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information as of January 31, 2005 regarding our executive officers:

Name	Age	Position
Marc Benioff	40	Chairman of the Board of Directors and Chief Executive Officer
Jim Steele	49	President, Worldwide Sales and Services
Patricia Sueltz	52	President, Global Operations
Steve Cakebread	53	Chief Financial Officer
Parker Harris	38	Executive Vice President, Technology
Kenneth Juster	50	Executive Vice President, Legal Affairs and Corporate Development
Jim Cavalieri	35	Chief Information Officer and Senior Vice President of Service Delivery
David Moellenhoff	35	Chief Technology Officer
David Schellhase	41	Senior Vice President and General Counsel

Marc Benioff co-founded salesforce.com in February 1999 and has served as Chairman of the Board of Directors since inception. He has served as Chief Executive Officer since November 2001. From 1986 to 1999, Mr. Benioff was employed at Oracle Corporation where he held a number of positions in sales, marketing and product development, lastly as a Senior Vice President. Mr. Benioff is Co-Chairman of The President of the United States’ Information Technology Advisory Committee (PITAC). Mr. Benioff also serves as Chairman of the Board of Directors of the salesforce.com/foundation. Mr. Benioff received a Bachelor of Science in Business Administration (B.S.B.A.) from the University of Southern California.

Jim Steele has served as our President, Worldwide Sales and Services since March 2005. Previously, he was our President of Worldwide Operations since joining salesforce.com in October 2002. From February 2001 to September 2002, Mr. Steele served as Executive Vice President, Worldwide Sales and Operations for Ariba, Inc., a software company. From February 1978 to January 2001, Mr. Steele served in a variety of globally focused executive roles at IBM Corporation. Mr. Steele received a B.S. from Bucknell University.

Patricia Sueltz has served as our President, Global Operations since December 2004. Prior to that, she was our President of Technology, Marketing and Systems from February 2004 to December 2004. She previously held a number of executive positions at Sun Microsystems, Inc., a provider of information technology products and services, including Executive Vice President, Sun Services, from July 2002 to February 2004, Executive Vice President, Software Systems Group from July 2000 to June 2002 and President, Software Products & Platforms from September 1999 to June 2000. Ms. Sueltz served in various management capacities at IBM Corporation, a diversified computer and information technology company, from 1979 to 1999. Ms. Sueltz received a B.A. from Occidental College.

Steve Cakebread has served as our Chief Financial Officer since April 2002. From April 1997 to April 2002, Mr. Cakebread served as Senior Vice President and Chief Financial Officer for Autodesk, Inc., a software company. From 1992 to 1997, Mr. Cakebread served as Vice President of Finance for Silicon Graphics, Inc., a computer workstation company. Mr. Cakebread received a B.S. from the University of California at Berkeley and an M.B.A. from Indiana University.

Parker Harris co-founded salesforce.com in February 1999 and served in senior technical positions since inception, including our Senior Vice President, Research and Development. Since December 2004, Mr. Harris has served as our Executive Vice President, Technology. From October 1996 to February 1999, Mr. Harris was a Vice President at Left Coast Software, a Java consulting firm he co-founded. Mr. Harris received a B.A. from Middlebury College.

Kenneth Juster has served as our Executive Vice President of Legal Affairs and Corporate Development since January 2005. From May 2001 to January 2005, Mr. Juster served as Under Secretary for Industry and Security of the U.S. Department of Commerce. From May 1993 to March 2001, Mr. Juster was a partner at the law firm of Arnold & Porter LLP. Mr. Juster received A.B., M.P.P. and J.D. degrees from Harvard University.

Jim Cavalieri has served as our Chief Information Officer since November 2001. Since December 2004, he has also served as our Senior Vice President of Service Delivery. From July 1999 to November 2001, Mr. Cavalieri served as our Vice President, Systems Engineering. From January 1995 to July 1999, Mr. Cavalieri was employed at Oracle Corporation where he held several technical and management positions, lastly as Senior Technical Program Manager. From June 1991 to December 1994, Mr. Cavalieri worked as a consultant and systems engineer for EDS. Mr. Cavalieri received a B.S. from Cornell University.

David Moellenhoff co-founded salesforce.com in February 1999 and served in senior technical positions since inception, most recently as our Chief Technology Officer. Mr. Moellenhoff also serves on the Board of Directors of the salesforce.com/foundation. From October 1996 to February 1999, Mr. Moellenhoff was President of Left Coast Software, a Java consulting firm he co-founded. Mr. Moellenhoff received two B.S. degrees and an M.B.A. from Washington University in St. Louis.

David Schellhase has served as our Vice President and General Counsel since July 2002. He was promoted to Senior Vice President and General Counsel in December 2004. From December 2000 to June 2002, Mr. Schellhase was an independent legal consultant and authored a treatise entitled Corporate Law Department Handbook. From February 2000 to November 2000, Mr. Schellhase was Vice President and General Counsel of Linuxcare, Inc., an IT services and consulting company. From August 1997 to January 2000, Mr. Schellhase was Vice President and General Counsel of The Vantive Corporation, a software company. Mr. Schellhase received a B.A. from Columbia University and a J.D. from Cornell University.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock has been quoted on the New York Stock Exchange under the symbol “CRM” since June 23, 2004. Prior to that time, there was no public market for our common stock. The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported by the New York Stock Exchange.

	High	Low
Fiscal year ending January 31, 2005
Second quarter (beginning June 23, 2004)	$17.69	$11.00
Third quarter	$20.60	$9.00
Fourth quarter	$22.70	$13.35

Dividend Policy

We have never paid any cash dividends on our common stock. Our board of directors currently intends to retain any future earnings to support operations and to finance the growth and development of our business and does not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board.

Stockholders

As of January 31, 2005 there were 1,168 stockholders of record of our common stock, including the Depository Trust Company, which holds shares of salesforce.com common stock on behalf of an indeterminate number of beneficial owners.

Recent Sales of Unregistered Securities

a. Securities Sold

Since November 1, 2004, we have issued 79,419 shares of common stock upon the net exercise of 85,000 warrants by Heidrick & Struggles, Inc. at an exercise price per share of $1.10.

b. Underwriters and Other Purchasers

Not applicable.

c. Consideration

As a result of the net exercise of warrants, we received no cash proceeds.

d. Exemption from Registration Claimed

The shares issued pursuant to the above described exercises were exempt from Registration pursuant to Section 4(2) of the Securities Act.

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended January 31, 2005, 2004 and 2003, and the selected consolidated balance sheet data as of January 31, 2005 and 2004 are derived from, and are qualified by reference to, the audited consolidated financial statements and are included in this Form 10-K. The consolidated statement of operations data for the years ended January 31, 2002 and 2001 and the consolidated balance sheet data as of January 31, 2003, 2002 and 2001 are derived from audited consolidated financial statements which are not included in this Form 10-K.

The customer and subscriber data are unaudited.

	Fiscal Year Ended January 31,
(in thousands, except per share and customer and subscriber data)	2005	2004	2003	2002	2001
Consolidated Statement of Operations:
Revenues:
Subscription and support	$157,977	$85,796	$47,656	$21,513	$5,022
Professional services and other	18,398	10,227	3,335	896	413

Total revenues	176,375	96,023	50,991	22,409	5,435
Cost of revenues (1):
Subscription and support	12,727	7,782	7,199	3,718	1,730
Professional services and other	20,727	9,491	3,164	2,329	1,692

Total cost of revenues	33,454	17,273	10,363	6,047	3,422
Gross profit	142,921	78,750	40,628	16,362	2,013

Operating expenses (1):
Research and development	9,822	6,962	4,648	5,308	3,366
Marketing and sales	96,311	54,600	33,522	24,605	25,392
General and administrative	30,268	16,915	12,958	8,317	6,855
Lease abandonment (recovery)	—	(3,445)	—	7,657	—

Total operating expenses	136,401	75,032	51,128	45,887	35,613
Income (loss) from operations	6,520	3,718	(10,500)	(29,525)	(33,600)
Interest income	2,658	379	471	755	1,715
Interest expense	(37)	(22)	(77)	(272)	(42)
Other income	12	164	98	8	63

Income (loss) before provision for income taxes and minority interest	9,153	4,239	(10,008)	(29,034)	(31,864)
Provision for income taxes	1,217	541	—	—	—

Income (loss) before minority interest	7,936	3,698	(10,008)	(29,034)	(31,864)
Minority interest in consolidated joint venture	(590)	(184)	292	425	193

Net income (loss)	$7,346	$3,514	$(9,716)	$(28,609)	$(31,671)

Net income (loss) per share:
Basic	$0.10	$0.12	$(0.37)	$(1.36)	$(2.38)
Diluted	0.07	0.04	(0.37)	(1.36)	(2.38)
Weighted-average shares used in computing per share amounts:
Basic (2)	75,503	29,605	26,375	21,039	13,314
Diluted (2)	110,874	95,409	26,375	21,039	13,314

	As of January 31,
	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities (3)	$205,938	$35,812	$16,009	$11,709	$22,200
Working capital	47,044	4,140	1,172	6,497	20,163
Total assets	280,499	87,511	39,673	29,713	37,047
Long-term obligations	2,317	1,830	5,206	7,291	1,425
Convertible preferred stock	—	61,137	61,137	61,137	59,852
Accumulated deficit	(64,588)	(71,934)	(75,448)	(65,732)	(37,123)
Total stockholders’ (deficit) equity	145,131	(46,237)	(55,875)	(51,348)	(29,329)

Customer and Subscriber Data (unaudited):
Approximate number of customers	13,900	8,700	5,700	3,500	1,500
Approximate number of paying subscriptions	227,000	127,000	76,000	53,000	30,000

(1)	Cost of revenues and operating expenses include stock-based expenses, consisting of:

	Fiscal Year Ended January 31,
	2005	2004	2003	2002	2001
Cost of revenues	$634	$655	$428	$369	$345
Research and development	282	462	402	436	431
Marketing and sales	1,296	2,029	1,696	1,422	1,350
General and administrative	1,402	1,213	2,241	2,224	1,326

Total stock-based expenses	$3,614	$4,359	$4,767	$4,451	$3,452

(2)	For information regarding the computation of per share amounts, refer to note 1 of the notes to our consolidated financial statements.
(3)	Cash, cash equivalents and marketable securities includes net proceeds of $113.8 million from our sale of 11,500,000 shares of common stock in June 2004 from our initial public offering.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements, including, without limitation, our expectations regarding revenues, expenses and results of operations. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future actual results to differ materially from our recent results or those projected in the forward-looking statements include, but are not limited to, those discussed in the section titled “Risk Factors Which May Impact Future Operating Results.” We assume no obligation to update the forward-looking statements or our risk factors.

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

In order to increase our revenues and take advantage of our market opportunity, we will need to continue to add substantial numbers of paying subscriptions. We define paying subscriptions as unique user accounts, purchased by customers for use by their employees and other customer-authorized users that have not been suspended for non-payment and for which we are recognizing subscription revenue. The number of our paying subscribers increased from approximately 30,000 as of February 1, 2001 to approximately 227,000 as of January 31, 2005. We plan to re-invest our revenues for the foreseeable future by hiring additional personnel, particularly in marketing and sales; expanding our domestic and international selling and marketing activities; increasing our research and development activities to upgrade and extend our service offerings and to develop new services and technologies; obtaining additional business continuity services, additional data center capacity and a separate development and test data center; expanding the number of locations around the world where we conduct business; adding to our infrastructure to support our growth; and expanding our operational systems to manage a growing business.

We expect marketing and sales costs, which were 55 percent of our total revenues for fiscal 2005 and 57 percent of our total revenues for the same period a year ago, to continue to represent a substantial portion of total revenues in the future as we seek to add and manage more paying subscribers, build brand awareness and increase the number of marketing events that we sponsor.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2005, for example, refer to the fiscal year ended January 31, 2005.

Sources of Revenues

We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our on-demand application service, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) related professional services and other revenues. Other revenues consist primarily of training fees. Subscription and support revenues accounted for 90 percent of our total revenues during fiscal 2005 and 89 percent during fiscal 2004. Subscription revenues are driven primarily by the number of paying subscribers of our service and the subscription price of our service. None of our customers accounted for more than 5 percent of our revenues in fiscal 2005, 2004 and 2003.

Subscription and support revenues are recognized ratably over the contract terms beginning on the commencement dates of each contract. The typical subscription and support term is 12 to 24 months, although terms range from one to 60 months. Our subscription and support contracts are noncancelable, though customers typically have the right to terminate their contracts for cause if we materially fail to perform. We generally invoice our customers in advance, in annual or quarterly installments, and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue, or in revenue depending on whether the revenue recognition criteria have been met. In general, we collect our billings in advance of the subscription service period.

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

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of subscription and support revenues primarily consists of expenses related to hosting our service and providing support, depreciation or operating lease expense associated with computer equipment, costs associated with website development activities, allocated overhead and amortization expense associated with capitalized software. To date, the expense associated with capitalized software has not been material to our cost of revenues. We allocate overhead such as rent and occupancy charges, employee benefit costs and taxes to all departments based on headcount. As such, general overhead expenses are reflected in each cost of revenue and operating expense category. Cost of professional services and other revenues consists primarily of employee-related costs associated with these services, the cost of subcontractors and allocated overhead. The cost associated with providing professional services is significantly higher as a percentage of revenue than for our on-demand subscription service due to the labor costs associated with providing consulting services.

To the extent that our customer base grows, we intend to continue to invest additional resources in our on-demand application service and in our consulting services. The timing of these additional expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in a particular quarterly period. For example, we plan to increase the number of employees who are fully dedicated to consulting services. Additionally, we are currently in the process of obtaining additional business continuity services and additional data center capacity. We currently expect these resources to be in place at various dates during fiscal 2006. We currently expect the annual cost of these services to be approximately $7.0 million.

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

We are also in the process of obtaining a development and test data center, which we currently expect will be in place by July 2005. We expect the annual cost of this data center to be approximately $4.0 million.

Marketing and Sales. Marketing and sales expenses are our largest cost and consist primarily of salaries and related expenses for our sales and marketing staff, including commissions, payments to partners, marketing programs and allocated overhead. Marketing programs consist of advertising, events, corporate communications and brand building and product marketing activities.

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

General and Administrative. General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, human resources and management information systems personnel, legal costs, professional fees, other corporate expenses and allocated overhead. We expect that in the future, general and administrative expenses will increase in absolute dollars as we add personnel and incur additional professional fees and insurance costs related to the growth of our business, international expansion and operations as a public company.

Stock-Based Expenses. Our cost of revenues and operating expenses include stock-based expenses related to options and warrants issued to non-employees, option grants to employees in situations where the exercise price was less than the deemed fair value of our common stock at the date of grant and stock awards to board members for board services. These charges have been significant and are reflected in the historical financial results. Excluding the incremental costs and operating expenses associated with the new accounting pronouncement to expense stock options, we expect stock-based expenses to be between $3.0 to $4.0 million in fiscal 2006.

Joint Venture

In December 2000, we established a Japanese joint venture, Kabushiki Kaisha salesforce.com, with SunBridge, Inc., a Japanese corporation, to assist us with our sales efforts in Japan. As of January 31, 2005, we owned a 63 percent interest in the joint venture. Because of this majority interest, we consolidate the venture’s financial results, which are reflected in each revenue, cost of revenues and expense category in our consolidated statement of operations. We then record minority interest, which reflects the minority investors’ interest in the venture’s results. Through January 31, 2005, the operating performance and liquidity requirements of the Japanese joint venture had not been significant. While we plan to expand our selling and marketing activities in Japan in order to add new customers, we believe the future operating performance and liquidity requirements of the Japanese joint venture will not be significant.

Critical Accounting Policies and Estimates

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

We believe that of our significant accounting policies, which are described in note 1 of the notes to our consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” On August 1, 2003, we adopted Emerging Issues Task Force, or EITF, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the collection of our fees is probable; and (4) the amount of fees to be paid by the customer is fixed or determinable. Our arrangements do not contain general rights of return.

We recognize subscription revenues ratably over the contract terms beginning on the commencement dates of each contract. Support revenues from customers who purchase our premium support offerings are recognized similarly over the term of the support contract. As part of their subscription agreements, customers benefit from new features and functionality with each release at no additional cost. In situations where we have contractually committed to an individual customer specific technology, we defer all of the revenue for that customer until the technology is delivered and accepted. Once delivery occurs, we then recognize the revenue over the remaining contract term.

Consulting services and training revenues are accounted for separately from subscription and support revenues when these services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value of each deliverable. When accounted for separately, consulting revenues are recognized as the services are rendered for time and material contracts, and when the milestones are achieved and accepted by the customer for fixed price contracts. The majority of our consulting service contracts are on a time and material basis. Training revenues are recognized after the services are performed.

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists of the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations we defer the direct and incremental costs of the consulting arrangement and amortize those costs over the same time period as the consulting revenue is recognized. The deferred cost on our consolidated balance sheet totaled $874,000 at January 31, 2005 and $32,000 at January 31, 2004.

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

During fiscal 2005, we deferred $14.0 million of commission expenditures and we amortized $15.6 million to sales expense. During fiscal 2004, we deferred $16.3 million of commission expenditures and we amortized $8.6 million to sales expense. Deferred commissions on our consolidated balance sheet totaled and $9.6 million at January 31, 2005 and $11.2 million at January 31, 2004.

We assess the commission plans for our sales representatives annually. The impact of any changes to the commission plans will have an effect on the growth of the deferred commission asset balance. During fiscal 2005, we paid our sales representatives upfront commissions for the first two years of the noncancelable subscription contracts. In previous years, we paid upfront commissions on the entire value of the noncancelable subscription contracts, which had terms ranging up to 5 years.

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

We amortize the deferred compensation charges ratably over the four-year vesting period of the underlying option awards. As of January 31, 2005, we had an aggregate of $5.9 million of deferred stock-based compensation remaining to be amortized. We currently expect this deferred stock-based compensation balance to be amortized as follows: $3.0 million during fiscal 2006; $2.0 million during fiscal 2007; $0.8 million during fiscal 2008 and $100,000 during fiscal 2009. We have elected not to record stock-based compensation expense when employee stock options are awarded at exercise prices equal to the deemed fair value of our common stock at the date of grant.

Beginning on August 1, 2005, which is the start of our third quarter in fiscal 2006, we will begin to prospectively recognize in our consolidated statement of operations the cost of employee stock options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R (see Recent Accounting Pronouncement below for further discussion). We are currently assessing the impact this prospective change in accounting will have, but believe that it will have a material and adverse impact on our reported results of operations.

In the past, we have awarded a limited number of stock options and warrants to non-employees. For these options and warrants, we recognize stock-based compensation expense over the vesting periods of the underlying awards, based on an estimate of their fair value on the vesting dates using the Black-Scholes option-pricing model. As of January 31, 2005, we had recognized compensation expense on all options and warrants issued to non-employees except for options for 50,000 shares of our common stock, which will fully vest by July 2007 and have an exercise price of $2.50 per share. At January 31, 2005, one of the assumptions in the Black-Scholes computation is an expected stock price volatility of 75 percent.

Accounting for Income Taxes. We account for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities and for net operating loss and tax credit carryforwards. Historically, we have recorded a full valuation allowance to fully reserve for the benefit of our deferred tax assets due to the uncertainty of being able to realize these benefits.

If our positive trend of earnings continues, it is likely that the valuation allowance will be reversed at some point in the future. However, we cannot predict which quarter this will occur.

Results of Operations

The following tables set forth selected consolidated statements of operations data for each of the periods indicated.

	Fiscal Year Ended January 31,
	2005	2004	2003
	(in thousands except customer and subscriber data)
Revenues:
Subscription and support	$157,977	$85,796	$47,656
Professional services and other	18,398	10,227	3,335

Total revenues	176,375	96,023	50,991

Cost of revenues:
Subscription and support	12,727	7,782	7,199
Professional services and other	20,727	9,491	3,164

Total cost of revenues	33,454	17,273	10,363

Gross profit	142,921	78,750	40,628
Operating expenses:
Research and development	9,822	6,962	4,648
Marketing and sales	96,311	54,600	33,522
General and administrative	30,268	16,915	12,958
Lease abandonment (recovery)	—	(3,445)	—

Total operating expenses	136,401	75,032	51,128
Income (loss) from operations	6,520	3,718	(10,500)
Interest income	2,658	379	471
Interest expense	(37)	(22)	(77)
Other income	12	164	98

Income (loss) before provision for income taxes and minority interest	9,153	4,239	(10,008)
Provision for income taxes	1,217	541	—

Income (loss) before minority interest	7,936	3,698	(10,008)
Minority interest in consolidated joint venture	(590)	(184)	292

Net income (loss)	$7,346	$3,514	$(9,716)

In addition to the statement of operations data above:
Cash flow provided by operating activities	$55,872	$21,781	$5,213

	As of January 31,
	2005	2004
Balance sheet data:
Cash, cash equivalents and marketable securities (1)	$205,938	$35,812
Deferred revenue	95,900	49,677
Customer and subscriber data (unaudited):
Approximate number of customers	13,900	8,700
Approximate number of paying subscriptions (2)	227,000	127,000

(1)	Includes net proceeds of $113.8 million from the sale of common stock during our initial public offering in June 2004.
(2)	Paying subscriptions are defined as unique user accounts, purchased by customers for use by their employees and other customer-authorized users that have not been suspended for non-payment and for which we are recognizing subscription revenue.

	Fiscal Year Ended January 31,
	2005	2004	2003
	(in thousands)
Revenues by geography:
Americas	$140,871	$78,958	$43,855
Europe	25,201	11,754	5,345
Asia Pacific	10,303	5,311	1,791

	$176,375	$96,023	$50,991

Cost of revenues and operating expenses include the following amounts related to stock-based awards.

	Fiscal Year Ended January 31,
	2005	2004	2003
	(in thousands)
Stock-based expenses:
Cost of revenues	$634	$655	$428
Research and development	282	462	402
Marketing and sales	1,296	2,029	1,696
General and administrative	1,402	1,213	2,241

	$3,614	$4,359	$4,767

The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Fiscal Year Ended January 31,
	2005	2004	2003
Revenues:
Subscription and support	90%	89%	93%
Professional services and other	10	11	7

Total revenues	100	100	100

Cost of revenues:
Subscription and support	7	8	14
Professional services and other	12	10	6

Total cost of revenues	19	18	20

Gross profit	81	82	80
Operating expenses:
Research and development	5	7	9
Marketing and sales	55	57	66
General and administrative	17	18	26
Lease abandonment (recovery)	—	(4)	—

Total operating expenses	77	78	101
Income (loss) from operations	4	4	(21)
Interest income	1	1	1
Interest expense	—	—	—
Other income	—	—	—

Income (loss) before provision for income taxes and minority interest	5	5	(20)
Provision for income taxes	(1)	(1)	—

Income (loss) before minority interest	4	4	(20)
Minority interest in consolidated joint venture	—	—	1

Net income (loss)	4%	4%	(19)%

	Fiscal Year Ended January 31,
	2005	2004	2003
Revenues by geography:
Americas	80%	82%	86%
Europe	14	12	10
Asia Pacific	6	6	4

	100%	100%	100%

	Fiscal Year Ended January 31,
	2005	2004	2003
Stock-based expenses:
Cost of revenues	—%	1%	1%
Research and development	—	1	1
Marketing and sales	1	2	3
General and administrative	1	1	4

	2%	5%	9%

Overview of Results of Operations for the Fiscal Year Ended January 31, 2005

Revenues during fiscal 2005 were $176.4 million, an increase of 84 percent over fiscal 2004. The total number of paying subscribers increased to approximately 227,000 as of January 31, 2005 from approximately 127,000 as of January 31, 2004.

Our gross profit during fiscal 2005 was $142.9 million, or 81 percent of revenues, and operating income was $6.5 million. Operating income for the period included a non-cash stock-based expense of $3.6 million. During fiscal 2004, we generated a gross profit of $78.8 million, or 82 percent of revenues, and had operating income of $3.7 million, substantially all of which resulted from the reduction in accruals related to the release of future obligations associated with a portion of the office space that we abandoned in December 2001. Operating income during fiscal 2004 also included $4.4 million of non-cash stock-based expense.

During fiscal 2005, we continued to incur substantial costs and operating expenses related to the expansion of our business. We added sales personnel to focus on adding new customers and increasing penetration within our existing customer base, professional services personnel to support our consulting services, and developers to broaden and enhance our on-demand service.

In June 2004, we completed our initial public offering and sold 11,500,000 shares of common stock at a price of $11.00 per share through which we raised a total of $126.5 million in gross proceeds. After deducting the underwriting discount of $8.8 million and offering expenses of $3.9 million, net proceeds were $113.8 million.

During fiscal 2005, we generated $55.9 million of cash from operating activities, as compared to $21.8 million during fiscal 2004. At January 31, 2005, we had cash, cash equivalents and marketable securities of $205.9 million, as compared to $35.8 million at January 31, 2004, accounts receivable of $48.9 million, as compared to $26.5 million at January 31, 2004, and deferred revenue of $95.9 million, as compared to $49.7 million at January 31, 2004.

Fiscal Years Ended January 31, 2005 and 2004

Revenues. Total revenues were $176.4 million for fiscal 2005, compared to $96.0 million during fiscal 2004, an increase of $80.4 million, or 84 percent. Subscription and support revenues were $158.0 million, or 90 percent of total revenues, for fiscal 2005, compared to $85.8 million, or 89 percent of total revenues, during fiscal 2004. The increase in subscription and support revenues was due primarily to the increase in the number of paying subscribers to approximately 227,000 as of January 31, 2005 from approximately 127,000 as of January 31, 2004. Professional services and other revenues were $18.4 million, or 10 percent of total revenues, for fiscal 2005, compared to $10.2 million, or 11 percent of total revenues, for fiscal 2004. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of paying subscribers and customers.

Revenues in Europe and Asia Pacific accounted for $35.5 million, or 20 percent of total revenues, during fiscal 2005, compared to $17.1 million, or 18 percent of total revenues, during fiscal 2004, an increase of $18.4 million, or 108 percent. The increase in revenues outside of the Americas was the result of our efforts to expand the number of locations around the world where we conduct business and our international selling and marketing activities.

Cost of Revenues. Cost of revenues was $33.5 million, or 19 percent of total revenues, during fiscal 2005, compared to $17.3 million, or 18 percent of total revenues, during fiscal 2004, an increase of $16.2 million. The increase in absolute dollars was primarily comprised of an increase of $12.1 million in employee-related costs, substantially all of which was due to the 80 percent increase in the headcount of our professional services organization since January 31, 2004, an increase of $1.9 million in service delivery costs and an increase of $1.7 million in allocated overhead. The cost of the additional professional services headcount resulted in the cost of professional services and other revenues to be in excess of the related revenue during fiscal 2005 by $2.3 million. We increased the professional services headcount in order to meet the anticipated demand for our consulting and training services as our customer base has expanded.

The increase in our gross profit was the result of our ability to leverage our existing infrastructure to serve the increased number of customers and paying subscribers.

As described above, we intend to continue to invest additional resources in our on-demand application service and in our capacity to deliver professional services. The timing of these additional expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues. In any particular quarterly period during fiscal 2006, our cost of revenues as a percentage of revenues may slightly exceed 20 percent.

Research and Development. Research and development expenses were $9.8 million, or 5 percent of total revenues, during fiscal 2005, compared to $7.0 million, or 7 percent of total revenues, during fiscal 2004, an increase of $2.8 million. The increase in absolute dollars was primarily due to an increase in employee-related costs of $2.3 million and an increase of $0.4 million in allocated overhead. We increased our research and development headcount by 57 percent since January 31, 2004 in order to upgrade and extend our service offerings and develop new technologies.

Marketing and Sales. Marketing and sales expenses were $96.3 million, or 55 percent of total revenues, during fiscal 2005, compared to $54.6 million, or 57 percent of total revenues, during fiscal 2004, an increase of $41.7 million. The increase in absolute dollars was primarily due to an increase of $34.3 million in employee-related costs, $3.5 million in marketing spending related to new service offerings and event costs and $3.4 million in allocated overhead. Of the $34.3 million increase in employee-related costs, $7.0 million was related to the increased amortization expense of deferred commissions. Our marketing and sales headcount increased by 76 percent since January 31, 2004 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative. General and administrative expenses were $30.3 million, or 17 percent of total revenues, during fiscal 2005, compared to $16.9 million, or 18 percent of total revenues, during fiscal 2004, an increase of $13.4 million. The increase was due to an increase of $8.3 million in employee-related costs and $5.1 million in professional and outside service costs. Our general and administrative headcount increased by 64 percent since January 31, 2004 as we added personnel to support our growth. The increase in professional and outside service costs was due to the cost of being a public company and the added costs of managing a growing business and expanding outside the United States.

Lease Recovery. The lease recovery of $3.4 million during fiscal 2004 was due to the reduction in accruals associated with the San Francisco, California office space that we abandoned in December 2001. In August 2003, we entered into an agreement, releasing us from future obligations for some of the space abandoned, in connection with the landlord’s lease of this space to another tenant. Accordingly, we recorded a $3.4 million credit to reflect the reversal of the accrual that was directly related with this space.

In March 2005, we entered into an agreement with our landlord that would release us from a portion of the future obligations associated with the remaining space abandoned in our headquarters building in exchange for an agreement to lease additional space elsewhere in the building. The agreement is contingent upon the occurrence of certain conditions that will affect the final determination of the lease abandonment accrual on our consolidated balance sheet. If these certain conditions occur, we believe there will be an immaterial reduction in the accrual, which will be reflected as lease recovery during the first quarter of fiscal 2006.

Because of the March 2005 agreement described above, we are currently evaluating the possibility of consolidating more of our operations in the headquarters building. If we did this, we would abandon approximately 20,000 square feet of office space located elsewhere in San Francisco, which is under a long-term operating lease commitment. Such an abandonment would result in a charge against our operating results in the quarter in which the event would occur.

Operating Income. Operating income during fiscal 2005 was $6.5 million. During fiscal 2004, it was $3.7 million, substantially all of which consisted of the lease recovery described above. The increase in operating income year over year was primarily due to the increase in revenues, most of which was re-invested in an effort to expand our business.

Income (losses) from operations outside of the Americas was $2.7 million during fiscal 2005 and $(1.1) million during fiscal 2004. The continued investment outside of the Americas was due to our efforts in expanding the number of locations where we conduct business and expanding our international selling and marketing activities.

Interest Income. Interest income substantially consists of investment income on cash and marketable securities balances and also includes interest income on outstanding loans made to individuals who early exercised their stock options. None of these individuals was an executive officer or director of the Company and all of them repaid their loan balances by February 28, 2005. Interest income was $2.7 million during fiscal 2005 and was $379,000 during fiscal 2004. The increase was primarily due to increased marketable securities balances resulting from the proceeds from the sale of our common stock in our initial public offering in June 2004.

Provision for Income Taxes. We recorded a provision for income tax expense of $1.2 million for fiscal 2005 as compared to a provision for income tax expense of $541,000 for fiscal 2004. The fiscal 2005 provision for income taxes consists of amounts accrued for our domestic federal alternative minimum tax and state income tax liability as well as our foreign income tax expense. The effective tax rate for fiscal 2005 and 2004 was 13 percent. The effective tax rate differs from the statutory rate primarily due to domestic loss carryovers net of foreign losses with no benefit.

As of January 31, 2005, our deferred tax asset balance was $28.2 million and was fully offset by a valuation allowance of the same amount. Realization of these deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. To realize the deferred tax assets, pretax income must increase sufficiently to allow management to assume that such deferred tax assets will be utilized. Historic profits have proven insufficient to allow us to absorb deferred tax assets incurred to date. Further, ongoing stock option exercise activity may, as in fiscal 2005, increase the total deferred tax asset balance. Accordingly, management cannot determine that it is more likely than not that we will be able to utilize our deferred tax assets and therefore we have fully offset net deferred tax assets by a valuation allowance.

Based on our estimates for fiscal 2006 and beyond, we believe the uncertainty regarding the ability to realize our deferred tax assets may diminish to the point where deferred tax assets may be realized. If we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase our income or reduce our loss and increase stockholders’ equity in the quarter when such determination is made.

The change in the valuation allowance of $8.5 million is primarily due to the uncertainties of realizing certain domestic losses, net operating losses incurred by the Japanese joint venture and certain tax credit carryforwards. The balance in the valuation allowance at the end of fiscal 2005 includes approximately $8.1 million for stock plan deductions, which will be credited to additional capital and the provision for income taxes if realized.

We currently believe that our fiscal 2006 effective tax rate will be approximately 25 percent, exclusive of the impact of expensing stock options beginning in the third quarter of fiscal 2006. Our future effective tax rate is based on the projected mix of full-year income in each tax jurisdiction in which we operate and the related income tax expense in each jurisdiction. The estimated effective income tax rate is also adjusted for taxes related to significant unusual items. These actual results could vary from those projected.

Fiscal Years Ended January 31, 2004 and 2003

Revenues. Total revenues were $96.0 million for fiscal 2004, compared to $51.0 million during fiscal 2003, an increase of $45.0 million, or 88 percent. Subscription and support revenues were $85.8 million, or 89 percent of total revenues, for fiscal 2004, compared to $47.7 million, or 93 percent of total revenues, for fiscal 2003. The increase in subscription and support revenues was due primarily to the increase in the number of paying subscribers to approximately 127,000 as of January 31, 2004 from approximately 76,000 as of January 31, 2003. Professional services and other revenues were $10.2 million, or 11 percent of total revenues, for fiscal 2004, compared to $3.3 million, or 7 percent of total revenues, for fiscal 2003. The increase in professional service and other revenues was due primarily to the higher demand for services from an increasing number of paying subscribers and customers.

Revenues in Europe and Asia Pacific accounted for $17.1 million, or 18 percent of total revenues, during fiscal 2004, compared to $7.1 million, or 14 percent of total revenues, during fiscal 2003, an increase of $10.0 million, or 141 percent. The increase in revenues outside of the Americas was the result of our efforts to expand the number of locations around the world where we conduct business and the expansion of our international selling and marketing activities.

Cost of Revenues. Cost of revenues was $17.3 million, or 18 percent of total revenues, during fiscal 2004, compared to $10.4 million, or 20 percent of total revenues, during fiscal 2003, an increase of $6.9 million. The increase was primarily due to an increase of $5.4 million in employee-related costs, substantially all of which was due to the 53 percent increase in the headcount of our professional services organization, and an increase of $700,000 in service delivery costs. We increased the professional services headcount in order to meet the higher demand for our consulting and training services as our customer base has expanded.

The increase in our gross profit was the result of our ability to leverage our existing infrastructure to serve new customers and paying subscribers.

Research and Development. Research and development expenses were $7.0 million, or 7 percent of total revenues, during fiscal 2004, compared to $4.6 million, or 9 percent of total revenues, during fiscal 2003, an increase of $2.4 million. The increase was primarily due to an increase of $1.8 million in employee-related costs. Our research and development headcount increased by 57 percent from fiscal 2003 as we added personnel to upgrade and extend our service offerings.

Marketing and Sales. Marketing and sales expenses were $54.6 million, or 57 percent of total revenues, during fiscal 2004, compared to $33.5 million, or 66 percent of total revenues, during fiscal 2003, an increase of $21.1 million. The increase was primarily due to an increase of $18.0 million in employee-related costs, $1.0 million in increased marketing event costs, $800,000 in payments to partners, and $700,000 in allocated overhead. Of the $18.0 million in increased employee-related costs, $6.6 million was related to sales commissions. Our marketing and sales headcount increased by 42 percent from fiscal 2003 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative. General and administrative expenses were $16.9 million, or 18 percent of total revenues, during fiscal 2004, compared to $13.0 million, or 26 percent of total revenues, during fiscal 2003, an increase of $3.9 million. The increase was primarily due to an increase of $3.0 million in employee-related costs and an increase of $900,000 in professional and outside service costs. Our general and administrative headcount increased by 29 percent from fiscal 2003 as we added personnel to support our growth.

Lease Recovery. In December 2001, we abandoned excess office space in San Francisco, California and recorded a $7.7 million charge in the fourth quarter of fiscal 2002 pertaining to the estimated future net obligations under the non-cancelable lease. Since the space was not leased to a subtenant, there were no immediate cash savings from the abandonment.

In August 2003, we entered into an agreement, releasing us from future obligations for some of the space abandoned, in connection with the landlord’s lease of this space to another tenant. Accordingly, we recorded a $4.3 million credit to reflect the reversal of the remaining accrued liability that was directly associated with this space. During the fourth quarter of fiscal 2004, we recorded an additional accrual of $900,000 related to the remaining 5,000 square feet of abandoned office space in San Francisco. This additional accrual resulted from a revision of our estimates of the timing and amount of projected subtenant income based on difficulties in subleasing the remaining space.

Operating Income (Loss). Operating income during fiscal 2004 was $3.7 million and included the $3.4 million lease recovery described above. The operating loss during fiscal 2003 was $10.5 million. The increase in operating income was primarily due to a $45.0 million increase in revenues, most of which was re-invested in an effort to expand our business.

Loss from operations outside of the Americas was $1.1 million during fiscal 2004 and was $3.8 million during fiscal 2003. The continued losses outside of the Americas were due to our efforts in expanding the number of locations where we conduct business and expanding our international selling and marketing activities.

Interest Income. Interest income consists of investment income on cash and marketable securities balances and interest income on outstanding loans made to individuals who early exercised their stock options. Interest income was $379,000 during fiscal 2004, compared to $471,000 during fiscal 2003, a decrease of $92,000. The decrease was primarily due to declining interest rates and the mix of marketable securities investments, substantially offset by higher cash and marketable securities balances.

Provision for Income Taxes. The provision for income taxes of $541,000 during fiscal 2004 represented federal alternative minimum taxes of approximately $200,000, and various state income taxes and foreign withholding taxes of approximately $300,000. Our effective tax rate for fiscal 2004 was 13 percent as compared to zero for fiscal 2003. The effective tax rate differs from the statutory rate primarily due to domestic loss carryovers net of foreign losses with no benefit.

Our deferred tax asset balance at January 31, 2004 was $19.7 million and was fully offset by a valuation allowance of the same amount due to uncertainties regarding realization of the deferred tax asset balance.

Liquidity and Capital Resources

At January 31, 2005, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $205.9 million, accounts receivable of $48.9 million and cash flow provided by operating activities in fiscal 2005 of $55.9 million.

In June 2004, we completed the sale of 11,500,000 shares of common stock in an initial public offering, including the underwriters’ exercise of an over-allotment option, and realized net proceeds of $113.8 million. To date, we have not spent any of the proceeds from the initial public offering.

Net cash provided by operating activities was $55.9 million during fiscal 2005, $21.8 million during fiscal 2004 and $5.2 million during fiscal 2003. The improvement in cash flow was due primarily to the increased number of paying subscribers to our service. Cash provided by or used in operating activities has historically been affected by sales of subscriptions and support and professional services, changes in working capital accounts, particularly increases in accounts receivable and deferred revenue and the timing of commission and bonus payments, and add-backs of non-cash expense items such as depreciation and amortization and the expense associated with stock-based awards.

Net cash used in investing activities was $149.2 million during fiscal 2005, $21.1 million during fiscal 2004 and $9.6 million during fiscal 2003. The increase in amounts used in fiscal 2005 primarily related to the investment of the proceeds from the sale of common stock in our initial public offering, the investment of excess cash, the reduction in restricted cash balances and capital expenditures associated with computer equipment and furniture and fixtures in support of expanding our infrastructure and work force.

Net cash provided by financing activities was $118.9 million during fiscal 2005, $1.1 million during fiscal 2004 and $1.0 million during fiscal 2003. The $118.5 million of net proceeds from both the sale of common stock during the initial public offering and the exercise of employee stock options and the collection of $1.0 million in notes receivable from stockholders were offset by principal payments on capital lease obligations and the repurchase of unvested shares of common stock from terminated employees. At January 31, 2005, our employees held 4.7 million vested stock options at a weighted average exercise price of $1.88 per share. If our employees exercise these awards, we will receive a significant amount of proceeds from the option exercises.

During fiscal 2001, we established a $3.5 million letter of credit in favor of our principal office landlord. This amount was reduced in June 2004 to $2.8 million. This letter of credit is collateralized by a certificate of deposit, which is maintained at the granting financial institution, for the same amount. This certificate of deposit is included as restricted cash on our consolidated balance sheet. As of January 31, 2005, the letter of credit was outstanding and, to date, no amounts have been drawn against it. The letter of credit renews annually through December 31, 2010.

In addition, we had two additional letters of credit outstanding as of January 31, 2005, which are related to office space leases. These letters of credit are collateralized by certificates of deposit totaling $0.4 million at the granting financial institution, for the same amount and are included as restricted cash on our consolidated balance sheet. These letters of credit are due at various dates through December 2008.

We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. Additionally, we currently do not have a bank line of credit.

Our principal commitments consist of obligations under leases for office space, computer equipment and furniture and fixtures. We also have long-term liabilities related primarily to lease abandonments. At January 31, 2005, the future minimum payments under these commitments as well as our long-term liability were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Capital lease obligations	$1,317	$585	$732	$—	$—
Operating lease obligations:
Office space	38,691	8,367	13,232	10,731	6,361
Computer equipment and furniture and fixtures	6,442	3,642	2,800	—	—
Contractual commitments	2,390	1,572	818	—	—
Lease abandonment liabilities and other	1,874	278	466	486	644

Our office lease agreements provide us with the option to renew. Our future operating lease obligations would change if we exercised these options and if we entered into additional operating lease agreements as we expand our operations.

In February 2005, we obtained additional software licenses for use in our business operations at a cost of $8.8 million. Additionally, we are currently in the process of obtaining additional business continuity services, additional data center capacity and a development and test data center. We expect these resources to be in place at various dates during fiscal 2006. While the costs for these will be significant, we believe that most of the capital expenditures for the additional business continuity services, additional data center capacity and development and test data center will be leased so there will not be a significant impact on our liquidity during fiscal 2006.

Purchase orders are not included in the table above. Our purchase orders represent authorizations to purchase rather than binding agreements. The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

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

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, which requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as expenses in the statement of operations based on their fair values and vesting periods. We plan to adopt the provisions of SFAS 123R on August 1, 2005, which is the start of our third fiscal quarter next year. We are currently assessing the impact this prospective change in accounting will have but believe that it will have a material and adverse impact on our reported results of operations.

Additionally, SFAS 123R requires the tax benefits from employee stock plans to be classified as a financing activity in the consolidated statement of cash flows. We currently classify these tax benefits, which totaled $798,000 in fiscal 2005, as a source of cash provided by operating activities.

RISK FACTORS WHICH MAY IMPACT FUTURE OPERATING RESULTS

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

Because our service is complex and we have incorporated a variety of software both developed in-house and acquired from third party vendors, our service may have errors or defects that users identify after they begin using it that could result in unanticipated downtime for our subscribers and harm our reputation and our business. Internet-based services frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in our service and new errors in our existing service may be detected in the future. Since our customers use our service for important aspects of their business, any errors, defects or other performance problems with our service could hurt our reputation and may damage our customers’ businesses. If that occurs, customers could elect not to renew, or delay or withhold payment to us, we could lose future sales or customers may make warranty claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation.

Interruptions or delays in service from our third-party Web hosting facility could impair the delivery of our service and harm our business.

We provide our service through computer hardware that is currently located in a third-party Web hosting facility in Sunnyvale, California operated by Qwest Communications International Inc. We do not control the operation of this facility, and it is subject to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. It is also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at the facility, the occurrence of a natural disaster, a decision to close the facility without adequate notice or other unanticipated problems at the facility could result in lengthy interruptions in our service. In addition, the failure by the Qwest facility to provide our required data communications capacity could result in interruptions in our service. We have an agreement with SunGard Data Systems, a provider of availability services, to provide access to a geographically remote disaster recovery facility that would provide us access to hardware, software and Internet connectivity in the event the Qwest facility becomes unavailable. Even with this disaster recovery arrangement, however, our service would be interrupted during the transition. We are currently in the process of obtaining additional business continuity services and additional data center capacity, however, none of the services or capacity is currently operational. Any damage to, or failure of, our systems could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates. Our business will be harmed if our customers and potential customers believe our service is unreliable.

If we experience significant fluctuations in our operating results and rate of growth and fail to balance our expenses with our revenue and earnings expectations, our results would be harmed and our stock price may fall rapidly and without advance notice.

Due to our limited operating history, our evolving business model and the unpredictability of our emerging industry, we may not be able to accurately forecast our rate of growth. For example, in the last ten fiscal quarters, we have recorded quarterly operating income of as much as $4.3 million and quarterly operating losses of as much as $4.9 million. We base our current and future expense levels and our investment plans on estimates of future revenue and future rate of growth. Our expenses and investments are, to a large extent, fixed and we expect that these expenses will increase in the future. We may not be able to adjust our spending quickly enough if our revenue falls short of our expectations.

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

Our quarterly operating results are likely to fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Some of the important factors that could cause our revenues and operating results to fluctuate from quarter to quarter include:

•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ requirements;

•	the renewal rates for our service;

•	changes in our pricing policies;

•	the introduction of new features to our service;

•	the rate of expansion and effectiveness of our sales force;

•	the length of the sales cycle for our service;

•	new product and service introductions by our competitors;

•	our success in selling our service to large enterprises;

•	variations in the revenue mix of editions of our service;

•	technical difficulties or interruptions in our service;

•	general economic conditions in our geographic markets;

•	the timing of additional investments in our on-demand application service and in our consulting service;

•	regulatory compliance costs;

•	payment defaults by customers; and

•	extraordinary expenses such as litigation or other dispute-related settlement payments.

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

We incurred significant losses in each fiscal quarter from our inception in February 1999 through fiscal 2003 and we generated small profits in fiscal 2005 and fiscal 2004. As we are a young company in an emerging market, we may not be able to maintain profitability and we may incur additional significant operating losses in the future. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our revenue does not grow to offset these expected increased expenses, we will not continue to be profitable. You should not consider recent quarterly revenue growth as indicative of our future performance. In fact, in future quarters we may not have any revenue growth and our revenue could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance will be adversely affected.

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

We generally recognize revenue from customers ratably over the terms of their subscription agreements, which are typically 12 to 24 months, although terms can range from one to 60 months. As a result, much of the revenue we report in each quarter is deferred revenue from subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter will not necessarily be fully reflected in the revenue in that quarter and will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect these reduced revenues. Accordingly, the effect of significant downturns in sales and market acceptance of our service may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

If our on-demand application service is not widely accepted, our operating results will be harmed.

We derive substantially all of our revenue from subscriptions to our on-demand application service, and we expect this will continue for the foreseeable future. As a result, widespread acceptance of our service is critical to our future success. Factors that may affect market acceptance of our service include:

•	reluctance by enterprises to migrate to an on-demand application service;

•	the price and performance of our service;

•	the level of customization we can offer;

•	the availability, performance and price of competing products and services;

•	reluctance by enterprises to trust third parties to store and manage their internal data; and

•	adverse publicity about us, our service or the viability or security of on-demand application services generally from third party reviews, industry analyst reports and adverse statements made by competitors.

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

Our current principal competitors include:

•	enterprise software application vendors including Amdocs Limited, E.piphany, Inc., IBM Corporation, Microsoft Corporation, Oracle Corporation, PeopleSoft, Inc., which has been acquired by Oracle, SAP AG and Siebel Systems, Inc.;

•	packaged CRM software vendors, some of whom offer hosted services, such as BMC Software Corporation, FrontRange Solutions, Inc., Onyx Software Corp., Pivotal Corporation, which has been acquired by CDC Software Corporation, a subsidiary of chinadotcom corporation, and Sage Group plc;

•	on-demand CRM application service providers such as Siebel Systems, NetSuite, Inc., RightNow Technologies, Inc., and Salesnet, Inc.; and

•	enterprise application service providers including British Telecom, IBM and Corio, Inc., which has been acquired by IBM.

In addition, we face competition from businesses that develop their own CRM applications internally, as well as from enterprise software vendors and online service providers who may develop and/or bundle CRM products with their products in the future. We also face competition from some of our larger and more established competitors who historically have been packaged CRM software vendors, but who are developing directly competitive on-demand CRM application services offerings, such as Siebel Systems through Siebel CRM OnDemand. Our professional services organization competes with a broad range of large systems integrators, including Accenture Ltd., BearingPoint, Inc. and IBM, as well as smaller independent consulting firms specializing in CRM implementations. We have relationships with many of these consulting companies and frequently work cooperatively on projects with them, even as we compete for business in other customer engagements.

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

If we are unable to develop enhancements to and new features for our existing service or acceptable new services that keep pace with rapid technological developments, our business will be harmed. The success of enhancements, new features and services such as Supportforce and Customforce depends on several factors, including the timely completion, introduction and market acceptance of the feature or edition. Failure in this regard may significantly impair our revenue growth. In addition, because our service is designed to operate on a variety of network hardware and software platforms using a standard browser, we will need to continuously modify and enhance our service to keep pace with changes in Internet-related hardware, software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements or in timely bringing them to market. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development expenses. Any failure of our service to operate effectively with future network platforms and technologies could reduce the demand for our service, result in customer dissatisfaction and harm our business.

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

Because we sell our service throughout the world, we are subject to risks and challenges that we would otherwise not face if we conducted our business only in the United States. For example, sales in Europe and Asia Pacific together represented approximately 20 percent of our total revenues during fiscal 2005, 18 percent of our total revenues during fiscal 2004 and 14 percent of total revenues during fiscal 2003, and we intend to continue to expand our international sales efforts. The risks and challenges associated with sales to customers outside the United States include:

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

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have received in the past, and may receive in the future, communications from third parties claiming that we have infringed on the intellectual property rights of others. Our technologies may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming and expensive to resolve, could divert management attention from executing our business plan and could require us to pay monetary damages or enter into royalty or licensing agreements. In addition, many of our subscription agreements require us to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim. An adverse determination could also prevent us from offering our service to others.

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

Privacy concerns and laws or other domestic or foreign regulations may reduce the effectiveness of our solution and adversely affect our business.

Our customers can use our service to store contact and other personal or identifying information regarding their customers and contacts. Federal, state and foreign government bodies and agencies, however, have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information obtained from consumers and individuals. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the businesses of our customers may limit the use and adoption of our service and reduce overall demand for it. Furthermore, privacy concerns may cause our customers’ customers to resist providing the personal data necessary to allow our customers to use our service effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our service in certain industries. For example, regulations such as the Gramm-Leach-Bliley Act, which protects and restricts the use of consumer credit and financial information, and the Health Insurance Portability and Accountability Act of 1996, which regulates the use and disclosure of personal health information, impose significant requirements and obligations on businesses that may affect the use and adoption of our service.

The European Union has also adopted a data privacy directive that requires member states to impose restrictions on the collection and use of personal data that, in some respects, are far more stringent, and impose more significant burdens on subject businesses, than current privacy standards in the United States. All of these domestic and international legislative and regulatory initiatives may adversely affect our customers’ ability to collect and/or use demographic and personal information from their customers, which could reduce demand for our service.

In addition to government activity, privacy advocacy groups and the technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. If the gathering of personal information were to be curtailed in this manner, CRM solutions would be less effective, which may reduce demand for our service and harm our business.

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

Our business is subject to changing regulations regarding corporate governance and public disclosure that have increased both our costs and the risk of noncompliance.

We are subject to rules and regulations by various governing bodies, including the Securities and Exchange Commission, New York Stock Exchange and Public Company Accounting Oversight Board, that are charged with the protection of investors and the oversight of companies whose securities are publicly traded. Our efforts to comply with these new regulations, most notably the Sarbanes-Oxley Act, or SOX, have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention to compliance activities.

By the end of fiscal 2006, we are required to comply with the SOX requirements involving the assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment. Although we believe our on-going review and testing of our internal controls will enable us to be compliant with the SOX requirements, we may identify deficiencies that we may not be able to remediate by the end of fiscal 2006. If we cannot assess our internal controls over financial reporting as effective, or our external auditors are unable to provide an unqualified attestation report on such assessment, our stock price could decline.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, our business may be harmed.

We are dependent on our management team and development and operations personnel, and the loss of one or more key employees or groups could harm our business and prevent us from implementing our business plan in a timely manner.

Our success depends largely upon the continued services of our executive officers and other key personnel, particularly Marc Benioff, our Chief Executive Officer and Chairman of the Board, Steve Cakebread, our Chief Financial Officer, Jim Steele, our President of Worldwide Sales and Services, Pat Sueltz, our President of Global Operations, and Parker Harris, our Executive Vice President of Technology. We are also substantially dependent on the continued service of our existing development and operations personnel because of the complexity of our service and technologies. We do not have employment agreements with any of our executive officers, key management, development or operations personnel and, therefore, they could terminate their employment with us at any time. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees or groups could seriously harm our business.

Because competition for our target employees is intense, we may not be able to attract and retain the highly skilled employees we need to support our planned growth.

To continue to execute on our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software and Internet-related services and senior sales executives. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain key employees. Furthermore, the new requirement to expense stock options may discourage us from granting the size or type of stock options awards that job candidates require to join our company. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

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

We believe our reported financial results will be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the Securities and Exchange Commission, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

For example, in December 2004, the FASB announced its decision to require companies to expense employee stock options. We plan to adopt this new accounting pronouncement, Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, beginning in the third quarter of fiscal 2006. We believe this change in accounting will materially and adversely affect our reported results of operations.

Risks Related to Ownership of Our Common Stock

If our involvement in a lengthy May 9, 2004 New York Times article about salesforce.com or any other publicity regarding salesforce.com or the initial public offering during the waiting period were held to be “gun jumping” in violation of the Securities Act of 1933, we could be required to repurchase securities sold in our initial public offering.

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

Our executive officers, directors, current 5 percent or greater stockholders and affiliated entities together beneficially own a significant percentage of our outstanding common stock. As a result, these stockholders, acting together, will have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest rate sensitivity

We had unrestricted cash, cash equivalents and marketable securities totaling $205.9 million at January 31, 2005. These amounts were invested primarily in money market funds and instruments, corporate notes and bonds, government securities and other debt securities with strong credit ratings. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes.

Our fixed-income portfolio is subject to interest rate risk. An immediate increase in interest rates of 100-basis points could result in higher interest income of $0.8 million offset by a principal reduction of $1.6 million for a net reduction of $0.8 million over a 12-month period. Similarly, a 100-basis point decrease could result in a decrease in interest income of $0.8 million and a principal increase of $1.6 million for a net increase of $0.8 million. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Report:

Page No.
Report of Independent Registered Public Accounting Firm	49

Consolidated Balance Sheets as of January 31, 2005 and 2004	50

Consolidated Statements of Operations for each of the three years in the period ended January 31, 2005	51

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for each of the three years in the period ended January 31, 2005	52

Consolidated Statements of Cash Flows for each of the three years in the period ended January 31, 2005	54

Notes to Consolidated Financial Statements	55

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

salesforce.com, inc.

We have audited the accompanying consolidated balance sheets of salesforce.com, inc. as of January 31, 2005 and 2004, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 31, 2005. Our audits also included the financial statement schedule for the year ended January 31, 2005 listed in the index at Item 15 (a). These financial statements and schedule are the responsibility of salesforce.com, inc.’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of salesforce.com, inc. at January 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Walnut Creek, California

February 15, 2005

salesforce.com, inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	January 31, 2005	January 31, 2004
Assets
Current assets:
Cash and cash equivalents	$35,731	$10,463
Short-term marketable securities	83,087	25,349
Accounts receivable, net of allowance for doubtful accounts of $750 and $349 at January 31, 2005 and 2004, respectively	48,874	26,536
Deferred commissions	7,556	8,266
Prepaid expenses and other current assets	3,467	3,532

Total current assets	178,715	74,146
Marketable securities, noncurrent	87,120	—
Restricted cash	3,191	3,912
Fixed assets, net	7,637	5,069
Deferred commissions, noncurrent	2,057	2,890
Other assets	1,779	1,494

Total assets	$280,499	$87,511

Liabilities, preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,525	$2,035
Accrued expenses and other current liabilities	32,467	17,682
Income taxes payable	216	534
Deferred revenue	95,900	49,677
Current portion of capital lease obligation	563	78

Total current liabilities	131,671	70,006
Capital lease obligations, net of current portion	721	—
Long-term lease abandonment liability and other	1,596	1,830
Minority interest	1,380	775

Total liabilities	135,368	72,611
Commitments and contingencies (Note 8)
Convertible preferred stock, $0.001 par value; 63,738,843 shares authorized, 58,024,345 shares issued and outstanding at January 31, 2004. All preferred shares were converted, on a one-for-one basis, into shares of common stock (see Note 4)	—	61,137
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized and none outstanding at January 31, 2005	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized, 104,990,816 and 31,530,626 issued and outstanding at January 31, 2005 and 2004, respectively	105	32
Additional paid-in capital	217,248	35,580
Deferred stock-based compensation	(5,908)	(8,251)
Notes receivables from stockholders	(727)	(1,674)
Accumulated other comprehensive income (loss)	(999)	10
Accumulated deficit	(64,588)	(71,934)

Total stockholders’ equity (deficit)	145,131	(46,237)

Total liabilities, preferred stock and stockholders’ equity (deficit)	$280,499	$87,511

See accompanying Notes to Consolidated Financial Statements.

salesforce.com, inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Year Ended January 31,
	2005	2004	2003
Revenues:
Subscription and support	$157,977	$85,796	$47,656
Professional services and other	18,398	10,227	3,335

Total revenues	176,375	96,023	50,991

Cost of revenues (1):
Subscription and support	12,727	7,782	7,199
Professional services and other	20,727	9,491	3,164

Total cost of revenues	33,454	17,273	10,363

Gross profit	142,921	78,750	40,628
Operating expenses (1):
Research and development	9,822	6,962	4,648
Marketing and sales	96,311	54,600	33,522
General and administrative	30,268	16,915	12,958
Lease abandonment (recovery)	—	(3,445)	—

Total operating expenses	136,401	75,032	51,128
Income (loss) from operations	6,520	3,718	(10,500)
Interest income	2,658	379	471
Interest expense	(37)	(22)	(77)
Other income	12	164	98

Income (loss) before provision for income taxes and minority interest	9,153	4,239	(10,008)
Provision for income taxes	1,217	541	—

Income (loss) before minority interest	7,936	3,698	(10,008)
Minority interest in consolidated joint venture	(590)	(184)	292

Net income (loss)	$7,346	$3,514	$(9,716)

Basic net income (loss) per share	$0.10	$0.12	$(0.37)
Diluted net income (loss) per share	0.07	0.04	(0.37)
Weighted-average number of shares used in per share amounts:
Basic	75,503	29,605	26,375
Diluted	110,874	95,409	26,375

(1)	Amounts include stock-based expenses, as follows:

	Fiscal Year Ended January 31,
	2005	2004	2003
Cost of revenues	$634	$655	$428
Research and development	282	462	402
Marketing and sales	1,296	2,029	1,696
General and administrative	1,402	1,213	2,241

	$3,614	$4,359	$4,767

See accompanying Notes to Consolidated Financial Statements.

salesforce.com inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Notes Receivables from Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at January 31, 2002	58,024,345	61,137	29,254,822	29	21,087	(4,930)	(1,594)	(208)	(65,732)	(65,940)	(51,348)
Deferred compensation related to the issuance of Company and subsidiary stock options	—	—	—	—	7,589	(7,793)	—	—	—	—	(204)
Amortization of Company and subsidiary deferred stock-based compensation	—	—	—	—	—	3,135	—	—	—	—	3,135
Exercise of stock options	—	—	547,560	1	416	—	—	—	—	—	417
Stock options early exercised subject to repurchase	—	—	1,132,562	—	—	—	—	—	—	—	—
Repurchase of unvested shares	—	—	(646,982)	(1)	(341)	—	—	—	—	—	(342)
Fair value of stock options issued to nonemployees for services	—	—	—	—	310	—	—	—	—	—	310
Accelerated vesting of employee stock options	—	—	—	—	178	—	—	—	—	—	178
Cancellation of stockholder notes receivable for unvested common stock options	—	—	(87,500)	—	—	—	109	—	—	—	109
Accrued interest on stockholder notes receivable	—	—	—	—	—	—	(89)	—	—	—	(89)
Issuance of common stock and warrants to purchase common stock for services	—	—	280,500	—	1,106	—	—	—	—	—	1,106
Sale of subsidiary common stock	—	—	—	—	355	—	—	—	—	—	355
Translation adjustment	—	—	—	—	—	—	—	214	—	214	214
Net loss	—	—	—	—	—	—	—	—	(9,716)	(9,716)	(9,716)

Comprehensive loss, year ended January 31, 2003	—	—	—	—	—	—	—	—	—	(9,502)	—

Balances at January 31, 2003	58,024,345	61,137	30,480,962	29	30,700	(9,588)	(1,574)	6	(75,448)	(75,442)	(55,875)
Deferred compensation related to the issuance of Company and subsidiary stock options	—	—	—	—	2,339	(2,428)	—	—	—	—	(89)
Amortization of Company and subsidiary deferred stock-based compensation	—	—	—	—	—	3,765	—	—	—	—	3,765
Exercise of stock options	—	—	1,041,131	3	1,891	—	—	—	—	—	1,894
Repurchase of unvested shares	—	—	(23,967)	—	(17)	—	—	—	—	—	(17)
Fair value of stock awards issued to nonemployees for services	—	—	32,500	—	422	—	—	—	—	—	422
Accelerated vesting of employee stock options	—	—	—	—	146	—	—	—	—	—	146
Accrued interest on stockholder notes receivable	—	—	—	—	—	—	(100)	—	—	—	(100)
Sale of subsidiary common stock	—	—	—	—	99	—	—	—	—	—	99
Translation adjustment	—	—	—	—	—	—	—	4	—	4	4
Net income	—	—	—	—	—	—	—	—	3,514	3,514	3,514

Comprehensive income, year ended January 31, 2004	—	—	—	—	—	—	—	—	—	3,518	—

Balances at January 31, 2004	58,024,345	61,137	31,530,626	32	35,580	(8,251)	(1,674)	10	(71,934)	(71,924)	(46,237)

See accompanying Notes to Consolidated Financial Statements.

salesforce.com inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) – (Continued)

(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Notes Receivables from Stockholders	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at January 31, 2004	58,024,345	$61,137	31,530,626	$32	$35,580	$(8,251)	$(1,674)	$10	$(71,934)	$(71,924)	$(46,237)
Issuance of common stock in connection with initial public offering, net of issuance costs incurred	—	—	11,500,000	12	113,756	—	—	—	—	—	113,768
Conversion of preferred stock into common	(58,024,345)	(61,137)	58,024,345	58	61,079	—	—	—	—	—	61,137
Deferred compensation related to the issuance of Company and subsidiary stock options	—	—	—	—	624	(955)	—	—	—	—	(331)
Amortization of Company and subsidiary deferred stock-based compensation	—	—	—	—	—	3,298	—	—	—	—	3,298
Exercise of stock options and warrants and stock grants to board members for board services	—	—	4,126,845	3	5,473	—	—	—	—	—	5,476
Tax benefits from employee stock plans	—	—	—	—	798	—	—	—	—	—	798
Repurchase of unvested shares	—	—	(191,000)	—	(254)	—	—	—	—	—	(254)
Fair value of stock awards issued to nonemployees for services	—	—	—	—	167	—	—	—	—	—	167
Accrued interest on stockholder notes receivable	—	—	—	—	—	—	(96)	—	—	—	(96)
Collection of outstanding note receivable balances	—	—	—	—	—	—	1,043	—	—	—	1,043
Sale of subsidiary common stock	—	—	—	—	25	—	—	—	—	—	25
Translation adjustment	—	—	—	—	—	—	—	(260)	—	(260)	(260)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(749)	—	(749)	(749)
Net income	—	—	—	—	—	—	—	—	7,346	7,346	7,346
Comprehensive income, year ended January 31, 2005	—	—	—	—	—	—	—	—	—	6,337	—

Balances at January 31, 2005	—	$—	104,990,816	$105	$217,248	$(5,908)	$(727)	$(999)	$(64,588)	$(65,587)	$145,131

See accompanying Notes to Consolidated Financial Statements.

salesforce.com. inc.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended January 31,
	2005	2004	2003
Operating activities
Net income (loss)	$7,346	$3,514	$(9,716)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest in consolidated joint venture	590	184	(292)
Depreciation and amortization	3,147	2,591	2,664
Loss on retirement of fixed assets	223	68	589
Amortization of deferred commissions	15,598	8,599	2,885
Lease abandonment (recovery)	—	(3,445)	—
Accrued interest on stockholder notes receivable	(96)	(100)	(89)
Expense related to stock-based awards	3,614	4,359	4,767
Tax benefits from employee stock plans	798	—	—
Changes in assets and liabilities:
Accounts receivable	(22,338)	(16,955)	(3,872)
Deferred commissions	(14,055)	(16,320)	(5,691)
Prepaid expenses and other current assets	65	(2,216)	(579)
Other assets	(216)	(723)	16
Accounts payable	490	1,429	(199)
Accrued expenses and other current liabilities	14,801	10,339	3,864
Income taxes	(318)	534	—
Deferred revenue	46,223	30,506	12,043
Lease abandonment and other liability	—	(583)	(1,177)

Net cash provided by operating activities	55,872	21,781	5,213

Investing activities
Restricted cash	721	(179)	(233)
Purchases of marketable securities	(282,220)	(39,900)	(27,977)
Sales and maturities of marketable securities	136,608	21,851	20,677
Capital expenditures	(4,308)	(2,916)	(2,022)

Net cash used in investing activities	(149,199)	(21,144)	(9,555)

Financing activities
Proceeds from the issuance of common stock, net of issuance costs incurred	113,768	—	—
Proceeds from the exercise of stock options	4,746	1,480	1,580
Collection of notes receivables from stockholders	1,043	—	—
Principal payments on capital lease obligations	(493)	(531)	(757)
Repurchase of unvested shares	(254)	(17)	(342)
Proceeds from subsidiary stock offerings	40	167	551

Net cash provided by financing activities	118,850	1,099	1,032

Effect of exchange rate changes on cash and cash equivalents	(255)	18	310

Net increase (decrease) in cash and cash equivalents	25,268	1,754	(3,000)
Cash and cash equivalents at beginning of year	10,463	8,709	11,709

Cash and cash equivalents at end of year	$35,731	$10,463	$8,709

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$37	$22	$77
Income taxes	$730	$7	$—
Noncash financing and investing activities
Fixed assets acquired under capital lease	$1,699	$—	$—
Conversion of preferred stock into common	$61,137	$—	$—
Net exercise of warrants	$15	$—	$—
Transfer of capital lease to operating	$—	$—	$569
Cancellation of stockholder notes receivable for unvested common stock options	$—	$—	$109

See accompanying Notes to Consolidated Financial Statements.

salesforce.com, inc.

Notes to Consolidated Financial Statements

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions in the Company’s consolidated financial statements and notes thereto.

Significant estimates and assumptions made by management include the determination of the provision for income taxes, the fair value of stock awards issued and the adequacy of the lease abandonment accrual. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Additionally, the Company holds a majority interest in Kabushiki Kaisha salesforce.com (“Salesforce Japan”), a Japanese joint venture. As of January 31, 2005, the Company owned a 63 percent interest in the joint venture. Given the Company’s majority ownership interest in the joint venture, the accounts of the joint venture have been consolidated with the accounts of the Company, and a minority interest has been recorded for the minority investors’ interests in the net assets and operations of the joint venture to the extent of the minority investors’ individual investments. Additionally, the Company records gains and losses resulting from the change of interest in Salesforce Japan directly to stockholders’ equity as additional paid-in capital.

Segments

The Company operates in one segment.

Foreign Currency Translation

The functional currency of the Company’s major foreign subsidiaries is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in net income (loss) for the period and have not been material during fiscal 2005, 2004 and 2003. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date as quoted on the Pacific Stock Exchange. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

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

The Company’s accounts receivable and net revenues are derived from a large number of direct customers. No customer accounted for more than 5 percent of accounts receivable at January 31, 2005 and 2004, other than a single customer who accounted for 7 percent of the accounts receivable balance at January 31, 2004. No single customer accounted for 5 percent or more of total revenue during fiscal 2005, 2004 and 2003.

As of January 31, 2005 and 2004, assets located outside the Americas were 8 percent and 12 percent of total assets, respectively. Revenues by geographical region are as follows (in thousands):

	Fiscal Year Ended January 31,
	2005	2004	2003
Revenues by geography:
Americas	$140,871	$78,958	$43,855
Europe	25,201	11,754	5,345
Asia Pacific	10,303	5,311	1,791

	$176,375	$96,023	$50,991

The income (loss) from operations outside the Americas totaled $2,681,000, $(1,098,000) and $(3,791,000) during fiscal 2005, 2004 and 2003, respectively.

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

Restricted Cash

The Company’s restricted cash balance of $3,191,000 at January 31, 2005 consisted primarily of a certificate of deposit in the amount of $2,800,000, plus interest, that serves as collateral to a letter of credit that was issued to the Company’s principal landlord as a security deposit. The certificate of deposit bears annual interest at 1 percent and the letter of credit renews annually through December 31, 2010. The remaining restricted cash balance at January 31, 2005 of $391,000 consisted of collateral for two additional letters of credit related to office leases and mature at various dates through December 2008.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

Marketable Securities

Management determines the appropriate classification of investments in marketable securities at the time of purchase in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities and reevaluates such determination at each balance sheet date. Securities, which are classified as available for sale at January 31, 2005, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Fair value is determined based on quoted market rates. Realized gains and losses and declines in value judged to be other-than-temporary on securities available for sale are included as a component of interest income. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of interest income.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, short term marketable securities, restricted cash, accounts receivable, accounts payable, and other accrued expenses, approximate their fair values due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of capital lease obligations approximates fair value.

Fixed Assets

Fixed assets are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of those assets as follows:

Computers, equipment, and software	3 to 5 years
Furniture and fixtures	5 to 7 years
Leasehold improvements	Shorter of the estimated useful life of 5 years or the lease term

When assets are retired, the cost and accumulated depreciation and amortization are removed from their respective accounts and any loss on such retirement is reflected in operating expenses. When assets are otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from their respective accounts and any gain or loss on such sale or disposal is reflected in other income.

During fiscal 2005, 2004 and 2003, the Company retired certain fixed assets, which had a total net book value of $223,000, $68,000 and $589,000, respectively. These amounts were expensed and are reflected in operating expenses in the accompanying Consolidated Statements of Operations.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value.

In addition to the recoverability assessment, the Company routinely reviews the remaining estimated lives of its long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the period when such determinations are made, as well as in subsequent periods.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

Software and Website Development Costs

The Company follows the guidance of Emerging Issues Task Force (“EITF”) Issue No. 00-2, Accounting for Web Site Development Costs (“EITF 00-2”), and EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”). EITF 00-2 sets forth the accounting for website development costs based on the website development activity. EITF 00-3 sets forth the accounting for software in a hosting arrangement. As such, the Company follows the guidance set forth in Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”), in accounting for the development of its on-demand application service. SOP 98-1 requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage and amortize them over the software’s estimated useful life of three years.

The Company capitalized $465,000, $453,000 and $364,000 during fiscal 2005, 2004, and 2003, respectively. Amortization expense totaled $396,000, $277,000 and $186,000 during fiscal 2005, 2004 and 2003, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income (loss). Specifically, cumulative foreign currency translation and unrealized gains and losses on marketable securities adjustments, net of tax, are included in accumulated other comprehensive income. Comprehensive income (loss) has been reflected in the consolidated statements of convertible preferred stock and stockholders’ equity.

Accumulated other comprehensive income (loss) totaled $(1,009,000), $4,000 and $214,000 during fiscal 2005, 2004 and 2003, respectively.

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

Pro forma information regarding the results of operations is determined as if the Company had accounted for its employee stock options using the fair-value method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Fiscal Year Ended January 31,
	2005	2004	2003
Volatility	75—100%	100%	100%
Weighted-average estimated life	4 years	4 years	4 years
Weighted-average risk-free interest rate	2.86—3.70%	2.92%	1.67%
Dividend yield	—	—	—

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

Had compensation cost for the Company’s stock-based compensation plans been determined using the fair-value method at the grant date for awards under those plans calculated using the Black-Scholes pricing model and recognized on a straight-line basis over the option vesting periods, the Company’s net income would have been decreased to the pro forma amounts indicated below (in thousands, except per share data):

	Fiscal Year Ended January 31,
	2005	2004	2003
Net income (loss), as reported	$7,346	$3,514	$(9,716)
Add: Total stock-based compensation expense included in the determination of net income (loss)	3,298	3,765	3,135
Deduct: Total stock-based compensation expense determined under the fair-value-based method for all awards. Such expense amounts are not net of tax benefits.	(13,901)	(7,884)	(4,805)

Net income (loss), pro forma	$(3,257)	$(605)	$(11,386)

Net income (loss), per share:
Basic
As reported	$0.10	$0.12	$(0.37)
Pro forma	(0.04)	(0.02)	(0.43)
Diluted:
As reported	$0.07	$0.04	$(0.37)
Pro forma	(0.04)	(0.02)	(0.43)

For the pro forma calculation, the per share weighted-average fair value of options granted are as follows:

	Fiscal Year Ended January 31,
	2005	2004	2003
Weighted-average fair value:
Options granted below fair value	$6.51	$2.69	$1.65
Options equal to fair value	7.59	3.65	—
Weighted-average exercise price:
Options granted at or below fair value	$11.61	$3.74	$1.10

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income by the weighted-average number of common shares outstanding for the fiscal period. Diluted net income (loss) per share is computed giving effect to all potential dilutive common stock, including options, warrants and convertible preferred stock prior to the completion of the Company’s initial public offering in June 2004.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

A reconciliation of the denominator used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Fiscal Year Ended January 31,
	2005	2004	2003
Numerator:
Net income (loss)	$7,346	$3,514	$(9,716)
Denominator:
Weighted-average shares outstanding for basic earnings per share, net of weighted-average shares of common stock subject to repurchase	75,503	29,605	26,375
Effect of dilutive securities:
Employee stock options and warrants	13,054	7,780	—
Convertible preferred stock which was converted into shares of common stock upon the closing of the Company’s initial public offering	22,317	58,024	—

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	110,874	95,409	26,375

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

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact as their exercise prices were greater than the average fair values of our common stock (in thousands):

	Fiscal Year Ended January 31,
	2005	2004	2003
Options	674	901	10,526
Warrants	—	—	1,299
Convertible preferred stock	—	—	58,024

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

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

The Company’s arrangements do not contain general rights of return.

Subscription and support revenues are recognized ratably over the contract terms beginning on the commencement date of each contract. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

Professional services and other revenues, when sold with subscription and support offerings, are accounted for separately when these services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value of each deliverable. When accounted for separately, consulting revenues are recognized as the services are rendered for time and material contracts, and when the milestones are achieved and accepted by the customer for fixed price contracts. The majority of the Company’s consulting contracts are on a time and material basis. Training revenues are recognized after the services are performed.

In determining whether the consulting services can be accounted for separately from subscription and support revenues, the Company considers the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists of the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, the Company recognizes the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations the Company defers only the direct and incremental costs of the consulting arrangement and amortizes those costs over the same time period as the consulting revenue is recognized. As of January 31, 2005 and 2004, the deferred cost on the accompanying consolidated balance sheet totaled $874,000 and $32,000, respectively.

On occasion, the Company has purchased from its suppliers goods or services for the Company’s use in its operations at or around the same time these same businesses entered into subscription and/or consulting agreements. The Company generally defines “at or around the same time” as within six months. Revenues recognized from customers who were also suppliers were not significant during fiscal 2005, 2004 and 2003. Both the procurement and revenue agreements are separately negotiated, settled ultimately in cash, and recorded at what the Company considers to be fair value. When any of these factors is not present, the Company does not recognize the revenue from the underlying sale agreements; rather, the revenue is netted with expenses.

Deferred Revenue

Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s subscription service described above and is recognized as revenue recognition criteria are

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

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

The Company has entered into service level agreements with a small number of its customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits or terminate their agreements in the event that the Company fails to meet those levels. During fiscal 2005, the Company recorded a provision of approximately $800,000 for potential credits, and paid out $500,000.

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

Advertising Expenses

Advertising is expensed as incurred. Advertising expense was $6,908,000, $5,048,000 and $3,997,000 for fiscal 2005, 2004 and 2003, respectively.

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, which requires all share-based

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as expenses in the statement of operations based on their fair values and vesting periods. The Company plans to adopt the provisions of SFAS 123R on August 1, 2005, which is the start of its third fiscal quarter next year. The Company is currently assessing the impact of this prospective change in accounting and believe that it will have a material and adverse impact on the Company’s reported results of operations.

Additionally, SFAS 123R requires the tax benefits from employee stock plans to be classified as a financing activity in the consolidated statement of cash flows. The Company currently classifies these tax benefits, which totaled $798,000 in fiscal 2005, as a source of cash provided by operating activities.

2. Joint Venture

On December 7, 2000, the Company entered into a joint venture agreement with SunBridge, Inc., a Japanese corporation, to establish Salesforce Japan. In accordance with the agreement, the Company contributed $1,339,000 for 300,000 shares of common stock, which resulted in a 75 percent interest in the joint venture. Provided that the Company owns at least 30 percent of the outstanding voting shares of the joint venture, the Company has the right to appoint three of the six board members of the joint venture, and together with SunBridge, may appoint a fourth director.

During fiscal 2002, the joint venture sold 48,400 shares of common stock. As a result of these transactions, the Company’s ownership declined from 75 percent to 66.9 percent.

On September 29, 2002 and October 28, 2002, the joint venture sold an additional 9,000 and 8,000 shares of common stock, respectively, at a per share price of $32.41 for total proceeds of $551,000. As a result, the Company’s ownership percentage declined from 66.9 percent to 64.5 percent. The Company’s change in interest in the joint venture resulted in a gain of $355,000, which has been recorded directly to additional paid-in capital. This gain was calculated based on the Company’s proportionate share of the proceeds from the sale.

On September 11, 2003, the joint venture sold an additional 4,750 shares of common stock at a per share price of $35.16 for total proceeds of $167,000. As a result, the Company’s ownership percentage declined from 64.5 percent to 63.8 percent. The Company’s change in interest in the joint venture resulted in a gain of $99,000, which has been recorded directly to additional paid-in capital. This gain was calculated based on the Company’s proportionate share of the proceeds from the sale.

In July 2004, the joint venture sold an additional 9,000 shares of common stock for total proceeds of $40,000. As a result, the Company’s ownership percentage declined from 63.8 percent to 62.6 percent. The Company’s change in interest in the joint venture resulted in a gain of $25,000, which has been recorded directly to additional paid-in capital. This gain was calculated based on the Company’s proportionate share of the proceeds from the sale.

The Japanese Stock Option Plan includes antidilution provisions such that the option holders are allowed additional options if the joint venture issues additional stock and the exercise price of their options is reduced if the additional stock is issued for an amount less than such exercise price. These provisions result in variable accounting for the plan, as the number of options awarded is not fixed and no measurement date currently exists.

The Board of Directors of the joint venture authorized options to purchase 40,000 shares to be issued under a new stock option plan.

In fiscal 2005, 2004 and 2003, the joint venture granted options to purchase 10,000, 3,000, and 2,600 shares, respectively, to its employees to purchase shares of common stock in the joint venture. The stock options were

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

issued with an exercise price of ¥4,000 per share (approximately $37 per share), ¥3,500 per share (approximately $31 per share) and ¥3,500 per share (approximately $30 per share) and vest over a two-year period. As a result of these stock option grants, the joint venture recorded $88,000, $13,000 and $162,000 of deferred stock-based compensation during fiscal 2005, 2004 and 2003, respectively. The joint venture amortized $23,000, $274,000 and $544,000 of deferred stock-based compensation expense during fiscal 2005, 2004 and 2003, respectively. The joint venture reversed $2,000, zero and $34,000 of deferred stock-based compensation related to terminated employees during fiscal 2005, 2004 and 2003, respectively. Additionally, as a result of an employee termination, during fiscal 2005 the joint venture reversed compensation expense of $475,000, which had been previously recognized.

Given the Company’s majority ownership interest in the joint venture, the accounts of the joint venture have been consolidated with the accounts of the Company, and a minority interest has been recorded for the third party’s interest in the net assets and operations of the joint venture to the extent of the minority partners’ individual investments. All intercompany transactions have been eliminated, with the exception of minority interest.

Under the terms of the joint venture agreement, the joint venture will terminate if the joint venture becomes a public company or is sold to a third party, or upon the mutual agreement of the parties. In addition, if the Company commits a breach of, or if the Company fails to perform, its material obligations under the joint venture agreement, which are not cured in a timely manner, SunBridge can require the Company to purchase all of its shares in the joint venture. The purchase price for SunBridge’s shares would be the then fair market value plus a specified premium. In the event that SunBridge commits a breach of, or if it fails to perform, its material obligations under the joint venture agreement, which it does not cure in a timely manner, or if SunBridge enters into bankruptcy proceedings, the Company can require SunBridge to sell to it all of their shares in the joint venture. The purchase price for SunBridge’s shares would be the then fair market value less a specified discount. Additionally, if the Company and SunBridge are unable to agree on certain operational matters, either party can require the other to purchase all of its shares of the joint venture at a price equal to the then fair value market value. Fair market value is to be determined by mutual agreement of the parties, or if the parties are unable to agree, by an independent appraiser.

3. Balance Sheet Accounts

Marketable Securities

At January 31, 2005, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$78,773	$13	$(418)	$78,368
Municipal bonds	26,085	—	(35)	26,050
US government and agency obligations	66,098	—	(309)	65,789

	$170,956	$13	$(762)	$170,207

January 31, 2005
Recorded as follows:
Short-term (due in one year or less)	$83,087
Long-term (due between one and three years)	87,120

$170,207

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

The unrealized losses are attributable to changes in interest rates. None of the investments have been in an unrealized loss position for 12 months or longer. Management has the ability to hold these investments to maturity and does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of January 31, 2005.

At January 31, 2004, the Company had $25,349,000 of short-term marketable securities, consisting of municipal bonds. The cost of these securities approximated fair value.

Fixed Assets

Fixed assets consisted of the following (in thousands):

	January 31, 2005	January 31, 2004
Computers, equipment and software	$12,703	$8,693
Furniture and fixtures	1,755	1,784
Leasehold improvements	2,708	1,610

	17,166	12,087
Less accumulated depreciation and amortization	(9,529)	(7,018)

	$7,637	$5,069

Depreciation and amortization expense totaled $2,751,000, $2,314,000 and $2,478,000 for fiscal 2005, 2004 and 2003, respectively.

Fixed assets at January 31, 2005 and 2004 included a total of $3,487,000 and $1,788,000, respectively, acquired under capital lease agreements. Accumulated amortization relating to equipment and software under capital leases totaled $2,142,000 and $1,717,000, respectively, at January 31, 2005 and 2004. Amortization of assets under capital leases is included in depreciation and amortization expense.

Other Assets

Other assets consisted of the following (in thousands):

	January 31, 2005	January 31, 2004
Capitalized internal-use software development costs, net of accumulated amortization of $957 and $561, respectively	$641	$572
Long-term deposits	1,138	922

	$1,779	$1,494

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	January 31, 2005	January 31, 2004
Accrued compensation	$16,836	$8,980
Accrued other liabilities	6,560	3,812
Current portion of lease abandonment liability	278	477
Liability for early exercise of unvested employee stock options	591	749
Accrued taxes payable	5,146	2,304
Accrued professional costs	2,241	695
Accrued rent	815	665

	$32,467	$17,682

4. Initial Public Offering

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

5. Income Taxes

The domestic and foreign components of income (loss) before provisions for income taxes and minority interest were as follows (in thousands):

	Fiscal Year Ended January 31,
	2005	2004	2003
Domestic	$12,509	$9,550	$(4,247)
Foreign	(3,356)	(5,311)	(5,761)

	$9,153	$4,239	$(10,008)

The provision for income taxes were as follows (in thousands):

	Fiscal Year Ended January 31,
	2005	2004	2003
Current:
Federal	$354	$186	$—
State	189	263	—
Foreign	674	92	—

	$1,217	$541	$—

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying consolidated statements of operations is as follows (in thousands):

	Fiscal Year Ended January 31,
	2005	2004	2003
U.S. federal taxes (benefit) at statutory rate	$3,207	$1,484	$(3,503)
State	189	263	—
Deferred compensation	347	802	697
Foreign losses providing no benefit	1,466	1,859	2,016
Unutilized (utilized) net operating losses	(4,453)	(4,068)	563
Foreign tax expense	290	92	—
Other	171	109	227

	$1,217	$541	$—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets were as follows (in thousands):

	January 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$22,968	$14,729
Lease abandonment	1,074	1,040
Deferred compensation	2,425	1,973
Tax credits	1,678	1,017
Other	51	920

Total deferred tax assets	28,196	19,679
Less valuation allowance	(28,196)	(19,679)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance, which increased by approximately $8,500,000 in fiscal 2005. The increase in the valuation allowance is primarily due to uncertainties of realizing domestic losses, net operating losses incurred by the Japanese joint venture, and certain tax credit carryforwards. The balance in the valuation allowance of January 31, 2005 includes approximately $8,100,000 for stock plan deductions which will be credited to additional capital and the provision for income taxes if realized.

At January 31, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $43,300,000, which expire in 2020 through 2023, federal research and development tax credits of approximately $800,000, which expire in 2020 through 2023, and minimum tax credits, which have no expiration date. The Company also has state net operating loss carryforwards of approximately $48,500,000 which expire beginning in 2007 and state research and development tax credits of approximately $800,000 which have no expiration date. In addition, the Company has net operating loss carryforwards of approximately $3,400,000 from the Japanese joint venture which expire in 2006 though 2009.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

Utilization of the Company’s net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

6. Preferred Stock

After the consummation of the initial public offering in June 2004 and the filing of the Company’s amended and restated certificate of incorporation, the Company’s board of directors has the authority, without further action by stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. The ability to issue preferred stock could delay or impede a change in control. At January 31, 2005, no shares of preferred stock were outstanding and the Company has no plans to issue any shares of preferred stock.

7. Stockholders’ Equity

Stock Options Issued to Employees

In April 1999, the Company’s Board of Directors adopted and stockholders approved the 1999 Stock Option Plan (the “1999 Plan”) which provides for the issuance of incentive and nonstatutory options to employees and nonemployees of the Company. Through June 22, 2004, the Company had reserved 38,000,000 shares of common stock for issuance under the 1999 Plan. As of January 31, 2005, there were 1,139,445 shares of common stock available for grant under the 1999 Plan.

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

These plans, other than the 2004 Outside Directors Plan, provide for annual automatic increases on February 1 to the shares reserved for issuance based on the lesser of (i) a specific percentage of the total number of shares outstanding at year end; (ii) a fixed number of shares; or (iii) a lesser number of shares set by the Company’s Board of Directors, all as specified in the respective plans. On February 1, 2005, the automatic increase to the shares reserved for the 2004 Equity Incentive Plan was 5,000,000 shares. The 2004 Employee Stock Purchase Plan will not be implemented unless and until the Company’s Board of Directors authorizes the commencement of one or more offerings under the plan. No offering periods have been authorized to date.

Options issued under the Company’s stock option plans are generally for periods not to exceed 10 years, vest over 4 years and are generally issued at fair value of the shares of common stock on the date of grant as determined by the Board of Directors. Following the initial public offering, the fair value of the Company’s

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

common stock is determined by the trading price of such stock on the New York Stock Exchange. The 1999 Plan provides for grants of immediately exercisable options; however, the Company has the right to repurchase any unvested common stock upon the termination of employment at the original exercise price. The Company’s right to repurchase unvested shares lapses at the rate of the vesting schedules. Grants made pursuant to the 2004 Equity Incentive Plan generally do not provide for the immediate exercise of options.

Stock option activity is as follows:

	Options Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted- Average Exercise Price
Balance as of January 31, 2002	3,706,018	4,074,560	$0.81
Increase in options authorized	5,000,000	—	—
Granted	(8,878,000)	8,878,000	1.10
Exercised	—	(1,680,122)	0.94
Cancelled	746,559	(746,559)	1.18
Repurchased	734,482	—	—

Balance as of January 31, 2003	1,309,059	10,525,879	1.01
Increase in options authorized	8,000,000	—	—
Granted	(7,637,500)	7,637,500	3.74
Exercised	—	(1,041,131)	1.40
Cancelled	1,193,853	(1,193,853)	1.28
Repurchased	23,967	—	—

Balance as of January 31, 2004	2,889,379	15,928,395	2.29
Increase in options authorized:
2004 Equity Incentive Plan	4,000,000	—	—
2004 Outside Directors Stock Plan	1,000,000	—	—
Granted under all option plans	(6,492,767)	6,492,767	11.61
Granted to board members for board services	(40,000)	—	—
Exercised	—	(3,843,880)	1.24
Cancelled	1,211,693	(1,211,693)	5.80
Repurchased	191,000	—	—

Balance as of January 31, 2005	2,759,305	17,365,589	$5.74

At January 31, 2005, options to purchase 4,716,234 shares were vested at a weighted average exercise price of $1.88 per share.

As of January 31, 2005, 457,095 shares issued pursuant to exercises of options issued under the 1999 Plan remained subject to repurchase.

During fiscal 2005, 2004 and 2003, the Company recorded $1,773,000, $3,627,000 and $8,913,000, respectively, of deferred stock-based compensation expense related to stock option grants under the 1999 Plan for the excess of the deemed fair market value over the exercise price at the date of grant related to stock options granted to employees. The Company reversed deferred stock-based compensation related to cancellation of options for terminated employees in the amount of $798,000, $1,212,000 and $1,248,000 during fiscal 2005, 2004 and 2003, respectively. The Company amortized $3,275,000, $3,491,000 and $2,591,000 of the deferred

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

stock-based compensation during fiscal 2005, 2004 and 2003, respectively. The compensation expense is being recognized on a straight-line basis over the option-vesting period of four years.

During fiscal 2004 and 2003, the Company accelerated the vesting of certain stock options relating to terminated employees. As a result, the Company recorded compensation expense totaling $146,000 and $178,000, respectively. The Company did not accelerate the vesting of any stock options during fiscal 2005.

The following table summarizes information about stock options outstanding as of January 31, 2005:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
$0.03 to $0.95	919,043	5.66	$0.04
$1.10	3,927,492	7.56	1.10
$1.25 to $2.00	234,672	5.84	1.85
$2.50	4,210,857	8.40	2.50
$4.00 to $6.00	1,141,275	8.74	4.86
$8.00	3,592,110	9.14	8.00
$12.77 to $18.45	3,340,140	9.79	14.93

	17,365,589		$5.74

Notes Receivable from Stockholders

During fiscal 2001, certain employees exercised their stock options with notes. None of these employees is an executive officer or director. The notes are full recourse and collateralized by the stock of the individuals. The notes bear an interest rate of 6 percent. The notes receivable have been classified as a reduction of stockholders’ equity and are due at various dates through September 2005. During fiscal 2003, the Company terminated one of these employees and repurchased the unvested shares through cancellation of $109,000 of the related note receivable. During the fourth quarter of fiscal 2005, the Company collected $1,043,000 from two individuals in full satisfaction of the outstanding principal and interest balances. The remaining principal and interest of $727,000 at January 31, 2005 was collected in full from the remaining individuals in February 2005.

Stock Awards to Non-Employees

During fiscal 2004, the Company granted stock awards of 100,000 shares to non-employees with 4 year vesting terms. Compensation expense is re-measured as the shares vest and was recorded over the vesting periods. Together with past stock awards to non-employees, such expenses amounted to $167,000, $162,000 and $310,000 for fiscal 2005, 2004 and 2003, respectively. Such expense was estimated using the Black-Scholes pricing model with the following weighted-average assumptions:

Risk-free interest rate	6.00%
Contractual lives	18—48 months
Expected dividend yield	0%
Expected volatility	75—100%

Warrants for Common Stock

In August 2002, the Board of Directors authorized the issuance of four warrants, each to purchase 125,000 shares of common stock at $1.10 per share to the salesforce.com/foundation (the “Foundation”), which is a

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

nonprofit related party. The Company’s chairman is the chairman of the Foundation. He, one of the Company’s executive officers and one of the Company’s board members hold three of the Foundation’s eight board seats. The warrants are exercisable for one-year terms beginning on the earlier of the initial public offering of the Company or August 1 2003, August 1, 2004, August 1, 2005, and August 1, 2006, respectively. The warrants were issued as a charitable contribution to the Foundation. The warrants were fully vested on the date of grant without any performance obligations by the Foundation.

The fair value of the warrants totaled $656,000 and was recorded as general and administrative expense in fiscal 2003. As of January 31, 2005, the warrants to purchase an aggregate of 375,000 shares of common stock remain outstanding.

In fiscal year 2003, the Company issued two warrants to purchase 50,000 and 35,000 shares, respectively, of common stock at an exercise price of $1.10 to an executive recruiting firm. The warrants were fully vested on the date of grant and were exercised in January 2005. The warrants were valued using the Black-Scholes pricing model with the following assumptions: fair value of the underlying stock of $1.96 and $2.50 per share, respectively; risk-free interest rate of 5 percent; contractual life of five years; no dividends during the term; and volatility of 100 percent. The fair value of the warrants totaled $153,000 and was recorded as general and administrative expense.

Common Stock

The following shares of common stock are available for future issuance at January 31, 2005:

Options outstanding	17,365,589
Warrants outstanding	1,040,639
Stock available for future grant:
1999 Stock Option Plan	1,139,445
2004 Equity Incentive Plan	632,360
2004 Employee Stock Purchase Plan	1,000,000
2004 Outside Directors Stock Plan	987,500

22,165,533

In January 2004, the Board of Directors authorized the issuance of 10,000 shares of common stock to a board member and 22,500 shares to a former board member for past board services. The expense associated with these share issuances was $260,000 and was recognized immediately.

During fiscal 2005, the Board of Directors authorized the issuance of 40,000 shares of common stock to two board members for board services. Of the 40,000 shares, 12,500 shares were distributed pursuant to the terms described in the 2004 Outside Directors Plan. The expense associated with these share issuances was $646,000 and was expensed immediately at the time of the issuances.

8. Commitments and Contingencies

Letters of Credit

In fiscal year 2001, the Company established a $3,500,000 letter of credit in favor of its principal landlord. This letter of credit is collateralized by a certificate of deposit maintained at the granting financial institution, both of which were reduced to $2,800,000 in June 2004. As of January 31, 2005, the letter of credit was outstanding; however, no amounts had been drawn against it. The letter of credit renews annually through December 31, 2010.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

In addition, the Company had two additional letters of credit outstanding related to office leases as of January 31, 2005, which were collateralized by certificates of deposit in the aggregate of $391,000 and are maintained at the granting financial institution.

Leases

As of January 31, 2005, the Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates through 2011.

In June 2004, the Company entered into a capital lease arrangement to obtain software licenses for use in its internal business operations. This agreement is for 3 years, with an interest rate of 3.5 percent per year.

Future minimum lease payments under noncancelable operating and capital leases areas are as follows:

	Capital Leases	Operating Leases
Fiscal Year Ended January 31:
2006	$585,000	$12,009,000
2007	585,000	9,011,000
2008	147,000	7,021,000
2009	—	6,083,000
2010	—	4,648,000
Thereafter	—	6,361,000

Total minimum lease payments	1,317,000	$45,133,000

Less: amount representing interest	(33,000)

Present value of capital lease obligations	$1,284,000

The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid.

Rent expense for fiscal 2005, 2004 and 2003 was $6,490,000, $4,686,000 and $3,708,000, respectively.

In December 2001, the Company abandoned 19,500 square feet of excess office space in San Francisco and recorded a lease abandonment charge of $7,657,000. This amount consisted of the future rent obligations under the operating leases of $11,368,000, offset by projected subtenant income of $3,711,000. The operating leases with the landlords expire on different dates through April 2011.

Of the total space abandoned, the Company subleased 7,500 square feet through the remaining term of its operating lease at the original sublease assumptions. Additionally, in August 2003, the Company executed a Third Amendment to Office Lease with its landlord. This agreement modified the original lease such that the total leased space under the amended agreement excluded 7,200 square feet of the space that was abandoned. As a result of this amendment, the Company recorded a reduction in its lease liability of $4,342,000 during the third quarter of fiscal 2004.

At January 31, 2004, approximately 5,000 square feet of the 19,500 square feet of office space abandoned in December 2001 remained available for sublease. The operating lease for this remaining space expires in April 2011. Due to the difficulty in securing subtenants to occupy the remaining 5,000 square feet of available office

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

space, the Company lowered its subtenant income assumptions and recorded an additional $897,000 lease abandonment charge in its fourth quarter of fiscal 2004 operating results.

During fiscal 2005, the Company subleased 700 square feet of available space. At January 31, 2005, the remaining liability associated with approximately 4,000 remaining square feet of office space abandoned in December 2001 was $1,531,000 and consisted of the future rental obligation offset by an estimate of projected subtenant income of $919,000. The actual vacancy periods may differ from these estimates, and sublease income, if any, may not materialize. Accordingly, these estimates may be adjusted in future periods.

The following table sets forth the lease abandonment activity:

Liability balance at January 31, 2002	$7,512,000
Charges utilized, net of subtenant income of $219,000	(1,177,000)

Liability balance at January 31, 2003	6,335,000
Additions	897,000
Charges utilized, net of subtenant income of $219,000	(919,000)
Reversals	(4,342,000)

Liability balance at January 31, 2004	$1,971,000
Charges utilized, net of subtenant income of $124,000	(440,000)

Liability balance at January 31, 2005	$1,531,000

Legal Proceedings

On July 26, 2004, a purported class action complaint was filed in the United States District Court for the Northern District of California, entitled Morrison v. salesforce.com, et al., against the Company, its Chief Executive Officer and its Chief Financial Officer. The complaint alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), purportedly on behalf of all persons who purchased salesforce.com common stock between June 21, 2004 and July 21, 2004, inclusive. The claims are based on allegations that the Company failed to disclose an allegedly declining trend in its revenues and earnings. Subsequently, four other substantially similar class action complaints were filed in the same district based on the same facts and allegations, asserting claims under Section 10(b) and Section 20(a) of the 1934 Act and Section 11 and Section 15 of the Securities Act of 1933, as amended. The actions have been consolidated under the caption In re salesforce.com, inc. Securities Litigation, Case No. C-04-3009 JSW (N.D. Cal.). On December 22, 2004, the Court appointed Chuo Zhu as lead plaintiff. On February 22, 2005, lead plaintiff filed a Consolidated and Amended Class Action Complaint (the “CAC”). The CAC alleges violations of Section 10(b) and Section 20(a) of the 1934 Act, purportedly on behalf of all persons who purchased salesforce.com common stock between June 23, 2004 and July 21, 2004, inclusive. As in the original complaints, the claims in the CAC are based on allegations that the Company failed to disclose an allegedly declining trend in its revenues and earnings. The deadline for defendants to respond to the CAC is April 25, 2005. The lawsuit is still in the preliminary stages, and it is not possible for the Company to quantify the extent of potential liability, if any. The Company does not believe that the lawsuit has any merit and intends to defend the action vigorously.

On August 6, 2004, a shareholder derivative action was filed in the Superior Court of the State of California, San Francisco County, entitled Borrelli v. Benioff, et al., against the Company’s Chief Executive Officer, its Chief Financial Officer and members of its Board of Directors alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment under state common law. Subsequently, a substantially similar complaint was filed in the same court based on the same facts and

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

allegations, entitled Johnson v. Benioff, et al. The two actions have been consolidated under the caption Borrelli v. Benioff, Case No. CGC-04-433615 (Cal. Super. Ct., S.F. Cty.). On October 5, 2004, plaintiffs filed a consolidated complaint, which is based upon the same facts and circumstances as alleged in the shareholder class action discussed above, and asserts that the defendants breached their fiduciary duties by making or failing to prevent salesforce.com, inc. and its management from making statements or omissions that potentially subject the Company to liability and injury to its reputation. The action seeks damages on behalf of salesforce.com in an unspecified amount, among other forms of legal and equitable relief. Salesforce.com is named solely as a nominal defendant against which no recovery is sought. The plaintiff shareholders made no demand upon the Board of Directors prior to filing these actions. The deadline for defendants to respond to the consolidated complaint is June 16, 2005. The derivative action is still in the preliminary stages, and it is not possible for the Company to quantify the extent of potential liability to the individual defendants, if any. Management does not believe that the lawsuits have any merit and intends to defend the actions vigorously.

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

9. Employee Benefit Plan

The Company has a 401(k) plan covering all eligible employees. The Company is not required to contribute to the plan and has made no contributions through January 31, 2005.

10. Related-Party Transactions

In January 1999, the salesforce.com/foundation, commonly referred to as the Foundation, a non-profit public charity, was chartered to build philanthropic programs that are particularly focused on youth and technology. The Company’s chairman is the chairman of the Foundation. He, one of the Company’s executive officers and one of the Company’s board members hold three of the Foundation’s eight board seats. The Company is not the primary beneficiary of the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s statement of activities with its financial results.

Since the Foundation’s inception, the Company has provided at no charge certain resources to Foundation employees such as office space. The value of these items totals approximately $30,000 per quarter.

In addition to the resource sharing with the Foundation, the Company issued the Foundation warrants in August 2002 to purchase 500,000 shares of common stock and has donated subscriptions to the Company’s service to qualified non-profit organizations. The fair value of these donated subscriptions is currently approximately $300,000 per month. The Company plans to continue providing free subscriptions to qualified nonprofit organizations.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

11. Selected Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information and customer and subscriber metrics for fiscal 2005 and 2004 is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
	(in thousands, except per share data and customer and subscriber metrics)
Fiscal 2005
Revenues	$34,839	$40,581	$46,361	$54,594	$176,375
Gross profit	28,476	32,399	37,456	44,590	142,921
Lease abandonment (recovery)	—	—	—	—	—
Income from operations	361	1,165	1,773	3,221	6,520
Net income	437	1,170	2,153	3,586	7,346
Basic net income per share	0.01	0.02	0.02	0.03	0.10
Diluted net income per share	—	0.01	0.02	0.03	0.07

As of each quarter-end date:
Approximate number of customers	9,800	11,100	12,500	13,900
Approximate number of paying subscribers	147,000	168,000	195,000	227,000

Fiscal 2004
Revenues	$18,913	$21,623	$25,434	$30,053	$96,023
Gross profit	15,558	17,795	20,766	24,631	78,750
Lease abandonment (recovery) (1)	—	—	(4,342)	897	(3,445)
Income (loss) from operations (1)	17	134	4,311	(744)	3,718
Net income (loss)	368	122	3,789	(765)	3,514
Basic net income (loss) per share	0.01	—	0.13	(0.02)	0.12
Diluted net income (loss) per share	—	—	0.04	(0.02)	0.04

As of each quarter-end date:
Approximate number of customers	6,300	7,000	7,700	8,700
Approximate number of paying subscribers	85,000	96,000	107,000	127,000

(1)	Income (loss) from operations for fiscal 2004 included non-cash income of $3.4 million related to the net reduction in accruals associated with office space that we abandoned in fiscal 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute assurance that the design will succeed in achieving its stated goals.

Since we are not yet an accelerated filer, we are not currently required to comply with Section 404 (Management Assessment of Internal Controls) of the Sarbanes-Oxley Act of 2002. We are in the process of implementing what we believe will be sufficient internal control structures and procedures for our financial reporting such that our management can provide the required certifications as to these structures and procedures in our Annual Report on Form 10-K for our fiscal year ending January 31, 2006.

(b) Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning our directors, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and our code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer required by this Item are incorporated herein by reference to information contained in the sections of the Proxy Statement entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

The information concerning our executive officers required by this Item is incorporated by reference herein to the section of this Report in Part I, entitled “Executive Officers of the Registrant.”

We have adopted a Code of Conduct that applies to all employees, including our principal executive officer, Marc Benioff, principal financial and accounting officer, Steve Cakebread, and all other executive officers. The Code of Conduct is available on our Web site at http://www/salesforce.com/company/corporate-governance.jsp. A copy may also be obtained without charge by contacting Investor Relations, salesforce.com, inc., The Landmark @ One Market, Suite 300, San Francisco, California 94105 or by calling (415) 536-6250.

We plan to post on our Web site at the address described above any future amendments or waivers of our Code of Conduct.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to information contained in the sections of the Proxy Statement entitled “Executive Compensation and Other Matters” and “Election of Directors.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to information contained in the sections of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to information contained in the section of the Proxy Statement entitled “Employment Contracts and Certain Transactions.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to information contained in the section of the Proxy Statement entitled “Ratification of Appointment of Independent Auditors.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Report:

1. Financial Statements: The information concerning our financial statements and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Report in Item 8, entitled “Financial Statements and Supplementary Data.”

2. Financial Statement Schedules: Schedule II Valuation and Qualifying Accounts is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

The Financial Statement Schedules not listed have been omitted because they are not applicable or are not required or the information required to be set forth herein is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits: See Item 15(b) below.

(b) Exhibits. The exhibits listed below in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(c) Financial Statement Schedules.

salesforce.com, inc.

Schedule II Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions	Deductions Write-offs	Balance at End of Year
Fiscal year ended January 31, 2005
Allowance for doubtful accounts	$349,000	$1,249,000	$848,000	$750,000
Fiscal year ended January 31, 2004
Allowance for doubtful accounts	$180,000	$735,000	$566,000	$349,000
Fiscal year ended January 31, 2003
Allowance for doubtful accounts	$83,000	$538,000	$441,000	$180,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 2005

salesforce.com, inc.

/s/ MARC BENIOFF
Marc Benioff Chairman of the Board of Directors And Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Marc Benioff, Steve Cakebread and David Schellhase, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARC BENIOFF Marc Benioff	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 25, 2005

/s/ STEVE CAKEBREAD Steve Cakebread	Chief Financial Officer (Principal Financial & Accounting Officer)	March 25, 2005

/s/ ALAN HASSENFELD Alan Hassenfeld	Director	March 25, 2005

/s/ CRAIG RAMSEY Craig Ramsey	Director	March 25, 2005

/s/ SANFORD R. ROBERTSON Sanford R. Robertson	Director	March 25, 2005

/s/ STRATTON SCLAVOS Stratton Sclavos	Director	March 25, 2005

/s/ LARRY TOMLINSON Larry Tomlinson	Director	March 25, 2005

Index to Exhibits

Exhibit 3.1 (1)	Restated Certificate of Incorporation of salesforce.com, inc.

Exhibit 3.2 (1)	Amended and Restated Bylaws of salesforce.com, inc.

Exhibit 4.1 (1)	Specimen Common Stock Certificate

Exhibit 10.1* (1)	Form of Indemnification Agreement between salesforce.com, inc and its officers and directors

Exhibit 10.2*	1999 Stock Option Plan, as amended

Exhibit 10.3* (1)	2004 Equity Incentive Plan

Exhibit 10.4* (1)	2004 Employee Stock Purchase Plan

Exhibit 10.5* (1)	2004 Outside Directors Stock Plan

Exhibit 10.6 (2)	Office Lease dated as of June 23, 2000 between salesforce.com, inc. and TMG/One Market, L.P., and amendments thereto

Exhibit 10.7 (2)	Sublease Agreement dated as of August 5, 2003 between salesforce.com, inc. and Vignette Corporation

Exhibit 10.8** (3)	Web Hosting and Internet Access Service Agreement dated January 8, 2003 between salesforce.com, inc. and Qwest Communications Corporation, and amendments thereto

Exhibit 10.9 (2)	Warrant to purchase shares of Series C Preferred Stock

Exhibit 10.10 (2)	Warrant to purchase shares of Series D Preferred Stock

Exhibit 10.11 (2)	Resource Sharing Agreement dated as of March 3, 2003 between salesforce.com, inc. and salesforce.com/foundation

Exhibit 10.12 (2)	Joint Venture Agreement dated as of December 7, 2000 among salesforce.com, inc., SunBridge, Inc. and Kabushiki Kaisha salesforce.com

Exhibit 10.13 (2)	License Agreement dated as of January 19, 2001 by and between salesforce.com, inc. and Kabushiki Kaisha salesforce.com

Exhibit 10.14 (2)	Consulting Services Agreement dated as of January 19, 2001 by and between salesforce.com, inc. and Kabushiki Kaisha salesforce.com

Exhibit 10.15*	Form of Offer Letter and schedule of omitted details thereto

Exhibit 10.16 (4)	Office Lease dated as of November 9, 2004 between salesforce.com, inc. and CA-One Market Limited Partnership, and amendments thereto

Exhibit 21.1	List of Subsidiaries

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm

Exhibit 24.1	Power of Attorney (See page 79)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a management contract or compensatory plan or arrangement.
**	Confidential treatment has been granted for a portion of this exhibit.

(1)	Incorporated by reference from the Company’s registration statement on Form S-1 (No. 333-111289), Amendment No. 3, as filed with the Securities and Exchange Commission on April 20, 2004.
(2)	Incorporated by reference from the Company’s initial registration statement filing on Form S-1 (No. 333-111289) as filed with the Securities and Exchange Commission on December 18, 2003.
(3)	Incorporated by reference from the Company’s registration statement on Form S-1 (No. 333-111289), Amendment No. 4, as filed with the Securities and Exchange Commission on April 30, 2004.
(4)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended October 31, 2004 as filed with the Securities and Exchange Commission on November 22, 2004.