Form 10-Q
period 2005-04-30
SALESFORCE COM INC
filed 2005-05-20
CIK 1108524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of April 30, 2005, there were approximately 106.0 million shares of the Registrant’s Common Stock outstanding.

salesforce.com, inc.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

salesforce.com, inc.

Condensed Consolidated Balance Sheets

(in thousands)

	April 30, 2005	January 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,604	$35,731
Short-term marketable securities	84,941	83,087
Accounts receivable, net	42,383	48,874
Deferred commissions	7,802	7,556
Prepaid expenses and other current assets	4,874	3,467

Total current assets	180,604	178,715

Marketable securities, noncurrent	91,459	87,120
Restricted cash	3,285	3,191
Fixed assets, net	15,289	7,637
Deferred commissions, noncurrent	1,811	2,057
Other assets	2,186	1,779

Total assets	$294,634	$280,499

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,635	$2,525
Accrued expenses and other current liabilities	27,889	32,467
Income taxes payable	1,482	216
Deferred revenue	104,645	95,900
Current portion of capital lease obligation	566	563

Total current liabilities	138,217	131,671

Capital lease obligations, net of current portion	578	721
Long-term lease abandonment liability and other	1,237	1,596
Minority interest	1,604	1,380

Total liabilities	141,636	135,368

Commitments and contingencies

Stockholders’ equity:
Common stock	106	105
Additional paid-in capital	219,422	217,248
Deferred stock-based compensation	(4,995)	(5,908)
Notes receivables from stockholders	—	(727)
Accumulated other comprehensive loss	(1,327)	(999)
Accumulated deficit	(60,208)	(64,588)

Total stockholders’ equity	152,998	145,131

Total liabilities and stockholders’ equity	$294,634	$280,499

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended April 30,
	2005	2004
Revenues:
Subscription and support	$58,190	$31,116
Professional services and other	5,987	3,723

Total revenues	64,177	34,839

Cost of revenues (1):
Subscription and support	5,336	2,282
Professional services and other	6,629	4,081

Total cost of revenues	11,965	6,363

Gross profit	52,212	28,476
Operating expenses (1):
Research and development	4,302	2,127
Marketing and sales	34,502	20,415
General and administrative	9,423	5,573
Lease recovery	(285)	—

Total operating expenses	47,942	28,115
Income from operations	4,270	361
Interest income	1,454	144
Interest expense	(13)	(1)
Other income	44	20

Income before provision for income taxes and minority interest	5,755	524
Provision for income taxes	1,151	70

Income before minority interest	4,604	454
Minority interest in consolidated joint venture	(224)	(17)

Net income	$4,380	$437

Basic net income per share	$0.04	$0.01
Diluted net income per share	0.04	0.00
Weighted-average number of shares used in per share amounts:
Basic	105,221	31,688
Diluted	116,367	100,398

(1)	Amounts include stock-based expenses, as follows:

	Three months ended April 30,
	2005	2004
Cost of revenues	$150	$170
Research and development	88	89
Marketing and sales	362	414
General and administrative	256	204

	$856	$877

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended April 30,
	2005	2004
Operating activities
Net income	$4,380	$437
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in consolidated joint venture	224	17
Depreciation and amortization	1,121	748
Amortization of deferred commissions	3,402	3,593
Lease recovery	(285)	—
Expense related to stock-based awards	856	877
Changes in assets and liabilities	8,212	987

Net cash provided by operating activities	17,910	6,659

Investing activities
Restricted cash	(94)	(6)
Changes in marketable securities	(6,515)	(12,824)
Capital expenditures	(9,157)	(278)

Net cash used in investing activities	(15,766)	(13,108)

Financing activities
Proceeds from the exercise of stock options	2,152	1,642
Principal payments on capital lease obligations	(140)	(58)
Repurchase of unvested shares	(4)	(36)
Collection of notes receivable from stockholders	727	—

Net cash provided by financing activities	2,735	1,548

Effect of exchange rate changes on cash and cash equivalents	(6)	(2)

Net increase (decrease) in cash and cash equivalents	4,873	(4,903)
Cash and cash equivalents at beginning of period	35,731	10,463

Cash and cash equivalents at end of period	$40,604	$5,560

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$13	$1
Income taxes	$20	$44
Noncash financing and investing activities
Net exercise of warrants	$46	$—

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

Fiscal Year

The Company’s fiscal year ends on January 31. References to fiscal 2006, for example, refer to the fiscal year ending January 31, 2006.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of April 30, 2005 and the condensed consolidated statements of operations and cash flows for the three months ended April 30, 2005 and 2004 are unaudited. The condensed consolidated balance sheet data as of January 31, 2005 was derived from the audited consolidated financial statements which are included in the Company’s Form 10-K for the fiscal year ended January 31, 2005, which was filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2005. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s fiscal 2005 Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of April 30, 2005, its results of operations and its cash flows for the three months ended April 30, 2005 and 2004. The results for the three months ended April 30, 2005 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2006.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in the Company’s consolidated financial statements and notes thereto.

Significant estimates and assumptions made by management include the determination of the provision for income taxes and the fair value of stock awards issued. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Additionally, the Company holds a majority interest in Kabushiki Kaisha salesforce.com (“Salesforce Japan”), a Japanese joint venture. As of April 30, 2005, the Company owned a 63 percent interest in the joint venture. Given the Company’s majority ownership interest in the joint venture, the accounts of the joint venture have been consolidated with the accounts of the Company, and a minority interest has been recorded for the minority investors’ interests in the net assets and operations of the joint venture to the extent of the minority investors’ individual investments. Additionally, the Company records gains and losses resulting from the change of interest in Salesforce Japan directly to stockholders’ equity as additional paid-in capital.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Segments

The Company operates in one segment.

Foreign Currency Translation

The functional currency of the Company’s major foreign subsidiaries is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in net income for the period and have not been material during the three months ended April 30, 2005 and 2004. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date as quoted on the Pacific Stock Exchange. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

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

The Company’s accounts receivable and net revenues are derived from a large number of direct customers. No customer accounted for more than 5 percent of accounts receivable at April 30, 2005 and January 31, 2005. No single customer accounted for 5 percent or more of total revenue during the three months ended April 30, 2005 and 2004.

As of April 30, 2005 and January 31, 2005, assets located outside the Americas were 7 percent and 8 percent of total assets, respectively. Revenues by geographical region are as follows (in thousands):

	Three months ended April 30,
	2005	2004
Revenues by geography:
Americas	$50,912	$28,336
Europe	9,383	4,632
Asia Pacific	3,882	1,871

	$64,177	$34,839

The income (loss) from operations outside the Americas totaled $1,837,000 and $(119,000) during the three months ended April 30, 2005 and 2004, respectively.

The Company serves all of its customers and users from a single, third-party Web hosting facility located in California. The Company does not control the operation of this facility, and it is vulnerable to damage or interruption. The Company has an agreement with SunGard Data Systems, a provider of availability services, to provide access to a geographically remote disaster recovery facility that would provide the Company with access to hardware, software and Internet connectivity in the event the Web hosting facility in California becomes unavailable. Even with this disaster recovery arrangement, the Company’s service would be interrupted during the transition.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, which primarily consist of cash on deposit with banks and money market funds, are stated at cost, which approximates fair value.

Restricted Cash

The Company’s restricted cash balance of $3,285,000 at April 30, 2005 consisted of certificates of deposit that serve as collateral for letters of credit that were issued to the Company’s principal landlords as a security deposit for office space in San Francisco, California. The letters of credit renew annually through December 31, 2010.

Marketable Securities

Management determines the appropriate classification of investments in marketable securities at the time of purchase in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities and reevaluates such determination at each balance sheet date. Securities, which are classified as available for sale at April 30, 2005, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Fair value is determined based on quoted market rates. Realized gains and losses and declines in value judged to be other-than-temporary on securities available for sale are included as a component of interest income. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of interest income.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income, which includes certain changes in equity that are excluded from net income. Specifically, cumulative foreign currency translation and unrealized gains and losses on marketable securities adjustments, net of tax, are included in accumulated other comprehensive income. Comprehensive income has been reflected in the consolidated statements of stockholders’ equity.

Comprehensive income consisted of the following:

	Three months ended April 30,
	2005	2004
Net income	$4,380	$437
Translation adjustment	(6)	(2)
Unrealized loss on marketable securities	(322)	—

Total comprehensive income	$4,052	$435

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

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Pro forma information regarding the results of operations is determined as if the Company had accounted for its employee stock options using the fair-value method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three months ended April 30,
	2005	2004
Volatility	75%	100%
Weighted-average estimated life	4 years	4 years
Weighted-average risk-free interest rate	3.95%	2.86%
Dividend yield	—	—

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

	Three months ended April 30,
	2005	2004
Net income, as reported	$4,380	$437
Add: Total stock-based compensation expense included in the determination of net income	760	822
Deduct: Total stock-based compensation expense determined under the fair-value-based method for all awards. Such expense amounts are not net of tax benefits.	(4,758)	(2,847)

Net income (loss), pro forma	$382	$(1,588)

Net income (loss), per share:
Basic
As reported	$0.04	$0.01
Pro forma	0.00	(0.05)
Diluted:
As reported	$0.04	$0.00
Pro forma	0.00	(0.05)

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

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

A reconciliation of the denominator used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Three months ended April 30,
	2005	2004
Numerator:
Net income	$4,380	$437

Denominator:
Weighted-average shares outstanding for basic earnings per share, net of weighted-average shares of common stock subject to repurchase	105,221	31,688
Effect of dilutive securities:
Employee stock options and warrants	11,146	10,686
Convertible preferred stock	—	58,024

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	116,367	100,398

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

	Three months ended April 30,
	2005	2004
Options	1,412	—

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

Revenue Recognition

The Company derives its revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing its on-demand application service, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) related professional services and other revenue. Other revenues consist primarily of training fees. Because the Company provides its application as a service, the Company follows the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition. On August 1, 2003, the Company adopted Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company recognizes revenue when all of the following conditions are met:

•	There is persuasive evidence of an arrangement;

•	The service has been provided to the customer;

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

•	The collection of the fees is reasonably assured; and

•	The amount of fees to be paid by the customer is fixed or determinable.

The Company’s arrangements do not contain general rights of return.

Subscription and support revenues are recognized ratably over the contract terms beginning on the commencement date of each contract. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

Professional services and other revenues, when sold with subscription and support offerings, are accounted for separately when these services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value of each deliverable. When accounted for separately, revenues are recognized as the services are rendered for time and material contracts, and when the milestones are achieved and accepted by the customer for fixed price contracts. The majority of the Company’s consulting contracts are on a time and material basis. Training revenues are recognized after the services are performed.

In determining whether the consulting services can be accounted for separately from subscription and support revenues, the Company considers the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, the Company recognizes the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations the Company defers only the direct and incremental costs of the consulting arrangement and amortizes those costs over the same time period as the consulting revenue is recognized. As of April 30, 2005 and January 31, 2005, the deferred cost on the accompanying consolidated balance sheet totaled $972,000 and $874,000, respectively.

On occasion, the Company has purchased from its suppliers goods or services for the Company’s use in its operations at or around the same time these same businesses entered into subscription and/or consulting agreements. The Company generally defines “at or around the same time” as within six months. Revenues recognized from customers who were also suppliers were not significant during the three months ended April 30, 2005 and 2004. Both the procurement and revenue agreements are separately negotiated, settled ultimately in cash, and recorded at what the Company considers to be fair value. When any of these factors is not present, the Company does not recognize the revenue from the underlying sale agreements; rather, the revenue is netted with expenses.

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

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

The Company has entered into service level agreements with a small number of its customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits or terminate their agreements in the event that the Company fails to meet those levels. During the three months ended April 30, 2005, the Company recorded a provision of approximately $500,000 for potential credits and paid out no amounts.

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

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, which requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as expenses in the statement of operations based on their fair values and vesting periods. The Company will adopt the provisions of SFAS 123R on February 1, 2006, which is the start of its next fiscal year. The Company is currently assessing the impact of this prospective change in accounting and believes that it will have a material and adverse impact on the Company’s reported results of operations.

Additionally, SFAS 123R requires the tax benefits from employee stock plans to be classified as a financing activity in the consolidated statement of cash flows. We currently classify these tax benefits as a source of cash provided by operating activities.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

2. Balance Sheet Accounts

Marketable Securities

At April 30, 2005, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$89,857	$13	$(588)	$89,282
Municipal bonds	4,425	—	(41)	4,384
US government and agency obligations	83,189	6	(461)	82,734

	$177,471	$19	$(1,090)	$176,400

At January 31, 2005, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$78,773	$13	$(418)	$78,368
Municipal bonds	26,085	—	(35)	26,050
US government and agency obligations	66,098	—	(309)	65,789

	$170,956	$13	$(762)	$170,207

	April 30, 2005	January 31, 2005
Recorded as follows:
Short-term (due in one year or less)	$84,941	$83,087
Long-term (due between one and three years)	91,459	87,120

	$176,400	$170,207

The unrealized losses are attributable to changes in interest rates. None of the investments have been in an unrealized loss position for 12 months or longer. Management has the ability to hold these investments to maturity and does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of April 30, 2005.

Fixed Assets

Fixed assets consisted of the following (in thousands):

	April 30, 2005	January 31, 2005
	(unaudited)
Computers, equipment and software	$20,466	$12,703
Furniture and fixtures	1,847	1,755
Leasehold improvements	3,497	2,708

	25,810	17,166
Less accumulated depreciation and amortization	(10,521)	(9,529)

	$15,289	$7,637

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

In February 2005, we obtained additional software licenses for use in our business operations at a cost of $8.0 million. These software licenses are being depreciated over their useful life of 5 years.

Depreciation and amortization expense totaled $1,023,000 and $661,000 for the three months ended April 30, 2005 and 2004, respectively.

Fixed assets at both April 30, 2005 and January 31, 2005 included a total of $3,487,000 acquired under capital lease agreements. Accumulated amortization relating to equipment and software under capital leases totaled $2,284,000 and $2,142,000, respectively, at April 30, 2005 and January 31, 2005. Amortization of assets under capital leases is included in depreciation and amortization expense.

Other Assets

Other assets consisted of the following (in thousands):

	April 30, 2005	January 31, 2005
	(unaudited)
Capitalized internal-use software development costs, net of accumulated amortization of $1,055 and $957, respectively	$977	$641
Long-term deposits	1,209	1,138

	$2,186	$1,779

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	April 30, 2005	January 31, 2005
	(unaudited)
Accrued compensation	$10,499	$16,836
Accrued other liabilities	10,128	6,560
Current portion of lease abandonment liability	244	278
Liability for early exercise of unvested employee stock options	505	591
Accrued taxes payable	3,697	5,146
Accrued professional costs	1,889	2,241
Accrued rent	927	815

	$27,889	$32,467

3. Stockholders’ Equity

Stock Options Issued to Employees

In April 1999, the Company’s Board of Directors adopted and stockholders approved the 1999 Stock Option Plan (the “1999 Plan”) which provides for the issuance of incentive and nonstatutory options to employees and nonemployees of the Company. As of April 30, 2005, there were 1,029,481 shares of common stock available for grant under the 1999 Plan. The 1999 Plan provides for grants of immediately exercisable options; however, the Company has the right to repurchase any unvested common stock upon the termination of employment at the original exercise price.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

In addition to the 1999 Plan, the Company’s stockholders approved in February 2004 the 2004 Equity Incentive Plan, 2004 Employee Stock Purchase Plan and the 2004 Outside Directors Stock Plan. These plans, other than the 2004 Outside Directors Plan, provide for annual automatic increases on February 1 to the shares reserved for issuance based on the lesser of (i) a specific percentage of the total number of shares outstanding at year end; (ii) a fixed number of shares; or (iii) a lesser number of shares set by the Company’s Board of Directors, all as specified in the respective plans. On February 1, 2005, 5,000,000 additional shares were reserved for the 2004 Equity Incentive Plan pursuant to the automatic increase. The 2004 Employee Stock Purchase Plan will not be implemented unless and until the Company’s Board of Directors authorizes the commencement of one or more offerings under the plan. No offering periods have been authorized to date.

Options issued under the Company’s stock option plans are generally for periods not to exceed 10 years and are issued at fair value of the shares of common stock on the date of grant as determined by the trading price of such stock on the New York Stock Exchange. Grants made pursuant to the 2004 Equity Incentive Plan generally do not provide for the immediate exercise of options.

Stock option activity for the three months ended April 30, 2005 is as follows:

		Options Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted- Average Exercise Price
Balance as of January 31, 2005	2,759,305	17,365,589	$5.74
Increase in options authorized:
2004 Equity Incentive Plan	5,000,000	—	—
Options granted under all plans	(1,119,700)	1,119,700	14.77
Stock grant to a board member for board services	(5,000)	—	—
Exercised	—	(944,501)	2.28
Cancelled	351,082	(351,082)	9.14
Repurchased	3,574	—	—

Balance as of April 30, 2005	6,989,261	17,189,706	$6.45

At April 30, 2005, options to purchase 5,246,000 shares were vested at a weighted average exercise price of $2.59 per share.

As of April 30, 2005, 396,191 shares issued pursuant to exercises of options issued under the 1999 Plan remained subject to repurchase.

During the three months ended April 30, 2005, the Company reversed deferred stock-based compensation related to cancellation of options for terminated employees in the amount of $125,000. The Company amortized $752,000 of the deferred stock-based compensation during the three months ended April 30, 2005. The compensation expense is being recognized on a straight-line basis over the option-vesting period of four years.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table summarizes information about stock options outstanding as of April 30, 2005:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
$0.03 to $0.95	813,439	5.35	$0.29
$1.10	3,410,768	7.31	1.10
$1.25 to $2.00	199,193	5.58	1.85
$2.50	4,011,255	8.16	2.50
$4.00 to $6.00	1,030,043	8.49	4.87
$8.00	3,404,788	8.90	8.00
$12.77 to $18.45	4,320,220	9.65	14.88

	17,189,706		$6.45

Common Stock

The following shares of common stock are available for future issuance at April 30, 2005:

Options outstanding	17,189,706
Warrants outstanding	965,089
Stock available for future grant:
1999 Stock Option Plan	1,029,481
2004 Equity Incentive Plan	4,977,280
2004 Employee Stock Purchase Plan	1,000,000
2004 Outside Directors Stock Plan	982,500

26,144,056

During the three months ended April 30, 2005, a board member received a stock grant of 5,000 shares of common stock for board services pursuant to the terms described in the 2004 Outside Directors Plan.

4. Commitments and Contingencies

Letters of Credit

As of April 30, 2005, the Company had a total of $3.2 million in letters of credit outstanding in favor of its principal landlords for office space in San Francisco, California. These letters of credit are collateralized by certificates of deposit maintained at the granting financial institution. These letters of credit renew annually through December 31, 2010.

Leases

The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates through June 2013.

In March 2005, the Company entered into an agreement with its primary landlord that released it from a portion of the future obligations associated with the remaining 4,000 square feet of San Francisco office space

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

that was abandoned in December 2001 in exchange for an agreement to lease additional space elsewhere in the building at fair value. Accordingly, the Company recorded a $285,000 credit to reflect the reversal of a portion of the accrual that was directly related with this previously abandoned space.

The following table sets forth the lease abandonment activity since January 31, 2005:

Liability balance at January 31, 2005	$1,531,000
Charges utilized, net of subtenant income of $2,000	(101,000)
Reversals	(285,000)

Liability balance at April 30, 2005	$1,145,000

In March 2005, in connection with the office lease modification described above, the Company leased additional office space in San Francisco. The term of this agreement is through June 2013. Future incremental minimum lease payments are as follows: $670,000 for the remainder of fiscal 2006, $2,102,000 in fiscal 2007, $3,123,000 in fiscal 2008, $3,181,000 in fiscal 2009, $3,240,000 in fiscal 2010 and a total of $12,024,000 thereafter.

5. Legal Proceedings

On July 26, 2004, a purported class action complaint was filed in the United States District Court for the Northern District of California, entitled Morrison v. salesforce.com, et al., against the Company, its Chief Executive Officer and its Chief Financial Officer. The complaint alleged violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), purportedly on behalf of all persons who purchased salesforce.com common stock between June 21, 2004 and July 21, 2004, inclusive. The claims were based upon allegations that defendants failed to disclose an allegedly declining trend in its revenues and earnings. Subsequently, four other substantially similar class action complaints were filed in the same district based upon the same facts and allegations, asserting claims under Section 10(b) and Section 20(a) of the 1934 Act and Section 11 and Section 15 of the Securities Act of 1933, as amended. The actions have been consolidated under the caption In re salesforce.com, inc. Securities Litigation, Case No. C-04-3009 JSW (N.D. Cal.). On December 22, 2004, the Court appointed Chuo Zhu as lead plaintiff. On February 22, 2005, lead plaintiff filed a Consolidated and Amended Class Action Complaint (the “CAC”). The CAC alleged violations of Section 10(b) and Section 20(a) of the 1934 Act, purportedly on behalf of all persons who purchased salesforce.com common stock between June 23, 2004 and July 21, 2004, inclusive. As in the original complaints, the claims in the CAC were based upon allegations that defendants failed to disclose an allegedly declining trend in its revenues and earnings. On April 14, 2005, defendants filed a motion to dismiss the CAC. On April 15, 2005, the Court granted lead plaintiff leave to file an amended/superseding complaint. On April 22, 2005, lead plaintiff filed a Corrected and Superceding [sic] First Amended Class Action Complaint (“FAC”). As in the CAC, the FAC alleges violations of Section 10(b) and Section 20(a) of the 1934 Act, purportedly on behalf of all persons who purchased salesforce.com common stock between June 23, 2004 and July 21, 2004, inclusive. The claims in the FAC are based upon allegations that defendants failed to disclose an internal forecast that earnings for fiscal year 2005 would decline from the prior fiscal year. On April 29, 2005, defendants filed a motion to dismiss the FAC. The hearing on the motion to dismiss the FAC is scheduled for August 26, 2005. The lawsuit is still in the preliminary stages, and it is not possible for the Company to quantify the extent of potential liability, if any. The Company does not believe that the lawsuit has any merit and intends to defend the action vigorously.

On August 6, 2004, a shareholder derivative action was filed in the Superior Court of the State of California, San Francisco County, entitled Borrelli v. Benioff, et al., against the Company’s Chief Executive Officer, its Chief Financial Officer and members of its Board of Directors alleging breach of fiduciary duty, abuse of

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

6. Related-Party Transactions

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

In addition to the resource sharing with the Foundation, the Company issued the Foundation warrants in August 2002 to purchase 500,000 shares of common stock. Through April 30, 2005, the Foundation has exercised 125,000 of these warrants. Additionally, the Company has donated subscriptions to the Company’s service to other qualified non-profit organizations. The fair value of these donated subscriptions is currently approximately $300,000 per month. The Company plans to continue providing free subscriptions to qualified nonprofit organizations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our plan to build our business, our plans to obtain additional business continuity services, additional data center capacity and upgrading our development and test environment and the related expenses, our anticipated growth, trends in our business, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the potential impact of current or any future litigation, the potential availability of tax assets in the future and related matters, the impact of the new accounting pronouncement to expense stock options and the sufficiency of our capital resources, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors Which May Impact Future Operating Results” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

In order to increase our revenues and take advantage of our market opportunity, we will need to continue to add substantial numbers of paying subscriptions. We define paying subscriptions as unique user accounts, purchased by customers for use by their employees and other customer-authorized users that have not been suspended for non-payment and for which we are recognizing subscription revenue. The number of our paying subscribers increased from approximately 30,000 as of February 1, 2001 to approximately 267,000 as of April 30, 2005. We plan to re-invest our revenues for the foreseeable future by hiring additional personnel, particularly in marketing and sales; expanding our domestic and international selling and marketing activities; increasing our research and development activities to upgrade and extend our service offerings and to develop new services and technologies; obtaining additional business continuity services, additional data center capacity and upgrading our development and test environment; expanding the number of locations around the world where we conduct business; adding to our infrastructure to support our growth; and expanding our operational systems to manage a growing business.

As our revenues increase, we expect marketing and sales costs, which were 54 percent of our total revenues for the three months ended April 30, 2005 and 59 percent of our total revenues for the same period a year ago, to continue to represent a substantial portion of total revenues in the future as we seek to add and manage more paying subscribers, build brand awareness and increase the number of marketing events that we sponsor.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2006, for example, refer to the fiscal year ended January 31, 2006.

Sources of Revenues

We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our on-demand application service, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) related professional services and other revenues. Other revenues consist primarily of training fees. Subscription and support revenues accounted for 91 percent of our total revenues during the three months ended April 30, 2005 and 89 percent during the same period a year ago. Subscription revenues are driven primarily by the number of paying subscribers of our service and the subscription price of our service. None of our customers accounted for more than 5 percent of our revenues during the three months ended April 30, 2005 and 2004.

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

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of subscription and support revenues primarily consists of expenses related to hosting our service and providing support, depreciation or operating lease expense associated with computer equipment, costs associated with website development activities, allocated overhead and amortization expense associated with capitalized software. To date, the amortization expense associated with capitalized software has not been material to our cost of revenues. We allocate overhead such as rent and occupancy charges, employee benefit costs and taxes to all departments based on headcount. As such, general overhead expenses are reflected in each cost of revenue and operating expense category. Cost of professional services and other revenues consists primarily of employee-related costs associated with these services, the cost of subcontractors and allocated overhead. The cost associated with providing professional services is significantly higher as a percentage of revenue than for our on-demand subscription service due to the labor costs associated with providing consulting services.

To the extent that our customer base grows, we intend to continue to invest additional resources in our on-demand application service and in our consulting services. The timing of these additional expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in a particular quarterly period. For example, we plan to increase the number of employees who are fully dedicated to consulting services. Additionally, we are currently in the process of obtaining additional business continuity services and additional data center capacity. We currently expect these resources to be in place at various dates during fiscal 2006. We currently expect the annual cost of these services to be approximately $8.0 million.

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

We are also in the process of upgrading our development and test environment, which will take place throughout fiscal 2006. We expect the annual cost of this activity to be approximately $4.0 million.

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

General and Administrative. General and administrative expenses consist of salaries and related expenses for finance and accounting, human resources and management information systems personnel, legal costs, professional fees, other corporate expenses and allocated overhead. We expect that in the future, general and administrative expenses will increase in absolute dollars as we add personnel and incur additional professional fees and insurance costs related to the growth of our business, international expansion and operations as a public company, including the cost of our first year compliance with Section 404 of the Sarbanes-Oxley Act.

Stock-Based Expenses. Our cost of revenues and operating expenses include stock-based expenses related to options and warrants issued to non-employees, option grants to employees in situations where the exercise price was less than the deemed fair value of our common stock at the date of grant and stock awards to board members for board services. These charges have been significant and are reflected in our historical financial results. We expect stock-based expenses to be between $3.0 to $4.0 million in fiscal 2006. These amounts do not include the incremental costs and operating expenses associated with the new accounting pronouncement to expense stock options, which we will adopt at the start of fiscal 2007.

Joint Venture

In December 2000, we established a Japanese joint venture, Kabushiki Kaisha salesforce.com, with SunBridge, Inc., a Japanese corporation, to assist us with our sales efforts in Japan. As of April 30, 2005, we owned a 63 percent interest in the joint venture. Because of this majority interest, we consolidate the venture’s financial results, which are reflected in each revenue, cost of revenues and expense category in our consolidated statement of operations. We then record minority interest, which reflects the minority investors’ interest in the venture’s results. Through April 30, 2005, the operating performance and liquidity requirements of the Japanese joint venture had not been significant. While we plan to expand our selling and marketing activities in Japan in order to add new customers, we believe the future operating performance and liquidity requirements of the Japanese joint venture will not be significant.

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

Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” and Emerging Issues Task Force, or EITF, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the collection of our fees is reasonably assured; and (4) the amount of fees to be paid by the customer is fixed or determinable. Our arrangements do not contain general rights of return.

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

Consulting services and training revenues are accounted for separately from subscription and support revenues when these services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value of each deliverable. When accounted for separately, revenues are recognized as the services are rendered for time and material contracts, and when the milestones are achieved and accepted by the customer for fixed price contracts. The majority of our consulting service contracts are on a time and material basis. Training revenues are recognized after the services are performed.

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations we defer the direct and incremental costs of the consulting arrangement and amortize those costs over the same time period as the consulting revenue is recognized. The deferred cost on our consolidated balance sheet totaled $972,000 at April 30, 2005 and $874,000 at January 31, 2005.

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

During the three months ended April 30, 2005, we deferred $3.4 million of commission expenditures and we amortized $3.4 million to sales expense. During the three months ended April 30, 2004, we deferred $2.3 million of commission expenditures and we amortized $3.6 million to sales expense. Deferred commissions on our consolidated balance sheet totaled $9.6 million at April 30, 2005 and January 31, 2005.

Accounting for Stock-Based Awards. We recorded deferred stock-based compensation charges in the amount by which the exercise price of an option is less than the deemed fair value of our common stock at the date of grant. Prior to the establishment of a public market for our stock in June 2004, our board of directors determined the fair value of our common stock based upon several factors, including, but not limited to, our operating and financial performance, private sales of our common and preferred stock between third parties, issuances of convertible preferred stock and appraisals performed by an appraisal firm. Following our initial public offering, the fair value of our common stock is determined by the trading price of such stock on the New York Stock Exchange.

We amortize the deferred compensation charges ratably over the four-year vesting period of the underlying option awards. As of April 30, 2005, we had an aggregate of $5.0 million of deferred stock-based compensation remaining to be amortized. We currently expect this deferred stock-based compensation balance to be amortized as follows: $2.1 million during the remainder of fiscal 2006; $2.0 million during fiscal 2007; $0.8 million during fiscal 2008 and $100,000 during fiscal 2009. We have elected not to record stock-based compensation expense when employee stock options are awarded at exercise prices equal to the deemed fair value of our common stock at the date of grant.

On February 1, 2006, which is the start of our fiscal 2007, we will begin to prospectively recognize in our consolidated statement of operations the cost of employee stock options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R (see Recent Accounting Pronouncement below for further discussion). We are currently assessing the impact this prospective change in accounting will have, but believe that it will have a material and adverse impact on our reported results of operations.

In the past, we have awarded a limited number of stock options and warrants to non-employees. For these options and warrants, we recognize stock-based compensation expense over the vesting periods of the underlying awards, based on an estimate of their fair value on the vesting dates using the Black-Scholes option-pricing model. As of April 30, 2005, we had recognized compensation expense on all options and warrants issued to non-employees except for options for 50,000 shares of our common stock, all of which will fully vest by July 2007 and have an exercise price of $2.50 per share.

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

If our positive trend of earnings continues, it is likely that the valuation allowance will be reversed at some point in the future. However, we cannot predict in which quarter this will occur if at all.

Results of Operations

The following tables set forth selected data for each of the periods indicated.

	Three months ended April 30,
	2005	2004
	(unaudited)
	(in thousands except customer and subscriber data)
Revenues:
Subscription and support	$58,190	$31,116
Professional services and other	5,987	3,723

Total revenues	64,177	34,839

Cost of revenues:
Subscription and support	5,336	2,282
Professional services and other	6,629	4,081

Total cost of revenues	11,965	6,363

Gross profit	52,212	28,476
Operating expenses:
Research and development	4,302	2,127
Marketing and sales	34,502	20,415
General and administrative	9,423	5,573
Lease recovery	(285)	—

Total operating expenses	47,942	28,115
Income from operations	4,270	361
Interest income	1,454	144
Interest expense	(13)	(1)
Other income	44	20

Income before provision for income taxes and minority interest	5,755	524
Provision for income taxes	1,151	70

Income before minority interest	4,604	454
Minority interest in consolidated joint venture	(224)	(17)

Net income	$4,380	$437

In addition to the statement of operations data above:
Cash flow provided by operating activities	$17,910	$6,659

	As of
	April 30, 2005	January 31, 2005
Balance sheet data:
Cash, cash equivalents and marketable securities	$217,004	$205,938
Deferred revenue	104,645	95,900
Customer and subscriber data:
Approximate number of customers	15,500	13,900
Approximate number of paying subscriptions (1)	267,000	227,000

(1)	Paying subscriptions are defined as unique user accounts, purchased by customers for use by their employees and other customer-authorized users that have not been suspended for non-payment and for which we are recognizing subscription revenue.

	Three months ended April 30,
	2005	2004
	(in thousands)
Revenues by geography:
Americas	$50,912	$28,336
Europe	9,383	4,632
Asia Pacific	3,882	1,871

	$64,177	$34,839

Cost of revenues and operating expenses include the following amounts related to stock-based awards.

	Three months ended April 30,
	2005	2004
	(in thousands)
Stock-based expenses:
Cost of revenues	$150	$170
Research and development	88	89
Marketing and sales	362	414
General and administrative	256	204

	$856	$877

The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Three months ended April 30,
	2005	2004
Revenues:
Subscription and support	91%	89%
Professional services and other	9	11

Total revenues	100	100

Cost of revenues:
Subscription and support	9	6
Professional services and other	10	12

Total cost of revenues	19	18

Gross profit	81	82
Operating expenses:
Research and development	6	6
Marketing and sales	54	59
General and administrative	14	16
Lease recovery	—	—

Total operating expenses	74	81
Income from operations	7	1
Interest income	2	—
Interest expense	—	—
Other income	—	—

Income before provision for income taxes and minority interest	9	1
Provision for income taxes	(2)	—

Income before minority interest	7	1
Minority interest in consolidated joint venture	—	—

Net income	7%	1%

	Three months ended April 30,
	2005	2004
Revenues by geography:
Americas	79%	81%
Europe	15	13
Asia Pacific	6	6

	100%	100%

	Three months ended April 30,
	2005	2004
Stock-based expenses:
Cost of revenues	—%	1%
Research and development	—	—
Marketing and sales	1	1
General and administrative	—	1

	1%	3%

Overview of Results of Operations for the Three Months Ended April 30, 2005

Revenues during the three months ended April 30, 2005 were $64.2 million, an increase of 84 percent over the same period a year ago. The total number of paying subscribers increased to approximately 267,000 as of April 30, 2005 from approximately 147,000 as of April 30, 2004.

Our gross profit during the three months ended April 30, 2005 was $52.2 million, or 81 percent of revenues, and operating income was $4.3 million, which included the reversal of $285,000 in accrued liabilities related to office space abandoned in December 2001. Operating income for the period included a non-cash stock-based expense of $856,000, which consisted primarily of the amortization of our deferred stock-based compensation. During the same period a year ago, we generated a gross profit of $28.5 million, or 82 percent of revenues, and had operating income of $361,000. Operating income during the three months ended April 30, 2004 also included $877,000 of non-cash stock-based expense.

During the three months ended April 30, 2005, we continued to incur substantial costs and operating expenses related to the expansion of our business. We added sales personnel to focus on adding new customers and increasing penetration within our existing customer base, professional services personnel to support our consulting services, and developers to broaden and enhance our on-demand service, and we incurred costs related to adding data center capacity and upgrading our development and test environment.

During the three months ended April 30, 2005, we generated $17.9 million of cash from operating activities, as compared to $6.7 million during the same period a year ago. At April 30, 2005, we had cash, cash equivalents and marketable securities of $217.0 million, as compared to $43.7 million at April 30, 2004, accounts receivable of $42.4 million, as compared to $24.5 million at April 30, 2004, and deferred revenue of $104.6 million, as compared to $52.3 million at April 30, 2004.

Three Months Ended April 30, 2005 and 2004

Revenues. Total revenues were $64.2 million for the three months ended April 30, 2005, compared to $34.8 million during the same period a year ago, an increase of $29.4 million, or 84 percent. Subscription and support revenues were $58.2 million, or 91 percent of total revenues, for the three months ended April 30, 2005, compared to $31.1 million, or 89 percent of total revenues, during the same period a year ago. The increase in subscription and support revenues was due primarily to the increase in the number of paying subscribers to approximately 267,000 as of April 30, 2005 from approximately 147,000 as of April 30, 2004. Professional services and other revenues were $6.0 million, or 9 percent of total revenues, for the three months ended April 30, 2005, compared to $3.7 million, or 11 percent of total revenues, for the same period a year ago. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of paying subscribers and customers.

Revenues in Europe and Asia Pacific accounted for $13.3 million, or 21 percent of total revenues, during the three months ended April 30, 2005, compared to $6.5 million, or 19 percent of total revenues, during the same period a year ago, an increase of $6.8 million, or 104 percent. The increase in revenues outside of the Americas was the result of our efforts to expand the number of locations around the world where we conduct business and our international selling and marketing activities.

Cost of Revenues. Cost of revenues was $12.0 million, or 19 percent of total revenues, during the three months ended April 30, 2005, compared to $6.4 million, or 18 percent of total revenues, during the same period a year ago, an increase of $5.6 million. The increase in absolute dollars was comprised of an increase of $2.9 million in employee-related costs, primarily all of which was due to the 55 percent increase in the headcount of our professional services organization since April 30, 2004, an increase of $0.9 million in service delivery costs, an increase of $0.4 million in outside subcontractor and other service costs and an increase of $1.0 million in allocated overhead charges. The cost of the additional professional services headcount resulted in the cost of professional services and other revenues to be in excess of the related revenue during the three months ended April 30, 2005 by $642,000. We increased the professional services headcount in order to meet the anticipated demand for our consulting and training services as our customer base has expanded.

Research and Development. Research and development expenses were $4.3 million, or 6 percent of total revenues, during the three months ended April 30, 2005, compared to $2.1 million, or 6 percent of total revenues, during the same period a year ago, an increase of $2.2 million. The increase in absolute dollars was primarily due to an increase in employee-related costs and allocated overhead charges. We increased our research and development headcount by 79 percent since April 30, 2004 in order to upgrade and extend our service offerings and develop new technologies. During the three months ended April 30, 2005, we capitalized $0.4 million in development costs associated with our next planned release, compared to $0.1 million for the same period a year ago.

Marketing and Sales. Marketing and sales expenses were $34.5 million, or 54 percent of total revenues, during the three months ended April 30, 2005, compared to $20.4 million, or 59 percent of total revenues, during the same period a year ago, an increase of $14.1 million. The increase in absolute dollars was primarily due to an increase of $7.9 million in employee-related costs, $3.8 million in marketing spending related to new service offerings and advertising and a $2.1 million increase in allocated overhead. Our marketing and sales headcount increased by 68 percent since April 30, 2004 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative. General and administrative expenses were $9.4 million, or 14 percent of total revenues, during the three months ended April 30, 2005, compared to $5.6 million, or 16 percent of total revenues, during the same period a year ago, an increase of $3.8 million. The increase was due to an increase of $4.9 million in employee-related costs, $1.5 million in infrastructure costs and $0.7 million in professional and outside service costs, which were offset by $3.5 million in increased allocated charges to non-general and administrative departments. Our general and administrative headcount increased by 90 percent since April 30, 2004 as we added personnel to support our growth.

Lease Recovery. The lease recovery of $285,000 during the three months ended April 30, 2005 was due to the reduction in accruals associated with the San Francisco, California office space that we abandoned in December 2001. In March 2005, we entered into an agreement with our primary landlord that released us from a portion of the future obligations associated with the remaining space abandoned in exchange for an agreement to lease additional space elsewhere in the building at fair value. Accordingly, we recorded a $285,000 credit to reflect the reversal of a portion of the accrual that was directly related with this space.

Operating Income. Operating income during the three months ended April 30, 2005 was $4.3 million. During the same period a year ago, it was $361,000. The increase was primarily due to the increase in revenues, most of which was re-invested in an effort to expand our business.

Income (losses) from operations outside of the Americas was $1.8 million during the three months ended April 30, 2005 and $(119,000) during the same period a year ago. The continued investment outside of the Americas were due to our efforts in expanding the number of locations where we conduct business and expanding our international selling and marketing activities.

Interest Income. Interest income substantially consists of investment income on cash and marketable securities balances and also includes interest income on outstanding loans made to individuals who early exercised their stock options. None of these individuals was an executive officer or director of the Company and all of them repaid their loan balances by February 28, 2005. Interest income was $1.5 million during the three months ended April 30, 2005 and was $144,000 during the same period a year ago. The increase was primarily due to increased marketable securities balances resulting from the proceeds from the sale of our common stock in our initial public offering in June 2004.

Provision for Income Taxes. We recorded a provision for income tax expense of $1.2 million for the three months ended April 30, 2005 as compared to a provision for income tax expense of $70,000 during the same period a year ago. The fiscal 2006 provision for income taxes consists of amounts accrued for our domestic federal alternative minimum tax and state income tax liability as well as our foreign income tax expense.

We currently believe that our fiscal 2006 effective tax rate will be approximately 20 percent. This effective tax rate differs from the statutory rate primarily due to domestic loss carryovers net of losses in foreign jurisdictions for which no benefit can be recognized for the full year. It is based on the projected mix of full-year income in each tax jurisdiction in which we operate and the related income tax expense in each jurisdiction. These actual results could vary from those projected. The tax expense or benefit for significant unusual items or tax exposure items are treated as discrete items in the interim period in which the events occur.

Liquidity and Capital Resources

At April 30, 2005, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $217.0 million and accounts receivable of $42.4 million.

Net cash provided by operating activities was $17.9 million during the three months ended April 30, 2005 and $6.7 million during the same period a year ago. The improvement in cash flow was due primarily to the increased number of paying subscribers to our service. Cash provided by operating activities has historically been affected by sales of subscriptions and support and professional services, changes in working capital accounts, particularly increases in accounts receivable and deferred revenue and the timing of commission and bonus payments, and add-backs of non-cash expense items such as depreciation and amortization and the expense associated with stock-based awards.

Net cash used in investing activities was $15.8 million during the three months ended April 30, 2005 and $13.1 million during the same period a year ago. The increase in amounts used in the period ended April 30, 2005 primarily related to the investment of excess cash, the change in restricted cash balances and capital expenditures associated with the purchase of software licenses, computer equipment and furniture and fixtures as we have expanded our infrastructure and work force.

In February 2005, we obtained additional software licenses for use in our business operations at a cost of $8.8 million, which included the cost for support for the first year of the license agreement. Additionally, we are currently in the process of obtaining additional business continuity services, additional data center capacity and upgrading our development and test environment. We expect these resources to be in place at various dates during fiscal 2006. While the costs for these will be significant, we believe that most of the capital expenditures for the additional business continuity services, additional data center capacity and upgrade of our development and test environment will be leased so there will not be a significant impact on our liquidity during fiscal 2006.

Net cash provided by financing activities was $2.7 million during the three months ended April 30, 2005 and $1.5 million during the same period a year ago. The $2.2 million of proceeds from the exercise of employee stock options and the $727,000 of proceeds from the collection of notes receivable from shareholders were offset by principal payments on capital lease obligations.

In March 2005, in connection with the office lease modification described above, we leased additional office space in San Francisco, California. The term of this agreement is through June 2013. Future incremental minimum lease payments are as follows: $670,000 for the remainder of fiscal 2006, $2,102,000 in fiscal 2007, $3,123,000 in fiscal 2008, $3,181,000 in fiscal 2009, $3,240,000 in fiscal 2010 and a total of $12,024,000 thereafter.

As of April 30, 2005, we have a total of $3.2 million in letters of credit outstanding in favor of our principal landlords for office space in San Francisco, California. These letters of credit are collateralized by certificates of deposit maintained at the granting financial institution. To date, no amounts have been drawn against the letters of credit, which renew annually through December 31, 2010.

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

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, which requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as expenses in the statement of operations based on their fair values and vesting periods. We will adopt the provisions of SFAS 123R on February 1, 2006, which is the start of our fiscal 2007. We are currently assessing the impact this prospective change in accounting will have but believe that it will have a material and adverse impact on our reported results of operations.

Additionally, SFAS 123R requires the tax benefits from employee stock plans to be classified as a financing activity in the consolidated statement of cash flows. We currently classify these tax benefits as a source of cash provided by operating activities.

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

We provide our service through computer hardware that is currently located in a third-party Web hosting facility in California. We do not control the operation of this facility, and it is subject to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. It is also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at the facility, the occurrence of a natural disaster, a decision to close the facility without adequate notice or other unanticipated problems at the facility could result in lengthy interruptions in our service. In addition, the failure by the third-party facility to provide our required data communications capacity could result in interruptions in our service. We have an agreement with SunGard Data Systems, a provider of availability services, to provide access to a geographically remote disaster recovery facility that would provide us access to hardware, software and Internet connectivity in the event the third-party facility becomes unavailable. Even with this disaster recovery arrangement, however, our service would be interrupted during the transition. We are currently in the process of obtaining additional business continuity services and additional data center capacity, however, none of the services or capacity is currently operational. Any damage to, or failure of, our systems could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates. Our business will be harmed if our customers and potential customers believe our service is unreliable.

If we experience significant fluctuations in our operating results and rate of growth and fail to balance our expenses with our revenue and earnings expectations, our results would be harmed and our stock price may fall rapidly and without advance notice.

Due to our limited operating history, our evolving business model and the unpredictability of our emerging industry, we may not be able to accurately forecast our rate of growth. For example, in the last eleven fiscal quarters, we have recorded quarterly operating income of as much as $4.3 million and quarterly operating losses of as much as $4.9 million. We base our current and future expense levels and our investment plans on estimates of future revenue and future rate of growth. Our expenses and investments are, to a large extent, fixed and we expect that these expenses will increase in the future. We may not be able to adjust our spending quickly enough if our revenue falls short of our expectations.

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

Our current principal competitors include:

•	enterprise software application vendors including Amdocs Limited, E.piphany, Inc., IBM Corporation, Microsoft Corporation, Oracle Corporation, SAP AG and Siebel Systems, Inc.;

•	packaged CRM software vendors, some of whom offer hosted services, such as BMC Software Corporation, FrontRange Solutions, Inc., Onyx Software Corp., Pivotal Corporation, which has been acquired by CDC Software Corporation, a subsidiary of chinadotcom corporation, and Sage Group plc;

•	on-demand CRM application service providers such as Siebel Systems, NetSuite, Inc., RightNow Technologies, Inc., and Salesnet, Inc.; and

•	enterprise application service providers including British Telecom and IBM.

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

Because we sell our service throughout the world, we are subject to risks and challenges that we would otherwise not face if we conducted our business only in the United States. For example, sales in Europe and Asia Pacific together represented approximately 21 percent of our total revenues during the three months ended April 30, 2005 and 19 percent of our total revenues during the three months ended April 30, 2004, and we intend to continue to expand our international sales efforts. The risks and challenges associated with sales to customers outside the United States include:

•	localization of our service, including translation into foreign languages and associated expenses;

•	laws and business practices favoring local competitors;

•	compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

•	foreign currency fluctuations, which we may not be able to minimize at all through our hedging program;

•	different pricing environments;

•	difficulties in staffing and managing foreign operations;

•	different or lesser protection of our intellectual property;

•	longer accounts receivable payment cycles and other collection difficulties; and

•	regional economic and political conditions.

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

Our success depends largely upon the continued services of our executive officers and other key personnel, particularly Marc Benioff, our Chief Executive Officer and Chairman of the Board, Steve Cakebread, our Chief

Financial Officer, Jim Steele, our President of Worldwide Sales and Services, Parker Harris, our Executive Vice President of Technology and Ken Juster, our Executive Vice President of Legal Affairs and Corporate Development. We are also substantially dependent on the continued service of our existing development and operations personnel because of the complexity of our service and technologies. We do not have employment agreements with any of our executive officers, key management, development or operations personnel and, therefore, they could terminate their employment with us at any time. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees or groups could seriously harm our business.

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

For example, in December 2004, the FASB announced its decision to require companies to expense employee stock options. We will adopt this new accounting pronouncement, Statement of Financial Accounting

Standards No. 123 (revised 2004), Share-Based Payment, beginning on February 1, 2006, which is the start of fiscal 2007. We believe this change in accounting will materially and adversely affect our reported results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British pound, Canadian dollar and Japanese yen. We have a risk management policy that allows us to utilize foreign currency forward and option contracts to manage currency exposures that exist as part of our ongoing business operations. The hedging contracts by policy have maturities of less than three months and settle before the end of each quarterly period. Additionally, by policy we do not enter into any hedging contracts for trading or speculative purposes.

During the first quarter of fiscal 2006, we entered into forward contracts for the first time to hedge short-term foreign exchange transaction exposures associated primarily with certain balance sheet exposures. These forward contracts were settled prior to April 30, 2005. The gain/loss from settling these contracts was offset by the loss/gain derived from the underlying balance sheet exposures.

Interest rate sensitivity

We had unrestricted cash, cash equivalents and marketable securities totaling $217.0 million at April 30, 2005. These amounts were invested primarily in money market funds and instruments, corporate notes and bonds, government securities and other debt securities with strong credit ratings. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes.

Our fixed-income portfolio is subject to interest rate risk. An immediate increase in interest rates of 100-basis points could result in higher interest income of $1.1 million offset by a principal reduction of $1.7 million for a net reduction of $0.6 million over a 12-month period. Similarly, a 100-basis point decrease could result in a decrease in interest income of $1.1 million and a principal increase of $1.7 million for a net increase of $0.6 million. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 26, 2004, a purported class action complaint was filed in the United States District Court for the Northern District of California, entitled Morrison v. salesforce.com, et al., against the Company, its Chief Executive Officer and its Chief Financial Officer. The complaint alleged violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), purportedly on behalf of all persons who purchased salesforce.com common stock between June 21, 2004 and July 21, 2004, inclusive. The claims were based upon allegations that defendants failed to disclose an allegedly declining trend in its revenues and earnings. Subsequently, four other substantially similar class action complaints were filed in the same district based upon the same facts and allegations, asserting claims under Section 10(b) and Section 20(a) of the 1934 Act and Section 11 and Section 15 of the Securities Act of 1933, as amended. The actions have been consolidated under the caption In re salesforce.com, inc. Securities Litigation, Case No. C-04-3009 JSW (N.D. Cal.). On December 22, 2004, the Court appointed Chuo Zhu as lead plaintiff. On February 22, 2005, lead plaintiff filed a Consolidated and Amended Class Action Complaint (the “CAC”). The CAC alleged violations of Section 10(b) and Section 20(a) of the 1934 Act, purportedly on behalf of all persons who purchased salesforce.com common stock between June 23, 2004 and July 21, 2004, inclusive. As in the original complaints, the claims in the CAC were based upon allegations that defendants failed to disclose an allegedly declining trend in its revenues and earnings. On April 14, 2005, defendants filed a motion to dismiss the CAC. On April 15, 2005, the Court granted lead plaintiff leave to file an amended/superseding complaint. On April 22, 2005, lead plaintiff filed a Corrected and Superceding [sic] First Amended Class Action Complaint (“FAC”). As in the CAC, the FAC alleges violations of Section 10(b) and Section 20(a) of the 1934 Act, purportedly on behalf of all persons who purchased salesforce.com common stock between June 23, 2004 and July 21, 2004, inclusive. The claims in the FAC are based upon allegations that defendants failed to disclose an internal forecast that earnings for fiscal year 2005 would decline from the prior fiscal year. On April 29, 2005, defendants filed a motion to dismiss the FAC. The hearing on the motion to dismiss the FAC is scheduled for August 26, 2005. The lawsuit is still in the preliminary stages, and it is not possible for the Company to quantify the extent of potential liability, if any. The Company does not believe that the lawsuit has any merit and intends to defend the action vigorously.

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

Additionally, we are involved in various legal proceedings arising from the normal course of business activities. In our opinion, resolution of these matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or our financial position. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect our future results of operations, cash flows or financial position in a particular period.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. Securities Sold

Since February 1, 2005 we issued 75,550 shares of common stock upon the net exercise of warrants by Merrill Lynch, Pierce, Finner and Smith, Inc. and Attractor Funds Ltd. at exercise prices between $1.75 and $3.89 per share.

b. Underwriters and Other Purchasers

Not applicable.

c. Consideration

We received no cash proceeds from the net exercise of these warrants.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

The Exhibits listed below are filed as part of this Form 10-Q.

Exhibit 3.1*	Restated Certificate of Incorporation of salesforce.com, inc.

Exhibit 3.2*	Amended and Restated Bylaws of salesforce.com, inc.

Exhibit 10.1	Office Lease dated as of June 23, 2000 between salesforce.com, inc. and TMG/One Market, L.P., and amendments thereto

Exhibit 10.2	Sublease Agreement dated as of August 5, 2003 between salesforce.com, inc. and Vignette Corporation and amendments thereto

Exhibit 10.3**	Web Hosting and Internet Access Service Agreement dated January 8, 2003 between salesforce.com, inc. and Qwest Communications Corporation, and amendments thereto

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from the Company’s registration statement on Form S-1 (No. 333-111289) as filed with the Securities and Exchange Commission on April 20, 2004.
**	Confidential treatment has been requested for a portion of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 20, 2005

salesforce.com, inc.

/s/ STEVE CAKEBREAD
Steve Cakebread
Chief Financial Officer