Form 10-Q
period 2005-07-31
SALESFORCE COM INC
filed 2005-08-19
CIK 1108524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No   ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of July 31, 2005, there were approximately 107.6 million shares of the Registrant’s Common Stock outstanding.

salesforce.com, inc.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

salesforce.com, inc.

Condensed Consolidated Balance Sheets

(in thousands)

	July 31, 2005	January 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,140	$35,731
Short-term marketable securities	109,270	83,087
Accounts receivable, net	50,184	48,874
Deferred commissions	8,513	7,556
Prepaid expenses and other current assets	6,714	3,467

Total current assets	199,821	178,715
Marketable securities, noncurrent	98,300	87,120
Restricted cash	3,307	3,191
Fixed assets, net	17,280	7,637
Deferred commissions, noncurrent	2,030	2,057
Other assets	2,937	1,779

Total assets	$323,675	$280,499

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,941	$2,525
Accrued expenses and other current liabilities	32,085	32,467
Income taxes payable	864	216
Deferred revenue	117,311	95,900
Current portion of capital lease obligation	606	563

Total current liabilities	154,807	131,671
Capital lease obligations, net of current portion	489	721
Long-term lease abandonment liability and other	1,171	1,596
Minority interest	1,806	1,380

Total liabilities	158,273	135,368

Commitments and contingencies

Stockholders’ equity:
Common stock	108	105
Additional paid-in capital	226,618	217,248
Deferred stock-based compensation	(3,996)	(5,908)
Notes receivables from stockholders	—	(727)
Accumulated other comprehensive loss	(2,160)	(999)
Accumulated deficit	(55,168)	(64,588)

Total stockholders’ equity	165,402	145,131

Total liabilities and stockholders’ equity	$323,675	$280,499

See accompanying Notes to Condensed Consolidated Financial Statements.

salesforce.com, inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended July 31,		Six months ended July 31,
	2005	2004	2005	2004
Revenues:
Subscription and support	$65,638	$36,017	$123,828	$67,133
Professional services and other	6,305	4,564	12,292	8,287

Total revenues	71,943	40,581	136,120	75,420

Cost of revenues (1):
Subscription and support	8,013	2,699	13,349	4,981
Professional services and other	8,224	5,483	14,853	9,564

Total cost of revenues	16,237	8,182	28,202	14,545

Gross profit	55,706	32,399	107,918	60,875
Operating expenses (1):
Research and development	5,470	2,074	9,772	4,201
Marketing and sales	34,688	22,525	69,190	42,940
General and administrative	11,355	6,635	20,778	12,208
Lease recovery	—	—	(285)	—

Total operating expenses	51,513	31,234	99,455	59,349
Income from operations	4,193	1,165	8,463	1,526
Interest income	1,724	353	3,178	497
Interest expense	(31)	(5)	(44)	(6)
Other income	666	5	710	25

Income before provision for income taxes and minority interest	6,552	1,518	12,307	2,042
Provision for income taxes	1,310	202	2,461	272

Income before minority interest	5,242	1,316	9,846	1,770
Minority interest in consolidated joint venture	(202)	(146)	(426)	(163)

Net income	$5,040	$1,170	$9,420	$1,607

Basic net income per share	$0.05	$0.02	$0.09	$0.03
Diluted net income per share	0.04	0.01	0.08	0.02
Weighted-average number of shares used in per share amounts:
Basic	106,614	64,524	105,918	48,106
Diluted	117,974	107,749	117,181	104,079
(1) Amounts include stock-based expenses, as follows:

	Three months ended July 31,		Six months ended July 31,
	2005	2004	2005	2004
Cost of revenues	$160	$187	$310	$357
Research and development	91	80	179	169
Marketing and sales	365	408	727	822
General and administrative	322	425	578	629

	$938	$1,100	$1,794	$1,977

See accompanying Notes to Condensed Consolidated Financial Statements.

salesforce.com, inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended July 31,		Six months ended July 31,
	2005	2004	2005	2004
Operating activities
Net income	$5,040	$1,170	$9,420	$1,607
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in consolidated joint venture	202	146	426	163
Depreciation and amortization	1,468	679	2,589	1,427
Amortization of deferred commissions	3,326	3,875	6,728	7,468
Lease recovery	—	—	(285)	—
Expense related to stock-based awards	938	1,100	1,794	1,977
Changes in assets and liabilities	3,098	7,965	11,310	8,952

Net cash provided by operating activities	14,072	14,935	31,982	21,594

Investing activities
Restricted cash	(22)	760	(116)	754
Changes in marketable securities	(31,518)	(73,361)	(38,033)	(86,185)
Capital expenditures	(3,372)	(484)	(12,529)	(762)

Net cash used in investing activities	(34,912)	(73,085)	(50,678)	(86,193)

Financing activities
Proceeds from the issuance of common stock, net of issuance costs incurred	—	113,768	—	113,768
Proceeds from the exercise of stock options and warrants	5,290	92	7,442	1,734
Principal payments on capital lease obligations	(171)	(157)	(311)	(215)
Repurchase of unvested shares	(24)	(7)	(28)	(43)
Collection of notes receivable from stockholders	—	—	727	—
Proceeds from subsidiary stock offerings	—	40	—	40

Net cash provided by financing activities	5,095	113,736	7,830	115,284

Effect of exchange rate changes	281	(53)	275	(55)

Net increase (decrease) in cash and cash equivalents	(15,464)	55,533	(10,591)	50,630

Cash and cash equivalents at beginning of period	40,604	5,560	35,731	10,463

Cash and cash equivalents at end of period	$25,140	$61,093	$25,140	$61,093

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$31	$5	$44	$6
Income taxes, net of tax refunds	$—	$222	$(116)	$266
Noncash financing and investing activities
Fixed assets acquired under capital lease	$122	$1,699	$122	$1,699
Conversion of preferred stock into common	$—	$61,137	$—	$61,137
Net exercise of warrants	$2	$—	$48	$—

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of July 31, 2005 and the condensed consolidated statements of operations and cash flows for the three and six months ended July 31, 2005 and 2004, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2005 was derived from the audited consolidated financial statements which are included in the Company’s Form 10-K for the fiscal year ended January 31, 2005, which was filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2005. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s fiscal 2005 Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of July 31, 2005, its results of operations and its cash flows for the three and six months ended July 31, 2005 and 2004. Other than for the lease recovery, all adjustments are of a normal recurring nature. The results for the three and six months ended July 31, 2005 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2006.

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

Additionally, the Company holds a majority interest in Kabushiki Kaisha salesforce.com (“Salesforce Japan”), a Japanese joint venture. As of July 31, 2005, the Company owned a 63 percent interest in the joint venture. Given the Company’s majority ownership interest in the joint venture, the accounts of the joint venture have been consolidated with the accounts of the Company, and a minority interest has been recorded for the

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

minority investors’ interests in the net assets and operations of the joint venture to the extent of the minority investors’ individual investments. Additionally, the Company records gains and losses resulting from the change of interest in Salesforce Japan directly to stockholders’ equity as additional paid-in capital.

Segments

The Company operates in one segment.

Foreign Currency Translation

The functional currency of the Company’s major foreign subsidiaries is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as part of a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in net income for the period. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date as quoted on the Pacific Stock Exchange. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

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

The Company’s accounts receivable and net revenues are derived from a large number of direct customers. No customer accounted for more than 5 percent of accounts receivable at July 31, 2005 and January 31, 2005. No single customer accounted for 5 percent or more of total revenue during the three and six month periods ended July 31, 2005 and 2004.

As of July 31, 2005 and January 31, 2005, assets located outside the Americas were 8 percent of total assets. Revenues by geographical region are as follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2005	2004	2005	2004
Revenues by geography:
Americas	$57,689	$32,506	$108,601	$60,842
Europe	10,038	5,828	19,421	10,460
Asia Pacific	4,216	2,247	8,098	4,118

	$71,943	$40,581	$136,120	$75,420

The income from operations outside the Americas, excluding intercompany transactions, totaled $3,349,000 and $479,000 during the three months ended July 31, 2005 and 2004, respectively. Additionally, the income from operations outside the Americas totaled $5,186,000 and $360,000 during the six months ended July 31, 2005 and 2004, respectively.

As of July 31, 2005, the Company serves all of its customers and users from a single, third-party Web hosting facility located in California. The Company recently entered into additional agreements with another third-party provider that will provide for Web hosting facilities on both the west and east coasts of the United States. The

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Company does not control the operation of any of these facilities, and they are vulnerable to damage or interruption. The Company has an agreement with SunGard Data Systems, a provider of availability services, to provide access to a geographically remote disaster recovery facility that would provide the Company with access to hardware, software and Internet connectivity in the event the Web hosting facilities become unavailable. Even with this disaster recovery arrangement, the Company’s service would be interrupted during the transition.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, which primarily consist of cash on deposit with banks and money market funds, are stated at cost, which approximates fair value.

Restricted Cash

The Company’s restricted cash balance of $3,307,000 at July 31, 2005 consisted of certificates of deposit that serve as collateral for letters of credit that were issued to the Company’s principal landlords as a security deposit for office space in San Francisco, California. The letters of credit renew annually through December 31, 2010.

Marketable Securities

Management determines the appropriate classification of investments in marketable securities at the time of purchase in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities and reevaluates such determination at each balance sheet date. Securities, which are classified as available for sale at July 31, 2005 and January 31, 2005, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Fair value is determined based on quoted market rates. Realized gains and losses and declines in value judged to be other-than-temporary on securities available for sale are included as a component of interest income. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of interest income.

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

Comprehensive income consisted of the following (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2005	2004	2005	2004
Net income	$5,040	$1,170	$9,420	$1,607
Translation adjustment	(485)	(54)	(491)	(56)
Unrealized loss on marketable securities	(348)	(54)	(670)	(54)

Total comprehensive income	$4,207	$1,062	$8,259	$1,497

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Accounting for Stock-Based Compensation

The Company accounts for compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Under APB 25, compensation expense of fixed stock options is based on the difference, if any, on the date of the grant between the deemed fair value of the Company’s stock and the exercise price of the option. Compensation expense is recognized on a straight-line basis over the option-vesting period of four years. The Company accounts for stock issued to nonemployees in accordance with the provisions of SFAS 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Pro forma information regarding the results of operations is determined as if the Company had accounted for its employee stock options using the fair-value method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three months ended July 31,		Six months ended July 31,
	2005	2004	2005	2004
Volatility	50%	80%	50%-75%	80%-100%
Weighted-average estimated life	4 years	4 years	4 years	4 years
Weighted-average risk-free interest rate	3.79%	3.54%	3.79%-3.95%	2.86%-3.54%
Dividend yield	—	—	—	—

During the second quarter of fiscal 2006, the Company reevaluated the assumptions used to estimate the future volatility of its stock price. The Company estimated its future stock price volatility based upon a blending of both observed option-implied volatilities and historical volatility calculations for both the Company and a group of peer comparable companies. Management believes this is the best estimate of the expected volatility over the 4 year weighted-average expected life of its option grants. During the Company’s initial year as a public company, the volatility assumption was primarily based on the historical volatility of comparable companies. As a result of its reevaluation and the general market decline in share price volatilities, the Company reduced its volatility assumption from 75% to 50% and applied this estimate in valuing the options awarded during the second quarter of fiscal 2006.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

	Three months ended July 31,		Six months ended July 31,
	2005	2004	2005	2004
Net income, as reported	$5,040	$1,170	$9,420	$1,607
Add: Total stock-based compensation expense included in the determination of net income	754	857	1,514	1,679
Deduct: Total stock-based compensation expense determined under the fair-value-based method for all awards. Such expense amounts are not net of tax benefits.	(5,248)	(3,459)	(10,006)	(6,306)

Net income (loss), pro forma	$546	$(1,432)	$928	$(3,020)

Net income (loss), per share:
Basic:
As reported	$0.05	$0.02	$0.09	$0.03
Pro forma	0.01	(0.02)	0.01	(0.06)
Diluted:
As reported	$0.04	$0.01	$0.08	$0.02
Pro forma	0.00	(0.02)	0.01	(0.06)

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

A reconciliation of the denominator used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2005	2004	2005	2004
Numerator:
Net income	$5,040	$1,170	$9,420	$1,607
Denominator:
Weighted-average shares outstanding for basic earnings per share, net of weighted-average shares of common stock subject to repurchase	106,614	64,524	105,918	48,106
Effect of dilutive securities:
Employee stock options and warrants	11,360	11,981	11,263	11,339
Convertible preferred stock	—	31,244	—	44,634

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	117,974	107,749	117,181	104,079

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact as their exercise prices were greater than the average fair values of our common stock (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2005	2004	2005	2004
Options	580	20	845	257

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

Revenue Recognition

The Company derives its revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing its on-demand application service, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) related professional services and other revenue. Other revenues consist primarily of training fees. Because the Company provides its application as a service, the Company follows the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company recognizes revenue when all of the following conditions are met:

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

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

In determining whether the consulting services can be accounted for separately from subscription and support revenues, the Company considers the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, the Company recognizes the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations, the Company defers only the direct costs of the consulting arrangement and amortizes those costs over the same time period as the consulting revenue is recognized. As of July 31, 2005 and January 31, 2005, the deferred cost on the accompanying consolidated balance sheet totaled $1,156,000 and $874,000, respectively.

On occasion, the Company has purchased from its suppliers goods or services for the Company’s use in its operations at or around the same time these same businesses entered into subscription and/or consulting agreements. The Company generally defines “at or around the same time” as within six months. Revenues recognized from customers who were also suppliers were not significant during the three and six months ended July 31, 2005 and 2004. Both the procurement and revenue agreements are separately negotiated, settled ultimately in cash, and recorded at what the Company considers to be fair value. When any of these factors is not present, the Company does not recognize the revenue from the underlying sale agreements; rather, the revenue is netted with expenses.

Deferred Revenue

Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s subscription service described above and is recognized as the revenue recognition criteria are met. The Company generally invoices its customers in annual or quarterly installments. Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year, noncancelable subscription agreements.

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

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The Company has entered into service level agreements with a small number of its customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits or terminate their agreements in the event that the Company fails to meet those levels. During the six months ended July 31, 2005, the Company recorded a provision of approximately $500,000 for potential credits and paid out no amounts.

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

Additionally, SFAS 123R requires the tax benefits from employee stock plans to be classified as a financing activity in the consolidated statement of cash flows. The Company currently classifies these tax benefits as a source of cash provided by operating activities. These benefits totaled $1.9 million during the six months ended July 31, 2005 and zero for the comparable period a year ago.

2. Balance Sheet Accounts

Marketable Securities

At July 31, 2005, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$102,190	$11	$(715)	$101,486
Municipal bonds	1,883	—	(49)	1,834
US government and agency obligations	104,918	—	(668)	104,250

	$208,991	$11	$(1,432)	$207,570

At January 31, 2005, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$78,773	$13	$(418)	$78,368
Municipal bonds	26,085	—	(35)	26,050
US government and agency obligations	66,098	—	(309)	65,789

	$170,956	$13	$(762)	$170,207

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

	July 31, 2005	January 31, 2005
Recorded as follows (in thousands):
Short-term (due in one year or less)	$109,270	$83,087
Long-term (due between one and three years)	98,300	87,120

	$207,570	$170,207

The unrealized losses are attributable to changes in interest rates. None of the investments have been in an unrealized loss position for 12 months or longer. Management has the ability to hold these investments to maturity and does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of July 31, 2005. The Company expects to receive the full principal and interest on these securities.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	July 31, 2005	January 31, 2005
	(unaudited)
Deferred professional services costs	$705	$874
Prepaid expenses and other current assets	6,009	2,593

	$6,714	$3,467

Fixed Assets

Fixed assets consisted of the following (in thousands):

	July 31, 2005	January 31, 2005
	(unaudited)
Computers, equipment and software	$20,906	$12,703
Furniture and fixtures	2,590	1,755
Leasehold improvements	5,602	2,708

	29,098	17,166
Less accumulated depreciation and amortization	(11,818)	(9,529)

	$17,280	$7,637

In February 2005, we obtained additional software licenses for use in our business operations at a cost of $8.0 million. These software licenses are being depreciated over their useful life of 5 years.

Depreciation and amortization expense totaled $1,358,000 and $584,000 for the three months ended July 31, 2005 and 2004, respectively, and $2,381,000 and $1,245,000 for the six months ended July 31, 2005 and 2004, respectively.

Fixed assets at July 31, 2005 and January 31, 2005 included a total of $3,609,000 and $3,487,000, respectively, acquired under capital lease agreements. Accumulated amortization relating to equipment and software under capital leases totaled $2,462,000 and $2,142,000, respectively, at July 31, 2005 and January 31, 2005. Amortization of assets under capital leases is included in depreciation and amortization expense.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Other Assets

Other assets consisted of the following (in thousands):

	July 31, 2005	January 31, 2005
	(unaudited)
Capitalized internal-use software development costs, net of accumulated amortization of $1,165 and $957, respectively	$1,012	$641
Deferred professional services costs, noncurrent portion	451	—
Long-term deposits	1,474	1,138

	$2,937	$1,779

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	July 31, 2005	January 31, 2005
	(unaudited)
Accrued compensation	$13,966	$16,836
Accrued other liabilities	8,928	6,560
Current portion of lease abandonment liability	201	278
Liability for early exercise of unvested employee stock options	381	591
Accrued taxes payable	4,751	5,146
Accrued professional costs	2,486	2,241
Accrued rent	1,372	815

	$32,085	$32,467

3. Stockholders’ Equity

Stock Options Issued to Employees

The Company has in place the 1999 Stock Option Plan (the “1999 Plan”) which provides for the issuance of incentive and nonstatutory options to employees and nonemployees of the Company. As of July 31, 2005, there were 1,538,337 shares of common stock available for grant under the 1999 Plan. The 1999 Plan provides for grants of immediately exercisable options; however, the Company has the right to repurchase any unvested common stock upon the termination of employment at the original exercise price.

In addition to the 1999 Plan, the Company maintains the 2004 Equity Incentive Plan, 2004 Employee Stock Purchase Plan and the 2004 Outside Directors Stock Plan. These plans, other than the 2004 Outside Directors Plan, provide for annual automatic increases on February 1 to the shares reserved for issuance based on the lesser of (i) a specific percentage of the total number of shares outstanding at year end; (ii) a fixed number of shares; or (iii) a lesser number of shares set by the Company’s Board of Directors, all as specified in the respective plans. On February 1, 2005, 5,000,000 additional shares were reserved under the 2004 Equity Incentive Plan pursuant to the automatic increase. The 2004 Employee Stock Purchase Plan will not be implemented unless and until the Company’s Board of Directors authorizes the commencement of one or more offerings under the plan. No offering periods have been authorized to date.

Options issued under the Company’s stock option plans are generally for periods not to exceed 10 years and are issued at fair value of the shares of common stock on the date of grant as determined by the trading price of such stock on the New York Stock Exchange. Grants made pursuant to the 2004 Equity Incentive Plan generally do not provide for the immediate exercise of options.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Stock option activity for the six months ended July 31, 2005 is as follows:

	Shares Available for Grant	Options Outstanding
		Outstanding Stock Options	Weighted- Average Exercise Price
Balance as of January 31, 2005	2,759,305	17,365,589	$5.74
Increase in options authorized:
2004 Equity Incentive Plan	5,000,000	—	—
Options granted under all plans	(2,692,250)	2,692,250	18.43
Stock grants to a board member for board services	(10,000)	—	—
Exercised	—	(2,419,511)	3.02
Cancelled	1,189,189	(1,189,189)	7.61
Repurchased	25,123	—	—

Balance as of July 31, 2005	6,271,367	16,449,139	$8.09

At July 31, 2005, options to purchase 4,920,211 shares were vested at a weighted average exercise price of $2.75 per share.

As of July 31, 2005, 286,041 shares issued pursuant to exercises of options issued under the 1999 Plan remained subject to repurchase.

For the six months ended July 31, 2005, the Company reversed deferred stock-based compensation related to the cancellation of options for terminated employees in the amount of $370,000. The Company amortized $1,505,000 of the deferred stock-based compensation during the six months ended July 31, 2005. The compensation expense is being recognized on a straight-line basis over the option-vesting period of four years.

The following table summarizes information about stock options outstanding as of July 31, 2005:

Range of Exercise Prices	Options Outstanding
	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
$0.03 to $0.95	692,688	5.13	$0.30
$1.10	2,938,358	7.06	1.10
$1.25 to $2.00	180,572	5.31	1.84
$2.50	3,383,054	7.90	2.50
$4.00 to $6.00	949,305	8.24	4.83
$8.00	2,473,242	8.65	8.00
$12.77 to $22.64	5,831,920	9.53	16.53

	16,449,139		$8.09

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Common Stock

The following shares of common stock are available for future issuance at July 31, 2005:

Options outstanding	16,449,139
Warrants outstanding	823,089
Stock available for future grant:
1999 Stock Option Plan	1,538,337
2004 Equity Incentive Plan	3,755,530
2004 Employee Stock Purchase Plan	1,000,000
2004 Outside Directors Stock Plan	977,500

24,543,595

During the six months ended July 31, 2005, a board member received stock grants for a total of 10,000 shares of common stock for board services pursuant to the terms described in the 2004 Outside Directors Plan.

4. Commitments and Contingencies

Letters of Credit

As of July 31, 2005, the Company had a total of $3.9 million in letters of credit outstanding in favor of its landlords for office space in San Francisco, California and Switzerland. Of these letters of credit, $3.3 million are collateralized by certificates of deposit maintained at a granting financial institution.

These letters of credit renew annually and mature at various dates through May 2012.

Leases

The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates through June 2013.

In March 2005, the Company entered into an agreement with its primary landlord that released it from a portion of the future obligations associated with the remaining 4,000 square feet of San Francisco office space that was abandoned in December 2001 in exchange for an agreement to lease additional space elsewhere in the building at fair value. Accordingly, the Company recorded a $285,000 credit to reflect the reversal of a portion of the accrual that was directly related to the previously abandoned space.

The following table sets forth the lease abandonment activity since January 31, 2005:

Liability balance at January 31, 2005	$1,531,000
Charges utilized, net of subtenant income of $9,600	(190,000)
Reversals	(285,000)

Liability balance at July 31, 2005	$1,056,000

In March 2005, in connection with the office lease modification described above, and separately in May 2005, the Company leased additional office space in San Francisco. The terms of these lease agreements are through June 2013. As of July 31, 2005, the future incremental minimum lease payments are as follows: $776,000 for the remainder of fiscal 2006, $2,809,000 in fiscal 2007, $3,830,000 in fiscal 2008, $3,888,000 in fiscal 2009, $3,948,000 in fiscal 2010 and a total of $14,322,000 thereafter.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The Company recently obtained additional data center capacity on both the west and east coasts and is in the process of upgrading its new development and test data center. The Company expects these resources to be on-line at various dates during fiscal 2006. For these resources, the Company’s principal commitments consist of obligations under operating leases for the facilities and computer equipment and contracts for certain services. As of July 31, 2005, the future minimum payments under these commitments were as follows: $9,793,000 for the remainder of fiscal 2006, $19,109,000 in fiscal 2007, $13,318,000 in fiscal 2008 and $4,643,000 in fiscal 2009.

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

On August 6, 2004, a shareholder derivative action was filed in the Superior Court of the State of California, San Francisco County, entitled Borrelli v. Benioff, et al., against the Company’s Chief Executive Officer, its Chief Financial Officer and members of its Board of Directors alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment under state common law. Subsequently, a substantially similar complaint was filed in the same court based on the same facts and allegations, entitled Johnson v. Benioff, et al. The two actions have been consolidated under the caption Borrelli v. Benioff, Case No. CGC-04-433615 (Cal. Super. Ct., S.F. Cty.). On October 5, 2004, plaintiffs filed a consolidated complaint, which is based upon the same facts and circumstances as alleged in the shareholder class action discussed above, and asserts that the defendants breached their fiduciary duties by making or failing to prevent salesforce.com, inc. and its management from making statements or omissions that potentially subject the Company to liability and injury to its reputation. The action seeks damages on behalf of salesforce.com in an unspecified amount, among other forms of legal and equitable relief. Salesforce.com is named solely as a nominal defendant against which no recovery is sought. The plaintiff shareholders made no demand upon the

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Board of Directors prior to filing these actions. The deadline for defendants to respond to the consolidated complaint is September 29, 2005. The derivative action is still in the preliminary stages, and it is not possible for the Company to quantify the extent of potential liability to the individual defendants, if any. Management does not believe that the lawsuits have any merit and intends to defend the actions vigorously.

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

In addition to the resource sharing with the Foundation, the Company issued the Foundation warrants in August 2002 to purchase 500,000 shares of common stock. Through July 31, 2005, the Foundation has exercised 250,000 of these warrants. Additionally, the Company has donated subscriptions to the Company’s service to other qualified non-profit organizations. The fair value of these donated subscriptions is currently approximately $600,000 per month. The Company plans to continue providing free subscriptions to qualified non-profit organizations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our plan to build our business, our plans for additional data center capacity and upgrading our new development and test data center and the related expenses, our anticipated growth, trends in our business, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the potential impact of current or any future litigation, the potential availability of tax assets in the future and related matters, the impact of the new accounting pronouncement to expense stock options and the sufficiency of our capital resources, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors Which May Impact Future Operating Results” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

In order to increase our revenues and take advantage of our market opportunity, we will need to continue to add substantial numbers of paying subscriptions. We define paying subscriptions as unique user accounts, purchased by customers for use by their employees and other customer-authorized users that have not been suspended for non-payment and for which we are recognizing subscription revenue. The number of our paying subscribers increased from approximately 30,000 as of February 1, 2001 to approximately 308,000 as of July 31, 2005. We plan to re-invest our revenues for the foreseeable future by expanding our data center capacity and upgrading our new development and test data center; hiring additional personnel, particularly in marketing and sales; expanding our domestic and international selling and marketing activities; increasing our research and development activities to upgrade and extend our service offerings and to develop new services and technologies; expanding the number of locations around the world where we conduct business; adding to our infrastructure to support our growth; and expanding our operational systems to manage a growing business.

As our revenues increase, we expect marketing and sales costs, which were 51 percent of our total revenues for the six months ended July 31, 2005 and 57 percent of our total revenues for the same period a year ago, to continue to represent a substantial portion of total revenues in the future as we seek to add and manage more paying subscribers, build brand awareness and increase the number of marketing events that we sponsor.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2006, for example, refer to the fiscal year ended January 31, 2006.

Sources of Revenues

We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our on-demand application service, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) related professional services and other revenues. Other revenues consist primarily of training fees. Subscription and support revenues accounted for 91 percent of our total revenues during the six months ended July 31, 2005 and 89 percent during the same period a year ago. Subscription revenues are driven primarily by the number of paying subscribers of our service and the subscription price of our service. None of our customers accounted for more than 5 percent of our revenues during the three and six month periods ended July 31, 2005 and 2004.

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

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of subscription and support revenues primarily consists of expenses related to hosting our service and providing support, the costs of the additional data center capacity that we obtained, depreciation or operating lease expense associated with computer equipment, costs associated with website development activities, allocated overhead and amortization expense associated with capitalized software. To date, the amortization expense associated with capitalized software has not been material to our cost of revenues. We allocate overhead such as rent and occupancy charges, employee benefit costs and taxes to all departments based on headcount. As such, general overhead expenses are reflected in each cost of revenue and operating expense category. Cost of professional services and other revenues consists primarily of employee-related costs associated with these services, the cost of subcontractors and allocated overhead. The cost associated with providing professional services is significantly higher as a percentage of revenue than for our on-demand subscription service due to the labor costs associated with providing consulting services.

To the extent that our customer base grows, we intend to continue to invest additional resources in our on-demand application service and in our consulting services. The timing of these additional expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in a particular quarterly period. For example, we plan to increase the number of employees who are fully dedicated to consulting services. We have also obtained additional data center capacity on both the west and east coasts in the United States. We expect these resources to be on-line at various dates during fiscal 2006 and we expect the annual cost of these resources to be significant.

Research and Development. Research and development expenses consist primarily of salaries and related expenses, the costs of upgrading our new development and test data center and allocated overhead. We have historically focused our research and development efforts on increasing the functionality and enhancing the ease of use of our on-demand application service. Our proprietary, scalable and secure multi-tenant architecture enables us to provide all of our customers with a service based on a single version of our application. As a result, we do not have to maintain multiple versions, which enables us to have relatively low research and development expenses as compared to traditional enterprise software companies. We expect that in the future, research and development expenses will increase in absolute dollars as we upgrade and extend our service offerings and develop new technologies.

We are also in the process of upgrading our new development and test data center. We expect the annual cost of the data center to be significant.

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

General and Administrative. General and administrative expenses consist of salaries and related expenses for finance and accounting, human resources and management information systems personnel, legal costs, professional fees, other corporate expenses and allocated overhead. We expect that in the future, general and administrative expenses will increase in absolute dollars as we add personnel and incur additional professional fees and insurance costs related to the growth of our business, international expansion and operations as a public company, including the cost of our first year of compliance with Section 404 of the Sarbanes-Oxley Act.

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

Joint Venture

In December 2000, we established a Japanese joint venture, Kabushiki Kaisha salesforce.com, with SunBridge, Inc., a Japanese corporation, to assist us with our sales efforts in Japan. As of July 31, 2005, we owned a 63 percent interest in the joint venture. Because of this majority interest, we consolidate the venture’s financial results, which are reflected in each revenue, cost of revenues and expense category in our consolidated statement of operations. We then record minority interest, which reflects the minority investors’ interest in the venture’s results. Through July 31, 2005, the operating performance and liquidity requirements of the Japanese joint venture had not been significant. While we plan to expand our selling and marketing activities in Japan in order to add new customers, we believe the future operating performance and liquidity requirements of the Japanese joint venture will not be significant.

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations we defer the direct costs of the consulting arrangement and amortize those costs over the same time period as the consulting revenue is recognized. The deferred cost on our consolidated balance sheet totaled $1,156,000 at July 31, 2005 and $874,000 at January 31, 2005.

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

During the six months ended July 31, 2005, we deferred $7.6 million of commission expenditures and we amortized $6.7 million to sales expense. During the six months ended July 31, 2004, we deferred $5.8 million of commission expenditures and we amortized $7.5 million to sales expense. Deferred commissions on our consolidated balance sheet totaled $10.5 million at July 31, 2005 and $9.6 million at January 31, 2005.

Accounting for Stock-Based Awards. We recorded deferred stock-based compensation charges in the amount by which the exercise price of an option is less than the deemed fair value of our common stock at the date of grant. We have elected not to record stock-based compensation expense when employee stock options are awarded at exercise prices equal to the deemed fair value of our common stock at the date of grant. Prior to the establishment of a public market for our stock in June 2004, our board of directors determined the fair value of our common stock based upon several factors, including, but not limited to, our operating and financial performance, private sales of our common and preferred stock between third parties, issuances of convertible preferred stock and appraisals performed by an appraisal firm. The fair value of our common stock is now determined by the trading price of our stock on the New York Stock Exchange.

We amortize the deferred compensation charges ratably over the four-year vesting period of the underlying option awards. As of July 31, 2005, we had an aggregate of $4.0 million of deferred stock-based compensation remaining to be amortized. We currently expect this deferred stock-based compensation balance to be amortized as follows: $1.3 million during the remainder of fiscal 2006; $1.9 million during fiscal 2007; $0.7 million during fiscal 2008 and $100,000 during fiscal 2009.

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

In the past, we have awarded a limited number of stock options and warrants to non-employees. For these options and warrants, we recognize stock-based compensation expense over the vesting periods of the underlying awards, based on an estimate of their fair value on the vesting dates using the Black-Scholes option-pricing model. As of July 31, 2005, we had recognized compensation expense on all options and warrants issued to non-employees except for options for 50,000 shares of our common stock, all of which will fully vest by July 2007 and have an exercise price of $2.50 per share.

Accounting for Income Taxes. We account for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities and for net operating loss and tax credit carryforwards. Historically, we have recorded a full valuation allowance to reserve for the benefit of our deferred tax assets due to the uncertainty of being able to realize these benefits.

If our positive trend of earnings continues, it is likely that the valuation allowance will be reversed at some point in the future. However, we cannot predict in which quarter this will occur.

Results of Operations

The following tables set forth selected data for each of the periods indicated and are in thousands, except customer and subscriber data. All data is unaudited.

	Three months ended July 31,		Six months ended July 31,
	2005	2004	2005	2004
	(unaudited)
Revenues:
Subscription and support	$65,638	$36,017	$123,828	$67,133
Professional services and other	6,305	4,564	12,292	8,287

Total revenues	71,943	40,581	136,120	75,420

Cost of revenues:
Subscription and support	8,013	2,699	13,349	4,981
Professional services and other	8,224	5,483	14,853	9,564

Total cost of revenues	16,237	8,182	28,202	14,545

Gross profit	55,706	32,399	107,918	60,875
Operating expenses:
Research and development	5,470	2,074	9,772	4,201
Marketing and sales	34,688	22,525	69,190	42,940
General and administrative	11,355	6,635	20,778	12,208
Lease recovery	—	—	(285)	—

Total operating expenses	51,513	31,234	99,455	59,349
Income from operations	4,193	1,165	8,463	1,526
Interest income	1,724	353	3,178	497
Interest expense	(31)	(5)	(44)	(6)
Other income	666	5	710	25

Income before provision for income taxes and minority interest	6,552	1,518	12,307	2,042
Provision for income taxes	1,310	202	2,461	272

Income before minority interest	5,242	1,316	9,846	1,770
Minority interest in consolidated joint venture	(202)	(146)	(426)	(163)

Net income	$5,040	$1,170	$9,420	$1,607

In addition to the statement of operations data above:

Cash flow provided by operating activities	$14,072	$14,935	$31,982	$21,594

	As of
	July 31, 2005	January 31, 2005	July 31, 2004
Balance sheet data:
Cash, cash equivalents and marketable securities	$232,710	$205,938	$172,627
Deferred revenue	117,311	95,900	61,557
Customer and subscriber data:
Approximate number of customers	16,900	13,900	11,100
Approximate number of paying subscriptions (1)	308,000	227,000	168,000

(1)	Paying subscriptions are defined as unique user accounts, purchased by customers for use by their employees and other customer-authorized users that have not been suspended for non-payment and for which we are recognizing subscription revenue.

	Three months ended July 31,		Six months ended July 31,
	2005	2004	2005	2004
Revenues by geography:
Americas	$57,689	$32,506	$108,601	$60,842
Europe	10,038	5,828	19,421	10,460
Asia Pacific	4,216	2,247	8,098	4,118

	$71,943	$40,581	$136,120	$75,420

Cost of revenues and operating expenses include the following amounts related to stock-based awards.

	Three months ended July 31,		Six months ended July 31,
	2005	2004	2005	2004
Stock-based expenses:
Cost of revenues	$160	$187	$310	$357
Research and development	91	80	179	169
Marketing and sales	365	408	727	822
General and administrative	322	425	578	629

	$938	$1,100	$1,794	$1,977

The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Three months ended July 31,		Six months ended July 31,
	2005	2004	2005	2004
Revenues:
Subscription and support	91%	89%	91%	89%
Professional services and other	9	11	9	11

Total revenues	100	100	100	100

Cost of revenues:
Subscription and support	11	6	10	6
Professional services and other	12	14	11	13

Total cost of revenues	23	20	21	19

Gross profit	77	80	79	81
Operating expenses:
Research and development	7	5	7	6
Marketing and sales	48	56	51	57
General and administrative	16	16	15	16
Lease abandonment recovery	—	—	—	—

Total operating expenses	71	77	73	79
Income from operations	6	3	6	2
Interest income	2	1	2	1
Interest expense	—	—	—	—
Other income	1	—	1	—

Income before provision for income taxes and minority interest	9	4	9	3
Provision for income taxes	(2)	(1)	(2)	(1)

Income before minority interest	7	3	7	2
Minority interest in consolidated joint venture	—	—	—	—

Net income	7%	3%	7%	2%

	Three months ended July 31,		Six months ended July 31,
	2005	2004	2005	2004
Revenues by geography:
Americas	80%	80%	80%	81%
Europe	14	14	14	14
Asia Pacific	6	6	6	5

	100%	100%	100%	100%

	Three months ended July 31,		Six months ended July 31,
	2005	2004	2005	2004
Stock-based expenses:
Cost of revenues	—%	1%	—%	1%
Research and development	—	—	—	—
Marketing and sales	1	1	1	1
General and administrative	—	1	—	1

	1%	3%	1%	3%

Overview of Results of Operations for the Three Months Ended July 31, 2005

Revenues during the three months ended July 31, 2005 were $71.9 million, an increase of 77 percent over the same period a year ago. The total number of paying subscribers increased to approximately 308,000 as of July 31, 2005 from approximately 168,000 as of July 31, 2004.

Our gross profit during the three months ended July 31, 2005 was $55.7 million, or 77 percent of revenues, and operating income was $4.2 million. Operating income for the period included a non-cash stock-based expense of $938,000, which consisted primarily of the amortization of our deferred stock-based compensation. During the same period a year ago, we generated a gross profit of $32.4 million, or 80 percent of revenues, and had operating income of $1.2 million. Operating income during the three months ended July 31, 2004 also included $1.1 million of non-cash stock-based expense.

During the three months ended July 31, 2005, we continued to incur substantial costs and operating expenses related to the expansion of our business. We incurred costs related to adding data center capacity and upgrading our new development and test data center. Additionally, we added sales personnel to focus on adding new customers and increasing the penetration within our existing customer base, professional services personnel to support our consulting services, and developers to broaden and enhance our on-demand service.

During the three months ended July 31, 2005, we generated $14.1 million of cash from operating activities, as compared to $14.9 million during the same period a year ago. At July 31, 2005, we had cash, cash equivalents and marketable securities of $232.7 million, as compared to $172.6 million at July 31, 2004, accounts receivable of $50.2 million at July 31, 2005, as compared to $29.9 million at July 31, 2004, and deferred revenue of $117.3 million at July 31, 2005, as compared to $61.6 million at July 31, 2004.

Three Months Ended July 31, 2005 and 2004

Revenues. Total revenues were $71.9 million for the three months ended July 31, 2005, compared to $40.6 million during the same period a year ago, an increase of $31.3 million, or 77 percent. Subscription and support revenues were $65.6 million, or 91 percent of total revenues, for the three months ended July 31, 2005, compared to $36.0 million, or 89 percent of total revenues, during the same period a year ago. The increase in subscription and support revenues was due primarily to the increase in the number of paying subscribers to approximately

308,000 as of July 31, 2005 from approximately 168,000 as of July 31, 2004. Professional services and other revenues were $6.3 million, or 9 percent of total revenues, for the three months ended July 31, 2005, compared to $4.6 million, or 11 percent of total revenues, for the same period a year ago. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of paying subscribers and customers.

Revenues in Europe and Asia Pacific accounted for $14.3 million, or 20 percent of total revenues, during the three months ended July 31, 2005, compared to $8.1 million, or 20 percent of total revenues, during the same period a year ago, an increase of $6.2 million, or 77 percent. The increase in revenues outside of the Americas was the result of our efforts to expand the number of locations around the world where we conduct business and our international selling and marketing activities.

Cost of Revenues. Cost of revenues was $16.2 million, or 23 percent of total revenues, during the three months ended July 31, 2005, compared to $8.2 million, or 20 percent of total revenues, during the same period a year ago, an increase of $8.0 million. The increase in absolute dollars was comprised of an increase of $3.4 million in employee-related costs, primarily all of which was due to the 57 percent increase in the headcount of our professional services organization since July 31, 2004, an increase of $2.3 million in service delivery costs, primarily due to our efforts in adding data center capacity, an increase of $700,000 in outside subcontractor and other service costs and an increase of $1.4 million in allocated overhead charges. The cost of the additional professional services headcount resulted in the cost of professional services and other revenues to be in excess of the related revenue during the three months ended July 31, 2005 by $1.9 million. We increased the professional services headcount in order to meet the anticipated demand for our consulting and training services as our subscriber base has expanded.

Research and Development. Research and development expenses were $5.5 million, or 7 percent of total revenues, during the three months ended July 31, 2005, compared to $2.1 million, or 5 percent of total revenues, during the same period a year ago, an increase of $3.4 million. The increase in absolute dollars was primarily due to an increase of $1.9 million in employee-related costs, an increase of $700,000 in equipment and service costs primarily due to upgrading our new development and test data center and a $400,000 increase in allocated overhead charges. We increased our research and development headcount by 106 percent since July 31, 2004 in order to upgrade and extend our service offerings and develop new technologies. During the three months ended July 31, 2005, we capitalized $150,000 in development costs associated with our recent release in June 2005 and the next planned release.

Marketing and Sales. Marketing and sales expenses were $34.7 million, or 48 percent of total revenues, during the three months ended July 31, 2005, compared to $22.5 million, or 56 percent of total revenues, during the same period a year ago, an increase of $12.2 million. The increase in absolute dollars was primarily due to an increase of $8.9 million in employee-related costs, $300,000 in marketing spending related to new service offerings and a $2.6 million increase in allocated overhead. Our marketing and sales headcount increased by 76 percent since July 31, 2004 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative. General and administrative expenses were $11.4 million, or 16 percent of total revenues, during the three months ended July 31, 2005, compared to $6.6 million, or 16 percent of total revenues, during the same period a year ago, an increase of $4.8 million. The increase was due to an increase of $6.0 million in employee-related costs, $1.3 million in professional and outside service costs and $1.0 million in infrastructure-related costs, which were offset by $4.4 million in increased allocated charges to non-general and administrative departments. Our general and administrative headcount increased by 94 percent since July 31, 2004 as we added personnel to support our growth.

Operating Income. Operating income during the three months ended July 31, 2005 was $4.2 million. During the same period a year ago, it was $1.2 million. The increase was primarily due to the increase in revenues, most of which was re-invested in an effort to expand our business.

Income from operations outside of the Americas, excluding intercompany transactions, was $3.3 million during the three months ended July 31, 2005 and $479,000 during the same period a year ago. The continued investment outside of the Americas were due to our efforts in expanding the number of locations where we conduct business and expanding our international selling and marketing activities.

Interest Income. Interest income consists of investment income on cash and marketable securities balances. During the three months ended July 31, 2004, interest income also included the interest income on outstanding loans made to individuals who early exercised their stock options. None of these individuals was an executive officer or director of the Company and all of them repaid their loan balances by February 28, 2005. Interest income was $1.7 million during the three months ended July 31, 2005 and was $353,000 during the same period a year ago. The increase was primarily due to increased marketable securities balances resulting from the proceeds from the sale of our common stock in our initial public offering in June 2004 and cash generated by operating activities since July 31, 2004.

Other Income. Other income was $666,000 during the three months ended July 31, 2005, compared to other income of $5,000 during the same period a year ago. The increase in other income was primarily due to increased gains on foreign currency transactions.

Provision for Income Taxes. We recorded a provision for income tax expense of $1.3 million for the three months ended July 31, 2005 as compared to a provision for income tax expense of $202,000 during the same period a year ago. The fiscal 2006 provision for income taxes consists of amounts accrued for our domestic federal alternative minimum tax and state income tax liability as well as our foreign income tax expense.

We believe that our fiscal 2006 effective tax rate will be approximately 20 percent, unless the valuation allowance reserve is reversed in fiscal 2006. This effective tax rate differs from the statutory rate primarily due to domestic loss carryovers net of losses in foreign jurisdictions for which no benefit can be recognized for the full year. It is based on the projected mix of full-year income in each tax jurisdiction in which we operate and the related income tax expense in each jurisdiction. These actual results could vary from those projected. The tax expense or benefit for significant unusual items or tax exposure items are treated as discrete items in the interim period in which the events occur.

Historically, we have recorded a full valuation allowance to reserve for the benefit of our deferred tax assets due to the uncertainty of being able to realize these benefits. If our positive trend of earnings continues, it is likely that the valuation allowance will be reversed at some point in the future. However, we cannot predict in which quarter this will occur.

Six Months Ended July 31, 2005 and 2004

Revenues. Total revenues were $136.1 million for the six months ended July 31, 2005, compared to $75.4 million during the same period a year ago, an increase of $60.7 million, or 80 percent. Subscription and support revenues were $123.8 million, or 91 percent of total revenues, for the six months ended July 31, 2005, compared to $67.1 million, or 89 percent of total revenues, for the same period a year ago. The increase in subscription and support revenues was due primarily to the increase in the number of paying subscribers. Professional services and other revenues were $12.3 million, or 9 percent of total revenues, for the six months ended July 31, 2005, compared to $8.3 million, or 11 percent of total revenues, for the same period a year ago. The increase in professional service and other revenues was due primarily to the higher demand for services from an increasing number of paying subscribers and customers.

Revenues in Europe and Asia Pacific accounted for $27.5 million, or 20 percent of total revenues, during the six months ended July 31, 2005, compared to $14.6 million, or 19 percent of total revenues, during the same period a year ago, an increase of $12.9 million, or 89 percent. The increase in revenues outside of the Americas was the result of our efforts to expand the number of locations around the world where we conduct business and the expansion of our international selling and marketing activities.

Cost of Revenues. Cost of revenues was $28.2 million, or 21 percent of total revenues, during the six months ended July 31, 2005, compared to $14.5 million, or 19 percent of total revenues, during the same period a year ago, an increase of $13.7 million. The increase in absolute dollars was primarily due to an increase of $6.3 million in employee-related costs, most of which was due to the 44 percent increase in the headcount of our professional services organization since January 31, 2005, an increase of $3.2 million in service delivery costs, primarily due to our efforts in adding data center capacity, an increase of $1.1 million in outside subcontractor and other service costs and an increase of $2.4 million in allocated overhead. We increased the professional services headcount in order to meet the higher demand for our consulting and training services as our customer base has expanded.

Research and Development. Research and development expenses were $9.8 million, or 7 percent of total revenues, during the six months ended July 31, 2005, compared to $4.2 million, or 6 percent of total revenues, during the same period a year ago, an increase of $5.6 million. The increase in absolute dollars was primarily due to an increase of $3.5 million in employee-related costs, an increase of $1.1 million in equipment and service costs primarily due to upgrading our new development and test data center and an increase of $750,000 in allocated overhead. We increased our research and development headcount by 46 percent since January 31, 2005 to upgrade and extend our service offerings and develop new technologies.

Marketing and Sales. Marketing and sales expenses were $69.2 million, or 51 percent of total revenues, during the six months ended July 31, 2005, compared to $42.9 million, or 57 percent of total revenues, during the same period a year ago, an increase of $26.3 million. The increase in absolute dollars was primarily due to an increase of $16.8 million in employee-related costs, $4.1 million in increased marketing event costs and advertising and $4.7 million in allocated overhead. Our marketing and sales headcount increased by 35 percent since January 31, 2005 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative. General and administrative expenses were $20.8 million, or 15 percent of total revenues, during the six months ended July 31, 2005, compared to $12.2 million, or 16 percent of total revenues, during the same period a year ago, an increase of $8.6 million. The increase in absolute dollars was due to an increase of $10.9 million in employee-related costs, an increase of $2.1 million in professional and outside service costs and an increase of $2.7 million in infrastructure costs, which were offset by $7.9 million in increased allocated charges to non-general and administrative departments. Our general and administrative headcount increased by 37 percent since January 31, 2005 as we added personnel to support our growth.

Lease Recovery. The lease recovery of $285,000, which occurred during the first quarter of fiscal 2006, was due to the reduction in accruals associated with the San Francisco, California office space that we abandoned in December 2001. In March 2005, we entered into an agreement with our primary landlord that released us from a portion of the future obligations associated with the remaining space abandoned in exchange for an agreement to lease additional space elsewhere in the building at fair value. Accordingly, we recorded a $285,000 credit to reflect the reversal of a portion of the accrual that was directly related to this space.

Operating Income. Operating income during the six months ended July 31, 2005 was $8.5 million as compared to $1.5 million during the same period a year ago. The increase in operating income was primarily due to an increase in revenues, most of which was re-invested in an effort to expand our business.

Income from operations outside of the Americas, excluding intercompany transactions, was $5.2 million during the six months ended July 31, 2005 and was $360,000 during the same period a year ago. The continued investments outside of the Americas were due to our efforts to expand the number of locations where we conduct business and to expand our international selling and marketing activities.

Interest Income. Interest income was $3.2 million during the six months ended July 31, 2005, compared to $497,000 during the same period a year ago, an increase of $2.7 million. The increase was primarily due to investment earnings on higher cash and marketable securities balances.

Interest Expense. Interest expense consists of interest on our capital lease obligations.

Other Income. Other expense was $710,000 during the six months ended July 31, 2005, compared to other income of $25,000 during the same period a year ago. The increase in other expense was due to increased gains on foreign currency transactions.

Provision for Income Taxes. We recorded a provision for income tax expense of $2.5 million for the six months ended July 31, 2005. This provision for income taxes consists of amounts accrued for our estimated fiscal 2006 domestic federal alternative minimum tax and state income tax liability as well as an estimate of our foreign income tax expense.

Liquidity and Capital Resources

At July 31, 2005, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $232.7 million and accounts receivable of $50.2 million.

Net cash provided by operating activities was $32.0 million during the six months ended July 31, 2005 and $21.6 million during the same period a year ago. The improvement in cash flow was due primarily to the increased number of paying subscribers to our service. Cash provided by operating activities has historically been affected by sales of subscriptions and support and professional services, changes in working capital accounts, particularly increases in accounts receivable and deferred revenue and the timing of commission and bonus payments, and add-backs of non-cash expense items such as depreciation and amortization and the expense associated with stock-based awards.

Net cash used in investing activities was $50.7 million during the six months ended July 31, 2005 and $86.2 million during the same period a year ago, which included the investment of most of the proceeds from our initial public offering in June 2004. The net cash used in investing activities during the six months ended July 31, 2005 primarily related to the investment of excess cash, the change in restricted cash balances and capital expenditures associated with the purchase of software licenses, computer equipment and furniture and fixtures as we have expanded our infrastructure and work force.

In February 2005, we obtained additional software licenses for use in our business operations at a cost of $8.8 million, which included the cost for support for the first year of the license agreement. Additionally, we recently obtained additional data center capacity and are in the process of upgrading our new development and test data center. We expect these resources to be on-line at various dates during fiscal 2006. While the costs for these will be significant over the next several years, most of the capital expenditures for the additional data center capacity and upgrade of our new development and test data center are being leased so there will not be a significant impact on our liquidity during the remainder of fiscal 2006. For these resources, our principal commitments consist of obligations under operating leases for the facilities and computer equipment and contracts for certain services. At July 31, 2005, the future minimum payments under these commitments were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Next 6 months	Fiscal 2007 to 2009
Operating lease obligations:
Facilities	$8,126	$2,648	$5,478
Computer equipment	38,217	6,833	31,384
Contracts for services	520	312	208

Our agreements for the facilities and certain services provide us with the option to renew. Our future contractual obligations would change if we exercised these options.

Net cash provided by financing activities was $7.8 million during the six months ended July 31, 2005 and $115.3 million during the same period a year ago. In June 2004, we completed the sale of 11.5 million shares of common stock during our initial public offering. The net proceeds from the initial public offering were $113.8 million. During the six months ended July 31, 2005, the $7.4 million of proceeds from the exercise of employee stock options and warrants and the $727,000 of proceeds from the collection of notes receivable from shareholders were offset by principal payments on capital lease obligations.

In March 2005, in connection with the office lease modification described above, and separately in May 2005, we leased additional office space in San Francisco, California. The terms of these agreements are through June 2013. As of July 31, 2005, the future incremental minimum lease payments are as follows: $776,000 for the remainder of fiscal 2006, $2,809,000 in fiscal 2007, $3,830,000 in fiscal 2008, $3,888,000 in fiscal 2009, $3,948,000 in fiscal 2010 and a total of $14,322,000 thereafter.

As of July 31, 2005, we have a total of $3.9 million in letters of credit outstanding in favor of our landlords for office space in San Francisco, California and Switzerland. Of these letters of credit, $3.3 million are collateralized by certificates of deposit maintained at a granting financial institution. To date, no amounts have been drawn against the letters of credit, which renew annually and mature at various dates through May 2012.

We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. Additionally, we currently do not have a bank line of credit.

We believe our existing cash, cash equivalents and short-term marketable securities and cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new services and enhancements to existing services, the timing of capital expenditures and expenses associated with Web hosting and the continuing market acceptance of our services. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. From time to time, we may enter into arrangements to acquire or invest in complementary businesses, services or technologies, which may require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

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

Additionally, SFAS 123R requires the tax benefits from employee stock plans to be classified as a financing activity in the consolidated statement of cash flows. We currently classify these tax benefits as a source of cash provided by operating activities. These benefits totaled $1.9 million during the six months ended July 31, 2005 and zero for the comparable period a year ago.

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

Interruptions or delays in service from our third-party Web hosting facilities could impair the delivery of our service and harm our business.

We provide our service through computer hardware that is currently located in a third-party Web hosting facility in California. We do not control the operation of this facility, and it is subject to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. It is also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at the facility, the occurrence of a natural disaster or an act of terrorism, a decision to close the facility without adequate notice or other unanticipated problems at the facility could result in lengthy interruptions in our service. In addition, the failure by the third-party facility to provide our required data communications capacity could result in interruptions in our service. We have an agreement with SunGard Data Systems, a provider of availability services, to provide access to a geographically remote disaster recovery facility that would provide us access to hardware, software and Internet connectivity in the event the third-party facility becomes unavailable. Even with this disaster recovery arrangement, however, our service would be interrupted during the transition Also, as we continue to add data center capacity, we may move or transfer data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Further, any damage to, or failure of, our systems generally could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates. Our business will be harmed if our customers and potential customers believe our service is unreliable.

If we experience significant fluctuations in our operating results and rate of growth and fail to balance our expenses with our revenue and earnings expectations, our results would be harmed and our stock price may fall rapidly and without advance notice.

Due to our limited operating history, our evolving business model and the unpredictability of our emerging industry, we may not be able to accurately forecast our rate of growth. For example, in the last twelve fiscal quarters, we have recorded quarterly operating income of as much as $4.3 million and quarterly operating losses of as much as $4.9 million. We base our current and future expense levels and our investment plans on estimates of future revenue and future rate of growth. Our expenses and investments are, to a large extent, fixed and we expect that these expenses will increase in the future. We may not be able to adjust our spending quickly enough if our revenue falls short of our expectations.

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

Our quarterly operating results are likely to fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Some of the important factors that could cause our revenues and operating results to fluctuate from quarter to quarter include:

•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ requirements;

•	the renewal rates for our service;

•	changes in our pricing policies;

•	the introduction of new features to our service;

•	the rate of expansion and effectiveness of our sales force;

•	the length of the sales cycle for our service;

•	new product and service introductions by our competitors;

•	our success in selling our service to large enterprises;

•	variations in the revenue mix of editions of our service;

•	technical difficulties or interruptions in our service;

•	expenses related to obtaining additional data center capacity and upgrading our development and test data center;

•	changes in foreign currency exchange rates;

•	general economic conditions in our geographic markets;

•	the timing of additional investments in our on-demand application service and in our consulting service;

•	regulatory compliance costs;

•	payment defaults by customers; and

•	extraordinary expenses such as litigation or other dispute-related settlement payments.

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

We incurred significant losses in each fiscal quarter from our inception in February 1999 through fiscal 2003 and we generated small profits in fiscal 2005 and fiscal 2004. As we are a young company in an emerging market, we may not be able to maintain profitability and we may again incur significant operating losses in the future. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our revenue does not grow to offset these expected increased expenses, we will not continue to be profitable. You should not consider recent quarterly revenue growth as indicative of our future performance. In fact, in future quarters we may not have any revenue growth and our revenue could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance will be adversely affected.

If our security measures are breached and unauthorized access is obtained to a customer’s data, our service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant liabilities.

Our service involves the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, during transfer of data to additional data centers or at any time, and, as a result, someone obtains unauthorized access to one of our customers’ data, our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers.

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

As more of our sales efforts are targeted at larger enterprise customers, our sales cycle may become more time-consuming and expensive, we may encounter pricing pressure and implementation challenges, and we may have to delay revenue recognition on these customers, all of which could harm our business.

As we target more of our sales efforts at larger enterprise customers, we will face greater costs, longer sales cycles and less predictability in completing some of our sales. In this market segment, the customer’s decision to use our service may be an enterprise-wide decision and, if so, these types of sales would require us to provide greater levels of education to prospective customers regarding the use and benefits of our service. In addition, larger customers may demand more customization, integration services and features. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to individual customers, driving up costs and time required to complete sales and diverting sales and professional services resources to a smaller number of larger transactions, while at the same time requiring us to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met. In addition, larger enterprise customers may seek volume discounts and price concessions that could make these transactions less profitable.

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

Our current principal competitors include:

•	enterprise software application vendors including Amdocs Limited, E.piphany, Inc., which is in the process of being acquired by SSA Global Technologies, Inc., IBM Corporation, Microsoft Corporation, Oracle Corporation, SAP AG and Siebel Systems, Inc.;

•	packaged CRM software vendors, some of whom offer hosted services, such as BMC Software Corporation, FrontRange Solutions, Inc., Onyx Software Corp., Pivotal Corporation, which has been acquired by CDC Software Corporation, a subsidiary of chinadotcom corporation, and Sage Group plc;

•	on-demand CRM application service providers such as Siebel Systems, NetSuite, Inc., RightNow Technologies, Inc., and Salesnet, Inc.; and

•	enterprise application service providers including British Telecom and IBM.

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

If we are unable to develop enhancements to and new features for our existing service or acceptable new services that keep pace with rapid technological developments, our business will be harmed. The success of enhancements, new features and services such as Supportforce, Multiforce and Customforce depends on several factors, including the timely completion, introduction and market acceptance of the feature or edition. Failure in this regard may significantly impair our revenue growth. In addition, because our service is designed to operate on a variety of network hardware and software platforms using a standard browser, we will need to continuously modify and enhance our service to keep pace with changes in Internet-related hardware, software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements or in timely bringing them to market. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development expenses. Any failure of our service to operate effectively with future network platforms and technologies could reduce the demand for our service, result in customer dissatisfaction and harm our business.

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

Because we sell our service throughout the world, we are subject to risks and challenges that we would otherwise not face if we conducted our business only in the United States. For example, sales in Europe and Asia Pacific together represented approximately 20 percent of our total revenues during the six months ended July 31, 2005 and 19 percent of our total revenues during the six months ended July 31, 2004, and we intend to continue to expand our international sales efforts. The risks and challenges associated with sales to customers outside the United States include:

•	localization of our service, including translation into foreign languages and associated expenses;

•	laws and business practices favoring local competitors;

•	compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

•	foreign currency fluctuations, whose effects we may not be able to mitigate through our hedging program;

•	different pricing environments;

•	difficulties in staffing and managing foreign operations;

•	different or lesser protection of our intellectual property;

•	longer accounts receivable payment cycles and other collection difficulties; and

•	regional economic and political conditions.

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

In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted which could affect the market price of our stock. As a result, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects may be seriously harmed and the value of our common stock may decline.

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

Unanticipated changes in our tax rates could affect our future results.

We are subject to income taxes in the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions.

Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates and in the valuation of deferred tax assets and liabilities. Any increase in the effective tax rate could materially affect our net results.

Additionally, the carrying value of our deferred tax assets has been historically offset by a full valuation allowance. Our ability to realize the carrying value of our deferred tax assets is dependent on our ability to generate future taxable income in the taxing jurisdiction where the deferred tax asset was created. Should we conclude that it is more likely than not that the carrying value of the deferred tax assets will be utilized, we would reverse the valuation allowance and list the deferred tax assets on the balance sheet at its carrying value, which would result in a reduction in our income tax expense and could materially affect our net results. However, we cannot predict in which quarter this will occur.

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

The trading prices of the securities of technology companies have been highly volatile. Accordingly, the trading price of our common stock has been and is likely to continue to be subject to wide fluctuations. Further, our common stock has a limited trading history. Factors affecting the trading price of our common stock include:

•	variations in our operating results;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	market conditions in our industry, the industries of our customers and the economy as a whole; and

•	the occurrence of a natural disaster, catastrophic event, or act of terrorism in the locations where we conduct business that results in the destruction or disruption of our service and adversely affects our ability to conduct normal business operations.

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

We have entered into forward contracts to hedge short-term foreign exchange transaction exposures associated primarily with certain balance sheet exposures. The gain/loss from settling these contracts are offset by the loss/gain derived from the underlying balance sheet exposures.

Interest rate sensitivity

We had unrestricted cash, cash equivalents and marketable securities totaling $232.7 million at July 31, 2005. These amounts were invested primarily in money market funds and instruments, corporate notes and bonds, government securities and other debt securities with strong credit ratings. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes.

Our fixed-income portfolio is subject to interest rate risk. An immediate increase in interest rates of 100-basis points could result in higher interest income of $0.9 million offset by a principal reduction of $1.9 million for a net reduction of $1.0 million over a 12-month period. Similarly, a 100-basis point decrease could result in a decrease in interest income of $0.9 million and a principal increase of $1.9 million for a net increase of $1.0 million. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

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

On August 6, 2004, a shareholder derivative action was filed in the Superior Court of the State of California, San Francisco County, entitled Borrelli v. Benioff, et al., against the Company’s Chief Executive Officer, its Chief Financial Officer and members of its Board of Directors alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment under state common law. Subsequently, a substantially similar complaint was filed in the same court based on the same facts and allegations, entitled Johnson v. Benioff, et al. The two actions have been consolidated under the caption Borrelli v. Benioff, Case No. CGC-04-433615 (Cal. Super. Ct., S.F. Cty.). On October 5, 2004, plaintiffs filed a consolidated complaint, which is based upon the same facts and circumstances as alleged in the shareholder class action discussed above, and asserts that the defendants breached their fiduciary duties by making or failing to prevent salesforce.com, inc. and its management from making statements or omissions that potentially subject the Company to liability and injury to its reputation. The action seeks damages on behalf of salesforce.com in an unspecified amount, among other forms of legal and equitable relief. Salesforce.com is named solely as a nominal defendant against which no recovery is sought. The plaintiff shareholders made no demand upon the Board of Directors prior to filing these actions. The deadline for defendants to respond to the consolidated complaint is September 29, 2005. The derivative action is still in the preliminary stages, and it is not possible for the Company to quantify the extent of potential liability to the individual defendants, if any. Management does not believe that the lawsuits have any merit and intends to defend the actions vigorously.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. Securities Sold

Since May 1, 2005 we issued 125,000 shares of common stock upon the exercise of warrants held by the salesforce.com/foundation, commonly referred to as the Foundation, at an exercise price of $1.10 per share. Additionally, we issued 17,000 shares of common stock upon the net exercise of warrants held by Merrill Lynch, Pierce, Finner and Smith, Inc. at an exercise price of $1.75 per share.

b. Underwriters and Other Purchasers

Not applicable.

c. Consideration

We received cash proceeds of $137,500 from the exercise of the warrants held by the Foundation and we received no cash proceeds from the net exercise of the warrants held by Merrill Lynch.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2005 Annual Meeting of Stockholders was held on July 14, 2005. The following proposals were adopted as follows.

1.	To elect two Class I directors to serve for a term of three years and until their successors are duly elected and qualified:

	For	Withheld
Marc Benioff	94,331,155	299,673
Alan Hassenfeld	94,553,503	77,325

2.	To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for fiscal 2006:

For	Against	Abstain
94,586,241	38,326	6,261

Other directors whose term continued after the 2005 Annual Meeting of Stockholders include Craig Ramsey, Sanford R. Robertson, Stratton Sclavos and Larry Tomlinson.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

The Exhibits listed below are filed as part of this Form 10-Q.

Exhibit 3.1(1)	Restated Certificate of Incorporation of salesforce.com, inc.

Exhibit 3.2(1)	Amended and Restated Bylaws of salesforce.com, inc.

Exhibit 10.1	Office Lease dated as of June 23, 2000 between salesforce.com, inc. and TMG/One Market, L.P., and amendments thereto

Exhibit 10.2*(2)	Severance and Confidentiality Agreement and General and Special Release dated May 17, 2005 by and between salesforce.com, inc. and Patricia Sueltz

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s registration statement on Form S-1 (No. 333-111289) as filed with the Securities and Exchange Commission on April 20, 2004.
(2)	Incorporated by reference from the Company’s Form 8-K as filed with the Securities and Exchange Commission on May 19, 2005.
*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 19, 2005

salesforce.com, inc.

/s/ STEVE CAKEBREAD
Steve Cakebread Chief Financial Officer