Form 10-Q
period 2005-10-31
SALESFORCE COM INC
filed 2005-11-18
CIK 1108524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2005, there were approximately 108.3 million shares of the Registrant’s Common Stock outstanding.

salesforce.com, inc.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

salesforce.com, inc.

Condensed Consolidated Balance Sheets

(in thousands)

	October 31, 2005	January 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$87,355	$35,731
Short-term marketable securities	85,370	83,087
Accounts receivable, net	53,407	48,874
Deferred commissions	9,493	7,556
Deferred income taxes	3,239	—
Prepaid expenses and other current assets	6,000	3,467

Total current assets	244,864	178,715
Marketable securities, noncurrent	84,128	87,120
Restricted cash	—	3,191
Fixed assets, net	20,853	7,637
Deferred commissions, noncurrent	2,725	2,057
Deferred income taxes, noncurrent	3,219	—
Other assets	3,651	1,779

Total assets	$359,440	$280,499

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,868	$2,525
Accrued expenses and other current liabilities	38,640	32,467
Income taxes payable	1,632	216
Deferred revenue	127,110	95,900
Current portion of capital lease obligations	610	563

Total current liabilities	173,860	131,671
Capital lease obligations, net of current portion	340	721
Long-term lease abandonment liability and other	1,114	1,596
Minority interest	2,147	1,380

Total liabilities	177,461	135,368

Commitments and contingencies

Stockholders’ equity:
Common stock	108	105
Additional paid-in capital	229,716	217,248
Deferred stock-based compensation	(3,194)	(5,908)
Notes receivables from stockholders	—	(727)
Accumulated other comprehensive loss	(2,580)	(999)
Accumulated deficit	(42,071)	(64,588)

Total stockholders’ equity	181,979	145,131

Total liabilities and stockholders’ equity	$359,440	$280,499

See accompanying Notes to Condensed Consolidated Financial Statements.

salesforce.com, inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2005	2004	2005	2004
Revenues:
Subscription and support	$74,386	$41,465	$198,214	$108,598
Professional services and other	8,287	4,896	20,579	13,183

Total revenues	82,673	46,361	218,793	121,781

Cost of revenues (1):
Subscription and support	10,069	3,546	23,418	8,527
Professional services and other	9,515	5,359	24,368	14,923

Total cost of revenues	19,584	8,905	47,786	23,450

Gross profit	63,089	37,456	171,007	98,331
Operating expenses (1):
Research and development	6,602	2,462	16,374	6,663
Marketing and sales	37,905	24,940	107,095	67,880
General and administrative	12,195	8,281	32,973	20,489
Lease recovery	—	—	(285)	—

Total operating expenses	56,702	35,683	156,157	95,032
Income from operations	6,387	1,773	14,850	3,299
Interest income	2,036	989	5,214	1,486
Interest expense	(12)	(14)	(56)	(20)
Other income (expense)	(74)	(176)	636	(151)

Income before benefit (provision) for income taxes and minority interest	8,337	2,572	20,644	4,614
Benefit (provision) for income taxes	5,101	(342)	2,640	(614)

Income before minority interest	13,438	2,230	23,284	4,000
Minority interest in consolidated joint venture	(341)	(77)	(767)	(240)

Net income	$13,097	$2,153	$22,517	$3,760

Basic net income per share	$0.12	$0.02	$0.21	$0.06
Diluted net income per share	0.11	0.02	0.19	0.03
Weighted-average number of shares used in per share amounts:
Basic	107,781	102,337	106,547	66,183
Diluted	118,655	116,176	117,764	108,701

(1)	Amounts include stock-based expenses, as follows:

	Three months ended October 31,		Nine months ended October 31,
	2005	2004	2005	2004
Cost of revenues	$135	$172	$445	$529
Research and development	77	77	256	246
Marketing and sales	301	386	1,028	1,208
General and administrative	312	556	890	1,185

	$825	$1,191	$2,619	$3,168

See accompanying Notes to Condensed Consolidated Financial Statements.

salesforce.com, inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2005	2004	2005	2004
Operating activities
Net income	$13,097	$2,153	$22,517	$3,760
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in consolidated joint venture	341	77	767	240
Depreciation and amortization	1,490	800	4,079	2,227
Amortization of deferred commissions	3,629	4,255	10,357	11,723
Lease recovery	—	—	(285)	—
Expense related to stock-based awards	825	1,191	2,619	3,168
Changes in assets and liabilities	5,189	4,674	16,499	13,626

Net cash provided by operating activities	24,571	13,150	56,553	34,744

Investing activities
Restricted cash	3,307	231	3,191	985
Changes in marketable securities	37,750	(50,724)	(283)	(136,909)
Capital expenditures	(5,291)	(1,281)	(17,820)	(2,043)

Net cash provided by (used in) investing activities	35,766	(51,774)	(14,912)	(137,967)

Financing activities
Proceeds from the issuance of common stock, net of issuance costs incurred	—	—	—	113,768
Proceeds from the exercise of stock options and warrants	2,209	459	9,651	2,193
Principal payments on capital lease obligations	(152)	(139)	(463)	(354)
Repurchase of unvested shares	—	(211)	(28)	(254)
Collection of notes receivable from stockholders	—	—	727	—
Proceeds from subsidiary stock offerings	—	—	—	40

Net cash provided by financing activities	2,057	109	9,887	115,393

Effect of exchange rate changes	(179)	178	96	123

Net increase (decrease) in cash and cash equivalents	62,215	(38,337)	51,624	12,293
Cash and cash equivalents at beginning of period	25,140	61,093	35,731	10,463

Cash and cash equivalents at end of period	$87,355	$22,756	$87,355	$22,756

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$12	$14	$56	$20
Income taxes, net of tax refunds	$39	$468	$(77)	$734
Noncash financing and investing activities
Fixed assets acquired under capital lease	$7	$—	$129	$1,699
Conversion of preferred stock into common	$—	$—	$—	$61,137
Net exercise of warrants	$—	$—	$48	$—

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of October 31, 2005 and the condensed consolidated statements of operations and cash flows for the three and nine months ended October 31, 2005 and 2004, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2005 was derived from the audited consolidated financial statements which are included in the Company’s Form 10-K for the fiscal year ended January 31, 2005, which was filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2005. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s fiscal 2005 Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of October 31, 2005, and its results of operations and cash flows for the three and nine months ended October 31, 2005 and 2004. Other than the lease recovery and the reduction in the Company’s valuation allowance for its deferred tax assets, all adjustments are of a normal recurring nature. The results for the three and nine months ended October 31, 2005 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2006.

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

Additionally, the Company holds a majority interest in Kabushiki Kaisha salesforce.com (“Salesforce Japan”), a Japanese joint venture. As of October 31, 2005, the Company owned a 63 percent interest in the joint

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

venture. Given the Company’s majority ownership interest in the joint venture, the accounts of the joint venture have been consolidated with the accounts of the Company, and a minority interest has been recorded for the minority investors’ interests in the net assets and operations of the joint venture to the extent of the minority investors’ individual investments. Additionally, the Company records gains and losses resulting from the change of interest in Salesforce Japan directly to stockholders’ equity as additional paid-in capital.

Segments

The Company operates in one segment.

Foreign Currency Translation

The functional currency of the Company’s major foreign subsidiaries is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as part of a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in net income for the period. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date as quoted currently on the Federal Reserve Bank of New York. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

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

The Company’s accounts receivable and net revenues are derived from a large number of direct customers. No customer accounted for more than 5 percent of accounts receivable at October 31, 2005 and January 31, 2005. No single customer accounted for 5 percent or more of total revenue during the three and nine month periods ended October 31, 2005 and 2004.

As of October 31, 2005 and January 31, 2005, assets located outside the Americas were 7 percent and 8 percent of total assets, respectively. Revenues by geographical region are as follows (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2005	2004	2005	2004
Revenues by geography:
Americas	$66,021	$37,150	$174,622	$97,992
Europe	11,356	6,566	30,777	17,026
Asia Pacific	5,296	2,645	13,394	6,763

	$82,673	$46,361	$218,793	$121,781

As of October 31, 2005, the Company serves all of its customers and users from a single, third-party Web hosting facility located in California. During the fourth quarter of fiscal 2006, the Company will be transitioning its services to another third-party provider that will provide for Web hosting facilities on both the west and east coasts of the United States. The Company does not control the operation of any of these facilities, and they are vulnerable to damage or interruption. The Company has an agreement with SunGard Data Systems, a provider of

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

availability services, to provide access to a geographically remote disaster recovery facility that would provide the Company with access to hardware, software and Internet connectivity in the event the Web hosting facilities become unavailable. Even with this disaster recovery arrangement, the Company’s service would be interrupted during the transition.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, which primarily consist of cash on deposit with banks and money market funds, are stated at cost, which approximates fair value.

Marketable Securities

Management determines the appropriate classification of investments in marketable securities at the time of purchase in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities and reevaluates such determination at each balance sheet date. Securities, which are classified as available for sale at October 31, 2005 and January 31, 2005, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Fair value is determined based on quoted market rates. Realized gains and losses and declines in value judged to be other-than-temporary on securities available for sale are included as a component of interest income. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of interest income.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income, which includes certain changes in equity that are excluded from net income. Specifically, cumulative foreign currency translation and unrealized gains and losses on marketable securities adjustments, net of tax, are included in accumulated other comprehensive income. Comprehensive income has been reflected in stockholders’ equity.

Comprehensive income consisted of the following (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2005	2004	2005	2004
Net income	$13,097	$2,153	$22,517	$3,760
Translation adjustment	(98)	(11)	(589)	(67)
Unrealized gain (loss) on marketable securities	(322)	149	(992)	95

Total comprehensive income	$12,677	$2,291	$20,936	$3,788

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

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Pro forma information regarding the results of operations is determined as if the Company had accounted for its employee stock options using the fair-value method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three months ended October 31,		Nine months ended October 31,
	2005	2004	2005	2004
Volatility	50%	80%	50-75%	80-100%
Weighted-average estimated life	4 years	4 years	4 years	4 years
Weighted-average risk-free interest rate	3.82-4.46%	3.10%	3.79-4.46%	2.86-3.54%
Dividend yield	—	—	—	—

During the second quarter of fiscal 2006, the Company reevaluated the assumptions used to estimate the future volatility of its stock price. The Company estimated its future stock price volatility based upon a blending of both observed option-implied volatilities and historical volatility calculations for both the Company and a group of peer comparable companies. Management believes this is the best estimate of the expected volatility over the 4 year weighted-average expected life of its option grants. During the Company’s initial year as a public company, the volatility assumption was primarily based on the historical volatility of comparable companies. As a result of its reevaluation and the general market decline in share price volatilities, the Company reduced its volatility assumption from 75% to 50% and applied this estimate in valuing the options awarded during the second and third quarters of fiscal 2006.

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

	Three months ended October 31,		Nine months ended October 31,
	2005	2004	2005	2004
Net income, as reported	$13,097	$2,153	$22,517	$3,760
Add: Total stock-based compensation expense included in the determination of net income	634	815	2,148	2,494
Deduct: Total stock-based compensation expense determined under the fair-value-based method for all awards. Such expense amounts are not net of tax benefits.	(6,024)	(3,235)	(16,030)	(9,541)

Net income (loss), pro forma	$7,707	$(267)	$8,635	$(3,287)

Net income (loss), per share:
Basic:
As reported	$0.12	$0.02	$0.21	$0.06
Pro forma	0.07	(0.00)	0.08	(0.05)
Diluted:
As reported	$0.11	$0.02	$0.19	$0.03
Pro forma	0.07	(0.00)	0.07	(0.05)

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

A reconciliation of the denominator used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2005	2004	2005	2004
Numerator:
Net income	$13,097	$2,153	$22,517	$3,760
Denominator:
Weighted-average shares outstanding for basic earnings per share, net of weighted-average shares of common stock subject to repurchase	107,781	102,337	106,547	66,183
Effect of dilutive securities:
Employee stock options and warrants	10,874	13,839	11,217	12,762
Convertible preferred stock	—	—	—	29,756

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	118,655	116,176	117,764	108,701

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

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact as their exercise prices were greater than the average fair values of our common stock (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2005	2004	2005	2004
Options	654	102	797	430

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Prior to the third quarter of fiscal 2006, the Company recorded a full valuation allowance to reserve for the benefit of its deferred tax assets due to the uncertainty surrounding its ability to realize these assets.

During the third quarter of fiscal 2006, the Company recorded an income tax benefit of $5.1 million. This benefit included a $6.8 million reduction in the Company’s valuation allowance for certain of its deferred tax

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

assets, representing $0.06 of basic and diluted net income per share for the three and nine months ended October 31, 2005. This determination was primarily based on the cumulative profitability of the Company over the past several quarters plus the projected current and future taxable income that the Company expects to realize, particularly in specific tax jurisdictions such as the United States.

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, the Company considers the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, the Company recognizes the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations, the Company defers only the direct costs of the consulting arrangement and amortizes those costs over the same time period as the consulting revenue is recognized. As of October 31, 2005 and January 31, 2005, the deferred cost on the accompanying consolidated balance sheet totaled $1,553,000 and $874,000, respectively.

On occasion, the Company has purchased from its suppliers goods or services for the Company’s use in its operations at or around the same time these same businesses entered into subscription and/or consulting

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

agreements. The Company generally defines “at or around the same time” as within six months. Revenues recognized from customers who were also suppliers were not significant during the three and nine months ended October 31, 2005 and 2004. Both the procurement and revenue agreements are separately negotiated, settled ultimately in cash, and recorded at what the Company considers to be fair value. When any of these factors is not present, the Company does not recognize the revenue from the underlying sale agreements; rather, the revenue is netted with expenses.

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

The Company has entered into service level agreements with a small number of its customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits or terminate their agreements in the event that the Company fails to meet those levels. During the nine months ended October 31, 2005, the Company recorded a provision of approximately $500,000 for potential credits and paid out no amounts.

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

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that would generally enable the Company to recover a portion of any future amounts paid.

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as expenses in the statement of operations based on their fair values and vesting periods. The Company will adopt the provisions of SFAS 123R on February 1, 2006, which is the start of its next fiscal year.

The Company is currently assessing the impact of this change in accounting, but it believes that the adoption of SFAS 123R will materially reduce the Company’s reported results of operations. The full impact is dependent upon, among other things, the outcome of the Company’s current assessment of different long-term incentive strategies involving stock awards in order to continue to attract and retain employees, the total number of stock awards granted and the tax benefit that the Company may or may not receive from stock-based expenses. Had the Company adopted SFAS 123R in prior periods, the total stock-based expense for all awards before the tax benefit would have approximated the impact of expensing options as described above in the disclosure of pro forma net income (loss) and net income (loss) per share.

Additionally, SFAS 123R requires the tax benefits from employee stock plans to be classified as a financing activity in the consolidated statement of cash flows. The Company currently classifies these tax benefits as a source of cash provided by operating activities. These benefits totaled $2,712,000 during the nine months ended October 31, 2005 and zero for the comparable period a year ago.

2. Balance Sheet Accounts

Marketable Securities

At October 31, 2005, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$96,069	$—	$(851)	$95,218
Municipal bonds	1,898	—	(55)	1,843
US government and agency obligations	73,272	—	(835)	72,437

	$171,239	$—	$(1,741)	$169,498

At January 31, 2005, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$78,773	$13	$(418)	$78,368
Municipal bonds	26,085	—	(35)	26,050
US government and agency obligations	66,098	—	(309)	65,789

	$170,956	$13	$(762)	$170,207

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

	October 31, 2005	January 31, 2005
Recorded as follows (in thousands):
Short-term (due in one year or less)	$85,370	$83,087
Long-term (due between one and three years)	84,128	87,120

	$169,498	$170,207

The unrealized losses are attributable to changes in interest rates. Certain fixed-rate investments have been in an unrealized loss position for 12 months or longer. As of October 31, 2005, the fair value of these fixed-rate investments was $23.9 million and the related unrealized loss totaled $367,000. The unrealized loss for each of these investments ranged from $1,000 to $58,000. Of the $23.9 million in these investments, $13.2 million will reach maturity within the next 12 months. The Company has the ability to hold these investments to maturity and does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of October 31, 2005. The Company expects to receive the full principal and interest on all of these investment securities.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	October 31, 2005	January 31, 2005
	(unaudited)
Deferred professional services costs	$1,011	$874
Prepaid expenses and other current assets	4,989	2,593

	$6,000	$3,467

Fixed Assets

Fixed assets consisted of the following (in thousands):

	October 31, 2005	January 31, 2005
	(unaudited)
Computers, equipment and software	$21,500	$12,703
Furniture and fixtures	2,708	1,755
Leasehold improvements	9,819	2,708

	34,027	17,166
Less accumulated depreciation and amortization	(13,174)	(9,529)

	$20,853	$7,637

In February 2005, we obtained additional software licenses for use in our business operations at a cost of $8.0 million. These software licenses are being depreciated over their useful life of 5 years.

Depreciation and amortization expense totaled $1,383,000 and $699,000 for the three months ended October 31, 2005 and 2004, respectively, and $3,764,000 and $1,945,000 for the nine months ended October 31, 2005 and 2004, respectively.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Fixed assets at October 31, 2005 and January 31, 2005 included a total of $3,616,000 and $3,487,000, respectively, acquired under capital lease agreements. Accumulated amortization relating to equipment and software under capital leases totaled $2,614,000 and $2,142,000, respectively, at October 31, 2005 and January 31, 2005. Amortization of assets under capital leases is included in depreciation and amortization expense.

Other Assets

Other assets consisted of the following (in thousands):

	October 31, 2005	January 31, 2005
	(unaudited)
Capitalized internal-use software development costs, net of accumulated amortization of $1,272 and $957, respectively	$1,245	$641
Deferred professional services costs, noncurrent portion	542	—
Long-term deposits	1,711	1,138
Other	153	—

	$3,651	$1,779

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	October 31, 2005	January 31, 2005
	(unaudited)
Accrued compensation	$15,816	$16,836
Accrued other liabilities	10,311	6,560
Current portion of lease abandonment liability	186	278
Liability for early exercise of unvested employee stock options	302	591
Accrued taxes payable	7,093	5,146
Accrued professional costs	2,539	2,241
Accrued rent	2,393	815

	$38,640	$32,467

3. Stockholders’ Equity

Stock Options Issued to Employees

The Company has in place the 1999 Stock Option Plan (the “1999 Plan”) which provides for the issuance of incentive and nonstatutory options to employees and nonemployees of the Company. As of October 31, 2005, there were 1,165,227 shares of common stock available for grant under the 1999 Plan. The 1999 Plan provides for grants of immediately exercisable options; however, the Company has the right to repurchase any unvested common stock upon the termination of employment at the original exercise price.

In addition to the 1999 Plan, the Company maintains the 2004 Equity Incentive Plan, 2004 Employee Stock Purchase Plan and the 2004 Outside Directors Stock Plan. These plans, other than the 2004 Outside Directors

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Stock option activity for the nine months ended October 31, 2005 is as follows:

		Options Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted- Average Exercise Price
Balance as of January 31, 2005	2,759,305	17,365,589	$5.74
Increase in options authorized:
2004 Equity Incentive Plan	5,000,000	—	—
Options granted under all plans	(3,759,250)	3,759,250	20.04
Stock grants to a board member for board services	(15,000)	—	—
Exercised	—	(3,165,023)	3.01
Cancelled	1,608,208	(1,608,208)	9.11
Repurchased	25,123	—	—

Balance as of October 31, 2005	5,618,386	16,351,608	$9.23

At October 31, 2005, options to purchase 5,329,317 shares were vested at a weighted average exercise price of $3.56 per share.

As of October 31, 2005, 220,707 shares issued pursuant to exercises of options issued under the 1999 Plan remained subject to repurchase.

For the nine months ended October 31, 2005, the Company reversed deferred stock-based compensation related to the cancellation of options for terminated employees in the amount of $539,000. The Company amortized $2,138,000 of the deferred stock-based compensation during the nine months ended October 31, 2005. The compensation expense is being recognized on a straight-line basis over the option-vesting period of four years.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table summarizes information about stock options outstanding as of October 31, 2005:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
$0.03 to $0.95	477,656	4.71	$0.31
$1.10	2,732,066	6.81	1.10
$1.25 to $2.00	144,947	5.09	1.86
$2.50	3,209,995	7.64	2.50
$4.00 to $6.00	897,825	7.98	4.79
$8.00	2,336,449	8.39	8.00
$12.77 to $25.19	6,552,670	9.40	17.78

	16,351,608		$9.23

Common Stock

The following shares of common stock are available for future issuance at October 31, 2005:

Options outstanding	16,351,608
Warrants outstanding	823,089
Stock available for future grant:
1999 Stock Option Plan	1,165,227
2004 Equity Incentive Plan	3,580,659
2004 Employee Stock Purchase Plan	1,000,000
2004 Outside Directors Stock Plan	872,500

23,793,083

During the nine months ended October 31, 2005, a board member received stock grants for a total of 15,000 shares of common stock for board services pursuant to the terms described in the 2004 Outside Directors Stock Plan.

4. Commitments and Contingencies

Letters of Credit

As of October 31, 2005, the Company had a total of $3.9 million in letters of credit outstanding in favor of its landlords for office space in San Francisco, California and Switzerland. None of these letters of credit are collateralized.

These letters of credit renew annually and mature at various dates through December 2010.

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

The following table sets forth the lease abandonment activity since January 31, 2005:

Liability balance at January 31, 2005	$1,531,000
Charges utilized, net of subtenant income of $46,000	(252,000)
Reversals	(285,000)

Liability balance at October 31, 2005	$994,000

In March 2005, in connection with the office lease modification described above, and separately in May 2005, the Company leased additional office space in San Francisco. The terms of these lease agreements are through June 2013. As of October 31, 2005, the future incremental minimum lease payments are as follows: $381,000 for the remainder of fiscal 2006, $2,809,000 in fiscal 2007, $3,830,000 in fiscal 2008, $3,888,000 in fiscal 2009, $3,948,000 in fiscal 2010 and a total of $14,322,000 thereafter.

The Company has obtained additional data center capacity on both the west and east coasts and is in the process of upgrading its new development and test data center. The Company is currently transitioning its services to these new resources. For these resources, the Company’s principal commitments consist of obligations under operating leases for the facilities and computer equipment and contracts for certain services. As of October 31, 2005, the future minimum payments under these commitments were as follows: $5,452,000 for the remainder of fiscal 2006, $21,261,000 in fiscal 2007, $14,984,000 in fiscal 2008 and $6,527,000 in fiscal 2009. Our agreements for the facilities and certain services provide us with the option to renew. Our future contractual obligations would change if we exercised these options.

5. Legal Proceedings

On October 26, 2004, a purported class action complaint was filed in the United States District Court for the Northern District of California, entitled Morrison v. salesforce.com, et al., against the Company, its Chief Executive Officer and its Chief Financial Officer. The complaint alleged violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), purportedly on behalf of all persons who purchased salesforce.com common stock between June 21, 2004 and October 21, 2004, inclusive. The claims were based upon allegations that defendants failed to disclose an allegedly declining trend in its revenues and earnings. Subsequently, four other substantially similar class action complaints were filed in the same district based upon the same facts and allegations, asserting claims under Section 10(b) and Section 20(a) of the 1934 Act and Section 11 and Section 15 of the Securities Act of 1933, as amended. The actions have been consolidated under the caption In re salesforce.com, inc. Securities Litigation, Case No. C-04-3009 JSW (N.D. Cal.). On December 22, 2004, the Court appointed Chuo Zhu as lead plaintiff. On February 22, 2005, lead plaintiff filed a Consolidated and Amended Class Action Complaint (the “CAC”). The CAC alleged violations of Section 10(b) and Section 20(a) of the 1934 Act, purportedly on behalf of all persons who purchased salesforce.com common stock between June 23, 2004 and October 21, 2004, inclusive. As in the original complaints, the claims in the CAC were based upon allegations that defendants failed to disclose an allegedly declining trend in its revenues and earnings. On April 14, 2005, defendants filed a motion to dismiss the CAC. On April 15, 2005, the Court granted lead plaintiff leave to file an amended/superseding complaint. On April 22, 2005, lead plaintiff filed a Corrected and Superceding [sic] First Amended Class Action Complaint (“FAC”). As in the CAC, the FAC alleges violations of Section 10(b) and Section 20(a) of the 1934 Act, purportedly on behalf of all persons who purchased salesforce.com common stock between June 23, 2004 and October 21, 2004, inclusive. The claims in the FAC are based upon allegations that defendants failed to disclose an internal forecast

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

that earnings for fiscal year 2005 would decline from the prior fiscal year. On April 29, 2005, defendants filed a motion to dismiss the FAC. The hearing on the motion to dismiss the FAC took place on August 26, 2005. The court issued a tentative ruling granting the motion to dismiss, but has not yet issued its final ruling on the motion. The lawsuit is still in the preliminary stages, and it is not possible for the Company to quantify the extent of potential liability, if any. The Company does not believe that the lawsuit has any merit and intends to defend the action vigorously.

On August 6, 2004, a shareholder derivative action was filed in the Superior Court of the State of California, San Francisco County, entitled Borrelli v. Benioff, et al., against the Company’s Chief Executive Officer, its Chief Financial Officer and members of its Board of Directors alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment under state common law. Subsequently, a substantially similar complaint was filed in the same court based on the same facts and allegations, entitled Johnson v. Benioff, et al. The two actions have been consolidated under the caption Borrelli v. Benioff, Case No. CGC-04-433615 (Cal. Super. Ct., S.F. Cty.). On October 5, 2004, plaintiffs filed a consolidated complaint, which is based upon the same facts and circumstances as alleged in the shareholder class action discussed above, and asserts that the defendants breached their fiduciary duties by making or failing to prevent salesforce.com, inc. and its management from making statements or omissions that potentially subject the Company to liability and injury to its reputation. The action seeks damages on behalf of salesforce.com in an unspecified amount, among other forms of legal and equitable relief. Salesforce.com is named solely as a nominal defendant against which no recovery is sought. The plaintiff shareholders made no demand upon the Board of Directors prior to filing these actions. The deadline for defendants to respond to the consolidated complaint is December 20, 2005. The derivative action is still in the preliminary stages, and it is not possible for the Company to quantify the extent of potential liability to the individual defendants, if any. Management does not believe that the lawsuits have any merit and intends to defend the actions vigorously.

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

6. Related-Party Transactions

In January 1999, the salesforce.com/foundation, commonly referred to as the Foundation, a non-profit public charity, was chartered to build philanthropic programs that are particularly focused on youth and technology. The Company’s chairman is the chairman of the Foundation. He, one of the Company’s executive officers and one of the Company’s board members hold three of the Foundation’s nine board seats. The Company is not the primary beneficiary of the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s statement of activities with its financial results.

Since the Foundation’s inception, the Company has provided at no charge certain resources to Foundation employees such as office space. The value of these items totals approximately $30,000 per quarter.

In addition to the resource sharing with the Foundation, the Company issued the Foundation warrants in August 2002 to purchase 500,000 shares of common stock. Through October 31, 2005, the Foundation has exercised 250,000 of these warrants. Additionally, the Company has donated subscriptions to the Company’s service to other qualified non-profit organizations. The fair value of these donated subscriptions is currently approximately $665,000 per month. The Company plans to continue providing free subscriptions to qualified non-profit organizations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our plan to build our business, our plans for additional data center capacity and upgrading our new development and test data center and the related expenses, our anticipated growth, trends in our business, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the potential impact of current or any future litigation, the potential availability of additional tax assets in the future and related matters, the impact of the new accounting pronouncement to expense stock options and the sufficiency of our capital resources, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors Which May Impact Future Operating Results” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We are the leading provider, based on market share, of application services that allow organizations to easily share customer information on demand, according to an August 2005 report by IDC. We provide a comprehensive CRM service to businesses of all sizes and industries worldwide.

We were founded in February 1999 and began offering our on-demand CRM application service in February 2000.

In order to increase our revenues and take advantage of our market opportunity, we will need to continue to add substantial numbers of paying subscriptions. We define paying subscriptions as unique user accounts, purchased by customers for use by their employees and other customer-authorized users that have not been suspended for non-payment and for which we are recognizing subscription revenue. The number of our paying subscribers increased from approximately 30,000 as of February 1, 2001 to approximately 351,000 as of October 31, 2005. We plan to re-invest our revenues for the foreseeable future by expanding our data center capacity and upgrading our new development and test data center; hiring additional personnel, particularly in customer-related areas; expanding our domestic and international selling and marketing activities; increasing our research and development activities to upgrade and extend our service offerings and to develop new services and technologies; expanding the number of locations around the world where we conduct business; adding to our infrastructure to support our growth; and expanding our operational systems to manage a growing business.

As our revenues increase, we expect marketing and sales costs, which were 49 percent of our total revenues for the nine months ended October 31, 2005 and 56 percent of our total revenues for the same period a year ago, to continue to represent a substantial portion of total revenues in the future as we seek to add and manage more paying subscribers, build brand awareness and increase the number of marketing events that we sponsor.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2006, for example, refer to the fiscal year ended January 31, 2006.

Sources of Revenues

We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our on-demand application service, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) related professional services and other revenues. Other revenues consist primarily of training fees. Subscription and support revenues accounted for 91 percent of our total revenues during the nine months ended October 31, 2005 and 89 percent during the same period a year ago. Subscription revenues are driven primarily by the number of paying subscribers of our service and the subscription price of our service. None of our customers accounted for more than 5 percent of our revenues during the three and nine month periods ended October 31, 2005 and 2004.

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

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of subscription and support revenues primarily consists of expenses related to hosting our service and providing support, the costs of additional data center capacity, depreciation or operating lease expense associated with computer equipment, costs associated with website development activities, allocated overhead and amortization expense associated with capitalized software. To date, the amortization expense associated with capitalized software has not been material to our cost of revenues. We allocate overhead such as rent and occupancy charges, employee benefit costs and taxes to all departments based on headcount. As such, general overhead expenses are reflected in each cost of revenue and operating expense category. Cost of professional services and other revenues consists primarily of employee-related costs associated with these services, the cost of subcontractors and allocated overhead. The cost associated with providing professional services is significantly higher as a percentage of revenue than for our on-demand subscription service due to the labor costs associated with providing consulting services.

To the extent that our customer base grows, we intend to continue to invest additional resources in our on-demand application service and in our consulting services. The timing of these additional expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in a particular quarterly period. For example, we plan to increase the number of employees who are fully dedicated to consulting services. We have also obtained additional data center capacity on both the west and east coasts in the United States. We are currently transitioning our services to these new resources, and we expect the annual cost of these resources to be significant.

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

We are also in the process of upgrading our new development and test data center. We expect the annual cost of this data center to be significant.

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

Joint Venture

In December 2000, we established a Japanese joint venture, Kabushiki Kaisha salesforce.com, with SunBridge, Inc., a Japanese corporation, to assist us with our sales efforts in Japan. As of October 31, 2005, we owned a 63 percent interest in the joint venture. Because of this majority interest, we consolidate the venture’s financial results, which are reflected in each revenue, cost of revenues and expense category in our consolidated statement of operations. We then record minority interest, which reflects the minority investors’ interest in the venture’s results. Through October 31, 2005, the operating performance and liquidity requirements of the Japanese joint venture had not been significant. While we plan to expand our selling and marketing activities in Japan in order to add new customers, we believe the future operating performance and liquidity requirements of the Japanese joint venture will not be significant.

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations we defer the direct costs of the consulting arrangement and amortize those costs over the same time period as the consulting revenue is recognized. The deferred cost on our consolidated balance sheet totaled $1,553,000 at October 31, 2005 and $874,000 at January 31, 2005.

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

During the nine months ended October 31, 2005, we deferred $12.9 million of commission expenditures and we amortized $10.3 million to sales expense. During the nine months ended October 31, 2004, we deferred $9.3 million of commission expenditures and we amortized $11.7 million to sales expense. Deferred commissions on our consolidated balance sheet totaled $12.2 million at October 31, 2005 and $9.6 million at January 31, 2005.

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

We amortize the deferred compensation charges ratably over the four-year vesting period of the underlying option awards. As of October 31, 2005, we had an aggregate of $3.2 million of deferred stock-based compensation remaining to be amortized. We currently expect this deferred stock-based compensation balance to be amortized as follows: $0.6 million during the remainder of fiscal 2006; $1.8 million during fiscal 2007; $0.7 million during fiscal 2008 and $100,000 during fiscal 2009.

On February 1, 2006, which is the start of our fiscal 2007, we will begin to recognize in our consolidated statement of operations the cost of employee stock options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R (see Recent Accounting Pronouncement below for further discussion). We believe that the adoption of SFAS 123R will materially reduce our fiscal 2007 reported results of operations.

In the past, we have awarded a limited number of stock options and warrants to non-employees. For these options and warrants, we recognize stock-based compensation expense over the vesting periods of the underlying awards, based on an estimate of their fair value on the vesting dates using the Black-Scholes option-pricing model. As of October 31, 2005, we had recognized compensation expense on all options and warrants issued to non-employees except for options for 50,000 shares of our common stock, all of which will fully vest by July 2007 and have an exercise price of $2.50 per share.

Accounting for Income Taxes. We account for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities and for net operating loss and tax credit carryforwards. Prior to the third quarter of fiscal 2006, we recorded a full valuation allowance to reserve for the benefit of our deferred tax assets due to the uncertainty surrounding our ability to realize these assets.

During the third quarter of fiscal 2006, we recorded an income tax benefit of $5.1 million. This benefit included a $6.8 million reduction in the valuation allowance for certain of our deferred tax assets, representing $0.06 of basic and diluted net income per share for the three and nine months ended October 31, 2005. This determination was primarily based on our cumulative profitability over the past several quarters plus the projected current and future taxable income that we expect to realize, particularly in specific tax jurisdictions in which we operate such as the United States.

Results of Operations

The following tables set forth selected data for each of the periods indicated and are in thousands, except customer and subscriber data. All data is unaudited.

	Three months ended October 31,		Nine months ended October 31,
	2005	2004	2005	2004
	(unaudited)
Revenues:
Subscription and support	$74,386	$41,465	$198,214	$108,598
Professional services and other	8,287	4,896	20,579	13,183

Total revenues	82,673	46,361	218,793	121,781

Cost of revenues:
Subscription and support	10,069	3,546	23,418	8,527
Professional services and other	9,515	5,359	24,368	14,923

Total cost of revenues	19,584	8,905	47,786	23,450

Gross profit	63,089	37,456	171,007	98,331
Operating expenses:
Research and development	6,602	2,462	16,374	6,663
Marketing and sales	37,905	24,940	107,095	67,880
General and administrative	12,195	8,281	32,973	20,489
Lease recovery	—	—	(285)	—

Total operating expenses	56,702	35,683	156,157	95,032
Income from operations	6,387	1,773	14,850	3,299
Interest income	2,036	989	5,214	1,486
Interest expense	(12)	(14)	(56)	(20)
Other income (expense)	(74)	(176)	636	(151)

Income before benefit (provision) for income taxes and minority interest	8,337	2,572	20,644	4,614
Benefit (provision) for income taxes	5,101	(342)	2,640	(614)

Income before minority interest	13,438	2,230	23,284	4,000
Minority interest in consolidated joint venture	(341)	(77)	(767)	(240)

Net income	$13,097	$2,153	$22,517	$3,760

In addition to the statement of operations data above:

Cash flow provided by operating activities	$24,571	$13,150	$56,553	$34,744

	As of
	October 31, 2005	January 31, 2005	October 31, 2004
Balance sheet data:
Cash, cash equivalents and marketable securities	$256,853	$205,938	$185,014
Deferred revenue	127,110	95,900	74,240
Customer and subscriber data:
Approximate number of customers	18,700	13,900	12,500
Approximate number of paying subscriptions (1)	351,000	227,000	195,000

(1)	Paying subscriptions are defined as unique user accounts, purchased by customers for use by their employees and other customer-authorized users that have not been suspended for non-payment and for which we are recognizing subscription revenue.

	Three months ended October 31,		Nine months ended October 31,
	2005	2004	2005	2004
Revenues by geography:
Americas	$66,021	$37,150	$174,622	$97,992
Europe	11,356	6,566	30,777	17,026
Asia Pacific	5,296	2,645	13,394	6,763

	$82,673	$46,361	$218,793	$121,781

Cost of revenues and operating expenses include the following amounts related to stock-based awards.

	Three months ended October 31,		Nine months ended October 31,
	2005	2004	2005	2004
Stock-based expenses:
Cost of revenues	$135	$172	$445	$529
Research and development	77	77	256	246
Marketing and sales	301	386	1,028	1,208
General and administrative	312	556	890	1,185

	$825	$1,191	$2,619	$3,168

The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Three months ended October 31,		Nine months ended October 31,
	2005	2004	2005	2004
Revenues:
Subscription and support	90%	89%	91%	89%
Professional services and other	10	11	9	11

Total revenues	100	100	100	100

Cost of revenues:
Subscription and support	12	7	11	7
Professional services and other	12	12	11	12

Total cost of revenues	24	19	22	19

Gross profit	76	81	78	81
Operating expenses:
Research and development	7	5	7	5
Marketing and sales	46	54	49	56
General and administrative	15	18	15	17
Lease recovery	—	—	—	—

Total operating expenses	68	77	71	78
Income from operations	8	4	7	3
Interest income	2	2	2	1
Interest expense	—	—	—	—
Other income (expense)	—	—	—	—

Income before benefit (provision) for income taxes and minority interest	10	6	9	4
Benefit (provision) for income taxes	6	(1)	2	(1)

Income before minority interest	16	5	11	3
Minority interest in consolidated joint venture	—	—	(1)	—

Net income	16%	5%	10%	3%

	Three months ended October 31,		Nine months ended October 31,
	2005	2004	2005	2004
Revenues by geography:
Americas	80%	80%	80%	80%
Europe	14	14	14	14
Asia Pacific	6	6	6	6

	100%	100%	100%	100%

	Three months ended October 31,		Nine months ended October 31,
	2005	2004	2005	2004
Stock-based expenses:
Cost of revenues	—%	1%	—%	1%
Research and development	—	—	—	—
Marketing and sales	—	1	1	1
General and administrative	1	1	—	1

	1%	3%	1%	3%

Overview of Results of Operations for the Three Months Ended October 31, 2005

Revenues during the three months ended October 31, 2005 were $82.7 million, an increase of 78 percent over the same period a year ago. The total number of paying subscribers increased to approximately 351,000 as of October 31, 2005 from approximately 195,000 as of October 31, 2004.

Our gross profit during the three months ended October 31, 2005 was $63.1 million, or 76 percent of revenues, and operating income was $6.4 million. Operating income for the period included a non-cash stock-based expense of $0.8 million, which consisted primarily of the amortization of our deferred stock-based compensation. During the same period a year ago, we generated a gross profit of $37.5 million, or 81 percent of revenues, and had operating income of $1.8 million. Operating income during the three months ended October 31, 2004 also included $1.2 million of non-cash stock-based expense.

During the three months ended October 31, 2005, we recorded a tax benefit of approximately $6.8 million by reducing our valuation allowance for certain of our deferred tax assets. This determination was primarily based on our cumulative profitability over the past several quarters plus the projected current and future taxable income that we expect to realize, particularly in specific tax jurisdictions such as the United States.

Additionally, during the three months ended October 31, 2005, we continued to incur substantial costs and operating expenses related to the expansion of our business. We incurred costs related to adding data center capacity and upgrading our new development and test data center. Additionally, we added sales personnel to focus on adding new customers and increasing the penetration within our existing customer base, professional services personnel to support our consulting services, and developers to broaden and enhance our on-demand service.

During the three months ended October 31, 2005, we generated $24.6 million of cash from operating activities, as compared to $13.2 million during the same period a year ago. At October 31, 2005, we had cash, cash equivalents and marketable securities of $256.9 million, as compared to $185.0 million at October 31, 2004, accounts receivable of $53.4 million at October 31, 2005, as compared to $37.5 million at October 31, 2004, and deferred revenue of $127.1 million at October 31, 2005, as compared to $74.2 million at October 31, 2004.

Three Months Ended October 31, 2005 and 2004

Revenues. Total revenues were $82.7 million for the three months ended October 31, 2005, compared to $46.4 million during the same period a year ago, an increase of $36.3 million, or 78 percent. Subscription and support revenues were $74.4 million, or 90 percent of total revenues, for the three months ended October 31, 2005, compared to $41.5 million, or 89 percent of total revenues, during the same period a year ago. The increase in subscription and support revenues was due primarily to the increase in the number of paying subscribers to approximately 351,000 as of October 31, 2005 from approximately 195,000 as of October 31, 2004. Professional services and other revenues were $8.3 million, or 10 percent of total revenues, for the three months ended October 31, 2005, compared to $4.9 million, or 11 percent of total revenues, for the same period a year ago. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of paying subscribers and customers.

Revenues in Europe and Asia Pacific accounted for $16.7 million, or 20 percent of total revenues, during the three months ended October 31, 2005, compared to $9.2 million, or 20 percent of total revenues, during the same period a year ago, an increase of $7.5 million, or 81 percent. The increase in revenues outside of the Americas was the result of our efforts to expand the number of locations around the world where we conduct business and our international selling and marketing activities.

Cost of Revenues. Cost of revenues was $19.6 million, or 24 percent of total revenues, during the three months ended October 31, 2005, compared to $8.9 million, or 19 percent of total revenues, during the same period a year ago, an increase of $10.7 million. The increase in absolute dollars was comprised of an increase of $3.5 million in employee-related costs, primarily all of which was due to the 61 percent increase in the headcount of our professional services organization since October 31, 2004, an increase of $4.6 million in service delivery costs, primarily due to our efforts in adding data center capacity, an increase of $0.9 million in outside subcontractor and other service costs and an increase of $1.0 million in allocated overhead charges. The cost of the additional professional services headcount resulted in the cost of professional services and other revenues to be in excess of the related revenue during the three months ended October 31, 2005 by $1.2 million. We increased the professional services headcount in order to meet the anticipated demand for our consulting and training services as our subscriber base has expanded.

Research and Development. Research and development expenses were $6.6 million, or 7 percent of total revenues, during the three months ended October 31, 2005, compared to $2.5 million, or 5 percent of total revenues, during the same period a year ago, an increase of $4.1 million. The increase in absolute dollars was primarily due to an increase of $2.0 million in employee-related costs, an increase of $1.4 million in equipment and service costs primarily due to upgrading our new development and test data center and a $0.5 million increase in allocated overhead charges. We increased our research and development headcount by 75 percent since October 31, 2004 in order to upgrade and extend our service offerings and develop new technologies. During the three months ended October 31, 2005, we capitalized $0.3 million in development costs associated with the next planned release.

Marketing and Sales. Marketing and sales expenses were $37.9 million, or 46 percent of total revenues, during the three months ended October 31, 2005, compared to $24.9 million, or 54 percent of total revenues, during the same period a year ago, an increase of $13.0 million. The increase in absolute dollars was primarily due to an increase of $10.0 million in employee-related costs, $0.5 million in marketing spending related to new service offerings and events and a $2.2 million increase in allocated overhead. Our marketing and sales headcount increased by 60 percent since October 31, 2004 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative. General and administrative expenses were $12.2 million, or 15 percent of total revenues, during the three months ended October 31, 2005, compared to $8.3 million, or 18 percent of total revenues, during the same period a year ago, an increase of $3.9 million. The increase was due to an increase of

$4.9 million in employee-related costs, $0.9 million in professional and outside service costs and $1.2 million in infrastructure-related costs, which were offset by $3.8 million in increased allocated charges to non-general and administrative departments. Our general and administrative headcount increased by 82 percent since October 31, 2004 as we added personnel to support our growth.

Operating Income. Operating income during the three months ended October 31, 2005 was $6.4 million. During the same period a year ago, it was $1.8 million. The increase was primarily due to the increase in revenues, most of which was re-invested in an effort to expand our business.

Interest Income. Interest income consists of investment income on cash and marketable securities balances. During the three months ended October 31, 2004, interest income also included the interest income on outstanding loans made to individuals who early exercised their stock options. None of these individuals was an executive officer or director of the Company and all of them repaid their loan balances by February 28, 2005. Interest income was $2.0 million during the three months ended October 31, 2005 and was $989,000 during the same period a year ago. The increase was primarily due to increased marketable securities balances resulting from the cash generated by operating activities since October 31, 2004.

Other Expense. Other expense was $74,000 during the three months ended October 31, 2005, compared to other expense of $176,000 during the same period a year ago.

Benefit (Provision) for Income Taxes. We recorded an income tax benefit of $5.1 million for the three months ended October 31, 2005 as compared to a provision for income tax expense of $342,000 during the same period a year ago. Included in the $5.1 million income tax benefit was a $6.8 million reversal of the valuation allowance related to certain of our deferred tax assets. Prior to the third quarter of fiscal 2006, we recorded a full valuation allowance to reserve for the benefit of our deferred tax assets due to the uncertainty surrounding our ability to realize these assets.

Without the reduction in our valuation allowance, the effective tax rate for fiscal 2006 would have been approximately 20 percent. This effective tax rate differs from the statutory rate primarily due to domestic loss carryovers net of losses in foreign jurisdictions for which no benefit can be recognized for the full year. It is based on the projected mix of full-year income in each tax jurisdiction in which we operate and the related income tax expense in each jurisdiction. These actual results could vary from those projected. The tax expense or benefit for significant unusual items or tax exposure items are treated as discrete items in the interim period in which the events occur.

Nine months Ended October 31, 2005 and 2004

Revenues. Total revenues were $218.8 million for the nine months ended October 31, 2005, compared to $121.8 million during the same period a year ago, an increase of $97.0 million, or 80 percent. Subscription and support revenues were $198.2 million, or 91 percent of total revenues, for the nine months ended October 31, 2005, compared to $108.6 million, or 89 percent of total revenues, for the same period a year ago. The increase in subscription and support revenues was due primarily to the increase in the number of paying subscribers. Professional services and other revenues were $20.6 million, or 9 percent of total revenues, for the nine months ended October 31, 2005, compared to $13.2 million, or 11 percent of total revenues, for the same period a year ago. The increase in professional service and other revenues was due primarily to the higher demand for services from an increasing number of paying subscribers and customers.

Revenues in Europe and Asia Pacific accounted for $44.2 million, or 20 percent of total revenues, during the nine months ended October 31, 2005, compared to $23.8 million, or 20 percent of total revenues, during the same period a year ago, an increase of $20.4 million, or 86 percent. The increase in revenues outside of the Americas was the result of our efforts to expand the number of locations around the world where we conduct business and the expansion of our international selling and marketing activities.

Cost of Revenues. Cost of revenues was $47.8 million, or 22 percent of total revenues, during the nine months ended October 31, 2005, compared to $23.5 million, or 19 percent of total revenues, during the same period a year ago, an increase of $24.3 million. The increase in absolute dollars was primarily due to an increase of $9.8 million in employee-related costs, most of which was due to the 51 percent increase in the headcount of our professional services organization since January 31, 2005, an increase of $7.8 million in service delivery costs, primarily due to our efforts in adding data center capacity, an increase of $2.0 million in outside subcontractor and other service costs, an increase of $1.0 million in depreciation expense and an increase of $3.5 million in allocated overhead. We increased the professional services headcount in order to meet the higher demand for our consulting and training services as our customer base has expanded.

Research and Development. Research and development expenses were $16.4 million, or 7 percent of total revenues, during the nine months ended October 31, 2005, compared to $6.7 million, or 5 percent of total revenues, during the same period a year ago, an increase of $9.7 million. The increase in absolute dollars was primarily due to an increase of $5.5 million in employee-related costs, an increase of $2.4 million in equipment and service costs primarily due to upgrading our new development and test data center and an increase of $1.3 in allocated overhead. We increased our research and development headcount by 59 percent since January 31, 2005 to upgrade and extend our service offerings and develop new technologies.

Marketing and Sales. Marketing and sales expenses were $107.1 million, or 49 percent of total revenues, during the nine months ended October 31, 2005, compared to $67.9 million, or 56 percent of total revenues, during the same period a year ago, an increase of $39.2 million. The increase in absolute dollars was primarily due to an increase of $26.8 million in employee-related costs, $4.6 million in increased marketing event costs and advertising and $6.9 million in allocated overhead. Our marketing and sales headcount increased by 42 percent since January 31, 2005 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative. General and administrative expenses were $33.0 million, or 15 percent of total revenues, during the nine months ended October 31, 2005, compared to $20.5 million, or 17 percent of total revenues, during the same period a year ago, an increase of $12.5 million. The increase in absolute dollars was due to an increase of $15.8 million in employee-related costs, an increase of $3.0 million in professional and outside service costs and an increase of $3.8 million in infrastructure costs, which were offset by $11.7 million in increased allocated charges to non-general and administrative departments. Our general and administrative headcount increased by 46 percent since January 31, 2005 as we added personnel to support our growth.

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

Operating Income. Operating income during the nine months ended October 31, 2005 was $14.9 million as compared to $3.3 million during the same period a year ago. The increase in operating income was primarily due to an increase in revenues, most of which was re-invested in an effort to expand our business.

Interest Income. Interest income was $5.2 million during the nine months ended October 31, 2005, compared to $1.5 million during the same period a year ago, an increase of $3.7 million. The increase was primarily due to investment earnings on higher cash and marketable securities balances.

Interest Expense. Interest expense consists of interest on our capital lease obligations.

Other Income (Expense). Other income was $636,000 during the nine months ended October 31, 2005, compared to other expense of $151,000 during the same period a year ago. The increase in other income was due to increased gains on foreign currency transactions.

Benefit (Provision) for Income Taxes. We recorded an income tax benefit of $2.6 million for the nine months ended October 31, 2005. This benefit consisted of the $6.8 million reversal of the valuation allowance related to certain of our deferred tax assets, which was recorded during the third quarter of fiscal 2006, offset by amounts accrued for our estimated fiscal 2006 federal and state income tax liabilities as well as an estimate of our foreign income tax expense.

Liquidity and Capital Resources

At October 31, 2005, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $256.9 million and accounts receivable of $53.4 million.

Net cash provided by operating activities was $56.6 million during the nine months ended October 31, 2005 and $34.7 million during the same period a year ago. The improvement in cash flow was due primarily to the increased number of paying subscribers to our service. Cash provided by operating activities has historically been affected by sales of subscriptions and support and professional services, changes in working capital accounts, particularly increases in accounts receivable and deferred revenue and the timing of commission and bonus payments, and add-backs of non-cash expense items such as depreciation and amortization and the expense associated with stock-based awards.

Net cash used in investing activities was $14.9 million during the nine months ended October 31, 2005 and $138.0 million during the same period a year ago, which included the investment of most of the proceeds from our initial public offering in June 2004. The net cash used in investing activities during the nine months ended October 31, 2005 primarily related to the change in restricted cash balances and capital expenditures associated with the purchase of software licenses, computer equipment and furniture and fixtures as we have expanded our infrastructure and work force.

In February 2005, we obtained additional software licenses for use in our business operations at a cost of $8.8 million, which included the cost for support for the first year of the license agreement. Additionally, we have obtained additional data center capacity and are in the process of upgrading our new development and test data center. We are currently transitioning our services to these new resources. While the costs for these will be significant over the next several years, most of the capital expenditures for the additional data center capacity and upgrade of our new development and test data center are being leased so there will not be a significant impact on our liquidity during the remainder of fiscal 2006. For these resources, our principal commitments consist of obligations under operating leases for the facilities and computer equipment and contracts for certain services. At October 31, 2005, the future minimum payments under these commitments were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Next 3 months	Fiscal 2007 to 2009
Operating lease obligations:
Facilities	$6,802	$1,324	$5,478
Computer equipment	41,058	3,972	37,086
Contracts for services	364	156	208

Our agreements for the facilities and certain services provide us with the option to renew. Our future contractual obligations would change if we exercised these options.

Net cash provided by financing activities was $9.9 million during the nine months ended October 31, 2005 and $115.4 million during the same period a year ago. In June 2004, we completed the sale of 11.5 million shares of common stock during our initial public offering. The net proceeds from the initial public offering were $113.8 million. During the nine months ended October 31, 2005, the $9.7 million of proceeds from the exercise of employee stock options and warrants and the $727,000 of proceeds from the collection of notes receivable from shareholders were offset by principal payments on capital lease obligations.

In March 2005, in connection with the office lease modification described above, and separately in May 2005, we leased additional office space in San Francisco, California. The terms of these agreements are through June 2013. As of October 31, 2005, the future incremental minimum lease payments are as follows: $381,000 for the remainder of fiscal 2006, $2,809,000 in fiscal 2007, $3,830,000 in fiscal 2008, $3,888,000 in fiscal 2009, $3,948,000 in fiscal 2010 and a total of $14,322,000 thereafter.

As of October 31, 2005, we have a total of $3.9 million in letters of credit outstanding in favor of our landlords for office space in San Francisco, California and Switzerland. None of these letters of credit are collateralized. To date, no amounts have been drawn against the letters of credit, which renew annually and mature at various dates through December 2010.

We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. Additionally, we currently do not have a bank line of credit.

We believe our existing cash, cash equivalents and short-term marketable securities and cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new services and enhancements to existing services, the timing of capital expenditures and expenses associated with Web hosting and the continuing market acceptance of our services. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. From time to time, we may enter into arrangements to acquire or invest in other businesses, services or technologies, which may require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as expenses in the statement of operations based on their fair values and vesting periods. We will adopt the provisions of SFAS 123R on February 1, 2006, which is the start of our next fiscal year.

We are currently assessing the impact of this change in accounting, but believe that the adoption of SFAS 123R will materially reduce our reported results of operations. The full impact is dependent upon, among other things, the outcome of our current assessment of different long-term incentive strategies involving stock awards in order to continue to attract and retain employees, the total number of stock awards granted and the tax benefit that we may or may not receive from stock-based expenses. Had we adopted SFAS 123R in prior periods, the total stock-based expense for all awards before the tax benefit would have approximated the pro forma impact of expensing options as described above in Note 1 to the accompanying Notes to the Condensed Consolidated Financial Statements.

Additionally, SFAS 123R requires the tax benefits from employee stock plans to be classified as a financing activity in the consolidated statement of cash flows. We currently classify these tax benefits as a source of cash provided by operating activities. These benefits totaled $2,712,000 during the nine months ended October 31, 2005 and zero for the comparable period a year ago.

RISK FACTORS

Risks Related to Our Business and Industry

We are an early-stage company in an emerging market with an unproven business model, a new and unproven enterprise technology model and a short operating history, which makes it difficult to evaluate our current business and future prospects.

We have a limited operating history, and our current business and future prospects are difficult to evaluate. We were founded in February 1999 and began offering our on-demand CRM application service in February 2000. The risks and difficulties we encounter as an early-stage company in the new and rapidly evolving market of on-demand CRM application services include the following:

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

We provide our service through computer hardware that is currently located in a third-party Web hosting facility in California. During the fourth quarter of fiscal 2006, we will be transitioning our services to another third-party provider that will provide for Web hosting facilities on both the west and east coasts of the United States. We do not control the operation of any of these facilities, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. It is also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facility without adequate notice or other unanticipated problems at the facility could result in lengthy interruptions in our service. In addition, the failure by the third-party facility to provide our required data communications capacity could result in interruptions in our service. We have an agreement with SunGard Data Systems, a provider of availability services, to provide access to a geographically remote disaster recovery facility that would provide us access to hardware, software and Internet connectivity in the event the third-party facility becomes unavailable. Even with this disaster recovery arrangement, however, our service would be interrupted during the transition. As we continue to add data center capacity, we may move or transfer data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Further, any damage to, or failure of, our systems generally could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates. Our business will be harmed if our customers and potential customers believe our service is unreliable.

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

We incurred significant losses in each fiscal quarter from our inception in February 1999 through fiscal 2003 and we have only recently begun to generate small profits since fiscal 2003. As we are a young company in an emerging market, we may not be able to maintain profitability and we may again incur significant operating losses in the future. In addition, we expect our operating expenses to increase in the future as we expand our operations. If our revenue does not grow to offset these expected increased expenses, we will not continue to be profitable. You should not consider recent quarterly revenue growth as indicative of our future performance. In fact, in future quarters we may not have any revenue growth and our revenue could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance will be adversely affected.

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

The market for on-demand application services is relatively new and unproven, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of enterprises, large and small, to increase their use of on-demand application services in general, and for CRM in particular. Many enterprises have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to on-demand application services. Furthermore, some enterprises may be reluctant or unwilling to use on-demand application services because they have concerns regarding the risks associated with security capabilities, among other things, of the technology delivery model associated with these services. If enterprises do not perceive the benefits of on-demand application services, then the market for these services may not develop at all, or it may develop more slowly than we expect, either of which would significantly adversely affect our operating results. In addition, as a new company in this unproven market, we have limited insight into trends that may develop and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business.

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

Our current principal competitors include:

•	enterprise software application vendors including Amdocs Limited, SSA Global Technologies, Inc., which recently acquired E.piphany, Inc., Epicor, IBM Corporation, Microsoft Corporation, Oracle Corporation, SAP AG and Siebel Systems, Inc., which is in the process of being acquired by Oracle;

•	packaged CRM software vendors, some of whom offer hosted services, such as BMC Software Corporation, FrontRange Solutions, Inc., Onyx Software Corp., Pivotal Corporation, which is owned by CDC Software Corporation, a subsidiary of chinadotcom corporation, Sage Group plc, and SugarCRM;

•	on-demand CRM application service providers such as Siebel Systems, Entellium, NetSuite, Inc., RightNow Technologies, Inc., and Salesnet, Inc.; and

•	enterprise application service providers including British Telecom and IBM.

In addition, we face competition from businesses that develop their own CRM applications internally, as well as from enterprise software vendors and online service providers who may develop and/or bundle CRM products with their products in the future. We also face competition from some of our larger and more established competitors who historically have been packaged CRM software vendors, but who are developing directly competitive on-demand CRM application services offerings, such as Siebel Systems’ Siebel CRM OnDemand. Our professional services organization competes with a broad range of large systems integrators, including Accenture Ltd., BearingPoint, Inc. and IBM, as well as smaller independent consulting firms specializing in CRM implementations. We have relationships with many of these consulting companies and frequently work cooperatively on projects with them, even as we compete for business in other customer engagements.

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

Because we sell our service throughout the world, we are subject to risks and challenges that we would otherwise not face if we conducted our business only in the United States. For example, sales in Europe and Asia Pacific together represented approximately 20 percent of our total revenues during the nine months ended October 31, 2005 and 20 percent of our total revenues during the nine months ended October 31, 2004, and we intend to continue to expand our international sales efforts. The risks and challenges associated with sales to customers outside the United States include:

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

If we acquire any companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results and the value of our common stock.

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

In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted which could affect the market price of our stock. Further, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects may be seriously harmed and the value of our common stock may decline.

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

By the end of fiscal 2006, we are required to comply with the SOX requirements involving the assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment. Although we believe our on going review and testing of our internal controls will enable us to be compliant with the SOX requirements, we may identify deficiencies that we may not be able to remediate by the end of fiscal 2006. If we cannot assess our internal controls over financial reporting as effective, or our external auditors are unable to provide an unqualified attestation report on such assessment, our stock price could decline.

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

Our success depends largely upon the continued services of our executive officers and other key personnel, particularly Marc Benioff, our Chief Executive Officer and Chairman of the Board, Steve Cakebread, our Chief Financial Officer, Jim Steele, our President of Worldwide Sales and Distribution, Parker Harris, our Executive Vice President of Technology, Ken Juster, our Executive Vice President of Law, Policy and Corporate Strategy, and John Freeland, our President of Worldwide Operations. We are also substantially dependent on the continued service of our existing development and operations personnel because of the complexity of our service and technologies. We do not have employment agreements with any of our executive officers, key management, development or operations personnel and, therefore, they could terminate their employment with us at any time. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees or groups could seriously harm our business.

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

For example, in December 2004, the FASB announced its decision to require companies to expense employee stock options. We will adopt this new accounting pronouncement, Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, beginning on February 1, 2006, which is the start of fiscal 2007. We believe this change in accounting will materially reduce our fiscal 2007 reported results of operations.

Unanticipated changes in our tax rates could adversely affect our future results.

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

Our amended and restated certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions among other things:

•	establish a classified board of directors so that not all members of our board are elected at one time;

•	permit the board of directors to establish the number of directors;

•	provide that directors may only be removed “for cause” and only with the approval of 66 2/3 percent of our stockholders;

•	require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and bylaws;

•	authorize the issuance of “blank check” preferred stock that our board could issue to increase the number of outstanding shares and to discourage a takeover attempt;

•	eliminate the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

Interest rate sensitivity

We had cash, cash equivalents and marketable securities totaling $256.9 million at October 31, 2005. These amounts were invested primarily in money market funds and instruments, corporate notes and bonds, government securities and other debt securities with strong credit ratings. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 26, 2004, a purported class action complaint was filed in the United States District Court for the Northern District of California, entitled Morrison v. salesforce.com, et al., against the Company, its Chief Executive Officer and its Chief Financial Officer. The complaint alleged violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), purportedly on behalf of all persons who purchased salesforce.com common stock between June 21, 2004 and July 21, 2004, inclusive. The claims were based upon allegations that defendants failed to disclose an allegedly declining trend in its revenues and earnings. Subsequently, four other substantially similar class action complaints were filed in the same district based upon the same facts and allegations, asserting claims under Section 10(b) and Section 20(a) of the 1934 Act and Section 11 and Section 15 of the Securities Act of 1933, as amended. The actions have been consolidated under the caption In re salesforce.com, inc. Securities Litigation, Case No. C-04-3009 JSW (N.D. Cal.). On December 22, 2004, the Court appointed Chuo Zhu as lead plaintiff. On February 22, 2005, lead plaintiff filed a Consolidated and Amended Class Action Complaint (the “CAC”). The CAC alleged violations of Section 10(b) and Section 20(a) of the 1934 Act, purportedly on behalf of all persons who purchased salesforce.com common stock between June 23, 2004 and July 21, 2004, inclusive. As in the original complaints, the claims in the CAC were based upon allegations that defendants failed to disclose an allegedly declining trend in its revenues and earnings. On April 14, 2005, defendants filed a motion to dismiss the CAC. On April 15, 2005, the Court granted lead plaintiff leave to file an amended/superseding complaint. On April 22, 2005, lead plaintiff filed a Corrected and Superceding [sic] First Amended Class Action Complaint (“FAC”). As in the CAC, the FAC alleges violations of Section 10(b) and Section 20(a) of the 1934 Act, purportedly on behalf of all persons who purchased salesforce.com common stock between June 23, 2004 and July 21, 2004, inclusive. The claims in the FAC are based upon allegations that defendants failed to disclose an internal forecast that earnings for fiscal year 2005 would decline from the prior fiscal year. On April 29, 2005, defendants filed a motion to dismiss the FAC. The hearing on the motion took place on August 26, 2005. The court issued a tentative ruling granting the motion to dismiss, but has not yet issued its final ruling on the motion. The lawsuit is still in the preliminary stages, and it is not possible for the Company to quantify the extent of potential liability, if any. The Company does not believe that the lawsuit has any merit and intends to defend the action vigorously.

On August 6, 2004, a shareholder derivative action was filed in the Superior Court of the State of California, San Francisco County, entitled Borrelli v. Benioff, et al., against the Company’s Chief Executive Officer, its Chief Financial Officer and members of its Board of Directors alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment under state common law. Subsequently, a substantially similar complaint was filed in the same court based on the same facts and allegations, entitled Johnson v. Benioff, et al. The two actions have been consolidated under the caption Borrelli v. Benioff, Case No. CGC-04-433615 (Cal. Super. Ct., S.F. Cty.). On October 5, 2004, plaintiffs filed a consolidated complaint, which is based upon the same facts and circumstances as alleged in the shareholder class action discussed above, and asserts that the defendants breached their fiduciary duties by making or failing to prevent salesforce.com, inc. and its management from making statements or omissions that potentially subject the Company to liability and injury to its reputation. The action seeks damages on behalf of salesforce.com in an unspecified amount, among other forms of legal and equitable relief. Salesforce.com is named solely as a nominal defendant against which no recovery is sought. The plaintiff shareholders made no demand upon the Board of Directors prior to filing these actions. The deadline for defendants to respond to the consolidated complaint is December 20, 2005. The derivative action is still in the preliminary stages, and it is not possible for the Company to quantify the extent of potential liability to the individual defendants, if any. Management does not believe that the lawsuits have any merit and intends to defend the actions vigorously.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. Securities Sold

Not applicable.

b. Underwriters and Other Purchasers

Not applicable.

c. Consideration

Not applicable.

d. Exemption from Registration Claimed

Not applicable.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

The Exhibits listed below are filed as part of this Form 10-Q.

Exhibit 3.1(1)	Restated Certificate of Incorporation of salesforce.com, inc.

Exhibit 3.2(1)	Amended and Restated Bylaws of salesforce.com, inc.

Exhibit 10.1*(2)	Offer Letter between salesforce.com, inc. and John Freeland executed as of September 21, 2005

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s registration statement on Form S-1 (No. 333-111289) as filed with the Securities and Exchange Commission on April 20, 2004.
(2)	Incorporated by reference from the Company’s Form 8-K as filed with the Securities and Exchange Commission on September 27, 2005.
*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 18, 2005

salesforce.com, inc.

/s/ Steve Cakebread

Steve Cakebread Chief Financial Officer