Form 10-K
period 2006-01-31
SALESFORCE COM INC
filed 2006-03-15
CIK 1108524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2006

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

Not applicable

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based on the closing price of the Registrant’s common stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was July 31, 2005, the aggregate market value of its shares (based on a closing price of $23.55 per share) held by non-affiliates was approximately $1.5 billion. Shares of the Registrant’s common stock held by each executive officer and director and by each entity or person that owned 5 percent or more of the Registrant’s outstanding common stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2006, there were approximately 110.8 million shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its fiscal 2006 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended January 31, 2006, are incorporated by reference in Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

salesforce.com, inc.

i

FORWARD-LOOKING INFORMATION

This Annual Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our business strategy and our plan to build our business, the future expenses associated with expanding our data center capacity and upgrading our new development and test data center, our anticipated growth, trends in our business, our future strategy of acquiring or making investments in complementary companies, services and technologies, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the potential impact of current or any future litigation, the potential availability of additional tax assets in the future and related matters, the impact of the new accounting pronouncement to expense stock options and the sufficiency of our capital resources, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors Which May Impact Future Operating Results” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

ITEM 1. BUSINESS

Overview

We were incorporated in Delaware in February 1999 and we introduced our service offering in February 2000. Our principal executive offices are located in San Francisco, California and our website address is www.salesforce.com. Our office address is The Landmark @ One Market, Suite 300, San Francisco, California 94105.

We are the leading provider, based on market share, of application services that allow organizations to easily share customer information on demand, according to an August 2005 report by International Data Corporation, or IDC. We provide a comprehensive customer relationship management, or CRM, service to businesses of all sizes and industries worldwide.

We designed and developed our hosted service to be a low-cost, easy-to-use application that is easy and quick to deploy, customizable and can be integrated with other software applications. We deliver our service through a standard Web browser. Customers who use our on-demand CRM service are able to avoid many of the expenses and complexities of traditional enterprise software implementations. As a result, our customers incur less risk and lower upfront costs. Our service helps customers more effectively manage and share their sales, support, marketing and partner information on-demand. We market our service to businesses on a subscription basis, primarily through our direct sales efforts and also indirectly through partners. As of January 31, 2006, our customer base had grown to approximately 20,500 worldwide, and we had approximately 399,000 paying subscriptions. We define paying subscriptions as unique user accounts, purchased by customers for use by their employees and other customer-authorized users, that have not been suspended for non-payment and for which we are recognizing subscription revenue.

Industry Background

The Enterprise Application Software Market

Over the last thirty years, there have been several shifts in the way vendors deliver enterprise software applications. In the 1970s and 1980s, vendors delivered application software through centralized mainframe based systems. This evolved in the 1990s to client/server computing.

Many businesses purchased, built and deployed a wide range of enterprise software applications in such areas as enterprise resource planning, or ERP, and CRM. Businesses had no choice but to install, configure, manage and maintain the hardware, software and network services needed to implement the software application in-house. As a result, enterprise software applications were historically available mostly to large businesses with the financial resources to make such investments.

While technology improvements brought increased processing power and application functionality intended to enable businesses to automate and improve their basic processes, businesses have been challenged to realize the benefits of these applications for a variety of reasons, including the following:

•	Difficulty of deployment. The increasing number and complexity of applications, operating systems, networks and computer systems have made it difficult and time consuming for businesses to implement and use enterprise software applications.

•	High cost of ownership. Enterprise software applications carry a high total cost of ownership. Customers must make significant investments, both initially and on an ongoing basis, in applications and IT infrastructure, including computer systems, networks, software licenses, service and support and maintenance. Additionally, customers typically must employ costly IT staff and consultants to deploy, integrate, customize, support, administer and upgrade these applications.

In an attempt to address these challenges, many enterprise software application vendors adapted their products to be accessible over the Internet. However, as these products were not originally designed to be delivered over the Internet as a service, they failed to address these challenges. In addition, because they are not easy to use, users were hesitant to adopt these complex, non-intuitive installed applications.

Emergence of On-Demand Application Services

The pervasiveness of the Internet, along with the dramatic declines in the pricing of computing technology and network bandwidth, have enabled a new generation of enterprise computing in which substantial components of IT infrastructure can be provisioned and delivered dynamically over the Internet on an outsourced basis. This new computing paradigm is sometimes referred to as utility computing, while the outsourced software applications are referred to as on-demand application services.

On-demand application services enable businesses to subscribe to a wide variety of application services that are developed specifically for, and delivered over, the Internet on an as-needed basis with little or no implementation services required and without the need to install and manage third-party software in-house.

We feel that the key attributes of successful on-demand application services include:

•	the availability of enterprise application services to customers of all sizes and across all industries;

•	a fully outsourced service accessible over the Internet and through a variety of devices, including laptop computers and PDAs;

•	rapid and simple deployment, configuration and training;

•	a comprehensive set of application features;

•	a scalable, secure and reliable application architecture that can economically support hundreds of thousands of customers simultaneously;

•	the ability to integrate with businesses’ existing third-party and internally developed enterprise applications and databases; and

•	the ability to tailor the appearance, policy settings, workflow and other characteristics of the service to meet the needs of a diverse customer base.

On-demand application services contrast with the traditional enterprise software model, which requires each customer to install, configure, manage and maintain the hardware, software and network services to implement the software application in-house. Moreover, traditional enterprise software vendors must maintain support for numerous legacy versions of their software and compatibility with a wide array of hardware devices and operating environments, and as a result dedicate fewer resources to innovation and incur higher research and development expenses as a percentage of revenue than on-demand application service providers.

On-demand application services also contrast with solutions offered by first-generation application service providers, commonly referred to as ASPs, which host third-party enterprise applications on behalf of their customers. Since these ASPs are deploying traditional third-party enterprise software applications with each customer typically running on a separate instance, or copy, of the software, ASPs remain challenged by the time and expense problems associated with purchasing, implementing, integrating, maintaining and supporting these applications. Additionally, because ASP hosting typically involves the installation of one dedicated server or set of servers to support a small number of customers, ASPs are challenged to cost-effectively scale to support a larger customer base.

We believe the shift to on-demand application services provides significant benefits. Businesses are able to realize many of the benefits offered by traditional enterprise software vendors, such as a comprehensive set of features and functionality and the ability to customize and integrate with other applications, while at the same time reducing the risks and lowering the total costs of owning enterprise software. As a result, we believe the emergence of on-demand application services will continue to bring about a fundamental transformation in the enterprise software industry as businesses will be able to replace their purchased software with subscriptions to a wide range of application services. According to an April 2005 report by IDC, 79% of companies surveyed are now purchasing or reviewing on-demand application offerings.

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

We believe that traditional CRM applications have generally suffered from the following challenges:

•	Low deployment rates and low user adoption. Customers have been reluctant to deploy traditional CRM applications as well as add-on applications developed by third-party developers because of the complexity involved in implementing, customizing and integrating them and because end users have not been willing to invest the considerable time and effort required to learn to use these applications.

•

Lack of ubiquitous access. Given the mobility and geographic diversity of most enterprise sales organizations, ubiquitous access to customer information and application functionality is critical to the effectiveness of CRM applications. As enterprise CRM software application functionality has not been available or has been difficult to access over the Internet and through laptops and PDAs, full realization of the benefits of sharing access to information and resources has been hindered.

•	Low return on investment. The cost, time and effort required to implement an enterprise CRM application, combined with low user adoption, have made it difficult for companies to quickly, or ever, realize the benefits of their investment.

•	Inability to serve businesses of all sizes. Many small and medium-sized businesses seeking the benefits of CRM have been unable to afford the costs associated with traditional enterprise software CRM applications.

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

Our Solution

We are the leading provider of on-demand CRM, helping companies better track, manage and share information regarding their sales, customer service and support, and marketing operations. As of January 31, 2006, our customer base had grown to approximately 20,500 worldwide, and we had approximately 399,000 paying subscriptions. We provide our service to businesses through our proprietary, scalable and secure multi-tenant application architecture, which allows us to serve large numbers of customers cost-effectively by leveraging a single application code base.

By subscribing to our service, our customers do not have to make large and risky upfront investments in software, additional hardware, extensive implementation services, and additional IT staff. As a result, our service enables businesses to achieve higher productivity from, and a lower total cost of ownership for, their CRM solutions.

Key advantages of our solution include:

•	Rapid deployment. Our service can be deployed rapidly and provisioned easily, since our customers do not have to spend time installing or maintaining the servers, networking equipment, security products or other infrastructure hardware and software necessary to ensure a scalable and reliable service. We believe the average time that a customer requires to deploy our service is significantly shorter than typical, traditional CRM software deployments. We also offer complementary consulting and training services to assist customers in rapidly deploying and optimizing their use of our service.

•	Enable high levels of user adoption. We have designed our service to be easy-to-use and intuitive. Since our service contains many tools and features recognizable to users of popular websites such as those of Amazon.com, eBay and Yahoo!, it has a more familiar interface than typical CRM enterprise applications. As a result, our users do not require substantial training on how to use and benefit from our service. We conduct extensive surveys of our users to gauge their experiences with our service so that we may determine potential areas of improvement. In addition, because of the nature of our service, we receive automatic feedback as to which features customers use.

•	Lower total cost of ownership. We enable customers to achieve significant savings relative to the traditional enterprise software model. Customers also benefit from the predictability of their future costs since they pay for the service, which includes upgrades, on a per subscriber basis for the term of the subscription contract.

Additionally, our service enables customers to automate sales, customer service and support and marketing processes without having to make large and risky upfront investments in software, hardware, implementation services and additional IT staff. Also, because all upgrades are implemented by us on our servers, new features and functionality automatically become part of our service on the release date and therefore benefit all of our customers immediately. Customers are not burdened or disrupted by the need to upgrade systems.

•	Extensive features, functionality and configurability. We offer a comprehensive array of CRM features that meet the needs of businesses of any size. Our service supports the three key functional areas within CRM—sales, customer service and support, and marketing automation. Most of the features of our service can be accessed through a variety of devices, including laptop computers and PDAs. For example, we offer an offline version of our service that can be used on any PC or laptop. Additionally, through our introduction of the AppExchange Builder (previously called Customforce), our service is highly configurable in a short amount of time, enabling our customers to tailor its appearance, policy settings, language, workflow, reports and other characteristics without the use of significant IT resources or consultants.

•	Secure, scalable and reliable delivery platform. The delivery platform for our service has been designed to provide our customers with high levels of reliability, performance and security. We have built and continue to invest in a comprehensive security infrastructure, including firewalls, intrusion detection systems and encryption for transmissions over the Internet, which we monitor and test on a regular basis. In addition, all of our customers’ data is replicated in near real-time to help protect the data and ensure service continuity in the event of a major disaster. We built and maintain a multi-tenant application architecture that has been designed to enable our service to scale securely, reliably and cost-effectively to tens of thousands of customers and millions of users. Our multi-tenant application architecture maintains the integrity and separation of customer data while still permitting all customers to use the same application functionality simultaneously. Our architecture also enables customers to segment access privileges across their user base.

•	Ease of integration. Our platform is designed to enable IT professionals to integrate our service with existing applications quickly and seamlessly. Our AppExchange platform provides a set of application programming interfaces, or APIs, that enable customers and independent developers to integrate our service with existing third-party, custom and legacy applications and write their own application services that integrate with our service. For example, many of our customers use the AppExhange APIs to move customer-related data from custom-developed and legacy applications into our service on a periodic basis to provide greater visibility into their activities.

Our Strategy

Our objective is to be the leading provider of on-demand application services for businesses worldwide. We want to manage more than CRM data. However, we believe that CRM still presents a significant growth opportunity. Key elements of our strategy include:

•	Continue to lead the industry transformation to on-demand application services. We believe that the market transformation to on-demand application services enabled by utility computing is a growing trend in the technology industry. We enable customers of all sizes to be able to benefit from the capabilities of enterprise software applications. We believe we have established a leadership position in this new industry both as a successful vendor of on-demand application services and also as a key thought leader helping to define the architecture and vision of utility computing. We seek to extend our leadership position in this industry by continuing to innovate and bring new on-demand application services and value-added technologies to market.

•

Strengthen and extend our service offering. We designed our service to easily accommodate new features and functions as well as the release of entirely new application services. We intend to continue to add CRM features and functionality to our core service that we will make available to customers at no additional charge. We offer advanced modules for an additional subscription fee to customers that require enhanced CRM capabilities. We also evaluate acquisition or investment opportunities in complementary companies, services and technologies in an effort to strengthen and extend our service offering. In addition to accommodating new CRM features, we believe that our technology infrastructure is able to support entirely different, non-CRM application capabilities.

•	Pursue new customers and new territories aggressively. We believe that our on-demand CRM application service provides significant value for businesses of any size, from small businesses to the largest Fortune 500 corporations. As a result, we will continue to aggressively target businesses of all sizes, primarily through our direct sales force. We have steadily increased and plan to continue to increase the number of direct sales professionals we employ, and we intend to develop additional distribution channels for our service. We have created several editions of our service to address the distinct requirements of businesses of different sizes. We also believe that there is a substantial market opportunity for our service outside of North America. We plan to continue to aggressively market to customers outside of North America by recruiting local sales and support professionals, building partnerships that help us add customers in these regions and increasing the number of languages we support. As of January 31, 2006, we offer our service in 12 languages.

•	Deepen relationships with our existing customer base. We believe there is significant opportunity to leverage our relationships with existing customers. We want to sell more subscriptions to existing customers by targeting additional functional areas and business units within the customer organization and pursuing enterprise-wide deployments, and we want to provide professional service offerings that are complementary to our service and enable us to sell subscriptions to larger customers who require assistance with complex integrations and customizations.

In addition, by continuously enhancing the functionality of our service, we believe that customers will find more uses for our service and therefore purchase additional subscriptions, continue to renew their existing subscriptions and upgrade to more fully featured versions such as our Enterprise Edition.

•	Encourage the development of third-party applications on our AppExchange API platform. Our AppExchange API (previously called sforce) platform enables existing customers and third-party developers to develop and deliver applications complementary to our core service offering. It is a platform where applications can be built and traded. We believe the ecosystem of developers will address the business requirements of both current and potential subscribers. The AppExchange API platform enhances the attractiveness of our service, particularly to enterprise customers, by enabling them to accelerate the integration of our service with their existing applications. With the introduction of the AppExchange Builder, we are able to continue to augment the tools and services we provide to developers and foster their development of new applications.

In continuing with our efforts to encourage the development of third-party applications that will benefit our customers, in September 2005 we introduced the AppExchange directory, an online marketplace that we host for our customers, developers and partners to exchange custom applications that are built on and can integrate with our service.

The salesforce.com Service

We provide a comprehensive array of on-demand CRM and business application services, which enable customers and subscribers to systematically record, store, and act upon business data and to help businesses manage customer accounts, track sales leads, evaluate marketing campaigns, and provide post-sales service. We also enable companies to generate reports and summaries of this data and share them with authorized individuals across functional areas. Our CRM services mainly focus on the following areas:

•

Sales Force Automation, which is marketed under our brand Salesforce SFA, enables salespeople to be more productive by automating manual and repetitive tasks and by providing them with better, more organized data about current and prospective customers. Salesforce SFA helps companies establish a system and process for recording, tracking, and sharing information about sales opportunities, sales leads, sales forecasts, the sales process, closed business, and managing sales territories.

•	Marketing Automation, which is marketed under our brand Salesforce Marketing, enables companies to manage marketing campaigns from initiation through the development of leads that are passed to the sales team and enables them to determine the effectiveness of each campaign by quantifying the revenue generated as a result of specific marketing activities.

•	Customer Service and Support Automation, which is marketed under our brand Salesforce Service & Support (previously called Supportforce), allows companies to interact better and more efficiently and professionally with their existing customers for a variety of needs, such as requests for repairs, advice about products and services, complaints about faulty goods, and the need for additional goods and services. Using Salesforce Service & Support, customers can create a comprehensive, fully-integrated virtual contact center to support a wide range of customer interactions that occur through voice, chat, email, and in-person interactions.

In September 2005, we introduced the AppExchange directory, which is an on-demand application-sharing service and an on-demand platform that customers can leverage to build and deploy their own custom applications to extend Salesforce beyond CRM services. AppExchange provides a way to browse, test-drive, share, and install applications developed on our on-demand AppExchange platform. Partners, developers, and anyone else who chooses to participate can offer their applications on the AppExchange directory. This directory gives our users an easy way to find and install applications to expand their use of the AppExchange platform to new areas of customer relationship management. We currently do not charge users or partners a fee or royalty for applications in the directory.

As of January 31, 2006, we offered three principal editions of our service for a fee: Team Edition, Professional Edition, and Enterprise Edition. We derived approximately 90 percent or more of our revenues in fiscal 2006, 2005, and 2004 from subscriptions to and support for our service.

•	Team Edition. Team Edition, which is limited to five subscribers, is targeted primarily at small businesses and workgroups that seek a basic sales force automation and case management solution without the sophisticated features that are required by larger companies. Users can use Team Edition to share important customer data and manage their customer relations—from the start of the sales cycle to closing the deal to providing customer support and service. Team Edition offers access to accounts, contacts, opportunities, cases and reports. It does not include the more advanced customer service and support or marketing automation features such as: campaigns, forecasts, leads, solutions, online case capture, self-service portal, notes and attachments, Offline Edition and mass email capabilities. Using the AppExchange platform, customers can further extend and customize Team Edition by adding additional custom tabs and/or a custom application.

•	Professional Edition. Professional Edition is targeted primarily at medium-sized and large businesses that need a robust and complete CRM solution, but do not need some of the more advanced administrative features and integration capabilities. Professional Edition offers companies a comprehensive CRM suite that business users can use to manage every aspect of the customer lifecycle. In addition to everything available in Team Edition, it provides users more advanced CRM functionality such as: campaigns, forecasts, lead management, contract management, solutions, online case capture and a self-service portal. Professional Edition also comes with standard, easy-to-use customization, security and sharing, integration and administration tools to facilitate any small- to mid-sized deployment. Using the AppExhange platform, Professional Edition customers have more flexibility than Team Edition customers to further extend and customize their service by adding more custom applications, custom tabs and/or custom objects.

•

Enterprise Edition. Enterprise Edition is our most fully featured CRM service offering and is designed to meet the complex business needs of large organizations with many divisions or departments. In addition to all of the functionality available in Professional Edition, Enterprise Edition offers customers:

A) our most advanced CRM functionality, such as territory management that uses a rule-based territory assignment engine to categorize accounts and users into territories, products & schedules that tracks revenue and quantity by opportunities;

B) sophisticated Multi-Divisional Sharing and Permissions such as profile-based departmental security and sharing;

C) Workflow and Business Process Control such as workflow automation tasks;

D) Enterprise Customization and Integration tools that can support large-scale deployments, such AppExchange and web service API’s for back-office integration that enables companies to readily integrate Salesforce with ERP applications and other data sources.

With Enterprise Edition, customers also have the maximum flexibility and control to fully extend and customize their Salesforce.com application by adding more custom applications, custom tabs and/or custom objects.

Each of the editions described above entitles customers to our standard customer support services, which are available 12 hours a day, five days a week, with a 48-hour response time guarantee. For advanced customers with more complex business needs, we provide additional levels of fee-based customer support.

In addition to the three editions, we continue to innovate and develop additional products and services as optional add-on subscriptions to better meet different customers’ individual needs. Some examples include:

•	Offline Edition: Offline Edition allows customers to view and modify their CRM data, such as accounts, contacts, opportunities, tasks, and events while disconnected from the Internet. Offline Edition is included in all Enterprise Edition service subscriptions. Customers of Professional Edition can choose to subscribe as an add-on service.

•	Products & Schedules: Products & Schedules allows customers to define products, associate it with a price in a price book and establish schedules for products on all sales opportunities. It provides customers the critical information to track and forecast revenue by products. Products & Schedules is included in all Enterprise Edition service subscriptions. Customers of Professional Edition can choose to subscribe as an add-on service.

•	Salesforce Sandbox: Salesforce Sandbox enables customers to test new customizations or features before deploying them. Customers can use Sandbox to install, modify, and test applications downloaded from the AppExchange or to create a development environment for building and testing integrations and internally built applications. Additionally, customers may use Salesforce Sandbox as an exact replica of their production salesforce system for employee training purposes.

As part of our marketing programs, we also offer a Personal Edition service which includes a contact management database and several other features that are useful to individual sales representatives and others who need a centralized way to organize contact data and access that data over the Internet. It is intended for use by a single user and is currently available at no charge. In addition, we offer a service called Developer Edition, currently at no charge, to developers and others interested in building applications on our AppExchange platform.

Our customers can customize and integrate our application with other software applications in a variety of ways. For example, through our AppExchange API, a customer can integrate our service with multiple ERP systems including Oracle financial software and Siebel customer support software, and an ISV can integrate a customer’s sales force automation and content management data with the professional services management system the ISV built. Additionally, through our AppExchange Builder, a customer can tailor the features of the service to meet their business requirements or create new on-demand applications through a point-and-click interface and without the use of significant IT resources or consultants.

In June 2005, we launched AppExchange OS (previously called Multiforce), which is an extension of the capabilities of AppExchange Builder. Through AppExchange OS, our subscribers can multi-task between multiple on-demand applications, all running in the same service environment, with a single click. AppExchange OS extends the range of custom applications beyond CRM.

We currently do not charge users a fee or royalty on the AppExchange directory, AppExchange OS, AppExchange Builder, AppExchange API or applications developed with the AppExchange platform.

Professional Services

We offer consulting and implementation services and training that complement our on-demand application service.

Consulting and Implementation Services

We offer consulting and implementation services to our customers to facilitate the adoption of our on-demand CRM application service. Consulting services consist of services such as business process mapping, project management services and guidance on best practices in using our service. Implementation services include systems integration, configuration and data conversion. The majority of our consulting and implementation engagements are billed on a time and materials basis. For many of our small and medium-sized business customers, we also offer for a fixed price certain implementation services that take up to a week to complete.

Training

We offer a number of traditional classroom and online educational classes that address topics such as implementing, using and administering our service. We also offer classes for our partners who implement our service on behalf of our customers.

We bill the traditional classroom and some of the on-line educational classes on a per person, per class basis. The majority of our on-line educational classes are available at no charge to customers who subscribe to our service. We also assist customers in developing and delivering a customized education program for their employees. The majority of these custom training engagements are billed on a time and materials basis.

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

Our service is also flexible. Every page is dynamically rendered for each specific user, including a choice of 12 languages and a number of currencies with dynamic currency conversion support. In addition, our service can display different views of the data based upon a number of factors, including user, department and area of responsibility in the company. Our service also allows customers to create multiple subtypes or subclasses of our business objects and tie views to each record type. This customization extends to the data model of our service, as our service allows customers to extend existing tables in our database as well as create new tables without actually modifying the underlying physical database schema.

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

We have built a service-oriented architecture, or SOA, which allows our service to be addressable by other applications on the Internet and by applications behind customers’ firewalls. Through our AppExchange API platform, we allow customers and partners to insert, update, delete and query any of their information in our service. Our full-text search engine, which allows users to perform natural language queries on all the data through a browser, is also exposed as a Web service. In addition, we have mechanisms to protect our service not only from malicious abuse, but from poorly written applications that put undue strain on the service. Each user session is encrypted, and we actively monitor our system to detect intrusion by unauthorized users.

Development

Our research and development efforts are focused on improving and enhancing our existing service offerings as well as developing new proprietary services. In addition, from time to time we supplement our internal research and development activities with outside development resources. Because of our common, multi-tenant application architecture, we are able to provide all of our customers with a service based on a single version of our application. As a result, we do not have to maintain multiple versions of our application and are able to maintain relatively low research and development expenses. Our research and development expenses were $23.3 million in fiscal 2006, $9.8 million in fiscal 2005 and $7.0 million in fiscal 2004.

Operations

As of January 31, 2006, we serve all of our customers and users from a single, third-party Web hosting facility located on the west coast of the United States, operated by Equinix, Inc. The facility is built to the same critical systems building codes as hospitals and other vital infrastructure. The facility is secured by around-the-clock guards, biometric access screening and escort-controlled access, and is supported by on-site backup generators in the event of a power failure. As part of our current disaster recovery arrangements, all of our customers’ data is currently replicated in near real-time in a separate back-up facility located on the east coast. This strategy is designed to both protect our customers’ data and ensure service continuity in the event of a major disaster.

Our agreement with Equinix provides for Equinix to supply space in its secure facilities on the west and east coast as well as power. Bandwidth to the Internet is provided by multiple private companies. The initial term of the service agreement with Equinix expires on January 31, 2007 with the ability to renew on favorable terms.

We regularly rotate tapes of customer data out of the facilities and store them in a secure location in the event of data loss at the facilities. Additionally, we also have an agreement with SunGard Data Systems, a provider of availability services, to provide access to a geographically remote disaster recovery facility that would provide us with access to hardware, software and Internet connectivity in the event the Web hosting facilities become unavailable. Even with the disaster recovery arrangements, our service could be interrupted.

We continuously monitor the performance of our service. The monitoring features we have built or licensed include centralized performance consoles, automated load distribution tools and various self-diagnostic tools and programs.

Customers

As of January 31, 2006, our customer base had grown to approximately 20,500, and we had approximately 399,000 paying subscriptions. As of January 31, 2005, our customer base was approximately 13,900 and our paying subscriptions were approximately 227,000.

Our revenues are divided among small businesses (companies with fewer than 200 employees), medium-size businesses (200 or more employees and up to $1 billion in annual revenues), and large businesses (over $1 billion in annual revenues). The number of paying subscriptions at each of our customers ranges from one to more than 6,000.

None of our customers accounted for more than 5 percent of our revenues in fiscal 2006, 2005 or 2004.

Sales, Marketing and Customer Support

We organize our sales and marketing programs by geographic regions, including North America, Europe, Japan, and the Asia Pacific region other than Japan.

Direct Sales

We sell subscriptions to our service primarily through our direct sales force comprised of inside sales, telesales and field sales personnel. Our small business, general business and enterprise account executives and account managers focus their efforts on small, medium-size and large enterprises, respectively. Sales representatives in our small business group sell to smaller companies, primarily over the phone.

Referral and Indirect Sales

We have a network of partners who refer customer prospects to us and assist us in selling to them. These include consulting firms, other technology vendors and systems integrators. In return, we typically pay these partners a fee based on the first-year subscription revenue generated by the customers they refer. We have also started to develop distribution channels for our service.

Marketing

Our marketing strategy is to generate qualified sales leads, build our brand and raise awareness of salesforce.com as a leading provider of on-demand CRM application services. Our marketing programs include a variety of advertising, events, public relations activities and Web-based campaigns targeted at key executives and decision makers within businesses.

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

Customer Service and Support

We believe that superior customer support is critical to retaining and expanding our customer base. Our customer support groups respond to general customer inquiries, such as questions about the ordering process or the status of an order or payment, technical questions or questions relating to how to use our service, and are available to customers by telephone or email or over the Web.

We have a comprehensive technical support program to assist our customers in the use of our service and to identify, analyze and solve any problems or issues with our service. The support program includes email support, an online repository of helpful information about our service, shared best practices for implementation and use, and telephone support. Telephone support is provided by technical support specialists on our staff, who are extensively trained in the use of our service. In addition, we have supplemented our support specialists with other technical support specialists who work for us on a contract basis. Basic customer support during business hours is available at no charge to customers that purchase our Team Edition, Professional Edition or Enterprise Edition. Premium customer support that includes additional customer support is available for an additional charge.

International Sales

In fiscal 2006, 2005 and 2004, we generated approximately 20 percent, 20 percent and 18 percent of our total revenues, respectively, from customers in Europe and Asia Pacific. We expect international markets to provide increased opportunities for our applications and services in the future. Our current international efforts are focused on strengthening our direct sales and marketing presence in Europe and Asia Pacific, and generating more revenues from these regions.

Competition

The market for CRM applications and enterprise business applications generally, is highly competitive, rapidly evolving and fragmented, and subject to changing technology, shifting customer needs and frequent introductions of new products and services. We compete primarily with vendors of packaged CRM software, whose software is installed by the customer directly or hosted by a first generation ASP on the customer’s behalf, and companies offering on-demand CRM applications. We also compete with internally developed applications and face, or expect to face, competition from enterprise software vendors and online service providers who may develop and/or bundle CRM products with their products in the future. Our current principal competitors include:

•	enterprise software application vendors including Amdocs Limited, SSA Global Technologies, Inc., which recently acquired E.piphany, Inc., Epicor, IBM Corporation, Microsoft Corporation, SAP AG, and Oracle Corporation, which recently acquired Siebel Systems, Inc.;

•	packaged CRM software vendors, some of whom offer hosted services, such as FrontRange Solutions, Inc., Onyx Software Corp., Pivotal Corporation, which is owned by CDC Software Corporation, a subsidiary of chinadotcom corporation, Sage Group plc, and SugarCRM;

•	on-demand CRM application service providers such as Oracle, SAP, NetSuite, Inc., RightNow Technologies, Inc., and Salesnet, Inc.; and

•	enterprise application service providers including British Telecom and IBM.

We believe that as enterprise software application vendors shift more of their focus to the hosted applications market, particularly for CRM and the small to medium sized business market, these vendors will be a greater competitive threat.

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

While some of our competitors offer CRM applications with greater complexity than our service, we believe none of them addresses all of the limitations of traditional CRM applications adequately. In many cases, we believe CRM applications with greater complexity have a higher total cost of ownership, take significantly more time to implement and are harder to use than our service. However, many of our competitors and potential competitors have greater name recognition, longer operating histories, larger marketing budgets and significantly greater resources. They may be able to devote greater resources to the development, promotion and sale of their products than we can to ours, which could allow them to respond more quickly than we can to new technologies and changes in customer needs. Additionally, our competitors may offer or develop products or services that are superior to ours or that achieve greater market acceptance.

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

The following are some of our registered trademarks in the U.S. and elsewhere:

salesforce.com

“No Software” logo

The End of Software

Success. Not Software

Team Edition

Unregistered trademarks we use include:

“Block S” logo

Success On Demand.

sforce

experience success.

AppExchange

CRMSuccess

The Business Web

We have received in the past, and may receive in the future, communications from third parties claiming that we have infringed on the intellectual property rights of others. Any intellectual property claims, regardless of merit, may require us to seek licenses to that technology. In addition, we license third-party technologies that are incorporated into some elements of our services. Licenses from third-party technologies may not continue to be available to us at a reasonable cost, or at all. Additionally, the steps we have taken to protect our intellectual property rights may not be adequate. Third parties may infringe or misappropriate our proprietary rights. Competitors may also independently develop technologies that are substantially equivalent or superior to the technologies we employ in our services. If we fail to protect our proprietary rights adequately, our competitors could offer similar services, potentially significantly harming our competitive position and decreasing our revenues.

Employees

As of January 31, 2006, we had 1,304 employees. We plan to hire additional personnel, particularly in customer-related areas, for the foreseeable future as we continue to execute on our growth plan.

We believe our future success and growth will depend on our ability to attract and retain qualified employees in all areas of our business. None of our employees is represented by a labor union. We consider our relationship with our employees to be good. However, we face competition for qualified employees, and we expect to face continuing challenges in recruiting and retention.

Available Information

You can obtain copies of our Form 10-K, 10-Q, 8-K reports, and other filings with the SEC, and all amendments to these filings, free of charge from our Web site at http://www.salesforce.com/company/sec-filings.jsp as soon as reasonably practicable following our filing of any of these reports with the SEC. You can also obtain copies free of charge by contacting our Investor Relations department at the office address described above.

ITEM 1A. RISK FACTORS

RISK FACTORS WHICH MAY IMPACT FUTURE OPERATING RESULTS

Risks Related to Our Business and Industry

If our on-demand application service is not widely accepted, our operating results will be harmed.

We derive substantially all of our revenue from subscriptions to our on-demand application service, and we expect this will continue for the foreseeable future. As a result, widespread acceptance of our service is critical to our future growth and success. Factors that may affect market acceptance of our service include:

•	reluctance by enterprises to migrate to an on-demand application service;

•	a limited number of service offerings and risks associated with developing new service offerings;

•	the price and performance of our service;

•	the level of customization we can offer;

•	the availability, performance and price of competing products and services;

•	reluctance by enterprises to trust third parties to store and manage their internal data; and

•	adverse publicity about us, our service or the viability, reliability or security of on-demand application services generally from third party reviews, industry analyst reports and adverse statements made by competitors.

Many of these factors are beyond our control. The inability of our on-demand application service to achieve widespread market acceptance would harm our business.

Defects or disruptions in our service could diminish demand for our service and subject us to substantial liability.

Because our service is complex and we have incorporated a variety of new computer hardware and software, both developed in-house and acquired from third party vendors, our service may have errors or defects that users identify after they begin using it that could result in unanticipated downtime for our subscribers and harm our reputation and our business. Internet-based services frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in our service and new errors in our existing service may be detected in the future. In addition, our customers may use our service in unanticipated ways that may cause a disruption in service for other customers attempting to access their data. Since our customers use our service for important aspects of their business, any errors, defects, disruptions in service or other performance problems with our service could hurt our reputation and may damage our customers’ businesses. If that occurs, customers could elect not to renew, or delay or withhold payment to us, we could lose future sales or customers may make warranty claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation.

Interruptions or delays in service from our third-party Web hosting facilities could impair the delivery of our service and harm our business.

As of January 31, 2006, we serve all of our customers from a single, third-party Web hosting facility located on the west coast of the United States, operated by Equinix, Inc. As part of our current disaster recovery arrangements, all of our customers’ data is currently replicated in near real-time in a separate standby Equinix facility located on the east coast. We do not control the operation of any of these facilities, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at both facilities could result in lengthy interruptions in our service. In addition to the west coast and east coast facilities, we have an agreement with SunGard Data Systems, a provider of availability services, to provide access to a geographically remote disaster recovery facility that would provide us with access to hardware, software and Internet connectivity in the event the Web hosting facilities become unavailable. Even with the disaster recovery arrangements, our service could be interrupted.

As we continue to add data center capacity, we may move or transfer data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Further, any damage to, or failure of, our systems generally could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

We rely on third-party computer hardware and software that may be difficult to replace or which could cause errors or failures of our service.

We rely on computer hardware purchased or leased and software licensed from third parties in order to offer our service, including database software from Oracle Corporation. This hardware and software may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could result in delays in the provisioning of our service until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. Any errors or defects in third-party hardware or software could result in errors or a failure of our service which could harm our business.

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

The market for CRM applications is intensely competitive and rapidly changing, barriers to entry are relatively low, several of our competitors are larger and have more resources than we do, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future. If we fail to compete effectively, our operating results will be harmed. Some of our principal competitors offer their products at a lower price, which has resulted in pricing pressures. If we are unable to maintain our current pricing, our operating results could be negatively impacted. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of our service to achieve or maintain more widespread market acceptance, any of which could harm our business.

Our current principal competitors include:

•	enterprise software application vendors including Amdocs Limited, SSA Global Technologies, Inc., which recently acquired E.piphany, Inc., Epicor, IBM Corporation, Microsoft Corporation, SAP AG, and Oracle Corporation, which recently acquired Siebel Systems, Inc.;

•	packaged CRM software vendors, some of whom offer hosted services, such as FrontRange Solutions, Inc., Onyx Software Corp., Pivotal Corporation, which is owned by CDC Software Corporation, a subsidiary of chinadotcom corporation, Sage Group plc, and SugarCRM;

•	on-demand CRM application service providers such as Oracle, SAP, NetSuite, Inc., RightNow Technologies, Inc., and Salesnet, Inc.; and

•	enterprise application service providers including British Telecom and IBM.

In addition, we face competition from businesses that develop their own CRM applications internally, as well as from enterprise software vendors and online service providers who may develop and/or bundle CRM products with their products in the future. For small business customers, we also face competition from companies whose offering is based on Microsoft Outlook and Excel for limited contact management functionality.

We also face competition from some of our larger and more established competitors who historically have been packaged CRM software vendors, but who also have directly competitive on-demand CRM application services offerings, such as Siebel Systems’ Siebel CRM OnDemand, which was acquired by Oracle. Our professional services organization competes with a broad range of large systems integrators, including Accenture Ltd., BearingPoint, Inc. and IBM, as well as smaller independent consulting firms specializing in CRM implementations. We have relationships with many of these consulting companies and frequently work cooperatively on projects with them, even as we compete for business in other customer engagements.

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

Our quarterly operating results are likely to fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Some of the important factors that could cause our revenues and operating results to fluctuate from quarter to quarter include:

•	the requirement to begin expensing stock options on February 1, 2006, which is the start of our fiscal 2007;

•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ requirements;

•	the renewal rates for our service;

•	changes in our pricing policies;

•	the introduction of new features to our service;

•	the rate of expansion and effectiveness of our sales force;

•	the length of the sales cycle for our service;

•	new product and service introductions by our competitors;

•	our success in selling our service to large enterprises;

•	variations in the revenue mix of editions of our service;

•	technical difficulties or interruptions in our service;

•	expenses related to our new data centers;

•	changes in foreign currency exchange rates;

•	changes in tax rates and adjustments to the valuation allowance for our deferred tax assets;

•	general economic conditions in our geographic markets;

•	the timing of additional investments in our on-demand application service and in our consulting service;

•	regulatory compliance costs;

•	payment defaults by customers;

•	costs associated with future acquisitions of companies and technologies; and

•	extraordinary expenses such as litigation or other dispute-related settlement payments.

Some of these factors are not within our control, and the occurrence of one or more of them might cause our operating results to vary widely. As such, we believe that quarter-to-quarter comparisons of our revenues and operating results may not be meaningful and should not be relied upon as an indication of future performance.

We have incurred significant operating losses in the past and may incur significant operating losses in the future.

We incurred significant losses in each fiscal quarter from our inception in February 1999 through fiscal 2003 and we have begun generating profits only since fiscal 2003. As we are a relatively young company in an emerging market and with the new requirement to begin expensing stock options in fiscal 2007, we may not be able to maintain profitability and we may again incur significant operating losses in the future. In addition, we expect our costs and operating expenses to increase in the future as we expand our operations. If our revenue does not grow to offset these expected increased costs and operating expenses, we will not continue to be profitable. You should not consider recent quarterly revenue growth as indicative of our future performance. In fact, in future quarters we may not have any revenue growth and our revenue could decline. Furthermore, if our costs and operating expenses exceed our expectations, our financial performance will be adversely affected.

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

The market for on-demand application services is relatively new and unproven, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of enterprises, large and small, to increase their use of on-demand application services in general, and for CRM in particular. Many enterprises have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to an on-demand application service. Furthermore, some enterprises may be reluctant or unwilling to use on-demand application services because they have concerns regarding the risks associated with security capabilities, among other things, of the technology delivery model associated with these services. If enterprises do not perceive the benefits of on-demand application services, then the market for these services may not develop at all, or it may develop more slowly than we expect, either of which would significantly adversely affect our operating results. In addition, as a new company in this unproven market, we have limited insight into trends that may develop and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business.

Our success also depends on the willingness of third-party developers to build applications that are complementary to our service. Without the development of these applications, both current and potential customers may not find our service sufficiently attractive. In fiscal 2006, we introduced the AppExchange directory, a central online marketplace for on-demand applications that we host for our customers, developers and partners to exchange custom on-demand applications that are built on, or can integrate with, our service. These custom applications, some of which are not CRM-related, include applications ranging from expense management to purchasing to recruiting. Although we do not presently charge for use of the AppExchange directory, it is uncertain whether this service will be accepted and adopted by our customers, developers and partners or will increase the demand for subscriptions to our service.

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

Our future success also depends in part on our ability to sell additional features and services, more subscriptions or enhanced editions of our service to our current customers. This may require increasingly sophisticated and costly sales efforts that are targeted at senior management. If these efforts are not successful, our business may suffer.

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

To date, we have focused our business on providing on-demand application services for the CRM market, but we may in the future seek to expand into other markets. In addition, we recently launched the AppExchange directory, an on-line marketplace for on-demand applications running on our on-demand application service platform. However, any efforts to expand beyond the CRM market may never result in significant revenue growth for us. In addition, efforts to expand our on-demand application service beyond the CRM market may divert management resources from existing operations and require us to commit significant financial resources to an unproven business, which may harm our business.

If we acquire any companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results and the value of our common stock.

As part of our business strategy, we may acquire or make investments in complementary companies, services and technologies in the future. Through January 31, 2006, we have not made any acquisitions or investments to date, and therefore our ability as an organization to make acquisitions or investments is unproven. Acquisitions and investments involve numerous risks, including:

•	difficulties in integrating operations, technologies, services and personnel;

•	diversion of financial and managerial resources from existing operations;

•	risk of entering new markets in which we have little to no experience;

•	potential write-offs of acquired assets or investments;

•	potential loss of key employees;

•	inability to generate sufficient revenue to offset acquisition or investment costs;

•	negative impact to our results of operations because of the depreciation and amortization of amounts related to acquired intangible assets, fixed assets and deferred compensation, and the loss of acquired deferred revenue;

•	delays in customer purchases due to uncertainty and the inability to maintain relationships with customers of the acquired businesses; and

•	the need to implement controls, procedures and policies appropriate for a public company at companies that prior to the acquisition lacked such controls, procedures and policies.

In addition, if we finance acquisitions by issuing debt or equity securities, our existing stockholders may be diluted which could affect the market price of our stock. Further, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects may be seriously harmed and the value of our common stock may decline.

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

Failure to adequately expand our direct sales force and develop and expand our indirect sales channel will impede our growth.

We continue to be substantially dependent on our direct sales force to obtain new customers, particularly large enterprise customers, and to manage our customer base. We believe that there is significant competition for direct sales personnel with the advanced sales skills and technical knowledge we need. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of direct sales personnel. New hires require significant training and may, in some cases, take more than a year before they achieve full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire sufficient numbers of qualified individuals in the future in the markets where we do business. If we are unable to hire and develop sufficient numbers of productive direct sales personnel, sales of our service will suffer and our growth will be impeded. In addition, we plan to develop and expand our indirect sales channel by engaging third-party resellers. Because of our on-demand service model, the structuring of such relationships is complex and requires the investment of significant business, financial and other resources. If we are unable to structure successful third-party channel relationships that enable us to enter markets we otherwise would have greater difficulty entering, our growth will be inhibited.

Sales to customers outside the United States expose us to risks inherent in international sales.

Because we sell our service throughout the world, we are subject to risks and challenges that we would otherwise not face if we conducted our business only in the United States. For example, sales in Europe and Asia Pacific together represented approximately 20 percent of our total revenues during fiscal 2006, and we intend to continue to expand our international sales efforts. The risks and challenges associated with sales to customers outside the United States include:

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

Any of these factors could negatively impact our business and results of operations.

Additionally, some of our international subscription fees are currently denominated in U.S. dollars and paid in local currency. As a result, fluctuations in the value of the U.S. dollar and foreign currencies may make the service more expensive for international customers, which could harm our business.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expense. Any of our trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. While we have U.S. and international patent applications pending, we currently have no issued patents and may be unable to obtain patent protection for our technology. In addition, if any patents are issued in the future, they may not provide us with any competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our service is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

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

We are subject to rules and regulations by various governing bodies, including the Securities and Exchange Commission, New York Stock Exchange and Public Company Accounting Oversight Board, that are charged with the protection of investors and the oversight of companies whose securities are publicly traded. Our efforts to comply with these new regulations, most notably the Sarbanes-Oxley Act, or SOX, have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

We are required to comply on an on-going basis with the SOX requirements involving the assessment of our internal controls over financial reporting and our independent public accountants’ audit of that assessment. These requirements first became applicable to us on January 31, 2006. Our efforts to comply with the SOX requirements has required, and will continue to require the commitment of significant financial and personnel resources.

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

Changes in the accounting treatment of stock options will adversely affect our reported results of operations.

In December 2004, the Financial Accounting Standards Board, or FASB, announced its decision to require companies to expense employee stock options. The pro forma disclosures that the FASB previously permitted will no longer be an alternative to the financial statement recognition of the expense. We will adopt this new accounting pronouncement, Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, on a prospective basis beginning on February 1, 2006, which is the start of our fiscal 2007. We believe this change in accounting will materially reduce our fiscal 2007 reported results of operations.

Unanticipated changes in our effective tax rate could adversely affect our future results.

We are subject to income taxes in the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions.

We expect our tax rate in fiscal 2007 to be significantly higher than in previous years. The tax rate is affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, the tax accounting for option activities pursuant to the new requirement to expense stock options and the valuation of deferred tax assets and liabilities. Increases in our effective tax rate could materially affect our net results.

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

The trading prices of the securities of technology companies have been highly volatile. Accordingly, the trading price of our common stock has been and is likely to continue to be subject to wide fluctuations. Further, our common stock has a limited trading history. Factors affecting the trading price of our common stock include:

•	variations in our operating results and cash flows;

•	the quarterly net increases in the number of customers and paying subscriptions;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	customer cancellations or delays in customer purchases;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	market conditions in our industry, the industries of our customers and the economy as a whole; and

•	disruptions in our service due to computer hardware, software or network problems or due to a natural disaster, act of terrorism or other catastrophic event.

In addition, if the market for technology stocks or the stock market in general experiences uneven investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies within, or outside, our industry even if these events do not directly affect us. Any volatility in our stock price may result in litigation, such as the lawsuits following the approximately 25% decline in our stock price on July 21, 2004, which may harm our business and results of operations.

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

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on merger, business combinations and other transactions between us and holders of 15 percent or more of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices and principal office for domestic marketing, sales, professional services and development occupy in excess of 200,000 square feet in San Francisco, California under leases that expire at various times through June 2013. We also lease space in various locations throughout the United States for local sales and professional services personnel. Our foreign subsidiaries lease office space for their operations including local sales and professional services personnel.

We believe that our existing facilities and offices are adequate to meet our requirements for the foreseeable future. See Note 8, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements for more information about our lease commitments. If we require additional space, we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

On July 26, 2004, a purported class action complaint was filed in the United States District Court for the Northern District of California, entitled Morrison v. salesforce.com, inc. et al., against the Company, its Chief Executive Officer and its Chief Financial Officer. The complaint alleged violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), purportedly on behalf of all persons who purchased salesforce.com common stock between June 21, 2004 and July 21, 2004, inclusive. The claims were based upon allegations that defendants failed to disclose an allegedly declining trend in its revenues and earnings. Subsequently, four other substantially similar class action complaints were filed in the same district based upon the same facts and allegations, asserting claims under Section 10(b) and Section 20(a) of the 1934 Act and Section 11 and Section 15 of the Securities Act of 1933, as amended. The actions were consolidated under the caption In re salesforce.com, inc. Securities Litigation, Case No. C-04-3009 JSW (N.D. Cal.). On December 22, 2004, the Court appointed Chuo Zhu as lead plaintiff. On February 22, 2005, lead plaintiff filed a Consolidated and Amended Class Action Complaint (the “CAC”). The CAC alleged violations of Section 10(b) and Section 20(a) of the 1934 Act, purportedly on behalf of all persons who purchased salesforce.com common stock between June 23, 2004 and July 21, 2004, inclusive. As in the original complaints, the claims in the CAC were based upon allegations that defendants failed to disclose an allegedly declining trend in its revenues and earnings. On April 14, 2005, defendants filed a motion to dismiss the CAC. On April 15, 2005, the Court granted lead plaintiff leave to file an amended/superseding complaint. On April 22, 2005, lead plaintiff filed a Corrected and Superceding [sic] First Amended Class Action Complaint (“FAC”). As in the CAC, the FAC alleged violations of Section 10(b) and Section 20(a) of the 1934 Act, purportedly on behalf of all persons who purchased salesforce.com common stock between June 23, 2004 and July 21, 2004, inclusive. The claims in the FAC were based upon allegations that defendants failed to disclose an internal forecast that earnings for fiscal year 2005 would decline from the prior fiscal year. On April 29, 2005, defendants filed a motion to dismiss the FAC. On December 22, 2005, the court entered an order granting defendants’ motion to dismiss, with prejudice, and directing the clerk to close the file. On January 23, 2006, lead plaintiff filed a motion for leave to file a motion for reconsideration, as well as a notice of appeal to the United States Court of Appeals for the Ninth Circuit. On January 27, 2006, defendants filed a motion to strike as untimely lead plaintiff’s motion for leave to file a motion for reconsideration. On January 26, 2006, the Ninth Circuit entered a time schedule order for the appeal, requiring, inter alia, lead plaintiff to file his opening brief on May 11, 2006, and defendants to file their responsive brief on June 12, 2006. On or about February 2, 2006, lead plaintiff filed a motion with the Ninth Circuit requesting a stay of appellate proceedings pending the district court’s determination of lead plaintiff’s motion for leave and defendants’ motion to strike. Defendants opposed that motion. On February 9, 2006, the Ninth Circuit denied the lead plaintiff’s motion for a stay of appellate proceedings, without prejudice to making a motion for limited remand. On March 1, 2006, the district court denied the lead plaintiff’s motion for leave and defendants’ motion to strike on grounds of lack of jurisdiction. Also on March 1, 2006, the lead plaintiff filed a motion with the district court seeking certification to the Ninth Circuit for limited remand. The Company does not believe that the lawsuit has any merit and intends to continue to defend the action and appeal vigorously.

On August 6, 2004, a shareholder derivative action was filed in the Superior Court of the State of California, San Francisco County, entitled Borrelli v. Benioff, et al., against the Company’s Chief Executive Officer, its Chief Financial Officer and members of its Board of Directors alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment under state common law. Subsequently, a substantially similar complaint was filed in the same court based on the same facts and allegations, entitled Johnson v. Benioff, et al. The two actions were consolidated under the caption Borrelli v. Benioff, Case No. CGC-04-433615 (Cal. Super. Ct., S.F. Cty.). On October 5, 2004, plaintiffs filed a consolidated complaint, which is based upon the same facts and circumstances as alleged in the shareholder class action discussed above, and asserts that the defendants breached their fiduciary duties by making or failing to prevent salesforce.com, inc. and its management from making statements or omissions that potentially subject the Company to liability and injury to its reputation. The action seeks damages on behalf of salesforce.com in an unspecified amount, among other forms of legal and equitable relief. salesforce.com is named solely as a nominal defendant against which no recovery is sought. The plaintiff shareholders made no demand upon the Board of Directors prior to filing these actions. The deadline for defendants to respond to the consolidated complaint has been extended repeatedly by agreement of the parties, and is now set for June 15, 2006. During this time, no discovery or other proceedings have occurred in this case. The derivative action is still in the preliminary stages, and it is not possible for the Company to quantify the extent of potential liability to the individual defendants, if any. Management does not believe that the lawsuits have any merit and intends to defend the actions vigorously.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information as of January 31, 2006 regarding our executive officers:

Name	Age	Position
Marc Benioff	41	Chairman of the Board of Directors and Chief Executive Officer
Jim Steele	50	President, Worldwide Sales and Distribution
Steve Cakebread	54	Chief Financial Officer
Parker Harris	39	Executive Vice President, Technology
Kenneth Juster	51	Executive Vice President, Law, Policy and Corporate Strategy
John Freeland	52	President, Worldwide Operations
Jim Cavalieri	36	Chief Security & Risk Officer
David Moellenhoff	36	Chief Technology Officer
David Schellhase	42	Senior Vice President and General Counsel

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

Jim Steele has served as our President, Worldwide Sales and Distribution since December 2004. Previously, he was our President of Worldwide Operations since joining salesforce.com in October 2002. From February 2001 to September 2002, Mr. Steele served as Executive Vice President, Worldwide Sales and Operations for Ariba, Inc., a software company. From February 1978 to January 2001, Mr. Steele served in a variety of globally focused executive roles at IBM Corporation. Mr. Steele received a B.S. from Bucknell University.

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

Kenneth Juster has served as our Executive Vice President of Law, Policy and Corporate Strategy since January 2005. From May 2001 to January 2005, Mr. Juster served as Under Secretary for Industry and Security of the U.S. Department of Commerce. From May 1993 to March 2001, Mr. Juster was a partner at the law firm of Arnold & Porter LLP. Mr. Juster received A.B., M.P.P. and J.D. degrees from Harvard University.

John Freeland has served as our President, Worldwide Operations since October 2005. From September 1989 to October 2005, Mr. Freeland was a partner at Accenture, a management consulting firm, and served as Managing Director from June 2001. Mr. Freeland received a B.A. and an M.B.A. from Columbia University.

Jim Cavalieri has served as our Chief Security & Risk Officer since August 1, 2005. Prior to that, he has served in a variety of executive positions, which have included our Chief Information Officer and Senior Vice President of Service Delivery and Vice President, Systems Engineering. From January 1995 to July 1999, Mr. Cavalieri was employed at Oracle Corporation where he held several technical and management positions, lastly as Senior Technical Program Manager. From June 1991 to December 1994, Mr. Cavalieri worked as a consultant and systems engineer for EDS. Mr. Cavalieri received a B.S. from Cornell University.

David Moellenhoff co-founded salesforce.com in February 1999 and served in senior technical positions since inception, recently as our Chief Technology Officer. Mr. Moellenhoff also serves on the Board of Directors of the salesforce.com/foundation. From October 1996 to February 1999, Mr. Moellenhoff was President of Left Coast Software, a Java consulting firm he co-founded. Mr. Moellenhoff received two B.S. degrees and an M.B.A. from Washington University in St. Louis.

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

Market Information for Common Stock

Our common stock has been quoted on the New York Stock Exchange under the symbol “CRM” since our initial public offering on June 23, 2004. Prior to that time, there was no public market for our common stock.

The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported by the New York Stock Exchange.

	High	Low
Fiscal year ending January 31, 2006
First quarter	$16.99	$12.96
Second quarter	$24.08	$14.09
Third quarter	$25.73	$18.63
Fourth quarter	$42.99	$24.70

Fiscal year ending January 31, 2005
Second quarter (beginning June 23, 2004)	$17.69	$11.00
Third quarter	$20.60	$9.00
Fourth quarter	$22.70	$13.35

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

Stockholders

As of January 31, 2006 there were 297 registered stockholders of record of our common stock, including the Depository Trust Company, which holds shares of salesforce.com common stock on behalf of an indeterminate number of beneficial owners.

Securities Authorized for Issuance under Equity Compensation Plans

The information concerning our equity compensation plans is incorporated by reference herein to the section of the Proxy Statement entitled “Equity Compensation Plan Information.”

Recent Sales of Unregistered Securities

Warrant Exercises

Since November 1, 2005 we issued 493,715 shares of common stock upon the exercise of warrants held by Attractor Funds at an exercise price of $3.89 per share. The warrants were exercised on a “net-exercise” basis and we therefore received no cash proceeds from the exercise. The issuance of the common stock was exempt from registration under the Securities Act of 1933, as amended (the “Act”) pursuant to Section 3(a)(9) of the Act.

Use of Proceeds from the Initial Public Offering

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

We have not spent any of the net proceeds from our public offering. In the future, we may use a portion of the net proceeds to acquire or make investments in complementary companies, services and technologies.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended January 31, 2006, 2005 and 2004, and the selected consolidated balance sheet data as of January 31, 2006 and 2005 are derived from, and are qualified by reference to, the audited consolidated financial statements and are included in this Form 10-K. The consolidated statement of operations data for the years ended January 31, 2003 and 2002 and the consolidated balance sheet data as of January 31, 2004, 2003 and 2002 are derived from audited consolidated financial statements which are not included in this Form 10-K.

The customer and subscriber data are unaudited.

	Fiscal Year Ended January 31,
(in thousands, except per share and customer and subscriber data)	2006	2005	2004	2003	2002
Consolidated Statements of Operations:
Revenues:
Subscription and support	$280,639	$157,977	$85,796	$47,656	$21,513
Professional services and other	29,218	18,398	10,227	3,335	896

Total revenues	309,857	176,375	96,023	50,991	22,409
Cost of revenues (1):
Subscription and support	34,457	12,727	7,782	7,199	3,718
Professional services and other	34,669	20,727	9,491	3,164	2,329

Total cost of revenues	69,126	33,454	17,273	10,363	6,047
Gross profit	240,731	142,921	78,750	40,628	16,362

Operating expenses (1):
Research and development	23,330	9,822	6,962	4,648	5,308
Marketing and sales	149,598	96,311	54,600	33,522	24,605
General and administrative	47,986	30,268	16,915	12,958	8,317
Lease abandonment (recovery)	(285)	—	(3,445)	—	7,657

Total operating expenses	220,629	136,401	75,032	51,128	45,887
Income (loss) from operations	20,102	6,520	3,718	(10,500)	(29,525)
Interest income	7,726	2,658	379	471	755
Interest expense	(69)	(37)	(22)	(77)	(272)
Other income	439	12	164	98	8

Income (loss) before benefit (provision) for income taxes and minority interest	28,198	9,153	4,239	(10,008)	(29,034)
Benefit (provision) for income taxes	1,310	(1,217)	(541)	—	—

Income (loss) before minority interest	29,508	7,936	3,698	(10,008)	(29,034)
Minority interest in consolidated joint venture	(1,034)	(590)	(184)	292	425

Net income (loss) (5)	$28,474	$7,346	$3,514	$(9,716)	$(28,609)

Net income (loss) per share:
Basic	$0.27	$0.10	$0.12	$(0.37)	$(1.36)
Diluted	0.24	0.07	0.04	(0.37)	(1.36)
Weighted-average shares used in computing per share amounts:
Basic (2)	107,274	75,503	29,605	26,375	21,039
Diluted (2)	118,737	110,874	95,409	26,375	21,039

	As of January 31,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities (3)	$296,792	$205,938	$35,812	$16,009	$11,709
Working capital	68,592	47,044	4,140	1,172	6,497
Total assets	434,749	280,499	87,511	39,673	29,713
Deferred revenue	169,175	95,900	49,677	19,171	7,128
Long-term obligations	1,339	2,317	1,830	5,206	7,291
Convertible preferred stock	—	—	61,137	61,137	61,137
Accumulated deficit	(36,114)	(64,588)	(71,934)	(75,448)	(65,732)
Total stockholders’ (deficit) equity	196,371	145,131	(46,237)	(55,875)	(51,348)

Customer and Subscriber Data (unaudited):
Approximate number of customers	20,500	13,900	8,700	5,700	3,500
Approximate number of paying subscriptions (4)	399,000	227,000	127,000	76,000	53,000

(1)	Cost of revenues and operating expenses include stock-based expenses, consisting of:

	Fiscal Year Ended January 31,
	2006	2005	2004	2003	2002
Cost of revenues	$575	$634	$655	$428	$369
Research and development	332	282	462	402	436
Marketing and sales	1,325	1,296	2,029	1,696	1,422
General and administrative	1,216	1,402	1,213	2,241	2,224

Total stock-based expenses	$3,448	$3,614	$4,359	$4,767	$4,451

(2)	For information regarding the computation of per share amounts, refer to note 1 of the notes to our consolidated financial statements.
(3)	Cash, cash equivalents and marketable securities includes net proceeds of $113.8 million from our sale of 11,500,000 shares of common stock in June 2004 from our initial public offering.
(4)	Paying subscriptions are defined as unique user accounts, purchased by customers for use by their employees and other customer-authorized users that have not been suspended for non-payment and for which we are recognizing subscription revenue.
(5)	Net income during fiscal 2006 included a $6.8 million income tax benefit which was recorded during the third quarter. This benefit represented $0.06 of basic and diluted net income per share for the year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements, including, without limitation, our expectations regarding our outlook and future revenues, expenses, results of operations and liquidity. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future actual results to differ materially from our recent results or those projected in the forward-looking statements include, but are not limited to, those discussed in the section titled “Risk Factors Which May Impact Future Operating Results.” We assume no obligation to update the forward-looking statements or our risk factors.

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

In order to increase our revenues and take advantage of our market opportunity, we will need to continue to add substantial numbers of paying subscriptions. We plan to re-invest our revenues for the foreseeable future by expanding our data center capacity and upgrading our new development and test data center; hiring additional personnel, particularly in customer-related areas; expanding our domestic and international selling and marketing activities; increasing our research and development activities to upgrade and extend our service offerings and to develop new services and technologies; expanding the number of locations around the world where we conduct business; adding to our infrastructure to support our growth; and expanding our operational systems to manage a growing business. Additionally, in our effort to further strengthen and extend our service offering, we may also in the future acquire or make investments in complementary companies, services and technologies.

As our revenues increase, we expect marketing and sales costs, which were 48 percent of our total revenues for fiscal 2006 and 55 percent of our total revenues for the same period a year ago, to continue to represent a substantial portion of total revenues in the future as we seek to add and manage more paying subscribers, build brand awareness and increase the number of marketing events that we sponsor.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2006, for example, refer to the fiscal year ended January 31, 2006.

Sources of Revenues

We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our on-demand application service, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) related professional services and other revenues. Other revenues consist primarily of training fees. Subscription and support revenues accounted for 91 percent of our total revenues during fiscal 2006 and 90 percent during the same period a year ago. Subscription revenues are driven primarily by the number of paying subscribers of our service and the subscription price of our service. None of our customers accounted for more than 5 percent of our revenues during fiscal 2006 and 2005.

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

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of subscription and support revenues primarily consists of expenses related to hosting our service and providing support, the costs of additional data center capacity, depreciation or operating lease expense associated with computer equipment, costs associated with website development activities, allocated overhead and amortization expense associated with capitalized software. To date, the amortization expense associated with capitalized software has not been material to our cost of revenues. We allocate overhead such as rent and occupancy charges, employee benefit costs and taxes to all departments based on headcount. As such, general overhead expenses are reflected in each cost of revenue and operating expense category. Cost of professional services and other revenues consists primarily of employee-related costs associated with these services, the cost of subcontractors and allocated overhead. The cost associated with providing professional services is significantly higher as a percentage of revenue than for our on-demand subscription service due to the labor costs associated with providing professional services.

To the extent that our customer base grows, we intend to continue to invest additional resources in our on-demand application service and in our consulting services. The timing of these additional expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in a particular quarterly period. For example, we plan to increase the number of employees who are fully dedicated to consulting services. We have also obtained additional data center capacity on the west and east coasts of the United States. We expect the annual cost of these resources to be significant.

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

We recently upgraded our new development and test data center. We expect the annual cost of this data center to be significant.

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

General and Administrative. General and administrative expenses consist of salaries and related expenses for finance and accounting, human resources and management information systems personnel, legal costs, professional fees, other corporate expenses and allocated overhead. We expect that in the future, general and administrative expenses will increase in absolute dollars as we add personnel and incur additional professional fees and insurance costs related to the growth of our business, international expansion and operations as a public company, including the cost of our compliance with Section 404 of the Sarbanes-Oxley Act.

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

Joint Venture

In December 2000, we established a Japanese joint venture, Kabushiki Kaisha salesforce.com, with SunBridge, Inc., a Japanese corporation, to assist us with our sales efforts in Japan. As of January 31, 2006, we owned a 63 percent interest in the joint venture. Because of this majority interest, we consolidate the venture’s financial results, which are reflected in each revenue, cost of revenues and expense category in our consolidated statement of operations. We then record minority interest, which reflects the minority investors’ interest in the venture’s results, exclusive of intercompany charges. Through January 31, 2006, the operating performance and liquidity requirements of the Japanese joint venture had not been significant. While we plan to expand our selling and marketing activities in Japan in order to add new customers, we believe the future operating performance and liquidity requirements of the Japanese joint venture will not be significant.

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

Consulting services and training revenues are accounted for separately from subscription and support revenues when these services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value of each deliverable. When accounted for separately, revenues are recognized as the services are rendered for time and material contracts, and when the milestones are achieved and accepted by the customer for fixed price contracts. The majority of our consulting service contracts are on a time and material basis. Training revenues are recognized after the services are performed. For revenue arrangements with multiple deliverables, we allocate the total customer arrangement to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately.

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations we defer the direct costs of the consulting arrangement and amortize those costs over the same time period as the consulting revenue is recognized. The deferred cost on our consolidated balance sheet totaled $1,686,000 at January 31, 2006 and $874,000 at January 31, 2005.

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

During fiscal 2006, we deferred $22.1 million of commission expenditures and we amortized $14.6 million to sales expense. During the same period a year ago, we deferred $14.0 million of commission expenditures and we amortized $15.6 million to sales expense. Deferred commissions on our consolidated balance sheet totaled $17.1 million at January 31, 2006 and $9.6 million at January 31, 2005.

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

We amortize the deferred compensation charges ratably over the four-year vesting period of the underlying option awards. As of January 31, 2006, we had an aggregate of $2.5 million of deferred stock-based compensation remaining to be amortized.

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

In the past, we have awarded a limited number of stock options and warrants to non-employees. For these options and warrants, we recognize stock-based compensation expense over the vesting periods of the underlying awards, based on an estimate of their fair value on the vesting dates using the Black-Scholes option-pricing model. As of January 31, 2006, we had recognized compensation expense on all options and warrants issued to non-employees except for options for 50,000 shares of our common stock, all of which will fully vest by July 2007 and have an exercise price of $2.50 per share.

Accounting for Income Taxes. We account for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities and for net operating loss and tax credit carryforwards. The tax expense or benefit for unusual items, tax exposure items or adjustments to the valuation allowance are treated as discrete items in the interim period in which the events occur.

Prior to fiscal 2006, we recorded a full valuation allowance to reserve for the benefit of our deferred tax assets due to the uncertainty surrounding our ability to realize these assets. During fiscal 2006, we recorded an income tax benefit of $1.3 million, which included a partial reversal of the valuation allowance related to certain of our deferred tax assets. The Company continues to maintain a $41.8 million valuation allowance against the deferred tax assets attributable to employee stock option exercises and operating losses from certain foreign subsidiaries. Future reductions in the valuation allowance related to employee stock option activity, which was approximately $40.0 million of the total valuation allowance as of January 31, 2006, will be recorded to additional paid-in capital.

Results of Operations

The following tables set forth selected consolidated statements of operations data for each of the periods indicated.

	Fiscal Year Ended January 31,
	2006	2005	2004
	(in thousands except customer and subscriber data)
Revenues:
Subscription and support	$280,639	$157,977	$85,796
Professional services and other	29,218	18,398	10,227

Total revenues	309,857	176,375	96,023

Cost of revenues:
Subscription and support	34,457	12,727	7,782
Professional services and other	34,669	20,727	9,491

Total cost of revenues	69,126	33,454	17,273

Gross profit	240,731	142,921	78,750
Operating expenses:
Research and development	23,330	9,822	6,962
Marketing and sales	149,598	96,311	54,600
General and administrative	47,986	30,268	16,915
Lease recovery	(285)	—	(3,445)

Total operating expenses	220,629	136,401	75,032
Income from operations	20,102	6,520	3,718
Interest income	7,726	2,658	379
Interest expense	(69)	(37)	(22)
Other income	439	12	164

Income before benefit (provision) for income taxes and minority interest	28,198	9,153	4,239
Benefit (provision) for income taxes	1,310	(1,217)	(541)

Income before minority interest	29,508	7,936	3,698
Minority interest in consolidated joint venture	(1,034)	(590)	(184)

Net income	$28,474	$7,346	$3,514

In addition to the statement of operations data above:
Cash flow provided by operating activities	$95,893	$55,872	$21,781

	As of January 31,
	2006	2005
Balance sheet data:
Cash, cash equivalents and marketable securities (1)	$296,792	$205,938
Deferred revenue	169,175	95,900
Customer and subscriber data (unaudited):
Approximate number of customers	20,500	13,900
Approximate number of paying subscriptions (2)	399,000	227,000

(1)	Includes net proceeds of $113.8 million from the sale of common stock during our initial public offering in June 2004.
(2)	Paying subscriptions are defined as unique user accounts, purchased by customers for use by their employees and other customer-authorized users that have not been suspended for non-payment and for which we are recognizing subscription revenue.

	Fiscal Year Ended January 31,
	2006	2005	2004
	(in thousands)
Revenues by geography:
Americas	$247,009	$140,871	$78,958
Europe	43,577	25,201	11,754
Asia Pacific	19,271	10,303	5,311

	$309,857	$176,375	$96,023

Cost of revenues and operating expenses include the following amounts related to stock-based awards.

	Fiscal Year Ended January 31,
	2006	2005	2004
	(in thousands)
Stock-based expenses:
Cost of revenues	$575	$634	$655
Research and development	332	282	462
Marketing and sales	1,325	1,296	2,029
General and administrative	1,216	1,402	1,213

	$3,448	$3,614	$4,359

The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Fiscal Year Ended January 31,
	2006	2005	2004
Revenues:
Subscription and support	91%	90%	89%
Professional services and other	9	10	11

Total revenues	100	100	100

Cost of revenues:
Subscription and support	11	7	8
Professional services and other	11	12	10

Total cost of revenues	22	19	18

Gross profit	78	81	82
Operating expenses:
Research and development	8	5	7
Marketing and sales	48	55	57
General and administrative	16	17	18
Lease recovery	—	—	(4)

Total operating expenses	72	77	78
Income from operations	6	4	4
Interest income	3	1	1
Interest expense	—	—	—
Other income	—	—	—

Income before benefit (provision) for income taxes and minority interest	9	5	5
Benefit (provision) for income taxes	1	(1)	(1)

Income before minority interest	10	4	4
Minority interest in consolidated joint venture	(1)	—	—

Net income	9%	4%	4%

	Fiscal Year Ended January 31,
	2006	2005	2004
Revenues by geography:
Americas	80%	80%	82%
Europe	14	14	12
Asia Pacific	6	6	6

	100%	100%	100%

	Fiscal Year Ended January 31,
	2006	2005	2004
Stock-based expenses:
Cost of revenues	—%	—%	1%
Research and development	—	—	1
Marketing and sales	1	1	2
General and administrative	—	1	1

	1%	2%	5%

Overview of Results of Operations for the Fiscal Year Ended January 31, 2006

Revenues during the year ended January 31, 2006 were $309.9 million, an increase of 76 percent over the same period a year ago. The total number of paying subscribers increased to approximately 399,000 as of January 31, 2006 from approximately 227,000 as of January 31, 2005.

Our gross profit during the year ended January 31, 2006 was $240.7 million, or 78 percent of revenues, and operating income was $20.1 million. Operating income for the period included a non-cash stock-based expense of $3.4 million, which consisted primarily of the amortization of our deferred stock-based compensation. During the same period a year ago, we generated a gross profit of $142.9 million, or 81 percent of revenues, and had operating income of $6.5 million. Operating income during the year ended January 31, 2005 also included $3.6 million of non-cash stock-based expense.

During the third quarter of fiscal 2006, we recorded a tax benefit of approximately $6.8 million by reducing our valuation allowance for certain of our deferred tax assets. This determination was primarily based on our cumulative profitability over the past several quarters plus the projected current and future taxable income that we expect to realize, particularly in specific tax jurisdictions such as the United States.

Additionally, during fiscal 2006, we incurred substantial costs and operating expenses related to the expansion of our business. We incurred costs related to adding data center capacity and upgrading our new development and test data center. Additionally, we added sales personnel to focus on adding new customers and increasing the penetration within our existing customer base, professional services personnel to support our consulting services, and developers to broaden and enhance our on-demand service.

During the year ended January 31, 2006, we generated $95.9 million of cash from operating activities, as compared to $55.9 million during the same period a year ago. At January 31, 2006, we had cash, cash equivalents and marketable securities of $296.8 million, as compared to $205.9 million at January 31, 2005, accounts receivable of $76.1 million at January 31, 2006, as compared to $48.9 million at January 31, 2005, and deferred revenue of $169.2 million at January 31, 2006, as compared to $95.9 million at January 31, 2005.

Fiscal Years Ended January 31, 2006 and 2005

Revenues. Total revenues were $309.9 million for the year ended January 31, 2006, compared to $176.4 million during the same period a year ago, an increase of $133.5 million, or 76 percent. Subscription and support revenues were $280.7 million, or 91 percent of total revenues, for the year ended January 31, 2006, compared to $158.0 million, or 90 percent of total revenues, during the same period a year ago. The increase in subscription and support revenues was due primarily to the increase in the number of paying subscribers to approximately 399,000 as of January 31, 2006 from approximately 227,000 as of January 31, 2005. Professional services and other revenues were $29.2 million, or 9 percent of total revenues, for the year ended January 31, 2006, compared to $18.4 million, or 10 percent of total revenues, for the same period a year ago. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of paying subscribers and customers.

Revenues in Europe and Asia Pacific accounted for $62.8 million, or 20 percent of total revenues, during the year ended January 31, 2006, compared to $35.5 million, or 20 percent of total revenues, during the same period a year ago, an increase of $27.3 million, or 77 percent. The increase in revenues outside of the Americas was the result of our efforts to expand the number of locations around the world where we conduct business and our international selling and marketing activities.

Cost of Revenues. Cost of revenues was $69.1 million, or 22 percent of total revenues, during the year ended January 31, 2006, compared to $33.5 million, or 19 percent of total revenues, during the same period a year ago, an increase of $35.6 million. The increase in absolute dollars was primarily due to an increase of $14.6 million in employee-related costs, primarily all of which was due to the 60 percent increase in the headcount of our professional services organization since January 31, 2005, an increase of $11.6 million in service delivery costs, primarily due to our efforts in adding data center capacity, an increase of $1.5 million in depreciation and amortization expenses, an increase of $3.3 million in outside subcontractor and other service costs and an increase of $4.3 million in allocated overhead charges. The cost of the additional professional services headcount resulted in the cost of professional services and other revenues to be in excess of the related revenue during the year ended January 31, 2006 by $5.5 million. We increased the professional services headcount in order to meet the anticipated demand for our consulting and training services as our subscriber base has expanded.

As described above, we intend to continue to invest additional resources in our on-demand application service and in our capacity to deliver professional services. The timing of these additional expenses, together with the requirement to expense stock options beginning in fiscal 2007, will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues. We believe that our cost of revenues as a percentage of revenues will approximate recent percentages, exclusive of the new requirement to expense stock options.

Research and Development. Research and development expenses were $23.3 million, or 8 percent of total revenues, during the year ended January 31, 2006, compared to $9.8 million, or 5 percent of total revenues, during the same period a year ago, an increase of $13.5 million. The increase in absolute dollars was primarily due to an increase of $7.7 million in employee-related costs, an increase of $3.6 million in equipment and service costs primarily due to upgrading our new development and test data center and a $1.6 million increase in allocated overhead charges. We increased our research and development headcount by 77 percent since January 31, 2005 in order to upgrade and extend our service offerings and develop new technologies. During the year ended January 31, 2006, we capitalized $1.4 million in development costs associated with planned releases of our application service.

Marketing and Sales. Marketing and sales expenses were $149.6 million, or 48 percent of total revenues, during the year ended January 31, 2006, compared to $96.3 million, or 55 percent of total revenues, during the same period a year ago, an increase of $53.3 million. The increase in absolute dollars was primarily due to an increase of $37.9 million in employee-related costs, $5.0 million in marketing spending related to new service offerings, advertising and events and a $9.1 million increase in allocated overhead. Our marketing and sales headcount increased by 72 percent since January 31, 2005 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative. General and administrative expenses were $48.0 million, or 16 percent of total revenues, during the year ended January 31, 2006, compared to $30.3 million, or 17 percent of total revenues, during the same period a year ago, an increase of $17.7 million. The increase was primarily due to an increase of $22.2 million in employee-related costs, $4.1 million in professional and outside service costs and $4.5 million in infrastructure-related costs, which were offset by $15.0 million in increased allocated charges to non-general and administrative departments. Our general and administrative headcount increased by 69 percent since January 31, 2005 as we added personnel to support our growth.

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

Operating Income. Operating income during the year ended January 31, 2006 was $20.1 million. During the same period a year ago, it was $6.5 million. The increase was primarily due to the increase in revenues, most of which was re-invested in an effort to expand our business.

Interest Income. Interest income consists of investment income on cash and marketable securities balances. During the year ended January 31, 2005, interest income also included the interest income on outstanding loans made to individuals who early exercised their stock options. None of these individuals was an executive officer or director of the Company and all of them repaid their loan balances by February 28, 2005. Interest income was $7.7 million during the year ended January 31, 2006 and was $2.7 million during the same period a year ago. The increase was primarily due to increased marketable securities balances resulting from the $113.8 million of net proceeds from the sale of our common stock in our initial public offering in June 2004 and the cash generated by operating activities since January 31, 2005.

Benefit (Provision) for Income Taxes. We recorded a benefit for income taxes of $1.3 million during the year ended January 31, 2006, compared to a provision for income taxes of $1.2 million during the same period a year ago. Included in the $1.3 million benefit for income taxes was a partial reversal of the valuation allowance related to certain of our deferred tax assets totaling $7.2 million. Prior to fiscal 2006, we recorded a full valuation allowance to reserve for the benefit of our deferred tax assets due to the uncertainty surrounding our ability to realize these assets. As of January 31, 2006, we had $7.2 million of deferred tax assets, net of deferred tax liabilities, on our consolidated balance sheet.

As of the same date, the Company continues to maintain a $41.8 million valuation allowance against the deferred tax assets attributable to employee stock option exercises and operating losses from certain foreign subsidiaries. Future reductions in the valuation allowance related to employee stock option activity, which was approximately $40.0 million of the total valuation allowance as of January 31, 2006, will be recorded to additional paid-in-capital. To realize the deferred tax assets related to foreign operations, pretax income in those jurisdictions must increase sufficiently to allow management to assume that such deferred tax assets will be utilized. Historic profits in those jurisdictions have proven insufficient to allow us to absorb deferred tax assets incurred to date.

Without the reduction in our valuation allowance, the effective tax rate for fiscal 2006 would have been approximately 20 percent. This effective tax rate differs from the statutory rate primarily due to the utilization of previously unrecognized domestic loss carryovers offset by losses in certain foreign jurisdictions for which no benefit was recognized.

We currently believe that our fiscal 2007 effective tax rate will be significantly higher than in fiscal 2006. Our future effective tax rate is based on the projected mix of full-year income in each tax jurisdiction in which we operate, the related income tax expense in each jurisdiction and the impact of the new accounting requirement to expense stock options. The estimated effective income tax rate is also adjusted for taxes related to significant unusual items. These actual results could vary from those projected.

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

Operating Income. Operating income during fiscal 2005 was $6.5 million. During fiscal 2004, it was $3.7 million, substantially all of which consisted of the lease recovery described above. The increase in operating income was primarily due to the increase in revenues, most of which was re-invested in an effort to expand our business.

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

Provision for Income Taxes. We recorded a provision for income tax expense of $1.2 million for fiscal 2005 as compared to a provision for income tax expense of $541,000 for fiscal 2004. The fiscal 2005 provision for income taxes consists of amounts accrued for our estimated domestic federal alternative minimum tax and state income tax liability as well as an estimate of our foreign income tax expense.

Liquidity and Capital Resources

At January 31, 2006, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $296.8 million and accounts receivable of $76.1 million.

Net cash provided by operating activities was $95.9 million during the year ended January 31, 2006 and $55.9 million during the same period a year ago. The improvement in cash flow was due primarily to the increased number of paying subscribers to our service. Cash provided by operating activities has historically been affected by sales of subscriptions and support and professional services, changes in working capital accounts, particularly increases in accounts receivable and deferred revenue and the timing of commission and bonus payments, and add-backs of non-cash expense items such as depreciation and amortization and the expense associated with stock-based awards.

Net cash used in investing activities was $47.8 million during the year ended January 31, 2006 and $149.2 million during the same period a year ago, which included the investment of most of the proceeds from our initial public offering in June 2004. The net cash used in investing activities during the year ended January 31, 2006 primarily related to the changes in restricted cash balances and marketable securities and capital expenditures associated with the purchase of software licenses, computer equipment and furniture and fixtures as we have expanded our infrastructure and work force.

In February 2005, we obtained additional software licenses for use in our business operations at a cost of $8.8 million, which included the cost for support for the first year of the license agreement. Additionally, we obtained additional data center capacity and we upgraded our new development and test data center. For these data center resources, our principal commitments consist of obligations under operating leases for the facilities and computer equipment and contracts for certain services.

Net cash provided by financing activities was $15.8 million during the year ended January 31, 2006 and $118.9 million during the same period a year ago. In June 2004, we completed the sale of 11.5 million shares of common stock during our initial public offering. The net proceeds from the initial public offering were $113.8 million. During the year ended January 31, 2006, the $15.7 million of proceeds from the exercise of employee stock options and warrants and the $727,000 of proceeds from the collection of notes receivable from shareholders were offset by principal payments on capital lease obligations.

As of January 31, 2006, we have a total of $3.4 million in letters of credit outstanding in favor of our landlords for office space in San Francisco, California, Switzerland and Singapore. None of these letters of credit are collateralized. To date, no amounts have been drawn against the letters of credit, which renew annually and mature at various dates through December 2010.

We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. Additionally, we currently do not have a bank line of credit.

Our principal commitments consist of obligations under leases for office space and co-location facilities for additional data center capacity and the new development and test data center, and computer equipment and furniture and fixtures. We also have long-term liabilities related primarily to lease abandonments. At January 31, 2006, the future minimum payments under these commitments as well as our long-term liability were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Capital lease obligations	$825	$638	$187	$—	$—
Operating lease obligations:
Office space	76,603	20,522	23,624	19,155	13,302
Computer equipment and furniture and fixtures	49,250	20,758	28,362	130	—
Contractual commitments	350	350	—	—	—
Lease abandonment liabilities and other	1,341	186	762	393	—

Our lease agreements provide us with the option to renew. Our future operating lease obligations would change if we exercised these options and if we entered into additional operating lease agreements as we expand our operations.

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

During fiscal 2007, we may enter into arrangements to acquire or invest in other businesses, services or technologies. While we believe we have sufficient financial resources, we may be required to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

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

We believe that the adoption of SFAS 123R will materially reduce our reported results of operations. The full impact is dependent upon, among other things, the timing of when additional employees that we plan to hire commence employment, the outcome of our current assessment of different long-term incentive strategies involving stock awards in order to continue to attract and retain employees, the total number of stock awards granted, the fair value of the stock awards at the time of grant and the tax benefit that we may or may not receive from stock-based expenses. Had we adopted SFAS 123R in prior periods, the total stock-based expense for all awards before the tax benefit would have approximated the pro forma impact of expensing options as described in Note 1 to the accompanying Notes to the Consolidated Financial Statements.

Additionally, SFAS 123R requires the tax benefits from employee stock plans to be classified as a financing activity in the consolidated statement of cash flows. We currently classify these tax benefits as a source of cash provided by operating activities. These benefits totaled $3,662,000 during the year ended January 31, 2006 and $798,000 for the comparable period a year ago.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, Canadian dollar and Japanese Yen. We seek to minimize the impact of certain foreign currency fluctuations by hedging certain balance sheet exposures with foreign currency forward and option contracts. Any gain or loss from settling these contracts is offset by the loss or gain derived from the underlying balance sheet exposures. The hedging contracts by policy have maturities of less than three months and settle before the end of each quarterly period. Additionally, by policy, we do not enter into any hedging contracts for trading or speculative purposes.

Interest rate sensitivity

We had cash, cash equivalents and marketable securities totaling $296.8 million at January 31, 2006. These amounts were invested primarily in money market funds and instruments, corporate notes and bonds, government securities and other debt securities with strong credit ratings. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes.

Our fixed-income portfolio is subject to interest rate risk. An immediate increase or decrease in interest rates of 100-basis points could result in a $1.6 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

At January 31, 2005, we had cash, cash equivalents and marketable securities totaling $205.9 million. The fixed-income portfolio was also subject to interest rate risk. Changes in interest rates of 100-basis points would have resulted in market value changes of $1.6 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Report:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

salesforce.com, inc.

We have audited the accompanying consolidated balance sheets of salesforce.com, inc. as of January 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of salesforce.com, inc. at January 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of salesforce.com, inc.’s internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Francisco, California

March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

salesforce.com, inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that salesforce.com, inc. maintained effective internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Salesforce.com’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that salesforce.com, inc. maintained effective internal control over financial reporting as of January 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, salesforce.com, inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of salesforce.com, inc. as of January 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2006 and our report dated March 15, 2006 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Francisco, California

March 15, 2006

salesforce.com, inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	January 31, 2006	January 31, 2005
Assets
Current assets:
Cash and cash equivalents	$99,842	$35,731
Short-term marketable securities	107,723	83,087
Accounts receivable, net of allowance for doubtful accounts of $1,296 and $611 at January 31, 2006 and 2005, respectively	76,128	48,874
Deferred commissions	13,186	7,556
Prepaid expenses and other current assets	6,338	3,467

Total current assets	303,217	178,715
Marketable securities, noncurrent	89,227	87,120
Restricted cash	—	3,191
Fixed assets, net	24,216	7,637
Deferred commissions, noncurrent	3,889	2,057
Deferred income taxes, noncurrent	10,416	—
Other assets	3,784	1,779

Total assets	$434,749	$280,499

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,212	$2,525
Accrued expenses and other current liabilities	48,782	32,467
Income taxes payable	2,650	216
Deferred income tax liabilities	3,191	—
Deferred revenue	169,175	95,900
Current portion of capital lease obligations	615	563

Total current liabilities	234,625	131,671
Capital lease obligations, net of current portion	184	721
Long-term lease abandonment liability and other	1,155	1,596
Minority interest	2,414	1,380

Total liabilities	238,378	135,368
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and none outstanding at January 31, 2006 and 2005	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized, 110,513,576 and 104,990,816 issued and outstanding at January 31, 2006 and 2005, respectively	111	105
Additional paid-in capital	237,010	217,248
Deferred stock-based compensation	(2,531)	(5,908)
Notes receivables from stockholders	—	(727)
Accumulated other comprehensive loss	(2,105)	(999)
Accumulated deficit	(36,114)	(64,588)

Total stockholders’ equity	196,371	145,131

Total liabilities and stockholders’ equity	$434,749	$280,499

See accompanying Notes to Consolidated Financial Statements.

salesforce.com, inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Year Ended January 31,
	2006	2005	2004
Revenues:
Subscription and support	$280,639	$157,977	$85,796
Professional services and other	29,218	18,398	10,227

Total revenues	309,857	176,375	96,023

Cost of revenues (1):
Subscription and support	34,457	12,727	7,782
Professional services and other	34,669	20,727	9,491

Total cost of revenues	69,126	33,454	17,273

Gross profit	240,731	142,921	78,750
Operating expenses (1):
Research and development	23,330	9,822	6,962
Marketing and sales	149,598	96,311	54,600
General and administrative	47,986	30,268	16,915
Lease recovery	(285)	—	(3,445)

Total operating expenses	220,629	136,401	75,032
Income from operations	20,102	6,520	3,718
Interest income	7,726	2,658	379
Interest expense	(69)	(37)	(22)
Other income	439	12	164

Income before benefit (provision) for income taxes and minority interest	28,198	9,153	4,239
Benefit (provision) for income taxes	1,310	(1,217)	(541)

Income before minority interest	29,508	7,936	3,698
Minority interest in consolidated joint venture	(1,034)	(590)	(184)

Net income	$28,474	$7,346	$3,514

Basic net income per share	$0.27	$0.10	$0.12
Diluted net income per share	0.24	0.07	0.04
Weighted-average number of shares used in per share amounts:
Basic	107,274	75,503	29,605
Diluted	118,737	110,874	95,409

(1)	Amounts include stock-based expenses, as follows:

	Fiscal Year Ended January 31,
	2006	2005	2004
Cost of revenues	$575	$634	$655
Research and development	332	282	462
Marketing and sales	1,325	1,296	2,029
General and administrative	1,216	1,402	1,213

	$3,448	$3,614	$4,359

See accompanying Notes to Consolidated Financial Statements.

salesforce.com, inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Notes Receivables from Stockholders	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Comprehensive Loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances at January 31, 2003	58,024,345	$61,137	30,480,962	$29	$30,700	$(9,588)	$(1,574)	$6	$(75,448)	$(75,442)	$(55,875)
Deferred compensation related to the issuance of Company and subsidiary stock options	—	—	—	—	2,339	(2,428)	—	—	—	—	(89)
Amortization of Company and subsidiary deferred stock-based compensation	—	—	—	—	—	3,765	—	—	—	—	3,765
Exercise of stock options	—	—	1,041,131	3	1,891	—	—	—	—	—	1,894
Repurchase of unvested shares	—	—	(23,967)	—	(17)	—	—	—	—	—	(17)
Fair value of stock awards issued to nonemployees for services	—	—	32,500	—	422	—	—	—	—	—	422
Accelerated vesting of employee stock options	—	—	—	—	146	—	—	—	—	—	146
Accrued interest on stockholder notes receivable	—	—	—	—	—	—	(100)	—	—	—	(100)
Sale of subsidiary common stock	—	—	—	—	99	—	—	—	—	—	99
Translation adjustment	—	—	—	—	—	—	—	4	—	4	4
Net income	—	—	—	—	—	—	—	—	3,514	3,514	3,514

Comprehensive income, year ended January 31, 2004	—	—	—	—	—	—	—	—	—	3,518	—

Balances at January 31, 2004	58,024,345	$61,137	31,530,626	$32	$35,580	$(8,251)	$(1,674)	$10	$(71,934)	$(71,924)	$(46,237)

See accompanying Notes to Consolidated Financial Statements.

salesforce.com, inc.

Consolidated Statements of Stockholders’ Equity – (Continued)

(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Notes Receivables from Stockholders	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Comprehensive Loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances at January 31, 2004	58,024,345	61,137	31,530,626	32	35,580	(8,251)	(1,674)	10	(71,934)	(71,924)	(46,237)
Issuance of common stock in connection with initial public offering, net of issuance costs incurred	—	—	11,500,000	12	113,756	—	—	—	—	—	113,768
Conversion of preferred stock into common	(58,024,345)	(61,137)	58,024,345	58	61,079	—	—	—	—	—	61,137
Deferred compensation related to the issuance of Company and subsidiary stock options	—	—	—	—	624	(955)	—	—	—	—	(331)
Amortization of Company and subsidiary deferred stock-based compensation	—	—	—	—	—	3,298	—	—	—	—	3,298
Exercise of stock options and warrants and stock grants to board members for board services	—	—	4,126,845	3	5,473	—	—	—	—	—	5,476
Tax benefits from employee stock plans	—	—	—	—	798	—	—	—	—	—	798
Repurchase of unvested shares	—	—	(191,000)	—	(254)	—	—	—	—	—	(254)
Fair value of stock awards issued to nonemployees for services	—	—	—	—	167	—	—	—	—	—	167
Accrued interest on stockholder notes receivable	—	—	—	—	—	—	(96)	—	—	—	(96)
Collection of outstanding note receivable balances	—	—	—	—	—	—	1,043	—	—	—	1,043
Sale of subsidiary common stock	—	—	—	—	25	—	—	—	—	—	25
Translation adjustment	—	—	—	—	—	—	—	(260)	—	(260)	(260)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(749)	—	(749)	(749)
Net income	—	—	—	—	—	—	—	—	7,346	7,346	7,346

Comprehensive income, year ended January 31, 2005	—	—	—	—	—	—	—	—	—	6,337	—

Balances at January 31, 2005	—	$—	104,990,816	$105	$217,248	$(5,908)	$(727)	$(999)	$(64,588)	$(65,587)	$145,131

See accompanying Notes to Consolidated Financial Statements.

salesforce.com, inc.

Consolidated Statements of Stockholders’ Equity – (Continued)

(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Notes Receivables from Stockholders	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Comprehensive Loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances at January 31, 2005	—	$—	104,990,816	$105	$217,248	$(5,908)	$(727)	$(999)	$(64,588)	$(65,587)	$145,131
Reversal of deferred compensation resulting from the cancellation of Company and subsidiary stock options	—	—	—	—	(269)	612	—	—	—	—	343
Amortization of Company and subsidiary deferred stock-based compensation	—	—	—	—	—	2,765	—	—	—	—	2,765
Exercise of stock options and warrants and stock grants to board members for board services	—	—	5,547,883	6	16,118	—	—	—	—	—	16,124
Tax benefits from employee stock plans	—	—	—	—	3,662	—	—	—	—	—	3,662
Repurchase of unvested shares	—	—	(25,123)	—	(28)	—	—	—	—	—	(28)
Fair value of stock awards issued to nonemployees for services	—	—	—	—	279	—	—	—	—	—	279
Collection of outstanding note receivable balances	—	—	—	—	—	—	727	—	—	—	727
Translation adjustment	—	—	—	—	—	—	—	(287)	—	(287)	(287)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(819)	—	(819)	(819)
Net income	—	—	—	—	—	—	—	—	28,474	28,474	28,474

Comprehensive income, year ended January 31, 2006	—	—	—	—	—	—	—	—	—	27,368	—

Balances at January 31, 2006	—	$—	110,513,576	$111	$237,010	$(2,531)	$—	$(2,105)	$(36,114)	$(38,219)	$196,371

See accompanying Notes to Consolidated Financial Statements.

salesforce.com, inc.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended January 31,
	2006	2005	2004
Operating activities
Net income	$28,474	$7,346	$3,514
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in consolidated joint venture	1,034	590	184
Depreciation and amortization	6,027	3,147	2,591
Loss on retirement of fixed assets	48	223	68
Amortization of deferred commissions	14,606	15,598	8,599
Lease recovery	(285)	—	(3,445)
Change in the deferred income tax valuation allowance	(7,225)	—	—
Accrued interest on stockholder notes receivable	—	(96)	(100)
Expense related to stock-based awards	3,448	3,614	4,359
Tax benefits from employee stock plans	3,662	798	—
Changes in assets and liabilities:
Accounts receivable	(27,254)	(22,338)	(16,955)
Deferred commissions	(22,068)	(14,055)	(16,320)
Prepaid expenses and other current assets	(2,871)	65	(2,216)
Other assets	(1,620)	(216)	(723)
Accounts payable	7,687	490	1,429
Accrued expenses and other current liabilities	16,521	14,801	9,756
Income taxes	2,434	(318)	534
Deferred revenue	73,275	46,223	30,506

Net cash provided by operating activities	95,893	55,872	21,781

Investing activities
Restricted cash	3,191	721	(179)
Purchases of marketable securities	(193,165)	(282,220)	(39,900)
Sales and maturities of marketable securities	165,603	136,608	21,851
Capital expenditures	(23,434)	(4,308)	(2,916)

Net cash used in investing activities	(47,805)	(149,199)	(21,144)

Financing activities
Proceeds from the issuance of common stock, net of issuance costs incurred	—	113,768	—
Proceeds from the exercise of stock options and warrants	15,735	4,746	1,480
Collection of notes receivables from stockholders	727	1,043	—
Principal payments on capital lease obligations	(614)	(493)	(531)
Repurchase of unvested shares	(28)	(254)	(17)
Proceeds from subsidiary stock offerings	—	40	167

Net cash provided by financing activities	15,820	118,850	1,099

Effect of exchange rate changes	203	(255)	18

Net increase in cash and cash equivalents	64,111	25,268	1,754
Cash and cash equivalents at beginning of year	35,731	10,463	8,709

Cash and cash equivalents at end of year	$99,842	$35,731	$10,463

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$69	$37	$22
Income taxes, net of tax refunds	$(169)	$730	$7

Noncash financing and investing activities
Fixed assets acquired under capital lease	$129	$1,699	$—
Conversion of preferred stock into common	$—	$61,137	$—
Net exercise of warrants	$287	$15	$—

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions in the Company’s consolidated financial statements and notes thereto.

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

Additionally, the Company holds a majority interest in Kabushiki Kaisha salesforce.com (“Salesforce Japan”), a Japanese joint venture. As of January 31, 2006, the Company owned a 63 percent interest in the joint venture. Given the Company’s majority ownership interest in the joint venture, the accounts of the joint venture have been consolidated with the accounts of the Company, and a minority interest, net of intercompany charges, has been recorded for the minority investors’ interests in the net assets and operations of the joint venture to the extent of the minority investors’ individual investments. Additionally, the Company records gains and losses resulting from the change of interest in Salesforce Japan directly to stockholders’ equity as additional paid-in capital.

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

Notes to Consolidated Financial Statements—(Continued)

Concentrations of Credit Risk and Significant Customers and Suppliers

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, restricted cash, and trade accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits. Collateral is not required for accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with problem accounts.

The Company’s accounts receivable and net revenues are derived from a large number of direct customers. No customer accounted for more than 5 percent of accounts receivable at January 31, 2006 and 2005. No single customer accounted for 5 percent or more of total revenue during fiscal 2006, 2005 and 2004.

As of January 31, 2006 and 2005, assets located outside the Americas were 6 percent and 8 percent of total assets, respectively. Revenues by geographical region are as follows (in thousands):

	Fiscal Year Ended January 31,
	2006	2005	2004
Revenues by geography:
Americas	$247,009	$140,871	$78,958
Europe	43,577	25,201	11,754
Asia Pacific	19,271	10,303	5,311

	$309,857	$176,375	$96,023

As of January 31, 2006, the Company serves all of its customers and users from a single, third-party Web hosting facility located on the west coast of the United States, operated by Equinix, Inc. As part of the Company’s current disaster recovery arrangements, the existing production environment and all of the customers’ data is currently replicated in near real-time in a separate back-up Equinix facility located on the east coast. The Company does not control the operation of any of these facilities, and they are vulnerable to damage or interruption. The Company also has an agreement with SunGard Data Systems, a provider of availability services, to provide access to a geographically remote disaster recovery facility that would provide the Company with access to hardware, software and Internet connectivity in the event the Web hosting facilities become unavailable. Even with the disaster recovery arrangements, the Company’s service could be interrupted.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, which primarily consist of cash on deposit with banks and money market funds, are stated at cost, which approximates fair value.

Marketable Securities

Management determines the appropriate classification of investments in marketable securities at the time of purchase in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities and reevaluates such determination at each balance sheet date. Securities, which are classified as available for sale at January 31, 2006 and 2005, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Fair value is determined based on quoted market rates. Realized gains and losses and declines in value judged to be other-than-temporary on securities available for sale are included as a component of interest income. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of interest income.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

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

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

The Company capitalized $1,352,000, $465,000 and $453,000 in internal use software during fiscal 2006, 2005, and 2004, respectively. Amortization expense totaled $443,000, $396,000 and $277,000 during fiscal 2006, 2005 and 2004, respectively.

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

The components of accumulated other comprehensive loss were as follows (in thousands):

	January 31,
	2006	2005
Foreign currency translation adjustments	$(537)	$(250)
Net unrealized losses on available-for-sale marketable securities	(1,568)	(749)

	$(2,105)	$(999)

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

Under APB 25, compensation expense of fixed stock options is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price of the option. Prior to the establishment of a public market for the Company’s common stock in June 2004, the Company’s board of directors determined the fair value based on several factors. Since the Company’s initial public offering in June 2004, the fair value is determined by the trading price of the Company’s common stock on the New York Stock Exchange. Compensation expense is recognized on a straight-line basis over the option-vesting period of four years. The Company accounts for stock issued to nonemployees in accordance with the provisions of SFAS 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Pro forma information regarding the results of operations is determined as if the Company had accounted for its employee stock options using the fair-value method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Fiscal Year Ended January 31,
	2006	2005	2004
Volatility	50 - 75%	75 - 100%	100%
Weighted-average estimated life	4 years	4 years	4 years
Weighted-average risk-free interest rate	3.79 - 4.52%	2.86 -3.70%	2.92%
Dividend yield	—	—	—

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

During the second quarter of fiscal 2006, the Company reevaluated the assumptions used to estimate the future volatility of its stock price. The Company estimated its future stock price volatility based upon a blending of both observed option-implied volatilities and historical volatility calculations for both the Company and a group of peer comparable companies. Management believes this is the best estimate of the expected volatility over the 4 year weighted-average expected life of its option grants. During the Company’s initial year as a public company, the volatility assumption was primarily based on the historical volatility of comparable companies. As a result of its reevaluation and the general market decline in share price volatilities, the Company reduced its volatility assumption from 75% to 50% and applied this estimate in valuing the options awarded during the remainder of fiscal 2006.

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

	Fiscal Year Ended January 31,
	2006	2005	2004
Net income, as reported	$28,474	$7,346	$3,514
Add: Total stock-based compensation expense included in the determination of net income	2,765	3,298	3,765
Deduct: Total stock-based compensation expense determined under the fair-value-based method for all awards. Such expense amounts are not net of tax benefits.	(22,649)	(13,901)	(7,884)

Net income (loss), pro forma	$8,590	$(3,257)	$(605)

Net income (loss), per share:
Basic
As reported	$0.27	$0.10	$0.12
Pro forma	0.08	(0.04)	(0.02)
Diluted:
As reported	$0.24	$0.07	$0.04
Pro forma	0.07	(0.04)	(0.02)

For the pro forma calculation, the per share weighted-average fair value of options granted are as follows:

	Fiscal Year Ended January 31,
	2006	2005	2004
Weighted-average fair value:
Options granted below fair value	$—	$6.51	$2.69
Options equal to fair value	11.11	7.59	3.65
Weighted-average exercise price:
Options granted at or below fair value	$24.51	$11.61	$3.74

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

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

A reconciliation of the denominator used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Fiscal Year Ended January 31,
	2006	2005	2004
Numerator:
Net income	$28,474	$7,346	$3,514
Denominator:
Weighted-average shares outstanding for basic earnings per share, net of weighted-average shares of common stock subject to repurchase	107,274	75,503	29,605
Effect of dilutive securities:
Employee stock options and warrants	11,463	13,054	7,780
Convertible preferred stock which was converted into shares of common stock upon the closing of the Company’s initial public offering	—	22,317	58,024

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	118,737	110,874	95,409

Outstanding unvested common stock purchased by employees is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding for basic earnings per share.

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact as their exercise prices were greater than the average fair values of the Company’s common stock (in thousands):

	Fiscal Year Ended January 31,
	2006	2005	2004
Options	387	674	901

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established or adjusted when necessary to reduce deferred tax assets to the amounts expected to be realized. The tax expense or benefits for unusual items or tax exposure items are treated as discrete items in the interim period in which the events occur.

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

Professional services and other revenues, when sold with subscription and support offerings, are accounted for separately when these services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value of each deliverable. When accounted for separately, revenues are recognized as the services are rendered for time and material contracts, and when the milestones are achieved and accepted by the customer for fixed price contracts. The majority of the Company’s consulting contracts are on a time and material basis. Training revenues are recognized after the services are performed. For revenue arrangements with multiple deliverables, the Company allocates the total customer arrangement to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately.

In determining whether the consulting services can be accounted for separately from subscription and support revenues, the Company considers the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, the Company recognizes the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations, the Company defers only the direct costs of the consulting arrangement and amortizes those costs over the same time period as the consulting revenue is recognized. As of January 31, 2006 and January 31, 2005, the deferred cost on the accompanying consolidated balance sheet totaled $1,686,000 and $874,000, respectively. These deferred costs are included in prepaid and other current assets and other assets.

On occasion, the Company has purchased from its suppliers goods or services for the Company’s use in its operations at or around the same time these same businesses entered into subscription and/or consulting agreements. The Company generally defines “at or around the same time” as within six months. Revenues recognized from customers who were also suppliers were not significant during fiscal 2006, 2005 and 2004. Both the procurement and revenue agreements are separately negotiated, settled ultimately in cash, and recorded at what the Company considers to be fair value. When any of these factors is not present, the Company does not recognize the revenue from the underlying sale agreements; rather, the revenue is netted with expenses.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

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

The Company has entered into service level agreements with a small number of its customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits or terminate their agreements in the event that the Company fails to meet those levels. During fiscal 2006, the Company recorded a provision of approximately $1.1 million for potential credits and paid out no amounts. As of January 31, 2006, the reserve balance was approximately $1.4 million.

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

Advertising Expenses

Advertising is expensed as incurred. Advertising expense was $12,932,000, $6,908,000 and $5,048,000 for fiscal 2006, 2005 and 2004, respectively.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

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

The Company believes that the adoption of SFAS 123R will materially reduce the Company’s reported results of operations. The full impact is dependent upon, among other things, the timing of when additional employees that the Company plans to hire commence employment, the outcome of the Company’s current assessment of different long-term incentive strategies involving stock awards in order to continue to attract and retain employees, the total number of stock awards granted, the fair value of the stock awards at the time of grant and the tax benefit that the Company may or may not receive from stock-based expenses. Had the Company adopted SFAS 123R in prior periods, the total stock-based expense for all awards before the tax benefit would have approximated the impact of expensing options as described above in the disclosure of pro forma net income (loss) and net income (loss) per share.

Additionally, SFAS 123R requires the tax benefits from employee stock plans to be classified as a financing activity in the consolidated statement of cash flows. The Company currently classifies these tax benefits as a source of cash provided by operating activities. These benefits totaled $3,662,000, $798,000 and zero during fiscal 2006, 2005 and 2004, respectively.

2. Joint Venture

On December 7, 2000, the Company entered into a joint venture agreement with SunBridge, Inc., a Japanese corporation, to establish Salesforce Japan. As of January 31, 2006 and 2005, the Company owned a 63 percent interest in the joint venture. Provided that the Company owns at least 30 percent of the outstanding voting shares of the joint venture, the Company has the right to appoint three of the six board members of the joint venture, and together with SunBridge, may appoint a fourth director.

The Board of Directors of the joint venture has authorized option plans to purchase shares in Salesforce Japan. The option plans are in accordance with the rules and regulations of the Commercial Code of Japan. One of the option plans includes antidilution provisions such that the option holders are allowed additional options if the joint venture issues additional stock and the exercise price of their options is reduced if the additional stock is issued for an amount less than such exercise price. These provisions result in variable accounting for this plan, as the number of options awarded is not fixed and no measurement date currently exists.

In fiscal 2006, 2005 and 2004, the joint venture granted options to purchase 23,600, 10,000 and 3,000 shares, respectively, to its employees to purchase shares of common stock in the joint venture. The stock options were issued with an exercise price of ¥4,000 per share (approximately $34 per share), ¥4,000 per share (approximately $37 per share) and ¥3,500 per share (approximately $31 per share) and vest over a two-year period. As a result of these stock option grants, the joint venture recorded zero, $88,000 and $13,000 of deferred stock-based compensation during fiscal 2006, 2005 and 2004, respectively. The joint venture amortized $7,000, $23,000 and $274,000 of deferred stock-based compensation expense during fiscal 2006, 2005 and 2004, respectively. The joint venture reversed $30,000, $2,000 and zero of unamortized deferred stock-based compensation related to terminated employees during fiscal 2006, 2005 and 2004, respectively. Additionally, as a result of an employee termination, during fiscal 2006 and 2005 the joint venture reversed compensation expense of $20,000 and $475,000, respectively, which had been previously recognized.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

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

3. Balance Sheet Accounts

Marketable Securities

As of January 31, 2006, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$98,686	$—	$(749)	$97,937
Municipal bonds	1,915	—	(52)	1,863
US government and agency obligations	97,917	4	(771)	97,150

	$198,518	$4	$(1,572)	$196,950

As of January 31, 2005, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$78,773	$13	$(418)	$78,368
Municipal bonds	26,085	—	(35)	26,050
US government and agency obligations	66,098	—	(309)	65,789

	$170,956	$13	$(762)	$170,207

	January 31, 2006	January 31, 2005
Recorded as follows (in thousands):
Short-term (due in one year or less)	$107,723	$83,087
Long-term (due between one and three years)	89,227	87,120

	$196,950	$170,207

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

The unrealized losses are attributable to changes in interest rates. As of January 31, 2006, the following investments were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$51,449	$(252)	$46,488	$(497)	$97,937	$(749)
Municipal bonds	—	—	1,863	(52)	1,863	(52)
US government and agency obligations	56,274	(144)	40,876	(627)	97,150	(771)

	$107,723	$(396)	$89,227	$(1,176)	$196,950	$(1,572)

The unrealized loss for each of these fixed rate investments ranged from $25 to $90,850. The Company has the ability to hold these investments to maturity and does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of January 31, 2006. The Company expects to receive the full principal and interest on all of these investment securities.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	January 31, 2006	January 31, 2005
Deferred professional services costs	$1,200	$874
Prepaid expenses and other current assets	5,138	2,593

	$6,338	$3,467

Fixed Assets

Fixed assets consisted of the following (in thousands):

	January 31, 2006	January 31, 2005
Computers, equipment and software	$24,029	$12,703
Furniture and fixtures	2,831	1,755
Leasehold improvements	12,355	2,708

	39,215	17,166
Less accumulated depreciation and amortization	(14,999)	(9,529)

	$24,216	$7,637

Depreciation and amortization expense totaled $5,584,000, $2,751,000 and $2,314,000 for fiscal 2006, 2005 and 2004, respectively.

Fixed assets at January 31, 2006 and 2005 included a total of $3,616,000 and $3,487,000, respectively, acquired under capital lease agreements. Accumulated amortization relating to equipment and software under capital leases totaled $2,765,000 and $2,142,000, respectively, at January 31, 2006 and 2005. Amortization of assets under capital leases is included in depreciation and amortization expense.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

Other Assets

Other assets consisted of the following (in thousands):

	January 31, 2006	January 31, 2005
Capitalized internal-use software development costs, net of accumulated amortization of $1,400 and $957, respectively	$1,550	$641
Deferred professional service costs, noncurrent portion	486	—
Long-term deposits	1,542	1,138
Other	206	—

	$3,784	$1,779

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	January 31, 2006	January 31, 2005
Accrued compensation	$24,465	$16,836
Accrued other liabilities	10,844	6,560
Current portion of lease abandonment liability	186	278
Liability for early exercise of unvested employee stock options	229	591
Accrued non-income taxes payable	7,463	5,146
Accrued professional costs	1,911	2,241
Accrued rent	3,684	815

	$48,782	$32,467

4. Initial Public Offering

In June 2004, the Company completed the sale of 11,500,000 shares of common stock, which included the underwriters’ exercise of an over-allotment option, at a price of $11.00 per share. A total of $126,500,000 in gross proceeds was raised in this initial public offering. After deducting the underwriting discount of $8,855,000 and offering expenses of $3,877,000, net proceeds were $113,768,000. To date, the Company has not spent any of the net proceeds from the public offering.

Upon the closing of the Company’s initial public offering, the 58,024,345 shares of the Company’s outstanding convertible preferred stock converted, on a one-for-one basis, into shares of common stock.

5. Income Taxes

The domestic and foreign components of income (loss) before provisions for income taxes and minority interest were as follows (in thousands):

	Fiscal Year Ended January 31,
	2006	2005	2004
Domestic	$31,240	$12,509	$9,550
Foreign	(3,042)	(3,356)	(5,311)

	$28,198	$9,153	$4,239

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

The provision (benefit) for income taxes were as follows (in thousands):

	Fiscal Year Ended January 31,
	2006	2005	2004
Current:
Federal	$4,835	$354	$186
State	211	189	263
Foreign	869	674	92

	5,915	1,217	541

Deferred:
Federal	(4,362)	—	—
State	(2,863)	—	—

	(7,225)	—	—

Provision (benefit) for income taxes	$(1,310)	$1,217	$541

A reconciliation of income taxes at the statutory federal income tax rate to the provision (benefit) for income taxes included in the accompanying consolidated statements of operations is as follows (in thousands):

	Fiscal Year Ended January 31,
	2006	2005	2004
U.S. federal taxes at statutory rate	$9,869	$3,207	$1,484
State taxes, net of the federal benefit	360	189	263
Foreign losses providing no benefit	1,978	1,466	1,859
Previously unbenefitted tax assets	(5,210)	(4,838)	(4,068)
Foreign taxes in excess of the U.S. statutory rate	280	675	92
Tax credits	(2,314)	—	—
Change in valuation allowance	(7,225)	—	—
Other, net	952	518	911

	$(1,310)	$1,217	$541

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets were as follows (in thousands):

	January 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$38,796	$22,968
Deferred stock compensation	1,324	2,425
Tax credits	4,063	1,678
Unrealized losses on marketable securities	638	—
Other	9,359	5,261

Total deferred tax assets	54,180	32,332
Less valuation allowance	(41,826)	(28,196)

Total deferred tax assets	12,354	4,136
Deferred tax liabilities—deferred commissions and prepaid expenses	(5,129)	(4,136)

Net deferred tax assets	$7,225	$—

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been partially offset by a valuation allowance, which increased by $13.6 million in fiscal 2006 and increased by $8.5 million in fiscal 2005. The valuation allowance relates primarily to deferred tax assets arising from employee stock option exercises and operating losses from foreign subsidiaries. Approximately $40.0 million of the valuation allowance at January 31, 2006, related to employee stock options, will be recorded to additional paid-in capital when realized.

At January 31, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $90.0 million, which expire in 2020 through 2026, federal research and development tax credits of approximately $2.3 million, which expire in 2020 through 2026, and minimum tax credits of $72,000, which have no expiration date. The Company also has state net operating loss carryforwards of approximately $101.0 million which expire beginning in 2007 and state research and development tax credits of approximately $2.5 million which have no expiration date.

Utilization of the Company’s net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

6. Preferred Stock

After the consummation of the initial public offering in June 2004 and the filing of the Company’s amended and restated certificate of incorporation, the Company’s board of directors has the authority, without further action by stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. The ability to issue preferred stock could delay or impede a change in control. At January 31, 2006 and 2005, no shares of preferred stock were outstanding.

7. Stockholders’ Equity

Stock Options Issued to Employees

The Company has in place the 1999 Stock Option Plan (the “1999 Plan”) which provides for the issuance of incentive and nonstatutory options to employees and nonemployees of the Company. As of January 31, 2006, there were 1,085,190 shares of common stock available for grant under the 1999 Plan. The 1999 Plan provides for grants of immediately exercisable options; however, the Company has the right to repurchase any unvested common stock upon the termination of employment at the original exercise price.

In addition to the 1999 Plan, the Company maintains the 2004 Equity Incentive Plan, 2004 Employee Stock Purchase Plan and the 2004 Outside Directors Stock Plan. These plans, other than the 2004 Outside Directors Plan, provide for annual automatic increases on February 1 to the shares reserved for issuance based on the lesser of (i) a specific percentage of the total number of shares outstanding at year end; (ii) a fixed number of shares; or (iii) a lesser number of shares set by the Company’s Board of Directors, all as specified in the respective plans. On February 1, 2006, 5,000,000 additional shares were reserved under the 2004 Equity Incentive Plan pursuant to the automatic increase. The 2004 Employee Stock Purchase Plan will not be implemented unless and until the Company’s Board of Directors authorizes the commencement of one or more offerings under the plan. No offering periods have been authorized to date.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

Options issued under the Company’s stock option plans are generally for periods not to exceed 10 years and are issued at fair value of the shares of common stock on the date of grant as determined by the trading price of such stock on the New York Stock Exchange. Grants made pursuant to the 2004 Equity Incentive Plan generally do not provide for the immediate exercise of options.

Stock option activity is as follows:

	Shares Available for Grant	Options Outstanding
		Outstanding Stock Options	Weighted- Average Exercise Price
Balance as of January 31, 2003	1,309,059	10,525,879	$1.01
Increase in options authorized	8,000,000	—	—
Granted	(7,637,500)	7,637,500	3.74
Exercised	—	(1,041,131)	1.40
Cancelled	1,193,853	(1,193,853)	1.28
Repurchased	23,967	—	—

Balance as of January 31, 2004	2,889,379	15,928,395	2.29
Increase in options authorized:
2004 Equity Incentive Plan	4,000,000	—	—
2004 Outside Directors Stock Plan	1,000,000	—	—
Granted under all option plans	(6,492,767)	6,492,767	11.61
Granted to board members for board services	(40,000)	—	—
Exercised	—	(3,843,880)	1.24
Cancelled	1,211,693	(1,211,693)	5.80
Repurchased	191,000	—	—

Balance as of January 31, 2005	2,759,305	17,365,589	5.74
Increase in options authorized:
2004 Equity Incentive Plan	5,000,000	—	—
Granted under all option plans	(5,269,685)	5,269,685	24.51
Granted to a board member for board services	(20,000)	—	—
Exercised	—	(4,832,095)	3.23
Cancelled	1,797,272	(1,797,272)	9.63
Repurchased	25,123	—	—

Balance as of January 31, 2006	4,292,015	16,005,907	$12.24

At January 31, 2006, options to purchase 4,984,198 shares were vested at a weighted average exercise price of $4.67 per share.

As of January 31, 2006, 164,977 shares issued pursuant to exercises of options issued under the 1999 Plan remained subject to repurchase.

During fiscal 2006, 2005 and 2004, the Company recorded zero, $1,773,000 and $3,627,000, respectively, of deferred stock-based compensation expense related to stock option grants under the 1999 Plan for the excess of the deemed fair market value over the exercise price at the date of grant related to stock options granted to employees. The Company reversed unamortized deferred stock-based compensation related to cancellation of options for terminated employees in the amount of $582,000, $798,000 and $1,212,000 during fiscal 2006, 2005

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

and 2004, respectively. The Company amortized $2,758,000, $3,275,000 and $3,491,000 of the deferred stock-based compensation during fiscal 2006, 2005 and 2004, respectively. The compensation expense is being recognized on a straight-line basis over the option-vesting period of four years.

During fiscal 2004, the Company accelerated the vesting of certain stock options relating to terminated employees. As a result, the Company recorded compensation expense totaling $146,000. The Company did not accelerate the vesting of any stock options during fiscal 2006 and 2005.

The following table summarizes information about stock options outstanding as of January 31, 2006:

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.03 to $2.00	2,339,570	6.17	$1.03	1,710,328	$1.00
$2.50	2,915,905	7.39	2.50	1,460,445	2.50
$4.00 to $8.00	2,997,281	8.03	7.11	1,126,741	6.99
$12.77 to $14.39	2,594,540	8.92	13.85	529,815	13.68
$15.00 to $22.64	2,735,926	9.20	19.25	156,869	17.21
$23.05 to $32.60	1,725,250	9.79	28.11	—	—
$39.97	697,435	9.98	39.97	—	—

	16,005,907		$12.24	4,984,198	$4.67

Stock Awards to Non-Employees

During fiscal 2004, the Company granted stock awards of 100,000 shares to non-employees with 4 year vesting terms. Compensation expense is re-measured as the shares vest and is recorded over the vesting periods. Together with past stock awards to non-employees, such expenses amounted to $279,000, $167,000 and $162,000 for fiscal 2006, 2005 and 2004, respectively. Such expense was estimated using the Black-Scholes pricing model with the following weighted-average assumptions:

Risk-free interest rate	6.00%
Contractual lives	18 - 48 months
Expected dividend yield	0%
Expected volatility	50 - 100%

Warrants for Common Stock

In August 2002, the Board of Directors authorized the issuance of four warrants, each to purchase 125,000 shares of common stock at $1.10 per share to the salesforce.com/foundation (the “Foundation”), which is a nonprofit related party. The Company’s chairman is the chairman of the Foundation. He, one of the Company’s executive officers and one of the Company’s board members hold three of the Foundation’s nine board seats. The warrants are exercisable for one-year terms beginning on the earlier of the initial public offering of the Company or August 1, 2003, August 1, 2004, August 1, 2005, and August 1, 2006, respectively. The warrants were issued as a charitable contribution to the Foundation. The warrants were fully vested on the date of grant without any performance obligations by the Foundation. Through January 31, 2006, the Foundation exercised 250,000 warrants and as of January 31, 2006, the warrants to purchase an aggregate of 250,000 shares of common stock remain outstanding.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

Common Stock

The following shares of common stock are available for future issuance at January 31, 2006:

Options outstanding	16,005,907
Warrants outstanding	268,000
Stock available for future grant:
1999 Stock Option Plan	1,085,190
2004 Equity Incentive Plan	2,339,325
2004 Employee Stock Purchase Plan	1,000,000
2004 Outside Directors Stock Plan	867,500

21,565,922

In January 2004, the Board of Directors authorized the issuance of 10,000 shares of common stock to a board member and 22,500 shares to a former board member for past board services. The expense associated with these share issuances was $260,000 and was recognized immediately in fiscal 2004.

During fiscal 2005, the Board of Directors authorized the issuance of 40,000 shares of common stock to two board members for board services. Of the 40,000 shares, 12,500 shares were distributed pursuant to the terms described in the 2004 Outside Directors Stock Plan. The expense associated with these share issuances was $646,000 and was expensed immediately at the time of the issuances.

During fiscal 2006, a board member received stock grants for a total of 20,000 shares of common stock for board services pursuant to the terms described in the 2004 Outside Directors Stock Plan. The expense associated with these share issuances was $389,000 and was expensed immediately at the time of the issuances.

8. Commitments and Contingencies

Letters of Credit

As of January 31, 2006, the Company had a total of $3,351,000 in letters of credit outstanding in favor of its landlords for office space in San Francisco, California, Switzerland and Singapore. None of these letters of credit are collateralized.

These letters of credit renew annually and mature at various dates through December 2010.

Leases

The Company leases facilities and equipment under noncancelable operating and capital leases with various expiration dates through June 2013.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

Future minimum lease payments under noncancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Year Ended January 31:
2007	$638	$41,280
2008	180	31,442
2009	7	20,544
2010	—	9,654
2011	—	9,631
Thereafter	—	13,302

Total minimum lease payments	825	$125,853

Less: amount representing interest	(26)

Present value of capital lease obligations	$799

The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Of the total operating lease commitment balance of $125.9 million, $76.6 million is related to facilities space. The remaining $49.3 million commitment is related computer equipment and other leases.

Our agreements for the facilities and certain services provide us with the option to renew. Our future contractual obligations would change if we exercised these options.

Rent expense for fiscal 2006, 2005 and 2004 was $11,434,000, $6,490,000 and $4,686,000, respectively.

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

At January 31, 2004, approximately 5,000 square feet of the 19,500 square feet of office space abandoned in December 2001 remained available for sublease. The operating lease for this remaining space expires in April 2011. Due to the difficulty in securing subtenants to occupy the remaining 5,000 square feet of available office space, the Company lowered its subtenant income assumptions and recorded an additional $897,000 lease abandonment charge in its fourth quarter of fiscal 2004 operating results.

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

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

that was abandoned in December 2001 in exchange for an agreement to lease additional space elsewhere in the building at fair value. Accordingly, the Company recorded a $285,000 credit to reflect the reversal of a portion of the accrual that was directly related with this previously abandoned space.

The following table sets forth the lease abandonment activity:

Liability balance at January 31, 2003	$6,335,000
Additions	897,000
Charges utilized, net of subtenant income of $219,000	(919,000)
Reversals	(4,342,000)

Liability balance at January 31, 2004	$1,971,000
Charges utilized, net of subtenant income of $124,000	(440,000)

Liability balance at January 31, 2005	$1,531,000
Charges utilized, net of subtenant income of $96,000	(298,000)
Reversals	(285,000)

Liability balance at January 31, 2006	$948,000

Legal Proceedings

On July 26, 2004, a purported class action complaint was filed in the United States District Court for the Northern District of California, entitled Morrison v. salesforce.com, inc. et al., against the Company, its Chief Executive Officer and its Chief Financial Officer. The complaint alleged violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), purportedly on behalf of all persons who purchased salesforce.com common stock between June 21, 2004 and July 21, 2004, inclusive. The claims were based upon allegations that defendants failed to disclose an allegedly declining trend in its revenues and earnings. Subsequently, four other substantially similar class action complaints were filed in the same district based upon the same facts and allegations, asserting claims under Section 10(b) and Section 20(a) of the 1934 Act and Section 11 and Section 15 of the Securities Act of 1933, as amended. The actions were consolidated under the caption In re salesforce.com, inc. Securities Litigation, Case No. C-04-3009 JSW (N.D. Cal.). On December 22, 2004, the Court appointed Chuo Zhu as lead plaintiff. On February 22, 2005, lead plaintiff filed a Consolidated and Amended Class Action Complaint (the “CAC”). The CAC alleged violations of Section 10(b) and Section 20(a) of the 1934 Act, purportedly on behalf of all persons who purchased salesforce.com common stock between June 23, 2004 and July 21, 2004, inclusive. As in the original complaints, the claims in the CAC were based upon allegations that defendants failed to disclose an allegedly declining trend in its revenues and earnings. On April 14, 2005, defendants filed a motion to dismiss the CAC. On April 15, 2005, the Court granted lead plaintiff leave to file an amended/superseding complaint. On April 22, 2005, lead plaintiff filed a Corrected and Superceding [sic] First Amended Class Action Complaint (“FAC”). As in the CAC, the FAC alleged violations of Section 10(b) and Section 20(a) of the 1934 Act, purportedly on behalf of all persons who purchased salesforce.com common stock between June 23, 2004 and July 21, 2004, inclusive. The claims in the FAC were based upon allegations that defendants failed to disclose an internal forecast that earnings for fiscal year 2005 would decline from the prior fiscal year. On April 29, 2005, defendants filed a motion to dismiss the FAC. On December 22, 2005, the court entered an order granting defendants’ motion to dismiss, with prejudice, and directing the clerk to close the file. On January 23, 2006, lead plaintiff filed a motion for leave to file a motion for reconsideration, as well as a notice of appeal to the United States Court of Appeals for the Ninth Circuit. On January 27, 2006, defendants filed a motion to strike as untimely lead plaintiff’s motion for leave to file a motion for reconsideration. On January 26, 2006, the Ninth Circuit entered a time schedule order for the appeal, requiring, inter alia, lead plaintiff to file his opening brief on May 11, 2006, and defendants to file their responsive brief on June 12, 2006. On or about February 2, 2006, lead plaintiff filed a motion with the Ninth

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

Circuit requesting a stay of appellate proceedings pending the district court’s determination of lead plaintiff’s motion for leave and defendants’ motion to strike. Defendants opposed that motion. On February 9, 2006, the Ninth Circuit denied the lead plaintiff’s motion for a stay of appellate proceedings, without prejudice to making a motion for limited remand. On March 1, 2006, the district court denied the lead plaintiff’s motion for leave and defendants’ motion to strike on grounds of lack of jurisdiction. Also on March 1, 2006, the lead plaintiff filed a motion with the district court seeking certification to the Ninth Circuit for limited remand. The Company does not believe that the lawsuit has any merit and intends to continue to defend the action and appeal vigorously.

On August 6, 2004, a shareholder derivative action was filed in the Superior Court of the State of California, San Francisco County, entitled Borrelli v. Benioff, et al., against the Company’s Chief Executive Officer, its Chief Financial Officer and members of its Board of Directors alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment under state common law. Subsequently, a substantially similar complaint was filed in the same court based on the same facts and allegations, entitled Johnson v. Benioff, et al. The two actions were consolidated under the caption Borrelli v. Benioff, Case No. CGC-04-433615 (Cal. Super. Ct., S.F. Cty.). On October 5, 2004, plaintiffs filed a consolidated complaint, which is based upon the same facts and circumstances as alleged in the shareholder class action discussed above, and asserts that the defendants breached their fiduciary duties by making or failing to prevent salesforce.com, inc. and its management from making statements or omissions that potentially subject the Company to liability and injury to its reputation. The action seeks damages on behalf of salesforce.com in an unspecified amount, among other forms of legal and equitable relief. salesforce.com is named solely as a nominal defendant against which no recovery is sought. The plaintiff shareholders made no demand upon the Board of Directors prior to filing these actions. The deadline for defendants to respond to the consolidated complaint has been extended repeatedly by agreement of the parties, and is now set for June 15, 2006. During this time, no discovery or other proceedings have occurred in this case. The derivative action is still in the preliminary stages, and it is not possible for the Company to quantify the extent of potential liability to the individual defendants, if any. Management does not believe that the lawsuits have any merit and intends to defend the actions vigorously.

Additionally, the Company is involved in various legal proceedings arising from the normal course of its business activities. In management’s opinion, resolution of these matters is not expected to have a material adverse impact on the Company’s consolidated results of operations, cash flows or its financial position. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect the Company’s future results of operations, cash flows or financial position in a particular period.

9. Employee Benefit Plan

The Company has a 401(k) plan covering all eligible employees. Since January 1, 2006, the Company has been contributing to the plan. The total contributions during the last month of fiscal 2006 were $318,000.

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

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

In addition to the resource sharing with the Foundation, the Company issued the Foundation warrants in August 2002 to purchase 500,000 shares of common stock. Through January 31, 2006, the Foundation has exercised 250,000 of these warrants. Additionally, the Company has donated subscriptions to the Company’s service to other qualified non-profit organizations. The fair value of these donated subscriptions is currently approximately $800,000 per month. The Company plans to continue providing free subscriptions to qualified non-profit organizations.

11. Selected Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information and customer and subscriber metrics for fiscal 2006 and 2005 is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
	(in thousands, except per share data and customer and subscriber metrics)
Fiscal 2006
Revenues	$64,177	$71,943	$82,673	$91,064	$309,857
Gross profit	52,212	55,706	63,089	69,724	240,731
Lease recovery	285	—	—	—	285
Income from operations	4,270	4,193	6,387	5,252	20,102
Net income (1)	4,380	5,040	13,097	5,957	28,474
Basic net income per share (1)	0.04	0.05	0.12	0.05	0.27
Diluted net income per share (1)	0.04	0.04	0.11	0.05	0.24

As of each quarter-end date:
Approximate number of customers	15,500	16,900	18,700	20,500
Approximate number of paying subscribers (2)	267,000	308,000	351,000	399,000

Fiscal 2005
Revenues	$34,839	$40,581	$46,361	$54,594	$176,375
Gross profit	28,476	32,399	37,456	44,590	142,921
Income from operations	361	1,165	1,773	3,221	6,520
Net income	437	1,170	2,153	3,586	7,346
Basic net income per share	0.01	0.02	0.02	0.03	0.10
Diluted net income per share	—	0.01	0.02	0.03	0.07

As of each quarter-end date:
Approximate number of customers	9,800	11,100	12,500	13,900
Approximate number of paying subscribers (2)	147,000	168,000	195,000	227,000

(1)	Net income during the third quarter of fiscal 2006 includes $6,769,000 of income associated with the reversal of the Company’s deferred tax valuation allowance. This represents $0.06 of basic and diluted net income per share for the third quarter of fiscal 2006.
(2)	Paying subscriptions are defined as unique user accounts, purchased by customers for use by their employees and other customer-authorized users that have not been suspended for non-payment and for which the Company is recognizing subscription revenue.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in periodic SEC reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2006 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2006. We reviewed the results of management’s assessment with our Audit Committee.

Management’s assessment of the effectiveness of our internal control over financial reporting as of January 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

(c) Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning our directors, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and our code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer required by this Item are incorporated herein by reference to information contained in the sections of the Proxy Statement entitled “Election of Directors” and “Section 16(a)—Beneficial Ownership Reporting Compliance.”

The information concerning our executive officers required by this Item is incorporated by reference herein to the section of this Report in Part I, entitled “Executive Officers of the Registrant.”

We have adopted a Code of Conduct that applies to all employees, including our principal executive officer, Marc Benioff, principal financial and accounting officer, Steve Cakebread, and all other executive officers. The Code of Conduct is available on our Web site at http://www.salesforce.com/company/corporate-governance.jsp. A copy may also be obtained without charge by contacting Investor Relations, salesforce.com, inc., The Landmark @ One Market, Suite 300, San Francisco, California 94105 or by calling (415) 901-7000.

We plan to post on our Web site at the address described above any future amendments or waivers of our Code of Conduct.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to information contained in the sections of the Proxy Statement entitled “Election of Directors—Compensation of Directors” and “Executive Compensation and Other Matters.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to information contained in the sections of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters” and “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to information contained in the section of the Proxy Statement entitled “Employment Contracts and Certain Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to information contained in the section of the Proxy Statement entitled “Ratification of Appointment of Independent Auditors—Fee Disclosure.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Report:

1. Financial Statements: The information concerning our financial statements, and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Report in Item 8, entitled “Consolidated Financial Statements and Supplementary Data.”

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

3. Exhibits: See “Index to Exhibits.”

(b) Exhibits. The exhibits listed below in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(c) Financial Statement Schedules.

salesforce.com, inc.

Schedule II Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions	Deductions Write-offs	Balance at End of Year
Fiscal year ended January 31, 2006
Allowance for doubtful accounts	$611,000	$1,498,000	$813,000	$1,296,000
Fiscal year ended January 31, 2005
Allowance for doubtful accounts	$349,000	$1,110,000	$848,000	$611,000
Fiscal year ended January 31, 2004
Allowance for doubtful accounts	$180,000	$735,000	$566,000	$349,000

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2006

salesforce.com, inc.

/s/ MARC BENIOFF
Marc Benioff Chairman of the Board of Directors And Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Marc Benioff, Steve Cakebread and David Schellhase, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MARC BENIOFF Marc Benioff	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 15, 2006

/S/ STEVE CAKEBREAD Steve Cakebread	Chief Financial Officer (Principal Financial & Accounting Officer)	March 15, 2006

/S/ CRAIG CONWAY Craig Conway	Director	March 15, 2006

/S/ ALAN HASSENFELD Alan Hassenfeld	Director	March 15, 2006

/S/ CRAIG RAMSEY Craig Ramsey	Director	March 15, 2006

/S/ SANFORD R. ROBERTSON Sanford R. Robertson	Director	March 15, 2006

/S/ STRATTON SCLAVOS Stratton Sclavos	Director	March 15, 2006

/S/ LARRY TOMLINSON Larry Tomlinson	Director	March 15, 2006

/S/ SHIRLEY YOUNG Shirley Young	Director	March 15, 2006

Index to Exhibits

Exhibit 3.1 (1)	Restated Certificate of Incorporation of salesforce.com, inc.

Exhibit 3.2 (1)	Amended and Restated Bylaws of salesforce.com, inc.

Exhibit 4.1 (1)	Specimen Common Stock Certificate

Exhibit 10.1* (1)	Form of Indemnification Agreement between salesforce.com, inc and its officers and directors.

Exhibit 10.2*	1999 Stock Option Plan, as amended

Exhibit 10.3*	2004 Equity Incentive Plan, as amended

Exhibit 10.4* (1)	2004 Employee Stock Purchase Plan

Exhibit 10.5*	2004 Outside Directors Stock Plan, as amended

Exhibit 10.6 (3)	Office Lease dated as of June 23, 2000 between salesforce.com, inc. and TMG/One Market, L.P., and amendments thereto

Exhibit 10.7 (6)	Sublease Agreement dated as of August 5, 2003 between salesforce.com, inc. and Vignette Corporation

Exhibit 10.8**	Master Service Agreement dated May 17, 2005 between salesforce.com, inc. and Equinix, Inc.

Exhibit 10.9 (2)	Warrant to purchase shares of Series C Preferred Stock

Exhibit 10.10 (2)	Warrant to purchase shares of Series D Preferred Stock

Exhibit 10.11 (2)	Resource Sharing Agreement dated as of March 3, 2003 between salesforce.com, inc. and salesforce.com/foundation

Exhibit 10.12 (2)	Joint Venture Agreement dated as of December 7, 2000 among salesforce.com, inc., SunBridge, Inc. and Kabushiki Kaisha salesforce.com

Exhibit 10.13 (2)	License Agreement dated as of January 19, 2001 by and between salesforce.com, inc. and Kabushiki Kaisha salesforce.com

Exhibit 10.14 (2)	Consulting Services Agreement dated as of January 19, 2001 by and between salesforce.com, inc. and Kabushiki Kaisha salesforce.com

Exhibit 10.15*	Form of Offer Letter and schedule of omitted details thereto

Exhibit 10.16* (4)	Offer Letter between salesforce.com, inc. and John Freeland executed as of September 21, 2005

Exhibit 10.17 (5)	Office Lease dated as of November 9, 2004 between salesforce.com, inc. and CA-One Market Limited Partnership, and amendments thereto

Exhibit 10.18* (7)	Severance and Confidentiality Agreement and General and Special Release by and between salesforce.com and Patricia Sueltz dated May 17, 2005

Exhibit 21.1	List of Subsidiaries

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm

Exhibit 24.1	Power of Attorney. (See page 82)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested for a portion of this exhibit.
(1)	Incorporated by reference from the Company’s registration statement on Form S-1 (No. 333-111289), Amendment No. 3, as filed with the Securities and Exchange Commission on April 20, 2004.
(2)	Incorporated by reference from the Company’s initial registration statement filing on Form S-1 (No. 333-111289) as filed with the Securities and Exchange Commission on December 18, 2003.
(3)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended July 31, 2005 as filed with the Securities and Exchange Commission on August 19, 2005.
(4)	Incorporated by reference from the Company’s Form 8-K as filed with the Securities and Exchange Commission on September 27, 2005.
(5)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended October 31, 2004 as filed with the Securities and Exchange Commission on November 22, 2004.
(6)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended April 30, 2005 as filed with the Securities and Exchange Commission on May 20, 2005.
(7)	Incorporated by reference from the Company’s Form 8-K as filed with the Securities and Exchange Commission on May 19, 2005.