Form 10-Q
period 2006-04-30
SALESFORCE COM INC
filed 2006-05-19
CIK 1108524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2006, there were approximately 111.5 million shares of the Registrant’s Common Stock outstanding.

salesforce.com, inc.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

salesforce.com, inc.

Condensed Consolidated Balance Sheets

(in thousands)

	April 30, 2006	January 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$128,573	$99,842
Short-term marketable securities	104,584	107,723
Accounts receivable, net	72,337	76,128
Deferred commissions	12,731	13,186
Deferred income taxes	994	—
Prepaid expenses and other current assets	9,397	6,338

Total current assets	328,616	303,217
Marketable securities, noncurrent	65,156	89,227
Fixed assets, net	24,786	24,216
Deferred commissions, noncurrent	3,804	3,889
Deferred income taxes, noncurrent	17,464	10,416
Goodwill	7,239	—
Other assets	10,391	3,784

Total assets	$457,456	$434,749

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,720	$10,212
Accrued expenses and other current liabilities	40,424	48,782
Income taxes payable	3,120	2,650
Deferred income taxes	5,039	3,191
Deferred revenue	182,036	169,175
Current portion of capital lease obligations	620	615

Total current liabilities	238,959	234,625
Capital lease obligations, net of current portion	28	184
Long-term lease abandonment liability and other	1,181	1,155
Deferred income taxes, noncurrent	2,513	—
Minority interest	2,898	2,414

Total liabilities	245,579	238,378

Commitments and contingencies

Stockholders’ equity:
Common stock	111	111
Additional paid-in capital	250,367	237,010
Deferred stock-based compensation	—	(2,531)
Accumulated other comprehensive loss	(2,258)	(2,105)
Accumulated deficit	(36,343)	(36,114)

Total stockholders’ equity	211,877	196,371

Total liabilities and stockholders’ equity	$457,456	$434,749

See accompanying Notes to Condensed Consolidated Financial Statements.

salesforce.com, inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended April 30,
	2006	2005
Revenues:
Subscription and support	$94,493	$58,190
Professional services and other	10,193	5,987

Total revenues	104,686	64,177

Cost of revenues (1):
Subscription and support	12,775	5,336
Professional services and other	11,785	6,629

Total cost of revenues	24,560	11,965

Gross profit	80,126	52,212
Operating expenses (1):
Research and development	8,825	4,302
Marketing and sales	52,016	34,502
General and administrative	19,405	9,423
Lease recovery	—	(285)

Total operating expenses	80,246	47,942
Income (loss) from operations	(120)	4,270
Interest income	2,990	1,454
Interest expense	(11)	(13)
Other income (expense)	(599)	44

Income before provision for income taxes and minority interest	2,260	5,755
Provision for income taxes	(2,005)	(1,151)

Income before minority interest	255	4,604
Minority interest in consolidated joint venture	(484)	(224)

Net income (loss)	$(229)	$4,380

Basic net income (loss) per share	$0.00	$0.04
Diluted net income (loss) per share	0.00	0.04
Weighted-average number of shares used in per share amounts:
Basic	110,957	105,221
Diluted	110,957	116,367

(1)	Amounts include stock-based expenses as follows (see Note 1):

	Three months ended April 30,
	2006	2005
Cost of revenues	$1,154	$150
Research and development	720	88
Marketing and sales	3,482	362
General and administrative	2,250	256

	$7,606	$856

See accompanying Notes to Condensed Consolidated Financial Statements.

salesforce.com, inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended April 30,
	2006	2005
Operating activities
Net income (loss)	$(229)	$4,380
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest in consolidated joint venture	484	224
Depreciation and amortization	2,236	1,121
Amortization of deferred commissions	5,127	3,402
Amortization of purchased intangibles	89	—
Lease recovery	—	(285)
Expense related to stock-based awards	7,606	856
Changes in assets and liabilities	(2,897)	8,212

Net cash provided by operating activities	12,416	17,910

Investing activities
Business combination	(15,502)	—
Restricted cash	—	(94)
Changes in marketable securities	27,208	(6,515)
Capital expenditures	(2,595)	(9,157)

Net cash provided by (used in) investing activities	9,111	(15,766)

Financing activities
Proceeds from the exercise of stock options and warrants	5,503	2,152
Tax benefits from employee stock plans	2,600	—
Principal payments on capital lease obligations	(151)	(140)
Repurchase of unvested shares	—	(4)
Collection of notes receivable from stockholders	—	727

Net cash provided by financing activities	7,952	2,735

Effect of exchange rate changes	(748)	(6)

Net increase in cash and cash equivalents	28,731	4,873
Cash and cash equivalents at beginning of period	99,842	35,731

Cash and cash equivalents at end of period	$128,573	$40,604

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$11	$13
Income taxes, net of tax refunds	$9	$20
Noncash financing and investing activities
Net exercise of warrants	$—	$46

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

Fiscal Year

The Company’s fiscal year ends on January 31. References to fiscal 2007, for example, refer to the fiscal year ending January 31, 2007.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of April 30, 2006 and the condensed consolidated statements of operations and cash flows for the three months ended April 30, 2006 and 2005, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2006 was derived from the audited consolidated financial statements which are included in the Company’s Form 10-K for the fiscal year ended January 31, 2006, which was filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2006. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s fiscal 2006 Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of April 30, 2006, and its results of operations and cash flows for the three months ended April 30, 2006 and 2005. Other than for the lease recovery, all adjustments are of a normal recurring nature. The results for the three months ended April 30, 2006 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2007.

Accounting for Stock-Based Compensation

Effective February 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, using the modified prospective transition method and therefore has not restated results for prior periods. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expenses in the statement of operations based on their fair values and vesting periods. As a result of implementing SFAS 123R, the Company recognized pre-tax stock-based expense of $7.6 million during the three months ended April 30, 2006, or $5.2 million after tax ($0.05 per basic share or $0.04 per diluted share). These expenses reduced income from operations and the income before provision for income taxes and minority interest by the same amount.

Under the modified prospective transition method, stock-based expense for the first quarter of fiscal 2007 includes compensation expense for all options granted prior to, but not yet vested as of February 1, 2006, based

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after February 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

The Company recognizes these stock-based expenses on a straight-line basis over the requisite service period of the award, which is the option vesting term of four years. The expenses, including expenses related to unvested options awarded prior to February 1, 2006, recognized is net of a forfeiture rate of 3 percent applied to grants that are not expected to vest.

Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense of fixed stock options was based on the difference on the date of the grant between the deemed fair value of the Company’s stock and the exercise price of the option. The differences occurred prior to the Company’s initial public offering in June 2004 when there was no established public market for the Company’s common stock. Compensation expense was recognized on a single award straight-line basis over the option-vesting period of four years.

Additionally, SFAS 123R requires the tax benefits from employee stock plans to be classified as a financing activity in the consolidated statement of cash flows. The Company historically classified these tax benefits as a source of cash provided by operating activities. These benefits totaled $2.6 million during the three months ended April 30, 2006 and zero for the comparable period a year ago.

As of April 30, 2006, the aggregate stock compensation remaining to be amortized to costs and expenses was $89.5 million. The Company expects this stock compensation balance to be amortized as follows: $23.7 million during the remainder of fiscal 2007; $29.6 million during fiscal 2008; $21.1 million during fiscal 2009; $14.3 million during fiscal 2010; and $0.8 million during fiscal 2011. The expected amortization reflects only outstanding stock awards as of April 30, 2006.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three months ended April 30,
	2006	2005
Volatility	48 – 50%	75%
Weighted-average estimated life	4 years	4 years
Weighted-average risk-free interest rate	4.63 – 4.81%	3.95%
Dividend yield	—	—
Fair value per share of grants	$15.06 – $15.83	$8.37 – $9.25

The weighted-average estimated life assumption of 4 years is based on the average of the vesting term and the 5 year contractual lives of all options awarded after February 1, 2006. This is an acceptable method prescribed by the U.S. Securities and Exchange Commission. The weighted-average risk free interest rate is based on the rate for a 4 year U.S. government security at the time of the option grant.

During the three months ended July 31, 2005, the Company reevaluated the assumptions used to estimate the future volatility of its stock price. The Company estimated its future stock price volatility considering both observed option-implied volatilities and historical volatility calculations for both the Company and a group of

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

peer comparable companies. Management believes this is the best estimate of the expected volatility over the 4 year weighted-average expected life of its option grants. As a result of its reevaluation and the general market decline in share price volatilities, the Company reduced its volatility assumption from 75 percent to 50 percent. In March 2006, the Company estimated the volatility of its stock price to be 48 percent.

Had compensation cost for the Company’s stock-based compensation plans been determined using the fair-value method at the grant date for awards under those plans calculated using the Black-Scholes pricing model and recognized on a straight-line basis over the option vesting periods, the Company’s net income for the three months ended April 30, 2005 would have been decreased to the pro forma amounts indicated below (in thousands, except per share data):

Three months ended April 30, 2005
Net income, as reported	$4,380
Add: Total stock-based compensation expense included in the determination of net income	760
Deduct: Total stock-based compensation expense determined under the fair-value-based method for all awards. Such expense amounts are not net of tax benefits	(4,758)

Net income, pro forma	$382

Net income, per share:
Basic:
As reported	$0.04
Pro forma	0.00
Diluted:
As reported	$0.04
Pro forma	0.00

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

Additionally, the Company holds a majority interest in Kabushiki Kaisha salesforce.com (“Salesforce Japan”), a Japanese joint venture. As of April 30, 2006, the Company owned a 63 percent interest in the joint venture. Given the Company’s majority ownership interest in the joint venture, the accounts of the joint venture have been consolidated with the accounts of the Company, and a minority interest has been recorded for the minority investors’ interests in the net assets and operations of the joint venture to the extent of the minority investors’ individual investments. Additionally, the Company records gains and losses resulting from the change of interest in Salesforce Japan directly to stockholders’ equity as additional paid-in capital.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Segments

The Company operates in one segment.

Foreign Currency Translation

The functional currency of the Company’s major foreign subsidiaries is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as part of a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in net income for the period. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date as quoted on the Federal Reserve Bank of New York. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

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

The Company’s accounts receivable and net revenues are derived from a large number of direct customers. No customer accounted for more than 5 percent of accounts receivable at April 30, 2006 and January 31, 2006. No single customer accounted for 5 percent or more of total revenue during the three month periods ended April 30, 2006 and 2005.

As of April 30, 2006 and January 31, 2006, assets located outside the Americas were 8 percent and 6 percent of total assets, respectively. Revenues by geographical region are as follows (in thousands):

	Three months ended April 30,
	2006	2005
Revenues by geography:
Americas	$83,025	$50,912
Europe	14,950	9,383
Asia Pacific	6,711	3,882

	$104,686	$64,177

As of April 30, 2006, the Company serves all of its customers and users from a single, third-party Web hosting facility located on the west coast of the United States, operated by Equinix, Inc. As part of the Company’s current disaster recovery arrangements, the existing production environment and all of the customers’ data is currently replicated in near real-time in a separate back-up Equinix facility located on the east coast. The Company does not control the operation of any of these facilities, and they are vulnerable to damage or interruption. The Company also has an agreement with SunGard Data Systems, a provider of availability services, to provide access to a geographically remote disaster recovery facility that would provide the Company with access to hardware, software and Internet connectivity in the event the Web hosting facilities become unavailable. Even with the disaster recovery arrangements, the Company’s service could be interrupted.

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

Marketable Securities

Management determines the appropriate classification of investments in marketable securities at the time of purchase in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities and reevaluates such determination at each balance sheet date. Securities, which are classified as available for sale at April 30, 2006 and January 31, 2006, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Fair value is determined based on quoted market rates. Realized gains and losses and declines in value judged to be other-than-temporary on securities available for sale are included as a component of interest income. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of interest income.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss), which includes certain changes in equity that are excluded from net income (loss). Specifically, cumulative foreign currency translation and unrealized gains and losses on marketable securities adjustments, net of tax, are included in accumulated other comprehensive income (loss). Comprehensive income (loss) has been reflected in stockholders’ equity.

Comprehensive income (loss) consisted of the following (in thousands):

	Three months ended April 30,
	2006	2005
	(unaudited)
Net income (loss)	$(229)	$4,380
Translation adjustment	(151)	(6)
Unrealized loss on marketable securities	(2)	(322)

Total comprehensive income (loss)	$(382)	$4,052

The components of accumulated other comprehensive loss were as follows (in thousands):

	April 30, 2006	January 31, 2006
	(unaudited)
Foreign currency translation adjustments	$(688)	$(537)
Net unrealized losses on marketable securities	(1,570)	(1,568)

	$(2,258)	$(2,105)

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income by the weighted-average number of common shares outstanding for the fiscal period. Diluted net income (loss) per share is computed giving effect to all potential dilutive common stock, including options and warrants.

A reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Three months ended April 30,
	2006	2005
Numerator:
Net income (loss)	$(229)	$4,380
Denominator:
Weighted-average shares outstanding for basic earnings (loss) per share, net of weighted-average shares of common stock subject to repurchase	110,957	105,221
Effect of dilutive securities:
Employee stock options and warrants	—	11,146

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings (loss) per share	110,957	116,367

Outstanding unvested common stock purchased by employees is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding for basic earnings (loss) per share.

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact. In periods where the Company has a net loss, all dilutive securities are excluded. In periods where the Company has net income, the dilutive securities are excluded when their exercise prices are greater than the average fair values of the Company’s common stock (in thousands):

	Three months ended April 30,
	2006	2005
Options	10,822	1,412

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

The Company recorded a provision for income taxes of $2.0 million during the three months ended April 30, 2006, compared to a provision for income taxes of $1.2 million during the same period a year ago. The

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

fiscal 2007 provision as a percentage of income before provision for income taxes was significantly higher than the previous year primarily due to foreign losses for which no tax benefit can be realized, certain nondeductible stock-based expenses resulting from the adoption of SFAS 123R and the expiration of U.S. federal research and development tax credit on December 31, 2005.

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

Professional services and other revenues, when sold with subscription and support offerings, are accounted for separately when these services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value of each deliverable. When accounted for separately, revenues are recognized as the services are rendered for time and material contracts, and when the milestones are achieved and accepted by the customer for fixed price contracts. The majority of the Company’s consulting contracts are on a time and material basis. Training revenues are recognized after the services are performed. For revenue arrangements with multiple deliverables, the Company allocates the total customer arrangement to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately. For revenue arrangements with multiple deliverables, such as an arrangement that includes subscription, premium support, consulting or training services, the Company allocates the total amount the customer will pay to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately.

In determining whether the consulting services can be accounted for separately from subscription and support revenues, the Company considers the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, the Company recognizes the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations, the Company defers only the direct costs of the consulting

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

arrangement and amortizes those costs over the same time period as the consulting revenue is recognized. As of April 30, 2006 and January 31, 2006, the deferred cost on the accompanying consolidated balance sheet totaled $1,923,000 and $1,686,000, respectively. These deferred costs are included in prepaid and other current assets and other assets.

On occasion, the Company has purchased from its suppliers goods or services for the Company’s use in its operations at or around the same time these same businesses entered into subscription and/or consulting agreements. The Company generally defines “at or around the same time” as within six months. Revenues recognized from customers who were also suppliers were not significant during the three months ended April 30, 2006 and 2005. Both the procurement and revenue agreements are separately negotiated, settled ultimately in cash, and recorded at what the Company considers to be fair value. When any of these factors is not present, the Company does not recognize the revenue from the underlying sale agreements; rather, the revenue is netted with expenses.

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

The Company has entered into service level agreements with a small number of its customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits or

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

terminate their agreements in the event that the Company fails to meet those levels. During the three months ended April 30, 2006, the Company recorded a provision of approximately $0.7 million for potential credits and paid out approximately $0.8 million. As of April 30, 2006 and January 31, 2006, the reserve balance was approximately $1.3 million and $1.4 million, respectively.

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

2. Acquisition

On April 10, 2006, the Company acquired 100 percent of the outstanding stock of Sendia Corporation, a privately-held company based in Santa Monica, California, for $15.2 million in cash and $304,000 in acquisition costs. Approximately $1.8 million of the purchase price is attributed to assumed debt that was repaid immediately following the close of the transaction. The Company acquired Sendia because it had an established on-demand wireless application.

The Company accounted for this acquisition using Statement of Financial Accounting Standards No. 141, “Business Combinations.” Accordingly, the results of operations for the acquired business are included in the accompanying condensed consolidated statements of operations since the acquisition date, and the related assets and liabilities were recorded based upon their relative fair values as of the acquisition date. Pro forma results of operations have not been presented because the effects of the acquisition were not significant.

Management’s preliminary allocation of the purchase price consideration, based on a valuation of the acquired assets and liabilities performed in part by an unrelated third-party appraiser, is as follows (in thousands):

Net tangible liabilities	$(49)
Developed technology	5,710
Customer relationships	690
Goodwill	7,239
Deferred taxes	2,612
Deferred revenue	(700)

Total purchase price consideration	$15,502

The above purchase price allocation is preliminary. The portion of the purchase price allocation that is not yet finalized is the valuation of acquired net operating losses. As this valuation is completed, adjustments to deferred taxes may be required.

The goodwill balance of $7.2 million is not deductible for tax purposes. This asset is attributed to the premium paid for an established wireless solution.

The deferred revenue balance of $0.7 million reflects the estimated fair value of the fulfillment of the existing service arrangements assumed from Sendia in connection with the acquisition plus a reasonable profit

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

margin. The Company estimates that the arrangements assumed from Sendia will be substantially fulfilled by the end of fiscal 2007.

In performing the preliminary purchase price allocation, the Company considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of Sendia’s products. The fair value of intangible assets was primarily based on the income approach. The cost approach was also utilized when appropriate. The rate of return utilized to discount the net cash flows to their present values was 25 percent. At April 30, 2006, identifiable intangible assets purchased in the Sendia acquisition consisted of the following (in thousands, except for useful life):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Useful Life
Developed technology	$5,710	$79	$5,631	3 years
Customer relationships	690	10	680	3 years

	$6,400	$89	$6,311

3. Balance Sheet Accounts

Marketable Securities

At April 30, 2006, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$87,236	$—	$(733)	$86,503
Municipal bonds	1,929	—	(50)	1,879
US government and agency obligations	82,145	6	(793)	81,358

	$171,310	$6	$(1,576)	$169,740

At January 31, 2006, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$98,686	$—	$(749)	$97,937
Municipal bonds	1,915	—	(52)	1,863
US government and agency obligations	97,917	4	(771)	97,150

	$198,518	$4	$(1,572)	$196,950

	April 30, 2006	January 31, 2006
	(unaudited)
Recorded as follows (in thousands):
Short-term (due in one year or less)	$104,584	$107,723
Long-term (due between one and three years)	65,156	89,227

	$169,740	$196,950

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The unrealized losses are attributable to changes in interest rates. As of April 30, 2006, the following investments were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$40,995	$(386)	$35,092	$(347)	$76,087	$(733)
Municipal bonds	—	—	1,879	(50)	1,879	(50)
US government and agency obligations	37,478	(320)	30,650	(473)	68,128	(793)

	$78,473	$(706)	$67,621	$(870)	$146,094	$(1,576)

The unrealized loss for each of these fixed rate investments ranged from less than $1,000 to $83,000. Of the $67.6 million in investments that were in an unrealized loss position 12 months or greater, $48.8 million will reach maturity within the next 12 months. The Company has the ability and intent to hold these investments to maturity and does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of April 30, 2006. The Company expects to receive the full principal and interest on all of these investment securities.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	April 30, 2006	January 31, 2006
	(unaudited)
Deferred professional services costs	$1,525	$1,200
Prepaid expenses and other current assets	7,872	5,138

	$9,397	$6,338

Fixed Assets

Fixed assets consisted of the following (in thousands):

	April 30, 2006	January 31, 2006
	(unaudited)
Computers, equipment and software	$24,519	$24,029
Furniture and fixtures	2,857	2,831
Leasehold improvements	14,522	12,355

	41,898	39,215
Less accumulated depreciation and amortization	(17,112)	(14,999)

	$24,786	$24,216

Depreciation and amortization expense totaled $2,070,000 and $1,023,000 for the three months ended April 30, 2006 and 2005, respectively.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Fixed assets at April 30, 2006 and January 31, 2006 included a total of $3,616,000 acquired under capital lease agreements. Accumulated amortization relating to equipment and software under capital leases totaled $2,918,000 and $2,765,000, respectively, at April 30, 2006 and January 31, 2006. Amortization of assets under capital leases is included in depreciation and amortization expense.

Other Assets

Other assets consisted of the following (in thousands):

	April 30, 2006	January 31, 2006
	(unaudited)
Capitalized internal-use software development costs, net of accumulated amortization of $1,566 and $1,400, respectively	$1,638	$1,550
Acquired developed technology, net of accumulated amortization of $79 and zero, respectively	5,631	—
Acquired other intangible assets, net of accumulated amortization of $10 and zero, respectively	680	—
Deferred professional services costs, noncurrent portion	398	486
Long-term deposits	1,792	1,542
Other	252	206

	$10,391	$3,784

During the three months ended April 30, 2006, the Company capitalized $67,000 of stock-based expenses related to internal-use software development.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	April 30, 2006	January 31, 2006
	(unaudited)
Accrued compensation	$16,842	$24,465
Accrued other liabilities	11,356	10,844
Current portion of lease abandonment liability	186	186
Liability for early exercise of unvested employee stock options	160	229
Accrued non-income taxes payable	5,665	7,463
Accrued professional costs	1,955	1,911
Accrued rent	4,260	3,684

	$40,424	$48,782

4. Stockholders’ Equity

Stock Options Issued to Employees

The Company has in place the 1999 Stock Option Plan (the “1999 Plan”) which provides for the issuance of incentive and nonstatutory options to employees and nonemployees of the Company. As of April 30, 2006, there were 1,065,135 shares of common stock available for grant under the 1999 Plan. The 1999 Plan provides for

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

grants of immediately exercisable options; however, the Company has the right to repurchase any unvested common stock upon the termination of employment at the original exercise price.

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

In addition, in April 2006, the Company’s Board of Directors approved the 2006 Inducement Equity Incentive Plan (the “Inducement Plan”) that allows for stock option and other equity incentive grants to employees in connection with merger or acquisition activity. The total number of shares reserved for issuance under the Inducement Plan is 400,000 shares. In April 2006, the Company granted 268,150 options to Sendia employees who joined the Company.

Prior to February 1, 2006, options issued under the Company’s stock option plans were generally for periods not to exceed 10 years and were issued at fair value of the shares of common stock on the date of grant as determined by the trading price of such stock on the New York Stock Exchange. Grants made pursuant to the 2004 Equity Incentive Plan and the Inducement Plan do not provide for the immediate exercise of options. After February 1, 2006, options issued to employees are for periods not to exceed 5 years.

Stock option activity for the three months ended April 30, 2006 is as follows:

		Options Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2006	4,292,015	16,005,907	$12.24
Increase in options authorized:
2004 Equity Incentive Plan	5,000,000	—	—
2006 Inducement Equity Incentive Plan	400,000	—	—
Options granted under all plans	(1,262,405)	1,262,405	35.36
Stock grants to a board member for board services	(2,500)	—	—
Exercised	—	(979,942)	5.62
Cancelled	153,511	(153,511)	18.82

Balance as of April 30, 2006	8,580,621	16,134,859	$14.39	$356,611,000

Ending vested and expected to vest				$350,648,000

The total intrinsic value of the options exercised during the three months ended April 30, 2006 was $30.8 million.

As of April 30, 2006, options to purchase 5,194,428 shares were vested at a weighted average exercise price of $5.12 per share and a remaining weighted-average remaining contractual life of 7.14 years. The total intrinsic value of these vested options as of April 30, 2006 was $162.1 million.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

As of April 30, 2006, 111,854 shares issued pursuant to exercises of options issued under the 1999 Plan remained subject to repurchase.

The following table summarizes information about stock options outstanding as of April 30, 2006:

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$0.06 to $2.00	1,917,679	5.97	$1.02	1,573,157	$1.01
$2.50	2,736,954	7.14	2.50	1,540,621	2.50
$4.00 to $8.00	2,830,607	7.79	7.08	1,202,425	6.93
$12.77 to $14.39	2,414,536	8.67	13.86	653,876	13.84
$15.00 to $22.64	2,588,502	8.97	19.36	224,349	16.86
$23.05 to $35.15	2,701,255	7.81	30.65	—	—
$36.90 to $39.97	945,326	8.43	39.14	—	—

	16,134,859	7.82	$14.39	5,194,428	$5.12

Common Stock

The following shares of common stock are available for future issuance at April 30, 2006:

Options outstanding	16,134,859
Warrants outstanding	268,000
Stock available for future grant:
1999 Stock Option Plan	1,065,135
2004 Equity Incentive Plan	6,518,636
2006 Inducement Equity Incentive Plan	131,850
2004 Employee Stock Purchase Plan	1,000,000
2004 Outside Directors Stock Plan	865,000

25,983,480

During the three months ended April 30, 2006, a board member received a stock grant for 2,500 shares of common stock for board services pursuant to the terms described in the 2004 Outside Directors Stock Plan.

5. Commitments and Contingencies

Letters of Credit

As of April 30, 2006, the Company had a total of $4.5 million in letters of credit outstanding in favor of its landlords for office space in San Francisco, California, New York, Singapore and Switzerland. None of these letters of credit are collateralized by certificates of deposit maintained at a granting financial institution.

These letters of credit renew annually and mature at various dates through December 2015.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Leases

The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates.

As of April 30, 2006, the future minimum lease payments under noncancelable operating and capital leases areas are as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Period:
Remaining nine months in fiscal 2007	$479	$37,797
Fiscal 2008	181	40,970
Fiscal 2009	7	29,388
Fiscal 2010	—	13,275
Fiscal 2011	—	11,569
Thereafter	—	30,876

Total minimum lease payments	667	$163,875

Less: amount representing interest	(19)

Present value of capital lease obligations	$648

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

The following table sets forth the lease abandonment activity since January 31, 2006:

Liability balance at January 31, 2006	$948,000
Charges utilized	(46,000)

Liability balance at April 30, 2006	$902,000

6. Legal Proceedings

On July 26, 2004, a purported class action complaint was filed in the United States District Court for the Northern District of California, entitled Morrison v. salesforce.com, inc. et al., against the Company, its Chief Executive Officer and its Chief Financial Officer. The complaint alleged violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), purportedly on behalf of all persons who purchased salesforce.com common stock between June 21, 2004 and July 21, 2004, inclusive. The claims were based upon allegations that defendants failed to disclose an allegedly declining trend in its revenues and earnings. Subsequently, four other substantially similar class action complaints were filed in the same district based upon the same facts and allegations, asserting claims under Section 10(b) and Section 20(a) of the 1934

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Act and Section 11 and Section 15 of the Securities Act of 1933, as amended. The actions were consolidated under the caption In re salesforce.com, inc. Securities Litigation, Case No. C-04-3009 JSW (N.D. Cal.). On December 22, 2004, the Court appointed Chuo Zhu as lead plaintiff. On February 22, 2005, lead plaintiff filed a Consolidated and Amended Class Action Complaint (the “CAC”). The CAC alleged violations of Section 10(b) and Section 20(a) of the 1934 Act, purportedly on behalf of all persons who purchased salesforce.com common stock between June 23, 2004 and July 21, 2004, inclusive. As in the original complaints, the claims in the CAC were based upon allegations that defendants failed to disclose an allegedly declining trend in its revenues and earnings. On April 14, 2005, defendants filed a motion to dismiss the CAC. On April 15, 2005, the Court granted lead plaintiff leave to file an amended/superseding complaint. On April 22, 2005, lead plaintiff filed a Corrected and Superceding [sic] First Amended Class Action Complaint (“FAC”). As in the CAC, the FAC alleged violations of Section 10(b) and Section 20(a) of the 1934 Act, purportedly on behalf of all persons who purchased salesforce.com common stock between June 23, 2004 and July 21, 2004, inclusive. The claims in the FAC were based upon allegations that defendants failed to disclose an internal forecast that earnings for fiscal year 2005 would decline from the prior fiscal year. On April 29, 2005, defendants filed a motion to dismiss the FAC. On December 22, 2005, the court entered an order granting defendants’ motion to dismiss, with prejudice, and directing the clerk to close the file. On January 23, 2006, lead plaintiff filed a motion for leave to file a motion for reconsideration, as well as a notice of appeal to the United States Court of Appeals for the Ninth Circuit. On January 26, 2006, the Ninth Circuit entered a time schedule order for the appeal, requiring, inter alia, lead plaintiff to file his opening brief on May 11, 2006, and defendants to file their responsive brief on June 12, 2006. On January 27, 2006, defendants filed a motion to strike as untimely lead plaintiff’s motion for leave to file a motion for reconsideration. On February 2, 2006, lead plaintiff filed a motion with the Ninth Circuit requesting a stay of the appellate proceedings pending the district court’s determination of lead plaintiff’s motion for leave and defendants’ motion to strike. Defendants opposed that motion. On February 9, 2006, the Ninth Circuit denied the lead plaintiff’s motion for a stay of the appellate proceedings, without prejudice to making a motion for limited remand. On March 1, 2006, the district court denied the lead plaintiff’s motion for leave to file a motion for reconsideration and defendants’ motion to strike on grounds of lack of jurisdiction. Also on March 1, 2006, the lead plaintiff filed a motion with the district court seeking certification for limited remand from the Ninth Circuit. Defendants opposed this motion, which was denied by the district court on April 3, 2006. On May 2, 2006, the Ninth Circuit granted lead plaintiff’s request for an extension of time to file his opening brief. Lead plaintiff’s opening brief is now due on May 25, 2006 and defendants’ response is due June 26, 2006. The Company does not believe that the lawsuit has any merit and intends to continue to defend the action and appeal vigorously.

On August 6, 2004, a shareholder derivative action was filed in the Superior Court of the State of California, San Francisco County, entitled Borrelli v. Benioff, et al., against the Company’s Chief Executive Officer, its Chief Financial Officer and members of its Board of Directors alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment under state common law. Subsequently, a substantially similar complaint was filed in the same court based on the same facts and allegations, entitled Johnson v. Benioff, et al. The two actions were consolidated under the caption Borrelli v. Benioff, Case No. CGC-04-433615 (Cal. Super. Ct., S.F. Cty.). On October 5, 2004, plaintiffs filed a consolidated complaint, which is based upon the same facts and circumstances as alleged in the shareholder class action discussed above, and asserts that the defendants breached their fiduciary duties by making, or failing to prevent salesforce.com, inc. and its management from making, statements or omissions that potentially subject the Company to liability and injury to its reputation. The action seeks damages on behalf of salesforce.com in an unspecified amount, among other forms of legal and equitable relief. Salesforce.com is named solely as a nominal defendant against which no recovery is sought. The plaintiff shareholders made no demand upon the Board of Directors prior to filing these actions. The deadline for defendants to respond to the consolidated complaint has been extended a number of times by agreement of the parties, and is now set for June 15, 2006. During this time, no discovery or other proceedings have occurred in this case. The derivative action is still in the preliminary stages, and it is not possible for the Company to quantify the

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

extent of potential liability to the individual defendants, if any. Management does not believe that the lawsuits have any merit and intends to defend the actions vigorously.

Additionally, the Company is involved in various legal proceedings arising from the normal course of business activities. In management’s opinion, resolution of these matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or our financial position. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect our future results of operations, cash flows or financial position in a particular period.

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

In addition to the resource sharing with the Foundation, the Company issued the Foundation warrants in August 2002 to purchase 500,000 shares of common stock. Through April 30, 2006, the Foundation has exercised 250,000 of these warrants. Additionally, the Company has donated subscriptions to the Company’s service to other qualified non-profit organizations. The fair value of these donated subscriptions is currently approximately $1.0 million per month. The Company plans to continue providing free subscriptions to qualified non-profit organizations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our business strategy and our plan to build our business, the expenses associated with our data center capacity and upgrading our new development and test data center, our anticipated growth, trends in our business, our future strategy of acquiring or making investments in complementary companies, services and technologies, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the potential impact of current or any future litigation, the potential availability of additional tax assets in the future and related matters, the impact of the new accounting pronouncement to expense stock options, the sufficiency of our capital resources, and our belief that Sendia Corporation’s wireless solution will provide value to our customers, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors Which May Impact Future Operating Results” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

In order to increase our revenues and take advantage of our market opportunity, we will need to continue to add substantial numbers of paying subscriptions. We plan to re-invest our revenues for the foreseeable future by expanding our data center capacity; upgrading our new development and test data center; hiring additional personnel, particularly in customer-related areas; expanding our domestic and international selling and marketing activities; increasing our research and development activities to upgrade and extend our service offerings and to develop new services and technologies; expanding the number of locations around the world where we conduct business; adding to our infrastructure to support our growth; and expanding our operational systems to manage a growing business. Additionally, in our effort to further strengthen and extend our service offering, we may in the future acquire or make investments in complementary companies, services and technologies.

As our revenues increase, we expect marketing and sales costs, which were 50 percent of our total revenues for the three months ended April 30, 2006 and 54 percent of our total revenues for the same period a year ago, to continue to represent a substantial portion of total revenues in the future as we seek to add and manage more paying subscribers, build brand awareness and increase the number of marketing events that we sponsor.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2007, for example, refer to the fiscal year ended January 31, 2007.

Sources of Revenues

We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our on-demand application service, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) related professional services and other revenues. Other revenues consist primarily of training fees. Subscription and support revenues accounted for 90 percent of our total revenues during the three months ended April 30, 2006 and 91 percent during the same period a year ago. Subscription revenues are driven primarily by the number of paying subscribers of our service and the subscription price of our service. None of our customers accounted for more than 5 percent of our revenues during the three months ended April 30, 2006 and 2005.

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

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of subscription and support revenues primarily consists of expenses related to hosting our service and providing support, the costs of additional data center capacity, depreciation or operating lease expense associated with computer equipment, costs associated with website development activities, allocated overhead and amortization expense associated with capitalized software. To date, the amortization expense associated with capitalized software has not been material to our cost of revenues. We allocate overhead such as rent and occupancy charges based on headcount. Employee benefit costs and taxes are allocated based upon a percentage of total compensation expense. As such, general overhead expenses are reflected in each cost of revenue and operating expense category. Cost of professional services and other revenues consists primarily of employee-related costs associated with these services, including stock-based expenses, the cost of subcontractors and allocated overhead. The cost associated with providing professional services is significantly higher as a percentage of revenue than for our on-demand subscription service due to the labor costs associated with providing professional services.

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

Research and Development. Research and development expenses consist primarily of salaries and related expenses, including stock-based expenses, the costs of upgrading our new development and test data center and allocated overhead. We have historically focused our research and development efforts on increasing the functionality and enhancing the ease of use of our on-demand application service. Our proprietary, scalable and secure multi-tenant architecture enables us to provide all of our customers with a service based on a single version of our application. As a result, we do not have to maintain multiple versions, which enables us to have relatively low research and development expenses as compared to traditional enterprise software companies. We expect that in the future, research and development expenses will increase in absolute dollars as we upgrade and extend our service offerings and develop new technologies.

We recently upgraded our new development and test data center. We expect the annual cost of this data center to be significant.

Marketing and Sales. Marketing and sales expenses are our largest cost and consist primarily of salaries and related expenses, including stock-based expenses, for our sales and marketing staff, including commissions, payments to partners, marketing programs and allocated overhead. Marketing programs consist of advertising, events, corporate communications and brand building and product marketing activities.

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

General and Administrative. General and administrative expenses consist of salaries and related expenses, including stock-based expenses, for finance and accounting, human resources and management information systems personnel, legal costs, professional fees, other corporate expenses and allocated overhead. We expect that in the future, general and administrative expenses will increase in absolute dollars as we add personnel and incur additional professional fees and insurance costs related to the growth of our business, international expansion and operations as a public company, including the continuing cost of our compliance with Section 404 of the Sarbanes-Oxley Act.

Stock-Based Expenses. Our cost of revenues and operating expenses include stock-based expenses related to option and stock awards to employees and non-employee directors. As described below, on February 1, 2006 we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, which requires companies to expense their stock option awards. We adopted SFAS 123R using the modified prospective transition method and therefore we have not restated results for prior periods. These charges are significant and are reflected in our financial results.

Prior to February 1, 2006, we recognized stock-based expenses related to options and warrants issued to non-employees and option grants to employees in situations prior to our June 2004 initial public offering where the exercise price was less than the deemed fair value of our common stock at the date of grant and stock awards to board members for board services.

Joint Venture

In December 2000, we established a Japanese joint venture, Kabushiki Kaisha salesforce.com, with SunBridge, Inc., a Japanese corporation, to assist us with our sales efforts in Japan. As of April 30, 2006, we owned a 63 percent interest in the joint venture. Because of this majority interest, we consolidate the venture’s financial results, which are reflected in each revenue, cost of revenues and expense category in our consolidated statement of operations. We then record minority interest, which reflects the minority investors’ interest in the venture’s results, exclusive of intercompany charges. Through April 30, 2006, the operating performance and liquidity requirements of the Japanese joint venture had not been significant. While we plan to expand our selling and marketing activities in Japan in order to add new customers, we believe the future operating performance and liquidity requirements of the Japanese joint venture will not be significant.

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

We recognize subscription revenues ratably over the contract terms beginning on the commencement dates of each contract. Support revenues from customers who purchase our premium support offerings are recognized similarly over the term of the support contract. As part of their subscription agreements, customers generally benefit from new features and functionality with each release at no additional cost. In situations where we have contractually committed to an individual customer specific technology, we defer all of the revenue for that customer until the technology is delivered and accepted. Once delivery occurs, we then recognize the revenue over the remaining contract term.

Consulting services and training revenues are accounted for separately from subscription and support revenues when these services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value of each deliverable. When accounted for separately, revenues are recognized as the services are rendered for time and material contracts, and when the milestones are achieved and accepted by the customer for fixed price contracts. The majority of our consulting service contracts are on a time and material basis. Training revenues are recognized after the services are performed. For revenue arrangements with multiple deliverables, such as an arrangement that includes subscription, premium support, consulting or training services, we allocate the total amount the customer will pay to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately.

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations we defer the direct costs of the consulting arrangement and amortize those costs over the same time period as the consulting revenue is recognized. The deferred cost on our consolidated balance sheet totaled $1,923,000 at April 30, 2006 and $1,686,000 at January 31, 2006.

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

During the three months ended April 30, 2006, we deferred $4.5 million of commission expenditures and we amortized $5.1 million to sales expense. During the same period a year ago, we deferred $3.4 million of commission expenditures and we amortized $3.4 million to sales expense. Deferred commissions on our consolidated balance sheet totaled $16.5 million at April 30, 2006 and $17.1 million at January 31, 2006.

Accounting for Stock-Based Awards. Effective February 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore we have not restated results for prior periods. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the statement of operations based on their fair values and vesting periods. We recognize the fair value of our stock awards on a straight-line basis over the requisite service period of the award, which is the vesting term of four years.

As a result of implementing SFAS 123R, we recognized pre-tax stock-based expense of $7.6 million during the three months ended April 30, 2006, or $5.2 million after tax ($0.05 per basic share or $0.04 per diluted share). We believe that the adoption of SFAS 123R will continue to materially reduce our reported results of operations. As of April 30, 2006, we had an aggregate of $89.5 million of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. We currently expect this stock compensation balance to be amortized as follows: $23.7 million during the remainder of fiscal 2007; $29.6 million during fiscal 2008; $21.1 million during fiscal 2009; $14.3 million during fiscal 2010; and $0.8 million during fiscal 2011. The expected amortization reflects only outstanding stock awards as of April 30, 2006. We expect to continue to issue share-based awards to our employees in future periods.

The full impact of SFAS 123R in the future is dependent upon, among other things, the timing of when we hire additional employees, the effect of new long-term incentive strategies involving stock awards in order to continue to attract and retain employees, the total number of stock awards granted, the fair value of the stock awards at the time of grant and the tax benefit that we may or may not receive from stock-based expenses. Additionally, the application of SFAS 123R requires the use of an option-pricing model to determine the fair value of stock option awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards.

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

	Three months ended April 30,
	2006	2005
	(unaudited)
Revenues:
Subscription and support	$94,493	$58,190
Professional services and other	10,193	5,987

Total revenues	104,686	64,177

Cost of revenues:
Subscription and support	12,775	5,336
Professional services and other	11,785	6,629

Total cost of revenues	24,560	11,965

Gross profit	80,126	52,212
Operating expenses:
Research and development	8,825	4,302
Marketing and sales	52,016	34,502
General and administrative	19,405	9,423
Lease recovery	—	(285)

Total operating expenses	80,246	47,942
Income (loss) from operations	(120)	4,270
Interest income	2,990	1,454
Interest expense	(11)	(13)
Other income (expense)	(599)	44

Income before provision for income taxes and minority interest	2,260	5,755
Provision for income taxes	(2,005)	(1,151)

Income before minority interest	255	4,604
Minority interest in consolidated joint venture	(484)	(224)

Net income (loss)	$(229)	$4,380

In addition to the statement of operations data above:
Cash flow provided by operating activities	$12,416	$17,910

	As of
	April 30, 2006	January 31, 2006	April 30, 2005
Balance sheet data:
Cash, cash equivalents and marketable securities	$298,313	$296,792	$217,004
Deferred revenue	182,036	169,175	104,645
Customer and subscriber data:
Approximate number of customers	22,700	20,500	15,500
Approximate number of paying subscriptions (1)	444,000	399,000	267,000

(1)	Paying subscriptions are defined as unique user accounts, purchased by customers for use by their employees and other customer-authorized users that have not been suspended for non-payment and for which we are recognizing subscription revenue.

	Three months ended April 30,
	2006	2005
Revenues by geography:
Americas	$83,025	$50,912
Europe	14,950	9,383
Asia Pacific	6,711	3,882

	$104,686	$64,177

Cost of revenues and operating expenses include the following amounts related to stock-based awards (see Note 1 in the Notes to Condensed Consolidated Financial Statements).

	Three months ended April 30,
	2006	2005
Stock-based expenses:
Cost of revenues	$1,154	$150
Research and development	720	88
Marketing and sales	3,482	362
General and administrative	2,250	256

	$7,606	$856

The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Three months ended April 30,
	2006	2005
Revenues:
Subscription and support	90%	91%
Professional services and other	10	9

Total revenues	100	100

Cost of revenues:
Subscription and support	12	9
Professional services and other	11	10

Total cost of revenues	23	19

Gross profit	77	81
Operating expenses:
Research and development	8	6
Marketing and sales	50	54
General and administrative	19	14
Lease recovery	—	—

Total operating expenses	77	74
Income (loss) from operations	—	7
Interest income	3	2
Interest expense	—	—
Other income (expense)	(1)	—

Income before provision for income taxes and minority interest	2	9
Provision for income taxes	(2)	(2)

Income before minority interest	—	7
Minority interest in consolidated joint venture	—	—

Net income (loss)	—%	7%

	Three months ended April 30,
	2006	2005
Revenues by geography:
Americas	79%	79%
Europe	14	15
Asia Pacific	7	6

	100%	100%

	Three months ended April 30,
	2006	2005
Stock-based expenses:
Cost of revenues	1%	—%
Research and development	1	—
Marketing and sales	3	1
General and administrative	2	—

	7%	1%

Overview of the Three Months Ended April 30, 2006

During the three months ended April 30, 2006, the net loss was $229,000 or nil per diluted share. Included in net loss was $7.6 million of pre-tax stock-based expenses, or $0.04 per diluted share after tax, resulting from the adoption on February 1, 2006 of SFAS 123R, using the modified prospective method. Net income during the same period a year ago was $4.4 million, or $0.04 per diluted share. Net income during the three months ended April 30, 2005 included $0.9 million of stock-based expenses.

Revenues during the three months ended April 30, 2006 were $104.7 million, an increase of 63 percent over the same period a year ago. The total number of paying subscribers increased to approximately 444,000 as of April 30, 2006 from approximately 399,000 as of January 31, 2006.

Our gross profit during the three months ended April 30, 2006 was $80.1 million, or 77 percent of revenues, and included stock-based expenses of $1.2 million. Our operating loss was $120,000 and included stock-based expenses of $7.6 million. During the same period a year ago, we generated a gross profit of $52.2 million, or 81 percent of revenues, and had operating income of $4.3 million. Operating income during the three months ended April 30, 2005 also included $0.9 million of stock-based expense.

Additionally, during the three months ended April 30, 2006, we incurred substantial costs and operating expenses related to the expansion of our business. We incurred costs related to our data center capacity and upgrading our new development and test data center. Additionally, we added sales personnel to focus on adding new customers and increasing the penetration within our existing customer base, professional services personnel to support our consulting services, and developers to broaden and enhance our on-demand service.

During the three months ended April 30, 2006, we generated $12.4 million of cash from operating activities, as compared to $17.9 million during the same period a year ago. At April 30, 2006, we had cash, cash equivalents and marketable securities of $298.3 million, as compared to $217.0 million at April 30, 2005, accounts receivable of $72.3 million at April 30, 2006, as compared to $42.4 million at April 30, 2005, and deferred revenue of $182.0 million at April 30, 2006, as compared to $104.6 million at April 30, 2005.

On April 10, 2006, we acquired for cash 100 percent of the outstanding stock of Sendia Corporation, a privately-held on-demand wireless application company based in Santa Monica, California, for $15.5 million including acquisition costs. We believe Sendia’s solution will provide our customers with the increased ability to access on-demand applications via mobile handheld devices.

Three Months Ended April 30, 2006 and 2005

Revenues. Total revenues were $104.7 million for the three months ended April 30, 2006, compared to $64.2 million during the same period a year ago, an increase of $40.5 million, or 63 percent. Subscription and support revenues were $94.5 million, or 90 percent of total revenues, for the three months ended April 30, 2006, compared to $58.2 million, or 91 percent of total revenues, during the same period a year ago. The increase in subscription and support revenues was due primarily to the increase in the number of paying subscriptions to approximately 444,000 as of April 30, 2006 from approximately 267,000 as of April 30, 2005. Professional services and other revenues were $10.2 million, or 10 percent of total revenues, for the three months ended April 30, 2006, compared to $6.0 million, or 9 percent of total revenues, for the same period a year ago. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of paying subscriptions and customers.

Revenues in Europe and Asia Pacific accounted for $21.7 million, or 21 percent of total revenues, during the three months ended April 30, 2006, compared to $13.3 million, or 21 percent of total revenues, during the same period a year ago, an increase of $8.4 million, or 63 percent. The increase in revenues outside of the Americas was the result of our efforts to expand the number of locations around the world where we conduct business and our international selling and marketing activities.

Cost of Revenues. Cost of revenues was $24.6 million, or 23 percent of total revenues, during the three months ended April 30, 2006, compared to $12.0 million, or 19 percent of total revenues, during the same period a year ago, an increase of $12.6 million. The increase in absolute dollars was primarily due to an increase of $4.9 million in employee-related costs, primarily all of which was due to the 58 percent increase in the headcount of our professional services organization since April 30, 2005, an increase $1.0 million in stock-based expenses, an increase of $4.3 million in service delivery costs, primarily due to our efforts in adding data center capacity, an increase of $0.6 million in depreciation and amortization expenses, an increase of $1.0 million in outside subcontractor and other service costs and an increase of $0.4 million in allocated overhead charges. The cost of the additional professional services headcount resulted in the cost of professional services and other revenues to be in excess of the related revenue during the three months ended April 30, 2006 by $1.6 million. We increased the professional services headcount in order to meet the anticipated demand for our consulting and training services as our subscriber base has expanded.

As described above, we intend to continue to invest additional resources in our on-demand application service and in our capacity to deliver professional services. The timing of these additional expenses, together with the new requirement to expense stock options, will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues. We believe that our cost of revenues as a percentage of revenues will approximate recent percentages, exclusive of the new requirement to expense stock options.

Research and Development. Research and development expenses were $8.8 million, or 8 percent of total revenues, during the three months ended April 30, 2006, compared to $4.3 million, or 6 percent of total revenues, during the same period a year ago, an increase of $4.5 million. The increase in absolute dollars was due to an increase of $2.4 million in employee-related costs, $0.6 million in stock-based expenses, $0.8 million in equipment and service costs, $0.2 million in depreciation expense and $0.5 million in allocated overhead charges. We increased our research and development headcount by 86 percent since April 30, 2005 in order to upgrade and extend our service offerings and develop new technologies. During the three months ended April 30, 2006, we capitalized $0.3 million in development costs associated with planned releases of our application service.

Marketing and Sales. Marketing and sales expenses were $52.0 million, or 50 percent of total revenues, during the three months ended April 30, 2006, compared to $34.5 million, or 54 percent of total revenues, during the same period a year ago, an increase of $17.5 million. The increase in absolute dollars was primarily due to an increase of $15.1 million in employee-related costs, $3.1 million in stock-based expenses, $1.8 million increase in allocated overhead, which were primarily offset by $3.2 million in decreased marketing, advertising and event expenses. Our marketing and sales headcount increased by 68 percent since April 30, 2005 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative. General and administrative expenses were $19.4 million, or 19 percent of total revenues, during the three months ended April 30, 2006, compared to $9.4 million, or 14 percent of total revenues, during the same period a year ago, an increase of $10.0 million. The increase was primarily due to an increase of $7.7 million in employee-related costs, $2.0 million in stock-based expenses, and $1.4 million in professional and outside service costs, which were primarily offset by $2.7 million in increased allocated charges to non-general and administrative departments. Our general and administrative headcount increased by 74 percent since April 30, 2005 as we added personnel to support our growth.

Lease Recovery. The lease recovery of $285,000, which occurred during the first quarter of last year, was due to the reduction in accruals associated with the San Francisco, California office space that we abandoned in December 2001. In March 2005, we entered into an agreement with our primary landlord that released us from a portion of the future obligations associated with the remaining space abandoned in exchange for an agreement to lease additional space elsewhere in the building at fair value. Accordingly, we recorded a $285,000 credit to reflect the reversal of a portion of the accrual that was directly related to this space.

Operating Income (Loss). Operating loss during the three months ended April 30, 2006 was $120,000 and included $7.6 million of stock-based expenses related to SFAS 123R. During the same period a year ago, operating income was $4.3 million. The increase in our revenues were re-invested in an effort to expand our business.

Interest Income. Interest income consists of investment income on cash and marketable securities balances. Interest income was $3.0 million during the three months ended April 30, 2006 and was $1.5 million during the same period a year ago. The increase was primarily due to increased marketable securities balances resulting from the cash generated by operating activities and increased market interest rates.

Provision for Income Taxes. We recorded a provision for income taxes of $2.0 million during the three months ended April 30, 2006, compared to a provision for income taxes of $1.2 million during the same period a year ago. The fiscal 2007 provision as a percentage of income before provision for income taxes was significantly higher than the previous year primarily due to foreign losses for which no tax benefit can be realized, certain nondeductible stock-based expenses resulting from the adoption of SFAS 123R and the expiration of U.S. federal research and development tax credit on December 31, 2005.

Without the effect of SFAS 123R and the business combination accounting adjustments for the acquisition of Sendia Corporation, the effective tax rate for fiscal 2007 would have been approximately 45 percent. This effective tax rate differs from the statutory rate primarily due to foreign losses for which no tax benefit can be realized and other nondeductible items. Future actual results could vary from those projected if significant unusual items occur.

Liquidity and Capital Resources

At April 30, 2006, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $298.3 million and accounts receivable of $72.3 million.

Net cash provided by operating activities was $12.4 million during the three months ended April 30, 2006 and $17.9 million during the same period a year ago. The reduction was due primarily to the timing of commission and bonus payments. Cash provided by operating activities has historically been affected by sales of subscriptions and support and professional services, changes in working capital accounts, particularly increases in accounts receivable and deferred revenue and the timing of commission and bonus payments, and add-backs of non-cash expense items such as depreciation and the expense related to stock-based awards.

Net cash provided by investing activities was $9.1 million during the three months ended April 30, 2006. Cash used in investing activities was $15.8 million during the same period a year ago. The increase was primarily due to changes in marketable securities and lower capital expenditures. In April 2006, we acquired Sendia Corporation for $15.5 million including acquisition costs.

Net cash provided by financing activities was $8.0 million during the three months ended April 30, 2006 and $2.7 million during the same period a year ago. During the three months ended April 30, 2006, the $5.5 million of proceeds from the exercise of employee stock options and the $2.6 million of tax benefits from our employee stock plans were offset by principal payments on capital lease obligations.

As of April 30, 2006, we have a total of $4.5 million in letters of credit outstanding in favor of our landlords for office space in San Francisco, California, New York, Singapore and Switzerland. None of these letters of credit are collateralized. To date, no amounts have been drawn against the letters of credit, which renew annually and mature at various dates through December 2015.

We lease office space and equipment under noncancelable operating and capital leases with various expiration dates.

As of April 30, 2006, our future minimum lease payments under noncancelable operating and capital leases areas are as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Period:
Remaining nine months in fiscal 2007	$479	$37,797
Fiscal 2008	181	40,970
Fiscal 2009	7	29,388
Fiscal 2010	—	13,275
Fiscal 2011	—	11,569
Thereafter	—	30,876

Total minimum lease payments	667	$163,875

Less: amount representing interest	(19)

Present value of capital lease obligations	$648

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

We believe our existing cash, cash equivalents and short-term marketable securities and cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new services and enhancements to existing services, the timing of capital expenditures and expenses associated with Web hosting, the continuing market acceptance of our services, and our future acquisition of or investment in other businesses, services and technologies. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, Canadian dollar, Japanese Yen and Australian dollar. We seek to minimize the impact of certain foreign currency fluctuations by hedging certain balance sheet exposures with foreign currency forward and option contracts. Any gain or loss from settling these contracts is offset by the loss or gain derived from the underlying balance sheet exposures. The hedging contracts by policy have maturities of less than three months and settle before the end of each quarterly period. Additionally, by policy, we do not enter into any hedging contracts for trading or speculative purposes.

Interest rate sensitivity

We had cash, cash equivalents and marketable securities totaling $298.3 million at April 30, 2006. These amounts were invested primarily in money market funds and instruments, corporate notes and bonds, government securities and other debt securities with strong credit ratings. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes.

Our fixed-income portfolio is subject to interest rate risk. An immediate increase or decrease in interest rates of 100-basis points could result in a $1.7 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

At January 31, 2006, we had cash, cash equivalents and marketable securities totaling $296.8 million. The fixed-income portfolio was also subject to interest rate risk. Changes in interest rates of 100-basis points would have resulted in market value changes of $1.6 million.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”).

In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during that quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 26, 2004, a purported class action complaint was filed in the United States District Court for the Northern District of California, entitled Morrison v. salesforce.com, inc. et al., against the Company, its Chief Executive Officer and its Chief Financial Officer. The complaint alleged violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), purportedly on behalf of all persons who purchased salesforce.com common stock between June 21, 2004 and July 21, 2004, inclusive. The claims were based upon allegations that defendants failed to disclose an allegedly declining trend in its revenues and earnings. Subsequently, four other substantially similar class action complaints were filed in the same district based upon the same facts and allegations, asserting claims under Section 10(b) and Section 20(a) of the 1934 Act and Section 11 and Section 15 of the Securities Act of 1933, as amended. The actions were consolidated under the caption In re salesforce.com, inc. Securities Litigation, Case No. C-04-3009 JSW (N.D. Cal.). On December 22, 2004, the Court appointed Chuo Zhu as lead plaintiff. On February 22, 2005, lead plaintiff filed a Consolidated and Amended Class Action Complaint (the “CAC”). The CAC alleged violations of Section 10(b) and Section 20(a) of the 1934 Act, purportedly on behalf of all persons who purchased salesforce.com common stock between June 23, 2004 and July 21, 2004, inclusive. As in the original complaints, the claims in the CAC were based upon allegations that defendants failed to disclose an allegedly declining trend in its revenues and earnings. On April 14, 2005, defendants filed a motion to dismiss the CAC. On April 15, 2005, the Court granted lead plaintiff leave to file an amended/superseding complaint. On April 22, 2005, lead plaintiff filed a Corrected and Superceding [sic] First Amended Class Action Complaint (“FAC”). As in the CAC, the FAC alleged violations of Section 10(b) and Section 20(a) of the 1934 Act, purportedly on behalf of all persons who purchased salesforce.com common stock between June 23, 2004 and July 21, 2004, inclusive. The claims in the FAC were based upon allegations that defendants failed to disclose an internal forecast that earnings for fiscal year 2005 would decline from the prior fiscal year. On April 29, 2005, defendants filed a motion to dismiss the FAC. On December 22, 2005, the court entered an order granting defendants’ motion to dismiss, with prejudice, and directing the clerk to close the file. On January 23, 2006, lead plaintiff filed a motion for leave to file a motion for reconsideration, as well as a notice of appeal to the United States Court of Appeals for the Ninth Circuit. On January 26, 2006, the Ninth Circuit entered a time schedule order for the appeal, requiring, inter alia, lead plaintiff to file his opening brief on May 11, 2006, and defendants to file their responsive brief on June 12, 2006. On January 27, 2006, defendants filed a motion to strike as untimely lead plaintiff’s motion for leave to file a motion for reconsideration. On February 2, 2006, lead plaintiff filed a motion with the Ninth Circuit requesting a stay of the appellate proceedings pending the district court’s determination of lead plaintiff’s motion for leave and defendants’ motion to strike. Defendants opposed that motion. On February 9, 2006, the Ninth Circuit denied the lead plaintiff’s motion for a stay of the appellate proceedings, without prejudice to making a motion for limited remand. On March 1, 2006, the district court denied the lead plaintiff’s motion for leave to file a motion for reconsideration and defendants’ motion to strike on grounds of lack of jurisdiction. Also on March 1, 2006, the lead plaintiff filed a motion with the district court seeking certification for limited remand from the Ninth Circuit. Defendants opposed this motion, which was denied by the district court on April 3, 2006. On May 2, 2006, the Ninth Circuit granted lead plaintiff’s request for an extension of time to file his opening brief. Lead plaintiff’s opening brief is now due on May 25, 2006 and defendants’ response is due June 26, 2006. The Company does not believe that the lawsuit has any merit and intends to continue to defend the action and appeal vigorously.

On August 6, 2004, a shareholder derivative action was filed in the Superior Court of the State of California, San Francisco County, entitled Borrelli v. Benioff, et al., against the Company’s Chief Executive Officer, its Chief Financial Officer and members of its Board of Directors alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment under state common law. Subsequently, a substantially similar complaint was filed in the same court based on the same facts and allegations, entitled Johnson v. Benioff, et al. The two actions were consolidated under the caption Borrelli v. Benioff, Case No. CGC-04-433615 (Cal. Super. Ct., S.F. Cty.). On October 5, 2004, plaintiffs filed a consolidated complaint, which is based upon the same facts and circumstances as alleged in the shareholder class action discussed above, and asserts that the defendants breached their fiduciary duties by making, or failing to prevent

salesforce.com, inc. and its management from making, statements or omissions that potentially subject the Company to liability and injury to its reputation. The action seeks damages on behalf of salesforce.com in an unspecified amount, among other forms of legal and equitable relief. Salesforce.com is named solely as a nominal defendant against which no recovery is sought. The plaintiff shareholders made no demand upon the Board of Directors prior to filing these actions. The deadline for defendants to respond to the consolidated complaint has been extended a number of times by agreement of the parties, and is now set for June 15, 2006. During this time, no discovery or other proceedings have occurred in this case. The derivative action is still in the preliminary stages, and it is not possible for the Company to quantify the extent of potential liability to the individual defendants, if any. Management does not believe that the lawsuits have any merit and intends to defend the actions vigorously.

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

ITEM 1A. RISK FACTORS

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2006.

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

As of April 30, 2006, we serve all of our customers from a single, third-party Web hosting facility located on the west coast of the United States, operated by Equinix, Inc. As part of our current disaster recovery arrangements, all of our customers’ data is currently replicated in near real-time in a separate standby Equinix facility located on the east coast. We do not control the operation of any of these facilities, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at both facilities could result in lengthy interruptions in our service. In addition to the west coast and east coast facilities, we have an agreement with SunGard Data Systems, a provider of availability services, to provide access to a geographically remote disaster recovery facility that would provide us with access to hardware, software and Internet connectivity in the event the Web hosting facilities become unavailable. Even with the disaster recovery arrangements, our service could be interrupted.

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

Our current principal competitors include:

•	enterprise software application vendors including Amdocs Limited, SSA Global Technologies, Inc., Epicor, IBM Corporation, Microsoft Corporation, SAP AG, and Oracle Corporation;

•	packaged CRM software vendors, some of whom offer hosted services, such as FrontRange Solutions, Inc., Onyx Software Corp., Pivotal Corporation, which is owned by CDC Software Corporation, a subsidiary of chinadotcom corporation, Sage Group plc, and SugarCRM;

•	on-demand CRM application service providers such as Oracle, SAP, NetSuite, Inc., RightNow Technologies, Inc., and Salesnet, Inc.; and

•	enterprise application service providers including British Telecom and IBM.

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

We also face competition from some of our larger and more established competitors who historically have been packaged CRM software vendors, but who also have directly competitive on-demand CRM application services offerings. Our professional services organization competes with a broad range of large systems integrators, including Accenture Ltd., BearingPoint, Inc. and IBM, as well as smaller independent consulting firms specializing in CRM implementations. We have relationships with many of these consulting companies and frequently work cooperatively on projects with them, even as we compete for business in other customer engagements.

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

Our quarterly operating results are likely to fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Some of the important factors that could cause our revenues and operating results to fluctuate from quarter to quarter include:

•	the adverse financial statement impact of having to expense stock options, which is now required of us effective February 1, 2006;

•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ requirements;

•	the renewal rates for our service;

•	changes in our pricing policies;

•	the introduction of new features to our service;

•	the rate of expansion and effectiveness of our sales force;

•	the length of the sales cycle for our service;

•	new product and service introductions by our competitors;

•	our success in selling our service to large enterprises;

•	variations in the revenue mix of editions of our service;

•	technical difficulties or interruptions in our service;

•	expenses related to our new data centers;

•	changes in foreign currency exchange rates;

•	changes in tax rates and adjustments to the valuation allowance for our deferred tax assets;

•	general economic conditions in our geographic markets;

•	the timing of additional investments in our on-demand application service and in our consulting service;

•	regulatory compliance costs;

•	payment defaults by customers;

•	costs associated with acquisitions of companies and technologies;

•	the timing of non-income tax expense which is triggered when employees in foreign jurisdictions exercise their vested stock options; and

•	extraordinary expenses such as litigation or other dispute-related settlement payments.

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

We incurred significant losses in each fiscal quarter from our inception in February 1999 through fiscal 2003 and we have begun generating profits only since fiscal 2003. As we are a relatively young company in an emerging market and with the new requirement to begin expensing stock options in fiscal 2007, we may not be able to maintain profitability and we may again incur significant operating losses in the future, exclusive of the requirement to expense stock options. In addition, we expect our costs and operating expenses to increase in the future as we expand our operations. If our revenue does not grow to offset these expected increased costs and operating expenses, we will not continue to be profitable. You should not consider recent quarterly revenue growth as indicative of our future performance. In fact, in future quarters we may not have any revenue growth and our revenue could decline. Furthermore, if our costs and operating expenses exceed our expectations, our financial performance will be adversely affected.

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

We have limited history with our subscription model to accurately predict the rate of customer subscription renewals and the impact these renewal rates will have on our future revenue or operating results.

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

As we acquire companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results and the value of our common stock.

As part of our business strategy, we may acquire or make investments in complementary companies, services and technologies in the future. In April 2006, we acquired 100 percent of the stock of Sendia Corporation, a privately-held on-demand wireless application company based in Santa Monica, California, for $15.5 million in cash, including acquisition costs. This was our first acquisition. Acquisitions and investments involve numerous risks, including:

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

Because we sell our service throughout the world, we are subject to risks and challenges that we would otherwise not face if we conducted our business only in the United States. For example, sales in Europe and Asia Pacific together have historically represented approximately 20 percent of our total revenues, and we intend to continue to expand our international sales efforts. The risks and challenges associated with sales to customers outside the United States include:

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

We are subject to rules and regulations by various governing bodies, including the Securities and Exchange Commission, New York Stock Exchange and Public Company Accounting Oversight Board, that are charged with the protection of investors and the oversight of companies whose securities are publicly traded. Our efforts to comply with these new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

We are required to comply on an on-going basis with the Sarbanes-Oxley Act, or SOX, requirements involving the assessment of our internal controls over financial reporting and our independent public accountants’ audit of that assessment. These requirements first became applicable to us on January 31, 2006. Our efforts to comply with the SOX requirements has required, and will continue to require the commitment of significant financial and personnel resources.

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

Changes in the accounting treatment of stock options will continue to adversely affect our reported results of operations.

Effective February 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expenses in the statement of operations based on their fair values and vesting periods. As a result of implementing SFAS 123R, we recognized pre-tax stock-based expense of $7.6 million during the three months ended April 30, 2006. We believe this change in accounting will continue to materially reduce our future reported results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

(a) On April 25, 2006, our Board of Directors approved the adoption of the 2006 Inducement Equity Incentive Plan (the “2006 Plan”). The 2006 Plan reserves 400,000 shares of our common stock solely for the granting of inducement stock options and other awards. The 2006 Plan was adopted without stockholder approval in reliance on the “employment inducement exemption” provided under Rule 303A.08 of the New York Stock Exchange Listed Company Manual.

(b) None.

ITEM 6. EXHIBITS

Exhibits

The Exhibits listed below are filed as part of this Form 10-Q.

Exhibit 3.1(1)	Restated Certificate of Incorporation of salesforce.com, inc.

Exhibit 3.2(1)	Amended and Restated Bylaws of salesforce.com, inc.

Exhibit 10.1*	2006 Inducement Equity Incentive Plan

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a compensatory plan or arrangement.
(1)	Incorporated by reference from the Company’s registration statement on Form S-1 (No. 333-111289) as filed with the Securities and Exchange Commission on April 20, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 19, 2006

salesforce.com, inc.

/s/ Steve Cakebread
Steve Cakebread
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)