Form 10-Q
period 2006-07-31
SALESFORCE COM INC
filed 2006-08-18
CIK 1108524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2006

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

As of July 31, 2006, there were approximately 112.3 million shares of the Registrant’s Common Stock outstanding.

salesforce.com, inc.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

salesforce.com, inc.

Condensed Consolidated Balance Sheets

(in thousands)

	July 31, 2006	January 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$149,992	$99,842
Short-term marketable securities	116,697	107,723
Accounts receivable, net	75,704	76,128
Deferred commissions	13,870	13,186
Prepaid expenses and other current assets	13,401	6,338

Total current assets	369,664	303,217
Marketable securities, noncurrent	67,418	89,227
Fixed assets, net	24,842	24,216
Deferred commissions, noncurrent	4,627	3,889
Deferred income taxes, noncurrent	17,512	10,416
Goodwill	7,239	—
Other assets	10,049	3,784

Total assets	$501,351	$434,749

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,026	$10,212
Accrued expenses and other current liabilities	49,250	48,782
Income taxes payable	3,736	2,650
Deferred income taxes	4,393	3,191
Deferred revenue	202,836	169,175
Current portion of capital lease obligations	475	615

Total current liabilities	266,716	234,625
Capital lease obligations, net of current portion	20	184
Long-term lease abandonment liability and other	1,138	1,155
Minority interest	3,358	2,414

Total liabilities	271,232	238,378

Commitments and contingencies

Stockholders’ equity:
Common stock	112	111
Additional paid-in capital	268,855	237,010
Deferred stock-based compensation	—	(2,531)
Accumulated other comprehensive loss	(2,360)	(2,105)
Accumulated deficit	(36,488)	(36,114)

Total stockholders’ equity	230,119	196,371

Total liabilities and stockholders’ equity	$501,351	$434,749

See accompanying Notes to Condensed Consolidated Financial Statements.

salesforce.com, inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended July 31,		Six months ended July 31,
	2006	2005	2006	2005
Revenues:
Subscription and support	$106,663	$65,638	$201,156	$123,828
Professional services and other	11,474	6,305	21,667	12,292

Total revenues	118,137	71,943	222,823	136,120

Cost of revenues (1):
Subscription and support	15,775	8,013	28,550	13,349
Professional services and other	13,356	8,224	25,141	14,853

Total cost of revenues	29,131	16,237	53,691	28,202

Gross profit	89,006	55,706	169,132	107,918
Operating expenses (1):
Research and development	11,008	5,470	19,833	9,772
Marketing and sales	59,811	34,688	111,827	69,190
General and administrative	19,466	11,355	38,871	20,778
Lease recovery	—	—	—	(285)

Total operating expenses	90,285	51,513	170,531	99,455
Income (loss) from operations	(1,279)	4,193	(1,399)	8,463
Interest income	3,321	1,724	6,311	3,178
Interest expense	(151)	(31)	(162)	(44)
Other income (expense)	137	666	(462)	710

Income before provision for income taxes and minority interest	2,028	6,552	4,288	12,307
Provision for income taxes	(1,713)	(1,310)	(3,718)	(2,461)

Income before minority interest	315	5,242	570	9,846
Minority interest in consolidated joint venture	(460)	(202)	(944)	(426)

Net income (loss)	$(145)	$5,040	$(374)	$9,420

Basic net income (loss) per share	$0.00	$0.05	$0.00	$0.09
Diluted net income (loss) per share	0.00	0.04	0.00	0.08
Weighted-average number of shares used in per share amounts:
Basic	111,838	106,614	111,397	105,918
Diluted	111,838	117,974	111,397	117,181

(1)	Amounts include stock-based expenses, as follows (see Note 1):

	Three months ended July 31,		Six months ended July 31,
	2006	2005	2006	2005
Cost of revenues	$1,442	$160	$2,596	$310
Research and development	1,286	91	2,006	179
Marketing and sales	4,718	365	8,200	727
General and administrative	2,747	322	4,997	578

	$10,193	$938	$17,799	$1,794

See accompanying Notes to Condensed Consolidated Financial Statements.

salesforce.com, inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended July 31,		Six months ended July 31,
	2006	2005	2006	2005
Operating activities
Net income (loss)	$(145)	$5,040	$(374)	$9,420
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest in consolidated joint venture	460	202	944	426
Depreciation and amortization	2,562	1,468	4,798	2,589
Amortization of deferred commissions	5,651	3,326	10,778	6,728
Amortization of purchased intangibles	541	—	630	—
Lease recovery	—	—	—	(285)
Expense related to stock-based awards	10,193	938	17,799	1,794
Tax benefits from employee stock plans	(3,328)	1,918	(5,928)	1,918
Changes in assets and liabilities	14,088	1,180	13,791	9,392

Net cash provided by operating activities	30,022	14,072	42,438	31,982

Investing activities
Business combination	—	—	(15,502)	—
Restricted cash	—	(22)	—	(116)
Changes in marketable securities	(14,151)	(31,518)	13,057	(38,033)
Capital expenditures	(2,818)	(3,372)	(5,413)	(12,529)

Net cash used in investing activities	(16,969)	(34,912)	(7,858)	(50,678)

Financing activities
Proceeds from the exercise of stock options and warrants	5,388	5,290	10,891	7,442
Tax benefits from employee stock plans	3,328	—	5,928	—
Principal payments on capital lease obligations	(153)	(171)	(304)	(311)
Repurchase of unvested shares	(10)	(24)	(10)	(28)
Collection of notes receivable from stockholders	—	—	—	727

Net cash provided by financing activities	8,553	5,095	16,505	7,830

Effect of exchange rate changes	(187)	281	(935)	275

Net increase (decrease) in cash and cash equivalents	21,419	(15,464)	50,150	(10,591)
Cash and cash equivalents at beginning of period	128,573	40,604	99,842	35,731

Cash and cash equivalents at end of period	$149,992	$25,140	$149,992	$25,140

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$151	$31	$162	$44
Income taxes, net of tax refunds	$111	$—	$120	$(116)
Noncash financing and investing activities
Fixed assets acquired under capital lease	$—	$122	$—	$122
Net exercise of warrants	$—	$2	$—	$48

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of July 31, 2006 and the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three and six months ended July 31, 2006 and 2005, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2006 was derived from the audited consolidated financial statements which are included in the Company’s Form 10-K for the fiscal year ended January 31, 2006, which was filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2006. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s fiscal 2006 Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of July 31, 2006, and its results of operations and its cash flows for the three and six months ended July 31, 2006 and 2005. Other than for the lease recovery which is described in Note 5 below, all adjustments are of a normal recurring nature. The results for the three and six months ended July 31, 2006 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2007.

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

As a result of implementing SFAS 123R, the Company’s income before provision for income taxes and minority interest for the six months ended July 31, 2006 was $17.0 million, or approximately $11.0 million after tax, lower than if it had continued to account for share-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Basic and diluted earnings per share for the six months ended July 31, 2006 were $0.10 and $0.09, respectively, lower than if the Company continued to account for share-based compensation under APB 25.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Under the modified prospective transition method, stock-based expense includes compensation expense for all options granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after February 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

The Company recognizes these stock-based expenses on a straight-line basis over the requisite service period of the award, which is the option vesting term of four years. Stock-based expenses are recognized net of an estimated forfeiture rate of 3 percent which is applied to grants because they are not expected to vest. The Company evaluates its forfeiture rate assumption quarterly. Should a change in estimate occur, the effect of the adjustment will be recognized in the period the forfeiture rate changes.

Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with APB 25. Under APB 25, compensation expense of fixed stock options was based on the difference on the date of the grant between the deemed fair value of the Company’s stock and the exercise price of the option. The differences occurred prior to the Company’s initial public offering in June 2004 when there was no established public market for the Company’s common stock. Compensation expense was recognized on a single award straight-line basis over the option-vesting period of four years.

Additionally, SFAS 123R requires the tax benefits from employee stock plans to be classified as a financing activity in the consolidated statement of cash flows. The Company historically classified these tax benefits as a source of cash provided by operating activities. These benefits totaled $3.3 million and $5.9 million during the three and six months ended July 31, 2006, respectively, and $1.9 million for both the three and six months ended July 31, 2005.

In May 2006, the Company awarded 346,073 restricted stock units to its employees from one of its stockholder approved stock incentive plans. The restricted stock units, which upon vesting entitles the holder to one share of common stock for each restricted stock unit, have an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and vest over 4 years. The fair value of the restricted stock units is based on the Company’s stock price on the date of grant, which was $29.35 per share, and compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period.

As of July 31, 2006, the aggregate stock compensation remaining to be amortized to costs and expenses was $110.4 million. The Company expects this stock compensation balance to be amortized as follows: $18.7 million during the remainder of fiscal 2007; $39.3 million during fiscal 2008; $29.5 million during fiscal 2009; $19.7 million during fiscal 2010; and $3.2 million during fiscal 2011. The expected amortization reflects only outstanding stock awards as of July 31, 2006.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three months ended July 31,		Six months ended July 31,
	2006	2005	2006	2005
Volatility	48%	50%	48-50%	50-75%
Weighted-average estimated life	4 years	4 years	4 years	4 years
Weighted-average risk-free interest rate	4.84-5.03%	3.79%	4.63-5.03%	3.79-3.95%
Dividend yield	—	—	—	—
Weighted-average fair value per share of grants	$12.48	$9.03	$13.64	$8.84

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

During the three months ended July 31, 2005, the Company reevaluated the assumptions used to estimate the future volatility of its stock price. The Company estimated its future stock price volatility considering both observed option-implied volatilities and historical volatility calculations for both the Company and a group of peer comparable companies. Management believes this is the best estimate of the expected volatility over the 4 year weighted-average expected life of its option grants. As a result of its reevaluation and the general market decline in share price volatilities, the Company reduced its volatility assumption from 75 percent to 50 percent. In March 2006, the Company revised the estimated volatility of its stock price to be 48 percent.

Had compensation cost for the Company’s stock-based compensation plans been determined using the fair-value method at the grant date for awards under those plans calculated using the Black-Scholes pricing model and recognized on a straight-line basis over the option vesting periods, the Company’s net income for the three and six months ended July 31, 2005 would have been decreased to the pro forma amounts indicated below (in thousands, except per share data):

	Three months ended July 31, 2005	Six months ended July 31, 2005
Net income, as reported	$5,040	$9,420
Add: Total stock-based compensation expense included in the determination of net income	754	1,514
Deduct: Total stock-based compensation expense determined under the fair-value-based method for all awards. Such expense amounts are not net of tax benefits	(5,248)	(10,006)

Net income, pro forma	$546	$928

Net income, per share:
Basic:
As reported	$0.05	$0.09
Pro forma	0.01	0.01
Diluted:
As reported	$0.04	$0.08
Pro forma	0.00	0.01

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

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Additionally, the Company holds a majority interest in Kabushiki Kaisha salesforce.com (“Salesforce Japan”), a Japanese joint venture. As of July 31, 2006, the Company owned a 63 percent interest in the joint venture. Given the Company’s majority ownership interest in the joint venture, the accounts of the joint venture have been consolidated with the accounts of the Company, and a minority interest has been recorded for the minority investors’ interests in the net assets and operations of the joint venture to the extent of the minority investors’ individual investments. Additionally, the Company records gains and losses resulting from the change of interest in Salesforce Japan directly to stockholders’ equity as additional paid-in capital.

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

The Company’s accounts receivable and net revenues are derived from a large number of direct customers. No customer accounted for more than 5 percent of accounts receivable at July 31, 2006 and January 31, 2006. No single customer accounted for 5 percent or more of total revenue during the three and six month periods ended July 31, 2006 and 2005.

As of July 31, 2006 and January 31, 2006, assets located outside the Americas were 10 percent and 6 percent of total assets, respectively. Revenues by geographical region are as follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2006	2005	2006	2005
Revenues by geography:
Americas	$92,553	$57,689	$175,578	$108,601
Europe	17,624	10,038	32,574	19,421
Asia Pacific	7,960	4,216	14,671	8,098

	$118,137	$71,943	$222,823	$136,120

As of July 31, 2006, the Company serves all of its customers and users from a single, third-party Web hosting facility located on the west coast of the United States, operated by Equinix, Inc. As part of the

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Company’s current disaster recovery arrangements, the existing production environment and all of the customers’ data is replicated in near real-time in a separate back-up facility located on the east coast. The Company does not control the operation of any of these facilities, and they are vulnerable to damage or interruption. Even with the disaster recovery arrangements, the Company’s service could be interrupted.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, which primarily consist of cash on deposit with banks and money market funds, are stated at cost, which approximates fair value.

Marketable Securities

Management determines the appropriate classification of investments in marketable securities at the time of purchase in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities and reevaluates such determination at each balance sheet date. Securities, which are classified as available for sale at July 31, 2006 and January 31, 2006, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Fair value is determined based on quoted market rates. Realized gains and losses and declines in value judged to be other-than-temporary on securities available for sale are included as a component of interest income. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of interest income.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which includes certain changes in equity that is excluded from net income (loss). Specifically, cumulative foreign currency translation and unrealized gains and losses on marketable securities adjustments, net of tax, are included in accumulated other comprehensive income (loss). Comprehensive income (loss) has been reflected in stockholders’ equity.

Comprehensive income (loss) consisted of the following (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2006	2005	2006	2005
Net income (loss)	$(145)	$5,040	$(374)	$9,420
Translation adjustment	(326)	(485)	(477)	(491)
Unrealized gain (loss) on marketable securities	224	(348)	222	(670)

Total comprehensive income (loss)	$(247)	$4,207	$(629)	$8,259

The components of accumulated other comprehensive loss were as follows (in thousands):

	July 31, 2006	January 31, 2006
	(unaudited)
Foreign currency translation adjustments	$(1,014)	$(537)
Net unrealized losses on marketable securities	(1,346)	(1,568)

	$(2,360)	$(2,105)

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

A reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$(145)	$5,040	$(374)	$9,420
Denominator:
Weighted-average shares outstanding for basic earnings (loss) per share, net of weighted-average shares of common stock subject to repurchase	111,838	106,614	111,397	105,918
Effect of dilutive securities:
Employee stock awards and warrants	—	11,360	—	11,263

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings (loss) per share	111,838	117,974	111,397	117,181

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

	Three months ended July 31,		Six months ended July 31,
	2006	2005	2006	2005
Options	—	580	—	845

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

The Company recorded a provision for income taxes of $3.7 million during the six months ended July 31, 2006, compared to a provision for income taxes of $2.5 million during the same period a year ago. The fiscal 2007 provision as a percentage of income before provision for income taxes was significantly higher than the previous year primarily due to foreign losses for which no tax benefit can be realized, certain nondeductible

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

stock-based expenses resulting from the adoption of SFAS 123R and the expiration of U.S. federal research and development tax credit on December 31, 2005. The total income tax benefit recognized in the accompanying condensed consolidated statements of operations related to SFAS 123R was $5.5 million for the six months ended July 31, 2006.

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, the Company considers the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, the Company recognizes the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations, the Company defers only the direct costs of the consulting arrangement and amortizes those costs over the same time period as the consulting revenue is recognized. As of

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

July 31, 2006 and January 31, 2006, the deferred cost on the accompanying consolidated balance sheet totaled $2,574,000 and $1,686,000, respectively. These deferred costs are included in prepaid and other current assets and other assets.

On occasion, the Company has purchased from its suppliers goods or services for the Company’s use in its operations at or around the same time these same businesses entered into subscription and/or consulting agreements. The Company generally defines “at or around the same time” as within six months. Revenues recognized from customers who were also suppliers were not significant during the three and six months ended July 31, 2006 and 2005. Both the procurement and revenue agreements are separately negotiated, settled ultimately in cash, and recorded at what the Company considers to be fair value. When any of these factors is not present, the Company does not recognize the revenue from the underlying sale agreements; rather, the revenue is netted with expenses.

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

Deferred Commissions

Deferred commissions are the incremental costs that are directly associated with noncancelable subscription contracts with customers and consist of sales commissions paid to the Company’s direct sales force. The commissions are deferred and amortized over the noncancelable terms of the related customer contracts, which are typically 12 to 24 months. The commission payments are paid in full the month after the customer’s service commences. The deferred commission amounts are recoverable through the future revenue streams under the noncancelable customer contracts. The Company believes this is the preferable method of accounting as the commission charges are so closely related to the revenue from the noncancelable customer contracts that they should be recorded as an asset and charged to expense over the same period that the subscription revenue is recognized. Amortization of deferred commissions is included in marketing and sales expense in the accompanying condensed consolidated statements of operations.

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

The Company has entered into service level agreements with a small number of its customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits or terminate their agreements in the event that the Company fails to meet those levels. During the six months ended July 31, 2006, the Company recorded a provision of approximately $0.8 million for potential credits and paid out approximately $0.8 million. As of July 31, 2006 and January 31, 2006, the reserve balance was approximately $1.4 million.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Recent Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating what impact, if any, the adoption of FIN 48 will have on its financial position and results of operations.

2. Acquisition

On April 10, 2006, the Company acquired 100 percent of the outstanding stock of Sendia Corporation, a privately-held company based in Santa Monica, California, for $15.2 million in cash and $304,000 in acquisition costs. Approximately $1.8 million of the purchase price is attributed to assumed debt that was repaid immediately following the close of the transaction. The Company acquired Sendia because it had an established wireless solution technology.

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

The above purchase price allocation is preliminary. The portion of the purchase price allocation that is not yet finalized is the valuation of acquired net operating losses. When this valuation is completed, adjustments to deferred taxes may be required.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The goodwill balance of $7.2 million is not deductible for tax purposes. This asset is attributed to the premium paid for an established wireless solution.

The deferred revenue balance of $0.7 million reflects the estimated fair value of the fulfillment of the existing service arrangements assumed from Sendia in connection with the acquisition plus a reasonable profit margin. The Company estimates that the arrangements assumed from Sendia will be substantially fulfilled by the end of fiscal 2007.

In performing the preliminary purchase price allocation, the Company considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of Sendia’s products. The fair value of intangible assets was primarily based on the income approach. The cost approach was also utilized when appropriate. The rate of return utilized to discount the net cash flows to their present values was 25 percent. At July 31, 2006, identifiable intangible assets purchased in the Sendia acquisition consisted of the following (in thousands, except for useful life):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Useful Life
Developed technology	$5,710	$(562)	$5,148	3 years
Customer relationships	690	(68)	622	3 years

	$6,400	$(630)	$5,770

3. Balance Sheet Accounts

Marketable Securities

At July 31, 2006, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$97,083	$4	$(647)	$96,440
Municipal bonds	1,944	—	(39)	1,905
US government and agency obligations	86,434	5	(669)	85,770

	$185,461	$9	$(1,355)	$184,115

At January 31, 2006, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$98,686	$—	$(749)	$97,937
Municipal bonds	1,915	—	(52)	1,863
US government and agency obligations	97,917	4	(771)	97,150

	$198,518	$4	$(1,572)	$196,950

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

	July 31, 2006	January 31, 2006
	(unaudited)
Recorded as follows (in thousands):
Short-term (due in one year or less)	$116,697	$107,723
Long-term (due between one and three years)	67,418	89,227

	$184,115	$196,950

As of July 31, 2006, the following investments were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$58,750	$(311)	$28,364	$(336)	$87,114	$(647)
Municipal bonds	—	—	1,905	(39)	1,905	(39)
US government and agency obligations	24,142	(170)	39,648	(499)	63,790	(669)

	$82,892	$(481)	$69,917	$(874)	$152,809	$(1,355)

The unrealized loss for each of these fixed rate investments ranged from less than $1,000 to $65,000. Of the $69.9 million in investments that were in an unrealized loss position 12 months or greater, $52.4 million will reach maturity within the next 12 months. The Company has the ability and intent to hold these investments to maturity and does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of July 31, 2006. The Company expects to receive the full principal and interest on all of these investment securities.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	July 31, 2006	January 31, 2006
	(unaudited)
Deferred professional services costs	$2,191	$1,200
Prepaid expenses and other current assets	11,210	5,138

	$13,401	$6,338

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Fixed Assets

Fixed assets consisted of the following (in thousands):

	July 31, 2006	January 31, 2006
	(unaudited)
Computers, equipment and software	$25,904	$24,029
Furniture and fixtures	2,865	2,831
Leasehold improvements	15,084	12,355

	43,853	39,215
Less accumulated depreciation and amortization	(19,011)	(14,999)

	$24,842	$24,216

Depreciation and amortization expense totaled $2,390,000 and $1,358,000 for the three months ended July 31, 2006 and 2005, respectively, and $4,460,000 and $2,381,000 for the six months ended July 31, 2006 and 2005, respectively.

Fixed assets at July 31, 2006 and January 31, 2006 included a total of $3,616,000 acquired under capital lease agreements. Accumulated amortization relating to equipment and software under capital leases totaled $3,068,000 and $2,765,000, respectively, at July 31, 2006 and January 31, 2006. Amortization of assets under capital leases is included in depreciation and amortization expense.

Other Assets

Other assets consisted of the following (in thousands):

	July 31, 2006	January 31, 2006
	(unaudited)
Capitalized internal-use software development costs, net of accumulated amortization of $1,738 and $1,400, respectively	$1,864	$1,550
Acquired developed technology, net of accumulated amortization of $562 and zero, respectively	5,148	—
Acquired other intangible assets, net of accumulated amortization of $68 and zero, respectively	622	—
Deferred professional services costs, noncurrent portion	383	486
Long-term deposits	1,792	1,542
Other	240	206

	$10,049	$3,784

During the three and six months ended July 31, 2006, the Company capitalized $88,000 and $155,000, respectively, of stock-based expenses related to internal-use software development and deferred professional services costs.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	July 31, 2006	January 31, 2006
	(unaudited)
Accrued compensation	$24,770	$24,465
Accrued other liabilities	11,198	10,844
Current portion of lease abandonment liability	186	186
Liability for early exercise of unvested employee stock options	584	229
Accrued non-income taxes payable	6,016	7,463
Accrued professional costs	2,054	1,911
Accrued rent	4,442	3,684

	$49,250	$48,782

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

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Stock option activity for the six months ended July 31, 2006 is as follows:

		Options Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2006	4,292,015	16,005,907	$12.24
Increase in options authorized:
2004 Equity Incentive Plan	5,000,000	—	—
2006 Inducement Equity Incentive Plan	400,000	—	—
Options granted under all plans	(3,104,189)	3,104,189	31.56
Stock grants to a board member for board services and advisory board members	(6,000)	—	—
Exercised	—	(1,679,204)	6.40
Repurchased	7,314	—	1.10
Cancelled	962,023	(962,023)	25.24

Balance as of July 31, 2006	7,551,163	16,468,869	$15.72	$192,984,779

Vested or expected to vest		16,046,370	$15.49	$191,000,450
Exercisable at July 31, 2006		5,865,760	$6.13	$114,776,471

The total intrinsic value of the options exercised during the six months ended July 31, 2006 was $45.4 million.

The weighted-average remaining contractual life of vested and expected to vest options is 7 years.

As of July 31, 2006, options to purchase 5,865,760 shares were vested at a weighted average exercise price of $6.13 per share and a remaining weighted-average remaining contractual life of 7 years. The total intrinsic value of these vested options as of July 31, 2006 was $114.8 million.

As of July 31, 2006, 114,782 shares issued pursuant to exercises of options issued under the 1999 Plan remained subject to repurchase.

The following table summarizes information about stock options outstanding as of July 31, 2006:

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.06 to $2.00	1,747,027	5.75	$1.04	1,614,973	$1.04
$2.50	2,599,899	6.88	2.50	1,676,099	2.50
$4.00 to $8.00	2,537,751	7.53	7.00	1,259,761	6.84
$12.77 to $15.00	2,391,716	8.40	13.91	747,110	13.87
$15.10 to $23.57	2,363,025	8.79	20.01	567,817	19.60
$24.53 to $29.35	2,431,120	6.05	27.90	—	—
$30.44 to $39.97	2,398,331	7.14	35.22	—	—

	16,468,869		$15.72	5,865,760	$6.13

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

In May 2006, the Company awarded 346,073 restricted stock units to its employees from the 2004 Equity Incentive Plan. The restricted stock units have an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and vest over 4 years. The fair value of the restricted units is based on the Company’s stock price on the date of grant, and compensation expense is recognized on a straight-line basis over the vesting period.

Restricted stock unit activity for the six months ended July 31, 2006 is as follows:

	Restricted Stock Units Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2006	—	$—
Granted in May 2006	346,073	0.001
Cancelled	(14,171)	0.001

Balance as of July 31, 2006	331,902	$0.001	$8,526,562

Expected to vest			$8,018,702

As of July 31, 2006, none of the restricted stock units have vested.

Common Stock

The following shares of common stock are available for future issuance at July 31, 2006:

Options outstanding	16,468,869
Restricted stock units outstanding	331,902
Warrants outstanding	143,000
Stock available for future grant:
1999 Stock Option Plan	1,181,574
2004 Equity Incentive Plan	5,038,837
2006 Inducement Equity Incentive Plan	136,350
2004 Employee Stock Purchase Plan	1,000,000
2004 Outside Directors Stock Plan	862,500

25,163,032

During the six months ended July 31, 2006, a board member received stock grants for a total of 5,000 shares of common stock for board services pursuant to the terms described in the 2004 Outside Directors Stock Plan.

5. Commitments and Contingencies

Letters of Credit

As of July 31, 2006, the Company had a total of $4.4 million in letters of credit outstanding substantially in favor of its landlords for office space in San Francisco, California, New York, Singapore and Switzerland. None of these letters of credit are collateralized by certificates of deposit maintained at a granting financial institution.

These letters of credit renew annually and mature at various dates through December 2015.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Leases

The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates.

As of July 31, 2006, the future minimum lease payments under noncancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Period:
Remaining six months in fiscal 2007	$319	$26,693
Fiscal 2008	181	50,406
Fiscal 2009	7	38,379
Fiscal 2010	—	14,908
Fiscal 2011	—	11,971
Thereafter	—	31,356

Total minimum lease payments	507	$173,713

Less: amount representing interest	(12)

Present value of capital lease obligations	$495

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

The following table sets forth the lease abandonment activity since January 31, 2006:

Liability balance at January 31, 2006	$948,000
Charges utilized	(93,000)

Liability balance at July 31, 2006	$855,000

6. Legal Proceedings

On July 26, 2004, a purported class action complaint was filed in the United States District Court for the Northern District of California, entitled Morrison v. salesforce.com, inc. et al., against the Company, its Chief Executive Officer and its Chief Financial Officer. The complaint alleged violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), purportedly on behalf of all persons who purchased salesforce.com common stock between June 21, 2004 and July 21, 2004, inclusive. The claims were based upon allegations that defendants failed to disclose an allegedly declining trend in its revenues and earnings. Subsequently, four other substantially similar class action complaints were filed in the same district based upon the same facts and allegations, asserting claims under Section 10(b) and Section 20(a) of the 1934 Act and Section 11 and Section 15 of the Securities Act of 1933, as amended. The actions were consolidated

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

under the caption In re salesforce.com, inc. Securities Litigation, Case No. C-04-3009 JSW (N.D. Cal.). On December 22, 2004, the Court appointed Chuo Zhu as lead plaintiff. On February 22, 2005, lead plaintiff filed a Consolidated and Amended Class Action Complaint (the “CAC”). The CAC alleged violations of Section 10(b) and Section 20(a) of the 1934 Act, purportedly on behalf of all persons who purchased salesforce.com common stock between June 23, 2004 and July 21, 2004, inclusive. As in the original complaints, the claims in the CAC were based upon allegations that defendants failed to disclose an allegedly declining trend in its revenues and earnings. On April 14, 2005, defendants filed a motion to dismiss the CAC. On April 15, 2005, the Court granted lead plaintiff leave to file an amended/superseding complaint. On April 22, 2005, lead plaintiff filed a Corrected and Superceding [sic] First Amended Class Action Complaint (“FAC”). As in the CAC, the FAC alleged violations of Section 10(b) and Section 20(a) of the 1934 Act, purportedly on behalf of all persons who purchased salesforce.com common stock between June 23, 2004 and July 21, 2004, inclusive. The claims in the FAC were based upon allegations that defendants failed to disclose an internal forecast that earnings for fiscal year 2005 would decline from the prior fiscal year. On April 29, 2005, defendants filed a motion to dismiss the FAC. On December 22, 2005, the court entered an order granting defendants’ motion to dismiss, with prejudice, and directing the clerk to close the file. On January 23, 2006, lead plaintiff filed a motion for leave to file a motion for reconsideration, as well as a notice of appeal to the United States Court of Appeals for the Ninth Circuit. On January 26, 2006, the Ninth Circuit entered a time schedule order for the appeal, requiring, inter alia, lead plaintiff to file his opening brief on May 11, 2006, and defendants to file their responsive brief on June 12, 2006. On January 27, 2006, defendants filed a motion to strike as untimely lead plaintiff’s motion for leave to file a motion for reconsideration. On February 2, 2006, lead plaintiff filed a motion with the Ninth Circuit requesting a stay of the appellate proceedings pending the district court’s determination of lead plaintiff’s motion for leave and defendants’ motion to strike. Defendants opposed that motion. On February 9, 2006, the Ninth Circuit denied the lead plaintiff’s motion for a stay of the appellate proceedings, without prejudice to making a motion for limited remand. On March 1, 2006, the district court denied the lead plaintiff’s motion for leave to file a motion for reconsideration and defendants’ motion to strike on grounds of lack of jurisdiction. Also on March 1, 2006, the lead plaintiff filed a motion with the district court seeking certification for limited remand from the Ninth Circuit. Defendants opposed this motion, which was denied by the district court on April 3, 2006. The lead plaintiff filed his opening brief with the Ninth Circuit on May 25, 2006 and the Company filed its answering brief on July 17, 2006. The lead plaintiff’s reply brief is due on August 17, 2006. The Company does not believe that the lawsuit has any merit and intends to continue to defend the action and appeal vigorously.

On August 6, 2004, a shareholder derivative action was filed in the Superior Court of the State of California, San Francisco County, entitled Borrelli v. Benioff, et al., against the Company’s Chief Executive Officer, its Chief Financial Officer and members of its Board of Directors alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment under state common law. Subsequently, a substantially similar complaint was filed in the same court based on the same facts and allegations, entitled Johnson v. Benioff, et al. The two actions were consolidated under the caption Borrelli v. Benioff, Case No. CGC-04-433615 (Cal. Super. Ct., S.F. Cty.). On October 5, 2004, plaintiffs filed a consolidated complaint, which is based upon the same facts and circumstances as alleged in the shareholder class action discussed above, and asserts that the defendants breached their fiduciary duties by making, or failing to prevent salesforce.com, inc. and its management from making, statements or omissions that potentially subject the Company to liability and injury to its reputation. The action seeks damages on behalf of salesforce.com in an unspecified amount, among other forms of legal and equitable relief. Salesforce.com is named solely as a nominal defendant against which no recovery is sought. The plaintiff shareholders made no demand upon the Board of Directors prior to filing these actions. On June 15, 2006, defendants filed a demurrer to the consolidated complaint on the grounds that plaintiffs lack standing to pursue the action because of their failure to make demand upon the Board of Directors. The hearing on defendants’ demurrer is scheduled for August 31, 2006. To this point, no discovery has occurred in this case. The derivative action is still in the preliminary stages, and it is

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

not possible for the Company to quantify the extent of potential liability to the individual defendants, if any. Management does not believe that the lawsuits have any merit and intends to defend the actions vigorously.

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

In addition to the resource sharing with the Foundation, the Company issued the Foundation warrants in August 2002 to purchase 500,000 shares of common stock. Through July 31, 2006, the Foundation has exercised 375,000 of these warrants. Additionally, the Company has donated subscriptions to the Company’s service to other qualified non-profit organizations. The fair value of these donated subscriptions is currently approximately $1.2 million per month. The Company plans to continue providing free subscriptions to qualified non-profit organizations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our business strategy and our plan to build our business, the expenses associated with our data center capacity, our anticipated growth, trends in our business, our future strategy of acquiring or making investments in complementary companies, services and technologies, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the potential impact of current or any future litigation, the potential availability of additional tax assets in the future and related matters, the impact of the recent accounting pronouncement to expense stock options, the sufficiency of our capital resources, and our belief that Sendia Corporation’s wireless solution will provide value to our customers, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors Which May Impact Future Operating Results” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

In order to increase our revenues and take advantage of our market opportunity, we will need to continue to add substantial numbers of paying subscriptions. We plan to re-invest our revenues for the foreseeable future by expanding our data center capacity; upgrading our development and test data center; hiring additional personnel, particularly in customer-related areas; expanding our domestic and international selling and marketing activities; increasing our research and development activities to upgrade and extend our service offerings and to develop new services and technologies; expanding the number of locations around the world where we conduct business; adding to our infrastructure to support our growth; and expanding our operational systems to manage a growing business. Additionally, in our effort to further strengthen and extend our service offering, we may in the future acquire or make investments in complementary companies, services and technologies.

As our revenues increase, we expect marketing and sales costs, which were 50 percent of our total revenues for the six months ended July 31, 2006 and 51 percent of our total revenues for the same period a year ago, to continue to represent a substantial portion of total revenues in the future as we seek to add and manage more paying subscribers, build brand awareness and increase the number of marketing events that we sponsor.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2007, for example, refer to the fiscal year ended January 31, 2007.

Sources of Revenues

We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our on-demand application service, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) related professional services and other revenues. Other revenues consist primarily of training fees. Subscription and support revenues accounted for 90 percent of our total revenues during the six months ended July 31, 2006 and 91 percent during the same period a year ago. Subscription revenues are driven primarily by the number of paying subscribers of our service and the subscription price of our service. None of our customers accounted for more than 5 percent of our revenues during the three and six months ended July 31, 2006 and 2005.

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

Research and Development. Research and development expenses consist primarily of salaries and related expenses, including stock-based expenses, the costs of upgrading our development and test data center and allocated overhead. We have historically focused our research and development efforts on increasing the functionality and enhancing the ease of use of our on-demand application service. Our proprietary, scalable and secure multi-tenant architecture enables us to provide all of our customers with a service based on a single version of our application. As a result, we do not have to maintain multiple versions, which enables us to have relatively low research and development expenses as compared to traditional enterprise software companies. We expect that in the future, research and development expenses will increase in absolute dollars as we upgrade and extend our service offerings and develop new technologies.

We recently upgraded our development and test data center. We expect the annual cost of this data center to be significant.

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

Joint Venture

In December 2000, we established a Japanese joint venture, Kabushiki Kaisha salesforce.com, with SunBridge, Inc., a Japanese corporation, to assist us with our sales efforts in Japan. As of July 31, 2006, we owned a 63 percent interest in the joint venture. Because of this majority interest, we consolidate the venture’s financial results, which are reflected in each revenue, cost of revenues and expense category in our consolidated statement of operations. We then record minority interest, which reflects the minority investors’ interest in the venture’s results, exclusive of intercompany charges. Through July 31, 2006, the operating performance and liquidity requirements of the Japanese joint venture had not been significant. While we plan to expand our selling and marketing activities in Japan in order to add new customers, we believe the future operating performance and liquidity requirements of the Japanese joint venture will not be significant.

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations we defer the direct costs of the consulting arrangement and amortize those costs over the same time period as the consulting revenue is recognized. The deferred cost on our consolidated balance sheet totaled $2,574,000 at July 31, 2006 and $1,686,000 at January 31, 2006.

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

During the six months ended July 31, 2006, we deferred $12.2 million of commission expenditures and we amortized $10.8 million to sales expense. During the same period a year ago, we deferred $7.6 million of commission expenditures and we amortized $6.7 million to sales expense. Deferred commissions on our consolidated balance sheet totaled $18.5 million at July 31, 2006 and $17.1 million at January 31, 2006.

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

We recognized stock-based expense of $17.8 million during the six months ended July 31, 2006. The requirement to expense stock-based awards will continue to materially reduce our reported results of operations. As of July 31, 2006, we had an aggregate of $110.4 million of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. We currently expect this stock compensation balance to be amortized as follows: $18.7 million during the remainder of fiscal 2007; $39.3 million during fiscal 2008; $29.5 million during fiscal 2009; $19.7 million during fiscal 2010; and $3.2 million during fiscal 2011. The expected amortization reflects only outstanding stock awards as of July 31, 2006. We expect to continue to issue share-based awards to our employees in future periods.

The full impact of SFAS 123R in the future is dependent upon, among other things, the timing of when we hire additional employees, the effect of new long-term incentive strategies involving stock awards in order to continue to attract and retain employees, the total number of stock awards granted, the fair value of the stock awards at the time of grant, changes in estimated forfeiture assumption rates and the tax benefit that we may or may not receive from stock-based expenses. Additionally, the application of SFAS 123R requires the use of an option-pricing model to determine the fair value of stock option awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards.

In May 2006, we awarded 346,073 restricted stock units to our employees. We plan to continue awarding restricted stock units in the future. The restricted stock units have an exercise price of $0.001 per share, which is equal to the par value of our common stock, and vest over 4 years. The fair value of the restricted units is based on our stock price on the date of grant, which was $29.35 per share, and compensation expense is recognized on a straight-line basis over the vesting period.

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

	Three months ended July 31,		Six months ended July 31,
	2006	2005	2006	2005
Revenues:
Subscription and support	$106,663	$65,638	$201,156	$123,828
Professional services and other	11,474	6,305	21,667	12,292

Total revenues	118,137	71,943	222,823	136,120

Cost of revenues:
Subscription and support	15,775	8,013	28,550	13,349
Professional services and other	13,356	8,224	25,141	14,853

Total cost of revenues	29,131	16,237	53,691	28,202

Gross profit	89,006	55,706	169,132	107,918
Operating expenses:
Research and development	11,008	5,470	19,833	9,772
Marketing and sales	59,811	34,688	111,827	69,190
General and administrative	19,466	11,355	38,871	20,778
Lease recovery	—	—	—	(285)

Total operating expenses	90,285	51,513	170,531	99,455
Income (loss) from operations	(1,279)	4,193	(1,399)	8,463
Interest income	3,321	1,724	6,311	3,178
Interest expense	(151)	(31)	(162)	(44)
Other income (expense)	137	666	(462)	710

Income before provision for income taxes and minority interest	2,028	6,552	4,288	12,307
Provision for income taxes	(1,713)	(1,310)	(3,718)	(2,461)

Income before minority interest	315	5,242	570	9,846
Minority interest in consolidated joint venture	(460)	(202)	(944)	(426)

Net income (loss)	$(145)	$5,040	$(374)	$9,420

Basic net income (loss) per share	$0.00	$0.05	$0.00	$0.09
Diluted net income (loss) per share	0.00	0.04	0.00	0.08
Weighted-average number of shares used in per share amounts:
Basic	111,838	106,614	111,397	105,918
Diluted	111,838	117,974	111,397	117,181

In addition to the statement of operations data above:

Cash flow provided by operating activities	$30,022	$14,072	$42,438	$31,982

	As of
	July 31, 2006	January 31, 2006	July 31, 2005
Balance sheet data:
Cash, cash equivalents and marketable securities	$334,107	$296,792	$232,710
Deferred revenue	202,836	169,175	117,311
Customer and subscriber data:
Approximate number of customers	24,800	20,500	16,900
Approximate number of paying subscriptions (1)	501,000	399,000	308,000

(1)	Paying subscriptions are defined as unique user accounts, purchased by customers for use by their employees and other customer-authorized users that have not been suspended for non-payment and for which we are recognizing subscription revenue.

	Three months ended July 31,		Six months ended July 31,
	2006	2005	2006	2005
Revenues by geography:
Americas	$92,553	$57,689	$175,578	$108,601
Europe	17,624	10,038	32,574	19,421
Asia Pacific	7,960	4,216	14,671	8,098

	$118,137	$71,943	$222,823	$136,120

Cost of revenues and operating expenses include the following amounts related to stock-based awards (see Note 1 in the Notes to Condensed Consolidated Financial Statements).

	Three months ended July 31,		Six months ended July 31,
	2006	2005	2006	2005
Cost of revenues	$1,442	$160	$2,596	$310
Research and development	1,286	91	2,006	179
Marketing and sales	4,718	365	8,200	727
General and administrative	2,747	322	4,997	578

	$10,193	$938	$17,799	$1,794

The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Three months ended July 31,		Six months ended July 31,
	2006	2005	2006	2005
Revenues:
Subscription and support	90%	91%	90%	91%
Professional services and other	10	9	10	9

Total revenues	100	100	100	100

Cost of revenues:
Subscription and support	13	11	13	10
Professional services and other	12	12	11	11

Total cost of revenues	25	23	24	21

Gross profit	75	77	76	79
Operating expenses:
Research and development	9	7	9	7
Marketing and sales	51	48	50	51
General and administrative	16	16	18	15
Lease abandonment recovery	—	—	—	—

Total operating expenses	76	71	77	73
Income (loss) from operations	(1)	6	(1)	6
Interest income	3	2	3	2
Interest expense	—	—	—	—
Other income (expense)	—	1	—	1

Income before provision for income taxes and minority interest	2	9	2	9
Provision for income taxes	(2)	(2)	(2)	(2)

Income before minority interest	—	7	—	7
Minority interest in consolidated joint venture	—	—	—	—

Net income (loss)	—%	7%	—%	7%

	Three months ended July 31,		Six months ended July 31,
	2006	2005	2006	2005
Revenues by geography:
Americas	78%	80%	79%	80%
Europe	15	14	15	14
Asia Pacific	7	6	6	6

	100%	100%	100%	100%

	Three months ended July 31,		Six months ended July 31,
	2006	2005	2006	2005
Stock-based expenses:
Cost of revenues	1%	—%	1%	—%
Research and development	1	—	1	—
Marketing and sales	4	1	4	1
General and administrative	3	—	2	—

	9%	1%	8%	1%

Overview of the Three Months Ended July 31, 2006

During the three months ended July 31, 2006, the net loss was $145,000 or nil per share. Included in net loss was $10.2 million of stock-based expenses. Net income during the same period a year ago was $5.0 million, or $0.04 per diluted share. Net income during the three months ended July 31, 2005 included $0.9 million of stock-based expenses.

Revenues during the three months ended July 31, 2006 were $118.1 million, an increase of 64 percent over the same period a year ago. The total number of paying subscriptions increased to approximately 501,000 as of July 31, 2006 from approximately 399,000 as of January 31, 2006.

Our gross profit during the three months ended July 31, 2006 was $89.0 million, or 75 percent of revenues, and included pre-tax stock-based expenses of $1.4 million. Our operating loss was $1.3 million and included stock-based expenses of $10.2 million. During the same period a year ago, we generated a gross profit of $55.7 million, or 77 percent of revenues, and had operating income of $4.2 million. Operating income during the three months ended July 31, 2005 also included $0.9 million of stock-based expense.

Additionally, during the three months ended July 31, 2006, we incurred substantial costs and operating expenses related to the expansion of our business. We incurred costs related to our data center capacity and upgrading our development and test data center. Additionally, we added sales personnel to focus on adding new customers and increasing the penetration within our existing customer base, professional services personnel to support our consulting services, and developers to broaden and enhance our on-demand service.

During the three months ended July 31, 2006, we generated $30.0 million of cash from operating activities, as compared to $14.1 million during the same period a year ago. At July 31, 2006, we had cash, cash equivalents and marketable securities of $334.1 million, as compared to $232.7 million at July 31, 2005, accounts receivable of $75.7 million at July 31, 2006, as compared to $50.2 million at July 31, 2005, and deferred revenue of $202.8 million at July 31, 2006, as compared to $117.3 million at July 31, 2005.

Three Months Ended July 31, 2006 and 2005

Revenues. Total revenues were $118.1 million for the three months ended July 31, 2006, compared to $71.9 million during the same period a year ago, an increase of $46.2 million, or 64 percent. Subscription and support revenues were $106.7 million, or 90 percent of total revenues, for the three months ended July 31, 2006, compared to $65.6 million, or 91 percent of total revenues, during the same period a year ago. The increase in subscription and support revenues was due primarily to the increase in the number of paying subscriptions to approximately 501,000 as of July 31, 2006 from approximately 308,000 as of July 31, 2005. Professional services and other revenues were $11.4 million, or 10 percent of total revenues, for the three months ended July 31, 2006, compared to $6.3 million, or 9 percent of total revenues, for the same period a year ago. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of paying subscriptions and customers.

Revenues in Europe and Asia Pacific accounted for $25.6 million, or 22 percent of total revenues, during the three months ended July 31, 2006, compared to $14.3 million, or 20 percent of total revenues, during the same period a year ago, an increase of $11.3 million, or 79 percent. The increase in revenues outside of the Americas was the result of our efforts to expand the number of locations around the world where we conduct business and our international selling and marketing activities.

Cost of Revenues. Cost of revenues was $29.1 million, or 25 percent of total revenues, during the three months ended July 31, 2006, compared to $16.2 million, or 23 percent of total revenues, during the same period a year ago, an increase of $12.9 million. The increase in absolute dollars was primarily due to an increase of $4.2 million in employee-related costs, primarily all of which was due to the 31 percent increase in the headcount of our professional services organization since July 31, 2005, an increase of $1.3 million in stock-based expenses, an increase of $5.1 million in service delivery costs, primarily due to our efforts in adding data center capacity, an increase of $1.0 million in depreciation and amortization expenses and an increase of $1.4 million in outside subcontractor and other service costs. The cost of the additional professional services headcount resulted in the cost of professional services and other revenues to be in excess of the related revenue during the three months ended July 31, 2006 by $1.9 million. We increased the professional services headcount in order to meet the anticipated demand for our consulting and training services as our subscriber base has expanded.

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

Research and Development. Research and development expenses were $11.0 million, or 9 percent of total revenues, during the three months ended July 31, 2006, compared to $5.5 million, or 7 percent of total revenues, during the same period a year ago, an increase of $5.5 million. The increase in absolute dollars was due to an increase of $3.5 million in employee-related costs, $1.2 million in stock-based expenses and $0.7 million in allocated overhead charges. We increased our research and development headcount by 89 percent since July 31, 2005 in order to upgrade and extend our service offerings and develop new technologies. During the three months ended July 31, 2006, we capitalized $0.4 million in development costs associated with planned releases of our application service.

Marketing and Sales. Marketing and sales expenses were $59.8 million, or 51 percent of total revenues, during the three months ended July 31, 2006, compared to $34.7 million, or 48 percent of total revenues, during the same period a year ago, an increase of $25.1 million. The increase in absolute dollars was primarily due to an increase of $17.2 million in employee-related costs, $4.4 million in stock-based expenses, $0.9 million in marketing, advertising and event costs and a $2.1 million increase in allocated overhead. Our marketing and sales headcount increased by 54 percent since July 31, 2005 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative. General and administrative expenses were $19.5 million, or 16 percent of total revenues, during the three months ended July 31, 2006, compared to $11.4 million, or 16 percent of total revenues, during the same period a year ago, an increase of $8.1 million. The increase was primarily due to an increase of $6.5 million in employee-related costs, $2.4 million in stock-based expenses, $1.6 million in infrastructure-related costs and $0.6 million in professional and outside service costs, which were primarily offset by $3.0 million in increased allocated charges to non-general and administrative departments. Our general and administrative headcount increased by 54 percent since July 31, 2005 as we added personnel to support our growth.

Operating Income (Loss). Operating loss during the three months ended July 31, 2006 was $1.3 million and included $10.2 million of stock-based expenses related to SFAS 123R. During the same period a year ago, operating income was $4.2 million. The increase in our revenues were re-invested in an effort to expand our business.

Interest Income. Interest income consists of investment income on cash and marketable securities balances. Interest income was $3.3 million during the three months ended July 31, 2006 and was $1.7 million during the same period a year ago. The increase was primarily due to increased marketable securities balances resulting from the cash generated by operating activities and increased market interest rates.

Provision for Income Taxes. We recorded a provision for income taxes of $1.7 million during the three months ended July 31, 2006, compared to a provision for income taxes of $1.3 million during the same period a year ago. The fiscal 2007 provision as a percentage of income before provision for income taxes was significantly higher than the previous year primarily due to foreign losses for which no tax benefit can be realized, certain nondeductible stock-based expenses resulting from the adoption of SFAS 123R and the expiration of the U.S. federal research and development tax credit on December 31, 2005.

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

Six Months Ended July 31, 2006 and 2005

Revenues. Total revenues were $222.8 million for the six months ended July 31, 2006, compared to $136.1 million during the same period a year ago, an increase of $86.7 million, or 64 percent. Subscription and support revenues were $201.2 million, or 90 percent of total revenues, for the six months ended July 31, 2006, compared to $123.8 million, or 91 percent of total revenues, during the same period a year ago. The increase in subscription and support revenues was due primarily to the increase in the number of paying subscriptions. Professional services and other revenues were $21.6 million, or 10 percent of total revenues, for the six months ended July 31, 2006, compared to $12.3 million, or 9 percent of total revenues, for the same period a year ago. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of paying subscriptions and customers.

Revenues in Europe and Asia Pacific accounted for $47.2 million, or 21 percent of total revenues, during the six months ended July 31, 2006, compared to $27.5 million, or 20 percent of total revenues, during the same period a year ago, an increase of $19.7 million, or 72 percent. The increase in revenues outside of the Americas was the result of our efforts to expand the number of locations around the world where we conduct business and our international selling and marketing activities.

Cost of Revenues. Cost of revenues was $53.7 million, or 24 percent of total revenues, during the six months ended July 31, 2006, compared to $28.2 million, or 21 percent of total revenues, during the same period a year ago, an increase of $25.5 million. The increase in absolute dollars was primarily due to an increase of $9.0 million in employee-related costs, primarily due to the 17 percent increase in the headcount of our professional services organization since January 31, 2006, an increase of $2.3 million in stock-based expenses, an increase of $9.4 million in service delivery costs, primarily due to our efforts in adding data center capacity, an increase of $1.7 million in depreciation and amortization expenses, an increase of $2.3 million in outside subcontractor and other service costs and an increase of $0.6 million in allocated overhead charges. The cost of the additional professional services headcount resulted in the cost of professional services and other revenues to be in excess of the related revenue during the six months ended July 31, 2006 by $3.5 million. We increased the professional services headcount in order to meet the anticipated demand for our consulting and training services as our subscriber base has expanded.

As described above, we intend to continue to invest additional resources in our on-demand application service and in our capacity to deliver professional services. The timing of these additional expenses, together with the new requirement to expense stock options, will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues. Excluding the impact of stock-based compensation expense, we believe that our cost of revenues as a percentage of revenues will approximate recent percentages.

Research and Development. Research and development expenses were $19.8 million, or 9 percent of total revenues, during the six months ended July 31, 2006, compared to $9.8 million, or 7 percent of total revenues, during the same period a year ago, an increase of $10.0 million. The increase in absolute dollars was due to an increase of $5.8 million in employee-related costs, $1.8 million in stock-based expenses, $1.2 million in equipment and service costs and $1.3 million in allocated overhead charges. We increased our research and development headcount by 57 percent since January 31, 2006 in order to upgrade and extend our service offerings and develop new technologies.

Marketing and Sales. Marketing and sales expenses were $111.8 million, or 50 percent of total revenues, during the six months ended July 31, 2006, compared to $69.2 million, or 51 percent of total revenues, during the same period a year ago, an increase of $42.6 million. The increase in absolute dollars was primarily due to an increase of $32.2 million in employee-related costs, $7.5 million in stock-based expenses, $3.8 million increase in allocated overhead, which were primarily offset by $2.3 million in decreased marketing, advertising and event expenses. Our marketing and sales headcount increased by 21 percent since January 31, 2006 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative. General and administrative expenses were $38.9 million, or 18 percent of total revenues, during the six months ended July 31, 2006, compared to $20.8 million, or 15 percent of total revenues, during the same period a year ago, an increase of $18.1 million. The increase was primarily due to an increase of $14.2 million in employee-related costs, $4.4 million in stock-based expenses, $1.7 million in infrastructure-related costs and $2.0 million in professional and outside service costs, which were primarily offset by $5.7 million in increased allocated charges to non-general and administrative departments. Our general and administrative headcount increased by 25 percent since January 31, 2006 as we added personnel to support our growth.

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

Operating Income (Loss). Operating loss during the six months ended July 31, 2006 was $1.4 million and included $17.8 million of pre-tax stock-based expenses related to SFAS 123R. During the same period a year ago, operating income was $8.5 million. The increase in our revenues were re-invested in an effort to expand our business.

Interest Income. Interest income consists of investment income on cash and marketable securities balances. Interest income was $6.3 million during the six months ended July 31, 2006 and was $3.2 million during the same period a year ago. The increase was primarily due to increased marketable securities balances resulting from the cash generated by operating activities and increased market interest rates.

Other Income (Expense). Other expense was $0.5 million during the six months ended July 31, 2006. Other income was $0.7 million during the same period a year ago. The increase in other expense was primarily due to losses on foreign currency transactions.

Provision for Income Taxes. We recorded a provision for income taxes of $3.7 million during the six months ended July 31, 2006, compared to a provision for income taxes of $2.5 million during the same period a year ago. The fiscal 2007 provision as a percentage of income before provision for income taxes was significantly higher than the previous year primarily due to foreign losses for which no tax benefit can be realized, certain nondeductible stock-based expenses resulting from the adoption of SFAS 123R and the expiration of the U.S. federal research and development tax credit on December 31, 2005.

Recent Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for fiscal years beginning after December 15, 2006. We are currently evaluating what impact, if any, the adoption of FIN 48 will have on our financial position and results of operations.

Liquidity and Capital Resources

At July 31, 2006, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $334.1 million and accounts receivable of $75.7 million.

Net cash provided by operating activities was $42.4 million during the six months ended July 31, 2006 and $32.0 million during the same period a year ago. The improvement in cash flow was primarily due to the increased number of paying subscriptions to our service. Cash provided by operating activities has historically been affected by sales of subscriptions and support and professional services, changes in working capital accounts, particularly increases in accounts receivable and deferred revenue and the timing of commission and bonus payments, and add-backs of non-cash expense items such as depreciation and the expense related to stock-based awards.

Net cash used in by investing activities was $7.9 million during the six months ended July 31, 2006 and $50.7 million during the same period a year ago. The net reduction was primarily due to changes in marketable securities and lower capital expenditures. In April 2006, we acquired Sendia Corporation for $15.5 million including acquisition costs.

Net cash provided by financing activities was $16.5 million during the six months ended July 31, 2006 and $7.8 million during the same period a year ago. During the six months ended July 31, 2006, the $10.9 million of proceeds from the exercise of employee stock options and warrants and the $5.9 million of tax benefits from our employee stock plans were offset by principal payments on capital lease obligations.

As of July 31, 2006, we have a total of $4.4 million in letters of credit outstanding substantially in favor of our landlords for office space in San Francisco, California, New York, Singapore and Switzerland. None of these letters of credit are collateralized. To date, no amounts have been drawn against the letters of credit, which renew annually and mature at various dates through December 2015.

We lease office space and equipment under noncancelable operating and capital leases with various expiration dates.

As of July 31, 2006, our future minimum lease payments under noncancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Period:
Remaining six months in fiscal 2007	$319	$26,693
Fiscal 2008	181	50,406
Fiscal 2009	7	38,379
Fiscal 2010	—	14,908
Fiscal 2011	—	11,971
Thereafter	—	31,356

Total minimum lease payments	507	$173,713

Less: amount representing interest	(12)

Present value of capital lease obligations	$495

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

Interest rate sensitivity

We had cash, cash equivalents and marketable securities totaling $334.1 million at July 31, 2006. These amounts were invested primarily in money market funds and instruments, corporate notes and bonds, government securities and other debt securities with strong credit ratings. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes.

Our fixed-income portfolio is subject to interest rate risk. An immediate increase or decrease in interest rates of 100-basis points could result in a $1.5 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 26, 2004, a purported class action complaint was filed in the United States District Court for the Northern District of California, entitled Morrison v. salesforce.com, inc. et al., against the Company, its Chief Executive Officer and its Chief Financial Officer. The complaint alleged violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), purportedly on behalf of all persons who purchased salesforce.com common stock between June 21, 2004 and July 21, 2004, inclusive. The claims were based upon allegations that defendants failed to disclose an allegedly declining trend in its revenues and earnings. Subsequently, four other substantially similar class action complaints were filed in the same district based upon the same facts and allegations, asserting claims under Section 10(b) and Section 20(a) of the 1934 Act and Section 11 and Section 15 of the Securities Act of 1933, as amended. The actions were consolidated under the caption In re salesforce.com, inc. Securities Litigation, Case No. C-04-3009 JSW (N.D. Cal.). On December 22, 2004, the Court appointed Chuo Zhu as lead plaintiff. On February 22, 2005, lead plaintiff filed a Consolidated and Amended Class Action Complaint (the “CAC”). The CAC alleged violations of Section 10(b) and Section 20(a) of the 1934 Act, purportedly on behalf of all persons who purchased salesforce.com common stock between June 23, 2004 and July 21, 2004, inclusive. As in the original complaints, the claims in the CAC were based upon allegations that defendants failed to disclose an allegedly declining trend in its revenues and earnings. On April 14, 2005, defendants filed a motion to dismiss the CAC. On April 15, 2005, the Court granted lead plaintiff leave to file an amended/superseding complaint. On April 22, 2005, lead plaintiff filed a Corrected and Superceding [sic] First Amended Class Action Complaint (“FAC”). As in the CAC, the FAC alleged violations of Section 10(b) and Section 20(a) of the 1934 Act, purportedly on behalf of all persons who purchased salesforce.com common stock between June 23, 2004 and July 21, 2004, inclusive. The claims in the FAC were based upon allegations that defendants failed to disclose an internal forecast that earnings for fiscal year 2005 would decline from the prior fiscal year. On April 29, 2005, defendants filed a motion to dismiss the FAC. On December 22, 2005, the court entered an order granting defendants’ motion to dismiss, with prejudice, and directing the clerk to close the file. On January 23, 2006, lead plaintiff filed a motion for leave to file a motion for reconsideration, as well as a notice of appeal to the United States Court of Appeals for the Ninth Circuit. On January 26, 2006, the Ninth Circuit entered a time schedule order for the appeal, requiring, inter alia, lead plaintiff to file his opening brief on May 11, 2006, and defendants to file their responsive brief on June 12, 2006. On January 27, 2006, defendants filed a motion to strike as untimely lead plaintiff’s motion for leave to file a motion for reconsideration. On February 2, 2006, lead plaintiff filed a motion with the Ninth Circuit requesting a stay of the appellate proceedings pending the district court’s determination of lead plaintiff’s motion for leave and defendants’ motion to strike. Defendants opposed that motion. On February 9, 2006, the Ninth Circuit denied the lead plaintiff’s motion for a stay of the appellate proceedings, without prejudice to making a motion for limited remand. On March 1, 2006, the district court denied the lead plaintiff’s motion for leave to file a motion for reconsideration and defendants’ motion to strike on grounds of lack of jurisdiction. Also on March 1, 2006, the lead plaintiff filed a motion with the district court seeking certification for limited remand from the Ninth Circuit. Defendants opposed this motion, which was denied by the district court on April 3, 2006. The lead plaintiff filed his opening brief with the Ninth Circuit on May 25, 2006 and the Company filed its answering brief on July 17, 2006. The lead plaintiff’s reply brief is due on August 17, 2006. The Company does not believe that the lawsuit has any merit and intends to continue to defend the action and appeal vigorously.

On August 6, 2004, a shareholder derivative action was filed in the Superior Court of the State of California, San Francisco County, entitled Borrelli v. Benioff, et al., against the Company’s Chief Executive Officer, its Chief Financial Officer and members of its Board of Directors alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment under state common law. Subsequently, a substantially similar complaint was filed in the same court based on the same facts and allegations, entitled Johnson v. Benioff, et al. The two actions were consolidated under the caption Borrelli v. Benioff, Case No. CGC-04-433615 (Cal. Super. Ct., S.F. Cty.). On October 5, 2004, plaintiffs filed a consolidated complaint, which is based upon the same facts and circumstances as alleged in the shareholder class action discussed above, and asserts that the defendants breached their fiduciary duties by making, or failing to prevent

salesforce.com, inc. and its management from making, statements or omissions that potentially subject the Company to liability and injury to its reputation. The action seeks damages on behalf of salesforce.com in an unspecified amount, among other forms of legal and equitable relief. Salesforce.com is named solely as a nominal defendant against which no recovery is sought. The plaintiff shareholders made no demand upon the Board of Directors prior to filing these actions. On June 15, 2006, defendants filed a demurrer to the consolidated complaint on the grounds that plaintiffs lack standing to pursue the action because of their failure to make demand upon the Board of Directors. The hearing on defendants’ demurrer is scheduled for August 31, 2006. To this point, no discovery has occurred in this case. The derivative action is still in the preliminary stages, and it is not possible for the Company to quantify the extent of potential liability to the individual defendants, if any. Management does not believe that the lawsuits have any merit and intends to defend the actions vigorously.

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

ITEM 1A. RISK FACTORS

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2006 and our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2006.

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

As of July 31, 2006, we serve all of our customers from a single, third-party Web hosting facility located on the west coast of the United States, operated by Equinix, Inc. As part of our current disaster recovery arrangements, our production environment and all of our customers’ data is currently replicated in near real-time in a separate standby facility located on the east coast. We do not control the operation of any of these facilities, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at both facilities could result in lengthy interruptions in our service. Even with the disaster recovery arrangements, our service could be interrupted.

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

Our service involves the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, during transfer of data to additional data centers or at any time, and, as a result, someone obtains unauthorized access to one of our customers’ data, our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers. In addition, our customers may authorize third party technology providers, whose applications are available through our AppExchange directory, access to their customer data. Because we do not control the transmissions between our customers and third-party AppExchange participants or the processing of such data by third-party AppExchange participants, we cannot ensure the complete integrity or security of such transmissions or processings.

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

Our current principal competitors include:

•	enterprise software application vendors including Amdocs Limited, Infor Global Solutions, which recently acquired SSA Global Technologies, Inc., Epicor, IBM Corporation, Microsoft Corporation, SAP AG, and Oracle Corporation;

•	packaged CRM software vendors, some of whom offer hosted services, such as FrontRange Solutions, Inc., Made2Manage Systems Inc., which recently acquired Onyx Software Corp., Pivotal Corporation, which is owned by CDC Software Corporation, a subsidiary of chinadotcom corporation, Sage Group plc, and SugarCRM;

•	on-demand CRM application service providers such as Oracle, SAP, NetSuite, Inc., RightNow Technologies, Inc.; and

•	enterprise application service providers including British Telecom and IBM.

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

We have incurred significant operating losses in each fiscal quarter from our inception in February 1999 through fiscal 2003 and we have begun generating profits only since fiscal 2003. As we are a relatively young company in an emerging market and with the new requirement to begin expensing stock options in fiscal 2007, we may not be able to maintain profitability and we may again incur significant operating losses in the future, exclusive of the requirement to expense stock options. In addition, we expect our costs and operating expenses to increase in the future as we expand our operations. If our revenue does not grow to offset these expected increased costs and operating expenses, we will not continue to be profitable. You should not consider recent quarterly revenue growth as indicative of our future performance. In fact, in future quarters we may not have any revenue growth and our revenue could decline. Furthermore, if our costs and operating expenses exceed our expectations, our financial performance will be adversely affected.

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

We are currently experiencing a period of increasing headcount and rapid growth in our operations, which has placed, and will continue to place, to the extent that we are able to sustain such growth, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate that further growth will be required to address increases in our customer base, as well as our expansion into new geographic areas.

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

As part of our business strategy, we may acquire, enter into joint ventures with or make investments in complementary companies, services and technologies in the future. In April 2006, we acquired 100 percent of the stock of Sendia Corporation, a privately-held on-demand wireless application company based in Santa Monica, California, for $15.5 million in cash, including acquisition costs. This was our first acquisition. Acquisitions and investments involve numerous risks, including:

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

We are required to comply on an on-going basis with the Sarbanes-Oxley Act, or SOX, requirements involving the assessment of our internal controls over financial reporting and our independent public accountants’ audit of that assessment. These requirements first became applicable to us on January 31, 2006. Our efforts to comply with the SOX requirements have required, and will continue to require the commitment of significant financial and personnel resources.

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

Our success depends largely upon the continued services of our executive officers and other key members of management. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. Such changes in our executive management team may be disruptive to our business.

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

To continue to execute on our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software and Internet-related services and senior sales executives. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain key employees. Furthermore, the new requirement to expense stock options may discourage us from granting the size or type of stock option awards that job candidates require to join our company. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

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

Effective February 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expenses in the statement of operations based on their fair values and vesting periods. As a result of implementing SFAS 123R, we recognized pre-tax stock-based expense of $17.8 million during the six months ended July 31, 2006. We believe this change in accounting will continue to materially reduce our future reported results of operations.

Unanticipated changes in our effective tax rate could adversely affect our future results.

We are subject to income taxes in the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions.

Our tax rate in fiscal 2007 is significantly higher than in previous years. The tax rate is affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, the tax accounting for option activities pursuant to the new requirement to expense stock options and the valuation of deferred tax assets and liabilities. Increases in our effective tax rate could materially affect our net results.

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

In addition, if the market for technology stocks or the stock market in general experiences uneven investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies within, or outside, our industry even if these events do not directly affect us. Any volatility in our stock price may result in litigation, such as the lawsuits filed following the approximately 25% decline in our stock price on July 21, 2004, which may harm our business and results of operations.

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

Our executive officers, directors, current 5 percent or greater stockholders and affiliated entities together beneficially own a majority of our outstanding common stock. As a result, these stockholders, acting together, will have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. Securities Sold

Since May 1, 2006 we issued 125,000 shares of common stock upon the exercise of warrants held by the salesforce.com/foundation, commonly referred to as the Foundation, at an exercise price of $1.10 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2006 Annual Meeting of Stockholders was held on July 6, 2006. The following proposals were adopted as follows.

1.	To elect two Class II directors, Craig Ramsey and Sanford R. Robertson, to serve for a term of three years and until their successors are duly elected and qualified:

	For	Withheld
Craig Ramsey	97,454,202	2,253,778
Sanford R. Robertson	99,608,273	99,707

2.	To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending January 31, 2007:

For	Against	Withheld
99,626,134	73,481	8,365

Other directors whose term continued after the 2006 Annual Meeting of Stockholders include Marc Benioff, Craig Conway, Alan Hassenfeld, Stratton Sclavos, Larry Tomlinson and Shirley Young.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

The Exhibits listed below are filed as part of this Form 10-Q.

Exhibit 3.1(1)	Restated Certificate of Incorporation of salesforce.com, inc.

Exhibit 3.2(1)	Amended and Restated Bylaws of salesforce.com, inc.

Exhibit 10.1*	2004 Equity Incentive Plan, as amended

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a compensatory plan or arrangement.
(1)	Incorporated by reference from the Company’s registration statement on Form S-1 (No. 333-111289) as filed with the Securities and Exchange Commission on April 20, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 18, 2006

salesforce.com, inc.

/s/ Steve Cakebread
Steve Cakebread
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)