Form 10-Q
period 2006-10-31
SALESFORCE COM INC
filed 2006-11-17
CIK 1108524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2006

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

As of October 31, 2006, there were approximately 113.5 million shares of the Registrant’s Common Stock outstanding.

salesforce.com, inc.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

salesforce.com, inc.

Condensed Consolidated Balance Sheets

(in thousands)

	October 31, 2006	January 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$70,324	$99,842
Short-term marketable securities	174,574	107,723
Accounts receivable, net	82,808	76,128
Deferred commissions	15,479	13,186
Prepaid expenses and other current assets	12,749	6,338

Total current assets	355,934	303,217
Marketable securities, noncurrent	126,380	89,227
Fixed assets, net	28,151	24,216
Deferred commissions, noncurrent	5,319	3,889
Deferred income taxes, noncurrent	20,850	10,416
Goodwill	6,743	—
Other assets	12,312	3,784

Total assets	$555,689	$434,749

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,660	$10,212
Accrued expenses and other current liabilities	59,025	48,782
Income taxes payable	4,207	2,650
Deferred income taxes	5,637	3,191
Deferred revenue	219,431	169,175
Current portion of capital lease obligations	327	615

Total current liabilities	294,287	234,625
Capital lease obligations, net of current portion	13	184
Long-term lease abandonment liability and other	1,089	1,155
Minority interest	3,919	2,414

Total liabilities	299,308	238,378

Commitments and contingencies

Stockholders’ equity:
Common stock	114	111
Additional paid-in capital	294,365	237,010
Deferred stock-based compensation	—	(2,531)
Accumulated other comprehensive loss	(1,949)	(2,105)
Accumulated deficit	(36,149)	(36,114)

Total stockholders’ equity	256,381	196,371

Total liabilities and stockholders’ equity	$555,689	$434,749

See accompanying Notes to Condensed Consolidated Financial Statements.

salesforce.com, inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2006	2005	2006	2005
Revenues:
Subscription and support	$118,433	$74,386	$319,589	$198,214
Professional services and other	11,620	8,287	33,287	20,579

Total revenues	130,053	82,673	352,876	218,793

Cost of revenues (1):
Subscription and support	16,628	10,069	45,178	23,418
Professional services and other	14,732	9,515	39,873	24,368

Total cost of revenues	31,360	19,584	85,051	47,786

Gross profit	98,693	63,089	267,825	171,007
Operating expenses (1):
Research and development	11,450	6,602	31,283	16,374
Marketing and sales	66,526	37,905	178,353	107,095
General and administrative	20,840	12,195	59,711	32,973
Lease recovery	—	—	—	(285)

Total operating expenses	98,816	56,702	269,347	156,157
Income (loss) from operations	(123)	6,387	(1,522)	14,850
Interest income	4,151	2,036	10,462	5,214
Interest expense	(19)	(12)	(181)	(56)
Other income (expense)	309	(74)	(153)	636

Income before (provision) benefit for income taxes and minority interest	4,318	8,337	8,606	20,644
(Provision) benefit for income taxes	(3,418)	5,101	(7,136)	2,640

Income before minority interest	900	13,438	1,470	23,284
Minority interest in consolidated joint venture	(561)	(341)	(1,505)	(767)

Net income (loss)	$339	$13,097	$(35)	$22,517

Basic net income (loss) per share	$0.00	$0.12	$0.00	$0.21
Diluted net income (loss) per share	0.00	0.11	0.00	0.19
Weighted-average number of shares used in per share amounts:
Basic	112,885	107,781	111,889	106,547
Diluted	120,279	118,655	111,889	117,764
(1) Amounts include stock-based expenses, as follows (see Note 1):

	Three months ended October 31,		Nine months ended October 31,
	2006	2005	2006	2005
Cost of revenues	$1,304	$135	$3,900	$445
Research and development	1,195	77	3,201	256
Marketing and sales	4,826	301	13,026	1,028
General and administrative	2,915	312	7,912	890

	$10,240	$825	$28,039	$2,619

See accompanying Notes to Condensed Consolidated Financial Statements.

salesforce.com, inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2006	2005	2006	2005
Operating activities
Net income (loss)	$339	$13,097	$(35)	$22,517
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest in consolidated joint venture	561	341	1,505	767
Depreciation and amortization	3,339	1,490	8,767	4,079
Amortization of deferred commissions	5,827	3,629	16,605	10,357
Lease recovery	—	—	—	(285)
Expense related to stock-based awards	10,240	825	28,039	2,619
Excess tax benefits from employee stock plans (see Note 1)	(4,878)	794	(10,806)	2,712
Changes in assets and liabilities	15,199	4,395	28,990	13,787

Net cash provided by operating activities	30,627	24,571	73,065	56,553

Investing activities
Business combination	—	—	(15,502)	—
Restricted cash	—	3,307	—	3,191
Changes in marketable securities	(116,209)	37,750	(103,152)	(283)
Capital expenditures	(9,085)	(5,291)	(14,498)	(17,820)

Net cash provided by (used in) investing activities	(125,294)	35,766	(133,152)	(14,912)

Financing activities
Proceeds from the exercise of stock options and warrants	10,149	2,209	21,040	9,651
Excess tax benefits from employee stock plans (see Note 1)	4,878	—	10,806	—
Principal payments on capital lease obligations	(155)	(152)	(459)	(463)
Repurchase of unvested shares	—	—	(10)	(28)
Collection of notes receivable from stockholders	—	—	—	727

Net cash provided by financing activities	14,872	2,057	31,377	9,887

Effect of exchange rate changes	127	(179)	(808)	96

Net increase (decrease) in cash and cash equivalents	(79,668)	62,215	(29,518)	51,624
Cash and cash equivalents at beginning of period	149,992	25,140	99,842	35,731

Cash and cash equivalents at end of period	$70,324	$87,355	$70,324	$87,355

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$19	$12	$181	$56
Income taxes, net of tax refunds	$63	$39	$183	$(77)
Noncash financing and investing activities
Fixed assets acquired under capital lease	$—	$7	$—	$129
Net exercise of warrants	$—	$—	$—	$48

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of October 31, 2006 and the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three and nine months ended October 31, 2006 and 2005, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2006 was derived from the audited consolidated financial statements which are included in the Company’s Form 10-K for the fiscal year ended January 31, 2006, which was filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2006. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s fiscal 2006 Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments, which are of a normal recurring nature, necessary for the fair presentation of the Company’s statement of financial position as of October 31, 2006, and its results of operations and its cash flows for the three and nine months ended October 31, 2006 and 2005. The results for the three and nine months ended October 31, 2006 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2007.

Accounting for Stock-Based Compensation

Effective February 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (as revised), Share-Based Payment, or SFAS 123R, using the modified prospective transition method and therefore has not restated results for prior periods. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expenses in the statement of operations based on their fair values and vesting periods.

As a result of implementing SFAS 123R, the Company’s income before provision for income taxes and minority interest for the nine months ended October 31, 2006 was $26.0 million, or approximately $15.1 million after tax, lower than if it had continued to account for share-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Basic and diluted earnings per

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

share for the nine months ended October 31, 2006 were $0.13 lower than if the Company continued to account for share-based compensation under APB 25.

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

The Company recognizes these stock-based expenses on a straight-line basis over the requisite service period of the award, which is the option vesting term of four years. The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on a review of recent forfeiture activity and expected future employee turnover. The effect of adjusting the forfeiture rate for all expense amortization after February 1, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the third quarter and the first nine months of fiscal 2007 was insignificant.

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

Also, in accordance with SFAS 123R, beginning in the first quarter of fiscal 2007, the Company presented the benefits of tax deductions in excess of recognized compensation expense (“excess tax benefits from employee stock plans”) as a cash flow from financing activities in the accompanying Condensed Consolidated Statements of Cash Flows, rather than as a cash flow from operating activities, as was prescribed under accounting rules applicable through fiscal 2006. These benefits totaled $4.9 million and $10.8 million during the three and nine months ended October 31, 2006, respectively, and $0.8 million and $2.7 million for the three and nine months ended October 31, 2005, respectively.

During the nine months ended October 31, 2006, the Company awarded 462,543 restricted stock units to its employees from one of its stockholder approved stock incentive plans. The restricted stock units, which upon vesting entitles the holder to one share of common stock for each restricted stock unit, have an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and vest over 4 years. The fair value of the restricted stock units is based on the Company’s closing stock price on the date of grant, which ranged from $29.35 to $33.25 per share during the nine months ended October 31, 2006, and compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period.

As of October 31, 2006, the aggregate stock compensation remaining to be amortized to costs and expenses was $113.4 million. The Company expects this stock compensation balance to be amortized as follows: $9.5 million during the remainder of fiscal 2007; $38.1 million during fiscal 2008; $33.1 million during fiscal 2009; $23.7 million during fiscal 2010; and $9.0 million during fiscal 2011. The expected amortization reflects only outstanding stock awards as of October 31, 2006.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three months ended October 31,		Nine months ended October 31,
	2006	2005	2006	2005
Volatility	50%	50%	48-50%	50-75%
Weighted-average estimated life	4 years	4 years	4 years	4 years
Weighted-average risk-free interest rate	4.51-4.63%	3.82-4.46%	4.51-5.03%	3.79-4.46%
Dividend yield	—	—	—	—
Weighted-average fair value per share of grants	$16.56	$10.51	$14.34	$9.32

The expected life of options granted is based on the simplified calculation of expected life, described in the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin 107. Accordingly, the weighted-average estimated life assumption of 4 years is based on the average of the vesting term and the 5 year contractual lives of all options awarded after February 1, 2006. The weighted-average risk free interest rate is based on the rate for a 4 year U.S. government security at the time of the option grant.

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

Had compensation cost for the Company’s stock-based compensation plans been determined using the fair-value method at the grant date for awards under those plans calculated using the Black-Scholes pricing model and recognized on a straight-line basis over the option vesting periods, the Company’s net income for the three and nine months ended October 31, 2005 would have been decreased to the pro forma amounts indicated below (in thousands, except per share data):

	Three months ended October 31, 2005	Nine months ended October 31, 2005
Net income, as reported	$13,097	$22,517
Add: Total stock-based compensation expense included in the determination of net income	634	2,148
Deduct: Total stock-based compensation expense determined under the fair-value-based method for all awards. Such expense amounts are not net of tax benefits.	(6,024)	(16,030)

Net income, pro forma	$7,707	$8,635

Net income, per share:
Basic:
As reported	$0.12	$0.21
Pro forma	0.07	0.08
Diluted:
As reported	$0.11	$0.19
Pro forma	0.07	0.07

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Additionally, the Company holds a majority interest in Kabushiki Kaisha salesforce.com (“Salesforce Japan”), a Japanese joint venture. As of October 31, 2006, the Company owned a 63 percent interest in the joint venture. Given the Company’s majority ownership interest in the joint venture, the accounts of the joint venture have been consolidated with the accounts of the Company, and a minority interest has been recorded for the minority investors’ interests in the net assets and operations of the joint venture to the extent of the minority investors’ individual investments. Additionally, the Company records gains and losses resulting from the change of interest in Salesforce Japan directly to stockholders’ equity as additional paid-in capital.

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

The Company’s accounts receivable and net revenues are derived from a large number of direct customers. No customer accounted for more than 5 percent of accounts receivable at October 31, 2006 and January 31, 2006. No single customer accounted for 5 percent or more of total revenue during the three and nine month periods ended October 31, 2006 and 2005.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

As of October 31, 2006 and January 31, 2006, assets located outside the Americas were 10 percent and 6 percent of total assets, respectively. Revenues by geographical region are as follows (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2006	2005	2006	2005
Revenues by geography:
Americas	$101,240	$66,021	$276,818	$174,622
Europe	19,821	11,356	52,395	30,777
Asia Pacific	8,992	5,296	23,663	13,394

	$130,053	$82,673	$352,876	$218,793

As of October 31, 2006, the Company serves all of its customers and users from a single, third-party Web hosting facility located on the west coast of the United States, operated by Equinix, Inc. As part of the Company’s current disaster recovery arrangements, the existing production environment and all of the customers’ data is replicated in near real-time in a separate back-up facility located on the east coast. The Company does not control the operation of any of these facilities, and they are vulnerable to damage or interruption. Even with the disaster recovery arrangements, the Company’s service could be interrupted.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, which primarily consist of cash on deposit with banks and money market funds, are stated at cost, which approximates fair value.

Marketable Securities

Management determines the appropriate classification of investments in marketable securities at the time of purchase in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities and reevaluates such determination at each balance sheet date. Securities, which are classified as available for sale at October 31, 2006 and January 31, 2006, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Fair value is determined based on quoted market rates. Realized gains and losses and declines in value judged to be other-than-temporary on securities available for sale are included as a component of interest income. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of interest income.

Comprehensive Income

Comprehensive income consists of net income (loss) and other comprehensive income, which includes certain changes in equity that is excluded from net income. Specifically, cumulative foreign currency translation and unrealized gains and losses on marketable securities adjustments, net of tax, are included in accumulated other comprehensive loss. Comprehensive income has been reflected in stockholders’ equity.

Comprehensive income consisted of the following (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2006	2005	2006	2005
Net income (loss)	$339	$13,097	$(35)	$22,517
Translation adjustment	(219)	(98)	(696)	(589)
Unrealized gain (loss) on marketable securities	630	(322)	852	(992)

Total comprehensive income	$750	$12,677	$121	$20,936

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The components of accumulated other comprehensive loss were as follows (in thousands):

	October 31, 2006	January 31, 2006
	(unaudited)
Foreign currency translation adjustments	$(1,233)	$(537)
Net unrealized losses on marketable securities	(716)	(1,568)

	$(1,949)	$(2,105)

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the fiscal period. Diluted net income (loss) per share is computed giving effect to all potential dilutive common stock, including options, restricted stock units and warrants.

A reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$339	$13,097	$(35)	$22,517
Denominator:
Weighted-average shares outstanding for basic earnings (loss) per share, net of weighted-average shares of common stock subject to repurchase	112,885	107,781	111,889	106,547
Effect of dilutive securities:
Employee stock awards and warrants	7,394	10,874	—	11,217

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings (loss) per share	120,279	118,655	111,889	117,764

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

	Three months ended October 31,		Nine months ended October 31,
	2006	2005	2006	2005
Options	4,370	654	—	797

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized.

The Company recorded a provision for income taxes of $7.1 million during the nine months ended October 31, 2006, compared to an income tax benefit of $2.6 million during the same period a year ago. The fiscal 2006 benefit includes a $6.8 million reversal of the valuation allowance related to certain of our deferred tax assets.

The fiscal 2007 provision as a percentage of income before provision for income taxes and minority interest was significantly higher than the prior year primarily due to foreign losses for which no tax benefit can be realized, certain nondeductible stock-based expenses resulting from the adoption of SFAS 123R and the expiration of the U.S. federal research and development tax credit on December 31, 2005. The total income tax benefit recognized in the accompanying condensed consolidated statements of operations related to SFAS 123R was $7.8 million for the nine months ended October 31, 2006.

A reconciliation of income taxes at the statutory federal income tax rate to the provision (benefit) for income taxes included in the accompanying consolidated statements of operations is as follows (in thousands):

	Nine months ended October 31,
	2006	2005
U.S. federal taxes at statutory rate	$3,012	$7,225
State, net of the federal benefit	746	283
Foreign losses providing no benefit	2,340	1,486
Previously unbenefitted tax assets	—	(4,129)
Foreign taxes in excess of the U.S. statutory rate	1,099	(125)
Tax credits	(723)	(1,623)
Change in valuation allowance	—	(6,769)
Other	662	1,012

	$7,136	$(2,640)

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

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, the Company considers the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, the Company recognizes the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations, the Company defers only the direct costs of the consulting arrangement and amortizes those costs over the same time period as the consulting revenue is recognized. As of October 31, 2006 and January 31, 2006, the deferred cost on the accompanying consolidated balance sheet totaled $3,635,000 and $1,686,000, respectively. These deferred costs are included in prepaid and other current assets and other assets.

On occasion, the Company has purchased from its suppliers goods or services for the Company’s use in its operations at or around the same time these same businesses entered into subscription and/or consulting agreements. The Company generally defines “at or around the same time” as within six months. Revenues recognized from customers who were also suppliers were not significant during the three and nine months ended October 31, 2006 and 2005. Both the procurement and revenue agreements are separately negotiated, settled ultimately in cash, and recorded at what the Company considers to be fair value. When any of these factors is not present, the Company does not recognize the revenue from the underlying sale agreements; rather, the revenue is netted with expenses.

Deferred Revenue

Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s subscription service described above and is recognized as the revenue recognition criteria

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

The Company has entered into service level agreements with a small number of its customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits or terminate their agreements in the event that the Company fails to meet those levels. During the nine months ended October 31, 2006, the Company recorded a provision of approximately $0.9 million for potential credits and paid out approximately $0.8 million. As of October 31, 2006 and January 31, 2006, the reserve balance was approximately $1.5 million and $1.4 million, respectively.

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

Recent Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of whether it is more likely than not that a tax position will be sustained upon examination. Measurement of the tax

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

uncertainty occurs if the recognition threshold has been met. FIN 48 also provides guidance on the recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating what impact, if any, the adoption of FIN 48 will have on its financial position and results of operations.

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

Management’s preliminary allocation of the purchase price consideration, based on a valuation of the acquired assets and liabilities performed in part by an unrelated third-party appraiser, is as follows (in thousands):

Net tangible assets	$447
Developed technology	5,710
Customer relationships	690
Goodwill	6,743
Deferred taxes	2,612
Deferred revenue	(700)

Total purchase price consideration	$15,502

The above purchase price allocation is preliminary. During the three months ended October 31, 2006, the Company reduced the value of an acquired liability with a corresponding reduction in the value of the goodwill. The portion of the purchase price allocation that is not yet finalized is the valuation of acquired net operating losses. When this valuation is completed, adjustments to deferred taxes may be required.

The goodwill balance of $6.7 million is not deductible for tax purposes. This asset is attributed to the premium paid for an established wireless solution.

The deferred revenue balance of $0.7 million reflects the estimated fair value of the fulfillment of the existing service arrangements assumed from Sendia in connection with the acquisition plus a reasonable profit margin. The Company estimates that the arrangements assumed from Sendia will be substantially fulfilled by the end of fiscal 2007.

In performing the preliminary purchase price allocation, the Company considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of Sendia’s products. The fair value of intangible assets was primarily based on the income

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

approach. The cost approach was also utilized when appropriate. The rate of return utilized to discount the net cash flows to their present values was 25 percent. At October 31, 2006, identifiable intangible assets purchased in the Sendia acquisition consisted of the following (in thousands, except for useful life):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Useful Life
Developed technology	$5,710	$(1,045)	$4,665	3 years
Customer relationships	690	(126)	564	3 years

	$6,400	$(1,171)	$5,229

3. Balance Sheet Accounts

Marketable Securities

At October 31, 2006, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$146,841	$74	$(362)	$146,553
Municipal bonds	1,959	—	(28)	1,931
US government and agency obligations	152,870	25	(425)	152,470

	$301,670	$99	$(815)	$300,954

At January 31, 2006, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$98,686	$—	$(749)	$97,937
Municipal bonds	1,915	—	(52)	1,863
US government and agency obligations	97,917	4	(771)	97,150

	$198,518	$4	$(1,572)	$196,950

	October 31, 2006	January 31, 2006
	(unaudited)
Recorded as follows (in thousands):
Short-term (due in one year or less)	$174,574	$107,723
Long-term (due between one and 3 years)	126,380	89,227

	$300,954	$196,950

As of October 31, 2006, the following investments were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$29,353	$(95)	$34,355	$(267)	$63,708	$(362)
Municipal bonds	—	—	1,931	(28)	1,931	(28)
US government and agency obligations	54,669	(21)	40,602	(404)	95,271	(425)

	$84,022	$(116)	$76,888	$(699)	$160,910	$(815)

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The unrealized loss for each of these fixed rate investments ranged from less than $1,000 to $35,000. Of the $76.9 million in investments that were in an unrealized loss position 12 months or greater, $61.6 million will reach maturity within the next 12 months. The Company has the ability and intent to hold these investments to maturity and does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of October 31, 2006. The Company expects to receive the full principal and interest on all of these investment securities.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	October 31, 2006	January 31, 2006
	(unaudited)
Deferred professional services costs	$2,935	$1,200
Prepaid expenses and other current assets	9,814	5,138

	$12,749	$6,338

Fixed Assets

Fixed assets consisted of the following (in thousands):

	October 31, 2006	January 31, 2006
	(unaudited)
Computers, equipment and software	$27,807	$24,029
Furniture and fixtures	2,898	2,831
Leasehold improvements	18,770	12,355

	49,475	39,215
Less accumulated depreciation and amortization	(21,324)	(14,999)

	$28,151	$24,216

Depreciation and amortization expense totaled $2,555,000 and $1,383,000 for the three months ended October 31, 2006 and 2005, respectively, and $7,015,000 and $3,764,000 for the nine months ended October 31, 2006 and 2005, respectively.

Fixed assets at October 31, 2006 and January 31, 2006 included a total of $3,616,000 acquired under capital lease agreements. Accumulated amortization relating to equipment and software under capital leases totaled $3,217,000 and $2,765,000, respectively, at October 31, 2006 and January 31, 2006. Amortization of assets under capital leases is included in depreciation and amortization expense.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Other Assets

Other assets consisted of the following (in thousands):

	October 31, 2006	January 31, 2006
	(unaudited)
Capitalized internal-use software development costs, net of accumulated amortization of $1,923 and $1,400, respectively	$3,299	$1,550
Acquired developed technology, net of accumulated amortization of $1,229 and zero, respectively	5,871	—
Deferred professional services costs, noncurrent portion	700	486
Long-term deposits	1,831	1,542
Other	611	206

	$12,312	$3,784

During the three and nine months ended October 31, 2006, the Company capitalized $245,000 and $400,000, respectively, of stock-based expenses related to internal-use software development and deferred professional services costs.

In August 2006, the Company acquired additional developed technology for $700,000 from a third party.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	October 31, 2006	January 31, 2006
	(unaudited)
Accrued compensation	$27,746	$24,465
Accrued other liabilities	15,209	10,844
Current portion of lease abandonment liability	185	186
Liability for early exercise of unvested employee stock options	459	229
Accrued non-income taxes payable	7,851	7,463
Accrued professional costs	2,385	1,911
Accrued rent	5,190	3,684

	$59,025	$48,782

4. Stockholders’ Equity

Stock Options Issued to Employees

The 1999 Stock Option Plan (the “1999 Plan”) provides for the issuance of incentive and nonstatutory options to employees and nonemployees of the Company. The 1999 Plan provides for grants of immediately exercisable options; however, the Company has the right to repurchase any unvested common stock upon the termination of employment at the original exercise price.

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

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

On February 1, 2006, 5,000,000 additional shares were reserved under the 2004 Equity Incentive Plan pursuant to the automatic increase. The 2004 Employee Stock Purchase Plan will not be implemented unless and until the Company’s Board of Directors authorizes the commencement of one or more offerings under the plan. No offering periods have been authorized to date.

In April 2006, the Company’s Board of Directors approved the 2006 Inducement Equity Incentive Plan (the “Inducement Plan”) that allows for stock option and other equity incentive grants to employees in connection with merger or acquisition activity. The total number of shares reserved for issuance under the Inducement Plan is 400,000 shares. As of October 31, 2006, there were 104,350 shares of common stock available for grant under the Inducement Plan.

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

Stock option activity for the nine months ended October 31, 2006 is as follows:

		Options Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2006	4,292,015	16,005,907	$12.24
Increase in options authorized:
2004 Equity Incentive Plan	5,000,000	—	—
2006 Inducement Equity Incentive Plan	400,000	—	—
Options granted under all plans	(4,080,364)	4,080,364	33.05
Restricted stock units (see next page)	(436,670)	—	—
Stock grants to a board member for board services and advisory board members	(9,250)	—	—
Exercised	—	(2,863,519)	7.30
Repurchased	7,523	—
Cancelled	1,355,356	(1,355,356)	24.52

Balance as of October 31, 2006	6,528,610	15,867,396	$17.44	$343,114,500

Vested or expected to vest		15,216,926	$17.03	$335,206,400

Exercisable at October 31, 2006		5,812,571	$6.78	$187,376,800

The total intrinsic value of the options exercised during the nine months ended October 31, 2006 was $76.9 million.

The weighted-average remaining contractual life of vested and expected to vest options is 7 years.

As of October 31, 2006, options to purchase 5,812,571 shares were vested at a weighted average exercise price of $6.78 per share and a remaining weighted-average remaining contractual life of 7 years. The total intrinsic value of these vested options as of October 31, 2006 was $187.4 million.

As of October 31, 2006, 66,768 shares issued pursuant to exercises of options issued under the 1999 Plan remained subject to repurchase.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table summarizes information about stock options outstanding as of October 31, 2006:

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.06 to $2.00	1,428,234	5.43	$1.02	1,415,976	$1.02
$2.50	2,363,826	6.63	2.50	1,694,199	2.50
$4.00 to $8.00	2,285,822	7.27	6.98	1,271,435	6.81
$12.77 to $15.10	2,317,584	8.15	13.97	771,434	13.90
$15.90 to $25.19	2,578,120	8.52	21.76	642,652	21.57
$27.20 to $32.60	2,363,745	5.99	30.02	16,875	30.40
$33.25 to $40.50	2,530,065	5.56	37.14	—	—

	15,867,396		$17.44	5,812,571	$6.78

During the nine months ended October 31, 2006, the Company awarded 462,543 restricted stock units to its employees from the 2004 Equity Incentive Plan. The restricted stock units have an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and vest over 4 years. The fair value of the restricted units is based on the Company’s stock price on the date of grant, and compensation expense is recognized on a straight-line basis over the vesting period.

Restricted stock unit activity for the nine months ended October 31, 2006 is as follows:

	Restricted Stock Units Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2006	—	$—
Granted	462,543	0.001
Cancelled	(25,873)	0.001

Balance as of October 31, 2006	436,670	$0.001	$17,039,000

Expected to vest			$15,522,000

As of October 31, 2006, none of the restricted stock units had vested.

Common Stock

The following shares of common stock are available for future issuance at October 31, 2006:

Options outstanding	15,867,396
Restricted stock units outstanding	436,670
Warrants outstanding	143,000
Stock available for future grant:
1999 Stock Option Plan	1,284,367
2004 Equity Incentive Plan	4,329,893
2006 Inducement Equity Incentive Plan	104,350
2004 Employee Stock Purchase Plan	1,000,000
2004 Outside Directors Stock Plan	810,000

23,975,676

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

During the nine months ended October 31, 2006, a board member received stock grants for a total of 7,500 shares of common stock for board services pursuant to the terms described in the 2004 Outside Directors Stock Plan.

5. Commitments and Contingencies

Letters of Credit

As of October 31, 2006, the Company had a total of $5.5 million in letters of credit outstanding substantially in favor of its landlords for office space in San Francisco, California, New York, Singapore and Switzerland. None of these letters of credit are collateralized by certificates of deposit maintained at a granting financial institution.

These letters of credit renew annually and mature at various dates through December 2015.

Leases

The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates.

As of October 31, 2006, the future minimum lease payments under noncancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Period:
Remaining three months in fiscal 2007	$159	$14,112
Fiscal 2008	180	53,766
Fiscal 2009	7	45,912
Fiscal 2010	—	21,085
Fiscal 2011	—	17,498
Thereafter	—	45,967

Total minimum lease payments	346	$198,340

Less: amount representing interest	(6)

Present value of capital lease obligations	$340

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

The following table sets forth the lease abandonment activity since January 31, 2006 (in thousands):

Liability balance at January 31, 2006	$948
Charges utilized	(140)

Liability balance at October 31, 2006	$808

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

6. Legal Proceedings

On July 26, 2004, a purported class action complaint was filed in the United States District Court for the Northern District of California, entitled Morrison v. salesforce.com, inc. et al., against the Company, its Chief Executive Officer and its Chief Financial Officer. The complaint alleged violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), purportedly on behalf of all persons who purchased salesforce.com common stock between June 21, 2004 and July 21, 2004, inclusive. The claims were based upon allegations that defendants failed to disclose an allegedly declining trend in its revenues and earnings. Subsequently, four other substantially similar class action complaints were filed in the same district based upon the same facts and allegations, asserting claims under Section 10(b) and Section 20(a) of the 1934 Act and Section 11 and Section 15 of the Securities Act of 1933, as amended. The actions were consolidated under the caption In re salesforce.com, inc. Securities Litigation, Case No. C-04-3009 JSW (N.D. Cal.). On December 22, 2004, the Court appointed Chuo Zhu as lead plaintiff. On February 22, 2005, lead plaintiff filed a Consolidated and Amended Class Action Complaint (the “CAC”). The CAC alleged violations of Section 10(b) and Section 20(a) of the 1934 Act, purportedly on behalf of all persons who purchased salesforce.com common stock between June 23, 2004 and July 21, 2004, inclusive. As in the original complaints, the claims in the CAC were based upon allegations that defendants failed to disclose an allegedly declining trend in its revenues and earnings. On April 14, 2005, defendants filed a motion to dismiss the CAC. On April 15, 2005, the Court granted lead plaintiff leave to file an amended/superseding complaint. On April 22, 2005, lead plaintiff filed a Corrected and Superceding [sic] First Amended Class Action Complaint (“FAC”). As in the CAC, the FAC alleged violations of Section 10(b) and Section 20(a) of the 1934 Act, purportedly on behalf of all persons who purchased salesforce.com common stock between June 23, 2004 and July 21, 2004, inclusive. The claims in the FAC were based upon allegations that defendants failed to disclose an internal forecast that earnings for fiscal year 2005 would decline from the prior fiscal year. On April 29, 2005, defendants filed a motion to dismiss the FAC. On December 22, 2005, the court entered an order granting defendants’ motion to dismiss, with prejudice, and directing the clerk to close the file. On January 23, 2006, lead plaintiff filed a motion for leave to file a motion for reconsideration, as well as a notice of appeal to the United States Court of Appeals for the Ninth Circuit. On January 26, 2006, the Ninth Circuit entered a time schedule order for the appeal, requiring, inter alia, lead plaintiff to file his opening brief on May 11, 2006, and defendants to file their responsive brief on June 12, 2006. On January 27, 2006, defendants filed a motion to strike as untimely lead plaintiff’s motion for leave to file a motion for reconsideration. On February 2, 2006, lead plaintiff filed a motion with the Ninth Circuit requesting a stay of the appellate proceedings pending the district court’s determination of lead plaintiff’s motion for leave and defendants’ motion to strike. Defendants opposed that motion. On February 9, 2006, the Ninth Circuit denied the lead plaintiff’s motion for a stay of the appellate proceedings, without prejudice to making a motion for limited remand. On March 1, 2006, the district court denied the lead plaintiff’s motion for leave to file a motion for reconsideration and defendants’ motion to strike on grounds of lack of jurisdiction. Also on March 1, 2006, the lead plaintiff filed a motion with the district court seeking certification for limited remand from the Ninth Circuit. Defendants opposed this motion, which was denied by the district court on April 3, 2006. The lead plaintiff filed his opening brief with the Ninth Circuit on May 25, 2006 and the Company filed its answering brief on July 17, 2006. The lead plaintiff voluntarily dismissed his appeal and the Ninth Circuit entered an order of dismissal on August 21, 2006. This matter is now concluded.

On August 6, 2004, a shareholder derivative action was filed in the Superior Court of the State of California, San Francisco County, entitled Borrelli v. Benioff, et al., against the Company’s Chief Executive Officer, its Chief Financial Officer and members of its Board of Directors alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment under state common law. Subsequently, a substantially similar complaint was filed in the same court based on the same facts and allegations, entitled Johnson v. Benioff, et al. The two actions were consolidated under the caption Borrelli v. Benioff, Case No. CGC-04-433615 (Cal. Super. Ct., S.F. Cty.). On October 5, 2004, plaintiffs filed a

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

consolidated complaint, which is based upon the same facts and circumstances as alleged in the shareholder class action discussed above, and asserts that the defendants breached their fiduciary duties by making, or failing to prevent salesforce.com, inc. and its management from making, statements or omissions that potentially subject the Company to liability and injury to its reputation. The action seeks damages on behalf of salesforce.com in an unspecified amount, among other forms of legal and equitable relief. Salesforce.com is named solely as a nominal defendant against which no recovery is sought. The plaintiff shareholders made no demand upon the Board of Directors prior to filing these actions. On June 15, 2006, defendants filed a demurrer to the consolidated complaint on the grounds that plaintiffs lack standing to pursue the action because of their failure to make demand upon the Board of Directors. The Court overruled defendants’ demurrer. On October 3, 2006, defendants petitioned the California Court of Appeal for review of the trial court’s decision to overrule the demurrer. The Court of Appeal denied the petition on October 12, 2006, and defendants filed a petition for review of that decision with the California Supreme Court on October 23, 2006. To date, no discovery has occurred in this case. The derivative action is still at an early stage, and it is not possible for the Company to quantify the extent of potential liability to the individual defendants, if any. Management does not believe that the lawsuits have any merit and intends to defend the actions vigorously.

Additionally, the Company is involved in various legal proceedings arising from the normal course of business activities. In management’s opinion, resolution of these matters is not expected to have a material adverse impact on the Company’s consolidated results of operations, cash flows or our financial position. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect the Company’s future results of operations, cash flows or financial position in a particular period.

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

In addition to the resource sharing with the Foundation, the Company issued the Foundation warrants in August 2002 to purchase 500,000 shares of common stock. Through October 31, 2006, the Foundation has exercised 375,000 of these warrants. Additionally, the Company has donated subscriptions to the Company’s service to other qualified non-profit organizations. The fair value of these donated subscriptions is currently approximately $1.5 million per month. The Company plans to continue providing free subscriptions to qualified non-profit organizations.

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

In order to increase our revenues and take advantage of our market opportunity, we will need to, among other things, continue to add substantial numbers of paying subscriptions. We plan to re-invest our revenues for the foreseeable future by expanding our data center capacity; upgrading our development and test data center; hiring additional personnel, particularly in customer-related areas; expanding our domestic and international selling and marketing activities; increasing our research and development activities to upgrade and extend our service offerings and to develop new services and technologies; expanding the number of locations around the world where we conduct business; adding to our infrastructure to support our growth; and expanding our operational systems to manage a growing business. Additionally, in our effort to further strengthen and extend our service offering, we may in the future acquire or make investments in complementary companies, services and technologies.

As our revenues increase, we expect marketing and sales costs, which were 51 percent of our total revenues for the nine months ended October 31, 2006 and 49 percent of our total revenues for the same period a year ago, to continue to represent a substantial portion of total revenues in the future as we seek to add and manage more paying subscribers, build brand awareness and increase the number of marketing events that we sponsor.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2007, for example, refer to the fiscal year ended January 31, 2007.

Sources of Revenues

We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our on-demand application service, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) related professional services and other revenues. Other revenues consist primarily of training fees. Subscription and support revenues accounted for 91 percent of our total revenues during the nine months ended October 31, 2006 and 2005. Subscription revenues are driven primarily by the number of paying subscribers of our service and the subscription price of our service. None of our customers accounted for more than 5 percent of our revenues during the three and nine months ended October 31, 2006 and 2005.

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

Stock-Based Expenses. Our cost of revenues and operating expenses include stock-based expenses related to option and stock awards to employees and non-employee directors. As described below, on February 1, 2006 we adopted the provisions of Statement of Financial Accounting Standards No. 123 (as revised), Share-Based Payment, or SFAS 123R, which requires companies to expense their stock option awards. We adopted SFAS 123R using the modified prospective transition method and therefore we have not restated results for prior periods. These charges are significant and are reflected in our financial results.

Prior to February 1, 2006, we recognized stock-based expenses related to options and warrants issued to non-employees and option grants to employees in situations prior to our June 2004 initial public offering where the exercise price was less than the deemed fair value of our common stock at the date of grant and stock awards to board members for board services.

Joint Venture

In December 2000, we established a Japanese joint venture, Kabushiki Kaisha salesforce.com, with SunBridge, Inc., a Japanese corporation, to assist us with our sales efforts in Japan. As of October 31, 2006, we owned a 63 percent interest in the joint venture. Because of this majority interest, we consolidate the venture’s financial results, which are reflected in each revenue, cost of revenues and expense category in our consolidated statement of operations. We then record minority interest, which reflects the minority investors’ interest in the venture’s results, exclusive of intercompany charges. Through October 31, 2006, the operating performance and liquidity requirements of the Japanese joint venture had not been significant. While we plan to expand our selling and marketing activities in Japan in order to add new customers, we believe the future operating performance and liquidity requirements of the Japanese joint venture will not be significant.

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations we defer the direct costs of the consulting arrangement and amortize those costs over the same time period as the consulting revenue is recognized. The deferred cost on our consolidated balance sheet totaled $3,635,000 at October 31, 2006 and $1,686,000 at January 31, 2006.

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

During the nine months ended October 31, 2006, we deferred $20.3 million of commission expenditures and we amortized $16.6 million to sales expense. During the same period a year ago, we deferred $12.9 million of commission expenditures and we amortized $10.3 million to sales expense. Deferred commissions on our consolidated balance sheet totaled $20.8 million at October 31, 2006 and $17.1 million at January 31, 2006.

Accounting for Stock-Based Awards. Effective February 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore we have not restated results for prior periods. Prior to February 1, 2006, we accounted for share-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the statement of operations based on their fair values and vesting periods. We recognize the fair value of our stock awards on a straight-line basis over the requisite service period of the award, which is the vesting term of four years.

We recognized stock-based expense of $28.0 million during the nine months ended October 31, 2006. The requirement to expense stock-based awards will continue to materially reduce our reported results of operations. As of October 31, 2006, we had an aggregate of $113.4 million of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. We currently expect this stock compensation balance to be amortized as follows: $9.5 million during the remainder of fiscal 2007; $38.1 million during fiscal 2008; $33.1 million during fiscal 2009; $23.7 million during fiscal 2010; and $9.0 million during fiscal 2011. The expected amortization reflects only outstanding stock awards as of October 31, 2006. We expect to continue to issue share-based awards to our employees in future periods.

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

During the nine months ended October 31, 2006, we awarded 462,543 restricted stock units to our employees. We plan to continue awarding restricted stock units in the future. The restricted stock units, which upon vesting entitles the holder to one share of common stock for each restricted stock unit, have an exercise price of $0.001 per share, which is equal to the par value of our common stock, and vest over 4 years. The fair value of the restricted units is based on our closing stock price on the date of grant, which ranged from $29.35 to $33.25 per share, and compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period.

Accounting for Income Taxes. We account for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities and for net operating loss and tax credit carryforwards. The tax expense or benefit for unusual items, prior year tax exposure items or certain adjustments to the valuation allowance are treated as discrete items in the interim period in which the events occur.

Results of Operations

The following tables set forth selected data for each of the periods indicated and are in thousands, except customer and subscriber data. All data is unaudited.

	Three months ended October 31,		Nine months ended October 31,
	2006	2005	2006	2005
Revenues:
Subscription and support	$118,433	$74,386	$319,589	$198,214
Professional services and other	11,620	8,287	33,287	20,579

Total revenues	130,053	82,673	352,876	218,793

Cost of revenues:
Subscription and support	16,628	10,069	45,178	23,418
Professional services and other	14,732	9,515	39,873	24,368

Total cost of revenues	31,360	19,584	85,051	47,786

Gross profit	98,693	63,089	267,825	171,007
Operating expenses:
Research and development	11,450	6,602	31,283	16,374
Marketing and sales	66,526	37,905	178,353	107,095
General and administrative	20,840	12,195	59,711	32,973
Lease recovery	—	—	—	(285)

Total operating expenses	98,816	56,702	269,347	156,157
Income (loss) from operations	(123)	6,387	(1,522)	14,850
Interest income	4,151	2,036	10,462	5,214
Interest expense	(19)	(12)	(181)	(56)
Other income (expense)	309	(74)	(153)	636

Income before (provision) benefit for income taxes and minority interest	4,318	8,337	8,606	20,644
(Provision) benefit for income taxes	(3,418)	5,101	(7,136)	2,640

Income before minority interest	900	13,438	1,470	23,284
Minority interest in consolidated joint venture	(561)	(341)	(1,505)	(767)

Net income (loss)	$339	$13,097	$(35)	$22,517

Basic net income (loss) per share	$0.00	$0.12	$0.00	$0.21
Diluted net income (loss) per share	0.00	0.11	0.00	0.19
Weighted-average number of shares used in per share amounts:
Basic	112,885	107,781	111,889	106,547
Diluted	120,279	118,655	111,889	117,764

In addition to the statement of operations data above:

Cash flow provided by operating activities	$30,627	$24,571	$73,065	$56,553

	As of
	October 31, 2006	January 31, 2006	October 31, 2005
Balance sheet data:
Cash, cash equivalents and marketable securities	$371,278	$296,792	$256,853
Deferred revenue	219,431	169,175	127,110
Customer and subscriber data:
Approximate number of customers	27,100	20,500	18,700
Approximate number of paying subscriptions (1)	556,000	393,000	347,000

(1)	Paying subscriptions are defined as unique user accounts, purchased by customers for use by their employees and other customer-authorized users that have not been suspended for non-payment and for which we are recognizing subscription revenue. The historical paying subscription numbers were revised as follows to reflect the correction of a minor error to this operating metric, which was identified during the process of upgrading our internal systems:

Approximate total number of paying subscriptions:

As of	Previously Reported	Actual
July 31, 2005	308,000	307,000
October 31, 2005	351,000	347,000
January 31, 2006	399,000	393,000
April 30, 2006	444,000	438,000
July 31, 2006	501,000	495,000

	Three months ended October 31,		Nine months ended October 31,
	2006	2005	2006	2005
Revenues by geography:
Americas	$101,240	$66,021	$276,818	$174,622
Europe	19,821	11,356	52,395	30,777
Asia Pacific	8,992	5,296	23,663	13,394

	$130,053	$82,673	$352,876	$218,793

Cost of revenues and operating expenses include the following amounts related to stock-based awards (see Note 1 in the Notes to Condensed Consolidated Financial Statements).

	Three months ended October 31,		Nine months ended October 31,
	2006	2005	2006	2005
Cost of revenues	$1,304	$135	$3,900	$445
Research and development	1,195	77	3,201	256
Marketing and sales	4,826	301	13,026	1,028
General and administrative	2,915	312	7,912	890

	$10,240	$825	$28,039	$2,619

The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Three months ended October 31,		Nine months ended October 31,
	2006	2005	2006	2005
Revenues:
Subscription and support	91%	90%	91%	91%
Professional services and other	9	10	9	9

Total revenues	100	100	100	100

Cost of revenues:
Subscription and support	13	12	13	11
Professional services and other	11	12	11	11

Total cost of revenues	24	24	24	22

Gross profit	76	76	76	78
Operating expenses:
Research and development	9	7	9	7
Marketing and sales	51	46	51	49
General and administrative	16	15	16	15
Lease recovery	—	—	—	—

Total operating expenses	76	68	76	71
Income (loss) from operations	—	8	—	7
Interest income	3	2	3	2
Interest expense	—	—	—	—
Other income (expense)	—	—	—

Income before (provision) benefit for income taxes and minority interest	3	10	3	9
(Provision) benefit for income taxes	(3)	6	(3)	2

Income before minority interest	—	16	—	11
Minority interest in consolidated joint venture	—	—	—	(1)

Net income (loss)	—%	16%	—%	10%

	Three months ended October 31,		Nine months ended October 31,
	2006	2005	2006	2005
Revenues by geography:
Americas	78%	80%	78%	80%
Europe	15	14	15	14
Asia Pacific	7	6	7	6

	100%	100%	100%	100%

	Three months ended October 31,		Nine months ended October 31,
	2006	2005	2006	2005
Stock-based expenses:
Cost of revenues	1%	—%	1%	—%
Research and development	1	—	1	—
Marketing and sales	4	—	4	1
General and administrative	2	1	2	—

	8%	1%	8%	1%

Overview of the Three Months Ended October 31, 2006

During the three months ended October 31, 2006, net income was $339,000 or nil per share. Included in net income was $10.2 million of stock-based expenses, or 8 percent of total revenue. Net income during the same period a year ago was $13.1 million, or $0.11 per diluted share. Net income during the three months ended October 31, 2005 included a tax benefit of approximately $6.8 million which resulted from the reduction of our valuation allowance for certain of our deferred tax assets. This determination was primarily based on our cumulative profitability over the past several quarters plus the projected current and future taxable income that expected to be realized, particularly in specific tax jurisdictions such as the United States. The net income for the three months ended October 31, 2005 also included $0.8 million of stock-based expenses, or 1 percent of total revenue.

Revenues during the three months ended October 31, 2006 were $130.1 million, an increase of 57 percent over the same period a year ago. The total number of paying subscriptions increased to approximately 556,000 as of October 31, 2006 from approximately 393,000 as of January 31, 2006.

Our gross profit during the three months ended October 31, 2006 was $98.7 million, or 76 percent of revenues, and included stock-based expenses of $1.3 million. Our operating loss was $123,000 and included stock-based expenses of $10.2 million. During the same period a year ago, we generated a gross profit of $63.1 million, or 76 percent of revenues, and had operating income of $6.4 million. Operating income during the three months ended October 31, 2005 also included $0.8 million of stock-based expense.

Additionally, during the three months ended October 31, 2006, we incurred substantial costs and operating expenses related to the expansion of our business. We incurred costs related to our data center capacity and upgrading our development and test data center. Additionally, we added sales personnel to focus on adding new customers and increasing the penetration within our existing customer base, professional services personnel to support our consulting services, and developers to broaden and enhance our on-demand service.

During the three months ended October 31, 2006, we generated $30.6 million of cash from operating activities, as compared to $24.6 million during the same period a year ago. At October 31, 2006, we had cash, cash equivalents and marketable securities of $371.3 million, as compared to $256.9 million at October 31, 2005, accounts receivable of $82.8 million at October 31, 2006, as compared to $53.4 million at October 31, 2005, and deferred revenue of $219.4 million at October 31, 2006, as compared to $127.1 million at October 31, 2005.

Three Months Ended October 31, 2006 and 2005

Revenues. Total revenues were $130.1 million for the three months ended October 31, 2006, compared to $82.7 million during the same period a year ago, an increase of $47.4 million, or 57 percent. Subscription and support revenues were $118.4 million, or 91 percent of total revenues, for the three months ended October 31, 2006, compared to $74.4 million, or 90 percent of total revenues, during the same period a year ago. The increase in subscription and support revenues was due primarily to the increase in the number of paying subscriptions to approximately 556,000 as of October 31, 2006 from approximately 347,000 as of October 31, 2005. Professional services and other revenues were $11.7 million, or 9 percent of total revenues, for the three months ended October 31, 2006, compared to $8.3 million, or 10 percent of total revenues, for the same period a year ago. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of paying subscriptions and customers.

Revenues in Europe and Asia Pacific accounted for $28.8 million, or 22 percent of total revenues, during the three months ended October 31, 2006, compared to $16.7 million, or 20 percent of total revenues, during the same period a year ago, an increase of $12.1 million, or 73 percent. The increase in revenues outside of the Americas was the result of our efforts to expand the number of locations around the world where we conduct business and our international selling and marketing activities.

Cost of Revenues. Cost of revenues was $31.4 million, or 24 percent of total revenues, during the three months ended October 31, 2006, compared to $19.6 million, or 24 percent of total revenues, during the same period a year ago, an increase of $11.8 million. The increase in absolute dollars was primarily due to an increase of $4.4 million in employee-related costs, primarily all of which was due to the 50 percent increase in the headcount of our professional services organization since October 31, 2005, an increase of $1.2 million in stock-based expenses, an increase of $3.4 million in service delivery costs, primarily due to our efforts in adding data center capacity, an increase of $1.2 million in depreciation and amortization expenses and an increase of $1.3 million in outside subcontractor and other service costs. The cost of the additional professional services headcount resulted in the cost of professional services and other revenues to be in excess of the related revenue during the three months ended October 31, 2006 by $3.1 million. We increased the professional services headcount in order to meet the anticipated demand for our consulting and training services as our subscriber base has expanded.

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

Research and Development. Research and development expenses were $11.5 million, or 9 percent of total revenues, during the three months ended October 31, 2006, compared to $6.6 million, or 7 percent of total revenues, during the same period a year ago, an increase of $4.9 million. The increase in absolute dollars was due to an increase of $4.0 million in employee-related costs and $1.1 million in stock-based expenses, which were offset by $0.2 million in lower professional and outside service costs. We increased our research and development headcount by 86 percent since October 31, 2005 in order to upgrade and extend our service offerings and develop new technologies.

Marketing and Sales. Marketing and sales expenses were $66.5 million, or 51 percent of total revenues, during the three months ended October 31, 2006, compared to $37.9 million, or 46 percent of total revenues, during the same period a year ago, an increase of $28.6 million. The increase in absolute dollars was primarily due to an increase of $18.4 million in employee-related costs, $4.5 million in stock-based expenses, $3.0 million in marketing, advertising and event costs and a $2.3 million increase in allocated overhead. Our marketing and sales headcount increased by 62 percent since October 31, 2005 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative. General and administrative expenses were $20.8 million, or 16 percent of total revenues, during the three months ended October 31, 2006, compared to $12.2 million, or 15 percent of total revenues, during the same period a year ago, an increase of $8.6 million. The increase was primarily due to an increase of $6.6 million in employee-related costs, $2.6 million in stock-based expenses, $1.8 million in infrastructure-related costs and $0.8 million in professional and outside service costs, which were primarily offset by $3.2 million in increased allocated charges to non-general and administrative departments. Our general and administrative headcount increased by 62 percent since October 31, 2005 as we added personnel to support our growth.

Operating Income (Loss). Operating loss during the three months ended October 31, 2006 was $123,000 and included $10.2 million of stock-based expenses related to SFAS 123R. During the same period a year ago, operating income was $6.4 million. The increase in our revenues were re-invested in an effort to expand our business.

Interest Income. Interest income consists of investment income on cash and marketable securities balances. Interest income was $4.2 million during the three months ended October 31, 2006 and was $2.0 million during the same period a year ago. The increase was primarily due to increased marketable securities balances resulting from the cash generated by operating activities and increased market interest rates.

(Provision) Benefit for Income Taxes. We recorded a provision for income taxes of $3.4 million during the three months ended October 31, 2006, compared to a benefit for income taxes of $5.1 million during the same period a year ago. Included in the $5.1 million income tax benefit was a $6.8 million reversal of the valuation allowance related to certain of our deferred tax assets. Prior to the third quarter of last year, we recorded a full valuation allowance to reserve for the benefit of our deferred tax assets due to the uncertainty surrounding our ability to realize these assets.

The (provision) benefit amounts equated to an effective tax rate of 79 percent for the current period and a negative 61 percent for the same period a year ago.

The provision as a percentage of income before provision for income taxes for the current period was significantly higher than for the same period a year ago primarily due to foreign losses for which no tax benefit can be realized, certain nondeductible stock-based expenses resulting from the adoption of SFAS 123R, the expiration of the U.S. federal research and development tax credit on December 31, 2005 and the $6.8 million reversal of the valuation allowance a year ago.

Additionally, the impact of adopting SFAS 123R and the business combination accounting adjustments from the acquisition of Sendia Corporation had a significant impact on the calculation of our effective tax rate because these charges significantly lowered our income before income taxes and minority interest and we were not able to recognize a full income tax benefit for the stock-based expenses and foreign losses.

Nine Months Ended October 31, 2006 and 2005

Revenues. Total revenues were $352.9 million for the nine months ended October 31, 2006, compared to $218.8 million during the same period a year ago, an increase of $134.1 million, or 61 percent. Subscription and support revenues were $319.6 million, or 91 percent of total revenues, for the nine months ended October 31, 2006, compared to $198.2 million, or 91 percent of total revenues, during the same period a year ago. The increase in subscription and support revenues was due primarily to the increase in the number of paying subscriptions. Professional services and other revenues were $33.3 million, or 9 percent of total revenues, for the nine months ended October 31, 2006, compared to $20.6 million, or 9 percent of total revenues, for the same period a year ago. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of paying subscriptions and customers.

Revenues in Europe and Asia Pacific accounted for $76.1 million, or 22 percent of total revenues, during the nine months ended October 31, 2006, compared to $44.2 million, or 20 percent of total revenues, during the same period a year ago, an increase of $31.9 million, or 72 percent. The increase in revenues outside of the Americas was the result of our efforts to expand the number of locations around the world where we conduct business and our international selling and marketing activities.

Cost of Revenues. Cost of revenues was $85.1 million, or 24 percent of total revenues, during the nine months ended October 31, 2006, compared to $47.8 million, or 22 percent of total revenues, during the same period a year ago, an increase of $37.3 million. The increase in absolute dollars was primarily due to an increase of $13.4 million in employee-related costs, primarily due to the 41 percent increase in the headcount of our professional services organization since January 31, 2006, an increase of $3.5 million in stock-based expenses, an increase of $12.8 million in service delivery costs, primarily due to our efforts in adding data center capacity, an increase of $2.9 million in depreciation and amortization expenses, an increase of $3.6 million in outside subcontractor and other service costs and an increase of $1.2 million in allocated overhead charges. The cost of the additional professional services headcount resulted in the cost of professional services and other revenues to be in excess of the related revenue during the nine months ended October 31, 2006 by $6.6 million. We increased the professional services headcount in order to meet the anticipated demand for our consulting and training services as our subscriber base has expanded.

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

Research and Development. Research and development expenses were $31.3 million, or 9 percent of total revenues, during the nine months ended October 31, 2006, compared to $16.4 million, or 7 percent of total revenues, during the same period a year ago, an increase of $14.9 million. The increase in absolute dollars was due to an increase of $9.8 million in employee-related costs, $2.9 million in stock-based expenses, $1.2 million in equipment and service costs and $1.6 million in allocated overhead charges, which were offset by $0.6 million in lower professional and outside service costs. We increased our research and development headcount by 67 percent since January 31, 2006 in order to upgrade and extend our service offerings and develop new technologies.

Marketing and Sales. Marketing and sales expenses were $178.4 million, or 51 percent of total revenues, during the nine months ended October 31, 2006, compared to $107.1 million, or 49 percent of total revenues, during the same period a year ago, an increase of $71.3 million. The increase in absolute dollars was primarily due to an increase of $50.6 million in employee-related costs, $12.0 million in stock-based expenses, $6.1 million increase in allocated overhead, $0.7 million increase in partner referral fees and a $0.7 million increase in marketing, advertising and event expenses. Our marketing and sales headcount increased by 34 percent since January 31, 2006 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative. General and administrative expenses were $59.7 million, or 16 percent of total revenues, during the nine months ended October 31, 2006, compared to $33.0 million, or 15 percent of total revenues, during the same period a year ago, an increase of $26.7 million. The increase was primarily due to an increase of $20.8 million in employee-related costs, $7.0 million in stock-based expenses, $3.5 million in infrastructure-related costs and $2.9 million in professional and outside service costs, which were primarily offset by $8.9 million in increased allocated charges to non-general and administrative departments. Our general and administrative headcount increased by 40 percent since January 31, 2006 as we added personnel to support our growth.

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

Operating Income (Loss). Operating loss during the nine months ended October 31, 2006 was $1.5 million and included $28.0 million of stock-based expenses related to SFAS 123R. During the same period a year ago, operating income was $14.9 million. The increase in our revenues were re-invested in an effort to expand our business.

Interest Income. Interest income consists of investment income on cash and marketable securities balances. Interest income was $10.5 million during the nine months ended October 31, 2006 and was $5.2 million during the same period a year ago. The increase was primarily due to increased marketable securities balances resulting from the cash generated by operating activities and increased market interest rates.

Other Income (Expense). Other expense was $0.2 million during the nine months ended October 31, 2006. Other income was $0.6 million during the same period a year ago. The increase in other expense was primarily due to losses on foreign currency transactions.

(Provision) Benefit for Income Taxes. We recorded a provision for income taxes of $7.1 million during the nine months ended October 31, 2006, compared to a benefit for income taxes of $2.6 million during the same period a year ago. Included in the $2.6 million income tax benefit was a $6.8 million reversal of the valuation allowance, which was recorded during the third quarter of fiscal 2006, related to certain of our deferred tax assets, offset by amounts accrued for our estimated fiscal 2006 federal and state income tax liabilities as well as an estimate of our foreign income tax expense.

The (provision) benefit amounts equated to an effective tax rate of 83 percent for the current period and a negative 13 percent for the same period a year ago. See Note 1 “Summary of Business and Significant Accounting Policies—Income Taxes” to the Notes to the Condensed Consolidated Financial Statements for our reconciliation of income taxes at the statutory federal rate to the provision for income taxes.

Recent Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of whether it is more likely than not that a tax position will be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. FIN 48 also provides guidance on the recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for fiscal years beginning after December 15, 2006. We are currently evaluating what impact, if any, the adoption of FIN 48 will have on our financial position and results of operations.

Liquidity and Capital Resources

At October 31, 2006, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $371.3 million and accounts receivable of $82.8 million.

Net cash provided by operating activities was $73.1 million during the nine months ended October 31, 2006 and $56.6 million during the same period a year ago. The improvement in cash flow was primarily due to the increased number of paying subscriptions to our service. Cash provided by operating activities has historically been affected by sales of subscriptions and support and professional services, changes in working capital accounts, particularly increases in accounts receivable and deferred revenue and the timing of commission and bonus payments, and add-backs of non-cash expense items such as depreciation and the expense related to stock-based awards.

Net cash used in investing activities was $133.2 million during the nine months ended October 31, 2006 and $14.9 million during the same period a year ago. The net reduction was primarily due to changes in marketable securities and lower capital expenditures. In April 2006, we acquired Sendia Corporation for $15.5 million including acquisition costs.

Net cash provided by financing activities was $31.4 million during the nine months ended October 31, 2006 and $9.9 million during the same period a year ago. During the nine months ended October 31, 2006, the $21.0 million of proceeds from the exercise of employee stock options and warrants and the $10.8 million of tax benefits from our employee stock plans were offset by principal payments on capital lease obligations.

As of October 31, 2006, we have a total of $5.5 million in letters of credit outstanding substantially in favor of our landlords for office space in San Francisco, California, New York, Singapore and Switzerland. None of these letters of credit are collateralized. To date, no amounts have been drawn against the letters of credit, which renew annually and mature at various dates through December 2015.

We lease office space and equipment under noncancelable operating and capital leases with various expiration dates.

As of October 31, 2006, our future minimum lease payments under noncancelable operating and capital leases areas are as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Period:
Remaining three months in fiscal 2007	$159	$14,112
Fiscal 2008	180	53,766
Fiscal 2009	7	45,912
Fiscal 2010	—	21,085
Fiscal 2011	—	17,498
Thereafter	—	45,967

Total minimum lease payments	346	$198,340

Less: amount representing interest	(6)

Present value of capital lease obligations	$340

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

Interest rate sensitivity

We had cash, cash equivalents and marketable securities totaling $371.3 million at October 31, 2006. These amounts were invested primarily in money market funds and instruments, corporate notes and bonds, government securities and other debt securities with strong credit ratings. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes.

Our fixed-income portfolio is subject to interest rate risk. An immediate increase or decrease in interest rates of 100-basis points could result in a $2.0 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 26, 2004, a purported class action complaint was filed in the United States District Court for the Northern District of California, entitled Morrison v. salesforce.com, inc. et al., against the Company, its Chief Executive Officer and its Chief Financial Officer. The complaint alleged violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), purportedly on behalf of all persons who purchased salesforce.com common stock between June 21, 2004 and July 21, 2004, inclusive. The claims were based upon allegations that defendants failed to disclose an allegedly declining trend in its revenues and earnings. Subsequently, four other substantially similar class action complaints were filed in the same district based upon the same facts and allegations, asserting claims under Section 10(b) and Section 20(a) of the 1934 Act and Section 11 and Section 15 of the Securities Act of 1933, as amended. The actions were consolidated under the caption In re salesforce.com, inc. Securities Litigation, Case No. C-04-3009 JSW (N.D. Cal.). On December 22, 2004, the Court appointed Chuo Zhu as lead plaintiff. On February 22, 2005, lead plaintiff filed a Consolidated and Amended Class Action Complaint (the “CAC”). The CAC alleged violations of Section 10(b) and Section 20(a) of the 1934 Act, purportedly on behalf of all persons who purchased salesforce.com common stock between June 23, 2004 and July 21, 2004, inclusive. As in the original complaints, the claims in the CAC were based upon allegations that defendants failed to disclose an allegedly declining trend in its revenues and earnings. On April 14, 2005, defendants filed a motion to dismiss the CAC. On April 15, 2005, the Court granted lead plaintiff leave to file an amended/superseding complaint. On April 22, 2005, lead plaintiff filed a Corrected and Superceding [sic] First Amended Class Action Complaint (“FAC”). As in the CAC, the FAC alleged violations of Section 10(b) and Section 20(a) of the 1934 Act, purportedly on behalf of all persons who purchased salesforce.com common stock between June 23, 2004 and July 21, 2004, inclusive. The claims in the FAC were based upon allegations that defendants failed to disclose an internal forecast that earnings for fiscal year 2005 would decline from the prior fiscal year. On April 29, 2005, defendants filed a motion to dismiss the FAC. On December 22, 2005, the court entered an order granting defendants’ motion to dismiss, with prejudice, and directing the clerk to close the file. On January 23, 2006, lead plaintiff filed a motion for leave to file a motion for reconsideration, as well as a notice of appeal to the United States Court of Appeals for the Ninth Circuit. On January 26, 2006, the Ninth Circuit entered a time schedule order for the appeal, requiring, inter alia, lead plaintiff to file his opening brief on May 11, 2006, and defendants to file their responsive brief on June 12, 2006. On January 27, 2006, defendants filed a motion to strike as untimely lead plaintiff’s motion for leave to file a motion for reconsideration. On February 2, 2006, lead plaintiff filed a motion with the Ninth Circuit requesting a stay of the appellate proceedings pending the district court’s determination of lead plaintiff’s motion for leave and defendants’ motion to strike. Defendants opposed that motion. On February 9, 2006, the Ninth Circuit denied the lead plaintiff’s motion for a stay of the appellate proceedings, without prejudice to making a motion for limited remand. On March 1, 2006, the district court denied the lead plaintiff’s motion for leave to file a motion for reconsideration and defendants’ motion to strike on grounds of lack of jurisdiction. Also on March 1, 2006, the lead plaintiff filed a motion with the district court seeking certification for limited remand from the Ninth Circuit. Defendants opposed this motion, which was denied by the district court on April 3, 2006. The lead plaintiff filed his opening brief with the Ninth Circuit on May 25, 2006 and the Company filed its answering brief on July 17, 2006. The lead plaintiff voluntarily dismissed his appeal and the Ninth Circuit entered an order of dismissal on August 21, 2006. This matter is now concluded.

On August 6, 2004, a shareholder derivative action was filed in the Superior Court of the State of California, San Francisco County, entitled Borrelli v. Benioff, et al., against the Company’s Chief Executive Officer, its Chief Financial Officer and members of its Board of Directors alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment under state common law. Subsequently, a substantially similar complaint was filed in the same court based on the same facts and allegations, entitled Johnson v. Benioff, et al. The two actions were consolidated under the caption Borrelli v. Benioff, Case No. CGC-04-433615 (Cal. Super. Ct., S.F. Cty.). On October 5, 2004, plaintiffs filed a consolidated complaint, which is based upon the same facts and circumstances as alleged in the shareholder class action discussed above, and asserts that the defendants breached their fiduciary duties by making, or failing to prevent salesforce.com, inc. and its management from making, statements or omissions that potentially subject the Company to liability and injury to its reputation. The action seeks damages on behalf of salesforce.com in an unspecified amount, among other forms of legal and equitable relief. Salesforce.com is named solely as a nominal defendant against which no recovery is sought. The plaintiff shareholders made no demand upon the Board of Directors prior to filing these actions. On June 15, 2006, defendants filed a demurrer to the consolidated complaint on the grounds that plaintiffs lack standing to pursue the action because of their failure to make demand upon the Board of Directors. The Court overruled defendants’ demurrer. On October 3, 2006, defendants petitioned the California Court of Appeal for review of the trial court’s decision to overrule the demurrer. The Court of Appeal denied the petition on October 12, 2006, and defendants filed a petition for review of that decision with the California Supreme Court on October 23, 2006. To date, no discovery has occurred in this case. The derivative action is still at an early stage, and it is not possible for the Company to quantify the extent of potential liability to the individual defendants, if any. Management does not believe that the lawsuits have any merit and intends to defend the actions vigorously.

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

ITEM 1A. RISK FACTORS

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2006 and our Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2006. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.

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

We derive substantially all of our revenue from subscriptions to our on-demand application service, and we expect this will continue for the foreseeable future. As a result, widespread acceptance of our service is critical to our future growth and success. Factors that may affect market acceptance of our service include:

•	reluctance by enterprises to migrate to an on-demand application service;

•	a limited number of service offerings and risks associated with developing new service offerings, such as Partner Edition, which was released in July 2006;

•	the price and performance of our service;

•	the level of customization we can offer;

•	the availability, performance and price of competing products and services;

•	reluctance by enterprises to trust third parties to store and manage their internal data; and

•	adverse publicity about us, our service or the viability, reliability or security of on-demand application services generally from third party reviews, industry analyst reports and adverse statements made by competitors.

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

As of October 31, 2006, we serve all of our customers from a single, third-party Web hosting facility located on the west coast of the United States, operated by Equinix, Inc. As part of our current disaster recovery arrangements, our production environment and all of our customers’ data is currently replicated in near real-time in a separate standby facility located on the east coast. We do not control the operation of any of these facilities, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at both facilities could result in lengthy interruptions in our service. Even with the disaster recovery arrangements, our service could be interrupted.

As we continue to add data center capacity, we may move or transfer data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Further, any damage to, or failure of, our systems generally could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

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

Our service involves the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, during transfer of data to additional data centers or at any time, and, as a result, someone obtains unauthorized access to one of our customers’ data, our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers. In addition, our customers may authorize third party technology providers, whose applications are available through our AppExchange directory, access to their customer data. Because we do not control the transmissions between our customers and third-party AppExchange technology providers or the processing of such data by third-party AppExchange technology providers, we cannot ensure the complete integrity or security of such transmissions or processings.

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

Our current principal competitors include:

•	enterprise software application vendors including Amdocs Limited, Infor Global Solutions, Epicor, IBM Corporation, Microsoft Corporation, SAP AG, and Oracle Corporation;

•	packaged CRM software vendors, some of whom offer hosted services, such as FrontRange Solutions, Inc., Made2Manage Systems Inc., which recently acquired Onyx Software Corp., Pivotal Corporation, which is owned by CDC Software Corporation, a subsidiary of chinadotcom corporation, Sage Group plc, and SugarCRM;

•	on-demand CRM application service providers such as Oracle, SAP, NetSuite, Inc., RightNow Technologies, Inc.; and

•	enterprise application service providers including British Telecom and IBM.

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

Our customers have no obligation to renew their subscriptions for our service after the expiration of their initial subscription period and in fact, some customers have elected not to do so. In addition, our customers may renew for a lower priced edition of our service or for fewer subscriptions. We have limited historical data with respect to rates of customer subscription renewals, particularly for our enterprise customers who purchase a large number of subscriptions under multi-year contracts, so we cannot accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their dissatisfaction with our service and their ability to continue their operations and spending levels. If our customers do not renew their subscriptions for our service, our revenue will decline and our business will suffer.

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

As we target more of our sales efforts at larger enterprise customers, we will face greater costs, longer sales cycles and less predictability in completing some of our sales. In this market segment, the customer’s decision to use our service may be an enterprise-wide decision and, if so, these types of sales would require us to provide greater levels of education regarding the use and benefits of our service, as well as education regarding privacy and data protection laws and regulations to prospective customers with international operations. In addition, larger customers may demand more customization, integration services and features. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to individual customers, driving up costs and time required to complete sales and diverting sales and professional services resources to a smaller number of larger transactions, while at the same time requiring us to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met. In addition, larger enterprise customers may seek volume discounts and price concessions that could make these transactions less profitable.

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

Efforts we are making to expand our service beyond the CRM market may not succeed and may cause us to incur additional liabilities.

We recently launched the AppExchange directory, an on-line marketplace for on-demand applications that run on our Apex on-demand application service platform. The market for third-party on-demand applications—and our platform—is new and unproven, and it is uncertain whether the initiative will ever result in significant revenue for us. Among other things, the success of Apex will depend to a substantial extent on the willingness of third-party technology providers to write on-demand applications that run on our platform and the willingness of enterprises, large and small, to purchase and deploy these applications. If third-party technology providers or enterprises do not perceive the benefits of our on-line application marketplace, then the market for this initiative may not develop at all, or it may develop more slowly than we expect, either of which would affect our ability to generate revenue. Given this new and unproven market, we have limited insight into trends that may develop and affect this initiative. In addition, our customers may authorize such third-party technology providers to access their customer data. Because we do not control the transmissions between our customers and third-party technology providers or the processing of such data by third-party technology providers, we cannot ensure the complete integrity or security of such transmissions or processings. Further, despite contract provisions designed to protect us, customers may look to us to support and warrant the third-party applications, which may expose us to potential claims, liabilities and obligations for applications we did not develop or sell. Moreover, the AppExchange directory, and other efforts to expand our service beyond the CRM market, may divert management resources from existing operations and require us to commit significant financial resources to an unproven business, which may harm our business.

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

Effective February 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (as revised), Share-Based Payment, or SFAS 123R. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expenses in the statement of operations based on their fair values and vesting periods. As a result of implementing SFAS 123R, we recognized pre-tax stock-based expense of $10.2 million, or 8 percent of total revenues, during the nine months ended October 31, 2006. We believe this change in accounting will continue to materially reduce our future reported results of operations.

Unanticipated changes in our effective tax rate could adversely affect our future results.

We are subject to income taxes in the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions.

Our tax rate in fiscal 2007 is significantly higher than in previous years. The tax rate is affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses arising from the new requirement to expense stock options and the valuation of deferred tax assets and liabilities. Increases in our effective tax rate could materially affect our net results.

Risks Related to Ownership of Our Common Stock

The trading price of our common stock is likely to be volatile and could subject us to litigation.

The trading prices of the securities of technology companies have been highly volatile. Accordingly, the trading price of our common stock has been and is likely to continue to be subject to wide fluctuations. For example, during the nine months ended October 31, 2006, the trading price of our common stock has ranged from a closing price of $21.85 to $41.33 per share. Further, our common stock has a limited trading history. Factors affecting the trading price of our common stock include:

•	variations in our operating results and cash flows;

•	the quarterly net increases in the number of customers and paying subscriptions, either independently or as compared with publicly published expectations of industry, financial or other analysts that cover our company;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	customer cancellations or delays in customer purchases;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	market conditions in our industry, the industries of our customers and the economy as a whole; and

•	disruptions in our service due to computer hardware, software or network problems or due to a natural disaster, act of terrorism or other catastrophic event.

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

None

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

Dated: November 17, 2006

salesforce.com, inc.

/s/ Steve Cakebread
Steve Cakebread Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)