Form 10-K
period 2007-01-31
SALESFORCE COM INC
filed 2007-03-09
CIK 1108524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing price of the Registrant’s common stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was July 31, 2006, the aggregate market value of its shares (based on a closing price of $25.70 per share) held by non-affiliates was approximately $1.5 billion. Shares of the Registrant’s common stock held by each executive officer and director and by each entity or person that owned 5 percent or more of the Registrant’s outstanding common stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2007, there were approximately 115.0 million shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its fiscal 2007 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended January 31, 2007, are incorporated by reference in Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

salesforce.com, inc.

i

FORWARD-LOOKING INFORMATION

This Annual Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our business strategy and our plan to build our business, the expenses associated with our data center capacity, our anticipated growth, trends in our business, new application service features, our strategy of acquiring or making investments in complementary companies, services and technologies, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the potential impact of current or any future litigation, the potential availability of additional tax assets in the future and related matters, the impact of the accounting pronouncement to expense stock options, the sufficiency of our capital resources, and our strategy to become a platform player for on-demand applications, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

ITEM 1.	BUSINESS

Overview

We were incorporated in Delaware in February 1999 and we introduced our service offering in February 2000. Our principal executive offices are located in San Francisco, California and our website address is www.salesforce.com. Our office address is The Landmark @ One Market, Suite 300, San Francisco, California 94105.

We are the leading provider, based on market share, of application services that allow organizations to easily share customer information on demand, according to a December 2006 report by International Data Corporation, or IDC. We provide a comprehensive customer relationship management, or CRM, service to businesses of all sizes and industries worldwide.

We designed and developed our hosted service to be a low-cost, easy-to-use application that is easy and quick to deploy, customizable and can be integrated with other software applications and can be used by businesses of all sizes and industries worldwide. We deliver our service through a standard Web browser. Customers who use our on-demand CRM service are able to avoid many of the expenses and complexities of traditional enterprise software implementations. As a result, our customers incur less risk and lower upfront costs. Our service helps customers more effectively manage and share their sales, support, marketing and partner information on-demand. We market our service to businesses on a subscription basis, primarily through our direct sales efforts and also indirectly through partners. As of January 31, 2007, our customer base had grown to approximately 29,800 worldwide, and we had approximately 646,000 paying subscriptions. We define paying subscriptions as unique user accounts, purchased by customers for use by their employees and other customer-authorized users, that have not been suspended for non-payment and for which we are recognizing subscription revenue.

We have also begun to encourage third parties, including customers and independent software vendors, to develop additional functionality and applications that run on our technology platform, but are sold separately from our CRM service.

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

We believe that the CRM market is one of the first markets to benefit from the on-demand application services delivery model. As a result of the high total cost of ownership, low deployment and usage rates, and poor return on investment of traditional CRM software, we believe that businesses are especially open to a new delivery model for CRM. The emergence of on-demand application services, combined with the deficiencies associated with traditional CRM software applications, have created an opportunity for a vendor that can provide on-demand CRM application services that have been specifically designed and built to be delivered over the Internet.

Our Solution

We are the leader in on-demand application services. The company’s flagship Salesforce CRM applications help companies better track, manage, and share information regarding their sales, customer service and support, and marketing operations. Our on-demand platform, Apex, allows customers and partners to customize and integrate Salesforce CRM applications or build entirely new applications beyond CRM. We also offer the AppExchange, an online marketplace for on-demand applications, where customers can browse, test-drive and install from over 500 applications developed mostly by our partners.

As of January 31, 2007, our customer base had grown to approximately 29,800 worldwide, and we had approximately 646,000 paying subscriptions. We provide our service to organizations through our proprietary, scalable, and secure on-demand, multi-tenant application architecture, which allows us to serve large numbers of customers cost-effectively by leveraging a single application code base.

By subscribing to our service, our customers do not have to make large and risky upfront investments in software, additional hardware, extensive implementation services, and additional IT staff. As a result, our service enables businesses to more quickly achieve higher productivity from, and a lower total cost of ownership for, their on-demand application solutions.

Key advantages of our solution include:

•

Secure, scalable and reliable delivery platform. The delivery platform for our service has been designed to provide our customers with high levels of reliability, performance, and security. We have built and continue to invest in a comprehensive security infrastructure, including firewalls, intrusion detection systems, and encryption for transmissions over the Internet, which we monitor and test on a regular basis. In addition, all of our customers’ data is replicated in near real-time to help protect the data and ensure service continuity in the event of a major disaster. We built and maintain a multi-tenant application architecture that has been designed to enable our service to scale securely, reliably, and cost-effectively. Our multi-tenant application architecture maintains the integrity and separation of customer data while still permitting all customers to use the same application functionality simultaneously. Our architecture also enables customers to segment access privileges across their user bases.

•

Rapid deployment. Our service can be deployed rapidly since our customers do not have to spend time installing or maintaining the servers, networking equipment, security products, or other infrastructure hardware and software necessary to ensure a scalable and reliable service. We believe the average time that a customer requires to deploy our service is significantly shorter than typical, traditional enterprise software deployments. We also offer consulting, training services, and online resources to assist customers in rapidly deploying and optimizing their use of our service.

•

Ease of integration. Our platform is designed to enable IT professionals to integrate our service with existing applications quickly and seamlessly. Our Apex platform provides a set of application programming interfaces, or APIs, that enable customers and independent developers to integrate our service with existing third-party, custom, and legacy applications and write their own application services that integrate with our service. For example, many of our customers use the Apex API to move customer-related data from custom-developed and legacy applications into our service on a periodic basis to provide greater visibility into their activities.

•

Lower total cost of ownership. We enable customers to achieve significant upfront savings relative to the traditional enterprise software model. Customers benefit from the predictability of their future costs since they pay for the service on a per subscriber basis for the term of the subscription contract. Our

CRM applications service enables customers to automate sales, customer service and support, and marketing processes without having to make large and risky upfront investments in software, hardware, implementation services, and additional IT staff. Also, all upgrades are included in our service, so customers are not burdened or disrupted by the need to upgrade systems. Because all upgrades are implemented by us on our servers, new features and functionality automatically become part of our service on the release date and therefore benefit all of our customers immediately.

•

High levels of user adoption. We have designed our service to be easy to use and intuitive. Since our service contains many tools and features recognizable to users of popular websites such as those of Amazon.com, eBay, and Yahoo!, it has a more familiar interface than typical CRM enterprise applications. As a result, our users do not require substantial training on how to use and benefit from our service. We conduct extensive surveys of our users to gauge their experiences with our service so that we may determine potential areas of improvement. In addition, because of the nature of our service, we receive automatic feedback as to which features customers use or don’t use, allowing us to improve our service based on this information.

Our Strategy

Our objective is to be the leading provider of on-demand application services for businesses worldwide. Key elements of our strategy include:

•

Continue to lead the industry transformation to on-demand application services. We believe that the market transformation to on-demand application services is a growing trend in the technology industry. We enable customers of all sizes to benefit from the capabilities of enterprise software applications. We believe we have established a leadership position in this new industry both as a successful vendor of on-demand CRM application services and also as an enabler for third parties to create their own on-demand applications through our platform. We seek to extend our leadership position in this industry by continuing to innovate and bring new on-demand CRM application services and value-added technologies to market, as well as by providing the tools needed by third parties to develop their own on-demand applications on our platform.

•

Strengthen and extend our flagship CRM service offering. We designed our service to easily accommodate new features and functions as well as the release of entirely new application services. We intend to continue to add CRM features and functionality to our core service that we will make available to customers at no additional charge. We offer advanced modules for an additional subscription fee to customers that require enhanced CRM capabilities. We recently announced the developer preview of Apex code, allowing customers to write their own code onto our servers, thus increasing the customization possibilities of their CRM solution. We also evaluate acquisition or investment opportunities in complementary companies, services and technologies in an effort to strengthen and extend our service offering. In addition to accommodating new CRM features, we believe that our technology infrastructure is able to support entirely different, non-CRM application capabilities.

•

Pursue new customers and new territories aggressively. We believe that our on-demand CRM application service provides significant value for businesses of any size, from small businesses to the largest Fortune 500 corporations. As a result, we will continue to aggressively target businesses of all sizes, primarily through our direct sales force. We have steadily increased and plan to continue to increase the number of direct sales professionals we employ, and we intend to develop additional distribution channels for our service. We have created several editions of our service to address the distinct requirements of businesses of different sizes. We also believe that there is a substantial market opportunity for our service outside of North America. We plan to continue to aggressively market to customers outside of North America by recruiting local sales and support professionals, building partnerships that help us add customers in these regions and increasing the number of languages we support. As of January 31, 2007, we offer our service in 14 languages.

•

Deepen relationships with our existing customer base. We believe there is significant opportunity to leverage our relationships with existing customers. We want to sell more subscriptions to existing customers by targeting additional functional areas and business units within the customer organization and pursuing enterprise-wide deployments, and we want to provide professional service offerings that are complementary to our service and enable us to sell subscriptions to larger customers who require assistance with complex integrations and customizations. In addition, by continuously enhancing the functionality of our service, we believe that customers will find more uses for our service and therefore purchase additional subscriptions, continue to renew their existing subscriptions, and upgrade to more fully featured versions such as our Unlimited Edition.

•

Encourage the development of third-party applications on our Apex platform. Our Apex platform (previously called AppExchange platform or sforce) enables existing customers and third-party developers to develop and deliver on-demand applications they have built in our technology environment. It is a platform on which applications can be created, published, and run. In addition, these applications can be listed on the AppExchange, our online marketplace of on-demand applications. We believe the ecosystem of on-demand developers will address the business requirements of both current and potential subscribers. The Apex platform enhances the attractiveness of our service, particularly to enterprise customers, by enabling them to accelerate the integration of our service with their existing applications, increase the customization possibilities of their solution, and create new applications to address specific business issues. We continue to augment the tools and services we provide to developers and foster their development of new applications. We are also developing a complete package of commercial services and revenue-sharing programs for developers and partners to market, sell, invoice and deliver the applications they have built on the Apex platform and made available on the AppExchange.

The salesforce.com Service

We provide a comprehensive array of on-demand CRM services, which enable customers and subscribers to systematically record, store and act upon business data, and to help businesses manage customer accounts, track sales leads, evaluate marketing campaigns, and provide post-sales service. We also enable companies to generate reports and summaries of this data and share them with authorized individuals across functional areas. Most of the features of our service can be accessed through a variety of devices, including laptop computers and mobile devices. For example, we offer a mobile version of our service that is accessed by the leading wireless devices. Additionally, through Apex Builder (previously called AppExchange Builder or Customforce), our service is highly configurable in a short amount of time, enabling our customers to tailor its appearance, policy settings, language, workflow, reports, and other characteristics without the use of significant IT resources or consultants. Our services mainly focus on the following functional areas within CRM:

•

Sales force automation, which is marketed under our brand Salesforce SFA, enables salespeople to be more productive by automating manual and repetitive tasks and by providing them with better, more organized data about current and prospective customers. Salesforce SFA helps companies establish a system and process for recording, tracking, and sharing information about sales opportunities, sales leads, sales forecasts, the sales process, and closed business, as well as managing sales territories.

•

Partner relationship management, which is marketed under our brand Salesforce PRM, provides channel managers with complete visibility into their company’s entire sales pipeline for direct and indirect channels. Salesforce PRM makes it easy for partners to access leads, collaborate on deals, and locate all the information they need in order to be successful.

•

Marketing automation, which is marketed under our brand Salesforce Marketing, enables companies to manage marketing campaigns from initiation through the development of leads that are passed to the sales team and enables them to determine the effectiveness of each campaign by quantifying the revenue generated as a result of specific marketing activities.

•

Customer service and support automation, which is marketed under our brand Salesforce Service & Support (previously called Supportforce), allows companies to interact better and more efficiently with their existing customers for a variety of service and support needs, such as requests for repairs, advice about products and services, complaints about faulty goods, and the need for additional goods and services. Using Salesforce Service & Support, customers can create a comprehensive, fully integrated virtual contact center to support a wide range of customer interactions that occur through voice, chat, email, and in-person interactions.

As of January 31, 2007, we offered six principal editions of our service for a fee: Team Edition, Professional Edition, Enterprise Edition, Unlimited Edition, Partner Edition, and OEM Edition. Unlimited Edition, Partner Edition and OEM Edition were introduced during fiscal 2007. We derived approximately 90 percent of our revenues in the fiscal years 2007, 2006, and 2005 from subscriptions to and support for our service.

•

Team Edition. Team Edition, which is limited to ten subscribers, is targeted primarily at small businesses and workgroups that seek a basic sales force automation solution without the sophisticated features required by larger companies. Users can use Team Edition to share important customer data and manage their customer relations—from the start of the sales cycle to closing the deal to providing basic customer service. Team Edition offers access to accounts, contacts, opportunities, and reports. It does not include the more advanced customer service and support or marketing automation features such as: campaigns, forecasts, leads, solutions, online case capture, self-service portal, notes and attachments, Offline Edition, and mass email capabilities. Using the Apex platform, customers can further extend and customize Team Edition by adding additional custom tabs and/or a custom application.

•

Professional Edition. Professional Edition is targeted primarily at medium-sized and large businesses that need a robust and complete CRM solution but do not need some of the more advanced administrative features and integration capabilities. Professional Edition offers companies a comprehensive CRM suite that business users can use to manage every aspect of the customer lifecycle. In addition to everything available in Team Edition, it provides users more advanced CRM functionality such as: campaigns, forecasts, lead management, contract management, solutions, online case capture, and a customer self-service portal. Professional Edition also comes with standard, easy-to-use customization, security and sharing, integration, and administration tools to facilitate any small to mid-sized deployment. Using the Apex platform, Professional Edition customers have more flexibility than Team Edition customers to further extend and customize their service by adding more custom applications, custom tabs, and/or custom objects.

•

Enterprise Edition. Enterprise Edition is designed to meet the complex business needs of large organizations with many divisions or departments. In addition to all of the functionality available in Professional Edition, Enterprise Edition offers customers:

•

Advanced CRM functionality, such as territory management that uses a rule-based territory assignment engine to categorize accounts and users into territories, products, and schedules that track revenue and quantity by opportunities

•	Multi-divisional sharing and permissions such as profile-based departmental security and sharing

•	Workflow and business process control such as workflow automation tasks

•

Enterprise customization and integration tools that can support large-scale deployments, such APIs for back-office integration that enables companies to readily integrate Salesforce with ERP applications and other data sources

With Enterprise Edition, customers also have greater flexibility and control to fully extend and customize our service by adding more custom applications, custom tabs, and/or custom objects.

•	Unlimited Edition. Unlimited Edition is our most fully featured edition, with exclusive features available only in Unlimited Edition and bundled add-on features included at a significant cost savings over adding them separately. In addition to all of the functionality available in Enterprise Edition, Unlimited Edition includes unlimited installations from the AppExchange, increased customization and extension possibilities, Salesforce Sandbox, which is described below, Apex Mobile, Premier Support with Administration, and more storage.

•

Partner Edition. In June 2006, we introduced Partner Edition, also known as Salesforce PRM. Partner Edition is a new on-demand offering that connects enterprises, channels and partners, allowing companies to deliver all the benefits of our service to any partner. With Partner Edition, vendors can distribute sales and marketing information quickly and efficiently across a multi-tiered distribution channel through a customized, on-demand portal. This helps ensure high partner adoption and provides sales managers with an accurate, integrated view into their entire sales pipeline. Integrated dashboards can display forecasts and pipeline views across both the direct and indirect sales organizations, while an integrated lead management system proactively ensures that lead distribution is aligned across both internal sales as well as channel partners.

•

OEM Edition. OEM Edition enables salesforce.com partners to extend on-demand computing into new markets completely separate from CRM. AppExchange OEM Edition is an on-demand platform which start-up companies and established independent software vendors can use to develop and deliver new on-demand applications that reach well beyond CRM to serve new customers and new markets worldwide.

Each of the editions described above, except OEM Edition, entitles customers to our standard customer support services, with phone support available 12 hours a day, five days a week, with a two-business-day response time guarantee. For advanced customers with more complex business needs, we provide additional levels of fee-based customer support. Premier Support with Administration is included in Unlimited Edition.

In addition to the six editions, we continue to innovate and develop additional products and services as optional add-on subscriptions to better meet different customers’ individual needs. Some examples include:

•

Offline Edition allows customers to view and modify their CRM data, such as accounts, contacts, opportunities, tasks, and events, while disconnected from the Internet. Offline Edition is included in all Enterprise and Unlimited Edition service subscriptions. Customers of Professional Edition can choose to subscribe as an add-on service.

•

Products and Schedules allows customers to define products, associate them with a price in a price book, and establish schedules for products on all sales opportunities. It provides customers with the ability to track and forecast revenue by products. Products and schedules is included in all Enterprise Edition and Unlimited Edition service subscriptions. Customers of Professional Edition can choose to subscribe as an add-on service.

•

Salesforce Sandbox enables customers to test new customizations or features before deploying them. Customers can use Salesforce Sandbox to install, modify, and test applications downloaded from the AppExchange or to create a development environment for building and testing integrations and internally built applications. Additionally, customers may use Salesforce Sandbox as an exact replica of their production salesforce systems for employee-training purposes. Customers of Professional Edition and Enterprise Edition can choose to subscribe as an add-on service.

As part of our marketing programs, we also offer a Personal Edition service that includes a contact management database and several other features that are useful to individual sales representatives and others who need a centralized way to organize contact data and access that data over the Internet. It is intended for use by a single user and is currently available at no charge. In addition, we offer a service called Developer Edition, currently at no charge, to developers and others interested in building applications on our Apex platform.

Apex Platform

The Apex platform provides a feature set and technology environment for building business applications, including data models and objects to manage data, a workflow engine for managing collaboration of data between users, a user interface model to handle forms and other interactions, and a Web services API for programmatic access and integration. The Apex platform provides the tools and infrastructure required to:

•	Deploy our application service for CRM

•	Customize and integrate existing enterprise software applications

•	Create and deploy new business applications that are pre-integrated with our service and leverage the same user interface

•	Sample and deploy applications built by third parties from the AppExchange directory, our marketplace for on-demand business applications

In January 2007, we announced the preview release of Apex, an on-demand programming language that enables customers to write code that runs on our service. This language makes possible the development of a new class of applications and features, beyond CRM, deployed entirely on demand. The preview release is currently scheduled to be followed later this year with a Beta for salesforce.com customers.

The AppExchange

We offer the AppExchange, an online directory that provides customers a way to browse, test-drive, share, and install applications developed on our on-demand Apex platform. Partners and developers can offer their applications on the AppExchange directory. This directory gives our users a way to find and install applications to expand their use of the Apex platform to new areas of customer relationship management. During fiscal 2007, we did not charge users or partners a fee or royalty for applications in the directory.

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

Our service is also flexible. Every page is dynamically rendered for each specific user, including a choice of 14 languages and a number of currencies with dynamic currency conversion support. In addition, our service can display different views of the data based upon a number of factors, including user, department and area of responsibility in the company. Our service also allows customers to create multiple subtypes or subclasses of our business objects and tie views to each record type. This customization extends to the data model of our service, as our service allows customers to extend existing tables in our database as well as create new tables without actually modifying the underlying physical database schema.

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

We have built a service-oriented architecture, or SOA, which allows our service to be addressable by other applications on the Internet and by applications behind customers’ firewalls. Through our Apex platform, we allow customers and partners to insert, update, delete and query any of their information in our service. Our full-text search engine, which allows users to perform natural language queries on all the data through a browser, is also exposed as a Web service. In addition, we have mechanisms to protect our service not only from malicious abuse, but from poorly written applications that put undue strain on the service. Each user session is encrypted, and we actively monitor our system to detect intrusion by unauthorized users.

Development

Our research and development efforts are focused on improving and enhancing our existing service offerings as well as developing new proprietary services. In addition, from time to time we supplement our internal research and development activities with outside development resources. Because of our common, multi-tenant application architecture, we are able to provide all of our customers with a service based on a single version of our application. As a result, we do not have to maintain multiple versions of our application and are able to maintain relatively low research and development expenses. Our research and development expenses were $44.6 million in fiscal 2007, $23.3 million in fiscal 2006 and $9.8 million in fiscal 2005.

Operations

As of January 31, 2007, we serve our customers and users from a single, third-party Web hosting facility located on the west coast of the United States, leased from Equinix, Inc., except for features added through acquisition which are temporarily served through alternate facilities. The Equinix facility is built to the same critical systems building codes as hospitals and other vital infrastructure. The facility is secured by around-the-clock guards, biometric access screening and escort-controlled access, and is supported by on-site backup generators in the event of a power failure. As part of our current disaster recovery arrangements, all of our customers’ data is currently replicated in near real-time in a separate back-up facility located on the east coast. This strategy is designed to both protect our customers’ data and ensure service continuity in the event of a major disaster. Even with the disaster recovery arrangements, our service could be interrupted.

Our agreement with Equinix provides for Equinix to supply space in its secure facilities on the west and east coast as well as power. Bandwidth to the Internet is provided by multiple independent companies. The term of the service agreement with Equinix expires on January 31, 2009 with the ability to renew on favorable terms.

We continuously monitor the performance of our service. The monitoring features we have built or licensed include centralized performance consoles, automated load distribution tools and various self-diagnostic tools and programs.

Customers

As of January 31, 2007, our customer base had grown to approximately 29,800, and we had approximately 646,000 paying subscriptions. As of January 31, 2006, our customer base was approximately 20,500 and our paying subscriptions were approximately 393,000.

Our revenues are divided among small businesses (companies with fewer than 200 employees), medium-size businesses (200 or more employees and up to $1 billion in annual revenues), and large businesses (over $1 billion in annual revenues). The number of paying subscriptions at each of our customers ranges from one to 25,000.

None of our customers accounted for more than 5 percent of our revenues in fiscal 2007, 2006 or 2005.

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

Referral and Indirect Sales

We have a network of partners who refer customer prospects to us and assist us in selling to them. These include consulting firms, other technology vendors and systems integrators. In return, we typically pay these partners a fee based on the first-year subscription revenue generated by the customers they refer. We also continued to develop distribution channels for our service.

Marketing

Our marketing strategy is to continually elevate our brand and generate significant demand for our offerings. We use a variety of marketing programs to target our prospective and current customers, partners, and developers.

Our primary marketing activities include:

•	press and industry analyst relations to garner third-party validation and generate positive coverage for our company and product strategy

•	user conferences and launch events, as well as participation in trade shows and industry events, to create awareness and excitement

•	search engine marketing and online and print advertising to drive traffic to our Web properties

•	web site development to engage and educate prospects and generate interest through product information and demonstrations, free trials, case studies, white papers, and marketing collateral

•	email, direct mail, and phone campaigns to capture leads that can be funneled into our sales organization

•	sales tools and field marketing events to enable our sales organization to more effectively convert pipeline into completed transactions

Customer Service and Support

We believe that superior customer support is critical to retaining and expanding our customer base. Our customer support groups respond to general customer inquiries, such as technical questions or questions relating to how to use our service, and are available to customers by telephone or email or over the Web.

We have a comprehensive technical support program to assist our customers in the use of our service and to identify, analyze and solve any problems or issues with our service. The support program includes email support, an online repository of helpful information about our service, shared best practices for implementation and use, and telephone support. Telephone support is provided by technical support specialists on our staff, who are extensively trained in the use of our service. In addition, we have supplemented our support specialists with other technical support specialists who work for us on a contract basis. Basic customer support during business hours is available at no charge to customers that purchase any of our paying editions. Premium customer support that includes additional customer support is available for an additional charge or is included as part of Unlimited Edition.

International Sales

In fiscal 2007, 2006 and 2005, we generated approximately 22 percent, 20 percent and 20 percent of our total revenues, respectively, from customers in Europe and Asia Pacific, including Japan. We expect international markets to provide increased opportunities for our applications and services in the future. Our current international efforts are focused on strengthening our direct sales and marketing presence outside of the Americas, and generating more revenues from these regions.

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

•

packaged CRM software vendors, some of whom offer hosted services, such as FrontRange Solutions, Inc., Made2Manage Systems Inc., Pivotal Corporation, which is owned by CDC Software Corporation, a subsidiary of chinadotcom corporation, Sage Group plc, and SugarCRM;

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

As of January 31, 2007, we have 17 pending U.S. patent applications. The majority of our patent applications concern database, application platform and application exchange infrastructures.

The following are some of our registered trademarks in the U.S. and elsewhere:

salesforce

salesforce.com

“No Software” logo

The End of Software

Success. Not Software

Success. On Demand

Team Edition

Unregistered trademarks we use include:

“Block S” logo

sforce

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

Employees

As of January 31, 2007, we had 2,070 employees. We plan to hire additional personnel, particularly in customer-related areas, for the foreseeable future as we continue to execute on our growth plan.

We believe our future success and growth will depend on our ability to attract and retain qualified employees in all areas of our business. None of our employees is represented by a labor union. We consider our relationship with our employees to be good. However, we face competition for qualified employees, and we expect to face continuing challenges in recruiting and retention.

Available Information

You can obtain copies of our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the SEC, and all amendments to these filings, free of charge from our Web site at http://www.salesforce.com/company/sec-filings.jsp as soon as reasonably practicable following our filing of any of these reports with the SEC. You can also obtain copies free of charge by contacting our Investor Relations department at the office address described above.

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

As of January 31, 2007, we serve our customers from a third-party Web hosting facility located on the west coast of the United States. As part of our current disaster recovery arrangements, our production environment and all of our customers’ data is currently replicated in near real-time in a separate standby facility located on the east coast. Features added through acquisition are temporarily served through alternate facilities. We do not control the operation of any of these facilities, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at both facilities could result in lengthy interruptions in our service. Even with the disaster recovery arrangements, our service could be interrupted.

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

Our service involves the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, during transfer of data to additional data centers or at any time, and, as a result, someone obtains unauthorized access to one of our customers’ data, our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers. In addition, our customers may authorize third party technology providers, whose applications are available through our AppExchange directory, access to their customer data. Because we do not control the transmissions between our customers and third-party AppExchange technology providers, or the processing of such data by third-party AppExchange technology providers, we cannot ensure the complete integrity or security of such transmissions or processing.

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

•

packaged CRM software vendors, some of whom offer hosted services, such as FrontRange Solutions, Inc., Made2Manage Systems Inc., Pivotal Corporation, which is owned by CDC Software Corporation, a subsidiary of chinadotcom corporation, Sage Group plc, and SugarCRM;

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

Our quarterly operating results are likely to fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Moreover, our stock price may be based on expectations of our future performance that may be unrealistic or that may not be met. Some of the important factors that could cause our revenues and operating results to fluctuate from quarter to quarter include:

•	the adverse financial statement impact of having to expense stock options, which is now required of us effective February 1, 2006;

•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ requirements;

•	the renewal rates for our service;

•	changes in our pricing policies;

•	the introduction of new features to our service;

•	the rate of expansion and effectiveness of our sales force;

•	the length of the sales cycle for our service;

•	new product and service introductions by our competitors;

•	our success in selling our service to large enterprises;

•	variations in the revenue mix of editions of our service;

•	technical difficulties or interruptions in our service;

•	expenses related to increasing our data center capacity;

•	changes in foreign currency exchange rates;

•	changes in tax rates and adjustments to the valuation allowance for our deferred tax assets;

•	general economic conditions in our geographic markets;

•	the timing of additional investments in our on-demand application service and in our consulting service;

•	regulatory compliance costs;

•	the timing of customer payments and payment defaults by customers;

•	costs associated with acquisitions of companies and technologies;

•	the timing of non-income tax expense which is triggered when employees in foreign jurisdictions exercise their vested stock options; and

•	extraordinary expenses such as litigation or other dispute-related settlement payments.

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

We have incurred significant operating losses in each fiscal quarter from our inception in February 1999 through fiscal 2003 and we have begun generating profits only since fiscal 2003. As we are a relatively young company in an emerging market and with the requirement to expense stock options, we may not be able to maintain profitability and we may continue to incur significant operating losses in the future. In addition, we expect our costs and operating expenses to increase in the future as we expand our operations. If our revenue does not grow to offset these expected increased costs and operating expenses, we will not continue to be profitable. You should not consider recent quarterly revenue growth as indicative of our future performance. In fact, in future quarters we may not have any revenue growth and our revenue could decline. Furthermore, if our costs and operating expenses exceed our expectations, our financial performance will be adversely affected.

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

We introduced the AppExchange directory in fiscal 2006, an on-line marketplace for on-demand applications that run on our Apex on-demand application service platform. The market for third-party on-demand applications—and our platform—is new and unproven, and it is uncertain whether the initiative will ever result in significant revenue for us. Among other things, the success of Apex will depend to a substantial extent on the willingness of third-party technology providers to write on-demand applications that run on our platform and the willingness of enterprises, large and small, to purchase and deploy these applications. If third-party technology providers or enterprises do not perceive the benefits of our on-line application marketplace, then the market for this initiative may not develop at all, or it may develop more slowly than we expect, either of which would affect our ability to generate revenue. Given this new and unproven market, we have limited insight into trends that may develop and affect this initiative. In addition, our customers may authorize such third-party technology providers to access their customer data. Because we do not control the transmissions between our customers and third-party technology providers or the processing of such data by third-party technology providers, we cannot ensure the complete integrity or security of such transmissions or processing. Further, despite contract provisions designed to protect us, customers may look to us to support and warrant the third-party applications, which may expose us to potential claims, liabilities and obligations for applications we did not develop or sell. Moreover, the AppExchange directory, and other efforts to expand our service beyond the CRM market, may divert management resources from existing operations and require us to commit significant financial resources to an unproven business, which may harm our business.

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

Because we sell our service throughout the world, we are subject to risks and challenges that we would otherwise not face if we conducted our business only in the United States. For example, sales in Europe and Asia Pacific together have historically represented approximately 20 percent of our total revenues, and we intend to continue to expand our international sales efforts. The risks and challenges associated with sales to customers outside the United States include:

•	localization of our service, including translation into foreign languages and associated expenses;

•	laws and business practices favoring local competitors;

•	compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

•	regional data privacy laws that apply to the transmission of our customers’ data to the United States;

•	foreign currency fluctuations, whose effects we may not be able to mitigate through our hedging program;

•	different pricing environments;

•	difficulties in staffing and managing foreign operations;

•	different or lesser protection of our intellectual property;

•	longer accounts receivable payment cycles and other collection difficulties; and

•	regional economic and political conditions.

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

We are subject to rules and regulations by various governing bodies, including the Securities and Exchange Commission, New York Stock Exchange and Public Company Accounting Oversight Board, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded. Our efforts to comply with these new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

Expensing stock options will continue to adversely affect our reported results of operations.

Effective February 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (as revised), Share-Based Payment, or SFAS 123R. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expenses in the statement of operations based on their fair values and vesting periods. As a result of implementing SFAS 123R, we recognized stock-based expense of $39.2 million, or 8 percent of total revenues, during the year ended January 31, 2007. We believe this change in accounting will continue to materially reduce our future reported results of operations.

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

The trading prices of the securities of technology companies have been highly volatile. Accordingly, the trading price of our common stock has been and is likely to continue to be subject to wide fluctuations. For example, during the year ended January 31, 2007, the trading price of our common stock has ranged from a closing price of $21.85 to $44.00 per share. Further, our common stock has a limited trading history. Factors affecting the trading price of our common stock include:

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

Our executive offices and principal office for domestic marketing, sales, professional services and development occupy approximately 240,000 square feet in San Francisco, California under leases that expire at various times through June 2013. We also lease space in various locations throughout the United States for local sales and professional services personnel. Our foreign subsidiaries lease office space for their operations including local sales and professional services personnel.

We believe that our existing facilities and offices are adequate to meet our requirements for the foreseeable future. See Note 9, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements for more information about our lease commitments. If we require additional space, we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

On August 6, 2004, a shareholder derivative action was filed in the Superior Court of the State of California, San Francisco County, entitled Borrelli v. Benioff, et al., against the Company’s Chief Executive Officer, its Chief Financial Officer and members of its Board of Directors alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment under state common law. Subsequently, a substantially similar complaint was filed in the same court based on the same facts and allegations, entitled Johnson v. Benioff, et al. The two actions were consolidated under the caption Borrelli v. Benioff, Case No. CGC-04-433615 (Cal. Super. Ct., S.F. Cty.). On October 5, 2004, plaintiffs filed a consolidated complaint, and assert that the defendants breached their fiduciary duties by making, or failing to prevent salesforce.com, inc. and its management from making, statements or omissions that potentially subject the Company to liability and injury to its reputation. The action seeks damages on behalf of salesforce.com in an unspecified amount, among other forms of legal and equitable relief. Salesforce.com is named solely as a nominal defendant against which no recovery is sought. The plaintiff shareholders made no demand upon the Board of Directors prior to filing these actions. On June 15, 2006, defendants filed a demurrer to the consolidated complaint on the grounds that plaintiffs lack standing to pursue the action because of their failure to make demand upon the Board of Directors. The Court overruled defendants’ demurrer. On October 3, 2006, defendants petitioned the California Court of Appeal for review of the trial court’s decision to overrule the demurrer. The Court of Appeal denied the petition on October 12, 2006. Defendants filed a petition for review of that decision with the California Supreme Court on October 23, 2006, but the petition for review was denied on January 3, 2007. On December 22, 2006, the trial Court ordered that the lawsuit be bifurcated into two phases. The first phase is a bench trial to decide the legal issues of (a) whether a duty to disclose internal forecasts in an IPO registration statement exists in law, (b) if so, under what circumstances this duty exists, and (c) which party bears the burden of proof with respect to the foregoing two issues. The second phase will address the remaining issues, if any. Accordingly, pursuant to the Court’s order, on January 19, 2007 the parties simultaneously filed briefs on the three legal issues listed above. Simultaneous reply briefs are due on February 23, 2007, and the Court will hear oral argument on March 27, 2007. The Court ordered that all discovery be stayed unless and until the Court orders otherwise. To date, no discovery has occurred in this case. It is not possible for the Company to quantify the extent of potential liability to the individual defendants, if any. Management does not believe that the lawsuits have any merit and intends to defend the actions vigorously.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information as of January 31, 2007 regarding our executive officers (in alphabetical order):

Name	Age	Position
Marc Benioff	42	Chairman of the Board of Directors and Chief Executive Officer
Steve Cakebread	55	Chief Financial Officer
Bill Dewes	50	Senior Vice President and Chief Accounting Officer
John Freeland	53	President, Worldwide Operations
Parker Harris	40	Executive Vice President, Technology
George Hu	32	Chief Marketing Officer
Kenneth Juster	52	Executive Vice President, Law, Policy and Corporate Strategy
David Schellhase	43	Senior Vice President and General Counsel
Jim Steele	51	President, Worldwide Sales and Distribution
Frank van Veenendaal	47	President, Worldwide Corporate Sales and Services

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

Steve Cakebread has served as our Chief Financial Officer since April 2002. From April 1997 to April 2002, Mr. Cakebread served as Senior Vice President and Chief Financial Officer for Autodesk, Inc., a software company. From 1992 to 1997, Mr. Cakebread served as Vice President of Finance for Silicon Graphics, Inc., a computer workstation company. Mr. Cakebread serves as a director of eHealth, Inc. Mr. Cakebread received a B.S. from the University of California at Berkeley and an M.B.A. from Indiana University.

Bill Dewes has served as our Senior Vice President and Chief Accounting Officer since November 2006. From September 2003 to April 2006, Mr. Dewes served as Principal Accounting Officer of Hyperion Solutions, an enterprise software company. From March 2001 to August 2003, Mr. Dewes served as Vice President of Finance and Accounting at Nuance Communications, a speech recognition software company. Mr. Dewes received a B.S. from University of California at Berkeley.

John Freeland has served as our President, Worldwide Operations since October 2005. From September 1989 to October 2005, Mr. Freeland was a partner at Accenture, a management consulting firm, and served as Managing Director from June 2001. Mr. Freeland received a B.A. and an M.B.A. from Columbia University.

Parker Harris co-founded salesforce.com in February 1999 and served in senior technical positions since inception. Since December 2004, Mr. Harris has served as our Executive Vice President, Technology. From

October 1996 to February 1999, Mr. Harris was a Vice President at Left Coast Software, a Java consulting firm he co-founded. Mr. Harris received a B.A. from Middlebury College.

George Hu has served as our Chief Marketing Officer since October 2006. Previously, Mr. Hu served as our Senior Vice President and General Manager, Applications from January to October 2006 and as our Vice President, Product Marketing from October 2004 to January 2006. Mr. Hu has also served in various management positions in marketing since joining salesforce.com in March 2002. Mr. Hu received an A.B. from Harvard College and an M.B.A. from Stanford University.

Kenneth Juster has served as our Executive Vice President of Law, Policy and Corporate Strategy since January 2005. From May 2001 to January 2005, Mr. Juster served as Under Secretary of the U.S. Department of Commerce. From May 1993 to March 2001, Mr. Juster was a partner at the law firm of Arnold & Porter LLP. Mr. Juster received A.B., M.P.P. and J.D. degrees from Harvard University.

David Schellhase has served as our Vice President and General Counsel since July 2002. He was promoted to Senior Vice President and General Counsel in December 2004. From December 2000 to June 2002, Mr. Schellhase was an independent legal consultant and authored a treatise entitled Corporate Law Department Handbook. Previously, he served as General Counsel at Linuxcare, Inc., The Vantive Corporation and Premenos Technology Corp. Mr. Schellhase received a B.A. from Columbia University and a J.D. from Cornell University.

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

Frank van Veenendaal has served as our President, Worldwide Corporate Sales and Services since February, 2007. Since joining us in 2001, Mr. van Veenendaal has also served in various sales management positions, including Senior Vice President, North America Sales. From 1995 to 2001, Mr. van Veenendaal was Senior Vice President of Sales of Actuate Corporation, a software company. Mr. van Veenendaal received a B.S. from Rensselaer Polytechnic Institute.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock has been quoted on the New York Stock Exchange under the symbol “CRM.”

The following table sets forth for the indicated periods the high and low closing sales prices of our common stock as reported by the New York Stock Exchange.

	High	Low
Fiscal year ending January 31, 2007
First quarter	$40.10	$32.52
Second quarter	$35.02	$21.85
Third quarter	$41.33	$24.66
Fourth quarter	$44.00	$36.05

Fiscal year ending January 31, 2006
First quarter	$16.99	$12.96
Second quarter	$24.08	$14.09
Third quarter	$25.73	$18.63
Fourth quarter	$42.99	$24.70

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

Stockholders

As of January 31, 2007 there were 189 registered stockholders of record of our common stock, including the Depository Trust Company, which holds shares of salesforce.com common stock on behalf of an indeterminate number of beneficial owners.

Securities Authorized for Issuance under Equity Compensation Plans

The information concerning our equity compensation plans is incorporated by reference herein to the section of the Proxy Statement entitled “Equity Compensation Plan Information.”

Stock Performance Graph

The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and the Nasdaq Computer & Data Processing Index for the period beginning on June 23, 2004 (the date our common stock commenced trading on the New York Stock Exchange) through January 31, 2007, assuming an initial investment of $100. Data for the Standard & Poor’s 500 Index and the Nasdaq Computer & Data Processing Index assume reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Comparison of Cumulative Total Returns of salesforce.com, inc.

	6/23/04	7/30/04	10/29/04	1/31/05	4/29/05	7/29/05	10/31/05	1/31/06	4/28/06	7/31/06	10/31/06	1/31/07
salesforce.com, inc.	100.00	118.27	184.73	124.55	131.18	214.09	227.18	373.18	318.64	233.64	354.73	398.45
S&P 500 Index	100.00	96.30	98.79	103.25	101.12	107.88	105.50	111.89	114.56	111.59	120.44	125.71
Nasdaq Computer & Data Processing Index	100.00	92.12	95.37	100.45	93.77	104.81	103.22	111.93	107.94	96.79	112.92	116.62

Recent Sales of Unregistered Securities

None

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended January 31, 2007, 2006 and 2005, and the selected consolidated balance sheet data as of January 31, 2007 and 2006 are derived from, and are qualified by reference to, the audited consolidated financial statements and are included in this Form 10-K. The consolidated statement of operations data for the years ended January 31, 2004 and 2003 and the consolidated balance sheet data as of January 31, 2005, 2004 and 2003 are derived from audited consolidated financial statements which are not included in this Form 10-K.

The customer and subscriber data are unaudited.

	Fiscal Year Ended January 31,
(in thousands, except per share and customer and subscriber data)	2007	2006	2005	2004	2003
Consolidated Statement of Operations:
Revenues:
Subscription and support	$451,660	$280,639	$157,977	$85,796	$47,656
Professional services and other	45,438	29,218	18,398	10,227	3,335

Total revenues	497,098	309,857	176,375	96,023	50,991
Cost of revenues (1):
Subscription and support	61,457	34,457	12,727	7,782	7,199
Professional services and other	57,433	34,669	20,727	9,491	3,164

Total cost of revenues	118,890	69,126	33,454	17,273	10,363
Gross profit	378,208	240,731	142,921	78,750	40,628

Operating expenses (1):
Research and development	44,614	23,330	9,822	6,962	4,648
Marketing and sales	252,935	149,598	96,311	54,600	33,522
General and administrative	84,257	47,986	30,268	16,915	12,958
Lease recovery	—	(285)	—	(3,445)	—

Total operating expenses	381,806	220,629	136,401	75,032	51,128
Income (loss) from operations	(3,598)	20,102	6,520	3,718	(10,500)
Interest income	14,977	7,726	2,658	379	471
Interest expense	(193)	(69)	(37)	(22)	(77)
Other income	1,310	439	12	164	98

Income (loss) before (provision) benefit for income taxes and minority interest	12,496	28,198	9,153	4,239	(10,008)
(Provision) Benefit for income taxes	(9,795)	1,310	(1,217)	(541)	—

Income (loss) before minority interest	2,701	29,508	7,936	3,698	(10,008)
Minority interest in consolidated joint venture	(2,220)	(1,034)	(590)	(184)	292

Net income (loss) (2)	$481	$28,474	$7,346	$3,514	$(9,716)

Net income (loss) per share:
Basic	$0.00	$0.27	$0.10	$0.12	$(0.37)
Diluted	0.00	0.24	0.07	0.04	(0.37)
Weighted-average shares used in computing per share amounts:
Basic (3)	112,386	107,274	75,503	29,605	26,375
Diluted (3)	120,154	118,737	110,874	95,409	26,375

(1)	Cost of revenues and operating expenses include stock-based expenses, consisting of (in thousands):

	Fiscal Year Ended January 31,
	2007	2006	2005	2004	2003
Cost of revenues	$5,522	$575	$634	$655	$428
Research and development	4,523	332	282	462	402
Marketing and sales	18,392	1,325	1,296	2,029	1,696
General and administrative	10,768	1,216	1,402	1,213	2,241

Total stock-based expenses	$39,205	$3,448	$3,614	$4,359	$4,767

Effective February 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, using the modified prospective transition method and therefore has not restated results for prior periods.

(2)	Net income during fiscal 2006 included a $6.8 million income tax benefit which was recorded during the third quarter.
(3)	For information regarding the computation of per share amounts, refer to note 1 of the notes to our consolidated financial statements.

	As of January 31,
	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities (4)	$412,512	$296,792	$205,938	$35,812	$16,009
Working capital	42,097	68,592	47,044	4,140	1,172
Total assets	664,832	434,749	280,499	87,511	39,673
Long-term obligations	1,408	1,339	2,317	1,830	5,206
Convertible preferred stock	—	—	—	61,137	61,137
Accumulated deficit	(35,633)	(36,114)	(64,588)	(71,934)	(75,448)
Total stockholders’ equity (deficit)	281,791	196,371	145,131	(46,237)	(55,875)

Customer and Subscriber Data (unaudited):
Approximate number of customers	29,800	20,500	13,900	8,700	5,700
Approximate number of paying subscriptions (5)	646,000	393,000	227,000	127,000	76,000

(4)	Cash, cash equivalents and marketable securities includes net proceeds of $113.8 million from our sale of 11,500,000 shares of common stock in June 2004 from our initial public offering.
(5)	Paying subscriptions are defined as unique user accounts, purchased by customers for use by their employees and other customer-authorized users that have not been suspended for non-payment and for which we are recognizing subscription revenue.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements, including, without limitation, our expectations regarding our outlook and future revenues, expenses, results of operations and liquidity. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future actual results to differ materially from our recent results or those projected in the forward-looking statements include, but are not limited to, those discussed in the section titled “Risk Factors.” Except as required by law, we assume no obligation to update the forward-looking statements or our risk factors for any reason.

Overview

We are the leading provider, based on market share, of application services that allow organizations to easily share customer information on demand, according to a December 2006 report by IDC. We provide a comprehensive CRM service to businesses of all sizes and industries worldwide.

We were founded in February 1999 and began offering our on-demand CRM application service in February 2000.

In order to increase our revenues and take advantage of our market opportunity, we will need to, among other things, continue to add substantial numbers of paying subscriptions and upgrade our customers to more fully featured versions such as our Unlimited Edition. We plan to re-invest our revenues for the foreseeable future by expanding our data center capacity; upgrading our development and test data center; hiring additional personnel, particularly in customer-related areas; expanding our domestic and international selling and marketing activities; increasing our research and development activities to upgrade and extend our service offerings and to develop new services and technologies; expanding the number of locations around the world where we conduct business; adding to our infrastructure to support our growth; and expanding our operational systems to manage a growing business. Additionally, in our effort to further strengthen and extend our service offering, we may in the future acquire or make investments in complementary companies, services and technologies.

We expect marketing and sales costs, which were 51 percent of our total revenues for the year ended January 31, 2007 and 48 percent of our total revenues for the same period a year ago, to continue to represent a substantial portion of total revenues in the future as we seek to add and manage more paying subscribers, build brand awareness and increase the number of marketing events that we sponsor.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2007, for example, refer to the fiscal year ended January 31, 2007.

Sources of Revenues

We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our on-demand application service, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) related professional services and other revenues. Other revenues consist primarily of training fees. Subscription and support revenues accounted for approximately 90 percent of our total revenues during fiscal 2007, 2006 and 2005. Subscription revenues are driven primarily by the number of paying subscribers of our service and the subscription price of our service. None of our customers accounted for more than 5 percent of our revenues during fiscal 2007, 2006 and 2005.

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

Research and Development. Research and development expenses consist primarily of salaries and related expenses, including stock-based expenses, the costs of our development and test data center and allocated overhead. We have historically focused our research and development efforts on increasing the functionality and enhancing the ease of use of our on-demand application service. Our proprietary, scalable and secure multi-tenant architecture enables us to provide all of our customers with a service based on a single version of our application. As a result, we do not have to maintain multiple versions, which enables us to have relatively low research and development expenses as compared to traditional enterprise software companies. We expect that in the future, research and development expenses will increase in absolute dollars as we upgrade and extend our service offerings and develop new technologies.

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

Prior to February 1, 2006, we recognized stock-based expenses related to options and warrants issued to non-employees and option grants to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25. Under APB 25, the compensation expense of stock options to employees was measured based on the difference in the deemed fair value of our common stock and the exercise price of the option on the date of the grant These differences occurred prior to our June 2004 initial public offering.

Joint Venture

In December 2000, we established a Japanese joint venture, Kabushiki Kaisha salesforce.com, with SunBridge, Inc., a Japanese corporation, to assist us with our sales efforts in Japan. As of January 31, 2007, we owned a 65 percent interest in the joint venture. Because of this majority interest, we consolidate the venture’s financial results, which are reflected in each revenue, cost of revenues and expense category in our consolidated statement of operations. We then record minority interest, which reflects the minority investors’ interest in the venture’s results, exclusive of intercompany charges. Through January 31, 2007, the operating performance and liquidity requirements of the Japanese joint venture had not been significant. While we plan to expand our selling and marketing activities in Japan in order to add new customers, we believe the future operating performance and liquidity requirements of the Japanese joint venture will not be significant.

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

We believe that of our significant accounting policies, which are described in note 1 to our consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations we defer the direct costs of the consulting arrangement and amortize those costs over the same time period as the consulting revenue is recognized. The deferred cost on our consolidated balance sheet totaled $5,232,000 at January 31, 2007 and $1,686,000 at January 31, 2006. Such amounts are included in prepaid expenses and other current assets and other assets.

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

During fiscal 2007, we deferred $37.9 million of commission expenditures and we amortized $23.4 million to sales expense. During the same period a year ago, we deferred $22.1 million of commission expenditures and we amortized $14.6 million to sales expense. Deferred commissions on our consolidated balance sheet totaled $31.6 million at January 31, 2007 and $17.1 million at January 31, 2006.

Accounting for Stock-Based Awards. Effective February 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore we have not restated results for prior periods. Prior to February 1, 2006, we accounted for share-based compensation under APB 25.

SFAS 123R requires all employee share-based payments, including grants of employee stock options, be recognized as expense in the statement of operations based on their fair values and vesting periods. We recognize the fair value of our stock awards on a straight-line basis over the requisite service period of the award, which is the vesting term of four years.

We recognized stock-based expense of $39.2 million during fiscal 2007. The requirement to expense stock-based awards will continue to materially reduce our reported results of operations. As of January 31, 2007, we had an aggregate of $152.4 million of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. We currently expect this stock compensation balance to be amortized as follows: $53.5 million during fiscal 2008; $47.3 million during fiscal 2009; $36.5 million during fiscal 2010; and $15.1 million during fiscal 2011. The expected amortization reflects only outstanding stock awards as of January 31, 2007 and assumes no forfeiture activity. We expect to continue to issue share-based awards to our employees in future periods.

The impact of SFAS 123R in the future is dependent upon, among other things, the timing of when we hire additional employees, the effect of long-term incentive strategies involving stock awards in order to continue to attract and retain employees, the total number of stock awards granted, the fair value of the stock awards at the time of grant, changes in estimated forfeiture assumption rates and the tax benefit that we may or may not receive from stock-based expenses. Additionally, the application of SFAS 123R requires the use of an option-pricing model to determine the fair value of stock option awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards.

During fiscal 2007, we awarded 876,303 restricted stock units to our employees. We plan to continue awarding restricted stock units in the future. The restricted stock units, which upon vesting entitles the holder to one share of common stock for each restricted stock unit, have an exercise price of $0.001 per share, which is equal to the par value of our common stock, and vest over 4 years. During fiscal 2007, the fair value of the restricted units is based on our closing stock price on the date of grant, which ranged from $29.35 to $39.35 per share, and compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period.

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

Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses arising from SFAS 123R and the valuation of deferred tax assets and liabilities.

Results of Operations

The following tables set forth selected consolidated statements of operations data for each of the periods indicated (in thousands, except customer and subscriber data).

	Fiscal Year Ended January 31,
	2007	2006	2005
Revenues:
Subscription and support	$451,660	$280,639	$157,977
Professional services and other	45,438	29,218	18,398

Total revenues	497,098	309,857	176,375

Cost of revenues:
Subscription and support	61,457	34,457	12,727
Professional services and other	57,433	34,669	20,727

Total cost of revenues	118,890	69,126	33,454

Gross profit	378,208	240,731	142,921
Operating expenses:
Research and development	44,614	23,330	9,822
Marketing and sales	252,935	149,598	96,311
General and administrative	84,257	47,986	30,268
Lease recovery	—	(285)	—

Total operating expenses	381,806	220,629	136,401
Income (loss) from operations	(3,598)	20,102	6,520
Interest income	14,977	7,726	2,658
Interest expense	(193)	(69)	(37)
Other income	1,310	439	12

Income before (provision) benefit for income taxes and minority interest	12,496	28,198	9,153
(Provision) benefit for income taxes	(9,795)	1,310	(1,217)

Income before minority interest	2,701	29,508	7,936
Minority interest in consolidated joint venture	(2,220)	(1,034)	(590)

Net income	$481	$28,474	$7,346

In addition to the statement of operations data above:
Cash flow provided by operating activities	$111,224	$95,893	$55,872

	As of January 31,
	2007	2006
Balance sheet data:
Cash, cash equivalents and marketable securities	$412,512	$296,792
Deferred revenue	284,063	169,175
Customer and subscriber data (unaudited):
Approximate number of customers	29,800	20,500
Approximate number of paying subscriptions (1)	646,000	393,000

(1)	Paying subscriptions are defined as unique user accounts, purchased by customers for use by their employees and other customer-authorized users that have not been suspended for non-payment and for which we are recognizing subscription revenue.

	Fiscal Year Ended January 31,
	2007	2006	2005
	(in thousands)
Revenues by geography:
Americas	$387,570	$247,009	$140,871
Europe	75,026	43,577	25,201
Asia Pacific	34,502	19,271	10,303

	$497,098	$309,857	$176,375

Cost of revenues and operating expenses include the following amounts related to stock-based awards.

	Fiscal Year Ended January 31,
	2007	2006	2005
	(in thousands)
Stock-based expenses:
Cost of revenues	$5,522	$575	$634
Research and development	4,523	332	282
Marketing and sales	18,392	1,325	1,296
General and administrative	10,768	1,216	1,402

	$39,205	$3,448	$3,614

Effective February 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, using the modified prospective transition method and therefore we have not restated results for prior periods.

The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Fiscal Year Ended January 31,
	2007	2006	2005
Revenues:
Subscription and support	91%	91%	90%
Professional services and other	9	9	10

Total revenues	100	100	100

Cost of revenues:
Subscription and support	12	11	7
Professional services and other	12	11	12

Total cost of revenues	24	22	19

Gross profit	76	78	81
Operating expenses:
Research and development	9	8	5
Marketing and sales	51	48	55
General and administrative	17	16	17
Lease recovery	—	—	—

Total operating expenses	77	72	77
Income (loss) from operations	(1)	6	4
Interest income	4	3	1
Interest expense	—	—	—
Other income	—	—	—

Income before (provision) benefit for income taxes and minority interest	3	9	5
(Provision) benefit for income taxes	(2)	1	(1)

Income before minority interest	1	10	4
Minority interest in consolidated joint venture	(1)	(1)	—

Net income	—%	9%	4%

	Fiscal Year Ended January 31,
	2007	2006	2005
Revenues by geography:
Americas	78%	80%	80%
Europe	15	14	14
Asia Pacific	7	6	6

	100%	100%	100%

	Fiscal Year Ended January 31,
	2007	2006	2005
Stock-based expenses:
Cost of revenues	1%	—%	—%
Research and development	1	—	—
Marketing and sales	4	1	1
General and administrative	2	—	1

	8%	1%	2%

Overview of Fiscal Year Ended January 31, 2007

On February 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method. The adoption of this accounting pronouncement resulted in a significant reduction in our financial operating results. During fiscal 2007, our net income was $481,000, which included $39.2 million of stock-based expenses, or 8 percent of total revenue. Net income during the same period a year ago was $28.5 million. Net income during the year ended January 31, 2006 included a tax benefit of approximately $7.2 million which resulted from the reduction of our valuation allowance for certain of our deferred tax assets. This determination was primarily based on our cumulative profitability over the past several quarters plus the projected current and future taxable income that expected to be realized, particularly in specific tax jurisdictions such as the United States. The net income for the year ended January 31, 2006 also included $3.4 million of stock-based expenses, or 1 percent of total revenue.

Revenues during fiscal 2007 were $497.1 million, an increase of 60 percent over the same period a year ago. The total number of paying subscriptions increased to approximately 646,000 as of January 31, 2007 from approximately 393,000 as of January 31, 2006.

Our gross profit during fiscal 2007 was $378.2 million, or 76 percent of revenues, and included stock-based expenses of $5.5 million. Our operating loss was $3.6 million and included stock-based expenses of $39.2 million. During the same period a year ago, we generated a gross profit of $240.7 million, or 78 percent of revenues, and had operating income of $20.1 million. Operating income during the year ended January 31, 2006 also included $3.4 million of stock-based expense.

Additionally, during fiscal 2007, we re-invested our revenue growth in an effort to expand our business. We incurred costs related to our data center capacity and upgrading our development and test data center. Additionally, we added sales personnel to focus on adding new customers and increasing the sale of subscriptions to existing customers, professional services personnel to support our consulting services, developers to broaden and enhance our on-demand service and we invested in our infrastructure to meet the demands of an expanding business.

During fiscal 2007, we generated $111.2 million of cash from operating activities, as compared to $95.9 million during the same period a year ago. At January 31, 2007, we had cash, cash equivalents and marketable securities of $412.5 million, as compared to $296.8 million at January 31, 2006, accounts receivable of $128.7 million at January 31, 2007, as compared to $76.1 million at January 31, 2006, and deferred revenue of $284.1 million at January 31, 2007, as compared to $169.2 million at January 31, 2006.

On April 10, 2006, we acquired 100 percent of the outstanding stock of Sendia Corporation, a privately-held on-demand wireless application company based in Santa Monica, California, for $15.5 million in cash including acquisition costs. We believe Sendia’s solution will provide our customers with the increased ability to access on-demand applications via mobile handheld devices.

Fiscal Years Ended January 31, 2007 and 2006

Revenues. Total revenues were $497.1 million for the year ended January 31, 2007, compared to $309.9 million during the same period a year ago, an increase of $187.2 million, or 60 percent. Subscription and support revenues were $451.7 million, or 91 percent of total revenues, for the year ended January 31, 2007, compared to $280.7 million, or 91 percent of total revenues, during the same period a year ago. The increase in subscription and support revenues was due primarily to the increase in the number of paying subscriptions to approximately 646,000 as of January 31, 2007 from approximately 393,000 as of January 31, 2006. Professional services and other revenues were $45.4 million, or 9 percent of total revenues, for the year ended January 31, 2007, compared to $29.2 million, or 9 percent of total revenues, for the same period a year ago. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of paying subscriptions and customers.

Revenues in Europe and Asia Pacific accounted for $109.5 million, or 22 percent of total revenues, during the year ended January 31, 2007, compared to $62.8 million, or 20 percent of total revenues, during the same period a year ago, an increase of $46.7 million, or 74 percent. The increase in revenues outside of the Americas was the result of our efforts to expand internationally.

Cost of Revenues. Cost of revenues was $118.9 million, or 24 percent of total revenues, during the year ended January 31, 2007, compared to $69.1 million, or 22 percent of total revenues, during the same period a year ago, an increase of $49.8 million. The increase in absolute dollars was primarily due to an increase of $17.0 million in employee-related costs, primarily all of which was due to the 59 percent increase in the headcount of our professional services organization since January 31, 2006, an increase of $4.9 million in stock-based expenses, an increase of $15.6 million in service delivery costs, primarily due to our efforts in adding data center capacity, an increase of $3.9 million in depreciation and amortization expenses, an increase of $5.4 million in outside subcontractor and other service costs and an increase of $2.1 million in allocated overhead. The cost of the additional professional services headcount resulted in the cost of professional services and other revenues to be in excess of the related revenue during fiscal 2007 by $12.0 million. We increased the professional services headcount in order to meet the current and anticipated demand for our consulting and training services as our subscriber base has expanded and includes more large businesses and as we have expanded internationally.

We intend to continue to invest additional resources in our on-demand application service and in our capacity to deliver professional services. The timing of these additional expenses, together with the requirement to expense stock options, will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues. We expect the cost of professional services and other revenue to continue to be in excess of the related revenue during fiscal 2008. We plan to make this investment since our professional services are designed to facilitate the adoption of our on-demand application service.

Research and Development. Research and development expenses were $44.6 million, or 9 percent of total revenues, during the year ended January 31, 2007, compared to $23.3 million, or 8 percent of total revenues, during the same period a year ago, an increase of $21.3 million. The increase in absolute dollars was due to an increase of $12.0 million in employee-related costs, an increase of $4.2 million in stock-based expenses, an increase of $2.7 million in depreciation expense, equipment and service costs and an increase of $2.4 million in allocated overhead. We increased our research and development headcount by 84 percent since January 31, 2006 in order to upgrade and extend our service offerings and develop new technologies.

Marketing and Sales. Marketing and sales expenses were $252.9 million, or 51 percent of total revenues, during the year ended January 31, 2007, compared to $149.6 million, or 48 percent of total revenues, during the same period a year ago, an increase of $103.3 million. The increase in absolute dollars was primarily due to increases of $71.4 million in employee-related costs, $17.1 million in stock-based expenses, $2.9 million in marketing, advertising and event costs, $1.5 million in partner referral fees and $9.2 million in allocated overhead. Our marketing and sales headcount increased by 55 percent since January 31, 2006 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative. General and administrative expenses were $84.3 million, or 17 percent of total revenues, during the year ended January 31, 2007, compared to $48.0 million, or 16 percent of total revenues, during the same period a year ago, an increase of $36.3 million. The increase was primarily due to an increase of $28.8 million in employee-related costs, $9.5 million in stock-based expenses, $6.5 million in infrastructure-related costs and $5.5 million in professional and outside service costs, which were primarily offset by $13.7 million in increased allocated charges to non-general and administrative departments. Our general and administrative headcount increased by 62 percent since January 31, 2006 as we added personnel to support our growth.

Operating Income (Loss). Operating loss during the year ended January 31, 2007 was $3.6 million and included $39.2 million of stock-based expenses related to SFAS 123R. During the same period a year ago, operating income was $20.1 million and included $3.4 million of stock-based expenses. The increase in our revenues was re-invested in an effort to expand our business.

Interest Income. Interest income consists of investment income on cash and marketable securities balances. Interest income was $15.0 million during the year ended January 31, 2007 and was $7.7 million during the same period a year ago. The increase was primarily due to increased marketable securities balances resulting from the cash generated by operating activities and increased market interest rates.

(Provision) Benefit for Income Taxes. We recorded a provision for income taxes of $9.8 million during the year ended January 31, 2007, compared to a benefit for income taxes of $1.3 million during the same period a year ago. Included in the fiscal 2006 $1.3 million income tax benefit was a $7.2 million reversal of the valuation allowance related to certain of our deferred tax assets. Prior to the third quarter of last year, we recorded a full valuation allowance to reserve for the benefit of our deferred tax assets due to the uncertainty surrounding our ability to realize these assets.

The (provision) benefit amounts equated to an effective tax rate of 78 percent for the current period and a negative 5 percent for the same period a year ago.

The fiscal 2007 provision as a percentage of income before provision for income taxes and minority interest was significantly higher than for the same period a year ago primarily due to foreign losses for which no tax benefit can be realized, certain nondeductible stock-based expenses resulting from the adoption of SFAS 123R and the $7.2 million reversal of the valuation allowance a year ago.

Additionally, the impact of adopting SFAS 123R and the business combination accounting adjustments from the acquisition of Sendia Corporation had a significant impact on the calculation of our effective tax rate because these charges significantly lowered our income before provision for income taxes and minority interest and we were not able to recognize a full income tax benefit for the stock-based expenses and foreign losses. See Note 6 “Income Taxes” to the Notes to the Consolidated Financial Statements for our reconciliation of income taxes at the statutory federal rate to the provision for income taxes.

Fiscal Years Ended January 31, 2006 and 2005

Revenues. Total revenues were $309.9 million for the year ended January 31, 2006, compared to $176.4 million during the same period a year ago, an increase of $133.5 million, or 76 percent. Subscription and support revenues were $280.7 million, or 91 percent of total revenues, for the year ended January 31, 2006, compared to $158.0 million, or 90 percent of total revenues, during the same period a year ago. The increase in subscription and support revenues was due primarily to the increase in the number of paying subscribers to approximately 393,000 as of January 31, 2006 from approximately 227,000 as of January 31, 2005. Professional services and other revenues were $29.2 million, or 9 percent of total revenues, for the year ended January 31, 2006, compared to $18.4 million, or 10 percent of total revenues, for the same period a year ago. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of paying subscribers and customers.

Revenues in Europe and Asia Pacific accounted for $62.8 million, or 20 percent of total revenues, during the year ended January 31, 2006, compared to $35.5 million, or 20 percent of total revenues, during the same period a year ago, an increase of $27.3 million, or 77 percent. The increase in revenues outside of the Americas was the result of our efforts to expand internationally.

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

As of January 31, 2006, we maintained a $41.8 million valuation allowance against the deferred tax assets attributable to employee stock option exercises and operating losses from certain foreign subsidiaries.

This effective tax rate differs from the statutory rate primarily due to the utilization of previously unrecognized domestic loss carryovers offset by losses in certain foreign jurisdictions for which no benefit was recognized. See Note 6 “Income Taxes” to the Notes to the Consolidated Financial Statements for our reconciliation of income taxes at the statutory federal rate to the provision for income taxes.

Liquidity and Capital Resources

At January 31, 2007, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $412.5 million and accounts receivable of $128.7 million.

Net cash provided by operating activities was $111.2 million during the year ended January 31, 2007 and $95.9 million during the same period a year ago. The improvement in cash flow was due primarily to the increased number of paying subscribers to our service. Cash provided by operating activities has historically been affected by sales of subscriptions and support and professional services, changes in working capital accounts, particularly increases in accounts receivable and deferred revenue and the timing of commission and bonus payments, and add-backs of non-cash expense items such as depreciation and amortization and the expense associated with stock-based awards.

Net cash used in investing activities was $168.6 million during the year ended January 31, 2007 and $47.8 million during the same period a year ago. The net cash used in investing activities during the year ended January 31, 2007 primarily related to the investment of operating cash balances and capital expenditures associated with the purchase of software licenses, computer equipment and furniture and fixtures as we have expanded our infrastructure and work force. In April 2006, we acquired Sendia Corporation for $15.5 million including acquisition costs and in December 2006, we increased our ownership interest in Kabushiki Kaisha salesforce.com from 63 percent to 65 percent by purchasing some shares held by a minority partner for $2.8 million.

Net cash provided by financing activities was $45.0 million during the year ended January 31, 2007 and $15.8 million during the same period a year ago. During the year ended January 31, 2007, the $29.1 million of proceeds from the exercise of employee stock options and warrants and $16.6 million of tax benefits from employee stock plans were offset by principal payments on capital lease obligations.

As of January 31, 2007, we have a total of $5.9 million in letters of credit outstanding in favor of our landlords for office space in San Francisco, California, New York, Singapore and Australia. To date, no amounts have been drawn against the letters of credit, which renew annually and mature at various dates through December 2015.

We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. Additionally, we currently do not have a bank line of credit.

Our principal commitments consist of obligations under leases for office space and co-location facilities for additional data center capacity and the development and test data center, and computer equipment and furniture and fixtures. We also have long-term liabilities related primarily to lease abandonments. At January 31, 2007, the future minimum payments under these commitments as well as our long-term liability were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Capital lease obligations	$185	$179	$6	$—	$—
Operating lease obligations:
Office space	136,679	24,574	44,779	32,476	34,850
Computer equipment and furniture and fixtures	60,794	34,057	26,728	9	—
Contractual commitments	1,125	1,125	—	—	—
Lease abandonment liabilities and other	2,107	196	756	267	888

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

During fiscal 2008, we may enter into arrangements to acquire or invest in other businesses, services or technologies. While we believe we have sufficient financial resources to take these actions, we may be required to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective beginning in the first quarter of fiscal 2009. We are currently assessing whether adoption of SFAS No. 157 will have an impact on our financial statements.

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

Interest rate sensitivity

We had cash, cash equivalents and marketable securities totaling $412.5 million at January 31, 2007. These amounts were invested primarily in money market funds and instruments, corporate notes and bonds, government securities and other debt securities with strong credit ratings. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes.

Our fixed-income portfolio is subject to interest rate risk. An immediate increase or decrease in interest rates of 100-basis points could result in a $2.8 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Report:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

salesforce.com, inc.

We have audited the accompanying consolidated balance sheets of salesforce.com, inc. as of January 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of salesforce.com, inc. at January 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of salesforce.com, inc.’s internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007 expressed an unqualified opinion thereon.

As discussed in Note 1 to the consolidated financial statements, in fiscal 2007, salesforce.com, inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”

/s/    ERNST & YOUNG LLP

San Jose, California

March 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

salesforce.com, inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that salesforce.com, inc. maintained effective internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Salesforce.com’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that salesforce.com, inc. maintained effective internal control over financial reporting as of January 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, salesforce.com, inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of salesforce.com, inc. as of January 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2007 and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Jose, California

March 9, 2007

salesforce.com, inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	January 31, 2007	January 31, 2006
Assets
Current assets:
Cash and cash equivalents	$86,608	$99,842
Short-term marketable securities	165,816	107,723
Accounts receivable, net of allowance for doubtful accounts of $1,223 and $1,296 at January 31, 2007 and 2006, respectively	128,693	76,128
Deferred commissions	22,072	13,186
Deferred income taxes	228	—
Prepaid expenses and other current assets	15,679	6,338

Total current assets	419,096	303,217
Marketable securities, noncurrent	160,088	89,227
Fixed assets, net	30,155	24,216
Deferred commissions, noncurrent	9,478	3,889
Deferred income taxes, noncurrent	20,625	10,416
Goodwill	6,705	—
Other assets	18,685	3,784

Total assets	$664,832	$434,749

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,870	$10,212
Accrued expenses and other current liabilities	77,151	48,782
Income taxes payable	6,739	2,650
Deferred income taxes	—	3,191
Deferred revenue	284,063	169,175
Current portion of capital lease obligations	176	615

Total current liabilities	376,999	234,625
Capital lease obligations, net of current portion	6	184
Long-term lease abandonment liability and other	1,402	1,155
Minority interest	4,634	2,414

Total liabilities	383,041	238,378
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and none outstanding at January 31, 2007 and 2006	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized, 114,537,560 and 110,513,576 issued and outstanding at January 31, 2007 and 2006, respectively	115	111
Additional paid-in capital	319,496	237,010
Deferred stock-based compensation	—	(2,531)
Accumulated other comprehensive loss	(2,187)	(2,105)
Accumulated deficit	(35,633)	(36,114)

Total stockholders’ equity	281,791	196,371

Total liabilities and stockholders’ equity	$664,832	$434,749

See accompanying Notes to Consolidated Financial Statements.

salesforce.com, inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Year Ended January 31,
	2007	2006	2005
Revenues:
Subscription and support	$451,660	$280,639	$157,977
Professional services and other	45,438	29,218	18,398

Total revenues	497,098	309,857	176,375

Cost of revenues (1):
Subscription and support	61,457	34,457	12,727
Professional services and other	57,433	34,669	20,727

Total cost of revenues	118,890	69,126	33,454

Gross profit	378,208	240,731	142,921
Operating expenses (1):
Research and development	44,614	23,330	9,822
Marketing and sales	252,935	149,598	96,311
General and administrative	84,257	47,986	30,268
Lease recovery	—	(285)	—

Total operating expenses	381,806	220,629	136,401
Income (loss) from operations	(3,598)	20,102	6,520
Interest income	14,977	7,726	2,658
Interest expense	(193)	(69)	(37)
Other income	1,310	439	12

Income before (provision) benefit for income taxes and minority interest	12,496	28,198	9,153
(Provision) benefit for income taxes	(9,795)	1,310	(1,217)

Income before minority interest	2,701	29,508	7,936
Minority interest in consolidated joint venture	(2,220)	(1,034)	(590)

Net income	$481	$28,474	$7,346

Basic net income per share	$0.00	$0.27	$0.10
Diluted net income per share	0.00	0.24	0.07
Weighted-average number of shares used in per share amounts:
Basic	112,386	107,274	75,503
Diluted	120,154	118,737	110,874
(1) Amounts include stock-based expenses, as follows (see Note 1):

	Fiscal Year Ended January 31,
	2007	2006	2005
Cost of revenues	$5,522	$575	$634
Research and development	4,523	332	282
Marketing and sales	18,392	1,325	1,296
General and administrative	10,768	1,216	1,402

	$39,205	$3,448	$3,614

See accompanying Notes to Consolidated Financial Statements.

salesforce.com, inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Notes Receivables from Stockholders	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Comprehensive Loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances at January 31, 2004	58,024,345	$61,137	31,530,626	$32	$35,580	$(8,251)	$(1,674)	$10	$(71,934)	$(71,924)	$(46,237)
Issuance of common stock in connection with initial public offering, net of issuance costs incurred	—	—	11,500,000	12	113,756	—	—	—	—	—	113,768
Conversion of preferred stock into common	(58,024,345)	(61,137)	58,024,345	58	61,079	—	—	—	—	—	61,137
Deferred compensation related to the issuance of Company and subsidiary stock options	—	—	—	—	624	(955)	—	—	—	—	(331)
Amortization of Company and subsidiary deferred stock-based compensation	—	—	—	—	—	3,298	—	—	—	—	3,298
Exercise of stock options, warrants and stock grants to board members for board services	—	—	4,126,845	3	5,473	—	—	—	—	—	5,476
Tax benefits from employee stock plans	—	—	—	—	798	—	—	—	—	—	798
Repurchase of unvested shares	—	—	(191,000)	—	(254)	—	—	—	—	—	(254)
Fair value of stock awards issued to nonemployees for services	—	—	—	—	167	—	—	—	—	—	167
Accrued interest on stockholder notes receivable	—	—	—	—	—	—	(96)	—	—	—	(96)
Collection of outstanding note receivable balances	—	—	—	—	—	—	1,043	—	—	—	1,043
Sale of subsidiary common stock	—	—	—	—	25	—	—	—	—	—	25
Foreign currency translation adjustment	—	—	—	—	—	—	—	(260)	—	(260)	(260)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(749)	—	(749)	(749)
Net income	—	—	—	—	—	—	—	—	7,346	7,346	7,346

Comprehensive income, year ended January 31, 2005	—	—	—	—	—	—	—	—	—	6,337	—

Balances at January 31, 2005	—	$—	104,990,816	$105	$217,248	$(5,908)	$(727)	$(999)	$(64,588)	$(65,587)	$145,131

See accompanying Notes to Consolidated Financial Statements

salesforce.com, inc.

Consolidated Statements of Stockholders’ Equity—(Continued)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Notes Receivables from Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2005	104,990,816	$105	$217,248	$(5,908)	$(727)	$(999)	$(64,588)	$(65,587)	$145,131
Reversal of deferred compensation resulting from the cancellation of Company and subsidiary stock options	—	—	(269)	612	—	—	—	—	343
Amortization of Company and subsidiary deferred stock-based compensation	—	—	—	2,765	—	—	—	—	2,765
Exercise of stock options, warrants and stock grants to board members for board services	5,547,883	6	16,118	—	—	—	—	—	16,124
Tax benefits from employee stock plans	—	—	3,662	—	—	—	—	—	3,662
Repurchase of unvested shares	(25,123)	—	(28)	—	—	—	—	—	(28)
Fair value of stock awards issued to nonemployees for services	—	—	279	—	—	—	—	—	279
Collection of outstanding note receivable balances	—	—	—	—	727	—	—	—	727
Foreign currency translation adjustment	—	—	—	—	—	(287)	—	(287)	(287)
Unrealized loss on marketable securities	—	—	—	—	—	(819)	—	(819)	(819)
Net income	—	—	—	—	—	—	28,474	28,474	28,474

Comprehensive income, year ended January 31, 2006	—	—	—	—	—	—	—	27,368	—

Balances at January 31, 2006	110,513,576	$111	$237,010	$(2,531)	$—	$(2,105)	$(36,114)	$(38,219)	$196,371

See accompanying Notes to Consolidated Financial Statements.

salesforce.com, inc.

Consolidated Statements of Stockholders’ Equity—(Continued)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2006	110,513,576	$111	$237,010	$(2,531)	$(2,105)	$(36,114)	$(38,219)	$196,371
Reclassification of deferred compensation resulting from the adoption of SFAS 123R	—	—	(2,531)	2,531	—	—	—	—
Exercise of stock options, warrants and stock grants to board members for board services	4,032,132	4	29,691	—	—	—	—	29,695
Tax benefits from employee stock plans	—	—	16,480		—	—	—	16,480
Stock-based expenses	—	—	38,858	—	—	—	—	38,858
Repurchase of unvested shares	(8,148)	—	(12)	—	—	—	—	(12)
Foreign currency translation adjustment	—	—	—	—	(842)	—	(842)	(842)
Unrealized gain on marketable securities	—	—	—	—	760	—	760	760
Net income	—	—	—	—	—	481	481	481

Comprehensive income, year ended January 31, 2007	—	—	—	—	—	—	399	—

Balances at January 31, 2007	114,537,560	$115	$319,496	$—	$(2,187)	$(35,633)	$(37,820)	$281,791

See accompanying Notes to Consolidated Financial Statements.

salesforce.com, inc.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended January 31,
	2007	2006	2005
Operating activities
Net income	$481	$28,474	$7,346
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in consolidated joint venture	2,220	1,034	590
Depreciation and amortization	12,504	6,027	3,147
Loss on retirement of fixed assets	—	48	223
Amortization of deferred commissions	23,381	14,606	15,598
Lease recovery	—	(285)	—
Change in the deferred income tax valuation allowance	—	(7,225)	—
Accrued interest on stockholder notes receivable	—	—	(96)
Expense related to stock-based awards	39,205	3,448	3,614
Excess tax benefits from employee stock plans	(16,574)	3,662	798
Changes in assets and liabilities:
Accounts receivable	(52,523)	(27,254)	(22,338)
Deferred commissions	(37,856)	(22,068)	(14,055)
Prepaid expenses and other current assets	(8,157)	(2,871)	65
Other assets	(1,709)	(1,620)	(216)
Accounts payable	(1,764)	7,687	490
Accrued expenses and other current liabilities	27,926	16,521	14,801
Income taxes	9,590	2,434	(318)
Deferred revenue	114,500	73,275	46,223

Net cash provided by operating activities	111,224	95,893	55,872

Investing activities
Business combination	(15,502)	—	—
Purchase of subsidiary stock	(2,777)	—	—
Restricted cash	—	3,191	721
Purchases of marketable securities	(827,562)	(193,165)	(282,220)
Sales and maturities of marketable securities	699,368	165,603	136,608
Capital expenditures	(22,123)	(23,434)	(4,308)

Net cash used in investing activities	(168,596)	(47,805)	(149,199)

Financing activities
Net proceeds from the issuance of common stock	—	—	113,768
Proceeds from the exercise of stock options and warrants	29,082	15,735	4,746
Excess tax benefits from employee stock plans	16,574	—	—
Collection of notes receivable from stockholders	—	727	1,043
Principal payments on capital lease obligations	(617)	(614)	(493)
Repurchase of unvested shares	(12)	(28)	(254)
Proceeds from subsidiary stock offerings	—	—	40

Net cash provided by financing activities	45,027	15,820	118,850

Effect of exchange rate changes	(889)	203	(255)

Net increase (decrease) in cash and cash equivalents	(13,234)	64,111	25,268
Cash and cash equivalents at beginning of year	99,842	35,731	10,463

Cash and cash equivalents at end of year	$86,608	$99,842	$35,731

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$193	$69	$37
Income taxes, net of tax refunds	$273	$(169)	$730

Noncash financing and investing activities
Fixed assets acquired under capital lease	$—	$129	$1,699
Conversion of preferred stock into common	$—	$—	$61,137
Net exercise of warrants	$—	$287	$15

See accompanying Notes to Consolidated Financial Statements.

salesforce.com, inc.

Notes to Consolidated Financial Statements

1. Summary of Business and Significant Accounting Policies

Description of Business

Salesforce.com, inc. (the “Company”) is the leading provider, based on market share, of application services that allow organizations to easily share customer information on demand, according to a December 2006 report by International Data Corporation. It provides a comprehensive customer relationship management (“CRM”) service to businesses of all sizes and industries worldwide. The Company began to offer its on-demand application service on a subscription basis in February 2000. The Company conducts its business worldwide.

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

As a result of implementing SFAS 123R, the Company’s income before provision for income taxes and minority interest for fiscal 2007 was $35.1 million, or approximately $20.4 million after tax, lower than if it had continued to account for share-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Basic and diluted earnings per share for fiscal 2007 were $0.18 and $0.17 per share, respectively, lower than if the Company continued to account for share-based compensation under APB 25.

Under the modified prospective transition method, stock-based expense includes compensation expense for all options granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after February 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

The Company recognizes these stock-based expenses on a straight-line basis over the requisite service period of the award, which is the option vesting term of four years. The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on a review of recent forfeiture activity and expected future employee turnover. The effect of adjusting the forfeiture rate for all expense amortization after February 1, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments during fiscal 2007 was insignificant.

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

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

Also, in accordance with SFAS 123R, beginning in fiscal 2007, the Company presented the benefits of tax deductions in excess of recognized compensation expense (“excess tax benefits from employee stock plans”) as a cash flow from financing activity in the accompanying Consolidated Statements of Cash Flows, rather than as a cash flow from operating activity, as was prescribed under accounting rules applicable through fiscal 2006. These benefits totaled $16.6 million and $3.7 million during fiscal 2007 and 2006, respectively.

In fiscal 2007, the Company awarded 876,303 restricted stock units to its employees. The restricted stock units, which upon vesting entitles the holder to one share of common stock for each restricted stock unit, have an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and vest over 4 years. The fair value of the restricted stock units is based on the Company’s closing stock price on the date of grant, which ranged from $29.35 to $39.35 per share during fiscal 2007, and compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period.

As of January 31, 2007, the aggregate stock compensation remaining to be amortized to costs and expenses was $152.4 million. The Company expects this stock compensation balance to be amortized as follows: $53.5 million during fiscal 2008; $47.3 million during fiscal 2009; $36.5 million during fiscal 2010; and $15.1 million during fiscal 2011. The expected amortization reflects only outstanding stock awards as of January 31, 2007 and assumes there will be no forfeiture activity.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Fiscal Year Ended January 31,
	2007	2006	2005
Volatility	46 - 50%	50 - 75%	75 - 100%
Weighted-average estimated life	4 years	4 years	4 years
Weighted-average risk-free interest rate	4.42 - 5.03%	3.79 - 4.52%	2.86 - 3.70%
Dividend yield	—	—	—
Weighted-average fair value per share of grants	$14.92	$11.11	$7.42

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

During the three months ended July 31, 2005, the Company reevaluated the assumptions used to estimate the future volatility of its stock price. The Company estimated its future stock price volatility considering both observed option-implied volatilities and historical volatility calculations for both the Company and a group of peer comparable companies. Management believes this is the best estimate of the expected volatility over the 4 year weighted-average expected life of its option grants. As a result of its reevaluation and the general market decline in share price volatilities, the Company reduced its volatility assumption from 75 percent to 50 percent. As of January 31, 2007, the Company’s estimate of its future stock price volatility is 46 percent.

Had compensation cost for the Company’s stock-based compensation plans been determined using the fair-value method at the grant date for awards under those plans calculated using the Black-Scholes pricing model and recognized on a straight-line basis over the option vesting periods, the Company’s net income for fiscal 2006

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

and 2005 would have been decreased to the pro forma amounts indicated below (in thousands, except per share data):

	Fiscal Year Ended January 31,
	2006	2005
Net income, as reported	$28,474	$7,346
Add: Total stock-based compensation expense included in the determination of net income	2,765	3,298
Deduct: Total stock-based compensation expense determined under the fair-value-based method for all awards. Such expense amounts are not net of tax benefits	(22,649)	(13,901)

Net income (loss), pro forma	$8,590	$(3,257)

Net income (loss), per share:
Basic:
As reported	$0.27	$0.10
Pro forma	0.08	(0.04)
Diluted:
As reported	$0.24	$0.07
Pro forma	0.07	(0.04)

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

Additionally, the Company holds a majority interest in Kabushiki Kaisha salesforce.com (“Salesforce Japan”), a Japanese joint venture. As of January 31, 2007, the Company owned a 65 percent interest in the joint venture. Given the Company’s majority ownership interest in the joint venture, the accounts of the joint venture have been consolidated with the accounts of the Company, and a minority interest has been recorded for the minority investors’ interests in the net assets and operations of the joint venture to the extent of the minority investors’ individual investments. Additionally, the Company records gains and losses resulting from the change of interest in Salesforce Japan directly to stockholders’ equity as additional paid-in capital.

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

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

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

Concentrations of Credit Risk and Significant Customers and Suppliers

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits. Collateral is not required for accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with problem accounts.

The Company’s accounts receivable and net revenues are derived from a large number of direct customers. No customer accounted for more than 5 percent of accounts receivable at January 31, 2007 and 2006. No single customer accounted for 5 percent or more of total revenue during fiscal 2007, 2006 and 2005.

As of January 31, 2007 and 2006, assets located outside the Americas were 12 percent and 6 percent of total assets, respectively. Revenues by geographical region are as follows (in thousands):

	Fiscal Year Ended January 31,
	2007	2006	2005
Revenues by geography:
Americas	$387,570	$247,009	$140,871
Europe	75,026	43,577	25,201
Asia Pacific	34,502	19,271	10,303

	$497,098	$309,857	$176,375

As of January 31, 2007, the Company serves its customers and users from a third-party Web hosting facility located on the west coast of the United States, leased from Equinix, Inc. As part of the Company’s current disaster recovery arrangements, the existing production environment and all of the customers’ data is replicated in near real-time in a separate back-up facility located on the east coast. Features added through acquisition are temporarily served through alternate facilities. The Company does not control the operation of any of these facilities, which are vulnerable to damage or interruption. Even with the disaster recovery arrangements, the Company’s service could be interrupted.

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

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

Securities, which are classified as available for sale at January 31, 2007 and 2006, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Fair value is determined based on quoted market rates. Realized gains and losses and declines in value judged to be other-than-temporary on securities available for sale are included as a component of interest income. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of interest income.

Gross realized gains and gross realized losses on the sale of available-for-sale securities were less than 1 percent of interest income in fiscal 2007, 2006 and 2005.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, short term marketable securities, accounts receivable, accounts payable, and other accrued expenses, approximate their fair values due to their short maturities.

Fixed Assets

Fixed assets are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of those assets as follows:

Computers, equipment, and software	3 to 5 years
Furniture and fixtures	5 to 7 years
Leasehold improvements	Shorter of the estimated useful life or the lease term

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

For goodwill resulting from the Company’s acquisition of Sendia Corporation (see Note 3. Acquisition) in April 2006, the Company evaluates the recoverability of the goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company tests the balance for impairment annually in the fourth quarter or more often if and when circumstances indicate that goodwill may not be recoverable. There was no impairment of goodwill during the year ended January 31, 2007.

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

The Company capitalized $4,826,000, $1,352,000 and $465,000 in internal use software during fiscal 2007, 2006, and 2005, respectively. Amortization expense totaled $750,000, $443,000 and $396,000 during fiscal 2007, 2006 and 2005, respectively.

Comprehensive Income (Loss)

Comprehensive income consists of net income and other comprehensive income, which includes certain changes in equity that is excluded from net income. Specifically, cumulative foreign currency translation and unrealized gains and losses on marketable securities adjustments, net of tax, are included in accumulated other comprehensive loss. Comprehensive income has been reflected in stockholders’ equity.

The components of accumulated other comprehensive loss were as follows (in thousands):

	As of January 31,
	2007	2006
Foreign currency translation adjustments	$(1,379)	$(537)
Net unrealized losses on marketable securities	(808)	(1,568)

	$(2,187)	$(2,105)

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the fiscal period. Diluted net income per share is computed giving effect to all potential dilutive common stock, including options, restricted stock units and warrants. The dilutive effect of outstanding stock options, restricted stock units and warrants is reflected in diluted earnings per share by application of the treasury stock method.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

A reconciliation of the denominator used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Fiscal Year Ended January 31,
	2007	2006	2005
Numerator:
Net income	$481	$28,474	$7,346
Denominator:
Weighted-average shares outstanding for basic earnings per share, net of weighted-average shares of common stock subject to repurchase	112,386	107,274	75,503
Effect of dilutive securities:
Convertible preferred stock which was converted into shares of common stock upon the closing of the Company’s initial public offering	—	—	22,317
Employee stock awards and warrants	7,768	11,463	13,054

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	120,154	118,737	110,874

Outstanding unvested common stock purchased by employees is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding for basic earnings per share.

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact (in thousands):

	Fiscal Year Ended January 31,
	2007	2006	2005
Stock awards	4,019	387	674

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

The Company recorded a provision for income taxes of $9.8 million during fiscal 2007, compared to an income tax benefit of $1.3 million during the same period a year ago and a provision for income taxes of $1.2 million during fiscal 2005. The fiscal 2006 benefit includes a $7.2 million reversal of the valuation allowance related to certain of our deferred tax assets.

The fiscal 2007 provision as a percentage of income before provision for income taxes and minority interest was significantly higher than the prior year primarily due to foreign losses for which no tax benefit can be realized, certain nondeductible stock-based expenses resulting from the adoption of SFAS 123R and the $7.2 million reversal of the valuation allowance a year ago. The total income tax benefit recognized in the accompanying consolidated statements of operations related to SFAS 123R was $12.4 million during fiscal 2007 and related to APB 25 $1.3 million during fiscal 2006 and $1.3 million during fiscal 2005.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, the Company considers the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, the Company recognizes the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations, the Company defers only the direct costs of the consulting arrangement and amortizes those costs over the same time period as the consulting revenue is recognized. As of January 31, 2007 and 2006, the deferred cost on the accompanying consolidated balance sheet totaled $5,232,000 and $1,686,000, respectively. These deferred costs are included in prepaid and other current assets and other assets.

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

The Company has entered into service level agreements with a small number of its customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits or terminate their agreements in the event that the Company fails to meet those levels. During fiscal 2007, the Company paid out approximately $0.8 million and reduced its reserve by $0.2 million. As of January 31, 2007 and 2006, the reserve balance was approximately $0.4 million and $1.4 million, respectively.

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

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

Advertising Expenses

Advertising is expensed as incurred. Advertising expense was $14,733,000, $12,932,000 and $6,908,000 for fiscal 2007, 2006 and 2005, respectively.

Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective beginning in the first quarter of fiscal 2009. The Company is currently assessing whether adoption of SFAS No. 157 will have an impact on its financial statements.

2. Joint Venture

On December 7, 2000, the Company entered into a joint venture agreement with SunBridge, Inc., a Japanese corporation, to establish Salesforce Japan. In December 2006, in a transaction with SunBridge, Inc., the Company increased its interest in Salesforce Japan from 63 to 65 percent in exchange for a cash payment of $2.8 million. The Company is accounting for this investment as a step acquisition. The allocation of the investment has not been completed. As of January 31, 2007, the cost of the additional shares is included in Other Assets in the accompanying Consolidated Balance Sheet.

Provided that the Company owns at least 30 percent of the outstanding voting shares of the joint venture, the Company has the right to appoint three of the six board members of the joint venture, and together with SunBridge, may appoint a fourth director.

The Board of Directors of the joint venture has authorized option plans to purchase shares in Salesforce Japan. The option plans are in accordance with the rules and regulations of the Commercial Code of Japan. One of the option plans includes antidilution provisions such that the option holders are allowed additional options if the joint venture issues additional stock and the exercise price of their options is reduced if the additional stock is issued for an amount less than such exercise price. These provisions resulted in variable accounting for this plan prior to the adoption of SFAS 123R, as the number of options awarded is not fixed and no measurement date currently exists.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

In fiscal 2007, 2006 and 2005, the joint venture granted options to purchase 8,400, 23,600 and 10,000 shares, respectively, to its employees to purchase shares of common stock in the joint venture. The stock options were issued with an exercise price ranging from ¥4,000 to ¥15,000 per share (approximately $34 to $129 per share), ¥4,000 per share (approximately $34 per share) and ¥4,000 per share (approximately $37 per share), respectively, and vest over a two-year period.

As a result of these stock option grants, the joint venture recognized stock-based expenses of $247,000, $7,000 and $23,000 during fiscal 2007, 2006 and 2005, respectively. As a result of an employee termination, during fiscal 2006 and 2005 the joint venture reversed compensation expense of $20,000 and $475,000, respectively, which had been previously recognized.

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

The Company accounted for this acquisition using Statement of Financial Accounting Standards No. 141, “Business Combinations.” Accordingly, the results of operations for the acquired business are included in the accompanying consolidated statements of operations since the acquisition date, and the related assets and liabilities were recorded based upon their relative fair values as of the acquisition date. Pro forma results of operations have not been presented because the effects of the acquisition were not significant.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

Management’s allocation of the purchase price consideration, based on a valuation of the acquired assets and liabilities performed in part by an unrelated third-party appraiser, is as follows (in thousands):

Net tangible assets	$447
Developed technology	5,710
Customer relationships	690
Goodwill	6,705
Deferred taxes	2,650
Deferred revenue	(700)

Total purchase price consideration	$15,502

The goodwill balance of $6.7 million is not deductible for tax purposes and is the result of the premium paid for an established wireless solution.

The deferred revenue balance of $0.7 million reflects the estimated fair value of the fulfillment of the existing service arrangements assumed from Sendia in connection with the acquisition plus a reasonable profit margin. The arrangements assumed from Sendia were substantially fulfilled by January 31, 2007.

In performing the purchase price allocation, the Company considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of Sendia’s products. The fair value of intangible assets was primarily based on the income approach. The cost approach was also utilized when appropriate. The rate of return utilized to discount the net cash flows to their present values was 25 percent. At January 31, 2007, identifiable intangible assets purchased in the Sendia acquisition consisted of the following (in thousands, except for useful life):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Useful Life
Developed technology	$5,710	$(1,528)	$4,182	3 years
Customer relationships	690	(184)	506	3 years

	$6,400	$(1,712)	$4,688

The expected future amortization expense for these intangible assets is as follows (in thousands):

Fiscal Period:
Fiscal 2008	$2,164
Fiscal 2009	2,164
Fiscal 2010	360

$4,688

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

4. Balance Sheet Accounts

Marketable Securities

At January 31, 2007, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$156,826	$9	$(402)	$156,433
Municipal bonds	1,974	—	(17)	1,957
U.S. treasury securities	30,805	—	(215)	30,590
U.S. agency obligations	137,107	5	(188)	136,924

	$326,712	$14	$(822)	$325,904

At January 31, 2006, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$98,686	$—	$(749)	$97,937
Municipal bonds	1,915	—	(52)	1,863
U.S. government and agency obligations	97,917	4	(771)	97,150

	$198,518	$4	$(1,572)	$196,950

	As of January 31,
	2007	2006
Recorded as follows (in thousands):
Short-term (due in one year or less)	$165,816	$107,723
Long-term (due between one and 3 years)	160,088	89,227

	$325,904	$196,950

The unrealized losses are attributable to changes in interest rates. As of January 31, 2007, the following investments were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$83,709	$(236)	$26,930	$(166)	$110,639	$(402)
Municipal bonds	—	—	1,957	(17)	1,957	(17)
U.S. treasury securities	—	—	30,590	(215)	30,590	(215)
U.S. agency obligations	95,983	(123)	8,275	(65)	104,258	(188)

	$179,692	$(359)	$67,752	$(463)	$247,444	$(822)

The unrealized loss for each of these fixed rate investments ranged from less than $1,000 to $38,000. Of the $67.8 million in investments that were in an unrealized loss position 12 months or greater, $56.9 million will reach maturity within the next 12 months. The Company has the ability and intent to hold these investments to maturity and does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of January 31, 2007. The Company expects to receive the full principal and interest on all of these investment securities.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of January 31,
	2007	2006
Deferred professional services costs	$3,898	$1,200
Prepaid expenses and other current assets	11,781	5,138

	$15,679	$6,338

Fixed Assets

Fixed assets consisted of the following (in thousands):

	As of January 31,
	2007	2006
Computers, equipment and software	$29,440	$24,029
Furniture and fixtures	3,866	2,831
Leasehold improvements	20,757	12,355

	54,063	39,215
Less accumulated depreciation and amortization	(23,908)	(14,999)

	$30,155	$24,216

Depreciation and amortization expense totaled $9,928,000, $5,584,000 and $2,751,000 during fiscal 2007, 2006 and 2005, respectively.

Fixed assets at January 31, 2007 and 2006 included a total of $3,616,000 acquired under capital lease agreements. Accumulated amortization relating to equipment and software under capital leases totaled $3,364,000 and $2,765,000 at January 31, 2007 and 2006, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

Other Assets

Other assets consisted of the following (in thousands):

	As of January 31,
	2007	2006
Capitalized internal-use software development costs, net of accumulated amortization of $2,150 and $1,400, respectively	$5,626	$1,550
Acquired developed technology and other purchased intangibles, net of accumulated amortization of $1,837 and zero, respectively	5,863	—
Deferred professional services costs, noncurrent portion	1,334	486
Long-term deposits	1,958	1,542
Purchase of subsidiary shares in Salesforce Japan	2,777	—
Other	1,127	206

	$18,685	$3,784

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

During fiscal 2007, the Company capitalized $808,000 of stock-based expenses related to internal-use software development and deferred professional services costs.

Amortization expense of capitalized internal-use software development costs and acquired developed technology and other purchased intangibles totaled $2,587,000, $443,000 and $396,000 during fiscal 2007, 2006 and 2005, respectively.

During fiscal 2007, the Company acquired additional developed technology for $1,300,000 from third parties, which is being amortized on a straight-line basis over 3 years.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,
	2007	2006
Accrued compensation	$40,951	$24,465
Accrued other liabilities	15,109	10,844
Current portion of lease abandonment liability	186	186
Liability for early exercise of unvested employee stock options	400	229
Accrued other taxes payable	11,276	7,463
Accrued professional costs	2,749	1,911
Accrued rent	6,480	3,684

	$77,151	$48,782

5. Initial Public Offering

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

6. Income Taxes

The domestic and foreign components of income before provisions for income taxes and minority interest were as follows (in thousands):

	Fiscal Year Ended January 31,
	2007	2006	2005
Domestic	$23,498	$31,240	$12,509
Foreign	(11,002)	(3,042)	(3,356)

	$12,496	$28,198	$9,153

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

The provision (benefit) for income taxes were as follows (in thousands):

	Fiscal Year Ended January 31,
	2007	2006	2005
Current:
Federal	$15,243	$4,835	$354
State	1,362	211	189
Foreign	2,514	869	674

	19,119	5,915	1,217
Deferred:
Federal	(7,122)	(4,362)	—
State	(1,368)	(2,863)	—
Foreign	(834)	—	—

	$9,795	$(1,310)	$1,217

A reconciliation of income taxes at the statutory federal income tax rate to the provision (benefit) for income taxes included in the accompanying consolidated statements of operations is as follows (in thousands):

	Fiscal Year Ended January 31,
	2007	2006	2005
U.S. federal taxes at statutory rate	$4,374	$9,869	$3,207
State, net of the federal benefit	(14)	360	189
Foreign losses providing no benefit	3,766	1,978	1,466
Previously unbenefitted tax assets	—	(5,210)	(4,838)
Foreign taxes in excess of the U.S. statutory rate	1,889	280	675
Tax credits	(1,691)	(2,314)	—
Change in valuation allowance	—	(7,225)	—
Other, net	1,471	952	518

	$9,795	$(1,310)	$1,217

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets were as follows (in thousands):

	As of January 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$6,403	$38,796
Deferred stock compensation	10,786	1,324
Tax credits	6,051	4,063
Unrealized losses on marketable securities	—	638
Other	15,833	9,359

Total deferred tax assets	39,073	54,180
Less valuation allowance	(1,681)	(41,826)

Total deferred tax assets	37,392	12,354
Deferred tax liabilities—deferred commissions, prepaid expenses and certain intangibles	(16,539)	(5,129)

Net deferred tax assets	$20,853	$7,225

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been partially offset by a valuation allowance, which decreased by $40.1 million in fiscal 2007 and increased by $13.6 million in fiscal 2006. The valuation allowance as of January 31, 2007 relates primarily to deferred tax assets arising from operating losses from foreign subsidiaries. As a result of SFAS 123R, beginning in fiscal 2007, the excess tax benefits associated with the exercise of stock options are recorded directly to stockholders’ equity when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from excess tax benefits occurring in fiscal 2007 and after. Furthermore, during fiscal 2007 we derecognized approximately $40.1 million of federal and state net operating losses generated from prior-year excess tax benefits associated with stock option exercises, the entire amount of which had been subject to a full valuation allowance.

At January 31, 2007, the Company had net operating loss carryforwards for federal income tax purposes of approximately $140.8 million, which expire in 2020 through 2027, and federal research and development tax credits of approximately $4.8 million, which expire in 2020 through 2027. The Company also has state net operating loss carryforwards of approximately $173.2 million which expire beginning in 2012 and state research and development tax credits of approximately $5.1 million which have no expiration date.

Utilization of the Company’s net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

7. Preferred Stock

After the consummation of the initial public offering in June 2004 and the filing of the Company’s amended and restated certificate of incorporation, the Company’s board of directors has the authority, without further action by stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. The ability to issue preferred stock could delay or impede a change in control. At January 31, 2007 and 2006, no shares of preferred stock were outstanding.

8. Stockholders’ Equity

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

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

On February 1, 2007, 4.0 million additional shares were reserved under the 2004 Equity Incentive Plan pursuant to the automatic increase. The 2004 Employee Stock Purchase Plan will not be implemented unless and until the Company’s Board of Directors authorizes the commencement of one or more offerings under the plan. No offering periods have been authorized to date.

In April 2006, the Company’s Board of Directors approved the 2006 Inducement Equity Incentive Plan (the “Inducement Plan”) that allows for stock option and other equity incentive grants to employees in connection with merger or acquisition activity. The total number of shares reserved for issuance under the Inducement Plan is 400,000 shares. As of January 31, 2007, there were 149,350 shares of common stock available for grant under the Inducement Plan.

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

In January 2007, the Company’s Board of Directors approved change in control and retention agreements involving the Company’s executive officers. Should certain events occur, the executive officers would be entitled to certain benefits that include, among other benefits, vesting acceleration of equity incentives held by the executive at the time of termination resulting from a change in control.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

Stock option activity is as follows:

		Options Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2004	2,889,379	15,928,395	$2.29
Increase in options authorized:
2004 Equity Incentive Plan	4,000,000	—	—
2004 Outside Directors Stock Plan	1,000,000	—	—
Granted under all option plans	(6,492,767)	6,492,767	11.61
Granted to board members for board services	(40,000)	—	—
Exercised	—	(3,843,880)	1.24
Cancelled	1,211,693	(1,211,693)	5.80
Repurchased	191,000	—	—

Balance as of January 31, 2005	2,759,305	17,365,589	5.74
Increase in options authorized:
2004 Equity Incentive Plan	5,000,000	—	—
Granted under all option plans	(5,269,685)	5,269,685	24.51
Granted to a board member for board services	(20,000)	—	—
Exercised	—	(4,832,095)	3.23
Cancelled	1,797,272	(1,797,272)	9.63
Repurchased	25,123	—	—

Balance as of January 31, 2006	4,292,015	16,005,907	12.24
Increase in options authorized:
2004 Equity Incentive Plan	5,000,000	—	—
2006 Inducement Equity Incentive Plan	400,000	—	—
Options granted under all plans	(5,414,762)	5,414,762	34.35
Restricted stock units (see next page)	(841,678)	—	—
Stock grants to board members for board services and advisory board members	(17,500)	—	—
Exercised	—	(3,889,632)	7.44
Repurchased	8,148	—	—
Cancelled	1,575,703	(1,575,703)	24.91

Balance as of January 31, 2007	5,001,926	15,955,334	$19.67	$385,524,000

Vested or expected to vest		15,303,815	$19.24	$376,331,000

Exercisable at January 31, 2007		5,892,257	$8.48	$208,295,000

The total intrinsic value of the options exercised during fiscal 2007, 2006 and 2005 were $111.1 million, $99.5 million and $41.8 million, respectively.

The weighted-average remaining contractual life of vested and expected to vest options is 7 years.

As of January 31, 2007, options to purchase 5,892,257 shares were vested at a weighted average exercise price of $8.48 per share and a remaining weighted-average remaining contractual life of 7 years. The total intrinsic value of these vested options as of January 31, 2007 was $208.3 million.

As of January 31, 2007, 63,307 shares issued pursuant to exercises of options issued under the 1999 Plan remained subject to repurchase.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information about stock options outstanding as of January 31, 2007:

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.06 to $2.50	3,199,055	5.95	$1.93	2,784,934	$1.85
$4.00 to $13.14	2,374,811	7.07	7.58	1,446,500	7.32
$13.73 to $18.45	2,371,765	7.92	14.66	855,772	14.55
$19.60 to $29.35	3,526,015	6.52	25.63	510,174	22.48
$30.40 to $36.90	2,442,145	5.81	34.42	182,759	31.91
$38.39 to $40.50	1,930,052	5.72	39.27	112,118	39.97
$41.28	111,491	4.98	41.28	—	—

	15,955,334		$19.67	5,892,257	$8.48

During fiscal 2007, the Company awarded 876,303 restricted stock units to its employees from the 2004 Equity Incentive Plan. The restricted stock units have an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and vest over 4 years. The fair value of the restricted units is based on the Company’s stock price on the date of grant, and compensation expense is recognized on a straight-line basis over the vesting period.

Restricted stock unit activity during fiscal 2007 is as follows:

	Restricted Stock Units Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2006	—	$—
Granted	876,303	0.001
Cancelled	(34,625)	0.001

Balance as of January 31, 2007	841,678	$0.001	$36,890,000

Expected to vest			$33,665,000

As of January 31, 2007, none of the restricted stock units had vested.

Stock Awards to Non-Employees

During fiscal 2004, the Company granted stock awards of 100,000 shares to non-employees with 4 year vesting terms. Compensation expense is re-measured as the shares vest and is recorded over the vesting periods. Together with past stock awards to non-employees, such expenses amounted to $413,000, $279,000 and $167,000 for fiscal 2007, 2006 and 2005, respectively. Such expense was estimated using the Black-Scholes pricing model using similar assumptions as those for valuing stock option awards to employees.

Warrants for Common Stock

In August 2002, the Board of Directors authorized the issuance of four warrants, each to purchase 125,000 shares of common stock at $1.10 per share to the salesforce.com/foundation (the “Foundation”), which is a

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

nonprofit related party. The Company’s chairman is the chairman of the Foundation. He, one of the Company’s officers and one of the Company’s board members hold three of the Foundation’s eight board seats. The warrants are exercisable for one-year terms beginning on August 1, 2003, August 1, 2004, August 1, 2005, and August 1, 2006, respectively. The warrants were issued as a charitable contribution to the Foundation. The warrants were fully vested on the date of grant without any performance obligations by the Foundation. Through January 31, 2007, the Foundation exercised 375,000 warrants and as of January 31, 2007, the warrants to purchase an aggregate of 125,000 shares of common stock remain outstanding.

Common Stock

The following shares of common stock are available for future issuance at January 31, 2007:

Options outstanding	15,955,334
Restricted stock units outstanding	841,678
Warrants outstanding	143,000
Stock available for future grant:
1999 Stock Option Plan	923,955
2004 Equity Incentive Plan	3,126,121
2006 Inducement Equity Incentive Plan	149,350
2004 Employee Stock Purchase Plan	1,000,000
2004 Outside Directors Stock Plan	802,500

22,941,938

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

During fiscal 2007, certain board members received stock grants for a total of 15,000 shares of common stock for board services pursuant to the terms described in the 2004 Outside Directors Stock Plan. The expense associated with these share issuances was expensed immediately at the time of the issuances.

9. Commitments and Contingencies

Letters of Credit

As of January 31, 2007, the Company had a total of $5.9 million in letters of credit outstanding substantially in favor of its landlords for office space in San Francisco, California, New York, Singapore and Australia. These letters of credit renew annually and mature at various dates through December 2015.

Leases

The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

As of January 31, 2007, the future minimum lease payments under noncancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Period:
Fiscal 2008	$179	$58,631
Fiscal 2009	6	48,763
Fiscal 2010	—	22,744
Fiscal 2011	—	18,181
Fiscal 2012	—	14,304
Thereafter	—	34,850

Total minimum lease payments	185	$197,473

Less: amount representing interest	(3)

Present value of capital lease obligations	$182

The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Of the total operating lease commitment balance of $197.5 million, $136.7 million is related to facilities space. The remaining $60.8 million commitment is related computer equipment and other leases.

Our agreements for the facilities and certain services provide us with the option to renew. Our future contractual obligations would change if we exercised these options.

Rent expense for fiscal 2007, 2006 and 2005 was $16,782,000, $11,434,000 and $6,490,000, respectively.

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

The following table sets forth the lease abandonment activity:

Liability balance at January 31, 2004	$1,971,000
Charges utilized, net of subtenant income of $124,000	(440,000)

Liability balance at January 31, 2005	$1,531,000
Charges utilized, net of subtenant income of $96,000	(298,000)
Reversals	(285,000)

Liability balance at January 31, 2006	$948,000
Charges utilized, net of subtenant income of 202,000	(186,000)

Liability balance at January 31, 2007	$762,000

Legal Proceedings

On August 6, 2004, a shareholder derivative action was filed in the Superior Court of the State of California, San Francisco County, entitled Borrelli v. Benioff, et al., against the Company’s Chief Executive Officer, its Chief Financial Officer and members of its Board of Directors alleging breach of fiduciary duty, abuse of

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

control, gross mismanagement, waste of corporate assets and unjust enrichment under state common law. Subsequently, a substantially similar complaint was filed in the same court based on the same facts and allegations, entitled Johnson v. Benioff, et al. The two actions were consolidated under the caption Borrelli v. Benioff, Case No. CGC-04-433615 (Cal. Super. Ct., S.F. Cty.). On October 5, 2004, plaintiffs filed a consolidated complaint, and assert that the defendants breached their fiduciary duties by making, or failing to prevent salesforce.com, inc. and its management from making, statements or omissions that potentially subject the Company to liability and injury to its reputation. The action seeks damages on behalf of salesforce.com in an unspecified amount, among other forms of legal and equitable relief. Salesforce.com is named solely as a nominal defendant against which no recovery is sought. The plaintiff shareholders made no demand upon the Board of Directors prior to filing these actions. On June 15, 2006, defendants filed a demurrer to the consolidated complaint on the grounds that plaintiffs lack standing to pursue the action because of their failure to make demand upon the Board of Directors. The Court overruled defendants’ demurrer. On October 3, 2006, defendants petitioned the California Court of Appeal for review of the trial court’s decision to overrule the demurrer. The Court of Appeal denied the petition on October 12, 2006. Defendants filed a petition for review of that decision with the California Supreme Court on October 23, 2006, but the petition for review was denied on January 3, 2007. On December 22, 2006, the trial Court ordered that the lawsuit be bifurcated into two phases. The first phase is a bench trial to decide the legal issues of (a) whether a duty to disclose internal forecasts in an IPO registration statement exists in law, (b) if so, under what circumstances this duty exists, and (c) which party bears the burden of proof with respect to the foregoing two issues. The second phase will address the remaining issues, if any. Accordingly, pursuant to the Court’s order, on January 19, 2007 the parties simultaneously filed briefs on the three legal issues listed above. Simultaneous reply briefs are due on February 23, 2007, and the Court will hear oral argument on March 27, 2007. The Court ordered that all discovery be stayed unless and until the Court orders otherwise. To date, no discovery has occurred in this case. It is not possible for the Company to quantify the extent of potential liability to the individual defendants, if any. Management does not believe that the lawsuits have any merit and intends to defend the actions vigorously.

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

10. Employee Benefit Plan

The Company has a 401(k) plan covering all eligible employees. Since January 1, 2006, the Company has been contributing to the plan. The total contributions during fiscal 2007 and the last month of fiscal 2006 were $2,919,000 and $318,000, respectively.

11. Related-Party Transactions

In January 1999, the salesforce.com/foundation, commonly referred to as the Foundation, a non-profit public charity, was chartered to build philanthropic programs that are particularly focused on youth and technology. The Company’s chairman is the chairman of the Foundation. He, one of the Company’s officers and one of the Company’s board members hold three of the Foundation’s eight board seats. The Company is not the primary beneficiary of the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s statement of activities with its financial results.

Since the Foundation’s inception, the Company has provided at no charge certain resources to Foundation employees such as office space. The value of these items totals approximately $35,000 per quarter.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

In addition to the resource sharing with the Foundation, the Company issued the Foundation warrants in August 2002 to purchase 500,000 shares of common stock. Through January 31, 2007, the Foundation has exercised 375,000 of these warrants. Additionally, the Company has donated subscriptions to the Company’s service to other qualified non-profit organizations. The fair value of these donated subscriptions is in excess of $1.0 million per month. The Company plans to continue providing free subscriptions to qualified non-profit organizations.

12. Selected Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for fiscal 2007 and 2006 is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
	(in thousands, except per share data)
Fiscal 2007
Revenues	$104,686	$118,137	$130,053	$144,222	$497,098
Gross profit	80,126	89,006	98,693	110,383	378,208
Loss from operations	(120)	(1,279)	(123)	(2,076)	(3,598)
Net income (loss) (1)	(229)	(145)	339	516	481
Basic net income (loss) per share (1)	0.00	0.00	0.00	0.00	0.00
Diluted net income (loss) per share (1)	0.00	0.00	0.00	0.00	0.00

Fiscal 2006
Revenues	$64,177	$71,943	$82,673	$91,064	$309,857
Gross profit	52,212	55,706	63,089	69,724	240,731
Lease recovery	285	—	—	—	285
Income from operations	4,270	4,193	6,387	5,252	20,102
Net income (2)	4,380	5,040	13,097	5,957	28,474
Basic net income per share (2)	0.04	0.05	0.12	0.05	0.27
Diluted net income per share (2)	0.04	0.04	0.11	0.05	0.24

(1)	Effective February 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, using the modified prospective transition method and therefore has not restated results for prior periods.
(2)	Net income during the third quarter of fiscal 2006 included a $6.8 million income tax benefit associated with the reversal of the Company’s deferred tax valuation allowance.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

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

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2007 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2007. We reviewed the results of management’s assessment with our Audit Committee.

Management’s assessment of the effectiveness of our internal control over financial reporting as of January 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

(c) Changes in internal control over financial reporting

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

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE MATTERS

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

The information required by this Item is incorporated herein by reference to information contained in the sections of the Proxy Statement entitled “Compensation Discussion and Analysis,” “Committee Reports,” “Election of Directors” and “Executive Compensation and Other Matters.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to information contained in the sections of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to information contained in the section of the Proxy Statement entitled “Election of Directors” and “Employment Contracts and Certain Transactions.”

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

(c) Financial Statement Schedules.

salesforce.com, inc.

Schedule II Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions	Deductions Write-offs	Balance at End of Year
Fiscal year ended January 31, 2007
Allowance for doubtful accounts	$1,296,000	$1,645,000	$1,718,000	$1,223,000
Fiscal year ended January 31, 2006
Allowance for doubtful accounts	$611,000	$1,498,000	$813,000	$1,296,000
Fiscal year ended January 31, 2005
Allowance for doubtful accounts	$349,000	$1,110,000	$848,000	$611,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 9, 2007

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

Signature	Title	Date

/s/ MARC BENIOFF Marc Benioff	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 9, 2007

/s/ STEVE CAKEBREAD Steve Cakebread	Chief Financial Officer (Principal Financial & Accounting Officer)	March 9, 2007

/s/ CRAIG CONWAY Craig Conway	Director	March 9, 2007

/s/ ALAN HASSENFELD Alan Hassenfeld	Director	March 9, 2007

/s/ CRAIG RAMSEY Craig Ramsey	Director	March 9, 2007

/s/ SANFORD R. ROBERTSON Sanford R. Robertson	Director	March 9, 2007

Stratton Sclavos	Director	March 9, 2007

/s/ LARRY TOMLINSON Larry Tomlinson	Director	March 9, 2007

/s/ MAYNARD WEBB Maynard Webb	Director	March 9, 2007

/s/ SHIRLEY YOUNG Shirley Young	Director	March 9, 2007

Index to Exhibits

Exhibit 3.1 (1)	Restated Certificate of Incorporation of salesforce.com, inc.

Exhibit 3.2 (1)	Amended and Restated Bylaws of salesforce.com, inc.

Exhibit 4.1 (1)	Specimen Common Stock Certificate

Exhibit 10.1* (1)	Form of Indemnification Agreement between salesforce.com, inc and its officers and directors

Exhibit 10.2* (2)	1999 Stock Option Plan, as amended

Exhibit 10.3* (3)	2004 Equity Incentive Plan, as amended

Exhibit 10.4* (1)	2004 Employee Stock Purchase Plan

Exhibit 10.5* (2)	2004 Outside Directors Stock Plan, as amended

Exhibit 10.6 (4)	2006 Inducement Equity Incentive Plan

Exhibit 10.7** (2)	Master Service Agreement dated May 17, 2005 between salesforce.com, inc. and Equinix, Inc.

Exhibit 10.8 (5)	Warrant to purchase shares of Series C Preferred Stock

Exhibit 10.9 (5)	Warrant to purchase shares of Series D Preferred Stock

Exhibit 10.10 (5)	Resource Sharing Agreement dated as of March 3, 2003 between salesforce.com, inc. and salesforce.com/foundation

Exhibit 10.11 (5)	Joint Venture Agreement dated as of December 7, 2000 among salesforce.com, inc., SunBridge, Inc. and Kabushiki Kaisha salesforce.com

Exhibit 10.12 (5)	License Agreement dated as of January 19, 2001 by and between salesforce.com, inc. and Kabushiki Kaisha salesforce.com

Exhibit 10.13 (5)	Consulting Services Agreement dated as of January 19, 2001 by and between salesforce.com, inc. and Kabushiki Kaisha salesforce.com

Exhibit 10.14*	Form of Offer Letter and schedule of omitted details thereto

Exhibit 10.15*	Form of Change of Control and Retention Agreement as entered into with Steve Cakebread, John Freeland, Parker Harris, George Hu, Kenneth Juster, Jim Steele and Frank van Veenendaal

Exhibit 10.16*	Form of Change of Control and Retention Agreement as entered into with William Dewes and David Schellhase

Exhibit 10.17* (6)	Severance and Confidentiality Agreement and General and Special Release by and between salesforce.com and Patricia Sueltz dated May 17, 2005

Exhibit 10.18* (7)	Offer Letter between salesforce.com, inc. and John Freeland executed as of September 21, 2005

Exhibit 21.1	List of Subsidiaries

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm

Exhibit 24.1	Power of Attorney. (See page 87)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested for a portion of this exhibit.
(1)	Incorporated by reference from the Company’s registration statement on Form S-1 (No. 333-111289), Amendment No. 3, as filed with the Securities and Exchange Commission on April 20, 2004.
(2)	Incorporated by reference from the Company’s Form 10-K for the annual period ended January 31, 2006 as filed with the Securities and Exchange Commission on March 15, 2006.
(3)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended July 31, 2006 as filed with the Securities and Exchange Commission on August 18, 2006.
(4)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended April 30, 2006 as filed with the Securities and Exchange Commission on May 19, 2006.
(5)	Incorporated by reference from the Company’s initial registration statement filing on Form S-1 (No. 333-111289) as filed with the Securities and Exchange Commission on December 18, 2003.
(6)	Incorporated by reference from the Company’s Form 8-K as filed with the Securities and Exchange Commission on May 19, 2005.
(7)	Incorporated by reference from the Company’s Form 8-K as filed with the Securities and Exchange Commission on September 27, 2005.