Form 10-Q
period 2007-04-30
SALESFORCE COM INC
filed 2007-05-18
CIK 1108524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2007

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

As of April 30, 2007, there were approximately 115.5 million shares of the Registrant’s Common Stock outstanding.

salesforce.com, inc.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

salesforce.com, inc.

Condensed Consolidated Balance Sheets

(in thousands)

	April 30, 2007	January 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$87,492	$86,608
Short-term marketable securities	162,881	165,816
Accounts receivable, net	105,013	128,693
Deferred commissions	22,970	22,072
Deferred income taxes	240	228
Prepaid expenses and other current assets	21,537	15,679

Total current assets	400,133	419,096
Marketable securities, noncurrent	197,698	160,088
Fixed assets, net	33,849	30,155
Deferred commissions, noncurrent	8,723	9,478
Deferred income taxes, noncurrent	19,499	20,625
Capitalized software	22,225	10,983
Goodwill	6,705	6,705
Other assets	9,137	7,702

Total assets	$697,969	$664,832

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,606	$8,870
Accrued expenses and other current liabilities	68,718	77,327
Income taxes payable	1,321	6,739
Deferred revenue	295,672	284,063

Total current liabilities	377,317	376,999
Income taxes payable, noncurrent	4,635	—
Long-term lease abandonment liability and other	1,358	1,408
Minority interest	5,377	4,634

Total liabilities	388,687	383,041
Commitments and contingencies
Stockholders’ equity:
Common stock	115	115
Additional paid-in capital	346,466	319,496
Accumulated other comprehensive loss	(2,087)	(2,187)
Accumulated deficit	(35,212)	(35,633)

Total stockholders’ equity	309,282	281,791

Total liabilities and stockholders’ equity	$697,969	$664,832

See accompanying Notes to Condensed Consolidated Financial Statements.

salesforce.com, inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended April 30,
	2007	2006
Revenues:
Subscription and support	$147,690	$94,493
Professional services and other	14,722	10,193

Total revenues	162,412	104,686

Cost of revenues (1):
Subscription and support	20,184	12,775
Professional services and other	18,983	11,785

Total cost of revenues	39,167	24,560

Gross profit	123,245	80,126
Operating expenses (1):
Research and development	14,121	8,825
Marketing and sales	83,925	52,016
General and administrative	25,085	19,405

Total operating expenses	123,131	80,246
Income (loss) from operations	114	(120)
Interest income	5,048	2,990
Interest expense	(41)	(11)
Other income (expense)	169	(599)

Income before provision for income taxes and minority interest	5,290	2,260
Provision for income taxes	(3,842)	(2,005)

Income before minority interest	1,448	255
Minority interest in consolidated joint venture	(718)	(484)

Net income (loss)	$730	$(229)

Basic net income (loss) per share	$0.01	$0.00
Diluted net income (loss) per share	0.01	0.00
Weighted-average number of shares used in per share amounts:
Basic	114,987	110,957
Diluted	120,635	110,957

(1)	Amounts include stock-based expenses, as follows:

	Three months ended April 30,
	2007	2006
Cost of revenues	$1,774	$1,154
Research and development	1,277	720
Marketing and sales	5,619	3,482
General and administrative	3,342	2,250

	$12,012	$7,606

See accompanying Notes to Condensed Consolidated Financial Statements.

salesforce.com, inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended April 30,
	2007	2006
Operating activities
Net income (loss)	$730	$(229)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest in consolidated joint venture	718	484
Depreciation and amortization	4,848	2,325
Amortization of deferred commissions	9,039	5,127
Expense related to stock-based awards	12,012	7,606
Excess tax benefits from employee stock plans	(6,286)	(2,600)
Changes in assets and liabilities	15,769	(297)

Net cash provided by operating activities	36,830	12,416

Investing activities
Business combination	—	(15,502)
Changes in marketable securities	(34,212)	27,208
Capital expenditures	(15,957)	(2,595)

Net cash provided by (used in) investing activities	(50,169)	9,111

Financing activities
Proceeds from the exercise of stock options and warrants	8,300	5,503
Excess tax benefits from employee stock plans	6,286	2,600
Principal payments on capital lease obligations	(157)	(151)

Net cash provided by financing activities	14,429	7,952

Effect of exchange rate changes	(206)	(748)

Net increase in cash and cash equivalents	884	28,731
Cash and cash equivalents at beginning of period	86,608	99,842

Cash and cash equivalents at end of period	$87,492	$128,573

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$41	$11
Income taxes, net of tax refunds	$182	$9

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

Fiscal Year

The Company’s fiscal year ends on January 31. References to fiscal 2008, for example, refer to the fiscal year ending January 31, 2008.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of April 30, 2007 and the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three months ended April 30, 2007 and 2006, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2007 was derived from the audited consolidated financial statements which are included in the Company’s Form 10-K for the fiscal year ended January 31, 2007, which was filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2007. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s fiscal 2007 Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of April 30, 2007, and its results of operations and its cash flows for the three months ended April 30, 2007 and 2006. All adjustments are of a normal recurring nature. The results for the three months ended April 30, 2007 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2008.

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

Notes to Condensed Consolidated Financial Statements—(Continued)

Additionally, the Company holds a majority interest in Kabushiki Kaisha salesforce.com (“Salesforce Japan”), a Japanese joint venture. As of April 30, 2007, the Company owned a 65 percent interest in the joint venture. Given the Company’s majority ownership interest in the joint venture, the accounts of the joint venture have been consolidated with the accounts of the Company, and a minority interest has been recorded for the minority investors’ interests in the net assets and operations of the joint venture to the extent of the minority investors’ individual investments. Additionally, the Company records gains and losses resulting from the change of interest in Salesforce Japan directly to stockholders’ equity as additional paid-in capital.

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

The Company’s accounts receivable and net revenues are derived from a large number of direct customers. No customer accounted for more than 5 percent of accounts receivable at April 30, 2007 and January 31, 2007. No single customer accounted for 5 percent or more of total revenue during the three month periods ended April 30, 2007 and 2006.

As of April 30, 2007 and January 31, 2007, assets located outside the Americas were 14 percent and 12 percent of total assets, respectively. Revenues by geographical region are as follows (in thousands):

	Three months ended April 30,
	2007	2006
Revenues by geography:
Americas	$124,452	$83,025
Europe	25,574	14,950
Asia Pacific	12,386	6,711

	$162,412	$104,686

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

Marketable Securities

Management determines the appropriate classification of investments in marketable securities at the time of purchase in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities and reevaluates such determination at each balance sheet date. Securities, which are classified as available for sale at April 30, 2007 and January 31, 2007, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Fair value is determined based on quoted market rates. Realized gains and losses and declines in value judged to be other-than-temporary on securities available for sale are included as a component of interest income. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of interest income.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss), which includes certain changes in equity that is excluded from net income. Specifically, cumulative foreign currency translation and unrealized gains and losses on marketable securities adjustments, net of tax, are included in accumulated other comprehensive loss. Comprehensive income (loss) has been reflected in stockholders’ equity.

Comprehensive income (loss) consisted of the following (in thousands):

	Three months ended April 30,
	2007	2006
Net income (loss)	$730	$(229)
Translation adjustment	(363)	(151)
Unrealized gain (loss) on marketable securities	463	(2)

Total comprehensive income (loss)	$830	$(382)

The components of accumulated other comprehensive loss were as follows (in thousands):

	April 30, 2007	January 31, 2007
	(unaudited)
Foreign currency translation adjustments	$(1,742)	$(1,379)
Net unrealized losses on marketable securities	(345)	(808)

	$(2,087)	$(2,187)

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the fiscal period. Diluted net income (loss) per share is computed giving effect to all potential dilutive common stock, including options and warrants.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

A reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Three months ended April 30,
	2007	2006
Numerator:
Net income (loss)	$730	$(229)
Denominator:
Weighted-average shares outstanding for basic earnings (loss) per share, net of weighted-average shares of common stock subject to repurchase	114,987	110,957
Effect of dilutive securities:
Employee stock awards and warrants	5,648	—

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings (loss) per share	120,635	110,957

Outstanding unvested common stock purchased by employees is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding for basic earnings (loss) per share.

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact (in thousands):

	Three months ended April 30,
	2007	2006
Stock awards	3,488	10,822

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

The Company recorded a provision for income taxes of $3.8 million during the first quarter of fiscal 2008, compared to a provision for income taxes of $2.0 million during the same period a year ago.

The fiscal 2008 provision as a percentage of income before provision for income taxes and minority interest was lower than the prior year primarily due to a reduced proportion of foreign losses for which no tax benefit can be realized.

The total income tax benefit recognized in the accompanying consolidated statements of operations related to SFAS 123R was $4.1 million during the three months ended April 30, 2007 and $2.4 million during the same period a year ago.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes included in the accompanying consolidated statements of operations is as follows (in thousands):

	Three months ended April 30,
	2007	2006
U.S. federal taxes at statutory rate	$1,852	$791
State, net of the federal benefit	362	207
Foreign losses providing no benefit	1,633	1,121
Foreign taxes in excess of the U.S. statutory rate	348	342
Tax credits	(708)	(323)
Other	355	(133)

	$3,842	$2,005

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or Interpretation 48, on February 1, 2007. As a result of the implementation of Interpretation 48, the Company recorded a cumulative effect adjustment of $0.3 million as an increase in the liability for unrecognized tax benefits, with a corresponding increase to the accumulated deficit balance. If recognized, $5.7 million of the unrecognized tax benefits would reduce the Company’s income tax expense and effective tax rate. Management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next 12 months. The Company also reclassified $4.1 million of current income taxes payable to noncurrent income taxes payable since the Company cannot reasonably estimate the period of cash settlement, if any, with various taxing authorities.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in tax provision. The Company has an insignificant amount of interest accrued as of April 30, 2007.

Tax positions for the Company and its subsidiaries are subject to income tax audits by many tax jurisdictions throughout the world. Tax returns for all tax years since February 1999, which was the inception of the Company, remain open to examination in all major jurisdictions where the Company operates, including the U.S., Europe and Asia Pacific.

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

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, the Company considers the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, the Company recognizes the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations, the Company defers only the direct costs of the consulting arrangement and amortizes those costs over the same time period as the consulting revenue is recognized. As of April 30, 2007 and January 31, 2007, the deferred cost on the accompanying consolidated balance sheet totaled $7,908,000 and $5,232,000, respectively. These deferred costs are included in prepaid and other current assets and other assets.

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

Notes to Condensed Consolidated Financial Statements—(Continued)

Accounting for Stock-Based Compensation

The Company accounts for stock-based expenses pursuant to the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, which requires that all share-based payments, including grants of employee stock options, be recognized as an expense in the statement of operations based on their fair values and vesting periods, which is 4 years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three months ended April 30,
	2007	2006
Volatility	46%	48 – 50%
Weighted-average estimated life	4 Years	4 Years
Weighted-average risk-free interest rate	4.41 – 4.46%	4.63 – 4.81%
Dividend yield	—	—
Weighted-average fair value per share of grants	$17.55	$15.33

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

During the three months ended April 30, 2007 and 2006, the Company capitalized $561,000 and $68,000, respectively, of stock-based expenses related to internal-use software development and deferred professional services costs.

During the three months ended April 30, 2007, the Company recognized stock-based expense of $12.0 million. As of April 30, 2007, the aggregate stock compensation remaining to be amortized to costs and expenses was $158.7 million. The Company expects this stock compensation balance to be amortized as follows: $44.2 million during the remaining nine months of fiscal 2008; $52.5 million during fiscal 2009; $41.6 million during fiscal 2010; $20.0 million during fiscal 2011; and $0.4 million during fiscal 2012. The expected amortization reflects only outstanding stock awards as of April 30, 2007 and assumes no forfeiture activity. We expect to continue to issue share-based awards to our employees in future periods.

The Company grants stock options and restricted stock units to employees throughout the world. In certain foreign jurisdictions, the Company incurs a payroll or social tax cost when its employees exercise their vested awards. Pursuant to SFAS 123R, the payroll and social tax costs are recognized as an operating expense at the time of the exercise. As of April 30, 2007, the Company would incur as an operating expense in excess of $4.5 million if all vested awards held by employees in these foreign jurisdictions were exercised. This amount is based on the number of vested awards held and the market price of the Company’s common stock. The timing of when employees in these foreign jurisdictions exercise their vested awards could materially affect the Company’s future results of operations in a particular period.

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

The Company has entered into service level agreements with a small number of its customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits or terminate their agreements in the event that the Company fails to meet those levels. During the three months ended April 30, 2007, the Company reduced its reserve by $0.2 million. As of April 30, 2007 and January 31, 2007, the reserve balance was approximately $0.2 million and $0.4 million, respectively.

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

Reclassifications

Certain reclassifications to the January 31, 2007 assets and liabilities balances were made to conform to the current period presentation.

2. Balance Sheet Accounts

Marketable Securities

At April 30, 2007, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$195,232	$85	$(257)	$195,060
Municipal bonds	1,990	—	(6)	1,984
U.S. treasury securities	22,002	—	(114)	21,888
U.S. agency obligations	141,700	16	(69)	141,647

	$360,924	$101	$(446)	$360,579

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

At January 31, 2007, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$156,826	$9	$(402)	$156,433
Municipal bonds	1,974	—	(17)	1,957
U.S. treasury securities	30,805	—	(215)	30,590
U.S. agency obligations	137,107	5	(188)	136,924

	$326,712	$14	$(822)	$325,904

	April 30, 2007	January 31, 2007
	(unaudited)
Recorded as follows (in thousands):
Short-term (due in one year or less)	$162,881	$165,816
Long-term (due between one and 3 years)	197,698	160,088

	$360,579	$325,904

The unrealized losses are attributable to changes in interest rates. As of April 30, 2007, the following investments were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$103,257	$(96)	$31,651	$(161)	$134,908	$(257)
Municipal bonds	—	—	1,984	(6)	1,984	(6)
U.S. treasury securities	—	—	21,888	(114)	21,888	(114)
U.S. agency obligations	94,070	(28)	9,798	(41)	103,868	(69)

	$197,327	$(124)	$65,321	$(322)	$262,648	$(446)

The unrealized loss for each of these fixed rate investments ranged from less than $1,000 to $28,000. Of the $65.3 million in investments that were in an unrealized loss position 12 months or greater, $51.3 million will reach maturity within the next 12 months. The Company has the ability and intent to hold these investments to maturity and does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of April 30, 2007. The Company expects to receive the full principal and interest on all of these investment securities.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	April 30, 2007	January 31, 2007
	(unaudited)
Deferred professional services costs	$5,195	$3,898
Prepaid expenses and other current assets	16,342	11,781

	$21,537	$15,679

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Fixed Assets

Fixed assets consisted of the following (in thousands):

	April 30, 2007	January 31, 2007
	(unaudited)
Computers, equipment and software	$30,147	$29,440
Furniture and fixtures	5,245	3,866
Leasehold improvements	25,513	20,757

	60,905	54,063
Less accumulated depreciation and amortization	(27,056)	(23,908)

	$33,849	$30,155

Depreciation and amortization expense totaled $3,584,000 and $2,070,000 for the three months ended April 30, 2007 and 2006, respectively.

Fixed assets at April 30, 2007 and January 31, 2007 included a total of $3,616,000 acquired under capital lease agreements. Accumulated amortization relating to equipment and software under capital leases totaled $3,515,000 and $3,364,000, respectively, at April 30, 2007 and January 31, 2007. Amortization of assets under capital leases is included in depreciation and amortization expense.

Capitalized Software

Capitalized software consisted of the following (in thousands):

	April 30, 2007	January 31, 2007
	(unaudited)
Capitalized internal-use software development costs, net of accumulated amortization of $2,568 and $2,150, respectively	$9,157	$5,626
Acquired developed technology, net of accumulated amortization of $2,604 and $1,653, respectively	13,068	5,357

	$22,225	$10,983

In March 2007, the Company acquired 100 percent of the outstanding stock of a corporation, whose principal asset was developed technology, for $5.3 million in cash. The Company accounted for this acquisition as a capital expenditure as the acquired entity did not meet the accounting definition of a business. As part of the acquisition accounting, the Company recorded a $3.4 million deferred income tax liability to reflect the tax effect of the difference between the $5.3 million in cash paid and the tax basis of the technology acquired. Correspondingly, the Company increased the cost of the acquired technology by the amount of the deferred income tax liability. The total acquisition cost of $8.7 million is being amortized on a straight-line basis to cost of revenues over 3 years.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Other Assets

Other assets consisted of the following (in thousands):

	April 30, 2007	January 31, 2007
	(unaudited)
Deferred professional services costs, noncurrent portion	$2,713	$1,334
Long-term deposits	2,083	1,958
Purchase of subsidiary shares in Salesforce Japan	2,777	2,777
Purchased intangible assets, net of accumulated amortization of $243 and $184, respectively	447	506
Other	1,117	1,127

	$9,137	$7,702

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	April 30, 2007	January 31, 2007
	(unaudited)
Accrued compensation	$28,099	$40,951
Accrued other liabilities	18,339	15,109
Current portion of lease abandonment liability	185	186
Liability for early exercise of unvested employee stock options	283	400
Accrued other taxes payable	10,942	11,276
Accrued professional costs	2,896	2,749
Accrued rent	7,949	6,480
Current portion of capital lease obligations	25	176

	$68,718	$77,327

3. Stockholders’ Equity

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

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

In April 2006, the Company’s Board of Directors approved the 2006 Inducement Equity Incentive Plan (the “Inducement Plan”) that allows for stock option and other equity incentive grants to employees in connection with merger or acquisition activity. The total number of shares reserved for issuance under the Inducement Plan is 400,000 shares. As of April 30, 2007, there were 149,350 shares of common stock available for grant under the Inducement Plan.

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

Stock option activity for the three months ended April 30, 2007 is as follows:

		Options Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2007	5,001,926	15,955,334	$19.67
Increase in options authorized:
2004 Equity Incentive Plan	4,000,000	—	—
Options granted under all plans	(428,594)	428,594	42.66
Restricted stock unit activity	(276,785)	—	—
Stock grants to board members for board services and advisory board members	(8,250)	—	—
Exercised	—	(791,626)	10.28
Cancelled	206,996	(206,996)	26.03

Balance as of April 30, 2007	8,495,293	15,385,306	$20.71	$327,992,000

Vested or expected to vest		14,592,076	$20.13	$319,411,000

Exercisable at April 30, 2007		6,199,706	$10.00	$198,364,000

The total intrinsic value of the options exercised during the three months ended April 30, 2007 and 2006 were $27.3 million and $30.8 million, respectively.

The weighted-average remaining contractual life of vested and expected to vest options is 6 years.

As of April 30, 2007, options to purchase 6,199,706 shares were vested at a weighted average exercise price of $10.00 per share and a remaining weighted-average remaining contractual life of 6 years. The total intrinsic value of these vested options as of April 30, 2007 was $198.4 million.

As of April 30, 2007, 37,453 shares issued pursuant to exercises of options issued under the 1999 Plan remained subject to repurchase.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table summarizes information about stock options outstanding as of April 30, 2007:

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.06 to $2.50	2,871,395	5.71	$1.94	2,675,636	$1.90
$4.00 to $13.73	2,886,424	7.04	9.06	1,739,490	8.21
$13.89 to $22.64	2,453,661	7.85	17.36	978,014	16.85
$23.05 to $29.35	2,387,658	5.47	27.60	223,129	24.83
$30.40 to $36.90	2,347,357	5.52	34.46	447,705	33.97
$38.39 to $42.79	2,240,271	5.36	39.66	135,732	39.97
$43.24	198,540	4.83	43.24	—	—

	15,385,306		$20.71	6,199,706	$10.00

Restricted stock unit activity for the three months ended April 30, 2007 is as follows:

	Restricted Stock Units Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2007	841,678	$0.001
Granted	303,852	0.001
Cancelled	(27,067)	0.001

Balance as of April 30, 2007	1,118,463	$0.001	$46,974,000

Expected to vest	991,827		$41,656,000

As of April 30, 2007, none of the restricted stock units had vested.

Common Stock

The following shares of common stock are available for future issuance at April 30, 2007:

Options outstanding	15,385,306
Restricted stock units outstanding	1,118,463
Warrants outstanding	18,000
Stock available for future grant:
1999 Stock Option Plan	857,653
2004 Equity Incentive Plan	6,693,290
2006 Inducement Equity Incentive Plan	149,350
2004 Employee Stock Purchase Plan	1,000,000
2004 Outside Directors Stock Plan	795,000

26,017,062

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

4. Commitments and Contingencies

Letters of Credit

As of April 30, 2007, the Company had a total of $5.9 million in letters of credit outstanding substantially in favor of its landlords for office space in San Francisco and San Mateo, California, New York, Singapore and Australia. These letters of credit renew annually and mature at various dates through December 2015.

Leases

The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates.

As of April 30, 2007, the future minimum lease payments under noncancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Period:
Remaining nine months in fiscal 2008	$22	$47,927
Fiscal 2009	7	54,570
Fiscal 2010	—	26,513
Fiscal 2011	—	18,939
Fiscal 2012	—	13,984
Thereafter	—	34,830

Total minimum lease payments	29	$196,763

Less: amount representing interest	(2)

Present value of capital lease obligations	$27

Our agreements for the facilities and certain services provide us with the option to renew. Our future contractual obligations would change if we exercised these options.

In December 2001, the Company abandoned certain office space in San Francisco, California. The following table sets forth the lease abandonment activity since January 31, 2007 (in thousands):

Liability balance at January 31, 2007	$762
Charges utilized	(46)

Liability balance at April 30, 2007	$716

5. Legal Proceedings

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

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Benioff, Case No. CGC-04-433615 (Cal. Super. Ct., S.F. Cty.). On October 5, 2004, plaintiffs filed a consolidated complaint, and assert that the defendants breached their fiduciary duties by making, or failing to prevent salesforce.com, inc. and its management from making, statements or omissions that potentially subject the Company to liability and injury to its reputation. The action seeks damages on behalf of salesforce.com in an unspecified amount, among other forms of legal and equitable relief. Salesforce.com is named solely as a nominal defendant against which no recovery is sought. On December 22, 2006, the trial Court ordered that the lawsuit be bifurcated into two phases. The first phase is a bench trial to decide the legal issues of (a) whether a duty to disclose internal forecasts in an IPO registration statement exists in law, (b) if so, under what circumstances this duty exists, and (c) which party bears the burden of proof with respect to the foregoing two issues. The second phase will address the remaining issues, if any. Accordingly, pursuant to the Court’s order, on January 19, 2007 the parties simultaneously filed briefs on the three legal issues listed above. The parties filed simultaneous reply briefs on February 23, 2007. On March 27, 2007, the Court ruled in favor of defendants and found that there is no duty to disclose internal forecasts in an IPO registration statement. The Court found the remaining two issues inapplicable to its analysis. On May 8, 2007, plaintiffs filed a Request for Dismissal asking the Court to dismiss the case with prejudice in its entirety. The Court has not yet entered an order of dismissal.

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

In addition to the resource sharing with the Foundation, the Company issued the Foundation warrants in August 2002 to purchase 500,000 shares of common stock. Through April 30, 2007, the Foundation exercised all of these warrants. As of April 30, 2007, the Foundation held 300,000 shares of salesforce.com common stock. Additionally, the Company has donated subscriptions to the Company’s service to other qualified non-profit organizations. The fair value of these donated subscriptions is in excess of $2.0 million per month. The Company plans to continue providing free subscriptions to qualified non-profit organizations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our business strategy and our plan to build our business, the expenses associated with our data center capacity, our anticipated growth, trends in our business, new application service features, our strategy of acquiring or making investments in complementary companies, services and technologies, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the potential impact of current or any future litigation, the potential availability of additional tax assets in the future and related matters, the impact of expensing stock options, the sufficiency of our capital resources, and our strategy to become a platform player for on-demand applications, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

We expect marketing and sales costs, which were 52 percent of our total revenues for the three months ended April 30, 2007 and 50 percent of our total revenues for the same period a year ago, to continue to represent a substantial portion of total revenues in the future as we seek to add and manage more paying subscribers, build brand awareness and increase the number of marketing events that we sponsor.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2008, for example, refer to the fiscal year ended January 31, 2008.

Sources of Revenues

We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our on-demand application service, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) related professional services and other revenues. Other revenues consist primarily of training fees. Subscription and support revenues accounted for approximately 90 percent of our total revenues. Subscription revenues are driven primarily by the number of paying subscribers of our service and the subscription price of our service. None of our customers accounted for more than 5 percent of our revenues during the three months ended April 30, 2007 and 2006.

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

Stock-Based Expenses. Our cost of revenues and operating expenses include stock-based expenses related to option and stock awards to employees and non-employee directors. We account for stock-based expenses pursuant to the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, which requires that share-based payments, including grants of employee stock options, be recognized as an expense in the statement of operations based on their fair values and vesting periods. These charges are significant.

Joint Venture

In December 2000, we established a Japanese joint venture, Kabushiki Kaisha salesforce.com, with SunBridge, Inc., a Japanese corporation, to assist us with our sales efforts in Japan. As of April 30, 2007, we owned a 65 percent interest in the joint venture. Because of this majority interest, we consolidate the venture’s financial results, which are reflected in each revenue, cost of revenues and expense category in our consolidated statement of operations. We then record minority interest, which reflects the minority investors’ interest in the venture’s results, exclusive of intercompany charges. Through April 30, 2007, the operating performance and liquidity requirements of the Japanese joint venture had not been significant. While we plan to expand our selling and marketing activities in Japan in order to add new customers, we believe the future operating performance and liquidity requirements of the Japanese joint venture will not be significant.

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations we defer the direct costs of the consulting arrangement and amortize those costs over the same time period as the consulting revenue is recognized. The deferred cost on our consolidated balance sheet totaled $7,908,000 at April 30, 2007 and $5,232,000 at January 31, 2007. Such amounts are included in prepaid expenses and other current assets and other assets.

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

During the three months ended April 30, 2007, we deferred $9.2 million of commission expenditures and we amortized $9.1 million to sales expense. During the same period a year ago, we deferred $4.5 million of commission expenditures and we amortized $5.1 million to sales expense. Deferred commissions on our consolidated balance sheet totaled $31.7 million at April 30, 2007 and $31.6 million at January 31, 2007.

Accounting for Stock-Based Awards. We account for share-based compensation under SFAS 123R. We recognize the fair value of our stock awards on a straight-line basis over the requisite service period of the award, which is the vesting term of four years.

We recognized stock-based expense of $12.0 million, or 7 percent of revenue, during the three months ended April 30, 2007. The requirement to expense stock-based awards will continue to materially reduce our reported results of operations. As of April 30, 2007, we had an aggregate of $158.7 million of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. We currently expect this stock compensation balance to be amortized as follows: $44.2 million during the remaining nine months of fiscal 2008; $52.5 million during fiscal 2009; $41.6 million during fiscal 2010; $20.0 million during fiscal 2011; and $0.4 million during fiscal 2012. The expected amortization reflects only outstanding stock awards as of April 30, 2007 and assumes no forfeiture activity. We expect to continue to issue share-based awards to our employees in future periods.

We grant stock options and restricted stock units to employees throughout the world. In certain foreign jurisdictions, we are obligated for the payroll or social tax costs when employees exercise their vested awards. Pursuant to SFAS 123R, we recognize as an operating expense the payroll and social tax costs at the time of the exercise. As of April 30, 2007, we would incur as an operating expense in excess of $4.5 million if all vested awards held by employees in these foreign jurisdictions were exercised. This amount is based on the number of vested awards held and the market price of our common stock. The timing of when employees in these foreign jurisdictions exercise their vested awards could materially affect our future results of operations in a particular period.

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

As of April 30, 2007, there were 1,118,463 restricted stock units outstanding. We plan to continue awarding restricted stock units to our employees in the future. The restricted stock units, which upon vesting entitles the holder to one share of common stock for each restricted stock unit, have an exercise price of $0.001 per share, which is equal to the par value of our common stock, and vest over 4 years. The fair value of the restricted units is based on our closing stock price on the date of grant, and compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period.

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

Results of Operations

The following tables set forth selected data for each of the periods indicated and are in thousands. All data is unaudited.

	Three months ended April 30,
	2007	2006
Revenues:
Subscription and support	$147,690	$94,493
Professional services and other	14,722	10,193

Total revenues	162,412	104,686

Cost of revenues:
Subscription and support	20,184	12,775
Professional services and other	18,983	11,785

Total cost of revenues	39,167	24,560

Gross profit	123,245	80,126
Operating expenses:
Research and development	14,121	8,825
Marketing and sales	83,925	52,016
General and administrative	25,085	19,405

Total operating expenses	123,131	80,246
Income (loss) from operations	114	(120)
Interest income	5,048	2,990
Interest expense	(41)	(11)
Other income (expense)	169	(599)

Income before provision for income taxes and minority interest	5,290	2,260
Provision for income taxes	(3,842)	(2,005)

Income before minority interest	1,448	255
Minority interest in consolidated joint venture	(718)	(484)

Net income (loss)	$730	$(229)

Basic net income (loss) per share	$0.01	$0.00
Diluted net income (loss) per share	0.01	0.00
Weighted-average number of shares used in per share amounts:
Basic	114,987	110,957
Diluted	120,635	110,957

In addition to the statement of operations data above:
Cash flow provided by operating activities	$36,830	$12,416

	As of
	April 30, 2007	January 31, 2007	April 30, 2006
Balance sheet data:
Cash, cash equivalents and marketable securities	$448,071	$412,512	$298,313
Deferred revenue	295,672	284,063	182,036

	Three months ended April 30,
	2007	2006
Revenues by geography:
Americas	$124,452	$83,025
Europe	25,574	14,950
Asia Pacific	12,386	6,711

	$162,412	$104,686

Cost of revenues and operating expenses include the following amounts related to stock-based awards.

	Three months ended April 30,
	2007	2006
Cost of revenues	$1,774	$1,154
Research and development	1,277	720
Marketing and sales	5,619	3,482
General and administrative	3,342	2,250

	$12,012	$7,606

The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Three months ended April 30,
	2007	2006
Revenues:
Subscription and support	91%	90%
Professional services and other	9	10

Total revenues	100	100

Cost of revenues:
Subscription and support	12	12
Professional services and other	12	11

Total cost of revenues	24	23

Gross profit	76	77
Operating expenses:
Research and development	9	8
Marketing and sales	52	50
General and administrative	15	19

Total operating expenses	76	77
Income (loss) from operations	—	—
Interest income	3	3
Interest expense	—	—
Other income (expense)	—	(1)

Income before provision for income taxes and minority interest	3	2
Provision for income taxes	(2)	(2)

Income before minority interest	1	—
Minority interest in consolidated joint venture	(1)	—

Net income (loss)	—%	—%

	Three months ended April 30,
	2007	2006
Revenues by geography:
Americas	77%	79%
Europe	16	14
Asia Pacific	7	7

	100%	100%

	Three months ended April 30,
	2007	2006
Stock-based expenses:
Cost of revenues	1%	1%
Research and development	1	1
Marketing and sales	3	3
General and administrative	2	2

	7%	7%

Overview of the Three Months Ended April 30, 2007

During the three months ended April 30, 2007, the net income was $730,000. Included in net income was $12.0 million of stock-based expenses, or 7 percent of total revenue. The net loss during the same period a year ago was $229,000 and included $7.6 million of stock-based expenses, or 7 percent of total revenue.

Revenues during the three months ended April 30, 2007 were $162.4 million, an increase of 55 percent over the same period a year ago.

Our gross profit during the three months ended April 30, 2007 was $123.2 million, or 76 percent of revenues, and included stock-based expenses of $1.8 million. Our operating income was $114,000 and included stock-based expenses of $12.0 million. During the same period a year ago, we generated a gross profit of $80.1 million, or 77 percent of revenues, and had an operating loss of $120,000. The operating loss during the three months ended April 30, 2006 also included $7.6 million of stock-based expense.

Additionally, during the three months ended April 30, 2007, we incurred substantial costs and operating expenses related to the expansion of our business. We incurred costs related to our data center capacity and upgrading our development and test data center. Additionally, we added sales personnel to focus on adding new customers and increasing the penetration within our existing customer base, professional services personnel to support our consulting services, and developers to broaden and enhance our on-demand service.

During the three months ended April 30, 2007, we generated $36.8 million of cash from operating activities, as compared to $12.4 million during the same period a year ago. At April 30, 2007, we had cash, cash equivalents and marketable securities of $448.1 million, as compared to $298.3 million at April 30, 2006, accounts receivable of $105.0 million at April 30, 2007, as compared to $72.3 million at April 30, 2006, and deferred revenue of $295.7 million at April 30, 2007, as compared to $182.0 million at April 30, 2006.

Three Months Ended April 30, 2007 and 2006

Revenues. Total revenues were $162.4 million for the three months ended April 30, 2007, compared to $104.7 million during the same period a year ago, an increase of $57.7 million, or 55 percent. Subscription and support revenues were $147.7 million, or 91 percent of total revenues, for the three months ended April 30, 2007, compared to $94.5 million, or 90 percent of total revenues, during the same period a year ago. Professional services and other revenues were $14.7 million, or 9 percent of total revenues, for the three months ended April 30, 2007, compared to $10.2 million, or 10 percent of total revenues, for the same period a year ago. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of paying subscriptions and customers.

Revenues in Europe and Asia Pacific accounted for $38.0 million, or 23 percent of total revenues, during the three months ended April 30, 2007, compared to $21.7 million, or 21 percent of total revenues, during the same period a year ago, an increase of $16.3 million, or 75 percent. The increase in revenues outside of the Americas was the result of our efforts to expand the number of locations around the world where we conduct business and our international selling and marketing activities.

Cost of Revenues. Cost of revenues was $39.2 million, or 24 percent of total revenues, during the three months ended April 30, 2007, compared to $24.6 million, or 23 percent of total revenues, during the same period a year ago, an increase of $14.6 million. The increase in absolute dollars was primarily due to an increase of $6.8 million in employee-related costs, primarily all of which was due to the 35 percent increase in the headcount of our professional services organization since April 30, 2006, an increase of $0.6 million in stock-based expenses, an increase of $4.1 million in service delivery costs, primarily due to our efforts in increasing data center capacity, and an increase of $2.8 million in outside subcontractor and other service costs. The cost of the additional professional services headcount resulted in the cost of professional services and other revenues to be in excess of the related revenue during the three months ended April 30, 2007 by $4.3 million. We increased the professional services headcount in order to meet the current and anticipated demand for our consulting and training services as our customer base has expanded and includes more large businesses and as we have expanded internationally.

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

Research and Development. Research and development expenses were $14.1 million, or 9 percent of total revenues, during the three months ended April 30, 2007, compared to $8.8 million, or 8 percent of total revenues, during the same period a year ago, an increase of $5.3 million. The increase in absolute dollars was primarily due to an increase of $4.5 million in employee-related costs and $0.6 million in stock-based expenses. We increased our research and development headcount by 35 percent since April 30, 2006 in order to upgrade and extend our service offerings and develop new technologies.

Marketing and Sales. Marketing and sales expenses were $83.9 million, or 52 percent of total revenues, during the three months ended April 30, 2007, compared to $52.0 million, or 50 percent of total revenues, during the same period a year ago, an increase of $31.9 million. The increase in absolute dollars was primarily due to an increase of $22.9 million in employee-related costs, $2.1 million in stock-based expenses, $3.1 million in marketing, advertising and event costs and a $3.4 million increase in allocated overhead. Our marketing and sales headcount increased by 34 percent since April 30, 2006 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative. General and administrative expenses were $25.1 million, or 15 percent of total revenues, during the three months ended April 30, 2007, compared to $19.4 million, or 19 percent of total revenues, during the same period a year ago, an increase of $5.7 million. The increase was primarily due to an increase of $6.5 million in employee-related costs, $1.1 million in stock-based expenses, and $2.7 million in professional and outside service costs, which were primarily offset by $5.2 million in increased allocated charges to non-general and administrative departments. Our general and administrative headcount increased by 34 percent since April 30, 2006 as we added personnel to support our growth.

Operating Income (Loss). Operating income during the three months ended April 30, 2007 was $114,000 and included $12.0 million of stock-based expenses related to SFAS 123R. During the same period a year ago, the operating loss was $120,000. The increase in our revenues were re-invested in an effort to expand our business.

Interest Income. Interest income consists of investment income on cash and marketable securities balances. Interest income was $5.0 million during the three months ended April 30, 2007 and was $3.0 million during the same period a year ago. The increase was primarily due to increased marketable securities balances resulting from the cash generated by operating activities and increased market interest rates.

Provision for Income Taxes. We recorded a provision for income taxes of $3.8 million during the three months ended April 30, 2007, compared to $2.0 million during the same period a year ago.

The provision amounts equated to an effective tax rate of 73 percent for the current quarter and 89 percent for the same period a year ago. The fiscal 2008 provision as a percentage of income before provision for income taxes and minority interest was lower than the prior year primarily due to a reduced proportion of foreign losses for which no tax benefit can be realized. See Note 1 “Summary of Business and Significant Accounting Policies—Income Taxes” to the Notes to the Condensed Consolidated Financial Statements for our reconciliation of income taxes at the statutory federal rate to the provision for income taxes.

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

Liquidity and Capital Resources

As of April 30, 2007, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $448.1 million and accounts receivable of $105.0 million.

Net cash provided by operating activities was $36.8 million during the three months ended April 30, 2007 and $12.4 million during the same period a year ago. The improvement in cash flow was due primarily to the increased number of customers to our service. Cash provided by operating activities has historically been affected by sales of subscriptions and support and professional services, changes in working capital accounts, particularly increases in accounts receivable and deferred revenue and the timing of commission and bonus payments, and add-backs of non-cash expense items such as depreciation and amortization and the expense associated with stock-based awards.

Net cash used in investing activities was $50.2 million during the three months ended April 30, 2007 and net cash provided by investing activities was $9.1 million during the same period a year ago. The net cash used in investing activities during the three months ended April 30, 2007 primarily related to the investment of operating cash balances and capital expenditures associated with leasehold improvements and the purchase of software licenses, computer equipment and furniture and fixtures as we have expanded our infrastructure, number of offices around the world and work force. Additionally, in March 2007, we acquired additional developed technology for $5.3 million in cash.

Net cash provided by financing activities was $14.4 million during the three months ended April 30, 2007 and $8.0 million during the same period a year ago. During the three months ended April 30, 2007, the $8.3 million of proceeds from the exercise of employee stock options and warrants and $6.3 million of excess tax benefits from employee stock plans were offset by principal payments on capital lease obligations.

As of April 30, 2007, we have a total of $5.9 million in letters of credit outstanding in favor of our landlords for office space in San Francisco and San Mateo, California, New York, Singapore and Australia. To date, no amounts have been drawn against the letters of credit, which renew annually and mature at various dates through December 2015.

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

As of April 30, 2007, our future minimum lease payments under noncancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Period:
Remaining nine months in fiscal 2008	$22	$47,927
Fiscal 2009	7	54,570
Fiscal 2010	—	26,513
Fiscal 2011	—	18,939
Fiscal 2012	—	13,984
Thereafter	—	34,830

Total minimum lease payments	29	$196,763

Less: amount representing interest	(2)

Present value of capital lease obligations	$27

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

Interest rate sensitivity

We had cash, cash equivalents and marketable securities totaling $448.1 million at April 30, 2007. These amounts were invested primarily in money market funds and instruments, corporate notes and bonds, government securities and other debt securities with strong credit ratings. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes.

Our fixed-income portfolio is subject to interest rate risk. An immediate increase or decrease in interest rates of 100-basis points could result in a $2.6 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

At January 31, 2007, we had cash, cash equivalents and marketable securities totaling $412.5 million. The fixed-income portfolio was also subject to interest rate risk. Changes in interest rates of 100-basis points would have resulted in market value changes of $2.8 million.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 6, 2004, a shareholder derivative action was filed in the Superior Court of the State of California, San Francisco County, entitled Borrelli v. Benioff, et al., against the Company’s Chief Executive Officer, its Chief Financial Officer and members of its Board of Directors alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment under state common law. Subsequently, a substantially similar complaint was filed in the same court based on the same facts and allegations, entitled Johnson v. Benioff, et al. The two actions were consolidated under the caption Borrelli v. Benioff, Case No. CGC-04-433615 (Cal. Super. Ct., S.F. Cty.). On October 5, 2004, plaintiffs filed a consolidated complaint, and assert that the defendants breached their fiduciary duties by making, or failing to prevent salesforce.com, inc. and its management from making, statements or omissions that potentially subject the Company to liability and injury to its reputation. The action seeks damages on behalf of salesforce.com in an unspecified amount, among other forms of legal and equitable relief. Salesforce.com is named solely as a nominal defendant against which no recovery is sought. On December 22, 2006, the trial Court ordered that the lawsuit be bifurcated into two phases. The first phase is a bench trial to decide the legal issues of (a) whether a duty to disclose internal forecasts in an IPO registration statement exists in law, (b) if so, under what circumstances this duty exists, and (c) which party bears the burden of proof with respect to the foregoing two issues. The second phase will address the remaining issues, if any. Accordingly, pursuant to the Court’s order, on January 19, 2007 the parties simultaneously filed briefs on the three legal issues listed above. The parties filed simultaneous reply briefs on February 23, 2007. On March 27, 2007, the Court ruled in favor of defendants and found that there is no duty to disclose internal forecasts in an IPO registration statement. The Court found the remaining two issues inapplicable to its analysis. On May 8, 2007, plaintiffs filed a Request for Dismissal asking the Court to dismiss the case with prejudice in its entirety. The Court has not yet entered an order of dismissal.

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

ITEM 1A. RISK FACTORS

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2007. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.

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

We currently serve our customers from a third-party Web hosting facility located on the west coast of the United States. As part of our current disaster recovery arrangements, our production environment and all of our customers’ data is currently replicated in near real-time in a separate standby facility located on the east coast. Features added through acquisition are temporarily served through alternate facilities. We do not control the operation of any of these facilities, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service. Even with the disaster recovery arrangements, our service could be interrupted.

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

Our quarterly operating results are likely to fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Moreover, our stock price may be based on expectations of our future performance that may be unrealistic or that may not be met. Some of the important factors that could cause our revenues and operating results to fluctuate from quarter to quarter include:

•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ requirements;

•	the renewal rates for our service;

•	changes in our pricing policies;

•	the introduction of new features to our service;

•	the rate of expansion and effectiveness of our sales force;

•	the length of the sales cycle for our service;

•	new product and service introductions by our competitors;

•	our success in selling our service to large enterprises;

•	variations in the revenue mix of editions of our service;

•	technical difficulties or interruptions in our service;

•	expenses related to increasing our data center capacity;

•	changes in foreign currency exchange rates;

•	changes in tax rates and adjustments to the valuation allowance for our deferred tax assets;

•	general economic conditions in our geographic markets;

•	the timing of additional investments in our on-demand application service and in our consulting service;

•	regulatory compliance costs;

•	the timing of customer payments and payment defaults by customers;

•	costs associated with acquisitions of companies and technologies;

•	extraordinary expenses such as litigation or other dispute-related settlement payments;

•	the adverse financial statement impact of having to expense stock options; and

•	the timing of payroll and social tax expense which is triggered when employees in foreign jurisdictions exercise their vested stock options.

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

We have incurred significant quarterly operating losses in the past. As we are a relatively young company in an emerging market and with the requirement to expense stock options, we may incur significant operating losses in the future. In addition, we expect our costs and operating expenses to increase in the future as we expand our operations. If our revenue does not grow to offset these expected increased costs and operating expenses, we will not continue to be profitable. You should not consider recent quarterly revenue growth as indicative of our future performance. In fact, in future quarters we may not have any revenue growth and our revenue could decline. Furthermore, if our costs and operating expenses exceed our expectations, our financial performance will be adversely affected.

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

Periodic restructurings of our sales organization can be disruptive and may negatively impact our revenues.

We periodically restructure or make other adjustments to our sales organization in response to market opportunities, competitive threats, management changes, product introductions or enhancements, sales performance, and other internal and external considerations. In the past, these restructurings have sometimes resulted in a temporary lack of focus and reduced productivity; these effects could recur in connection with any future sales restructurings we might undertake and our revenues could be negatively affected.

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

To continue to execute on our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software and Internet-related services and senior sales executives. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain key employees. Furthermore, the requirement to expense stock options may discourage us from granting the size or type of stock option awards that job candidates require to join our company. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

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

We account for stock-based expenses pursuant to the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which requires that all share-based payments, including grants of employee stock options, be recognized as an expense in the statement of operations based on their fair values and vesting periods.

Our stock-based charges are significant, and represented 7 percent of total revenues during the three months ended April 30, 2007 and 2006. We believe the requirement to expense stock options will continue to materially reduce our future reported results of operations.

Unanticipated changes in our effective tax rate could adversely affect our future results.

We are subject to income taxes in the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions.

Our effective tax rate has experienced significant fluctuations over the past fiscal year in comparison to previous years. The tax rate is affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses arising from the requirement to expense stock options and the valuation of deferred tax assets and liabilities. Increases in our effective tax rate could materially affect our net results.

Risks Related to Ownership of Our Common Stock

The trading price of our common stock is likely to be volatile and could subject us to litigation.

The trading prices of the securities of technology companies have been highly volatile. Accordingly, the trading price of our common stock has been and is likely to continue to be subject to wide fluctuations. For example, during the 12 months ended April 30, 2007, the trading price of our common stock has ranged from a closing price of $21.85 to $49.88 per share. Further, our common stock has a limited trading history. Factors affecting the trading price of our common stock include:

•	variations in our operating results and cash flows;

•

the historical quarterly net increases in the number of customers and paying subscriptions, either independently or as compared with publicly published expectations of industry, financial or other analysts that cover our company;

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

Dated: May 18, 2007

salesforce.com, inc.

/s/ Steve Cakebread
Steve Cakebread Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)