Form 10-Q
period 2007-07-31
SALESFORCE COM INC
filed 2007-08-17
CIK 1108524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2007

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

As of July 31, 2007, there were approximately 116.8 million shares of the Registrant’s Common Stock outstanding.

salesforce.com, inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

salesforce.com, inc.

Condensed Consolidated Balance Sheets

(in thousands)

	July 31, 2007	January 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$122,949	$86,608
Short-term marketable securities	184,881	165,816
Accounts receivable, net	114,046	128,693
Deferred commissions	25,150	22,072
Deferred income taxes	2,106	228
Prepaid expenses and other current assets	28,039	15,679

Total current assets	477,171	419,096
Marketable securities, noncurrent	189,361	160,088
Fixed assets, net	36,690	30,155
Deferred commissions, noncurrent	8,675	9,478
Deferred income taxes, noncurrent	22,620	20,625
Capitalized software	23,956	10,983
Goodwill	6,705	6,705
Other assets	10,601	7,702

Total assets	$775,779	$664,832

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,215	$8,870
Accrued expenses and other current liabilities	81,358	77,327
Income taxes payable	1,689	6,739
Deferred revenue	321,852	284,063

Total current liabilities	412,114	376,999
Income taxes payable, noncurrent	5,007	—
Long-term lease abandonment liability and other	1,371	1,408
Minority interest	6,231	4,634

Total liabilities	424,723	383,041

Commitments and contingencies

Stockholders’ equity:
Common stock	117	115
Additional paid-in capital	384,510	319,496
Accumulated other comprehensive loss	(2,094)	(2,187)
Accumulated deficit	(31,477)	(35,633)

Total stockholders’ equity	351,056	281,791

Total liabilities and stockholders’ equity	$775,779	$664,832

See accompanying Notes to Condensed Consolidated Financial Statements.

salesforce.com, inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended July 31,		Six months ended July 31,
	2007	2006	2007	2006
Revenues:
Subscription and support	$159,998	$106,663	$307,688	$201,156
Professional services and other	16,581	11,474	31,303	21,667

Total revenues	176,579	118,137	338,991	222,823

Cost of revenues (1):
Subscription and support	22,375	15,775	42,559	28,550
Professional services and other	19,037	13,356	38,020	25,141

Total cost of revenues	41,412	29,131	80,579	53,691

Gross profit	135,167	89,006	258,412	169,132
Operating expenses (1):
Research and development	15,096	11,008	29,217	19,833
Marketing and sales	90,216	59,811	174,141	111,827
General and administrative	26,508	19,466	51,593	38,871

Total operating expenses	131,820	90,285	254,951	170,531
Income (loss) from operations	3,347	(1,279)	3,461	(1,399)
Interest income	5,617	3,321	10,665	6,311
Interest expense	(2)	(151)	(43)	(162)
Other income (expense)	280	137	449	(462)

Income before provision for income taxes and minority interest	9,242	2,028	14,532	4,288
Provision for income taxes	(4,653)	(1,713)	(8,495)	(3,718)

Income before minority interest	4,589	315	6,037	570
Minority interest in consolidated joint venture	(854)	(460)	(1,572)	(944)

Net income (loss)	$3,735	$(145)	$4,465	$(374)

Basic net income (loss) per share	$0.03	$0.00	$0.04	$0.00
Diluted net income (loss) per share	0.03	0.00	0.04	0.00
Weighted-average number of shares used in per share amounts:
Basic	116,294	111,838	115,637	111,397
Diluted	121,333	111,838	120,993	111,397
(1) Amounts include stock-based expenses, as follows:

	Three months ended July 31,		Six months ended July 31,
	2007	2006	2007	2006
Cost of revenues	$1,965	$1,442	$3,739	$2,596
Research and development	1,510	1,286	2,787	2,006
Marketing and sales	6,265	4,718	11,884	8,200
General and administrative	3,691	2,747	7,033	4,997

	$13,431	$10,193	$25,443	$17,799

See accompanying Notes to Condensed Consolidated Financial Statements.

salesforce.com, inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended July 31,		Six months ended July 31,
	2007	2006	2007	2006
Operating activities
Net income (loss)	$3,735	$(145)	$4,465	$(374)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest in consolidated joint venture	854	460	1,572	944
Depreciation and amortization	6,045	3,103	10,893	5,428
Amortization of deferred commissions	9,644	5,651	18,683	10,778
Expense related to stock-based awards	13,431	10,193	25,443	17,799
Excess tax benefits from employee stock plans	(8,920)	(3,328)	(15,206)	(5,928)
Changes in assets and liabilities	9,865	14,088	25,634	13,791

Net cash provided by operating activities	34,654	30,022	71,484	42,438

Investing activities
Business combination	—	—	—	(15,502)
Changes in marketable securities	(13,735)	(14,151)	(47,947)	13,057
Capital expenditures	(10,104)	(2,818)	(26,061)	(5,413)

Net cash used in investing activities	(23,839)	(16,969)	(74,008)	(7,858)

Financing activities
Proceeds from the exercise of stock options and warrants	15,404	5,388	23,704	10,891
Excess tax benefits from employee stock plans	8,920	3,328	15,206	5,928
Principal payments on capital lease obligations	(6)	(153)	(163)	(304)
Repurchase of unvested shares	—	(10)	—	(10)

Net cash provided by financing activities	24,318	8,553	38,747	16,505

Effect of exchange rate changes	324	(187)	118	(935)

Net increase in cash and cash equivalents	35,457	21,419	36,341	50,150
Cash and cash equivalents at beginning of period	87,492	128,573	86,608	99,842

Cash and cash equivalents at end of period	$122,949	$149,992	$122,949	$149,992

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$2	$151	$43	$162
Income taxes, net of tax refunds	$683	$111	$865	$120

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of July 31, 2007 and the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three and six months ended July 31, 2007 and 2006, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2007 was derived from the audited consolidated financial statements which are included in the Company’s Form 10-K for the fiscal year ended January 31, 2007, which was filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2007. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s fiscal 2007 Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of July 31, 2007, and its results of operations and its cash flows for the three and six months ended July 31, 2007 and 2006. All adjustments are of a normal recurring nature. The results for the three and six months ended July 31, 2007 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2008.

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

Notes to Condensed Consolidated Financial Statements—(Continued)

Additionally, the Company holds a majority interest in Kabushiki Kaisha salesforce.com (“Salesforce Japan”), a Japanese joint venture. As of July 31, 2007, the Company owned a 65 percent interest in the joint venture. Given the Company’s majority ownership interest in the joint venture, the accounts of the joint venture have been consolidated with the accounts of the Company, and a minority interest has been recorded for the minority investors’ interests in the net assets and operations of the joint venture to the extent of the minority investors’ individual investments. Additionally, the Company records gains and losses resulting from the change of interest in Salesforce Japan directly to stockholders’ equity as additional paid-in capital.

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

Concentrations of Credit Risk and Significant Customers and Suppliers

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits. Collateral is not required for accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with delinquent accounts.

The Company’s accounts receivable and net revenues are derived from a large number of direct customers. No customer accounted for more than 5 percent of accounts receivable at July 31, 2007 and January 31, 2007. No single customer accounted for 5 percent or more of total revenue during the three and six month periods ended July 31, 2007 and 2006.

As of July 31, 2007 and January 31, 2007, assets located outside the Americas were 13 percent and 12 percent of total assets, respectively. Revenues by geographical region are as follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2007	2006	2007	2006
Revenues by geography:
Americas	$133,343	$92,553	$257,795	$175,578
Europe	29,160	17,624	54,734	32,574
Asia Pacific	14,076	7,960	26,462	14,671

	$176,579	$118,137	$338,991	$222,823

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

Marketable Securities

Management determines the appropriate classification of investments in marketable securities at the time of purchase in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities and reevaluates such determination at each balance sheet date. Securities, which are classified as available for sale as of July 31, 2007 and January 31, 2007, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Fair value is determined based on quoted market rates. Realized gains and losses and declines in value judged to be other-than-temporary on securities available for sale are included as a component of interest income. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of interest income.

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

Comprehensive income (loss) consisted of the following (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2007	2006	2007	2006
Net income (loss)	$3,735	$(145)	$4,465	$(374)
Translation adjustment	65	(326)	(298)	(477)
Unrealized gain (loss) on marketable securities	(72)	224	391	222

Total comprehensive income (loss)	$3,728	$(247)	$4,558	$(629)

The components of accumulated other comprehensive loss were as follows (in thousands):

	July 31, 2007	January 31, 2007
	(unaudited)
Foreign currency translation adjustments	$(1,677)	$(1,379)
Net unrealized losses on marketable securities	(417)	(808)

	$(2,094)	$(2,187)

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the fiscal period. Diluted net income (loss) per share is computed giving effect to all potential dilutive common stock, including options and restricted stock units. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

A reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$3,735	$(145)	$4,465	$(374)
Denominator:
Weighted-average shares outstanding for basic earnings (loss) per share, net of weighted-average shares of common stock subject to repurchase	116,294	111,838	115,637	111,397
Effect of dilutive securities:
Employee stock awards and warrants	5,039	—	5,356	—

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings (loss) per share	121,333	111,838	120,993	111,397

Outstanding unvested common stock purchased by employees is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding for basic earnings (loss) per share.

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact. In periods where the Company has a net loss, all dilutive securities are excluded. In periods where the Company has net income, the dilutive securities are excluded when, for example, their exercise prices are greater than the average fair values of the Company’s common stock as follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2007	2006	2007	2006
Stock awards	3,541	—	3,557	—

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

The total income tax benefit recognized in the accompanying consolidated statements of operations related to SFAS 123R was $8.5 million and $5.5 million during the six months ended July 31, 2007 and 2006, respectively.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes included in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Six months ended July 31,
	2007	2006
U.S. federal taxes at statutory rate	$5,086	$1,501
State, net of the federal benefit	946	393
Foreign losses providing no benefit	1,563	1,293
Foreign taxes in excess of the U.S. statutory rate	880	648
Tax credits	(1,378)	(978)
Other	1,398	861

	$8,495	$3,718

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or Interpretation 48, on February 1, 2007. As a result of the implementation of Interpretation 48, the Company recorded a cumulative effect adjustment of $0.3 million as an increase in the liability for unrecognized tax benefits, with a corresponding increase to the accumulated deficit balance. If recognized, $5.7 million of the unrecognized tax benefits would reduce the Company’s income tax expense and effective tax rate. Management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next 12 months. Upon adoption of Interpretation 48, the Company also reclassified $4.1 million of current income taxes payable to noncurrent income taxes payable since the Company cannot reasonably estimate the period of cash settlement, if any, with various taxing authorities.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in tax provision. The Company has an insignificant amount of interest accrued as of July 31, 2007.

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

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, the Company considers the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, the Company recognizes the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations, the Company defers only the direct costs of the consulting arrangement and amortizes those costs over the same time period as the consulting revenue is recognized. As of July 31, 2007 and January 31, 2007, the deferred cost on the accompanying condensed consolidated balance sheet totaled $10,470,000 and $5,232,000, respectively. These deferred costs are included in prepaid and other current assets and other assets.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three months ended July 31,		Six months ended July 31,
	2007	2006	2007	2006
Volatility	46%	48%	46%	48-50%
Weighted-average estimated life	4 years	4 years	4 years	4 years
Weighted-average risk-free interest rate	4.46-4.55%	4.84-5.03%	4.41-4.55%	4.63-5.03%
Dividend yield	—	—	—	—
Weighted-average fair value per share of grants	$18.24	$12.48	$18.05	$13.64

The expected life of options granted is based on the simplified calculation of expected life, described in SEC Staff Accounting Bulletin 107. Accordingly, the weighted-average estimated life assumption of 4 years is based on the average of the vesting term and the 5 year contractual lives of all options awarded after February 1, 2006. The weighted-average risk free interest rate is based on the rate for a 4 year U.S. government security at the time of the option grant.

The Company estimated its future stock price volatility considering both observed option-implied volatilities and historical volatility calculations for both the Company and a group of peer comparable companies. Management believes this is the best estimate of the expected volatility over the 4 year weighted-average expected life of its option grants.

During the three months ended July 31, 2007 and 2006, the Company capitalized $606,000 and $88,000, respectively, of stock-based expenses related to internal-use software development and deferred professional services costs, and $1,172,000 and $155,000 for the six months ended July 31, 2007 and 2006, respectively.

During the six months ended July 31, 2007, the Company recognized stock-based expense of $25.4 million. As of July 31, 2007, the aggregate stock compensation remaining to be amortized to costs and expenses was $160.6 million. The Company expects this stock compensation balance to be amortized as follows: $31.5 million during the remaining six months of fiscal 2008; $56.8 million during fiscal 2009; $46.0 million during fiscal 2010; $24.4 million during fiscal 2011; and $1.9 million during fiscal 2012. The expected amortization reflects only outstanding stock awards as of July 31, 2007 and assumes no forfeiture activity. We expect to continue to issue share-based awards to our employees in future periods.

The Company grants stock options and restricted stock units to employees throughout the world. In certain foreign jurisdictions, the Company incurs a payroll or social tax cost when its employees exercise their vested awards. Pursuant to SFAS 123R, the payroll and social tax costs are recognized as an operating expense at the time of the exercise. As of July 31, 2007, the Company would incur as an operating expense in excess of $4.5 million for these taxes if all vested awards held by employees in these foreign jurisdictions were exercised. This amount is based on the number of vested awards held and the market price of the Company’s common stock. The timing of when employees in these foreign jurisdictions exercise their vested awards could materially affect the Company’s future results of operations in a particular period.

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

The Company has entered into service level agreements with a small number of its customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits or terminate their agreements in the event that the Company fails to meet those levels. As of July 31, 2007 and January 31, 2007, the reserve balance for these credits was approximately $0.2 million and $0.4 million, respectively.

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

2. Balance Sheet Accounts

Marketable Securities

At July 31, 2007, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$225,622	$156	$(435)	$225,343
U.S. treasury securities	16,739	—	(48)	16,691
U.S. agency obligations	132,298	7	(97)	132,208

	$374,659	$163	$(580)	$374,242

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

At January 31, 2007, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$156,826	$9	$(402)	$156,433
Municipal bonds	1,974	—	(17)	1,957
U.S. treasury securities	30,805	—	(215)	30,590
U.S. agency obligations	137,107	5	(188)	136,924

	$326,712	$14	$(822)	$325,904

	July 31, 2007	January 31, 2007
	(unaudited)
Recorded as follows (in thousands):
Short-term (due in one year or less)	$184,881	$165,816
Long-term (due between one and 3 years)	189,361	160,088

	$374,242	$325,904

The unrealized losses are attributable to changes in interest rates. As of July 31, 2007, the following investments were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$129,349	$(303)	$21,436	$(132)	$150,785	$(435)
U.S. treasury securities	—	—	16,691	(48)	16,691	(48)
U.S. agency obligations	109,683	(73)	8,300	(24)	117,983	(97)

	$239,032	$(376)	$46,427	$(204)	$285,459	$(580)

The unrealized loss for each of these fixed rate investments ranged from less than $1,000 to $38,000. Of the $46.4 million in investments that were in an unrealized loss position 12 months or greater, $39.1 million will reach maturity within the next 12 months. The Company has the ability and intent to hold these investments to maturity and does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of July 31, 2007. The Company expects to receive the full principal and interest on all of these investment securities.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	July 31, 2007	January 31, 2007
	(unaudited)
Deferred professional services costs	$6,431	$3,898
Prepaid expenses and other current assets	21,608	11,781

	$28,039	$15,679

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Fixed Assets

Fixed assets consisted of the following (in thousands):

	July 31, 2007	January 31, 2007
	(unaudited)
Computers, equipment and software	$31,342	$29,440
Furniture and fixtures	6,860	3,866
Leasehold improvements	28,971	20,757

	67,173	54,063
Less accumulated depreciation and amortization	(30,483)	(23,908)

	$36,690	$30,155

Depreciation and amortization expense totaled $4,300,000 and $2,390,000 for the three months ended July 31, 2007 and 2006, respectively, and $7,884,000 and $4,460,000 for the six months ended July 31, 2007 and 2006, respectively.

Fixed assets at July 31, 2007 and January 31, 2007 included a total of $3,616,000 acquired under capital lease agreements. Accumulated amortization relating to equipment and software under capital leases totaled $3,593,000 and $3,364,000, respectively, at July 31, 2007 and January 31, 2007. Amortization of assets under capital leases is included in depreciation and amortization expense.

Capitalized Software

Capitalized software consisted of the following (in thousands):

	July 31, 2007	January 31, 2007
	(unaudited)
Capitalized internal-use software development costs, net of accumulated amortization of $3,098 and $2,150, respectively	$12,201	$5,626
Acquired developed technology, net of accumulated amortization of $3,917 and $1,653, respectively	11,755	5,357

	$23,956	$10,983

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

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Other Assets

Other assets consisted of the following (in thousands):

	July 31, 2007	January 31, 2007
	(unaudited)
Deferred professional services costs, noncurrent portion	$4,039	$1,334
Long-term deposits	2,020	1,958
Purchase of subsidiary shares in Salesforce Japan	2,777	2,777
Purchased intangible assets, net of accumulated amortization of $301 and $184, respectively	701	506
Other	1,064	1,127

	$10,601	$7,702

In December 2006, the Company purchased for $2,777,000 in cash shares held by a minority shareholder in Salesforce Japan. The Company is accounting for this purchase as a step acquisition. The allocation of the investment has not been completed.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	July 31, 2007	January 31, 2007
	(unaudited)
Accrued compensation	$40,172	$40,951
Accrued other liabilities	16,095	15,109
Current portion of lease abandonment liability	186	186
Liability for early exercise of unvested employee stock options	201	400
Accrued other taxes payable	11,969	11,276
Accrued professional costs	3,663	2,749
Accrued rent	9,053	6,480
Current portion of capital lease obligations	19	176

	$81,358	$77,327

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

In April 2006, the Company’s Board of Directors approved the 2006 Inducement Equity Incentive Plan (the “Inducement Plan”) that allows for stock option and other equity incentive grants to employees in connection with merger or acquisition activity. The total number of shares reserved for issuance under the Inducement Plan is 400,000 shares. As of July 31, 2007, there were 214,372 shares of common stock available for grant under the Inducement Plan.

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

Stock option activity for the six months ended July 31, 2007 is as follows:

		Options Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2007	5,001,926	15,955,334	$19.67
Increase in options authorized:
2004 Equity Incentive Plan	4,000,000	—	—
Options granted under all plans	(781,294)	781,294	43.81
Restricted stock unit activity	(423,259)	—	—
Stock grants to board members for board services and advisory board members	(19,000)	—	—
Exercised	—	(2,011,130)	11.71
Cancelled	706,933	(706,933)	30.50

Balance as of July 31, 2007	8,485,306	14,018,565	$21.61	$246,676,000

Vested or expected to vest		12,812,734	$20.83	$235,118,000

Exercisable at July 31, 2007		6,243,043	$11.52	$170,831,000

The total intrinsic value of the options exercised during the six months ended July 31, 2007 and 2006 were $68.5 million and $45.4 million, respectively.

The weighted-average remaining contractual life of vested and expected to vest options is approximately 6 years.

As of July 31, 2007, options to purchase 6,243,043 shares were vested at a weighted average exercise price of $11.52 per share and a remaining weighted-average remaining contractual life of approximately 6 years. The total intrinsic value of these vested options as of July 31, 2007 was $170.8 million.

As of July 31, 2007, 25,240 shares issued pursuant to exercises of options issued under the 1999 Plan remained subject to repurchase.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table summarizes information about stock options outstanding as of July 31, 2007:

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.06 to $2.50	2,386,101	5.50	$2.01	2,350,016	$2.01
$4.00 to $13.73	2,599,363	6.78	9.02	1,741,239	8.15
$13.89 to $22.64	2,212,843	7.56	17.25	994,264	16.79
$23.05 to $29.35	2,085,239	5.30	27.50	558,346	27.15
$30.40 to $36.90	2,118,972	5.28	34.44	444,016	33.77
$38.39 to $41.28	2,076,207	5.11	39.53	155,162	39.97
$42.79 to $47.13	539,840	4.69	44.71	—	—

	14,018,565		$21.61	6,243,043	$11.52

Restricted stock unit activity for the six months ended July 31, 2007 is as follows:

	Restricted Stock Units Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2007	841,678	$0.001
Granted	522,616	0.001
Exercised	(77,462)	0.001
Cancelled	(99,357)	0.001

Balance as of July 31, 2007	1,187,475	$0.001	$46,144,000

Expected to vest	1,007,767		$39,161,000

The restricted stock units, which upon vesting entitles the holder to one share of common stock for each restricted stock unit, have an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and vest over 4 years. The Company first awarded restricted stock units in May 2006.

Common Stock

The following shares of common stock are available for future issuance at July 31, 2007:

Options outstanding	14,018,565
Restricted stock units outstanding	1,187,475
Stock available for future grant:
1999 Stock Option Plan	893,809
2004 Equity Incentive Plan	6,592,125
2006 Inducement Equity Incentive Plan	214,372
2004 Employee Stock Purchase Plan	1,000,000
2004 Outside Directors Stock Plan	785,000

24,691,346

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

4. Commitments and Contingencies

Letters of Credit

As of July 31, 2007, the Company had a total of $6.3 million in letters of credit outstanding substantially in favor of its landlords for office space in San Francisco and San Mateo, California, New York, Singapore and Australia. These letters of credit renew annually and mature at various dates through December 2015.

Leases

The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates.

As of July 31, 2007, the future minimum lease payments under noncancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Period:
Remaining six months in fiscal 2008	$14	$35,014
Fiscal 2009	6	59,049
Fiscal 2010	—	29,381
Fiscal 2011	—	20,809
Fiscal 2012	—	15,273
Thereafter	—	50,729

Total minimum lease payments	20	$210,255

Less: amount representing interest	(1)

Present value of capital lease obligations	$19

Our agreements for the facilities and certain services provide us with the option to renew. Our future contractual obligations would change if we exercised these options.

In August 2007, we entered into an operating lease for additional office space in San Francisco, California. The future minimum lease payments under this lease are as follows: $0.2 million for the remaining six months in fiscal 2008, $1.5 million in fiscal 2009, $2.9 million in fiscal 2010, $3.4 million in fiscal 2011, $3.4 million in fiscal 2012, and $21.2 million thereafter.

In December 2001, the Company abandoned certain office space in San Francisco. The following table sets forth the lease abandonment activity since January 31, 2007 (in thousands):

Liability balance at January 31, 2007	$762
Charges utilized	(93)

Liability balance at July 31, 2007	$669

5. Legal Proceedings

On August 6, 2004, a shareholder derivative action was filed in the Superior Court of the State of California, San Francisco County, entitled Borrelli v. Benioff, et al., against the Company’s Chief Executive Officer, its

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Chief Financial Officer and members of its Board of Directors alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment under state common law. Subsequently, a substantially similar complaint was filed in the same court based on the same facts and allegations, entitled Johnson v. Benioff, et al. The two actions were consolidated under the caption Borrelli v. Benioff, Case No. CGC-04-433615 (Cal. Super. Ct., S.F. Cty.). On October 5, 2004, plaintiffs filed a consolidated complaint, and assert that the defendants breached their fiduciary duties by making, or failing to prevent salesforce.com, inc. and its management from making, statements or omissions that potentially subject the Company to liability and injury to its reputation. The action seeks damages on behalf of salesforce.com in an unspecified amount, among other forms of legal and equitable relief. Salesforce.com is named solely as a nominal defendant against which no recovery is sought. On December 22, 2006, the trial Court ordered that the lawsuit be bifurcated into two phases. The first phase was a bench trial to decide the legal issues of (a) whether a duty to disclose internal forecasts in an IPO registration statement exists in law, (b) if so, under what circumstances this duty exists, and (c) which party bears the burden of proof with respect to the foregoing two issues. The second phase was to address any remaining issues. On March 27, 2007, the Court ruled in favor of defendants and found that there is no duty to disclose internal forecasts in an IPO registration statement. The Court found the remaining two issues inapplicable to its analysis. On May 8, 2007, plaintiffs filed a Request for Dismissal asking the Court to dismiss the case with prejudice in its entirety. On May 18, 2007, plaintiffs filed a Notice of Entry of Dismissal. The case has now been dismissed with prejudice.

On May 31, 2007, a complaint against the Company was filed in the United States District Court for the Eastern District of Texas entitled Triton IP, LLC v. salesforce.com, inc., alleging infringement of a patent held by Triton IP, LLP. The Company has filed its answer to the complaint. To date, no discovery has occurred in this case. Management does not believe that the lawsuit has any merit and intends to defend the action vigorously.

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

In addition to the resource sharing with the Foundation, the Company issued the Foundation warrants in August 2002 to purchase 500,000 shares of common stock. Through July 31, 2007, the Foundation exercised all of these warrants. As of July 31, 2007, the Foundation held 280,500 shares of salesforce.com common stock. Additionally, the Company has donated subscriptions to the Company’s service to other qualified non-profit organizations. The fair value of these donated subscriptions is in excess of $2.0 million per month. The Company plans to continue providing free subscriptions to qualified non-profit organizations.

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

We expect marketing and sales costs, which were 51 percent of our total revenues for the six months ended July 31, 2007 and 50 percent of our total revenues for the same period a year ago, to continue to represent a substantial portion of total revenues in the future as we seek to add and manage more paying subscribers, build brand awareness and increase the number of marketing events that we sponsor.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2008, for example, refer to the fiscal year ended January 31, 2008.

Sources of Revenues

We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our on-demand application service, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) related professional services and other revenues. Other revenues consist primarily of training fees. Subscription and support revenues accounted for approximately 90 percent of our total revenues. Subscription revenues are driven primarily by the number of paying subscribers of our service and the subscription price of our service. None of our customers accounted for more than 5 percent of our revenues during the six months ended July 31, 2007 and 2006.

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

Joint Venture

In December 2000, we established a Japanese joint venture, Kabushiki Kaisha salesforce.com, with SunBridge, Inc., a Japanese corporation, to assist us with our sales efforts in Japan. As of July 31, 2007, we owned a 65 percent interest in the joint venture. Because of this majority interest, we consolidate the venture’s financial results, which are reflected in each revenue, cost of revenues and expense category in our consolidated statement of operations. We then record minority interest, which reflects the minority investors’ interest in the venture’s results, exclusive of intercompany charges. Through July 31, 2007, the operating performance and liquidity requirements of the Japanese joint venture had not been significant. While we plan to expand our selling and marketing activities in Japan in order to add new customers, we believe the future operating performance and liquidity requirements of the Japanese joint venture will not be significant.

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

We believe that of our significant accounting policies, which are described in note 1 to our condensed consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations we defer the direct costs of the consulting arrangement and amortize those costs over the same time period as the consulting revenue is recognized. The deferred cost on our consolidated balance sheet totaled $10,470,000 at July 31, 2007 and $5,232,000 at January 31, 2007. Such amounts are included in prepaid expenses and other current assets and other assets.

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

During the six months ended July 31, 2007, we deferred $20.9 million of commission expenditures and we amortized $18.7 million to sales expense. During the same period a year ago, we deferred $12.2 million of commission expenditures and we amortized $10.8 million to sales expense. Deferred commissions on our consolidated balance sheet totaled $33.8 million at July 31, 2007 and $31.6 million at January 31, 2007.

Accounting for Stock-Based Awards. We account for share-based compensation under SFAS 123R. We recognize the fair value of our stock awards on a straight-line basis over the requisite service period of the award, which is the vesting term of four years.

We recognized stock-based expense of $25.4 million, or 8 percent of revenue, during the six months ended July 31, 2007. The requirement to expense stock-based awards will continue to materially reduce our reported results of operations. As of July 31, 2007, we had an aggregate of $160.6 million of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. We currently expect this stock compensation balance to be amortized as follows: $31.5 million during the remaining six months of fiscal 2008; $56.8 million during fiscal 2009; $46.0 million during fiscal 2010; $24.4 million during fiscal 2011; and $1.9 million during fiscal 2012. The expected amortization reflects only outstanding stock awards as of July 31, 2007 and assumes no forfeiture activity. We expect to continue to issue share-based awards to our employees in future periods.

We grant stock options and restricted stock units to employees throughout the world. In certain foreign jurisdictions, we are obligated for the payroll or social tax costs when employees exercise their vested awards. Pursuant to SFAS 123R, we recognize as an operating expense the payroll and social tax costs at the time of the exercise. As of July 31, 2007, we would incur as an operating expense in excess of $4.5 million for these taxes if all vested awards held by employees in these foreign jurisdictions were exercised. This amount is based on the number of vested awards held and the market price of our common stock. The timing of when employees in these foreign jurisdictions exercise their vested awards could materially affect our future results of operations in a particular period.

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

As of July 31, 2007, there were 1,187,475 restricted stock units outstanding. We plan to continue awarding restricted stock units to our employees in the future. The restricted stock units, which upon vesting entitles the holder to one share of common stock for each restricted stock unit, have an exercise price of $0.001 per share, which is equal to the par value of our common stock, and vest over 4 years. The fair value of the restricted units is based on our closing stock price on the date of grant, and compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period.

Accounting for Income Taxes. We account for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities and for net operating loss and tax credit carryforwards. The tax expense or benefit for unusual items or certain adjustments to the valuation allowance are treated as discrete items in the interim period in which the events occur.

Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses arising from SFAS 123R and the valuation of deferred tax assets and liabilities.

Results of Operations

The following tables set forth selected data for each of the periods indicated and are in thousands. All data is unaudited.

	Three months ended July 31,		Six months ended July 31,
	2007	2006	2007	2006
Revenues:
Subscription and support	$159,998	$106,663	$307,688	$201,156
Professional services and other	16,581	11,474	31,303	21,667

Total revenues	176,579	118,137	338,991	222,823

Cost of revenues:
Subscription and support	22,375	15,775	42,559	28,550
Professional services and other	19,037	13,356	38,020	25,141

Total cost of revenues	41,412	29,131	80,579	53,691

Gross profit	135,167	89,006	258,412	169,132
Operating expenses:
Research and development	15,096	11,008	29,217	19,833
Marketing and sales	90,216	59,811	174,141	111,827
General and administrative	26,508	19,466	51,593	38,871

Total operating expenses	131,820	90,285	254,951	170,531
Income (loss) from operations	3,347	(1,279)	3,461	(1,399)
Interest income	5,617	3,321	10,665	6,311
Interest expense	(2)	(151)	(43)	(162)
Other income (expense)	280	137	449	(462)

Income before provision for income taxes and minority interest	9,242	2,028	14,532	4,288
Provision for income taxes	(4,653)	(1,713)	(8,495)	(3,718)

Income before minority interest	4,589	315	6,037	570
Minority interest in consolidated joint venture	(854)	(460)	(1,572)	(944)

Net income (loss)	$3,735	$(145)	$4,465	$(374)

Basic net income (loss) per share	$0.03	$0.00	$0.04	$0.00
Diluted net income (loss) per share	0.03	0.00	0.04	0.00

Weighted-average number of shares used in per share amounts:
Basic	116,294	111,838	115,637	111,397
Diluted	121,333	111,838	120,993	111,397

In addition to the statement of operations data above:

Cash flow provided by operating activities	$34,654	$30,022	$71,484	$42,438

	As of
	July 31, 2007	January 31, 2007	July 31, 2006
Balance sheet data:
Cash, cash equivalents and marketable securities	$497,191	$412,512	$334,107
Deferred revenue	321,852	284,063	202,836

	Three months ended July 31,		Six months ended July 31,
	2007	2006	2007	2006
Revenues by geography:
Americas	$133,343	$92,553	$257,795	$175,578
Europe	29,160	17,624	54,734	32,574
Asia Pacific	14,076	7,960	26,462	14,671

	$176,579	$118,137	$338,991	$222,823

Cost of revenues and operating expenses include the following amounts related to stock-based awards.

	Three months ended July 31,		Six months ended July 31,
	2007	2006	2007	2006
Cost of revenues	$1,965	$1,442	$3,739	$2,596
Research and development	1,510	1,286	2,787	2,006
Marketing and sales	6,265	4,718	11,884	8,200
General and administrative	3,691	2,747	7,033	4,997

	$13,431	$10,193	$25,443	$17,799

The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Three months ended July 31,		Six months ended July 31,
	2007	2006	2007	2006
Revenues:
Subscription and support	91%	90%	91%	90%
Professional services and other	9	10	9	10

Total revenues	100	100	100	100

Cost of revenues:
Subscription and support	12	13	13	13
Professional services and other	11	12	11	11

Total cost of revenues	23	25	24	24

Gross profit	77	75	76	76
Operating expenses:
Research and development	9	9	9	9
Marketing and sales	51	51	51	50
General and administrative	15	16	15	18

Total operating expenses	75	76	75	77
Income (loss) from operations	2	(1)	1	(1)
Interest income	3	3	3	3
Interest expense	—	—	—	—
Other income (expense)	—	—	—	—

Income before provision for income taxes and minority interest	5	2	4	2
Provision for income taxes	(2)	(2)	(2)	(2)

Income before minority interest	3	—	2	—
Minority interest in consolidated joint venture	(1)	—	(1)	—

Net income (loss)	2%	—%	1%	—%

	Three months ended July 31,		Six months ended July 31,
	2007	2006	2007	2006
Revenues by geography:
Americas	76%	78%	76%	79%
Europe	16	15	16	15
Asia Pacific	8	7	8	6

	100%	100%	100%	100%

	Three months ended July 31,		Six months ended July 31,
	2007	2006	2007	2006
Stock-based expenses:
Cost of revenues	1%	1%	1%	1%
Research and development	1	1	1	1
Marketing and sales	4	4	4	4
General and administrative	2	3	2	2

	8%	9%	8%	8%

Overview of the Three Months Ended July 31, 2007

During the three months ended July 31, 2007, the net income was $3.7 million, or 3 cents per diluted share. Included in net income was $13.4 million of stock-based expenses, or 8 percent of total revenue. The net loss of $145,000 during the same period a year ago included $10.2 million of stock-based expenses, or 9 percent of total revenue.

Net income for the three months ended July 31, 2007 benefited from a lower effective tax rate of 50 percent as compared to 84 percent during the same period a year ago. The lower effective tax rate was primarily due to a reduced proportion of foreign losses for which no tax benefit can be realized and a higher amount of favorable tax adjustments as a result of tax benefits generated by stock option exercises in the current quarter than the same period a year ago.

Revenues during the three months ended July 31, 2007 were $176.6 million, an increase of 49 percent over the same period a year ago.

Our gross profit during the three months ended July 31, 2007 was $135.2 million, or 77 percent of revenues, and included stock-based expenses of $2.0 million. Our operating income was $3.3 million and included stock-based expenses of $13.4 million. During the same period a year ago, we generated a gross profit of $89.0 million, or 75 percent of revenues, and had an operating loss of $1.3 million. The operating loss during the three months ended July 31, 2006 also included $10.2 million of stock-based expense.

Additionally, during the three months ended July 31, 2007, we incurred substantial costs and operating expenses related to the expansion of our business. We incurred costs related to increasing our data center capacity. Additionally, we hired sales personnel to focus on adding new customers and increasing the penetration within our existing customer base, developers to broaden and enhance our on-demand service and administrative staff to support our infrastructure.

During the three months ended July 31, 2007, we generated $34.7 million of cash from operating activities, as compared to $30.0 million during the same period a year ago. At July 31, 2007, we had cash, cash equivalents and marketable securities of $497.2 million, as compared to $334.1 million at July 31, 2006, accounts receivable of $114.0 million at July 31, 2007, as compared to $75.7 million at July 31, 2006, and deferred revenue of $321.9 million at July 31, 2007, as compared to $202.8 million at July 31, 2006.

Three Months Ended July 31, 2007 and 2006

Revenues. Total revenues were $176.6 million for the three months ended July 31, 2007, compared to $118.1 million during the same period a year ago, an increase of $58.5 million, or 49 percent. Subscription and support revenues were $160.0 million, or 91 percent of total revenues, for the three months ended July 31, 2007, compared to $106.7 million, or 90 percent of total revenues, during the same period a year ago. Professional services and other revenues were $16.6 million, or 9 percent of total revenues, for the three months ended July 31, 2007, compared to $11.4 million, or 10 percent of total revenues, for the same period a year ago. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of paying subscriptions and customers.

Revenues in Europe and Asia Pacific accounted for $43.2 million, or 24 percent of total revenues, during the three months ended July 31, 2007, compared to $25.6 million, or 22 percent of total revenues, during the same period a year ago, an increase of $17.6 million, or 69 percent. The increase in revenues outside of the Americas was the result of our efforts to expand the number of locations around the world where we conduct business and our international selling and marketing activities.

Cost of Revenues. Cost of revenues was $41.4 million, or 23 percent of total revenues, during the three months ended July 31, 2007, compared to $29.1 million, or 25 percent of total revenues, during the same period a year ago, an increase of $12.3 million. The increase in absolute dollars was primarily due to an increase of $5.8 million in employee-related costs, primarily all of which was due to the 41 percent increase in the headcount of our professional services organization since July 31, 2006, an increase of $0.5 million in stock-based expenses, an increase of $3.1 million in service delivery costs, primarily due to our efforts in increasing data center capacity, and an increase of $2.5 million in outside subcontractor and other service costs. The cost of the additional professional services headcount resulted in the cost of professional services and other revenues to be in excess of the related revenue during the three months ended July 31, 2007 by $2.5 million. We increased the professional services headcount in order to meet the current and anticipated demand for our consulting and training services as our customer base has expanded and includes more large businesses and as we have expanded internationally.

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

Research and Development. Research and development expenses were $15.1 million, or 9 percent of total revenues, during the three months ended July 31, 2007, compared to $11.0 million, or 9 percent of total revenues, during the same period a year ago, an increase of $4.1 million. The increase in absolute dollars was primarily due to an increase of $3.9 million in employee-related costs and $0.2 million in stock-based expenses. We increased our research and development headcount by 38 percent since July 31, 2006 in order to upgrade and extend our service offerings and develop new technologies.

Marketing and Sales. Marketing and sales expenses were $90.2 million, or 51 percent of total revenues, during the three months ended July 31, 2007, compared to $59.8 million, or 51 percent of total revenues, during the same period a year ago, an increase of $30.4 million. The increase in absolute dollars was primarily due to an increase of $23.4 million in employee-related costs, $1.5 million in stock-based expenses, $2.0 million in marketing, advertising and event costs and a $3.2 million increase in allocated overhead. Our marketing and sales headcount increased by 42 percent since July 31, 2006 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative. General and administrative expenses were $26.5 million, or 15 percent of total revenues, during the three months ended July 31, 2007, compared to $19.5 million, or 16 percent of total revenues, during the same period a year ago, an increase of $7.0 million. The increase was primarily due to an increase of $6.1 million in employee-related costs, $1.0 million in stock-based expenses, $1.9 million in professional services and $3.1 million in infrastructure related costs, which were primarily offset by $4.9 million in increased allocated charges to non-general and administrative departments. Our general and administrative headcount increased by 44 percent since July 31, 2006 as we added personnel to support our growth.

Operating Income (Loss). Operating income during the three months ended July 31, 2007 was $3.3 million and included $13.4 million of stock-based expenses related to SFAS 123R. During the same period a year ago, the operating loss was $1.3 million. The increase in our revenues were primarily re-invested in an effort to expand our business.

Interest Income. Interest income consists of investment income on cash and marketable securities balances. Interest income was $5.6 million during the three months ended July 31, 2007 and was $3.3 million during the same period a year ago. The increase was primarily due to increased marketable securities balances resulting from the cash generated by operating activities and increased market interest rates.

Provision for Income Taxes. We recorded a provision for income taxes of $4.7 million during the three months ended July 31, 2007, compared to $1.7 million during the same period a year ago.

Our effective tax rate decreased to 50 percent for the current quarter compared to 84 percent for the same period a year ago primarily due to a reduced proportion of foreign losses for which no tax benefit can be realized and a higher amount of favorable tax adjustments generated by stock option exercises.

Six Months Ended July 31, 2007 and 2006

Revenues. Total revenues were $339.0 million for the six months ended July 31, 2007, compared to $222.8 million during the same period a year ago, an increase of $116.2 million, or 52 percent. Subscription and support revenues were $307.7 million, or 91 percent of total revenues, for the six months ended July 31, 2007, compared to $201.2 million, or 90 percent of total revenues, during the same period a year ago. Professional services and other revenues were $31.3 million, or 9 percent of total revenues, for the six months ended July 31, 2007, compared to $21.6 million, or 10 percent of total revenues, for the same period a year ago. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of paying subscriptions and customers.

Revenues in Europe and Asia Pacific accounted for $81.2 million, or 24 percent of total revenues, during the six months ended July 31, 2007, compared to $47.2 million, or 21 percent of total revenues, during the same period a year ago, an increase of $34.0 million, or 72 percent. The increase in revenues outside of the Americas was the result of our efforts to expand the number of locations around the world where we conduct business and our international selling and marketing activities.

Cost of Revenues. Cost of revenues was $80.6 million, or 24 percent of total revenues, during the six months ended July 31, 2007, compared to $53.7 million, or 24 percent of total revenues, during the same period a year ago, an increase of $26.9 million. The increase in absolute dollars was primarily due to an increase of $12.6 million in employee-related costs, primarily all of which was related to our professional services organization, an increase of $1.1 million in stock-based expenses, an increase of $7.2 million in service delivery costs, primarily due to our efforts in increasing data center capacity, and an increase of $5.2 million in outside subcontractor and other service costs. The cost of the additional professional services headcount resulted in the cost of professional services and other revenues to be in excess of the related revenue during the six months ended July 31, 2007 by $6.7 million. We increased the professional services headcount in order to meet the current and anticipated demand for our consulting and training services as our customer base has expanded and includes more large businesses and as we have expanded internationally.

Research and Development. Research and development expenses were $29.2 million, or 9 percent of total revenues, during the six months ended July 31, 2007, compared to $19.8 million, or 9 percent of total revenues, during the same period a year ago, an increase of $9.4 million. The increase in absolute dollars was primarily due to an increase of $8.4 million in employee-related costs and $0.8 million in stock-based expenses. We increased our research and development headcount by 17 percent since January 31, 2007 in order to upgrade and extend our service offerings and develop new technologies.

Marketing and Sales. Marketing and sales expenses were $174.1 million, or 51 percent of total revenues, during the six months ended July 31, 2007, compared to $111.8 million, or 50 percent of total revenues, during the same period a year ago, an increase of $62.3 million. The increase in absolute dollars was primarily due to an increase of $46.3 million in employee-related costs, $3.7 million in stock-based expenses, $5.1 million in marketing, advertising and event costs and a $6.6 million increase in allocated overhead. Our marketing and sales headcount increased by 11 percent since January 31, 2007 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative. General and administrative expenses were $51.6 million, or 15 percent of total revenues, during the six months ended July 31, 2007, compared to $38.9 million, or 18 percent of total revenues, during the same period a year ago, an increase of $12.7 million. The increase was primarily due to an increase of $12.6 million in employee-related costs, $5.6 million in infrastructure related costs and $4.5 million in professional and outside service costs, which were primarily offset by $10.1 million in increased allocated charges to non-general and administrative departments. Our general and administrative headcount increased by 11 percent since January 31, 2007 as we added personnel to support our growth.

Operating Income (Loss). Operating income during the six months ended July 31, 2007 was $3.5 million and included $25.4 million of stock-based expenses related to SFAS 123R. During the same period a year ago, the operating loss was $1.4 million. The increase in our revenues were re-invested in an effort to expand our business.

Interest Income. Interest income consists of investment income on cash and marketable securities balances. Interest income was $10.7 million during the six months ended July 31, 2007 and was $6.3 million during the same period a year ago. The increase was primarily due to increased marketable securities balances resulting from the cash generated by operating activities and increased market interest rates.

Provision for Income Taxes. We recorded a provision for income taxes of $8.5 million during the six months ended July 31, 2007, compared to $3.7 million during the same period a year ago.

Our effective tax rate decreased to 58 percent for the six months ended July 31, 2007 compared to 87 percent for the same period a year ago primarily due to a reduced proportion of foreign losses for which no tax benefit can be realized, and a higher amount of favorable tax adjustments generated by stock option exercises. See Note 1 “Summary of Business and Significant Accounting Policies—Income Taxes” to the Notes to the Condensed Consolidated Financial Statements for our reconciliation of income taxes at the statutory federal rate to the provision for income taxes.

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

Liquidity and Capital Resources

As of July 31, 2007, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $497.2 million and accounts receivable of $114.0 million.

Net cash provided by operating activities was $71.5 million during the six months ended July 31, 2007 and $42.4 million during the same period a year ago. The improvement in cash flow was due primarily to the increased number of customers to our service. Cash provided by operating activities has historically been affected by sales of subscriptions and support and professional services, changes in working capital accounts, particularly increases in accounts receivable and deferred revenue and the timing of commission and bonus payments, and add-backs of non-cash expense items such as depreciation and amortization and the expense associated with stock-based awards.

Net cash used in investing activities was $74.0 million during the six months ended July 31, 2007 and $7.9 million during the same period a year ago. The net cash used in investing activities during the six months ended July 31, 2007 primarily related to the investment of operating cash balances and capital expenditures associated with leasehold improvements, development of internal use software and the purchase of software licenses, computer equipment and furniture and fixtures as we have expanded our infrastructure, number of offices around the world and work force. Additionally, in March 2007, we acquired additional developed technology for $5.3 million in cash.

Net cash provided by financing activities was $38.7 million during the six months ended July 31, 2007 and $16.5 million during the same period a year ago. During the six months ended July 31, 2007, the $23.7 million of proceeds from the exercise of employee stock options and warrants and $15.2 million of excess tax benefits from employee stock plans were offset by principal payments on capital lease obligations.

As of July 31, 2007, we have a total of $6.3 million in letters of credit outstanding in favor of our landlords for office space in San Francisco and San Mateo, California, New York, Singapore and Australia. To date, no amounts have been drawn against the letters of credit, which renew annually and mature at various dates through December 2015.

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

As of July 31, 2007, our future minimum lease payments under noncancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Period:
Remaining six months in fiscal 2008	$14	$35,014
Fiscal 2009	6	59,049
Fiscal 2010	—	29,381
Fiscal 2011	—	20,809
Fiscal 2012	—	15,273
Thereafter	—	50,729

Total minimum lease payments	20	$210,255

Less: amount representing interest	(1)

Present value of capital lease obligations	$19

Our lease agreements provide us with the option to renew. Our future operating lease obligations would change if we exercised these options and if we entered into additional operating lease agreements as we expand our operations.

In August 2007, we entered into an operating lease for additional office space in San Francisco. The future minimum lease payments under this lease are as follows: $0.2 million for the remaining six months in fiscal 2008, $1.5 million in fiscal 2009, $2.9 million in fiscal 2010, $3.4 million in fiscal 2011, $3.4 million in fiscal 2012, and $21.2 million thereafter.

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

Interest rate sensitivity

We had cash, cash equivalents and marketable securities totaling $497.2 million at July 31, 2007. These amounts were invested primarily in money market funds and instruments, corporate notes and bonds, government securities and other debt securities with strong credit ratings. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes.

Our fixed-income portfolio is subject to interest rate risk. An immediate increase or decrease in interest rates of 100-basis points could result in a $2.9 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

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

On August 6, 2004, a shareholder derivative action was filed in the Superior Court of the State of California, San Francisco County, entitled Borrelli v. Benioff, et al., against the Company’s Chief Executive Officer, its Chief Financial Officer and members of its Board of Directors alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment under state common law. Subsequently, a substantially similar complaint was filed in the same court based on the same facts and allegations, entitled Johnson v. Benioff, et al. The two actions were consolidated under the caption Borrelli v. Benioff, Case No. CGC-04-433615 (Cal. Super. Ct., S.F. Cty.). On October 5, 2004, plaintiffs filed a consolidated complaint, and assert that the defendants breached their fiduciary duties by making, or failing to prevent salesforce.com, inc. and its management from making, statements or omissions that potentially subject the Company to liability and injury to its reputation. The action seeks damages on behalf of salesforce.com in an unspecified amount, among other forms of legal and equitable relief. Salesforce.com is named solely as a nominal defendant against which no recovery is sought. On December 22, 2006, the trial Court ordered that the lawsuit be bifurcated into two phases. The first phase was a bench trial to decide the legal issues of (a) whether a duty to disclose internal forecasts in an IPO registration statement exists in law, (b) if so, under what circumstances this duty exists, and (c) which party bears the burden of proof with respect to the foregoing two issues. The second phase was to address any remaining issues. On March 27, 2007, the Court ruled in favor of defendants and found that there is no duty to disclose internal forecasts in an IPO registration statement. The Court found the remaining two issues inapplicable to its analysis. On May 8, 2007, plaintiffs filed a Request for Dismissal asking the Court to dismiss the case with prejudice in its entirety. On May 18, 2007, plaintiffs filed a Notice of Entry of Dismissal. The case has now been dismissed with prejudice.

On May 31, 2007, a complaint was filed in the United States District Court for the Eastern District of Texas entitled Triton IP, LLC v. salesforce.com, inc., alleging infringement of a patent held by Triton IP, LLP. We have filed an answer to the complaint. To date, no discovery has occurred in this case. We do not believe that the lawsuit has any merit and intend to defend the action vigorously.

Additionally, we are involved in various legal proceedings arising from the normal course of business activities. In our opinion, resolution of these matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or its financial position. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect our future results of operations, cash flows or financial position in a particular period.

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

If our security measures are breached and unauthorized access is obtained to a customer’s data or our data, our service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant liabilities.

Our service involves the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, during transfer of data to additional data centers or at any time, and, as a result, someone obtains unauthorized access to our data or our customers’ data, our reputation will be damaged, our business may suffer and we could incur significant liability. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data or our customers’ data, which could result in significant legal and financial exposure and a loss of confidence in the security of our service that would harm our future business prospects. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers. In addition, our customers may authorize third party technology providers, whose applications are available through our AppExchange directory, to access their customer data. Because we do not control the transmissions between our customers and third-party AppExchange technology providers, or the processing of such data by third-party AppExchange technology providers, we cannot ensure the complete integrity or security of such transmissions or processing.

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

Our quarterly operating results are likely to fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Moreover, our stock price may be based on expectations of our future performance that may be unrealistic or that may not be met. Some of the important factors that could cause our revenues and operating results to fluctuate from quarter to quarter include:

•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ requirements;

•	the renewal rates for our service;

•	changes in our pricing policies;

•	the introduction of new features to our service;

•	the rate of expansion and effectiveness of our sales force;

•	the length of the sales cycle for our service;

•	new product and service introductions by our competitors;

•	our success in selling our service to large enterprises;

•	variations in the revenue mix of editions of our service;

•	technical difficulties or interruptions in our service;

•	expenses related to increasing our data center capacity;

•	changes in foreign currency exchange rates;

•	changes in the effective tax rates and adjustments to the valuation allowance for our deferred tax assets;

•	general economic conditions in our geographic markets;

•	the timing of additional investments in our on-demand application service and in our consulting service;

•	regulatory compliance costs;

•	the timing of customer payments and payment defaults by customers;

•	costs associated with acquisitions of companies and technologies;

•	extraordinary expenses such as litigation or other dispute-related settlement payments;

•	the adverse financial statement impact of having to expense stock options; and

•	the timing of payroll and social tax expense which is triggered when employees in foreign jurisdictions exercise their vested stock options.

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

If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expense. Any of our trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. While we have one U.S. patent and other U.S. and international patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications. In addition, our existing patent and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our service is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

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

We have been and may in the future be sued by third parties for alleged infringement of their proprietary rights.

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have received in the past, and may receive in the future, communications from third parties claiming that we have infringed on the intellectual property rights of others. In addition, we have been, and may in the future be, sued by third parties for alleged infringement of their proprietary rights. Our technologies may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming and expensive to resolve, could divert management attention from executing our business plan and could require us to pay monetary damages or enter into royalty or licensing agreements. In addition, many of our subscription agreements require us to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim. An adverse determination could also prevent us from offering our service to others.

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

Our stock-based charges are significant, and represented 8 percent of total revenues during the three months ended July 31, 2007. We believe the requirement to expense stock options will continue to materially reduce our future reported results of operations.

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

The trading prices of the securities of technology companies have been highly volatile. Accordingly, the trading price of our common stock has been and is likely to continue to be subject to wide fluctuations. For example, during the 12 months ended July 31, 2007, the trading price of our common stock has ranged from a closing price of $24.66 to $49.88 per share. Further, our common stock has a limited trading history. Factors affecting the trading price of our common stock include:

•	variations in our operating results and cash flows;

•

the historical quarterly net increases in the number of customers and paying subscriptions, either independently or as compared with publicly published expectations of industry, financial or other analysts that cover our company;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	customer cancellations or delays in customer purchases;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by securities analysts that elect to follow our common stock;

•	market conditions in our industry, the industries of our customers and the economy as a whole; and

•	disruptions in our service due to computer hardware, software or network problems or due to a natural disaster, act of terrorism or other catastrophic event.

In addition, if the market for technology stocks or the stock market in general experiences uneven investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies within, or outside, our industry even if these events do not directly affect us. Any volatility in our stock price may result in litigation, which may harm our business and results of operations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2007 Annual Meeting of Stockholders was held on July 12, 2007. The following proposals were adopted as follows:

1.	To elect three Class III directors, Stratton Sclavos, Lawrence Tomlinson and Shirley Young, to serve for a term of three years and until their successors are duly elected and qualified:

	For	Withheld
Stratton Sclavos	59,905,544	46,992,232
Lawrence Tomlinson	89,896,856	17,000,920
Shirley Young	87,407,525	19,490,251

2.	To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending January 31, 2008:

For	Against	Withheld
104,051,590	2,835,726	10,460

Other directors whose term continued after the 2007 Annual Meeting of Stockholders include Marc Benioff, Craig Conway, Alan Hassenfeld, Craig Ramsey, Sanford R. Robertson and Maynard Webb. In addition, Sanford R. Robertson was appointed by the Board of Directors as its lead independent director on June 7, 2007.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibits

The Exhibits listed below are filed as part of this Form 10-Q.

Exhibit 3.1(1)	Restated Certificate of Incorporation of salesforce.com, inc.

Exhibit 3.2(1)	Amended and Restated Bylaws of salesforce.com, inc.

Exhibit 10.1*	2004 Outside Directors Stock Plan, as amended

Exhibit 10.2(2)*	Outside Director Compensation Arrangements

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from the Company’s registration statement on Form S-1 (No. 333-111289) as filed with the Securities and Exchange Commission on April 20, 2004.
(2)	Incorporated by reference from the Company’s current report on Form 8-K (No. 001-32224) as filed with the Securities and Exchange Commission on June 13, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 17, 2007

salesforce.com, inc.

/s/ Steve Cakebread
Steve Cakebread Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)