Form 10-Q
period 2007-10-31
SALESFORCE COM INC
filed 2007-11-19
CIK 1108524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2007

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

As of October 31, 2007, there were approximately 118.1 million shares of the Registrant’s Common Stock outstanding.

salesforce.com, inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

salesforce.com, inc.

Condensed Consolidated Balance Sheets

(in thousands)

	October 31, 2007	January 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$160,761	$86,608
Short-term marketable securities	213,307	165,816
Accounts receivable, net	121,961	128,693
Deferred commissions	26,023	22,072
Deferred income taxes	7,020	228
Prepaid expenses and other current assets	25,878	15,679

Total current assets	554,950	419,096
Marketable securities, noncurrent	196,935	160,088
Fixed assets, net	38,913	30,155
Deferred commissions, noncurrent	8,864	9,478
Deferred income taxes, noncurrent	22,272	20,625
Capitalized software	23,790	10,983
Goodwill	8,556	6,705
Other assets	10,829	7,702

Total assets	$865,109	$664,832

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,618	$8,870
Accrued expenses and other current liabilities	93,373	77,327
Income taxes payable	3,142	6,739
Deferred revenue	340,808	284,063

Total current liabilities	449,941	376,999
Income taxes payable, noncurrent	5,285	—
Long-term lease abandonment liability and other	1,420	1,408
Minority interest	7,168	4,634

Total liabilities	463,814	383,041

Commitments and contingencies

Stockholders’ equity:
Common stock	118	115
Additional paid-in capital	429,235	319,496
Accumulated other comprehensive loss	(3,093)	(2,187)
Accumulated deficit	(24,965)	(35,633)

Total stockholders’ equity	401,295	281,791

Total liabilities and stockholders’ equity	$865,109	$664,832

See accompanying Notes to Condensed Consolidated Financial Statements.

salesforce.com, inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2007	2006	2007	2006
Revenues:
Subscription and support	$176,376	$118,433	$484,064	$319,589
Professional services and other	16,427	11,620	47,730	33,287

Total revenues	192,803	130,053	531,794	352,876

Cost of revenues (1):
Subscription and support	23,887	16,628	66,446	45,178
Professional services and other	20,394	14,732	58,414	39,873

Total cost of revenues	44,281	31,360	124,860	85,051

Gross profit	148,522	98,693	406,934	267,825
Operating expenses (1):
Research and development	16,892	11,450	46,109	31,283
Marketing and sales	96,216	66,526	270,357	178,353
General and administrative	29,296	20,840	80,889	59,711

Total operating expenses	142,404	98,816	397,355	269,347
Income (loss) from operations	6,118	(123)	9,579	(1,522)
Interest income	6,557	4,151	17,222	10,462
Interest expense	(1)	(19)	(44)	(181)
Gain on sale of investment	1,272	—	1,272	—
Other income (expense)	285	309	734	(153)

Income before provision for income taxes and minority interest	14,231	4,318	28,763	8,606
Provision for income taxes	(6,594)	(3,418)	(15,089)	(7,136)

Income before minority interest	7,637	900	13,674	1,470
Minority interest in consolidated joint venture	(1,125)	(561)	(2,697)	(1,505)

Net income (loss)	$6,512	$339	$10,977	$(35)

Basic net income (loss) per share	$0.06	$0.00	$0.09	$0.00
Diluted net income (loss) per share	0.05	0.00	0.09	0.00
Weighted-average number of shares used in per share amounts:
Basic	117,361	112,885	116,208	111,889
Diluted	122,169	120,279	121,429	111,889

(1)	Amounts include stock-based expenses, as follows:

	Three months ended October 31,		Nine months ended October 31,
	2007	2006	2007	2006
Cost of revenues	$2,014	$1,304	$5,753	$3,900
Research and development	1,685	1,195	4,472	3,201
Marketing and sales	6,313	4,826	18,197	13,026
General and administrative	4,166	2,915	11,199	7,912

	$14,178	$10,240	$39,621	$28,039

See accompanying Notes to Condensed Consolidated Financial Statements.

salesforce.com, inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2007	2006	2007	2006
Operating activities
Net income (loss)	$6,512	$339	$10,977	$(35)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of investment	(1,272)	—	(1,272)	—
Minority interest in consolidated joint venture	1,125	561	2,697	1,505
Depreciation and amortization	6,758	3,339	17,651	8,767
Amortization of deferred commissions	11,044	5,827	29,727	16,605
Expense related to stock-based awards	14,178	10,240	39,621	28,039
Excess tax benefits from employee stock plans	(9,298)	(4,878)	(24,504)	(10,806)
Changes in assets and liabilities	22,951	15,199	48,585	28,990

Net cash provided by operating activities	51,998	30,627	123,482	73,065

Investing activities
Business combination	—	—	—	(15,502)
Changes in marketable securities	(35,140)	(116,209)	(83,087)	(103,152)
Capital expenditures	(9,122)	(9,085)	(35,183)	(14,498)
Proceeds from sale of investment	1,659	—	1,659	—

Net cash used in investing activities	(42,603)	(125,294)	(116,611)	(133,152)

Financing activities
Proceeds from the exercise of stock options and warrants	20,586	10,149	44,290	21,040
Excess tax benefits from employee stock plans	9,298	4,878	24,504	10,806
Principal payments on capital lease obligations	(6)	(155)	(169)	(459)
Repurchase of unvested shares	—	—	—	(10)

Net cash provided by financing activities	29,878	14,872	68,625	31,377

Effect of exchange rate changes	(1,461)	127	(1,343)	(808)

Net increase (decrease) in cash and cash equivalents	37,812	(79,668)	74,153	(29,518)
Cash and cash equivalents at beginning of period	122,949	149,992	86,608	99,842

Cash and cash equivalents at end of period	$160,761	$70,324	$160,761	$70,324

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$1	$19	$44	$181
Income taxes, net of tax refunds	$55	$63	$920	$183

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of October 31, 2007 and the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three and nine months ended October 31, 2007 and 2006, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2007 was derived from the audited consolidated financial statements which are included in the Company’s Form 10-K for the fiscal year ended January 31, 2007, which was filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2007. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s fiscal 2007 Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of October 31, 2007, and its results of operations and its cash flows for the three and nine months ended October 31, 2007 and 2006. All adjustments are of a normal recurring nature. The results for the three and nine months ended October 31, 2007 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2008.

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

Notes to Condensed Consolidated Financial Statements—(Continued)

Additionally, the Company holds a majority interest in Kabushiki Kaisha salesforce.com (“Salesforce Japan”), a Japanese joint venture. As of October 31, 2007, the Company owned a 65 percent interest in the joint venture. Given the Company’s majority ownership interest in the joint venture, the accounts of the joint venture have been consolidated with the accounts of the Company, and a minority interest has been recorded for the minority investors’ interests in the net assets and operations of the joint venture to the extent of the minority investors’ individual investments. Additionally, the Company records gains and losses resulting from the change of interest in Salesforce Japan directly to stockholders’ equity as additional paid-in capital.

Segments

The Company operates in one segment.

Foreign Currency Translation

The functional currency of the Company’s major foreign subsidiaries is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as part of a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in net income for the period. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

Concentrations of Credit Risk and Significant Customers and Suppliers

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits. Collateral is not required for accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with deliquent accounts.

No customer accounted for more than 5 percent of accounts receivable at October 31, 2007 and January 31, 2007. No single customer accounted for 5 percent or more of total revenue during the three and nine month periods ended October 31, 2007 and 2006.

As of October 31, 2007 and January 31, 2007, assets located outside the Americas were 11 percent and 12 percent of total assets, respectively. Revenues by geographical region are as follows (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2007	2006	2007	2006
Revenues by geography:
Americas	$141,682	$101,240	$399,477	$276,818
Europe	33,880	19,821	88,614	52,395
Asia Pacific	17,241	8,992	43,703	23,663

	$192,803	$130,053	$531,794	$352,876

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

Marketable Securities

Management determines the appropriate classification of investments in marketable securities at the time of purchase in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities and reevaluates such determination at each balance sheet date. Securities, which are classified as available for sale as of October 31, 2007 and January 31, 2007, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Fair value is determined based on quoted market rates. Realized gains and losses and declines in value judged to be other-than-temporary on securities available for sale are included as a component of interest income. The cost of securities sold is based on the specific-identification method.

Comprehensive Income

Comprehensive income consists of net income (loss) and other comprehensive income (loss), which includes certain changes in equity that is excluded from net income. Specifically, cumulative foreign currency translation adjustments and unrealized gains and losses on marketable securities, net of tax, are included in accumulated other comprehensive loss. Comprehensive income has been reflected in stockholders’ equity.

Comprehensive income consisted of the following (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2007	2006	2007	2006
Net income (loss)	$6,512	$339	$10,977	$(35)
Translation adjustment	(1,859)	(219)	(2,157)	(696)
Unrealized gain on marketable securities	860	630	1,251	852

Total comprehensive income	$5,513	$750	$10,071	$121

The components of accumulated other comprehensive loss were as follows (in thousands):

	October 31, 2007	January 31, 2007
	(unaudited)
Foreign currency translation adjustments	$(3,536)	$(1,379)
Net unrealized gain (loss) on marketable securities	443	(808)

	$(3,093)	$(2,187)

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the fiscal period. Diluted net income (loss) per share is computed

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

giving effect to all potential dilutive common stock, including options and restricted stock units. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method.

A reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$6,512	$339	$10,977	$(35)
Denominator:
Weighted-average shares outstanding for basic earnings (loss) per share, net of weighted-average shares of common stock subject to repurchase	117,361	112,885	116,208	111,889
Effect of dilutive securities:
Employee stock awards and warrants	4,808	7,394	5,221	—

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings (loss) per share	122,169	120,279	121,429	111,889

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

	Three months ended October 31,		Nine months ended October 31,
	2007	2006	2007	2006
Stock awards	2,859	4,370	3,181	—

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

The total income tax benefit recognized in the accompanying consolidated statements of operations related to SFAS 123R was $13.1 million and $7.1 million for the nine months ended October 31, 2007 and 2006, respectively.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes included in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Nine months ended October 31,
	2007	2006
U.S. federal taxes at statutory rate	$10,067	$3,012
State, net of the federal benefit	1,801	746
Foreign losses providing no benefit	1,898	2,340
Foreign taxes in excess of the U.S. statutory rate	1,499	1,099
Tax credits	(2,219)	(723)
Other	2,043	662

	$15,089	$7,136

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or Interpretation 48, on February 1, 2007. As a result of the implementation of Interpretation 48, the Company recorded a cumulative effect adjustment of $0.3 million as an increase in the liability for unrecognized tax benefits, with a corresponding increase to the accumulated deficit balance. If recognized, $5.7 million of the unrecognized tax benefits would reduce the Company’s income tax expense and effective tax rate. Management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next 12 months. Upon adoption of Interpretation No. 48 the Company also reclassified $4.1 million of current income taxes payable to noncurrent income taxes payable since the Company cannot reasonably estimate the period of cash settlement, if any, with various taxing authorities.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in tax provision. The Company has an insignificant amount of interest accrued as of October 31, 2007.

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, the Company considers the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, the Company recognizes the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations, the Company defers only the direct costs of the consulting arrangement and amortizes those costs over the same time period as the consulting revenue is recognized. As of October 31, 2007 and January 31, 2007, the deferred cost on the accompanying condensed consolidated balance sheet totaled $12,748,000 and $5,232,000, respectively. These deferred costs are included in prepaid expenses and other current assets and other assets.

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

Notes to Condensed Consolidated Financial Statements—(Continued)

Accounting for Stock-Based Compensation

The Company accounts for stock-based expenses pursuant to the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, which requires that all share-based payments, including grants of employee stock options, be recognized as an expense in the statement of operations based on their fair values over the vesting period, which is 4 years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three months ended October 31,		Nine months ended October 31,
	2007	2006	2007	2006
Volatility	46%	50%	46%	48-50%
Weighted-average estimated life	4 years	4 years	4 years	4 years
Weighted-average risk-free interest rate	3.96-4.14%	4.51-4.63%	3.96-4.56%	4.51-5.03%
Dividend yield	—	—	—	—
Weighted-average fair value per share of grants	$19.97	$16.56	$18.53	$14.34

The expected life of options granted is based on the simplified calculation of expected life, described in the SEC Staff Accounting Bulletin 107. Accordingly, the weighted-average estimated life assumption of 4 years is based on the average of the vesting term and the 5 year contractual lives of all options awarded after February 1, 2006. The weighted-average risk free interest rate is based on the rate for a 4 year U.S. government security at the time of the option grant.

The Company estimated its future stock price volatility considering both observed option-implied volatilities and historical volatility calculations for both the Company and a group of peer comparable companies. Management believes this is the best estimate of the expected volatility over the 4 year weighted-average expected life of its option grants.

During the three months ended October 31, 2007 and 2006, the Company capitalized $431,000 and $245,000, respectively, of stock-based expenses related to internal-use software development and deferred professional services costs, and $1.6 million and $400,000 for the nine months ended October 31, 2007 and 2006, respectively.

During the nine months ended October 31, 2007, the Company recognized stock-based expense of $39.6 million. As of October 31, 2007, the aggregate stock compensation remaining to be amortized to costs and expenses was $156.3 million. The Company expects this stock compensation balance to be amortized as follows: $16.1 million during the remaining three months of fiscal 2008; $60.4 million during fiscal 2009; $48.8 million during fiscal 2010; $27.3 million during fiscal 2011; and $3.7 million during fiscal 2012. The expected amortization reflects only outstanding stock awards as of October 31, 2007 and assumes no forfeiture activity. The Company expects to continue to issue share-based awards to its employees in future periods.

The Company grants stock options and restricted stock units to employees throughout the world. In certain foreign jurisdictions, the Company incurs a payroll or social tax cost when its employees exercise their vested awards. Pursuant to SFAS 123R, the payroll and social tax costs are recognized as an operating expense at the time of the exercise. As of October 31, 2007, the Company would incur as an operating expense in excess of $5.0 million for these taxes if all vested awards held by employees in these foreign jurisdictions were exercised. This amount is based on the number of vested awards held and the market price of the Company’s common stock. The

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

timing of when employees in these foreign jurisdictions exercise their vested awards could materially affect the Company’s future results of operations in a particular period.

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

The Company has entered into service level agreements with a small number of its customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits or terminate their agreements in the event that the Company fails to meet those levels. As of October 31, 2007 and January 31, 2007, the reserve balance was approximately $0.4 million.

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

Notes to Condensed Consolidated Financial Statements—(Continued)

2. Balance Sheet Accounts

Marketable Securities

At October 31, 2007, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$274,656	$481	$(259)	$274,878
U.S. treasury securities	6,165	—	(5)	6,160
U.S. agency obligations	128,978	258	(32)	129,204

	$409,799	$739	$(296)	$410,242

At January 31, 2007, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$156,826	$9	$(402)	$156,433
Municipal bonds	1,974	—	(17)	1,957
U.S. treasury securities	30,805	—	(215)	30,590
U.S. agency obligations	137,107	5	(188)	136,924

	$326,712	$14	$(822)	$325,904

	October 31, 2007	January 31, 2007
	(unaudited)
Recorded as follows (in thousands):
Short-term (due in one year or less)	$213,307	$165,816
Long-term (due between one and 3 years)	196,935	160,088

	$410,242	$325,904

As of October 31, 2007, the following investments were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$65,123	$(216)	$19,503	$(43)	$84,626	$(259)
U.S. treasury securities	—	—	6,160	(5)	6,160	(5)
U.S. agency obligations	23,840	(28)	3,777	(4)	27,617	(32)

	$88,963	$(244)	$29,440	$(52)	$118,403	$(296)

The unrealized losses are attributable to changes in interest rates. The unrealized loss for each of these fixed rate investments ranged from less than $1,000 to $50,000. Of the $29.4 million in investments that were in an unrealized loss position 12 months or greater, $29.4 million will reach maturity within the next 12 months. The Company has the ability and intent to hold these investments to maturity and does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of October 31, 2007. The Company expects to receive the full principal and interest on all of these investment securities.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	October 31, 2007	January 31, 2007
	(unaudited)
Deferred professional services costs	$8,025	$3,898
Prepaid expenses and other current assets	17,853	11,781

	$25,878	$15,679

Fixed Assets

Fixed assets consisted of the following (in thousands):

	October 31, 2007	January 31, 2007
	(unaudited)
Computers, equipment and software	$32,937	$29,440
Furniture and fixtures	7,256	3,866
Leasehold improvements	32,757	20,757

	72,950	54,063
Less accumulated depreciation and amortization	(34,037)	(23,908)

	$38,913	$30,155

Depreciation and amortization expense totaled $4,456,000 and $2,555,000 for the three months ended October 31, 2007 and 2006, respectively, and $12,340,000 and $7,015,000 for the nine months ended October 31, 2007 and 2006, respectively.

Fixed assets at October 31, 2007 and January 31, 2007 included a total of $3,616,000 acquired under capital lease agreements. Accumulated amortization relating to equipment and software under capital leases totaled $3,604,000 and $3,364,000, respectively, at October 31, 2007 and January 31, 2007. Amortization of assets under capital leases is included in depreciation and amortization expense.

Capitalized Software

Capitalized software consisted of the following (in thousands):

	October 31, 2007	January 31, 2007
	(unaudited)
Capitalized internal-use software development costs, net of accumulated amortization of $3,871 and $2,150, respectively	$13,349	$5,626
Acquired developed technology, net of accumulated amortization of $5,230 and $1,653, respectively	10,441	5,357

	$23,790	$10,983

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Other Assets

Other assets consisted of the following (in thousands):

	October 31, 2007	January 31, 2007
	(unaudited)
Deferred professional services costs, noncurrent portion	$4,723	$1,334
Long-term deposits	3,828	1,958
Purchased intangible assets, net of accumulated amortization of $551 and $184, respectively	1,635	3,283
Other	643	1,127

	$10,829	$7,702

In December 2006, the Company acquired for $2,777,000 in cash shares held by a minority shareholder in Salesforce Japan, therefore, increasing its interest in Salesforce Japan from 63 to 65 percent. This amount was reflected in the January 31, 2007 financial statements as a component of other assets. The Company accounted for this purchase as a step acquisition. During the three months ended October 31, 2007 the Company reclassified $1,851,000 from other assets to goodwill. After this reclassification from other assets the remaining intangible assets are being amortized as follows: territory rights, 7 years and customer relationship and other, 3 years.

In September 2007, the Company sold its minority ownership interest in a privately held professional services corporation. for cash proceeds of $1,659,000. The Company realized a gain of $1,272,000 for the sale of its shares and this amount is recorded in gain on sale of investment in the condensed consolidated statements of operations. In addition certain amounts are held in an escrow account. If various contingencies are met, the Company will record additional cash proceeds received as other non-operating income at the conclusion of the 18 month escrow period.

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and tangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually. The Company’s goodwill as of October 31, 2007 consists of $6,705,000 related to an acquisition in April 2006 and $1,851,000 related to the additional shares purchased in Salesforce Japan.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	October 31, 2007	January 31, 2007
	(unaudited)
Accrued compensation	$39,464	$40,951
Accrued other liabilities	21,975	15,109
Current portion of lease abandonment liability	185	186
Liability for early exercise of unvested employee stock options	125	400
Accrued other taxes payable	14,213	11,276
Accrued professional costs	3,889	2,749
Accrued rent	13,509	6,480
Current portion of capital lease obligations	13	176

	$93,373	$77,327

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

In addition to the 1999 Plan, the Company maintains the 2004 Equity Incentive Plan, 2004 Employee Stock Purchase Plan and the 2004 Outside Directors Stock Plan. These plans, other than the 2004 Outside Directors Stock Plan, provide for annual automatic increases on February 1 to the shares reserved for issuance based on the lesser of (i) a specific percentage of the total number of shares outstanding at year end; (ii) a fixed number of shares; or (iii) a lesser number of shares set by the Company’s Board of Directors, all as specified in the respective plans.

On February 1, 2007, 4.0 million additional shares were reserved under the 2004 Equity Incentive Plan pursuant to the automatic increase. The 2004 Employee Stock Purchase Plan will not be implemented unless and until the Company’s Board of Directors authorizes the commencement of one or more offerings under the plan. No offering periods have been authorized to date.

In April 2006, the Company’s Board of Directors approved the 2006 Inducement Equity Incentive Plan (the “Inducement Plan”) that allows for stock option and other equity incentive grants to employees in connection with merger or acquisition activity. The total number of shares reserved for issuance under the Inducement Plan is 400,000 shares. As of October 31, 2007, there were 214,247 shares of common stock available for grant under the Inducement Plan.

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

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Stock option activity for the nine months ended October 31, 2007 is as follows:

	Shares Available for Grant	Options Outstanding
		Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2007	5,001,926	15,955,334	$19.67
Increase in options authorized:
2004 Equity Incentive Plan	4,000,000	—	—
Options granted under all plans	(1,044,344)	1,044,344	45.16
Restricted stock unit activity	(528,946)	—	—
Stock grants to board members for board services and advisory board members	(32,250)	—	—
Exercised	—	(3,282,412)	13.44
Cancelled	1,169,685	(1,169,685)	30.72

Balance as of October 31, 2007	8,566,071	12,547,581	$22.39	$426,419,000

Vested or expected to vest		11,475,168	$21.56	$399,396,000

Exercisable at October 31, 2007		5,951,023	$12.50	$261,048,000

The total intrinsic value of the options exercised during the nine months ended October 31, 2007 and 2006 were $109.4 million and $76.9 million, respectively.

The weighted-average remaining contractual life of vested and expected to vest options is approximately 6 years.

As of October 31, 2007, options to purchase 5,951,023 shares were vested at a weighted average exercise price of $12.50 per share and a remaining weighted-average remaining contractual life of approximately 6 years. The total intrinsic value of these vested options as of October 31, 2007 was $261.0 million.

As of October 31, 2007, 15,623 shares issued pursuant to exercises of options issued under the 1999 Plan remained subject to repurchase.

The following table summarizes information about stock options outstanding as of October 31, 2007:

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.06 to $2.50	2,051,516	5.23	$2.03	2,042,141	$2.03
$4.00 to $13.73	2,310,931	6.54	9.05	1,720,798	8.21
$13.89 to $22.64	1,972,070	7.29	17.08	987,335	16.60
$23.05 to $30.40	1,821,951	4.90	28.15	509,180	28.16
$32.60 to $38.39	2,260,393	4.52	35.82	510,046	35.57
$39.35 to $45.00	1,815,024	5.06	40.77	181,523	40.08
$47.13 to $54.22	315,696	4.80	50.21	—	—

	12,547,581		$22.39	5,951,023	$12.50

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Restricted stock unit activity for the nine months ended October 31, 2007 is as follows:

	Restricted Stock Units Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2007	841,678	$0.001
Granted	680,957	0.001
Exercised	(120,505)	0.001
Cancelled	(152,011)	0.001

Balance as of October 31, 2007	1,250,119	$0.001	$70,468,000

Expected to vest	1,058,167		$59,648,000

The restricted stock units, which upon vesting entitles the holder to one share of common stock for each restricted stock unit, have an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and vest over 4 years. The Company first awarded restricted stock units in May 2006.

Common Stock

The following shares of common stock are available for future issuance at October 31, 2007:

Options outstanding	12,547,581
Restricted stock units outstanding	1,250,119
Stock available for future grant:
1999 Stock Option Plan	1,143,580
2004 Equity Incentive Plan	6,435,744
2006 Inducement Equity Incentive Plan	214,247
2004 Employee Stock Purchase Plan	1,000,000
2004 Outside Directors Stock Plan	772,500

23,363,771

4. Commitments and Contingencies

Letters of Credit

As of October 31, 2007, the Company had a total of $6.3 million in letters of credit outstanding substantially in favor of its landlords for office space in San Francisco and San Mateo, California, New York, Singapore and Australia. These letters of credit renew annually and mature at various dates through December 2015.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Leases

The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates.

As of October 31, 2007, the future minimum lease payments under noncancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Period:
Remaining three months in fiscal 2008	$7	$19,660
Fiscal 2009	7	70,155
Fiscal 2010	—	40,737
Fiscal 2011	—	30,688
Fiscal 2012	—	24,109
Thereafter	—	89,630

Total minimum lease payments	14	$274,979

Less: amount representing interest	(1)

Present value of capital lease obligations	$13

Our agreements for the facilities and certain services provide us with the option to renew. Our future contractual obligations would change if we exercised these options.

In December 2001, the Company abandoned certain office space in San Francisco, California. The following table sets forth the lease abandonment activity since January 31, 2007 (in thousands):

Liability balance at January 31, 2007	$762
Charges utilized	(139)

Liability balance at October 31, 2007	$623

5. Legal Proceedings

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

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

In addition to the resource sharing with the Foundation, the Company issued the Foundation warrants in August 2002 to purchase 500,000 shares of common stock. Through October 31, 2007, the Foundation exercised all of these warrants. As of October 31, 2007, the Foundation held 267,000 shares of salesforce.com common stock. Additionally, the Company has donated subscriptions to the Company’s service to other qualified non-profit organizations. The fair value of these donated subscriptions is in excess of $2.0 million per month. The Company plans to continue providing free subscriptions to qualified non-profit organizations.

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

In order to increase our revenues and take advantage of our market opportunity, we will need to, among other things, continue to add substantial numbers of paying subscriptions and upgrade our customers to more fully featured versions such as our Unlimited Edition. We plan to re-invest our revenues for the foreseeable future by expanding our data center capacity both domestically and internationally; hiring additional personnel, particularly in customer-related areas; expanding our domestic and international selling and marketing activities; increasing our research and development activities to upgrade and extend our service offerings and to develop new services and technologies; expanding the number of locations around the world where we conduct business; adding to our infrastructure to support our growth; and expanding our operational systems to manage a growing business. Additionally, in our effort to further strengthen and extend our service offering, we may in the future acquire or make investments in complementary companies, services and technologies.

We expect marketing and sales costs, which were 51 percent of our total revenues for both the nine months ended October 31, 2007 and the same period a year ago, to continue to represent a substantial portion of total revenues in the future as we seek to add and manage more paying subscribers, build brand awareness and increase the number of marketing events that we sponsor.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2008, for example, refer to the fiscal year ended January 31, 2008.

Sources of Revenues

We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our on-demand application service, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) related professional services and other revenues. Other revenues consist primarily of training fees. Subscription and support revenues accounted for approximately 90 percent of our total revenues. Subscription revenues are driven primarily by the number of paying subscribers of our service and the subscription price of our service. None of our customers accounted for more than 5 percent of our revenues during the nine months ended October 31, 2007 and 2006.

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

We intend to continue to invest additional resources in our on-demand application service and in our consulting services. The timing of these additional expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in a particular quarterly period. For example, we have obtained additional data center capacity on the west and east coasts of the United States. We expect the annual cost of these resources to be significant.

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

Joint Venture

In December 2000, we established a Japanese joint venture, Kabushiki Kaisha salesforce.com, with SunBridge, Inc., a Japanese corporation, to assist us with our sales efforts in Japan. As of October 31, 2007, we owned a 65 percent interest in the joint venture. Because of this majority interest, we consolidate the venture’s financial results, which are reflected in each revenue, cost of revenues and expense category in our consolidated statement of operations. We then record minority interest, which reflects the minority investors’ interest in the venture’s results, exclusive of intercompany charges. Through October 31, 2007, the operating performance and liquidity requirements of the Japanese joint venture had not been significant. While we plan to expand our selling and marketing activities in Japan in order to add new customers, we believe the future operating performance and liquidity requirements of the Japanese joint venture will not be significant.

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations we defer the direct costs of the consulting arrangement and amortize those costs over the same time period as the consulting revenue is recognized. The deferred cost on our consolidated balance sheet totaled $12,748,000 at October 31, 2007 and $5,232,000 at January 31, 2007. Such amounts are included in prepaid expenses and other current assets and other assets.

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

During the nine months ended October 31, 2007, we deferred $33.0 million of commission expenditures and we amortized $29.7 million to sales expense. During the same period a year ago, we deferred $20.3 million of commission expenditures and we amortized $16.6 million to sales expense. Deferred commissions on our consolidated balance sheet totaled $34.9 million at October 31, 2007 and $31.6 million at January 31, 2007.

Accounting for Stock-Based Awards. We account for share-based compensation under SFAS 123R. We recognize the fair value of our stock awards on a straight-line basis over the requisite service period of the award, which is the vesting term of four years.

We recognized stock-based expense of $39.6 million, or 7 percent of revenue, during the nine months ended October 31, 2007. The requirement to expense stock-based awards will continue to materially reduce our reported results of operations. As of October 31, 2007, we had an aggregate of $156.3 million of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. We currently expect this stock compensation balance to be amortized as follows: $16.1 million during the remaining three months of fiscal 2008; $60.4 million during fiscal 2009; $48.8 million during fiscal 2010; $27.3 million during fiscal 2011; and $3.7 million during fiscal 2012. The expected amortization reflects only outstanding stock awards as of October 31, 2007 and assumes no forfeiture activity. We expect to continue to issue share-based awards to our employees in future periods.

We grant stock options and restricted stock units to employees throughout the world. In certain foreign jurisdictions, we are obligated for the payroll or social tax costs when employees exercise their vested awards. Pursuant to SFAS 123R, we recognize as an operating expense the payroll and social tax costs at the time of the exercise. As of October 31, 2007, we would incur as an operating expense in excess of $5.0 million for these taxes if all vested awards held by employees in these foreign jurisdictions were exercised. This amount is based on the number of vested awards held and the market price of our common stock. The timing of when employees in these foreign jurisdictions exercise their vested awards could materially affect our future results of operations in a particular period.

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

As of October 31, 2007, there were 1,250,119 restricted stock units outstanding. We plan to continue awarding restricted stock units to our employees in the future. The restricted stock units, which upon vesting entitles the holder to one share of common stock for each restricted stock unit, have an exercise price of $0.001 per share, which is equal to the par value of our common stock, and vest over 4 years. The fair value of the restricted units is based on our closing stock price on the date of grant, and compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period.

Accounting for Income Taxes. We account for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities and for net operating loss and tax credit carryforwards. The tax expense or benefit for unusual items, or certain adjustments to the valuation allowance are treated as discrete items in the interim period in which the events occur.

Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses arising from SFAS 123R and the valuation of deferred tax assets and liabilities.

Results of Operations

The following tables set forth selected data for each of the periods indicated and are in thousands, except per share data. All data is unaudited.

	Three months ended October 31,		Nine months ended October 31,
	2007	2006	2007	2006
Revenues:
Subscription and support	$176,376	$118,433	$484,064	$319,589
Professional services and other	16,427	11,620	47,730	33,287

Total revenues	192,803	130,053	531,794	352,876

Cost of revenues:
Subscription and support	23,887	16,628	66,446	45,178
Professional services and other	20,394	14,732	58,414	39,873

Total cost of revenues	44,281	31,360	124,860	85,051

Gross profit	148,522	98,693	406,934	267,825
Operating expenses:
Research and development	16,892	11,450	46,109	31,283
Marketing and sales	96,216	66,526	270,357	178,353
General and administrative	29,296	20,840	80,889	59,711

Total operating expenses	142,404	98,816	397,355	269,347
Income (loss) from operations	6,118	(123)	9,579	(1,522)
Interest income	6,557	4,151	17,222	10,462
Interest expense	(1)	(19)	(44)	(181)
Gain on sale of investment	1,272	—	1,272	—
Other income (expense)	285	309	734	(153)

Income before provision for income taxes and minority interest	14,231	4,318	28,763	8,606
Provision for income taxes	(6,594)	(3,418)	(15,089)	(7,136)

Income before minority interest	7,637	900	13,674	1,470
Minority interest in consolidated joint venture	(1,125)	(561)	(2,697)	(1,505)

Net income (loss)	$6,512	$339	$10,977	$(35)

Basic net income (loss) per share	$0.06	$0.00	$0.09	$0.00
Diluted net income (loss) per share	0.05	0.00	0.09	0.00

Weighted-average number of shares used in per share amounts:
Basic	117,361	112,885	116,208	111,889
Diluted	122,169	120,279	121,429	111,889

In addition to the statement of operations data above:

Cash flow provided by operating activities	$51,998	$30,627	$123,482	$73,065

	As of
	October 31, 2007	January 31, 2007	October 31, 2006
Balance sheet data:
Cash, cash equivalents and marketable securities	$571,003	$412,512	$371,278
Deferred revenue	340,808	284,063	219,431

	Three months ended October 31,		Nine months ended October 31,
	2007	2006	2007	2006
Revenues by geography:
Americas	$141,682	$101,240	$399,477	$276,818
Europe	33,880	19,821	88,614	52,395
Asia Pacific	17,241	8,992	43,703	23,663

	$192,803	$130,053	$531,794	$352,876

Cost of revenues and operating expenses include the following amounts related to stock-based awards:

	Three months ended October 31,		Nine months ended October 31,
	2007	2006	2007	2006
Cost of revenues	$2,014	$1,304	$5,753	$3,900
Research and development	1,685	1,195	4,472	3,201
Marketing and sales	6,313	4,826	18,197	13,026
General and administrative	4,166	2,915	11,199	7,912

	$14,178	$10,240	$39,621	$28,039

The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Three months ended October 31,		Nine months ended October 31,
	2007	2006	2007	2006
Revenues:
Subscription and support	91%	91%	91%	91%
Professional services and other	9	9	9	9

Total revenues	100	100	100	100

Cost of revenues:
Subscription and support	12	13	12	13
Professional services and other	11	11	11	11

Total cost of revenues	23	24	23	24

Gross profit	77	76	77	76
Operating expenses:
Research and development	9	9	9	9
Marketing and sales	50	51	51	51
General and administrative	15	16	15	16

Total operating expenses	74	76	75	76
Income (loss) from operations	3	—	2	—
Interest income	3	3	3	3
Interest expense	—	—	—	—
Gain on sale of investment	1	—	—	—
Other income (expense)	—	—	—	—

Income before provision for income taxes and minority interest	7	3	5	3
Provision for income taxes	(3)	(3)	(3)	(3)

Income before minority interest	4	—	2	—
Minority interest in consolidated joint venture	(1)	—	—	—

Net income (loss)	3%	—%	2%	—%

	Three months ended October 31,		Nine months ended October 31,
	2007	2006	2007	2006
Revenues by geography:
Americas	73%	78%	75%	78%
Europe	18	15	17	15
Asia Pacific	9	7	8	7

	100%	100%	100%	100%

	Three months ended October 31,		Nine months ended October 31,
	2007	2006	2007	2006
Stock-based expenses:
Cost of revenues	1%	1%	1%	1%
Research and development	1	1	1	1
Marketing and sales	3	4	3	4
General and administrative	2	2	2	2

	7%	8%	7%	8%

Overview of the Three Months Ended October 31, 2007

During the three months ended October 31, 2007, net income was $6.5 million or 5 cents per diluted share. Included in net income was $14.2 million of stock-based expenses, or 7 percent of total revenue and the $1.3 million gain from the sale of our minority investment in a privately-held professional service corporation. The net income of $339,000 or nil per share, during the same period a year ago included $10.2 million of stock-based expenses, or 8 percent of total revenue.

Net income for the three months ended October 31, 2007 benefited from a lower effective tax rate of 46 percent as compared to 79 percent during the same period a year ago. The lower effective tax rate was primarily due to a reduced proportion of foreign losses for which no tax benefit can be realized and a higher amount of favorable tax adjustments as a result of tax benefits generated by stock option exercises in the current quarter than the same period a year ago.

Revenues during the three months ended October 31, 2007 were $192.8 million, an increase of 48 percent over the same period a year ago.

Our gross profit during the three months ended October 31, 2007 was $148.5 million, or 77 percent of revenues, and included stock-based expenses of $2.0 million. Our operating income was $6.1 million and included stock-based expenses of $14.2 million. During the same period a year ago, we generated a gross profit of $98.7 million, or 76 percent of revenues, and had an operating loss of $0.1 million. The operating loss during the three months ended October 31, 2006 also included $10.2 million of stock-based expense.

Additionally, during the three months ended October 31, 2007, we incurred substantial costs and operating expenses related to the expansion of our business. We incurred costs related to our data center capacity. Additionally, we added sales personnel to focus on adding new customers and increasing the penetration within our existing customer base, developers to broaden and enhance our on-demand service and administrative staff to support our infrastructure.

During the three months ended October 31, 2007, we generated $52.0 million of cash from operating activities, as compared to $30.6 million during the same period a year ago. At October 31, 2007, we had cash, cash equivalents and marketable securities of $571.0 million, as compared to $371.3 million at October 31, 2006, accounts receivable of $122.0 million at October 31, 2007, as compared to $82.8 million at October 31, 2006, and deferred revenue of $340.8 million at October 31, 2007, as compared to $219.4 million at October 31, 2006.

Three Months Ended October 31, 2007 and 2006

Revenues. Total revenues were $192.8 million for the three months ended October 31, 2007, compared to $130.1 million during the same period a year ago, an increase of $62.7 million, or 48 percent. Subscription and support revenues were $176.4 million, or 91 percent of total revenues, for the three months ended October 31, 2007, compared to $118.4 million, or 91 percent of total revenues, during the same period a year ago. Professional services and other revenues were $16.4 million, or 9 percent of total revenues, for the three months ended October 31, 2007, compared to $11.7 million, or 9 percent of total revenues, for the same period a year ago. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of paying subscriptions and customers.

Revenues in Europe and Asia Pacific accounted for $51.1 million, or 27 percent of total revenues, during the three months ended October 31, 2007, compared to $28.8 million, or 22 percent of total revenues, during the same period a year ago, an increase of $22.3 million, or 77 percent. The increase in revenues outside of the Americas was the result of our efforts to expand the number of locations around the world where we conduct business and our international selling and marketing activities.

Cost of Revenues. Cost of revenues was $44.3 million, or 23 percent of total revenues, during the three months ended October 31, 2007, compared to $31.4 million, or 24 percent of total revenues, during the same period a year ago, an increase of $12.9 million. The increase in absolute dollars was primarily due to an increase of $5.5 million in employee-related costs, primarily all of which was due to the 19 percent increase in the headcount of our professional services organization since October 31, 2006, an increase of $0.7 million in stock-based expenses, an increase of $2.8 million in service delivery costs, primarily due to increased data center capacity, an increase of $2.8 million in outside subcontractor and other service costs and an increase in allocated overhead of $1.1 million. The cost of the additional professional services headcount resulted in the cost of professional services and other revenues to be in excess of the related revenue during the three months ended October 31, 2007 by $4.0 million. We increased the professional services headcount in order to meet the current and anticipated demand for our consulting and training services as our customer base has expanded and includes more large businesses and as we have expanded internationally.

As described above, we intend to continue to invest additional resources in our on-demand application service and in our capacity to deliver professional services. The timing of these additional expenses, together with the requirement to expense stock options, will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues. We expect the cost of professional services and other revenue to continue to be in excess of the related revenue for the remainder of fiscal 2008. We plan to make this investment since our professional services are designed to facilitate the adoption of our on-demand application service.

Research and Development. Research and development expenses were $16.9 million, or 9 percent of total revenues, during the three months ended October 31, 2007, compared to $11.5 million, or 9 percent of total revenues, during the same period a year ago, an increase of $5.4 million. The increase in absolute dollars was primarily due to an increase of $3.1 million in employee-related costs, $0.6 million in equipment and service costs, $0.8 million in allocated overhead and $0.5 million in stock-based expenses. We increased our research and development headcount by 35 percent since October 31, 2006 in order to upgrade and extend our service offerings and develop new technologies.

Marketing and Sales. Marketing and sales expenses were $96.2 million, or 50 percent of total revenues, during the three months ended October 31, 2007, compared to $66.5 million, or 51 percent of total revenues, during the same period a year ago, an increase of $29.7 million. The increase in absolute dollars was primarily due to an increase of $18.4 million in employee-related costs, $1.5 million in stock-based expenses, $4.6 million in marketing, advertising and event costs, $0.6 million in partner referral costs and a $3.9 million increase in allocated overhead. Our marketing and sales headcount increased by 39 percent since October 31, 2006 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative. General and administrative expenses were $29.3 million, or 15 percent of total revenues, during the three months ended October 31, 2007, compared to $20.8 million, or 16 percent of total revenues, during the same period a year ago, an increase of $8.5 million. The increase was primarily due to an increase of $7.0 million in employee-related costs, $1.3 million in stock-based expenses, $3.4 million in professional services and $2.7 million in infrastructure related costs, which were primarily offset by $5.9 million in increased allocated charges to non-general and administrative departments. Our general and administrative headcount increased by 39 percent since October 31, 2006 as we added personnel to support our growth.

Operating Income (Loss). Operating income during the three months ended October 31, 2007 was $6.1 million and included $14.2 million of stock-based expenses related to SFAS 123R. During the same period a year ago, the operating loss was $0.1 million and included $10.2 million of stock-based expense. The increase in our revenues were primarily re-invested in an effort to expand our business.

Interest Income. Interest income consists of investment income on cash and marketable securities balances. Interest income was $6.6 million during the three months ended October 31, 2007 and was $4.2 million during the same period a year ago. The increase was primarily due to increased marketable securities balances resulting from the cash generated by operating activities and increased market interest rates.

Gain on sale of investment. Gain on sale of investment consists of the gain we recorded when we sold our shares in a privately held professional services corporation. The gain was $1.3 million for the three months ended October 31, 2007.

Provision for Income Taxes. We recorded a provision for income taxes of $6.6 million during the three months ended October 31, 2007, compared to $3.4 million during the same period a year ago.

Our effective tax rate decreased to 46 percent for the current quarter compared to 79 percent for the same period a year ago primarily due to a reduced proportion of foreign losses for which no tax benefit can be realized.

Nine Months Ended October 31, 2007 and 2006

Revenues. Total revenues were $531.8 million for the nine months ended October 31, 2007, compared to $352.9 million during the same period a year ago, an increase of $178.9 million, or 51 percent. Subscription and support revenues were $484.1 million, or 91 percent of total revenues, for the nine months ended October 31, 2007, compared to $319.6 million, or 91 percent of total revenues, during the same period a year ago. Professional services and other revenues were $47.7 million, or 9 percent of total revenues, for the nine months ended October 31, 2007, compared to $33.3 million, or 9 percent of total revenues, for the same period a year ago. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of paying subscriptions and customers.

Revenues in Europe and Asia Pacific accounted for $132.3 million, or 25 percent of total revenues, during the nine months ended October 31, 2007, compared to $76.1 million, or 22 percent of total revenues, during the same period a year ago, an increase of $56.2 million, or 74 percent. The increase in revenues outside of the Americas was the result of our efforts to expand the number of locations around the world where we conduct business and our international selling and marketing activities.

Cost of Revenues. Cost of revenues was $124.9 million, or 23 percent of total revenues, during the nine months ended October 31, 2007, compared to $85.1 million, or 24 percent of total revenues, during the same period a year ago, an increase of $39.8 million. The increase in absolute dollars was primarily due to an increase of $18.1 million in employee-related costs, primarily all of which was related to our professional services organization, an increase of $1.9 million in stock-based expenses, an increase of $10.1 million in service delivery costs, primarily due to our efforts in increasing data center capacity, and an increase of $8.0 million in outside subcontractor and other service costs. The cost of the additional professional services headcount resulted in the cost of professional services and other revenues to be in excess of the related revenue during the nine months ended October 31, 2007 by $10.7 million. We increased the professional services headcount in order to meet the current and anticipated demand for our consulting and training services as our customer base has expanded and includes more large businesses and as we have expanded internationally.

Research and Development. Research and development expenses were $46.1 million, or 9 percent of total revenues, during the nine months ended October 31, 2007, compared to $31.3 million, or 9 percent of total revenues, during the same period a year ago, an increase of $14.8 million. The increase in absolute dollars was primarily due to an increase of $11.5 million in employee-related costs, $1.8 million in allocated overhead and $1.3 million in stock-based expenses. We increased our research and development headcount by 23 percent since January 31, 2007 in order to upgrade and extend our service offerings and develop new technologies.

Marketing and Sales. Marketing and sales expenses were $270.4 million, or 51 percent of total revenues, during the nine months ended October 31, 2007, compared to $178.4 million, or 51 percent of total revenues, during the same period a year ago, an increase of $92.0 million. The increase in absolute dollars was primarily due to an increase of $64.7 million in employee-related costs, $5.2 million in stock-based expenses, $9.7 million in marketing, advertising, and event costs, and a $10.5 million increase in allocated overhead. Our marketing and sales headcount increased by 21 percent since January 31, 2007 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative. General and administrative expenses were $80.9 million, or 15 percent of total revenues, during the nine months ended October 31, 2007, compared to $59.7 million, or 16 percent of total revenues, during the same period a year ago, an increase of $21.2 million. The increase was primarily due to an increase of $19.7 million in employee-related costs, $8.3 million in infrastructure related costs and $8.0 million in professional and outside service costs, which were primarily offset by $16.0 million in increased allocated charges to non-general and administrative departments. Our general and administrative headcount increased by 20 percent since January 31, 2007 as we added personnel to support our growth.

Operating Income (Loss). Operating income during the nine months ended October 31, 2007 was $9.6 million and included $39.6 million of stock-based expenses related to SFAS 123R. During the same period a year ago, the operating loss was $1.5 million and included $28.0 million of stock-based expenses related to SFAS 123R. The increase in our revenues were re-invested in an effort to expand our business.

Interest Income. Interest income consists of investment income on cash and marketable securities balances. Interest income was $17.2 million during the nine months ended October 31, 2007 and was $10.5 million during the same period a year ago. The increase was primarily due to increased marketable securities balances resulting from the cash generated by operating activities and increased market interest rates.

Gain on sale of investment. Gain on sale of investment consists of the gain we recorded when we sold our shares in a privately held professional services corporation. The gain was $1.3 million for the nine months ended October 31, 2007.

Provision for Income Taxes. We recorded a provision for income taxes of $15.1 million during the nine months ended October 31, 2007, compared to $7.1 million during the same period a year ago.

Our effective tax rate decreased to 52 percent for the nine months ended October 31, 2007 compared to 83 percent for the same period a year ago primarily due to a reduced proportion of foreign losses for which no tax benefit can be realized, and a higher amount of favorable tax adjustments generated by stock option exercises. See Note 1 “Summary of Business and Significant Accounting Policies—Income Taxes” to the Notes to the Condensed Consolidated Financial Statements for our reconciliation of income taxes at the statutory federal rate to the provision for income taxes.

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

Liquidity and Capital Resources

As of October 31, 2007, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $571.0 million and accounts receivable of $122.0 million.

Net cash provided by operating activities was $123.5 million during the nine months ended October 31, 2007 and $73.1 million during the same period a year ago. The improvement in cash flow was due primarily to the increased number of customers to our service. Cash provided by operating activities has historically been affected by sales of subscriptions and support and professional services, changes in working capital accounts, particularly increases in accounts receivable and deferred revenue and the timing of commission and bonus payments, and add-backs of non-cash expense items such as depreciation and amortization and the expense associated with stock-based awards.

Net cash used in investing activities was $68.6 million during the nine months ended October 31, 2007 and $133.2 million during the same period a year ago. The net cash used in investing activities during the nine months ended October 31, 2007 primarily related to the investment of operating cash balances and capital expenditures associated with leasehold improvements, development of internal use software and the purchase of software licenses, computer equipment and furniture and fixtures as we have expanded our infrastructure, number of offices around the world and work force. Additionally, in March 2007, we acquired additional developed technology for $5.3 million in cash.

Net cash provided by financing activities was $78.6 million during the nine months ended October 31, 2007 and $31.4 million during the same period a year ago. During the nine months ended October 31, 2007, the $44.3 million of proceeds from the exercise of employee stock options and warrants and $24.5 million of excess tax benefits from employee stock plans were offset by principal payments on capital lease obligations.

As of October 31, 2007, we have a total of $6.3 million in letters of credit outstanding in favor of our landlords for office space in San Francisco and San Mateo, California, New York, Singapore and Australia. To date, no amounts have been drawn against the letters of credit, which renew annually and mature at various dates through December 2015.

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

As of October 31, 2007, our future minimum lease payments under noncancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Period:
Remaining three months in fiscal 2008	$7	$19,660
Fiscal 2009	7	70,155
Fiscal 2010	—	40,737
Fiscal 2011	—	30,688
Fiscal 2012	—	24,109
Thereafter	—	89,630

Total minimum lease payments	14	$274,979

Less: amount representing interest	(1)

Present value of capital lease obligations	$13

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

In the future, we may enter into arrangements to acquire or invest in other businesses, services or technologies. While we believe we have sufficient financial resources to take these actions, we may be required to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

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

Interest rate sensitivity

We had cash, cash equivalents and marketable securities totaling $571.0 million at October 31, 2007. These amounts were invested primarily in money market funds and instruments, corporate notes and bonds, government securities and other debt securities with credit ratings of at least single A or better. Our marketable securities have maturities less than 3 years. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes.

Our fixed-income portfolio is subject to interest rate risk. An immediate increase or decrease in interest rates of 100-basis points could result in a $3.0 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

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

If our security measures are breached and unauthorized access is obtained to a customer’s data or our data, our service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.

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

•

packaged CRM software vendors, some of whom offer hosted services, such as FrontRange Solutions, Inc., Consona Corporation, Pivotal Corporation, which is owned by CDC Software Corporation, a subsidiary of chinadotcom corporation, Sage Group plc, and SugarCRM;

•	on-demand CRM application service providers such as Oracle, SAP, NetSuite, Inc., and RightNow Technologies, Inc.; and

•	enterprise application service providers including British Telecom and IBM.

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

Our quarterly operating results are likely to fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Moreover, our stock price may be based on expectations of our future performance that may be unrealistic or that may not be met. Some of the important factors that could cause our revenues and operating results to fluctuate from quarter to quarter include:

•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ requirements;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	the renewal rates for our service;

•	changes in our pricing policies;

•	the cost, timing and management effort for the introduction of new features to our service;

•	the rate of expansion and effectiveness of our sales force;

•	the length of the sales cycle for our service;

•	new product and service introductions by our competitors;

•	our success in selling our service to large enterprises;

•	variations in the revenue mix of editions of our service;

•	technical difficulties or interruptions in our service;

•	expenses related to increasing our data center capacity;

•	expenses related to expanding our data centers domestically and internationally;

•	changes in foreign currency exchange rates;

•	changes in the effective tax rates and adjustments to the valuation allowance for our deferred tax assets;

•	general economic conditions in our geographic markets;

•	the timing of additional investments in our on-demand application service and in our consulting service;

•	regulatory compliance costs;

•	the timing of customer payments and payment defaults by customers;

•	costs associated with acquisitions of companies and technologies;

•	extraordinary expenses such as litigation or other dispute-related settlement payments;

•	the adverse financial statement impact of having to expense stock options; and

•	the timing of payroll and social tax expense which is triggered when employees in foreign jurisdictions exercise their vested stock options.

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

We are currently experiencing a period of increasing headcount and growth in our operations, which has placed, and will continue to place, to the extent that we are able to sustain such growth, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate that further growth will be required to address increases in our customer base, as well as our expansion into new geographic areas.

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

We periodically restructure or make other adjustments to our sales organization in response to market opportunities, competitive threats, management changes, product introductions or enhancements, sales performance, and other internal and external considerations. In the past, these restructurings sometimes resulted in a temporary lack of focus and reduced productivity; these effects could recur in connection with any future sales restructurings we might undertake and our revenues could be negatively affected.

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

We are implementing new information systems that are important to support our business growth, and problems with the design or implementation of these systems could interfere with our business and operations.

We are in the process of implementing new software applications to manage our internal business and finance operations information systems. We may not successfully implement these new systems and transition data, and even if we do succeed, the implementation may be much more costly and time consuming than we anticipated. Any disruptions relating to these systems enhancements could adversely impact our ability to run our business in a timely and accurate manner. If we are unable to successfully implement new information systems, our business and operations may suffer.

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

To continue to execute on our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software and Internet-related services and senior sales executives. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. In addition, our current employees may consider the value of their stock options in deciding whether or not to stay with us. Volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain key employees. Furthermore, the requirement to expense stock options may discourage us from granting the size or type of stock option awards that job candidates require to join our company. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

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

Our stock-based charges are significant, and represented 7 percent of total revenues during the three months ended October 31, 2007. We believe the requirement to expense stock options will continue to materially reduce our future reported results of operations.

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

The trading prices of the securities of technology companies have been highly volatile. Accordingly, the trading price of our common stock has been and is likely to continue to be subject to wide fluctuations. For example, during the nine months ended October 31, 2007, the trading price of our common stock has ranged from a closing price of $38.86 to $57.06 per share. Further, our common stock has a limited trading history. Factors affecting the trading price of our common stock include:

•	variations in our operating results and cash flows;

•

the net increases in the number of customers and paying subscriptions, either independently or as compared with publicly published expectations of industry, financial or other analysts that cover our company;

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

Our executive officers, directors, and several stockholders and their affiliated entities together beneficially own a majority of our outstanding common stock. As a result, these stockholders, acting together, will have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibits

The Exhibits listed below are filed as part of this Form 10-Q.

Exhibit 3.1(1)	Restated Certificate of Incorporation of salesforce.com, inc.

Exhibit 3.2(1)	Amended and Restated Bylaws of salesforce.com, inc.

Exhibit 10.1*	2004 Outside Directors Stock Plan, as amended

Exhibit 10.2*	Confidential Separation Agreement and General Release of Claims with Mr. John Freeland dated as of September 26, 2007

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from the Company’s registration statement on Form S-1 (No. 333-111289) as filed with the Securities and Exchange Commission on April 20, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 19, 2007

salesforce.com, inc.

/s/ Steve Cakebread
Steve Cakebread
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)