Form 10-K
period 2008-01-31
SALESFORCE COM INC
filed 2008-02-29
CIK 1108524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer   ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing price of the Registrant’s common stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was July 31, 2007, the aggregate market value of its shares (based on a closing price of $38.86 per share) held by non-affiliates was approximately $4.49 billion. Shares of the Registrant’s common stock held by each executive officer and director and by each entity or person that owned 5 percent or more of the Registrant’s outstanding common stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2008, there were approximately 119.3 million shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its fiscal 2008 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended January 31, 2008, are incorporated by reference in Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

salesforce.com, inc.

i

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (“MD&A”) in Item 7, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our business strategy and our plan to build our business, the expenses associated with increasing our data center capacity, our anticipated growth, trends in our business, new application service features, our strategy of acquiring or making investments in complementary companies, services and technologies, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the potential impact of current or any future legislation or litigation, the potential availability of additional tax assets in the future and related matters, the impact of the accounting pronouncement to expense stock options, the sufficiency of our capital resources, and our strategy to become a platform player for on-demand applications, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors” in Item 1A and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

ITEM 1.	BUSINESS

Overview

We are the leading provider, based on revenues and market share, of software on demand, according to a July 2007 report by International Data Corporation, or IDC. We provide a comprehensive customer relationship management, or CRM, service to businesses of all sizes and industries worldwide. Approximately 41,000 customers worldwide use salesforce.com to manage their vital customer, sales and operational data.

We were incorporated in Delaware in February 1999, founded on the simple concept of delivering enterprise business applications via the World Wide Web, and we introduced our first service offering in February 2000. Since then, we have introduced additional paying editions of our CRM service, we have introduced our Force.com technology platform that allows customers and developers to build applications that are complementary to or extend beyond CRM, and we have introduced our AppExchange directory of on-demand applications that were developed for our platform by third parties.

Our principal executive offices are located in San Francisco, California and our principal website address is www.salesforce.com. Our office address is The Landmark @ One Market, Suite 300, San Francisco, California 94105.

We designed and developed our hosted CRM service to be an easy-to-use and intuitive application that can be deployed quickly, can be customized and can be integrated with other software applications. We deliver our service through a standard Web browser. Customers who use our on-demand CRM service and technology platform are able to avoid many of the expenses and complexities of traditional enterprise software implementations and development. As a result, our customers incur less risk and lower upfront costs and benefit from increased productivity.

We market our service to businesses on a subscription basis, primarily through our direct sales efforts and also indirectly through partners. We continue to be in a period of rapid growth. Our revenues have increased from $497 million in fiscal 2007 to $749 million in fiscal 2008. As of January 31, 2008, our customer base had grown to approximately 41,000 worldwide from approximately 29,800 customers a year ago, and as of January 31, 2008 we had approximately 1.1 million paying subscriptions. We define paying subscriptions as unique user accounts, purchased by customers for use by their employees and other customer-authorized users, that have not been suspended for non-payment and for which we are recognizing subscription revenue.

Through our Force.com platform and developer tools and our AppExchange directory, we also encourage third parties, including customers and independent software vendors, to develop additional functionality and applications that run on our technology platform, but are sold separately from or in conjunction with our CRM service.

Industry Background

The Enterprise Application Software Market

Over the last thirty-five years, there have been several shifts in the way vendors deliver enterprise software applications. In the 1970s and 1980s, vendors delivered application software through centralized mainframe based systems. This evolved in the 1990s to client/server computing. Historically, only large businesses could afford to make investments in enterprise resource planning, or ERP, and CRM applications to gain an enterprise-wide view and automate and improve basic processes. In addition, large businesses attempted to customize and connect various incompatible packaged applications through time-consuming, extensive and costly integration efforts. However, many large enterprises never realized the benefits of these applications for a variety of reasons, including the difficulty of deployment, low user adoption rates, lack of ubiquitous access, high total cost of ownership and a relatively low return on investment.

In an attempt to address these challenges, many enterprise software application vendors adapted their products to be accessible over the Internet. However, as these products were not originally designed to be delivered over the Internet as a service and were limited in their ability to serve all sizes of business across many industries, they failed to address many of the shortcomings of traditional business application software. In addition, because they were not easy to use, users were hesitant to adopt these complex, non-intuitive installed applications.

On-Demand Application Services

Software-as-a-Service

The pervasiveness of the Internet, along with the dramatic declines in the pricing of computing technology and network bandwidth, have enabled a new generation of enterprise computing in which substantial components of information technology, or IT, infrastructure can be provisioned and delivered dynamically over the Internet on an outsourced basis. This new computing paradigm is sometimes referred to as utility computing or cloud computing, while the outsourced software applications are referred to as on-demand application services.

Software-as-a-Service, which is an on-demand application service, enables businesses to subscribe to a wide variety of application services that are developed specifically for, and delivered over, the Internet on an as-needed basis with little or no implementation services required and without the need to install and manage third-party software in-house.

Software-as-a-service application services contrast with the traditional enterprise software model, which requires each customer to install, configure, manage and maintain the hardware, software and network services to implement the software application in-house. Moreover, traditional enterprise software vendors must maintain support for numerous legacy versions of their software and compatibility with a wide array of hardware devices and operating environments. As a result, they dedicate fewer resources to innovation and incur higher research and development expenses as a percentage of revenue than on-demand application service providers.

Software-as-a-service applications are typically multi-tenant in nature, leveraging a common infrastructure and software code among all customers. With multi-tenancy, customers benefit from access to the latest release of the application, automated upgrades, more rapid innovation and the economies of a shared infrastructure.

We believe the shift to software-as-a-service applications provides significant benefits even beyond those associated with multi-tenant infrastructure. Businesses are able to realize many of the benefits offered by traditional enterprise software vendors, such as a comprehensive set of features and functionality and the ability to customize and integrate with other applications, while at the same time reducing the risks and lowering the total costs of owning enterprise software. As a result, we believe the continued emergence of software-as-a-service applications is bringing about a fundamental transformation in the enterprise software industry as businesses will be able to replace their purchased software with subscriptions to a wide range of application services.

Platform-as-a-Service

We believe the success of software-as-a-service applications for business users is expanding beyond packaged business applications to include the development of custom software-as-a-service applications on a technology development platform that we and others call platform-as-a-service. Platform-as-a service is a new paradigm. We are currently evangelizing the benefits of platform-as-a service to customers, developers and industry analysts.

Custom applications are typically developed by application developers. Application developers include corporate IT and independent software vendors (ISVs) that develop applications for their internal organizations or to sell to customers. Traditionally, these developers needed to purchase, install, test and maintain complex software and hardware infrastructures to develop their applications. This expensive process meant more time and resources spent maintaining their infrastructure and less time available to develop applications, which eventually hinders their innovation and productivity.

Platform-as-a-service enables corporate IT developers and ISVs to leverage the benefits of a multi-tenancy platform for developing new applications.

Our Solution

We are the leader in software on demand. The Company’s flagship Salesforce CRM applications, which were initially introduced in February 2000, help companies better record, track, manage, analyze and share information regarding their sales, customer service and support, and marketing operations. Our on-demand technology platform, Force.com, which was introduced in 2007, allows customers and partners to customize and integrate Salesforce CRM applications or build entirely new on-demand applications beyond CRM without having to invest in new software, hardware and related infrastructure. We also offer the AppExchange, an online directory for on-demand applications, where customers can browse, test-drive and install applications. Since we introduced the AppExchange directory in 2006, more than 700 applications developed mostly by our partners, have been posted to the directory.

The Force.com platform allows all of our application services to be customized to meet the specific business needs of each of our highly diverse customers. Substantially all of our subscription and support revenue comes from subscriptions to our core CRM application services, all of which include the customization benefits of the Force.com platform. Customers can also build their own application sevices on the Force.com platform, or install those built on force.com by partners from the AppExchange. In order for customers to install and run custom applications, whether built by themselves or by our partners, they must be a subscriber to our service.

As of January 31, 2008, our customer base had grown to approximately 41,000 worldwide, and we had approximately 1.1 million paying subscriptions. We provide our service to organizations through our proprietary, scalable, and secure on-demand, multi-tenant application architecture, which allows us to serve large numbers of customers cost-effectively by leveraging a single application code base.

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

•

Ease of integration and development. Our platform is designed to enable IT professionals to integrate our service with existing applications quickly and seamlessly. Our Force.com platform provides a set of application programming interfaces, or APIs, that enable customers and independent developers to both integrate our service with existing third-party, custom, and legacy applications and write their own application services that integrate with our service. For example, many of our customers use the Force.com API to move customer-related data from custom-developed and legacy applications into our service on a periodic basis to provide greater visibility into their activities. Other customers and partners have, for example, developed their own talent management solution and procurement solution on the Force.com platform.

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

Our Strategy

Our objective is to be the leading provider of on-demand application services for businesses worldwide and to be the leading platform on which our customers and partners build on-demand applications. Key elements of our strategy include:

•

Continue to lead the industry transformation to software-as-a-service and platform-as-a-service. We believe that the market transformation to on-demand application and platform services is a growing trend in the technology industry. We enable customers of all sizes to benefit from the capabilities of enterprise software applications. We believe we have established a leadership position in this new industry both as a successful vendor of on-demand CRM application services and also as an enabler for third parties to create their own on-demand applications through our platform. We seek to extend our leadership position in this industry by continuing to innovate and bring new application and platform services and value-added technologies to market, as well as by providing the tools needed by third parties to develop their own on-demand applications on our platform.

•

Strengthen our CRM applications and extend into new application areas. We designed our service to easily accommodate new features and functions as well as the release of entirely new application services. We intend to continue to add CRM features and functionality to our core service that we will make available to customers at no additional charge. We offer advanced modules for an additional subscription fee to customers that require enhanced CRM capabilities. We are also expanding the company’s offerings beyond CRM applications, and we recently announced the release of a content management application and innovation management application, two new software-as-a-service offerings that extend salesforce.com beyond CRM. We also evaluate acquisition or investment opportunities in complementary companies, services and technologies in an effort to strengthen and extend our service offering.

•

Pursue new customers and new territories aggressively. We believe that our software-as-a-service and platform-as-a-service offerings provide significant value for businesses of any size, from small businesses to the largest Fortune 500 corporations. As a result, we will continue to aggressively target businesses of all sizes, primarily through our direct sales force. We have steadily increased and plan to continue to increase the number of direct sales professionals we employ, and we intend to develop additional distribution channels for our service. We have created several editions of our service to address the distinct requirements of businesses of different sizes. We also believe that there is a substantial market opportunity for our service outside of North America. We plan to continue to aggressively market to customers outside of North America by recruiting local sales and support professionals, building partnerships that help us add customers in these regions and increasing the number of languages we support. As of January 31, 2008, we offer our service in 15 languages.

•

Deepen relationships with our existing customer base. We believe there is significant opportunity to leverage our relationships with existing customers. As the customer realizes the benefits, we try to sell more subscriptions by targeting additional functional areas and business units within the customer organization and pursuing enterprise-wide deployments. We also want to provide professional service offerings that are complementary to our service and enable us to sell subscriptions to larger customers who require assistance with complex integrations and customizations. In addition, by continuously enhancing the functionality of our service, we believe that customers will find more uses for our service and therefore purchase additional subscriptions, continue to renew their existing subscriptions, and upgrade to more fully featured versions such as our Unlimited Edition.

•

Encourage the development of third-party applications on our Force.com platform. Our Force.com platform (previously called Apex) enables existing customers and third-party developers to develop and deliver software-as-a-service applications they have built in our technology environment. It is a platform on which applications can be created, published, and run. In addition, these applications can be listed on the AppExchange, our online marketplace of on-demand applications. We believe the ecosystem of on-demand developers will address the business requirements of both current and potential subscribers.

The Force.com platform enhances the attractiveness of our service, particularly to enterprise customers, by enabling them to accelerate the integration of our service with their existing applications, increase the customization possibilities of their solution, and create new applications to address specific business issues. We continue to augment the tools and services we provide to developers and foster their development of new applications. We offer a complete package of commercial services and revenue-sharing programs for developers and partners to market, sell and deliver the applications they have built on the Force.com platform and made available on the AppExchange.

The salesforce.com CRM Service

We provide a comprehensive array of on-demand CRM services, which enable customers and subscribers to systematically record, store, analyze and act upon business data, and to help businesses manage customer accounts, track sales leads, evaluate marketing campaigns, and provide post-sales service. We also enable companies to generate reports and summaries of this data and share them with authorized individuals across functional areas. Most of the features of our service can be accessed through a variety of devices, including laptop computers and mobile devices. For example, we offer a mobile version of our service that is accessed by the leading wireless devices. Additionally, our service is highly configurable in a short amount of time, enabling our customers to tailor its appearance, policy settings, language, workflow, reports, and other characteristics without the use of significant IT resources or consultants. Our services mainly focus on the following functional areas within CRM:

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

•

Customer service and support automation, which is marketed under our brand Salesforce Service & Support allows companies to interact better and more efficiently with their existing customers for a variety of service and support needs, such as requests for repairs, advice about products and services, complaints about faulty goods, and the need for additional goods and services. Using Salesforce Service & Support, customers can create a comprehensive, fully integrated virtual contact center to support a wide range of customer interactions that occur through voice, chat, email, and in-person interactions.

As of January 31, 2008, we offered six principal editions of our service for a fee: Group Edition, Professional Edition, Enterprise Edition, Unlimited Edition, Partner Edition, and OEM Edition. Unlimited Edition, Partner Edition and OEM Edition were introduced during fiscal 2007. We derived over 90 percent of our revenues from subscriptions to and support for our service.

•

Group Edition. Group Edition (previously called Team Edition), which is limited to ten subscribers, is targeted primarily at small businesses and workgroups that seek a basic sales force automation solution without the sophisticated features required by larger companies. Users can use Group Edition to share important customer data and manage their customer relations—from the start of the sales cycle to closing the deal to providing basic customer service. Group Edition offers access to accounts, contacts, opportunities, and reports. It does not include the more advanced customer service and support or marketing automation features such as: campaigns, forecasts, leads, solutions, online case capture, self-service portal, notes and attachments, Offline Edition, and mass email capabilities. Using the Force.com platform, customers can further extend and customize Group Edition by adding additional custom tabs and/or a custom application.

•

Professional Edition. Professional Edition is targeted primarily at medium-sized and large businesses that need a robust and complete CRM solution but do not need some of the more advanced administrative features and integration capabilities. Professional Edition offers companies a comprehensive CRM suite that business users can use to manage every aspect of the customer lifecycle. In addition to everything available in Group Edition, it provides users more advanced CRM functionality such as: campaigns, forecasts, lead management, contact management, solutions, online case capture, and a customer self-service portal. Professional Edition also comes with standard, easy-to-use customization, security and sharing, integration, and administration tools to facilitate any small to mid-sized deployment. Using the Force.com platform, Professional Edition customers have more flexibility than Group Edition customers to further extend and customize their service by adding more custom applications, custom tabs, and/or custom objects.

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

•

Enterprise customization and integration tools that can support large-scale deployments, such as APIs for back-office integration that enables companies to readily integrate Salesforce with ERP applications and other data sources

With Enterprise Edition, customers also have greater flexibility and control to fully extend and customize our service by adding more custom applications, custom tabs, and/or custom objects.

•

Unlimited Edition. Unlimited Edition is our most fully featured edition, with exclusive features available only in Unlimited Edition and bundled add-on features included at a significant cost savings over adding them separately. In addition to all of the functionality available in Enterprise Edition, Unlimited Edition includes unlimited installations from the AppExchange, increased customization and extension possibilities that the customer can do on their own, including Salesforce Sandbox, which is described below, Apex Mobile, Premier Support with Administration, and more storage.

•

Partner Edition. In June 2006, we introduced Partner Edition, also known as Salesforce PRM. Partner Edition is an on-demand offering that connects enterprises, channels and partners, allowing companies to deliver all the benefits of our service to any partner. With Partner Edition, vendors can distribute sales and marketing information quickly and efficiently across a multi-tiered distribution channel through a customized, on-demand portal. This helps ensure high partner adoption and provides sales managers with an accurate, integrated view into their entire sales pipeline. Integrated dashboards can display forecasts and pipeline views across both the direct and indirect sales organizations, while an integrated lead management system proactively ensures that lead distribution is aligned across both internal sales as well as channel partners.

•

OEM Edition. OEM Edition enables salesforce.com partners to extend on-demand computing into new markets completely separate from CRM. AppExchange OEM Edition is an on-demand platform which start-up companies and established independent software vendors can use to develop and deliver new on-demand applications that reach well beyond CRM to serve new customers and new markets worldwide.

Each of the editions described above, except OEM Edition, entitles customers to our standard customer support services, with phone support available 12 hours a day, five days a week. For advanced customers with more complex business needs, we provide additional levels of fee-based customer support. Premier Support with Administration is included in Unlimited Edition.

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

•

Salesforce Content enables customers to manage unstructured data within an enterprise by utilizing Web 2.0 technologies such as tagging, subscriptions and recommendations. By enabling users to manage their documents and unstructured data directly in the Salesforce application, Salesforce Content improves productivity and effectiveness across the board.

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

As part of our marketing programs, we also offer a Personal Edition service that includes a contact management database and several other features that are useful to individual sales representatives and others who need a centralized way to organize contact data and access that data over the Internet. It is intended for use by a single user and is currently available at no charge. In addition, we offer a service called Developer Edition, currently at no charge, to developers and others interested in building applications on our Force.com platform.

Force.com Platform

The Force.com platform enhances the attractiveness of our service, particularly to enterprise customers. The Force.com platform provides a feature set and technology environment for building business applications, including data models and objects to manage data, a workflow engine for managing collaboration of data between users, a user interface model to handle forms and other interactions, and a Web services API for programmatic access and integration. The Force.com platform provides the tools and infrastructure required to:

•	Deploy our application service for CRM

•	Customize and integrate existing enterprise software applications

•	Create and deploy new business applications that are pre-integrated with our service and leverage the same user interface

•	Sample and deploy applications built by third parties from the AppExchange directory, our marketplace for on-demand business applications

Visualforce

Visualforce provides a complete framework for building and deploying any kind of user experience, and enabling almost any kind of interface design and interaction to be built and delivered entirely on demand. These user interfaces can extend the standard Force.com look and feel, or replace it with a complete unique style and set of interactions, allowing the power of Platform-as-a-service to be extended to virtually any requirement.

The AppExchange

We offer the AppExchange, an online directory that provides customers a way to browse, test-drive, share, and install applications developed on our on-demand Force.com platform. Partners and developers can offer their applications on the AppExchange directory. This directory gives our users a way to find and install applications to expand their use of the Force.com platform to new areas of customer relationship management.

When installing an on-demand application built by a third-party partner or developer, customers authorize third-party provider access to their data. Because they are built, managed and provisioned by third parties, we do not warrant the functionality, security and integrity of the data transmission or processing.

Professional Services

We offer consulting and implementation services and training that complement our on-demand application service.

Consulting and Implementation Services

We offer consulting and implementation services to our customers to facilitate the adoption of our on-demand CRM application service. Consulting services consist of services such as business process mapping, project management services and guidance on best practices in using our service. Implementation services include systems integration, configuration and data conversion. Most of our consulting and implementation engagements are billed on a time and materials basis. For many of our small and medium-sized business customers, we also offer for a fixed price certain implementation services that take up to a week to complete.

As the reach of our on-demand application services grows, third party providers will play a more integral part in also providing these consulting and implementation services to our customers.

Training

We offer a number of traditional classroom and online educational classes that address topics such as implementing, using and administering our service. We also offer classes for our partners who implement our service on behalf of our customers.

We bill the traditional classroom and some of the on-line educational classes on a per person, per class basis. There is a selection of on-line educational classes available at no charge to customers who subscribe to our service. We also assist customers in developing and delivering a customized education program for their employees. The majority of these custom training engagements are billed on a time and materials basis.

In order to expand our reach to the growing customer base, we have also established the Authorized Training Center program which allows authorized third party training partners to deliver training curriculum.

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

Our service is also flexible. Every page is dynamically rendered for each specific user, including a choice of 15 languages and a number of currencies with dynamic currency conversion support. In addition, our service can display different views of the data based upon a number of factors, including user, department and area of responsibility in the company. Our service also allows customers to create multiple subtypes or subclasses of our business objects and tie views to each record type. This customization extends to the data model of our service, as our service allows customers to extend existing tables in our database as well as create new tables without actually modifying the underlying physical database schema.

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

We have built a service-oriented architecture, or SOA, which allows our service to be addressable by other applications on the Internet and by applications behind customers’ firewalls. Through our Force.com platform, we allow customers and partners to insert, update, delete and query any of their information in our service. Our full-text search engine, which allows users to perform natural language queries on all the data through a browser, is also exposed as a Web service. In addition, we have mechanisms to protect our service not only from malicious abuse, but from poorly written applications that put undue strain on the service. Each user session is encrypted, and we actively monitor our system to detect intrusion by unauthorized users.

Development

Our research and development efforts are focused on improving and enhancing the features, functionality and security of our existing service offerings as well as developing new proprietary services such as Force.com. In addition, from time to time we supplement our internal research and development activities with outside development resources and acquired technology. Because of our common, multi-tenant application architecture, we are able to provide all of our customers with a service based on a single version of our application. We are able to upgrade all of our customers at the same time with each release. As a result, we do not have to maintain multiple versions of our application and are able to maintain relatively low research and development expenses as compared to enterprise software vendors.

Operations

As of January 31, 2008, we serve our customers and users from a single, third-party Web hosting facility located on the west coast of the United States, leased from Equinix, Inc., except for features added through acquisition which are temporarily served through alternate facilities. The Equinix facility is built to the same critical systems building codes as hospitals and other vital infrastructure. The facility is secured by around-the-clock guards, biometric access screening and escort-controlled access, and is supported by on-site backup generators in the event of a power failure. As part of our current disaster recovery arrangements, all of our customers’ data is currently replicated in near real-time in a separate back-up facility located on the east coast. This strategy is designed to both protect our customers’ data and ensure service continuity in the event of a major disaster. Even with the disaster recovery arrangements, our service could be interrupted.

Our agreement with Equinix provides for Equinix to supply space in its secure facilities on the west and east coast as well as power. Bandwidth to the Internet is provided by multiple independent companies. The term of the service agreement with Equinix expires on January 31, 2009 with the ability to renew on commercially reasonable terms.

We continuously monitor the performance of our service. The monitoring features we have built or licensed include centralized performance consoles, automated load distribution tools and various self-diagnostic tools and programs.

In addition we have a data center in San Francisco, which is primarily for IT, development and quality assurance infrastructure.

We recently announced plans to open a data center in Asia during fiscal 2009.

Customers

As of January 31, 2008, our customer base had grown to approximately 41,000, and we had approximately 1.1 million paying subscriptions. As of January 31, 2007, our customer base was approximately 29,800, and we had approximately 646,000 paying subscriptions.

Our revenues are divided among small businesses (companies with fewer than 200 employees), medium-size businesses (200 or more employees and up to $1 billion in annual revenues), and large businesses (over $1 billion in annual revenues). The number of paying subscriptions at each of our customers ranges from one to tens of thousands.

None of our customers accounted for more than 5 percent of our revenues in fiscal 2008, 2007, or 2006.

Sales, Marketing and Customer Support

We organize our sales and marketing programs by geographic regions, including North America, Europe, Japan, and the Asia Pacific region other than Japan.

Direct Sales

We sell subscriptions to our service primarily through our direct sales force comprised of inside sales, which consists of personnel that sell to customers primarily by phone, and field sales personnel, that are primarily based in a region. Supporting telesales representatives are primarily responsible for qualifying and generating leads. Our small business, general business and enterprise account executives and account managers focus their efforts on small, medium-size and large enterprises, respectively. Sales representatives in our small business group sell to smaller companies, primarily over the phone.

Referral and Indirect Sales

We have a network of partners who refer customer prospects to us and assist us in selling to these prospects. The network includes consulting firms, other technology vendors, systems integrators and partners in markets where we do not have a large direct sales presence. In return, we typically pay these partners a fee based on the first-year subscription revenue generated by the customers they refer. We expense these fees at the time the customer signs the subscription service contract.

We also continued to develop distribution channels for our subscription service.

Marketing

Our marketing strategy is to continually elevate our brand and generate significant demand for our offerings. We use a variety of marketing programs to target our prospective and current customers, partners, and developers.

Our primary marketing activities include:

•	press and industry analyst relations to garner third-party validation and generate positive coverage for our company and product strategy

•	user conferences and launch events, as well as participation in trade shows and industry events, to create awareness and excitement

•	search engine marketing and online and print advertising to drive traffic to our Web properties

•	web site development to engage and educate prospects and generate interest through product information and demonstrations, free trials, case studies, white papers, and marketing collateral

•	email, direct mail, and phone campaigns to capture leads that can be funneled into our sales organization

•	use of customer testimonials

•	sales tools and field marketing events to enable our sales organization to more effectively convert pipeline into completed transactions

Customer Service and Support

We believe that superior customer support is critical to retaining and expanding our customer base. Our customer support groups respond to general customer inquiries, such as technical questions or questions relating to how to use our service, and are available to customers by telephone or email or over the Web.

We have a comprehensive technical support program to assist our customers in the use of our service and to identify, analyze and solve problems or issues with our service. The support program includes email support, an online repository of helpful information about our service, shared best practices for implementation and use, and telephone support. Telephone support is provided by internal and third party technical support specialists on our staff, who are extensively trained in the use of our service. In addition, we have supplemented our support specialists with other technical support specialists who work for us on a contract basis. Basic customer support during business hours is available at no charge to customers that purchase any of our paying editions. Premier customer support that includes additional customer support services is available for an additional charge or is included as part of specific licensed products, such as Unlimited Edition.

International Sales

We generate over 25 percent of our total revenues from customers in Europe and Asia Pacific, including Japan. We expect international markets to provide increased opportunities for our applications and services in the future. Our current international efforts are focused on strengthening our direct sales and marketing presence outside of the Americas, and generating more revenues from these regions.

Competition

The market for CRM enterprise business applications and development platforms is highly competitive, rapidly evolving and fragmented, and subject to changing technology, shifting customer needs and frequent introductions of new products and services. We compete primarily with vendors of packaged CRM software, whose software is installed by the customer directly and companies offering on-demand CRM applications. We also compete with internally developed applications and face, or expect to face, competition from enterprise software vendors and online service providers who may develop toolsets and products that allow customers to build new applications that run on the customers’ current infrastructure or as hosted services. Our current principal competitors include:

•	enterprise software application vendors including Amdocs Limited, Epicor Software Corporation, IBM Corporation, Infor Global Solutions, Microsoft Corporation, Oracle Corporation, and SAP AG;

•

packaged CRM software vendors, some of which offer hosted services, such as CDC Software Corporation, a subsidiary of chinadotcom corporation, Consona Corporation (formerly Made2Manage Systems Inc.), FrontRange Solutions, Inc., Pivotal Corporation, which is owned by, Sage Group plc, and SugarCRM;

•	on-demand CRM application service providers such as Oracle Corporation, NetSuite, Inc., RightNow Technologies, Inc. and SAP AG;

•	enterprise application service providers including IBM Corporation.;

•

platform and development environment companies, including established vendors, such as IBM Corporation, Oracle Corporation (formerly including BEA Software) and Microsoft Corporation; and an array of emerging vendors that have gained traction with the press and analyst communities.

We believe that as enterprise software application and platform vendors shift more of their focus to the hosted applications market, they will be a greater competitive threat.

We believe the principal competitive factors in our market include the following:

•	speed and ease of implementation;

•	ease of use and rates of user adoption;

•	low total cost of ownership and demonstrable cost-effective benefits for customers;

•	product functionality;

•	performance, security, scalability, flexibility and reliability of the service;

•	ease of integration with existing applications;

•	quality of customer support;

•	availability and quality of implementation, consulting and training services;

•	vendor reputation;

•	product adoption;

•	sales and marketing capabilities of the vendor; and

•	financial stability of the vendor.

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

Our professional services organization competes with a broad range of large systems integrators, including Accenture Ltd., BearingPoint, Inc., Deloitte Consulting and IBM Corporation as well as smaller independent consulting firms specializing in CRM implementations. We have close relationships with many of these consulting companies and frequently work cooperatively on projects with them, even as we compete for business in other customer engagements.

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

As of January 31, 2008, we have two issued U.S. patents and 74 pending U.S. patent applications. The majority of our patent applications concern database, application platform and application exchange infrastructures.

The following are some of our registered trademarks in the U.S. and elsewhere:

salesforce

salesforce.com

“No Software” logo

The End of Software

Success. Not Software

Success. On Demand

“Block S” logo

sforce

AppExchange

Unregistered trademarks we use include:

CRMSuccess

The Business Web

We have received in the past, and may receive in the future, communications from third parties claiming that we have infringed on the intellectual property rights of others. The cost to defend or settle these claims can be significant in any single quarter. Any intellectual property claims, regardless of merit, may also require us to seek licenses to that technology. In addition, we license third-party technologies that are incorporated into some elements of our services. Licenses from third-party technologies may not continue to be available to us at a reasonable cost or on reasonable commercial terms, or at all. Additionally, the steps we have taken to protect our intellectual property rights may not be adequate. Third parties may infringe or misappropriate our proprietary rights. Competitors may also independently develop technologies that are substantially equivalent or superior to the technologies we employ in our services. If we fail to protect our proprietary rights adequately, our competitors could offer similar services, potentially significantly harming our competitive position and decreasing our revenues.

Employees

As of January 31, 2008, we had 2,606 employees. We plan to hire additional personnel, particularly in customer-related areas, for the foreseeable future as we continue to experience rapid growth in our business.

We believe our future success and growth will depend on our ability to attract, motivate and retain qualified employees in all areas of our business. None of our employees is represented by a labor union. We consider our relationship with our employees to be good. However, we face competition for qualified employees, and we expect to face continuing challenges in recruiting and retention.

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

We currently serve our customers from a third-party Web hosting facility located on the west coast of the United States and we plan to begin to serve some customers from a third-party Web hosting facility located on the east coast of the United States. Additionally, we plan to add a data center outside the United States during fiscal 2009. As we continue to add capacity in our existing and future data centers, we may move or transfer data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Further, any damage to, or failure of, our systems generally could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

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

We rely on computer hardware purchased or leased and software licensed from third parties in order to offer our service, including database software from Oracle Corporation. This hardware and software may not continue to be available at reasonable prices or on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could result in delays in the provisioning of our service until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. Any errors or defects in third-party hardware or software could result in errors or a failure of our service which could harm our business.

If our security measures are breached and unauthorized access is obtained to a customer’s data or our data, our service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.

Our service involves the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, during transfer of data to additional data centers or at any time, and, as a result, someone obtains unauthorized access to our data or our customers’ data, our reputation could be damaged, our business may suffer and we could incur significant liability. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data or our customers’ data, which could result in significant legal and financial exposure and a loss of confidence in the security of our service that would harm our future business prospects. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers. In addition, our customers may authorize third party technology providers, whose applications are available through our AppExchange directory, to access their customer data. Because we do not control the transmissions between our customers and third-party AppExchange technology providers, or the processing of such data by third-party AppExchange technology providers, we cannot ensure the complete integrity or security of such transmissions or processing.

If our on-demand application service is not widely accepted in markets where we have few customers, our future growth and success will be limited.

We derive substantially all of our revenue from subscriptions to our on-demand application service, and we expect this will continue for the foreseeable future. As a result, widespread acceptance of our service by companies located outside the United States or in industries where we currently have few customers is critical to our future growth and success. Factors that may affect market acceptance of our service include:

•	reluctance by enterprises to migrate to an on-demand application service;

•	a limited number of service offerings and risks associated with developing new service offerings;

•	the price and performance of our service;

•	the level of customization we can offer;

•	the location of our data centers;

•	the availability, performance and price of competing products and services;

•	reluctance by enterprises to trust third parties to store and manage their internal data; and

•	adverse publicity about us, our service or the viability, reliability or security of on-demand application services generally from third party reviews, industry analyst reports and our competitors.

Many of these factors are beyond our control. The inability of our on-demand application service to achieve widespread market acceptance would harm our business.

Efforts we are making to expand our service beyond the CRM market may not succeed and may reduce our revenue growth rate and cause us to incur additional liabilities.

In fiscal 2006 we introduced the AppExchange directory, an on-line marketplace for on-demand applications that run on our Force.com on-demand application service platform. The market for third-party on-demand applications and our platform is new and unproven, and it is uncertain whether the initiative will ever result in significant revenue for us. Among other things, the success of the AppExchange will depend to a substantial extent on the willingness of third-party technology providers to write on-demand applications that run on our platform and the willingness of enterprises, large and small, to purchase and deploy these applications. If third-party technology providers or enterprises do not perceive the benefits of our on-line application marketplace, then the market for this initiative may not develop at all, or it may develop more slowly than we expect, either of which would affect our ability to grow our revenue. Given this new and unproven market, we have limited insight into trends that may develop and affect this initiative. In addition, our customers may not authorize such third-party technology providers to access their customer data. If our customers do authorize such access, we do not warrant the functionality, security and integrity of the data transmission or processing. Further, despite contract provisions designed to protect us, customers may look to us to support and warrant the third-party applications, which may expose us to potential claims, liabilities and obligations for applications we did not develop or sell. Moreover, the AppExchange directory, and other efforts to expand our service beyond the CRM market, may divert management resources from existing operations and require us to commit significant financial resources to an unproven business, which may harm our business.

The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.

The market for CRM, enterprise business applications, and development platforms is highly competitive, rapidly evolving and fragmented, and subject to changing technology, shifting customer needs and frequent introductions of new products and services. We compete primarily with vendors of packaged CRM software, whose software is installed by the customer directly and companies offering on-demand CRM applications. We also compete with internally developed applications and face, or expect to face, competition from enterprise software vendors and online service providers who may develop toolsets and products that allow customers to build new applications that run on the customers’ current infrastructure or as hosted services. Our current principal competitors include:

•	enterprise software application vendors including Amdocs Limited, Epicor Software Corporation, IBM Corporation, Infor Global Solutions, Microsoft Corporation, Oracle Corporation, and SAP AG;

•

packaged CRM software vendors, some of which offer hosted services, such as CDC Software Corporation, a subsidiary of chinadotcom corporation, Consona Corporation (formerly Made2Manage Systems Inc.), FrontRange Solutions, Inc., Pivotal Corporation, which is owned by, Sage Group plc, and SugarCRM;

•	on-demand CRM application service providers such as Oracle Corporation, NetSuite, Inc., RightNow Technologies, Inc., and SAP AG;

•	enterprise application service providers including IBM Corporation;

•

Platform and development environment companies, including established vendors, such as IBM Corporation, Oracle Corporation (formerly including BEA Software) and Microsoft Corporation; and an array of emerging vendors that have gained traction with the press and analyst communities.

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

Our professional services organization competes with a broad range of large systems integrators, including Accenture Ltd., BearingPoint, Inc., Deloitte Consulting and IBM Corporation as well as smaller independent consulting firms specializing in CRM implementations. We have close relationships with many of these consulting companies and frequently work cooperatively on projects with them, even as we compete for business in other customer engagements.

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

Our quarterly operating results are likely to fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Moreover, our stock price may be based on expectations of our future performance that may be unrealistic or that may not be met. Some of the important factors that could cause our revenues and operating results to fluctuate from quarter to quarter include:

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ requirements;

•	the renewal rates for our service;

•	changes in our pricing policies whether initiated by us or as a result of intense competition;

•	the cost, timing and management effort for the introduction of new features to our service;

•	the rate of expansion and productivity of our sales force;

•	the length of the sales cycle for our service;

•	new product and service introductions by our competitors;

•	our success in selling our service to large enterprises;

•	variations in the revenue mix of editions of our service;

•	technical difficulties or interruptions in our service;

•	expenses related to increasing our data center capacity and expanding our data centers domestically and internationally;

•	changes in foreign currency exchange rates;

•	changes in the effective tax rates;

•	general economic conditions could adversely affect our customers’ ability or willingness to purchase our application service, which could adversely affect our operating results;

•	the timing of additional investments in our on-demand application service and in our consulting service;

•	regulatory compliance costs;

•	the timing of customer payments and payment defaults by customers;

•	costs associated with acquisitions of companies and technologies;

•	extraordinary expenses such as litigation or other dispute-related settlement payments;

•	the impact of new accounting pronouncements;

•	the adverse financial statement impact of having to expense stock options; and

•	the timing of payroll and social tax expense which is triggered when employees in foreign jurisdictions exercise their vested stock options.

Many of these factors are not within our control, and the occurrence of one or more of them might cause our operating results to vary widely. As such, we believe that quarter-to-quarter comparisons of our revenues and operating results may not be meaningful and should not be relied upon as an indication of future performance.

Because we recognize revenue from subscriptions for our service over the term of the subscription, downturns or upturns in sales may not be immediately reflected in our operating results.

We generally recognize revenue from customers ratably over the terms of their subscription agreements, which are typically 12 to 24 months, although terms can range from one to 60 months. As a result, most of the revenue we report in each quarter results from the recognition of deferred revenue relating to subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter will not necessarily be fully reflected in the revenue in that quarter but will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect the changes in revenues. Accordingly, the effect of significant downturns in sales and market acceptance of our service may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

If we experience significant fluctuations in our rate of growth and fail to balance our expenses with our revenue forecasts, our results could be harmed and our stock price may decline without advance notice.

Due to our evolving business model and the unpredictability of our emerging industry, we may not be able to accurately forecast our rate of growth. We base our current and future expense levels and our investment plans on estimates of future revenue and future rate of growth. We may not be able to adjust our spending quickly enough if the rate of new or renewed subscriptions falls short of our expectations.

As a result, we expect that our operating results may fluctuate significantly on a quarterly basis. Our recent revenue growth rates may not be sustainable and may decline in the future. We believe that period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance.

The market for our technology delivery model and on-demand application services is immature and volatile, and if it develops more slowly than we expect, our business could be harmed.

The market for on-demand application services is not as mature as the market for packaged enterprise software, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of enterprises, large and small, to increase their use of on-demand application services in general, and for CRM in particular. Many enterprises have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to an on-demand application service. Furthermore, some enterprises may be reluctant or unwilling to use on-demand application services because they have concerns regarding the risks associated with security capabilities, among other things, of the technology delivery model associated with these services. If enterprises do not perceive the benefits of on-demand application services, then the market for these services may not develop at all, or it may develop more slowly than we expect, either of which would significantly adversely affect our operating results. In addition, as a new company in this unproven market, we have limited insight into trends that may develop and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business.

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

We cannot accurately predict customer subscription renewal rates and the impact these renewal rates will have on our future revenue or operating results.

Our customers have no obligation to renew their subscriptions for our service after the expiration of their initial subscription period, which is typically 12 to 24 months, and in fact, some customers have elected not to renew. In addition, our customers may renew for fewer subscriptions or renew for shorter contract lengths. We cannot accurately predict customer renewal rates, particularly for our enterprise customers who purchase a large number of subscriptions under multi-year contracts. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their dissatisfaction with our service and their ability to continue their operations and spending levels. If our customers do not renew their subscriptions for our service, our revenue will decline and our business will suffer.

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

We continue to experience a period of increasing headcount and growth in our operations to support a growing customer base, which has placed, and will continue to place, to the extent that we are able to sustain such growth, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate that further growth will be required to address increases in our customer base, further development of our service, as well as our expansion into new geographic areas.

Our success will depend in part upon the ability of our senior management to manage this growth effectively. To do so, we must continue to hire, train and manage new employees as needed. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. The additional headcount and capital investments we are making will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our growth, we will be unable to execute our business plan.

As more of our sales efforts are targeted at larger enterprise customers, our sales cycle may become more time-consuming and expensive, we may encounter pricing pressure and implementation challenges, and we may have to delay revenue recognition for some complex transactions, all of which could harm our business and operating results.

As we target more of our sales efforts at larger enterprise customers, we will face greater costs, longer sales cycles and less predictability in completing some of our sales. In this market segment, the customer’s decision to use our service may be an enterprise-wide decision and, if so, these types of sales would require us to provide greater levels of education regarding the use and benefits of our service, as well as education regarding privacy and data protection laws and regulations to prospective customers with international operations. In addition, larger customers may demand more customization, integration services and features. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to individual customers, driving up costs and time required to complete sales and diverting sales and professional services resources to a smaller number of larger transactions, while potentially requiring us to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met.

Periodic restructurings of our sales organization can be disruptive and may negatively impact our revenues.

We periodically restructure or make other adjustments to our sales organization in response to market opportunities, competitive threats, management changes, product introductions or enhancements, sales performance, increases in sales headcount and other internal and external considerations. In the past, these restructurings sometimes resulted in a temporary lack of focus and reduced productivity; these effects could recur in connection with any future sales restructurings we might undertake and our rate of revenue growth could be negatively affected.

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

If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expense. Any of our trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. While we have two U.S. patents and many other U.S. patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications. In addition, our existing patents and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our service is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

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

If we fail to develop our brands cost-effectively, our business may suffer.

We believe that developing and maintaining awareness of the salesforce.com brand and our other brands in a cost-effective manner is critical to achieving widespread acceptance of our existing and future services and is an important element in attracting new customers. Furthermore, we believe that the importance of brand recognition will increase as competition in our market develops. Successful promotion of our brands will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable secure and useful services at competitive prices. In the past, our efforts to build our brands have involved significant expense. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brands. If we fail to successfully promote and maintain our brands, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.

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

Our business could be adversely affected if our customers are not satisfied with implementation and customization services provided by us or our partners.

Our business depends on our ability to satisfy our customers, both with respect to our CRM service and platform and the professional services that customize our CRM service and platform to meet our customers’ business needs. Professional services may be performed by our own staff, or by a third party or a combination of the two. Our strategy is to work with third parties to increase the breadth of capability and depth of capacity for delivery of these services to our customers. If a customer is not satisfied with the quality of work performed by us or a third party or with the type of services or solutions delivered, then we could incur additional costs to address the situation, the profitability of that work might be impaired, and the customer’s dissatisfaction with our services could damage our ability to obtain additional work from that customer. In addition, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.

Sales to customers outside the United States expose us to risks inherent in international sales.

Because we sell our service throughout the world, we are subject to risks and challenges that we would otherwise not face if we conducted our business only in the United States. For example, sales in Europe and Asia Pacific together have historically represented over 20 percent of our total revenues, and we intend to continue to expand our international sales efforts. The risks and challenges associated with sales to customers outside the United States include:

•	localization of our service, including translation into foreign languages and associated expenses;

•	laws and business practices favoring local competitors;

•	compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

•	regional data privacy laws that apply to the transmission of our customers’ data across international borders;

•	foreign currency fluctuations;

•	different pricing environments;

•	difficulties in staffing and managing foreign operations;

•	different or lesser protection of our intellectual property;

•	longer accounts receivable payment cycles and other collection difficulties; and

•	regional economic and political conditions.

Any of these factors could negatively impact our business and results of operations.

Additionally, some of our international subscription fees are currently paid in local currency. As a result, fluctuations in the value of the U.S. dollar and foreign currencies may make our service more expensive for international customers, which could harm our business.

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

For example, in the United States regulations such as the Gramm-Leach-Bliley Act, which protects and restricts the use of consumer credit and financial information, and the Health Insurance Portability and Accountability Act of 1996, which regulates the use and disclosure of personal health information, impose significant requirements and obligations on businesses that may affect the use and adoption of our service.

The European Union has also adopted a data privacy directive that requires member states to impose restrictions on the collection and use of personal data that, in some respects, are far more stringent, and impose more significant burdens on subject businesses, than current privacy standards in the United States. All of these domestic and international legislative and regulatory initiatives may adversely affect our customers’ ability to collect and/or use demographic and personal information from their customers, which could reduce demand for our service. Many if not most other jurisdictions, including Asia countries, have similar stringent privacy laws and regulations.

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

Our business is subject to changing regulations regarding corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the Securities and Exchange Commission, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded. Our efforts to comply with new and changing regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

We are required to comply on an on-going basis with the Sarbanes-Oxley Act, or SOX, requirements involving the assessment of our internal controls over financial reporting. Our efforts to comply with the SOX requirements have required, and will continue to require the commitment of significant financial and personnel resources.

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

Our success depends substantially upon the continued services of our executive officers and other key members of management. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. Such changes in our executive management team may be disruptive to our business.

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

To continue to execute on our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software and Internet-related services and senior sales executives. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, job candidates and existing employees often consider the value of the stock awards they are to receive in connection with their employment. Volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain key employees. Furthermore, the cost to expense stock options may discourage us from granting the size or type of stock awards that job candidates require to join our company. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

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

As part of our business strategy, we may acquire, enter into joint ventures with or make investments in complementary companies, services and technologies in the future. Acquisitions and investments involve numerous risks, including:

•	difficulties in integrating operations, technologies, services and personnel;

•	diversion of financial and managerial resources from existing operations;

•	risk of entering new markets in which we have little or no experience;

•	potential write-offs of acquired assets or investments;

•	potential loss of key employees;

•	inability to generate sufficient revenue to offset acquisition or investment costs;

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

The Internal Revenue Service initiated an examination of the Company’s federal income tax return for fiscal 2006. This audit may be completed within the next 12 months. While it is difficult to predict the final outcome of any particular uncertain tax position, management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next 12 months.

Risks Related to Ownership of Our Common Stock

The trading price of our common stock is likely to be volatile and could subject us to litigation.

The trading prices of the securities of technology companies have been highly volatile. Accordingly, the trading price of our common stock has been and is likely to continue to be subject to wide fluctuations. For example, during the three months ended January 31, 2008, the trading price of our common stock has ranged from a closing price of $48.53 to $64.99 per share. Factors affecting the trading price of our common stock include:

•	variations in our operating results and cash flows from operating activities and how those results compare to analyst expectations;

•	forward looking guidance to industry and financial analysts related to future revenue and earnings per share;

•	the net increases in the number of customers and paying subscriptions, either independently or as compared with published expectations of industry, financial or other analysts that cover our company;

•	changes in the estimates of our operating results or changes in recommendations by securities analysts that elect to follow our common stock;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	announcements by us or by our competitors of mergers or other strategic acquisitions, or rumors of such transactions involving us or our competitors;

•	announcements of customer additions and customer cancellations or delays in customer purchases;

•	recruitment or departure of key personnel;

•	disruptions in our service due to computer hardware, software or network problems;

•	market conditions in our industry, the industries of our customers and the economy as a whole; and

•	trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding common stock.

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

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. If one or more of the analysts who do cover us downgrade our stock or lower their future stock price targets or estimates of our operating results, our stock price could decline rapidly. Furthermore, if one or more of these analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

Our executive officers, directors, and several stockholders and their affiliated entities together beneficially own a majority of our outstanding common stock.

As a result, these stockholders, if they act together or in a block, could have significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Our amended and restated certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions among other things:

•	establish a classified board of directors so that not all members of our board are elected at one time;

•	permit the board of directors to establish the number of directors;

•	provide that directors may only be removed “for cause” and only with the approval of 66 2/3 percent of our stockholders;

•	require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and bylaws;

•	authorize the issuance of “blank check” preferred stock that our board could use to implement stockholder rights (also known as a “poison pill”);

•	eliminate the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on merger, business combinations and other transactions between us and holders of 15 percent or more of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our executive offices and principal office for domestic marketing, sales, professional services and development occupy approximately 290,000 square feet in San Francisco, California under leases that expire at various times through November 2017. We also lease space in various locations throughout the United States for local sales and professional services personnel. Our foreign subsidiaries lease office space for their operations including local sales and professional services personnel.

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

On May 31, 2007, a complaint was filed in the United States District Court for the Eastern District of Texas titled Triton IP, LLC v. salesforce.com, inc., alleging infringement of a patent held by Triton IP, LLP. In

February 2008, in exchange for a cash payment made by us, the lawsuit was settled. The settlement amount, which was accrued as of January 31, 2008, decreased fiscal 2008 diluted earnings per share by approximately $0.02.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information as of January 31, 2008 regarding our executive officers (in alphabetical order):

Name	Age	Position
Marc Benioff	43	Chairman of the Board of Directors and Chief Executive Officer
Steve Cakebread	56	Chief Financial Officer
Parker Harris	41	Executive Vice President, Technology
George Hu	33	Executive Vice President Marketing, Applications, and Education
Kenneth Juster	53	Executive Vice President, Law, Policy and Corporate Strategy
David Schellhase	44	Senior Vice President and General Counsel
Graham Smith	48	Executive Vice President and Chief Financial Officer Designate
Jim Steele	52	Chief Customer Officer and President of International Operations
Polly Sumner	53	President, Platform, Alliances, and Services
Frank van Veenendaal	48	President, Global Corporate Sales and North American Operations

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

Steve Cakebread has served as our Chief Financial Officer since April 2002. From April 1997 to April 2002, Mr. Cakebread served as Senior Vice President and Chief Financial Officer for Autodesk, Inc., a software company. From 1992 to 1997, Mr. Cakebread served as Vice President of Finance for Silicon Graphics, Inc., a computer workstation company. Mr. Cakebread serves as a director of eHealth, Inc. and Solarwinds.net, Inc. Mr. Cakebread received a B.S. from the University of California at Berkeley and an M.B.A. from Indiana University.

Parker Harris co-founded salesforce.com in February 1999 and served in senior technical positions since inception. Since December 2004, Mr. Harris has served as our Executive Vice President, Technology. From October 1996 to February 1999, Mr. Harris was a Vice President at Left Coast Software, a Java consulting firm he co-founded. Mr. Harris received a B.A. from Middlebury College.

George Hu has served as our Executive Vice President, Marketing, Applications, and Education since December 2007. Previously, Mr. Hu served as our Chief Marketing Officer from October 2006 through

December 2007, Senior Vice President and General Manager, Applications from January to October 2006 and as our Vice President, Product Marketing from October 2004 to January 2006. Mr. Hu has also served in various management positions in marketing since joining salesforce.com in March 2002. Mr. Hu received an A.B. from Harvard College and an M.B.A. from Stanford University.

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

Graham Smith joined salesforce.com in December of 2007 as Executive Vice President and Chief Financial Officer Designate. Prior to salesforce.com Mr. Smith was at Advent Software Inc. and served as Treasurer and Chief Financial Officer. In addition to Advent Software he served as Chief Financial Officer of Vitria Technology, Nuance Communications, and at Oracle Corporation in various senior finance roles, most recently as Vice President of Finance for worldwide operations. Mr. Smith holds a B.Sc. from Bristol University in England and is a member of the Institute of Chartered Accountants in England and Wales.

Jim Steele has served as our Chief Customer Officer and President of International Operations since December 2007. Prior to this position, Mr. Steele was President, Worldwide Sales and Distribution from December 2004 to December 2007. Previously, he was our President of Worldwide Operations since joining salesforce.com in October 2002. From February 2001 to September 2002, Mr. Steele served as Executive Vice President, Worldwide Sales and Operations for Ariba, Inc., a software company. From February 1978 to January 2001, Mr. Steele served in a variety of globally focused executive roles at IBM Corporation. Mr. Steele received a B.S. from Bucknell University.

Polly Sumner joined salesforce.com in January 2008 as President, Platform, Alliances, and Services. Prior to joining salesforce.com Ms. Sumner was President, Global Services, for Telcordia’s Consulting and Industry Information Services. Before joining Telcordia, Ms. Sumner was an independent consultant working with Warburg Pincus as an advisor on new and existing investments, board relations, and management team development. She holds a B.A. from Northern Arizona University and an M.S. from American Graduate School of International Management.

Frank van Veenendaal has served as our President, Global Corporate Sales and North American Operations since December 2007. Prior to this position he served as President, Worldwide Corporate Sales and Services from February 2007 to December 2007. Since joining us in 2001, Mr. van Veenendaal has also served in various sales management positions, including Senior Vice President, North America Sales. From 1995 to 2001, Mr. van Veenendaal was Senior Vice President of Sales of Actuate Corporation, a software company. Mr. van Veenendaal received a B.S. from Rensselaer Polytechnic Institute.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock has been quoted on the New York Stock Exchange under the symbol “CRM.”

The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported by the New York Stock Exchange.

	High	Low
Fiscal year ending January 31, 2008
First quarter	$49.88	$41.07
Second quarter	$48.72	$38.86
Third quarter	$57.06	$39.43
Fourth quarter	$64.99	$48.53

Fiscal year ending January 31, 2007
First quarter	$40.10	$32.52
Second quarter	$35.02	$21.85
Third quarter	$41.33	$24.66
Fourth quarter	$44.00	$36.05

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

Stockholders

As of January 31, 2008 there were 159 registered stockholders of record of our common stock, including the Depository Trust Company, which holds shares of salesforce.com common stock on behalf of an indeterminate number of beneficial owners.

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

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and the Nasdaq Computer & Data Processing Index for the period beginning on June 23, 2004 (the date our common stock commenced trading on the New York Stock Exchange) through January 31, 2008, assuming an initial investment of $100. Data for the Standard & Poor’s 500 Index and the Nasdaq Computer & Data Processing Index assume reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Comparison of Cumulative Total Return of salesforce.com, inc.

	6/23/04	7/30/04	10/29/04	1/31/05	4/29/05	7/29/05	10/31/05	1/31/06	4/28/06	7/31/06	10/31/06	1/31/07	4/30/07	7/31/07	10/31/07	1/31/08
salesforce.com	100.00	118.27	184.73	124.55	131.18	214.09	227.18	373.18	318.64	233.64	354.73	398.45	381.82	353.27	512.45	471.91
S&P 500 Index	100.00	96.30	98.79	103.25	101.12	107.88	105.50	111.89	114.56	111.59	120.44	125.71	129.57	127.20	135.43	120.50
Nasdaq Computer & Data Processing Index	100.00	92.12	95.37	100.45	93.77	104.81	103.22	111.93	107.94	96.79	112.92	116.62	119.21	123.85	146.85	117.84

Recent Sales of Unregistered Securities

None

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operation, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for fiscal 2008, 2007 and 2006, and the selected consolidated balance sheet data as of January 31, 2008 and 2007 are derived from, and are qualified by reference to, the audited consolidated financial statements and are included in this Form 10-K. The consolidated statement of operations data for fiscal 2005 and 2004 and the consolidated balance sheet data as of January 31, 2006, 2005 and 2004 are derived from audited consolidated financial statements which are not included in this Form 10-K.

(in thousands, except per share data)	Fiscal Year Ended January 31,
	2008	2007	2006	2005	2004
Consolidated Statement of Operations:
Revenues:
Subscription and support	$680,581	$451,660	$280,639	$157,977	$85,796
Professional services and other	68,119	45,438	29,218	18,398	10,227

Total revenues	748,700	497,098	309,857	176,375	96,023
Cost of revenues (1):
Subscription and support	91,268	61,457	34,457	12,727	7,782
Professional services and other	80,323	57,433	34,669	20,727	9,491

Total cost of revenues	171,591	118,890	69,126	33,454	17,273
Gross profit	577,109	378,208	240,731	142,921	78,750
Operating expenses (1):
Research and development	63,812	44,614	23,330	9,822	6,962
Marketing and sales	376,480	252,935	149,598	96,311	54,600
General and administrative	116,508	84,257	47,986	30,268	16,915
Lease recovery	—	—	(285)	—	(3,445)

Total operating expenses	556,800	381,806	220,629	136,401	75,032
Income (loss) from operations	20,309	(3,598)	20,102	6,520	3,718
Interest income	24,539	14,977	7,726	2,658	379
Interest expense	(46)	(193)	(69)	(37)	(22)
Gain on sale of investment	1,272	—	—	—	—
Other income	139	1,310	439	12	164

Income before (provision) benefit for income taxes and minority interest	46,213	12,496	28,198	9,153	4,239
(Provision) benefit for income taxes	(23,385)	(9,795)	1,310	(1,217)	(541)

Income before minority interest	22,828	2,701	29,508	7,936	3,698
Minority interest in consolidated joint venture	(4,472)	(2,220)	(1,034)	(590)	(184)

Net income (2)	$18,356	$481	$28,474	$7,346	$3,514

Net income per share:
Basic	$0.16	$0.00	$0.27	$0.10	$0.12
Diluted	0.15	0.00	0.24	0.07	0.04
Weighted-average shares used in computing per share amounts:
Basic	116,840	112,386	107,274	75,503	29,605
Diluted	122,422	120,154	118,737	110,874	95,409

(1)	Cost of revenues and operating expenses include stock-based expenses, consisting of:

	Fiscal Year Ended January 31,
	2008	2007	2006	2005	2004
Cost of revenues	$7,926	$5,522	$575	$634	$655
Research and development	6,336	4,523	332	282	462
Marketing and sales	25,423	18,392	1,325	1,296	2,029
General and administrative	15,522	10,768	1,216	1,402	1,213

Total stock-based expenses	$55,207	$39,205	$3,448	$3,614	$4,359

Effective February 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, using the modified prospective transition method and therefore has not restated results for prior periods.

(2)	Net income during fiscal 2006 included a $6.8 million income tax benefit which was recorded during the third quarter.

	As of January 31,
	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities (3)	$669,800	$412,512	$296,792	$205,938	$35,812
Working capital	134,894	45,905	68,592	47,044	4,140
Total assets	1,089,593	664,832	434,749	280,499	87,511
Long-term obligations excluding deferred revenue	10,601	1,408	1,339	2,317	1,830
Convertible preferred stock	—	—	—	—	61,137
Accumulated deficit	(17,586)	(35,633)	(36,114)	(64,588)	(71,934)
Total stockholders’ (deficit) equity	452,059	281,791	196,371	145,131	(46,237)

(3)	Cash, cash equivalents and marketable securities includes net proceeds of $113.8 million from our sale of 11,500,000 shares of common stock in June 2004 from our initial public offering.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Overview

We are the leading provider, based on revenues and market share, of software on demand, according to a July 2007 report by IDC. We provide a comprehensive CRM service to businesses of all sizes and industries worldwide.

We were founded in February 1999 and began offering our on-demand CRM application service in February 2000.

In order to increase our revenues and take advantage of our market opportunity, we will need to, among other things, continue to add substantial numbers of paying subscriptions and upgrade our customers to more fully featured versions such as our Unlimited Edition. We plan to invest for future growth by expanding our data center capacity both domestically and internationally; hiring additional personnel, particularly in customer-related areas; expanding our domestic and international selling and marketing activities; increasing our research and development activities to upgrade and extend our service offerings and to develop new services and technologies; expanding the number of locations around the world where we conduct business; adding to our infrastructure to support our growth; and expanding our operational systems to manage a growing business. Additionally, in our effort to further strengthen and extend our service offering, we may in the future acquire or make investments in complementary companies, services and technologies.

We expect marketing and sales costs, which were 50 percent of our total revenues for fiscal 2008 and 51 percent for the same period a year ago, to continue to represent a substantial portion of total revenues in the future as we seek to add and manage more paying subscribers, build brand awareness and increase the number of marketing events that we sponsor.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2008, for example, refer to the fiscal year ended January 31, 2008.

Sources of Revenues

We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our on-demand application service, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) related professional services and other revenues. Other revenues consist primarily of training fees. Subscription and support revenues accounted for approximately 91 percent of our total revenues during fiscal 2008. Subscription revenues are driven primarily by the number of paying subscribers of our service and the subscription price of our service. None of our customers accounted for more than 5 percent of our revenues during fiscal 2008, 2007 and 2006.

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

We recognize revenue in accordance with the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” or SAB 104, and Emerging Issues Task Force, or EITF, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21. In determining whether professional services can be accounted for separately from subscription and support revenues, we consider a number of factors, which are described in “Critical Accounting Policies and estimates—Revenue Recognition” below. As we introduce new service offerings such as Unlimited Edition, Partner Edition and Salesforce Sandbox, we may not be able to establish objective and reliable evidence of fair value for these elements of our sales arrangements. As a result, when the professional services are sold together with subscription services that do not have objective and reliable evidence of fair value, the professional services fees cannot be accounted for separately, and the entire arrangement is accounted for as a single unit of accounting. In such situations, we recognize the entire arrangement fee ratably over the term of the subscription contract. Approximately 8 percent and 5 percent of our total deferred revenue as of January 31, 2008 and 2007 respectively, related to deferred professional services revenue.

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of subscription and support revenues primarily consists of expenses related to hosting our service and providing support, the costs of additional data center capacity, depreciation or operating lease expense associated with computer equipment, costs associated with website development activities, allocated overhead and amortization expense associated with capitalized software related to our application service. We allocate overhead such as rent and occupancy charges based on headcount. Employee benefit costs and taxes are allocated based upon a percentage of total compensation expense. As such, general overhead expenses are reflected in each cost of revenue and operating expense category. Cost of professional services and other revenues consists primarily of employee-related costs associated with these services, including stock-based expenses, the cost of subcontractors and allocated overhead. The cost associated with providing professional services is significantly higher as a percentage of revenue than for our on-demand subscription service due to the labor costs associated with providing professional services.

We intend to continue to invest additional resources in our on-demand application service and in our consulting services. The timing of these additional expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in a particular quarterly period. For example, we have obtained additional data center capacity on the west and east coasts of the United States and we intend to open a data center in Asia in fiscal 2009. We expect the annual cost of these resources to be significant.

Research and Development. Research and development expenses consist primarily of salaries and related expenses, including stock-based expenses, the costs of our development and test data center and allocated overhead. We continue to focus our research and development efforts on increasing the functionality and enhancing the ease of use of our on-demand application service. Our proprietary, scalable and secure multi-tenant architecture enables us to provide all of our customers with a service based on a single version of our application. As a result, we do not have to maintain multiple versions, which enables us to have relatively low research and development expenses as compared to traditional enterprise software companies. We expect that in the future, research and development expenses will increase in absolute dollars as we upgrade and extend our service offerings and develop new technologies.

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

General and Administrative. General and administrative expenses consist of salaries and related expenses, including stock-based expenses, for finance and accounting, human resources and management information systems personnel, legal costs, professional fees, other corporate expenses and allocated overhead. We expect that in the future, general and administrative expenses will increase in absolute dollars as we add personnel and incur additional professional fees and insurance costs related to the growth of our business and international expansion.

Stock-Based Expenses. Our cost of revenues and operating expenses include stock-based expenses related to option and stock awards to employees and non-employee directors. We account for stock-based expenses pursuant to the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R which we adopted on February 1, 2006. SFAS 123R requires that share-based payments, including grants of employee stock options be recognized as an expense in the statement of operations based on their fair values and vesting periods. These charges are significant and we expect them to increase in absolute dollars in the future.

Joint Venture

In December 2000, we established a Japanese joint venture, Kabushiki Kaisha salesforce.com, with SunBridge, Inc., a Japanese corporation, to assist us with our sales efforts in Japan. As of January 31, 2008, we owned a 65 percent interest in the joint venture. Because of this majority interest, we consolidate the venture’s financial results, which are reflected in each revenue, cost of revenues and expense category in our consolidated statement of operations. We then record minority interest, which reflects the minority investors’ interest in the venture’s results, exclusive of intercompany charges. Through January 31, 2008, the operating performance and liquidity requirements of the Japanese joint venture has not been significant. While we plan to expand our selling and marketing activities in Japan in order to add new customers, we believe the future operating performance and liquidity requirements of the Japanese joint venture will not be significant.

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

Revenue Recognition. We recognize revenue in accordance with the provisions of SAB 104 and EITF 00-21.

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations we defer the direct costs of the consulting arrangement and amortize those costs over the same time period as the consulting revenue is recognized. The deferred cost on our consolidated balance sheet totaled $13,922,000 at January 31, 2008 and $5,232,000 at January 31, 2007. Such amounts are included in prepaid expenses and other current assets and other assets.

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

During fiscal 2008, we deferred $62.7 million of commission expenditures and we amortized $42.2 million to sales expense. During the same period a year ago, we deferred $37.9 million of commission expenditures and we amortized $23.4 million to sales expense. Deferred commissions on our consolidated balance sheet totaled $52.1 million at January 31, 2008 and $31.6 million at January 31, 2007.

Accounting for Stock-Based Awards. We account for share-based compensation under SFAS 123R. We recognize the fair value of our stock awards on a straight-line basis over the requisite service period of the award, which is the vesting term of four years.

We recognized stock-based expense of $55.2 million, or 7 percent of revenue, during fiscal 2008. The requirement to expense stock-based awards will continue to materially reduce our reported results of operations. As of January 31, 2008, we had an aggregate of $220.5 million of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. We currently expect this stock compensation balance to be amortized as follows: $81.1 million during fiscal 2009; $69.8 million during fiscal 2010; $48.1 million during fiscal 2011 and $21.5 million during fiscal 2012. These amounts reflect only outstanding stock awards as of January 31, 2008 and assumes no forfeiture activity. We expect to continue to issue share-based awards to our employees in future periods.

We grant stock options and restricted stock units to employees throughout the world. In certain foreign jurisdictions, we are obligated for the payroll or social tax costs when employees exercise their vested awards. Pursuant to SFAS 123R, we recognize as an operating expense the payroll and social tax costs at the time of the exercise. As of January 31, 2008, we would incur as an operating expense in excess of $5.0 million for these taxes if all vested awards outstanding by employees in these foreign jurisdictions were exercised. This amount is based on the number of vested awards held and the market price of our common stock as of January 31, 2008. The timing of when employees in these foreign jurisdictions exercise their vested awards could materially affect our future results of operations in a particular period.

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

As of January 31, 2008, there were 1,717,290 restricted stock units outstanding. We plan to continue awarding restricted stock units to our employees in the future. The restricted stock units, which upon vesting entitles the holder to one share of common stock for each restricted stock unit, have an exercise price of $0.001 per share, which is equal to the par value of our common stock, and vest over 4 years. The fair value of the restricted stock units is based on our closing stock price on the date of grant, and compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period.

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

Results of Operations

The following tables set forth selected data for each of the periods indicated (in thousands).

	Fiscal Year Ended January 31,
	2008	2007	2006
Revenues:
Subscription and support	$680,581	$451,660	$280,639
Professional services and other	68,119	45,438	29,218

Total revenues	748,700	497,098	309,857

Cost of revenues:
Subscription and support	91,268	61,457	34,457
Professional services and other	80,323	57,433	34,669

Total cost of revenues	171,591	118,890	69,126

Gross profit	577,109	378,208	240,731
Operating expenses:
Research and development	63,812	44,614	23,330
Marketing and sales	376,480	252,935	149,598
General and administrative	116,508	84,257	47,701

Total operating expenses	556,800	381,806	220,629
Income (loss) from operations	20,309	(3,598)	20,102
Interest income	24,539	14,977	7,726
Interest expense	(46)	(193)	(69)
Gain on sale of investment	1,272	—	—
Other income	139	1,310	439

Income before (provision) benefit for income taxes and minority interest	46,213	12,496	28,198
(Provision) benefit for income taxes	(23,385)	(9,795)	1,310

Income before minority interest	22,828	2,701	29,508
Minority interest in consolidated joint venture	(4,472)	(2,220)	(1,034)

Net income	$18,356	$481	$28,474

In addition to the statement of operations data above:
Cash flow provided by operating activities	$204,275	$111,224	$95,893

	As of January 31,
	2008	2007
Balance sheet data:
Cash, cash equivalents and marketable securities	$669,800	$412,512
Deferred revenue, current and noncurrent	480,894	284,063

	Fiscal Year Ended January 31,
	2008	2007	2006
Revenues by geography:
Americas	$557,976	$387,570	$247,009
Europe	127,010	75,026	43,577
Asia Pacific	63,714	34,502	19,271

	$748,700	$497,098	$309,857

Cost of revenues and operating expenses include the following amounts related to stock-based awards.

	Fiscal Year Ended January 31,
	2008	2007	2006
	(in thousands)
Stock-based expenses:
Cost of revenues	$7,926	$5,522	$575
Research and development	6,336	4,523	332
Marketing and sales	25,423	18,392	1,325
General and administrative	15,522	10,768	1,216

	$55,207	$39,205	$3,448

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

	Fiscal Year Ended January 31,
	2008	2007	2006
Revenues:
Subscription and support	91%	91%	91%
Professional services and other	9	9	9

Total revenues	100	100	100

Cost of revenues:
Subscription and support	12	12	11
Professional services and other	11	12	11

Total cost of revenues	23	24	22

Gross profit	77	76	78
Operating expenses:
Research and development	8	9	8
Marketing and sales	50	51	48
General and administrative	16	17	16

Total operating expenses	74	77	72

Income (loss) from operations	3	(1)	6
Interest income	3	4	3
Interest expense	—	—	—
Gain on sale of investment	—	—	—
Other income	—	—	—

Income before (provision) benefit for income taxes and minority interest	6	3	9
(Provision) benefit for income taxes	(3)	(2)	1

Income before minority interest	3	1	10
Minority interest in consolidated joint venture	(1)	(1)	(1)

Net income	2%	—%	9%

	Fiscal Year Ended January 31,
	2008	2007	2006
Revenues by geography:
Americas	75%	78%	80%
Europe	17	15	14
Asia Pacific	8	7	6

	100%	100%	100%

	Fiscal Year Ended January 31,
	2008	2007	2006
Stock-based expenses:
Cost of revenues	1%	1%	—%
Research and development	1	1	—
Marketing and sales	3	4	1
General and administrative	2	2	—

	7%	8%	1%

Overview of Fiscal Year Ended January 31, 2008

During fiscal 2008, our net income was $18.4 million, which included $55.2 million of stock-based expenses, or 7 percent of total revenue. Net income during the same period a year ago was $481,000, which included $39.2 million of stock-based expenses, or 8 percent of total revenue.

Revenues during fiscal 2008 were $748.7 million, an increase of 51 percent over the same period a year ago. The total number of paying subscriptions increased to approximately 1.1 million as of January 31, 2008 from approximately 646,000 as of January 31, 2007.

Our gross profit during fiscal 2008 was $577.1 million, or 77 percent of revenues, and included stock-based expenses of $7.9 million. Our operating income was $20.3 million and included stock-based expenses of $55.2 million. During the same period a year ago, we generated a gross profit of $378.2 million, or 76 percent of revenues, and had an operating loss of $3.6 million. The operating loss for fiscal 2007 included $39.2 million of stock-based expense.

During fiscal 2008, we re-invested our revenue growth in an effort to expand our business. Additionally, we added sales personnel to focus on adding new customers and increasing the sale of subscriptions to existing customers, professional services personnel to support our consulting services, developers to broaden and enhance our on-demand service and we invested in our infrastructure to meet the demands of an expanding business.

During fiscal 2008, we generated $204.3 million of cash from operating activities, as compared to $111.2 million during the same period a year ago. At January 31, 2008, we had cash, cash equivalents and marketable securities of $669.8 million, as compared to $412.5 million at January 31, 2007, accounts receivable of $220.1 million at January 31, 2008, as compared to $128.7 million at January 31, 2007, and deferred revenue, current and noncurrent of $480.9 million at January 31, 2008, as compared to $284.1 million at January 31, 2007.

Fiscal Years Ended January 31, 2008 and 2007

Revenues. Total revenues were $748.7 million for fiscal 2008, compared to $497.1 million during the same period a year ago, an increase of $251.6 million, or 51 percent. Subscription and support revenues were $680.6 million, or 91 percent of total revenues, for fiscal 2008, compared to $451.7 million, or 91 percent of total revenues, during the same period a year ago. The increase in subscription and support revenues was due primarily to the increase in the number of paying subscriptions to approximately 1.1 million as of January 31, 2008 from approximately 646,000 as of January 31, 2007. Professional services and other revenues were $68.1 million, or 9 percent of total revenues, for fiscal 2008, compared to $45.4 million, or 9 percent of total revenues, for the same period a year ago. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of paying subscriptions and customers.

Revenues in Europe and Asia Pacific accounted for $190.7 million, or 25 percent of total revenues, for fiscal 2008, compared to $109.5 million, or 22 percent of total revenues, during the same period a year ago, an increase of $81.2 million, or 74 percent. The increase in revenues outside of the Americas was the result of our efforts to expand internationally. As part of our overall growth, we expect the percentage of our revenue generated in Europe and Asia Pacific to continue to increase as a larger percentage of our total revenues world wide.

Cost of Revenues. Cost of revenues was $171.6 million, or 23 percent of total revenues, during fiscal 2008, compared to $118.9 million, or 24 percent of total revenues, during the same period a year ago, an increase of $52.7 million. The increase in absolute dollars was primarily due to an increase of $16.6 million in employee-related costs, an increase of $2.4 million in stock-based expenses, an increase of $14.0 million in service delivery costs, primarily due to our efforts in increasing data center capacity, an increase of $4.3 million in depreciation and amortization expenses, an increase of $10.2 million in outside subcontractor and other service costs and an increase of $4.7 million in allocated overhead. The cost of the additional professional services headcount resulted in the cost of professional services and other revenues to be in excess of the related revenue during fiscal 2008 by $12.2 million. We increased the professional services headcount in order to meet the current and anticipated demand for our consulting and training services as our subscriber base has expanded to include more large businesses and as we have expanded internationally.

As described above, we intend to continue to invest additional resources in our on-demand application service and in our capacity to deliver professional services. The timing of these additional expenses, as well as the costs related to our new data center in Asia, will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues.

We expect the cost of professional services and other revenue to continue to be in excess of the related revenue during fiscal 2009. We plan to make this investment since our professional services are designed to facilitate the adoption of our on-demand application service. Additionally, as more professional service arrangements are accounted for as a single unit of accounting with the related subscription service and recognized ratably over the term of the subscription contract, our costs of professional services will exceed the related revenue recognized.

Research and Development. Research and development expenses were $63.8 million, or 8 percent of total revenues, during fiscal 2008, compared to $44.6 million, or 9 percent of total revenues, during the same period a year ago, an increase of $19.2 million. The increase in absolute dollars was due to an increase of $15.0 million in employee-related costs, an increase of $1.8 million in stock-based expenses, and an increase of $2.4 million in allocated overhead. We increased our research and development headcount by 32 percent since January 31, 2007 in order to upgrade and extend our service offerings and develop new technologies.

Marketing and Sales. Marketing and sales expenses were $376.5 million, or 50 percent of total revenues, during fiscal 2008, compared to $252.9 million, or 51 percent of total revenues, during the same period a year ago, an increase of $123.6 million. The increase in absolute dollars was primarily due to increases of $85.9 million in employee-related costs, $7.0 million in stock-based expenses, $10.8 million in advertising costs, $2.2 million in marketing and event costs, $1.7 million in partner referral fees and $13.9 million in allocated overhead. Our marketing and sales headcount increased by 27 percent since January 31, 2007 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative. General and administrative expenses were $116.5 million, or 16 percent of total revenues, during fiscal 2008, compared to $84.3 million, or 17 percent of total revenues, during the same period a year ago, an increase of $32.2 million. The increase was primarily due to increases in employee-related costs, stock-based expenses, infrastructure-related costs, professional and outside service costs and a legal settlement. Our general and administrative headcount increased by 33 percent since January 31, 2007 as we added personnel to support our growth.

Operating Income (Loss). Operating income during fiscal 2008 was $20.3 million and included $55.2 million of stock-based expenses related to SFAS 123R. During the same period a year ago, operating loss was $3.6 million and included $39.2 million of stock-based expenses.

Interest Income. Interest income consists of investment income on cash and marketable securities balances. Interest income was $24.5 million during fiscal 2008 and was $15.0 million during the same period a year ago. The increase was primarily due to increased marketable securities balances resulting from the cash generated by operating activities and the proceeds from stock option exercises.

Gain on Sale of Investment. Gain on sale of investment consists of the gain we recorded when we sold our shares in a privately held professional service corporation. The gain was $1.3 million for the fiscal 2008,

Provision for Income Taxes. We recorded a provision for income taxes of $23.4 million during fiscal 2008, compared to a provision for income taxes of $9.8 million during the same period a year ago.

Our effective tax rate decreased to 51 percent for fiscal 2008 compared to 78 percent for the same period a year ago.

The fiscal 2008 provision as a percentage of income before provision for income taxes and minority interest was significantly lower than for the same period a year ago primarily due to a reduced proportion of foreign losses for which no tax benefit can be realized. The total income tax benefit recognized in the accompanying consolidated statement of operations related to SFAS 123R was $18.5 million for the current fiscal year. See Note 7 “Income Taxes” to the Notes to the Consolidated Financial Statements for our reconciliation of income taxes at the statutory federal rate to the provision for income taxes.

Fiscal Years Ended January 31, 2007 and 2006

Revenues. Total revenues were $497.1 million for fiscal 2007, compared to $309.9 million during the same period a year ago, an increase of $187.2 million, or 60 percent. Subscription and support revenues were $451.7 million, or 91 percent of total revenues, for fiscal 2007, compared to $280.7 million, or 91 percent of total revenues, during the same period a year ago. The increase in subscription and support revenues was due primarily to the increase in the number of paying subscriptions to approximately 646,000 as of January 31, 2007 from approximately 393,000 as of January 31, 2006. Professional services and other revenues were $45.4 million, or 9 percent of total revenues, for fiscal 2007, compared to $29.2 million, or 9 percent of total revenues, for the same period a year ago. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of paying subscriptions and customers.

Revenues in Europe and Asia Pacific accounted for $109.5 million, or 22 percent of total revenues, for fiscal 2007, compared to $62.8 million, or 20 percent of total revenues, during the same period a year ago, an increase of $46.7 million, or 74 percent. The increase in revenues outside of the Americas was the result of our efforts to expand internationally.

Cost of Revenues. Cost of revenues was $118.9 million, or 24 percent of total revenues, during fiscal 2007, compared to $69.1 million, or 22 percent of total revenues, during the same period a year ago, an increase of

$49.8 million. The increase in absolute dollars was primarily due to an increase of $17.0 million in employee- related costs, primarily all of which was due to the 59 percent increase in the headcount of our professional services organization since January 31, 2006, an increase of $4.9 million in stock-based expenses, an increase of $15.6 million in service delivery costs, primarily due to our efforts in adding data center capacity, an increase of $3.9 million in depreciation and amortization expenses, an increase of $5.4 million in outside subcontractor and other service costs and an increase of $2.1 million in allocated overhead. The cost of the additional professional services headcount resulted in the cost of professional services and other revenues to be in excess of the related revenue during fiscal 2007 by $12.0 million. We increased the professional services headcount in order to meet the current and anticipated demand for our consulting and training services as our subscriber base expanded and includes more large businesses and as we have expanded internationally.

Research and Development. Research and development expenses were $44.6 million, or 9 percent of total revenues, during fiscal 2007, compared to $23.3 million, or 8 percent of total revenues, during the same period a year ago, an increase of $21.3 million. The increase in absolute dollars was due to an increase of $12.0 million in employee-related costs, an increase of $4.2 million in stock-based expenses, an increase of $2.7 million in depreciation expense, equipment and service costs and an increase of $2.4 million in allocated overhead. We increased our research and development headcount by 84 percent since January 31, 2006 in order to upgrade and extend our service offerings and develop new technologies.

Marketing and Sales. Marketing and sales expenses were $252.9 million, or 51 percent of total revenues, during fiscal 2007, compared to $149.6 million, or 48 percent of total revenues, during the same period a year ago, an increase of $103.3 million. The increase in absolute dollars was primarily due to increases of $71.4 million in employee-related costs, $17.1 million in stock-based expenses, $2.9 million in marketing, advertising and event costs, $1.5 million in partner referral fees and $9.2 million in allocated overhead. Our marketing and sales headcount increased by 55 percent since January 31, 2006 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative. General and administrative expenses were $84.3 million, or 17 percent of total revenues, during fiscal 2007, compared to $47.7 million, or 16 percent of total revenues, during the same period a year ago, an increase of $36.6 million. The increase was primarily due to increases in employee-related costs, stock-based expenses, infrastructure-related costs and professional and outside service costs. Our general and administrative headcount increased by 62 percent since January 31, 2006 as we added personnel to support our growth.

Operating Income (Loss). Operating loss during fiscal 2007 was $3.6 million and included $39.2 million of stock-based expenses related to SFAS 123R. During the same period a year ago, operating income was $20.1 million and included $3.4 million of stock-based expenses. The increase in our revenues was re-invested in an effort to expand our business.

Interest Income. Interest income consists of investment income on cash and marketable securities balances. Interest income was $15.0 million during fiscal 2007 and was $7.7 million during the same period a year ago. The increase was primarily due to increased marketable securities balances resulting from the cash generated by operating activities and increased market interest rates.

(Provision) Benefit for Income Taxes. We recorded a provision for income taxes of $9.8 million during fiscal 2007, compared to a benefit for income taxes of $1.3 million during the same period a year ago. Included in the fiscal 2006 $1.3 million income tax benefit was a $7.2 million reversal of the valuation allowance related to certain of our deferred tax assets. Prior to the third quarter of fiscal 2006, we recorded a full valuation allowance to reserve for the benefit of our deferred tax assets due to the uncertainty surrounding our ability to realize these assets.

The (provision) benefit amounts equated to an effective tax rate of 78 percent for fiscal 2007 and a negative 5 percent for the same period a year ago.

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

Liquidity and Capital Resources

At January 31, 2008, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $669.8 million and accounts receivable of $220.1 million.

Net cash provided by operating activities was $204.3 million during fiscal 2008 and $111.2 million during the same period a year ago. The improvement in cash flow was due primarily to the increased number of paying subscribers to our service. Cash provided by operating activities has historically been affected by sales of subscriptions and support and professional services, changes in working capital accounts, particularly increases in accounts receivable and deferred revenue and the timing of commission and bonus payments, and add-backs of non-cash expense items such as depreciation and amortization and the expense associated with stock-based awards.

Net cash used in investing activities was $102.7 million during fiscal 2008 and $168.6 million during the same period a year ago. The net cash used in investing activities during fiscal 2008 primarily related to the investment of operating cash balances and capital expenditures associated with leasehold improvements, development of internal use software and the purchase of software licenses, computer equipment and furniture and fixtures as we have expanded our infrastructure, number of offices around the world and work force. Additionally, in March 2007, we acquired additional developed technology for $5.3 million in cash.

Net cash provided by financing activities was $92.7 million during fiscal 2008 and $45.0 million during the same period a year ago. Net cash provided by financing activities during fiscal 2008 substantially consisted of $60.9 million of proceeds from the exercise of employee stock options and $32.0 million of excess tax benefits from employee stock plans.

As of January 31, 2008, we have a total of $5.9 million in letters of credit outstanding in favor of our landlords for office space in San Francisco, California, New York City, Singapore, Sweden and Switzerland. To date, no amounts have been drawn against the letters of credit, which renew annually and mature at various dates through December 2015.

We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. Additionally, we currently do not have a bank line of credit.

Our principal commitments consist of obligations under leases for office space and co-location facilities for additional data center capacity and the development and test data center, and computer equipment and furniture and fixtures. We also have long-term liabilities related primarily to lease abandonments. At January 31, 2008, the future non-cancelable minimum payments under these commitments were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Capital lease obligations	$7	$7	$—	$—	$—
Operating lease obligations:
Facilities space	259,754	47,501	79,772	68,549	63,932
Computer equipment and furniture and fixtures	53,475	34,577	18,898	—	—
Contractual commitments	23,972	23,972	—	—	—

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

We adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) on February 1, 2007. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above. For further information, see Note 7 to the notes to consolidated financial statements.

We believe our existing cash, cash equivalents and short-term marketable securities and cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs over the next 12 months.

During fiscal 2009, we may enter into arrangements to acquire or invest in other businesses, services or technologies. While we believe we have sufficient financial resources, we may be required to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal

2010. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for us beginning in the first quarter of fiscal 2009. The adoption of SFAS No. 157 for financial assets and financial liabilities will not have a significant impact on our consolidated financial statements. However, the resulting fair values calculated under SFAS No. 157 after adoption may be different from the fair values that would have been calculated under previous guidance. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities beginning in the first quarter of 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our consolidated results of operations and financial condition.

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

Interest rate sensitivity

We had cash, cash equivalents and marketable securities totaling $669.8 million at January 31, 2008. These amounts were invested primarily in money market funds and instruments, corporate notes and bonds, government securities and other debt securities with credit ratings of at least single A or better. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our fixed-income portfolio is subject to interest rate risk. An immediate increase or decrease in interest rates of 100-basis points could result in a $3.2 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

salesforce.com, inc.

We have audited the accompanying consolidated balance sheets of salesforce.com, inc. as of January 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of salesforce.com, inc. at January 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in fiscal 2007 salesforce.com, inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” As discussed in Note 1 to the consolidated financial statements, in fiscal 2008, salesforce.com, inc. adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), salesforce.com, inc.’s internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/S/    ERNST & YOUNG LLP

San Jose, California

February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

salesforce.com, inc.

We have audited salesforce.com, inc.’s internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Salesforce.com inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, salesforce.com, inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2008 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of salesforce.com, inc. as of January 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2008 and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/S/    ERNST & YOUNG LLP

San Jose, California

February 28, 2008

salesforce.com, inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	January 31, 2008	January 31, 2007
Assets
Current assets:
Cash and cash equivalents	$279,095	$86,608
Short-term marketable securities	171,748	165,816
Accounts receivable, net of allowance for doubtful accounts of $906 and $1,223 at January 31, 2008 and 2007, respectively	220,061	128,693
Deferred commissions	35,679	22,072
Deferred income taxes	7,173	228
Prepaid expenses and other current assets	27,055	15,679

Total current assets	740,811	419,096
Marketable securities, noncurrent	218,957	160,088
Fixed assets, net	41,380	30,155
Deferred commissions, noncurrent	16,435	9,478
Deferred income taxes, noncurrent	26,512	20,625
Capitalized software, net	23,061	10,983
Goodwill	8,556	6,705
Other assets	13,881	7,702

Total assets	$1,089,593	$664,832

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,478	$8,870
Accrued expenses and other current liabilities	125,996	77,327
Income taxes payable	3,622	6,739
Deferred revenue	468,821	280,255

Total current liabilities	605,917	373,191
Income taxes payable, noncurrent	8,465	—
Long-term lease abandonment liability and other	2,136	1,408
Deferred revenue, noncurrent	12,073	3,808
Minority interest	8,943	4,634

Total liabilities	637,534	383,041

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and none outstanding at January 31, 2008 and 2007	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized, 119,305,013 and 114,537,560 issued and outstanding at January 31, 2008 and 2007, respectively	119	115
Additional paid-in capital	471,802	319,496
Accumulated other comprehensive loss	(2,276)	(2,187)
Accumulated deficit	(17,586)	(35,633)

Total stockholders’ equity	452,059	281,791

Total liabilities and stockholders’ equity	$1,089,593	$664,832

See accompanying Notes to Consolidated Financial Statements.

salesforce.com, inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Year Ended January 31,
	2008	2007	2006
Revenues:
Subscription and support	$680,581	$451,660	$280,639
Professional services and other	68,119	45,438	29,218

Total revenues	748,700	497,098	309,857

Cost of revenues (1):
Subscription and support	91,268	61,457	34,457
Professional services and other	80,323	57,433	34,669

Total cost of revenues	171,591	118,890	69,126

Gross profit	577,109	378,208	240,731
Operating expenses (1):
Research and development	63,812	44,614	23,330
Marketing and sales	376,480	252,935	149,598
General and administrative	116,508	84,257	47,986
Lease recovery	—	—	(285)

Total operating expenses	556,800	381,806	220,629
Income (loss) from operations	20,309	(3,598)	20,102
Interest income	24,539	14,977	7,726
Interest expense	(46)	(193)	(69)
Gain on sale of investment	1,272	—	—
Other income	139	1,310	439

Income before (provision) benefit for income taxes and minority interest	46,213	12,496	28,198
(Provision) benefit for income taxes	(23,385)	(9,795)	1,310

Income before minority interest	22,828	2,701	29,508
Minority interest in consolidated joint venture	(4,472)	(2,220)	(1,034)

Net income	$18,356	$481	$28,474

Basic net income per share	$0.16	$0.00	$0.27
Diluted net income per share	0.15	0.00	0.24
Weighted-average number of shares used in per share amounts:
Basic	116,840	112,386	107,274
Diluted	122,422	120,154	118,737

(1)	Amounts include stock-based expenses, as follows (see Note 1):

	Fiscal Year Ended January 31,
	2008	2007	2006
Cost of revenues	$7,926	$5,522	$575
Research and development	6,336	4,523	332
Marketing and sales	25,423	18,392	1,325
General and administrative	15,522	10,768	1,216

	$55,207	$39,205	$3,448

See accompanying Notes to Consolidated Financial Statements.

salesforce.com, inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Notes Receivables from Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2005	104,990,816	$105	$217,248	$(5,908)	$(727)	$(999)	$(64,588)	$145,131
Reclassification of deferred compensation resulting from the adoption of SFAS 123R	—	—	(269)	612	—	—	—	343
Amortization of Company and subsidiary deferred stock-based compensation	—	—	—	2,765	—	—	—	2,765
Exercise of stock options, warrants and stock grants to board members for board services	5,547,883	6	16,118	—	—	—	—	16,124
Tax benefits from employee stock plans	—	—	3,662	—	—	—	—	3,662
Repurchase of unvested shares	(25,123)	—	(28)	—	—	—	—	(28)
Fair value of stock awards issued to nonemployees for services	—	—	279	—	—	—	—	279
Collection of outstanding note receivable balances	—	—	—	—	727	—	—	727
Components of comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	—	—	—	(287)	—	(287)
Unrealized loss on marketable securities	—	—	—	—	—	(819)	—	(819)
Net income	—	—	—	—	—	—	28,474	28,474

Total comprehensive income, year ended January 31, 2006	—	—	—	—	—	—	—	27,368

Balances at January 31, 2006	110,513,576	$111	$237,010	$(2,531)	$—	$(2,105)	$(36,114)	$196,371

See accompanying Notes to Consolidated Financial Statements.

salesforce.com, inc.

Consolidated Statements of Stockholders’ Equity—(Continued)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2006	110,513,576	$111	$237,010	$(2,531)	$(2,105)	$(36,114)	$196,371
Reclassification of deferred compensation resulting from the adoption of SFAS 123R	—	—	(2,531)	2,531	—	—	—
Exercise of stock options, warrants and stock grants to board members for board services	4,032,132	4	29,691	—	—	—	29,695
Tax benefits from employee stock plans	—	—	16,480	—	—	—	16,480
Stock-based expenses	—	—	38,858	—	—	—	38,858
Repurchase of unvested shares	(8,148)	—	(12)	—	—	—	(12)
Components of comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	—	—	(842)	—	(842)
Unrealized gain on marketable securities	—	—	—	—	760	—	760
Net income	—	—	—	—	—	481	481

Total comprehensive income, year ended January 31, 2007	—	—	—	—	—	—	399

Balances at January 31, 2007	114,537,560	$115	$319,496	$—	$(2,187)	$(35,633)	$281,791
Exercise of stock options, warrants and stock grants to board members for board services	4,533,418	4	63,192	—	—	—	63,196
Vested restricted stock units converted to shares	234,035	—	—	—	—	—	—
Tax benefits from employee stock plans	—	—	34,847	—	—	—	34,847
Stock-based expenses	—	—	54,267	—	—	—	54,267
Components of comprehensive income, net of tax:
Foreign currency translation adjustment and other	—	—	—	—	(2,753)	—	(2,753)
Unrealized gain on marketable securities	—	—	—	—	2,664	—	2,664
Net income	—	—	—	—	—	18,356	18,356

Total comprehensive income, year ended January 31, 2008	—	—	—	—	—	—	18,267
Adjustment to retained earnings upon adoption of FIN 48	—	—	—	—	—	(309)	(309)

Balances at January 31, 2008	119,305,013	$119	$471,802	$—	$(2,276)	$(17,586)	$452,059

See accompanying Notes to Consolidated Financial Statements.

salesforce.com, inc.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended January 31,
	2008	2007	2006
Operating activities
Net income	$18,356	$481	$28,474
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment	(1,272)	—	—
Minority interest in consolidated joint venture	4,472	2,220	1,034
Depreciation and amortization	24,219	12,504	6,027
Amortization of deferred commissions	42,195	23,381	14,606
Lease recovery	—	—	(285)
Change in the deferred income tax valuation allowance	(970)	—	(7,225)
Expense related to stock-based awards	55,207	39,205	3,448
Excess tax benefits from employee stock plans	(31,978)	(16,574)	3,662
Changes in assets and liabilities:
Accounts receivable	(91,368)	(52,523)	(27,254)
Deferred commissions	(62,759)	(37,856)	(22,068)
Prepaid expenses and other current assets	(11,376)	(8,157)	(2,871)
Other assets	(7,669)	(1,709)	(1,572)
Accounts payable	(1,392)	(1,764)	7,687
Accrued expenses and other current liabilities	48,950	27,926	16,521
Income taxes	22,829	9,590	2,434
Deferred revenue	196,831	114,500	73,275

Net cash provided by operating activities	204,275	111,224	95,893

Investing activities
Business combination	—	(15,502)	—
Purchase of subsidiary stock	—	(2,777)	—
Restricted cash	—	—	3,191
Purchases of marketable securities	(447,296)	(336,878)	(193,165)
Sales of marketable securities	19,608	13,012	64,614
Maturities of marketable securities	366,872	195,672	100,989
Capital expenditures	(43,552)	(22,123)	(23,434)
Proceeds from sale of investment	1,659	—	—

Net cash used in investing activities	(102,709)	(168,596)	(47,805)

Financing activities
Proceeds from the exercise of stock options and warrants	60,910	29,082	15,735
Excess tax benefits from employee stock plans	31,978	16,574	—
Collection of notes receivable from stockholders	—	—	727
Principal payments on capital lease obligations	(175)	(617)	(614)
Repurchase of unvested shares	—	(12)	(28)

Net cash provided by financing activities	92,713	45,027	15,820

Effect of exchange rate changes	(1,792)	(889)	203

Net increase (decrease) in cash and cash equivalents	192,487	(13,234)	64,111
Cash and cash equivalents at beginning of year	86,608	99,842	35,731

Cash and cash equivalents at end of year	$279,095	$86,608	$99,842

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$46	$193	$69
Income taxes, net of tax refunds	$1,564	$273	$(169)

Noncash financing and investing activities
Fixed assets acquired under capital lease	$—	$—	$129
Net exercise of warrants	$—	$—	$287

See accompanying Notes to Consolidated Financial Statements.

salesforce.com, inc.

Notes to Consolidated Financial Statements

1. Summary of Business and Significant Accounting Policies

Description of Business

Salesforce.com, inc. (the “Company”) is the leading provider, based on revenue and market share, of software on demand, according to a July 2007 report by International Data Corporation. It provides a comprehensive customer relationship management (“CRM”) service to businesses of all sizes and industries worldwide. The Company began to offer its on-demand application service on a subscription basis in February 2000. The Company conducts its business worldwide.

Fiscal Year

The Company’s fiscal year ends on January 31. References to fiscal 2008, for example, refer to the fiscal year ending January 31, 2008.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions in the Company’s consolidated financial statements and notes thereto.

Significant estimates and assumptions made by management include the determination of the provision for income taxes and the fair value of stock awards issued. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Additionally, the Company holds a majority interest in Kabushiki Kaisha salesforce.com (“Salesforce Japan”), a Japanese joint venture. As of January 31, 2008, the Company owned a 65 percent interest in the joint venture. Given the Company’s majority ownership interest in the joint venture, the accounts of the joint venture have been consolidated with the accounts of the Company, and a minority interest has been recorded for the minority investors’ interests in the net assets and operations of the joint venture to the extent of the minority investors’ individual investments. Additionally, the Company records gains and losses resulting from the change of interest in Salesforce Japan directly to stockholders’ equity as additional paid-in capital.

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

No customer accounted for more than 5 percent of accounts receivable at January 31, 2008 and 2007. No single customer accounted for 5 percent or more of total revenue during fiscal 2008, 2007 and 2006.

As of January 31, 2008 and 2007, assets located outside the Americas were 14 percent and 12 percent of total assets, respectively. Revenues by geographical region are as follows (in thousands):

	Fiscal Year Ended January 31,
	2008	2007	2006
Revenues by geography:
Americas	$557,976	$387,570	$247,009
Europe	127,010	75,026	43,577
Asia Pacific	63,714	34,502	19,271

	$748,700	$497,098	$309,857

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, which primarily consist of cash on deposit with banks and money market funds, are stated at cost, which approximates fair value.

Marketable Securities

Management determines the appropriate classification of investments in marketable securities at the time of purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities and reevaluates such determination at each balance sheet date. Marketable securities, which are classified as available for sale as of January 31, 2008 and 2007, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Fair value is determined based on quoted market rates. Realized gains and losses and declines in value judged to be other-than-temporary on securities available for sale are included as a component of interest income. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of interest income.

Gross realized gains and losses on the sale of available for sale securities were less than 1 percent of interest income in fiscal year 2008, 2007 and 2006.

We monitor our investment in our marketable securities portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. The Company did not record any impairment adjustments in fiscal 2008, 2007 or 2006.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value, our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value.

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

In addition to the recoverability assessment, the Company routinely reviews the remaining estimated lives of its long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the period when such determinations are made, as well as in subsequent periods. There was no impairment of long-lived assets during fiscal 2008, 2007 and 2006.

The Company evaluates the recoverability of the goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The Company tests the balance for impairment annually in the fourth quarter or more often if and when circumstances indicate that goodwill may not be recoverable. There was no impairment of goodwill during fiscal 2008 and 2007.

Capitalized Software Costs

For website development costs and the development costs related to the Company’s on-demand application service, the Company follows the guidance of Emerging Issues Task Force (“EITF”) Issue No. 00-2, Accounting for Web Site Development Costs (“EITF 00-2”), and EITF Issue No. 00-3, Application of AICPA Statement of

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”). EITF 00-2 sets forth the accounting for website development costs based on the website development activity. EITF 00-3 sets forth the accounting for software in a hosting arrangement. As such, the Company follows the guidance set forth in Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”), in accounting for the development of its on-demand application service. Additionally, the Company follows the guidance in SOP 98-1 for costs incurred for computer software developed or obtained for internal use. SOP 98-1 requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.

The Company capitalized $11,054,000, $4,826,000 and $1,352,000 of costs during fiscal 2008, 2007 and 2006, respectively. Amortization expense totaled $2,748,000, $750,000, and $443,000 during fiscal 2008, 2007 and 2006, respectively. These capitalized costs are amortized on a straight line basis over the expected useful life of the software, which is three years.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income, which includes certain changes in equity that is excluded from net income. Specifically, cumulative foreign currency translation and unrealized gains and losses on marketable securities adjustments, net of taxes of $1.3 million in fiscal 2008 and $0 in fiscal 2007, are included in accumulated other comprehensive loss. Comprehensive income has been reflected in stockholders’ equity.

The components of accumulated other comprehensive loss were as follows (in thousands):

	As of January 31,
	2008	2007
Foreign currency translation and other adjustments	$(4,132)	$(1,379)
Net unrealized gain (losses) on marketable securities	1,856	(808)

	$(2,276)	$(2,187)

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

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

A reconciliation of the denominator used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Fiscal Year Ended January 31,
	2008	2007	2006
Numerator:
Net income	$18,356	$481	$28,474
Denominator:
Weighted-average shares outstanding for basic earnings per share, net of weighted-average shares of common stock subject to repurchase	116,840	112,386	107,274
Effect of dilutive securities:
Employee stock awards and warrants	5,582	7,768	11,463

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	122,422	120,154	118,737

Outstanding unvested common stock purchased by employees is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding for basic earnings per share.

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact (in thousands). The dilutive securities are excluded when, for example, their exercise prices are greater than the average fair values of the Company’s common stock.

	Fiscal Year Ended January 31,
	2008	2007	2006
Stock awards	3,175	4,019	387

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

The Company recorded a provision for income taxes of $23.4 million during fiscal 2008, compared to a provision of $9.8 million during the same period a year ago and an income tax benefit in fiscal 2006 of $1.3 million

The total income tax benefit recognized in the accompanying consolidated statements of operations related to SFAS 123R was $18.5 million and $12.4 million for fiscal 2008 and 2007, respectively, and related to APB 25 $1.3 million during fiscal 2006.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or Interpretation 48, on February 1, 2007. As a result of the implementation of Interpretation 48, the Company recorded a cumulative effect adjustment of $0.3 million as an

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

increase in the liability for unrecognized tax benefits, with a corresponding increase to the accumulated deficit balance. If recognized, $5.7 million of the unrecognized tax benefits would reduce the Company’s income tax expense and effective tax rate. Upon adoption of Interpretation 48 the Company also reclassified $4.1 million of current income taxes payable to noncurrent income taxes payable since the Company cannot reasonably estimate the period of cash settlement, if any, with various taxing authorities.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in its tax provision. As of January 31, 2008, the Company accrued no penalties and an immaterial amount of interest in income tax expense.

Tax positions for the Company and its subsidiaries are subject to income tax audits by many tax jurisdictions throughout the world. Tax returns for all tax years since February 1999, which was the inception of the Company, remain open to examination in all major jurisdictions where the Company operates, including the United States, Canada, United Kingdom, Japan and Australia. During the quarter ended January 31, 2008, the Internal Revenue Service initiated an examination of the Company’s federal income tax return for the fiscal year ended January 31, 2006. This audit may possibly be completed within the next 12 months. While it is often difficult to predict the final outcome of any particular uncertain tax position, management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months.

Revenue Recognition

The Company derives its revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing its on-demand application service, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) related professional services and other revenue. Other revenues consist primarily of training fees. Because the Company provides its application as a service, the Company follows the provisions of the Securities and Exchange Commission’s, or SEC, Staff Accounting Bulletin No. 104, Revenue Recognition and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company recognizes revenue when all of the following conditions are met:

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

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

In determining whether the consulting services can be accounted for separately from subscription and support revenues, the Company considers the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, the Company recognizes the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations, the Company defers only the direct costs of the consulting arrangement and amortizes those costs over the same time period as the consulting revenue is recognized. As of January 31, 2008 and 2007, the deferred cost on the accompanying consolidated balance sheet totaled $13,922,000 and $5,232,000, respectively. These deferred costs are included in prepaid expenses and other current assets and other assets.

Deferred Revenue

Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s subscription service described above and is recognized as the revenue recognition criteria are met. The Company generally invoices its customers in annual or quarterly installments. Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year, noncancelable subscription agreements. Deferred revenue also includes certain deferred professional services fees which are recognized as revenue ratably over the subscription contract term. The Company defers the professional service fees in situations where the professional services and subscription contracts are accounted for as a single unit of accounting. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent.

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

Accounting for Stock-Based Compensation

Prior to February 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). Effective February 1, 2006, the Company adopted Statement of Financial Accounting Standards 123R, Share-Based Payment (“SFAS 123R”) using the modified prospective approach and accordingly fiscal 2006 was not restated to reflect the impact of SFAS 123R.

Upon adoption of SFAS 123R, beginning in fiscal 2007, the Company presented the benefits of tax deductions in excess of recognized compensation expense (“excess tax benefits from employee stock plans”) as a

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

cash flow from financing activity in the accompanying Consolidated Statements of Cash Flows, rather than as a cash flow from operating activity, as was prescribed under accounting rules applicable through fiscal 2006.

The supplemental pro forma disclosure for fiscal 2006 pursuant to SFAS 123 is as follows (in thousands, except per share amounts):

Fiscal year ended January 31, 2006
Net income, as reported	$28,474
Add: Total stock-based compensation expense included in the determination of net income	2,765
Deduct: Total stock-based compensation expense determined under the fair-value-based method for all awards. Such expense amounts are not net of tax benefits	(22,649)

Net income, pro forma	$8,590

Net income, per share:
Basic:
As reported	$0.27
Pro forma	0.08
Diluted:
As reported	$0.24
Pro forma	0.07

For the purposes of the above pro forma calculations, the value of each option granted through January 31, 2006 was estimated on the date of grant using the Black-Scholes options pricing model using the assumptions described below.

The Company recognizes share-based expenses on a straight-line over the requisite service period of the awards, which is the vesting term of four years. Stock-based expenses pursuant to SFAS 123R are recognized net of forfeiture activity.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Fiscal Year Ended January 31,
	2008	2007	2006
Volatility	46 - 47%	46 - 50%	50 - 75%
Weighted-average estimated life	4 years	4 years	4 years
Weighted-average risk-free interest rate	3.32 - 4.55%	4.42 - 5.03%	3.79 - 4.52%
Dividend yield	—	—	—
Weighted-average fair value per share of grants	$20.49	$14.92	$11.11

Through December 31, 2007, the expected life of options was based on the simplified calculation of expected life, described in the SEC’s Staff Accounting Bulletin 107. Accordingly, the weighted-average estimated life assumption of 4 years was based on the average of the vesting term and the 5 year contractual lives of all options awarded after February 1, 2006. The Company believes that the expected life of 4 years continues to be appropriate for post December 31, 2007 option awards due to the vesting and contractual term of its awards. The weighted-average risk free interest rate is based on the rate for a 4 year U.S. government security at the time of the option grant.

The Company estimated its future stock price volatility considering both its observed option-implied volatilities and its historical volatility calculations. Management believes this is the best estimate of the expected volatility over the 4 year weighted-average expected life of its option grants.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

During fiscal 2008 and 2007, the Company capitalized $2,068,000 and $808,000, respectively, of stock-based expenses related to internal-use software development and deferred professional services costs.

During fiscal 2008, the Company recognized stock-based expense of $55.2 million. As of January 31, 2008, the aggregate stock compensation remaining to be amortized to costs and expenses was $220.5 million. The Company expects this stock compensation balance to be amortized as follows: $81.1 million during fiscal 2009; $69.8 million during fiscal 2010; $48.1 million during fiscal 2011; and $21.5 million during fiscal 2012. The expected amortization reflects only outstanding stock awards as of January 31, 2008 and assumes no forfeiture activity. The Company expects to continue to issue share-based awards to its employees in future periods.

The Company grants stock options and restricted stock units to employees throughout the world. In certain foreign jurisdictions, the Company incurs a payroll or social tax cost when its employees exercise their vested awards. Pursuant to SFAS 123R, the payroll and social tax costs are recognized as an operating expense at the time of the exercise. As of January 31, 2008, the Company would incur as an operating expense in excess of $5.0 million for these taxes if all vested awards held by employees in these foreign jurisdictions were exercised. This amount is based on the number of vested awards held and the market price at the end of the reporting period of the Company’s common stock. The timing of when employees in these foreign jurisdictions exercise their vested awards could materially affect the Company’s future results of operations in a particular period.

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

The Company has entered into service level agreements with a small number of its customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits or terminate their agreements in the event that the Company fails to meet those levels. As of January 31, 2008 and January 31, 2007, the reserve balance was approximately $0.4 million.

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

Advertising Expenses

Advertising is expensed as incurred. Advertising expense was $25,562,000, $14,733,000 and $12,932,000 for fiscal 2008, 2007 and 2006, respectively.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

Recent Accounting Pronouncement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2010. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for the Company beginning in the first quarter of fiscal 2009. The adoption of SFAS No. 157 for financial assets and financial liabilities will not have a significant impact on the Company’s consolidated financial statements. However, the resulting fair values calculated under SFAS No. 157 after adoption may be different from the fair values that would have been calculated under previous guidance. The Company is currently evaluating the impact that SFAS No. 157 will have on the Company’s consolidated financial statements when it is applied to non-financial assets and non-financial liabilities beginning in the first quarter of 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2010. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its consolidated results of operations and financial condition.

Reclassifications

Certain reclassifications to the fiscal 2007 and 2006 balances were made to conform to the current period presentation.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

2. Balance Sheet Accounts

Marketable Securities

At January 31, 2008, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$276,866	$2,328	$(414)	$278,780
U.S. treasury securities	9,483	53	—	9,536
U.S. agency obligations	101,094	1,296	(1)	102,389

	$387,443	$3,677	$(415)	$390,705

At January 31, 2007, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$156,826	$9	$(402)	$156,433
Municipal bonds	1,974	—	(17)	1,957
U.S. treasury securities	30,805	—	(215)	30,590
U.S. agency obligations	137,107	5	(188)	136,924

	$326,712	$14	$(822)	$325,904

	As of January 31,
	2008	2007
Recorded as follows (in thousands):
Short-term (due in one year or less)	$171,748	$165,816
Long-term (due between one and 3 years)	218,957	160,088

	$390,705	$325,904

As of January 31, 2008, the following investments were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$42,171	$(414)	—	—	$42,171	$(414)
U.S. agency obligations	3,949	(1)	—	—	3,949	(1)

	$46,120	$(415)	—	—	$46,120	$(415)

The unrealized loss for each of these fixed rate investments ranged from less than $1,000 to $121,000. The Company has the ability and intent to hold these investments to maturity and does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of January 31, 2008. The Company expects to receive the full principal and interest on all of these investment securities.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of January 31,
	2008	2007
Deferred professional services costs	$9,376	$3,898
Prepaid expenses and other current assets	17,679	11,781

	$27,055	$15,679

Fixed Assets

Fixed assets consisted of the following (in thousands):

	As of January 31,
	2008	2007
Computers, equipment and software	$34,197	$29,440
Furniture and fixtures	8,354	3,866
Leasehold improvements	36,279	20,757

	78,830	54,063
Less accumulated depreciation and amortization	(37,450)	(23,908)

	$41,380	$30,155

Depreciation and amortization expense totaled $16,835,000, $9,928,000 and $5,584,000 during fiscal 2008, 2007 and 2006, respectively.

Fixed assets at January 31, 2008 and January 31, 2007 included a total of $3,627,000 acquired under capital lease agreements. Accumulated amortization relating to equipment and software under capital leases totaled $3,619,000 and $3,364,000, respectively, at January 31, 2008 and January 31, 2007. Amortization of assets under capital leases is included in depreciation and amortization expense.

Capitalized Software

Capitalized software consisted of the following (in thousands):

	As of January 31,
	2008	2007
Capitalized internal-use software development costs, net of accumulated amortization of $4,898 and $2,150, respectively	$13,932	$5,626
Acquired developed technology, net of accumulated amortization of $6,542 and $1,653, respectively	9,129	5,357

	$23,061	$10,983

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

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

Correspondingly, the Company increased the cost of the acquired technology by the amount of the deferred income tax liability. The total acquisition cost of $8.7 million is being amortized on a straight-line basis to cost of revenues over 3 years.

Other Assets

Other assets consisted of the following (in thousands):

	As of January 31,
	2008	2007
Deferred professional services costs, noncurrent portion	$4,546	$1,334
Long-term deposits	6,682	1,958
Purchased intangible assets, net of accumulated amortization of $678 and $184, respectively	1,509	3,283
Other	1,144	1,127

	$13,881	$7,702

In December 2006, the Company acquired for $2,777,000 in cash shares held by a minority shareholder in Salesforce Japan, therefore, increasing its interest in Salesforce Japan from 63 to 65 percent. This amount was reflected in the January 31, 2007 financial statements as a component of other assets. The Company accounted for this purchase as a step acquisition. During fiscal 2008 the Company completed the purchase price allocation and reclassified $1,851,000 from other assets to goodwill. After this reclassification from other assets the remaining purchase price was classified as purchased intangible assets and are being amortized as follows: territory rights, 7 years and customer relationship and other, 3 years.

In September 2007, the Company sold its minority ownership interest in a privately held professional services corporation for cash proceeds of $1,659,000. The Company realized a gain of $1,272,000 for the sale of its shares and this amount is recorded in gain on sale of investment in the consolidated statements of operations. In addition certain amounts are held in an escrow account. If various contingencies are met, the Company will record additional cash proceeds received as other non-operating income at the conclusion of the 18 month escrow period.

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and tangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter. There was no impairment of goodwill during fiscal 2008 and 2007.

Goodwill consists of the following (in thousands):

Total
Balance as of January 31, 2006	$—
Sendia Corporation (See Note 6)	6,705

Balance as of January 31, 2007	6,705
Salesforce Japan (See Note 6)	1,851

Balance as of January 31, 2008	$8,556

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,
	2008	2007
Accrued compensation	$63,327	$40,951
Accrued other liabilities	20,988	15,871
Accrued other taxes payable	19,564	11,276
Accrued professional costs	6,980	2,749
Accrued rent	15,137	6,480

	$125,996	$77,327

3. Stockholders’ Equity

Stock Awards Issued to Employees

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

On February 1, 2008, 3.5 million additional shares were reserved under the 2004 Equity Incentive Plan pursuant to the automatic increase. The 2004 Employee Stock Purchase Plan will not be implemented unless and until the Company’s Board of Directors authorizes the commencement of one or more offerings under the plan. No offering periods have been authorized to date.

In April 2006, the Company’s Board of Directors approved the 2006 Inducement Equity Incentive Plan (the “Inducement Plan”) that allows for stock option and other equity incentive grants to employees in connection with merger or acquisition activity. The total number of shares reserved for issuance under the Inducement Plan is 400,000 shares. As of January 31, 2008, there were 217,810 shares of common stock available for grant under the Inducement Plan.

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

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

Stock option activity is as follows:

	Shares Available for Grant	Options Outstanding
		Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2006	4,292,015	16,005,907	$12.24
Increase in shares authorized:
2004 Equity Incentive Plan	5,000,000	—	—
2006 Inducement Equity Incentive Plan	400,000	—	—
Options granted under all option plans	(5,414,762)	5,414,762	34.35
Restricted stock unit activity	(841,678)	—	—
Stock grants to board members for board services and advisory board members	(17,500)	—	—
Exercised	—	(3,889,632)	7.44
Cancelled	1,575,703	(1,575,703)	24.91
Repurchased	8,148	—	—

Balance as of January 31, 2007	5,001,926	15,955,334	19.67
Increase in shares authorized:
2004 Equity Incentive Plan	4,000,000	—	—
Options granted under all plans	(3,359,448)	3,359,448	50.51
Restricted stock unit activity	(1,109,710)	—	—
Stock grants to board members for board services and advisory board members	(50,500)	—	—
Exercised	—	(4,357,918)	13.94
Cancelled	1,547,519	(1,547,519)	31.98

Balance as of January 31, 2008	6,029,787	13,409,345	$27.83	$325,384,026

Vested or expected to vest		12,173,840	$26.87	$307,004,351

Exercisable at January 31, 2008		5,869,017	$14.38	$220,287,620

The total intrinsic value of the options exercised during fiscal 2008, 2007 and 2006 were $155.8 million, $111.1 million, and $99.5 million, respectively. The intrinsic value is the difference of the current market value of the stock and the exercise price of the stock option.

The weighted-average remaining contractual life of vested and expected to vest options is approximately 5 years.

As of January 31, 2008, options to purchase 5,869,017 shares were vested at a weighted average exercise price of $14.38 per share and a remaining weighted-average remaining contractual life of approximately 5 years. The total intrinsic value of these vested options as of January 31, 2008 was $220.3 million.

As of January 31, 2008, 6,246 shares issued pursuant to exercises of options issued under the 1999 Plan remained subject to repurchase.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information about stock options outstanding as of January 31, 2008:

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.40 to $4.00	2,001,243	5.17	$2.37	2,001,243	$2.37
$6.00 to $13.89	2,231,416	6.40	10.91	1,774,466	10.48
$14.39 to $29.35	2,823,524	5.61	23.40	1,096,914	22.36
$30.40 to $38.39	2,176,996	4.42	35.50	696,995	35.25
$39.35 to $52.28	2,391,312	4.80	44.27	299,399	39.89
$52.48 to $54.22	1,685,454	4.77	52.58	—	—
$63.98	99,400	4.90	63.98	—	—

	13,409,345		$27.83	5,869,017	$14.38

Restricted stock unit activity during fiscal 2008 is as follows:

	Restricted Stock Units Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2006	$—	$—
Granted	876,303	0.001
Cancelled	(34,625)	0.001

Balance as of January 31, 2007	841,678	0.001
Granted	1,326,520	0.001
Cancelled	(216,873)	0.001
Vested and converted to shares	(234,035)	0.001

Balance as of January 31, 2008	1,717,290	$0.001	$89,144,325

Expected to vest	1,449,748		$75,242,206

The restricted stock units, which entitles the holder to one share of common stock for each restricted stock unit upon vesting, have an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and vest over 4 years. The Company first awarded restricted stock units in May 2006.

The weighted-average fair value of the restricted stock units issued in fiscal 2008 and 2007 was $48.26 and $34.60, respectively.

Stock Awards to Non-Employees

During fiscal 2004, the Company granted stock awards of 100,000 shares to non-employees with 4 year vesting terms and by January 31, 2008 the stock awards were fully vested. Compensation expense was re-measured as the shares vested and was recorded over the vesting periods. Together with past stock awards to non-employees, such expenses amounted to $249,000, $413,000 and $279,000 for fiscal 2008, 2007 and 2006, respectively. Such expense was estimated using the Black-Scholes pricing model using similar assumptions as those for valuing stock option awards to employees.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

Common Stock

The following number of shares of common stock were reserved and available for future issuance at January 31, 2008:

Options outstanding	13,409,345
Restricted stock units outstanding	1,717,290
Stock available for future grant:
1999 Stock Option Plan	1,225,500
2004 Equity Incentive Plan	3,831,477
2006 Inducement Equity Incentive Plan	217,810
2004 Employee Stock Purchase Plan	1,000,000
2004 Outside Directors Stock Plan	755,000

22,156,422

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

During fiscal 2008, certain board members received stock grants for a total of 47,500 shares of common stock for board services pursuant to the terms described in the 2004 Outside Directors Stock Plan. The expense of $2.3 million associated with these share issuances was expensed immediately at the time of the issuances.

4. Preferred Stock

After the consummation of the initial public offering in June 2004 and the filing of the Company’s amended and restated certificate of incorporation, the Company’s board of directors has the authority, without further action by stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. The ability to issue preferred stock could delay or impede a change in control. At January 31, 2008 and 2007, no shares of preferred stock were outstanding.

5. Joint Venture

On December 7, 2000, the Company entered into a joint venture agreement with SunBridge, Inc., a Japanese corporation, to establish Salesforce Japan. In December 2006, in a transaction with SunBridge, Inc., the Company increased its interest in Salesforce Japan from 63 to 65 percent in exchange for a cash payment of $2.8 million. The Company accounted for this investment as a step acquisition. The allocation of the purchase price was completed during the year with $1.9 million recorded as goodwill and the remainder to intangible assets.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

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

In fiscal 2008, 2007 and 2006, the joint venture granted options to purchase 11,600, 8,400 and 23,600 shares, respectively, to its employees to purchase shares of common stock in the joint venture. The stock options were issued with an exercise price ranging from ¥20,000 (approximately $171 per share), ¥4,000 to ¥15,000 per share (approximately $34 to $129 per share) and ¥4,000 per share (approximately $34 per share), respectively, and vest over a two-year period.

As a result of these stock option grants, the joint venture recognized stock-based expenses of $366,000, $247,000 and $7,000 during fiscal 2008, 2007 and 2006, respectively.

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

6. Acquisitions

Fiscal 2007

Sendia Corporation

On April 10, 2006, the Company acquired 100 percent of the outstanding stock of Sendia Corporation, a privately-held company based in Santa Monica, California, for $15.2 million in cash and $304,000 in acquisition

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

costs. Approximately $1.8 million of the purchase price was attributed to assumed debt that was repaid immediately following the close of the transaction. The Company acquired Sendia because it had an established wireless solution technology.

The following table summarizes the allocation of the purchase price for the Sendia Corporation acquisition, (in thousands):

Net tangible assets	$447
Developed technology	5,710
Customer relationships	690
Goodwill	6,705
Deferred taxes	2,650
Deferred revenue	(700)

Total purchase price consideration	$15,502

The goodwill balance of $6.7 million is not deductible for tax purposes. This asset is attributed to the premium paid for an established wireless solution.

Salesforce Japan

In December 2006, the Company acquired additional shares of its joint venture in Salesforce Japan for $2.8 million in cash. The acquisition of the additional shares was accounted for as a step acquisition and as such an allocation of the purchase was required.

During fiscal 2008, management finalized the allocation of the purchase price for the additional shares purchased in its Salesforce Japan joint venture as follows (in thousands):

Customer relationships	$235
Territory rights	1,008
Goodwill	1,851
Deferred taxes	(503)
Minority interest adjustment	186

Total purchase price consideration	$2,777

The goodwill balance of $1.9 million is not deductible for tax purposes. This asset is attributed to the premium paid for the territory rights and customer relationships.

Intangible assets acquired resulting from the acquisitions described above as of January 31, 2008 are as follows (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Useful Life
Territory rights	$1,008	$(156)	$852	7 years
Developed technology	5,710	(3,458)	2,252	3 years
Customer relationships	925	(503)	422	3 years

	$7,643	$(4,117)	$3,526

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

The expected future amortization expense for these intangible assets for each of the fiscal years ended thereafter is as follows (in thousands):

Fiscal Period:
Fiscal 2009	$2,241
Fiscal 2010	727
Fiscal 2011	144
Fiscal 2012	144
Fiscal 2013	144
Thereafter	126

Total amortization expense	$3,526

7. Income Taxes

The domestic and foreign components of income before provision (benefit) for income taxes and minority interest consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2008	2007	2006
Domestic	$51,911	$23,498	$31,240
Foreign	(5,698)	(11,002)	(3,042)

	$46,213	$12,496	$28,198

The provision (benefit) for income taxes consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2008	2007	2006
Current:
Federal	$31,245	$15,243	$4,835
State	4,515	1,362	211
Foreign	6,502	2,514	869

Total	42,262	19,119	5,915
Deferred:
Federal	(13,800)	(7,122)	(4,362)
State	(3,192)	(1,368)	(2,863)
Foreign	(1,885)	(834)	—

Total	(18,877)	(9,324)	(7,225)

Provision (benefit) for income taxes	$23,385	$9,795	$(1,310)

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

A reconciliation of income taxes at the statutory federal income tax rate to the provision (benefit) for income taxes included in the accompanying consolidated statements of operations is as follows (in thousands):

	Fiscal Year Ended January 31,
	2008	2007	2006
U.S. federal taxes at statutory rate	$16,175	$4,374	$9,869
State, net of the federal benefit	2,916	1,146	360
Foreign losses providing no benefit	4,547	3,766	1,978
Previously unbenefitted tax assets	—	—	(5,210)
Foreign taxes in excess of the U.S. statutory rate	3,296	1,889	280
Tax credits	(3,817)	(2,851)	(2,314)
Change in valuation allowance	(970)	—	(7,225)
Non-deductible expenses	1,346	1,762	428
Other, net	(108)	(291)	524

	$23,385	$9,795	$(1,310)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	As of January 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$7,096	$6,403
Deferred stock compensation	16,347	10,786
Tax credits	8,135	6,051
Deferred rent expense	5,530	2,316
Accrued liabilities	7,273	4,116
Deferred revenue	8,447	5,173
Other	6,825	2,494

Total deferred tax assets	59,653	37,339
Less valuation allowance	(1,650)	(1,681)

Total deferred tax assets	58,003	35,658
Deferred tax liabilities:
Deferred commissions	(16,562)	(11,842)
Purchased intangibles	(3,756)	(1,889)
Unrealized gains on investments	(1,321)	—
Other	(2,679)	(1,074)

Total deferred tax liabilities	(24,318)	(14,805)

Net deferred tax assets	$33,685	$20,853

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, the gross deferred tax assets have been partially offset by a valuation allowance. The valuation allowance relates primarily to deferred tax assets arising from operating losses from foreign subsidiaries. Since the adoption of SFAS 123R, excess tax benefits associated with stock option exercises are recorded directly to stockholders’ equity only when realized. As a result, the Company did not recognize deferred tax assets of approximately $60.2 million for net operating loss carryforwards generated from these excess tax benefits.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

At January 31, 2008, the Company had net operating loss carryforwards for federal income tax purposes of approximately $156.4 million, which expire in 2021 through 2028, federal research and development tax credits of approximately $7.6 million, which expire in 2020 through 2028. The Company also has state net operating loss carryforwards of approximately $192.9 million which expire beginning in 2009 and state research and development tax credits of approximately $8.1 million, which do not expire.

Utilization of the Company’s net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

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

At adoption, the Company had gross unrecognized tax benefits of $6.5 million, of which $5.7 million would impact the effective tax rate if recognized. The Company also reclassed $4.1 million of current income taxes payable to noncurrent income taxes payable as the Company cannot reasonably estimate the period of cash settlement, if any, with various taxing authorities.

A reconciliation of the beginning and ending balance of total unrecognized tax benefits for fiscal 2008 is as follows (in thousands):

Balance as of February 1, 2007	$6,542

Tax positions taken in prior periods:
Gross increases	225
Gross decreases	(125)

Tax positions taken in current period:
Gross increases	5,129
Gross decreases	—

Settlements	—

Lapse of statute of limitations	—

Balance as of January 31, 2008	$11,771

For fiscal 2008, total unrecognized tax benefits in an amount of $7.9 million, if recognized, would reduce income tax expense and our effective tax rate.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in its income tax provision. As of January 31, 2008, the Company accrued no penalties and an insignificant amount of interest was recorded in income tax expense.

Tax positions for the Company and its subsidiaries are subject to income tax audits by many tax jurisdictions throughout the world. Tax returns for all tax years since February 1999, which was the inception of the Company, remain open to examination in all major jurisdictions where the Company operates, including the

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

United States, Canada, United Kingdom, Japan and Australia. During the quarter ended January 31, 2008, the Internal Revenue Service initiated an examination of the Company’s federal income tax return for fiscal 2006. This audit may be completed within the next 12 months. While it is difficult to predict the final outcome of any particular uncertain tax position, management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months.

8. Commitments and Contingencies

Letters of Credit

As of January 31, 2008, the Company had a total of $5.9 million in letters of credit outstanding substantially in favor of its landlords for office space in San Francisco, California, New York City, Singapore, Sweden and Switzerland. These letters of credit renew annually and mature at various dates through December 2015.

Leases

The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates.

As of January 31, 2008, the future minimum lease payments under noncancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Period:
Fiscal 2009	$7	$82,078
Fiscal 2010	—	54,658
Fiscal 2011	—	44,012
Fiscal 2012	—	35,602
Fiscal 2013	—	32,947
Thereafter	—	63,932

Total minimum lease payments	$7	$313,229

The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Of the total operating lease commitment balance of $313.2 million, $259.8 million is related to facilities space. The remaining $53.4 million commitment is related to computer equipment and other leases.

Our agreements for the facilities and certain services provide us with the option to renew. Our future contractual obligations would change if we exercised these options.

Rent expense for fiscal 2008, 2007 and 2006 was $23.0 million, $16.8 million and $11.4 million, respectively.

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

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

The following table sets forth the lease abandonment activity (in thousands):

Liability balance at January 31, 2005	$1,531
Charges utilized, net of subtenant income of $96	(298)
Reversals	(285)

Liability balance at January 31, 2006	$948
Charges utilized, net of subtenant income of $202	(186)

Liability balance at January 31, 2007	$762
Charges utilized, net of subtenant income of $202	(186)

Liability balance at January 31, 2008	$576

9. Legal Proceedings

On May 31, 2007, a complaint was filed in the United States District Court for the Eastern District of Texas titled Triton IP, LLC v. salesforce.com, inc., alleging infringement of a patent held by Triton IP, LLP. In February 2008, in exchange for a cash payment made by the Company, the lawsuit was settled. The settlement amount, which was accrued as of January 31, 2008, decreased fiscal 2008 diluted earnings per share by approximately $0.02.

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

10. Employee Benefit Plan

The Company has a 401(k) plan covering all eligible employees in the United States. Since January 1, 2006, the Company has been contributing to the plan. Total contributions during fiscal 2008, 2007 and the last month of fiscal 2006 were $3,865,000, $2,919,000 and $318,000, respectively.

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

Notes to Consolidated Financial Statements—(Continued)

In addition to the resource sharing with the Foundation, the Company issued the Foundation warrants in August 2002 to purchase 500,000 shares of common stock. Through January 31, 2008, the Foundation exercised all of these warrants. As of January 31, 2008, the Foundation held 247,500 shares of salesforce.com common stock. Additionally, the Company has donated subscriptions to the Company’s service to other qualified non-profit organizations. The fair value of these donated subscriptions is in excess of $2.0 million per month. The Company plans to continue providing free subscriptions to qualified non-profit organizations.

12. Selected Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for fiscal 2008 and 2007 is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
	(in thousands, except per share data)
Fiscal 2008
Revenues	$162,412	$176,579	$192,803	$216,906	$748,700
Gross profit	123,245	135,167	148,522	170,175	577,109
Income from operations	114	3,347	6,118	10,730	20,309
Net income	730	3,735	6,512	7,379	18,356
Basic net income per share	$0.01	$0.03	$0.06	$0.06	$0.16
Diluted net income per share	0.01	0.03	0.05	0.06	0.15

Fiscal 2007
Revenues	$104,686	$118,137	$130,053	$144,222	$497,098
Gross profit	80,126	89,006	98,693	110,383	378,208
Loss from operations	(120)	(1,279)	(123)	(2,076)	(3,598)
Net income (loss)	(229)	(145)	339	516	481
Basic net income (loss) per share	$0.00	$0.00	$0.00	$0.00	$0.00
Diluted net income (loss) per share	0.00	0.00	0.00	0.00	0.00

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2008 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2008. We reviewed the results of management’s assessment with our Audit Committee.

(c) Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended January 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have adopted a Code of Conduct that applies to all employees, including our principal executive officer, Marc Benioff, principal financial and accounting officer, Steve Cakebread, and all other executive officers. The Code of Conduct is available on our Web site at http://www.salesforce.com/company/investor/governance/. A copy may also be obtained without charge by contacting Investor Relations, salesforce.com, inc., The Landmark @ One Market, Suite 300, San Francisco, California 94105 or by calling (415) 901-7000.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

(c) Financial Statement Schedules.

salesforce.com, inc.

Schedule II Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions	Deductions Write-offs	Balance at End of Year
Fiscal year ended January 31, 2008
Allowance for doubtful accounts	$1,223,000	$2,299,000	$2,616,000	$906,000
Fiscal year ended January 31, 2007
Allowance for doubtful accounts	$1,296,000	$1,645,000	$1,718,000	$1,223,000
Fiscal year ended January 31, 2006
Allowance for doubtful accounts	$611,000	$1,498,000	$813,000	$1,296,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 29, 2008

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

Signature	Title	Date

/S/ MARC BENIOFF Marc Benioff	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 29, 2008

/S/ STEVE CAKEBREAD Steve Cakebread	Chief Financial Officer (Principal Financial & Accounting Officer)	February 29, 2008

/S/ CRAIG CONWAY Craig Conway	Director	February 29, 2008

/S/ ALAN HASSENFELD Alan Hassenfeld	Director	February 29, 2008

/S/ CRAIG RAMSEY Craig Ramsey	Director	February 29, 2008

/S/ SANFORD R. ROBERTSON Sanford R. Robertson	Director	February 29, 2008

/S/ STRATTON SCLAVOS Stratton Sclavos	Director	February 29, 2008

/S/ LARRY TOMLINSON Larry Tomlinson	Director	February 29, 2008

/S/ MAYNARD WEBB Maynard Webb	Director	February 29, 2008

/S/ SHIRLEY YOUNG Shirley Young	Director	February 29, 2008

Index to Exhibits

Exhibit 3.1 (1)	Restated Certificate of Incorporation of salesforce.com, inc.

Exhibit 3.2 (2)	Amended and Restated Bylaws of salesforce.com, inc.

Exhibit 4.1 (1)	Specimen Common Stock Certificate

Exhibit 10.1* (1)	Form of Indemnification Agreement between salesforce.com, inc and its officers and directors

Exhibit 10.2* (3)	1999 Stock Option Plan, as amended

Exhibit 10.3* (4)	2004 Equity Incentive Plan, as amended

Exhibit 10.4* (1)	2004 Employee Stock Purchase Plan

Exhibit 10.5* (5)	2004 Outside Directors Stock Plan, as amended

Exhibit 10.6 (6)	2006 Inducement Equity Incentive Plan

Exhibit 10.7** (3)	Master Service Agreement dated May 17, 2005 between salesforce.com, inc. and Equinix, Inc.

Exhibit 10.10 (7)	Resource Sharing Agreement dated as of March 3, 2003 between salesforce.com, inc. and salesforce.com/foundation

Exhibit 10.11 (7)	Joint Venture Agreement dated as of December 7, 2000 among salesforce.com, inc., SunBridge, Inc. and Kabushiki Kaisha salesforce.com

Exhibit 10.12 (7)	License Agreement dated as of January 19, 2001 by and between salesforce.com, inc. and Kabushiki Kaisha salesforce.com

Exhibit 10.13 (7)	Consulting Services Agreement dated as of January 19, 2001 by and between salesforce.com, inc. and Kabushiki Kaisha salesforce.com

Exhibit 10.14*	Form of Offer Letter and schedule of omitted details thereto

Exhibit 10.15* (8)	Form of Change of Control and Retention Agreement as entered into with Steve Cakebread, Parker Harris, George Hu, Kenneth Juster, Jim Steele and Frank van Veenendaal

Exhibit 10.16* (8)	Form of Change of Control and Retention Agreement as entered into with David Schellhase

Exhibit 10.17* (5)	Confidential Separation Agreement and General Release of Claims by and between salesforce.com and John Freeland dated September 26, 2007

Exhibit 21.1	List of Subsidiaries

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm

Exhibit 24.1	Power of Attorney. (See page 87)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested for a portion of this exhibit.
(1)	Incorporated by reference from the Company’s registration statement on Form S-1 (No. 333-111289), Amendment No. 3, as filed with the Securities and Exchange Commission on April 20, 2004.
(2)	Incorporated by reference from the Company’s Form 8-K as filed with the Securities and Exchange Commission on December 7, 2007.
(3)	Incorporated by reference from the Company’s Form 10-K for the annual period ended January 31, 2006 as filed with the Securities and Exchange Commission on March 15, 2006.
(4)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended July 31, 2006 as filed with the Securities and Exchange Commission on August 18, 2006.
(5)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended October 31, 2007 as filed with the Securities and Exchange Commission on November 19, 2007.
(6)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended April 30, 2006 as filed with the Securities and Exchange Commission on May 19, 2006.
(7)	Incorporated by reference from the Company’s initial registration statement filing on Form S-1 (No. 333-111289) as filed with the Securities and Exchange Commission on December 18, 2003.
(8)	Incorporated by reference from the Company’s Form 10-K for the annual period ended January 31, 2007 as filed with the Securities and Exchange Commission on March 9, 2007.