Form 10-Q
period 2008-04-30
SALESFORCE COM INC
filed 2008-05-23
CIK 1108524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of April 30, 2008, there were approximately 120.1 million shares of the Registrant’s Common Stock outstanding.

salesforce.com, inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

salesforce.com, inc.

Condensed Consolidated Balance Sheets

(in thousands)

	April 30, 2008	January 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$378,548	$279,095
Short-term marketable securities	116,535	171,748
Accounts receivable, net	143,909	220,061
Deferred commissions	34,937	35,679
Deferred income taxes	7,310	7,173
Prepaid expenses and other current assets	32,170	27,055

Total current assets	713,409	740,811
Marketable securities, noncurrent	255,550	218,957
Fixed assets, net	56,816	41,380
Deferred commissions, noncurrent	15,104	16,435
Deferred income taxes, noncurrent	32,301	26,512
Capitalized software, net	22,969	23,061
Goodwill	8,556	8,556
Other assets, net	14,888	13,881

Total assets	$1,119,593	$1,089,593

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,315	$7,478
Accrued expenses and other current liabilities	102,596	125,996
Income taxes payable	1,155	3,622
Deferred revenue	457,913	468,821

Total current liabilities	580,979	605,917
Income taxes payable, noncurrent	9,511	8,465
Long-term lease abandonment liability and other	3,195	2,136
Deferred revenue, noncurrent	12,384	12,073
Minority interest	10,457	8,943

Total liabilities	616,526	637,534

Commitments and contingencies

Stockholders’ equity:
Common stock	120	119
Additional paid-in capital	514,621	471,802
Accumulated other comprehensive loss	(3,643)	(2,276)
Accumulated deficit	(8,031)	(17,586)

Total stockholders’ equity	503,067	452,059

Total liabilities and stockholders’ equity	$1,119,593	$1,089,593

See accompanying Notes to Condensed Consolidated Financial Statements.

salesforce.com, inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended April 30,
	2008	2007
Revenues:
Subscription and support	$225,341	$147,690
Professional services and other	22,281	14,722

Total revenues	247,622	162,412

Cost of revenues (1):
Subscription and support	28,710	20,184
Professional services and other	22,588	18,983

Total cost of revenues	51,298	39,167

Gross profit	196,324	123,245
Operating expenses (1):
Research and development	19,767	14,121
Marketing and sales	122,704	83,925
General and administrative	38,432	25,085

Total operating expenses	180,903	123,131
Income from operations	15,421	114
Interest, net	6,722	5,007
Other income (expense)	(763)	169

Income before provision for income taxes and minority interest	21,380	5,290
Provision for income taxes	(10,311)	(3,842)

Income before minority interest	11,069	1,448
Minority interest in consolidated joint venture	(1,514)	(718)

Net income	$9,555	$730

Basic net income per share	$0.08	$0.01
Diluted net income per share	0.08	0.01
Weighted-average number of shares used in per share amounts:
Basic	119,778	114,987
Diluted	124,414	120,635

(1)	Amounts include stock-based expenses, as follows:

	Three months ended April 30,
	2008	2007
Cost of revenues	$2,675	$1,774
Research and development	2,099	1,277
Marketing and sales	8,121	5,619
General and administrative	5,170	3,342

	$18,065	$12,012

See accompanying Notes to Condensed Consolidated Financial Statements.

salesforce.com, inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended April 30,
	2008	2007
Operating activities
Net income	$9,555	$730
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in consolidated joint venture	1,514	718
Depreciation and amortization	8,158	4,848
Amortization of deferred commissions	14,723	9,039
Expense related to stock-based awards	18,065	12,012
Excess tax benefits from employee stock plans	(12,698)	(6,286)
Changes in assets and liabilities	44,515	15,769

Net cash provided by operating activities	83,832	36,830

Investing activities
Changes in marketable securities	16,540	(34,212)
Capital expenditures	(24,177)	(15,957)

Net cash used in investing activities	(7,637)	(50,169)

Financing activities
Proceeds from the exercise of stock options	11,485	8,300
Excess tax benefits from employee stock plans	12,698	6,286
Principal payments on capital lease obligations	(5)	(157)

Net cash provided by financing activities	24,178	14,429

Effect of exchange rate changes	(920)	(206)

Net increase in cash and cash equivalents	99,453	884
Cash and cash equivalents at beginning of period	279,095	86,608

Cash and cash equivalents at end of period	$378,548	$87,492

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$3	$41
Income taxes, net of tax refunds	$4,237	$182

See accompanying Notes to Condensed Consolidated Financial Statements.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements

1. Summary of Business and Significant Accounting Policies

Description of Business

Salesforce.com, inc. (the “Company”) is the leading provider, based on revenue and market share, of software on demand, according to a July 2007 report by International Data Corporation (“IDC”). It provides a comprehensive customer relationship management (“CRM”) service to businesses of all sizes and industries worldwide. The Company began to offer its on-demand application service on a subscription basis in February 2000.

Fiscal Year

The Company’s fiscal year ends on January 31. References to fiscal 2009, for example, refer to the fiscal year ending January 31, 2009.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of April 30, 2008 and the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three months ended April 30, 2008 and 2007, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2008 was derived from the audited consolidated financial statements which are included in the Company’s Form 10-K for the fiscal year ended January 31, 2008, which was filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2008. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s fiscal 2008 Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of April 30, 2008, and its results of operations and its cash flows for the three months ended April 30, 2008 and 2007. All adjustments are of a normal recurring nature. The results for the three ended April 30, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2009.

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

Additionally, the Company holds a majority interest in Kabushiki Kaisha salesforce.com (“Salesforce Japan”), a Japanese joint venture. As of April 30, 2008, the Company owned a 65 percent interest in the joint

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

venture. Given the Company’s majority ownership interest in the joint venture, the accounts of the joint venture have been consolidated with the accounts of the Company, and a minority interest has been recorded for the minority investors’ interests in the net assets and operations of the joint venture to the extent of the minority investors’ individual investments. The Company records gains and losses resulting from the change of interest in Salesforce Japan directly to stockholders’ equity as additional paid-in capital.

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

No customer accounted for more than 5 percent of accounts receivable at April 30, 2008 and January 31, 2008. No customer accounted for 5 percent or more of total revenue during the three month periods ended April 30, 2008 and 2007.

As of April 30, 2008 and January 31, 2008, assets located outside the Americas were 15 percent and 14 percent of total assets, respectively. Revenues by geographical region are as follows (in thousands):

	Three months ended April 30,
	2008	2007
Revenues by geography:
Americas	$178,371	$124,452
Europe	45,164	25,574
Asia Pacific	24,087	12,386

	$247,622	$162,412

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash, which primarily consists of cash on deposit with banks is stated at cost, which approximates fair value.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Marketable Securities

Management determines the appropriate classification of investments in marketable securities at the time of purchase in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and reevaluates such determination at each balance sheet date. Securities, which are classified as available for sale, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable such as quoted prices, interest rates and yield curves. Realized gains and losses on the sale of available for sale securities were less than 1 percent of interest income for the three months ended April 30, 2008. Declines in value judged to be other-than-temporary on securities available for sale are included as a component of interest income. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of interest income.

Fair Value Measurement

Effective February 1, 2008, the Company implemented Statement of Financial Accounting Standards No. 157, Fair Value Measurement, or SFAS 157, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities until February 1, 2009. The Company is evaluating the impact, if any, this Standard will have.

The adoption of SFAS 157 to the Company’s financial assets and liabilities did not have an impact on the Company’s financial results.

SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1.	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2.	Include other inputs that are directly or indirectly observable in the marketplace.

Level 3.	Unobservable inputs which are supported by little or no market activity.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of April 30, 2008 and indicates the fair value hierarchy of the valuation. There were no financial liabilities:

(in thousands) Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of April 30, 2008
Cash equivalents:
Time deposits	$3,298	$—	$—	$3,298
Money market mutual funds	210,936	—	—	210,936
Corporate notes and obligations	—	85,034	—	85,034
U.S. agency obligations	—	4,991	—	4,991

Marketable securities:
Corporate notes and obligations	—	235,517	—	235,517
U.S. treasury securities	6,318		—	6,318
U.S. agency obligations		130,250	—	130,250

Total	$220,552	$455,792	$—	$676,344

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), which includes certain changes in equity that is excluded from net income. Specifically, cumulative foreign currency translation adjustments and unrealized gains and losses on marketable securities, net of tax, are included in accumulated other comprehensive loss. Comprehensive income has been reflected in stockholders’ equity.

Comprehensive income consisted of the following (in thousands):

	Three months ended April 30,
	2008	2007
Net income	$9,555	$730
Translation and other adjustments	65	(363)
Unrealized loss on marketable securities	(1,432)	463

Total comprehensive income	$8,188	$830

The components of accumulated other comprehensive loss were as follows (in thousands):
	April 30, 2008	January 31, 2008
Foreign currency translation and other adjustments	$(4,825)	$(4,132)
Net unrealized gain on marketable securities	1,182	1,856

	$(3,643)	$(2,276)

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

A reconciliation of the denominator used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Three months ended April 30,
	2008	2007
Numerator:
Net income	$9,555	$730
Denominator:
Weighted-average shares outstanding for basic earnings per share, net of weighted-average shares of common stock subject to repurchase	119,778	114,987
Effect of dilutive securities:
Employee stock awards	4,636	5,648

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	124,414	120,635

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Outstanding unvested common stock purchased by employees is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding for basic earnings per share. As of April 30, 2008 there was no common stock subject to repurchase.

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact (in thousands). The dilutive securities are excluded when, for example, their exercise prices are greater than the average fair values of the Company’s common stock.

	Three months ended April 30,
	2008	2007
Stock awards	3,055	3,488

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts considered more likely than not to be realized.

The Company recorded a provision for income taxes of $10.3 million for the three months ended April 30, 2008, compared to a provision of $3.8 million during the same period a year ago.

The total income tax benefit recognized in the accompanying condensed consolidated statements of operations related to Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, was $6.4 million and $4.1 million for the three months ended April 30, 2008 and 2007, respectively.

A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes included in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Three months ended April 30,
	2008	2007
U.S. federal taxes at statutory rate	$7,483	$1,852
State, net of the federal benefit	1,235	362
Foreign losses providing no benefit	1,188	1,633
Foreign taxes in excess of the U.S. statutory rate	522	432
Tax credits	(600)	(600)
Non-deductible expenses	186	214
Other, net	297	(51)

	$10,311	$3,842

The Company records liabilities related to uncertain tax positions in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. There were no material changes to the Company’s unrecognized tax benefits for the three months ended April 30, 2008.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Tax positions for the Company and its subsidiaries are subject to income tax audits by many tax jurisdictions throughout the world. The Internal Revenue Service is currently examining the Company’s federal income tax return for the fiscal year ended January 31, 2006. This audit may possibly be completed within the next 12 months. Management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months. However, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.

Revenue Recognition

The Company derives its revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing its on-demand application service, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) related professional services and other revenue. Other revenues consist primarily of training fees. Because the Company provides its application as a service, the Company follows the provisions of the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company recognizes revenue when all of the following conditions are met:

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

Professional services and other revenues, when sold with subscription and support offerings, are accounted for separately when these services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value of each deliverable. When accounted for separately, revenues are recognized as the services are rendered for time and material contracts, and when the milestones are achieved and accepted by the customer for fixed price contracts. The majority of the Company’s consulting contracts are on a time and material basis. Training revenues are recognized after the services are performed. For revenue arrangements with multiple deliverables, such as an arrangement that includes subscription, premier support, consulting or training services, the Company allocates the total amount the customer will pay to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately.

In determining whether the consulting services can be accounted for separately from subscription and support revenues, the Company considers the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, the Company recognizes the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations, the Company defers only the direct costs of the consulting

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

arrangement and amortizes those costs over the same time period as the consulting revenue is recognized. As of April 30, 2008 and January 31, 2008, the deferred cost on the accompanying condensed consolidated balance sheet totaled $15.5 million and $13.9 million, respectively. These deferred costs are included in prepaid expenses and other current assets and other assets.

Deferred Revenue

Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s subscription service and is recognized as the revenue recognition criteria are met. The Company generally invoices its customers in quarterly or annual installments. Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year, noncancelable subscription agreements. Deferred revenue also includes certain deferred professional services fees which are recognized as revenue ratably over the subscription contract term. The Company defers the professional service fees in situations where the professional services and subscription contracts are accounted for as a single unit of accounting. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent.

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

Accounting for Stock-Based Compensation

The Company accounts for stock-based expenses pursuant to the provisions of SFAS 123R, which requires that all share-based payments, including grants of employee stock options, be recognized as an expense in the statement of operations based on their fair values over the vesting period, which is 4 years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three months ended April 30,
	2008	2007
Volatility	47%	46%
Weighted-average estimated life	4 years	4 years
Weighted-average risk-free interest rate	2.24-2.84%	4.41-4.46%
Dividend yield	—	—
Weighted-average fair value per share of grants	$21.29	$17.55

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The expected life of options was based on the simplified calculation of expected life, described in the SEC’s Staff Accounting Bulletins 107 and 110. Accordingly, the weighted-average estimated life assumption of 4 years was based on the average of the vesting term and the 5 year contractual lives of options awarded. The weighted-average risk free interest rate is based on the rate for a 4 year U.S. government security at the time of the option grant.

The Company estimated its future stock price volatility considering both observed option-implied volatilities and historical volatility calculations for both the Company and a group of peer comparable companies. Management believes this is the best estimate of the expected volatility over the 4 year weighted-average expected life of its option grants.

During the three months ended April 30, 2008 and 2007, the Company capitalized $541,000 and $561,000, respectively, of stock-based expenses related to internal-use software development and deferred professional services costs.

During the three months ended April 30, 2008, the Company recognized stock-based expense of $18.1 million. As of April 30, 2008, the aggregate stock compensation remaining to be amortized to costs and expenses was $230.6 million. The Company expects this stock compensation balance to be amortized as follows: $66.4 million during the remaining nine months of fiscal 2009; $77.9 million during fiscal 2010; $56.2 million during fiscal 2011; $29.5 million during fiscal 2012; and $0.6 million during fiscal 2013. The expected amortization reflects only outstanding stock awards as of April 30, 2008 and assumes no forfeiture activity. The Company expects to continue to issue share-based awards to its employees in future periods.

The Company grants stock options and restricted stock units to employees throughout the world. In certain foreign jurisdictions, the Company incurs a payroll or social tax cost when its employees exercise their vested awards. Pursuant to SFAS 123R, the payroll and social tax costs are recognized as an operating expense at the time of the exercise. As of April 30, 2008, the Company would incur as an operating expense in excess of $6.0 million for these taxes if all vested awards held by employees in these foreign jurisdictions were exercised. This amount is based on the number of vested awards held and the market price of the Company’s common stock. The timing of when employees in these foreign jurisdictions exercise their vested awards could materially affect the Company’s future results of operations in a particular period.

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

The Company has entered into service level agreements with a small number of its customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits or terminate their agreements in the event that the Company fails to meet those levels. As of April 30, 2008 and January 31, 2008, the reserve balance was approximately $0.4 million, respectively.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited and would be applicable for business combinations after the adoption date.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 or SFAS 160. The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of the pending adoption of SFAS 160 on its consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures About Derivative Instruments and Hedging Activities, or SFAS 161. This Standard enhances the disclosure requirements for derivative instruments and hedging activities. This Standard is effective January 1, 2009. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not affect the Company’s financial condition, results of operations or cash flows.

2. Balance Sheet Accounts

    Marketable Securities

At April 30, 2008, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$235,171	$1,116	$(770)	$235,517
U.S. treasury securities	6,288	30	—	6,318
U.S. agency obligations	129,444	1,017	(211)	130,250

	$370,903	$2,163	$(981)	$372,085

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

At January 31, 2008, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$276,866	$2,328	$(414)	$278,780
U.S. treasury securities	9,483	53	—	9,536
U.S. agency obligations	101,094	1,296	(1)	102,389

	$387,443	$3,677	$(415)	$390,705

	April 30, 2008	January 31, 2008
Recorded as follows (in thousands):
Short-term (due in one year or less)	$116,535	$171,748
Long-term (due between one and 3 years)	255,550	218,957

	$372,085	$390,705

As of April 30, 2008, the following investments were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$61,252	$(485)	$13,903	$(285)	$75,155	$(770)
U.S. agency obligations	44,712	(211)	—	—	44,712	(211)

	$105,964	$(696)	$13,903	$(285)	$119,867	$(981)

The unrealized losses are substantially attributable to changes in interest rates. The unrealized loss for each of these fixed rate investments ranged from less than $1,000 to $123,000. The Company has the ability and intent to hold these investments to maturity and does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of April 30, 2008. The Company expects to receive the full principal and interest on all of these investment securities.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	April 30, 2008	January 31, 2008
Deferred professional services costs	$10,754	$9,376
Prepaid expenses and other current assets	21,416	17,679

	$32,170	$27,055

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Fixed Assets

Fixed assets consisted of the following (in thousands):

	April 30, 2008	January 31, 2008
Computers, equipment and software	$45,560	$34,197
Furniture and fixtures	10,125	8,354
Leasehold improvements	42,514	36,279

	98,199	78,830
Less accumulated depreciation and amortization	(41,383)	(37,450)

	$56,816	$41,380

Depreciation and amortization expense totaled $5.4 million and $3.6 million for the three months ended April 30, 2008 and 2007, respectively.

In February 2008, the Company expanded one of its existing software license agreements to provide additional capacity in its business operations at a cost of $8.0 million. These software licenses are being depreciated over their useful life of 5 years.

Capitalized Software

Capitalized software consisted of the following (in thousands):

	April 30, 2008	January 31, 2008
Capitalized internal-use software development costs, net of accumulated amortization of $6,268 and $4,898, respectively	$15,163	$13,932
Acquired developed technology, net of accumulated amortization of $7,849 and $6,542, respectively	7,806	9,129

	$22,969	$23,061

Capitalized internal use software amortization expense totaled $1.4 million and $419,000 for the three months ended April 30, 2008 and 2007, respectively. Acquired developed technology amortization expense for the three months ended April 30, 2008 and 2007, was $1.3 million and $1.0 million, respectively.

Other Assets

Other assets consisted of the following (in thousands):

	April 30, 2008	January 31, 2008
Deferred professional services costs, noncurrent portion	$4,709	$4,546
Long-term deposits	6,600	6,682
Purchased intangible assets, net of accumulated amortization of $804 and $678, respectively	1,382	1,509
Other	2,197	1,144

	$14,888	$13,881

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	April 30, 2008	January 31, 2008
Accrued compensation	$40,239	$63,327
Accrued other liabilities	27,648	20,988
Accrued other taxes payable	15,754	19,564
Accrued professional costs	3,434	6,980
Accrued rent	15,521	15,137

	$102,596	$125,996

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

In addition to the 1999 Plan, the Company maintains the 2004 Equity Incentive Plan, the 2004 Employee Stock Purchase Plan and the 2004 Outside Directors Stock Plan. These plans, other than the 2004 Outside Directors Stock Plan, provide for annual automatic increases on February 1 to the shares reserved for issuance based on the lesser of (i) a specific percentage of the total number of shares outstanding at year end; (ii) a fixed number of shares; or (iii) a lesser number of shares set by the Company’s Board of Directors, all as specified in the respective plans. On February 1, 2008, 4.0 million additional shares were reserved under the 2004 Equity Incentive Plan pursuant to the automatic increase.

The 2004 Employee Stock Purchase Plan will not be implemented unless and until the Company’s Board of Directors authorizes the commencement of one or more offerings under the plan. No offering periods have been authorized to date.

In April 2006, the Company’s Board of Directors approved the 2006 Inducement Equity Incentive Plan (the “Inducement Plan”) that allows for stock option and other equity incentive grants to employees in connection with merger or acquisition activity. The total number of shares reserved for issuance under the Inducement Plan is 400,000 shares. As of April 30, 2008, there were 224,904 shares of common stock available for grant under the Inducement Plan.

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

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Stock plan activity for the three months ended April 30, 2008 is as follows:

	Shares Available for Grant	Options Outstanding
		Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2008	6,029,787	13,409,345	$27.83
Increase in options authorized:
2004 Equity Incentive Plan	4,000,000	—	—
Options granted under all plans	(779,770)	779,770	$54.37
Restricted stock unit activity	(295,780)	—	—
Stock grants to board members for board services and advisory board members	(12,750)	—	—
Exercised	—	(706,515)	$16.26
Restricted stock units cancelled	49,270	—	—
Options Cancelled	206,395	(206,395)	$37.09

Balance as of April 30, 2008	9,197,152	13,276,205	$29.87	$489,430,000

Vested or expected to vest		12,059,292	$28.85	$456,785,000

Exercisable at April 30, 2008		5,926,102	$15.72	$302,270,000

The total intrinsic value of the options exercised during the three months ended April 30, 2008 and 2007 were $29.9 million and $27.3 million, respectively.

The weighted-average remaining contractual life of vested and expected to vest options is approximately 5 years.

As of April 30, 2008, options to purchase 5,926,102 shares were vested at a weighted average exercise price of $15.72 per share and a remaining weighted-average remaining contractual life of approximately 5 years. The total intrinsic value of these vested options as of April 30, 2008 was $302.3 million.

As of April 30, 2008, no shares issued pursuant to exercises of options issued under the 1999 Plan remained subject to repurchase.

The following table summarizes information about stock options outstanding as of April 30, 2008:

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.40 to $6.00	1,907,533	5.01	$2.54	1,907,533	$2.54
$8.00 to $14.39	2,200,759	6.33	11.59	1,799,475	11.11
$15.00 to $29.35	2,333,895	5.17	24.63	1,050,087	23.71
$30.40 to $38.39	2,045,843	4.25	35.55	761,818	35.35
$39.35 to $52.28	2,261,826	4.57	44.47	407,189	40.60
$52.48 to $52.76	2,183,079	4.64	52.56	—	—
$54.22 to $63.98	343,270	4.73	60.07	—	—

	13,276,205		$29.87	5,926,102	$15.72

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Restricted stock unit activity for the three months ended April 30, 2008 is as follows:

	Restricted Stock Units Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2008	1,717,290	$0.001
Granted	295,780	0.001
Issued	(108,127)	0.001
Cancelled	(52,394)	0.001

Balance as of April 30, 2008	1,852,549	0.001	$123,620,000

Expected to vest	1,559,374		$104,060,000

The restricted stock units, which upon vesting entitles the holder to one share of common stock for each restricted stock unit, have an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and vest over 4 years. The Company first awarded restricted stock units in May 2006.

Common Stock

The following shares of common stock are available for future issuance at April 30, 2008:

Options outstanding	13,276,205
Restricted stock units outstanding	1,852,549
Stock available for future grant:
1999 Stock Option Plan	1,227,384
2004 Equity Incentive Plan	7,001,864
2006 Inducement Equity Incentive Plan	224,904
2004 Employee Stock Purchase Plan	1,000,000
2004 Outside Directors Stock Plan	743,000

25,325,906

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

4. Commitments and Contingencies

Letters of Credit

As of April 30, 2008, the Company had a total of $8.3 million in letters of credit outstanding for office space in San Francisco, California, New York City, Singapore, Sweden, United Kingdom, Australia and Switzerland. These letters of credit renew annually and mature at various dates through December 2015.

Leases

The Company leases office space and equipment under noncancelable operating leases with various expiration dates.

As of April 30, 2008, the future minimum lease payments are as follows (in thousands):

Operating Leases
Fiscal Period:
Remaining nine months in fiscal 2009	$63,697
Fiscal 2010	54,559
Fiscal 2011	42,770
Fiscal 2012	30,090
Fiscal 2013	27,245
Thereafter	66,155

Total minimum lease payments	$284,516

The Company’s agreements for the facilities and certain services provide the Company with the option to renew. The Company’s future contractual obligations would change if it were to exercise these options.

5. Legal Proceedings

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

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

In addition to the resource sharing with the Foundation, the Company issued the Foundation warrants in August 2002 to purchase 500,000 shares of common stock. Through April 30, 2008, the Foundation exercised all of these warrants. As of April 30, 2008, the Foundation held 228,000 shares of salesforce.com common stock. Additionally, the Company has donated subscriptions to the Company’s service to other qualified non-profit organizations. The fair value of these donated subscriptions is in excess of $2.0 million per month. The Company plans to continue providing free subscriptions to qualified non-profit organizations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our business strategy and our plan to build our business, the expenses associated with our data center capacity, our anticipated growth, trends in our business, new application service features, our strategy of acquiring or making investments in complementary companies, services and technologies, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the potential impact of any future litigation, the potential availability of additional tax assets in the future and related matters, the impact of expensing stock options, the sufficiency of our capital resources, and our strategy to become a platform player for on-demand applications, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We are the leading provider, based on revenues and market share, of software on demand, according to a July 2007 report by IDC. We provide a comprehensive CRM service to businesses of all sizes and industries worldwide.

We were founded in February 1999 and began offering our on-demand CRM application service in February 2000.

In order to increase our revenues and take advantage of our market opportunity, we will need to, among other things, continue to add substantial numbers of paying subscriptions, upgrade our customers to more fully featured versions such as our Unlimited Edition and provide high quality technical support to our customers. We plan to invest for future growth by expanding our data center capacity both domestically and internationally; hiring additional personnel, particularly in sales and other customer-related areas; expanding our domestic and international selling and marketing activities; increasing our research and development activities to upgrade and extend our service offerings and to develop new services and technologies; expanding the number of locations around the world where we conduct business; adding to our infrastructure to support our growth; and expanding our operational systems to manage a growing business. Additionally, in our effort to further strengthen and extend our service offering, we may in the future acquire or make investments in complementary companies, services and technologies.

We expect marketing and sales costs, which were 50 percent of our total revenues for the three months ended April 30, 2008 and 52 percent for the same period a year ago, to continue to represent a substantial portion of total revenues in the future as we seek to add more paying subscribers, build brand awareness and increase the number of marketing events that we sponsor.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2009, for example, refer to the fiscal year ended January 31, 2009.

Sources of Revenues

We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our on-demand application service, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) related professional services and other revenues. Other revenues consist primarily of training fees. Subscription and support revenues accounted for approximately 91 percent of our total revenues for the three months ended April 30, 2008. Subscription revenues are driven primarily by the number of paying subscribers of our service and the subscription price of our service. None of our customers accounted for more than 5 percent of our revenues during the three months ended April 30, 2008 and 2007, respectively.

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

We recognize revenue in accordance with the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” or SAB 104, and Emerging Issues Task Force, or EITF, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21. In determining whether professional services can be accounted for separately from subscription and support revenues, we consider a number of factors, which are described in “Critical Accounting Policies and estimates—Revenue Recognition” below. As we introduce new service offerings such as Unlimited Edition, Partner Edition and Salesforce Sandbox, we may not be able to establish objective and reliable evidence of fair value for these elements of our sales arrangements. As a result, when the professional services are sold together with subscription services that do not have objective and reliable evidence of fair value, the professional services fees cannot be accounted for separately, and the entire arrangement is accounted for as a single unit of accounting. In such situations, we recognize the entire arrangement fee ratably over the term of the subscription contract. Approximately 9 percent and 8 percent of our total deferred revenue as of April 30, 2008 and January 31, 2008, respectively, related to deferred professional services revenue.

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

We intend to continue to invest additional resources in our on-demand application service and in our consulting services. The timing of these additional expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in a particular quarterly period. For example, we have obtained additional data center capacity on the west and east coasts of the United States and we intend to open a data center in Asia during the fiscal year. We expect the annual cost of these resources to be significant.

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

Marketing and Sales. Marketing and sales expenses are our largest cost and consist primarily of salaries and related expenses, including stock-based expenses, for our sales and marketing staff, including commissions, payments to partners as referral fees, marketing programs and allocated overhead. Marketing programs consist of advertising, events, corporate communications and brand building and product marketing activities.

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

Joint Venture

In December 2000, we established a Japanese joint venture, Kabushiki Kaisha salesforce.com, with SunBridge, Inc., a Japanese corporation, to assist us with our sales efforts in Japan. As of April 30, 2008, we owned a 65 percent interest in the joint venture. Because of this majority interest, we consolidate the venture’s financial results, which are reflected in each revenue, cost of revenues and expense category in our consolidated statement of operations. We then record minority interest, which reflects the minority investors’ interest in the venture’s results, exclusive of intercompany charges. Through April 30, 2008, the operating performance and liquidity requirements of the Japanese joint venture have not been significant. While we plan to expand our selling and marketing activities in Japan in order to add new customers, we believe the future operating performance and liquidity requirements of the Japanese joint venture will not be significant.

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations we defer the direct costs of the consulting arrangement and amortize those costs over the same time period as the consulting revenue is recognized. The deferred cost on our condensed consolidated balance sheet totaled $15.5 million at April 30, 2008 and $13.9 million at January 31, 2008. Such amounts are included in prepaid expenses and other current assets and other assets.

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

During the three months ended April 30, 2008, we deferred $12.6 million of commission expenditures and we amortized $14.7 million to sales expense. During the same period a year ago, we deferred $9.2 million of commission expenditures and we amortized $9.1 million to sales expense. Deferred commissions on our condensed consolidated balance sheet totaled $50.0 million at April 30, 2008 and $52.1 million at January 31, 2008.

Accounting for Stock-Based Awards. We account for share-based compensation under SFAS 123R. We recognize the fair value of our stock awards on a straight-line basis over the requisite service period of the award, which is the vesting term of four years.

We recognized stock-based expense of $18.1 million, or 7 percent of revenue, during the three months ended April 30, 2008. The requirement to expense stock-based awards will continue to materially reduce our reported results of operations. As of April 30, 2008, we had an aggregate of $230.6 million of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. We currently expect this stock compensation balance to be amortized as follows: $66.4 million during the remaining nine months of fiscal 2009; $77.9 million during fiscal 2010; $56.2 million during fiscal 2011, $29.5 million during fiscal 2012 and $0.6 million during fiscal 2013. These amounts reflect only outstanding stock awards as of April 30, 2008 and assume no forfeiture activity. We expect to continue to issue share-based awards to our employees in future periods.

We grant stock options and restricted stock units to employees throughout the world. In certain foreign jurisdictions, we are obligated for the payroll or social tax costs when employees exercise their vested awards. Pursuant to SFAS 123R, we recognize as an operating expense the payroll and social tax costs at the time of the exercise. As of April 30, 2008, we would incur as an operating expense in excess of $6.0 million for these taxes if all vested awards outstanding by employees in these foreign jurisdictions were exercised. This amount is based on the number of vested awards held and the market price of our common stock as of April 30, 2008. The timing of when employees in these foreign jurisdictions exercise their vested awards could materially affect our future results of operations in a particular period.

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

As of April 30, 2008, there were 1,852,549 restricted stock units outstanding. We plan to continue awarding restricted stock units to our employees in the future. The restricted stock units, which upon vesting entitles the holder to one share of common stock for each restricted stock unit, have an exercise price of $0.001 per share, which is equal to the par value of our common stock, and vest over 4 years. The fair value of the restricted stock units is based on our closing stock price on the date of grant, and compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period.

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

Results of Operations

The following tables set forth selected data for each of the periods indicated and are in thousands. All data is unaudited.

	Three months ended April 30,
	2008	2007
Revenues:
Subscription and support	$225,341	$147,690
Professional services and other	22,281	14,722

Total revenues	247,622	162,412

Cost of revenues:
Subscription and support	28,710	20,184
Professional services and other	22,588	18,983

Total cost of revenues	51,298	39,167

Gross profit	196,324	123,245
Operating expenses:
Research and development	19,767	14,121
Marketing and sales	122,704	83,925
General and administrative	38,432	25,085

Total operating expenses	180,903	123,131
Income from operations	15,421	114
Interest, net	6,722	5,007
Other income (expense)	(763)	169

Income before provision for income taxes and minority interest	21,380	5,290
Provision for income taxes	(10,311)	(3,842)

Income before minority interest	11,069	1,448
Minority interest in consolidated joint venture	(1,514)	(718)

Net income	$9,555	$730

Basic net income per share	$0.08	$0.01
Diluted net income per share	0.08	0.01
Weighted-average number of shares used in per share amounts:
Basic	119,778	114,987
Diluted	124,414	120,635

In addition to the statement of operations data above:

Cash flow provided by operating activities	$83,832	$36,830

	As of
	April 30, 2008	January 31, 2008	April 30, 2007
Balance sheet data:
Cash, cash equivalents and marketable securities	$750,633	$669,800	$448,071
Deferred revenue, current and noncurrent	470,297	480,894	295,672

	Three months ended April 30,
	2008	2007
Revenues by geography:
Americas	$178,371	$124,452
Europe	45,164	25,574
Asia Pacific	24,087	12,386

	$247,622	$162,412

Cost of revenues and operating expenses include the following amounts related to stock-based awards.

	Three months ended April 30,
	2008	2007
Cost of revenues	$2,675	$1,774
Research and development	2,099	1,277
Marketing and sales	8,121	5,619
General and administrative	5,170	3,342

	$18,065	$12,012

The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Three months ended April 30,
	2008	2007
Revenues:
Subscription and support	91%	91%
Professional services and other	9	9

Total revenues	100	100

Cost of revenues:
Subscription and support	12	12
Professional services and other	9	12

Total cost of revenues	21	24

Gross profit	79	76
Operating expenses:
Research and development	8	9
Marketing and sales	50	52
General and administrative	15	15

Total operating expenses	73	76
Income from operations	6	—
Interest, net	3	3
Other income (expense)	—	—

Income before provision for income taxes and minority interest	9	3
Provision for income taxes	(4)	(2)

Income before minority interest	5	1
Minority interest in consolidated joint venture	(1)	(1)

Net income	4%	—%

	Three months ended April 30,
	2008	2007
Revenues by geography:
Americas	72%	77%
Europe	18	16
Asia Pacific	10	7

	100%	100%

	Three months ended April 30,
	2008	2007
Stock-based expenses:
Cost of revenues	1%	1%
Research and development	1	1
Marketing and sales	3	3
General and administrative	2	2

	7%	7%

Overview of the Three Months Ended April 30, 2008

During the three months ended April 30, 2008, net income was $9.6 million. Included in net income was $18.1 million of stock-based expenses. Net income during the same period a year ago was $730,000 and included $12.0 million of stock-based expenses.

Revenues during the three months ended April 30, 2008 were $247.6 million, an increase of 52 percent over the same period a year ago.

Our gross profit during the three months ended April 30, 2008 was $196.3 million, or 79 percent of revenues. Our operating income was $15.4 million or 6 percent of revenues and included stock-based expenses of $18.1 million or 7 percent of revenues. During the same period a year ago, we generated a gross profit of $123.2 million or 76 percent of revenues. For the three months ended April 30, 2007 we had $114,000 of operating income, and had net income of $730,000 which included $12.0 million of stock-based expense or 7 percent of revenues.

During the three months ended April 30, 2008, we invested for future growth in an effort to expand our business. Additionally, we added sales personnel to focus on adding new customers and increasing the sale of subscriptions to existing customers, developers to broaden and enhance our on-demand service and we invested in our infrastructure to meet the demands of an expanding business.

During the three months ended April 30, 2008, we generated $83.8 million of cash from operating activities, as compared to $36.8 million during the same period a year ago. At April 30, 2008, we had cash, cash equivalents and marketable securities of $750.6 million, as compared to $448.1 million at April 30, 2007, accounts receivable of $143.9 million at April 30, 2008, as compared to $105.0 million at April 30, 2007, and deferred revenue, current and non-current of $470.3 million at April 30, 2008, as compared to $295.7 million at April 30, 2007.

Three Months Ended April 30, 2008 and 2007

Revenues.

	Three Months Ended April 30,		Variance
(In thousands)	2008	2007	Dollars	Percent
Subscription and support	$225,341	$147,690	$77,651	53%
Professional services and other	22,281	14,722	7,559	51%

Total revenues	$247,622	$162,412	$85,210	52%

The growth in total revenues for the first three months of fiscal 2009 compared to the same period of fiscal 2008 was primarily attributed to a 53 percent increase in subscription and support revenue as a result of an increased number of paying subscriptions and customers. The increase of 51 percent in professional services and other revenue compared to the same period a year ago was attributed to the higher demand for services from an increased number of paying subscriptions and customers.

Revenues in Europe and Asia Pacific accounted for $69.3 million, or 28 percent of total revenues, for the three months ended April 30, 2008, compared to $38.0 million, or 23 percent of total revenues, for the same period a year ago. The increase in revenues outside of the Americas was the result of our efforts to expand internationally. Additionally, the positive effect of the weaker value of the U.S. dollar relative to foreign currencies also contributed to the increase in total revenues in the three months ended April 30, 2008 as compared to the same period a year ago. The foreign currency impact compared to the same period a year ago was $7.9 million. As part of our overall growth, we expect the percentage of our revenue generated in Europe and Asia Pacific to continue to increase as a larger percentage of our total revenues world wide.

Cost of Revenues.

	Three Months Ended April 30,		Variance Dollars
(In thousands)	2008	2007
Subscription and support	$28,710	$20,184	$8,526
Professional services and other	22,588	18,983	3,605

Total cost of revenues	$51,298	$39,167	$12,131

Percent of total revenues	21%	24%

The increase in absolute dollars was primarily due to an increase of $1.8 million in employee-related costs, an increase of $0.9 million in stock-based expenses, an increase of $2.9 million in service delivery costs, primarily due to incremental data center capacity, an increase of $1.4 million in depreciation and amortization expenses, an increase of $3.3 million in outside subcontractor and other service costs, and an increase of $1.2 million in allocated overhead. The impact of increasing the utilization of existing professional services staff, utilizing more outside subcontractors and not increasing professional services headcount resulted in the cost of professional services and other revenues to approximate revenue for the three months ended April 30, 2008. Professional services headcount did not increase when compared to April 30, 2007, but headcount to support subscription and support services increased by 39 percent when compared to the same period a year ago.

We intend to continue to invest additional resources in our on-demand application service and in our capacity to deliver professional services. The timing of these additional expenses, as well as the costs of our new data center in Asia, will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues. Additionally, we expect the cost of professional services and other revenue to continue to approximate the related revenue during the remainder of fiscal 2009.

Research and Development.

	Three Months Ended April 30,		Variance Dollars
(In thousands)	2008	2007
Research and development	$19,767	$14,121	$5,646
Percent of total revenues	8%	9%

This increase in absolute dollars was primarily due to an increase of $3.9 million in employee-related costs, an increase of $0.8 million in stock-based expenses, and an increase of $0.9 million in allocated overhead. We increased our research and development headcount by 28 percent since April 30, 2007 in order to upgrade and extend our service offerings and develop new technologies.

Marketing and Sales.

	Three Months Ended April 30,		Variance Dollars
(In thousands)	2008	2007
Marketing and sales	$122,704	$83,925	$38,779
Percent of total revenues	50%	52%

The increase in absolute dollars was primarily due to an increase of $22.9 million in employee-related costs, $2.5 million in stock-based expenses, $2.2 million in advertising costs, $5.2 million in marketing and event costs, $0.5 million in partner referral fees and $4.7 million in allocated overhead. Our marketing and sales headcount increased by 30 percent since April 30, 2007 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative.

	Three Months Ended April 30,		Variance Dollars
(In thousands)	2008	2007
General and administrative	$38,432	$25,085	$13,347
Percent of total revenues	15%	15%

The increase in absolute dollars was primarily due to the increases in employee-related costs of $11.7 million and stock-based expenses of $1.8 million. Our general and administrative head count increased by 38 percent since April 30, 2007 as we added personnel to support our growth.

Operating Income.

	Three Months Ended April 30,		Variance Dollars
(In thousands)	2008	2007
Operating income	$15,421	$114	$15,307
Percent of total revenues	6%	0%

We generated operating income of $15.4 million in the first quarter of fiscal 2009, compared to operating income of $114,000 during the same period a year ago. Operating income for the three months ended April 30, 2008 included $18.1 million of stock-based expense compared to $12.0 million for the same period a year ago.

Interest, Net.

	Three Months Ended April 30,		Variance Dollars
(In thousands)	2008	2007
Interest, net	$6,722	$5,007	$1,715
Percent of total revenues	3%	3%

Interest income consists of investment income on cash and marketable securities balances. Interest income increased 34 percent for the three months ended April 30, 2008 compared to the same period a year ago primarily due to increased marketable securities balances resulting from the cash generated by operating activities and the proceeds of stock option activity.

Other Income (expense).

	Three Months Ended April 30,		Variance Dollars
(In thousands)	2008	2007
Other Income (expense)	$(763)	$169	$(932)
Percent of total revenues	0%	0%

Other income (expense) primarily consists of foreign currency translation adjustments. Other expense increased due to realized and unrealized losses on foreign currency translations for the three months ended April 30, 2008 compared to the same period a year ago.

Provision for Income Taxes.

	Three Months Ended April 30,		Variance Dollars
(In thousands)	2008	2007
Provision for income taxes	$(10,311)	$(3,842)	$6,469
Effective tax rate	48%	73%

Our effective tax rate for the three months ended April 30, 2008 was 48 percent compared to 73 percent for the same period a year ago. The decrease in our first quarter effective tax rate was attributed to a reduced proportion of foreign losses for which no tax benefit can be realized. The total income tax benefit recognized in the accompanying condensed consolidated statement of operations related to SFAS 123R was $6.4 million for the three months ended April 30, 2008 as compared to $4.1 million for the same period a year ago. See Note 1 “Summary of Business and Significant Accounting Policies” for our reconciliation of income taxes at the statutory federal rate to the provision for income taxes.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited and would be applicable for business combinations after the adoption date.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 or SFAS 160. The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact of the pending adoption of SFAS 160 on our consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures About Derivative Instruments and Hedging Activities, or SFAS 161. This Standard enhances the disclosure requirements for derivative instruments and hedging activities. This Standard is effective January 1, 2009. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not affect our financial condition, results of operations or cash flows.

Liquidity and Capital Resources

As of April 30, 2008, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $750.6 million and accounts receivable of $143.9 million.

Net cash provided by operating activities was $83.8 million during the three months ended April 30, 2008 and $36.8 million during the same period a year ago. The improvement in cash flow was due primarily to the increased number of customers to our service. Cash provided by operating activities has historically been affected by sales of subscriptions and support and professional services, changes in working capital accounts, particularly increases in accounts receivable and deferred revenue and the timing of commission and bonus payments, and add-backs of non-cash expense items such as depreciation and amortization and the expense associated with stock-based awards.

Net cash used in investing activities was $7.6 million during the three months ended April 30, 2008 and was $50.2 million during the same period a year ago. The net cash used in investing activities during the three months ended April 30, 2008 primarily related to the investment of operating cash balances and capital expenditures associated with leasehold improvements and the purchase of software licenses, computer equipment and furniture and fixtures as we have expanded our infrastructure, number of offices around the world and work force. In February 2008, we expanded one of our existing software license agreements to provide additional capacity in our business operations at a cost of $8.0 million.

Net cash provided by financing activities was $24.2 million during the three months ended April 30, 2008 and $14.4 million during the same period a year ago. During the three months ended April 30, 2008, net cash provided by financing activities consisted of $11.5 million of proceeds from the exercise of employee stock options and $12.7 million of excess tax benefits from employee stock plans.

As of April 30, 2008, we had a total of $8.3 million in letters of credit outstanding for office space in San Francisco, California, New York City, Singapore, United Kingdom, Australia, Sweden and Switzerland. To date, no amounts have been drawn against the letters of credit, which renew annually and mature at various dates through December 2015.

We do not have any special purpose entities, and other than operating leases, we do not engage in off-balance sheet financing arrangements. Additionally, we currently do not have a bank line of credit. Our principal commitments consist of obligations under leases for office space, co-location facilities for data center capacity, the development and test data center, computer equipment and furniture and fixtures.

As of April 30, 2008, our future minimum lease payments under noncancelable operating leases are as follows (in thousands):

Operating Leases
Fiscal Period:
Remaining nine months in fiscal 2009	$63,697
Fiscal 2010	54,559
Fiscal 2011	42,770
Fiscal 2012	30,090
Fiscal 2013	27,245
Thereafter	66,155

Total minimum lease payments	$284,516

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

Interest rate sensitivity

We had cash, cash equivalents and marketable securities totaling $750.6 million at April 30, 2008. These amounts were invested primarily in money market funds and instruments, corporate notes and bonds, government securities and other debt securities with credit ratings of at least single A or better. The cash, cash equivalents and short-term marketable securities are held for working capital purposes with capital preservation as the primary objective. We do not enter into investments for trading or speculative purposes.

Our fixed-income portfolio is subject to interest rate risk. An immediate increase or decrease in interest rates of 100-basis points could result in a $4.0 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

At January 31, 2008, we had cash, cash equivalents and marketable securities totaling $669.8 million. The fixed-income portfolio was also subject to interest rate risk. Changes in interest rates of 100-basis points would have resulted in market value changes of $3.2 million.

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

(b) Changes in internal control over financial reporting

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the quarter covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2008. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.

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

Interruptions or delays in service from our third-party datacenter hosting facilities could impair the delivery of our service and harm our business.

We currently serve our customers from a third-party datacenter hosting facility located on the west coast of the United States and we plan to begin to serve some customers from a third-party datacenter hosting facility located on the east coast of the United States. Additionally, we plan to be serving customers from a new data center hosting facility we will be adding in Asia during fiscal 2009. Any damage to, or failure of, our systems generally could result in interruptions in our service. As we continue to add capacity in our existing and future data centers, we may move or transfer data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Further, any damage to, or failure of, our systems generally could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

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

Our quarterly operating results are likely to fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Moreover, our stock price may be based on expectations of our future performance that may be unrealistic or that may not be met. Some of the important factors that could cause our revenues and operating results to fluctuate from quarter to quarter include:

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ requirements;

•	the renewal rates for our service;

•	changes in our pricing policies whether initiated by us or as a result of intense competition;

•	the cost, timing and management effort for the introduction of new features to our service;

•	the rate of expansion and productivity of our sales force;

•	the length of the sales cycle for our service;

•	new product and service introductions by our competitors;

•	our success in selling our service to large enterprises;

•	variations in the revenue mix of editions of our service;

•	technical difficulties or interruptions in our service;

•	expenses related to increasing our data center capacity and expanding our data centers domestically and internationally;

•	changes in foreign currency exchange rates;

•	changes in interest rates;

•	changes in the effective tax rates;

•	general economic conditions could adversely affect our customers’ ability or willingness to purchase our application service, which could adversely affect our operating results;

•	the timing of additional investments in our on-demand application service and in our consulting service;

•	regulatory compliance costs;

•	the timing of customer payments and payment defaults by customers;

•	costs associated with acquisitions of companies and technologies;

•	extraordinary expenses such as litigation or other dispute-related settlement payments;

•	the impact of new accounting pronouncements;

•	the adverse financial statement impact of having to expense stock options; and

•	the timing of payroll and social tax expense which is triggered when employees in foreign jurisdictions exercise their vested stock options.

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

The market for on-demand application services is not as mature as the market for packaged enterprise software, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of enterprises, large and small, to increase their use of on-demand application services in general, and for CRM in particular. Many enterprises have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to an on-demand application service. Furthermore, some enterprises may be reluctant or unwilling to use on-demand application services because they have concerns regarding the risks associated with security capabilities, among other things, of the technology delivery model associated with these services. If enterprises do not perceive the benefits of on-demand application services, then the market for these services may not develop at all, or it may develop more slowly than we expect, either of which would significantly adversely affect our operating results. In addition, we may make errors in predicting and reacting to relevant business trends, which could harm our business.

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

Because we sell our service throughout the world, we are subject to risks and challenges that we would otherwise not face if we conducted our business only in the United States. For example, sales in Europe and Asia Pacific together represent over 25 percent of our total revenues, and we intend to continue to expand our international sales efforts. The risks and challenges associated with sales to customers outside the United States include:

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

To continue to execute on our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software and Internet-related services and senior sales executives. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, job candidates and existing employees often consider the value of the stock awards they are to receive in connection with their employment. Volatility in the price of our stock and the cost to expense stock options may discourage us from granting the size or type of stock awards that job candidates require to join our company. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

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

•	delays in customer purchases due to uncertainty and the inability to maintain relationships with customers of the acquired businesses; and

•	the need to implement controls, procedures and policies appropriate for a public company at companies that prior to the acquisition lacked such controls, procedures and policies.

•	challenges caused by distance, language and cultural differences.

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

The trading prices of the securities of technology companies have been highly volatile. Accordingly, the trading price of our common stock has been and is likely to continue to be subject to wide fluctuations. For example, during the three months ended April 30, 2008, the trading price of our common stock has ranged from a closing price of $47.88 to $68.28 per share. Factors affecting the trading price of our common stock include:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibits

The Exhibits listed below are filed as part of this Form 10-Q.

Exhibit 3.1(1)	Amended and Restated Certificate of Incorporation of salesforce.com, inc.
Exhibit 3.2(2)	Amended and Restated Bylaws of salesforce.com, inc.
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s registration statement on Form S-1 (No. 333-111289) Amendment No. 3 as filed with the Securities and Exchange Commission on April 20, 2004.
(2)	Incorporated by reference from the Company’s Form 8-K as filed with the Securities and Exchange Commission on December 7, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 23, 2008

salesforce.com, inc.

/s/ Graham Smith
Graham Smith Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)