Form 10-Q
period 2008-07-31
SALESFORCE COM INC
filed 2008-08-22
CIK 1108524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2008

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

As of July 31, 2008, there were approximately 121.0 million shares of the Registrant’s Common Stock outstanding.

salesforce.com, inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

salesforce.com, inc.

Condensed Consolidated Balance Sheets

(in thousands)

	July 31, 2008	January 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$427,043	$279,095
Short-term marketable securities	151,298	171,748
Accounts receivable, net	146,982	220,061
Deferred commissions	35,751	35,679
Deferred income taxes	7,906	7,173
Prepaid expenses and other current assets	33,148	27,055

Total current assets	802,128	740,811
Marketable securities, noncurrent	245,076	218,957
Fixed assets, net	56,643	41,380
Deferred commissions, noncurrent	14,615	16,435
Deferred income taxes, noncurrent	34,989	26,512
Capitalized software, net	24,218	23,061
Goodwill	8,556	8,556
Other assets, net	17,318	13,881

Total assets	$1,203,543	$1,089,593

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,428	$7,478
Accrued expenses and other current liabilities	117,180	125,996
Income taxes payable	1,269	3,622
Deferred revenue	466,948	468,821

Total current liabilities	599,825	605,917
Income taxes payable, noncurrent	10,289	8,465
Long-term lease abandonment liability and other	2,986	2,136
Deferred revenue, noncurrent	12,598	12,073
Minority interest	11,869	8,943

Total liabilities	637,567	637,534

Commitments and contingencies

Stockholders’ equity:
Common stock	121	119
Additional paid-in capital	568,078	471,802
Accumulated other comprehensive loss	(4,188)	(2,276)
Retained earnings (deficit)	1,965	(17,586)

Total stockholders’ equity	565,976	452,059

Total liabilities and stockholders’ equity	$1,203,543	$1,089,593

See accompanying Notes to Condensed Consolidated Financial Statements.

salesforce.com, inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended July 31,		Six months ended July 31,
	2008	2007	2008	2007
Revenues:
Subscription and support	$239,720	$159,998	$465,061	$307,688
Professional services and other	23,357	16,581	45,638	31,303

Total revenues	263,077	176,579	510,699	338,991

Cost of revenues (1):
Subscription and support	30,668	22,375	59,378	42,559
Professional services and other	23,423	19,037	46,011	38,020

Total cost of revenues	54,091	41,412	105,389	80,579

Gross profit	208,986	135,167	405,310	258,412
Operating expenses (1):
Research and development	24,033	15,096	43,800	29,217
Marketing and sales	130,774	90,216	253,478	174,141
General and administrative	38,081	26,508	76,513	51,593

Total operating expenses	192,888	131,820	373,791	254,951
Income from operations	16,098	3,347	31,519	3,461
Interest, net	6,708	5,615	13,430	10,622
Other income (expense)	(840)	280	(1,603)	449

Income before provision for income taxes and minority interest	21,966	9,242	43,346	14,532
Provision for income taxes	(10,558)	(4,653)	(20,869)	(8,495)

Income before minority interest	11,408	4,589	22,477	6,037
Minority interest in consolidated joint venture	(1,412)	(854)	(2,926)	(1,572)

Net income	$9,996	$3,735	$19,551	$4,465

Basic net income per share	$0.08	$0.03	$0.16	$0.04
Diluted net income per share	0.08	0.03	0.16	0.04
Weighted-average number of shares used in per share amounts:
Basic	120,863	116,294	120,321	115,637
Diluted	125,626	121,333	125,091	120,993
(1) Amounts include stock-based expenses, as follows:

	Three months ended July 31,		Six months ended July 31,
	2008	2007	2008	2007
Cost of revenues	$2,657	$1,965	$5,332	$3,739
Research and development	2,259	1,510	4,358	2,787
Marketing and sales	8,749	6,265	16,870	11,884
General and administrative	5,219	3,691	10,389	7,033

	$18,884	$13,431	$36,949	$25,443

See accompanying Notes to Condensed Consolidated Financial Statements.

salesforce.com, inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended July 31,		Six months ended July 31,
	2008	2007	2008	2007
Operating activities
Net income	$9,996	$3,735	$19,551	$4,465
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in consolidated joint venture	1,412	854	2,926	1,572
Depreciation and amortization	8,870	6,045	17,028	10,893
Amortization of deferred commissions	13,907	9,644	28,630	18,683
Expense related to stock-based awards	18,884	13,431	36,949	25,443
Excess tax benefits from employee stock plans	(11,843)	(8,920)	(24,541)	(15,206)
Changes in assets and liabilities	11,849	9,865	56,364	25,634

Net cash provided by operating activities	53,075	34,654	136,907	71,484

Investing activities
Changes in marketable securities	(25,118)	(13,735)	(8,578)	(47,947)
Capital expenditures	(13,036)	(10,104)	(37,213)	(26,061)

Net cash used in investing activities	(38,154)	(23,839)	(45,791)	(74,008)

Financing activities
Proceeds from the exercise of stock options	22,525	15,404	34,010	23,704
Excess tax benefits from employee stock plans	11,843	8,920	24,541	15,206
Principal payments on capital lease obligations	—	(6)	(5)	(163)

Net cash provided by financing activities	34,368	24,318	58,546	38,747

Effect of exchange rate changes	(794)	324	(1,714)	118

Net increase in cash and cash equivalents	48,495	35,457	147,948	36,341
Cash and cash equivalents at beginning of period	378,548	87,492	279,095	86,608

Cash and cash equivalents at end of period	$427,043	$122,949	$427,043	$122,949

Supplemental cash flow disclosure:
Cash paid during the period for:
Income taxes, net of tax refunds	$1,178	$683	$5,415	$865

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of July 31, 2008 and the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three and six months ended July 31, 2008 and 2007, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2008 was derived from the audited consolidated financial statements which are included in the Company’s Form 10-K for the fiscal year ended January 31, 2008, which was filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2008. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s fiscal 2008 Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of July 31, 2008, and its results of operations and its cash flows for the three and six months ended July 31, 2008 and 2007. All adjustments are of a normal recurring nature. The results for the three and six months ended July 31, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2009.

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

Additionally, the Company holds a majority interest in Kabushiki Kaisha salesforce.com (“Salesforce Japan”), a Japanese joint venture. As of July 31, 2008, the Company owned a 65 percent interest in the joint

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

venture. Given the Company’s majority ownership interest in the joint venture, the accounts of the joint venture have been consolidated with the accounts of the Company, and a minority interest has been recorded for the minority investors’ interests in the net assets and operations of the joint venture to the extent of the minority investors’ individual investments. The Company records gains and losses resulting from the change of interest in Salesforce Japan directly to stockholders’ equity as additional paid-in capital.

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

Concentrations of Credit Risk and Significant Customers

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits. Collateral is not required for accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with delinquent accounts.

No customer accounted for more than 5 percent of accounts receivable at July 31, 2008 and January 31, 2008. No customer accounted for 5 percent or more of total revenue during the three and six month periods ended July 31, 2008 and 2007.

As of July 31, 2008 and January 31, 2008, assets located outside the Americas was 14 percent of total assets for both periods. Revenues by geographical region are as follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2008	2007	2008	2007
Revenues by geography:
Americas	$188,563	$133,343	$366,934	$257,795
Europe	49,356	29,160	94,520	54,734
Asia Pacific	25,158	14,076	49,245	26,462

	$263,077	$176,579	$510,699	$338,991

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, which primarily consists of cash on deposit with banks, is stated at cost, which approximates fair value.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Marketable Securities

Management determines the appropriate classification of investments in marketable securities at the time of purchase in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and reevaluates such determination at each balance sheet date. Securities, which are classified as available for sale, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable such as quoted prices, interest rates and yield curves. Realized gains and losses on the sale of available for sale securities were less than 2 percent of interest income for the three and six months ended July 31, 2008. Declines in value judged to be other-than-temporary on securities available for sale are included as a component of interest income. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of interest income.

Fair Value Measurement

Effective February 1, 2008, the Company implemented Statement of Financial Accounting Standards No. 157, Fair Value Measurement, or SFAS 157, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities until February 1, 2009. The Company is evaluating the impact, if any, SFAS 157 will have.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of July 31, 2008 and indicates the fair value hierarchy of the valuation. There were no financial liabilities to be re-measured and reported at fair value:

(in thousands) Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of July 31, 2008
Cash equivalents:
Time deposits	$559	$—	$—	$559
Money market mutual funds	279,452	—	—	279,452
Corporate notes and obligations	—	65,966	—	65,966
Marketable securities:
Corporate notes and obligations	—	233,878	—	233,878
U.S. treasury securities	3,279			3,279
U.S. agency obligations	—	159,217	—	159,217

Total	$283,290	$459,061	$—	$742,351

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), which includes certain changes in equity that is excluded from net income. Primarily, cumulative foreign currency translation adjustments and unrealized gains and losses on marketable securities, net of tax, are included in accumulated other comprehensive loss. Comprehensive income has been reflected in stockholders’ equity.

Comprehensive income consisted of the following (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2008	2007	2008	2007
Net income	$9,996	$3,735	$19,551	$4,465
Translation and other adjustments	(246)	65	(181)	(298)
Unrealized (loss) gain on marketable securities	(299)	(72)	(1,731)	391

Total comprehensive income	$9,451	$3,728	$17,639	$4,558

The components of accumulated other comprehensive loss were as follows (in thousands):
			July 31, 2008	January 31, 2008
Foreign currency translation and other adjustments			$(4,541)	$(4,132)
Net unrealized gain on marketable securities			353	1,856

			$(4,188)	$(2,276)

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

A reconciliation of the denominator used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2008	2007	2008	2007
Numerator:
Net income	$9,996	$3,735	$19,551	$4,465
Denominator:
Weighted-average shares outstanding for basic earnings per share, net of weighted-average shares of common stock subject to repurchase	120,863	116,294	120,321	115,637
Effect of dilutive securities:
Employee stock awards and warrants	4,763	5,039	4,770	5,356

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	125,626	121,333	125,091	120,993

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Outstanding unvested common stock purchased by employees is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding for basic earnings per share. As of July 31, 2008 there was no common stock subject to repurchase.

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact (in thousands). The dilutive securities are excluded when, for example, their exercise prices are greater than the average fair values of the Company’s common stock.

	Three months ended July 31,		Six months ended July 31,
	2008	2007	2008	2007
Stock awards	3,256	3,541	3,154	3,557

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

The total income tax benefit recognized in the accompanying condensed consolidated statements of operations related to Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, was $13.0 million and $8.5 million for the six months ended July 31, 2008 and 2007, respectively.

A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes included in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Six months ended July 31,
	2008	2007
U.S. federal taxes at statutory rate	$15,171	$5,086
State, net of the federal benefit	2,468	946
Foreign losses providing no benefit	2,112	1,563
Foreign taxes in excess of the U.S. statutory rate	1,579	880
Tax credits	(1,119)	(1,378)
Non-deductible expenses	407	535
Other, net	251	863

	$20,869	$8,495

The Company records liabilities related to uncertain tax positions in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. There were no material changes to the Company’s unrecognized tax benefits for the three and six months ended July 31, 2008.

Tax positions for the Company and its subsidiaries are subject to income tax audits by many tax jurisdictions throughout the world. The Internal Revenue Service completed the examination of the Company’s

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

federal income tax return for the fiscal year ended January 31, 2006. No adjustment was made as a result of the examination. Management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months. However, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, the Company considers the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, the Company recognizes the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations, the Company defers only the direct costs of the consulting arrangement and amortizes those costs over the same time period as the consulting revenue is recognized. As of July 31, 2008 and January 31, 2008, the deferred cost on the accompanying condensed consolidated balance sheet totaled $16.5 million and $13.9 million, respectively. These deferred costs are included in prepaid expenses and other current assets and other assets.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation pursuant to the provisions of SFAS 123R, which requires that all share-based payments, including grants of employee stock options, be recognized as an expense in the statement of operations based on their fair values over the vesting period, which is 4 years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three months ended July 31,		Six months ended July 31,
	2008	2007	2008	2007
Volatility	47%	46%	47%	46%
Weighted-average estimated life	4 years	4 years	4 years	4 years
Weighted-average risk-free interest rate	2.82-3.08%	4.46-4.55%	2.24-3.08%	4.41-4.55%
Dividend yield	—	—	—	—
Weighted-average fair value per share of grants	$27.01	$18.24	$22.91	$18.05

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

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The Company estimated its future stock price volatility considering both observed option-implied volatilities and historical volatility calculations for both the Company and a group of peer comparable companies. Management believes this is the best estimate of the expected volatility over the 4 year weighted-average expected life of its option grants.

During the three months ended July 31, 2008 and 2007, the Company capitalized $504,000 and $606,000, respectively, of stock-based expenses related to capitalized internal-use software development and deferred professional services costs and $1.0 million and $1.2 million for the six months ended July 31, 2008 and 2007, respectively.

During the six months ended July 31, 2008, the Company recognized stock-based expense of $36.9 million. As of July 31, 2008, the aggregate stock compensation remaining to be amortized to costs and expenses was $229.4 million. The Company expects this stock compensation balance to be amortized as follows: $46.6 million during the remaining six months of fiscal 2009; $83.7 million during fiscal 2010; $61.8 million during fiscal 2011; $34.9 million during fiscal 2012; and $2.4 million during fiscal 2013. The expected amortization reflects only outstanding stock awards as of July 31, 2008 and assumes no forfeiture activity.

The Company grants stock options and restricted stock units to employees throughout the world. In certain foreign jurisdictions, the Company incurs a payroll or social tax cost when its employees exercise their vested awards. Pursuant to SFAS 123R, the payroll and social tax costs are recognized as an operating expense at the time of the exercise. As of July 31, 2008, the Company would incur as an operating expense in excess of $5.0 million for these taxes if all vested awards held by employees in these foreign jurisdictions were exercised. This amount is based on the number of vested awards held and the market price of the Company’s common stock. The timing of when employees in these foreign jurisdictions exercise their vested awards could materially affect the Company’s future results of operations in a particular period.

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

The Company has entered into service level agreements with a small number of its customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits or terminate their agreements in the event that the Company fails to meet those levels. As of July 31, 2008 and January 31, 2008, the reserve balance was approximately $0.4 million, respectively.

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

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations. This standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited and would be applicable for business combinations after the adoption date.

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

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for the Company beginning February 1, 2009. The Company is currently evaluating the potential impact of the adoption of FSP 142-3 on its consolidated financial statements.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

2. Balance Sheet Accounts

    Marketable Securities

At July 31, 2008, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$233,836	$788	$(746)	$233,878
U.S. treasury securities	3,258	21	—	3,279
U.S. agency obligations	158,927	646	(356)	159,217

	$396,021	$1,455	$(1,102)	$396,374

At January 31, 2008, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$276,866	$2,328	$(414)	$278,780
U.S. treasury securities	9,483	53	—	9,536
U.S. agency obligations	101,094	1,296	(1)	102,389

	$387,443	$3,677	$(415)	$390,705

	July 31, 2008	January 31, 2008
Recorded as follows (in thousands):
Short-term (due in one year or less)	$151,298	$171,748
Long-term (due between one and 3 years)	245,076	218,957

	$396,374	$390,705

At July 31, 2008, the following investments were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$58,375	$(503)	$16,943	$(243)	$75,318	$(746)
U.S. agency obligations	70,632	(356)	—	—	70,632	(356)

	$129,007	$(859)	$16,943	$(243)	$145,950	$(1,102)

The unrealized loss for each of these fixed rate investments ranged from less than $1,000 to $204,000. The Company has the ability and intent to hold these investments to maturity and does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of July 31, 2008. The Company expects to receive the full principal and interest on all of these investment securities.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	July 31, 2008	January 31, 2008
Deferred professional services costs	$11,711	$9,376
Prepaid expenses and other current assets	21,437	17,679

	$33,148	$27,055

Fixed Assets

Fixed assets consisted of the following (in thousands):

	July 31, 2008	January 31, 2008
Computers, equipment and software	$48,196	$34,197
Furniture and fixtures	10,727	8,354
Leasehold improvements	43,998	36,279

	102,921	78,830
Less accumulated depreciation and amortization	(46,278)	(37,450)

	$56,643	$41,380

Depreciation and amortization expense totaled $5.9 million and $4.3 million for the three months ended July 31, 2008 and 2007, respectively, and $11.3 million and $7.9 million for the six months ended July 31, 2008 and 2007, respectively.

In February 2008, the Company expanded one of its existing software license agreements to provide additional capacity in its business operations at a cost of $8.0 million. These software licenses are being depreciated over their useful life of 5 years.

Capitalized Software

Capitalized software consisted of the following (in thousands):

	July 31, 2008	January 31, 2008
Capitalized internal-use software development costs, net of accumulated amortization of $7,815 and $4,898, respectively	$16,052	$13,932
Acquired developed technology, net of accumulated amortization of $9,285 and $6,542, respectively	8,166	9,129

	$24,218	$23,061

Capitalized internal use software amortization expense totaled $1.6 million and $0.5 million for the three months ended July 31, 2008 and 2007, respectively. Acquired developed technology amortization expense for the three months ended July 31, 2008 and 2007, was $1.4 million and $1.3 million, respectively. Capitalized internal use software amortization expense totaled $2.9 million and $0.9 million for the six months ended July 31, 2008 and 2007, respectively. Acquired developed technology amortization expense for the six months ended July 31, 2008 and 2007, was $2.7 million and $2.3 million, respectively.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Other Assets

Other assets consisted of the following (in thousands):

	July 31, 2008	January 31, 2008
Deferred professional services costs, noncurrent portion	$4,839	$4,546
Long-term deposits	5,711	6,682
Purchased intangible assets, net of accumulated amortization of $931 and $678, respectively	1,255	1,509
Other	5,513	1,144

	$17,318	$13,881

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	July 31, 2008	January 31, 2008
Accrued compensation	$53,786	$63,327
Accrued other liabilities	25,293	20,988
Accrued other taxes payable	17,782	19,564
Accrued professional costs	4,807	6,980
Accrued rent	15,512	15,137

	$117,180	$125,996

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

In April 2006, the Company’s Board of Directors approved the 2006 Inducement Equity Incentive Plan (the “Inducement Plan”) that allows for stock option and other equity incentive grants to employees in connection

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

with merger or acquisition activity. The total number of shares reserved for issuance under the Inducement Plan is 400,000 shares. As of July 31, 2008, there were 224,904 shares of common stock available for grant under the Inducement Plan.

Prior to February 1, 2006, options issued under the Company’s stock option plans were generally for periods not to exceed 10 years and were issued at fair value of the shares of common stock on the date of grant as determined by the trading price of such stock on the New York Stock Exchange. After February 1, 2006, options issued to employees are for periods not to exceed 5 years which is the contractual life. Grants made pursuant to the 2004 Equity Incentive Plan and the Inducement Plan do not provide for the immediate exercise of options.

Stock plan activity for the six months ended July 31, 2008 is as follows:

	Shares Available for Grant	Options Outstanding
		Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2008	6,029,787	13,409,345	$27.83
Increase in options authorized:
2004 Equity Incentive Plan	4,000,000	—	—
Options granted under all plans	(1,087,510)	1,087,510	$58.17
Restricted stock units granted	(493,085)	—	—
Stock grants to board members for board services and advisory board members	(25,500)	—	—
Exercised	—	(1,821,365)	$18.67
Restricted stock units cancelled	82,008	—	—
Options cancelled	284,904	(284,904)	$38.29

Balance as of July 31, 2008	8,790,604	12,390,586	$31.60	$400,056

Vested or expected to vest		11,234,992	$30.53	$374,756

Exercisable at July 31, 2008		5,480,144	$16.31	$260,192

The total intrinsic value of the options exercised during the six months ended July 31, 2008 and 2007 were $85.8 million and $68.5 million, respectively.

The weighted-average remaining contractual life of vested and expected to vest options is approximately 5 years.

As of July 31, 2008, options to purchase 5,480,144 shares were vested at a weighted average exercise price of $16.31 per share and a remaining weighted-average remaining contractual life of approximately 5 years. The total intrinsic value of these vested options as of July 31, 2008 was $260.2 million.

As of July 31, 2008, no shares issued pursuant to exercises of options issued under the 1999 Plan remained subject to repurchase.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table summarizes information about stock options outstanding as of July 31, 2008:

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.40 to $8.00	2,496,548	5.00	$4.24	2,494,634	$4.24
$12.77 to $22.64	1,841,666	6.53	16.36	1,304,685	16.05
$23.05 to $33.37	1,794,714	4.57	29.15	750,333	29.07
$34.85 to $39.68	1,818,212	3.15	37.50	637,802	37.28
$39.97 to $52.48	3,163,936	4.43	49.29	292,690	41.93
$52.76 to $68.25	1,255,490	4.61	58.13	—	—
$70.86	20,020	4.90	70.86	—	—

	12,390,586		$31.60	5,480,144	$16.31

Restricted stock unit activity for the six months ended July 31, 2008 is as follows:

	Restricted Stock Units Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2008	1,717,290	$0.001
Granted	493,085	0.001
Issued	(213,002)	0.001
Cancelled	(85,132)	0.001

Balance as of July 31, 2008	1,912,241	$0.001	$121,982

Expected to vest	1,605,175		$102,394

The restricted stock units, which upon vesting entitles the holder to one share of common stock for each restricted stock unit, have an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and vest over 4 years. The Company first awarded restricted stock units in May 2006.

Common Stock

The following shares of common stock are available for future issuance at July 31, 2008:

Options outstanding	12,390,586
Restricted stock units outstanding	1,912,241
Stock available for future grant:
1999 Stock Option Plan	919,080
2004 Equity Incentive Plan	6,915,620
2006 Inducement Equity Incentive Plan	224,904
2004 Employee Stock Purchase Plan	1,000,000
2004 Outside Directors Stock Plan	731,000

24,093,431

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

4. Commitments and Contingencies

Letters of Credit

As of July 31, 2008, the Company had a total of $8.2 million in letters of credit and bank guarantees outstanding for office space in San Francisco, California, New York City, Singapore, Sweden, United Kingdom, Australia and Switzerland. The letters of credit renew annually and mature at various dates through December 2016.

Leases

The Company leases office space and equipment under noncancelable operating leases with various expiration dates.

As of July 31, 2008, the future minimum lease payments are as follows (in thousands):

Operating Leases
Fiscal Period:
Remaining six months in fiscal 2009	$43,610
Fiscal 2010	64,731
Fiscal 2011	51,762
Fiscal 2012	35,239
Fiscal 2013	29,516
Thereafter	77,698

Total minimum lease payments	$302,556

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

Notes to Condensed Consolidated Financial Statements—(Continued)

In addition to the resource sharing with the Foundation, the Company issued the Foundation warrants in August 2002 to purchase 500,000 shares of common stock. Through July 31, 2008, the Foundation exercised all of these warrants. As of July 31, 2008, the Foundation held 208,500 shares of salesforce.com common stock. Additionally, the Company has donated subscriptions to the Company’s service to other qualified non-profit organizations. The fair value of these donated subscriptions is in excess of $2.0 million per month. The Company plans to continue providing free subscriptions to qualified non-profit organizations.

7. Subsequent Event

On August 4, 2008, the Company acquired InStranet, Inc., a provider of a knowledge management application for approximately $31.5 million in cash.

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

Our objective is to be the leading provider of on-demand application services for businesses worldwide and to be the leading platform on which our customers and partners build on-demand applications. Key elements of our strategy include:

•	Strengthening our CRM applications and extending into new application areas;

•	Continuing to lead the industry transformation to software-as-a-service and platform-as-a service;

•	Pursuing new customers and new territories aggressively;

•	Deepening relationships within our existing customer base; and

•	Encouraging the development of third-party applications on our Force.com platform.

We believe the factors that would influence our ability to achieve our objective include our prospective customers’ willingness to migrate to an on-demand application service; the performance and security of our service; our ability to continue to release, and gain customer acceptance of, new and improved features; successful customer adoption and utilization of our service; acceptance of our service in markets where we have few customers; the emergence of additional competitors in our market and improved product offerings by existing and new competitors; the location of new data centers; third-party developers’ willingness to develop applications on our platform; and our ability to manage growth.

To address these factors, we will need to, among other things, continue to add substantial numbers of paying subscriptions, upgrade our customers to versions such as our Unlimited Edition, provide high quality technical support to our customers and encourage the development of third-party applications on our Force.com platform. We also plan to invest for future growth by expanding our data center capacity both domestically and internationally, and we are opening a new data center in Singapore. We also plan to hire additional personnel, particularly in direct sales and other customer-related areas. During the three months ended July 31, 2008, we added 182 employees and our headcount as of July 31, 2008 is 3,046. We also plan to expand our domestic and international selling and marketing activities; add additional distribution channels; increase our research and development activities to upgrade and extend our service offerings and to develop new services and technologies; expand the number of locations around the world where we conduct business; add to our infrastructure to support our growth; and expand our operational systems to manage a growing business. Additionally, in our effort to further strengthen and extend our service offering, we may in the future acquire or make investments in complementary companies, services and technologies. In August 2008, we acquired InStranet, Inc. a provider of a knowledge management application, for approximately $31.5 million in cash.

We expect marketing and sales costs, which were 50 percent of our total revenues for the six months ended July 31, 2008 and 51 percent for the same period a year ago, to continue to represent a substantial portion of total revenues in the future as we seek to add more paying subscribers, build brand awareness and increase the number of marketing events that we sponsor.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2009, for example, refer to the fiscal year ended January 31, 2009.

Sources of Revenues

We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our on-demand application service, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) related professional services and other revenues. Other revenues consist primarily of training fees. Subscription and support revenues accounted for approximately 91 percent of our total revenues for the six months ended July 31, 2008. Subscription revenues are driven primarily by the number of paying subscribers of our service and the subscription price of our service. None of our customers accounted for more than 5 percent of our revenues during the six months ended July 31, 2008 and 2007, respectively.

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

We recognize revenue in accordance with the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” or SAB 104, and Emerging Issues Task Force, or EITF, Issue No. 00-21, “Revenue

Arrangements with Multiple Deliverables,” or EITF 00-21. In determining whether professional services can be accounted for separately from subscription and support revenues, we consider a number of factors, which are described in “Critical Accounting Policies and Estimates—Revenue Recognition” below. As we introduce new service offerings such as Unlimited Edition, Partner Edition and Salesforce Sandbox, we may not be able to establish objective and reliable evidence of fair value for these elements of our sales arrangements. As a result, when the professional services are sold together with subscription services that do not have objective and reliable evidence of fair value, the professional services fees cannot be accounted for separately, and the entire arrangement is accounted for as a single unit of accounting. In such situations, we recognize the entire arrangement fee ratably over the term of the subscription contract. Approximately 9 percent and 8 percent of our total deferred revenue as of July 31, 2008 and January 31, 2008, respectively, related to deferred professional services revenue.

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

We intend to continue to invest additional resources in our on-demand application service and in our consulting services. The timing of these additional expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in a particular quarterly period. For example, we have obtained additional data center capacity on the west and east coasts of the United States and we are opening a data center in Singapore. We expect the annual cost of these resources to be significant.

Research and Development. Research and development expenses consist primarily of salaries and related expenses, including stock-based expenses, the costs of our development and test data center and allocated overhead. We continue to focus our research and development efforts on increasing the functionality and enhancing the ease of use of our on-demand application service. Our proprietary, scalable and secure multi-tenant architecture enables us to provide all of our customers with a service based on a single version of our application. As a result, we do not have to maintain multiple versions, which enables us to have relatively low research and development expenses as compared to traditional enterprise software companies. We expect that in the future, research and development expenses will increase in absolute dollars as we increase the number of personnel and upgrade and extend our service offerings and develop new technologies.

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

Joint Venture

In December 2000, we established a Japanese joint venture, Kabushiki Kaisha salesforce.com, with SunBridge, Inc., a Japanese corporation, to assist us with our sales efforts in Japan. As of July 31, 2008, we owned a 65 percent interest in the joint venture. Because of this majority interest, we consolidate the venture’s financial results, which are reflected in each revenue, cost of revenues and expense category in our consolidated statement of operations. We then record minority interest, which reflects the minority investors’ interest in the venture’s results, exclusive of intercompany charges. Through July 31, 2008, the operating performance and liquidity requirements of the Japanese joint venture have not been significant. While we plan to expand our selling and marketing activities in Japan in order to add new customers, we believe the future operating performance and liquidity requirements of the Japanese joint venture will not be significant.

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations we defer the direct costs of the consulting arrangement and amortize those costs over the same time period as the consulting revenue is recognized. The deferred cost on our condensed consolidated balance sheet totaled $16.5 million at July 31, 2008 and $13.9 million at January 31, 2008. Such amounts are included in prepaid expenses and other current assets and other assets.

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

During the six months ended July 31, 2008, we deferred $26.9 million of commission expenditures and we amortized $28.6 million to sales expense. During the same period a year ago, we deferred $20.9 million of commission expenditures and we amortized $18.7 million to sales expense. Deferred commissions on our condensed consolidated balance sheet totaled $50.4 million at July 31, 2008 and $52.1 million at January 31, 2008.

Accounting for Stock-Based Awards. We account for share-based compensation under SFAS 123R. We recognize the fair value of our stock awards on a straight-line basis over the requisite service period of the award, which is the vesting term of four years.

We recognized stock-based expense of $36.9 million, or 7 percent of revenue, during the six months ended July 31, 2008. The requirement to expense stock-based awards will continue to materially reduce our reported results of operations. As of July 31, 2008, we had an aggregate of $229.4 million of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. We currently expect this stock compensation balance to be amortized as follows: $46.6 million during the remaining six months of fiscal 2009; $83.7 million during fiscal 2010; $61.8 million during fiscal 2011, $34.9 million during fiscal 2012 and $2.4 million during fiscal 2013. These amounts reflect only outstanding stock awards as of July 31, 2008 and assume no forfeiture activity. We expect to continue to issue share-based awards to our employees in future periods.

We grant stock options and restricted stock units to employees throughout the world. In certain foreign jurisdictions, we are obligated for the payroll or social tax costs when employees exercise their vested awards. Pursuant to SFAS 123R, we recognize as an operating expense the payroll and social tax costs at the time of the exercise. As of July 31, 2008, we would incur as an operating expense in excess of $5.0 million for these taxes if all vested awards outstanding by employees in these foreign jurisdictions were exercised. This amount is based on the number of vested awards held and the market price of our common stock as of July 31, 2008. The timing of when employees in these foreign jurisdictions exercise their vested awards could materially affect our future results of operations in a particular period.

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

As of July 31, 2008, there were 1,912,241 restricted stock units outstanding. We plan to continue awarding restricted stock units to our employees in the future. The restricted stock units, which upon vesting entitles the holder to one share of common stock for each restricted stock unit, have an exercise price of $0.001 per share, which is equal to the par value of our common stock, and vest over 4 years. The fair value of the restricted stock units is based on our closing stock price on the date of grant, and compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period.

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

Results of Operations

The following tables set forth selected data for each of the periods indicated and are in thousands. All data is unaudited.

	Three months ended July 31,		Six months ended July 31,
	2008	2007	2008	2007
Revenues:
Subscription and support	$239,720	$159,998	$465,061	$307,688
Professional services and other	23,357	16,581	45,638	31,303

Total revenues	263,077	176,579	510,699	338,991

Cost of revenues:
Subscription and support	30,668	22,375	59,378	42,559
Professional services and other	23,423	19,037	46,011	38,020

Total cost of revenues	54,091	41,412	105,389	80,579

Gross profit	208,986	135,167	405,310	258,412
Operating expenses:
Research and development	24,033	15,096	43,800	29,217
Marketing and sales	130,774	90,216	253,478	174,141
General and administrative	38,081	26,508	76,513	51,593

Total operating expenses	192,888	131,820	373,791	254,951
Income from operations	16,098	3,347	31,519	3,461
Interest, net	6,708	5,615	13,430	10,622
Other income (expense)	(840)	280	(1,603)	449

Income before provision for income taxes and minority interest	21,966	9,242	43,346	14,532
Provision for income taxes	(10,558)	(4,653)	(20,869)	(8,495)

Income before minority interest	11,408	4,589	22,477	6,037
Minority interest in consolidated joint venture	(1,412)	(854)	(2,926)	(1,572)

Net income	$9,996	$3,735	$19,551	$4,465

Basic net income per share	$0.08	$0.03	$0.16	$0.04
Diluted net income per share	0.08	0.03	0.16	0.04
Weighted-average number of shares used in per share amounts:
Basic	120,863	116,294	120,321	115,637
Diluted	125,626	121,333	125,091	120,993

In addition to the statement of operations data above:

Cash flow provided by operating activities	$53,075	$34,654	$136,907	$71,484

	As of
	July 31, 2008	January 31, 2008	July 31, 2007
Balance sheet data:
Cash, cash equivalents and marketable securities	$823,417	$669,800	$497,191
Deferred revenue	479,546	480,894	321,852

	Three months ended July 31,		Six months ended July 31,
	2008	2007	2008	2007
Revenues by geography:
Americas	$188,563	$133,343	$366,934	$257,795
Europe	49,356	29,160	94,520	54,734
Asia Pacific	25,158	14,076	49,245	26,462

	$263,077	$176,579	$510,699	$338,991

Cost of revenues and operating expenses include the following amounts related to stock-based awards:

	Three months ended July 31,		Six months ended July 31,
	2008	2007	2008	2007
Cost of revenues	$2,657	$1,965	$5,332	$3,739
Research and development	2,259	1,510	4,358	2,787
Marketing and sales	8,749	6,265	16,870	11,884
General and administrative	5,219	3,691	10,389	7,033

	$18,884	$13,431	$36,949	$25,443

The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Three months ended July 31,		Six months ended July 31,
	2008	2007	2008	2007
Revenues:
Subscription and support	91%	91%	91%	91%
Professional services and other	9	9	9	9

Total revenues	100	100	100	100

Cost of revenues:
Subscription and support	12	12	12	13
Professional services and other	9	11	9	11

Total cost of revenues	21	23	21	24

Gross profit	79	77	79	76
Operating expenses:
Research and development	9	9	8	9
Marketing and sales	50	51	50	51
General and administrative	14	15	15	15

Total operating expenses	73	75	73	75
Income from operations	6	2	6	1
Interest, net	2	3	2	3
Other income (expense)	—	—	—	—

Income before provision for income taxes and minority interest	8	5	8	4
Provision for income taxes	(3)	(2)	(3)	(2)

Income before minority interest	5	3	5	2
Minority interest in consolidated joint venture	(1)	(1)	(1)	(1)

Net income	4%	2%	4%	1%

	Three months ended July 31,		Six months ended July 31,
	2008	2007	2008	2007
Revenues by geography:
Americas	72%	76%	72%	76%
Europe	19	16	19	16
Asia Pacific	9	8	9	8

	100%	100%	100%	100%

	Three months ended July 31,		Six months ended July 31,
	2008	2007	2008	2007
Stock-based expenses:
Cost of revenues	1%	1%	1%	1%
Research and development	1	1	1	1
Marketing and sales	3	4	3	4
General and administrative	2	2	2	2

	7%	8%	7%	8%

Overview of the Three Months Ended July 31, 2008

During the three months ended July 31, 2008, net income was $10.0 million. Included in net income was $18.9 million of stock-based expenses. Net income during the same period a year ago was $3.7 million and included $13.4 million of stock-based expenses.

Revenues during the three months ended July 31, 2008 were $263.1 million, an increase of 49 percent over the same period a year ago.

Our business has grown rapidly since we began offering our on-demand application service in February 2000, resulting in significant annual revenue growth since that time. We expect that our total revenue will continue to grow as we add more customers, add more paying subscriptions, sell advanced modules for an additional subscription fee to customers who require additional capabilities, upgrade our customers to versions such as our Unlimited Edition, and add additional distribution channels. However, our revenue growth rate as a percentage may decline over time because of the difficulty in maintaining growth rates as our revenue in absolute dollars increases to higher levels.

Our gross profit during the three months ended July 31, 2008 was $209.0 million, or 79 percent of revenues. Our operating income was $16.1 million or 6 percent of revenues and included stock-based expenses of $18.9 million or 7 percent of revenues. During the same period a year ago, we generated a gross profit of $135.2 million or 77 percent of revenues. For the three months ended July 31, 2007 we had $3.3 million of operating income, which included $13.4 million of stock-based expense or 8 percent of revenues.

During the three months ended July 31, 2008, we invested for future growth in an effort to expand our business. Additionally, we added sales personnel to focus on adding new customers and increasing the sale of subscriptions to existing customers, developers to broaden and enhance our on-demand service and we invested in our infrastructure to meet the demands of an expanding business.

During the three months ended July 31, 2008, we generated $53.1 million of cash from operating activities, as compared to $34.7 million during the same period a year ago. At July 31, 2008, we had cash, cash equivalents and marketable securities of $823.4 million, as compared to $497.2 million at July 31, 2007, accounts receivable of $147.0 million at July 31, 2008, as compared to $114.0 million at July 31, 2007, and deferred revenue, current and noncurrent of $479.5 million at July 31, 2008, as compared to $321.9 million at July 31, 2007.

Three Months Ended July 31, 2008 and 2007

Revenues.

	Three Months Ended July 31,		Variance
(In thousands)	2008	2007	Dollars	Percent
Subscription and support	$239,720	$159,998	$79,722	50%
Professional services and other	23,357	16,581	6,776	41%

Total revenues	$263,077	$176,579	$86,498	49%

The growth in total revenues for the three months ended July 31, 2008 compared to the same period of fiscal 2008 was primarily attributed to a 50 percent increase in subscription and support revenue as a result of an increased number of paying subscriptions and customers. The increase of 41 percent in professional services and other revenue compared to the same period a year ago was attributed to the higher demand for services from an increased number of paying subscriptions and customers.

Revenues in Europe and Asia Pacific accounted for $74.5 million, or 28 percent of total revenues, for the three months ended July 31, 2008, compared to $43.2 million, or 24 percent of total revenues, for the same period a year ago. The increase in revenues outside of the Americas was the result of our efforts to expand internationally. Additionally, the positive effect of the weaker value of the U.S. dollar relative to foreign currencies also contributed to the increase in total revenues in the three months ended July 31, 2008 as compared to the same period a year ago. The foreign currency impact compared to the same period a year ago was $8.4 million. As part of our overall growth, we expect the percentage of our revenue generated in Europe and Asia Pacific to continue to increase as a larger percentage of our total revenues world wide.

Cost of Revenues.

	Three Months Ended July 31,		Variance
(In thousands)	2008	2007	Dollars
Subscription and support	$30,668	$22,375	$8,293
Professional services and other	23,423	19,037	4,386

Total cost of revenues	$54,091	$41,412	$12,679

Percent of total revenues	21%	23%

The increase in absolute dollars was primarily due to an increase of $3.5 million in employee-related costs, an increase of $0.7 million in stock-based expenses, an increase of $2.5 million in service delivery costs, primarily due to incremental data center capacity, an increase of $1.1 million in depreciation and amortization expenses, an increase of $1.7 million in outside subcontractor and other service costs, and an increase of $1.2 million in allocated overhead. The impact of increasing the utilization of existing professional services staff, utilizing more outside subcontractors and not increasing professional services headcount resulted in the cost of professional services and other revenues to approximate revenue for the three months ended July 31, 2008. Professional services headcount did not increase when compared to July 31, 2007, but headcount to support subscription and support services increased by 40 percent when compared to the same period a year ago.

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

Research and Development.

	Three Months Ended July 31,		Variance
(In thousands)	2008	2007	Dollars
Research and development	$24,033	$15,096	$8,937
Percent of total revenues	9%	9%

This increase in absolute dollars was primarily due to an increase of $6.4 million in employee-related costs, an increase of $0.7 million in stock-based expenses, and an increase of $1.8 million in allocated overhead. We increased our research and development headcount by 38 percent since July 31, 2007 in order to upgrade and extend our service offerings and develop new services and technologies.

Marketing and Sales.

	Three Months Ended July 31,		Variance
(In thousands)	2008	2007	Dollars
Marketing and sales	$130,774	$90,216	$40,558
Percent of total revenues	50%	51%

The increase in absolute dollars was primarily due to an increase of $24.8 million in employee-related costs, $2.5 million in stock-based expenses, $5.2 million in advertising, marketing and event costs, $0.7 million in partner referral fees and $5.9 million in allocated overhead. Our marketing and sales headcount increased by 35 percent since July 31, 2007 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative.

	Three Months Ended July 31,		Variance
(In thousands)	2008	2007	Dollars
General and administrative	$38,081	$26,508	$11,573
Percent of total revenues	14%	15%

The increase in absolute dollars was primarily due to the increases in employee-related costs of $11.6 million. Our general and administrative head count increased by 38 percent since July 31, 2007 as we added personnel to support our growth.

Operating Income.

	Three Months Ended July 31,		Variance
(In thousands)	2008	2007	Dollars
Operating income	$16,098	$3,347	$12,751
Percent of total revenues	6%	2%

We generated operating income of $16.1 million during the three months ended July 31, 2008, compared to operating income of $3.3 million during the same period a year ago. Operating income for the three months ended July 31, 2008 included $18.9 million of stock-based expense compared to $13.4 million for the same period a year ago.

Interest, Net.

	Three Months Ended July 31,		Variance
(In thousands)	2008	2007	Dollars
Interest, net	$6,708	$5,615	$1,093
Percent of total revenues	2%	3%

Interest income consists of investment income on cash and marketable securities balances. Interest income increased by $1.1 million for the three months ended July 31, 2008 compared to the same period a year ago primarily due to increased marketable securities balances resulting from the cash generated by operating activities and the proceeds of stock option activity.

Other Income (expense).

	Three Months Ended July 31,		Variance
(In thousands)	2008	2007	Dollars
Other income (expense)	$(840)	$280	$(1,120)

Other income (expense) primarily consists of foreign currency translation adjustments. Other expense increased due to realized and unrealized losses on foreign currency translations for the three months ended July 31, 2008 compared to the same period a year ago.

Provision for Income Taxes.

	Three Months Ended July 31,		Variance
(In thousands)	2008	2007	Dollars
Provision for income taxes	$(10,558)	$(4,653)	$(5,905)
Effective tax rate	48%	50%

We recorded a provision for income taxes of $10.6 million during the three months ended July 31, 2008, compared to $4.7 million during the same period a year ago.

Our effective tax rate for the three months ended July 31, 2008 was 48 percent compared to 50 percent for the same period a year ago. The decrease in our effective tax rate was attributed to a reduced proportion of foreign losses for which no tax benefit can be realized. See Note 1 “Summary of Business and Significant Accounting Policies” for our reconciliation of income taxes at the statutory federal rate to the provision for income taxes for the six months ended July 31, 2008.

Six Months Ended July 31, 2008 and 2007

Revenues.

	Six Months Ended July 31,		Variance
(In thousands)	2008	2007	Dollars	Percent
Subscription and support	$465,061	$307,688	$157,373	51%
Professional services and other	45,638	31,303	14,335	46%

Total revenues	$510,699	$338,991	$171,708	51%

Total revenues were $510.7 million for the six months ended July 31, 2008, compared to $339.0 million during the same period a year ago, an increase of $171.8 million, or 51 percent. Subscription and support revenues were $465.1 million, or 91 percent of total revenues, for the six months ended July 31, 2008, compared to $307.7 million, or 91 percent of total revenues, during the same period a year ago. The increase in subscription and support revenues was due primarily to the increase in the number of paying subscriptions. Professional services and other revenues were $45.6 million, or 9 percent of total revenues, for the six months ended July 31, 2008, compared to $31.3 million, or 9 percent of total revenues, for the same period a year ago. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of paying subscriptions and customers.

Revenues in Europe and Asia Pacific accounted for $143.8 million, or 28 percent of total revenues, during the six months ended July 31, 2008, compared to $81.2 million, or 24 percent of total revenues, during the same period a year ago, an increase of $62.6 million, or 77 percent. The increase in revenues outside of the Americas was the result of our efforts to expand the number of locations around the world where we conduct business and our international selling and marketing activities.

Cost of Revenues.

	Six Months Ended July 31,		Variance
(In thousands)	2008	2007	Dollars
Subscription and support	$59,378	$42,559	$16,819
Professional services and other	46,011	38,020	7,991

Total cost of revenues	$105,389	$80,579	$24,810

Percent of total revenues	21%	24%

Cost of revenues was $105.4 million, or 21 percent of total revenues, during the six months ended July 31, 2008, compared to $80.6 million, or 24 percent of total revenues, during the same period a year ago, an increase of $24.8 million. The increase in absolute dollars was primarily due to an increase of $5.3 million in employee-related costs, primarily all of which was related to our professional services organization, an increase of $1.6 million in stock-based expenses, an increase of $5.4 million in service delivery costs, primarily due to our efforts in increasing data center capacity, an increase of $4.4 million in outside subcontractor and other service costs, $2.5 million in depreciation and amortization expenses and $2.3 million in allocated costs. The impact of increasing the utilization of existing professional service staff, utilizing more outside subcontractors and not increasing professional services headcount resulted in the cost of professional services and other revenues to approximate revenue for the six months ended July 31, 2008.

Research and Development.

	Six Months Ended July 31,		Variance
(In thousands)	2008	2007	Dollars
Research and development	$43,800	$29,217	$14,583
Percent of total revenues	8%	9%

Research and development expenses were $43.8 million, or 8 percent of total revenues, during the six months ended July 31, 2008, compared to $29.2 million, or 9 percent of total revenues, during the same period a year ago, an increase of $14.6 million. The increase in absolute dollars was primarily due to an increase of $10.4 million in employee-related costs, $2.6 million in depreciation and amortization expenses and $1.6 million in stock-based expenses. We increased our research and development headcount by 23 percent since January 31, 2008 in order to upgrade and extend our service offerings and develop new services and technologies.

Marketing and Sales.

	Six Months Ended July 31,		Variance
(In thousands)	2008	2007	Dollars
Marketing and sales	$253,478	$174,141	$79,337
Percent of total revenues	50%	51%

Marketing and sales expenses were $253.5 million, or 50 percent of total revenues, during the six months ended July 31, 2008, compared to $174.1 million, or 51 percent of total revenues, during the same period a year ago, an increase of $79.3 million. The increase in absolute dollars was primarily due to an increase of $47.8 million in employee-related costs, $5.0 million in stock-based expenses, $12.9 million in marketing, advertising and event costs and a $10.6 million increase in allocated overhead. Our marketing and sales headcount increased by 19 percent since January 31, 2008 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative.

	Six Months Ended July 31,		Variance
(In thousands)	2008	2007	Dollars
General and administrative	$76,513	$51,593	$24,920
Percent of total revenues	15%	15%

General and administrative expenses were $76.5 million, or 15 percent of total revenues, during the six months ended July 31, 2008, compared to $51.6 million, or 15 percent of total revenues, during the same period a year ago, an increase of $24.9 million. The increase was primarily due to an increase of $24.9 million in employee-related costs. Our general and administrative headcount increased by 15 percent since January 31, 2008 as we added personnel to support our growth.

Operating Income.

	Six Months Ended July 31,		Variance
(In thousands)	2008	2007	Dollars
Operating income	$31,519	$3,461	$28,058
Percent of total revenues	6%	1%

Operating income during the six months ended July 31, 2008 was $31.5 million and included $37.0 million of stock-based expenses related to SFAS 123R. During the same period a year ago, the operating income was $3.5 million. The increase in our revenues were re-invested in an effort to expand our business.

Interest, Net.

	Six Months Ended July 31,		Variance
(In thousands)	2008	2007	Dollars
Interest, net	$13,430	$10,622	$2,808
Percent of total revenues	2%	3%

Interest income consists of investment income on cash and marketable securities balances. Interest income was $13.4 million during the six months ended July 31, 2008 and was $10.6 million during the same period a year ago. The increase was primarily due to increased marketable securities balances resulting from the cash generated by operating activities, stock option proceeds and increased market interest rates.

Other Income (expense).

	Six Months Ended July 31,		Variance
(In thousands)	2008	2007	Dollars
Other income (expense)	$(1,603)	$449	$(2,052)

Other income (expense) primarily consists of foreign currency translation adjustments. Other expense increased due to realized and unrealized losses on foreign currency translations for the six months ended July 31, 2008 compared to the same period a year ago.

Provision for Income Taxes.

	Six Months Ended July 31,		Variance
(In thousands)	2008	2007	Dollars
Provision for income taxes	$(20,869)	$(8,495)	$(12,374)
Effective tax rate	48%	58%

We recorded a provision for income taxes of $20.9 million during the six months ended July 31, 2008, compared to $8.5 million during the same period a year ago.

Our effective tax rate decreased to 48 percent for the six months ended July 31, 2008 compared to 58 percent for the same period a year ago primarily due to a reduced proportion of foreign losses for which no tax benefit can be realized. See Note 1 “Summary of Business and Significant Accounting Policies—Income Taxes” to the Notes to the Condensed Consolidated Financial Statements for our reconciliation of income taxes at the statutory federal rate to the provision for income taxes.

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

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for us beginning February 1, 2009. We are currently evaluating the potential impact of the adoption of FSP 142-3 on our consolidated financial statements.

Liquidity and Capital Resources

As of July 31, 2008, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $823.4 million and accounts receivable of $147.0 million.

Net cash provided by operating activities was $136.9 million during the six months ended July 31, 2008 and $71.5 million during the same period a year ago. The improvement in cash flow was due primarily to the growth in our customer base. Cash provided by operating activities has historically been affected by sales of subscriptions and support and professional services, changes in working capital accounts, particularly increases in accounts receivable and deferred revenue and the timing of commission and bonus payments, and add-backs of non-cash expense items such as depreciation and amortization and the expense associated with stock-based awards.

Net cash used in investing activities was $45.8 million during the six months ended July 31, 2008 and was $74.0 million during the same period a year ago. The net cash used in investing activities during the six months ended July 31, 2008 primarily related to the investment of operating cash balances and capital expenditures associated with leasehold improvements and the purchase of software licenses, computer equipment and furniture and fixtures as we have expanded our infrastructure, number of offices around the world and work force. In February 2008, we expanded one of our existing software license agreements to provide additional capacity in our business operations at a cost of $8.0 million.

Net cash provided by financing activities was $58.5 million during the six months ended July 31, 2008 and $38.7 million during the same period a year ago. During the six months ended July 31, 2008, net cash provided by financing activities consisted of $34.0 million of proceeds from the exercise of employee stock options and $24.5 million of excess tax benefits from employee stock plans.

As of July 31, 2008, we had a total of $8.2 million in letters of credit outstanding and bank guarantees for office space in San Francisco, California, New York City, Singapore, United Kingdom, Australia, Sweden and Switzerland. To date, no amounts have been drawn against the letters of credit, which renew annually and mature at various dates through December 2016.

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

As of July 31, 2008, our future minimum lease payments under noncancelable operating leases are as follows (in thousands):

Operating Leases
Fiscal Period:
Remaining six months in fiscal 2009	$43,610
Fiscal 2010	64,731
Fiscal 2011	51,762
Fiscal 2012	35,239
Fiscal 2013	29,516
Thereafter	77,698

Total minimum lease payments	$302,556

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

In August 2008, we acquired InStranet, a provider of a knowledge management application, for approximately $31.5 million in cash. During fiscal 2009, we may enter into additional arrangements to acquire or invest in other businesses, services or technologies. While we believe we have sufficient financial resources to take these actions, we may be required to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

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

Interest rate sensitivity

We had cash, cash equivalents and marketable securities totaling $823.4 million at July 31, 2008. These amounts were invested primarily in money market funds and instruments, corporate notes and bonds, government securities and other debt securities with credit ratings of at least single A or better. The cash, cash equivalents and short-term marketable securities are held for working capital purposes with capital preservation as the primary objective. We do not enter into investments for trading or speculative purposes.

Our fixed-income portfolio is subject to interest rate risk. An immediate increase or decrease in interest rates of 100-basis points could result in a $3.8 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

We currently serve our customers from a third-party datacenter hosting facility located on the west coast of the United States and we plan to begin to serve some customers from a third-party datacenter hosting facility located on the east coast of the United States. Additionally, we plan to be serving customers from a new data center hosting facility we will be opening in Singapore during fiscal 2009. Any damage to, or failure of, our systems generally could result in interruptions in our service. As we continue to add capacity in our existing and future data centers, we may move or transfer data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Further, any damage to, or failure of, our systems generally could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

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

•

platform and development environment companies, including established vendors, such as IBM Corporation, Oracle Corporation, and Microsoft Corporation; and an array of emerging vendors that have gained traction with the press and analyst communities.

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

We generally recognize revenue from customers ratably over the terms of their subscription agreements, which are typically 12 to 24 months, although terms can range from one to 60 months. As a result, most of the revenue we report in each quarter results from the recognition of deferred revenue relating to subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter will not necessarily be fully reflected in the deferred revenue balance on our consolidated balance sheet and the revenue in that quarter but will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect the changes in revenues. Accordingly, the effect of significant downturns in sales and market acceptance of our service may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

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

As part of our business strategy, we may acquire, enter into joint ventures with or make investments in complementary companies, services and technologies in the future. Acquisitions and investments involve numerous risks, including:

•	the potential failure to achieve the expected benefits of the combination or acquisition;

•	difficulties in and the cost of integrating operations, technologies, services and personnel;

•	diversion of financial and managerial resources from existing operations;

•	risk of entering new markets in which we have little or no experience;

•	potential write-offs of acquired assets or investments;

•	potential loss of key employees;

•	inability to generate sufficient revenue to offset acquisition or investment costs;

•	the inability to maintain relationships with customers and partners of the acquired business;

•	the difficulty of incorporating acquired technology and rights into our products and services and of maintaining quality standards consistent with our brand;

•	potential unknown liabilities associated with the acquired businesses;

•	unanticipated expenses related to acquired technology and its integration into existing technology;

•

negative impact to our results of operations because of the depreciation and amortization of amounts related to acquired intangible assets, fixed assets and deferred compensation, and the loss of acquired deferred revenue;

•	delays in customer purchases due to uncertainty and the inability to maintain relationships with customers of the acquired businesses;

•	the need to implement controls, procedures and policies appropriate for a public company at companies that prior to the acquisition lacked such controls, procedures and policies; and

•	challenges caused by distance, language and cultural differences.

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

The trading prices of the securities of technology companies have been highly volatile. Accordingly, the trading price of our common stock has been and is likely to continue to be subject to wide fluctuations. For example, during the six months ended July 31, 2008, the trading price of our common stock has ranged from a closing price of $47.88 to $74.43 per share. Factors affecting the trading price of our common stock include:

•

variations in our operating results, earnings per share, cash flows from operating activities, deferred revenue, and other financial metrics and non-financial metrics, and how those results compare to analyst expectations;

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2008 Annual Meeting of Stockholders was held on July 10, 2008. The following proposals were voted upon as follows:

1.	To elect three Class I directors, Marc Benioff, Craig Conway and Alan Hassenfeld, to serve for a term of three years and until their successors are duly elected and qualified:

	For	Withheld
Marc Benioff	110,816,261	1,771,560
Craig Conway	106,719,490	5,868,331
Alan Hassenfeld	111,326,229	1,261,592

Other directors whose term continued after the 2008 Annual Meeting of Stockholders include Craig Ramsey, Sanford R. Robertson, Maynard Webb, Stratton Sclavos, Lawrence Tomlinson, and Shirley Young.

2.	To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending January 31, 2009:

For	Against	Withheld
110,902,146	1,639,199	46,476

This proposal was approved by a majority of the shares represented and voting (including abstentions) with respect to this proposal, which shares voting affirmatively also constituted a majority of the required quorum.

3.	To approve amending our 2004 Equity Incentive Plan to eliminate the annual automatic share replenishment from such plan and increase the number of shares authorized for grant by an incremental 7,500,000 shares:

For	Against	Withheld	Broker non-vote
38,866,103	63,928,156	49,443	9,744,119

This shareholder proposal was not approved, as the number of shares voting affirmatively on the proposal constituted less than a majority of the shares represented and voting (including abstentions but excluding broker non-votes) with respect to the proposal.

4.	To approve amending our 2004 Equity Incentive Plan to enable incentive compensation under such plan to qualify as deductible “performance based compensations” within the meaning of Internal Revenue Code Section 162(m):

For	Against	Withheld	Broker non-vote
109,681,782	2,849,253	56,786	0

This shareholder proposal was approved, as the number of shares voting affirmatively on the proposal constituted a majority of the shares represented and voting (including abstentions but excluding broker non-votes) with respect to the proposal.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibits

The Exhibits listed below are filed as part of this Form 10-Q.

Exhibit 3.1(1)	Amended and Restated Certificate of Incorporation of salesforce.com, inc.
Exhibit 3.2(2)	Amended and Restated Bylaws of salesforce.com, inc.
Exhibit 10.1	2004 Equity Incentive Plan, as amended, and related forms of agreements
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s registration statement on Form S-1 (No. 333-111289) Amendment No. 3 as filed with the Securities and Exchange Commission on April 20, 2004.
(2)	Incorporated by reference from the Company’s Form 8-K as filed with the Securities and Exchange Commission on December 7, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 22, 2008

salesforce.com, inc.

/s/ Graham Smith
Graham Smith Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)