Form 10-Q
period 2008-10-31
SALESFORCE COM INC
filed 2008-11-25
CIK 1108524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2008

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

As of October 31, 2008, there were approximately 122.0 million shares of the Registrant’s Common Stock outstanding.

salesforce.com, inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

salesforce.com, inc.

Condensed Consolidated Balance Sheets

(in thousands)

	October 31, 2008	January 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$382,314	$279,095
Short-term marketable securities	219,144	171,748
Accounts receivable, net	157,680	220,061
Deferred commissions	35,355	35,679
Deferred income taxes	14,319	7,173
Prepaid expenses and other current assets	39,747	27,055

Total current assets	848,559	740,811
Marketable securities, noncurrent	203,148	218,957
Fixed assets, net	66,833	41,380
Deferred commissions, noncurrent	13,909	16,435
Deferred income taxes, noncurrent	36,258	26,512
Capitalized software, net	31,950	23,061
Goodwill	27,699	8,556
Other assets, net	47,375	13,881

Total assets	$1,275,731	$1,089,593

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,875	$7,478
Accrued expenses and other current liabilities	134,600	125,996
Income taxes payable	1,923	3,622
Deferred revenue	458,044	468,821

Total current liabilities	615,442	605,917
Income taxes payable, noncurrent	10,834	8,465
Long-term lease abandonment liability and other	6,150	2,136
Deferred revenue, noncurrent	11,490	12,073
Minority interest	13,428	8,943

Total liabilities	657,344	637,534

Commitments and contingencies

Stockholders’ equity:
Common stock	122	119
Additional paid-in capital	613,768	471,802
Accumulated other comprehensive loss	(7,592)	(2,276)
Retained earnings (deficit)	12,089	(17,586)

Total stockholders’ equity	618,387	452,059

Total liabilities and stockholders’ equity	$1,275,731	$1,089,593

See accompanying Notes to Condensed Consolidated Financial Statements.

salesforce.com, inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Revenues:
Subscription and support	$253,403	$176,376	$718,464	$484,064
Professional services and other	23,084	16,427	68,722	47,730

Total revenues	276,487	192,803	787,186	531,794

Cost of revenues (1):
Subscription and support	32,424	23,887	91,802	66,446
Professional services and other	23,924	20,394	69,935	58,414

Total cost of revenues	56,348	44,281	161,737	124,860

Gross profit	220,139	148,522	625,449	406,934
Operating expenses (1):
Research and development	26,270	16,892	70,070	46,109
Marketing and sales	136,452	96,216	389,930	270,357
General and administrative	41,284	29,296	117,797	80,889

Total operating expenses	204,006	142,404	577,797	397,355
Income from operations	16,133	6,118	47,652	9,579
Interest, net	3,840	6,556	17,270	17,178
Gain on sale of investment	—	1,272	—	1,272
Other income (expense)	534	285	(1,069)	734

Income before provision for income taxes and minority interest	20,507	14,231	63,853	28,763
Provision for income taxes	(8,824)	(6,594)	(29,693)	(15,089)

Income before minority interest	11,683	7,637	34,160	13,674
Minority interest in consolidated joint venture	(1,559)	(1,125)	(4,485)	(2,697)

Net income	$10,124	$6,512	$29,675	$10,977

Basic net income per share	$0.08	$0.06	$0.25	$0.09
Diluted net income per share	0.08	0.05	0.24	0.09
Weighted-average number of shares used in per share amounts:
Basic	121,635	117,361	120,759	116,208
Diluted	125,133	122,169	125,173	121,429
(1) Amounts include stock-based expenses, as follows:
Cost of revenues	$2,817	$2,014	$8,149	$5,753
Research and development	2,494	1,685	6,852	4,472
Marketing and sales	9,235	6,313	26,105	18,197
General and administrative	4,730	4,166	15,119	11,199

	$19,276	$14,178	$56,225	$39,621

See accompanying Notes to Condensed Consolidated Financial Statements.

salesforce.com, inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Operating activities:
Net income	$10,124	$6,512	$29,675	$10,977
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment	—	(1,272)	—	(1,272)
Loss on securities	2,052	—	2,052	—
Minority interest	1,559	1,125	4,485	2,697
Depreciation and amortization	7,910	6,758	24,938	17,651
Amortization of deferred commissions	14,784	11,044	43,414	29,727
Expenses related to stock-based awards	19,276	14,178	56,225	39,621
Excess tax benefits from employee stock plans	(17,706)	(9,298)	(42,247)	(24,504)
Changes in assets and liabilities	(20,878)	22,951	35,486	48,585

Net cash provided by operating activities	17,121	51,998	154,028	123,482

Investing activities:
Purchase of subsidiary stock	(16,693)	—	(16,693)	—
Business combination, net of cash acquired	(27,344)	—	(27,344)	—
Changes in marketable securities	(30,263)	(35,140)	(38,841)	(83,087)
Capital expenditures	(11,614)	(9,122)	(48,827)	(35,183)
Proceeds from sale of investment	—	1,659	—	1,659

Net cash used in investing activities	(85,914)	(42,603)	(131,705)	(116,611)

Financing activities:
Proceeds from the exercise of stock options	6,595	20,586	40,605	44,290
Excess tax benefits from employee stock plans	17,706	9,298	42,247	24,504
Principal payments on capital lease obligations	(286)	(6)	(291)	(169)

Net cash provided by financing activities	24,015	29,878	82,561	68,625

Effect of exchange rate changes	49	(1,461)	(1,665)	(1,343)

Net (decrease) increase in cash and cash equivalents	(44,729)	37,812	103,219	74,153
Cash and cash equivalents, beginning of period	427,043	122,949	279,095	86,608

Cash and cash equivalents, end of period	$382,314	$160,761	$382,314	$160,761

Supplemental cash flow disclosure:
Cash paid during the period for:
Income taxes, net of tax refunds	$1,894	$55	$7,309	$920

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of October 31, 2008 and the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three and nine months ended October 31, 2008 and 2007, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2008 was derived from the audited consolidated financial statements which are included in the Company’s Form 10-K for the fiscal year ended January 31, 2008, which was filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2008. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s fiscal 2008 Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of October 31, 2008, and its results of operations and its cash flows for the three and nine months ended October 31, 2008 and 2007. All adjustments are of a normal recurring nature. The results for the three and nine months ended October 31, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2009.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in the Company’s consolidated financial statements and notes thereto.

Significant estimates and assumptions made by management include the determination of the provision for income taxes, whether an other-than-temporary decline has occurred in the fair value of certain investments in marketable securities, the fair value of stock awards issued and the allocation of the purchase price paid to acquire InStranet, Inc. Actual results could differ from those estimates.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Additionally, the Company holds a majority interest in Kabushiki Kaishu salesforce.com (“Salesforce Japan”), a Japanese joint venture. In the third quarter, the Company acquired shares held by minority shareholders and increased its ownership to 72 percent (see note 7, Acquisitions).

Given the Company’s majority ownership interest in the joint venture, the accounts of the joint venture have been consolidated with the accounts of the Company, and a minority interest has been recorded for the minority investors’ interests in the net assets and operations of the joint venture to the extent of the minority investors’ individual investments.

Segments

The Company operates in one segment.

Foreign Currency Translation

The functional currency of the Company’s major foreign subsidiaries is generally the local currency. For example, the functional currency for the Company’s subsidiaries in Europe is the Euro. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as part of a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in net income for the period. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

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

One customer accounted for more than 5 percent of accounts receivable at October 31, 2008 and none at January 31, 2008. No customer accounted for 5 percent or more of total revenue during the three and nine month periods ended October 31, 2008 and 2007.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

As of October 31, 2008 and January 31, 2008, assets located outside the Americas was 14 percent of total assets for both periods. Revenues by geographical region are as follows (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2008	2007	2008	2007
Revenues by geography:
Americas	$200,143	$141,682	$567,076	$399,477
Europe	48,076	33,880	142,597	88,614
Asia Pacific	28,268	17,241	77,513	43,703

	$276,487	$192,803	$787,186	$531,794

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, is stated at cost, which approximates fair value.

Marketable Securities

Management determines the appropriate classification of investments in marketable securities at the time of purchase in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and reevaluates such determination at each balance sheet date. Securities, which are classified as available for sale, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable such as quoted prices, interest rates and yield curves. Realized gains and losses on the sale of available for sale securities were less than 2 percent of interest, net for the three and nine months ended October 31, 2008. Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of interest, net. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of interest, net.

Fair Value Measurement

Effective February 1, 2008, the Company implemented Statement of Financial Accounting Standards No. 157, Fair Value Measurement, or SFAS 157, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities until February 1, 2009. The Company is evaluating the impact, if any, this standard will have. In October 2008, the FASB issued FSB SFAS 157-3, Determining the Fair Value of a Financial Asset when the Market for that Asset is Not Active (“FSB 157-3”), to clarify how an entity would determine fair value in an inactive market. FSB 157-3 is effective immediately and applies to the Company’s October 31, 2008 financial statements. The application of the provisions of FSB 157-3 did not materially impact the Company’s consolidated financial position, results of operations and cash flows as of and for the period ended October 31, 2008.

In accordance with SFAS 157, the Company measures its cash equivalents, marketable securities and foreign currency derivative contracts at fair value. A majority of the Company’s cash equivalents and its marketable securities are classified within Level 1 or Level 2, which are described below. This is because the Company’s cash equivalents and marketable securities are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

A portion of the Company’s money market mutual funds are classified within Level 3, described below, because they are invested in The Reserve Primary Fund (“The Reserve Fund”). At October 31, 2008 the Company’s investment portfolio included $45.1 million invested in The Reserve Fund with an estimated fair value of $43.9 million. During the three months ended October 31, 2008, the Company recorded a $1.2 million loss related to this decline in fair value that is considered other-than-temporary. This loss is included in interest, net on the condensed consolidated statements of operations. While the Company believes it has the right to the recovery of the entire $45.1 million investment, the Company cannot predict when The Reserve Fund will disperse the Company’s funds, or the amounts that the Company will receive. Therefore, the Company has recorded the aforementioned other-than-temporary loss. Additionally, the Company reclassified its investment from cash and cash equivalents to short-term marketable securities on the Company’s condensed consolidated balance sheet as of October 31, 2008.

The Company’s foreign currency derivative contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments in inactive markets.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of October 31, 2008 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of October 31, 2008
Cash equivalents (1):
Time deposits	$436	$—	$—	$436
Money market mutual funds	118,804	—	—	118,804
Corporate notes and obligations	—	86,775	—	86,775
U.S. treasury securities	16,997	—	—	16,997
U.S. agency obligations	—	45,698	—	45,698
Marketable securities:
Corporate notes and obligations	—	179,503	—	179,503
U.S. agency obligations	—	198,867	—	198,867
Money market mutual funds	—	—	43,922	43,922
Foreign currency derivative contracts (2)	—	375	—	375

Total Assets	$136,237	$511,218	$43,922	$691,377

Liabilities
Foreign currency derivative contracts (3)	$—	$81	$—	$81

Total Liabilities	$—	$81	$—	$81

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(1)	Included in “cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheet as of October 31, 2008, in addition to $113,604 of cash.
(2)	Included in “prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheet as of October 31, 2008.
(3)	Included in “accrued expenses and other current liabilities” in the accompanying Condensed Consolidated Balance Sheet as of October 31, 2008.

The following table presents the Company’s assets measured at fair value using significant unobservable inputs (Level 3) at October 31, 2008. These assets consist of the Company’s investment in The Reserve Fund (in thousands):

Balance at February 1, 2008	$—
Transfers to Level 3	45,126
Realized loss included in Interest, net	(1,204)

Balance at October 31, 2008	$43,922

Derivative Financial Instruments

The Company has operated a hedging program for the past three years to manage its short-term exposure to fluctuations in foreign currency exchange rates, which exist as part of ongoing business operations. The Company enters into foreign currency contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company uses forward contracts to hedge a majority of transaction exposures denominated in Euros, Swiss francs, Australian dollars, Singapore dollars, Japanese yen and British pounds. The Company’s program is not designated for trading or speculative purposes. Prior to October 31, 2008 it had been the Company’s practice to settle foreign currency contracts prior to each quarter end because the maturities of the foreign currency contracts were less than 3 months. The Company continues its practice of entering into foreign currency contracts with maturities less than three months. As of October 31, 2008 the contracts that were not settled are recorded at fair value on the condensed consolidated balance sheet.

The Company’s foreign currency forward contracts , which are not designated as hedging instruments under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. Forward contracts are marked-to-market at the end of each reporting period with gains and losses recognized as other income (expense) to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. While the contract or notional amount is often used to express the volume of foreign exchange contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of the Company to the counterparties.

Details on outstanding forward contracts related to intercompany receivables and payables are presented below (in thousands):

	October 31, 2008	January 31, 2008
Notional amount of foreign currency forward contracts	$61,708	$—
Fair value of foreign currency forward contracts	294	—

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

Comprehensive income consisted of the following (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2008	2007	2008	2007
Net income	$10,124	$6,512	$29,675	$10,977
Translation adjustment and other adjustments	1,947	(1,859)	1,766	(2,157)
Unrealized (loss) gain on marketable securities	(5,351)	860	(7,082)	1,251

Total comprehensive income	$6,720	$5,513	$24,359	$10,071

The components of accumulated other comprehensive loss were as follows (in thousands):

	October 31, 2008	January 31, 2008
Foreign currency translation and other adjustments	$(2,366)	$(4,132)
Net unrealized (loss) gain on marketable securities	(5,226)	1,856

	$(7,592)	$(2,276)

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

A reconciliation of the denominator used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2008	2007	2008	2007
Numerator:
Net income	$10,124	$6,512	$29,675	$10,977
Denominator:
Weighted-average shares outstanding for basic earnings per share, net of weighted-average shares of common stock subject to repurchase	121,635	117,361	120,759	116,208
Effect of dilutive securities:
Employee stock awards	3,498	4,808	4,414	5,221

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	125,133	122,169	125,173	121,429

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact (in thousands). The dilutive securities are excluded when, for example, their exercise prices are greater than the average fair values of the Company’s common stock.

	Three months ended October 31,		Nine months ended October 31,
	2008	2007	2008	2007
Stock awards	4,440	2,859	3,328	3,181

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

The Company recorded a provision for income taxes of $8.8 million and $29.7 million for the three and nine months ended October 31, 2008, compared to a provision of $6.6 million and $15.1 million during the same periods a year ago.

The total income tax benefit recognized in the accompanying condensed consolidated statements of operations related to Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, was $20.1 million and $13.1 million for the nine months ended October 31, 2008 and 2007, respectively.

A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes included in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Nine months ended October 31,
	2008	2007
U.S. federal taxes at statutory rate	$22,349	$10,067
State, net of the federal benefit	3,564	1,801
Foreign losses providing no benefit	3,226	1,898
Foreign taxes in excess of the U.S. statutory rate	3,156	2,242
Tax credits	(3,780)	(1,776)
Non-deductible expenses	805	862
Other, net	373	(5)

	$29,693	$15,089

The Company records liabilities related to uncertain tax positions in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. There were no material changes to the Company’s unrecognized tax benefits for the three and nine months ended October 31, 2008.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Tax positions for the Company and its subsidiaries are subject to income tax audits by many tax jurisdictions throughout the world. The Internal Revenue Service completed the examination of the Company’s federal income tax return for the fiscal year ended January 31, 2006. No adjustment was made as a result of the audit. Management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months. However, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, the Company considers the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, the Company recognizes the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations, the Company defers only the direct costs of the consulting arrangement and amortizes those costs over the same time period as the consulting revenue is recognized. As of

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

October 31, 2008 and January 31, 2008, the deferred cost on the accompanying condensed consolidated balance sheet totaled $17.3 million and $13.9 million, respectively. These deferred costs are included in prepaid expenses and other current assets and other assets.

Deferred Revenue

Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s subscription service and is recognized as the revenue recognition criteria are met. The Company generally invoices its customers in quarterly or annual installments. Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year, noncancelable subscription agreements. Deferred revenue also includes certain deferred professional services fees which are recognized as revenue ratably over the subscription contract term. The Company defers the professional service fees in situations where the professional services and subscription contracts are accounted for as a single unit of accounting. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. Approximately 9 percent and 8 percent of total deferred revenue as of October 31, 2008 and January 31, 2008, respectively, related to deferred professional services revenue.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three months ended October 31,		Nine months ended October 31,
	2008	2007	2008	2007
Volatility	47%	46%	47%	46%
Weighted-average estimated life	4 years	4 years	4 years	4 years
Weighted-average risk-free interest rate	2.65-3.00%	3.96-4.14%	2.24-3.08%	3.96-4.56%
Dividend yield	—	—	—	—
Weighted-average fair value per share of grants	$20.34	$19.97	$22.26	$18.53

The expected life of options was based on the simplified calculation of expected life, described in the SEC’s Staff Accounting Bulletins 107 and 110. Accordingly, the weighted-average estimated life assumption of 4 years

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

During the three months ended October 31, 2008 and 2007, the Company capitalized $369,000 and $431,000, respectively, of stock-based expenses related to capitalized internal-use software development and deferred professional services costs and $1.4 million and $1.6 million for the nine months ended October 31, 2008 and 2007, respectively.

During the nine months ended October 31, 2008, the Company recognized stock-based expense of $56.2 million. As of October 31, 2008, the aggregate stock compensation remaining to be amortized to costs and expenses was $219.6 million. The Company expects this stock compensation balance to be amortized as follows: $23.9 million during the remaining three months of fiscal 2009; $87.3 million during fiscal 2010; $65.3 million during fiscal 2011; $38.5 million during fiscal 2012; and $4.6 million during fiscal 2013. The expected amortization reflects only outstanding stock awards as of October 31, 2008 and assumes no forfeiture activity. The Company expects to continue to issue share-based awards to its employees in future periods.

The Company grants stock options and restricted stock units to employees throughout the world. In certain foreign jurisdictions, the Company incurs a payroll or social tax cost when its employees exercise their vested awards. Pursuant to SFAS 123R, the payroll and social tax costs are recognized as an operating expense at the time of the exercise. As of October 31, 2008, the Company would incur as an operating expense in excess of $2.6 million for these taxes if all vested awards held by employees in these foreign jurisdictions were exercised. This amount is based on the number of vested awards held and the market price of the Company’s common stock. The timing of when employees in these foreign jurisdictions exercise their vested awards could materially affect the Company’s future results of operations in a particular period.

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

The Company has entered into service level agreements with a small number of its customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits or terminate their agreements in the event that the Company fails to meet those levels. As of October 31, 2008 and January 31, 2008, the reserve balance was approximately $0.4 million, respectively.

The Company has also agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations. This standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.

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

Notes to Condensed Consolidated Financial Statements—(Continued)

2. Balance Sheet Accounts

Marketable Securities

At October 31, 2008, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$183,194	$164	$(3,855)	$179,503
Money market mutual fund (see Note 1)	43,922	—	—	43,922
U.S. agency obligations	198,560	636	(329)	198,867

	$425,676	$800	$(4,184)	$422,292

At January 31, 2008, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$276,866	$2,328	$(414)	$278,780
U.S. treasury securities	9,483	53	—	9,536
U.S. agency obligations	101,094	1,296	(1)	102,389

	$387,443	$3,677	$(415)	$390,705

	October 31, 2008	January 31, 2008
Recorded as follows (in thousands):
Short-term (due in one year or less)	$219,144	$171,748
Long-term (due between one and 3 years)	203,148	218,957

	$422,292	$390,705

At October 31, 2008, the following investments were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$133,332	$(2,993)	$14,827	$(862)	$148,159	$(3,855)
U.S. agency obligations	68,689	(329)	—	—	68,689	(329)

	$202,021	$(3,322)	$14,827	$(862)	$216,848	$(4,184)

The unrealized loss for each of these fixed rate investments ranged from less than $1,000 to $541,000. The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of October 31, 2008. The Company expects to receive the full principal and interest on these investment securities.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	October 31, 2008	January 31, 2008
Deferred professional services costs	$12,847	$9,376
Prepaid expenses and other current assets	26,900	17,679

	$39,747	$27,055

Fixed Assets

Fixed assets consisted of the following (in thousands):

	October 31, 2008	January 31, 2008
Computers, equipment and software	$54,583	$34,197
Furniture and fixtures	12,626	8,354
Leasehold improvements	49,894	36,279

	117,103	78,830
Less accumulated depreciation and amortization	(50,270)	(37,450)

	$66,833	$41,380

Depreciation and amortization expense totaled $5.5 million and $4.5 million for the three months ended October 31, 2008 and 2007, respectively, and $15.0 million and $12.3 million for the nine months ended October 31, 2008 and 2007, respectively.

Fixed assets at October 31, 2008 and January 31, 2008 included $8.4 million and $3.6 million, respectively, acquired under capital lease agreements. Accumulated amortization relating to equipment and software under capital leases totaled $3.7 million and $3.6 million, respectively, at October 31, 2008 and January 31, 2008. Amortization of assets under capital leases is included in depreciation and amortization expense.

In February 2008, the Company expanded one of its existing software license agreements to provide additional capacity in its business operations at a cost of $8.0 million. These software licenses are being depreciated over their useful life of 5 years.

Capitalized Software

Capitalized software consisted of the following (in thousands):

	October 31, 2008	January 31, 2008
Capitalized internal-use software development costs, net of accumulated amortization of $9,567 and $4,898, respectively	$17,233	$13,932
Acquired developed technology, net of accumulated amortization of $11,344 and $6,542, respectively	14,717	9,129

	$31,950	$23,061

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Capitalized internal use software amortization expense totaled $1.8 million and $0.8 million for the three months ended October 31, 2008 and 2007, respectively. Acquired developed technology amortization expense for the three months ended October 31, 2008 and 2007, was $2.1 million and $1.3 million, respectively. Capitalized internal use software amortization expense totaled $4.7 million and $1.7 million for the nine months ended October 31, 2008 and 2007, respectively. Acquired developed technology amortization expense for the nine months ended October 31, 2008 and 2007, was $4.8 million and $3.6 million, respectively.

In August 2008, the Company acquired InStranet, Inc. Of the $31.6 million purchase price consideration, $8.6 million was allocated to acquired developed technology (see note 7, Acquisitions).

Other Assets

Other assets consisted of the following (in thousands):

	October 31, 2008	January 31, 2008
Deferred professional services costs, noncurrent portion	$4,493	$4,546
Long-term deposits	7,676	6,682
Purchased intangible assets, net of accumulated amortization of $1,553 and $678, respectively	6,583	1,509
Purchase of subsidiary stock (see note 7, Acquisitions)	21,586	—
Other	7,037	1,144

	$47,375	$13,881

In August 2008, the Company acquired InStranet, Inc. Of the $31.6 million purchase price consideration, $6.0 million was allocated to customer relationships which is included in purchased intangible assets (see note 7, Acquisitions).

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	October 31, 2008	January 31, 2008
Accrued compensation	$55,595	$63,327
Accrued other liabilities	40,218	20,988
Accrued other taxes payable	17,077	19,564
Accrued professional costs	4,877	6,980
Accrued rent	15,021	15,137
Capital lease obligations	1,812	—

	$134,600	$125,996

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

In April 2006, the Company’s Board of Directors approved the 2006 Inducement Equity Incentive Plan (the “Inducement Plan”) that allows for stock option and other equity incentive grants to employees in connection with merger or acquisition activity. The total number of shares reserved for issuance under the Inducement Plan is 400,000 shares. As of October 31, 2008, there were 98,730 shares of common stock available for grant under the Inducement Plan.

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

Stock plan activity for the nine months ended October 31, 2008 is as follows:

	Shares Available for Grant	Options Outstanding
		Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2008	6,029,787	13,409,345	$27.83
Increase in options authorized:
2004 Equity Incentive Plan	4,000,000	—	—
Options granted under all plans	(1,454,270)	1,454,270	$56.53
Restricted stock units granted	(609,746)	—	—
Stock grants to board members for board services and advisory board members	(38,550)	—	—
Exercised	—	(2,160,042)	$18.80
Restricted stock units cancelled	127,387	—	—
Options cancelled	429,439	(429,439)	$38.27

Balance as of October 31, 2008	8,484,047	12,274,134	$32.46	$92,664

Vested or expected to vest		11,186,860	$31.35	$91,491

Exercisable at October 31, 2008		5,784,293	$17.64	$86,757

The total intrinsic value of the options exercised during the nine months ended October 31, 2008 and 2007 were $97.8 million and $109.4 million, respectively.

The weighted-average remaining contractual life of vested and expected to vest options is approximately 5 years.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

As of October 31, 2008, options to purchase 5,784,293 shares were vested at a weighted average exercise price of $17.64 per share and a remaining weighted-average remaining contractual life of approximately 5 years. The total intrinsic value of these vested options as of October 31, 2008 was $86.8 million.

The following table summarizes information about stock options outstanding as of October 31, 2008:

Range of Exercise Prices	Options Outstanding			Options Vested
	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.40 to $8.00	2,377,581	4.77	$4.24	2,376,101	$4.24
$12.77 to $23.05	1,762,759	6.26	16.43	1,441,256	16.12
$23.57 to $34.85	1,921,971	4.11	29.88	963,909	29.81
$35.15 to $39.97	1,760,847	3.55	38.08	730,879	38.06
$40.50 to $52.48	3,014,026	3.97	50.23	249,123	43.86
$52.76 to $68.25	1,419,730	4.42	57.94	23,025	54.22
$70.86	17,220	4.65	70.86	—	—

	12,274,134		$32.46	5,784,293	$17.64

Restricted stock unit activity for the nine months ended October 31, 2008 is as follows:

	Restricted Stock Units Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2008	1,717,290	$0.001
Granted	609,746	0.001
Issued	(312,123)	0.001
Cancelled	(130,511)	0.001

Balance as of October 31, 2008	1,884,402	$0.001	$58,341

Expected to vest	1,577,998		$48,855

The restricted stock units, which upon vesting entitles the holder to one share of common stock for each restricted stock unit, have an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and vest over 4 years. The Company first awarded restricted stock units in May 2006.

Common Stock

The following shares of common stock are available for future issuance at October 31, 2008:

Options outstanding	12,274,134
Restricted stock units outstanding	1,884,402
Stock available for future grant:
1999 Stock Option Plan	708,485
2004 Equity Incentive Plan	6,957,832
2006 Inducement Equity Incentive Plan	98,730
2004 Employee Stock Purchase Plan	1,000,000
2004 Outside Directors Stock Plan	719,000

23,642,583

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

4. Commitments and Contingencies

Letters of Credit

As of October 31, 2008, the Company had a total of $8.5 million in letters of credit and bank guarantees outstanding for office space in San Francisco, California, New York City, Singapore, Sweden, United Kingdom, Australia and Switzerland. The letters of credit renew annually and mature at various dates through December 2016.

Leases

The Company leases office space and equipment under noncancelable capital and operating leases with various expiration dates.

As of October 31, 2008, the future minimum lease payments are as follows (in thousands):

	Capital Leases	Operating Leases

Remaining three months in fiscal 2009	$487	$24,424
Fiscal 2010	1,949	75,881
Fiscal 2011	1,949	61,590
Fiscal 2012	1,137	43,284
Fiscal 2013	—	34,826
Thereafter	—	90,754

Total minimum lease payments	5,522	$330,759
Less: amount representing interest	(386)

Present value of capital lease obligations	$5,136

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

6. Related-Party Transactions

In January 1999, the salesforce.com/foundation, commonly referred to as the Foundation, a non-profit public charity, was chartered to build philanthropic programs that are particularly focused on youth and technology. The Company’s chairman is the chairman of the Foundation. He, one of the Company’s employees and one of the Company’s board members hold three of the Foundation’s seven board seats. The Company is not the primary beneficiary of the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s statement of activities with its financial results.

Since the Foundation’s inception, the Company has provided at no charge certain resources to Foundation employees such as office space. The value of these items totals approximately $35,000 per quarter.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

In addition to the resource sharing with the Foundation, the Company issued the Foundation warrants in August 2002 to purchase 500,000 shares of common stock. Through October 31, 2008, the Foundation exercised all of these warrants. As of October 31, 2008, the Foundation held 196,500 shares of salesforce.com common stock. Additionally, the Company has donated subscriptions to the Company’s service to other qualified non-profit organizations. The fair value of these donated subscriptions is in excess of $2.0 million per month. The Company plans to continue providing free subscriptions to qualified non-profit organizations.

7. Acquisitions

In August 2008, the Company acquired 100 percent of the outstanding stock of InStranet, Inc. (“InStranet”), a privately-held company with operations in Paris, France, and Chicago, Illinois for $31.6 million in cash. InStranet offers a knowledge management application for business to consumer call centers. The Company acquired InStranet for its developed technology in order to expand its CRM customer service and support offerings in the customer service and support market. The Company accounted for this acquisition using Statement of Financial Accounting Standards No. 141, Business Combinations. Accordingly, the results of operations for the acquired business are included in the accompanying condensed consolidated statements of operations since the acquisition date, and the related assets and liabilities were recorded based upon their fair values as of the acquisition date. Pro forma results of operations have not been presented because the effects of the acquisition were not significant.

The preliminary allocation of the purchase price below was based upon a preliminary valuation and the Company’s estimates and assumptions are subject to change. The primary areas of those purchase price allocations that are not finalized relate to certain income and non-income based taxes and residual goodwill. The preliminary valuation of acquired assets and liabilities performed in part by an unrelated third-party appraiser, is as follows (in thousands):

Net tangible assets	$3,863
Developed product technology	8,610
Customer relationships	5,950
Goodwill	19,003
Deferred tax liability	(5,851)

Total purchase price consideration	$31,575

Customer relationships and developed technologies have a useful life of 3 years. The goodwill balance of $19.0 million is not deductible for tax purposes. This asset is attributed to the premium paid for an established knowledge management application.

In performing the preliminary purchase price allocation, the Company considered, among other factors, its intention for future use of the acquired assets, analysis of historical financial performance and estimates of future performance of InStranet’s knowledge management application. The fair value of intangible assets was primarily based on the income approach.

Salesforce Japan

In the third quarter of fiscal 2009, the Company acquired shares held by minority shareholders and increased its ownership to 72 percent. The Company plans to account for this purchase as a step-acquisition. The preliminary allocation is not completed and will be completed in the fourth quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our business strategy and our plan to build our business, the expenses associated with our data center capacity, our anticipated growth, trends in our business, new application service features, our strategy of acquiring or making investments in complementary companies, services and technologies, the effect of general economic and market conditions including sudden declines in the fair value of our investments in cash equivalents and marketable securities, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the potential availability of additional tax assets in the future and related matters, the impact of expensing stock options, the sufficiency of our capital resources, and our strategy to become a platform player for on-demand applications, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

To address these factors, we will need to, among other things, continue to add substantial numbers of paying subscriptions, upgrade our customers to versions such as our Unlimited Edition, provide high quality technical support to our customers and encourage the development of third-party applications on our Force.com platform. We also plan to invest for future growth by expanding our data center capacity both domestically and internationally, and we are opening a new data center in Singapore. We also plan to hire additional personnel, particularly in direct sales and other customer-related areas. During the three months ended October 31, 2008, we added 272 employees and our headcount as of October 31, 2008 was 3,318. We also plan to expand our domestic and international selling and marketing activities; add additional distribution channels; increase our research and development activities to upgrade and extend our service offerings and to develop new services and technologies; expand the number of locations around the world where we conduct business; add to our infrastructure to support our growth; and expand our operational systems to manage a growing business. Additionally, in our effort to further strengthen and extend our service offering, we may in the future acquire or make investments in complementary companies, services and technologies.

In August 2008, we acquired InStranet, Inc. which offers a knowledge management application for business to consumer call centers. We acquired InStranet, Inc. for its developed technology in order to expand our CRM customer service and support offerings in the customer service and support market.

We expect marketing and sales costs, which were 49 percent of our total revenues for the nine months ended October 31, 2008 and 51 percent for the same period a year ago, to continue to represent a substantial portion of total revenues in the future as we seek to add more paying subscribers, build brand awareness and increase the number of marketing events that we sponsor.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2009, for example, refer to the fiscal year ended January 31, 2009.

Sources of Revenues

We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our on-demand application service, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) related professional services and other revenues. Other revenues consist primarily of training fees. Subscription and support revenues accounted for approximately 91 percent of our total revenues for the nine months ended October 31, 2008. Subscription revenues are driven primarily by the number of paying subscribers of our service and the subscription price of our service. None of our customers accounted for more than 5 percent of our revenues during the nine months ended October 31, 2008 and 2007, respectively.

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

We recognize revenue in accordance with the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” or SAB 104, and Emerging Issues Task Force, or EITF, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21. In determining whether professional services can be accounted for separately from subscription and support revenues, we consider a number of factors, which are described in “Critical Accounting Policies and Estimates—Revenue Recognition” below. As we introduce new service offerings such as Unlimited Edition, Partner Edition and Salesforce Sandbox, we may not be able to establish objective and reliable evidence of fair value for these elements of our sales arrangements. As a result, when the professional services are sold together with subscription services that do not have objective and reliable evidence of fair value, the professional services fees cannot be accounted for separately, and the entire arrangement is accounted for as a single unit of accounting. In such situations, we recognize the entire arrangement fee ratably over the term of the subscription contract. Approximately 9 percent and 8 percent of our total deferred revenue as of October 31, 2008 and January 31, 2008, respectively, related to deferred professional services revenue.

Seasonal Nature of Deferred Revenue and Accounts Receivable

Deferred revenue primarily consists of billings to customers for our subscription service. Over 90 percent of the value of our billings to customers is for our subscription service. We generally invoice our customers in either quarterly or annual cycles, with a disproportionate weighting towards annual billings in the fourth quarter, primarily as a result of large enterprise account buying patterns. Additionally, our fourth quarter has historically been our strongest quarter for new business. The year on year compounding effect of this seasonality in both billing patterns and overall new business is causing the value of invoices that we generate in the fourth quarter for both new and existing customers to increase as a proportion of our total annual billings.

Accordingly, the sequential quarterly changes in accounts receivable and the related deferred revenue during the first three quarters of our fiscal year are not necessarily indicative of the billing activity that will occur in the fourth quarter.

The following table sets forth our accounts receivable and deferred revenue balances as of the end of each fiscal quarter:

(in thousands)	April 30, 2008	July 31, 2008	October 31, 2008
Fiscal 2009
Accounts receivable, net	$143,909	$146,982	$157,680
Deferred revenue, current and noncurrent	470,297	479,546	469,534

	April 30, 2007	July 31, 2007	October 31, 2007	January 31, 2008
Fiscal 2008
Accounts receivable, net	$105,013	$114,046	$121,961	$220,061
Deferred revenue, current and noncurrent	295,672	321,852	340,808	480,894

	April 30, 2006	July 31, 2006	October 31, 2006	January 31, 2007
Fiscal 2007
Accounts receivable, net	$72,337	$75,704	$82,808	$128,693
Deferred revenue, current and noncurrent	182,036	202,836	219,431	284,063

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

Joint Venture

In December 2000, we established a Japanese joint venture, Kabushiki Kaisha salesforce.com, with SunBridge, Inc., a Japanese corporation, to assist us with our sales efforts in Japan. In the third quarter we acquired shares held by minority shareholders and increased our ownership to 72 percent. As we continue to maintain a majority interest, we consolidate the venture’s financial results, which are reflected in each revenue, cost of revenues and expense category in our consolidated statement of operations. We then record minority interest, which reflects the minority investors’ interest in the venture’s results, exclusive of intercompany charges. Through October 31, 2008, the operating performance and liquidity requirements of the Japanese joint venture have not been significant. While we plan to expand our selling and marketing activities in Japan in order to add new customers, we believe the future operating performance and liquidity requirements of the Japanese joint venture will not be significant.

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations we defer the direct costs of the consulting arrangement and amortize those costs over the same time period as the consulting revenue is recognized. The deferred cost on our condensed consolidated balance sheet totaled $17.3 million at October 31, 2008 and $13.9 million at January 31, 2008. Such amounts are included in prepaid expenses and other current assets and other assets.

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

During the nine months ended October 31, 2008, we deferred $40.6 million of commission expenditures and we amortized $43.4 million to sales expense. During the same period a year ago, we deferred $33.0 million of commission expenditures and we amortized $29.7 million to sales expense. Deferred commissions on our condensed consolidated balance sheets totaled $49.3 million at October 31, 2008 and $52.1 million at January 31, 2008.

Accounting for Stock-Based Awards. We account for share-based compensation under SFAS 123R. We recognize the fair value of our stock awards on a straight-line basis over the requisite service period of the award, which is the vesting term of four years.

We recognized stock-based expense of $56.2 million, or 7 percent of revenue, during the nine months ended October 31, 2008. The requirement to expense stock-based awards will continue to materially reduce our reported results of operations. As of October 31, 2008, we had an aggregate of $219.6 million of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. We currently expect this stock compensation balance to be amortized as follows: $23.9 million during the remaining three months of fiscal 2009; $87.3 million during fiscal 2010; $65.3 million during fiscal 2011, $38.5 million during fiscal 2012 and $4.6 million during fiscal 2013. These amounts reflect only outstanding stock awards as of October 31, 2008 and assume no forfeiture activity. We expect to continue to issue share-based awards to our employees in future periods.

We grant stock options and restricted stock units to employees throughout the world. In certain foreign jurisdictions, we are obligated for the payroll or social tax costs when employees exercise their vested awards. Pursuant to SFAS 123R, we recognize as an operating expense the payroll and social tax costs at the time of the exercise. As of October 31, 2008, we would incur as an operating expense in excess of $2.6 million for these taxes if all vested awards outstanding by employees in these foreign jurisdictions were exercised. This amount is based on the number of vested awards held and the market price of our common stock as of October 31, 2008. The timing of when employees in these foreign jurisdictions exercise their vested awards could materially affect our future results of operations in a particular period.

The impact of SFAS 123R in the future is dependent upon, among other things, the timing of when we hire additional employees, the effect of long-term incentive strategies involving stock awards in order to continue to attract and retain employees, the total number of stock awards granted and the timing of when those awards are granted, the fair value of the stock awards at the time of grant, changes in estimated forfeiture assumption rates and the tax benefit that we may or may not receive from stock-based expenses. Additionally, the application of SFAS 123R requires the use of an option-pricing model to determine the fair value of stock option awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards.

As of October 31, 2008, there were 1,884,402 restricted stock units outstanding. We plan to continue awarding restricted stock units to our employees in the future. The restricted stock units, which upon vesting entitles the holder to one share of common stock for each restricted stock unit, have an exercise price of $0.001 per share, which is equal to the par value of our common stock, and vest over 4 years. The fair value of the restricted stock units is based on our closing stock price on the date of grant, and compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period.

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

Results of Operations

The following tables set forth selected data for each of the periods indicated and are in thousands, except for per share data. All data is unaudited.

	Three months ended October 31,		Nine months ended October 31,
	2008	2007	2008	2007
Revenues:
Subscription and support	$253,403	$176,376	$718,464	$484,064
Professional services and other	23,084	16,427	68,722	47,730

Total revenues	276,487	192,803	787,186	531,794

Cost of revenues :
Subscription and support	32,424	23,887	91,802	66,446
Professional services and other	23,924	20,394	69,935	58,414

Total cost of revenues	56,348	44,281	161,737	124,860

Gross profit	220,139	148,522	625,449	406,934
Operating expenses:
Research and development	26,270	16,892	70,070	46,109
Marketing and sales	136,452	96,216	389,930	270,357
General and administrative	41,284	29,296	117,797	80,889

Total operating expenses	204,006	142,404	577,797	397,355
Income from operations	16,133	6,118	47,652	9,579
Interest, net	3,840	6,556	17,270	17,178
Gain on sale of investment	—	1,272	—	1,272
Other income (expense)	534	285	(1,069)	734

Income before provision for income taxes and minority interest	20,507	14,231	63,853	28,763
Provision for income taxes	(8,824)	(6,594)	(29,693)	(15,089)

Income before minority interest	11,683	7,637	34,160	13,674
Minority interest in consolidated joint venture	(1,559)	(1,125)	(4,485)	(2,697)

Net income	$10,124	$6,512	$29,675	$10,977

Basic net income per share	$0.08	$0.06	$0.25	$0.09
Diluted net income per share	0.08	0.05	0.24	0.09
Weighted-average number of shares used in per share amounts:
Basic	121,635	117,361	120,759	116,208
Diluted	125,133	122,169	125,173	121,429

In addition to the statement of operations data above:
Cash flow provided by operating activities	$17,121	$51,998	$154,028	$123,482

	As of
	October 31, 2008	January 31, 2008	October 31, 2007
Balance sheet data:
Cash, cash equivalents and marketable securities	$804,606	$669,800	$571,003
Deferred revenue	469,534	480,894	340,808

	Three months ended October 31,		Nine months ended October 31,
	2008	2007	2008	2007
Revenues by geography:
Americas	$200,143	$141,682	$567,076	$399,477
Europe	48,076	33,880	142,597	88,614
Asia Pacific	28,268	17,241	77,513	43,703

	$276,487	$192,803	$787,186	$531,794

Cost of revenues and operating expenses include the following amounts related to stock-based awards.

	Three months ended October 31,		Nine months ended October 31,
	2008	2007	2008	2007
Cost of revenues	$2,817	$2,014	$8,149	$5,753
Research and development	2,494	1,685	6,852	4,472
Marketing and sales	9,235	6,313	26,105	18,197
General and administrative	4,730	4,166	15,119	11,199

	$19,276	$14,178	$56,225	$39,621

The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Three months ended October 31,		Nine months ended October 31,
	2008	2007	2008	2007
Revenues:
Subscription and support	92%	91%	91%	91%
Professional services and other	8	9	9	9

Total revenues	100	100	100	100

Cost of revenues:
Subscription and support	12	12	12	12
Professional services and other	8	11	9	11

Total cost of revenues	20	23	21	23

Gross profit	80	77	79	77
Operating expenses:
Research and development	10	9	9	9
Marketing and sales	49	50	49	51
General and administrative	15	15	15	15

Total operating expenses	74	74	73	75
Income from operations	6	3	6	2
Interest, net	1	3	2	3
Gain on sale of investment	—	1	—	—
Other income (expense)	—	—	—	—

Income before provision for income taxes and minority interest	7	7	8	5
Provision for income taxes	(3)	(3)	(4)	(3)

Income before minority interest	4	4	4	2
Minority interest in consolidated joint venture	—	(1)	—	—

Net income	4%	3%	4%	2%

	Three months ended October 31,		Nine months ended October 31,
	2008	2007	2008	2007
Revenues by geography:
Americas	72%	73%	72%	75%
Europe	17	18	18	17
Asia Pacific	11	9	10	8

	100%	100%	100%	100%

	Three months ended October 31,		Nine months ended October 31,
	2008	2007	2008	2007
Stock-based expenses:
Cost of revenues	1%	1%	1%	1%
Research and development	1	1	1	1
Marketing and sales	3	3	3	3
General and administrative	2	2	2	2

	7%	7%	7%	7%

Overview of the Three Months Ended October 31, 2008

During the three months ended October 31, 2008, net income was $10.1 million. Included in net income was $19.3 million of stock-based expenses and a $2.0 million loss for investments in a money market mutual fund and corporate note where the decline in their fair values were determined to be other-than-temporary. Net income during the same period a year ago was $6.5 million and included $14.2 million of stock-based expenses.

In August 2008, we acquired InStranet, Inc. for $31.6 million in cash, InStranet offers a knowledge management application for business to consumer call centers and websites. The results of operations of InStranet are included in the accompanying condensed consolidated statements of operations since the acquisition date. During the quarter we acquired shares held by minority shareholders in Salesforce Japan. These purchases increased our ownership to 72 percent.

Revenues during the three months ended October 31, 2008 were $276.5 million, an increase of 43 percent over the same period a year ago.

Our business has grown rapidly since we began offering our on-demand application service in February 2000, resulting in significant revenue growth since that time. We expect that our total revenue will continue to grow as we add more customers, add more paying subscriptions, sell advanced modules for an additional subscription fee to customers who require additional capabilities, upgrade our customers to versions such as our Unlimited Edition, and add additional distribution channels. However, our revenue growth rate as a percentage may decline over time because of the difficulty in maintaining growth rates as our revenue in absolute dollars increases to higher levels and because of unfavorable changes in foreign exchange rates.

Our gross profit during the three months ended October 31, 2008 was $220.1 million, or 80 percent of revenues. Our operating income was $16.1 million or 6 percent of revenues and included stock-based expenses of $19.3 million or 7 percent of revenues. During the same period a year ago, we generated a gross profit of $148.5 million or 77 percent of revenues. For the three months ended October 31, 2007 we had $6.1 million of operating income, which included $14.2 million of stock-based expenses or 7 percent of revenues.

During the three months ended October 31, 2008, we invested for future growth in an effort to expand our business. We added sales personnel to focus on adding new customers and increasing subscriptions sales to existing customers, and we added developers to broaden and enhance our on-demand service. We also invested in our infrastructure to meet the demands of an expanding business.

During the three months ended October 31, 2008, we generated $17.1 million of cash from operating activities, as compared to $52.0 million during the same period a year ago. At October 31, 2008, we had cash, cash equivalents and marketable securities of $804.6 million, as compared to $571.0 million at October 31, 2007, accounts receivable of $157.7 million at October 31, 2008, as compared to $122.0 million at October 31, 2007, and deferred revenue, current and noncurrent of $469.5 million at October 31, 2008, as compared to $340.8 million at October 31, 2007.

Three Months Ended October 31, 2008 and 2007

Revenues.

	Three months ended October 31,		Variance
(In thousands)	2008	2007	Dollars	Percent
Subscription and support	$253,403	$176,376	$77,027	44%
Professional services and other	23,084	16,427	6,657	41%

Total revenues	$276,487	$192,803	$83,684	43%

The growth in total revenues for the three months ended October 31, 2008 compared to the same period of fiscal 2008 was primarily attributed to 44 percent increase in subscription and support revenue as a result of an increased number of paying subscriptions and customers. The increase of 41 percent in professional services and other revenue compared to the same period a year ago was attributed to the higher demand for services from an increased number of paying subscriptions and customers.

Revenues in Europe and Asia Pacific accounted for $76.3 million, or 28 percent of total revenues, for the three months ended October 31, 2008, compared to $51.1 million, or 27 percent of total revenues, for the same period a year ago. The increase in revenues outside of the Americas was the result of our efforts to expand internationally. Additionally, the value of the U.S. dollar relative to foreign currencies contributed to the increase in total revenues in the three months ended October 31, 2008 as compared to the same period a year ago. The foreign currency impact compared to the same period a year ago was an increase of $2.5 million. As part of our overall growth, we expect the percentage of our revenue generated in Europe and Asia Pacific to continue to increase as a percentage of our total revenues world wide.

Cost of Revenues.

	Three months ended October 31,		Variance
(In thousands)	2008	2007	Dollars
Subscription and support	$32,424	$23,887	$8,537
Professional services and other	23,924	20,394	3,530

Total cost of revenues	$56,348	$44,281	$12,067

Percent of total revenues	20%	23%

The increase in absolute dollars was primarily due to $2.5 million in employee-related costs, $0.8 million in stock-based expenses, $1.6 million in service delivery costs, primarily due to incremental data center capacity, $2.0 million in depreciation and amortization expenses, $3.3 million in outside subcontractor and other service costs, and $0.7 million in allocated overhead. The cost of professional services and other that was in excess of the related revenue was $840,000 during the three months ended October 31, 2008, as compared to $4.0 million during the same period of fiscal 2008. This reduction was the result of increasing the utilization of existing professional services staff, utilizing more outside subcontractors and not increasing professional services headcount. Professional services headcount did not increase significantly when compared to October 31, 2007, but headcount to support subscription and support services increased by 40 percent when compared to the same period a year ago.

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

Research and Development.

	Three months ended October 31,		Variance
(In thousands)	2008	2007	Dollars
Research and development	$26,270	$16,892	$9,378
Percent of total revenues	10%	9%

This increase in absolute dollars was primarily due to $8.0 million in employee-related costs and $0.8 million in stock-based expenses. We increased our research and development headcount by 52 percent since October 31, 2007 in order to upgrade and extend our service offerings and develop new services and technologies.

Marketing and Sales.

	Three months ended October 31,		Variance
(In thousands)	2008	2007	Dollars
Marketing and sales	$136,452	$96,216	$40,236
Percent of total revenues	49%	50%

The increase in absolute dollars was primarily due to $27.5 million in employee-related costs, $2.9 million in stock-based expenses, $2.6 million in advertising, marketing and event costs, $1.1 million in professional services and outside service costs and $5.4 million in allocated overhead. Our marketing and sales headcount increased by 37 percent since October 31, 2007 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative.

	Three months ended October 31,		Variance
(In thousands)	2008	2007	Dollars
General and administrative	$41,284	$29,296	$11,988
Percent of total revenues	15%	15%

The increase in absolute dollars was primarily due to the increases in employee-related costs. Our general and administrative head count increased by 35 percent since October 31, 2007 as we added personnel to support our growth.

Operating Income.

	Three months ended October 31,		Variance
(In thousands)	2008	2007	Dollars
Operating income	$16,133	$6,118	$10,015
Percent of total revenues	6%	3%

We generated operating income of $16.1 million during the three months ended October 31, 2008, compared to operating income of $6.1 million during the same period a year ago. Operating income for the three months ended October 31, 2008 included $19.3 million of stock-based expenses compared to $14.2 million for the same period a year ago.

Interest, Net.

	Three months ended October 31,		Variance
(In thousands)	2008	2007	Dollars
Interest, net	$3,840	$6,556	$(2,716)
Percent of total revenues	1%	3%

Interest, net consists of investment income on cash and marketable securities balances. Interest, net decreased by $2.7 million for the three months ended October 31, 2008 compared to the same period a year ago. During the three months ended October 31, 2008, we recorded a $2.0 million loss for our investment in marketable securities as discussed under “Liquidity and Capital Resources”. Due to the current decline in market interest rates since last year and our focus on capital preservation, we expect that in the future interest, net will continue to decline when compared to the same periods in the previous year.

Other Income.

	Three months ended October 31,		Variance
(In thousands)	2008	2007	Dollars
Other income	$534	$285	$249

Other income primarily consists of foreign currency translation adjustments. Other income increased due to realized and unrealized losses on foreign currency translations for the three months ended October 31, 2008 compared to the same period a year ago.

Provision for Income Taxes.

	Three months ended October 31,		Variance
(In thousands)	2008	2007	Dollars
Provision for income taxes	$(8,824)	$(6,594)	$(2,230)
Effective tax rate	43%	46%

We recorded a provision for income taxes of $8.8 million during the three months ended October 31, 2008, compared to $6.6 million during the same period a year ago.

Our effective tax rate for the three months ended October 31, 2008 was 43 percent compared to 46 percent for the same period a year ago. The decrease in our effective tax rate was attributed to a reduced proportion of foreign losses for which no tax benefit can be realized. In addition, during the quarter, we recorded tax credits as a result of the enactment of the Emergency Economic Stabilization Act of 2008 which extended the federal research tax credit. This research tax credit previously expired on December 31, 2007. See Note 1 “Summary of Business and Significant Accounting Policies” for our reconciliation of income taxes at the statutory federal rate to the provision for income taxes for the nine months ended October 31, 2008.

Nine Months Ended October 31, 2008 and 2007

Revenues.

	Nine months ended October 31,		Variance
(In thousands)	2008	2007	Dollars	Percent
Subscription and support	$718,464	$484,064	$234,400	48%
Professional services and other	68,722	47,730	20,992	44%

Total revenues	$787,186	$531,794	$255,392	48%

Total revenues were $787.2 million for the nine months ended October 31, 2008, compared to $531.8 million during the same period a year ago, an increase of $255.4 million, or 48 percent. Subscription and support revenues were $718.5 million, or 91 percent of total revenues, for the nine months ended October 31, 2008, compared to $484.1 million, or 91 percent of total revenues, during the same period a year ago. The increase in subscription and support revenues was due primarily to the increase in the number of paying subscriptions. Professional services and other revenues were $68.7 million, or 9 percent of total revenues, for the nine months ended October 31, 2008, compared to $47.7 million, or 9 percent of total revenues, for the same period a year ago. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of paying subscriptions and customers.

Revenues in Europe and Asia Pacific accounted for $220.1 million, or 28 percent of total revenues, during the nine months ended October 31, 2008, compared to $132.3 million, or 25 percent of total revenues, during the same period a year ago, an increase of $87.8 million, or 66 percent. The increase in revenues outside of the Americas was the result of our efforts to expand the number of locations around the world where we conduct business and our international selling and marketing activities.

Cost of Revenues.

	Nine months ended October 31,		Variance
(In thousands)	2008	2007	Dollars
Subscription and support	$91,802	$66,446	$25,356
Professional services and other	69,935	58,414	11,521

Total cost of revenues	$161,737	$124,860	$36,877

Percent of total revenues	21%	23%

Cost of revenues was $161.7 million, or 21 percent of total revenues, during the nine months ended October 31, 2008, compared to $124.9 million, or 23 percent of total revenues, during the same period a year ago, an increase of $36.9 million. The increase in absolute dollars was primarily due to $7.6 million in employee-related costs, primarily all of which was related to our professional services organization, $2.4 million in stock-based expenses, $7.0 million in service delivery costs, primarily due to an increase in data center capacity, $8.8 million in outside subcontractor and other service costs, $4.6 million in depreciation and amortization expenses and $3.1 million in allocated costs. The impact of increasing the utilization of existing professional service staff, utilizing more outside subcontractors and not increasing professional services headcount resulted in the cost of professional services and other revenues approximately equalling the related revenue for the nine months ended October 31, 2008.

Research and Development.

	Nine months ended October 31,		Variance
(In thousands)	2008	2007	Dollars
Research and development	$70,070	$46,109	$23,961
Percent of total revenues	9%	9%

Research and development expenses were $70.1 million, or 9 percent of total revenues, during the nine months ended October 31, 2008, compared to $46.1 million, or 9 percent of total revenues, during the same period a year ago, an increase of $24.0 million. The increase in absolute dollars was primarily due to $18.2 million in employee-related costs, $1.0 million in infrastructure costs and $2.4 million in stock-based expenses. We increased our research and development headcount by 42 percent since January 31, 2008 in order to upgrade and extend our service offerings and develop new services and technologies.

Marketing and Sales.

	Nine months ended October 31,		Variance
(In thousands)	2008	2007	Dollars
Marketing and sales	$389,930	$270,357	$119,573
Percent of total revenues	49%	51%

Marketing and sales expenses were $389.9 million, or 49 percent of total revenues, during the nine months ended October 31, 2008, compared to $270.4 million, or 51 percent of total revenues, during the same period a year ago, an increase of $119.6 million. The increase in absolute dollars was primarily due to $75.3 million in employee-related costs, $7.9 million in stock-based expenses, $2.2 million in outside subcontractor and other service costs, $1.5 million in partner referral costs, $15.5 million in marketing, advertising and event costs and $16.0 million in allocated overhead. Our marketing and sales headcount increased by 31 percent since January 31, 2008 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative.

	Nine months ended October 31,		Variance
(In thousands)	2008	2007	Dollars
General and administrative	$117,797	$80,889	$36,908
Percent of total revenues	15%	15%

General and administrative expenses were $117.8 million, or 15 percent of total revenues, during the nine months ended October 31, 2008, compared to $80.9 million, or 15 percent of total revenues, during the same period a year ago, an increase of $36.9 million. The increase was primarily due to employee-related costs. Our general and administrative headcount increased by 22 percent since January 31, 2008 as we added personnel to support our growth.

Operating Income.

	Nine months ended October 31,		Variance
(In thousands)	2008	2007	Dollars
Operating income	$47,652	$9,579	$38,073
Percent of total revenues	6%	2%

Operating income during the nine months ended October 31, 2008 was $47.7 million and included $56.2 million of stock-based expenses related to SFAS 123R. During the same period a year ago, the operating income was $9.6 million. The increase in our revenues were re-invested in an effort to expand our business.

Interest, Net.

	Nine months ended October 31,		Variance
(In thousands)	2008	2007	Dollars
Interest, net	$17,270	$17,178	$92
Percent of total revenues	2%	3%

Interest, net consists of investment income on cash and marketable securities balances. Interest, net was $17.3 million during the nine months ended October 31, 2008 and was $17.2 million during the same period a year ago. The increase is net of the $2.0 million in losses in marketable securities that we recorded during the three months ended October 31, 2008 as discussed under “Liquidity and Capital Resources”. Due to the current decline in market interest rates since last year and our focus on capital preservation we expect that in the future interest, net will decline when compared to the same periods in the previous year.

Other Income (expense).

	Nine months ended October 31,		Variance
(In thousands)	2008	2007	Dollars
Other income (expense)	$(1,069)	$734	$(1,803)

Other income (expense) primarily consists of foreign currency translation adjustments. Other income decreased due to realized and unrealized losses on foreign currency translations for the nine months ended October 31, 2008 compared to the same period a year ago.

Provision for Income Taxes.

	Nine months ended October 31,		Variance
(In thousands)	2008	2007	Dollars
Provision for income taxes	$(29,693)	$(15,089)	$(14,604)
Effective tax rate	47%	52%

We recorded a provision for income taxes of $29.7 million during the nine months ended October 31, 2008, compared to $15.1 million during the same period a year ago.

Our effective tax rate decreased to 47 percent for the nine months ended October 31, 2008 compared to 52 percent for the same period a year ago. The decrease in our effective tax rate was attributed to a reduced proportion of foreign losses for which no tax benefit can be realized. See Note 1 “Summary of Business and Significant Accounting Policies—Income Taxes” to the Notes to the Condensed Consolidated Financial Statements for our reconciliation of income taxes at the statutory federal rate to the provision for income taxes.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.

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

Liquidity and Capital Resources

As of October 31, 2008, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $804.6 million and accounts receivable of $157.7 million.

Net cash provided by operating activities was $154.0 million during the nine months ended October 31, 2008 and $123.5 million during the same period a year ago. The improvement in cash flow was due primarily to the growth in our customer base and the associated increase in billings and collections. Cash provided by operating activities has historically been affected by the amount of net income, sales of subscriptions and support and professional services, changes in working capital accounts, particularly increases and the seasonality in accounts receivable and deferred revenue as described above, and the timing of commission and bonus payments, collections from large enterprise customers, and add-backs of non-cash expense items such as depreciation and amortization and the expense associated with stock-based awards.

Net cash used in investing activities was $131.7 million during the nine months ended October 31, 2008 and was $116.6 million during the same period a year ago. The net cash used in investing activities during the nine months ended October 31, 2008 primarily related to the acquisition of InStranet, Inc. and the purchase of shares of Salesforce Japan from the minority shareholders. In an addition, our investing activities included capital expenditures associated with leasehold improvements and the purchase of software licenses, computer equipment and furniture and fixtures as we have expanded our infrastructure, number of offices around the world and work force. In February 2008, we expanded one of our existing software license agreements to provide additional capacity in our business operations at a cost of $8.0 million.

Net cash provided by financing activities was $82.6 million during the nine months ended October 31, 2008 and $68.6 million during the same period a year ago. During the nine months ended October 31, 2008, net cash provided by financing activities consisted of $40.6 million of proceeds from the exercise of employee stock options and $42.2 million of excess tax benefits from employee stock plans.

Our cash, cash equivalents and marketable securities are comprised of corporate notes and obligations, U.S. treasury securities, U.S. agency obligations, time deposits, money market mutual funds and an investment in The Reserve Primary Fund (“The Reserve Fund”), a money market mutual fund that suspended redemptions and is in the process of being liquidated.

As of October 31, 2008 our investment portfolio included $45.1 million invested in The Reserve Fund with an estimated fair value of $43.9 million. During the three months ended October 31, 2008, we recorded a $1.2 million loss related to this decline in fair value that is considered other-than-temporary. While we believe we have the rights to the recovery of the entire $45.1 million investment, we cannot predict when The Reserve Fund will disperse our funds, or the amounts that we will receive. Therefore, we have recorded the aforementioned other-than-temporary loss.

As of October 31, 2008, we had a total of $8.5 million in letters of credit outstanding and bank guarantees for office space in San Francisco, California, New York City, Singapore, United Kingdom, Australia, Sweden and Switzerland. To date, no amounts have been drawn against the letters of credit, which renew annually and mature at various dates through December 2016.

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

As of October 31, 2008, our future minimum lease payments are as follows (in thousands):

	Capital Leases	Operating Leases
Remaining three months in fiscal 2009	$487	$24,424
Fiscal 2010	1,949	75,881
Fiscal 2011	1,949	61,590
Fiscal 2012	1,137	43,284
Fiscal 2013	—	34,826
Thereafter	—	90,754

Total minimum lease payments	5,522	$330,759
Less: amount representing interest	(386)

Present value of capital lease obligations	$5,136

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

Prior to October 31, 2008, our practice was to settle foreign currency contracts prior to each quarter end because the maturities of the foreign currency contracts were less than 3 months. We have continued our practice of entering into foreign currency contracts with maturities less than three months. As of October 31, 2008 the contracts that were not settled are recorded at fair value on the condensed consolidated balance sheet.

Interest rate sensitivity

We had cash, cash equivalents and marketable securities totaling $804.6 million at October 31, 2008. These amounts were invested primarily in money market funds and instruments, corporate notes and bonds, government securities and other debt securities with credit ratings of at least single A or better. The cash, cash equivalents and short-term marketable securities are held for working capital purposes with capital preservation as the primary objective. We do not enter into investments for trading or speculative purposes.

We account for our investment instruments in accordance with SFAS No. 115, Accounting for Investments in Debt and Equity Securities. All of our cash and cash equivalents and marketable securities are treated as “available for sale” under SFAS No. 115. Our marketable securities include corporate notes and obligations, U.S. treasuries, U.S. agency obligations, time deposits, and money market mutual funds.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in the market value due to changes in interest rates. However because we classify our debt securities as “available for sale”, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Our fixed-income portfolio is subject to interest rate risk. An immediate increase or decrease in interest rates of 100-basis points at October 31, 2008 could result in a $3.7 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

As previously discussed in the “Liquidity and Capital Resources” section, we have an investment in The Reserve Fund, a money market mutual fund. While we believe we have the rights to the recovery of our entire investment, we cannot predict when The Reserve Fund will disperse our funds, or the amounts that we will receive.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

We currently serve our customers from a third-party datacenter hosting facility located on the west coast of the United States and we plan to begin to serve some customers from a third-party datacenter hosting facility located on the east coast of the United States. Additionally, we plan to begin serving customers from a new data center hosting facility we will be opening in Singapore during the coming months. Any damage to, or failure of, our systems generally could result in interruptions in our service. As we continue to add capacity in our existing and future data centers, we may move or transfer data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Further, any damage to, or failure of, our systems generally could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

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

•

changes in foreign currency exchange rates (as an example, recently the value of the U.S. dollar has increased against the Euro by approximately 13 percent from a year ago, and as such, our revenue results outside the Americas in fiscal 2009 have been negatively impacted);

•

changes in interest rates, which would impact our return on our investments in cash and marketable securities (as an example the yield on the 2 year U.S. treasury has declined approximately 60 percent from a year ago to 1.5614 percent);

•

conditions, particularly sudden changes, in the financial markets have and may continue to impact the value of and the access to our investment portfolio. During the three months ended October 31, 2008, we recorded a $1.2 million loss in our investment in the Reserve Primary money market mutual fund;

•	changes in the effective tax rates;

•

general economic conditions could adversely affect either our customers’ ability or willingness to purchase our application service or delay the customers’ purchasing decision or affect renewal rates, all of which could adversely affect our operating results;

•	the timing of additional investments in our on-demand application service and in our consulting service;

•	regulatory compliance costs;

•	the timing of customer payments and payment defaults by customers;

•	costs associated with acquisitions of companies and technologies, such as our August 2008 acquisition of InStranet, Inc.;

•	extraordinary expenses such as litigation or other dispute-related settlement payments;

•	the impact of new accounting pronouncements;

•	the timing of stock awards to employees and the related adverse financial statement impact of having to expense those stock awards ratably over their 4 year vesting schedules; and

•	the timing of payroll and social tax expense which is triggered when employees in foreign jurisdictions exercise their vested stock options.

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

We generally recognize revenue from customers ratably over the terms of their subscription agreements, which are typically 12 to 24 months, although terms can range from one to 60 months. As a result, most of the revenue we report in each quarter results from the recognition of deferred revenue relating to subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter will not necessarily be fully reflected in the deferred revenue balance on our consolidated balance sheet and the revenue in that quarter but will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect the changes in revenues. Accordingly, the effect of significant downturns in sales and market acceptance of our service and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

If we experience significant fluctuations in our rate of growth and fail to balance our expenses with our revenue forecasts, our results could be harmed and our stock price may decline without advance notice.

Due to our evolving business model, the unpredictability of our emerging industry and deteriorating general economic and financial market conditions, we may not be able to accurately forecast our rate of growth. We base our current and future expense levels and our investment plans on estimates of future revenue and future rate of growth. We may not be able to adjust our spending quickly enough if the rate of new or renewed subscriptions falls short of our expectations.

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

Our customers have no obligation to renew their subscriptions for our service after the expiration of their initial subscription period, which is typically 12 to 24 months, and in fact, some customers have elected not to renew. In addition, our customers may renew for fewer subscriptions or renew for shorter contract lengths. We cannot accurately predict customer renewal rates, particularly for our enterprise customers who purchase a large number of subscriptions under multi-year contracts. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their dissatisfaction with our service, their ability to continue their operations and spending levels and deteriorating general economic and financial market conditions. If our customers do not renew their subscriptions for our service or reduce the number of paying subscriptions at the time of renewal, our revenue will decline and our business will suffer.

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

If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expense. Any of our trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. While we have five U.S. patents and many other U.S. patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications. In addition, our existing patents and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our service is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

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

Because we sell our service throughout the world, we are subject to risks and challenges that we would otherwise not face if we conducted our business only in the United States. For example, sales in Europe and Asia Pacific together represent over 25 percent of our total revenues, and we intend to continue to expand our international sales efforts. The risks and challenges associated with sales to customers outside the United States include:

•	localization of our service, including translation into foreign languages and associated expenses;

•	laws and business practices favoring local competitors;

•	compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

•	regional data privacy laws that apply to the transmission of our customers’ data across international borders;

•	foreign currency fluctuations;

•	different pricing environments;

•	difficulties in staffing and managing foreign operations;

•	different or lesser protection of our intellectual property;

•	longer accounts receivable payment cycles and other collection difficulties; and

•	regional economic conditions, including the affect of general economic and financial market conditions in the markets in which we operate outside the United States; and

•	regional political conditions.

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

As part of our business strategy, we may acquire, enter into joint ventures with or make investments in complementary companies, services and technologies in the future. In August 2008, we acquired InStranet, Inc., for $31.6 million in cash as discussed elsewhere in this report. Acquisitions and investments involve numerous risks, including:

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

The trading prices of the securities of technology companies have been highly volatile. Accordingly, the trading price of our common stock has been and is likely to continue to be subject to wide fluctuations. For example, during the nine months ended October 31, 2008, the trading price of our common stock has ranged from a closing price of $25.31 to $74.43 per share. Factors affecting the trading price of our common stock include:

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

The Company plans to hold its 2009 Annual Meeting of Stockholders (the “2009 Annual Meeting”) on June 11, 2009 in San Francisco, California. The 2009 Annual Meeting date constitutes a change of more than 30 days from the anniversary of our 2008 Annual Meeting of Stockholders. As previously disclosed in the Proxy Statement for 2008 Annual Meeting of Stockholders, stockholder proposals to be presented at the 2009 Annual Meeting must be received by the Secretary of the Company at the Company’s principal executive offices not later than January 27, 2009, and any stockholder proposal intended to be included in the Company’s proxy statement for the 2009 Annual Meeting must also be received by the Company not later than January 27, 2009. Please refer to the Proxy Statement for 2008 Annual Meeting of Stockholders for the procedures for submitting stockholder proposals.

ITEM 6.	EXHIBITS

Exhibits

The Exhibits listed below are filed as part of this Form 10-Q.

Exhibit 3.1(1)	Amended and Restated Certificate of Incorporation of salesforce.com, inc.

Exhibit 3.1(2)	Amended and Restated Bylaws of salesforce.com, inc.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s registration statement on Form S-1 (No. 333-111289) Amendment No. 3 as filed with the Securities and Exchange Commission on April 20, 2004.
(2)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on December 7, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 25, 2008

salesforce.com, inc.

/s/ Graham Smith
Graham Smith Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)