Form 10-K
period 2009-01-31
SALESFORCE COM INC
filed 2009-03-09
CIK 1108524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2009

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

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing price of the Registrant’s common stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was July 31, 2008, the aggregate market value of its shares (based on a closing price of $63.79 per share) held by non-affiliates was approximately $6.0 billion. Shares of the Registrant’s common stock held by each executive officer and director and by each entity or person that owned 5 percent or more of the Registrant’s outstanding common stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2009, there were approximately 122.9 million shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its fiscal 2009 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended January 31, 2009, are incorporated by reference in Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

salesforce.com, inc.

i

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) in Item 7, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our business strategy and our plan to build our business, the expenses associated with increasing our data center capacity, our anticipated growth, trends in our business, new application service features, our strategy of acquiring or making investments in complementary companies, services and technologies, the effect of general economic and market conditions, sudden declines in the fair value of our investments in cash equivalents and marketable securities, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the potential availability of additional tax assets in the future and related matters, the impact of expensing stock options, the sufficiency of our capital resources, and our strategy to be the leading provider of CRM application services and the leading platform on which customers and partners build Software-as-a-Service applications, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors” in Item 1A and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

ITEM 1.	BUSINESS

Overview

We are the leading provider, based on revenues and market share, of software on demand, according to a July 2008 report by International Data Corporation, or IDC. We provide a comprehensive customer relationship management, or CRM, service to businesses of all sizes and industries worldwide and we provide a technology platform for customers and developers to build and run business applications. Approximately 55,400 customers worldwide use salesforce.com to manage their customer, sales and operational data.

We were incorporated in Delaware in February 1999, founded on the simple concept of delivering enterprise business applications via the Internet, and we introduced our first service offering in February 2000. Since then, we have augmented our CRM service with new editions and enhanced features, introduced other enterprise cloud computing applications on our Force.com cloud computing platform that allows customers and developers to build applications that are complementary to or extend beyond CRM, and introduced our Force.com AppExchange directory, or AppExchange, of enterprise cloud computing applications that are integrated with our CRM service and in many cases were developed on our platform by third parties.

Our principal executive offices are located in San Francisco, California and our principal website address is www.salesforce.com. Our office address is The Landmark @ One Market, Suite 300, San Francisco, California 94105.

We designed and developed our offering to be an easy-to-use and intuitive solution that can be deployed rapidly, can be customized easily and can be integrated with other software applications. We deliver our service through a standard Web browser. Customers who use our enterprise cloud computing CRM service and platform are able to avoid many of the expenses and complexities of traditional enterprise software development and implementations. As a result, our customers incur less risk and lower upfront costs and benefit from increased productivity.

We market our service to businesses on a subscription basis, primarily through our direct sales efforts and also indirectly through partners. Our revenues have increased from $749 million in fiscal 2008 to $1,077 million in fiscal 2009. As of January 31, 2009, our customer base had grown to approximately 55,400 worldwide from approximately 41,000 customers a year ago.

Through our Force.com cloud computing platform and developer tools and our AppExchange directory, we also encourage third parties, including customers and independent software vendors, to develop additional functionality and applications that run on our platform, but which are sold separately from or in conjunction with our CRM service.

Industry Background

The Enterprise Application Software Market

Over the last thirty-five years, there have been several shifts in the way vendors deliver enterprise software applications. In the 1970s and 1980s, companies deployed application software through centralized mainframe based systems. In the 1990s, the mainframe model evolved to client/server computing, in which applications were run in a more distributed model. Historically, only large businesses could afford to make investments in enterprise resource planning, or ERP, and CRM applications, to gain an enterprise-wide view of all business information and automate and improve basic processes. In addition, large businesses attempted to customize and connect various incompatible packaged applications through time-consuming, extensive and costly integration efforts. However, many large enterprises never realized the benefits of these applications for a variety of reasons, including the difficulty of deployment, low user adoption rates, lack of ubiquitous access, high total cost of ownership and a relatively low return on investment.

In an attempt to address these challenges, many enterprise software application vendors adapted their client/server products to be accessible over the Internet. However, because these hosted applications were not originally designed to be delivered over the Internet, they failed to provide the level of access and economies of scale of a multi-tenant solution, which allows all users and applications to share a single, common hardware infrastructure and software code base that is centrally maintained. As such, hosted client/server applications remain limited in their ability to address the needs of large and small businesses.

Cloud Computing

Cloud computing refers to the use of Internet (“cloud”) based computing, storage and connectivity technology for a variety of different services. The pervasiveness of the Internet, along with the dramatic decline in the pricing of the technology components has enabled this new generation of computing, in which dynamically scalable and often virtual resources are provided as a service to both enterprises and consumers. Users need not have knowledge of, expertise in, or control over the technology infrastructure “in the cloud” that supports them.

In the context of enterprise business applications, cloud computing fundamentally changes the way business applications are developed and deployed. Application developers no longer need to create and manage their own infrastructure of servers, storage, network devices, operating system software and development tools in order to create a business application. Instead, the entire infrastructure is managed in the cloud, and developers simply use an Internet browser to access the development environment. Application users are able to gain access to a variety of business applications via an Internet browser or mobile device, and are able to take advantage of a robust, secure, scalable and highly available application at a relatively low cost, without the cost and complexity of managing the application.

Enterprise cloud computing, which refers to business applications that are developed using the cloud and a technology platform that customers and developers use to build and run business applications, includes both application Software-as-a-Service for users and Platform-as-a-Service for developers.

Software-as-a-Service (“SaaS”)

SaaS enables businesses to subscribe to a wide variety of application services that are developed specifically for, and delivered over, the Internet on an as-needed basis with little or no implementation services required and without the need to install and manage third-party software in-house.

SaaS contrasts with the traditional enterprise software model, which requires each customer to install, configure, manage and maintain the hardware, software and network services to implement a software application in-house. Moreover, traditional enterprise software vendors must maintain support for numerous legacy versions of their software and compatibility with a wide array of hardware devices and operating environments. As a result, they either have to dedicate fewer resources to innovation, or incur higher research and development expenses as a percentage of revenue compared with on-demand application service providers.

We believe the market should not discriminate between small and large companies, and businesses of all sizes and across all industries should be able to use the same software based on a multi-tenant architecture. This architecture enables us to leverage a common infrastructure and software code base across all customers who benefit from access to the most current release of the application, automated upgrades, more rapid innovation and the economies of a shared infrastructure.

We believe the shift to SaaS applications provides significant benefits even beyond those associated with multi-tenant infrastructure. Businesses are able to realize many of the benefits offered by traditional enterprise software vendors, such as a comprehensive set of features and functionality and the ability to customize and integrate with other applications, while at the same time reducing the risks and lowering the total costs of owning enterprise software. As a result, we believe the continued emergence of SaaS applications is bringing about a fundamental transformation in the enterprise software industry as businesses will be able to replace their purchased software with subscriptions to a wide range of application services.

Platform-as-a-Service (“PaaS”)

We believe that SaaS applications and their related success in the market are the most widely understood segment of enterprise cloud computing. However, enterprise cloud computing also includes building SaaS applications on an application development platform. This market is called Platform-as-a-Service.

Application developers use PaaS technology to build both custom applications for individual businesses or vertical industries and horizontal applications to address standard business processes that can be sold to a broad range of potential customers. Application developers include corporate information technology (IT) departments that typically develop applications for a company’s internal use and independent software vendors (ISVs) that develop applications to sell to customers. Traditionally, these developers have needed to purchase, install, test and maintain complex software and hardware infrastructure to develop and deliver their applications. This requirement resulted in more time and resources spent maintaining infrastructure and less time and resources being available to develop applications, with a resulting impact on innovation and productivity levels.

PaaS enables corporate IT developers and ISVs to leverage the benefits of a multi-tenant platform for developing new applications. PaaS allows developers to build applications with a browser and an Internet connection, just as SaaS allows users to use applications through a browser.

Our Solution

Our flagship Salesforce CRM applications, which were initially introduced in February 2000, help companies better record, track, manage, analyze and share information regarding sales, customer service and support, and marketing operations. Our Force.com cloud computing platform, which was introduced in 2007, allows customers and partners to more extensively customize and integrate Salesforce CRM applications or build entirely new SaaS applications beyond CRM without having to invest in new software, hardware and related infrastructure. These newly developed applications, which are hosted and run on our infrastructure, can then be used for internal operations or sold to third parties. We also offer the AppExchange, an online directory for SaaS applications, where customers can browse, test-drive and install applications from salesforce.com and our partners. Since we introduced the AppExchange directory in 2006, more than 800 applications developed mostly by our partners have been posted to the directory.

Substantially all of our subscription and support revenue comes from subscriptions to our core CRM application services, all of which include the customization benefits of the Force.com platform. Customers can also build their own application services on the Force.com platform, or install those built on Force.com by partners from the AppExchange. In order for customers to install and run custom applications, whether built by themselves or by our partners, they must be a subscriber to our service.

As of January 31, 2009, our customer base had grown to approximately 55,400 worldwide. We provide our service to organizations through our proprietary, scalable, and secure enterprise cloud computing, multi-tenant application architecture, which allows us to serve large numbers of customers cost-effectively.

By subscribing to our service, our customers do not have to make large and potentially risky upfront investments in software, hardware, implementation services and IT staff as they would with traditional software solutions. We believe that our service enables businesses to rapidly achieve the benefits of higher productivity, and lower their total cost of ownership for their business application.

Key advantages of our solution include:

•

Secure, scalable and reliable delivery platform. The delivery platform for our service has been designed to provide our customers with high levels of reliability, performance, and security. We have built, and continue to invest in, a comprehensive security infrastructure, including firewalls, intrusion detection systems, and encryption for transmissions over the Internet, which we monitor and test on a regular basis. In addition, all of our customers’ data is replicated in near real-time to help protect the data and ensure service continuity in the event of a major disaster. We built and maintain a multi-tenant application architecture that has been designed to enable our service to scale securely, reliably, and cost-effectively. Our multi-tenant application architecture maintains the integrity and separation of customer data while still permitting all customers to use the same application functionality simultaneously. Our architecture also enables customers to segment access privileges across their user base.

•

Rapid deployment. Our service can be deployed rapidly since our customers do not have to spend time procuring, installing or maintaining the servers, storage, networking equipment, security products, or other infrastructure hardware and software necessary to ensure a scalable and reliable service. We believe the average time that a customer requires to deploy our service is significantly shorter than typical, traditional enterprise software deployments. We also offer consulting, training services, and online resources to assist customers in rapidly deploying and optimizing their use of our service.

•

Ease of integration and development. Our platform is designed to enable IT professionals to integrate our service with existing applications quickly and seamlessly. Our Force.com platform provides a set of application programming interfaces, or APIs, that enable customers and independent developers to both integrate our service with existing third-party, custom, and legacy applications and write their own application services that integrate with our service. For example, many of our customers use the Force.com API to move customer-related data from custom-developed and legacy applications into our service on a periodic basis to provide greater visibility into their activities. Other customers and partners have, for example, developed their own talent management solutions and procurement solutions on the Force.com platform.

•

Lower total cost of ownership. We enable customers to achieve significant upfront savings relative to the traditional enterprise software model. Customers benefit from the predictability of their future costs since they pay for the service on a per subscriber basis for the term of the subscription contract. All upgrades are included in our service, so customers are not burdened or disrupted by the periodic need to perform system upgrades. Because we implement all upgrades on our servers, new features and functionality automatically become part of our service on the release date and therefore benefit all of our customers immediately.

•

Driving innovation. By providing infrastructure and development environments on demand, we provide developers the opportunity to create new and innovative applications without having to invest in hardware and distribution. A developer with an idea for a new application can log onto our platform, develop, host and support their system on Force.com and make the application accessible for a fee to our 55,400 customers.

•

High levels of user adoption. We have designed our service to be easy to use and intuitive. Since our service contains many tools and features recognizable to users of popular websites such as those of Amazon, eBay, and Google, it has a more familiar interface than typical enterprise CRM applications. As a result, our users do not require substantial training on how to use and benefit from our service. We conduct extensive surveys of our users to gauge their experiences with our service so that we may determine potential areas of improvement. In addition, because of the nature of our service, we receive constant, automated feedback as to which features customers use or don’t use, allowing us to improve our service based on this information.

Our Strategy

Our objective is to be the leading provider of CRM application services. We also want to be the leading platform on which our customers and partners build SaaS applications. Key elements of our strategy include:

•

Strengthening our existing CRM applications and extending into new functional areas within CRM. We designed our service to easily accommodate new features and functions. We intend to continue to add CRM features and functionality to our core service that we will make available to customers at no additional charge. We offer advanced modules for an additional subscription fee to customers that require enhanced CRM capabilities. Our growing portfolio of applications includes: Salesforce CRM Automation, Salesforce CRM Marketing Automation, Salesforce CRM Partner Relationship Management, Salesforce CRM Call Center Management, Salesforce CRM Content Management and Salesforce CRM Ideas. We also evaluate acquisition or investment opportunities in complementary companies, services and technologies in an effort to strengthen and extend our service CRM offerings.

•

Pursuing new customers and new territories aggressively. We believe that our SaaS and PaaS offerings provide significant value for businesses of any size, from small businesses to the largest Fortune 500 corporations. As a result, we will continue to aggressively target businesses of all sizes, primarily through our direct sales force. We have steadily increased and plan to continue to increase the number of direct sales professionals we employ, and we intend to develop additional distribution channels for our service. We have created several editions of our service to address the distinct requirements of businesses of different sizes. We also believe that there is a substantial market opportunity for our service outside of North America. We plan to continue to aggressively market to customers outside of North America by recruiting local sales and support professionals, building partnerships that help us add customers in these regions and by increasing the number of languages that our service supports.

•

Deepening relationships with our existing customer base. We believe there is significant opportunity to leverage our relationships with existing customers. As the customer realizes the benefits of our service, we try to sell more subscriptions by targeting additional functional areas and business units within the customer organization and pursuing enterprise-wide deployments. We also want to provide professional service offerings that are complementary to our service and enable us to sell subscriptions to larger customers who require assistance with complex integrations and customizations. In addition, by continuously enhancing the functionality of our service, we believe that customers will find more uses for our service and therefore purchase additional subscriptions, continue to renew their existing subscriptions, and upgrade to more fully-featured versions, such as our Unlimited Edition.

•

Continuing to lead the industry transformation to cloud computing. We believe that the market transformation to application and platform services is a growing trend in the information technology industry. We enable customers of all sizes to benefit from the capabilities of enterprise software applications. We believe we have established a leadership position in this new enterprise cloud computing industry both as a successful vendor of SaaS CRM application services and also as an enabler for third parties to create their own SaaS applications through our platform. We seek to extend our leadership position in this industry by continuing to innovate and bringing new application and platform services and value-added technologies to market, as well as by providing the tools needed by third parties to develop their own SaaS applications on our platform.

•

Encouraging the development of third-party applications on our Force.com cloud computing platform. Our Force.com cloud computing platform enables existing customers and third-party developers to develop and deliver SaaS applications they have built in our multi-tenant environment. It is a platform on which applications can be created, tested, published, and run. In addition, these applications can be listed on the AppExchange, our online marketplace of SaaS applications. We believe the ecosystem of SaaS developers will address the business requirements of both current and potential customers.

The Salesforce CRM Service

We provide a comprehensive array of SaaS CRM services, which enable customers and subscribers to systematically record, store, analyze, share and act upon business data, and to help businesses manage customer accounts, track sales leads, evaluate marketing campaigns, and provide post-sales service. We also enable companies to generate reports and summaries of this data and share them with authorized individuals across functional areas. Most of the features of our service can be accessed through a variety of devices, including laptop computers and mobile devices. For example, we offer a mobile version of our service that is accessed by the leading wireless devices. Additionally, our service is highly configurable in a short amount of time, enabling our customers to tailor its appearance, policy settings, language, workflow, reports, and other characteristics without the use of significant IT resources or consultants. Our services mainly focus on the following functional areas within CRM:

•

Sales force automation, which is marketed under our brand Salesforce CRM SFA, enables salespeople to be more productive by automating manual and repetitive tasks and by providing them with better, more organized data about current and prospective customers. Salesforce CRM SFA helps companies establish a system and process for recording, tracking, and sharing information about sales opportunities, sales leads, sales forecasts, the sales process, and closed business, as well as managing sales territories. Salesforce CRM SFA also helps sales organizations manage unstructured information such as sales collateral, presentations, price lists, and video assets.

•

Partner relationship management, which is marketed under our brand Salesforce CRM Partner Networks, provides channel managers with complete visibility into their company’s entire sales pipeline for direct and indirect channels. The Salesforce CRM Partner Networks solution includes a customizable partner portal that makes it easy for our customers’ partners to access leads, register for deals, collaborate on deals, and locate all the information they need in order to be successful. The Salesforce CRM Partner Networks offering also enables our customers to instantly share information, such as leads and opportunities, with other Salesforce customers, directly from within their own Salesforce environments.

•

Customer service and support automation, which is marketed under our brand Salesforce CRM Customer Service & Support allows companies to maintain better relationships with their existing customers and more efficiently address a variety of service and support needs, such as advice about products and services, requests for repairs, complaints about faulty goods, and the need for additional goods and services. Using Salesforce CRM Customer Service & Support, customers can leverage our complete cloud-computing platform to deliver a comprehensive solution for their customer service interactions across every service channel: call centers with phone, email and chat, web portals for self-service and customer collaboration, and within social networks for community interactions.

•

Marketing automation, which is marketed under our brand Salesforce CRM Marketing, enables companies to attract new customers and manage marketing campaigns from initiation through the development of leads that are passed to the sales team. Marketers are able to determine the effectiveness of each campaign by quantifying the revenue generated as a result of specific marketing activities. The application includes integration with Google Adwords, which enables marketers to measure the return on their Google Adwords spend by providing full visibility into which clicked ads result in actual closed business. Salesforce CRM Marketing also provides content management functionality to manage marketing and brand collateral. The technology includes ratings, comments, filters, and tagging, which help marketers ensure the best and most up-to-date materials are consistently being used throughout their companies.

As of January 31, 2009, we offer five principal editions of our service for a fee: Group Edition, Professional Edition, Enterprise Edition, Unlimited Edition, and Partner Edition. We derived over 90 percent of our revenues from subscriptions to, and support for, our service in fiscal 2009.

•

Group Edition. Group Edition, which is limited to five subscribers, is targeted primarily at small businesses and workgroups that seek a basic sales force automation solution without the sophisticated features required by larger companies. Users can use Group Edition to share important customer data and manage their customer relations—from the start of the sales cycle to closing the deal to providing basic customer service. Group Edition primarily offers access to accounts, contacts, opportunities, and reports. It does not include the more advanced customer service and support or marketing automation features such as: campaigns, forecasts, solutions, online case capture, self-service portal, notes and attachments, Offline Edition, and mass email capabilities. Using the Force.com platform, customers can further extend and customize Group Edition by adding additional custom tabs and/or a custom application.

•

Professional Edition. Professional Edition is targeted primarily at medium-sized and large businesses that need a robust and complete CRM solution but do not need some of the more advanced administrative features and integration capabilities. Professional Edition offers companies a comprehensive CRM suite that business users can use to manage every aspect of the customer lifecycle. In addition to everything available in Group Edition, it provides users more advanced CRM functionality such as: forecasts, lead management, contract management, solutions, and online case capture. Professional Edition also comes with standard, easy-to-use customization, security and sharing, integration, and administration tools to facilitate any small to mid-sized deployment. Using the Force.com platform, Professional Edition customers have more flexibility than Group Edition customers to further extend and customize their service by adding more custom applications, custom tabs, and/or custom objects.

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

•

Enterprise customization and integration tools that can support large-scale deployments, such as APIs for back-office integration that enable companies to readily integrate Salesforce CRM with ERP applications and other data sources. With Enterprise Edition, customers also have greater flexibility and control to fully extend and customize our service by adding more custom applications, custom tabs, and/or custom objects.

•

Unlimited Edition. Unlimited Edition is our most fully featured edition, with exclusive features available only in Unlimited Edition and bundled add-on features included at a significant cost saving over the total price of the individual features. In addition to all of the functionality available in Enterprise Edition, Unlimited Edition includes unlimited installations from the AppExchange, increased customization and extension possibilities that customers can implement on their own, including Force.com Sandbox, which is described below, Salesforce CRM Mobile, Premier Support with Administration, and additional storage.

•

Partner relationship management, which is described above and marketed under our brand Salesforce CRM Partner Networks, provides channel managers with complete visibility into their company’s entire sales pipeline for direct and indirect channels.

Each of the editions described above entitles customers to our standard customer support services, with phone support available 12 hours a day, five days a week. For advanced customers with more complex business needs, we provide additional levels of fee-based customer support.

In addition to the five paying editions, we continue to innovate and develop additional products and services as optional add-on subscriptions to better meet different customers’ needs. Examples include:

•

Offline Edition and Mobile Edition allow customers to view and modify their CRM data, such as accounts, contacts, opportunities, tasks, and events, while disconnected from the Internet. Offline Edition is included in all Enterprise and Unlimited Edition service subscriptions. Customers of Professional Edition can choose to subscribe to either or both as an add-on service.

•

Salesforce CRM Content enables customers to manage unstructured data within an enterprise by utilizing Web 2.0 technologies such as tagging, subscriptions and recommendations. By enabling users to manage their documents and unstructured data directly in the Salesforce CRM application, Salesforce CRM Content increases the utility of the service to our customers.

•

Force.com Sandbox enables customers to test new customizations or features before deploying them. Customers can use Force.com Sandbox to install, modify, and test applications downloaded from the AppExchange or to create a development environment for building and testing integrations and internally built applications. Additionally, customers may use Force.com Sandbox as an exact replica of their production Salesforce CRM systems for employee-training purposes. Customers of Professional Edition and Enterprise Edition can choose to subscribe to Sandbox as an add-on service.

•

Salesforce CRM Ideas provides a forum for customers to collect ideas from their customers or others on any topic, including products or services. Interested parties can then review and vote on these ideas, and management can post responses to the ideas.

As part of our marketing programs, we also offer a single user Personal Edition service that includes a contact management database and several other features that are useful to individual sales representatives and others who need a centralized way to organize contact data and access that data over the Internet. We also offer a Developer Edition to developers and others interested in building applications on our Force.com platform. Both Personal Edition and Developer Edition are currently available at no charge.

Force.com Cloud Computing Platform

The Force.com cloud computing platform enhances the attractiveness of our service, particularly to enterprise customers. The Force.com platform provides a feature set and technology environment for building business applications, including data models and objects to manage data, a workflow engine for managing collaboration of data between users, a user interface model to handle forms and other interactions, and a Web services API for programmatic access and integration. The Force.com platform provides the tools and infrastructure required to:

•	Deploy our application service for CRM

•	Customize and integrate existing enterprise software applications

•	Create and deploy new business applications that are pre-integrated with our service and leverage the same user interface or customize the user interface specific to customer requirements

•	Sample and deploy applications built by third parties from the AppExchange

The AppExchange

We offer the AppExchange, an online directory that provides customers a way to browse, test-drive, share, and install applications developed on our Force.com platform. Partners and developers can offer their applications on the AppExchange directory. This directory gives our users a way to find and install applications to expand their use of the Force.com platform to areas that are complementary to or extend beyond CRM.

When installing an enterprise cloud computing application built by a third-party partner or developer, customers authorize the third-party provider access to their data. Because they are built, managed and provisioned by third parties, we do not warrant the functionality, security and integrity of the data transmission or processing.

Professional Services

We offer consulting and implementation services and training that complement our enterprise cloud computing CRM application service.

Consulting and Implementation Services

We offer consulting and implementation services to our customers to facilitate the adoption of our enterprise cloud computing CRM application and platform services. Consulting services consist of services such as business process mapping, project management services and guidance on best practices in using our service. Implementation services include systems integration, technical architecture and development, configuration and data conversion as well as developing and delivering customized education programs for our customers. Most of our consulting and implementation engagements are billed on a time and materials basis. For many of our small and medium-sized business customers, we also offer for a fixed price certain implementation services that take up to a week to complete.

As the reach of our enterprise cloud computing application services grows, partners will likely play a more integral part in also providing these consulting and implementation services to our customers.

Training & Certification

We offer a number of traditional classroom and online educational classes that address topics such as implementing, using, administering and developing on our service. We also offer classes for our partners who implement our service on behalf of our customers.

We bill the traditional classroom and some of the on-line educational classes on a per person, per class basis. There is a selection of on-line educational classes available at no charge to customers who subscribe to our service. In 2008 we also introduced a certification program to provide accredited certifications for Salesforce CRM administrators, Force.com developers and consultants.

In order to expand our reach to the growing customer base, we have also established the Authorized Training Center program that allows authorized third party training partners to deliver training curriculum. Additionally, as the population of administrators, developers, consultants and partners grows, a training and exam program has been established for Salesforce certification in specific areas of expertise.

Technology, Development and Operations

Technology and Development

We do not provide software that must be written to different hardware, operating system and database platforms, or that depends upon a customer’s unique systems environment. Rather, we have optimized our service to run on a specific database and operating system using the tools and platforms best suited to serve our customers. Performance, functional depth and the usability of our service drive our technology decisions and product direction.

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

Our service treats all customers as logically separate tenants in central applications and databases. As a result, we are able to spread the cost of delivering our service across our user base. In addition, because we do not have to manage thousands of distinct applications with their own business logic and database schemas, we believe that we can scale our business faster than traditional software vendors. Moreover, we can focus our resources on building new functionality to deliver to our customer base as a whole rather than on maintaining an infrastructure to support each of their distinct applications.

Our research and development efforts are focused on improving and enhancing the features, functionality and security of our existing service offerings as well as developing new proprietary services such as Force.com. In addition, from time to time we supplement our internal research and development activities with outside development resources and acquired technology. Because of our common, multi-tenant application architecture, we are able to provide all of our customers with a service based on a single version of our application. We are able to upgrade all of our customers at the same time with each release. As a result, we do not have to maintain multiple versions of our application.

Operations

As of January 31, 2009, we serve our customers and users from a single, third-party Web hosting facility located on the west coast of the United States, leased from Equinix, Inc., except for features added through acquisition which are temporarily served through alternate facilities. The Equinix facility is built to the same critical systems building codes as hospitals and other vital infrastructure. The facility is secured by around-the-clock guards, biometric access screening and escort-controlled access, and is supported by on-site backup generators in the event of a power failure. As part of our current disaster recovery arrangements, all of our customers’ data is currently replicated in near real-time in a separate back-up facility located on the east coast of the United States. This strategy is designed to both protect our customers’ data and ensure service continuity in the event of a major disaster. Even with the disaster recovery arrangements, our service could be interrupted.

Our agreement with Equinix provides for Equinix to supply space in its secure facilities on the west and east coasts as well as power. Bandwidth to the Internet is provided by multiple independent companies. We continuously monitor the performance of our service. The monitoring features we have built or licensed include centralized performance consoles, automated load distribution tools and various self-diagnostic tools and programs.

In addition we have a data center in San Francisco, which is primarily for internal information technology, development and quality assurance infrastructure.

We are opening a data center in Singapore in fiscal 2010.

Customers

As of January 31, 2009, our customer base had grown to approximately 55,400, from 41,000 in the prior year.

Our revenues are divided among small businesses (companies with fewer than 200 employees), medium-size businesses (200 or more employees and up to $1 billion in annual revenues), and large businesses (over $1 billion in annual revenues). The number of paying subscriptions at each of our customers ranges from one to tens of thousands.

None of our customers accounted for more than 5 percent of our revenues in fiscal 2009, 2008, or 2007.

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

We also continue to develop distribution channels for our subscription service.

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

We have a comprehensive technical support program to assist our customers in the use of our service and to identify, analyze and solve problems or issues with our service. The support program includes email support, an online repository of helpful information about our service, shared best practices for implementation and use, and telephone support. In addition, we have supplemented our own staff with other technical support specialists who work for us on a contract basis. Basic customer support during business hours is available at no charge to customers that purchase any of our paying editions. Premier customer support, which includes additional services such as an assigned support representative or team of support representatives, is available for a separate fee, or is included as part of Unlimited Edition. Additional support services include administrator support which aids customers in application configuration and optimization.

International Sales

We generate over 25 percent of our total revenues from customers in Europe and Asia Pacific, including Japan. We expect international markets to provide increased opportunities for our applications and services in the future. Our current international efforts are focused on strengthening our direct sales and marketing presence outside of North America, and generating more revenues from these regions.

Seasonality

Our fourth quarter has historically been our strongest quarter for new business. For a more detailed discussion, see the “Seasonal Nature of Deferred Revenue and Accounts Receivable” discussion in Management’s Discussion and Analysis.

Competition

The market for enterprise CRM business applications and development platforms is highly competitive, rapidly evolving and fragmented, and subject to changing technology, shifting customer needs and frequent introductions of new products and services. Many prospective customers have invested substantial personnel and financial resources to implement and integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to an enterprise cloud computing application service. Additionally, third party developers may be reluctant to build application services on our platform since they have invested significantly in other competing technology products.

We compete primarily with vendors of packaged CRM software, whose software is installed by the customer directly, and companies offering on-demand CRM applications. We also compete with internally developed applications and face, or expect to face, competition from enterprise software vendors and online service providers who may develop toolsets and products that allow customers to build new applications that run on the customers’ current infrastructure or as hosted services. Our current principal competitors include:

•	enterprise software application vendors including Microsoft Corporation, Oracle Corporation, and SAP AG;

•

packaged CRM software vendors, some of which offer hosted services, such as CDC Software Corporation, a subsidiary of chinadotcom corporation, Consona Corporation (formerly Made2Manage Systems Inc.), Pivotal Corporation, which is owned by Sage Group plc, and SugarCRM;

•	on-demand CRM application service providers such as Microsoft Corporation, NetSuite, Inc., Oracle Corporation, RightNow Technologies, Inc. and SAP AG.;

•	enterprise application service providers including IBM Corporation and Oracle Corporation;

•

traditional platform development environment companies, including established vendors, such as IBM Corporation, Microsoft Corporation, and Oracle Corporation and an array of emerging vendors that have gained traction with the press and analyst communities; and

•

cloud computing development platform companies, including some with whom we are partners, others such as Microsoft Corporation, which has initiated plans to enter this market, and a variety of smaller start up companies that have invested in cloud computing technology.

We believe that as enterprise software application and platform vendors shift more of their focus to cloud computing, they will be a greater competitive threat.

We believe the principal competitive factors in our market include the following:

•	speed and ease of implementation;

•	product functionality;

•	financial stability and viability of the vendor;

•	product adoption;

•	ease of use and rates of user adoption;

•	low total cost of ownership and demonstrable cost-effective benefits for customers;

•	performance, security, scalability, flexibility and reliability of the service;

•	ease of integration with existing applications;

•	quality of customer support;

•	availability and quality of implementation, consulting and training services; and

•	vendor reputation and brand awareness.

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

Our professional services organization may compete with some systems integrators, including Accenture Ltd., Deloitte Consulting and IBM Corporation; it may also compete with some ISV service providers that have service practices. We have close relationships with many of these consulting companies and frequently work cooperatively on projects with them.

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

As of January 31, 2009, we have four issued U.S. patents and 117 pending U.S. patent applications. The majority of our patent applications concern database, application platform and application exchange infrastructures.

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

Employees

As of January 31, 2009, we had 3,566 employees.

We believe our future success and growth will depend on our ability to attract, motivate and retain qualified employees in all areas of our business. None of our employees is represented by a labor union. We consider our relationship with our employees to be good. However, we face competition for qualified employees, and we expect to face continuing challenges in recruiting and retention.

Available Information

You can obtain copies of our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the SEC, and all amendments to these filings, free of charge from our Web site at http://www.salesforce.com/company/investor/sec-filings/ as soon as reasonably practicable following our filing of any of these reports with the SEC. You can also obtain copies free of charge by contacting our Investor Relations department at our office address listed above.

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

Interruptions or delays in service from our third-party data center hosting facilities could impair the delivery of our service and harm our business.

We currently serve our customers from a third-party data center hosting facility located on the west coast of the United States and we plan to begin to serve some customers from a third-party data center hosting facility located on the east coast of the United States. Additionally, we plan to begin serving customers from a new data center hosting facility we will be opening in Singapore in fiscal 2010. Any damage to, or failure of, our systems generally could result in interruptions in our service. As we continue to add capacity in our existing and future data centers, we may move or transfer data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Further, any damage to, or failure of, our systems generally could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

As part of our current disaster recovery arrangements, our production environment and all of our customers’ data is currently replicated in near real-time in a separate standby facility located on the east coast. Features added through acquisition are temporarily served through alternate facilities. We do not control the operation of any of these facilities, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service. Even with the disaster recovery arrangements, our service could be interrupted.

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

Weakening global economic conditions may adversely affect our industry, business and results of operations.

Our overall performance depends in part on worldwide economic conditions. The United States and other key international economies are currently undergoing a period of severe recession, characterized by falling demand for a variety of goods and services, restricted credit, going concern threats to financial institutions and major multi-national companies, poor liquidity, declining asset values, reduced corporate profitability, extreme volatility in credit, equity and foreign exchange markets and increased bankruptcies. These conditions could adversely affect our customers’ ability or willingness to purchase our enterprise cloud computing application service, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts, or affect renewal rates, all of which could adversely affect our operating results. Companies that have competing products may reduce prices for competing products or services which could also reduce our average selling prices and harm our operating results.

Because we recognize revenue from subscriptions for our service over the term of the subscription, downturns or upturns in sales may not be immediately reflected in our operating results.

We generally recognize revenue from customers ratably over the terms of their subscription agreements, which are typically 12 to 24 months, although terms can range from one to 60 months. As a result, most of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter will not necessarily be fully reflected in the deferred revenue balance on our consolidated balance sheet and the revenue in that quarter but will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect the changes in revenues. Accordingly, the effect of significant downturns in sales and market acceptance of our service, and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

If we experience significant fluctuations in our rate of anticipated growth and fail to balance our expenses with our revenue forecasts, our results could be harmed and our stock price may decline without advance notice.

Due to our evolving business model, the unpredictability of new markets that we enter and deteriorating general economic and financial market conditions, we may not be able to accurately forecast our rate of growth. We plan our expense levels and investment on estimates of future revenue and future anticipated rate of growth. We may not be able to adjust our spending quickly enough if the rate of new or renewed subscriptions falls short of our expectations.

As a result, we expect that our revenues, operating results and cash flows may fluctuate significantly on a quarterly basis. Our recent revenue growth rates may not be sustainable and may decline in the future. We believe that period-to-period comparisons of our revenues, operating results and cash flows may not be meaningful and should not be relied upon as an indication of future performance.

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

Our quarterly operating results are likely to fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Moreover, our stock price may be based on expectations of our future performance that may be unrealistic or that may not be met. Some of the important factors that could cause our revenues, operating results and cash flows to fluctuate from quarter to quarter include:

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

•

changes in foreign currency exchange rates (as an example, recently the value of the Euro and British Pound have decreased against the U.S. dollar by approximately 13 percent and 28 percent, respectively from a year ago, and as such, our revenue results outside the Americas in fiscal 2009 have been negatively impacted);

•

changes in interest rates, which would impact our return on our investments in cash and marketable securities (as an example, the yield on the 2 year U.S. treasury bill has declined approximately 120 basis points from a year ago to 1.005 percent);

•	conditions, particularly sudden changes, in the financial markets have and may continue to impact the value of and access to our investment portfolio;

•	changes in the effective tax rates;

•

general economic conditions could adversely affect either our customers’ ability or willingness to purchase our application service or delay the customers’ purchasing decision or affect renewal rates, all of which could adversely affect our operating results;

•	the seasonal nature of our invoicing, timing of additional investments in our enterprise cloud computing application service and in our consulting service;

•	regulatory compliance costs;

•	the timing of customer payments and payment defaults by customers;

•	costs associated with acquisitions of companies and technologies, such as our August 2008 acquisition of InStranet, Inc.;

•	extraordinary expenses such as litigation or other dispute-related settlement payments;

•	the impact of new accounting pronouncements; and

•	the timing of stock awards to employees and the related adverse financial statement impact of having to expense those stock awards ratably over their 4 year vesting schedules.

Many of these factors are not within our control, and the occurrence of one or more of them might cause our operating results to vary widely. As such, we believe that quarter-to-quarter comparisons of our revenues, operating results and cash flows may not be meaningful and should not be relied upon as an indication of future performance.

We rely on third-party computer hardware and software that may be difficult to replace or which could cause errors or failures of our service.

We rely on computer hardware purchased or leased and software licensed from third parties in order to offer our service, including database software from Oracle Corporation. This hardware and software may not continue to be available at reasonable prices or on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could significantly increase our expenses and otherwise result in delays in the provisioning of our service until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. Any errors or defects in third-party hardware or software could result in errors or a failure of our service which could harm our business.

Efforts we are making to expand our service beyond the CRM market may not succeed and may reduce our revenue growth rate and cause us to incur additional liabilities.

In fiscal 2006 we introduced the AppExchange directory, an on-line marketplace for enterprise cloud computing applications that run on our Force.com cloud computing platform. The market for third-party on-demand applications and our platform is new and unproven, and it is uncertain whether the initiative will ever result in significant revenue for us. Among other things, the success of the AppExchange will depend to a substantial extent on the willingness of third-party technology providers to write enterprise cloud computing applications that run on our platform and the willingness of enterprises, large and small, to purchase and deploy these applications. If third-party technology providers or enterprises do not perceive the benefits of our on-line application marketplace, then the market for this initiative may not develop at all, or it may develop more slowly than we expect, either of which would affect our ability to grow our revenue. Given this new and unproven market, we have limited insight into trends that may develop and affect this initiative. In addition, our customers may not authorize such third-party technology providers to access their customer data. If our customers do authorize such access, we do not warrant the functionality, security and integrity of the data transmission or processing. Further, despite contract provisions designed to protect us, customers may look to us to support and warrant the third-party applications, which may expose us to potential claims, liabilities and obligations for applications we did not develop or sell. Moreover, the AppExchange directory, and other efforts to expand our service beyond the CRM market, may divert management resources from existing operations and require us to commit significant financial resources to an unproven business, which may harm our business.

The market for our technology delivery model and enterprise cloud computing application services is immature and volatile, and if it develops more slowly than we expect, our business could be harmed.

The market for enterprise cloud computing application services is not as mature as the market for packaged enterprise software, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of enterprises, large and small, to increase their use of enterprise cloud computing application services in general, and for CRM in particular. Many enterprises have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to an enterprise cloud computing application service. Furthermore, some enterprises may be reluctant or unwilling to use enterprise cloud computing application services because they have concerns regarding the risks associated with security capabilities, among other things, of the technology delivery model associated with these services. If enterprises do not perceive the benefits of enterprise cloud computing application services, then the market for these services may not develop at all, or it may develop more slowly than we expect, either of which would significantly adversely affect our operating results. In addition, we may make errors in predicting and reacting to relevant business trends, which could harm our business. Our success also depends on the willingness of third-

party developers to build applications that are complementary to our service. Without the development of these applications, both current and potential customers may not find our service sufficiently attractive.

The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.

The market for CRM, enterprise business applications, and development platforms is highly competitive, rapidly evolving and fragmented, and subject to changing technology, shifting customer needs and frequent introductions of new products and services. Many prospective customers have invested substantial personnel and financial resources to implement and integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to an enterprise cloud computing application service. Additionally, third party developers may be reluctant to build application services on our platform since they have invested significantly in other competing technology products.

We compete primarily with vendors of packaged CRM software, whose software is installed by the customer directly, and companies offering on-demand CRM applications. We also compete with internally developed applications and face, or expect to face, competition from enterprise software vendors and online service providers who may develop toolsets and products that allow customers to build new applications that run on the customers’ current infrastructure or as hosted services. Our current principal competitors include:

•	enterprise software application vendors including Microsoft Corporation, Oracle Corporation, and SAP AG;

•

packaged CRM software vendors, some of which offer hosted services, such as CDC Software Corporation, a subsidiary of chinadotcom corporation, Consona Corporation (formerly Made2Manage Systems Inc.), Pivotal Corporation, which is owned by Sage Group plc, and SugarCRM;

•	on-demand CRM application service providers such as Microsoft Corporation, NetSuite, Inc., Oracle Corporation, RightNow Technologies, Inc., and SAP AG;

•	enterprise application service providers including IBM Corporation and Oracle Corporation;

•

traditional platform and development environment companies, including established vendors, such as IBM Corporation, Microsoft Corporation, and Oracle Corporation; and an array of emerging vendors that have gained traction with the press and analyst communities; and

•

cloud computing development platform companies, including some with whom we are partners, others such as Microsoft Corporation, which has initiated plans to enter this market, and a variety of smaller start up companies that have invested in cloud computing technology.

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

Our professional services organization may compete with some systems integrators, including Accenture Ltd., Deloitte Consulting and IBM Corporation; it may also compete with some ISV service providers that have service practices. We have close relationships with many of these consulting companies and frequently work cooperatively on projects with them.

Many of our competitors and potential competitors enjoy substantial competitive advantages, such as greater name recognition, longer operating histories and larger marketing budgets, as well as substantially greater financial, technical and other resources. In addition, many of our competitors have established marketing relationships and access to larger customer bases, and have major distribution agreements with consultants, system integrators and resellers.

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

If our enterprise cloud computing application service is not widely accepted in markets where we have few customers, our future growth will be limited.

We derive substantially all of our revenue from subscriptions to our enterprise cloud computing application service, and we expect this will continue for the foreseeable future. As a result, widespread acceptance of our service by companies located outside the United States or in industries where we currently have few customers is critical to our future growth. Factors that may affect market acceptance of our service include:

•	reluctance by enterprises to migrate to an enterprise cloud computing application service;

•	a limited number of service offerings and risks associated with developing new service offerings;

•	the price and performance of our service;

•	the level of customization we can offer;

•	the location of our data centers;

•	the availability, performance and price of competing products and services;

•	reluctance by enterprises to trust third parties to store and manage their internal data; and

•

adverse publicity about us, our service or the viability, reliability or security of enterprise cloud computing application services generally from third party reviews, industry analyst reports and our competitors.

Many of these factors are beyond our control. The inability of our enterprise cloud computing application service to achieve widespread market acceptance as described above would harm our business.

Our past and anticipated future growth could strain our personnel resources and infrastructure, and if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.

We have experienced and may continue to experience a period of increasing headcount and growth in our operations to support a growing customer base, which has placed, and will continue to place, to the extent that we are able to sustain such growth, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate that additional investments in our infrastructure will be required to address increases in our customer base, further development of our service, as well as our expansion into new geographic areas.

Our success will depend in part upon the ability of our senior management to manage this growth effectively. To do so, we must continue to hire, train and manage new employees as needed. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the expected domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. The additional headcount and capital investments we are making will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our growth, we will be unable to execute our business plan.

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

We periodically restructure or make other adjustments to our sales organization in response to market opportunities, competitive threats, management changes, product introductions or enhancements, sales performance, increases in sales headcount, cost levels, and other internal and external considerations. In the past, these restructurings sometimes resulted in a temporary lack of focus and reduced productivity; these effects could recur in connection with any future sales restructurings we might undertake and our rate of revenue growth could be negatively affected.

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

If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expense. Any of our trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. While we have a few U.S. patents and many other U.S. patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications. In addition, our existing patents and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our service is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

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

We continue to be substantially dependent on our direct sales force to obtain new customers, particularly large enterprise customers, and to manage our customer base. We believe that there is significant competition for direct sales personnel with the advanced sales skills and technical knowledge we need. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of direct sales personnel. New hires require significant training and may, in some cases, take more than a year before they achieve full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire sufficient numbers of qualified individuals in the future in the markets where we do business. If we are unable to hire and develop sufficient numbers of productive direct sales personnel, sales of our service will suffer and our growth will be impeded. In addition, we plan to develop and expand our indirect sales channel by engaging third-party resellers. Because of our enterprise cloud computing service model, the structuring of such relationships is complex and requires the investment of significant business, financial and other resources. If we are unable to structure successful third-party channel relationships that enable us to enter markets we otherwise would have greater difficulty entering, our growth will be inhibited.

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

Our success depends substantially upon the continued services of our executive officers and other key members of management, particularly our Chief Executive Officer. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. Such changes in our executive management team may be disruptive to our business.

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

To continue to execute on our business plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software and Internet-related services and senior sales executives. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, job candidates and existing employees often consider the value of the stock awards they are to receive in connection with their employment. Volatility in the price of our stock and the cost to expense stock options may discourage us from granting the size or type of stock awards that job candidates require to join or stay with our company. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

As we acquire companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results and the value of our common stock.

As part of our business strategy, we may acquire, enter into joint ventures with or make investments in complementary companies, services and technologies in the future. In August 2008, we acquired InStranet, Inc. Acquisitions and investments involve numerous risks, including:

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

•	delays in customer purchases due to uncertainty;

•	the need to implement controls, procedures and policies appropriate for a public company at companies that prior to the acquisition lacked such controls, procedures and policies; and

•	challenges caused by distance, language and cultural differences.

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

We are subject to rules and regulations by various governing bodies, including, for example, the Securities and Exchange Commission, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded. Our efforts to comply with new and changing regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

Our effective tax rate has fluctuated over the past fiscal year. The tax rate is affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses arising from stock option compensation and the valuation of deferred tax assets and liabilities. Increases in our effective tax rate could materially affect our net results.

Natural disasters and other events beyond our control could materially adversely affect us.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, and could decrease demand for our services. The majority of our research and development activities, corporate headquarters, information technology systems, and other critical business operations, are located near major seismic faults in the San Francisco Bay Area. Because we do not carry earthquake insurance for direct quake-related losses, and significant recovery time could be required to resume operations, our financial condition and operating results could be materially adversely affected in the event of a major earthquake or catastrophic event.

Risks Related to Ownership of Our Common Stock

The trading price of our common stock is likely to be volatile and could subject us to litigation.

The trading prices of the securities of technology companies have been highly volatile. Accordingly, the trading price of our common stock has been and is likely to continue to be subject to wide fluctuations. For example, during the year ended January 31, 2009, the trading price of our common stock has ranged from a closing price of $21.96 to $74.43 per share. Factors affecting the trading price of our common stock include:

•

variations in our operating results, earnings per share, cash flows from operating activities, deferred revenue, and other financial metrics and non-financial metrics, and how those results compare to analyst expectations;

•	forward looking guidance to industry and financial analysts related to future revenue and earnings per share;

•	the net increases in the number of customers and paying subscriptions, either independently or as compared with published expectations of industry, financial or other analysts that cover our company;

•	changes in the estimates of our operating results or changes in recommendations by securities analysts that elect to follow our common stock;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	announcements by us or by our competitors of mergers or other strategic acquisitions, or rumors of such transactions involving us or our competitors;

•	announcements of customer additions and customer cancellations or delays in customer purchases;

•	recruitment or departure of key personnel;

•	disruptions in our service due to computer hardware, software or network problems;

•	the economy as a whole, market conditions in our industry, and the industries of our customers; and

•	trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding common stock.

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

Our amended and restated certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions among other things:

•	establish a classified board of directors so that not all members of our board are elected at one time;

•	permit the board of directors to establish the number of directors;

•	provide that directors may only be removed “for cause” and only with the approval of 66 2/3 percent of our stockholders;

•	require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and bylaws;

•	authorize the issuance of “blank check” preferred stock that our board could use to implement stockholder rights (also known as a “poison pill”);

•	eliminate the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on merger, business combinations and other transactions between us and holders of 15 percent or more of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our executive offices and principal office for domestic marketing, sales, professional services and development occupy approximately 408,000 square feet in San Francisco, California under leases that expire at various times through November 2017. We also lease space in various locations throughout the United States for local sales and professional services personnel. Our foreign subsidiaries lease office space for their operations including local sales and professional services personnel.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2009.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding our current executive officers (in alphabetical order):

Name	Age	Position
Marc Benioff	44	Chairman of the Board of Directors and Chief Executive Officer
Parker Harris	42	Executive Vice President, Technology
George Hu	34	Executive Vice President, Marketing
Kenneth Juster	54	Executive Vice President, Law, Policy and Corporate Strategy
David Schellhase	45	Senior Vice President and General Counsel
Graham Smith	49	Executive Vice President and Chief Financial Officer
Jim Steele	53	Chief Customer Officer and President, Worldwide Sales
Polly Sumner	54	President, Alliances and Services
Frank van Veenendaal	49	Chief Sales Officer and President, Worldwide Sales

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

George Hu has served as our Executive Vice President, Marketing, since February 2009. Previously, Mr. Hu served as our Executive Vice President, Marketing, Applications and Education from December 2007 to February 2009, our Chief Marketing Officer from October 2006 through December 2007, our Senior Vice President and General Manager, Applications from January to October 2006 and our Vice President, Product Marketing from October 2004 to January 2006. Mr. Hu has also served in various management positions in marketing since joining salesforce.com in March 2002. Mr. Hu received an A.B. from Harvard College and an M.B.A. from Stanford University.

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

Graham Smith has served as our Executive Vice President and Chief Financial Officer since March 2008. Prior to that, Mr. Smith served as our Executive Vice President and Chief Financial Officer Designate from December 2007 to March 2008. Prior to salesforce.com, Mr. Smith was at Advent Software Inc. and served as its Chief Financial Officer from January 2003 to December 2007. In addition to Advent Software, he served as Chief Financial Officer of Vitria Technology and Nuance Communications, and also served at Oracle Corporation in various senior finance roles, lastly as Vice President of Finance for worldwide operations. Mr. Smith holds a B.Sc. from Bristol University in England and qualified as a member of the Institute of chartered accountants in England and Wales.

Jim Steele has served as our Chief Customer Officer and President, Worldwide Sales since September 2008. Prior to this position, Mr. Steele was our Chief Customer Officer and President of International Operations from December 2007 to September 2008, and our President, Worldwide Sales and Distribution from December 2004 to December 2007. Prior to that he was our President of Worldwide Operations since joining salesforce.com in October 2002. From February 2001 to September 2002, Mr. Steele served as Executive Vice President, Worldwide Sales and Operations for Ariba, Inc., a software company. From February 1978 to January 2001, Mr. Steele served in a variety of globally focused executive roles at IBM Corporation. Mr. Steele received a B.S. from Bucknell University.

Polly Sumner has served as our President, Alliances and Services since February 2009. Prior to this position, she served as our President, Platform, Alliances and Services from January 2008 to February 2009. Prior to joining salesforce.com, Ms. Sumner was President, Global Services, for Telcordia’s Consulting and Industry Information Services from January 2006 to April 2007. Before joining Telcordia, Ms. Sumner was an independent consultant working with Warburg Pincus as an advisor on new and existing investments, board relations, and management team development from July 2003 to January 2006. Ms. Sumner also served as president of Alphablox Corporation, an analytics software company, from 2002 to 2003. She holds a B.A. from Northern Arizona University and an M.S. from American Graduate School of International Management.

Frank van Veenendaal has served as our Chief Sales Officer and President, Worldwide Sales since September 2008. Prior to this position, he was our President, Global Corporate Sales and North American Operations from December 2007 to September 2008 and our President, Worldwide Corporate Sales and Services from February 2007 to December 2007. Since joining us in 2001, Mr. van Veenendaal has also served in various sales management positions, including Senior Vice President, North America Sales. From 1995 to 2001, Mr. van Veenendaal was Senior Vice President of Sales of Actuate Corporation, a software company. Mr. van Veenendaal received a B.S. from Rensselaer Polytechnic Institute.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock has been quoted on the New York Stock Exchange under the symbol “CRM.”

The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported by the New York Stock Exchange.

	High	Low
Fiscal year ending January 31, 2009
First quarter	$68.28	$47.88
Second quarter	$74.43	$62.37
Third quarter	$70.43	$25.31
Fourth quarter	$34.84	$21.96

Fiscal year ending January 31, 2008
First quarter	$49.88	$41.07
Second quarter	$48.72	$38.86
Third quarter	$57.06	$39.43
Fourth quarter	$64.99	$48.53

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

Stockholders

As of January 31, 2009 there were 127 registered stockholders of record of our common stock, including The Depository Trust Company, which holds shares of salesforce.com common stock on behalf of an indeterminate number of beneficial owners.

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

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and the Nasdaq Computer & Data Processing Index for the period beginning on June 23, 2004 (the date our common stock commenced trading on the New York Stock Exchange) through January 31, 2009, assuming an initial investment of $100. Data for the Standard & Poor’s 500 Index and the Nasdaq Computer & Data Processing Index assume reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Comparison of Cumulative Total Return of salesforce.com, inc.

	1/31/2005	1/31/2006	1/31/2007	1/31/2008	1/30/2009
salesforce.com	124.55	373.18	398.45	471.91	241.91
S&P 500 Index	103.25	111.89	125.71	120.50	72.19
Nasdaq
Computer & Data Processing Index	100.45	111.93	116.62	117.84	71.02

Recent Sales of Unregistered Securities

None

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for fiscal 2009, 2008 and 2007, and the selected consolidated balance sheet data as of January 31, 2009 and 2008 are derived from, and are qualified by reference to, the audited consolidated financial statements and are included in this Form 10-K. The consolidated statement of operations data for fiscal 2006 and 2005 and the consolidated balance sheet data as of January 31, 2007, 2006 and 2005 are derived from audited consolidated financial statements which are not included in this Form 10-K.

	Fiscal Year Ended January 31,
(in thousands, except per share data)	2009	2008	2007	2006	2005
Consolidated Statement of Operations:
Revenues:
Subscription and support	$984,574	$680,581	$451,660	$280,639	$157,977
Professional services and other	92,195	68,119	45,438	29,218	18,398

Total revenues	1,076,769	748,700	497,098	309,857	176,375
Cost of revenues (1):
Subscription and support	127,082	91,268	61,457	34,457	12,727
Professional services and other	93,389	80,323	57,433	34,669	20,727

Total cost of revenues	220,471	171,591	118,890	69,126	33,454
Gross profit	856,298	577,109	378,208	240,731	142,921
Operating expenses (1):
Research and development	99,530	63,812	44,614	23,330	9,822
Marketing and sales	534,413	376,480	252,935	149,598	96,311
General and administrative	158,613	116,508	84,257	47,986	30,268
Lease recovery	—	—	—	(285)	—

Total operating expenses	792,556	556,800	381,806	220,629	136,401
Income (loss) from operations	63,742	20,309	(3,598)	20,102	6,520
Interest, net	22,667	24,493	14,784	7,657	2,621
Gain on sale of investment	—	1,272	—	—	—
Other income (expense)	(817)	139	1,310	439	12

Income before (provision) benefit for income taxes and minority interest	85,592	46,213	12,496	28,198	9,153
(Provision) benefit for income taxes	(37,557)	(23,385)	(9,795)	1,310	(1,217)

Income before minority interest	48,035	22,828	2,701	29,508	7,936
Minority interest in consolidated joint venture	(4,607)	(4,472)	(2,220)	(1,034)	(590)

Net income (2)	$43,428	$18,356	$481	$28,474	$7,346

Net income per share:
Basic	$0.36	$0.16	$0.00	$0.27	$0.10
Diluted	0.35	0.15	0.00	0.24	0.07
Weighted-average shares used in computing per share amounts:
Basic	121,183	116,840	112,386	107,274	75,503
Diluted	125,228	122,422	120,154	118,737	110,874

(1)	Cost of revenues and operating expenses include stock-based expenses, consisting of:

	Fiscal Year Ended January 31,
	2009	2008	2007	2006	2005
Cost of revenues	$11,051	$7,926	$5,522	$575	$634
Research and development	9,852	6,336	4,523	332	282
Marketing and sales	36,028	25,423	18,392	1,325	1,296
General and administrative	20,435	15,522	10,768	1,216	1,402

Total stock-based expenses	$77,366	$55,207	$39,205	$3,448	$3,614

Effective February 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, using the modified prospective transition method and therefore has not restated results for prior periods.

(2)	Net income during fiscal 2006 included a $6.8 million income tax benefit which was recorded during the third quarter.

	As of January 31,
	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$882,565	$669,800	$412,512	$296,792	$205,938
Working capital	301,591	134,894	45,905	68,592	47,044
Total assets	1,479,822	1,089,593	664,832	434,749	280,499
Long-term obligations excluding deferred revenue and minority interest	20,106	10,601	1,408	1,339	2,317
Retained earnings (deficit)	25,842	(17,586)	(35,633)	(36,114)	(64,588)
Total stockholders’ equity	671,784	452,059	281,791	196,371	145,131

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are the leading provider, based on revenues and market share, of software on demand, according to a July 2008 report by IDC. We provide a comprehensive Customer Relationship Management, or CRM, service to businesses of all sizes and industries worldwide and we provide a technology platform for customers and developers to build and run business applications. Approximately 55,400 customers worldwide use salesforce.com to manage their customer, sales and operational data.

We were founded in February 1999 and began offering our enterprise CRM application service in February 2000.

Our objective is to be the leading provider of CRM application services and to be the leading platform on which our customers and partners build Software-as-a-Service applications. Key elements of our strategy include:

•	Strengthening our existing CRM applications and extending into new functional areas within CRM ;

•	Pursuing new customers and new territories aggressively;

•	Deepening relationships with our existing customer base;

•	Continuing to lead the industry transformation to cloud computing; and

•	Encouraging the development of third-party applications on our Force.com platform.

We believe the factors that will influence our ability to achieve our objectives include our prospective customers’ willingness to migrate to an enterprise cloud computing application service; the performance and security of our service; our ability to continue to release, and gain customer acceptance of new and improved features; successful customer adoption and utilization of our service; acceptance of our service in markets where we have few customers; the emergence of additional competitors in our market and improved product offerings by existing and new competitors; the location of new data centers; third-party developers’ willingness to develop applications on our platform; and general economic conditions which could affect our customers’ ability and willingness to purchase our application service or delay the customers’ purchasing decision or affect renewal rates.

To address these factors, we will need to, among other things, continue to add substantial numbers of paying subscriptions, upgrade our customers to fully featured versions such as our Unlimited Edition, provide high quality technical support to our customers and encourage the development of third-party applications on our Force.com platform. We also plan to invest for future growth by expanding our data center capacity both domestically and internationally and, towards this end, we are opening a new data center in Singapore in fiscal 2010. We also plan to hire additional personnel, particularly in direct sales, other customer-related areas and research and development. During the year ended January 31, 2009, we added 960 employees and our headcount as of January 31, 2009 was 3,566. We also plan to: expand our domestic and international selling and marketing activities; add additional distribution channels; increase our research and development activities to upgrade and extend our service offerings and to develop new services and technologies; expand the number of locations around the world where we conduct business; add to our infrastructure to support our growth. Additionally, in our effort to further strengthen and extend our service offering, we may acquire or make investments in complementary companies, services and technologies.

In August 2008, we acquired InStranet, Inc. which offers a knowledge management application for business to consumer call centers. We acquired InStranet, Inc. for its developed technology in order to expand our CRM customer service and support offerings in the customer service and support market. Additionally during the third quarter of fiscal 2009, we increased our ownership in our Japanese joint venture from 65 percent to 72 percent.

We expect marketing and sales costs, which were 50 percent of our total revenues for fiscal 2009 and the same for the period a year ago, to continue to represent a substantial portion of total revenues in the future as we seek to add and manage more paying subscribers, and build brand awareness.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2009, for example, refer to the fiscal year ended January 31, 2009.

Sources of Revenues

We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our enterprise cloud computing application service, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) related professional services and other revenues consisting primarily of training fees. Subscription and support revenues accounted for approximately 91 percent of our total revenues during fiscal 2009. Subscription revenues are driven primarily by the number of paying subscribers of our service and the subscription price of our service. None of our customers accounted for more than 5 percent of our revenues during fiscal 2009, 2008 and 2007.

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

We recognize revenue in accordance with the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” or SAB 104, and Emerging Issues Task Force, or EITF, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21. In determining whether professional services can be accounted for separately from subscription and support revenues, we consider a number of factors, which are described in “Critical Accounting Policies and Estimates—Revenue Recognition” below. As we introduce new service offerings, we may not be able to establish objective and reliable evidence of fair value for these elements of our sales arrangements. As a result, when the professional services are sold together with subscription services that do not have objective and reliable evidence of fair value, the professional services fees cannot be accounted for separately, and the entire arrangement is accounted for as a single unit of accounting. In such situations, we recognize the entire arrangement fee ratably over the term of the subscription contract. Approximately 7 percent and 8 percent of our total deferred revenue as of January 31, 2009 and 2008 respectively, related to deferred professional services revenue.

Seasonal Nature of Deferred Revenue and Accounts Receivable

Deferred revenue primarily consists of billings to customers for our subscription service. Over 90 percent of the value of our billings to customers is for our subscription and support service. We generally invoice our customers in either quarterly or annual cycles, with a disproportionate weighting towards annual billings in the fourth quarter, primarily as a result of large enterprise account buying patterns. Additionally, our fourth quarter has historically been our strongest quarter for new business. The year on year compounding effect of this seasonality in both billing patterns and overall new business is causing the value of invoices that we generate in the fourth quarter for both new and existing customers to increase as a proportion of our total annual billings.

Accordingly, the sequential quarterly changes in accounts receivable and the related deferred revenue during the first three quarters of our fiscal year are not necessarily indicative of the billing activity that occurs in the fourth quarter.

The following table sets forth our accounts receivable and deferred revenue balances as of the end of each fiscal quarter:

(in thousands)	April 30, 2008	July 31, 2008	October 31, 2008	January 31, 2009
Fiscal 2009
Accounts receivable, net	$143,909	$146,982	$157,680	$266,555
Deferred revenue, current and noncurrent	470,297	479,546	469,534	594,026

	April 30, 2007	July 31, 2007	October 31, 2007	January 31, 2008
Fiscal 2008
Accounts receivable, net	$105,013	$114,046	$121,961	$220,061
Deferred revenue, current and noncurrent	295,672	321,852	340,808	480,894

	April 30, 2006	July 31, 2006	October 31, 2006	January 31, 2007
Fiscal 2007
Accounts receivable, net	$72,337	$75,704	$82,808	$128,693
Deferred revenue, current and noncurrent	182,036	202,836	219,431	284,063

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of subscription and support revenues primarily consists of expenses related to hosting our service and providing support, the costs of data center capacity, depreciation or operating lease expense associated with computer equipment, costs associated with website development activities, allocated overhead and amortization expense associated with capitalized software related to our application service and acquired technology. We allocate overhead such as rent and occupancy charges based on headcount. Employee benefit costs and taxes are allocated based upon a percentage of total compensation expense. As such, general overhead expenses are reflected in each cost of revenue and operating expense category. Cost of professional services and other revenues consists primarily of employee-related costs associated with these services, including stock-based expenses, the cost of subcontractors and allocated overhead. The cost of providing professional services is significantly higher as a percentage of revenue than for our enterprise cloud computing subscription service due to the direct labor costs.

We intend to continue to invest additional resources in our enterprise cloud computing application service. The timing of these additional expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in a particular quarterly period. For example, we intend to open a data center in Singapore in fiscal 2010. We expect the annual cost to be significant.

Research and Development. Research and development expenses consist primarily of salaries and related expenses, including stock-based expenses, the costs of our development and test data center and allocated overhead. We continue to focus our research and development efforts on increasing the functionality and enhancing the ease of use of our enterprise cloud computing application service. Our proprietary, scalable and secure multi-tenant architecture enables us to provide all of our customers with a service based on a single version of our application. As a result, we do not have to maintain multiple versions, which enables us to have relatively lower research and development expenses as compared to traditional enterprise software companies. We expect that in the future, research and development expenses will increase in absolute dollars as we upgrade and extend our service offerings and develop new technologies.

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

Joint Venture

In December 2000, we established a Japanese joint venture, Kabushiki Kaisha salesforce.com, with SunBridge, Inc., a Japanese corporation, to assist us with our sales efforts in Japan. During the third quarter of fiscal 2009, we increased our ownership interest in the joint venture from 65 percent to 72 percent. Because of this majority interest, we consolidate the venture’s financial results, which are reflected in each revenue, cost of revenues and expense category in our consolidated statement of operations. We then record minority interest, which reflects the minority investors’ interest in the venture’s results. Through January 31, 2009, the operating performance and liquidity requirements of the Japanese joint venture have not been significant. While we plan to expand our selling and marketing activities in Japan in order to add new customers, we believe the future operating performance and liquidity requirements of the Japanese joint venture will not be significant.

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations we defer the direct costs of the consulting arrangement and amortize those costs over the same time period as the consulting revenue is recognized. The deferred cost on our consolidated balance sheet totaled $17.3 million at January 31, 2009 and $13.9 million at January 31, 2008. Such amounts are included in prepaid expenses and other current assets and other assets.

Accounting for Deferred Commissions. We defer commission payments to our direct sales force. The commissions are deferred and amortized to sales expense over the non-cancelable terms of the related subscription contracts with our customers, which are typically 12 to 24 months. The commission payments, which are paid in full the month after the customer’s service commences, are a direct and incremental cost of the revenue arrangements. The deferred commission amounts are recoverable through the future revenue streams under the non-cancelable customer contracts. We believe this is the preferable method of accounting as the commission charges are so closely related to the revenue from the non-cancelable customer contracts that they should be recorded as an asset and charged to expense over the same period that the subscription revenue is recognized.

During fiscal 2009, we deferred $63.7 million of commission expenditures and we amortized $58.7 million to sales expense. During the same period a year ago, we deferred $62.7 million of commission expenditures and we amortized $42.2 million to sales expense. Deferred commissions on our consolidated balance sheet totaled $57.1 million at January 31, 2009 and $52.1 million at January 31, 2008.

Accounting for Stock-Based Awards. We account for share-based compensation under SFAS 123R. We recognize the fair value of our stock awards on a straight-line basis over the requisite service period of the award, which is the vesting term of four years.

We recognized stock-based expense of $77.4 million, or 7 percent of revenue, during fiscal 2009. The requirement to expense stock-based awards will continue to materially reduce our reported results of operations. As of January 31, 2009, we had an aggregate of $261.3 million of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. We currently expect this stock compensation balance to be amortized as follows: $105.1 million during fiscal 2010; $83.0 million during fiscal 2011; $55.0 million during fiscal 2012; and $18.2 million during fiscal 2013. These amounts reflect only outstanding stock awards as of January 31, 2009 and assume no forfeiture activity. We expect to continue to issue share-based awards to our employees in future periods.

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

As of January 31, 2009, there were 2.5 million restricted stock units outstanding. We plan to continue awarding restricted stock units to our employees in the future. The restricted stock units, which upon vesting entitles the holder to one share of common stock for each restricted stock unit, have an exercise price of $0.001 per share, which is equal to the par value of our common stock, and vest over 4 years. The fair value of the restricted stock units is based on our closing stock price on the date of grant, and compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period.

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

Results of Operations

The following tables set forth selected data for each of the periods indicated (in thousands).

	Fiscal Year Ended January 31,
	2009	2008	2007
Revenues:
Subscription and support	$984,574	$680,581	$451,660
Professional services and other	92,195	68,119	45,438

Total revenues	1,076,769	748,700	497,098

Cost of revenues:
Subscription and support	127,082	91,268	61,457
Professional services and other	93,389	80,323	57,433

Total cost of revenues	220,471	171,591	118,890

Gross profit	856,298	577,109	378,208
Operating expenses:
Research and development	99,530	63,812	44,614
Marketing and sales	534,413	376,480	252,935
General and administrative	158,613	116,508	84,257

Total operating expenses	792,556	556,800	381,806
Income (loss) from operations	63,742	20,309	(3,598)
Interest, net	22,667	24,493	14,784
Gain on sale of investment	—	1,272	—
Other income (expense)	(817)	139	1,310

Income before provision for income taxes and minority interest	85,592	46,213	12,496
Provision for income taxes	(37,557)	(23,385)	(9,795)

Income before minority interest	48,035	22,828	2,701
Minority interest in consolidated joint venture	(4,607)	(4,472)	(2,220)

Net income	$43,428	$18,356	$481

	As of January 31,
	2009	2008
Balance sheet data:
Cash, cash equivalents and marketable securities	$882,565	$669,800
Deferred revenue, current and noncurrent	594,026	480,894

	Fiscal Year Ended January 31,
	2009	2008	2007
Revenues by geography:
Americas	$776,495	$557,976	$387,570
Europe	190,685	127,010	75,026
Asia Pacific	109,589	63,714	34,502

	$1,076,769	$748,700	$497,098

Cost of revenues and operating expenses include the following amounts related to stock-based awards.

	Fiscal Year Ended January 31,
	2009	2008	2007
Stock-based expenses:
Cost of revenues	$11,051	$7,926	$5,522
Research and development	9,852	6,336	4,523
Marketing and sales	36,028	25,423	18,392
General and administrative	20,435	15,522	10,768

Total stock-based expenses	$77,366	$55,207	$39,205

The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Fiscal Year Ended January 31,
	2009	2008	2007
Revenues:
Subscription and support	91%	91%	91%
Professional services and other	9	9	9

Total revenues	100	100	100

Cost of revenues:
Subscription and support	12	12	12
Professional services and other	8	11	12

Total cost of revenues	20	23	24

Gross profit	80	77	76
Operating expenses:
Research and development	9	8	9
Marketing and sales	50	50	51
General and administrative	15	16	17

Total operating expenses	74	74	77

Income (loss) from operations	6	3	(1)
Interest, net	2	3	4
Gain on sale of investment	—	—	—
Other income (expense)	—	—	—

Income before provision for income taxes and minority interest	8	6	3
Provision for income taxes	(4)	(3)	(2)

Income before minority interest	4	3	1
Minority interest in consolidated joint venture	—	(1)	(1)

Net income	4%	2%	—%

	Fiscal Year Ended January 31,
	2009	2008	2007
Revenues by geography:
Americas	72%	75%	78%
Europe	18	17	15
Asia Pacific	10	8	7

	100%	100%	100%

	Fiscal Year Ended January 31,
	2009	2008	2007
Stock-based expenses:
Cost of revenues	1%	1%	1%
Research and development	1	1	1
Marketing and sales	3	3	4
General and administrative	2	2	2

	7%	7%	8%

Overview of Fiscal Year Ended January 31, 2009

During fiscal 2009, our net income was $43.4 million, which included $77.4 million of stock-based expenses, or 7 percent of total revenue. Net income during the same period a year ago was $18.4 million, which included $55.2 million of stock-based expenses, or 7 percent of total revenue.

Revenues during fiscal 2009 were $1,076.8 million, an increase of 44 percent over the same period a year ago. Our gross profit during fiscal 2009 was $856.3 million, or 80 percent of revenues, and included stock-based expenses of $11.1 million. Our operating income was $63.7 million and included stock-based expenses of $77.4 million. During the same period a year ago, we generated a gross profit of $577.1 million, or 77 percent of revenues, and had operating income of $20.3 million. Operating income for fiscal 2008 included $55.2 million of stock-based expenses.

During fiscal 2009, we added sales personnel to focus on adding new customers and increasing the sale of subscriptions to existing customers, developers to broaden and enhance our enterprise cloud computing service and we invested in our infrastructure to meet the demands of an expanding business.

During fiscal 2009, we generated $229.6 million of cash from operating activities, as compared to $204.3 million during the same period a year ago. At January 31, 2009, we had cash, cash equivalents and marketable securities of $882.6 million, as compared to $669.8 million at January 31, 2008, accounts receivable of $266.6 million at January 31, 2009, as compared to $220.1 million at January 31, 2008, and deferred revenue, current and noncurrent of $594.0 million at January 31, 2009, as compared to $480.9 million at January 31, 2008.

Fiscal Years Ended January 31, 2009 and 2008

Revenues.

	Fiscal Year Ended January 31,		Variance
(In thousands)	2009	2008	Dollars	Percent
Subscription and support	$984,574	$680,581	$303,993	45%
Professional services and other	92,195	68,119	24,076	35%

Total revenues	$1,076,769	$748,700	$328,069	44%

Total revenues were $1,076.8 million for fiscal 2009, compared to $748.7 million during the same period a year ago, an increase of $328.1 million, or 44 percent. Subscription and support revenues were $984.6 million, or 91 percent of total revenues, for fiscal 2009, compared to $680.6 million, or 91 percent of total revenues, during the same period a year ago. The increase in subscription and support revenues was due primarily to an increased number of new customers, additional paying subscriptions from existing customers, and customers who have upgraded. Professional services and other revenues were $92.2 million, or 9 percent of total revenues, for fiscal 2009, compared to $68.1 million, or 9 percent of total revenues, for the same period a year ago. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of paying subscriptions and customers.

Revenues in Europe and Asia Pacific accounted for $300.3 million, or 28 percent of total revenues, for fiscal 2009, compared to $190.7 million, or 25 percent of total revenues, during the same period a year ago, an increase of $109.6 million, or 57 percent. The increase in revenues outside of the Americas was the result of our efforts to expand internationally. Additionally, the value of the U.S. dollar relative to foreign currencies contributed to the increase in total revenues for the year ended January 31, 2009 as compared the same period year ago. The foreign currency impact compared to the same period a year ago was an increase of $6.6 million. As part of our overall growth, we expect the percentage of our revenue generated in Europe and Asia Pacific to continue to increase as a larger percentage of our total revenues world wide.

Cost of Revenues.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2009	2008
Subscription and support	$127,082	$91,268	$35,814
Professional services and other	93,389	80,323	13,066

Total cost of revenues	$220,471	$171,591	$48,880

Percent of total revenues	20%	23%

Cost of revenues was $220.5 million, or 20 percent of total revenues, during fiscal 2009, compared to $171.6 million, or 23 percent of total revenues, during the same period a year ago, an increase of $48.9 million. The increase in absolute dollars was primarily due to an increase of $13.8 million in employee-related costs, an increase of $3.1 million in stock-based expenses, an increase of $9.9 million in service delivery costs, primarily due to our efforts in increasing data center capacity, an increase of $7.2 million in depreciation and amortization expenses, an increase of $10.7 million in outside subcontractor and other service costs and an increase of $3.3 million in allocated overhead. The cost of the additional professional services headcount resulted in the cost of professional services and other revenues to be in excess of the related revenue during fiscal 2009 by $1.2 million as compared to $12.2 million during fiscal 2008. This reduction was the result of increasing the utilization of existing professional services staff, utilizing more outside subcontractors and not significantly increasing professional services headcount.

As described above, we intend to continue to invest additional resources in our enterprise cloud computing application service. The timing of these additional expenses, as well as the costs related to our new data center in Singapore, will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues.

We expect the cost of professional services and other revenue to continue to be in excess of the related revenue during fiscal 2010. We plan to make this investment since our professional services are designed to facilitate the adoption of our enterprise cloud computing application service. Additionally, as more professional service arrangements are accounted for as a single unit of accounting with the related subscription service and recognized ratably over the term of the subscription contract, our costs of professional services will exceed the related revenue recognized.

Research and Development.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2009	2008
Research and development	$99,530	$63,812	$35,718
Percent of total revenues	9%	8%

Research and development expenses were $99.5 million, or 9 percent of total revenues, during fiscal 2009, compared to $63.8 million, or 8 percent of total revenues, during the same period a year ago, an increase of $35.7 million. The increase in absolute dollars was due to an increase of $27.4 million in employee-related costs, an increase of $3.5 million in stock-based expenses, and an increase in allocated overhead. We increased our research and development headcount by 61 percent since January 31, 2008 in order to upgrade and extend our service offerings and develop new technologies.

Marketing and Sales.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2009	2008
Marketing and sales	$534,413	$376,480	$157,933
Percent of total revenues	50%	50%

Marketing and sales expenses were $534.4 million, or 50 percent of total revenues, during fiscal 2009, compared to $376.5 million, or 50 percent of total revenues, during the same period a year ago, an increase of $157.9 million. The increase in absolute dollars was primarily due to increases of $94.1 million in employee-related costs, $10.6 million in stock-based expenses, $28.9 million in advertising costs and marketing and event costs, $1.6 million in partner referral fees, $1.4 million of amortized purchased intangibles and $20.3 million in allocated overhead. Our marketing and sales headcount increased by 40 percent since January 31, 2008 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2009	2008
General and administrative	$158,613	$116,508	$42,105
Percent of total revenues	15%	16%

General and administrative expenses were $158.6 million, or 15 percent of total revenues, during fiscal 2009, compared to $116.5 million, or 16 percent of total revenues, during the same period a year ago, an increase of $42.1 million. The increase was primarily due to increases in employee-related costs, stock-based expenses, infrastructure-related costs, and professional and outside service costs. Our general and administrative headcount increased by 30 percent since January 31, 2008 as we added personnel to support our growth.

Operating Income.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2009	2008
Operating income	$63,742	$20,309	$43,433
Percent of total revenues	6%	3%

Operating income during fiscal 2009 was $63.7 million and included $77.4 million of stock-based expenses related to SFAS 123R. During the same period a year ago, operating income was $20.3 million and included $55.2 million of stock-based expenses.

Interest, net.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2009	2008
Interest, net	$22,667	$24,493	$(1,826)
Percent of total revenues	2%	3%

Interest, net consists of investment income on cash and marketable securities balances. Interest, net was $22.7 million during fiscal 2009 and was $24.5 million during the same period a year ago. The decrease was primarily due to a $1.8 million loss for our investment in marketable securities as discussed under “Liquidity and Capital Resources.” Due to the current decline in market interest rates since last year and our focus on capital preservation, investment income declined when compared to the same periods in the previous year.

Gain on Sale of Investment.

Gain on sale of investment of $1.3 million for fiscal 2008 consists of the gain we recorded when we sold our shares in a privately held professional service corporation.

Other income (expense).

(In thousands)	Fiscal Year Ended January 31,		Variance Dollars
	2009	2008
Other income (expense)	$(817)	$139	$(956)

Other income (expense) primarily consists of foreign currency translation adjustments. Other income (expense) decreased due to realized and unrealized gains on foreign currency translations for the year ended January 31, 2009 when compared to the same period a year ago.

Provision for Income Taxes.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2009	2008
Provision for income taxes	$(37,557)	$(23,385)	$(14,172)
Effective tax rate	44%	51%

The fiscal 2009 provision as a percentage of income before provision for income taxes and minority interest was significantly lower than for the same period a year ago primarily due to a reduced proportion of foreign losses for which no tax benefit can be realized and increased tax credits. The total income tax benefit recognized in the accompanying consolidated statement of operations related to SFAS 123R was $26.3 million for the current fiscal year. See Note 7 “Income Taxes” to the Notes to the Consolidated Financial Statements for our reconciliation of income taxes at the statutory federal rate to the provision for income taxes.

Fiscal Years Ended January 31, 2008 and 2007

Revenues.

	Fiscal Year Ended January 31,		Variance
(In thousands)	2008	2007	Dollars	Percent
Subscription and support	$680,581	$451,660	$228,921	51%
Professional services and other	68,119	45,438	22,681	50%

Total revenues	$748,700	$497,098	$251,602	51%

Total revenues were $748.7 million for fiscal 2008, compared to $497.1 million during fiscal 2007, an increase of $251.6 million, or 51 percent. Subscription and support revenues were $680.6 million, or 91 percent of total revenues, for fiscal 2008, compared to $451.7 million, or 91 percent of total revenues, during fiscal 2007. The increase in subscription and support revenues was due primarily to an increased number of new customers, additional paying subscriptions from existing customers, and customers who have upgraded. Professional services and other revenues were $68.1 million, or 9 percent of total revenues, for fiscal 2008, compared to $45.4 million, or 9 percent of total revenues, for fiscal 2007. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of paying subscriptions and customers.

Revenues in Europe and Asia Pacific accounted for $190.7 million, or 25 percent of total revenues, for fiscal 2008, compared to $109.5 million, or 22 percent of total revenues, during fiscal 2007, an increase of $81.2 million, or 74 percent. The increase in revenues outside of the Americas was the result of our efforts to expand internationally.

Cost of Revenues.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2008	2007
Subscription and support	$91,268	$61,457	$29,811
Professional services and other	80,323	57,433	22,890

Total cost of revenues	$171,591	$118,890	$52,701

Percent of total revenues	23%	24%

Cost of revenues was $171.6 million, or 23 percent of total revenues, during fiscal 2008, compared to $118.9 million, or 24 percent of total revenues, during fiscal 2007, an increase of $52.7 million. The increase in absolute dollars was primarily due to an increase of $16.6 million in employee-related costs, an increase of $2.4 million in stock-based expenses, an increase of $14.0 million in service delivery costs, primarily due to our efforts in increasing data center capacity, an increase of $4.3 million in depreciation and amortization expenses, an increase of $10.2 million in outside subcontractor and other service costs and an increase of $4.7 million in allocated overhead. The cost of the additional professional services headcount resulted in the cost of professional services and other revenues to be in excess of the related revenue during fiscal 2008 by $12.2 million. We increased the professional services headcount in order to meet the current and anticipated demand for our consulting and training services as our subscriber base has expanded to include more large businesses and as we have expanded internationally.

Research and Development.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2008	2007
Research and development	$63,812	$44,614	$19,198
Percent of total revenues	8%	9%

Research and development expenses were $63.8 million, or 8 percent of total revenues, during fiscal 2008, compared to $44.6 million, or 9 percent of total revenues, during fiscal 2007, an increase of $19.2 million. The increase in absolute dollars was due to an increase of $15.0 million in employee-related costs, an increase of $1.8 million in stock-based expenses, and an increase of $2.4 million in allocated overhead. We increased our research and development headcount by 32 percent between January 31, 2007 and January 31, 2008 in order to upgrade and extend our service offerings and develop new technologies.

Marketing and Sales.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2008	2007
Marketing and sales	$376,480	$252,935	$123,545
Percent of total revenues	50%	51%

Marketing and sales expenses were $376.5 million, or 50 percent of total revenues, during fiscal 2008, compared to $252.9 million, or 51 percent of total revenues, during fiscal 2007, an increase of $123.6 million. The increase in absolute dollars was primarily due to increases of $85.9 million in employee-related costs, $7.0 million in stock-based expenses, $10.8 million in advertising costs, $2.2 million in marketing and event costs, $1.7 million in partner referral fees and $13.9 million in allocated overhead. Our marketing and sales headcount increased by 27 percent between January 31, 2007 and January 31, 2008 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2008	2007
General and administrative	$116,508	$84,257	$32,251
Percent of total revenues	16%	17%

General and administrative expenses were $116.5 million, or 16 percent of total revenues, during fiscal 2008, compared to $84.3 million, or 17 percent of total revenues, during fiscal 2007, an increase of $32.2 million. The increase was primarily due to increases in employee-related costs, stock-based expenses, infrastructure-related costs, professional and outside service costs and a legal settlement. Our general and administrative headcount increased by 33 percent between January 31, 2007 and January 31, 2008 as we added personnel to support our growth.

Operating Income (Loss).

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2008	2007
Operating income (loss)	$20,309	$(3,598)	$23,907
Percent of total revenues	3%	(1)%

Operating income during fiscal 2008 was $20.3 million and included $55.2 million of stock-based expenses related to SFAS 123R. During fiscal 2007, operating loss was $3.6 million and included $39.2 million of stock-based expenses.

Interest, net.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2008	2007
Interest, net	$24,493	$14,784	$9,709
Percent of total revenues	3%	4%

Interest, net consists of investment income on cash and marketable securities balances. Interest, net was $24.5 million during fiscal 2008 and was $14.8 million during fiscal 2007. The increase was primarily due to increased marketable securities balances resulting from the cash generated by operating activities and the proceeds from stock option exercises.

Other income.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2008	2007
Other income	$139	$1,310	$(1,171)

Other income primarily consists of foreign currency translation adjustments. Other income decreased due to realized and unrealized gains and losses on foreign currency translations for fiscal 2008 compared to fiscal 2007.

Provision for Income Taxes.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2008	2007
Provision for income taxes	$(23,385)	$(9,795)	$(13,590)
Effective tax rate	51%	78%

We recorded a provision for income taxes of $23.4 million during fiscal 2008, compared to a provision for income taxes of $9.8 million during fiscal 2007.

Our effective tax rate decreased to 51 percent for fiscal 2008 compared to 78 percent for fiscal 2007.

The fiscal 2008 provision as a percentage of income before provision for income taxes and minority interest was significantly lower than for fiscal 2007 primarily due to a reduced proportion of foreign losses for which no tax benefit could be realized. The total income tax benefit recognized in the accompanying consolidated statement of operations related to SFAS 123R was $18.5 million for fiscal 2008. See Note 7 “Income Taxes” to the Notes to the Consolidated Financial Statements for our reconciliation of income taxes at the statutory federal rate to the provision for income taxes.

Liquidity and Capital Resources

At January 31, 2009, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $882.6 million, and accounts receivable of $266.6 million.

Net cash provided by operating activities was $229.6 million during fiscal 2009 and $204.3 million during the same period a year ago. The improvement in cash flow was due primarily to the growth in our customer base and the associated increase in billings and collections. Cash provided by operating activities has historically been affected by: the amount of net income; sales of subscriptions, support and professional services; changes in working capital accounts, particularly increases and seasonality in accounts receivable and deferred revenue as described above; the timing of commission and bonus payments; collections from large enterprise customers; add-backs of non-cash expense items such as depreciation and amortization; and, the expense associated with stock-based awards.

Net cash used in investing activities was $121.0 million during fiscal 2009 and $102.7 million during the same period a year ago. The net cash used in investing activities during fiscal 2009 primarily related to the acquisition of InStranet, Inc, and the purchase of shares of Salesforce Japan from the minority shareholders. In addition, our investing activities included the investment of operating cash balances and capital expenditures in leasehold improvements, and the purchase of software licenses, computer equipment and furniture and fixtures as we have expanded our infrastructure, number of offices around the world and work force. We expanded one of our existing software license agreements to provide additional capacity in our business operations at a cost of $8.0 million. The Company during the year invested approximately $2.0 million in system integrators and software-as-a-service ISVs.

Net cash provided by financing activities was $96.9 million during fiscal 2009 and $92.7 million during the same period a year ago. Net cash provided by financing activities during fiscal 2009 substantially consisted of $43.3 million of proceeds from the exercise of employee stock options and $54.6 million of excess tax benefits from employee stock plans.

Our cash, cash equivalents and marketable securities are comprised of corporate notes and obligations, U.S. agency obligations, time deposits, money market mutual funds, asset-backed securities and an investment in The Reserve Primary Fund (“The Reserve Fund”), a money market mutual fund that suspended redemptions and is in the process of being liquidated.

As of January 31, 2009 our investment portfolio included $19.5 million invested in The Reserve Fund with an estimated fair value of $18.3 million. During the year ended January 31, 2009 we recorded a $1.2 million loss related to this decline in fair value that is considered other-than-temporary. While we believe we have the rights to the recovery of the entire $19.5 million investment, we cannot predict the ultimate amount that we will receive. Therefore, we have recorded the aforementioned other-than-temporary loss. Subsequent to January 31, 2009 we received an additional $6.1 million redemption from The Reserve Fund.

As of January 31, 2009, we have a total of $8.3 million in letters of credit outstanding in favor of our landlords for office space in San Francisco, California, New York City, Singapore, Sweden and Switzerland. To date, no amounts have been drawn against the letters of credit, which renew annually and mature at various dates through December 2016.

We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. Additionally, we currently do not have a bank line of credit.

Our principal commitments consist of obligations under leases for office space and co-location facilities for data center capacity and the development and test data center, and computer equipment and furniture and fixtures. At January 31, 2009, the future non-cancelable minimum payments under these commitments were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Capital lease obligations	$6,444	$2,394	$4,050	$—	$—
Operating lease obligations:
Facilities space	257,245	49,502	81,204	67,025	59,514
Computer equipment and furniture and fixtures	55,391	31,001	24,390	—	—
Contractual commitments	$1,526	1,234	292	—	—

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

During fiscal 2010, we may enter into arrangements to acquire or invest in other businesses, services or technologies. While we believe we have sufficient financial resources, we may be required to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (FASB) issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP No. 142-3) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP No. 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R). The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively. We do not expect the adoption of FSP No. 142-3 to have a material impact on our consolidated results of operations or financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; the relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-risk-related contingent features for derivatives. SFAS 161 does not change the accounting treatment for derivative instruments. SFAS 161 is effective beginning in the first quarter of fiscal 2010.

In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope, and was effective upon initial adoption of SFAS No. 157. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2010. The adoption of SFAS 157 is not expected to have a significant impact on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of February 1, 2009, The adoption of SFAS 141(R) is not expected to have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” or SFAS 160. The standard changes the accounting for non-controlling (minority) interests in consolidated financial statements including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. Should we increase our ownership interest in Salesforce Japan, the cost would be recorded as a reduction of our stockholders’ equity as opposed to accounting for the purchase as a step acquisition which requires an allocation of the purchase price. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We believe that the adoption of SFAS 160 will not have a material impact on our results of operations and consolidated balance sheet.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, Canadian dollar, Japanese Yen and Australian dollar. We seek to minimize the impact of certain foreign currency fluctuations by hedging certain balance sheet exposures with foreign currency forward contracts. Any gain or loss from settling these contracts is offset by the loss or gain derived from the underlying balance sheet exposures. The hedging contracts by policy have maturities of less than three months. Additionally, by policy, we do not enter into any hedging contracts for trading or speculative purposes.

Prior to October 31, 2008, our practice was to settle foreign currency contracts prior to each quarter end because the maturities of the foreign currency contracts were less than 3 months. We have continued our practice of entering into foreign currency contracts with maturities less than 3 months. As of January 31, 2009 the contracts that were not settled are recorded at fair value on the consolidated balance sheet.

Interest rate sensitivity

We had cash, cash equivalents and marketable securities totaling $882.6 million at January 31, 2009. These amounts were invested primarily in money market funds and instruments, corporate notes and bonds, government securities and other debt securities with credit ratings of at least single A or better. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

We account for our investment instruments in accordance with SFAS No. 115, Accounting for Investments in Debt and Equity Securities. All of our cash and cash equivalents and marketable securities are treated as “available for sale” under SFAS No. 115. Our marketable securities include corporate notes and obligations, U.S. treasuries, U.S. agency obligations, time deposits, asset-backed securities and money market mutual funds.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in the market value due to changes in interest rates. However because we classify our debt securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Our fixed-income portfolio is subject to interest rate risk. An immediate increase or decrease in interest rates of 100-basis points at January 31, 2009 could result in a $2.3 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

As previously discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” we have an investment in The Reserve Fund, a money market mutual fund. While we believe we have the rights to the recovery of our entire investment, we cannot predict the ultimate amount that we will receive.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

salesforce.com, inc.

We have audited the accompanying consolidated balance sheets of salesforce.com, inc. as of January 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of salesforce.com, inc. at January 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in fiscal 2008, salesforce.com, inc. adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), salesforce.com, inc.’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2009 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Jose, California

March 6, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

salesforce.com, inc.

We have audited salesforce.com, inc.’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Salesforce.com inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, salesforce.com, inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of salesforce.com, inc. as of January 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2009 and our report dated March 6, 2009 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Jose, California

March 6, 2009

salesforce.com, inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	January 31, 2009	January 31, 2008
Assets
Current assets:
Cash and cash equivalents	$483,834	$279,095
Short-term marketable securities	213,769	171,748
Accounts receivable, net of allowance for doubtful accounts of $1,527 and $906 at January 31, 2009 and 2008, respectively	266,555	220,061
Deferred commissions	39,384	35,679
Deferred income taxes	31,900	7,173
Prepaid expenses and other current assets	33,115	27,055

Total current assets	1,068,557	740,811
Marketable securities, noncurrent	184,962	218,957
Fixed assets, net	77,027	41,380
Deferred commissions, noncurrent	17,699	16,435
Deferred income taxes, noncurrent	26,589	26,512
Capitalized software, net	29,989	23,061
Goodwill	44,872	8,556
Other assets, net	30,127	13,881

Total assets	$1,479,822	$1,089,593

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,379	$7,478
Accrued expenses and other current liabilities	163,205	125,996
Income taxes payable	3,619	3,622
Deferred revenue	583,763	468,821

Total current liabilities	766,966	605,917
Income taxes payable, noncurrent	12,490	8,465
Long-term lease liabilities and other	7,616	2,136
Deferred revenue, noncurrent	10,263	12,073
Minority interest	10,703	8,943

Total liabilities	808,038	637,534
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and none outstanding at January 31, 2009 and 2008	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized, 122,850,062 and 119,305,013 issued and outstanding at January 31, 2009 and 2008, respectively	123	119
Additional paid-in capital	648,724	471,802
Accumulated other comprehensive loss	(2,905)	(2,276)
Retained earnings (deficit)	25,842	(17,586)

Total stockholders’ equity	671,784	452,059

Total liabilities and stockholders’ equity	$1,479,822	$1,089,593

See accompanying Notes to Consolidated Financial Statements.

salesforce.com, inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Year Ended January 31,
	2009	2008	2007
Revenues:
Subscription and support	$984,574	$680,581	$451,660
Professional services and other	92,195	68,119	45,438

Total revenues	1,076,769	748,700	497,098

Cost of revenues (1):
Subscription and support	127,082	91,268	61,457
Professional services and other	93,389	80,323	57,433

Total cost of revenues	220,471	171,591	118,890

Gross profit	856,298	577,109	378,208
Operating expenses (1):
Research and development	99,530	63,812	44,614
Marketing and sales	534,413	376,480	252,935
General and administrative	158,613	116,508	84,257

Total operating expenses	792,556	556,800	381,806
Income (loss) from operations	63,742	20,309	(3,598)
Interest, net	22,667	24,493	14,784
Gain on sale of investment	—	1,272	—
Other income (expense)	(817)	139	1,310

Income before provision for income taxes and minority interest	85,592	46,213	12,496
Provision for income taxes	(37,557)	(23,385)	(9,795)

Income before minority interest	48,035	22,828	2,701
Minority interest in consolidated joint venture	(4,607)	(4,472)	(2,220)

Net income	$43,428	$18,356	$481

Basic net income per share	$0.36	$0.16	$0.00
Diluted net income per share	0.35	0.15	0.00
Weighted-average number of shares used in per share amounts:
Basic	121,183	116,840	112,386
Diluted	125,228	122,422	120,154

(1)	Amounts include stock-based expenses, as follows (see Note 1):

	Fiscal Year Ended January 31,
	2009	2008	2007
Cost of revenues	$11,051	$7,926	$5,522
Research and development	9,852	6,336	4,523
Marketing and sales	36,028	25,423	18,392
General and administrative	20,435	15,522	10,768

	$77,366	$55,207	$39,205

See accompanying Notes to Consolidated Financial Statements.

salesforce.com, inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2006	110,513,576	$111	$237,010	$(2,531)	$(2,105)	$(36,114)	$196,371
Reclassification of deferred compensation resulting from the adoption of SFAS 123R	—	—	(2,531)	2,531	—	—	—
Exercise of stock options, warrants and stock grants to board members for board services	4,032,132	4	29,691	—	—	—	29,695
Tax benefits from employee stock plans	—	—	16,480	—	—	—	16,480
Stock-based expenses	—	—	38,858	—	—	—	38,858
Repurchase of unvested shares	(8,148)	—	(12)	—	—	—	(12)
Components of comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	—	—	(842)	—	(842)
Unrealized gain on marketable securities and cash equivalents	—	—	—	—	760	—	760
Net income	—	—	—	—	—	481	481

Total comprehensive income, year ended January 31, 2007	—	—	—	—	—	—	399

Balances at January 31, 2007	114,537,560	$115	$319,496	$—	$(2,187)	$(35,633)	$281,791
Exercise of stock options, warrants and stock grants to board members for board services	4,533,418	4	63,192	—	—	—	63,196
Vested restricted stock units converted to shares	234,035	—	—	—	—	—	—
Tax benefits from employee stock plans	—	—	34,847	—	—	—	34,847
Stock-based expenses	—	—	54,267	—	—	—	54,267
Components of comprehensive income, net of tax:
Foreign currency translation adjustment and other	—	—	—	—	(2,753)	—	(2,753)
Unrealized gain on marketable securities and cash equivalents	—	—	—	—	2,664	—	2,664
Net income	—	—	—	—	—	18,356	18,356

Total comprehensive income, year ended January 31, 2008	—	—	—	—	—	—	18,267
Adjustment to retained earnings upon adoption of FIN 48						(309)	(309)

Balances at January 31, 2008	119,305,013	$119	$471,802	$—	$(2,276)	$(17,586)	$452,059
Exercise of stock options and stock grants to board members for board services	3,009,276	4	45,903	—	—	—	45,907
Vested restricted stock units converted to shares	535,773	—	—	—	—	—	—
Tax benefits from employee stock plans	—	—	55,421	—	—	—	55,421
Stock-based expenses	—	—	75,598	—	—	—	75,598
Components of comprehensive income, net of tax:
Foreign currency translation adjustment and other	—	—	—	—	260	—	260
Unrealized loss on marketable securities and cash equivalents	—	—	—	—	(889)	—	(889)
Net income	—	—	—	—	—	43,428	43,428

Total comprehensive income, year ended January 31, 2009	—	—	—	—	—	—	42,799

Balances at January 31, 2009	122,850,062	$123	$648,724	$—	$(2,905)	$25,842	$671,784

See accompanying Notes to Consolidated Financial Statements.

salesforce.com, inc.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended January 31,
	2009	2008	2007
Operating activities
Net income	$43,428	$18,356	$481
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment	—	(1,272)	—
Loss on securities	1,783	—	—
Minority interest in consolidated joint venture	4,607	4,472	2,220
Depreciation and amortization	35,971	24,219	12,504
Amortization of deferred commissions	58,732	42,195	23,381
Change in the deferred income tax valuation allowance	—	(970)	—
Expense related to stock-based awards	77,366	55,207	39,205
Excess tax benefits from employee stock plans	(54,597)	(31,978)	(16,574)
Changes in assets and liabilities:
Accounts receivable	(44,798)	(91,368)	(52,523)
Deferred commissions	(63,701)	(62,759)	(37,856)
Prepaid expenses and other current assets	(4,746)	(11,376)	(8,157)
Other assets	(1,292)	(7,669)	(1,709)
Accounts payable	8,512	(1,392)	(1,764)
Accrued expenses and other current liabilities	28,602	48,950	27,926
Income taxes	26,838	22,829	9,590
Deferred revenue	112,852	196,831	114,500

Net cash provided by operating activities	229,557	204,275	111,224

Investing activities
Business combinations, net of cash acquired	(27,907)	—	(15,502)
Purchase of subsidiary stock	(21,622)	—	(2,777)
Purchases of marketable securities	(449,035)	(447,296)	(336,878)
Sales of marketable securities	154,287	19,608	13,012
Maturities of marketable securities	284,339	366,872	195,672
Capital expenditures	(61,059)	(43,552)	(22,123)
Proceeds from sale of investment	—	1,659	—

Net cash used in investing activities	(120,997)	(102,709)	(168,596)

Financing activities
Proceeds from the exercise of stock options and warrants	43,311	60,910	29,082
Excess tax benefits from employee stock plans	54,597	31,978	16,574
Principal payments on capital lease obligations	(997)	(175)	(617)
Repurchase of unvested shares	—	—	(12)

Net cash provided by financing activities	96,911	92,713	45,027

Effect of exchange rate changes	(732)	(1,792)	(889)

Net increase (decrease) in cash and cash equivalents	204,739	192,487	(13,234)
Cash and cash equivalents at beginning of year	279,095	86,608	99,842

Cash and cash equivalents at end of year	$483,834	$279,095	$86,608

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$107	$46	$193
Income taxes, net of tax refunds	$9,600	$1,564	$273

Noncash financing and investing activities
Fixed assets acquired under capital lease	$6,406	$—	$—

See accompanying Notes to Consolidated Financial Statements.

salesforce.com, inc.

Notes to Consolidated Financial Statements

1. Summary of Business and Significant Accounting Policies

Description of Business

Salesforce.com, inc. (the “Company”) is the leading provider, based on revenue and market share, of software on demand, according to a July 2008 report by International Data Corporation. The Company provides a comprehensive customer relationship management (“CRM”) service to businesses of all sizes and industries worldwide and provides a technology platform for customers and developers to build and run applications. The Company offers its services on a subscription basis.

Fiscal Year

The Company’s fiscal year ends on January 31. References to fiscal 2009, for example, refer to the fiscal year ending January 31, 2009.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in the Company’s consolidated financial statements and notes thereto.

Significant estimates and assumptions made by management include the determination of the provision for income taxes, whether an other-than-temporary decline has occurred in the fair value of certain investments in marketable securities, the fair value of stock awards issued and the allocation of the purchase price paid for acquisitions. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Additionally, the Company holds a majority interest in Kabushiki Kaisha salesforce.com (“Salesforce Japan”), a Japanese joint venture. As of January 31, 2009, the Company owned a 72 percent interest in the joint venture. Given the Company’s majority ownership interest in the joint venture, the accounts of the joint venture have been consolidated with the accounts of the Company, and a minority interest has been recorded for the minority investors’ interests in the net assets and operations of the joint venture to the extent of the minority investors’ individual investments.

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

No customer accounted for more than 5 percent of accounts receivable at January 31, 2009 and 2008. No single customer accounted for 5 percent or more of total revenue during fiscal 2009, 2008 and 2007.

As of January 31, 2009 and 2008, assets located outside the Americas were 14 percent of total assets. Revenues by geographical region are as follows (in thousands):

	Fiscal Year Ended January 31,
	2009	2008	2007
Revenues by geography:
Americas	$776,495	$557,976	$387,570
Europe	190,685	127,010	75,026
Asia Pacific	109,589	63,714	34,502

	$1,076,769	$748,700	$497,098

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are at fair value.

Marketable Securities

Management determines the appropriate classification of investments in marketable securities at the time of purchase in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and reevaluates such determination at each balance sheet date. Except for the money market mutual fund described below, securities are classified as available for sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable such as quoted prices, interest rates and yield curves. Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of interest, net. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of interest, net. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value, our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value.

Fair Value of Financial Instruments

Effective February 1, 2008, the Company implemented Statement of Financial Accounting Standards No. 157, Fair Value Measurement, or SFAS 157, for its financial assets and liabilities that are re-measured and

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities until February 1, 2009. The Company is evaluating the impact, if any, this standard will have. In October 2008, the FASB issued FSB SFAS 157-3, Determining the Fair Value of a Financial Asset when the Market for that Asset is Not Active (“FSB 157-3”), to clarify how an entity would determine fair value in an inactive market. The Company implemented FSB 157-3 in October 2008.

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

A portion of the Company’s money market mutual funds are classified within Level 3, described below, because they are invested in The Reserve Primary Fund (“The Reserve Fund”). At January 31, 2009 the Company’s investment portfolio included $19.5 million invested in The Reserve Fund with an estimated fair value of $18.3 million. During the year ended January 31, 2009, the Company recorded a $1.2 million loss related to this decline in fair value that is considered other-than-temporary. This loss is included in interest, net on the consolidated statements of operations. Therefore, the Company has recorded the aforementioned other-than-temporary loss. Additionally, the Company reclassified its investment from cash and cash equivalents to marketable securities on the Company’s consolidated balance sheet as of January 31, 2009. Subsequent to January 31, 2009 the Company recovered $6.1 million of its investment as a result of a partial redemption from The Reserve Fund.

On February 26, 2009, The Reserve Fund announced its decision to initially set aside $3.5 billion in a special reserve under the plan of liquidation, to cover potential liabilities for damages and associated expenses related to lawsuits and regulatory actions against the fund. The special reserve may be increased or decreased as further information becomes available. As a result, pursuant to the liquidation plan, interim distributions will continue to be made up to 91.72 percent, unless The Reserve Fund determines a need to increase the special reserve. Amounts in the special reserve will be distributed to shareholders once claims, if any are successful, and the related expenses have been paid or set aside for payment. The determination of the total redemption to the Company is subject to the distribution available to all investors of the fund. While the Company believes it has the right to recovery of its entire remaining investment, the Company cannot predict the ultimate amount the Company will receive.

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

The Company conducted its fair value assessment of The Reserve Fund using Level 3 inputs. Management has reviewed the Reserve’s underlying securities portfolio which is substantially comprised of discount notes,

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

certificates of deposit and commercial paper issued by highly-rated institutions. Management also evaluated the fair value of its ownership in The Reserve Fund, considering risk of extended timing and other factors. The assumption of timing for the actual repayment of the Company’s ownership from The Reserve Fund is inherently subjective and involves significant management judgment. For the Company’s investments in privately-held companies management evaluated financial results, earnings trends, and subsequent financing of these companies, as well as general market conditions to determine fair value. As a result, the Company classified its ownership in The Reserve Fund and investments in privately-held companies within Level 3 of the fair value hierarchy.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of January 31, 2009 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of January 31, 2009
Cash equivalents (1):
Time deposits	$402	$—	$—	$402
Money market mutual funds	279,246	—	—	279,246
Corporate notes and obligations	—	7,990	—	7,990
U.S. agency obligations	—	87,852	—	87,852
Marketable securities:
Corporate notes and obligations	—	215,140	—	215,140
U.S. agency obligations	—	165,297	—	165,297
Money market mutual fund	—	—	18,294	18,294
Foreign currency derivative contracts (2)	—	1,054	—	1,054
Investments in privately-held companies (3)	—	—	2,400	2,400

Total Assets	$279,648	$477,333	$20,694	$777,675

Liabilities
Foreign currency derivative contracts (4)	$—	$2,058	$—	$2,058

Total Liabilities	$—	$2,058	$—	$2,058

(1)	Included in “cash and cash equivalents” in the accompanying Consolidated Balance Sheet as of January 31, 2009, in addition to $108,344 of cash.
(2)	Included in “prepaid expenses and other current assets” in the accompanying Consolidated Balance Sheet as of January 31, 2009.
(3)	Included in “other assets, net” in the accompanying Consolidated Balance Sheet as of January 31, 2009.
(4)	Included in “accrued expenses and other current liabilities” in the accompanying Consolidated Balance Sheet as of January 31, 2009.

The following table presents the Company’s assets measured at fair value using significant unobservable inputs (Level 3) at January 31, 2009. These assets consist of the Company’s investment in The Reserve Fund and Investments in privately-held companies (in thousands):

Balance at February 1, 2008	$500
Transfers to Level 3	47,026
Realized loss included in Interest, net	(1,204)
Redemptions	(25,628)

Balance at January 31, 2009	$20,694

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

Derivative Financial Instruments

The Company has operated a hedging program for the past three years to manage its short-term exposure to fluctuations in foreign currency exchange rates, which exist as part of ongoing business operations. The Company enters into foreign currency contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company uses forward contracts to hedge a majority of transaction exposures denominated in Euros, Swiss francs, Australian dollars, Singapore dollars, Japanese yen and British pounds. The Company’s program is not designated for trading or speculative purposes. Prior to October 31, 2008 it had been the Company’s practice to settle foreign currency contracts prior to each quarter end because the maturities of the foreign currency contracts were less than 3 months. The Company continues its practice of entering into foreign currency contracts with maturities less than three months. As of January 31, 2009 the contracts that were not settled are recorded at fair value on the consolidated balance sheet.

The Company’s foreign currency forward contracts, which are not designated as hedging instruments under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. Forward contracts are marked-to-market at the end of each reporting period with gains and losses recognized as other income (expense) to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. While the contract or notional amount is often used to express the volume of foreign exchange contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of the Company to the counterparties.

Details on outstanding forward contracts related primarily to intercompany receivables and payables are presented below (in thousands):

	January 31, 2009	January 31, 2008
Notional amount of foreign currency forward contracts	$158,704	$—
Fair value of foreign currency forward contracts	(1,004)	—

Interest, net

The components of Interest, net are presented below (in thousands):

	Fiscal Year Ended January 31,
(in thousands)	2009	2008	2007
Interest income	$24,188	$24,666	$14,779
Realized gains	1,048	—	5
Realized losses	(2,569)	(173)	—

Total interest, net	$22,667	$24,493	$14,784

Fixed Assets

Fixed assets are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of those assets as follows:

Computers, equipment, and software	3 to 5 years
Furniture and fixtures	5 to 7 years
Leasehold improvements	Shorter of the estimated useful life or the lease term

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

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

In addition to the recoverability assessment, the Company routinely reviews the remaining estimated lives of its long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the period when such determinations are made, as well as in subsequent periods. There was no impairment of long-lived assets during fiscal 2009 and 2008. The Company evaluates the recoverability of the goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The Company tests the balance for impairment annually in the fourth quarter or more often if and when circumstances indicate that goodwill may not be recoverable. There was no impairment of goodwill during fiscal 2009 and 2008.

Capitalized Software Costs

For website development costs and the development costs related to the Company’s enterprise cloud computing application service, the Company follows the guidance of Emerging Issues Task Force (“EITF”) Issue No. 00-2, Accounting for Web Site Development Costs (“EITF 00-2”), and EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”). EITF 00-2 sets forth the accounting for website development costs based on the website development activity. EITF 00-3 sets forth the accounting for software in a hosting arrangement. As such, the Company follows the guidance set forth in Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”), in accounting for the development of its application service. Additionally, the Company follows the guidance in SOP 98-1 for costs incurred for computer software developed or obtained for internal use. SOP 98-1 requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.

The Company capitalized $10.2 million, $11.1 million and $4.8 million of costs during fiscal 2009, 2008 and 2007, respectively. Amortization expense totaled $6.6 million, $2.7 million, and $0.8 million during fiscal 2009, 2008 and 2007, respectively. These capitalized costs are amortized on a straight line basis over the expected useful life of the software, which is three years.

Comprehensive Income and Accumulated Other Comprehensive Loss

Comprehensive income consists of net income and other comprehensive income, which includes certain changes in equity that is excluded from net income. Specifically, cumulative foreign currency translation and unrealized gains and losses on marketable securities and cash equivalents, net of taxes of $0.6 million in fiscal 2009 and $1.3 million in fiscal 2008, are included in accumulated other comprehensive loss. Comprehensive income has been reflected in stockholders’ equity.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

The components of accumulated other comprehensive loss were as follows (in thousands):

	As of January 31,
	2009	2008
Foreign currency translation and other adjustments	$(3,957)	$(4,217)
Net unrealized gain on marketable securities and cash equivalents	1,052	1,941

	$(2,905)	$(2,276)

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

A reconciliation of the denominator used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Fiscal Year Ended January 31,
	2009	2008	2007
Numerator:
Net income	$43,428	$18,356	$481
Denominator:
Weighted-average shares outstanding for basic earnings per share, net of weighted-average shares of common stock subject to repurchase	121,183	116,840	112,386
Effect of dilutive securities:
Employee stock awards and warrants	4,045	5,582	7,768

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	125,228	122,422	120,154

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

	Fiscal Year Ended January 31,
	2009	2008	2007
Stock awards	3,797	3,175	4,019

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

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

The total income tax benefit recognized in the accompanying consolidated statements of operations related to SFAS 123R was $26.3 million, $18.5 million, and $12.4 million for fiscal 2009, 2008, and 2007 respectively.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or Interpretation 48, on February 1, 2007. This interpretation utilizes a two-step approach to establish a threshold for the financial statement recognition and measurement of income tax positions upon ultimate settlement with taxing authorities. It provides guidance on subsequent recognition, derecognition and the accounting for interest and penalties associated with uncertain tax positions. It also addresses the presentation and classification of recorded amounts in the financial statements and disclosure requirements.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in its tax provision. As of January 31, 2009, the Company accrued no penalties and an immaterial amount of interest in income tax expense.

Revenue Recognition

The Company derives its revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing its enterprise cloud computing application service, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) related professional services and other revenue. Other revenues consist primarily of training fees. Because the Company provides its application as a service, the Company follows the provisions of the Securities and Exchange Commission’s, or SEC, Staff Accounting Bulletin No. 104, Revenue Recognition and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company recognizes revenue when all of the following conditions are met:

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

Professional services and other revenues, when sold with subscription and support offerings, are accounted for separately when these services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value of each deliverable. When accounted for separately, revenues are recognized as the services are rendered for time and material contracts, and when the milestones are achieved and accepted by the

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

customer for fixed price contracts. The majority of the Company’s consulting contracts are on a time and materials basis. Training revenues are recognized after the services are performed. For revenue arrangements with multiple deliverables, such as an arrangement that includes subscription, premium support, consulting or training services, the Company allocates the total amount the customer will pay to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately.

In determining whether the consulting services can be accounted for separately from subscription and support revenues, the Company considers the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, the Company recognizes the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations, the Company defers only the direct costs of the consulting arrangement and amortizes those costs over the same time period as the consulting revenue is recognized. As of January 31, 2009 and January 31, 2008, the deferred cost on the accompanying consolidated balance sheet totaled $17.3 million and $13.9 million, respectively. These deferred costs are included in prepaid expenses and other current assets and other assets.

Deferred Revenue

Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s subscription service described above and is recognized as the revenue recognition criteria are met. The Company generally invoices its customers in annual or quarterly installments. Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Deferred revenue also includes certain deferred professional services fees which are recognized as revenue ratably over the subscription contract term. The Company defers the professional service fees in situations where the professional services and subscription contracts are accounted for as a single unit of accounting. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. Approximately 7 percent and 8 percent of total deferred revenue as of January 31, 2009 and January 31, 2008, respectively, related to deferred professional services revenue.

Deferred Commissions

Deferred commissions are the incremental costs that are directly associated with non-cancelable subscription contracts with customers and consist of sales commissions paid to the Company’s direct sales force. The commissions are deferred and amortized over the non-cancelable terms of the related customer contracts, which are typically 12 to 24 months. The commission payments are paid in full the month after the customer’s service commences. The deferred commission amounts are recoverable through the future revenue streams under the non-cancelable customer contracts. The Company believes this is the preferable method of accounting as the commission charges are so closely related to the revenue from the non-cancelable customer contracts that they should be recorded as an asset and charged to expense over the same period that the subscription revenue is recognized. Amortization of deferred commissions is included in marketing and sales expense in the accompanying consolidated statements of operations.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

Accounting for Stock-Based Compensation

The Company accounts for its employee stock-based compensation pursuant to Statement of Financial Accounting Standards 123R, Share-Based Payment (“SFAS 123R”). The Company recognizes share-based expenses on a straight-line over the requisite service period of the awards, which is the vesting term of four years. Stock-based expenses pursuant to SFAS 123R are recognized net of forfeiture activity.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Fiscal Year Ended January 31,
	2009	2008	2007
Volatility	47 - 60%	46 - 47%	46 - 50%
Weighted-average estimated life	4 years	4 years	4 years
Weighted-average risk-free interest rate	1.47 - 3.08%	3.32 - 4.55%	4.42 - 5.03%
Dividend yield	—	—	—
Weighted-average fair value per share of grants	$15.39	$20.49	$14.92

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

During fiscal 2009 and 2008, the Company capitalized $1.9 million and $2.1 million, respectively, of stock-based expenses related to capitalized internal-use software development and deferred professional services costs.

During fiscal 2009, the Company recognized stock-based expense of $77.4 million. As of January 31, 2009, the aggregate stock compensation remaining to be amortized to costs and expenses was $261.3 million. The Company expects this stock compensation balance to be amortized as follows: $105.1 million during fiscal 2010; $83.0 million during fiscal 2011; $55.0 million during fiscal 2012; and $18.2 million during fiscal 2013. The expected amortization reflects only outstanding stock awards as of January 31, 2009 and assumes no forfeiture activity. The Company expects to continue to issue share-based awards to its employees in future periods.

Warranties and Indemnification

The Company’s enterprise cloud computing application service is typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and materially in accordance with the Company’s online help documentation under normal use and circumstances.

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

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

The Company has entered into service level agreements with a small number of its customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits or terminate their agreements in the event that the Company fails to meet those levels. As of January 31, 2009 and January 31, 2008, the reserve balance was approximately $0.4 million.

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

Advertising Expenses

Advertising is expensed as incurred. Advertising expense was $43.7 million, $25.6 million and $14.7 million for fiscal 2009, 2008 and 2007, respectively.

Recent Accounting Pronouncement

In April 2008, the Financial Accounting Standards Board (FASB) issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP No. 142-3) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP No. 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R). The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively. The Company does not expect the adoption of FSP No.142-3 to have a material impact on its consolidated results of operations or financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; the relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-risk-related contingent features for derivatives. SFAS 161 does not change the accounting treatment for derivative instruments. SFAS 161 is effective beginning in the first quarter of fiscal 2010.

In February 2008, FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope, and was effective upon initial adoption of SFAS No. 157. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2010. The adoption of SFAS 157 is not expected to have a significant impact on the Company’s consolidated

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of February 1, 2009, The adoption of SFAS 141(R) is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 or SFAS 160. The standard changes the accounting for non-controlling (minority) interests in consolidated financial statements including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. Should the Company increase its ownership interest in Salesforce Japan, the cost would be recorded as a reduction of the Company’s stockholders’ equity as opposed to accounting for the purchase as a step acquisition which requires an allocation of the purchase price. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that the adoption of SFAS 160 will have a material impact on the Company’s results of operations and consolidated balance sheet.

2. Balance Sheet Accounts

Marketable Securities

At January 31, 2009, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$215,297	$1,173	$(1,330)	$215,140
Money market mutual fund (see Note 1)	18,294	—	—	18,294
U.S. agency obligations	163,584	1,721	(8)	165,297

	$397,175	$2,894	$(1,338)	$398,731

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

At January 31, 2008, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$276,866	$2,328	$(414)	$278,780
U.S. treasury securities	9,483	53	—	9,536
U.S. agency obligations	101,094	1,296	(1)	102,389

	$387,443	$3,677	$(415)	$390,705

	As of January 31,
	2009	2008
Recorded as follows (in thousands):
Short-term (due in one year or less)	$213,769	$171,748
Long-term (due between one and 3 years)	184,962	218,957

	$398,731	$390,705

As of January 31, 2009, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$100,855	$(976)	$11,587	$(354)	$112,442	$(1,330)
U.S. agency obligations	2,493	(8)	—	—	2,493	(8)

	$103,348	$(984)	$11,587	$(354)	$114,935	$(1,338)

The unrealized loss for each of these fixed rate marketable securities ranged from less than $1,000 to $131,000. The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of January 31, 2009. The Company expects to receive the full principal and interest on all of these investment securities.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of January 31,
	2009	2008
Deferred professional services costs	$13,069	$9,376
Prepaid expenses and other current assets	20,046	17,679

	$33,115	$27,055

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

Fixed Assets

Fixed assets consisted of the following (in thousands):

	As of January 31,
	2009	2008
Computers, equipment and software	$65,864	$34,197
Furniture and fixtures	13,096	8,354
Leasehold improvements	54,032	36,279

	132,992	78,830
Less accumulated depreciation and amortization	(55,965)	(37,450)

	$77,027	$41,380

Depreciation and amortization expense totaled $21.0 million, $16.8 million and $9.9 million during fiscal 2009, 2008 and 2007, respectively.

Fixed assets at January 31, 2009 and January 31, 2008 included a total of $10.1 million and $3.6 million, respectively, acquired under capital lease agreements. Accumulated amortization relating to equipment and software under capital leases totaled $4.5 million and $3.6 million, respectively, at January 31, 2009 and January 31, 2008. Amortization of assets under capital leases is included in depreciation and amortization expense.

Capitalized Software

Capitalized software consisted of the following (in thousands):

	As of January 31,
	2009	2008
Capitalized internal-use software development costs, net of accumulated amortization of $11,540 and $4,898, respectively	$17,450	$13,932
Acquired developed technology, net of accumulated amortization of $13,522 and $6,542, respectively	12,539	9,129

	$29,989	$23,061

Capitalized internal use software amortization expense totaled $6.6 million and $2.7 million for the years ended January 31, 2009 and 2008, respectively. Acquired developed technology amortization expense totaled $7.0 million and $4.9 million for the years ended January 31, 2009 and 2008, respectively.

In August 2008, the Company acquired InStranet, Inc. Of the $32.3 million purchase price consideration, $8.6 million was allocated to acquired developed technology.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

Other Assets

Other assets consisted of the following (in thousands):

	As of January 31,
	2009	2008
Deferred professional services costs, noncurrent portion	$4,185	$4,546
Long-term deposits	8,447	6,682
Purchased intangible assets, net of accumulated amortization of $2,573 and $678, respectively	9,679	1,509
Other	7,816	1,144

	$30,127	$13,881

In August 2008, the Company acquired InStranet, Inc. Of the $32.3 million purchase price consideration $6.0 million was allocated to customer relationships which is included in the purchased intangible assets. Additionally, the Company acquired shares held by minority stockholders of Salesforce Japan of which $5.4 million of the total amounts paid was allocated to customer relationship intangible assets and Japanese Territory rights included in purchased intangible assets above.

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and tangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter. There was no impairment of goodwill during fiscal 2009 and 2008.

Goodwill consists of the following (in thousands):

Total
Balance as of January 31, 2007	$6,705
Salesforce Japan (See Note 6)	1,851

Balance as of January 31, 2008	8,556
Salesforce Japan (See Note 6)	16,340
InStranet, Inc. (See Note 6)	19,976

Balance as of January 31, 2009	$44,872

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,
	2009	2008
Accrued compensation	$74,355	$63,327
Accrued other liabilities	39,886	20,988
Accrued other taxes payable	27,596	19,564
Accrued professional costs	3,950	6,980
Accrued rent	17,418	15,137

	$163,205	$125,996

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

3. Stockholders’ Equity

Stock Awards Issued to Employees

The 1999 Stock Option Plan (the “1999 Plan”) provides for the issuance of incentive and non-statutory options to employees and nonemployees of the Company. In addition to the 1999 Plan, the Company maintains the 2004 Equity Incentive Plan, 2004 Employee Stock Purchase Plan and the 2004 Outside Directors Stock Plan. These plans, other than the 1999 Plan and the 2004 Outside Directors Stock Plan, provide for annual automatic increases on February 1 to the shares reserved for issuance based on the lesser of (i) a specific percentage of the total number of shares outstanding at year end; (ii) a fixed number of shares; or (iii) a lesser number of shares set by the Company’s Board of Directors, all as specified in the respective plans.

On February 1, 2009, 3.5 million additional shares were reserved under the 2004 Equity Incentive Plan pursuant to the automatic increase. The 2004 Employee Stock Purchase Plan will not be implemented unless and until the Company’s Board of Directors authorizes the commencement of one or more offerings under the plan. No offering periods have been authorized to date.

In April 2006, the Company’s Board of Directors approved the 2006 Inducement Equity Incentive Plan (the “Inducement Plan”) that allows for stock option and other equity incentive grants to employees in connection with merger or acquisition activity. The total number of shares reserved for issuance under the Inducement Plan is 400,000 shares. As of January 31, 2009, there were 101,705 shares of common stock available for grant under the Inducement Plan.

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

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

Stock option activity is as follows:

	Shares Available for Grant	Options Outstanding
		Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2007	5,001,926	15,955,334	$19.67
Increase in shares authorized:
2004 Equity Incentive Plan	4,000,000	—	—
Options granted under all plans	(3,359,448)	3,359,448	50.51
Restricted stock unit activity	(1,109,710)	—	—
Stock grants to board members for board services and advisory board members	(50,500)	—	—
Exercised	—	(4,357,918)	13.94
Cancelled	1,547,519	(1,547,519)	31.98

Balance as of January 31, 2008	6,029,787	13,409,345	27.83
Increase in shares authorized:
2004 Equity Incentive Plan	4,000,000	—	—
Options granted under all plans	(4,948,026)	4,948,026	35.07
Restricted stock unit activity	(1,320,695)	—	—
Stock grants to board members for board services and advisory board members	(51,600)	—	—
Exercised	—	(2,957,675)	14.64
Cancelled	482,176	(482,176)	38.47

Balance as of January 31, 2009	4,191,642	14,917,520	$32.51	$55,274

Vested or expected to vest		13,471,754	$31.86	$54,710

Exercisable at January 31, 2009		6,114,204	$23.99	$51,882

The total intrinsic value of the options exercised during fiscal 2009, 2008 and 2007 were $117.3 million, $155.8 million, and $111.1 million, respectively. The intrinsic value is the difference of the current market value of the stock and the exercise price of the stock option.

The weighted-average remaining contractual life of vested and expected to vest options is approximately 4 years.

As of January 31, 2009, options to purchase 6,114,204 shares were vested at a weighted average exercise price of $23.99 per share and a remaining weighted-average remaining contractual life of approximately 4 years. The total intrinsic value of these vested options as of January 31, 2009 was $51.9 million.

As of January 31, 2009, no shares issued pursuant to exercises of options issued under the 1999 Plan remained subject to repurchase.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information about stock options outstanding as of January 31, 2009:

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$13.89	2,318,177	4.80	$7.62	2,315,224	$7.61
$14.39 to $25.19	1,293,066	5.51	19.57	1,072,379	19.24
$25.97	3,360,833	4.73	25.97	—	—
$27.20 to $36.34	2,277,312	3.33	31.93	1,181,209	32.04
$36.90 to $52.28	2,703,288	3.29	43.78	1,053,682	42.16
$52.43 to $52.76	2,163,794	3.72	52.56	437,531	52.48
$54.22 to $70.86	801,050	4.04	62.23	54,179	58.80

	14,917,520	4.15	$32.51	6,114,204	$23.99

Restricted stock unit activity is as follows:

	Restricted Stock Units Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2007	841,678	$—
Granted	1,326,520	0.001
Cancelled	(216,873)	0.001
Vested and converted to shares	(234,035)	0.001

Balance as of January 31, 2008	1,717,290	0.001
Granted	1,475,314	0.001
Cancelled	(157,743)	0.001
Vested and converted to shares	(535,710)	0.001

Balance as of January 31, 2009	2,499,151	$0.001	$66,502

Expected to vest	2,090,074		$55,617

The restricted stock units, which entitles the holder to one share of common stock for each restricted stock unit upon vesting, have an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and vest over 4 years. The Company first awarded restricted stock units in May 2006.

The weighted-average fair value of the restricted stock units issued in fiscal 2009 and 2008 was $39.41 and $48.26, respectively.

The Company realized tax benefits of $42.0 million from the exercise, sale or vesting of stock awards during fiscal 2009.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

Common Stock

The following number of shares of common stock were reserved and available for future issuance at January 31, 2009:

Options outstanding	14,917,520
Restricted stock units outstanding	2,499,151
Stock available for future grant:
1999 Stock Option Plan	—
2004 Equity Incentive Plan	3,382,937
2006 Inducement Equity Incentive Plan	101,705
2004 Employee Stock Purchase Plan	1,000,000
2004 Outside Directors Stock Plan	707,000

22,608,313

During fiscal year 2009 and 2008, certain board members received stock grants totaling 48,000 and 47,500 shares, respectively, of common stock for board services pursuant to the terms described in the 2004 Outside Directors Plan. The expenses related to these awards, which was expensed immediately at the time of the issuance, totaled $2.4 million and $2.3 million, in fiscal 2009 and 2008 respectively.

4. Preferred Stock

After the consummation of the initial public offering in June 2004 and the filing of the Company’s amended and restated certificate of incorporation, the Company’s board of directors has the authority, without further action by stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. The ability to issue preferred stock could delay or impede a change in control. At January 31, 2009 and 2008, no shares of preferred stock were outstanding.

5. Joint Venture

On December 7, 2000, the Company entered into a joint venture agreement with SunBridge, Inc., a Japanese corporation, to establish Salesforce Japan. During the third quarter of fiscal 2009, the Company increased its ownership interest in the joint venture, from 65 to 72 percent in exchange for a cash payment of $21.6 million. The Company accounted for this investment as a step acquisition (see Note 6 Acquisitions).

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

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

In fiscal 2009, 2008 and 2007, the joint venture granted options to purchase 16,500, 11,600 and 8,400 shares, respectively, to its employees to purchase shares of common stock in the joint venture. The stock options were issued with an exercise price ranging from ¥20,000 to ¥60,000 per share (approximately $223 to $669 per share), ¥20,000 (approximately $171 per share), and ¥4,000 to ¥15,000 a per share (approximately $34 to $129 per share), respectively.

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

6. Acquisitions

InStranet, Inc.

In August 2008, the Company acquired 100 percent of the outstanding stock of InStranet, Inc. (“InStranet”), a privately-held company with operations in Paris, France, and Chicago, Illinois for $32.3 million in cash, including $0.7 million in transaction costs. InStranet offers a knowledge management application for business to consumer call centers. The Company acquired InStranet for its developed technology in order to expand its CRM customer service and support offerings in the customer service and support market. The Company accounted for this acquisition using Statement of Financial Accounting Standards No. 141, Business Combinations. Accordingly, the results of operations for the acquired business are included in the accompanying consolidated statements of operations since the acquisition date, and the related assets and liabilities were recorded based upon their fair values as of the acquisition date. Proforma results of operations have not been presented because the effects of the acquisition was not significant.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

The valuation of acquired assets and liabilities is as follows (in thousands):

Net tangible assets	$3,863
Developed technology	8,610
Customer relationships	5,950
Goodwill	19,976
Deferred income taxes	(6,122)

Total purchase price consideration	$32,277

Customer relationships and developed technologies have a useful life of 3 years. The goodwill balance is not deductible for tax purposes. This asset is attributed to the premium paid for an established knowledge management application.

In performing the purchase price allocation, the Company considered, among other factors, its intention for future use of the acquired assets, analysis of historical financial performance and estimates of future performance of InStranet’s knowledge management application. The fair value of intangible assets was primarily based on the income approach.

Salesforce Japan

In the third quarter of fiscal 2009, the Company acquired shares held by minority shareholders of its joint venture Salesforce Japan and increased its ownership to 72 percent for $21.6 million in cash. The Company accounted for this purchase as a step-acquisition.

The allocation of the purchase price below is as follows (in thousands):

Customer relationships	$1,919
Territory rights	2,196
Goodwill	16,340
Deferred income taxes	(1,679)
Minority interest adjustment	2,848

Total purchase price consideration	$21,624

Customer relationships have a useful life of 3 years and Japan territory rights have a useful life of 7 years. The goodwill balance is not deductible for tax purposes. This asset is attributed to the premium paid for the territory rights and customer relationships.

In December 2006, the Company acquired shares of its joint venture in Salesforce Japan for $2.8 million in cash. The acquisition of the shares was accounted for as a step acquisition and as such an allocation of the purchase was required.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

The allocation of the purchase price for the shares purchased in its Salesforce Japan in December 2006 is as follows (in thousands):

Customer relationships	$235
Territory rights	1,008
Goodwill	1,851
Deferred income taxes	(503)
Minority interest adjustment	186

Total purchase price consideration	$2,777

Customer relationships have a useful life of 3 years and Japan territory rights have a useful life of 7 years. The goodwill balance is not deductible for tax purposes. This asset is attributed to the premium paid for the territory rights and customer relationships.

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

The following table summarizes the allocation of the purchase price for the Sendia Corporation acquisition, (in thousands):

Net tangible assets	$447
Developed technology	5,710
Customer relationships	690
Goodwill	6,705
Deferred income taxes	2,650
Deferred revenue	(700)

Total purchase price consideration	$15,502

Customer relationships and developed technology have a useful life of 3 years. The goodwill balance is not deductible for tax purposes. This asset is attributed to the premium paid for an established wireless solution.

Intangible assets acquired resulting from the acquisitions described above as of January 31, 2009 are as follows (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life
Territory rights	$3,203	$(431)	$2,772	6.1 years
Developed technology	14,320	(6,704)	7,616	2.4 years
Customer relationships	8,794	(2,073)	6,721	2.4 years

	$26,317	$(9,208)	$17,109

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

The expected future amortization expense for these intangible assets for each of the fiscal years ended thereafter is as follows (in thousands):

Fiscal Period:
Fiscal 2010	$6,383
Fiscal 2011	5,951
Fiscal 2012	3,377
Fiscal 2013	458
Fiscal 2014	446
Thereafter	494

Total amortization expense	$17,109

7. Income Taxes

The domestic and foreign components of income before provision (benefit) for income taxes and minority interest consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2009	2008	2007
Domestic	$83,590	$51,911	$23,498
Foreign	2,002	(5,698)	(11,002)

	$85,592	$46,213	$12,496

The provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2009	2008	2007
Current:
Federal	$55,228	$31,245	$15,243
State	7,701	4,515	1,362
Foreign	7,699	6,502	2,514

Total	70,628	42,262	19,119
Deferred:
Federal	(26,979)	(13,800)	(7,122)
State	(5,372)	(3,192)	(1,368)
Foreign	(720)	(1,885)	(834)

Total	(33,071)	(18,877)	(9,324)

Provision for income taxes	$37,557	$23,385	$9,795

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes included in the accompanying consolidated statements of operations is as follows (in thousands):

	Fiscal Year Ended January 31,
	2009	2008	2007
U.S. federal taxes at statutory rate	$29,957	$16,175	$4,374
State, net of the federal benefit	4,685	2,916	1,146
Foreign losses providing no benefit	3,091	4,547	3,766
Foreign taxes in excess of the U.S. statutory rate	3,537	3,296	1,889
Tax credits	(5,222)	(3,817)	(2,851)
Change in valuation allowance	—	(970)	—
Non-deductible expenses	901	1,346	1,762
Other, net	608	(108)	(291)

	$37,557	$23,385	$9,795

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	As of January 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$6,212	$7,096
Deferred stock compensation	26,288	16,347
Tax credits	14,004	8,135
Deferred rent expense	6,244	5,530
Accrued liabilities	17,564	7,273
Deferred revenue	11,131	8,447
Other	10,479	6,825

Total deferred tax assets	91,922	59,653
Less valuation allowance	(2,344)	(1,650)

Total deferred tax assets	89,578	58,003
Deferred tax liabilities:
Deferred commissions	(18,274)	(16,562)
Purchased intangibles	(7,912)	(3,756)
Unrealized gains on investments	(626)	(1,321)
Other	(4,277)	(2,679)

Total deferred tax liabilities	(31,089)	(24,318)

Net deferred tax assets	$58,489	$33,685

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been partially offset by a valuation allowance. The valuation allowance relates to net deferred tax assets from operating losses of certain foreign subsidiaries. Since the adoption of SFAS 123R, excess tax benefits associated with stock option exercises are recorded directly to stockholders’ equity only when realized. As a result, the excess tax benefits included in net operating loss carryforwards but not reflected in deferred tax assets for fiscal year 2009 and 2008 are $30.4 million and $60.2 million, respectively.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

At January 31, 2009, the Company had net operating loss carryforwards for federal income tax purposes of approximately $70.8 million, which expire in 2023 through 2029, federal research and development tax credits of approximately $10.9 million, which expire in 2020 through 2029 and minimum tax credits of $1.7 million which do not expire. The Company also has state net operating loss carryforwards of approximately $165.0 million which expire beginning in 2011, state research and development tax credits of approximately $9.5 million and $1.2 million of state enterprise zone tax credits, which do not expire.

Utilization of the Company’s net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

The Company had gross unrecognized tax benefits of $16.5 million and $11.8 million at the end of January 31, 2009 and January 31, 2008 respectively.

A reconciliation of the beginning and ending balance of total unrecognized tax benefits for fiscal 2009 and 2008 is as follows (in thousands):

	Fiscal Year Ended January 31,
	2009	2008
Balance as of February 1	$11,771	$6,542
Tax positions taken in prior period:
Gross increases	17	—
Gross decreases	(148)	(125)

Tax positions taken in current period:
Gross increases	5,955	5,129
Gross decreases	—	—

Settlements	(149)	—

Lapse of statute of limitations	—	—
Currency translation effect	(974)	225

Balance as of January 31	$16,472	$11,771

For fiscal year 2009 and 2008, total unrecognized tax benefits in an amount of $11.8 million and $7.9 million respectively, if recognized, would reduce income tax expense and the Company’s effective tax rate.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in its income tax provision. As of January 31, 2009, the Company accrued no penalties and an insignificant amount of interest was recorded in income tax expense.

Tax positions for the Company and its subsidiaries are subject to income tax audits by many tax jurisdictions throughout the world. The Company’s U.S. federal and state tax returns for all tax years since February 1999, which was the inception of the Company, remain open to examination. Outside the U.S., tax returns filed in major jurisdictions where the Company operates, including Canada, United Kingdom, and Australia generally remain open to examination for all tax years, while for Japan, the statute of limitations currently remains open for tax years after fiscal year 2003. During fiscal year 2009, the Internal Revenue Service completed its examination of the Company’s federal income tax return for fiscal year ended January 31, 2006. No adjustment was made as a result of the audit.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

Management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months. However, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.

8. Commitments and Contingencies

Letters of Credit

As of January 31, 2009, the Company had a total of $8.3 million in letters of credit outstanding substantially in favor of its landlords for office space in San Francisco, California, New York City, Singapore, Sweden and Switzerland. These letters of credit renew annually and mature at various dates through December 2016.

Leases

The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates.

As of January 31, 2009, the future minimum lease payments under noncancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Period:
Fiscal 2010	$2,599	$80,503
Fiscal 2011	2,599	61,655
Fiscal 2012	1,798	43,940
Fiscal 2013	—	35,566
Fiscal 2014	—	31,458
Thereafter	—	59,514

Total minimum lease payments	6,996	$312,636

Less: amount representing interest	(552)

Present value of capital lease obligations	$6,444

The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Of the total operating lease commitment balance of $312.6 million, $257.2 million is related to facilities space. The remaining $55.4 million commitment is related to computer equipment and other leases.

Our agreements for the facilities and certain services provide us with the option to renew. Our future contractual obligations would change if we exercised these options.

Rent expense for fiscal 2009, 2008 and 2007 was $36.0 million, $23.0 million and $16.8 million, respectively.

9. Legal Proceedings

The Company is involved in various legal proceedings arising from the normal course of business activities. In management’s opinion, resolution of these matters is not expected to have a material adverse impact on the

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

Company’s consolidated results of operations, cash flows or its financial position. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect the Company’s future results of operations, cash flows or financial position in a particular period.

10. Employee Benefit Plan

The Company has a 401(k) plan covering all eligible employees in the United States. Since January 1, 2006, the Company has been contributing to the plan. Total contributions during fiscal 2009, 2008 and 2007, were $6.7 million, $3.9 million and $2.9 million, respectively.

11. Related-Party Transactions

In January 1999, the salesforce.com/foundation, commonly referred to as the Foundation, a non-profit public charity, was chartered to build philanthropic programs that are focused on youth and technology. The Company’s chairman is the chairman of the Foundation. He, one of the Company’s officers and one of the Company’s board members hold three of the Foundation’s seven board seats. The Company is not the primary beneficiary of the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s statement of activities with its financial results.

Since the Foundation’s inception, the Company has provided at no charge certain resources to Foundation employees such as office space. The value of these items totals approximately $35,000 per quarter.

In addition to the resource sharing with the Foundation, the Company issued the Foundation warrants in August 2002 to purchase 500,000 shares of common stock. Through January 31, 2009, the Foundation exercised all of these warrants. As of January 31, 2009, the Foundation held 191,500 shares of salesforce.com common stock. Additionally, the Company has donated subscriptions to the Company’s service to other qualified non-profit organizations. The fair value of these donated subscriptions is in excess of $5.1 million per month. The Company plans to continue providing free subscriptions to qualified non-profit organizations through its relationship with the Foundation.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

12. Selected Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for fiscal 2009 and 2008 is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
	(in thousands, except per share data)
Fiscal 2009
Revenues	$247,622	$263,077	$276,487	$289,583	$1,076,769
Gross profit	196,324	208,986	220,139	230,849	856,298
Income from operations	15,421	16,098	16,133	16,090	63,742
Net income	9,555	9,996	10,124	13,753	43,428
Basic net income per share	$0.08	$0.08	$0.08	$0.11	$0.36
Diluted net income per share	$0.08	$0.08	$0.08	$0.11	$0.35

Fiscal 2008
Revenues	$162,412	$176,579	$192,803	$216,906	$748,700
Gross profit	123,245	135,167	148,522	170,175	577,109
Income from operations	114	3,347	6,118	10,730	20,309
Net income	730	3,735	6,512	7,379	18,356
Basic net income per share	$0.01	$0.03	$0.06	$0.06	$0.16
Diluted net income per share	$0.01	$0.03	$0.05	$0.06	$0.15

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in periodic SEC reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2009 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2009. We reviewed the results of management’s assessment with our Audit Committee.

The effectiveness of our internal control over financial reporting as of January 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

(c) Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information concerning our directors, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, our code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, our audit committee and any changes to the process by which stockholders may recommend nominees to the Board required by this Item are incorporated herein by reference to information contained in the Proxy Statement, including “Election of Directors,” “Corporate Governance and Board Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

The information concerning our executive officers required by this Item is incorporated by reference herein to the section of this Report in Part I, entitled “Executive Officers of the Registrant.”

We have adopted a Code of Conduct that applies to all employees, including our principal executive officer, Marc Benioff, principal financial and accounting officer, Graham Smith, and all other executive officers. The Code of Conduct is available on our Web site at http://www.salesforce.com/company/investor/governance/. A copy may also be obtained without charge by contacting Investor Relations, salesforce.com, inc., The Landmark @ One Market, Suite 300, San Francisco, California 94105 or by calling (415) 901-7000.

We plan to post on our Web site at the address described above any future amendments or waivers of our Code of Conduct.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including “Compensation Discussion and Analysis,” “Committee Reports,” “Election of Directors” and “Executive Compensation and Other Matters.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including “Election of Directors” and “Employment Contracts and Certain Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including “Ratification of Appointment of Independent Auditors.”

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

(c) Financial Statement Schedules.

salesforce.com, inc.

Schedule II Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions	Deductions Write-offs	Balance at End of Year
Fiscal year ended January 31, 2009
Allowance for doubtful accounts	$906,000	$4,390,000	$3,769,000	$1,527,000
Fiscal year ended January 31, 2008
Allowance for doubtful accounts	$1,223,000	$2,299,000	$2,616,000	$906,000
Fiscal year ended January 31, 2007
Allowance for doubtful accounts	$1,296,000	$1,645,000	$1,718,000	$1,223,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 9, 2009

salesforce.com, inc.

/s/ GRAHAM SMITH
Graham Smith Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Marc Benioff, Graham Smith and David Schellhase, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MARC BENIOFF Marc Benioff	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 9, 2009

/S/ GRAHAM SMITH Graham Smith	Chief Financial Officer (Principal Financial & Accounting Officer)	March 9, 2009

/S/ CRAIG CONWAY Craig Conway	Director	March 9, 2009

/S/ ALAN HASSENFELD Alan Hassenfeld	Director	March 9, 2009

/S/ CRAIG RAMSEY Craig Ramsey	Director	March 9, 2009

/S/ SANFORD R. ROBERTSON Sanford R. Robertson	Director	March 9, 2009

/S/ STRATTON SCLAVOS Stratton Sclavos	Director	March 9, 2009

/S/ LARRY TOMLINSON Larry Tomlinson	Director	March 9, 2009

/S/ MAYNARD WEBB Maynard Webb	Director	March 9, 2009

/S/ SHIRLEY YOUNG Shirley Young	Director	March 9, 2009

Index to Exhibits

Exhibit 3.1 (1)	Amended and Restated Certificate of Incorporation of salesforce.com, inc.

Exhibit 3.2 (2)	Amended and Restated Bylaws of salesforce.com, inc.

Exhibit 4.1 (1)	Specimen Common Stock Certificate

Exhibit 10.1* (1)	Form of Indemnification Agreement between salesforce.com, inc and its officers and directors

Exhibit 10.2* (3)	1999 Stock Option Plan, as amended

Exhibit 10.3* (4)	2004 Equity Incentive Plan, as amended

Exhibit 10.4* (1)	2004 Employee Stock Purchase Plan

Exhibit 10.5* (5)	2004 Outside Directors Stock Plan, as amended

Exhibit 10.6* (6)	2006 Inducement Equity Incentive Plan

Exhibit 10.7** (3)	Master Service Agreement dated May 17, 2005 between salesforce.com, inc. and Equinix, Inc.

Exhibit 10.10	Resource Sharing Agreement dated as of January 29, 2009 between salesforce.com, inc., salesforce.com foundation, and salesforce.org

Exhibit 10.11 (7)	Joint Venture Agreement dated as of December 7, 2000 among salesforce.com, inc., SunBridge, Inc. and Kabushiki Kaisha salesforce.com

Exhibit 10.12*	Form of Offer Letter and schedule of omitted details thereto

Exhibit 10.13*	Change of Control and Retention Agreement as entered into with Marc Benioff

Exhibit 10.14*	Form of Change of Control and Retention Agreement as entered into with Parker Harris, George Hu, Kenneth Juster, Graham Smith, Jim Steele, Polly Sumner and Frank van Veenendaal

Exhibit 10.15*	Change of Control and Retention Agreement as entered into with David Schellhase

Exhibit 21.1	List of Subsidiaries

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm

Exhibit 24.1	Power of Attorney (See page 94)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested for a portion of this exhibit.
(1)	Incorporated by reference from the Company’s registration statement on Form S-1 (No. 333-111289), Amendment No. 3, as filed with the Securities and Exchange Commission on April 20, 2004.
(2)	Incorporated by reference from the Company’s Form 8-K as filed with the Securities and Exchange Commission on December 7, 2007.

(3)	Incorporated by reference from the Company’s Form 10-K for the annual period ended January 31, 2006 as filed with the Securities and Exchange Commission on March 15, 2006.
(4)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended July 31, 2008 as filed with the Securities and Exchange Commission on August 22, 2008.
(5)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended October 31, 2007 as filed with the Securities and Exchange Commission on November 19, 2007.
(6)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended April 30, 2006 as filed with the Securities and Exchange Commission on May 19, 2006.
(7)	Incorporated by reference from the Company’s initial registration statement filing on Form S-1 (No. 333-111289) as filed with the Securities and Exchange Commission on December 18, 2003.