Form 10-Q
period 2009-04-30
SALESFORCE COM INC
filed 2009-05-27
CIK 1108524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2009, there were approximately 123.5 million shares of the Registrant’s Common Stock outstanding.

salesforce.com, inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

salesforce.com, inc.

Condensed Consolidated Balance Sheets

(in thousands)

	April 30, 2009	January 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$341,705	$483,834
Short-term marketable securities	174,909	213,769
Accounts receivable, net	145,869	266,555
Deferred commissions	36,862	39,384
Deferred income taxes	27,273	31,900
Prepaid expenses and other current assets	36,242	33,115

Total current assets	762,860	1,068,557
Marketable securities, noncurrent	467,210	184,962
Fixed assets, net	88,479	77,027
Deferred commissions, noncurrent	16,144	17,699
Deferred income taxes, noncurrent	27,600	26,589
Capitalized software, net	28,948	29,989
Goodwill	44,872	44,872
Other assets, net	31,587	30,127

Total assets	$1,467,700	$1,479,822

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,757	$16,379
Accrued expenses and other current liabilities	131,704	163,205
Income taxes payable	3,143	3,619
Deferred revenue	539,490	583,763

Total current liabilities	690,094	766,966
Income taxes payable, noncurrent	14,041	12,490
Long-term lease liabilities and other	14,879	7,616
Deferred revenue, noncurrent	9,883	10,263

Total liabilities	728,897	797,335

salesforce.com stockholders’ equity:
Common stock	124	123
Additional paid-in capital	687,503	648,724
Accumulated other comprehensive loss	(4,050)	(2,905)
Retained earnings	44,278	25,842

Total stockholders’ equity controlling interest	727,855	671,784
Total stockholders’ equity noncontrolling interest	10,948	10,703

Total stockholders’ equity	738,803	682,487

Total liabilities and stockholders’ equity	$1,467,700	$1,479,822

See accompanying Notes to Condensed Consolidated Financial Statements.

salesforce.com, inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended April 30,
	2009	2008
Revenues:
Subscription and support	$281,768	$225,341
Professional services and other	23,156	22,281

Total revenues	304,924	247,622
Cost of revenues (1):
Subscription and support	37,028	28,710
Professional services and other	24,772	22,588

Total cost of revenues	61,800	51,298

Gross profit	243,124	196,324
Operating expenses (1):
Research and development	31,584	19,767
Marketing and sales	138,267	122,704
General and administrative	43,150	38,432

Total operating expenses	213,001	180,903
Income from operations	30,123	15,421
Interest, net	4,322	6,722
Other income (expense)	371	(763)

Income before provision for income taxes and noncontrolling interest	34,816	21,380
Provision for income taxes	(15,823)	(10,311)

Consolidated net income	18,993	11,069
Less: Net income attributable to noncontrolling interest	(557)	(1,514)

Net income attributable to salesforce.com	$18,436	$9,555

Earnings per share - basic and diluted:
Basic net income per share attributable to salesforce.com common shareholders	$0.15	$0.08
Diluted net income per share attributable to salesforce.com common shareholders	0.15	0.08
Shares used in computing basic net income per share	123,206	119,778
Shares used in computing diluted net income per share	125,349	124,414
(1) Amounts include stock-based expenses, as follows:
Cost of revenues	$3,156	$2,675
Research and development	3,084	2,099
Marketing and sales	9,942	8,121
General and administrative	5,481	5,170

	$21,663	$18,065

See accompanying Notes to Condensed Consolidated Financial Statements.

salesforce.com, inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended April 30,
	2009	2008
Operating activities
Consolidated net income	$18,993	$11,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,145	8,158
Amortization of deferred commissions	14,946	14,723
Expense related to stock-based awards	21,663	18,065
Excess tax benefits from employee stock plans	(9,448)	(12,698)
Changes in assets and liabilities	39,677	44,515

Net cash provided by operating activities	97,976	83,832

Investing activities
Changes in marketable securities	(242,638)	16,540
Capital expenditures	(13,428)	(24,177)

Net cash used in investing activities	(256,066)	(7,637)

Financing activities
Proceeds from the exercise of stock options	9,168	11,485
Excess tax benefits from employee stock plans	9,448	12,698
Principal payments on capital lease obligations	(1,248)	(5)

Net cash provided by financing activities	17,368	24,178

Effect of exchange rate changes	(1,407)	(920)

Net (decrease) increase in cash and cash equivalents	(142,129)	99,453
Cash and cash equivalents at beginning of period	483,834	279,095

Cash and cash equivalents at end of period	$341,705	$378,548

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$208	$3
Income taxes, net of tax refunds	$4,283	$4,237

See accompanying Notes to Condensed Consolidated Financial Statements.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements

1. Summary of Business and Significant Accounting Policies

Description of Business

Salesforce.com, inc. (the “Company”) provides a comprehensive customer relationship management (“CRM”) service to businesses of all sizes and industries worldwide and provides a technology platform for customers and developers to build and run applications. The Company offers its services on a subscription basis.

Fiscal Year

The Company’s fiscal year ends on January 31. References to fiscal 2010, for example, refer to the fiscal year ending January 31, 2010.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of April 30, 2009 and the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three months ended April 30, 2009 and 2008, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2009 was derived from the audited consolidated financial statements which are included in the Company’s Form 10-K for the fiscal year ended January 31, 2009, which was filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2009. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s fiscal 2009 Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, except as described below, and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of April 30, 2009, and its results of operations and its cash flows for the three months ended April 30, 2009 and 2008. All adjustments are of a normal recurring nature. The results for the three months ended April 30, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2010.

Effective February 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for any noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of equity in the consolidated financial statements and requires disclosure, on the face of the consolidated statements of income, of the amounts of the consolidated net income attributable to the parent and to the noncontrolling interests.

Accordingly, noncontrolling interest of $10.9 million and $10.7 million as of April 30, 2009 and January 31, 2009, respectively, have been reflected in stockholders’ equity.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in the Company’s consolidated financial statements and notes thereto.

Significant estimates and assumptions made by management include the determination of the provision for income taxes, whether an other-than-temporary decline has occurred in the fair value of certain investments in marketable securities, and the fair value of stock awards issued. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Additionally, the Company holds a controlling interest in Kabushiki Kaisha salesforce.com (“Salesforce Japan”), a Japanese joint venture. As of April 30, 2009, the Company owned a 72 percent interest in the joint venture.

Given the Company’s controlling interest in the joint venture, the accounts of the joint venture have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the noncontrolling investors’ interests in the net assets and operations of the joint venture to the extent of the noncontrolling investors’ individual investments.

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

No customer accounted for more than 5 percent of accounts receivable at April 30, 2009 and January 31, 2009. No single customer accounted for 5 percent or more of total revenue in the three months ended April 30, 2009 and 2008.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

As of April 30, 2009 and January 31, 2009, assets located outside the Americas were 13 percent and 14 percent of total assets, respectively.

Revenues by geographical region are as follows (in thousands):

	Three months ended April 30,
	2009	2008
Americas	$220,650	$178,371
Europe	51,602	45,164
Asia Pacific	32,672	24,087

	$304,924	$247,622

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are recorded at fair value.

Marketable Securities

Management determines the appropriate classification of investments in marketable securities at the time of purchase in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and reevaluates such determination at each balance sheet date. Except for the money market mutual fund described below, securities are classified as available for sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable such as quoted prices, interest rates and yield curves. Declines in fair value judged to be other-than temporary on securities available for sale are included as a component of interest, net. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of interest, net. In order to determine whether a decline in value is other-than temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value, our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and if we intend to sell the security or if it is more likely than not that we will be required to sell the security before its anticipated recovery.

Fair Value Measurement

In accordance with SFAS No. 157, Fair Value Measurement, the Company measures its cash equivalents, marketable securities and foreign currency derivative contracts at fair value. A majority of the Company’s cash equivalents and its marketable securities are classified within Level 1 or Level 2, which are described below. This is because the Company’s cash equivalents and marketable securities are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

A portion of the Company’s money market mutual funds are classified within Level 3, described below, because they are invested in The Reserve Primary Fund (“The Reserve Fund”). At April 30, 2009 the Company’s investment portfolio included $9.2 million invested in The Reserve Fund with an estimated fair value of $8.0 million. During the year ended January 31, 2009, the Company recorded a $1.2 million loss related to this decline in fair value that is considered other-than-temporary.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

On February 26, 2009, The Reserve Fund announced its decision to initially set aside $3.5 billion in a special reserve under the plan of liquidation, to cover potential liabilities for damages and associated expenses related to lawsuits and regulatory actions against the fund. The special reserve may be increased or decreased as further information becomes available. As a result, pursuant to the liquidation plan, interim distributions will continue to be made up to 91.72 percent, unless The Reserve Fund determines a need to increase the special reserve. Amounts in the special reserve will be distributed to shareholders once claims, if any are successful, and the related expenses have been paid or set aside for payment. The determination of the total redemption to the Company is subject to the distribution available to all investors of The Reserve Fund. While the Company believes it has the right to recover its entire remaining investment, the Company cannot predict the ultimate amount the Company will receive.

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

The Company conducted its fair value assessment of The Reserve Fund using Level 3 inputs. Management has reviewed the Reserve’s underlying securities portfolio which is substantially comprised of discount notes, certificates of deposit and commercial paper issued by highly-rated institutions. Management also evaluated the fair value of its ownership in The Reserve Fund, considering risk of extended timing and other factors. The assumption of timing for the actual repayment of the Company’s ownership from The Reserve Fund is inherently subjective and involves significant management judgment. For the Company’s investments in privately-held companies, management evaluated financial results, earnings trends, and subsequent financing of these companies, as well as general market conditions to determine fair value. As a result, the Company classified its ownership in The Reserve Fund and investments in privately-held companies within Level 3 of the fair value hierarchy.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of April 30, 2009 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of April 30, 2009
Cash equivalents (1):
Time deposits	$265	$—	$—	$265
Money market mutual funds	232,170	—	—	232,170
Corporate notes and obligations	—	13,993	—	13,993
U.S. agency obligations	—	19,972	—	19,972
Marketable securities:
Corporate notes and obligations	—	362,478	—	362,478
Government obligations	—	10,491	—	10,491
U.S. treasury securities	38,071	—	—	38,071
U.S. agency obligations	—	142,791	—	142,791
Mortgaged backed securities	—	22,490	—	22,490
Collateralized mortgage obligations	—	57,817	—	57,817
Money market mutual fund	—	—	7,981	7,981
Foreign currency derivative contracts (2)	—	413	—	413
Investments in privately-held companies (3)	—	—	2,150	2,150

Total Assets	$270,506	$630,445	$10,131	$911,082

Liabilities
Foreign currency derivative contracts (4)	$—	$338	$—	$338

Total Liabilities	$—	$338	$—	$338

(1)	Included in “cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheet as of April 30, 2009, in addition to $75,305 of cash.
(2)	Included in “prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheet as of April 30, 2009.
(3)	Included in “other assets, net” in the accompanying Condensed Consolidated Balance Sheet as of April 30, 2009.
(4)	Included in “accrued expenses and other current liabilities” in the accompanying Condensed Consolidated Balance Sheet as of April 30, 2009.

The following table presents the Company’s assets measured at fair value using significant unobservable inputs (Level 3) at April 30, 2009. These assets consist of the Company’s investment in The Reserve Fund and Investments in privately-held companies (in thousands):

Balance at February 1, 2009	$20,694
Realized loss included in Other (expense)	(250)
Redemptions	(10,313)

Balance at April 30, 2009	$10,131

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of January 31, 2009 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of January 31, 2009
Cash equivalents (1):
Time deposits	$402	$—	$—	$402
Money market mutual funds	279,246	—	—	279,246
Corporate notes and obligations	—	7,990	—	7,990
U.S. agency obligations	—	87,852	—	87,852
Marketable securities:
Corporate notes and obligations	—	215,140	—	215,140
U.S. agency obligations	—	165,297	—	165,297
Money market mutual funds	—	—	18,294	18,294
Foreign currency derivative contracts (2)	—	1,054	—	1,054
Investments in privately-held companies (3)	—	—	2,400	2,400

Total Assets	$279,648	$477,333	$20,694	$777,675

Liabilities
Foreign currency derivative contracts (4)	$—	$2,058	$—	$2,058

Total liabilities	$—	$2,058	$—	$2,058

(1)	Included in “cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheet as of January 31, 2009, in addition to $108,344 of cash.
(2)	Included in “prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheet as of January 31, 2009.
(3)	Included in “other assets, net” in the accompanying Condensed Consolidated Balance Sheet as of January 31, 2009.
(4)	Included in “accrued expenses and other current liabilities” in the accompanying Condensed Consolidated Balance Sheet as of January 31, 2009.

Derivative Financial Instruments

The Company enters into foreign currency derivative contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company uses foreign currency derivative contracts to hedge a majority of transaction exposures denominated in Euros, Swiss francs, Australian dollars, Singapore dollars, Japanese yen and British pounds. The Company’s program is not designated for trading or speculative purposes. As of April 30, 2009 the contracts that were not settled are recorded at fair value on the condensed consolidated balance sheet.

The Company’s foreign currency derivative contracts, which are not designated as hedging instruments under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. Foreign currency derivative contracts are marked-to-market at the end of each reporting period with gains and losses recognized as other income (expense) to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. While the contract or notional amount is often used to express the volume of foreign exchange contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of the Company to the counterparties.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Details on outstanding forward contracts are presented below (in thousands):

	April 30, 2009	January 31, 2009
Notional amount of foreign currency forward contracts	$63,839	$158,704
Fair value of foreign currency forward contracts	75	(1,004)

Effective February 1, 2009, the Company adopted the disclosure requirements of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133 (SFAS 161). At April 30, 2009 and January 31, 2009, the fair values of outstanding derivative instruments are summarized below (in thousands):

		Fair Value of Derivative Instruments
	Balance Sheet Location	As of April 30, 2009	As of January 31, 2009
Derivative Assets
Derivatives not designated as hedging instruments under SFAS 133:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$413	$1,054

Total		$413	$1,054

Derivative Liabilities
Derivatives not designated as hedging instruments under SFAS 133:
Foreign currency derivative contracts	Accrued expenses and other current liabilities	$338	$2,058

Total		$338	$2,058

The effect of the derivative instruments not designated as hedging instruments on the Condensed Statements of Operations for the three months ended April 30, 2009 and April 30, 2008 are summarized below (in thousands):

Derivatives Not Designated as Hedging Instruments under SFAS 133	Gains Recognized in Income on Derivative Instruments
	Location	Three months ended April 30,
		2009	2008
Foreign currency derivative contracts	Other income (expense)	$75	$—

Total		$75	$—

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Interest, net

The components of Interest, net are presented below (in thousands):

	Three Months Ended April 30,
	2009	2008
Interest income	$4,266	$6,915
Realized gains	1,068	137
Realized losses	(1,012)	(330)

Total interest, net	$4,322	$6,722

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

Comprehensive income consisted of the following (in thousands):

	Three months ended April 30,
	2009	2008
Consolidated net income	$18,993	$11,069
Less: net income attributable to noncontrolling interest	(557)	(1,514)
Translation and other adjustments	(1,895)	65
Unrealized gain (loss) on marketable securities	750	(1,432)

Comprehensive income attributable to salesforce.com	$17,291	$8,188

The components of accumulated other comprehensive loss were as follows (in thousands):

	April 30, 2009	January 31, 2009
Foreign currency translation and other adjustments	$(6,142)	$(3,957)
Net unrealized gain on marketable securities and cash equivalents	2,092	1,052

	$(4,050)	$(2,905)

Net Income Per Share

Basic net income per share attributable to salesforce.com is computed by dividing net income attributable to salesforce.com by the weighted-average number of common shares outstanding for the fiscal period. Diluted net income per share attributable to salesforce.com is computed giving effect to all potential dilutive common stock, including options and restricted stock units. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

A reconciliation of the denominator used in the calculation of basic and diluted net income per share attributable to salesforce.com is as follows (in thousands):

	Three months ended April 30,
	2009	2008
Numerator:
Net income attributable to salesforce.com	$18,436	$9,555
Denominator:
Weighted-average shares outstanding for basic net income per share	123,206	119,778
Effect of dilutive securities:
Employee stock awards	2,143	4,636

Adjusted weighted-average shares outstanding and assumed conversions for diluted net income per share	125,349	124,414

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact (in thousands). The dilutive securities are excluded when, for example, their exercise prices are greater than the average fair values of the Company’s common stock.

	Three months ended April 30,
	2009	2008
Stock awards	10,033	3,055

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

The total income tax benefit recognized in the accompanying condensed consolidated statements of operations related to SFAS 123R was $6.3 million and $6.4 million for the three months ended April 30, 2009 and 2008 respectively.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes included in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Three months ended April 30,
	2009	2008
U.S. federal taxes at statutory rate	$12,186	$7,483
State, net of the federal benefit	1,842	1,235
Foreign losses providing no benefit	—	1,188
Foreign taxes in excess of the U.S. statutory rate	1,507	522
Tax credits	(1,252)	(600)
Non-deductible expenses	219	186
Impact of tax law change	1,973	—
Domestic manufacturing deduction	(640)	—
Taxes attributable to noncontrolling interest	(312)	—
Other, net	300	297

Total	$15,823	$10,311

The Company records liabilities related to uncertain tax positions in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes. There were no material changes to the Company’s unrecognized tax benefits for the three months ended April 30, 2009.

Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. Management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months. However, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.

Revenue Recognition

The Company derives its revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing its application service, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) related professional services and other revenue. Other revenues consist primarily of training fees. Because the Company provides its application as a service, the Company follows the provisions of the Securities and Exchange Commission’s, or SEC, Staff Accounting Bulletin No. 104, Revenue Recognition and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company recognizes revenue when all of the following conditions are met:

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, the Company considers the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, the Company recognizes the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations, the Company defers only the direct costs of the consulting arrangement and amortizes those costs over the same time period as the consulting revenue is recognized. As of April 30, 2009 and January 31, 2009, the deferred cost on the accompanying condensed consolidated balance sheet totaled $16.4 million and $17.3 million, respectively. These deferred costs are included in prepaid expenses and other current assets and other assets.

Deferred Revenue

Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s subscription service described above and is recognized as the revenue recognition criteria are met. The Company generally invoices its customers in annual or quarterly installments. Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Deferred revenue also includes certain deferred professional services fees which are recognized as revenue ratably over the subscription contract term. The Company defers the professional service fees in situations where the professional services and subscription contracts are accounted for as a single unit of accounting. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. Approximately 8 percent and 7 percent of total deferred revenue as of April 30, 2009 and January 31, 2009, respectively, related to deferred professional services revenue.

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

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Accounting for Stock-Based Compensation

The Company accounts for its employee stock-based compensation pursuant to SFAS 123R, Share-Based Payment (“SFAS 123R”). The Company recognizes share-based expenses on a straight-line basis over the requisite service period of the awards, which is the vesting term of four years. Stock-based expenses pursuant to SFAS 123R are recognized net of forfeiture activity.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three months ended April 30,
	2009	2008
Volatility	60%	47%
Weighted-average estimated life	4 years	4 years
Weighted-average risk-free interest rate	1.78-2.13%	2.24-2.84%
Dividend yield	—	—
Weighted-average fair value per share of grants	$13.97	$21.29

The weighted-average estimated life was based on the simplified calculation of expected life, described in the SEC’s Staff Accounting Bulletins 107 and 110. Accordingly, the weighted-average estimated life assumption of 4 years was based on the average of the vesting term and the 5 year contractual lives of options awarded. The weighted average risk free interest rate is based on the rate for a 4 year U.S. government security at the time of the option grant.

The Company estimated its future stock price volatility considering both its observed option-implied volatilities and its historical volatility calculations. Management believes this is the best estimate of the expected volatility over the 4 year weighted-average expected life of its option grants.

During the three months ended April 30, 2009 and 2008, the Company capitalized $0.5 million, respectively, of stock based expenses related to capitalized internal-use software development and deferred professional services costs.

During the three months ended April 30, 2009, the Company recognized stock-based expense of $21.7 million. As of April 30, 2009, the aggregate stock compensation remaining to be amortized to costs and expenses was $235.1 million. The Company expects this stock compensation balance to be amortized as follows: $77.3 million during the remaining nine months of fiscal 2010; $82.6 million during fiscal 2011; $56.0 million during fiscal 2012; $19.1 million during fiscal 2013 and $0.1 during fiscal 2014. The expected amortization reflects only outstanding stock awards as of April 30, 2009 and assumes no forfeiture activity. The Company expects to continue to issue share-based awards to its employees in future periods.

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

The Company’s arrangements generally include certain provisions for indemnifying customers against liabilities if its products or services infringe a third-party’s intellectual property rights. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying condensed consolidated financial statements.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS 157. This FSP states that a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity is an indication that transactions or quoted prices may not be determinative of fair value because there may be increased instances of transactions that are not orderly in such market conditions. Accordingly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. This FSP is effective for the Company beginning May 1, 2009. The Company does not expect the impact of the adoption of this FSP to be material on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities and requires additional disclosures related to debt and equity securities. This FSP does not change existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for the Company beginning May 1, 2009. The Company does not expect the impact of the adoption of this FSP to be material on its consolidated financial statements.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

2. Balance Sheet Accounts

Marketable Securities

At April 30, 2009, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government obligations	$10,483	$11	$(3)	$10,491
Treasury securities	38,205	23	(157)	38,071
U.S. agency obligations	141,854	970	(33)	142,791
Corporate notes and obligations	359,374	3,919	(815)	362,478
Collateralized mortgage obligations	58,163	51	(397)	57,817
Mortgage backed securities	22,563	27	(100)	22,490
Money market mutual fund (see Note 1)	7,981	—	—	7,981

	$638,623	$5,001	$(1,505)	$642,119

At January 31, 2009, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$215,297	$1,173	$(1,330)	$215,140
Money market mutual fund (see Note 1)	18,294	—	—	18,294
U.S. agency obligations	163,584	1,721	(8)	165,297

	$397,175	$2,894	$(1,338)	$398,731

	April 30, 2009	January 31, 2009

Recorded as follows (in thousands):
Short-term (due in one year or less)	$174,909	$213,769
Long-term (greater than one year)	467,210	184,962

	$642,119	$398,731

As of April 30, 2009, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$66,228	$(366)	$15,559	$(449)	$81,787	$(815)
Collateralized mortgage obligations	47,745	(397)	—	—	47,745	(397)
Mortgage back securities	15,435	(100)	—	—	15,435	(100)
U.S. government obligations	14,898	(160)	—	—	14,898	(160)
U.S. agency obligations	8,609	(33)	—	—	8,609	(33)

	$152,915	$(1,056)	$15,559	$(449)	$168,474	$(1,505)

The unrealized losses are substantially attributable to changes in interest rates. The unrealized loss for each of these fixed rate investments ranged from less than $1,000 to $305,000. The Company does not believe any of the unrealized losses represent an other-than temporary impairment based on its evaluation of available evidence as of April 30, 2009. The Company expects to receive the full principal and interest on all of these marketable securities.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	April 30, 2009	January 31, 2009
Deferred professional services costs	$12,243	$13,069
Prepaid expenses and other current assets	23,999	20,046

	$36,242	$33,115

Fixed Assets

Fixed assets consisted of the following (in thousands):

	April 30, 2009	January 31, 2009

Computers, equipment and software	$74,957	$65,864
Furniture and fixtures	14,024	13,096
Leasehold improvements	61,550	54,032

	150,531	132,992
Less accumulated depreciation and amortization	(62,052)	(55,965)

	$88,479	$77,027

Depreciation and amortization expense totaled $6.5 million and $5.4 million for the three months ended April 30, 2009 and 2008, respectively.

Fixed Assets at April 30, 2009 and January 31, 2009 included $16.2 million and $10.1 million, respectively, acquired under capital lease agreements. Accumulated amortization relating to equipment and software under capital leases totaled $5.5 million and $4.5 million, respectively, at April 30, 2009 and January 31, 2009. Amortization of assets under capital leases is included in deprecation and amortization expense.

Capitalized Software

Capitalized software consisted of the following (in thousands):

	April 30, 2009	January 31, 2009

Capitalized internal-use software development costs, net of accumulated amortization of $13,690 and $11,540, respectively	$18,427	$17,450
Acquired developed technology, net of accumulated amortization of $15,540 and $13,522, respectively	10,521	12,539

	$28,948	$29,989

Capitalized internal use software amortization expense totaled $2.2 million and $1.4 million for the three months ended April 30, 2009 and 2008, respectively. Acquired developed technology amortization expense for the three months ended April 30, 2009 and 2008, was $2.0 million and $1.3 million, respectively.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Other Assets

Other assets consisted of the following (in thousands):

	April 30, 2009	January 31, 2009
Deferred professional services costs, noncurrent portion	$4,204	$4,185
Long-term deposits	10,404	8,447
Purchased intangible assets, net of accumulated amortization of $3,414 and $2,573, respectively	8,837	9,679
Investments in privately-held companies	2,150	2,400
Other	5,992	5,416

	$31,587	$30,127

Purchased intangible assets amortization expense for the three months-ended April 30, 2009 and 2008, was $0.8 million and $0.1 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	April 30, 2009	January 31, 2009
Accrued compensation	$45,155	$74,355
Accrued other liabilities	42,441	39,886
Accrued other taxes payable	20,416	27,596
Accrued professional costs	4,773	3,950
Accrued rent	18,919	17,418

	$131,704	$163,205

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

Notes to Condensed Consolidated Financial Statements—(Continued)

In April 2006, the Company’s Board of Directors approved the 2006 Inducement Equity Incentive Plan (the “Inducement Plan”) that allows for stock option and other equity incentive grants to employees in connection with merger or acquisition activity. In March 2009, the Board of Directors amended the 2006 Inducement Plan to increase the share reserve by 300,000 shares to 700,000 shares total. As of April 30, 2009, there were 401,705 shares of common stock available for grant under the Inducement Plan.

On April 30, 2009, the 1999 Plan expired. Therefore, all remaining shares available expired.

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

Stock plan activity for the three months ended April 30, 2009 is as follows:

	Shares Available for Grant	Options Outstanding
		Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2009	4,191,642	14,917,520	$32.51
Increase in options authorized:
2004 Equity Incentive Plan	3,500,000	—	—
2006 Inducement Equity Incentive Plan	300,000	—	—
Options granted under all plans	(84,605)	84,605	29.47
Restricted stock unit activity	(19,662)	—	—
Stock grants to board members for board services and advisory board members	(12,550)	—	—
Exercised	—	(502,663)	18.24
1999 Plan shares expired	(67,491)	—	—
Cancelled	500,529	(500,529)	40.19

Balance as of April 30, 2009	8,307,863	13,998,933	$32.72	$184,121

Vested or expected to vest		13,378,662	$32.60	$177,180

Exercisable at April 30, 2009		6,348,991	$26.50	$114,432

The total intrinsic value of the options exercised during the three months ended April 30 2009 and 2008 were $8.5 million and $29.9 million, respectively. The intrinsic value is the difference of the current market value of the stock and the exercise price of the stock option.

The weighted-average remaining contractual life of vested and expected to vest options is approximately 4 years.

As of April 30, 2009, options to purchase 6,348,991 shares were vested at a weighted average exercise price of $26.50 per share and a remaining weighted-average remaining contractual life of approximately 4 years. The total intrinsic value of these vested options as of April 30, 2009 was $114.4 million.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table summarizes information about stock options outstanding as of April 30, 2009:

Range of Exercise Prices	Options Outstanding			Options Vested
	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.40 - $13.89	2,148,969	4.7	$7.76	2,147,633	$7.76
$14.39 to $25.19	1,070,000	5.8	19.97	978,781	19.67
$25.97	3,292,473	4.6	25.97	—	—
$27.20 to $36.34	2,259,294	3.3	31.86	1,300,676	32.04
$36.90 to $52.28	2,399,280	3.4	44.37	1,115,485	42.63
$52.43 to $52.76	2,076,717	3.6	52.56	705,050	52.55
$54.22 to $70.86	752,200	4.0	62.46	101,366	59.65

	13,998,933	4.1	$32.72	6,348,991	$26.50

Restricted stock unit activity for the three months ended April 30, 2009 is as follows:

	Restricted Stock Units Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2009	2,499,151	$0.001
Granted	96,779	$0.001
Issued	(179,407)	$0.001
Cancelled	(77,117)	$0.001

Balance as of April 30, 2009	2,339,406	$0.001	$100,150

Expected to vest	2,142,160		$91,706

The restricted stock units, which upon vesting entitles the holder to one share of common stock for each restricted stock unit, have an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and vest over 4 years.

Common Stock

The following shares of common stock are available for future issuance at April 30, 2009:

Options outstanding	13,998,933
Restricted stock units outstanding	2,339,406
Stock available for future grant:
2004 Equity Incentive Plan	7,211,158
2006 Inducement Equity Incentive Plan	401,705
2004 Employee Stock Purchase Plan	1,000,000
2004 Outside Directors Stock Plan	695,000

25,646,202

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

4. Commitments and Contingencies

Letters of Credit

As of April 30, 2009, the Company had a total of $9.3 million in letters of credit outstanding for office space in San Francisco, California, New York City, Singapore, Sweden, United Kingdom, Australia and Switzerland. These letters of credit renew annually and mature at various dates through October 2018.

Leases

The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates.

As of April 30, 2009, the future minimum lease payments under noncancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Period:
Remaining nine months in fiscal 2010	$5,053	$63,573
Fiscal 2011	7,058	62,336
Fiscal 2012	6,256	44,093
Fiscal 2013	528	34,863
Fiscal 2014	—	30,630
Thereafter	—	59,285

Total minimum lease payments	18,895	$294,780

Less: amount representing interest	(1,453)

Present value of capital lease obligations	$17,442

The Company’s agreements for the facilities and certain services provide the Company with the option to renew. The Company’s future contractual obligations would change if it were to exercise these options.

5. Legal Proceedings and Claims

The Company is involved in various legal proceedings and receives claims from time to time, arising in the normal course of its business activities, including claims for alleged infringement or violation of intellectual property rights. The Company received a notice from another company alleging that it was infringing upon certain of that company’s patents. No litigation or formal claim has been filed to date. The Company is analyzing the potential merits of the other company’s claims and the potential defenses to such claims. The Company intends to vigorously defend its interests in this matter. In management’s opinion, the resolution of this dispute, as well as other matters, is not expected to have a material adverse effect on the Company’s financial condition, but it could be material to the net income or cash flows of a particular quarter. This claim, or any claim of infringement or violation of intellectual property rights, with or without merit, could require the Company to change its technology, change its business practices, pay damages, enter into a licensing arrangement or take other actions that may result in additional costs or other actions that are detrimental to the Company’s business.

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

In addition to the resource sharing with the Foundation, the Company issued the Foundation warrants in August 2002 to purchase 500,000 shares of common stock. Through April 30, 2009, the Foundation exercised all of these warrants. As of April 30, 2009, the Foundation held 191,500 shares of salesforce.com common stock. The Foundation generates revenue by selling donated subscriptions of the Company’s service to certain non-profit organizations. Additionally, the Company has donated subscriptions to the Company’s service to other qualified non-profit organizations. The fair value of these donated subscriptions is in excess of $5.0 million per month. The Company plans to continue providing free subscriptions to qualified non-profit organizations through its relationship with the Foundation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our business strategy and our plan to build our business, the expenses associated with our data center capacity, our anticipated growth, trends in our business, new application service features, our strategy of acquiring or making investments in complementary companies, services and technologies, the effect of general economic and market conditions including sudden declines in the fair value of our investments in cash equivalents and marketable securities, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the potential availability of additional tax assets in the future and related matters, the impact of expensing stock options, the sufficiency of our capital resources, and our strategy to be the leading provider of CRM application services and the leading platform on which customers and partners build enterprise cloud computing applications, of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We provide a comprehensive Customer Relationship Management, or CRM, service to businesses of all sizes and industries worldwide and we provide a technology platform for customers and developers to build and run business applications. Approximately 59,300 customers worldwide use salesforce.com to manage their customer, sales and operational data.

We were founded in February 1999 and began offering our enterprise CRM application service in February 2000.

Our objective is to be the leading provider of CRM application services and to be the leading platform on which our customers and partners build enterprise cloud computing applications. Key elements of our strategy include:

•	Strengthening our existing CRM applications and extending into new functional areas within CRM;

•	Pursuing new customers and new territories aggressively;

•	Deepening relationships with our existing customer base;

•	Continuing to lead the industry transformation to cloud computing; and

•	Encouraging the development of third-party applications on our Force.com platform.

We believe the factors that will influence our ability to achieve our objectives include our prospective customers’ willingness to migrate to an enterprise cloud computing application service; the performance and security of our service; our ability to continue to release, and gain customer acceptance of new and improved features; successful customer adoption and utilization of our service; acceptance of our service in markets where we have few customers; increasing competition in our market and improved product offerings by existing and new competitors; the location of our data centers; third-party developers’ willingness to develop applications on our platform; and general economic conditions which could affect our customers’ ability and willingness to purchase additional or renew existing subscriptions to our application service, or delay the customers’ purchasing decisions and reduce the value and duration of new subscription contracts.

We anticipate revenue growth for our fiscal 2010 to be significantly lower than the 44 percent revenue growth in fiscal 2009. While our revenue and customer growth continues, we believe this lower revenue growth is primarily due to the weakened global economy which has led to a slowdown in information technology, or IT, spending. As a result of this, our incremental new business, which we define as orders for incremental applications or subscriptions from new or existing customers, during the three months ended April 30, 2009 was slightly below the level of new business during the same period a year ago. There were three main factors that affected new business. First, we are seeing longer sales cycles as customers are delaying purchasing decisions. Second, the initial average customer deployment sizes are smaller than in the past and third, our small and medium-size business customers are not adding subscriptions or upgrading their service levels at the same rate as in the past. Correspondingly, there was a lower demand for our professional services.

In response to the current economic environment and the slowdown in IT spending, we scaled back our hiring in the first quarter of fiscal 2010. We added only 41 employees compared to 258 employees during the same period a year ago. Our headcount as of April 30, 2009 was 3,607. We also reduced expenditures for customer events, internal meetings, travel and entertainment and outside contractors. However, as mentioned elsewhere in this report, we intend to continue to invest in expanding our data center capacity; increase our research and development activities and personnel in order to upgrade and extend our service offerings as well as to develop new services and technologies; expand our domestic and international selling and marketing activities; add additional distribution channels, particularly in international regions; expand the number of locations around the world where we conduct business; and add to our infrastructure in order to further scale our operations and increase productivity. Additionally, in our effort to further strengthen and extend our service offering, we may acquire or make investments in complementary companies, services and technologies.

Overall, we expect that our cost savings will improve our fiscal 2010 operating income performance as a percentage of revenues in comparison to fiscal 2009 as well as our earnings performance.

We expect marketing and sales costs, which were 46 percent of our total revenues for the three months ended April 30, 2009 and 50 percent for the same period a year ago, to continue to represent a substantial portion of total revenues in the future as we seek to add and manage more paying subscribers, and build brand awareness for salesforce.com and its services, and evangelize cloud computing.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2010, for example, refer to the fiscal year ended January 31, 2010.

Sources of Revenues

We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our enterprise cloud computing application service, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) related professional services and other revenues consisting primarily of training fees. Subscription and support revenues accounted for approximately 92 percent of our total revenues during the three months ended April 30, 2009. Subscription revenues are driven primarily by the number of paying subscribers of our service and the subscription price of our service. None of our customers accounted for more than 5 percent of our revenues during the three months ended April 30, 2009 and 2008.

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

Most of the subscription and support revenue we report each quarter is derived from the recognition of deferred revenue relating to subscription agreements entered into or renewed during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter will be fully reflected in the deferred revenue balance on our consolidated balance sheet and the revenue in that quarter, but will negatively affect our revenue in future quarters.

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

We recognize revenue in accordance with the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB 104, and Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21. In determining whether professional services can be accounted for separately from subscription and support revenues, we consider a number of factors, which are described in “Critical Accounting Policies and Estimates—Revenue Recognition” below. As we introduce new service offerings, we may not be able to establish objective and reliable evidence of fair value for these elements of our sales arrangements. As a result, when the professional services are sold together with subscription services that do not have objective and reliable evidence of fair value, the professional services fees cannot be accounted for separately, and the entire arrangement is accounted for as a single unit of accounting. In such situations, we recognize the entire arrangement fee ratably over the term of the subscription contract. Approximately 8 percent and 7 percent of our total deferred revenue as of April 30, 2009 and 2008 respectively, related to deferred professional services revenue.

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

The following table sets forth our accounts receivable and deferred revenue balances as of the end of each fiscal quarter:

(in thousands)	April 30, 2009
Fiscal 2010
Accounts receivable, net	$145,869
Deferred revenue, current and noncurrent	549,373

	April 30, 2008	July 31, 2008	October 31, 2008	January 31, 2009
Fiscal 2009
Accounts receivable, net	$143,909	$146,982	$157,680	$266,555
Deferred revenue, current and noncurrent	470,297	479,546	469,534	594,026

	April 30, 2007	July 31, 2007	October 31, 2007	January 31, 2008
Fiscal 2008
Accounts receivable, net	$105,013	$114,046	$121,961	$220,061
Deferred revenue, current and noncurrent	295,672	321,852	340,808	480,894

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

We intend to continue to invest additional resources in our enterprise cloud computing application service. The timing of these additional expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in a particular quarterly period. For example, we opened a data center in Singapore in fiscal 2010. We expect the annual cost to be significant.

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

We plan to continue to invest in marketing and sales by expanding our domestic and international selling and marketing activities, building brand awareness and sponsoring additional marketing events. We expect that in the future, marketing and sales expenses will increase in absolute dollars and continue to be our largest cost.

General and Administrative. General and administrative expenses consist of salaries and related expenses, including stock-based expenses, for finance and accounting, human resources and management information systems personnel, legal costs, professional fees, other corporate expenses and allocated overhead. We expect that in the future, general and administrative expenses will increase in absolute dollars as we incur additional employee related costs, professional fees and insurance costs related to the growth of our business and international expansion. However, we expect general and administrative costs as a percentage of total revenues will decrease in future years.

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

Joint Venture

In December 2000, we established a Japanese joint venture, Kabushiki Kaisha salesforce.com, with SunBridge, Inc., a Japanese corporation, to assist us with our sales efforts in Japan. As of April 30, 2009, we owned 72 percent of the joint venture. Because of this controlling interest, we consolidate the venture’s financial results, which are reflected in each revenue, cost of revenues and expense category in our consolidated statement of operations. We then record a noncontrolling interest, which reflects the noncontrolling investors’ interest in the venture’s results. Through April 30, 2009, the operating performance and liquidity requirements of the Japanese joint venture have not been significant. While we plan to expand our selling and marketing activities in Japan in order to add new customers, we believe the future operating performance and liquidity requirements of the Japanese joint venture will not be significant.

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

We believe that of our significant accounting policies, which are described in note 1 to our condensed consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our condensed consolidated financial condition and results of operations.

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations we defer the direct costs of the consulting arrangement and amortize those costs over the same time period as the consulting revenue is recognized. The deferred cost on our condensed consolidated balance sheet totaled $16.4 million at April 30, 2009 and $17.3 million at January 31, 2009. Such amounts are included in prepaid expenses and other current assets and other assets, net.

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

During the three months ended April 30, 2009, we deferred $10.9 million of commission expenditures and we amortized $15.0 million to sales expense. During the same period a year ago, we deferred $12.6 million of commission expenditures and we amortized $14.7 million to sales expense. Deferred commissions on our condensed consolidated balance sheet totaled $53.0 million at April 30, 2009 and $57.1 million at January 31, 2009.

Accounting for Stock-Based Awards. We account for share-based compensation under SFAS 123R. We recognize the fair value of our stock awards on a straight-line basis over the requisite service period of the award, which is the vesting term of four years.

We recognized stock-based expense of $21.7 million, or 7 percent of revenue, during the three months ended April 30, 2009. The requirement to expense stock-based awards will continue to materially reduce our reported results of operations. As of April 30, 2009, we had an aggregate of $235.1 million of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. We currently expect this stock compensation balance to be amortized as follows: $77.3 million during the remaining nine months of fiscal 2010; $82.6 million during fiscal 2011; $56.0 million during fiscal 2012; $19.1 million during fiscal 2013; and $0.1 during fiscal 2014. These amounts reflect only outstanding stock awards as of April 30, 2009 and assume no forfeiture activity. We expect to continue to issue share-based awards to our employees in future periods.

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

As of April 30, 2009, there were 2,339,406 restricted stock units outstanding. We plan to continue awarding restricted stock units to our employees in the future. The restricted stock units, which upon vesting entitles the holder to one share of common stock for each restricted stock unit, have an exercise price of $0.001 per share, which is equal to the par value of our common stock, and vest over 4 years. The fair value of the restricted stock units is based on our closing stock price on the date of grant, and compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period.

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

Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses arising from stock option compensation and the valuation of deferred tax assets and liabilities and changes in tax laws.

Results of Operations

The following tables set forth selected data for each of the periods indicated and are in thousands. All data is unaudited.

	Three months ended April 30,
	2009	2008
Revenues:
Subscription and support	$281,768	$225,341
Professional services and other	23,156	22,281

Total revenues	304,924	247,622

Cost of revenues:
Subscription and support	37,028	28,710
Professional services and other	24,772	22,588

Total cost of revenues	61,800	51,298

Gross profit	243,124	196,324
Operating expenses:
Research and development	31,584	19,767
Marketing and sales	138,267	122,704
General and administrative	43,150	38,432

Total operating expenses	213,001	180,903
Income from operations	30,123	15,421
Interest, net	4,322	6,722
Other income (expense)	371	(763)

Income before provision for income taxes and noncontrolling interest	34,816	21,380
Provision for income taxes	(15,823)	(10,311)

Consolidated net income	18,993	11,069
Less: net income attributable to noncontrolling interest	(557)	(1,514)

Net income attributable to salesforce.com	$18,436	$9,555

	As of
	April 30, 2009	January 31, 2009	April 30, 2008
Balance sheet data:
Cash, cash equivalents and marketable securities	$983,824	$882,565	$750,633
Deferred revenue, current and noncurrent	549,373	594,026	470,297

	Three months ended April 30,
	2009	2008
Revenues by geography:
Americas	$220,650	$178,371
Europe	51,602	45,164
Asia Pacific	32,672	24,087

	$304,924	$247,622

Cost of revenues and operating expenses include the following amounts related to stock-based awards.

	Three months ended April 30,
	2009	2008
Cost of revenues	$3,156	$2,675
Research and development	3,084	2,099
Marketing and sales	9,942	8,121
General and administrative	5,481	5,170

	$21,663	$18,065

The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Three months ended April 30,
	2009	2008
Revenues:
Subscription and support	92%	91%
Professional services and other	8	9

Total revenues	100	100

Cost of revenues:
Subscription and support	12	12
Professional services and other	8	9

Total cost of revenues	20	21

Gross profit	80	79
Operating expenses:
Research and development	10	8
Marketing and sales	46	50
General and administrative	14	15

Total operating expenses	70	73
Income from operations	10	6
Interest, net	1	3
Other income (expense)	—	—

Income before provision for income taxes and noncontrolling interest	11	9
Provision for income taxes	(5)	(4)

Consolidated net income	6	5
Less: net income attributable to noncontrolling interest	—	(1)

Net income attributable to salesforce.com	6%	4%

	Three months ended April 30,
	2009	2008
Revenues by geography:
Americas	72%	72%
Europe	17	18
Asia Pacific	11	10

	100%	100%

	Three months ended April 30,
	2009	2008
Stock-based expenses:
Cost of revenues	1%	1%
Research and development	1	1
Marketing and sales	3	3
General and administrative	2	2

	7%	7%

Overview of the Three Months Ended April 30, 2009

On February 1, 2009 we adopted the provisions of SFAS 160, Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51, which changed the financial statement presentation of our noncontrolling interest charges. For comparability purposes, we adjusted the presentation of fiscal 2009 results.

During the three months ended April 30, 2009, our net income attributable to salesforce.com was $18.4 million, which included $21.7 million of stock-based expenses, or 7 percent of total revenue. Net income attributable to salesforce.com during the same period a year ago was $9.6 million, which included $18.1 million of stock-based expenses, or 7 percent of total revenue.

Revenues during the three months ended April 30, 2009, were $304.9 million, an increase of 23 percent over the same period a year ago.

Our gross profit during the three months ended April 30, 2009, was $243.1 million, or 80 percent of revenues. Our operating income was $30.1 million and included stock-based expenses of $21.7 million. During the same period a year ago, we generated a gross profit of $196.3 million, or 79 percent of revenues, and had operating income of $15.4 million. Operating income for the three months ended April 30, 2008 included $18.1 million of stock-based expenses.

During the three months ended April 30, 2009, we generated $98.0 million of cash from operating activities, as compared to $83.8 million during the same period a year ago. At April 30, 2009, we had cash, cash equivalents and marketable securities of $983.8 million, as compared to $750.6 million at April 30, 2008, accounts receivable of $145.9 million at April 30, 2009, as compared to $143.9 million at April 30, 2008, and deferred revenue, current and noncurrent of $549.4 million at April 30, 2009, as compared to $470.3 million at April 30, 2008.

During the three months ended April 30, 2009, our total revenue increased by 23 percent over the same period a year ago, and we increased the total number of customers. Although we expect our business to grow, the weakened global economy has led to a slowdown in IT spending and is delaying prospective customers’ purchasing decisions, reducing the value of new subscription contracts and is affecting some of our existing customers’ ability and willingness to purchase additional or upgrade existing subscriptions. In response to the current economic environment, we have implemented and will continue to implement cost controls to deliver increased earnings performance. However, as described elsewhere in this report, we intend to continue to invest in, among other things, our enterprise application service.

Three Months Ended April 30, 2009 and 2008

Revenues.

	Three Months Ended April 30,		Variance
(In thousands)	2009	2008	Dollars	Percent
Subscription and support	$281,768	$225,341	$56,427	25%
Professional services and other	23,156	22,281	875	4%

Total revenues	$304,924	$247,622	$57,302	23%

Total revenues were $304.9 million for the three months ended April 30, 2009, compared to $247.6 million during the same period a year ago, an increase of $57.3 million, or 23 percent. Subscription and support revenues were $281.8 million, or 92 percent of total revenues, for the three months ended April 30, 2009, compared to $225.3 million, or 91 percent of total revenues, during the same period a year ago. The increase in subscription and support revenues was due primarily to an increased number of new customers, additional paying subscriptions from existing customers, and customers who have upgraded. Professional services and other revenues were $23.2 million, or 8 percent of total revenues, for the three months ended April 30, 2009, compared to $22.3 million, or 9 percent of total revenues, for the same period a year ago. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of paying subscriptions and customers.

Revenues in Europe and Asia Pacific accounted for $84.3 million, or 28 percent of total revenues, for the three months ended April 30, 2009, compared to $69.3 million, or 28 percent of total revenues, during the same period a year ago, an increase of $15.0 million, or 22 percent. The increase in revenues outside of the Americas was the result of our efforts to expand internationally. Additionally, the value of the U.S. dollar relative to foreign currencies negatively impacted total revenues for the three months ended April 30, 2009 as compared the same period year ago. The foreign currency impact compared to the same period a year ago was a decrease of $7.8 million. As part of our overall growth, we expect the percentage of our revenue generated in Europe and Asia Pacific to increase as a larger percentage of our total revenues world wide.

Cost of Revenues.

	Three Months Ended
	April 30,		Variance
(In thousands)	2009	2008	Dollars
Subscription and support	$37,028	$28,710	$8,318
Professional services and other	24,772	22,588	2,184

Total cost of revenues	$61,800	$51,298	$10,502

Percent of total revenues	20%	21%

Cost of revenues was $61.8 million, or 20 percent of total revenues, for three months ended April 30, 2009, compared to $51.3 million, or 21 percent of total revenues, for the same period a year ago, an increase of $10.5 million. The increase in absolute dollars was primarily due to an increase of $2.4 million in employee-related costs, an increase of $0.5 million in stock-based expenses, an increase of $2.3 million in service delivery costs, primarily due to our efforts in increasing data center capacity, an increase of $4.4 million in depreciation and amortization expenses of capitalized software, computer equipment and deferred professional services costs, an increase of $0.4 million in outside subcontractor and other service costs and an increase of $0.2 million in allocated overhead. The cost of the additional professional services headcount resulted in the cost of professional services and other revenues to be in excess of the related revenue for the three months ended April 30, 2009 by $1.6 million. This reduction was the result of reduced utilization of existing professional services staff caused by lowered customer demand. We expect the cost of professional services and other revenue to continue to be in excess of the related revenue during fiscal 2010. We plan to continue to make this investment since our professional services are primarily designed to accelerate the adoption and expanded use by our customers of our enterprise cloud computing application service.

Research and Development.

	Three Months Ended April 30,		Variance
(In thousands)	2009	2008	Dollars
Research and development	$31,584	$19,767	$11,817
Percent of total revenues	10%	8%

Research and development expenses were $31.6 million, or 10 percent of total revenues, during the three months ended April 30, 2009, compared to $19.8 million, or 8 percent of total revenues, during the same period a year ago, an increase of $11.8 million. The increase in absolute dollars was due to an increase of $9.0 million in employee-related costs, an increase of $1.0 million in stock-based expenses, and an increase in allocated overhead of $1.4 million. We increased our research and development headcount by 56 percent since April 30, 2008 in order to upgrade and extend our service offerings and develop new technologies.

Marketing and Sales.

	Three Months Ended April 30,		Variance
(In thousands)	2009	2008	Dollars
Marketing and sales	$138,267	$122,704	$15,563
Percent of total revenues	46%	50%

Marketing and sales expenses were $138.3 million, or 46 percent of total revenues, during the three months ended April 30, 2009, compared to $122.7 million, or 50 percent of total revenues, during the same period a year ago, an increase of $15.6 million. The increase in absolute dollars was primarily due to increases of $11.9 million in employee related costs, $1.8 million in stock-based expenses, $0.7 million of amortized purchased intangibles and $2.0 million in allocated overhead offset by a decrease of $1.3 million in advertising costs and marketing and event costs. Our marketing and sales headcount increased by 25 percent since April 30, 2008 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative.

	Three Months Ended April 30,		Variance
(In thousands)	2009	2008	Dollars
General and administrative	$43,150	$38,432	$4,718
Percent of total revenues	14%	15%

General and administrative expenses were $43.2 million, or 14 percent of total revenues, during the three months ended April 30, 2009, compared to $38.4 million, or 15 percent of total revenues, during the same period a year ago, an increase of $4.7 million. The increase was primarily due to increases in employee-related costs, stock-based expenses, infrastructure related costs, and professional and outside service costs. Our general and administrative headcount increased by 22 percent since April 30, 2008 as we added personnel to support our growth.

Operating Income.

	Three Months Ended April 30,		Variance
(In thousands)	2009	2008	Dollars
Operating income	$30,123	$15,421	$14,702
Percent of total revenues	10%	6%

Operating income during the three months ended April 30, 2009 was $30.1 million and included $21.7 million of stock-based expenses related to SFAS 123R. During the same period a year ago, operating income was $15.4 million and included $18.1 million of stock-based expenses.

Interest, Net.

	Three Months Ended April 30,		Variance
(In thousands)	2009	2008	Dollars
Interest, net	$4,322	$6,722	$(2,400)
Percent of total revenues	1%	3%

Interest, net consists of investment income on cash and marketable securities balances. Interest, net was $4.3 million during the three months ended April 30, 2009 and was $6.7 million during the same period a year ago. Due to the current decline in market interest rates since last year and our focus on capital preservation, investment income declined when compared to the same period in the previous year.

Other Income (expense).

	Three Months Ended April 30,		Variance
(In thousands)	2009	2008	Dollars
Other income (expense)	$371	$(763)	$1,134

Other income (expense) primarily consists of foreign currency transaction gains and losses. Other income (expense) increased due to realized and unrealized gains on foreign currency transactions for the three months ended April 30, 2009 when compared to the same period a year ago.

Provision for Income Taxes.

	Three Months Ended April 30,		Variance
(In thousands)	2009	2008	Dollars
Provision for income taxes	$(15,823)	$(10,311)	$(5,512)
Effective tax rate	45%	48%

Our effective tax rate for the three months ended April 30, 2009 was 45 percent compared to 48 percent for the same period a year ago. The decrease in our first quarter effective tax rate was attributed to a higher proportion of income in countries with lower income tax rates than the statutory tax rate.

In addition, on February 20, 2009, the State of California enacted several income tax law changes that will impact us beginning in fiscal year 2012. We revalued the anticipated future tax effects of certain temporary differences including stock based compensation and purchased intangibles in the current quarter. As a result, we recorded an income tax expense of $2.0 million. This unfavorable tax adjustment was offset by income tax benefits recorded as a result of various federal tax initiatives, including the research and development credits. This research tax credit provision previously expired on December 31, 2007 and was extended in the Emergency Economic Stabilization Act which was enacted in October 2008.

The total income tax benefit recognized in the accompanying condensed consolidated statement of operations related to SFAS 123R was $6.3 million for the three months ended April 30, 2009 as compared to $6.4 million for the same period a year ago. See Note 1 “Summary of Business and Significant Accounting Policies” for our reconciliation of income taxes at the statutory federal rate to the provision for income taxes.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS 157, Fair Value Measurements. This FSP states that a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity is an indication that transactions or quoted prices may not be determinative of fair value because there may be increased instances of transactions that are not orderly in such market conditions. Accordingly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. This FSP is effective for us beginning May 1, 2009. We do not expect the impact of the adoption of this FSP to be material on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which establishes a new method of recognizing and reporting other-than- temporary impairments of debt securities and requires additional disclosures related to debt and equity securities. This FSP does not change existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for us beginning May 1, 2009. We do not expect the impact of the adoption of this FSP to be material on our consolidated financial statements.

Liquidity and Capital Resources

At April 30, 2009, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $983.8 million, and accounts receivable of $145.9 million.

Net cash provided by operating activities was $98.0 million during the three months ended April 30, 2009 and $83.8 million during the same period a year ago. The improvement in cash flow was due primarily to the growth in our customer base and the associated increase in billings and collections. Cash provided by operating activities has historically been affected by: the amount of net income; sales of subscriptions, support and professional services; changes in working capital accounts, particularly in accounts receivable and deferred revenue due to the seasonal nature of our customer invoicing, changes in the average invoice duration, rate of renewals and the rate of new business growth; the timing of commission and bonus payments; collections from large enterprise customers; add-backs of non-cash expense items such as depreciation and amortization; and, the expense associated with stock-based awards.

Net cash used in investing activities was $256.1 million during the three months ended April 30, 2009 and $7.6 million during the same period a year ago. The net cash used in investing activities during the three months ended April 30, 2009 primarily related to the investment of operating cash balances and capital expenditures in leasehold improvements and the purchase of software licenses as we have expanded our infrastructure, number of offices around the world and work force.

Net cash provided by financing activities was $17.4 million during the three months ended April 30, 2009 and $24.2 million during the same period a year ago. Net cash provided by financing activities during the three months ended April 30, 2009 primarily consisted of $9.2 million of proceeds from the exercise of employee stock options and $9.4 million of excess tax benefits from employee stock plans.

Our cash, cash equivalents and marketable securities are comprised of corporate notes and obligations, U.S. agency obligations, time deposits, money market mutual funds, asset-backed securities, government obligations and an investment in The Reserve Primary Fund (“The Reserve Fund”), a money market mutual fund that suspended redemptions and is in the process of being liquidated.

As of April 30, 2009 our investment portfolio included $9.2 million invested in The Reserve Fund with an estimated fair value of $8.0 million. During fiscal 2009 we recorded a $1.2 million loss related to this decline in fair value that is considered other-than-temporary. While we believe we have the rights to the recovery of the entire $9.2 million investment, we cannot predict the ultimate amount that we will receive. Therefore, we have recorded the aforementioned other-than-temporary loss.

As of April 30, we have a total of $9.3 million in letters of credit outstanding in favor of our landlords for office space in San Francisco, California, New York City, Singapore, Sweden, United Kingdom, Australia and Switzerland. To date, no amounts have been drawn against the letters of credit, which renew annually and mature at various dates through October 2018.

We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. Additionally, we currently do not have a bank line of credit.

Our principal commitments consist of obligations under leases for office space and co-location facilities for data center capacity and the development and test data center, and computer equipment and furniture and fixtures. At April 30, 2009, the future non-cancelable minimum payments under these commitments were as follows:

	Capital Leases	Operating Leases
Fiscal Period:
Remaining nine months in fiscal 2010	$5,053	$63,573
Fiscal 2011	7,058	62,336
Fiscal 2012	6,256	44,093
Fiscal 2013	528	34,863
Fiscal 2014	—	30,630
Thereafter	—	59,285

Total minimum lease payments	18,895	$294,780

Less: amount representing interest	(1,453)

Present value of capital lease obligations	$17,442

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

Interest rate sensitivity

We had cash, cash equivalents and marketable securities totaling $983.8 million at April 30, 2009. These amounts were invested primarily in money market funds and instruments, corporate notes and bonds, government securities and other debt securities with credit ratings of at least triple B or better. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

We account for our investment instruments in accordance with SFAS No. 115, Accounting for Investments in Debt and Equity Securities. All of our cash and cash equivalents and marketable securities are treated as “available for sale” under SFAS No. 115. Our marketable securities include corporate notes and obligations, U.S. treasuries, U.S. agency obligations, asset-backed securities and money market mutual funds.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in the market value due to changes in interest rates. However because we classify our debt securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Our fixed-income portfolio is subject to interest rate risk. An immediate increase or decrease in interest rates of 100-basis points at April 30, 2009 could result in a $9.7 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

As previously discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” we have an investment in The Reserve Fund, a money market mutual fund. While we believe we have the rights to the recovery of our entire investment, we cannot predict the ultimate amount that we will receive.

At January 31, 2009, we had cash, cash equivalents and marketable securities totaling $882.6 million. The fixed-income portfolio was also subject to interest rate risk. Changes in interest rates of 100-basis points would have resulted in market value changes of $2.3 million.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS and CLAIMS

We are involved in various legal proceedings and receive claims from time to time, arising in the normal course of our business activities, including claims for alleged infringement or violation of intellectual property rights. We received a notice from another company alleging that we were infringing upon certain of that company’s patents. No litigation or formal claim has been filed to date. We are analyzing the potential merits of the other company’s claims and the potential defenses to such claims. We intend to vigorously defend our interests in this matter. In our opinion, the resolution of this dispute, as well as other matters, is not expected to have a material adverse effect on our financial condition, but it could be material to the net income or cash flows of a particular quarter. This claim, or any claim of infringement or violation of intellectual property rights, with or without merit, could require us to change our technology, change our business practices, pay damages, enter into a licensing arrangement or take other actions that may result in additional costs or other actions that are detrimental to our business.

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

We currently serve our customers from a third-party data center hosting facility located on the west coast of the United States and we plan to begin to serve some customers from a third-party data center hosting facility located on the east coast of the United States. Additionally, we plan to begin serving customers from a new data center hosting facility in Singapore in fiscal 2010. Any damage to, or failure of, our systems generally could result in interruptions in our service. As we continue to add capacity in our existing and future data centers, we may move or transfer data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Further, any damage to, or failure of, our systems generally could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

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

Our overall performance depends in part on worldwide economic conditions. The United States and other key international economies are currently undergoing a period of severe recession, characterized by falling demand for a variety of goods and services, restricted credit, going concern threats to financial institutions and major multi-national companies, poor liquidity, declining asset values, reduced corporate profitability, extreme volatility in credit, equity and foreign exchange markets and increased bankruptcies. These conditions affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our enterprise cloud computing application service, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts, or affect renewal rates, all of which could adversely affect our operating results. Companies that have competing products may reduce prices for competing products or services which could also reduce our average selling prices and harm our operating results.

Because we recognize revenue from subscriptions for our service over the term of the subscription, downturns or upturns in sales may not be immediately reflected in our operating results.

We generally recognize revenue from customers ratably over the terms of their subscription agreements, which are typically 12 to 24 months, although terms can range from one to 60 months. As a result, most of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter will be fully reflected in the deferred revenue balance on our consolidated balance sheet and the revenue in that quarter but will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect the changes in revenues. Accordingly, the effect of significant downturns in sales and market acceptance of our service, and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

If we experience significant fluctuations in our rate of anticipated growth and fail to balance our expenses with our revenue forecasts, our results could be harmed and our stock price may decline without advance notice.

Due to our evolving business model, the unpredictability of new markets that we enter and deteriorating general economic and financial market conditions, we may not be able to accurately forecast our rate of growth. We plan our expense levels and investment on estimates of future revenue and future anticipated rate of growth. We may not be able to adjust our spending quickly enough if the addition of new subscriptions or the renewal rate for existing subscriptions falls short of our expectations.

As a result, we expect that our revenues, operating results and cash flows may fluctuate significantly on a quarterly basis. Our recent revenue growth rates may not be sustainable and may decline in the future. We believe that period-to-period comparisons of our revenues, operating results and cash flows may not be meaningful and should not be relied upon as an indication of future performance.

We cannot accurately predict subscription renewal or upgrade rates and the impact these rates may have on our future revenue and operating results.

Our customers have no obligation to renew their subscriptions for our service after the expiration of their initial subscription period, which is typically 12 to 24 months, and in fact, some customers have elected not to renew. In addition, our customers may renew for fewer subscriptions or renew for shorter contract lengths. We cannot accurately predict renewal rates, particularly for our enterprise customers who purchase a large number of subscriptions under multi-year contracts. Our renewal rates may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with our service, customers’ ability to continue their operations and spending levels, decreases in the number of users at our customers and deteriorating general economic conditions. If our customers do not renew their subscriptions for our service or reduce the number of paying subscriptions at the time of renewal, our revenue will decline and our business will suffer.

Our future success also depends in part on our ability to sell additional features and services, more subscriptions or enhanced editions of our service to our current customers. This may also require increasingly sophisticated and costly sales efforts that are targeted at senior management. Similarly to renewal rates, the rate at which our customers purchase new or enhanced services depends on a number of factors, including general economic conditions. If our efforts to upsell to our customers are not successful, our business may suffer.

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

Our quarterly operating results are likely to fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Moreover, our stock price may be based on expectations of our future performance that may be unrealistic or that may not be met. Some of the important factors that could cause our revenues, operating results and cash flows to fluctuate from quarter to quarter include:

•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ requirements;

•	the renewal rates for our service;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	the number of new employees added;

•	changes in our pricing policies whether initiated by us or as a result of intense competition;

•	the cost, timing and management effort for the introduction of new features to our service;

•	the rate of expansion and productivity of our sales force;

•	the length of the sales cycle for our service;

•	new product and service introductions by our competitors;

•	our success in selling our service to large enterprises;

•	variations in the revenue mix of editions of our service;

•	technical difficulties or interruptions in our service;

•	expenses related to increasing our data center capacity and expanding our data centers domestically and internationally;

•	changes in foreign currency exchange rates;

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

•

general economic conditions could adversely affect either our customers’ ability or willingness to purchase additional subscriptions or upgrade their service, or delay a prospective customers’ purchasing decision, or reduce the value of new subscription contracts, or affect renewal rates, all of which could adversely affect our operating results;

•	timing of additional investments in our enterprise cloud computing application service and in our consulting service;

•	changes in deferred revenue balances due to the seasonal nature of our customer invoicing, changes in the average duration of our invoices, rate of renewals and the rate of new business growth;

•	regulatory compliance costs;

•	the timing of customer payments and payment defaults by customers;

•	costs associated with acquisitions of companies and technologies;

•	extraordinary expenses such as litigation or other dispute-related settlement payments;

•	the impact of new accounting pronouncements; and

•	the timing of stock awards to employees and the related adverse financial statement impact of having to expense those stock awards ratably over their 4 year vesting schedules.

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

Supporting our existing and growing customer base could strain our personnel resources and infrastructure, and if we are unable to scale our operations and increase productivity, we may not be able to successfully implement our business plan.

Since we were formed in 1999, we have experienced significant growth in our customer base, which has placed a strain on our management, administrative, operational and financial infrastructure. We anticipate that additional investments in our infrastructure and research and development spending will be required to scale our operations and increase productivity, to address the needs of our customers, to further develop and enhance our service, and to expand into new geographic areas.

Our success will depend in part upon the ability of our senior management to manage our projected growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed. To manage the expected domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. The additional investments we are making will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully scale our operations and increase productivity, we will be unable to execute our business plan.

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

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have received in the past, have recently received and may receive in the future, communications from third parties claiming that we have infringed on the intellectual property rights of others. In addition, we have been, and may in the future be, sued by third parties for alleged infringement of their proprietary rights. Our technologies may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming and expensive to resolve, could divert management attention from executing our business plan and could require us to pay monetary damages or enter into royalty or licensing agreements. In addition, many of our subscription agreements require us to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim. Any adverse determination related to intellectual property claims or litigation could prevent us from offering our service to others, could be material to our net income or cash flows of a particular quarter or could otherwise adversely affect our operating results.

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

Because competition for our target employees is intense, we may not be able to attract and retain the highly skilled employees we need to support our operations and increasing customer base.

In the technology industry, there is substantial and continuous competition for engineers with high levels of experience in designing, developing and managing software and Internet-related services, as well as competition for sales executives and operations personnel. We may not be successful in attracting and retaining qualified personnel. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If our stock price performs poorly, it may adversely affect our ability to retain highly skilled employees. In addition, since we expense all stock-based compensation, we may periodically change our stock compensation practices, which may include reducing the number of employees eligible for options or reducing the size of equity awards granted per employee. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

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

Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses arising from stock option compensation, the valuation of deferred tax assets and liabilities and changes in tax laws and accounting principles. Increases in our effective tax rate could materially affect our net results.

In addition, the Company and its subsidiaries are subject to income tax audits by many tax jurisdictions throughout the world. Although we believe our income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.

Natural disasters and other events beyond our control could materially adversely affect us.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, and could decrease demand for our services. The majority of our research and development activities, corporate headquarters, information technology systems, and other critical business operations, are located near major seismic faults in the San Francisco Bay Area. Because we do not carry earthquake insurance for direct quake-related losses, and significant recovery time could be required to resume operations, our financial condition and operating results could be materially adversely affected in the event of a major earthquake or catastrophic event.

Risks Related to Ownership of Our Common Stock

The trading price of our common stock is likely to be volatile and could subject us to litigation.

The trading prices of the securities of technology companies have been highly volatile. Accordingly, the trading price of our common stock has been and is likely to continue to be subject to wide fluctuations. For example, during the three months ended April 30, 2009, the trading price of our common stock has ranged from a closing price of $25.77 to $42.81 per share. Factors affecting the trading price of our common stock include:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibits

The Exhibits listed below are filed as part of this Form 10-Q.

Exhibit 3.1(1)	Amended and Restated Certificate of Incorporation of salesforce.com, inc.

Exhibit 3.2(2)	Amended and Restated Bylaws of salesforce.com, inc.

Exhibit 10.1*	2006 Inducement Equity Incentive Plan, as amended

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from the Company’s registration statement on Form S-1 (No. 333-111289) Amendment No. 3 as filed with the Securities and Exchange Commission on April 20, 2004.
(2)	Incorporated by reference from the Company’s Form 8-K as filed with the Securities and Exchange Commission on December 7, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 27, 2009

salesforce.com, inc.

/s/ Graham Smith
Graham Smith Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)