Form 10-Q
period 2009-07-31
SALESFORCE COM INC
filed 2009-08-25
CIK 1108524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2009

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

As of July 31, 2009, there were approximately 124.0 million shares of the Registrant’s Common Stock outstanding.

salesforce.com, inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

salesforce.com, inc.

Condensed Consolidated Balance Sheets

(in thousands)

	July 31, 2009	January 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$246,169	$483,834
Short-term marketable securities	173,957	213,769
Accounts receivable, net	168,842	266,555
Deferred commissions	36,370	39,384
Deferred income taxes	26,827	31,900
Prepaid expenses and other current assets	49,153	33,115

Total current assets	701,318	1,068,557
Marketable securities, noncurrent	610,280	184,962
Fixed assets, net	96,470	77,027
Deferred commissions, noncurrent	15,457	17,699
Deferred income taxes, noncurrent	29,865	26,589
Capitalized software, net	28,981	29,989
Goodwill	44,872	44,872
Other assets, net	29,284	30,127

Total assets	$1,556,527	$1,479,822

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,389	$16,379
Accrued expenses and other current liabilities	157,604	163,205
Income taxes payable	2,759	3,619
Deferred revenue	538,836	583,763

Total current liabilities	712,588	766,966
Income taxes payable, noncurrent	16,579	12,490
Long-term lease liabilities and other	14,796	7,616
Deferred revenue, noncurrent	10,174	10,263

Total liabilities	754,137	797,335

salesforce.com stockholders’ equity:
Common stock	124	123
Additional paid-in capital	727,533	648,724
Accumulated other comprehensive loss	(2,016)	(2,905)
Retained earnings	65,476	25,842

Total stockholders’ equity controlling interest	791,117	671,784
Total stockholders’ equity noncontrolling interest	11,273	10,703

Total stockholders’ equity	802,390	682,487

Total liabilities and stockholders’ equity	$1,556,527	$1,479,822

See accompanying Notes to Condensed Consolidated Financial Statements.

salesforce.com, inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended July 31,		Six months ended July 31,
	2009	2008	2009	2008
Revenues:
Subscription and support	$293,440	$239,720	$575,208	$465,061
Professional services and other	22,621	23,357	45,777	45,638

Total revenues	316,061	263,077	620,985	510,699
Cost of revenues (1):
Subscription and support	38,971	30,668	75,999	59,378
Professional services and other	23,525	23,423	48,297	46,011

Total cost of revenues	62,496	54,091	124,296	105,389

Gross profit	253,565	208,986	496,689	405,310
Operating expenses (1):
Research and development	31,103	24,033	62,687	43,800
Marketing and sales	146,214	130,774	284,481	253,478
General and administrative	46,759	38,081	89,909	76,513

Total operating expenses	224,076	192,888	437,077	373,791
Income from operations	29,489	16,098	59,612	31,519
Interest, net	7,454	6,708	11,776	13,430
Other expense	(1,072)	(840)	(701)	(1,603)

Income before provision for income taxes and noncontrolling interest	35,871	21,966	70,687	43,346
Provision for income taxes	(14,030)	(10,558)	(29,853)	(20,869)

Consolidated net income	21,841	11,408	40,834	22,477
Less: Net income attributable to noncontrolling interest	(643)	(1,412)	(1,200)	(2,926)

Net income attributable to salesforce.com	$21,198	$9,996	$39,634	$19,551

Earnings per share - basic and diluted:
Basic net income per share attributable to salesforce.com common shareholders	$0.17	$0.08	$0.32	$0.16
Diluted net income per share attributable to salesforce.com common shareholders	$0.17	$0.08	$0.31	$0.16
Shares used in computing basic net income per share	123,846	120,863	123,526	120,321
Shares used in computing diluted net income per share	126,566	125,626	125,894	125,091

(1) Amounts include stock-based expenses, as follows:

Cost of revenues	$3,171	$2,657	$6,327	$5,332
Research and development	2,950	2,259	6,034	4,358
Marketing and sales	9,317	8,749	19,259	16,870
General and administrative	5,439	5,219	10,920	10,389

See accompanying Notes to Condensed Consolidated Financial Statements.

salesforce.com, inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
Operating activities:
Consolidated net income	$21,841	$11,408	$40,834	$22,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,144	8,870	24,289	17,028
Amortization of deferred commissions	15,315	13,907	30,261	28,630
Expenses related to stock-based awards	20,877	18,884	42,540	36,949
Excess tax benefits from employee stock plans	(15,687)	(11,843)	(25,135)	(24,541)
Changes in assets and liabilities:
Accounts receivable, net	(22,816)	(3,073)	97,870	73,079
Deferred commissions	(14,136)	(14,232)	(25,005)	(26,882)
Prepaid expenses and other current assets	1,308	(978)	(1,819)	(6,093)
Other assets	2,683	1,738	(118)	2,514
Accounts payable	(2,368)	(5,507)	(2,990)	6,330
Accrued expenses and other current liabilities	27,057	24,652	8,120	8,764
Deferred revenue	(363)	9,249	(45,016)	(1,348)

Net cash provided by operating activities	45,855	53,075	143,831	136,907

Investing activities:
Purchases of marketable securities	(307,397)	(94,450)	(768,476)	(199,399)
Sales of marketable securities	129,475	25,942	317,266	57,531
Maturities of marketable securities	39,529	43,390	70,179	133,290
Capital expenditures	(19,328)	(13,036)	(32,756)	(37,213)

Net cash provided used in investing activities	(157,721)	(38,154)	(413,787)	(45,791)

Financing activities:
Proceeds from the exercise of stock options	5,139	22,525	14,307	34,010
Excess tax benefits from employee stock plans	15,687	11,843	25,135	24,541
Principal payments on capital lease obligations	(2,258)	—	(3,506)	(5)

Net cash provided by financing activities	18,568	34,368	35,936	58,546

Effect of exchange rate changes	(2,238)	(794)	(3,645)	(1,714)

Net (decrease) increase in cash and cash equivalents	(95,536)	48,495	(237,665)	147,948
Cash and cash equivalents, beginning of period	341,705	378,548	483,834	279,095

Cash and cash equivalents, end of period	$246,169	$427,043	$246,169	$427,043

Supplemental cash flow disclosure:
Cash paid during the period for:
Income taxes, net of tax refunds	$16,791	$1,178	$21,074	$5,415
Interest	285	16	492	133

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of July 31, 2009 and the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three and six months ended July 31, 2009 and 2008, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2009 was derived from the audited consolidated financial statements which are included in the Company’s Form 10-K for the fiscal year ended January 31, 2009, which was filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2009. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s fiscal 2009 Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, except as described below, and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of July 31, 2009, and its results of operations and its cash flows for the three and six months ended July 31, 2009 and 2008. All adjustments are of a normal recurring nature. The results for the three and six months ended July 31, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2010.

Effective February 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for any noncontrolling interest in a subsidiary (and for the deconsolidation of a subsidiary). SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of equity in the consolidated financial statements and requires disclosure, on the face of the consolidated statements of income, of the amounts of the consolidated net income attributable to the parent and to the noncontrolling interests.

Accordingly, noncontrolling interest of $11.3 million and $10.7 million as of July 31, 2009 and January 31, 2009, respectively, have been reflected in stockholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in the Company’s consolidated financial statements and notes thereto.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

The Company holds a controlling interest in Kabushiki Kaisha salesforce.com (“Salesforce Japan”), a Japanese joint venture. As of July 31, 2009, the Company owned a 72 percent interest in the joint venture.

Given the Company’s controlling interest in the joint venture, the accounts of the joint venture have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the noncontrolling investors’ interests in the net assets and operations of the joint venture to the extent of noncontrolling investors’ individual investments.

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

No customer accounted for more than 5 percent of accounts receivable at July 31, 2009 and January 31, 2009. No single customer accounted for 5 percent or more of total revenue in the three and six months ended July 31, 2009 and 2008, respectively.

As of July 31, 2009 and January 31, 2009, assets located outside the Americas were 14 percent of total assets.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Revenues by geographical region are as follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2009	2008	2009	2008
Americas	$226,008	$188,563	$446,658	$366,934
Europe	55,992	49,356	107,594	94,520
Asia Pacific	34,061	25,158	66,733	49,245

	$316,061	$263,077	$620,985	$510,699

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are at fair value.

Marketable Securities

Management determines the appropriate classification of investments in marketable securities at the time of purchase in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and reevaluates such determination at each balance sheet date. Except for the money market mutual fund described below, securities are classified as available for sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable such as quoted prices, interest rates and yield curves. Declines in fair value judged to be other-than temporary on securities available for sale are included as a component of interest, net. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of interest, net. In order to determine whether a decline in value is other-than temporary, the Company evaluates, among other factors, the duration and extent to which the fair value has been less than the carrying value, the Company’s financial condition and business outlook, including key operational and cash flow metrics, current market conditions and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value.

Fair Value Measurement

In accordance with SFAS No. 157, Fair Value Measurement (“SFAS 157”), the Company measures its cash equivalents, marketable securities and foreign currency derivative contracts at fair value. A majority of the Company’s cash equivalents and its marketable securities are classified within Level 1 or Level 2, which are described below. This is because the Company’s cash equivalents and marketable securities are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

A portion of the Company’s money market mutual funds are classified within Level 3, described below, because they are invested in The Reserve Primary Fund (“The Reserve Fund”). At July 31, 2009 the Company’s investment portfolio included $9.2 million invested in The Reserve Fund with an estimated fair value of $8.0 million. During the year ended January 31, 2009, the Company recorded a $1.2 million loss related to this decline in fair value that is considered other-than-temporary.

On February 26, 2009, The Reserve Fund announced its decision to initially set aside $3.5 billion in a special reserve under the plan of liquidation, to cover potential liabilities for damages and associated expenses

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

related to lawsuits and regulatory actions against the fund. The special reserve may be increased or decreased as further information becomes available. As a result, pursuant to the liquidation plan, interim distributions will continue to be made up to 91.72 percent, unless The Reserve Fund determines a need to increase the special reserve. Amounts in the special reserve will be distributed to shareholders once claims, if any are successful, and the related expenses have been paid or set aside for payment. The determination of the total redemption to the Company is subject to the distribution available to all investors of the fund. While the Company believes it has the right to recover its entire remaining investment, the Company cannot predict the ultimate amount it will receive.

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

The Company conducted its fair value assessment of The Reserve Fund using Level 3 inputs. Management has reviewed the Reserve’s underlying securities portfolio which is substantially comprised of discount notes, certificates of deposit and commercial paper issued by highly-rated institutions. Management also evaluated the fair value of its ownership in The Reserve Fund, considering risk of extended timing and other factors. The assumption of timing for the actual repayment of the Company’s ownership from The Reserve Fund is inherently subjective and involves significant management judgment. For the Company’s investments in privately-held companies, management evaluated financial results, earnings trends, and subsequent financing of these companies, as well as general market conditions, to determine fair value. As a result, the Company classified its ownership in The Reserve Fund and investments in privately-held companies within Level 3 of the fair value hierarchy.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of July 31, 2009 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of July 31, 2009
Cash equivalents (1):
Time deposits	$322	$—	$—	$322
Money market mutual funds	133,937	—	—	133,937
Corporate notes and obligations	—	19,923	—	19,923
Marketable securities:
Corporate notes and obligations	—	476,321	—	476,321
Government obligations	—	5,566	—	5,566
U.S. treasury securities	71,113	—	—	71,113
U.S. agency obligations	—	127,589	—	127,589
Mortgage backed securities	—	25,525	—	25,525
Collateralized mortgage obligations	—	67,599	—	67,599
Municipal securities	—	2,538	—	2,538
Money market mutual fund	—	—	7,986	7,986
Foreign currency derivative contracts (2)	—	246	—	246
Investments in privately-held companies (3)	—	—	2,700	2,700

Total Assets	$205,372	$725,307	$10,686	$941,365

Liabilities
Foreign currency derivative contracts (4)	$—	$985	$—	$985

Total Liabilities	$—	$985	$—	$985

(1)	Included in “cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheet as of July 31, 2009, in addition to $91,987 of cash.
(2)	Included in “prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheet as of July 31, 2009.
(3)	Included in “other assets, net” in the accompanying Condensed Consolidated Balance Sheet as of July 31, 2009.
(4)	Included in “accrued expenses and other current liabilities” in the accompanying Condensed Consolidated Balance Sheet as of July 31, 2009.

The following table presents the Company’s assets measured at fair value using significant unobservable inputs (Level 3) at July 31 2009. These assets consist of the Company’s investment in The Reserve Fund and investments in privately-held companies (in thousands):

Balance at February 1, 2009	$20,694
Additions to Level 3	700
Realized loss included in Other (expense)	(400)
Redemptions	(10,308)

Balance at July 31, 2009	$10,686

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

Derivative Financial Instruments

The Company enters into foreign currency derivative contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company uses forward currency derivative contracts to minimize the Company’s exposure of balances denominated in Euros, Swiss francs, Australian dollars, Singapore dollars, Japanese yen and British pounds. The Company’s program is not designated for trading or speculative purposes. As of July 31, 2009 the foreign currency derivative contracts that were not settled are recorded at fair value on the condensed consolidated balance sheet.

The Company’s foreign currency derivative contracts, which are not designated as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. Foreign currency derivative contracts are marked-to-market at the end of each reporting period with gains and losses recognized as other income (expense) to offset the gains or losses resulting from the settlement or remeasurement of the underlying foreign currency denominated receivables and payables. While the contract or notional amount is often used to express the volume of foreign currency derivative contracts, the amounts potentially subject to

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of the Company to the counterparties.

Details on outstanding foreign currency derivative contracts related primarily to intercompany receivables and payables are presented below (in thousands):

	July 31, 2009	January 31, 2009
Notional amount of foreign currency derivative contracts	$49,541	$158,704
Fair value of foreign currency derivative contracts	(739)	(1,004)

Effective February 1, 2009, the Company adopted the disclosure requirements of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133 (“SFAS 161”). At July 31, 2009 and January 31, 2009, the fair values of our outstanding derivative instruments are summarized below (in thousands):

	Balance Sheet Location	Fair Value of Derivative Instruments
		As of July 31, 2009	As of January 31, 2009
Derivative Assets
Derivatives not designated as hedging instruments under SFAS 133:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$246	$1,054

Derivative Liabilities
Derivatives not designated as hedging instruments under SFAS 133:
Foreign currency derivative contracts	Accrued expenses and other current liabilities	$985	$2,058

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The effect of the derivative instruments not designated as hedging instruments on the Condensed Statements of Operations for the three and six months ended July 31, 2009 and July 31, 2008, respectively are summarized below (in thousands):

Derivatives Not Designated as Hedging Instruments under SFAS 133	Losses Recognized in Income on Derivative Instruments
	Location	Three months ended July 31,
		2009	2008
Foreign currency derivative contracts	Other expense	$(739)	$—

Derivatives Not Designated as Hedging Instruments under SFAS 133	Losses Recognized in Income on Derivative Instruments
	Location	Six months ended July 31,
		2009	2008
Foreign currency derivative contracts	Other expense	$(664)	$—

Interest, net

The components of Interest, net are presented below (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2009	2008	2009	2008
Interest income	$5,585	$6,706	$9,851	$13,622
Realized gains	2,117	159	3,186	296
Realized losses	(248)	(157)	(1,261)	(488)

	$7,454	$6,708	$11,776	$13,430

Comprehensive Income

Comprehensive income consists of net income and accumulated other comprehensive income, which includes certain changes in equity that are excluded from net income. Specifically, cumulative foreign currency translation adjustments and unrealized gains and losses on marketable securities, net of tax, are included in accumulated other comprehensive income. Accumulated other comprehensive income has been reflected in stockholders’ equity.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Comprehensive income consisted of the following (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2009	2008	2009	2008
Consolidated net income	$21,841	$11,408	$40,834	$22,477
Less: net income attributable to noncontrolling interest	(643)	(1,412)	(1,200)	(2,926)
Translation and other adjustments	(1,690)	(246)	(3,585)	(181)
Unrealized gain (loss) on marketable securities	3,724	(299)	4,474	(1,731)

Comprehensive income attributable to salesforce.com	$23,232	$9,451	$40,523	$17,639

The components of accumulated other comprehensive loss were as follows (in thousands):

	July 31, 2009	January 31, 2009
Foreign currency translation and other adjustments	$(7,851)	$(3,957)
Net unrealized gain on marketable securities and cash equivalents	5,835	1,052

	$(2,016)	$(2,905)

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

A reconciliation of the denominator used in the calculation of basic and diluted net income per share attributable to salesforce.com is as follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2009	2008	2009	2008
Numerator:
Net income attributable to salesforce.com	$21,198	$9,996	$39,634	$19,551
Denominator:
Weighted-average shares outstanding for basic earnings per share	123,846	120,863	123,526	120,321
Effect of dilutive securities:
Employee stock awards	2,720	4,763	2,368	4,770

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	126,566	125,626	125,894	125,091

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact. The dilutive securities are excluded when, for example, their exercise prices, unrecognized compensation and tax benefits are greater than the average fair values of the Company’s common stock (in thousands).

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

	Three months ended July 31,		Six months ended July 31,
	2009	2008	2009	2008
Stock awards	4,658	3,256	6,026	3,154

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

The total income tax benefit recognized in the accompanying condensed consolidated statements of operations related to SFAS 123R was $15.0 million and $13.0 million for the six months ended July 31, 2009 and 2008, respectively.

A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes included in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Six months ended July 31,
	2009	2008
U.S. federal taxes at statutory rate	$24,740	$15,171
State, net of the federal benefit	3,701	2,468
Foreign losses providing no benefit	—	2,112
Foreign taxes in excess of the U.S. statutory rate	2,370	1,579
Tax credits	(2,693)	(1,119)
Non-deductible expenses	492	407
Impact of tax law changes	2,222	—
Domestic manufacturing deduction	(1,339)	—
Taxes relating to noncontrolling interest	(629)	—
Other, net	989	251

	$29,853	$20,869

The Company records liabilities related to uncertain tax positions in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. There were no material changes to the Company’s unrecognized tax benefits for the six months ended July 31, 2009.

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

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, the Company considers the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, the Company recognizes the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations, the Company defers only the direct costs of the consulting arrangement and amortizes those costs over the same time period as the consulting revenue is recognized. As of July 31, 2009 and January 31, 2009, the deferred cost on the accompanying condensed consolidated balance sheet totaled $16.3 million and $17.3 million, respectively. These deferred costs are included in prepaid expenses and other current assets and other assets.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Deferred Revenue

Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s subscription service described above and is recognized as the revenue recognition criteria are met. The Company generally invoices its customers in annual or quarterly installments. Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Deferred revenue also includes certain deferred professional services fees which are recognized as revenue ratably over the subscription contract term. The Company defers the professional service fees in situations where the professional services and subscription contracts are accounted for as a single unit of accounting. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. Approximately 7 percent of total deferred revenue as of July 31, 2009 and January 31, 2009 related to deferred professional services revenue.

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

Accounting for Stock-Based Compensation

The Company accounts for its employee stock-based compensation pursuant to SFAS No. 123R, Share-Based Payment (“SFAS 123R”). The Company recognizes share-based expenses on a straight-line over the requisite service period of the awards, which is the vesting term of four years. Stock-based expenses pursuant to SFAS 123R are recognized net of estimated forfeiture activity.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three months ended July 31,		Six months ended July 31,
	2009	2008	2009	2008
Volatility	52%	47%	52-60%	47%
Weighted-average estimated life	4 years	4 years	4 years	4 years
Weighted-average risk-free interest rate	2.09-2.39%	2.82-3.08%	1.78-2.39%	2.24-3.08%
Dividend yield	—	—	—	—
Weighted-average fair value per share of grants	$16.66	$27.01	$15.83	$22.91

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

During the three months ended July 31, 2009 and 2008, the Company capitalized $0.7 million and $0.5 million, respectively, of stock based expenses related to capitalized internal-use software development and deferred professional services costs and $1.1 million and $1.0 million for the six months ended July 31, 2009 and 2008, respectively.

During the six months ended July 31, 2009, the Company recognized stock-based expense of $42.5 million. As of July 31, 2009, the aggregate stock compensation remaining to be amortized to costs and expenses was $212.1 million. The Company expects this stock compensation balance to be amortized as follows: $51.0 million during the remaining six months of fiscal 2010; $83.6 million during fiscal 2011; $56.9 million during fiscal 2012; $20.1 million during fiscal 2013 and $0.5 million during fiscal 2014. The expected amortization reflects only outstanding stock awards as of July 31, 2009 and assumes no forfeiture activity. The Company expects to continue to issue share-based awards to its employees in future periods.

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

Subsequent Events

The Company evaluated subsequent events through August 25, 2009, the date this Quarterly Report on Form 10-Q was filed with the SEC.

During the three months ended July 31, 2009, the Company adopted SFAS No. 165, Subsequent Events (“SFAS 165”), which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and whether that evaluation date represents the date the financial statements were issued or were available to be issued. The adoption of SFAS 165 did not have any impact on the Company’s consolidated financial statements.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

2. Balance Sheet Accounts

Marketable Securities

At July 31, 2009, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$467,400	$9,077	$(156)	$476,321
U.S. agency obligations	126,959	702	(72)	127,589
U.S. treasury securities	71,280	190	(357)	71,113
Collateralized mortgage obligations	67,416	288	(105)	67,599
Mortgage backed securities	25,423	128	(26)	25,525
Government obligations	5,515	51	—	5,566
Municipal securities	2,517	21	—	2,538
Money market mutual fund (see Note 1)	7,986	—	—	7,986

	$774,496	$10,457	$(716)	$784,237

At January 31, 2009, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$215,297	$1,173	$(1,330)	$215,140
Money market mutual fund (see Note 1)	18,294	—	—	18,294
U.S. agency obligations	163,584	1,721	(8)	165,297

	$397,175	$2,894	$(1,338)	$398,731

	July 31, 2009	January 31, 2009
Recorded as follows (in thousands):
Short-term (due in one year or less)	$173,957	$213,769
Long-term (greater than one year)	610,280	184,962

	$784,237	$398,731

As of July 31, 2009, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$33,534	$(100)	$6,467	$(56)	$40,001	$(156)
Collateralized mortgage obligations	26,262	(105)	—	—	26,262	(105)
Mortgage backed securities	9,450	(26)	—	—	9,450	(26)
U.S. treasury securities	11,033	(357)	—	—	11,033	(357)
U.S. agency obligations	17,298	(72)	—	—	17,298	(72)

	$97,577	$(660)	$6,467	$(56)	$104,044	$(716)

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The unrealized losses are substantially attributable to changes in interest rates. The unrealized loss for each of these fixed rate investments ranged from less than $1,000 to $357,000. The Company does not believe any of the unrealized losses represent an other-than temporary impairment based on its evaluation of available evidence as of July 31, 2009. The Company expects to receive the full principal and interest on all of these marketable securities.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	July 31, 2009	January 31, 2009
Deferred professional services costs	$12,036	$13,069
Prepaid income taxes	14,231	12
Prepaid expenses and other current assets	22,886	20,034

	$49,153	$33,115

Fixed Assets

Fixed assets consisted of the following (in thousands):

	July 31, 2009	January 31, 2009
Computers, equipment and software	$80,261	$65,864
Furniture and fixtures	17,324	13,096
Leasehold improvements	68,479	54,032

	166,064	132,992
Less accumulated depreciation and amortization	(69,594)	(55,965)

	$96,470	$77,027

Depreciation and amortization expense totaled $7.5 million and $4.9 million for the three months ended July 31, 2009 and 2008, respectively, and $14.1 million and $9.5 million for the six months ended July 31, 2009 and 2008, respectively.

Fixed assets at July 31, 2009 and January 31, 2009 included $17.8 million and $10.1 million, respectively, acquired under capital lease agreements. Accumulated amortization relating to equipment and software under capital leases totaled $7.0 million and $4.5 million at July 31, 2009 and January 31, 2009, respectively.

Amortization of assets under capital leases is included in depreciation and amortization expense.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Capitalized Software

Capitalized software consisted of the following (in thousands):

	July 31, 2009	January 31, 2009
Capitalized internal-use software development costs, net of accumulated amortization of $16,018 and $11,540, respectively	$20,156	$17,450
Acquired developed technology, net of accumulated amortization of $17,236 and $13,522, respectively	8,825	12,539

	$28,981	$29,989

Capitalized internal use software amortization expense totaled $ 2.3 million and $1.6 million for the three months ended July 31, 2009 and 2008, respectively. Acquired developed technology amortization expense for the three months ended July 31, 2009 and 2008, was $1.7 million and $1.4 million, respectively. Capitalized internal use software amortization expense totaled $4.5 million and $2.9 million for the six months ended July 31, 2009 and 2008, respectively. Acquired developed technology amortization expense for the six months ended July 31, 2009 and 2008 was $3.7 million and $2.7 million, respectively.

Other Assets

Other assets consisted of the following (in thousands):

	July 31, 2009	January 31, 2009
Deferred professional services costs, noncurrent portion	$4,269	$4,185
Long-term deposits	10,491	8,447
Purchased intangible assets, net of accumulated amortization of $4,217 and $2,573, respectively	8,034	9,679
Investments in privately-held companies	2,700	2,400
Other	3,790	5,416

	$29,284	$30,127

Purchased intangible assets amortization expense for the three months ended July 31, 2009 and 2008, was $0.8 million and $0.1 million, respectively and for the six months ended July 31, 2009 and 2008 was $1.6 million and $0.3 million respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	July 31, 2009	January 31, 2009
Accrued compensation	$63,372	$74,355
Accrued other liabilities	49,866	39,886
Accrued other taxes payable	19,445	27,596
Accrued professional costs	5,996	3,950
Accrued rent	18,925	17,418

	$157,604	$163,205

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

3. Stockholders’ Equity

Stock Options Issued to Employees

The 1999 Stock Option Plan (the “1999 Plan”) provides for the issuance of incentive and non-statutory options to employees and nonemployees of the Company. On April 30, 2009, the 1999 Plan expired. Therefore, all remaining shares available expired. The Company also maintains the 2004 Equity Incentive Plan, 2004 Employee Stock Purchase Plan and the 2004 Outside Directors Stock Plan. These plans, other than the 1999 Plan and the 2004 Outside Directors Stock Plan, provide for annual automatic increases on February 1 to the shares reserved for issuance based on the lesser of (i) a specific percentage of the total number of shares outstanding at year end; (ii) a fixed number of shares; or (iii) a lesser number of shares set by the Company’s Board of Directors, all as specified in the respective plans.

On February 1, 2009, 3.5 million additional shares were reserved under the 2004 Equity Incentive Plan pursuant to the automatic increase. The 2004 Employee Stock Purchase Plan will not be implemented unless and until the Company’s Board of Directors authorizes the commencement of one or more offerings under the plan. No offering periods have been authorized to date.

In April 2006, the Company’s Board of Directors approved the 2006 Inducement Equity Incentive Plan (the “Inducement Plan”) that allows for stock option and other equity incentive grants to employees in connection with merger or acquisition activity. In March 2009, the Board of Directors amended the Inducement Plan to increase the share reserve by 300,000 shares to 700,000 shares in total. As of July 31, 2009, there were 412,305 shares of common stock available for grant under the Inducement Plan.

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

Stock plan activity for the six months ended July 31, 2009 is as follows:

	Shares Available for Grant	Options Outstanding
		Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2009	4,191,642	14,917,520	$32.51
Increase in options authorized:
2004 Equity Incentive Plan	3,500,000	—	—
Inducement Plan	300,000	—	—
Options granted under all plans	(273,305)	273,305	36.07
Restricted stock unit activity	24,311	—	—
Stock grants to board members for board services and advisory board members	(24,800)	—	—
Exercised	—	(755,852)	18.93
1999 Plan shares expired	(117,709)	—	—
Cancelled	718,771	(718,771)	41.25

Balance as of July 31, 2009	8,318,910	13,716,202	$32.87	$183,160

Vested or expected to vest		13,322,529	$32.74	$179,128

Exercisable at July 31, 2009		6,647,657	$28.16	$114,695

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The total intrinsic value of the options exercised during the six months ended July 31, 2009 and 2008 were $13.5 million and $85.8 million, respectively. The intrinsic value is the difference between the current market value of the stock and the exercise price of the stock option.

The weighted-average remaining contractual life of vested and expected to vest options is approximately 4 years.

As of July 31, 2009, options to purchase 6,647,657 shares were vested at a weighted average exercise price of $28.16 per share and a remaining weighted-average remaining contractual life of approximately 4 years. The total intrinsic value of these vested options as of July 31, 2009 was $114.7 million.

The following table summarizes information about stock options outstanding as of July 31, 2009:

	Options Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.40 - 13.89	2,064,608	4.4	$7.78	2,063,753	$7.78
$14.39 to 25.19	996,077	5.6	20.00	963,899	19.86
$25.97	3,239,708	4.3	25.97	—	—
$27.20 to 36.34	2,161,972	3.1	31.91	1,385,271	32.13
$36.90 to 52.28	2,524,359	3.3	44.03	1,238,494	42.82
$52.43 to 52.76	2,008,793	3.4	52.56	795,394	52.55
$54.22 to 70.86	720,685	3.7	62.36	200,846	62.98

	13,716,202	3.9	$32.87	6,647,657	$28.16

Restricted stock unit activity for the six months ended July 31, 2009 is as follows:

	Restricted Stock Units Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2009	2,499,151	$0.001
Granted	112,343	$0.001
Issued	(346,222)	$0.001
Cancelled	(136,654)	$0.001

Balance as of July 31, 2009	2,128,618	$0.001	$92,254

Expected to vest	1,979,844		$85,806

The restricted stock units, which upon vesting entitles the holder to one share of common stock for each restricted stock unit, have an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and vest over 4 years.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Common Stock

The following shares of common stock are available for future issuance at July 31, 2009:

Options outstanding	13,716,202
Restricted stock units outstanding	2,128,618
Stock available for future grant:
2004 Equity Incentive Plan	7,223,605
2006 Inducement Equity Incentive Plan	412,305
2004 Employee Stock Purchase Plan	1,000,000
2004 Outside Directors Stock Plan	683,000

25,163,730

4. Commitments

Letters of Credit

As of July 31, 2009, the Company had a total of $10.4 million in letters of credit outstanding for office space in San Francisco, California, New York City, Singapore, Sweden, United Kingdom, Australia and Switzerland. These letters of credit renew annually and mature at various dates through October 2018.

Leases

The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates.

As of July 31, 2009, the future minimum lease payments under noncancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Period:
Remaining six months in fiscal 2010	$4,287	$44,741
Fiscal 2011	7,600	66,769
Fiscal 2012	6,745	47,430
Fiscal 2013	632	36,402
Fiscal 2014	—	30,939
Thereafter	—	61,300

Total minimum lease payments	19,264	$287,581

Less: amount representing interest	(1,350)

Present value of capital lease obligations	$17,914

The Company’s agreements for the facilities and certain services provide the Company with the option to renew. The Company’s future contractual obligations would change if it were to exercise these options.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

5. Legal Proceedings and Claims

The Company is involved in various legal proceedings and receives claims from time to time, arising from the normal course of business activities. In the Company’s opinion, resolution of these matters is not expected to have a material adverse impact on its consolidated results of operations, cash flows or its financial position.

During fiscal 2009, the Company received a notice from a company alleging that the Company was infringing upon certain of that company’s patents. No litigation has been filed to date. The Company continues to analyze the potential merits of the other company’s claims, the potential defenses to such claims and potential counter claims. The Company intends to vigorously defend its interests in this matter and is uncertain as to when this matter will be resolved. In the Company’s opinion, the resolution of this dispute is not expected to have a material adverse effect on its financial condition, but it could be material to the net income or cash flows of a particular quarter. This claim, or any claim of infringement or violation of intellectual property rights, with or without merit, could require the Company to change its technology, change its business practices, pay damages, enter into a licensing arrangement or take other actions that may result in additional costs or other actions that are detrimental to its business.

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

In addition to the resource sharing with the Foundation, the Company issued the Foundation warrants in August 2002 to purchase 500,000 shares of common stock. The Foundation has exercised all of these warrants. As of July 31, 2009, the Foundation held 158,500 shares of salesforce.com common stock. Additionally, the Company has donated subscriptions to the Company’s service to other qualified non-profit organizations. The fair value of these donated subscriptions is in excess of $5.0 million per month. The Company plans to continue providing free subscriptions to qualified non-profit organizations through its relationship with the Foundation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our business strategy and our plan to build our business, our service performance and security, the expenses associated with our data center capacity, our operating results, our anticipated growth, trends in our business, new application service features, our strategy of acquiring or making investments in complementary companies, services and technologies, the effect of general economic and market conditions including sudden declines in the fair value of our investments in cash equivalents and marketable securities, our ability to protect our intellectual property rights, our ability to develop our brands, the effect of evolving government regulations, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the potential availability of additional tax assets in the future and related matters, the impact of expensing stock options, the sufficiency of our capital resources, and our strategy to be the leading provider of CRM application services and the leading platform on which customers and partners build enterprise cloud computing applications, of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We provide a comprehensive Customer Relationship Management, or CRM, service to businesses of all sizes and industries worldwide and we provide a technology platform for customers and developers to build and run business applications. Approximately 63,200 customers worldwide use salesforce.com to manage their customer, sales and operational data.

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

We anticipate revenue growth for our fiscal 2010 to be significantly lower than the 44 percent annual revenue growth in fiscal 2009. While our revenue and customer growth continues, we believe this lower revenue growth is primarily due to the weakened global economy which has led to a slowdown in information technology, or IT, spending. As a result of this, our new business, which we define as orders for incremental or upgraded applications or subscriptions from new or existing customers, during the six months ended July 31, 2009 was slightly below the level of new business during the same period a year ago. There were three main factors that affected new business. First, we are seeing longer sales cycles as customers are delaying purchasing decisions. Second, the initial average customer deployment sizes are smaller than in the past and third, our customers are not adding subscriptions or upgrading their service levels at the same rate as in the past. Correspondingly, there was a lower demand for our professional services. Additionally, our subscription renewal rates, particularly for our small and medium-size business customers, is slightly below the renewal rates we experienced in previous years. We are seeing some customers electing not to renew and some customers renewing for fewer subscriptions. We believe this is caused by a number of factors such as our customers ability to continue their operations and spending levels.

In response to the current economic environment and the slowdown in IT spending, we scaled back our hiring in the first six months of fiscal 2010. We added only 87 employees compared to 440 employees during the same period a year ago. Our headcount as of July 31, 2009 was 3,653. We also reduced expenditures for customer events, internal meetings, travel and entertainment and outside contractors. However, as mentioned elsewhere in this report, we intend to continue to invest in expanding our data center capacity; increase our research and development activities and personnel in order to upgrade and extend our service offerings as well as to develop new services and technologies; expand our domestic and international selling and marketing activities; add additional distribution channels, particularly in international regions; expand the number of locations around the world where we conduct business; and add to our infrastructure in order to further scale our operations and increase productivity. Additionally, in our effort to further strengthen and extend our service offering, we may acquire or make investments in complementary companies, services and technologies.

Overall, we expect that our cost management will improve our fiscal 2010 operating income performance as a percentage of revenues in comparison to fiscal 2009 as well as our earnings performance.

We expect marketing and sales costs, which were 46 percent of our total revenues for the six months ended July 31, 2009 and 50 percent for the same period a year ago, to continue to represent a substantial portion of total revenues in the future as we seek to add more paying subscribers, and build brand awareness for salesforce.com and its services, and evangelize cloud computing.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2010, for example, refer to the fiscal year ended January 31, 2010.

Sources of Revenues

We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our enterprise cloud computing application service, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) related professional services and other revenues consisting primarily of training fees. Subscription and support revenues accounted for approximately 93 percent of our total revenues during the six months ended July 31, 2009. Subscription revenues are driven primarily by the number of paying subscribers of our service and the subscription price of our service. None of our customers accounted for more than 5 percent of our revenues during the six months ended July 31, 2009 and 2008.

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

Most of the subscription and support revenue we report each quarter is derived from the recognition of deferred revenue relating to subscription agreements entered into or renewed during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter will be fully reflected in the deferred revenue balance on our consolidated balance sheet and the revenue in that quarter, and will negatively affect our revenue in future quarters.

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

We recognize revenue in accordance with the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB 104, and Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21. In determining whether professional services can be accounted for separately from subscription and support revenues, we consider a number of factors, which are described in “Critical Accounting Policies and Estimates—Revenue Recognition” below. As we introduce new service offerings, we may not be able to establish objective and reliable evidence of fair value for these elements of our sales arrangements. As a result, when the professional services are sold together with subscription services that do not have objective and reliable evidence of fair value, the professional services fees cannot be accounted for separately, and the entire arrangement is accounted for as a single unit of accounting. In such situations, we recognize the entire arrangement fee ratably over the term of the subscription contract. Approximately 7 percent of our total deferred revenue as of July 31, 2009 and January 31, 2009 related to deferred professional services revenue.

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

The following table sets forth our accounts receivable and deferred revenue balances as of the end of each fiscal quarter:

(in thousands)	April 30, 2009	July 31, 2009
Fiscal 2010
Accounts receivable, net	$145,869	$168,842
Deferred revenue, current and noncurrent	549,373	549,010

	April 30, 2008	July 31, 2008	October 31, 2008	January 31, 2009
Fiscal 2009
Accounts receivable, net	$143,909	$146,982	$157,680	$266,555
Deferred revenue, current and noncurrent	470,297	479,546	469,534	594,026

	April 30, 2007	July 31, 2007	October 31, 2007	January 31, 2008
Fiscal 2008
Accounts receivable, net	$105,013	$114,046	$121,961	$220,061
Deferred revenue, current and noncurrent	295,672	321,852	340,808	480,894

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

Joint Venture

In December 2000, we established a Japanese joint venture, Kabushiki Kaisha salesforce.com, with SunBridge, Inc., a Japanese corporation, to assist us with our sales efforts in Japan. As of July 31, 2009 the Company owned 72 percent of the joint venture. Because of this majority interest, we consolidate the venture’s financial results, which are reflected in each revenue, cost of revenues and expense category in our consolidated statement of operations. We then record a noncontrolling interest, which reflects the noncontrolling investors’ interest in the venture’s results. Through July 31, 2009, the operating performance and liquidity requirements of the Japanese joint venture have not been significant. While we plan to expand our selling and marketing activities in Japan in order to add new customers, we believe the future operating performance and liquidity requirements of the Japanese joint venture will not be significant.

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations we defer the direct costs of the consulting arrangement and amortize those costs over the same time period as the consulting revenue is recognized. The deferred cost on our condensed consolidated balance sheet totaled $16.3 million at July 31, 2009 and $17.3 million at January 31, 2009. Such amounts are included in prepaid expenses and other current assets and other assets, net.

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

During the six months ended July 31, 2009, we deferred $25.0 million of commission expenditures and we amortized $30.3 million to sales expense. During the same period a year ago, we deferred $26.9 million of commission expenditures and we amortized $28.6 million to sales expense. Deferred commissions on our condensed consolidated balance sheet totaled $51.8 million at July 31, 2009 and $57.1 million at January 31, 2009.

Accounting for Stock-Based Awards. We account for share-based compensation under SFAS 123R. We recognize the fair value of our stock awards on a straight-line basis over the requisite service period of the award, which is the vesting term of four years.

We recognized stock-based expense of $42.5 million, or 7 percent of revenue, during the six months ended July 31, 2009. The requirement to expense stock-based awards will continue to materially reduce our reported results of operations. As of July 31, 2009, we had an aggregate of $212.1 million of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. We currently expect this stock compensation balance to be amortized as follows: $51.0 million during the remaining six months of fiscal 2010; $83.6 million during fiscal 2011; $56.9 million during fiscal 2012; $20.1 million during fiscal 2013; and $0.5 million during fiscal 2014. These amounts reflect only outstanding stock awards as of July 31, 2009 and assume no forfeiture activity. We expect to continue to issue share-based awards to our employees in future periods.

We grant stock options and restricted stock units to employees throughout the world. In certain foreign jurisdictions, we are obligated for the payroll or social tax costs when employees exercise their vested awards. Pursuant to SFAS 123R, we recognize as an operating expense the payroll and social tax costs at the time of the stock option exercise. The impact of SFAS 123R in the future is dependent upon, among other things, the timing of when we hire additional employees, the effect of long-term incentive strategies involving stock awards in order to continue to attract and retain employees, the total number of stock awards granted, the fair value of the stock awards at the time of grant, changes in estimated forfeiture assumption rates and the tax benefit that we may or may not receive from stock-based expenses. Additionally, the application of SFAS 123R requires the use of an option-pricing model to determine the fair value of stock option awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards.

As of July 31, 2009, there were 2.1 million restricted stock units outstanding. We plan to continue awarding restricted stock units to our employees in the future. The restricted stock units, which upon vesting entitles the holder to one share of common stock for each restricted stock unit, have an exercise price of $0.001 per share, which is equal to the par value of our common stock, and vest over 4 years. The fair value of the restricted stock units is based on our closing stock price on the date of grant, and compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period.

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

Results of Operations

The following tables set forth selected data for each of the periods indicated and are in thousands. All data is unaudited.

	Three months ended July 31,		Six months ended July 31,
	2009	2008	2009	2008
Revenues:
Subscription and support	$293,440	$239,720	$575,208	$465,061
Professional services and other	22,621	23,357	45,777	45,638

Total revenues	316,061	263,077	620,985	510,699
Cost of revenues:
Subscription and support	38,971	30,668	75,999	59,378
Professional services and other	23,525	23,423	48,297	46,011

Total cost of revenues	62,496	54,091	124,296	105,389

Gross profit	253,565	208,986	496,689	405,310
Operating expenses:
Research and development	31,103	24,033	62,687	43,800
Marketing and sales	146,214	130,774	284,481	253,478
General and administrative	46,759	38,081	89,909	76,513

Total operating expenses	224,076	192,888	437,077	373,791
Income from operations	29,489	16,098	59,612	31,519
Interest, net	7,454	6,708	11,776	13,430
Other expense	(1,072)	(840)	(701)	(1,603)

Income before provision for income taxes and noncontrolling interest	35,871	21,966	70,687	43,346
Provision for income taxes	(14,030)	(10,558)	(29,853)	(20,869)

Consolidated net income	21,841	11,408	40,834	22,477
Less: net income attributable to noncontrolling interest	(643)	(1,412)	(1,200)	(2,926)

Net income attributable to salesforce.com	$21,198	$9,996	$39,634	$19,551

	As of
	July 31, 2009	January 31, 2009	July 31, 2008
Balance sheet data:
Cash, cash equivalents and marketable securities	$1,030,406	$882,565	$823,417
Deferred revenue, current and noncurrent	549,010	594,026	479,546

	Three months ended July 31,		Six months ended July 31,
	2009	2008	2009	2008
Revenues by geography:
Americas	$226,008	$188,563	$446,658	$366,934
Europe	55,992	49,356	107,594	94,520
Asia Pacific	34,061	25,158	66,733	49,245

	$316,061	$263,077	$620,985	$510,699

Cost of revenues and operating expenses include the following amounts related to stock-based awards.

	Three months ended July 31,		Six months ended July 31,
	2009	2008	2009	2008
Cost of revenues	$3,171	$2,657	$6,327	$5,332
Research and development	2,950	2,259	6,034	4,358
Marketing and sales	9,317	8,749	19,259	16,870
General and administrative	5,439	5,219	10,920	10,389

The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Three months ended July 31,		Six months ended July 31,
	2009	2008	2009	2008
Revenues:
Subscription and support	93%	91%	93%	91%
Professional services and other	7	9	7	9

Total revenues	100	100	100	100

Cost of revenues:
Subscription and support	12	12	12	12
Professional services and other	8	9	8	9

Total cost of revenues	20	21	20	21

Gross profit	80	79	80	79
Operating expenses:
Research and development	10	9	10	8
Marketing and sales	46	50	46	50
General and administrative	15	14	14	15

Total operating expenses	71	73	70	73
Income from operations	9	6	10	6
Interest, net	2	2	2	2
Other expense	—	—	(1)	—

Income before provision for income taxes and noncontrolling interest	11	8	11	8
Provision for income taxes	(4)	(3)	(5)	(3)

Consolidated net income	7	5	6	5
Less: Net income attributable to noncontrolling interest	—	(1)	—	(1)

Net income attributable to salesforce.com	7%	4%	6%	4%

	Three months ended July 31,		Six months ended July 31,
	2009	2008	2009	2008
Revenues by geography:
Americas	72%	72%	72%	72%
Europe	18	19	17	19
Asia Pacific	10	9	11	9

	100%	100%	100%	100%

	Three months ended July 31,		Six months ended July 31,
	2009	2008	2009	2008
Stock-based expenses:
Cost of revenues	1%	1%	1%	1%
Research and development	1	1	1	1
Marketing and sales	3	3	3	3
General and administrative	2	2	2	2

Three Months Ended July 31, 2009 and 2008

Revenues.

	Three Months Ended July 31,		Variance
(In thousands)	2009	2008	Dollars	Percent
Subscription and support	$293,440	$239,720	$53,720	22%
Professional services and other	22,621	23,357	(736)	(3)%

Total revenues	$316,061	$263,077	$52,984	20%

Total revenues were $316.1 million for the three months ended July 31, 2009, compared to $263.1 million during the same period a year ago, an increase of $53.0 million, or 20 percent. Subscription and support revenues were $293.4 million, or 93 percent of total revenues, for the three months ended July 31, 2009, compared to $239.7 million, or 91 percent of total revenues, during the same period a year ago. The increase in subscription and support revenues was due primarily to an increased number of new customers, additional paying subscriptions from existing customers, and customers who have upgraded. Professional services and other revenues were $22.6 million, or 7 percent of total revenues, for the three months ended July 31, 2009, compared to $23.4 million, or 9 percent of total revenues, for the same period a year ago. The decrease in professional services and other revenues was due primarily to reduced utilization of existing professional services staff caused by lower customer demand.

Revenues in Europe and Asia Pacific accounted for $90.1 million, or 28 percent of total revenues, for the three months ended July 31, 2009, compared to $74.5 million, or 28 percent of total revenues, during the same period a year ago, an increase of $15.6 million, or 21 percent. The increase in revenues outside of the Americas was the result of our efforts to expand internationally. The foreign currency impact compared to the same period a year ago in total revenues was a decrease of $4.9 million. As part of our overall growth, we expect the percentage of our revenue generated in Europe and Asia Pacific to continue to increase as a larger percentage of our total revenues world wide.

Cost of Revenues.

	Three Months Ended July 31,		Variance
(In thousands)	2009	2008	Dollars
Subscription and support	$38,971	$30,668	$8,303
Professional services and other	23,525	23,423	102

Total cost of revenues	$62,496	$54,091	$8,405

Percent of total revenues	20%	21%

Cost of revenues was $62.5 million, or 20 percent of total revenues, for three months ended July 31, 2009, compared to $54.1 million, or 21 percent of total revenues, for the same period a year ago, an increase of $8.4 million. The increase in absolute dollars was primarily due to an increase of $1.4 million in employee-related costs, an increase of $0.5 million in stock-based expenses, an increase of $1.7 million in service delivery costs, primarily due to our efforts in increasing data center capacity, an increase of $3.9 million in depreciation and amortization expenses, an increase of $0.8 million in outside subcontractor and other service costs and an increase of $0.1 million in allocated overhead. The cost of the additional professional services headcount resulted in the cost of professional services and other revenues to be in excess of the related revenue for the three months ended July 31, 2009 by $0.9 million. This reduction was the result of reduced utilization of existing professional services staff caused by lowered customer demand. We expect the cost of professional services and other revenue to continue to be in excess of the related revenue during fiscal 2010. We plan to continue to make this investment since our professional services are primarily designed to accelerate the adoption and expanded use by our customers of our enterprise cloud computing application service.

Research and Development.

	Three Months Ended July 31,		Variance
(In thousands)	2009	2008	Dollars
Research and development	$31,103	$24,033	$7,070
Percent of total revenues	10%	9%

Research and development expenses were $31.1 million, or 10 percent of total revenues, during the three months ended July 31, 2009, compared to $24.0 million, or 9 percent of total revenues, during the same period a year ago, an increase of $7.1 million. The increase in absolute dollars was due to an increase of $5.9 million in employee-related costs, an increase of $0.7 million in stock-based expenses, and an increase in allocated overhead. We increased our research and development headcount by 41 percent since July 31, 2008 in order to upgrade and extend our service offerings and develop new technologies.

Marketing and Sales.

	Three Months Ended July 31,		Variance
(In thousands)	2009	2008	Dollars
Marketing and sales	$146,214	$130,774	$15,440
Percent of total revenues	46%	50%

Marketing and sales expenses were $146.2 million, or 46 percent of total revenues, during the three months ended July 31, 2009, compared to $130.8 million, or 50 percent of total revenues, during the same period a year ago, an increase of $15.4 million. The increase in absolute dollars was primarily due to increases of $7.0 million in employee related costs, $0.6 million in stock-based expenses, $0.6 million of amortized purchased intangibles, $1.1 million in allocated overhead and an increase of $5.9 million in advertising costs and marketing and event costs. Our marketing and sales headcount increased by 17 percent since July 31, 2008 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative.

	Three Months Ended July 31,		Variance
(In thousands)	2009	2008	Dollars
General and administrative	$46,759	$38,081	$8,678
Percent of total revenues	15%	14%

General and administrative expenses were $46.8 million, or 15 percent of total revenues, during the three months ended July 31, 2009, compared to $38.1 million, or 14 percent of total revenues, during the same period a year ago, an increase of $8.7 million. The increase was primarily due to increases in employee-related costs, stock-based expenses, infrastructure related costs, and professional and outside service costs. Our general and administrative headcount increased by 21 percent since July 31, 2008 as we added personnel to support our growth.

Operating Income.

	Three Months Ended July 31,		Variance
(In thousands)	2009	2008	Dollars
Operating income	$29,489	$16,098	$13,391
Percent of total revenues	9%	6%

Operating income during the three months ended July 31, 2009 was $29.5 million and included $20.9 million of stock-based expenses related to SFAS 123R. During the same period a year ago, operating income was $16.1 million and included $18.9 million of stock-based expenses.

Interest, Net.

	Three Months Ended July 31,		Variance
(In thousands)	2009	2008	Dollars
Interest, net	$7,454	$6,708	$746
Percent of total revenues	2%	2%

Interest, net consists of investment income on cash and marketable securities balances and realized gains and losses. Interest, net was $7.5 million during the three months ended July 31, 2009 and was $6.7 million during the same period a year ago. Due to the increased amount of cash and marketable securities balances, investment income increased slightly when compared to the same period in the previous year.

Other Expense.

	Three Months Ended July 31,		Variance
(In thousands)	2009	2008	Dollars
Other expense	$(1,072)	$(840)	$(232)

Other expense primarily consists of foreign currency transaction gains and losses. Other expense increased due to realized and unrealized losses on foreign currency transactions for the three months ended July 31, 2009 when compared to the same period a year ago.

Provision for Income Taxes.

	Three Months Ended July 31,		Variance
(In thousands)	2009	2008	Dollars
Provision for income taxes	$(14,030)	$(10,558)	$(3,472)
Effective tax rate	39%	48%

Our effective tax rate for the three months ended July 31, 2009 was 39 percent compared to 48 percent for the same period a year ago. The decrease in our second quarter effective tax rate was attributed to a higher proportion of income in countries with lower income tax rates than the U.S. statutory tax rate as well as tax benefits which resulted from various federal tax initiatives implemented in this fiscal year.

Six Months Ended July 31, 2009 and 2008

Revenues.

	Six Months Ended July 31,		Variance
(In thousands)	2009	2008	Dollars	Percent
Subscription and support	$575,208	$465,061	$110,147	24%
Professional services and other	45,777	45,638	139	0%

Total revenues	$620,985	$510,699	$110,286	22%

Total revenues were $621.0 million for the six months ended July 31, 2009, compared to $510.7 million during the same period a year ago, an increase of $110.3 million, or 22 percent. Subscription and support revenues were $575.2 million, or 93 percent of total revenues, for the six months ended July 31, 2009, compared to $465.1 million, or 91 percent of total revenues, during the same period a year ago. The increase in subscription and support revenues was due primarily to an increased number of new customers, additional paying subscriptions from existing customers, and customers who have upgraded. Professional services and other revenues were $45.8 million, or 7 percent of total revenues, for the six months ended July 31, 2009, compared to $45.6 million, or 9 percent of total revenues, for the same period a year ago.

Revenues in Europe and Asia Pacific accounted for $174.3 million, or 28 percent of total revenues, for the six months ended July 31, 2009, compared to $143.8 million, or 28 percent of total revenues, during the same period a year ago, an increase of $30.5 million, or 21 percent. The increase in revenues outside of the Americas was the result of our efforts to expand internationally. The foreign currency impact compared to the same period a year ago in total revenue was a decrease of $12.5 million. As part of our overall growth, we expect the percentage of our revenue generated in Europe and Asia Pacific to continue to increase as a larger percentage of our total revenues world wide.

Cost of Revenues.

	Six Months Ended July 31,		Variance
(In thousands)	2009	2008	Dollars
Subscription and support	$75,999	$59,378	$16,621
Professional services and other	48,297	46,011	2,286

Total cost of revenues	$124,296	$105,389	$18,907

Percent of total revenues	20%	21%

Cost of revenues was $124.3 million, or 20 percent of total revenues, for six months ended July 31, 2009, compared to $105.4 million, or 21 percent of total revenues, for the same period a year ago, an increase of $18.9 million. The increase in absolute dollars was primarily due to an increase of $3.8 million in employee-related costs, an increase of $1.0 million in stock-based expenses, an increase of $4.0 million in service delivery costs, primarily due to our efforts in increasing data center capacity, an increase of $8.2 million in depreciation and amortization expenses, an increase of $1.3 million in outside subcontractor and other service costs and an increase of $0.3 million in allocated overhead. The cost of the additional professional services headcount resulted in the cost of professional services and other revenues to be in excess of the related revenue for the six months ended July 31, 2009 by $2.5 million.

Research and Development.

	Six Months Ended July 31,		Variance
(In thousands)	2009	2008	Dollars
Research and development	$62,687	$43,800	$18,887
Percent of total revenues	10%	8%

Research and development expenses were $62.7 million, or 10 percent of total revenues, during the six months ended July 31, 2009, compared to $43.8 million, or 8 percent of total revenues, during the same period a year ago, an increase of $18.9 million. The increase in absolute dollars was due to an increase of $14.9 million in employee-related costs, an increase of $1.7 million in stock-based expenses, and an increase in allocated overhead. We increased our research and development headcount by 41 percent since July 31, 2008 in order to upgrade and extend our service offerings and develop new technologies.

Marketing and Sales.

	Six Months Ended July 31,		Variance
(In thousands)	2009	2008	Dollars
Marketing and sales	$284,481	$253,478	$31,003
Percent of total revenues	46%	50%

Marketing and sales expenses were $284.5 million, or 46 percent of total revenues, during the six months ended July 31, 2009, compared to $253.5 million, or 50 percent of total revenues, during the same period a year ago, an increase of $31.0 million. The increase in absolute dollars was primarily due to increases of $18.7 million in employee related costs, $2.4 million in stock-based expenses, $1.3 million of amortized purchased intangibles, $3.2 million in allocated overhead and an increase of $5.7 million in advertising costs and marketing and event costs. Our marketing and sales headcount increased by 17 percent since July 31, 2008 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative.

	Six Months Ended July 31,		Variance
(In thousands)	2009	2008	Dollars
General and administrative	$89,909	$76,513	$13,396
Percent of total revenues	14%	15%

General and administrative expenses were $89.9 million, or 14 percent of total revenues, during the six months ended July 31, 2009, compared to $76.5 million, or 15 percent of total revenues, during the same period a year ago, an increase of $13.4 million. The increase was primarily due to increases in employee-related costs, stock-based expenses, infrastructure related costs, and professional and outside service costs. Our general and administrative headcount increased by 21 percent since July 31, 2008 as we added personnel to support our growth.

Operating Income.

	Six Months Ended July 31,		Variance
(In thousands)	2009	2008	Dollars
Operating income	$59,612	$31,519	$28,093
Percent of total revenues	10%	6%

Operating income during the six months ended July 31, 2009 was $59.6 million and included $42.5 million of stock-based expenses related to SFAS 123R. During the same period a year ago, operating income was $31.5 million and included $36.9 million of stock-based expenses.

Interest, Net.

	Six Months Ended July 31,		Variance
(In thousands)	2009	2008	Dollars
Interest, net	$11,776	$13,430	$(1,654)
Percent of total revenues	2%	2%

Interest, net consists of investment income on cash and marketable securities balances and realized gains and losses. Interest, net was $11.8 million during the six months ended July 31, 2009 and was $13.4 million during the same period a year ago. Due to the current decline in market interest rates since last year and our focus on capital preservation, investment income declined when compared to the same period in the previous year.

Other Expense.

	Six Months Ended July 31,		Variance
(In thousands)	2009	2008	Dollars
Other expense	$(701)	$(1,603)	$902

Other expense primarily consists of foreign currency transaction gains and losses. Other expense decreased due to realized and unrealized gains on foreign currency transactions for the six months ended July 31, 2009 when compared to the same period a year ago.

Provision for Income Taxes.

	Six Months Ended July 31,		Variance
(In thousands)	2009	2008	Dollars
Provision for income taxes	$(29,853)	$(20,869)	$(8,984)
Effective tax rate	42%	48%

Our effective tax rate for the six months ended July 31, 2009 was 42 percent compared to 48 percent for the same period a year ago. The decrease in the effective tax rate for the six months was attributable to a higher proportion of income in countries with lower income tax rates than the statutory tax rate as well as tax benefits which resulted from various federal tax initiatives implemented in this fiscal year.

The total income tax benefit recognized in the accompanying condensed consolidated statement of operations related to SFAS 123R was $15.0 million for the six months ended July 31, 2009 as compared to $13.0 million for the same period a year ago. See Note 1 “Summary of Business and Significant Accounting Policies” for our reconciliation of income taxes at the statutory federal rate to the provision for income taxes.

In addition, on February 20, 2009, the State of California enacted several income tax law changes which include an election to apply a single sales factor apportionment formula and adoption of a market sourcing approach for service income that will impact us beginning in fiscal 2012. As a result, we revalued the anticipated future tax effects of our California temporary differences including stock based compensation and purchased intangibles. Accordingly, we recorded an income tax expense of $2.2 million during the six months ended July 31, 2009.

Liquidity and Capital Resources

At July 31, 2009, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1.0 billion and accounts receivable of $168.8 million.

Net cash provided by operating activities was $143.8 million during the six months ended July 31, 2009 and $136.9 million during the same period a year ago. The improvement in cash flow was due primarily to the growth in our customer base and the associated increase in billings and collections. Cash provided by operating activities has historically been affected by: the amount of net income; sales of subscriptions, support and professional services; changes in working capital accounts, particularly in accounts receivable and deferred revenue due to the seasonal nature of our customer invoicing, changes in the average invoice duration, rate of renewals and the rate of new business growth; the timing of commission and bonus payments; collections from large enterprise customers; add-backs of non-cash expense items such as depreciation and amortization; and the expense associated with stock-based awards.

Net cash used in investing activities was $413.8 million during the six months ended July 31, 2009 and $45.8 million during the same period a year ago. The net cash used in investing activities during the six months ended July 31, 2009 primarily related to the investment of operating cash balances and cash equivalents and capital expenditures in leasehold improvements, and the purchase of software licenses as we have expanded our infrastructure, number of offices around the world and work force.

Net cash provided by financing activities was $35.9 million during the six months ended July 31, 2009 and $58.5 million during the same period a year ago. Net cash provided by financing activities during the six months ended July 31, 2009 consisted of $14.3 million of proceeds from the exercise of employee stock options, $25.1 million of excess tax benefits from employee stock plans and $3.5 million of principal payments on capital leases.

Our cash, cash equivalents and marketable securities are comprised of corporate notes and obligations, U.S. agency obligations, time deposits, money market mutual funds, asset-backed securities, government obligations, mortgage back securities, collateralized mortgage obligations and an investment in The Reserve Primary Fund (“The Reserve Fund”), a money market mutual fund that suspended redemptions and is in the process of being liquidated.

As of July 31, 2009 our investment portfolio included $9.2 million invested in The Reserve Fund with an estimated fair value of $8.0 million. During fiscal 2009 we recorded a $1.2 million loss related to this decline in fair value that is considered other-than-temporary. While we believe we have the rights to the recovery of the entire $9.2 million investment, we cannot predict the ultimate amount that we will receive. Therefore, we have recorded the aforementioned other-than-temporary loss.

As of July 31, 2009 we have a total of $10.4 million in letters of credit outstanding in favor of our landlords for office space in San Francisco, California, New York City, Singapore, Sweden, United Kingdom, Australia and Switzerland. To date, no amounts have been drawn against the letters of credit, which renew annually and mature at various dates through October 2018.

We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. Additionally, we currently do not have a bank line of credit.

Our principal commitments consist of obligations under leases for office space and co-location facilities for data center capacity and the development and test data center, and computer equipment and furniture and fixtures. At July 31, 2009, the future non-cancelable minimum payments under these commitments were as follows:

	Capital Leases	Operating Leases
Fiscal Period:
Remaining six months in fiscal 2010	$4,287	$44,741
Fiscal 2011	7,600	66,769
Fiscal 2012	6,745	47,430
Fiscal 2013	632	36,402
Fiscal 2014	—	30,939
Thereafter	—	61,300

Total minimum lease payments	19,264	$287,581

Less: amount representing interest	(1,350)

Present value of capital lease obligations	$17,914

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

Foreign currency exchange risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, Canadian dollar, Japanese Yen and Australian dollar. We seek to minimize the impact of certain foreign currency fluctuations by entering into certain balance sheet exposures with foreign currency forward and option contracts. Any gain or loss from settling these contracts is offset by the loss or gain derived from the underlying balance sheet exposures. These foreign currency derivative contracts by policy have maturities of less than three months. Additionally, by policy, we do not enter into any of these foreign currency derivative contracts for trading or speculative purposes.

Interest rate sensitivity

We had cash, cash equivalents and marketable securities totaling $1.0 billion at July 31, 2009. These amounts were invested primarily in money market funds, government securities, corporate notes and obligations, agency securities and other debt securities with credit ratings of at least BBB or better by at least two credit agencies. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in the market value due to changes in interest rates. However because we classify our debt securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Our fixed-income portfolio is subject to interest rate risk. An immediate increase or decrease in interest rates of 100-basis points at July 31, 2009 could result in a $12.5 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

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

We are involved in various legal proceedings and receive claims from time to time, arising from the normal course of business activities. In our opinion, resolution of these matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or our financial position.

During fiscal 2009, we received a notice from a company alleging that we were infringing upon certain of that company’s patents. No litigation has been filed to date. We continue to analyze the potential merits of the other company’s claims, the potential defenses to such claims and potential counter claims. We intend to vigorously defend our interests in this matter and we are uncertain as to when this matter will be resolved. In our opinion, the resolution of this dispute is not expected to have a material adverse effect on our financial condition, but it could be material to the net income or cash flows of a particular quarter. This claim, or any claim of infringement or violation of intellectual property rights, with or without merit, could require us to change our technology, change our business practices, pay damages, enter into a licensing arrangement or take other actions that may result in additional costs or other actions that are detrimental to our business.

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

Our overall performance depends in part on worldwide economic conditions. The United States and other key international economies are currently undergoing a period of severe recession, characterized by falling demand for a variety of goods and services, restricted credit, going concern threats to financial institutions, major multinational companies and medium and small businesses, poor liquidity, declining asset values, reduced corporate profitability, extreme volatility in credit, equity and foreign exchange markets and increased bankruptcies. These conditions affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our enterprise cloud computing application service, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts, or affect renewal rates, all of which could adversely affect our operating results. Companies that have competing products may reduce prices for competing products or services which could also reduce our average selling prices and harm our operating results.

Because we recognize revenue from subscriptions for our service over the term of the subscription, downturns or upturns in sales may not be immediately reflected in our operating results.

We generally recognize revenue from customers ratably over the terms of their subscription agreements, which are typically 12 to 24 months, although terms can range from one to 60 months. As a result, most of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter will be fully reflected in the deferred revenue balance on our consolidated balance sheet and the revenue in that quarter and will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect the changes in revenues. Accordingly, the effect of significant downturns in sales and market acceptance of our service, and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

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

Our customers have no obligation to renew their subscriptions for our service after the expiration of their initial subscription period, which is typically 12 to 24 months, and in fact, some customers have elected not to renew. In addition, our customers may renew for fewer subscriptions or renew for shorter contract lengths. We cannot accurately predict renewal rates, particularly for our enterprise customers who purchase a large number of subscriptions under multi-year contracts for our small and medium size business customers. Our renewal rates may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with our service, customers’ ability to continue their operations and spending levels, decreases in the number of users at our customers and deteriorating general economic conditions. If our customers do not renew their subscriptions for our service or reduce the number of paying subscriptions at the time of renewal, our revenue will decline and our business will suffer.

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

Our quarterly operating results are likely to fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Moreover, our stock price may be based on expectations of our future performance that may be unrealistic or that may not be met. Some of the important factors that could cause our revenues, operating results and cash flows to fluctuate from quarter to quarter include:

•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ requirements;

•	the renewal rates for our service;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	the number of new employees added;

•	changes in our pricing policies whether initiated by us or as a result of intense competition;

•	the cost, timing and management effort for the introduction of new features to our service;

•	the rate of expansion and productivity of our sales force;

•	the length of the sales cycle for our service;

•	new product and service introductions by our competitors;

•	our success in selling our service to large enterprises;

•	variations in the revenue mix of editions of our service;

•	technical difficulties or interruptions in our service;

•	expenses related to increasing our data center capacity and expanding our data centers domestically and internationally;

•	changes in foreign currency exchange rates;

•	changes in interest rates, which would impact our return on our investments in cash and marketable securities;

•	conditions, particularly sudden changes, in the financial markets have and may continue to impact the value of and access to our investment portfolio;

•	changes in the effective tax rates;

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

Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses arising from stock option compensation, the valuation of deferred tax assets and liabilities and changes in federal, state or international tax laws and accounting principles. Increases in our effective tax rate could materially affect our net results.

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

Our amended and restated certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions among other things:

•	establish a classified board of directors so that not all members of our board are elected at one time;

•	permit the board of directors to establish the number of directors;

•	provide that directors may only be removed “for cause” and only with the approval of 66 2 /3 percent of our stockholders;

•	require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and bylaws;

•	authorize the issuance of “blank check” preferred stock that our board could use to implement stockholder rights (also known as a “poison pill”);

•	eliminate the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on merger, business combinations and other transactions between us and holders of 15 percent or more of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2009 Annual Meeting of Stockholders was held on June 11, 2009. The following proposals were voted upon as follows:

1.	To elect three Class II directors, Craig Ramsey, Sanford R. Robertson and Maynard Webb, to serve for a term of three years and until their successors are duly elected and qualified:

	For	Withheld
Craig Ramsey	104,161,631	5,810,353
Sanford R. Robertson	105,302,245	4,669,739
Maynard Webb	109,414,469	557,515

Other directors whose term continued after the 2009 Annual Meeting of Stockholders include Marc Benioff, Craig Conway, Alan Hassenfeld, Stratton Sclavos, Lawrence Tomlinson, and Shirley Young.

2.	To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending January 31, 2010:

For	Against	Withheld
103,439,716	6,526,107	6,161

This proposal was approved by a majority of the shares represented and voting (including abstentions) with respect to this proposal, which shares voting affirmatively also constituted a majority of the required quorum.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibits

Exhibit 3.1(1)	Amended and Restated Certificate of Incorporation of salesforce.com, inc.

Exhibit 3.2(2)	Amended and Restated Bylaws of salesforce.com, inc.

Exhibit 10.1*	Mahalo Bonus Plan

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS(3)	XBRL Instance Document

Exhibit 101.SCH(3)	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL(3)	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB(3)	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE(3)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from the Company’s registration statement on Form S-1 (No. 333-111289) Amendment No. 3 as filed with the Securities and Exchange Commission on April 20, 2004.
(2)	Incorporated by reference from the Company’s Form 8-K as filed with the Securities and Exchange Commission on December 7, 2008.
(3)	The financial information contained in these XBRL documents is unaudited and these are not the official publicly filed financial statements of salesforce.com, inc. The purpose of submitting these XBRL documents is to test the related format and technology, and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 25, 2009

salesforce.com, inc.

/s/ Graham Smith
Graham Smith Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)