Form 10-Q
period 2009-10-31
SALESFORCE COM INC
filed 2009-11-25
CIK 1108524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2009

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

As of October 31, 2009, there were approximately 124.9 million shares of the Registrant’s Common Stock outstanding.

salesforce.com, inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

salesforce.com, inc.

Condensed Consolidated Balance Sheets

(in thousands)

	October 31, 2009	January 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$242,888	$483,834
Short-term marketable securities	202,446	213,769
Accounts receivable, net	191,297	266,555
Deferred commissions	37,065	39,384
Deferred income taxes	26,992	31,900
Prepaid expenses and other current assets	62,227	33,115

Total current assets	762,915	1,068,557
Marketable securities, noncurrent	624,758	184,962
Fixed assets, net	95,598	77,027
Deferred commissions, noncurrent	17,077	17,699
Deferred income taxes, noncurrent	30,695	26,589
Capitalized software, net	32,780	29,989
Goodwill	45,402	44,872
Other assets, net	33,976	30,127

Total assets	$1,643,201	$1,479,822

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,617	$16,379
Accrued expenses and other current liabilities	174,309	163,205
Income taxes payable	3,050	3,619
Deferred revenue	533,502	583,763

Total current liabilities	726,478	766,966
Income taxes payable, noncurrent	19,298	12,490
Long-term lease liabilities and other	14,952	7,616
Deferred revenue, noncurrent	11,933	10,263

Total liabilities	772,661	797,335

salesforce.com stockholders’ equity:
Common stock	125	123
Additional paid-in capital	775,838	648,724
Accumulated other comprehensive loss	(3,239)	(2,905)
Retained earnings	86,167	25,842

Total stockholders’ equity controlling interest	858,891	671,784
Total stockholders’ equity noncontrolling interest	11,649	10,703

Total stockholders’ equity	870,540	682,487

Total liabilities and stockholders’ equity	$1,643,201	$1,479,822

See accompanying Notes to Condensed Consolidated Financial Statements.

salesforce.com, inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2009	2008	2009	2008
Revenues:
Subscription and support	$306,870	$253,403	$882,078	$718,464
Professional services and other	23,679	23,084	69,456	68,722

Total revenues	330,549	276,487	951,534	787,186

Cost of revenues (1):
Subscription and support	40,745	32,424	116,744	91,802
Professional services and other	24,825	23,924	73,122	69,935

Total cost of revenues	65,570	56,348	189,866	161,737

Gross profit	264,979	220,139	761,668	625,449
Operating expenses (1):
Research and development	32,763	26,270	95,450	70,070
Marketing and sales	152,166	136,452	436,647	389,930
General and administrative	49,909	41,284	139,818	117,797

Total operating expenses	234,838	204,006	671,915	577,797
Income from operations	30,141	16,133	89,753	47,652
Interest, net	7,211	3,840	18,987	17,270
Other income (expense)	(336)	534	(1,037)	(1,069)

Income before provision for income taxes and noncontrolling interest	37,016	20,507	107,703	63,853
Provision for income taxes	(15,573)	(8,824)	(45,426)	(29,693)

Consolidated net income	21,443	11,683	62,277	34,160
Less: Net income attributable to noncontrolling interest	(752)	(1,559)	(1,952)	(4,485)

Net income attributable to salesforce.com	$20,691	$10,124	$60,325	$29,675

Earnings per share - basic and diluted:
Basic net income per share attributable to salesforce.com common shareholders	$0.17	$0.08	$0.49	$0.25
Diluted net income per share attributable to salesforce.com common shareholders	$0.16	$0.08	$0.48	$0.24
Shares used in computing basic net income per share	124,561	121,635	123,871	120,759
Shares used in computing diluted net income per share	128,596	125,133	126,993	125,173
(1) Amounts include stock-based expenses, as follows:

Cost of revenues	$2,995	$2,817	$9,322	$8,149
Research and development	2,707	2,494	8,741	6,852
Marketing and sales	9,055	9,235	28,314	26,105
General and administrative	5,650	4,730	16,570	15,119

See accompanying Notes to Condensed Consolidated Financial Statements

salesforce.com, inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2009	2008	2009	2008
Operating activities:
Consolidated net income	$21,443	$11,683	$62,277	$34,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,601	7,910	37,890	24,938
Amortization of deferred commissions	15,698	14,784	45,959	43,414
Expenses related to stock-based awards	20,407	19,276	62,947	56,225
Excess tax benefits from employee stock plans	(7,401)	(17,706)	(32,536)	(42,247)
Loss on securities	—	2,052	—	2,052
Changes in assets and liabilities:
Accounts receivable, net	(22,515)	(9,002)	75,355	64,077
Deferred commissions	(18,013)	(13,682)	(43,018)	(40,564)
Prepaid expenses and other current assets	(12,892)	(6,313)	(14,711)	(12,406)
Other assets	(506)	(2,943)	(624)	(429)
Accounts payable	2,228	6,621	(762)	12,951
Accrued expenses and other current liabilities	27,045	14,733	35,165	23,497
Deferred revenue	(3,575)	(10,292)	(48,591)	(11,640)

Net cash provided by operating activities	35,520	17,121	179,351	154,028

Investing activities:
Purchase of subsidiary stock	—	(16,693)	—	(16,693)
Business combinations, net of cash acquired	(4,500)	(27,344)	(4,500)	(27,344)
Purchase of marketable securities	(218,056)	(123,476)	(980,519)	(323,415)
Sales of marketable securities	121,413	26,656	438,679	84,187
Maturities of marketable securities	55,400	66,557	119,566	200,387
Capital expenditures	(14,089)	(11,614)	(46,845)	(48,827)

Net cash used in investing activities	(59,832)	(85,914)	(473,619)	(131,705)

Financing activities:
Proceeds from the exercise of stock options	18,559	6,595	32,866	40,605
Excess tax benefits from employee stock plans	7,401	17,706	32,536	42,247
Principal payments on capital lease obligations	(2,398)	(286)	(5,904)	(291)

Net cash provided by financing activities	23,562	24,015	59,498	82,561

Effect of exchange rate changes	(2,531)	49	(6,176)	(1,665)

Net (decrease) increase in cash and cash equivalents	(3,281)	(44,729)	(240,946)	103,219
Cash and cash equivalents, beginning of period	246,169	427,043	483,834	279,095

Cash and cash equivalents, end of period	$242,888	$382,314	$242,888	$382,314

Supplemental cash flow disclosure:
Cash paid during the period for:
Income taxes, net of tax refunds	$6,446	$1,894	$27,520	$7,309
Interest	$292	$47	$793	$47
Non-cash financing and investing activities
Fixed assets acquired under capital leases	$3,105	$6,406	$17,897	$6,406

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of October 31, 2009 and the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three and nine months ended October 31, 2009 and 2008, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2009 was derived from the audited consolidated financial statements which are included in the Company’s Form 10-K for the fiscal year ended January 31, 2009, which was filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2009. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s fiscal 2009
Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, except as described below, and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of October 31, 2009, and its results of operations and its cash flows for the three and nine months ended October 31, 2009 and 2008. All adjustments are of a normal recurring nature. The results for the three and nine months ended October 31, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2010.

Effective February 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”) now codified in Accounting Standards Codification (ASC) Topic 810, Consolidation (ASC 810). ASC 810 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for any noncontrolling interest in a subsidiary (and for the deconsolidation of a subsidiary). ASC 810 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of equity in the consolidated financial statements and requires disclosure, on the face of the consolidated statements of income, of the amounts of the consolidated net income attributable to the parent and to the noncontrolling interests.

Accordingly, noncontrolling interest of $11.6 million and $10.7 million as of October 31, 2009 and January 31, 2009, respectively, have been reflected in stockholders’ equity.

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

The Company holds a controlling interest in Kabushiki Kaisha salesforce.com (“Salesforce Japan”), a Japanese joint venture. As of October 31, 2009, the Company owned a 72 percent interest in the joint venture.

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

One customer accounted for more than 5 percent of accounts receivable at October 31, 2009 and no customer accounted for more than 5 percent at January 31, 2009. No single customer accounted for 5 percent or more of total revenue in the three and nine months ended October 31, 2009 and 2008, respectively.

As of October 31, 2009 and January 31, 2009, assets located outside the Americas were 15 percent and 14 percent of total assets, respectively.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Revenues by geographical region are as follows (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2009	2008	2009	2008
Americas	$232,802	$200,143	$679,460	$567,076
Europe	60,761	48,076	168,355	142,597
Asia Pacific	36,986	28,268	103,719	77,513

	$330,549	$276,487	$951,534	$787,186

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are at fair value.

Marketable Securities

Management determines the appropriate classification of investments in marketable securities at the time of purchase in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, now codified into ASC Topic 320, Investments (ASC 320), and reevaluates such determination at each balance sheet date. Except for the money market mutual fund described below, securities are classified as available for sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable such as quoted prices, interest rates and yield curves. Declines in fair value judged to be other-than temporary on securities available for sale are included as a component of interest, net. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of interest, net. In order to determine whether a decline in value is other-than temporary, the Company evaluates, among other factors, the duration and extent to which the fair value has been less than the carrying value, the Company’s financial condition and business outlook, including key operational and cash flow metrics, current market conditions and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value.

Fair Value Measurement

In accordance with SFAS No. 157, Fair Value Measurement (“SFAS 157”), now codified into ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820), the Company measures its cash equivalents, marketable securities and foreign currency derivative contracts at fair value. A majority of the Company’s cash equivalents and its marketable securities are classified within Level 1 or Level 2, which are described below. This is because the Company’s cash equivalents and marketable securities are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

A portion of the Company’s money market mutual funds are classified within Level 3, described below, because they are invested in The Reserve Primary Fund (“The Reserve Fund”). At October 31, 2009 the Company’s investment portfolio included $7.4 million invested in The Reserve Fund with an estimated fair value of $6.2 million. During the year ended January 31, 2009, the Company recorded a $1.2 million loss related to this decline in fair value that is considered other-than-temporary.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

On February 26, 2009, The Reserve Fund announced its decision to initially set aside $3.5 billion in a special reserve under the plan of liquidation, to cover potential liabilities for damages and associated expenses related to lawsuits and regulatory actions against the fund. The special reserve may be increased or decreased as further information becomes available. As a result, pursuant to the liquidation plan, interim distributions will continue to be made up to 91.72 percent, unless The Reserve Fund determines a need to increase the special reserve. Amounts in the special reserve will be distributed to shareholders once claims, if any are successful, and the related expenses have been paid or set aside for payment. The determination of the total redemption to the Company is subject to the distribution available to all investors of the fund. While the Company believes it has the right to recover its entire remaining investment, the Company cannot predict the amount it will ultimately receive.

The Company’s foreign currency derivative contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments in inactive markets.

ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1.	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2.	Include other inputs that are directly or indirectly observable in the marketplace.

Level 3.	Unobservable inputs which are supported by little or no market activity.

The Company conducted its fair value assessment of The Reserve Fund using Level 3 inputs. Management has reviewed the Reserve’s underlying securities portfolio which is substantially comprised of discount notes, certificates of deposit and commercial paper issued by highly-rated institutions. Management also evaluated the fair value of its ownership in The Reserve Fund, considering risk of extended timing and other factors. The assumption of timing for the actual repayment of the Company’s ownership from The Reserve Fund is inherently subjective and involves significant management judgment. As a result, the Company classified its ownership in The Reserve Fund within Level 3 of the fair value hierarchy.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of October 31, 2009 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of October 31, 2009
Cash equivalents (1):
Government obligations	$3,494	$—	$—	$3,494
Time deposits	1,028	—	—	1,028
Money market mutual funds	135,201	—	—	135,201
Corporate notes and obligations	—	17,993	—	17,993
Marketable securities:
Corporate notes and obligations	—	544,165	—	544,165
U.S. treasury securities	91,950	—	—	91,950
U.S. agency obligations	—	101,638	—	101,638
Mortgaged backed securities	—	56,582	—	56,582
Collateralized mortgage obligations	—	24,145	—	24,145
Municipal securities	—	2,526	—	2,526
Money market mutual fund	—	—	6,198	6,198
Foreign currency derivative contracts (2)	—	578	—	578

Total Assets	$231,673	$747,627	$6,198	$985,498

Liabilities
Foreign currency derivative contracts (3)	$—	$65	$—	$65

Total Liabilities	$—	$65	$—	$65

(1)	Included in “cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheet as of October 31, 2009, in addition to $85,172 of cash.
(2)	Included in “prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheet as of October 31, 2009.
(3)	Included in “accrued expenses and other current liabilities” in the accompanying Condensed Consolidated Balance Sheet as of October 31, 2009.

The following table presents the Company’s assets measured at fair value using significant unobservable inputs (Level 3) at October 31, 2009. This asset consists of the Company’s investment in The Reserve Fund (in thousands):

Balance at February 1, 2009	$18,294
Redemptions	(12,096)

Balance at October 31, 2009	$6,198

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of January 31, 2009 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of January 31, 2009
Cash equivalents (1):
Time deposits	$402	$—	$—	$402
Money market mutual funds	279,246	—	—	279,246
Corporate notes and obligations	—	7,990	—	7,990
U.S. agency obligations	—	87,852	—	87,852
Marketable securities:
Corporate notes and obligations	—	215,140	—	215,140
U.S. agency obligations	—	165,297	—	165,297
Money market mutual funds	—	—	18,294	18,294
Foreign currency derivative contracts (2)	—	1,054	—	1,054

Total Assets	$279,648	$477,333	$18,294	$775,275

Liabilities
Foreign currency derivative contracts (3)	$—	$2,058	$—	$2,058

Total liabilities	$—	$2,058	$—	$2,058

(1)	Included in “cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheet as of January 31, 2009, in addition to $108,344 of cash.
(2)	Included in “prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheet as of January 31, 2009.
(3)	Included in “accrued expenses and other current liabilities” in the accompanying Condensed Consolidated Balance Sheet as of January 31, 2009.

For the Company’s investments in privately-held companies, management evaluated financial results, earnings trends, and subsequent financing of these companies, as well as general market conditions, to determine fair value. The following table presents information about the Company’s assets that are measured at fair value on a non-recurring basis as of October 31, 2009 and the losses recorded during the three and nine months ended October 31, 2009 on these assets (in thousands):

Description	Net Carrying Value as of October 31, 2009	Significant Unobservable Inputs (Level 3)	Total Losses for Three Months Ended October 31, 2009	Total Losses for Nine Months Ended October 31, 2009
Investments in privately-held companies	$6,313	$6,313	$(87)	$(487)

Total Assets	$6,313	$6,313	$(87)	$(487)

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table presents information about the Company’s assets that are measured at fair value on a non-recurring basis as of January 31, 2009 and the losses recorded during the year ended January 31, 2009 on these assets (in thousands):

Description	Net Carrying Value as of January 31, 2009	Significant Unobservable Inputs (Level 3)	Total Losses for Year Ended January 31, 2009
Investments in privately-held companies	$2,400	$2,400	$(100)

Total Assets	$2,400	$2,400	$(100)

Derivative Financial Instruments

The Company enters into foreign currency derivative contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company uses foreign currency derivative contracts to minimize the Company’s exposure of balances denominated in Australian dollars, British pounds, Euros, Japanese yen, Singapore dollars and Swiss francs. The Company’s program is not designated for trading or speculative purposes. As of October 31, 2009 the foreign currency derivative contracts that were not settled are recorded at fair value on the condensed consolidated balance sheet.

The Company’s foreign currency derivative contracts, which are not designated as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), now codified into ASC Topic 815, Derivatives and Hedging (ASC 815), are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. Foreign currency derivative contracts are marked-to-market at the end of each reporting period with gains and losses recognized as other income (expense) to offset the gains or losses resulting from the settlement or remeasurement of the underlying foreign currency denominated receivables and payables. While the contract or notional amount is often used to express the volume of foreign currency derivative contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of the Company to the counterparties.

Details on outstanding foreign currency derivative contracts related primarily to intercompany receivables and payables are presented below (in thousands):

	October 31, 2009	January 31, 2009
Notional amount of foreign currency derivative contracts	$69,104	$158,704
Fair value of foreign currency derivative contracts	513	(1,004)

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Effective February 1, 2009, the Company adopted the disclosure requirements of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133 (“SFAS 161”), now codified into ASC 815. At October 31, 2009 and January 31, 2009, the fair values of outstanding derivative instruments are summarized below (in thousands):

		Fair Value of Derivative Instruments
	Balance Sheet Location	As of October 31, 2009	As of January 31, 2009
Derivative Assets
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$578	$1,054

Derivative Liabilities
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency derivative contracts	Accrued expenses and other current liabilities	$65	$2,058

The effect of the derivative instruments not designated as hedging instruments on the Condensed Statements of Operations for the three and nine months ended October 31, 2009 and October 31, 2008, respectively are summarized below (in thousands):

Derivatives Not Designated as Hedging Instruments under ASC 815	Gains Recognized in Income on Derivative Instruments
		Three months ended October 31,
	Location	2009	2008
Foreign currency derivative contracts	Other income (expense)	$513	$293

Derivatives Not Designated as Hedging Instruments under ASC 815	Gains (Losses) Recognized in Income on Derivative Instruments
		Nine months ended October 31,
	Location	2009	2008
Foreign currency derivative contracts	Other income (expense)	$(151)	$293

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Interest, net

The components of Interest, net are presented below (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2009	2008	2009	2008
Interest income, net	$5,529	$5,920	$15,380	$19,541
Realized gains	1,951	48	5,137	345
Realized losses	(269)	(2,128)	(1,530)	(2,616)

	$7,211	$3,840	$18,987	$17,270

Comprehensive Income

Comprehensive income consists of net income and accumulated other comprehensive income, which includes certain changes in equity that are excluded from net income. Specifically, cumulative foreign currency translation adjustments and unrealized gains and losses on marketable securities, net of tax, are included in accumulated other comprehensive income. Accumulated other comprehensive loss has been reflected in stockholders’ equity.

Comprehensive income consisted of the following (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2009	2008	2009	2008
Consolidated net income	$21,443	$11,683	$62,277	$34,160
Less: net income attributable to noncontrolling interest	(752)	(1,559)	(1,952)	(4,485)
Translation and other adjustments	(2,947)	1,947	(6,532)	1,766
Unrealized gain (loss) on marketable securities	1,724	(5,351)	6,198	(7,082)

Comprehensive income attributable to salesforce.com	$19,468	$6,720	$59,991	$24,359

The components of accumulated other comprehensive loss were as follows (in thousands):

	October 31, 2009	January 31, 2009
Foreign currency translation and other adjustments	$(10,780)	$(3,957)
Net unrealized gain on marketable securities	7,541	1,052

	$(3,239)	$(2,905)

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

Notes to Condensed Consolidated Financial Statements—(Continued)

A reconciliation of the denominator used in the calculation of basic and diluted net income per share attributable to salesforce.com is as follows (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2009	2008	2009	2008
Numerator:
Net income attributable to salesforce.com	$20,691	$10,124	$60,325	$29,675
Denominator:
Weighted-average shares outstanding for basic earnings per share	124,561	121,635	123,871	120,759
Effect of dilutive securities:
Employee stock awards	4,035	3,498	3,122	4,414

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	128,596	125,133	126,993	125,173

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact. The dilutive securities are excluded when, for example, their exercise prices, unrecognized compensation and tax benefits are greater than the average fair values of the Company’s common stock (in thousands).

	Three months ended October 31,		Nine months ended October 31,
	2009	2008	2009	2008
Stock awards	3,751	4,440	4,611	3,328

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized.

The total income tax benefit recognized in the accompanying condensed consolidated statements of operations related to SFAS No. 123R, Share-Based Payment (“SFAS 123R”), now codified into ASC Topic 718, Compensation—Stock Compensation (ASC 718) was $22.8 million and $20.1 million for the nine months ended October 31, 2009 and 2008, respectively.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes included in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Nine months ended October 31,
	2009	2008
U.S. federal taxes at statutory rate	$37,696	$22,349
State, net of the federal benefit	6,220	3,564
Foreign taxes in excess of the U.S. statutory rate	4,121	3,156
Tax credits	(4,766)	(3,780)
Impact of tax law change	2,502	—
Domestic manufacturing deduction	(1,443)	—
Other, net	1,096	4,404

	$45,426	$29,693

The Company records liabilities related to uncertain tax positions in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes now codified into ASC Topic 740, Income Taxes (ASC 740). There were no material changes to the Company’s unrecognized tax benefits for the nine months ended October 31, 2009.

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

Revenue Recognition

The Company derives its revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing its enterprise cloud computing application service, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) related professional services and other revenue. Other revenues consist primarily of training fees. Because the Company provides its application as a service, the Company follows the provisions of the Securities and Exchange Commission’s, or SEC, Staff Accounting Bulletin No. 104 Revenue Recognition and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables now codified into ASC Topic 605-25, Revenue Recognition— Multiple-Element Arrangements (ASC 605-25). The Company recognizes revenue when all of the following conditions are met:

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

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, the Company considers the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, the Company recognizes the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations, the Company defers only the direct costs of the consulting arrangement and amortizes those costs over the same time period as the consulting revenue is recognized. As of October 31, 2009 and January 31, 2009, the deferred cost on the accompanying condensed consolidated balance sheet totaled $17.9 million and $17.3 million, respectively. These deferred costs are included in prepaid expenses and other current assets and other assets.

Deferred Revenue

Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s subscription service described above and is recognized as the revenue recognition criteria are met. The Company generally invoices its customers in annual or quarterly installments. Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Deferred revenue also includes certain deferred professional services fees which are recognized as revenue ratably over the subscription contract term. The Company defers the professional service fees in situations where the professional services and subscription contracts are accounted for as a single unit of accounting. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. Approximately 8 percent of total deferred revenue as of October 31, 2009 and 7 percent as of January 31, 2009 related to deferred professional services revenue.

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

Notes to Condensed Consolidated Financial Statements—(Continued)

Accounting for Stock-Based Compensation

The Company accounts for its employee stock-based compensation pursuant to ASC 718. The Company recognizes share-based expenses on a straight-line over the requisite service period of the awards, which is the vesting term of four years. Stock-based expenses pursuant to ASC 718 are recognized net of estimated forfeiture activity.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three months ended October 31,		Nine months ended October 31,
	2009	2008	2009	2008
Volatility	52%	47%	52-60%	47%
Weighted-average estimated life	4 years	4 years	4 years	4 years
Weighted-average risk-free interest rate	2.16-2.26%	2.65-3.00%	1.78-2.39%	2.24-3.08%
Dividend yield	—	—	—	—
Weighted-average fair value per share of grants	$23.03	$20.34	$20.24	$22.26

The weighted-average estimated life was based on the simplified calculation of expected life. Accordingly, the weighted-average estimated life assumption of 4 years was based on the average of the vesting term and the 5 year contractual lives of options awarded. The weighted average risk free interest rate is based on the rate for a 4 year U.S. government security at the time of the option grant.

The Company estimated its future stock price volatility considering both its observed option-implied volatilities and its historical volatility calculations. Management believes this is the best estimate of the expected volatility over the 4 year weighted-average expected life of its option grants.

During the three months ended October 31, 2009 and 2008, the Company capitalized $1.0 million and $0.4 million, respectively, of stock based expenses related to capitalized internal-use software development and deferred professional services costs and $2.1 million and $1.4 million for the nine months ended October 31, 2009 and 2008, respectively.

During the nine months ended October 31, 2009, the Company recognized stock-based expense of $62.9 million. As of October 31, 2009, the aggregate stock compensation remaining to be amortized to costs and expenses was $200.4 million. The Company expects this stock compensation balance to be amortized as follows: $25.9 million during the remaining three months of fiscal 2010; $87.3 million during fiscal 2011; $60.7 million during fiscal 2012; $23.9 million during fiscal 2013 and $2.6 million during fiscal 2014. The expected amortization reflects only outstanding stock awards as of October 31, 2009 and assumes no forfeiture activity. The Company expects to continue to issue share-based awards to its employees in future periods.

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

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

New Accounting Pronouncement

In September 2009, the FASB issued Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) requires the use of the relative selling price method to allocate the entire arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after fiscal 2011, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting pronouncement to its condensed consolidated financial statements.

Subsequent Events

The Company evaluated subsequent events through November 25, 2009, the date this Quarterly Report on Form 10-Q was filed with the SEC.

During fiscal 2010, the Company adopted SFAS No. 165, Subsequent Events (“SFAS 165”), now codified into ASC Topic 855, Subsequent Events (ASC 855), which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 also requires the disclosure of the date through which an entity has evaluated subsequent events and whether that evaluation date represents the date the financial statements were issued or were available to be issued. The adoption of ASC 855 did not have any impact on the Company’s consolidated financial statements.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

2. Balance Sheet Accounts

Marketable Securities

At October 31, 2009, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$532,905	$11,423	$(163)	$544,165
U.S. treasury securities	92,000	130	(180)	91,950
U.S. agency obligations	101,083	565	(10)	101,638
Mortgage backed securities	55,972	697	(87)	56,582
Collateralized mortgage obligations	23,819	369	(43)	24,145
Municipal securities	2,506	20	—	2,526
Money market mutual fund (see Note 1)	6,198	—	—	6,198

	$814,483	$13,204	$(483)	$827,204

At January 31, 2009, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$215,297	$1,173	$(1,330)	$215,140
Money market mutual fund (see Note 1)	18,294	—	—	18,294
U.S. agency obligations	163,584	1,721	(8)	165,297

	$397,175	$2,894	$(1,338)	$398,731

	October 31, 2009	January 31, 2009
Recorded as follows (in thousands):
Short-term (due in one year or less)	$202,446	$213,769
Long-term (due in greater than one year)	624,758	184,962

	$827,204	$398,731

As of October 31, 2009, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$32,141	$(160)	$6,498	$(3)	$38,639	$(163)
U.S. treasury securities	14,140	(180)	—	—	14,140	(180)
U.S. agency obligations	12,208	(10)	—	—	12,208	(10)
Mortgage backed securities	15,103	(87)	—	—	15,103	(87)
Collateralized mortgage obligations	2,928	(43)	—	—	2,928	(43)

	$76,520	$(480)	$6,498	$(3)	$83,018	$(483)

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The unrealized losses are substantially attributable to changes in interest rates. The unrealized loss for each of these fixed rate investments ranged from less than $1,000 to $180,000. The Company does not believe any of the unrealized losses represent an other-than temporary impairment based on its evaluation of available evidence as of October 31, 2009. The Company expects to receive the full principal and interest on all of these marketable securities.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	October 31, 2009	January 31, 2009
Deferred professional services costs	$12,585	$13,069
Prepaid income taxes	14,401	12
Prepaid expenses and other current assets	35,241	20,034

	$62,227	$33,115

Fixed Assets

Fixed assets consisted of the following (in thousands):

	October 31, 2009	January 31, 2009
Computers, equipment and software	$85,241	$65,864
Furniture and fixtures	17,410	13,096
Leasehold improvements	70,994	54,032

	173,645	132,992
Less accumulated depreciation and amortization	(78,047)	(55,965)

	$95,598	$77,027

Depreciation and amortization expense totaled $8.4 million and $5.5 million for the three months ended October 31, 2009 and 2008, respectively, and $22.5 million and $15.0 million for the nine months ended October 31, 2009 and 2008, respectively.

Fixed assets at October 31, 2009 and January 31, 2009 included $25.6 million and $10.1 million, respectively, acquired under capital lease agreements. Accumulated amortization relating to equipment and software under capital leases totaled $8.7 million and $4.5 million at October 31, 2009 and January 31, 2009, respectively.

Amortization of assets under capital leases is included in depreciation and amortization expense.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Capitalized Software

Capitalized software consisted of the following (in thousands):

	October 31, 2009	January 31, 2009
Capitalized internal-use software development costs, net of accumulated amortization of $18,546 and $11,540, respectively	$21,953	$17,450
Acquired developed technology, net of accumulated amortization of $19,205 and $13,522, respectively	10,827	12,539

	$32,780	$29,989

Capitalized internal use software amortization expense totaled $2.5 million and $1.8 million for the three months ended October 31, 2009 and 2008, respectively. Acquired developed technology amortization expense for the three months ended October 31, 2009 and 2008 was $2.0 million and $2.1 million, respectively. Capitalized internal use software amortization expense totaled $7.0 million and $4.7 million for the nine months ended October 31, 2009 and 2008, respectively. Acquired developed technology amortization expense for the nine months ended October 31, 2009 and 2008 was $5.7 million and $4.8 million, respectively.

In the third quarter of fiscal 2010, the Company acquired a privately-held company for $4.5 million in cash. The Company accounted for this transaction as a business combination. Of the $4.5 million purchase price, the Company allocated $4.0 million to acquired developed technology with a useful life of 3 years and $0.5 million to goodwill. The Company does not believe this acquisition is material.

Other Assets

Other assets consisted of the following (in thousands):

	October 31, 2009	January 31, 2009
Deferred professional services costs, noncurrent portion	$5,274	$4,185
Long-term deposits	11,044	8,447
Purchased intangible assets, net of accumulated amortization of $5,019 and $2,573, respectively	7,232	9,679
Investments in privately-held companies	6,313	2,400
Other	4,113	5,416

	$33,976	$30,127

Purchased intangible assets amortization expense for the three months ended October 31, 2009 and 2008, was $0.8 million and $0.6 million, respectively and for the nine months ended October 31, 2009 and 2008 was $2.4 million and $0.9 million respectively.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	October 31, 2009	January 31, 2009
Accrued compensation	$64,598	$74,355
Accrued other liabilities	55,027	39,886
Accrued other taxes payable	23,617	27,596
Accrued professional costs	10,873	3,950
Accrued rent	20,194	17,418

	$174,309	$163,205

3. Stockholders’ Equity

Stock Options Issued to Employees

The 1999 Stock Option Plan (the “1999 Plan”) provides for the issuance of incentive and non-statutory options to employees and nonemployees of the Company. On April 30, 2009, the 1999 Plan expired. Therefore, all remaining shares available expired. The expiration of the 1999 Plan did not affect awards outstanding under the 1999 Plan, which continue to be governed by the terms and conditions of the 1999 Plan. The Company also maintains the 2004 Equity Incentive Plan, 2004 Employee Stock Purchase Plan and the 2004 Outside Directors Stock Plan. These plans, other than the 1999 Plan and the 2004 Outside Directors Stock Plan, provide for annual automatic increases on February 1 to the shares reserved for issuance based on the lesser of (i) a specific percentage of the total number of shares outstanding at year end; (ii) a fixed number of shares; or (iii) a lesser number of shares set by the Company’s Board of Directors, all as specified in the respective plans.

On February 1, 2009, 3.5 million additional shares were reserved under the 2004 Equity Incentive Plan pursuant to the automatic increase. The 2004 Employee Stock Purchase Plan will not be implemented unless and until the Company’s Board of Directors authorizes the commencement of one or more offerings under the plan. No offering periods have been authorized to date.

In April 2006, the Company’s Board of Directors approved the 2006 Inducement Equity Incentive Plan (the “Inducement Plan”) that allows for stock option and other equity incentive grants to employees in connection with merger or acquisition activity. In March 2009, the Board of Directors amended the Inducement Plan to increase the share reserve by 300,000 shares to 700,000 shares in total. As of October 31, 2009, there were 428,555 shares of common stock available for grant under the Inducement Plan.

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

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Stock plan activity for the nine months ended October 31, 2009 is as follows:

		Options Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2009	4,191,642	14,917,520	$32.51
Increase in options authorized:
2004 Equity Incentive Plan	3,500,000	—	—
Inducement Plan	300,000	—	—
Options granted under all plans	(705,655)	705,655	47.11
Restricted stock unit activity	(33,308)	—	—
Stock grants to board members for board services and advisory board members	(37,650)	—	—
Exercised	—	(1,504,904)	21.84
1999 Plan shares expired	(141,499)	—	—
Cancelled	848,823	(848,823)	41.76

Balance as of October 31, 2009	7,922,353	13,269,448	$33.90	$307,391

Vested or expected to vest		12,837,872	$33.67	$300,213

Exercisable at October 31, 2009		6,455,330	$29.86	$175,072

The total intrinsic value of the options exercised during the nine months ended October 31, 2009 and 2008 were $36.1 million and $97.8 million, respectively. The intrinsic value is the difference between the current market value of the stock and the exercise price of the stock option.

The weighted-average remaining contractual life of vested and expected to vest options is approximately 4 years.

As of October 31, 2009, options to purchase 6,455,330 shares were vested at a weighted average exercise price of $29.86 per share and a remaining weighted-average remaining contractual life of approximately 4 years. The total intrinsic value of these vested options as of October 31, 2009 was $175.1 million.

The following table summarizes information about stock options outstanding as of October 31, 2009:

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.40 to $14.39	1,962,142	4.3	$8.25	1,961,620	$8.25
$15.00 to $25.19	729,332	5.3	20.89	718,484	20.84
$25.97	3,200,443	4.1	25.97	—	—
$27.20 to $36.64	1,955,149	2.9	32.05	1,359,963	32.29
$36.90 to $52.28	2,370,182	3.1	44.26	1,279,569	43.41
$52.30 to $52.76	2,235,607	3.4	52.53	878,024	52.56
$54.22 to $70.86	816,593	3.7	61.57	257,670	62.11

	13,269,448	3.7	$33.90	6,455,330	$29.86

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Restricted stock unit activity for the nine months ended October 31, 2009 is as follows:

	Restricted Stock Units Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2009	2,499,151	$0.001
Granted	208,264	0.001
Vested and converted to shares	(499,481)	0.001
Cancelled	(177,872)	0.001

Balance as of October 31, 2009	2,030,062	$0.001	$115,206

Expected to vest	1,875,870		$106,416

The restricted stock units, which upon vesting entitles the holder to one share of common stock for each restricted stock unit, have an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and vest over 4 years.

Common Stock

The following shares of common stock are available for future issuance at October 31, 2009:

Options outstanding	13,269,448
Restricted stock units outstanding	2,030,062
Stock available for future grant:
2004 Equity Incentive Plan	6,822,798
2006 Inducement Equity Incentive Plan	428,555
2004 Employee Stock Purchase Plan	1,000,000
2004 Outside Directors Stock Plan	671,000

24,221,863

4. Commitments

Letters of Credit

As of October 31, 2009, the Company had a total of $10.5 million in letters of credit outstanding for office space in San Francisco, California, New York City, Singapore, Sweden, United Kingdom, Australia and Switzerland. These letters of credit renew annually and mature at various dates through October 2018.

Leases

The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

As of October 31, 2009, the future minimum lease payments under noncancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Period:
Remaining three months in fiscal 2010	$1,909	$24,734
Fiscal 2011	8,436	75,210
Fiscal 2012	7,555	55,382
Fiscal 2013	1,074	42,126
Fiscal 2014	—	31,419
Thereafter	—	62,613

Total minimum lease payments	18,974	$291,484

Less: amount representing interest	(1,187)

Present value of capital lease obligations	$17,787

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

In addition to the resource sharing with the Foundation, the Company issued the Foundation warrants in August 2002 to purchase 500,000 shares of common stock. The Foundation has exercised all of these warrants. As of October 31, 2009, the Foundation held 148,500 shares of salesforce.com common stock. Additionally, the Company has donated subscriptions to the Company’s service to other qualified non-profit organizations. The Company plans to continue providing free subscriptions to qualified non-profit organizations through its relationship with the Foundation.

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

Overview

We provide a comprehensive Customer Relationship Management, or CRM, service to businesses of all sizes and industries worldwide and we provide a technology platform for customers and developers to build and run business applications. Approximately 67,900 customers worldwide use salesforce.com to manage their customer, sales and operational data.

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

We anticipate revenue growth for our fiscal 2010 to be significantly lower than the 44 percent annual revenue growth in fiscal 2009. For the nine months ended October 31, 2009, our revenue increased by 21 percent compared to 48 percent during the same period a year ago.

During the three months ended October 31, 2009, market demand for our cloud computing services improved compared to the first half of fiscal 2010. Although the initial average customer order deployment size continued to be smaller than in the past, and we continued to experience longer sales cycles, new business increased slightly during the three months ended October 31, 2009 above the levels of new business during the same period a year ago and each of the three months ended April 30, 2009 and July 31, 2009. We define new business as orders for incremental or upgraded applications or subscriptions from new or existing customers.

Additionally, during the three months ended October 31, 2009, our subscription renewal rates improved slightly above the renewal rates we experienced during the first six months of fiscal 2010. However, our renewal rates for the nine months ended October 31, 2009 are below the renewal rates we experienced in previous years because some customers elected not to renew while other customers renewed for a reduced number of subscriptions. We believe this is caused by several factors, including spending constraints and reduced headcount levels at our customers.

In response to the economic environment and the slowdown in IT spending, we scaled back our hiring in the first six months of fiscal 2010. However, we decided to increase our hiring in the quarter ended October 31, 2009 as we experienced improved demand for our cloud computing services. During the nine months ended October 31, 2009, we added 567 employees compared to 930 employees during the same period a year ago. Our headcount as of October 31, 2009 was 3,814. We also reduced expenditures for customer events, internal meetings, travel and entertainment and outside contractors. However, as mentioned elsewhere in this report, we intend to continue to: invest in expanding our data center capacity; expand our domestic and international selling and marketing activities; add additional distribution channels, particularly in international regions; and add to our infrastructure in order to further scale our operations and increase productivity. Additionally, in our effort to further strengthen and extend our service offering, we may acquire or make investments in complementary companies, services and technologies.

Overall, we expect that increased revenue combined with headcount and cost management will increase our fiscal 2010 operating income as a percentage of revenues in comparison to fiscal 2009, as well as our earnings per share.

We expect marketing and sales costs, which were 46 percent of our total revenues for the nine months ended October 31, 2009 and 49 percent for the same period a year ago, to continue to represent a substantial portion of total revenues in the future as we seek to add more paying subscribers, and build brand awareness for salesforce.com and its services, and evangelize cloud computing.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2010, for example, refer to the fiscal year ended January 31, 2010.

Sources of Revenues

We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our enterprise cloud computing application service, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) related professional services and other revenues consisting primarily of training fees. Subscription and support revenues accounted for approximately 93 percent of our total revenues during the nine months ended October 31, 2009. Subscription revenues are driven primarily by the number of paying subscribers of our service and the subscription price of our service. None of our customers accounted for more than 5 percent of our revenues during the nine months ended October 31, 2009 and 2008.

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

We recognize revenue in accordance with the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple-Element Arrangements, now codified into ASC Topic 605-25, Revenue Recognition—Multiple-Element Arrangements. In determining whether professional services can be accounted for separately from subscription and support revenues, we consider a number of factors, which are described in “Critical Accounting Policies and Estimates—Revenue Recognition” below. As we introduce new service offerings, we may not be able to establish objective and reliable evidence of fair value for these elements of our sales arrangements. As a result, when the professional services are sold together with subscription services that do not have objective and reliable evidence of fair value, the professional services fees cannot be accounted for separately, and the entire arrangement is accounted for as a single unit of accounting. In such situations, we recognize the entire arrangement fee ratably over the term of the subscription contract. Approximately 8 percent of our total deferred revenue as of October 31, 2009 and 7 percent as of January 31, 2009 related to deferred professional services revenue.

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

The following table sets forth our accounts receivable and deferred revenue balances as of the end of each fiscal quarter:

(in thousands)	April 30, 2009	July 31, 2009	October 31, 2009
Fiscal 2010
Accounts receivable, net	$145,869	$168,842	$191,297
Deferred revenue, current and noncurrent	549,373	549,010	545,435

	April 30, 2008	July 31, 2008	October 31, 2008	January 31, 2009
Fiscal 2009
Accounts receivable, net	$143,909	$146,982	$157,680	$266,555
Deferred revenue, current and noncurrent	470,297	479,546	469,534	594,026

	April 30, 2007	July 31, 2007	October 31, 2007	January 31, 2008
Fiscal 2008
Accounts receivable, net	$105,013	$114,046	$121,961	$220,061
Deferred revenue, current and noncurrent	295,672	321,852	340,808	480,894

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

Research and Development. Research and development expenses consist primarily of salaries and related expenses, including stock-based expenses, the costs of our development and test data center and allocated overhead. We continue to focus our research and development efforts on increasing the functionality and enhancing the ease of use of our enterprise cloud computing application service. Our proprietary, scalable and secure multi-tenant architecture enables us to provide all of our customers with a service based on a single version of our application. As a result, we do not have to maintain multiple versions, which enable us to have relatively lower research and development expenses as compared to traditional enterprise software companies. We expect that in the future, research and development expenses will increase in absolute dollars as we upgrade and extend our service offerings and develop new technologies.

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

Stock-Based Expenses. Our cost of revenues and operating expenses include stock-based expenses related to option and stock awards to employees and non-employee directors. We account for stock-based expenses pursuant to the provisions of ASC 718. ASC 718 requires that share-based payments, including grants of employee stock options be recognized as an expense in the statement of operations based on their fair values and vesting periods. These charges are significant and we expect them to increase in absolute dollars in the future.

Joint Venture

In December 2000, we established a Japanese joint venture, Kabushiki Kaisha salesforce.com, with SunBridge, Inc., a Japanese corporation, to assist us with our sales efforts in Japan. As of October 31, 2009, the Company owned 72 percent of the joint venture. Because of this majority interest, we consolidate the venture’s financial results, which are reflected in each revenue, cost of revenues and expense category in our consolidated statement of operations. We then record a noncontrolling interest, which reflects the noncontrolling investors’ interest in the venture’s results. Through October 31, 2009, the operating performance and liquidity requirements of the Japanese joint venture have not been significant. While we plan to expand our selling and marketing activities in Japan in order to add new customers, we believe the future operating performance and liquidity requirements of the Japanese joint venture will not be significant.

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

Revenue Recognition. We recognize revenue in accordance with the provisions of SAB 104 and ASC 605.

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations we defer the direct costs of the consulting arrangement and amortize those costs over the same time period as the consulting revenue is recognized. The deferred cost on our condensed consolidated balance sheet totaled $17.9 million at October 31, 2009 and $17.3 million at January 31, 2009. Such amounts are included in prepaid expenses and other current assets and other assets, net.

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

During the nine months ended October 31, 2009, we deferred $43.0 million of commission expenditures and we amortized $46.0 million to sales expense. During the same period a year ago, we deferred $40.6 million of commission expenditures and we amortized $43.4 million to sales expense. Deferred commissions on our condensed consolidated balance sheet totaled $54.1 million at October 31, 2009 and $57.1 million at January 31, 2009.

Accounting for Stock-Based Awards. We account for share-based compensation under ASC 718 . We recognize the fair value of our stock awards on a straight-line basis over the requisite service period of the award, which is the vesting term of four years.

We recognized stock-based expense of $62.9 million, or 7 percent of revenue, during the nine months ended October 31, 2009. The requirement to expense stock-based awards will continue to materially reduce our reported results of operations. As of October 31, 2009, we had an aggregate of $200.4 million of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. We currently expect this stock compensation balance to be amortized as follows: $25.9 million during the remaining three months of fiscal 2010; $87.3 million during fiscal 2011; $60.7 million during fiscal 2012; $23.9 million during fiscal 2013; and $2.6 million during fiscal 2014. These amounts reflect only outstanding stock awards as of October 31, 2009 and assume no forfeiture activity. We expect to continue to issue share-based awards to our employees in future periods.

We grant stock options and restricted stock units to employees throughout the world. In certain foreign jurisdictions, we are obligated for the payroll or social tax costs when employees exercise their vested awards. Pursuant to ASC 718, we recognize as an operating expense the payroll and social tax costs at the time of the stock option exercise. The impact of ASC 718 in the future is dependent upon, among other things, the timing of when we hire additional employees, the effect of long-term incentive strategies involving stock awards in order to continue to attract and retain employees, the total number of stock awards granted, the fair value of the stock awards at the time of grant, changes in estimated forfeiture assumption rates and the tax benefit that we may or may not receive from stock-based expenses. Additionally, the application of ASC 718 requires the use of an option-pricing model to determine the fair value of stock option awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards.

As of October 31, 2009, there were 2.0 million restricted stock units outstanding. We plan to continue awarding restricted stock units to our employees in the future. The restricted stock units, which upon vesting entitles the holder to one share of common stock for each restricted stock unit, have an exercise price of $0.001 per share, which is equal to the par value of our common stock, and vest over 4 years. The fair value of the restricted stock units is based on our closing stock price on the date of grant, and compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period.

Accounting for Income Taxes. We account for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities and for net operating loss and tax credit carryforwards. The tax expense or benefit for unusual items, prior year income tax uncertainties, or certain adjustments to the valuation allowance are treated as discrete items in the interim period in which the events occur.

Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses arising from stock option compensation and the valuation of deferred tax assets and liabilities and changes in tax laws and accounting principles.

Results of Operations

The following tables set forth selected data for each of the periods indicated and are in thousands. All data is unaudited.

	Three months ended October 31,		Nine months ended October 31,
	2009	2008	2009	2008
Revenues:
Subscription and support	$306,870	$253,403	$882,078	$718,464
Professional services and other	23,679	23,084	69,456	68,722

Total revenues	330,549	276,487	951,534	787,186

Cost of revenues:
Subscription and support	40,745	32,424	116,744	91,802
Professional services and other	24,825	23,924	73,122	69,935

Total cost of revenues	65,570	56,348	189,866	161,737

Gross profit	264,979	220,139	761,668	625,449
Operating expenses:
Research and development	32,763	26,270	95,450	70,070
Marketing and sales	152,166	136,452	436,647	389,930
General and administrative	49,909	41,284	139,818	117,797

Total operating expenses	234,838	204,006	671,915	577,797
Income from operations	30,141	16,133	89,753	47,652
Interest, net	7,211	3,840	18,987	17,270
Other income (expense)	(336)	534	(1,037)	(1,069)

Income before provision for income taxes and noncontrolling interest	37,016	20,507	107,703	63,853
Provision for income taxes	(15,573)	(8,824)	(45,426)	(29,693)

Consolidated net income	21,443	11,683	62,277	34,160
Less: Net income attributable to noncontrolling interest	(752)	(1,559)	(1,952)	(4,485)

Net income attributable to salesforce.com	$20,691	$10,124	$60,325	$29,675

	As of
	October 31, 2009	January 31, 2009	October 31, 2008
Balance sheet data:
Cash, cash equivalents and marketable securities	$1,070,092	$882,565	$804,606
Deferred revenue, current and noncurrent	545,435	594,026	469,534

	Three months ended October 31,		Nine months ended October 31,
	2009	2008	2009	2008
Revenues by geography:
Americas	$232,802	$200,143	$679,460	$567,076
Europe	60,761	48,076	168,355	142,597
Asia Pacific	36,986	28,268	103,719	77,513

	$330,549	$276,487	$951,534	$787,186

Cost of revenues and operating expenses include the following amounts related to stock-based awards.

	Three months ended October 31,		Nine months ended October 31,
	2009	2008	2009	2008
Cost of revenues	$2,995	$2,817	$9,322	$8,149
Research and development	2,707	2,494	8,741	6,852
Marketing and sales	9,055	9,235	28,314	26,105
General and administrative	5,650	4,730	16,570	15,119

The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Three months ended October 31,		Nine months ended October 31,
	2009	2008	2009	2008
Revenues:
Subscription and support	93%	92%	93%	91%
Professional services and other	7	8	7	9

Total revenues	100	100	100	100

Cost of revenues:
Subscription and support	12	12	12	12
Professional services and other	8	8	8	9

Total cost of revenues	20	20	20	21

Gross profit	80	80	80	79
Operating expenses:
Research and development	10	10	10	9
Marketing and sales	46	49	46	49
General and administrative	15	15	15	15

Total operating expenses	71	74	71	73
Income from operations	9	6	9	6
Interest, net	2	1	2	2
Other income (expense)	—	—	—	—

Income before provision for income taxes and noncontrolling interest	11	7	11	8
Provision for income taxes	(5)	(3)	(5)	(4)

Consolidated net income	6	4	6	4
Less: Net income attributable to noncontrolling interest	—	—	—	—

Net income attributable to salesforce.com	6%	4%	6%	4%

	Three months ended October 31,		Nine months ended October 31,
	2009	2008	2009	2008
Revenues by geography:
Americas	70%	72%	71%	72%
Europe	18	17	18	18
Asia Pacific	12	11	11	10

	100%	100%	100%	100%

	Three months ended October 31,		Nine months ended October 31,
	2009	2008	2009	2008
Stock-based expenses:
Cost of revenues	1%	1%	1%	1%
Research and development	1	1	1	1
Marketing and sales	3	3	3	3
General and administrative	1	2	2	2

Three Months Ended October 31, 2009 and 2008

Revenues.

	Three Months Ended October 31,		Variance
(In thousands)	2009	2008	Dollars	Percent
Subscription and support	$306,870	$253,403	$53,467	21%
Professional services and other	23,679	23,084	595	3%

Total revenues	$330,549	$276,487	$54,062	20%

Total revenues were $330.5 million for the three months ended October 31, 2009, compared to $276.5 million during the same period a year ago, an increase of $ 54.1 million, or 20 percent. Subscription and support revenues were $306.9 million, or 93 percent of total revenues, for the three months ended October 31, 2009, compared to $253.4 million, or 92 percent of total revenues, during the same period a year ago. The increase in subscription and support revenues was due primarily to an increased number of new customers, additional paying subscriptions from existing customers, and customers who have upgraded. Professional services and other revenues were $23.7 million, or 7 percent of total revenues, for the three months ended October 31, 2009, compared to $23.1 million, or 8 percent of total revenues, for the same period a year ago. The increase in professional services and other revenues was due primarily to increased utilization of existing professional services staff.

Revenues in Europe and Asia Pacific accounted for $97.7 million, or 30 percent of total revenues, for the three months ended October 31, 2009, compared to $76.3 million, or 28 percent of total revenues, during the same period a year ago, an increase of $21.4 million, or 28 percent. The increase in revenues outside of the Americas was the result of our efforts to expand internationally. The foreign currency impact compared to the same period a year ago in total revenues was an increase of $4.3 million. As part of our overall growth, we expect the percentage of our revenue generated in Europe and Asia Pacific to continue to increase as a larger percentage of our total revenues world wide.

Cost of Revenues.

	Three Months Ended October 31,		Variance
(In thousands)	2009	2008	Dollars
Subscription and support	$40,745	$32,424	$8,321
Professional services and other	24,825	23,924	901

Total cost of revenues	$65,570	$56,348	$9,222

Percent of total revenues	20%	20%

Cost of revenues was $65.6 million, or 20 percent of total revenues, for three months ended October 31, 2009, compared to $56.3 million, or 20 percent of total revenues, for the same period a year ago, an increase of $9.2 million. The increase in absolute dollars was primarily due to an increase of $1.9 million in employee-related costs, an increase of $0.2 million in stock-based expenses, an increase of $2.4 million in service delivery costs, primarily due to our efforts in increasing data center capacity, an increase of $2.4 million in depreciation and amortization expenses, an increase of $1.9 million in outside subcontractor and other service costs and an increase in allocated overhead. The cost of the additional professional services headcount resulted in the cost of professional services and other revenues to be in excess of the related revenue for the three months ended October 31, 2009 by $1.1 million. We expect the cost of professional services and other revenue to continue to be in excess of the related revenue during the fourth quarter of fiscal 2010. We plan to continue to make this investment since our professional services are primarily designed to accelerate the adoption and expanded use by our customers of our enterprise cloud computing application service.

Research and Development.

	Three Months Ended October 31,		Variance
(In thousands)	2009	2008	Dollars
Research and development	$32,763	$26,270	$6,493
Percent of total revenues	10%	10%

Research and development expenses were $32.8 million, or 10 percent of total revenues, during the three months ended October 31, 2009, compared to $26.3 million, or 10 percent of total revenues, during the same period a year ago, an increase of $6.5 million. The increase in absolute dollars was due to an increase of $5.5 million in employee-related costs, an increase of $0.2 million in stock-based expenses, and an increase in allocated overhead. We increased our research and development headcount by 31 percent since October 31, 2008 in order to upgrade and extend our service offerings and develop new technologies.

Marketing and Sales.

	Three Months Ended October 31,		Variance
(In thousands)	2009	2008	Dollars
Marketing and sales	$152,166	$136,452	$15,714
Percent of total revenues	46%	49%

Marketing and sales expenses were $152.2 million, or 46 percent of total revenues, during the three months ended October 31, 2009, compared to $136.5 million, or 49 percent of total revenues, during the same period a year ago, an increase of $15.7 million. The increase in absolute dollars was primarily due to increases of $11.1 million in employee related costs, $0.2 million of amortized purchased intangibles, an increase of $1.8 million in professional and outside service costs, $1.2 million in allocated overhead and an increase of $1.4 million in advertising costs and marketing and event costs. Our marketing and sales headcount increased by 12 percent since October 31, 2008 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base which is less than the same period a year ago.

General and Administrative.

	Three Months Ended October 31,		Variance
(In thousands)	2009	2008	Dollars
General and administrative	$49,909	$41,284	$8,625
Percent of total revenues	15%	15%

General and administrative expenses were $49.9 million, or 15 percent of total revenues, during the three months ended October 31, 2009, compared to $41.3 million, or 15 percent of total revenues, during the same period a year ago, an increase of $8.6 million. The increase was primarily due to increases in employee-related costs, stock-based expenses, infrastructure related costs, and professional and outside service costs. Our general and administrative headcount increased by 18 percent since October 31, 2008 as we added personnel to support our growth.

Operating Income.

	Three Months Ended October 31,		Variance
(In thousands)	2009	2008	Dollars
Operating income	$30,141	$16,133	$14,008
Percent of total revenues	9%	6%

Operating income during the three months ended October 31, 2009 was $30.1 million and included $20.4 million of stock-based expenses related to ASC 718. During the same period a year ago, operating income was $16.1 million and included $19.3 million of stock-based expenses.

Interest, Net.

	Three Months Ended October 31,		Variance
(In thousands)	2009	2008	Dollars
Interest, net	$7,211	$3,840	$3,371
Percent of total revenues	2%	1%

Interest, net consists of investment income on cash and marketable securities balances and realized gains and losses. Interest, net was $7.2 million during the three months ended October 31, 2009 and was $3.8 million during the same period a year ago. The increase was due to the increased amount of cash and marketable securities balances for the three months ended October 31, 2009. Additionally, during the three months ended October 31, 2008, we recorded a $2.0 million loss related to marketable securities.

Other Income (expense).

	Three Months Ended October 31,		Variance
(In thousands)	2009	2008	Dollars
Other income (expense)	$(336)	$534	$(870)

Other expense primarily consists of foreign currency transaction gains and fees. Other expense increased due to realized and unrealized losses on foreign currency transactions for the three months ended October 31, 2009 when compared to the same period a year ago.

Provision for Income Taxes.

	Three Months Ended October 31,		Variance
(In thousands)	2009	2008	Dollars
Provision for income taxes	$(15,573)	$(8,824)	$(6,749)
Effective tax rate	42%	43%

Our effective tax rate for the three months ended October 31, 2009 was 42 percent compared to 43 percent for the same period a year ago. The decrease in our third quarter effective tax rate was attributed to a higher proportion of income in countries with lower income tax rates than the U.S. statutory tax rate as well as tax benefits derived from domestic manufacturing deductions in this fiscal year.

Nine Months Ended October 31, 2009 and 2008

Revenues.

	Nine Months Ended October 31,		Variance
(In thousands)	2009	2008	Dollars	Percent
Subscription and support	$882,078	$718,464	$163,614	23%
Professional services and other	69,456	68,722	734	1%

Total revenues	$951,534	$787,186	$164,348	21%

Total revenues were $951.5 million for the nine months ended October 31, 2009, compared to $787.2 million during the same period a year ago, an increase of $164.3 million, or 21 percent. Subscription and support revenues were $882.1 million, or 93 percent of total revenues, for the nine months ended October 31, 2009, compared to $718.5 million, or 91 percent of total revenues, during the same period a year ago. The increase in subscription and support revenues was due primarily to an increased number of new customers, additional paying subscriptions from existing customers, and customers who have upgraded. Professional services and other revenues were $69.5 million, or 7 percent of total revenues, for the nine months ended October 31, 2009, compared to $68.7 million, or 9 percent of total revenues, for the same period a year ago.

Revenues in Europe and Asia Pacific accounted for $272.1 million, or 29 percent of total revenues, for the nine months ended October 31, 2009, compared to $220.1 million, or 28 percent of total revenues, during the same period a year ago, an increase of $52.0 million, or 24 percent. The increase in revenues outside of the Americas was the result of our efforts to expand internationally. The foreign currency impact compared to the same period a year ago in total revenue was a decrease of $8.3 million. As part of our overall growth, we expect the percentage of our revenue generated in Europe and Asia Pacific to continue to increase as a larger percentage of our total revenues world wide.

Cost of Revenues.

	Nine Months Ended October 31,		Variance
(In thousands)	2009	2008	Dollars
Subscription and support	$116,744	$91,802	$24,942
Professional services and other	73,122	69,935	3,187

Total cost of revenues	$189,866	$161,737	$28,129

Percent of total revenues	20%	21%

Cost of revenues was $189.9 million, or 20 percent of total revenues, for nine months ended October 31, 2009, compared to $161.7 million, or 21 percent of total revenues, for the same period a year ago, an increase of $28.1 million. The increase in absolute dollars was primarily due to an increase of $5.7 million in employee-related costs, an increase of $1.2 million in stock-based expenses, an increase of $6.4 million in service delivery costs, primarily due to our efforts in increasing data center capacity, an increase of $3.6 million in depreciation and amortization expenses, an increase of $3.6 million of amortized purchased intangibles, an increase of $6.5 million in outside subcontractor and other service costs and an increase of $0.9 million in allocated overhead. The cost of the additional professional services headcount resulted in the cost of professional services and other revenues to be in excess of the related revenue for the nine months ended October 31, 2009 by $3.7 million.

Research and Development.

	Nine Months Ended October 31,		Variance
(In thousands)	2009	2008	Dollars
Research and development	$95,450	$70,070	$25,380
Percent of total revenues	10%	9%

Research and development expenses were $95.5 million, or 10 percent of total revenues, during the nine months ended October 31, 2009, compared to $70.1 million, or 9 percent of total revenues, during the same period a year ago, an increase of $25.4 million. The increase in absolute dollars was due to an increase of $20.4 million in employee-related costs, an increase of $1.9 million in stock-based expenses, an increase of $1.5 million in infrastructure costs, an increase in professional and outside service costs of $1.3 million and an increase in allocated overhead. We increased our research and development headcount by 15 percent since January 31, 2009 in order to upgrade and extend our service offerings and develop new technologies.

Marketing and Sales.

	Nine Months Ended October 31,		Variance
(In thousands)	2009	2008	Dollars
Marketing and sales	$436,647	$389,930	$46,717
Percent of total revenues	46%	49%

Marketing and sales expenses were $436.6 million, or 46 percent of total revenues, during the nine months ended October 31, 2009, compared to $389.9 million, or 49 percent of total revenues, during the same period a year ago, an increase of $46.7 million. The increase in absolute dollars was primarily due to increases of $29.7 million in employee related costs, $2.2 million in stock-based expenses, $1.6 million of amortized purchased intangibles, $4.4 million in allocated overhead, $4.7 million in professional and outside service costs and an increase of $4.1 million in advertising costs and marketing and event costs. Our marketing and sales headcount increased by 4 percent since January 31, 2009 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base which is less than the same period a year ago.

General and Administrative.

	Nine Months Ended October 31,		Variance
(In thousands)	2009	2008	Dollars
General and administrative	$139,818	$117,797	$22,021
Percent of total revenues	15%	15%

General and administrative expenses were $139.8 million, or 15 percent of total revenues, during the nine months ended October 31, 2009, compared to $117.8 million, or 15 percent of total revenues, during the same period a year ago, an increase of $22.0 million. The increase was primarily due to increases in employee-related costs, stock-based expenses, infrastructure related costs, and professional and outside service costs. Our general and administrative headcount increased by 10 percent since January 31, 2009 as we added personnel to support our growth.

Operating Income.

	Nine Months Ended October 31,		Variance
(In thousands)	2009	2008	Dollars
Operating income	$89,753	$47,652	$42,101
Percent of total revenues	9%	6%

Operating income during the nine months ended October 31, 2009 was $89.8 million and included $62.9 million of stock-based expenses related to ASC 718. During the same period a year ago, operating income was $47.7 million and included $56.2 million of stock-based expenses.

Interest, Net.

	Nine Months Ended October 31,		Variance
(In thousands)	2009	2008	Dollars
Interest, net	$18,987	$17,270	$1,717
Percent of total revenues	2%	2%

Interest, net consists of investment income on cash and marketable securities balances and realized gains and losses. Interest, net was $19.0 million during the nine months ended October 31, 2009 and was $17.3 million during the same period a year ago. The increase was primarily due to increased marketable securities balances resulting from the cash generated by operating activities and the proceeds from stock option exercises. Additionally, in fiscal 2009, we recorded a $2.0 million loss related to marketable securities.

Other Expense.

	Nine Months Ended October 31,		Variance
(In thousands)	2009	2008	Dollars
Other expense	$(1,037)	$(1,069)	$32

Other expense primarily consists of foreign currency transaction gains and losses.

Provision for Income Taxes.

	Nine Months Ended October 31,		Variance
(In thousands)	2009	2008	Dollars
Provision for income taxes	$(45,426)	$(29,693)	$(15,733)
Effective tax rate	42%	47%

Our effective tax rate for the nine months ended October 31, 2009 was 42 percent compared to 47 percent for the same period a year ago. The decrease in the effective tax rate for the nine months was attributable to a higher proportion of income in countries with lower income tax rates than the U.S. statutory tax rate as well as tax benefits derived from domestic manufacturing deductions in this fiscal year. See Note 1 “Summary of Business and Significant Accounting Policies” for our reconciliation of income taxes at the statutory federal rate to the provision for income taxes.

In addition, on February 20, 2009, the State of California enacted several income tax law changes which include an election to apply a single sales factor apportionment formula and adoption of a market sourcing approach for service income that will impact us beginning in fiscal 2012. As a result, we revalued the anticipated future tax effects of our California temporary differences including stock based compensation and purchased intangibles. Accordingly, we recorded an income tax expense of $2.5 million during the nine months ended October 31, 2009.

New Accounting Pronouncement

In September 2009, the FASB issued Update No. 2009-13, “Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) requires the use of the relative selling price method to allocate the entire arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We are currently assessing the future impact of this new accounting pronouncement to our condensed consolidated financial statements.

Liquidity and Capital Resources

At October 31, 2009, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1.1 billion and accounts receivable of $191.3 million.

Net cash provided by operating activities was $179.4 million during the nine months ended October 31, 2009 and $154.0 million during the same period a year ago. The improvement in cash flow was due primarily to the growth in our customer base and the associated increase in billings and collections. Cash provided by operating activities has historically been affected by: the amount of net income; sales of subscriptions, support and professional services; changes in working capital accounts, particularly in accounts receivable and deferred revenue due to the seasonal nature of our customer invoicing, changes in the average invoice duration, rate of renewals and the rate of new business growth; the timing of commission and bonus payments; collections from large enterprise customers; add-backs of non-cash expense items such as depreciation and amortization; and the expense associated with stock-based awards.

Net cash used in investing activities was $473.6 million during the nine months ended October 31, 2009 and $131.7 million during the same period a year ago. The net cash used in investing activities during the nine months ended October 31, 2009 primarily related to the investment of operating cash balances and cash equivalents and capital expenditures in leasehold improvements, and the purchase of software licenses as we have expanded our infrastructure, number of offices around the world and work force, and the purchase of a privately-held company.

Net cash provided by financing activities was $59.5 million during the nine months ended October 31, 2009 and $82.6 million during the same period a year ago. Net cash provided by financing activities during the nine months ended October 31, 2009 consisted of $32.9 million of proceeds from the exercise of employee stock options, $32.5 million of excess tax benefits from employee stock plans and $5.9 million of principal payments on capital leases.

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

As of October 31, 2009 our investment portfolio included $7.4 million invested in The Reserve Fund with an estimated fair value of $6.2 million. During fiscal 2009 we recorded a $1.2 million loss related to this decline in fair value that is considered other-than-temporary. While we believe we have the rights to the recovery of the entire $7.4 million investment, we cannot predict the amount that we will ultimately receive. Therefore, we have recorded the aforementioned other-than-temporary loss.

As of October 31, 2009 we have a total of $10.5 million in letters of credit outstanding in favor of our landlords for office space in San Francisco, California, New York City, Singapore, Sweden, United Kingdom, Australia and Switzerland. To date, no amounts have been drawn against the letters of credit, which renew annually and mature at various dates through October 2018.

We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. Additionally, we currently do not have a bank line of credit.

Our principal commitments consist of obligations under leases for office space and co-location facilities for data center capacity and the development and test data center, and computer equipment and furniture and fixtures. At October 31, 2009, the future non-cancelable minimum payments under these commitments were as follows:

	Capital Leases	Operating Leases
Fiscal Period:
Remaining three months in fiscal 2010	$1,909	$24,734
Fiscal 2011	8,436	75,210
Fiscal 2012	7,555	55,382
Fiscal 2013	1,074	42,126
Fiscal 2014	—	31,419
Thereafter	—	62,613

Total minimum lease payments	18,974	$291,484

Less: amount representing interest	(1,187)

Present value of capital lease obligations	$17,787

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

Interest rate sensitivity

We had cash, cash equivalents and marketable securities totaling $1.1 billion at October 31, 2009. These amounts were invested primarily in money market funds, government securities, corporate notes and obligations, agency securities and other debt securities with credit ratings of at least BBB or better by at least two credit agencies. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

We account for our investment instruments in accordance with ASC 320. All of our cash and cash equivalents and marketable securities are treated as “available for sale” under ASC 320. Our marketable securities include corporate notes and obligations, U.S. treasuries, U.S. agency obligations, time deposits, asset-backed securities and money market mutual funds.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in the market value due to changes in interest rates. However because we classify our debt securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Our fixed-income portfolio is subject to interest rate risk. An immediate increase or decrease in interest rates of 100-basis points at October 31, 2009 could result in a $12.8 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

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

We currently serve our customers from a third-party data center hosting facility located on the west coast of the United States and we plan to begin to serve some customers from a third-party data center hosting facility located on the east coast of the United States. Additionally, we recently started serving customers from a new data center hosting facility in Singapore. Any damage to, or failure of, our systems generally could result in interruptions in our service. As we continue to add capacity in our existing and future data centers, we may move or transfer data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Further, any damage to, or failure of, our systems generally could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

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

Weakened global economic conditions may adversely affect our industry, business and results of operations.

Our overall performance depends in part on worldwide economic conditions. The United States and other key international economies have been impacted by a severe recession, characterized by falling demand for a variety of goods and services, restricted credit, going concern threats to financial institutions, major multinational companies and medium and small businesses, poor liquidity, declining asset values, reduced corporate profitability, extreme volatility in credit, equity and foreign exchange markets and bankruptcies. These conditions affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our enterprise cloud computing application service, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts, or affect renewal rates, all of which could adversely affect our operating results. Companies that have competing products may reduce prices for competing products or services which could also reduce our average selling prices and harm our operating results.

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

Our customers have no obligation to renew their subscriptions for our service after the expiration of their initial subscription period, which is typically 12 to 24 months, and in fact, some customers have elected not to renew. In addition, our customers may renew for fewer subscriptions or renew for shorter contract lengths. We cannot accurately predict renewal rates, particularly for our enterprise customers who purchase a large number of subscriptions under multi-year contracts and for our small and medium size business customers. Our renewal rates may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with our service, customers’ ability to continue their operations and spending levels, decreases in the number of users at our customers and deteriorating general economic conditions. If our customers do not renew their subscriptions for our service or reduce the number of paying subscriptions at the time of renewal, our revenue will decline and our business will suffer.

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

•

packaged CRM software vendors, some of which offer hosted services, such as CDC Software Corporation, a subsidiary of chinadotcom corporation, Consona Corporation, Pivotal Corporation, which is owned by Sage Group plc, and SugarCRM;

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

In addition, we are subject to income tax audits by many tax jurisdictions throughout the world. Although we believe our income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.

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

Dated: November 25, 2009

salesforce.com, inc.

/s/ Graham Smith
Graham Smith Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)