Form 10-K
period 2010-01-31
SALESFORCE COM INC
filed 2010-03-11
CIK 1108524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes    ☐    No  ☒

Based on the closing price of the Registrant’s common stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was July 31, 2009, the aggregate market value of its shares (based on a closing price of $43.34 per share) held by non-affiliates was approximately $6.0 billion. Shares of the Registrant’s common stock held by each executive officer and director and by each entity or person that owned 5 percent or more of the Registrant’s outstanding common stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2010, there were approximately 127.2 million shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its fiscal 2010 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended January 31, 2010, are incorporated by reference in Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

salesforce.com, inc.

i

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) in Item 7, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our business strategy and our plan to build our business, the expenses associated with increasing our data center capacity, our anticipated growth, trends in our business, new application service features, our strategy of acquiring or making investments in complementary businesses, joint ventures, services and technologies, the effect of general economic and market conditions, sudden declines in the fair value of our investments in cash equivalents and marketable securities, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the potential availability of additional tax assets in the future and related matters, the impact of expensing stock options, the sufficiency of our capital resources, and our strategy to be the leading provider of CRM application services and the leading platform on which customers and partners build cloud computing applications, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors” in Item 1A and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

ITEM 1.	BUSINESS

Overview

We are a leading provider of enterprise cloud computing applications. We provide a comprehensive customer and collaboration relationship management, or CRM, service to businesses of all sizes and industries worldwide and we provide a technology platform for customers and developers to build and run business applications.

We were incorporated in Delaware in February 1999, and founded on the simple concept of delivering enterprise business applications via the Internet or “cloud”. Cloud computing refers to the use of Internet-based computing, storage and connectivity technology for a variety of different services. We introduced our first service in February 2000. Since then, we have augmented our CRM service with new editions and enhanced features. We have also introduced other enterprise cloud computing applications on our Force.com platform to customers and developers so they can build complementary applications to extend beyond CRM. Additionally, we have introduced our AppExchange directory of enterprise cloud computing applications that are integrated with our CRM service and in most cases have been developed on our platform by third parties.

Our principal executive offices are located in San Francisco, California and our principal website address is www.salesforce.com. Our office address is The Landmark @ One Market, Suite 300, San Francisco, California

94105.

We designed and developed our offering to be an easy-to-use and intuitive solution that can be deployed rapidly, customized easily and integrated with other software applications. We deliver our service through any of the market-leading Web browsers. Customers who use our CRM services and platform are able to avoid much of the expense and complexity of traditional enterprise software development and implementations. As a result, our customers incur less risk and lower upfront costs and benefit from increased productivity.

We market our service to businesses on a subscription basis, primarily through our direct sales efforts and indirectly through partners. Through our Force.com platform and developer tools and our AppExchange, we also encourage third parties to develop additional functionality and applications that run on our platform, but which are sold separately from, or in conjunction with, our CRM service.

Cloud Computing

Cloud computing fundamentally changes the way enterprise business software applications are developed and deployed. Application developers no longer need to create and manage their own infrastructure of servers, storage, network devices, operating system software and development tools in order to create a business application. Instead, the entire infrastructure is managed by third parties who specialize in infrastructure management, and developers simply use an Internet browser to access the development environment. Application users can gain access to a variety of business applications via an Internet browser or mobile device, and are able to take advantage of a robust, secure, scalable and highly available application at a relatively low cost, without the cost and complexity of managing the application.

Our vision of enterprise cloud computing is based on a multi-tenancy technology architecture and a subscription service business model. With multi-tenancy, multiple customers share application, platform and infrastructure services provided by the vendor. Subscriptions allow customers to pay a set amount over a contract period versus the relatively high upfront costs associated with traditional software.

Cloud Applications (formerly referred to as “Software-as-a-Service” or “SaaS”)

Cloud applications enable businesses to subscribe to a wide variety of application services that are developed specifically for, and delivered over, the Internet on an as-needed basis with little or no implementation services required and without the need to install and manage third-party software in-house.

Historically, only large businesses could afford to make investments in enterprise resource planning and CRM applications to gain an enterprise-wide view of business information and automate and improve basic processes. However, cloud applications are available to businesses of all sizes and across all industries. Multi-tenant architecture enables cloud vendors like us to leverage a common infrastructure and software code base across all of our customers who benefit from access to the most current release of the application, automated upgrades, more rapid innovation and the economies of a shared infrastructure.

We believe the shift to cloud applications provides significant benefits even beyond those associated with multi-tenant infrastructure. Businesses are able to realize many of the benefits offered by traditional enterprise software vendors, such as a comprehensive set of features and functionality and the ability to customize and integrate with other applications, while at the same time reducing the risks and lowering the total costs associated with owning enterprise software. As a result, we believe the continued emergence of cloud applications is bringing about a fundamental transformation in the enterprise software industry as businesses are offered the choice of replacing their purchased software with subscriptions to a wide range of application services.

Cloud Platforms (formerly referred to as “Platform-as-a-Service” or “PaaS”)

We believe that cloud applications and their related success in the market are the most widely understood segment of enterprise cloud computing. However, enterprise cloud computing also includes building cloud applications on an application development platform. This market is called the cloud platform market.

Application developers use cloud platform technology to build both custom applications for individual businesses or vertical industries, and horizontal applications to address standard business processes that can be sold to a broad range of potential customers. Application developers include corporate information technology

(“IT”) departments that typically develop applications for a company’s internal use and independent software vendors (“ISVs”) that develop applications to sell to customers. Traditionally, these developers have needed to purchase, install, test and maintain complex software and hardware infrastructure to develop and deliver their applications. This requirement resulted in more time and resources being spent maintaining infrastructure and less time and resources being available to actually develop applications, with a resulting reduction in innovation and productivity levels.

Cloud platforms enable corporate IT developers and ISVs to leverage the benefits of a multi-tenant platform for developing new applications. Cloud platforms allow developers to build applications with a browser and an Internet connection, just as cloud applications allow users to use applications through a browser. In addition, developers typically pay no upfront costs when building cloud applications, with costs only to be incurred at the point of application deployment.

Our Solution

Our CRM applications help companies better record, track, manage, analyze and share information regarding sales, customer service and support, and marketing operations. Our Force.com cloud computing platform, which was introduced in 2007, allows customers and partners to more extensively customize and integrate our applications or build entirely new cloud applications beyond CRM without having to invest in new software, hardware and related infrastructure. These newly developed applications, which are hosted and run on our infrastructure, can then be used for internal operations or sold to third parties. We also offer the AppExchange, an online directory for cloud applications, where customers can browse, test-drive and deploy applications from salesforce.com and our partners. Since we introduced the AppExchange directory in 2006, more than 800 applications developed mostly by our partners have been posted to the directory.

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

Key advantages of our solution include:

•

Secure, scalable and reliable delivery platform. The delivery platform for our service has been designed to provide our customers with high levels of performance, reliability, and security. We have built, and continue to invest in, a comprehensive security infrastructure, including firewalls, intrusion detection systems, and encryption for transmissions over the Internet, which we monitor and test on a regular basis. In addition, all of our customers’ data is replicated in near real-time to help protect the data and ensure service continuity in the event of a major disaster. We built and maintain a multi-tenant application architecture that has been designed to enable our service to scale securely, reliably, and cost-effectively. Our multi-tenant application architecture maintains the integrity and separation of customer data while still permitting all customers to use the same application functionality simultaneously. Our architecture also enables customers to segment access privileges across their user base.

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

•

Ease of integration. Our platform is designed to enable IT professionals to integrate our service with existing applications quickly and seamlessly. Our Force.com platform provides a set of application programming interfaces, or “APIs”, that enable customers and independent developers to both integrate our service with existing third-party, custom, and legacy applications and write their own application services that integrate with our service. For example, many of our customers use the Force.com API to move customer-related data from custom-developed and legacy applications into our service on a periodic basis to provide greater visibility into their activities. Other customers and partners have, for example, developed their own talent management solutions and procurement solutions on the Force.com platform.

•

Rapid development of applications using the Force.com platform. Our customers and third party developers can develop applications rapidly because of the ease of use and the benefits of a multi-tenant platform.

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

•

Increasing innovation. By providing infrastructure and development environments on demand, we provide developers the opportunity to create new and innovative applications without having to invest in hardware and distribution. A developer with an idea for a new application can log onto our platform, develop, host and support their system on Force.com and make the application accessible for a fee to our customers.

•

High levels of user adoption. We have designed our service to be intuitive and easy to use. Since our service contains many tools and features recognizable to users of popular websites such as those of Amazon, eBay, and Google, it has a more familiar user interface than typical enterprise CRM applications. As a result, our users do not require substantial training on how to use and benefit from our service. We conduct extensive surveys of our users to gauge their experiences with our service so that we may determine potential areas of improvement. In addition, because of the nature of our service, we receive constant, automated feedback as to which features customers use or don’t use, allowing us to improve our service based on this information.

Our Strategy

Our objective is to be the leading provider of CRM application services. We also want to be the leading cloud computing platform on which our customers and partners build applications.

Key elements of our strategy include:

•

Strengthening our existing CRM applications and extending into new functional areas within CRM. We designed our service to easily accommodate new features and functions. We intend to continue to add CRM features and functionality to our core service that we will make available to customers at no additional charge. We offer advanced editions for an additional subscription fee to customers that require enhanced CRM capabilities. We have a growing portfolio of applications that serve different customer segments and markets. We also regularly evaluate and execute acquisition or investment opportunities in complementary businesses, joint ventures, services and technologies in an effort to strengthen and extend our service CRM offerings. We expect to continue to make such investments and acquisitions in the future.

•

Pursuing new customers and new territories aggressively. We believe that our cloud application and platform offerings provide significant value for businesses of any size. As a result, we will continue to aggressively target businesses of all sizes, primarily through our direct sales force. We have steadily increased and plan to continue to increase the number of direct sales professionals we employ, and we intend to develop additional distribution channels for our service. We have created several editions of our service to address the distinct requirements of businesses of different sizes. We also believe that there is a substantial market opportunity for our service outside of North America. We plan to continue to aggressively market to customers outside of North America by recruiting local sales and support professionals and by building partnerships that help us add customers in these regions.

•

Deepening relationships with our existing customer base. We believe there is significant opportunity to leverage our relationships with existing customers. As the customer realizes the benefits of our service, we aim to either upgrade our customers to higher premium priced editions or sell more subscriptions by targeting additional functional areas and business units within the customer organization and ultimately pursuing enterprise-wide deployments. We aim to have our customers renew their subscriptions at the end of their contractual terms and run customer success and other programs in an effort to secure renewals of existing customers.

•

Continuing to lead the industry transformation to cloud computing. We believe that the market transformation to cloud applications and platforms is a growing trend in the information technology industry. We enable customers of all sizes to benefit from the capabilities of enterprise software applications. We believe we have established a leadership position in this new enterprise cloud computing industry both as a successful vendor of CRM application services and also as an enabler for third parties to create their own cloud applications through our platform. We seek to extend our leadership position in this industry by continuing to innovate and bringing new application and platform services and value-added technologies to market, as well as by providing the tools needed by third parties to develop their own cloud applications on our platform.

•

Encouraging the development of third-party applications on our Force.com cloud computing platform. Our Force.com cloud computing platform enables existing customers, ISVs and third-party developers to develop and deliver cloud applications they have built in our multi-tenant environment. It is a platform on which applications can be created, tested, published, and run. In addition, these applications can be listed on the AppExchange, our online marketplace of cloud applications, or sold by ISVs. We believe the ecosystem of cloud developers and ISVs will address the business requirements of both current and potential customers.

The Salesforce CRM Service

Our comprehensive array of services enable customers and subscribers to systematically record, store, analyze, share, and act upon business data and to help businesses manage customer accounts, track sales leads, evaluate marketing campaigns, and provide post-sales service. We also enable companies to generate reports and summaries of this data and share them with authorized individuals across functional areas. Most of the features of our service can be accessed through a variety of devices, including laptop computers and mobile devices. Additionally, our service is highly configurable in a short amount of time, enabling our customers to tailor its appearance, policy settings, language, workflow, reports, and other characteristics without the use of significant IT resources or consultants.

During fiscal 2010, our services were marketed under the two brands, the Sales Cloud and the Service Cloud:

•

Sales Cloud. The sales force automation features of our application services are marketed under our Sales Cloud brand. Through the Sales Cloud, users are able to be more productive through the automation of manual and repetitive tasks and access to better and more organized data about their current customers and prospects. Our customers are also able establish a system and process for recording, tracking, and sharing information about sales opportunities, sales leads, sales forecasts, the sales process, and closed business, as well as managing sales territories. Our customers are also better able to manage unstructured information such as sales collateral, presentations, price lists, and video assets. In addition, the Sales Cloud encompasses partner relationship management functionality (including channel management and partner portals) and marketing automation (including campaigns, ROI tracking, and Google AdWords integration).

•

Service Cloud. Our customer service and support automation features are marketed under our Service Cloud brand. Through the Service Cloud, companies are able to maintain better relationships with their existing customers and more efficiently address a variety of service and support needs, such as advice about products and services, requests for repairs, complaints about faulty goods, and the need for additional goods and services. Using the Service Cloud, customers can leverage our complete cloud-computing platform to deliver a comprehensive solution for their customer service interactions across every service channel: call centers with phone, email, and chat; Web portals for self-service and customer collaboration; and community interactions within social networks.

As of January 31, 2010, we offered five principal editions of our service for a fee: Contact Manager Edition, Group Edition, Professional Edition, Enterprise Edition, and Unlimited Edition. We derived over 90 percent of our revenues from subscriptions to, and support for, our service in fiscal 2010.

•

Contact Manager Edition. Contact Manager Edition, which is limited to five subscribers, is targeted primarily at individuals and small businesses that seek basic contact and customer management. Users can track customer contacts and manage tasks and activities.

•

Group Edition. Group Edition, which is also limited to five subscribers, is targeted primarily at small businesses and workgroups that seek a basic sales force automation solution. Users can share important customer data and manage their customer relations—from the start of the sales cycle to closing the deal to providing basic customer service. In addition to everything available in Contact Manager Edition, Group Edition offers access to opportunities, accounts, contacts, tasks and basic reports. Using the Force.com platform, customers can further extend and customize Group Edition by adding additional custom tabs and/or a custom application.

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

•

Enterprise Edition. Enterprise Edition is designed to meet the complex business needs of large organizations with many divisions or departments. In addition to all of the functionality available in Professional Edition, Enterprise Edition offers customers:

•

advanced CRM functionality, such as territory management that uses a rule-based territory assignment engine to categorize accounts and users into territories, products, and schedules that track revenue and quantity by opportunities;

•	multi-divisional sharing and permissions such as profile-based departmental security and sharing;

•	workflow and business process control such as workflow automation tasks; and

•	enterprise customization and integration tools that can support large-scale deployments, such as APIs for back-office integration that enable companies to readily integrate Salesforce CRM with

ERP applications and other data sources. Customers also have greater flexibility and control to fully extend and customize our service by adding more custom applications, custom tabs, and/or custom objects.

•

Unlimited Edition. Unlimited Edition is our most fully featured edition, with exclusive features available only in Unlimited Edition and bundled add-on features included at a significant cost saving over the total price of the individual features. In addition to all of the functionality available in Enterprise Edition, Unlimited Edition includes unlimited installations from the AppExchange, increased customization and extension possibilities that customers can implement on their own, including Force.com sandbox (described below), mobile accessibility, Premier Support with Administration, and additional storage.

Each of the editions described above entitles customers to our standard customer support services. For advanced customers with more complex business needs, we provide additional levels of fee-based customer support.

In addition to the five paying editions, we continue to innovate and develop additional products and services as optional add-on subscriptions to better meet different customers’ needs. Examples include:

•

Offline and mobile accessibility allows customers to view and modify their CRM data, such as accounts, contacts, opportunities, tasks, and events, while in the field. Offline and mobile accessibility is included in all Enterprise and Unlimited Edition service subscriptions. Customers of Professional Edition can choose to subscribe to either or both as an add-on service.

•

Force.com’s sandbox enables customers to test new customizations or features before deploying them. Customers can use sandbox to install, modify, and test applications downloaded from the AppExchange or to create a development environment for building and testing integrations and internally built applications. Additionally, customers may use sandbox as an exact replica of their production Salesforce CRM systems for employee-training purposes. Customers of Professional Edition and Enterprise Edition can choose to subscribe to sandbox as an add-on service.

Force.com Platform

The Force.com cloud computing platform, which is marketed under our Custom Cloud brand, enhances the attractiveness of our service, particularly to enterprise customers. The Force.com platform provides a feature set and technology environment for building business applications, including data models and objects to manage data, a workflow engine for managing collaboration of data between users, a user interface model to handle forms and other interactions, and a Web services API for programmatic access and integration. The Force.com platform provides the tools and infrastructure required to:

•	deploy our application service for CRM;

•	customize and integrate existing enterprise software applications;

•	create and deploy new business applications that are pre-integrated with our service and leverage the same user interface or customize the user interface specific to customer requirements; and

•	sample and deploy applications built by third parties from the AppExchange.

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

As the reach of our enterprise cloud computing application services grows, partners and other third party consulting and professional service providers will likely play a more integral part in also providing these consulting and implementation services to our customers.

Training & Certification

We offer a number of traditional classroom and online educational classes that address topics such as implementing, using, administering and developing on our service. We also offer classes for our partners who implement our service on behalf of our customers. We bill the traditional classroom and some of the online educational classes on a per person, per class basis. There is a selection of online educational classes available at no charge to customers who subscribe to our service.

In order to expand our reach to the growing customer base, we have also established an Authorized Training Center program that allows authorized third party training partners to deliver training curricula. Additionally, as the population of administrators, developers, consultants and partners grows, we established a training and examination program for Salesforce certification in specific areas of expertise.

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

We built our service as a highly scalable, multi-tenant application written in Java and Oracle PL/SQL. We use commercially available hardware and a combination of proprietary and commercially available software, including database software from Oracle Corporation, to provide our service. The application server is custom- built and runs on a lightweight Java Servlet and Java Server Pages engine. We have custom-built core services such as database connection pooling and user session management tuned to our specific architecture and environment, allowing us to continue to scale our service. We have combined a stateless environment, in which a user is not bound to a single server but can be routed in the most optimal way to any number of servers, with an advanced data caching layer. Our customers can access the service through any Web browser.

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

Operations

We currently serve our customers from third-party data center hosting facilities located on the west and east coasts of the United States. Additionally, we recently started serving customers from a new data center hosting facility in Singapore. All of our hosting facilities are currently leased from Equinix, Inc., except for features added through acquisition which are temporarily served through alternate facilities.

The Equinix facilities are built to the same critical systems building codes as hospitals and other vital infrastructure. The facilities are secured by around-the-clock guards, biometric access screening and escort-controlled access, and are supported by on-site backup generators in the event of a power failure. As part of our current disaster recovery arrangements, all of our customers’ data is currently replicated in near real-time. This strategy is designed to both protect our customers’ data and ensure service continuity in the event of a major disaster. Even with the disaster recovery arrangements, our service could be interrupted.

Our agreement with Equinix provides for Equinix to supply space in its secure facilities as well as power. Bandwidth to the Internet is provided by multiple independent companies. We continuously monitor the performance of our service. The monitoring features we have built or licensed include centralized performance consoles, automated load distribution tools and various self-diagnostic tools and programs.

In addition we have a data center in San Francisco, which is primarily for internal information technology, development and quality assurance infrastructure.

Customers

Our revenues are divided among small businesses (companies with fewer than 200 employees), medium-size businesses (200 or more employees and up to $1 billion in annual revenues), and large businesses (over $1 billion in annual revenues). The number of paying subscriptions at each of our customers ranges from one to tens of thousands. None of our customers accounted for more than 5 percent of our revenues in fiscal 2010, 2009, or 2008.

Sources of Revenue

We generally recognize revenue ratably over the contract terms beginning on the commencement date of each contract. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. The deferred revenue balance on our Consolidated Balance Sheet does not represent the total contract value of an annual or multi-year, non-cancelable subscription agreements. Unbilled deferred revenue was over $1.0 billion as of January 31, 2010 and over $700.0 million as of January 31, 2009. Unbilled deferred revenue represents future billings under our non-cancelable subscription agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue. We expect that the amount of unbilled deferred revenue may change from year-to-year for several reasons, including the specific timing and duration of large customer subscription agreements, varying billing cycles of non-cancelable subscription agreements, the specific timing of customer renewals, foreign currency fluctuations, the timing of when unbilled deferred revenue is to be recognized as revenue, and changes in customer financial circumstances. For multi-year subscription agreements billed annually, the associated unbilled deferred revenue is typically high at the beginning of the contract period, zero just prior to renewal, and increases if the agreement is renewed. Low unbilled deferred revenue attributable to a particular subscription agreement is often associated with an impending renewal and may not be an indicator of the likelihood of renewal or future revenue from such customer. Accordingly, we expect that the amount of aggregate unbilled deferred revenue will change from year-to-year depending in part upon the number and dollar amount of subscription agreements at particular stages in their renewal cycle. Such fluctuations are not a reliable indicator of future revenues.

Sales, Marketing and Customer Support

We organize our sales and marketing programs by geographic regions, including North America, Europe, Japan, and the Asia Pacific region other than Japan.

Direct Sales

We sell subscriptions to our service primarily through our direct sales force comprised of inside sales, which consists of personnel that sell to customers primarily by phone, and field sales personnel, that are primarily based in geographic territories comprising customers and prospects. Both our inside sales and field sales personnel are supported by telesales representatives who are primarily responsible for generating qualifying leads. Our small business, general business and enterprise account executives and account managers focus their efforts on small, medium-size and large enterprises, respectively.

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

Our primary marketing activities include:

•	press and industry analyst relations to garner third-party validation and generate positive coverage for our company and product strategy;

•	user conferences and launch events, as well as participation in trade shows and industry events, to create customer awareness and prospect enthusiasm;

•	search engine marketing and online and print advertising to drive traffic to our Web properties;

•	Web site development to engage and educate prospects and generate interest through product information and demonstrations, free trials, case studies, white papers, and marketing collateral;

•	email, direct mail, and phone campaigns to capture leads that can be funneled into our sales organization;

•	use of customer testimonials; and

•	sales tools and field marketing events to enable our sales organization to more effectively convert pipeline into completed transactions.

Customer Service and Support

Our global customer support group responds to both business and technical inquires from our customers relating to how to use our products and is available to customers by the web, telephone and email.

Basic customer support during business hours is available at no charge to customers who purchase any of our paying editions. Premier customer support includes extended availability and additional services, such as an assigned support representative and/or administrator. Premier customer support is available for a separate fee, or is included in our Unlimited Edition. Additional support services include developer support and partner support.

International Sales

We generate approximately 30 percent of our total revenues from customers in Europe and Asia Pacific, including Japan. We expect international markets to provide increased opportunities for our applications and services in the future. Our current international efforts are focused on strengthening our direct sales and marketing presence outside of North America, and generating more revenues from these regions.

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

We believe the principal competitive factors in our market include the following:

•	proven track record of customer success;

•	speed and ease of implementation;

•	product functionality;

•	financial stability and viability of the vendor;

•	product adoption;

•	ease of use and rates of user adoption;

•	low total cost of ownership and demonstrable cost-effective benefits for customers;

•	performance, security, scalability, flexibility and reliability of the service;

•	ease of integration with existing applications;

•	quality of customer support;

•	availability and quality of implementation, consulting and training services; and

•	vendor reputation and brand awareness.

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

As of January 31, 2010, we have several issued U.S. patents and many pending U.S. and international patent applications. We have received in the past, and may receive in the future, communications from third parties claiming that we have infringed the intellectual property rights of others. The cost to defend or settle these claims could be material to the net income or cash flows or both of a particular quarter. Our technologies may not be able to withstand any third-party claims against their use. The outcome of any litigation is inherently uncertain. Any intellectual property claims, with or without merit, could be time-consuming and expensive to resolve, could divert management attention from executing our business plan and could require us to change our technology, change our business practices and/or pay monetary damages or enter into short- or long-term royalty or licensing agreements which may not be available in the future at the same terms or at all. In addition, many of our subscription agreements require us to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim. Any adverse determination related to intellectual property claims or litigation could prevent us from offering our service to others, or could otherwise adversely affect our operating results or cash flows or both in a particular quarter.

Employees

As of January 31, 2010, we had 3,969 employees. None of our employees is represented by a labor union.

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

The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations, cash flows and financial condition.

Risks Related to Our Business and Industry

Defects or disruptions in our service could diminish demand for our service and subject us to substantial liability.

Because our service is complex and we have incorporated a variety of new computer hardware and software, both developed in-house and acquired from third party vendors, our service may have errors or defects that users identify after they begin using it that could result in unanticipated downtime for our subscribers and harm our reputation and our business. Internet-based services frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in our service and new errors in our existing service may be detected in the future. In addition, our customers may use our service in unanticipated ways that may cause a disruption in service for other customers attempting to access their data. Since our customers use our service for important aspects of their business, any errors, defects, disruptions in service or other performance problems with our service could hurt our reputation and may damage our customers’ businesses. If that occurs, customers could elect not to renew, or delay or withhold payment to us, we could lose future sales or customers may make warranty or other claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation.

Interruptions or delays in service from our third-party data center hosting facilities could impair the delivery of our service and harm our business.

We currently serve our customers from third-party data center hosting facilities located on the west and east coasts of the United States. Additionally, we recently started serving customers from a new data center hosting facility in Singapore. Any damage to, or failure of, our systems generally could result in interruptions in our service. As we continue to add data centers and add capacity in our existing data centers, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Further, any damage to, or failure of, our systems generally could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

As part of our current disaster recovery arrangements, our production environment and all of our customers’ data is currently replicated in near real-time in a facility located on the east coast. Features added through acquisition are temporarily served through alternate facilities. We do not control the operation of any of these facilities, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service. Even with the disaster recovery arrangements, our service could be interrupted.

If our security measures are breached and unauthorized access is obtained to a customer’s data or our data, our service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.

Our service involves the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. These security measures may be breached as a result of third-party action, employee error, malfeasance or otherwise, during transfer of data to additional data centers or at any time, and result in someone obtaining unauthorized access to our data or our customers’ data. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data or our customers’ data. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our customers may authorize third party technology providers, whose applications are available through our AppExchange directory, to access their customer data. Because we do not control the transmissions between our customers and third-party AppExchange technology providers, or the processing of such data by third-party AppExchange technology providers, we cannot ensure the complete integrity or security of such transmissions or processing. Any security breach could result in a loss of confidence in the security of our service, damage our reputation, lead to legal liability and negatively impact our future sales.

Weakened global economic conditions may adversely affect our industry, business and results of operations.

Our overall performance depends in part on worldwide economic conditions. The United States and other key international economies have been impacted by falling demand for a variety of goods and services, restricted credit, going concern threats to major multinational companies and medium and small businesses, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets and bankruptcies. These conditions affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our enterprise cloud computing application service, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts, or affect renewal rates, all of which could adversely affect our operating results.

Because we recognize revenue from subscriptions for our service over the term of the subscription, downturns or upturns in sales may not be immediately reflected in our operating results.

We generally recognize revenue from customers ratably over the terms of their subscription agreements, which are typically 12 to 24 months, although terms can range from one to 60 months. As a result, most of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may not be immediately reflected in our revenue results for that quarter. Such a decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our service, and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term. In addition, we may be unable to adjust our cost structure to reflect the changes in revenues.

We cannot accurately predict subscription renewal or upgrade rates and the impact these rates may have on our future revenue and operating results.

Our customers have no obligation to renew their subscriptions for our service after the expiration of their initial subscription period, which is typically 12 to 24 months, and in fact, some customers have elected not to renew. In addition, our customers may renew for fewer subscriptions, renew for shorter contract lengths, or renew for lower cost editions of our service. We cannot accurately predict renewal rates, particularly for our enterprise customers who purchase a large number of subscriptions under multi-year contracts and for our small and medium size business customers. Our renewal rates may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with our service, customers’ ability to continue their operations and spending levels, decreases in the number of users at our customers and deteriorating general economic conditions. If our customers do not renew their subscriptions for our service or reduce the number of paying subscriptions at the time of renewal, our revenue will decline and our business will suffer.

Our future success also depends in part on our ability to sell additional features and services, more subscriptions or enhanced editions of our service to our current customers. This may also require increasingly sophisticated and costly sales efforts that are targeted at senior management. Similarly, the rate at which our customers purchase new or enhanced services depends on a number of factors, including general economic conditions. If our efforts to upsell to our customers are not successful, our business may suffer.

If we experience significant fluctuations in our rate of anticipated growth and fail to balance our expenses with our revenue forecasts, our results could be harmed.

Due to our evolving business model, the unpredictability of new markets that we enter and the unpredictability of future general economic and financial market conditions, we may not be able to accurately forecast our rate of growth. We plan our expense levels and investment on estimates of future revenue and future anticipated rate of growth. We may not be able to adjust our spending quickly enough if the addition of new subscriptions or the renewal rate for existing subscriptions falls short of our expectations.

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

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have received in the past and may receive in the future communications from third parties claiming that we have infringed the intellectual property rights of others. During fiscal 2009, we received a communication from a large technology company alleging that we were infringing some of their patents. We continue to analyze the potential merits of their claims, the potential defenses to such claims and potential counter claims, and the possibility of a license agreement as an alternative to litigation. We are currently in discussions with this company and no litigation has been filed to date. However, there can be no assurance that this claim will not lead to litigation in the future. The resolution of this claim is not expected to have a material adverse effect on our financial condition, but it could be material to the net income or cash flows or both of a particular quarter. We have been, and may in the future be, sued by third parties for alleged infringement of their proprietary rights. Our technologies may not be able to withstand any third-party claims against their use. The outcome of any litigation is inherently uncertain. Any intellectual property claims, including the one referenced above, with or without merit, could be time-consuming and expensive to resolve, could divert management attention from executing our business plan and could require us to change our technology, change our business practices and/or pay monetary damages or enter into short- or long-term royalty or licensing agreements which may not be available in the future at the same terms or at all. In addition, many of our subscription agreements require us to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim. Any adverse determination related to intellectual property claims or litigation could prevent us from offering our service to others, or could otherwise adversely affect our operating results or cash flows or both in a particular quarter.

Our quarterly results can fluctuate and our stock price and the value of your investment could decline substantially.

Our quarterly operating results are likely to fluctuate. For example, our fourth quarter has historically been our strongest quarter for new business and renewals. The year-over-year compounding effect of this seasonality in billing patterns and overall new business and renewal activity causes the value of invoices that we generate in the fourth quarter to continually increase in proportion to our billings in the other three quarters of our fiscal year.

Additionally, some of the important factors that may cause our revenues, operating results and cash flows to fluctuate from quarter to quarter include:

•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ requirements;

•	the renewal rates for our service;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	the number of new employees added;

•	changes in our pricing policies whether initiated by us or as a result of intense competition;

•	the cost, timing and management effort for the introduction of new features to our service;

•	the rate of expansion and productivity of our sales force;

•	the length of the sales cycle for our service;

•	new product and service introductions by our competitors;

•	our success in selling our service to large enterprises;

•	variations in the revenue mix of editions of our service;

•	technical difficulties or interruptions in our service;

•	expenses related to increasing our data center capacity and expanding our data centers domestically and internationally;

•	changes in foreign currency exchange rates;

•	changes in interest rates and our mix of investments, which would impact our return on our investments in cash and marketable securities;

•	conditions, particularly sudden changes, in the financial markets have and may continue to impact the value of and access to our investment portfolio;

•	changes in the effective tax rates;

•

general economic conditions that may adversely affect either our customers’ ability or willingness to purchase additional subscriptions or upgrade their service, or delay a prospective customers’ purchasing decision, or reduce the value of new subscription contracts, or affect renewal rates;

•	timing of additional investments in our enterprise cloud computing application service and in our consulting service;

•	changes in deferred revenue balances due to the seasonal nature of our customer invoicing, changes in the average duration of our invoices, rate of renewals and the rate of new business growth;

•	regulatory compliance costs;

•	the timing of customer payments and payment defaults by customers;

•	costs associated with acquisitions of companies and technologies;

•	extraordinary expenses such as litigation or other dispute-related settlement payments;

•	the impact of new accounting pronouncements; and

•	the timing of stock awards to employees and the related adverse financial statement impact of having to expense those stock awards ratably over their vesting schedules.

Many of these factors are not within our control, and the occurrence of one or more of them might cause our operating results to vary widely. As such, we believe that quarter-to-quarter comparisons of our revenues, operating results and cash flows may not be meaningful and should not be relied upon as an indication of future performance.

Additionally, we may also fail to meet or exceed the expectations of securities analysts or investors, and the market price of our common stock. Moreover, our stock price may be based on expectations of our future performance that may be unrealistic or that may not be met.

As we acquire companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results and the value of your investment.

As part of our business strategy, we regularly evaluate investments in, or acquisitions of, complementary businesses, joint ventures, services and technologies, and we expect that periodically we will continue to make such investments and acquisitions in the future. Acquisitions and investments involve numerous risks, including:

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

•	delays in customer purchases due to uncertainty related to any acquisition;

•	the need to implement controls, procedures and policies appropriate for a public company at companies that prior to the acquisition lacked such controls, procedures and policies; and

•	challenges caused by distance, language and cultural differences.

In addition, if we finance acquisitions by issuing equity or convertible debt securities, our existing stockholders may be diluted which could affect the market price of our common stock. Further, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects may be seriously harmed and the value of your investment may decline.

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

If the market for our technology delivery model and an enterprise cloud computing application service develops more slowly than we expect, our business could be harmed.

The market for enterprise cloud computing application services is not as mature as the market for packaged enterprise software, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of enterprises, large and small, to increase their use of enterprise cloud computing application services in general, and for CRM in particular. Many enterprises have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to an enterprise cloud computing application service. Furthermore, some enterprises may be reluctant or unwilling to use enterprise cloud computing application services because they have concerns regarding the risks associated with security capabilities, among other things, of the technology delivery model associated with these services. If enterprises do not perceive the benefits of enterprise cloud computing application services, then the market for these services may not develop at all, or it may develop more slowly than we expect, either of which would significantly adversely affect our operating results. In addition, we may make errors in predicting and reacting to relevant business trends, which could harm our business. Our success also depends on the willingness of third-party developers to build applications that are complementary to our service. Without the development of these applications, both current and potential customers may not find our service sufficiently attractive. In addition, for those customers who authorize third-party technology partners access to their data, we do not warrant the functionality, security and integrity of the data transmission or processing. Despite contract provisions to protect us, customers may look to us to support and warrant the third-party applications, which may expose us to potential claims, liabilities and obligations for applications we did not develop or sell.

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

Our efforts to expand our service beyond the CRM market may not succeed and may reduce our revenue growth rate.

We derive substantially all of our revenue from subscriptions to our CRM enterprise cloud computing application service, and we expect this will continue for the foreseeable future. The market for our Force.com cloud computing platform is new and it is uncertain whether our efforts will ever result in significant revenue for us. Our efforts to expand our service beyond the CRM market may not succeed and may reduce our revenue growth rate.

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

If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expense. Any of our trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. While we have a few U.S. patents and many U.S. and international patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications. In addition, our existing patents and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our service is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

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

If we fail to develop our brands, our business may suffer.

We believe that developing and maintaining awareness of the salesforce.com brand and our other brands is critical to achieving widespread acceptance of our existing and future services and is an important element in attracting new customers. In the past, our efforts to build our brands have involved significant expense. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brands. If we fail to successfully promote and maintain our brands, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.

Sales to customers outside the United States expose us to risks inherent in international sales.

Because we sell our service throughout the world, we are subject to risks and challenges that we would otherwise not face if we conducted our business only in the United States. For example, sales in Europe and Asia Pacific together represented approximately 30 percent of our total revenues for the year ended January 31, 2010, and we intend to continue to expand our international sales efforts. The risks and challenges associated with sales to customers outside the United States include:

•	localization of our service, including translation into foreign languages and associated expenses;

•	laws and business practices favoring local competitors;

•	compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

•

treatment of revenue from international sources and changes to tax codes, including being subject to foreign tax laws and being liable for paying withholding income or other taxes in foreign jurisdictions;

•	regional data privacy laws that apply to the transmission of our customers’ data across international borders;

•	foreign currency fluctuations and controls;

•	different pricing environments;

•	difficulties in staffing and managing foreign operations;

•	different or lesser protection of our intellectual property;

•	longer accounts receivable payment cycles and other collection difficulties;

•	regional economic conditions; and

•	regional political conditions.

Any of these factors could negatively impact our business and results of operations.

Additionally, our international subscription fees are paid either in U.S. dollars or local currency. As a result, fluctuations in the value of the U.S. dollar and foreign currencies may make our service more expensive for international customers, which could harm our business.

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

Our customers can use our service to store contact and other personal or identifying information regarding their customers and contacts. Federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information obtained from consumers and individuals. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the businesses of our customers may limit the use and adoption of our service and reduce overall demand for it, or lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws. Furthermore, privacy concerns may cause our customers’ customers to resist providing the personal data necessary to allow our customers to use our service effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our service in certain industries.

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

All of these domestic and international legislative and regulatory initiatives may adversely affect our customers’ ability to collect and/or use demographic and personal information from their customers, which could reduce demand for our service. Many other jurisdictions have similar stringent privacy laws and regulations.

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

Because competition for our target employees is intense, we may not be able to attract and retain the highly skilled employees we need to support our operations and growing customer base.

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

Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses arising from share-based compensation, the valuation of deferred tax assets and liabilities and changes in federal, state or international tax laws and accounting principles. Increases in our effective tax rate could materially affect our net results.

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

Risks Relating to Ownership of Our Common Stock and our Convertible Senior Notes due 2015

The market price of our common stock is likely to be volatile and could subject us to litigation.

The trading prices of the securities of technology companies have been highly volatile. Accordingly, the market price of our common stock has been and is likely to continue to be subject to wide fluctuations. Factors affecting the market price of our common stock include:

•

variations in our operating results, earnings per share, cash flows from operating activities, deferred revenue, and other financial metrics and non-financial metrics, and how those results compare to analyst expectations;

•	forward looking guidance to industry and financial analysts related to future revenue and earnings per share;

•	the net increases in the number of customers, either independently or as compared with published expectations of industry, financial or other analysts that cover our company;

•	changes in the estimates of our operating results or changes in recommendations by securities analysts that elect to follow our common stock;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	announcements by us or by our competitors of mergers or other strategic acquisitions, or rumors of such transactions involving us or our competitors;

•	announcements of customer additions and customer cancellations or delays in customer purchases;

•	recruitment or departure of key personnel;

•	disruptions in our service due to computer hardware, software or network problems;

•	the economy as a whole, market conditions in our industry, and the industries of our customers;

•	trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding common stock; and

•	any other factors discussed herein.

In addition, if the market for technology stocks or the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price of our common stock might also decline in reaction to events that affect other companies within, or outside, our industry even if these events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. If we are subject of such litigation, it could result in substantial costs and a diversion of management’s attention and resources.

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

Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the market price of our common stock.

Our amended and restated certificate of incorporation and bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions among other things:

•	establish a classified board of directors so that not all members of our board are elected at one time;

•	permit the board of directors to establish the number of directors;

•	provide that directors may only be removed “for cause” and only with the approval of 66 2/3 percent of our stockholders;

•	require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and bylaws;

•	authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan (also known as a “poison pill”);

•	eliminate the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on merger, business combinations and other transactions between us and holders of 15 percent or more of our common stock.

Our debt service obligations may adversely affect our financial condition and cash flows from operations.

As a result of our sale of $575.0 million of 0.75 percent convertible senior notes in January 2010 (the “Notes”), we now have long-term debt that we have not had to maintain in the past.

Our maintenance of indebtedness could have important consequences because:

•	it may impair our ability to obtain additional financing in the future;

•	an increased portion of our cash flows from operations may have to be dedicated towards repaying the principal in 2015;

•	it may make us more vulnerable to downturns in our business, our industry or the economy in general.

Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulations. Our operations may not generate sufficient cash to enable us to service our debt. If we fail to make a payment on our debt, we could be in default on such debt.

We expect that the trading price of the Notes will be significantly affected by the market price of our common stock, which may be volatile, the general level of interest rates and our credit quality.

The market price of our common stock, as well as the general level of interest rates and our credit quality, will likely significantly affect the trading price of the Notes. Our common stock has experienced significant price and volume fluctuations.

We cannot predict whether the market price of our common stock will rise or fall. The market price of our common stock will be influenced by a number of factors, including general market conditions, variations in our operating results, earnings per share, cash flows, deferred revenue, other financial and non-financial metrics and other factors described in greater detail elsewhere in this section, many of which are beyond our control.

The market price of our common stock also could be affected by possible sales of common stock by investors who view the Notes as an attractive means of equity participation in us and by hedging or arbitrage activity involving our common stock that we expect to develop as a result of the issuance of the Notes. The hedging or arbitrage activity could, in turn, affect the trading prices of the Notes.

We also cannot predict whether interest rates will rise or fall. During the term of the Notes, interest rates will be influenced by a number of factors, most of which are beyond our control. However, if interest rates increase, the option value of the Notes’ convertibility feature will increase, but the yield of the Notes will decrease, and if interest rates decrease, the option value of the Notes’ convertibility feature will decrease, but the yield of the notes will increase.

In addition, our credit quality may vary substantially during the term of the Notes and will be influenced by a number of factors, including variations in our cash flows and the amount of indebtedness we have outstanding. Any decrease in our credit quality could negatively impact the trading price of the Notes.

We may issue additional shares of our common stock or instruments convertible into shares of our common stock, including in connection with the conversion of the Notes, and thereby materially and adversely affect the market price of our common stock and the trading price of the Notes.

We are not restricted from issuing additional shares of our common stock or other instruments convertible into, or exchangeable or exercisable for, shares of our common stock during the life of the Notes. If we issue additional shares of our common stock or instruments convertible into shares of our common stock, it may materially and adversely affect the market price of our common stock and, in turn, the trading price of the Notes. In addition, the conversion of some or all of the Notes may dilute the ownership interests of existing holders of our common stock, and any sales in the public market of any shares of our common stock issuable upon such conversion of the notes could adversely affect prevailing market price of our common stock. In addition, the anticipated conversion of the Notes could depress the market price of our common stock.

The Notes and the indenture that will govern the Notes contain limited protections against certain types of important corporate events and may not protect your investment upon the occurrence of such corporate events and will not protect your investment upon the occurrence of other corporate events.

The indenture for the Notes does not:

•	require us to maintain any financial ratios or specific levels of net worth, revenues, income, cash flows or liquidity;

•	protect holders of the Notes in the event that we experience significant adverse changes in our financial condition or results of operations;

•	limit our subsidiaries’ ability to incur indebtedness that would effectively rank senior to the Notes to the extent of the value of the assets securing the indebtedness;

•	limit our ability to incur indebtedness that is equal in right of payment to the Notes;

•	limit our ability to incur indebtedness with a maturity date earlier than the maturity date of the Notes;

•	restrict our subsidiaries’ ability to issue securities or incur liability that would be structurally senior to our indebtedness;

•	restrict our ability to purchase or prepay our securities; or

•	restrict our ability to make investments or to purchase or pay dividends or make other payments in respect of our common stock or other securities ranking junior to the Notes.

Furthermore, the indenture for the Notes contains only limited protections in the event of a change in control. We could engage in many types of transactions, such as certain acquisitions, refinancings or recapitalizations, that could substantially affect our capital structure and the value of the Notes and our common stock, but would not constitute a “fundamental change” that permits holders to require us to purchase their Notes under the indenture.

We may not have the ability to raise the funds necessary to re-pay the Notes.

There can be no assurance that we will have sufficient financial resources, or will be able to arrange financing, to pay the fundamental change purchase price if holders submit their Notes for purchase by us upon the occurrence of a fundamental change or to pay the amount of cash due if holders surrender their Notes for conversion. In addition, agreements governing any future debt may restrict our ability to make each of the required cash payments even if we have sufficient funds to make them. Furthermore, our ability to purchase the Notes or to pay cash upon the conversion of the Notes may be limited by law or regulatory authority. In addition, if we fail to purchase the Notes, to pay interest due on, or to pay the amount of cash due upon conversion, we will be in default under the indenture. Our inability to pay for the Notes that are tendered for purchase or upon conversion could result in receiving substantially less than the principal amount of the Notes.

The fundamental change provisions may delay or prevent an otherwise beneficial takeover attempt of us.

The fundamental change purchase rights, which will allow note holders to require us to purchase all or a portion of their Notes upon the occurrence of a fundamental change and the provisions requiring an increase to the conversion rate for conversions in connection with a make-whole fundamental change may in certain circumstances delay or prevent a takeover of us and the removal of incumbent management that might otherwise be beneficial to investors.

The convertible note hedge and warrant transactions may affect the trading price of the Notes and the market price of our common stock.

We entered into privately negotiated convertible note hedge transactions with the hedge counterparties concurrently with the issuance of the Notes. We also entered into privately negotiated warrant transactions with the hedge counterparties. Taken together, the convertible note hedge transactions and the warrant transactions are expected, but not guaranteed, to reduce the potential dilution with respect to our common stock upon conversion of the Notes.

As the hedge counterparties and their respective affiliates modify their hedge positions from time to time by entering into or unwinding various over-the-counter derivative transactions with respect to our common stock, and/or by purchasing or selling shares of our common stock or the Notes in privately negotiated transactions and/or open market transactions, their activities could adversely affect the market price of our common stock and the trading price of the Notes.

We are subject to counterparty risk with respect to the convertible note hedge transactions.

The hedge counterparties are financial institutions or affiliates of financial institutions, and we will be subject to the risk that these hedge counterparties may default under the convertible note hedge transactions. Our exposure to the credit risk of the hedge counterparties will not be secured by any collateral. Recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If one or more of the hedge counterparties to one or more of our convertible note hedge transactions becomes subject to insolvency proceedings, we may become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under those transactions. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in our stock price and in the volatility of our stock. In addition, upon a default by one of the hedge counterparties, we may suffer adverse tax consequences and dilution with respect to our common stock. We can provide no assurances as to the financial stability or viability of any of the hedge counterparties.

Our management will have broad discretion over the use of the proceeds from our debt issuance and might not apply the proceeds in ways that increase the value of your investment.

Our management will have broad discretion to use the net proceeds from debt issuance, and you will be relying on the judgment of our management regarding the application of these proceeds. They might not apply the net proceeds of this offering in ways that increase the value of your investment. We expect to use the net proceeds from this offering for general corporate purposes, including possible investments in, or acquisitions of, complementary businesses, joint ventures, services or technologies, working capital and capital expenditures; however, other than paying the cost of the convertible note hedge (after taking into account the proceeds from the warrant transactions), we have not allocated these net proceeds for any specific purposes. Our management might not be able to yield a significant return, if any, on any investment of these net proceeds.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our executive offices and principal office for domestic marketing, sales, professional services and development occupy over 400,000 square feet in San Francisco, California under leases that expire at various times through November 2017. We also lease space in various locations throughout the United States for local sales and professional services personnel. Our foreign subsidiaries lease office space for their operations including local sales and professional services personnel.

We believe that our existing facilities and offices are adequate to meet our current requirements. See Note 8, “Commitments,” in the Notes to the Consolidated Financial Statements for more information about our lease commitments. If we require additional space, we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various legal proceedings and receive claims from time to time, arising from the normal course of business activities. In our opinion, resolution of these matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or our financial position.

During fiscal 2009, we received a communication from a large technology company alleging that we infringed some of their patents. We continue to analyze the potential merits of these claims, the potential defenses to such claims and potential counter claims, and the possibility of a license agreement as an alternative to litigation. We are currently in discussions with this company and no litigation has been filed to date. However, there can be no assurance that this claim will not lead to litigation in the future. The resolution of this claim is not expected to have a material adverse effect on our financial condition, but it could be material to the net income or cash flows or both of a particular quarter. We have been, and may in the future be, sued by third parties for alleged infringement of their proprietary rights. Our technologies may be subject to injunctions if they are held to infringe the rights of a third party. The outcome of any litigation is inherently uncertain. Any intellectual property claims, including the one referenced above, with or without merit, could be time-consuming and expensive to resolve, could divert management attention from executing our business plan and could require us to change our technology, change our business practices and/or pay monetary damages or enter into short- or long-term royalty or licensing agreements which may not be available in the future at the same terms or at all.

ITEM 4.	RESERVED

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding our current executive officers (in alphabetical order):

Name	Age	Position
Marc Benioff	45	Chairman of the Board of Directors and Chief Executive Officer
Parker Harris	43	Executive Vice President, Technology
George Hu	35	Executive Vice President, Marketing and Alliances
David Schellhase	46	Executive Vice President and General Counsel
Graham Smith	50	Executive Vice President and Chief Financial Officer
Jim Steele	54	Chief Customer Officer
Polly Sumner	55	Chief Adoption Officer
Frank van Veenendaal	50	Chief Sales Officer and President, Worldwide Sales

Marc Benioff co-founded salesforce.com in February 1999 and has served as Chairman of the Board of Directors since inception. He has served as Chief Executive Officer since November 2001. From 1986 to 1999, Mr. Benioff was employed at Oracle Corporation where he held a number of positions in sales, marketing and product development, lastly as a Senior Vice President. Mr. Benioff also serves as Chairman of the Board of Directors of the salesforce.com/foundation. Mr. Benioff received a Bachelor of Science in Business Administration (B. S. B. A.) from the University of Southern California.

Parker Harris co-founded salesforce.com in February 1999 and served in senior technical positions since inception. Since December 2004, Mr. Harris has served as our Executive Vice President, Technology. From October 1996 to February 1999, Mr. Harris was a Vice President at Left Coast Software, a Java consulting firm he co-founded. Mr. Harris received a B.A. from Middlebury College.

George Hu has served as our Executive Vice President, Marketing and Alliances, since February 2009. Previously, Mr. Hu served as our Executive Vice President, Marketing, Applications and Education from December 2007 to February 2009, our Chief Marketing Officer from October 2006 through December 2007, our Senior Vice President and General Manager, Applications from January to October 2006 and our Vice President, Product Marketing from October 2004 to January 2006. Mr. Hu has also served in various management positions in marketing since joining salesforce.com in March 2002. Mr. Hu received an A.B. from Harvard College and an M.B.A. from Stanford University.

David Schellhase has served as our Executive Vice President and General Counsel since March 2010. Previously, Mr. Schellhase served as our Senior Vice President and General Counsel from December 2004 to March 2010 and as our Vice President and General Counsel from July 2002 to December 2004. From December 2000 to June 2002, Mr. Schellhase was an independent legal consultant and authored a treatise entitled Corporate Law Department Handbook. Previously, he served as General Counsel at Linuxcare, Inc., The Vantive Corporation and Premenos Technology Corp. Mr. Schellhase received a B.A. from Columbia University and a J.D. from Cornell University.

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

Jim Steele has served as our Chief Customer Officer since March 2010. Previously, Mr. Steele served as Chief Customer Officer and President, Worldwide Sales from September 2008 to March 2010. Prior to this position, Mr. Steele was our Chief Customer Officer and President of International Operations from December 2007 to September 2008, and our President, Worldwide Sales and Distribution from December 2004 to December 2007. Prior to that he was our President of Worldwide Operations since joining salesforce.com in October 2002. From February 2001 to September 2002, Mr. Steele served as Executive Vice President, Worldwide Sales and Operations for Ariba, Inc., a software company. From February 1978 to January 2001, Mr. Steele served in a variety of globally focused executive roles at IBM Corporation. Mr. Steele received a B.S. from Bucknell University.

Polly Sumner has served as our Chief Adoption Officer since September 2009. Previously, Ms. Sumner served as President, Global Services and Chief Adoptions Officer from February 2009 to September 2009. Prior to this position, she served as our President, Platform, Alliances and Services from January 2008 to February 2009. Prior to joining salesforce.com, Ms. Sumner was President, Global Services, for Telcordia’s Consulting and Industry Information Services from January 2006 to April 2007. Before joining Telcordia, Ms. Sumner was an independent consultant working with Warburg Pincus as an advisor on new and existing investments, board relations, and management team development from July 2003 to January 2006. Ms. Sumner also served as president of Alphablox Corporation, an analytics software company, from 2002 to 2003. She holds a B.A. from Northern Arizona University and an M.S. from American Graduate School of International Management.

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

	High	Low
Fiscal year ending January 31, 2010
First quarter	$42.81	$25.77
Second quarter	$45.13	$35.57
Third quarter	$63.49	$44.30
Fourth quarter	$74.82	$57.81

Fiscal year ending January 31, 2009
First quarter	$68.28	$47.88
Second quarter	$74.43	$62.37
Third quarter	$70.43	$25.31
Fourth quarter	$34.84	$21.96

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

Stockholders

As of January 31, 2010 there were 101 registered stockholders of record of our common stock, including The Depository Trust Company, which holds shares of salesforce.com common stock on behalf of an indeterminate number of beneficial owners.

Securities Authorized for Issuance under Equity Compensation Plans

The information concerning our equity compensation plans is incorporated by reference herein to the section of the Proxy Statement entitled “Equity Compensation Plan Information.”

Issued Warrants

During fiscal 2010 we issued 6.7 million warrants to purchase our common stock, as described in Note 2 “Balance Sheet Accounts” of the consolidated financial statements.

Stock Performance Graph

The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and the Nasdaq Computer & Data Processing Index for the period beginning on June 23, 2004 (the date our common stock commenced trading on the New York Stock Exchange) through January 31, 2010, assuming an initial investment of $100. Data for the Standard & Poor’s 500 Index and the Nasdaq Computer & Data Processing Index assume reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Comparison of Cumulative Total Return of salesforce.com, inc.

	6/23/04	1/31/05	1/31/06	1/31/07	1/31/08	1/31/09	1/31/10
salesforce.com	100.00	124.55	373.18	398.45	471.91	241.91	577.73
S&P 500 Index	100.00	103.25	111.89	125.71	120.50	72.19	93.86
Nasdaq Computer & Data Processing Index	100.00	100.45	111.93	116.62	117.84	71.02	116.0

Recent Sales of Unregistered Securities

None

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operation, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for fiscal 2010, 2009 and 2008, and the selected consolidated balance sheet data as of January 31, 2010 and 2009 are derived from, and are qualified by reference to, the audited consolidated financial statements and are included in this Form 10-K. The consolidated statement of operations data for fiscal 2007 and 2006 and the consolidated balance sheet data as of January 31, 2008, 2007 and 2006 are derived from audited consolidated financial statements which are not included in this Form 10-K.

(in thousands, except per share data)	Fiscal Year Ended January 31,
	2010	2009(4)	2008(4)	2007(4)	2006(4)
Consolidated Statement of Operations:
Revenues:
Subscription and support	$1,209,472	$984,574	$680,581	$451,660	$280,639
Professional services and other	96,111	92,195	68,119	45,438	29,218

Total revenues	1,305,583	1,076,769	748,700	497,098	309,857
Cost of revenues (1):
Subscription and support	159,172	127,082	91,268	61,457	34,457
Professional services and other	98,753	93,389	80,323	57,433	34,669

Total cost of revenues	257,925	220,471	171,591	118,890	69,126

Gross profit	1,047,658	856,298	577,109	378,208	240,731
Operating expenses (1):
Research and development	131,897	99,530	63,812	44,614	23,330
Marketing and sales	605,199	534,413	376,480	252,935	149,598
General and administrative	195,290	158,613	116,508	84,257	47,986
Lease recovery	—	—	—	—	(285)

Total operating expenses	932,386	792,556	556,800	381,806	220,629
Income from operations	115,272	63,742	20,309	(3,598)	20,102
Investment income	30,408	22,774	24,539	14,975	7,726
Interest expense	(2,000)	(107)	(46)	(191)	(69)
Gain on sale of investment	—	—	1,272	—	—
Other income (expense)	(1,299)	(817)	139	1,310	439

Income before provision for income taxes and noncontrolling interest	142,381	85,592	46,213	12,496	28,198
Provision for income taxes	(57,689)	(37,557)	(23,385)	(9,795)	1,310

Consolidated net income	84,692	48,035	22,828	2,701	29,508
Less: net income attributable to noncontrolling interest	(3,973)	(4,607)	(4,472)	(2,220)	(1,034)

Net income attributable to salesforce.com (2)	$80,719	$43,428	$18,356	$481	$28,474

Net earnings per share—basic and diluted:
Basic net income per share attributable to salesforce.com common shareholders	$0.65	$0.36	$0.16	$0.00	$0.27
Diluted net income per share attributable to salesforce.com common shareholders	$0.63	$0.35	$0.15	$0.00	$0.24
Shares used in computing basic net income per share	124,462	121,183	116,840	112,386	107,274
Shares used in computing diluted net income per share	128,114	125,228	122,422	120,154	118,737

(1)	Cost of revenues and operating expenses include stock-based expenses, consisting of:

	Fiscal Year Ended January 31,
	2010	2009	2008	2007	2006
Cost of revenues	$12,570	$11,051	$7,926	$5,522	$575
Research and development	13,129	9,852	6,336	4,523	332
Marketing and sales	39,722	36,028	25,423	18,392	1,325
General and administrative	23,471	20,435	15,522	10,768	1,216

(2)	Net income attributable to salesforce.com during fiscal 2006 included a $6.8 million income tax benefit for partial release of valuation allowance.

	As of January 31,
	2010	2009(4)	2008(4)	2007(4)	2006(4)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$1,727,048	$882,565	$669,800	$412,512	296,792
Working capital	798,029	301,591	134,894	45,905	68,592
Total assets	2,460,201	1,479,822	1,089,593	664,832	434,749
Long-term obligations excluding deferred revenue and noncontrolling interest (3)	481,234	20,106	10,601	1,408	1,339
Retained earnings (deficit)	106,561	25,842	(17,586)	(35,633)	(36,114)
Total stockholders’ equity controlling interest	1,043,802	671,784	452,059	281,791	196,371

(3)	Long-term obligations excluding deferred revenue and noncontrolling interest includes the $450.2 million 0.75% convertible senior notes issued in January 2010 as described in Note 2 of the consolidated financial statements.
(4)	Includes the effects of the retrospective adoption of new accounting guidance for the new presentation guidance for noncontrolling interest. We adopted the new accounting guidance in the first quarter of fiscal 2010.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading provider of enterprise cloud computing applications. We provide a comprehensive customer and collaboration relationship management, or CRM, service to businesses of all sizes and industries worldwide and we provide a technology platform for customers and developers to build and run business applications.

We were founded in February 1999 and began offering our enterprise CRM application service in February 2000.

Our objective is to be the leading provider of CRM application services and to be the leading platform on which our customers and partners build cloud computing applications. Key elements of our strategy include:

•	Strengthening our existing CRM applications and extending into new functional areas within CRM;

•	Pursuing new customers and new territories aggressively;

•	Deepening relationships with our existing customer base;

•	Continuing to lead the industry transformation to cloud computing; and

•	Encouraging the development of third-party applications on our Force.com platform.

We believe the factors that will influence our ability to achieve our objectives include our prospective customers’ willingness to migrate to an enterprise cloud computing application service; the performance and security of our service; our ability to continue to release, and gain customer acceptance of new and improved features; successful customer adoption and utilization of our service; acceptance of our service in markets where we have few customers; the emergence of additional competitors in our market and improved product offerings by existing and new competitors; the location of new data centers; third-party developers’ willingness to develop applications on our platform; and general economic conditions which could affect our customers’ ability and willingness to purchase our application service, delay the customers’ purchasing decision or affect renewal rates.

To address these factors, we will need to, among other things, continue to add substantial numbers of paying subscriptions, upgrade our customers to fully featured versions such as our Unlimited Edition, provide high quality technical support to our customers and encourage the development of third-party applications on our Force.com platform. We also plan to invest for future growth by expanding our data center capacity. We also plan to hire additional personnel, particularly in direct sales, other customer-related areas and research and development. As part of our growth plans we will have additional focus in the area of retaining customers at the time of renewal. We also plan to: expand our domestic and international selling and marketing activities; add additional distribution channels; increase our research and development activities to upgrade and extend our service offerings and to develop new services and technologies; expand our focus in the locations around the world where we conduct business; and add to our infrastructure to support our growth. We also regularly evaluate acquisitions or investment opportunities in complementary businesses, joint ventures, services and technologies in an effort to strengthen and extend our service CRM offerings. We expect to continue to make such investments and acquisitions in the future.

In fiscal 2010, we issued at par $575.0 million 0.75% convertible senior notes due on January 15, 2015. In connection with the issuance of the debt, we entered into convertible note hedge transactions that cover the number of shares of our common stock that are underlying the notes. The note hedges transactions are designed, but not guaranteed, to reduce or eliminate the potential economic dilution arising upon conversion.

Separately, we also entered into warrant transactions, whereby we sold warrants to acquire, subject to anti-dilution adjustments, shares of our common stock at a strike price of $119.51.

We expect marketing and sales costs, which were 46 percent of our total revenues for fiscal 2010 and 50 percent for the same period a year ago, to continue to represent a substantial portion of total revenues in the future as we seek to add and manage more paying subscribers, and build brand awareness.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2010, for example, refer to the fiscal year ended January 31, 2010.

Sources of Revenues

We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our enterprise cloud computing application service, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) related professional services and other revenues consisting primarily of training fees. Subscription and support revenues accounted for approximately 93 percent of our total revenues during fiscal 2010. Subscription revenues are driven primarily by the number of paying subscribers of our service and the subscription price of our service. None of our customers accounted for more than 5 percent of our revenues during fiscal 2010, 2009 and 2008.

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

We generally recognize revenue ratably over the contract terms beginning on the commencement date of each contract. In determining whether professional services can be accounted for separately from subscription and support revenues, we consider a number of factors, which are described in “Critical Accounting Policies and Estimates—Revenue Recognition” below. As we introduce new service offerings, we may not be able to establish objective and reliable evidence of fair value for these elements of our sales arrangements. As a result, when the professional services are sold together with subscription services that do not have objective and reliable evidence of fair value, the professional services fees cannot be accounted for separately, and the entire arrangement is accounted for as a single unit of accounting. In such situations, we recognize the entire arrangement fee ratably over the term of the subscription contract. Approximately 6 percent and 7 percent of our total deferred revenue as of January 31, 2010 and 2009 respectively, related to deferred professional services revenue.

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

(in thousands)	April 30, 2009	July 31, 2009	October 31, 2009	January 31, 2010
Fiscal 2010
Accounts receivable, net	$145,869	$168,842	$191,297	$320,956
Deferred revenue, current and noncurrent	549,373	549,010	545,435	704,348

	April 30, 2008	July 31, 2008	October 31, 2008	January 31, 2009
Fiscal 2009
Accounts receivable, net	$143,909	$146,982	$157,680	$266,555
Deferred revenue, current and noncurrent	470,297	479,546	469,534	594,026

	April 30, 2007	July 31, 2007	October 31, 2007	January 31, 2008
Fiscal 2008
Accounts receivable, net	$105,013	$114,046	$121,961	$220,061
Deferred revenue, current and noncurrent	295,672	321,852	340,808	480,894

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of subscription and support revenues primarily consists of expenses related to hosting our service and providing support, the costs of data center capacity, depreciation or operating lease expense associated with computer equipment, allocated overhead and amortization expense associated with capitalized software related to our application service and acquired technology. We allocate overhead such as rent and occupancy charges based on headcount. Employee benefit costs and taxes are allocated based upon a percentage of total compensation expense. As such, general overhead expenses are reflected in each cost of revenue and operating expense category. Cost of professional services and other revenues consists primarily of employee-related costs associated with these services, including stock-based expenses, the cost of subcontractors and allocated overhead. The cost of providing professional services is significantly higher as a percentage of revenue than for our enterprise cloud computing subscription service due to the direct labor costs.

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

Marketing and Sales. Marketing and sales expenses are our largest cost and consist primarily of salaries and related expenses, including stock-based expenses, for our sales and marketing staff, referral fees paid to partners, the cost of marketing programs and allocated overhead. Marketing programs consist of advertising, events, corporate communications and brand building and product marketing activities.

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

Stock-Based Expenses. Our cost of revenues and operating expenses include stock-based expenses related to option and stock awards to employees and non-employee directors. We recognize our share-based payments as an expense in the statement of operations based on their fair values and vesting periods. These charges are significant and we expect them to increase in absolute dollars in the future.

Joint Venture

In December 2000, we established a Japanese joint venture, Kabushiki Kaisha salesforce.com, with SunBridge, Inc., a Japanese corporation, to assist us with our sales efforts in Japan. During the prior fiscal year, we increased our ownership interest in the joint venture from 65 percent to 72 percent. Because of this controlling interest, we consolidate the venture’s financial results, which are reflected in each revenue, cost of revenues and expense category in our consolidated statement of operations. We then record a noncontrolling interest which reflects the interest that we do not control in the venture’s results. Through January 31, 2010, the operating performance and liquidity requirements of the Japanese joint venture have not been significant. While we plan to expand our selling and marketing activities in Japan in order to add new customers, we believe the future operating performance and liquidity requirements of the Japanese joint venture will not be significant.

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations we defer the direct costs of the consulting arrangement and amortize those costs over the same time period as the consulting revenue is recognized. The deferred cost on our consolidated balance sheet totaled $19.1 million at January 31, 2010 and $17.3 million at January 31, 2009. Such amounts are included in prepaid expenses and other current assets and other assets.

Accounting for Deferred Commissions. We defer commission payments to our direct sales representatives. The commissions are deferred and amortized to sales expense over the non-cancelable terms of the related subscription contracts with our customers, which are typically 12 to 24 months. The commission payments, which are paid in full the month after the customer’s service commences, are a direct and incremental cost of the revenue arrangements. The deferred commission amounts are recoverable through the future revenue streams under the non-cancelable customer contracts. We believe this is the preferable method of accounting as the commission charges are so closely related to the revenue from the non-cancelable customer contracts that they should be recorded as an asset and charged to expense over the same period that the subscription revenue is recognized.

During fiscal 2010, we deferred $82.3 million of commission expenditures and we amortized $63.9 million to sales expense. During the same period a year ago, we deferred $63.7 million of commission expenditures and we amortized $58.7 million to sales expense. Deferred commissions on our consolidated balance sheet totaled $75.5 million at January 31, 2010 and $57.1 million at January 31, 2009.

Accounting for Stock-Based Awards. We recognize the fair value of our stock awards on a straight-line basis over the requisite service period of the award which is the vesting term of approximately four years.

We recognized stock-based expense of $88.9 million, or 7 percent of revenue, during fiscal 2010. The requirement to expense stock-based awards will continue to materially reduce our reported results of operations. As of January 31, 2010, we had an aggregate of $283.6 million of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. We currently expect this stock compensation balance to be amortized as follows: $115.8 million during fiscal 2011; $89.3 million during fiscal 2012; $52.5 million during fiscal 2013; and $26.0 million during fiscal 2014. These amounts reflect only outstanding stock awards as of January 31, 2010 and assume no forfeiture activity. We expect to continue to issue share-based awards to our employees in future periods.

We recognize as an operating expense the payroll and social tax costs when stock options are exercised. The impact of stock-based expense in the future is dependent upon, among other things, the timing of when we hire additional employees, the effect of long-term incentive strategies involving stock awards in order to continue to attract and retain employees, the total number of stock awards granted, the fair value of the stock awards at the time of grant, changes in estimated forfeiture assumption rates and the tax benefit that we may or may not receive from stock-based expenses. Additionally, we are required to use an option-pricing model to determine the fair value of stock option awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards.

As of January 31, 2010, there were 2.3 million restricted stock units outstanding. We plan to continue awarding restricted stock units to our employees in the future. The restricted stock units, which upon vesting entitles the holder to one share of common stock for each restricted stock unit, have an exercise price of $0.001 per share, which is equal to the par value of our common stock, and vest over 4 years. The fair value of the restricted stock units is based on our closing stock price on the date of grant, and compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period.

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

Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses arising from stock-based awards and the changes in tax laws and accounting principles.

Results of Operations

The following tables set forth selected data for each of the periods indicated (in thousands).

	Fiscal Year Ended January 31,
	2010	2009 (2)	2008 (2)
Revenues:
Subscription and support	$1,209,472	$984,574	$680,581
Professional services and other	96,111	92,195	68,119

Total revenues	1,305,583	1,076,769	748,700
Cost of revenues:
Subscription and support	159,172	127,082	91,268
Professional services and other	98,753	93,389	80,323

Total cost of revenues	257,925	220,471	171,591

Gross profit	1,047,658	856,298	577,109
Operating expenses:
Research and development	131,897	99,530	63,812
Marketing and sales	605,199	534,413	376,480
General and administrative	195,290	158,613	116,508

Total operating expenses	932,386	792,556	556,800
Income from operations	115,272	63,742	20,309
Investment income	30,408	22,774	24,539
Interest expense	(2,000)	(107)	(46)
Gain on sale of investment	—	—	1,272
Other income (expense)	(1,299)	(817)	139

Income before provision for income taxes and noncontrolling interest	142,381	85,592	46,213
Provision for income taxes	(57,689)	(37,557)	(23,385)

Consolidated net income	84,692	48,035	22,828
Less: net income attributable to noncontrolling interest	(3,973)	(4,607)	(4,472)

Net income attributable to salesforce.com	$80,719	$43,428	$18,356

	As of January 31,
	2010	2009
Balance Sheet Data:
Cash, cash equivalents and marketable securities (1)	$1,727,048	$882,565
Deferred revenue, current and noncurrent	704,348	594,026

(1)	Cash, cash equivalents and marketable securities includes the proceeds from our convertible senior note offering of $575.0 million at par as described in Note 2 in the consolidated financial statements.

(2)	Includes the effects of the retrospective adoption of new accounting guidance for the new presentation guidance for noncontrolling interest. We adopted the new accounting guidance in the first quarter of fiscal 2010.

	Fiscal Year Ended January 31,
	2010	2009	2008
Revenues by geography:
Americas	$923,823	$776,495	$557,976
Europe	232,367	190,685	127,010
Asia Pacific	149,393	109,589	63,714

	$1,305,583	$1,076,769	$748,700

Cost of revenues and operating expenses include the following amounts related to stock-based awards.

	Fiscal Year Ended January 31,
	2010	2009	2008
Stock-based expenses:
Cost of revenues	$12,570	$11,051	$7,926
Research and development	13,129	9,852	6,336
Marketing and sales	39,722	36,028	25,423
General and administrative	23,471	20,435	15,522

The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Fiscal Year Ended January 31,
	2010(2)	2009(2)	2008(2)
Revenues:
Subscription and support	93%	91%	91%
Professional services and other	7	9	9

Total revenues	100	100	100

Cost of revenues:
Subscription and support	12	12	12
Professional services and other	8	8	11

Total cost of revenues	20	20	23

Gross profit	80	80	77
Operating expenses:
Research and development	10	9	8
Marketing and sales	46	50	50
General and administrative	15	15	16

Total operating expenses	71	74	74
Income from operations	9	6	3
Investment income	2	2	3
Interest expense	—	—	—
Other income (expense)	—	—	—

Income before provision for income taxes and noncontrolling interest	11	8	6
Provision for income taxes	(5)	(4)	(3)

Consolidated net income	6	4	3
Less: Net income attributable to noncontrolling interest	—	—	(1)

Net income attributable to salesforce.com	6%	4%	2%

	Fiscal Year Ended January 31,
	2010	2009	2008
Revenues by geography:
Americas	71%	72%	75%
Europe	18	18	17
Asia Pacific	11	10	8

	100%	100%	100%

	Fiscal Year Ended January 31,
	2010	2009	2008
Stock-based expenses:
Cost of revenues	1%	1%	1%
Research and development	1	1	1
Marketing and sales	3	3	3
General and administrative	2	2	2

Fiscal Years Ended January 31, 2010 and 2009

Revenues.

	Fiscal Year Ended January 31,		Variance
(In thousands)	2010	2009	Dollars	Percent
Subscription and support	$1,209,472	$984,574	$224,898	23%
Professional services and other	96,111	92,195	3,916	4%

Total revenues	$1,305,583	$1,076,769	$228,814	21%

Total revenues were $1.3 billion for fiscal 2010, compared to $1.1 billion during the same period a year ago, an increase of $228.8 million, or 21 percent. Subscription and support revenues were $1.2 billion, or 93 percent of total revenues, for fiscal 2010, compared to $1.0 billion, or 91 percent of total revenues, during the same period a year ago. Professional services and other revenues were $96.1 million, or 7 percent of total revenues, for fiscal 2010, compared to $92.2 million, or 9 percent of total revenues, for the same period a year ago. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of paying subscribers and customers.

Revenues in Europe and Asia Pacific accounted for $381.8 million, or 29 percent of total revenues, for fiscal 2010, compared to $300.3 million, or 28 percent of total revenues, during the same period a year ago, an increase of $81.5 million, or 27 percent. The increase in revenues outside of the Americas was the result of our efforts to expand internationally. As part of our overall growth, we expect the percentage of our revenue generated in Europe and Asia Pacific to continue to increase as a percentage of our total revenues world wide.

Cost of Revenues.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2010	2009
Subscription and support	$159,172	$127,082	$32,090
Professional services and other	98,753	93,389	5,364

Total cost of revenues	$257,925	$220,471	$37,454

Percent of total revenues	20%	20%

Cost of revenues was $257.9 million, or 20 percent of total revenues, during fiscal 2010, compared to $220.5 million, or 20 percent of total revenues, during the same period a year ago, an increase of $37.4 million. The increase in absolute dollars was primarily due to an increase of $8.4 million in employee-related costs, an increase of $1.5 million in stock-based expenses, an increase of $7.2 million in service delivery costs, primarily due to our efforts in increasing data center capacity, an increase of $9.8 million in depreciation and amortization expenses, an increase of $6.7 million in outside subcontractor and other service costs and an increase of $1.6 million in allocated overhead. The cost of the professional services headcount resulted in the cost of professional services and other revenues to be in excess of the related revenue during fiscal 2010 by $2.6 million as compared to $1.2 million during fiscal 2009.

As described above, we intend to continue to invest additional resources in our enterprise cloud computing application service. The timing of these additional expenses, will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues.

We expect the cost of professional services and other revenue to continue to be in excess of the related revenue during fiscal 2011. We plan to make this investment since our professional services are designed to facilitate the adoption of our application service. Additionally, as more professional service arrangements are accounted for as a single unit of accounting with the related subscription service and recognized ratably over the term of the subscription contract, our costs of professional services will exceed the related revenue recognized.

Research and Development.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2010	2009
Research and development	$131,897	$99,530	$32,367
Percent of total revenues	10%	9%

Research and development expenses were $131.9 million, or 10 percent of total revenues, during fiscal 2010, compared to $99.5 million, or 9 percent of total revenues, during the same period a year ago, an increase of $32.4 million. The increase in absolute dollars was due to an increase of $25.2 million in employee-related costs, an increase of $3.3 million in stock-based expenses, and an increase of $3.5 million in allocated overhead. We increased our research and development headcount by 24 percent since January 31, 2009 in order to upgrade and extend our service offerings and develop new technologies.

Marketing and Sales.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2010	2009
Marketing and sales	$605,199	$534,413	$70,786
Percent of total revenues	46%	50%

Marketing and sales expenses were $605.2 million, or 46 percent of total revenues, during fiscal 2010, compared to $534.4 million, or 50 percent of total revenues, during the same period a year ago, an increase of $70.8 million. The increase in absolute dollars was primarily due to increases of $42.0 million in employee-related costs, $3.7 million in stock-based expenses, $17.1 million in advertising costs and marketing and event costs and $6.7 million in allocated overhead. Our marketing and sales headcount increased by 9 percent since January 31, 2009 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2010	2009
General and administrative	$195,290	$158,613	$36,677
Percent of total revenues	15%	15%

General and administrative expenses were $195.3 million, or 15 percent of total revenues, during fiscal 2010, compared to $158.6 million, or 15 percent of total revenues, during the same period a year ago, an increase of $36.7 million. The increase was primarily due to increases of $15.7 million in employee-related costs, $3.0 million in stock-based expenses, $4.7 million in infrastructure-related costs, and $10.1 million in professional and outside service costs. Our general and administrative headcount increased by 12 percent since January 31, 2009 as we added personnel to support our growth.

Income from operations.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2010	2009
Income from operations	$115,272	$63,742	$51,530
Percent of total revenues	9%	6%

Operating income during fiscal 2010 was $115.3 million and included $88.9 million of stock-based expenses. During the same period a year ago, operating income was $63.7 million and included $77.4 million of stock-based expenses.

Investment income.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2010	2009
Investment income	$30,408	$22,774	$7,634
Percent of total revenues	2%	2%

Investment income consists of income on cash and marketable securities balances. Investment income was $30.4 million during fiscal 2010 and was $22.8 million during the same period a year ago. The increase was primarily due to increased realized gains and the increase in marketable securities balances resulting from cash generated by operating activities and the proceeds from stock option exercises.

Interest expense.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2010	2009
Interest expense	$(2,000)	$(107)	$(1,893)

Interest expense consists primarily of interest on our capital leases. Interest expense was $2.0 million during fiscal 2010 and was $0.1 million during the same period a year ago. The increase was primarily due to capital leases associated with equipment in expanding our data center capacity. We expect interest expense to be significantly higher in fiscal 2011 because of the interest expense associated with the January 2010 issuance of $575.0 million of convertible senior notes.

Other income (expense).

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2010	2009
Other income (expense)	$(1,299)	$(817)	$(482)

Other income (expense) primarily consists of foreign currency transaction gains and losses. Other income (expense) increased due to realized and unrealized gains on foreign currency transactions for fiscal 2010 compared to the same period a year ago.

Provision for Income Taxes.

	Fiscal Year Ended January 31,
(In thousands)	2010	2009	Dollars
Provision for income taxes	$(57,689)	$(37,557)	$(20,132)
Effective tax rate	41%	44%

The provision for income taxes was $57.7 million during fiscal 2010, compared to $37.6 million during the same period a year ago.

Our effective tax rate decreased to 41 percent for fiscal 2010 compared to 44 percent for the same period a year ago. The decrease was due to a higher proportion of income in countries with lower income tax rates than the U.S. statutory tax rate as well as increased tax credits. The total income tax benefit recognized in the accompanying consolidated statements of operations related to stock-based compensation was $32.1 million for the current fiscal year. See Note 7 “Income Taxes” to the Notes to the Consolidated Financial Statements for our reconciliation of income taxes at the statutory federal rate to the provision for income taxes.

In addition, in February 2009, the State of California enacted several income tax law changes which include an election to apply a single sales factor apportionment formula and adoption of a market sourcing approach for service income that will impact us beginning in fiscal 2012. As a result, we re-valued the anticipated future tax effects of our California temporary differences including stock-based compensation and purchased intangibles. Accordingly, we recorded an income tax expense of $2.7 million during the fiscal 2010 related to this tax law change.

Fiscal Years Ended January 31, 2009 and 2008

Revenues.

(In thousands)	Fiscal Year Ended January 31,		Variance
	2009	2008	Dollars	Percent
Subscription and support	$984,574	$680,581	$303,993	45%
Professional services and other	92,195	68,119	24,076	35%

Total revenues	$1,076,769	$748,700	$328,069	44%

Total revenues were $1.1 billion for fiscal 2009, compared to $748.7 million for fiscal 2008, an increase of $328.1 million, or 44 percent. Subscription and support revenues were $984.6 million, or 91 percent of total revenues, for fiscal 2009, compared to $680.6 million, or 91 percent of total revenues, during fiscal 2008. Professional services and other revenues were $92.2 million, or 9 percent of total revenues, for fiscal 2009, compared to $68.1 million, or 9 percent of total revenues, for fiscal 2008. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of paying subscriptions and customers.

Revenues in Europe and Asia Pacific accounted for $300.3 million, or 28 percent of total revenues, for fiscal 2009, compared to $190.7 million, or 25 percent of total revenues, during fiscal 2008, an increase of $109.6 million, or 57 percent. The increase in revenues outside of the Americas was the result of our efforts to expand internationally. Additionally, the value of the U.S. dollar relative to foreign currencies contributed to the increase in total revenues for the year ended January 31, 2009 as compared to fiscal 2008. The foreign currency impact compared to fiscal 2008 was an increase of $16.6 million.

Cost of Revenues.

(In thousands)	Fiscal Year Ended January 31,		Variance Dollars
	2009	2008
Subscription and support	$127,082	$91,268	$35,814
Professional services and other	93,389	80,323	13,066

Total cost of revenues	$220,471	$171,591	$48,880

Percent of total revenues	20%	23%

Cost of revenues was $220.5 million, or 20 percent of total revenues, during fiscal 2009, compared to $171.6 million, or 23 percent of total revenues, during fiscal 2008, an increase of $48.9 million. The increase in absolute dollars was primarily due to an increase of $13.8 million in employee-related costs, an increase of $3.1 million in stock-based expenses, an increase of $9.9 million in service delivery costs, primarily due to our efforts in increasing data center capacity, an increase of $7.2 million in depreciation and amortization expenses, an increase of $10.7 million in outside subcontractor and other service costs and an increase of $3.3 million in allocated overhead. The cost of the additional professional services headcount resulted in the cost of professional services and other revenues to be in excess of the related revenue during fiscal 2009 by $1.2 million as compared to $12.2 million during fiscal 2008. This reduction was the result of increasing the utilization of existing professional services staff, utilizing more outside subcontractors and not significantly increasing professional services headcount.

Research and Development.

(In thousands)	Fiscal Year Ended January 31,		Variance Dollars
	2009	2008
Research and development	$99,530	$63,812	$35,718
Percent of total revenues	9%	8%

Research and development expenses were $99.5 million, or 9 percent of total revenues, during fiscal 2009, compared to $63.8 million, or 8 percent of total revenues, during fiscal 2008, an increase of $35.7 million. The increase in absolute dollars was due to an increase of $27.4 million in employee-related costs, an increase of $3.5 million in stock-based expenses, and an increase in allocated overhead. We increased our research and development headcount by 61 percent between January 31, 2008 and January 31, 2009 in order to upgrade and extend our service offerings and develop new technologies.

Marketing and Sales.

(In thousands)	Fiscal Year Ended January 31,		Variance Dollars
	2009	2008
Marketing and sales	$534,413	$376,480	$157,933
Percent of total revenues	50%	50%

Marketing and sales expenses were $534.4 million, or 50 percent of total revenues, during fiscal 2009, compared to $376.5 million, or 50 percent of total revenues, during fiscal 2008, an increase of $157.9 million. The increase in absolute dollars was primarily due to increases of $94.1 million in employee-related costs, $10.6 million in stock-based expenses, $28.9 million in advertising costs and marketing and event costs, $1.6 million in partner referral fees, $1.4 million of amortized purchased intangibles and $20.3 million in allocated overhead. Our marketing and sales headcount increased by 40 percent between January 31, 2008 and January 31, 2009 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative.

(In thousands)	Fiscal Year Ended January 31,		Variance Dollars
	2009	2008
General and administrative	$158,613	$116,508	$42,105
Percent of total revenues	15%	16%

General and administrative expenses were $158.6 million, or 15 percent of total revenues, during fiscal 2009, compared to $116.5 million, or 16 percent of total revenues, during fiscal 2008, an increase of $42.1 million. The increase was primarily due to increases in employee-related costs, stock-based expenses, infrastructure-related costs, and professional and outside service costs. Our general and administrative headcount increased by 30 percent between January 31, 2008 and January 31, 2009 as we added personnel to support our growth.

Income from operations.

(In thousands)	Fiscal Year Ended January 31,		Variance Dollars
	2009	2008
Income from operations	$63,742	$20,309	$43,433
Percent of total revenues	6%	3%

Income from operations during fiscal 2009 was $63.7 million and included $77.4 million of stock-based expenses. During fiscal 2008, operating income was $20.3 million and included $55.2 million of stock-based expenses.

Investment income.

(In thousands)	Fiscal Year Ended January 31,		Variance Dollars
	2009	2008
Investment income	$22,774	$24,539	$(1,765)
Percent of total revenues	2%	3%

Investment income consists of investment income on cash and marketable securities balances. Investment income was $22.8 million during fiscal 2009 and was $24.5 million during fiscal 2008. The decrease was primarily due to a $2.0 million loss for our investment in marketable securities. Due to the current decline in market interest rates since fiscal 2008 and our focus on capital preservation, investment income declined when compared to the same periods in the previous year.

Interest expense.

(In thousands)	Fiscal Year Ended January 31,		Variance Dollars
	2009	2008
Interest expense	$(107)	$(46)	$(61)

Interest expense consists of interest expense associated with our capital leases.

Gain on Sale of Investment.

Gain on sale of investment of $1.3 million for fiscal 2008 consists of the gain we recorded when we sold our shares in a privately held professional service corporation.

Other income (expense).

(In thousands)	Fiscal Year Ended January 31,		Variance Dollars
	2009	2008
Other income (expense)	$(817)	$139	$(956)

Other income (expense) primarily consists of foreign currency transaction gains and losses. Other income (expense) decreased due to realized and unrealized gains on foreign currency transactions for fiscal 2009 compared to fiscal 2008.

Provision for Income Taxes.

(In thousands)	Fiscal Year Ended January 31,		Variance Dollars
	2009	2008
Provision for income taxes	$(37,557)	$(23,385)	$(14,172)
Effective tax rate	44%	51%

The fiscal 2009 provision as a percentage of income before provision for income taxes and noncontrolling interest was significantly lower than fiscal 2008 primarily due to a reduced proportion of foreign losses for which no tax benefit can be realized and increased tax credits. The total income tax benefit recognized in the accompanying consolidated statement of operations related to stock-based expenses was $26.3 million for fiscal 2009.

Liquidity and Capital Resources

At January 31, 2010, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1.7 billion and accounts receivable of $321.0 million.

Net cash provided by operating activities was $270.9 million during fiscal 2010 and $229.6 million during the same period a year ago. The improvement in cash flow was due primarily to the growth in our customer base and the associated increase in billings and collections. Cash provided by operating activities has historically been affected by the amount of net income, sales of subscriptions and support and professional services, changes in working capital accounts, particularly increases and seasonality in accounts receivable and deferred revenue as described above, and the timing of commission and bonus payments, collections from large enterprise customers, and add-backs of non-cash expense items such as depreciation and amortization and the expense associated with stock-based awards.

Net cash used in investing activities was $378.6 million during fiscal 2010 and $121.0 million during the same period a year ago. The net cash used in investing activities during fiscal 2010 primarily related to the investment of cash balances and capital expenditures associated with leasehold improvements, and the purchase of software licenses, computer equipment and furniture and fixtures as we have expanded our infrastructure, number of offices around the world and work force. Additionally, during the year we purchased two privately held companies for approximately $12.0 million and invested approximately $4.4 million in other privately-held companies.

Net cash provided by financing activities was $637.2 million during fiscal 2010 and $96.9 million during the same period a year ago. Net cash provided by financing activities during fiscal 2010 substantially consisted of the net proceeds of $499.9 million related to our issuance of convertible notes and associated hedge transactions described below. In addition we had $93.9 million of proceeds from the exercise of employee stock options and $51.5 million of excess tax benefits from employee stock plans.

In January 2010, we issued $575.0 million of 0.75% convertible senior notes due January 15, 2015 (the “Notes”) and concurrently entered into convertible notes hedges (the “Note Hedges”) and separate warrant transactions (the “Warrants”). The Notes will mature on January 15, 2015, unless earlier converted. As of January 31, 2010, the Notes have not been repurchased or converted. We also have not received any shares under the Note Hedges or delivered cash or shares under the Warrants. For further information, see Note 2 to the notes to consolidated financial statements.

Our cash, cash equivalents and marketable securities are comprised primarily of corporate notes and obligations, U.S. treasury securities, U.S. agency obligations, time deposits, money market mutual funds.

As of January 31, 2010, we have a total of $10.6 million in letters of credit outstanding in favor of our landlords for office space in San Francisco, California, New York City, Singapore, Sweden and Switzerland. To date, no amounts have been drawn against the letters of credit, which renew annually and mature at various dates through October 2018.

We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. Additionally, we currently do not have a bank line of credit.

Our principal commitments consist of obligations under leases for office space and co-location facilities for additional data center capacity and the development and test data center, and computer equipment and furniture and fixtures. We also have long-term liabilities related to the issuance of the Notes. The stated interest rate is 0.75%. At January 31, 2010, the future non-cancelable minimum payments under these commitments were as follows:

(In thousands) Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Capital lease obligations	$15,583	$7,249	$8,334	$—	$—
Operating lease obligations:
Facilities space	229,201	49,930	83,405	45,180	50,686
Computer equipment and furniture and fixtures	51,008	32,011	18,997	—	—
Convertible Senior Notes, including interest	596,515	4,265	8,625	583,625	—
Contractual commitments	14,553	13,388	1,165	—	—

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

The timing of tax settlements are not included in the table above. We are unable to make a reasonable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax settlements. For further information, see Note 7 to the notes to consolidated financial statements. We recorded liabilities related to uncertain tax positions.

We believe our existing cash, cash equivalents and short-term marketable securities and cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs over the next 12 months.

During fiscal 2011, we may enter into arrangements to acquire or invest in complementary businesses or joint ventures, services or technologies. While we believe we have sufficient financial resources, we may be required to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board, or FASB, issued Update No. 2009-13, “Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) requires the use of the relative selling price method to allocate the entire arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We are currently assessing the future impact of this new accounting pronouncement to our consolidated financial statements.

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

Interest rate sensitivity

We had cash, cash equivalents and marketable securities totaling $1.7 billion at January 31, 2010. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least single A or better. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

An immediate increase or decrease in interest rates of 100-basis points at January 31, 2010 could result in a $13.1 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

At January 31, 2009, we had cash, cash equivalents and marketable securities totaling $882.6 million. The fixed-income portfolio was also subject to interest rate risk. Changes in interest rates of 100-basis points would have resulted in market value changes of $2.3 million.

Market Risk and Market Interest Risk

In January 2010, we issued at par value $575.0 million of 0.75% convertible senior notes due 2015 (the “Notes”). Holders may convert their Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, we would pay the holder an amount of cash equal to the principal amount of the Notes. Amounts in excess of the principal amount, if any, may be paid in cash or stock at our option. Concurrent with the issuance of the Notes, we entered into separate note hedges transactions and the sale of warrants. These separate transactions were completed to reduce the potential economic dilution from the conversion of the Notes.

Our Notes have fixed annual interest rates at 0.75% and therefore, we do not have economic interest rate exposure on our Notes. However, the value of the Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our Notes is affected by our stock price. The carrying value of our Notes was $450.2 million as of January 31, 2010. This represents the liability component of the $575.0 million principal balance as of January 31, 2010. The total estimated fair value of our Notes at January 31, 2010 was $545.2 million and the fair value was determined based on the closing trading price per $100 of our Notes as of the last day of trading for the fourth quarter of fiscal 2010, which was $94.82. For further information, see Note 2 to the notes to consolidated financial statements.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

salesforce.com, inc.

We have audited the accompanying consolidated balance sheets of salesforce.com, inc. as of January 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of salesforce.com, inc. at January 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), salesforce.com, inc.’s internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2010 expressed an unqualified opinion thereon.

/S/    ERNST & YOUNG LLP

San Jose, California

March 11, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

salesforce.com, inc.

We have audited salesforce.com, inc.’s internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). salesforce.com inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, salesforce.com, inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of salesforce.com, inc. as of January 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2010 and our report dated March 11, 2010 expressed an unqualified opinion thereon.

/S/    ERNST & YOUNG LLP

San Jose, California

March 11, 2010

salesforce.com, inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	January 31, 2010	January 31, 2009
Assets
Current assets:
Cash and cash equivalents	$1,011,306	$483,834
Short-term marketable securities	230,659	213,769
Accounts receivable, net of allowance for doubtful accounts of $1,050 and $1,527 at January 31, 2010 and 2009, respectively	320,956	266,555
Deferred commissions	47,388	39,384
Deferred income taxes	40,116	31,900
Prepaid expenses and other current assets	55,734	33,115

Total current assets	1,706,159	1,068,557
Marketable securities, noncurrent	485,083	184,962
Fixed assets, net	89,711	77,027
Deferred commissions, noncurrent	28,140	17,699
Deferred income taxes, noncurrent	27,579	26,589
Capitalized software, net	34,809	29,989
Goodwill	48,955	44,872
Other assets, net	39,765	30,127

Total assets	$2,460,201	$1,479,822

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,791	$16,379
Accrued expenses and other current liabilities	194,738	163,205
Income taxes payable	8,424	3,619
Deferred revenue	690,177	583,763

Total current liabilities	908,130	766,966
0.75% Convertible senior notes due 2015, net	450,198	—
Income taxes payable, noncurrent	17,551	12,490
Long-term lease liabilities and other	13,485	7,616
Deferred revenue, noncurrent	14,171	10,263

Total liabilities	1,403,535	797,335

Commitments and contingencies (Notes 8 and 9)
Salesforce.com stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized, 127,152,449 and 122,850,062 issued and outstanding at January 31, 2010 and 2009, respectively	127	123
Additional paid-in capital	938,544	648,724
Accumulated other comprehensive loss	(1,430)	(2,905)
Retained earnings	106,561	25,842

Total stockholders’ equity controlling interest	1,043,802	671,784
Total stockholders’ equity noncontrolling interest	12,864	10,703

Total stockholders’ equity	1,056,666	682,487

Total liabilities and stockholders’ equity	$2,460,201	$1,479,822

See accompanying Notes to Consolidated Financial Statements.

salesforce.com, inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Year Ended January 31,
	2010	2009	2008
Revenues:
Subscription and support	$1,209,472	$984,574	$680,581
Professional services and other	96,111	92,195	68,119

Total revenues	1,305,583	1,076,769	748,700

Cost of revenues (1):
Subscription and support	159,172	127,082	91,268
Professional services and other	98,753	93,389	80,323

Total cost of revenues	257,925	220,471	171,591
Gross profit	1,047,658	856,298	577,109
Operating expenses (1):
Research and development	131,897	99,530	63,812
Marketing and sales	605,199	534,413	376,480
General and administrative	195,290	158,613	116,508

Total operating expenses	932,386	792,556	556,800
Income from operations	115,272	63,742	20,309
Investment income	30,408	22,774	24,539
Interest expense	(2,000)	(107)	(46)
Gain on sale of investment	—	—	1,272
Other income (expense)	(1,299)	(817)	139

Income before provision for income taxes and noncontrolling interest	142,381	85,592	46,213
Provision for income taxes	(57,689)	(37,557)	(23,385)

Consolidated net income	84,692	48,035	22,828
Less: Net income attributable to noncontrolling interest	(3,973)	(4,607)	(4,472)

Net income attributable to salesforce.com	$80,719	$43,428	$18,356

Earnings per share—basic and diluted:
Basic net income per share attributable to salesforce.com common shareholders	$0.65	$0.36	$0.16
Diluted net income per share attributable to salesforce.com common shareholders	0.63	0.35	0.15

Shares used in computing basic net income per share	124,462	121,183	116,840
Shares used in computing diluted net income per share	128,114	125,228	122,422

(1)	Amounts include stock-based expenses, as follows (see Note 1):

	Fiscal Year Ended January 31,
	2010	2009	2008
Cost of revenues	$12,570	$11,051	$7,926
Research and development	13,129	9,852	6,336
Marketing and sales	39,722	36,028	25,423
General and administrative	23,471	20,435	15,522

See accompanying Notes to Consolidated Financial Statements.

salesforce.com, inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholders’ Equity Controlling Interest	Total Stockholders’ Equity Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2007	114,537,560	$115	$319,496	$(2,187)	$(35,633)	$281,791	$4,634	$286,425
Exercise of stock options, warrants and stock grants to board members for board services	4,533,418	4	63,192	—	—	63,196	—	63,196
Vested restricted stock units converted to shares	234,035	—	—	—	—	—	—	—
Tax benefits from employee stock plans	—	—	34,847	—	—	34,847	—	34,847
Stock-based expenses	—	—	54,267	—	—	54,267	—	54,267
Noncontrolling interest	—	—	—	—	—	—	4,309	4,309
Components of comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	—	(2,753)	—	(2,753)	—	(2,753)
Unrealized gain on marketable securities and cash equivalents	—	—	—	2,664	—	2,664	—	2,664
Net income attributable to salesforce.com	—	—	—	—	18,356	18,356	—	18,356

Total comprehensive income, year ended January 31, 2008	—	—	—	—	—	—	—	18,267
Adjustment to retained earnings for new tax guidance related to uncertain tax positions	—	—	—	—	(309)	(309)	—	(309)

Balances at January 31, 2008	119,305,013	119	471,802	(2,276)	(17,586)	452,059	8,943	461,002
Exercise of stock options and stock grants to board members for board services	3,009,276	4	45,903	—	—	45,907	—	45,907
Vested restricted stock units converted to shares	535,773	—	—	—	—	—	—	—
Tax benefits from employee stock plans	—	—	55,421	—	—	55,421	—	55,421
Stock-based expenses	—	—	75,598	—	—	75,598	—	75,598
Noncontrolling interest	—	—	—	—	—	—	1,760	1,760
Components of comprehensive income, net of tax:
Foreign currency translation adjustment and other	—	—	—	260	—	260	—	260
Unrealized loss on marketable securities and cash equivalents	—	—	—	(889)	—	(889)	—	(889)
Net income attributable to salesforce.com	—	—	—	—	43,428	43,428	—	43,428

Total comprehensive income, year ended January 31, 2009	—	—	—	—	—	—	—	42,799

Balances at January 31, 2009	122,850,062	123	648,724	(2,905)	25,842	671,784	10,703	682,487
Exercise of stock options and stock grants to board members for board services	3,472,826	4	96,153	—	—	96,157	—	96,157
Vested restricted stock units converted to shares	829,561	—	—	—	—	—	—	—
Tax benefits from employee stock plans	—	—	49,478	—	—	49,478	—	49,478
Stock-based expenses	—	—	86,570	—	—	86,570	—	86,570
Equity component of the convertible notes issuance, net.	—	—	124,836	—	—	124,836	—	124,836
Purchase of convertible note hedges	—	—	(126,500)	—	—	(126,500)	—	(126,500)
Sale of warrants	—	—	59,283	—	—	59,283	—	59,283
Noncontrolling interest	—	—	—	—	—	—	2,161	2,161
Components of comprehensive income, net of tax:
Foreign currency translation adjustment and other	—	—	—	(2,820)	—	(2,820)	—	(2,820)
Unrealized gain on marketable securities and cash equivalents	—	—	—	4,295	—	4,295	—	4,295
Net income attributable to salesforce.com	—	—	—	—	80,719	80,719	—	80,719

Total comprehensive income, year ended January 31, 2010	—	—	—	—	—	—	—	82,194

Balances at January 31, 2010	127,152,449	$127	$938,544	$(1,430)	$106,561	$1,043,802	$12,864	$1,056,666

See accompanying Notes to Consolidated Financial Statements.

salesforce.com, inc.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended January 31,
	2010	2009	2008
Operating activities
Consolidated net income	$84,692	$48,035	$22,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,177	35,971	24,219
Amortization of debt discount	728	—	—
Amortization of deferred commissions	63,891	58,732	42,195
Change in the deferred income tax valuation allowance	—	—	(970)
Expense related to stock-based awards	88,892	77,366	55,207
Excess tax benefits from employee stock plans	(51,539)	(54,597)	(31,978)
Loss on securities	—	1,783	—
Gain on sale of investment	—	—	(1,272)
Changes in assets and liabilities:
Accounts receivable, net	(54,522)	(44,798)	(91,368)
Deferred commissions	(82,336)	(63,701)	(62,759)
Prepaid expenses and other current assets	(3,899)	(4,746)	(11,376)
Other assets	(1,405)	(1,292)	(7,669)
Accounts payable	(1,588)	8,512	(1,392)
Accrued expenses and other current liabilities	64,498	55,440	71,779
Deferred revenue	110,322	112,852	196,831

Net cash provided by operating activities	270,911	229,557	204,275

Investing activities
Purchase of subsidiary stock	—	(21,622)	—
Business combinations, net of cash acquired	(11,999)	(27,907)	—
Purchases of marketable securities	(1,317,952)	(449,035)	(447,296)
Sales of marketable securities	874,573	154,287	19,608
Maturities of marketable securities	130,663	284,339	366,872
Capital expenditures	(53,901)	(61,059)	(43,552)
Proceeds from sale of investment	—	—	1,659

Net cash used in investing activities	(378,616)	(120,997)	(102,709)

Financing activities
Proceeds from borrowings on convertible debt	567,094	—	—
Proceeds from issuance of warrants	59,283	—	—
Purchase of convertible note hedge	(126,500)	—	—
Proceeds from the exercise of stock options	93,856	43,311	60,910
Excess tax benefits from employee stock plans	51,539	54,597	31,978
Principal payments on capital lease obligations	(8,119)	(997)	(175)

Net cash provided by financing activities	637,153	96,911	92,713

Effect of exchange rate changes	(1,976)	(732)	(1,792)

Net increase in cash and cash equivalents	527,472	204,739	192,487
Cash and cash equivalents at beginning of year	483,834	279,095	86,608

Cash and cash equivalents at end of year	$1,011,306	$483,834	$279,095

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$1,069	$107	$46
Income taxes, net of tax refunds	$28,479	$9,600	$1,564

Noncash financing and investing activities
Fixed assets acquired under capital lease	$17,000	$6,406	$—

See accompanying Notes to Consolidated Financial Statements.

salesforce.com, inc.

Notes to Consolidated Financial Statements

1. Summary of Business and Significant Accounting Policies

Description of Business

salesforce.com, inc. (the “Company”) is a leading provider of enterprise cloud computing applications. The Company provides a comprehensive customer and collaboration relationship management (“CRM”) service to businesses of all sizes and industries worldwide and provides a technology platform for customers and developers to build and run applications. The Company offers its services on a subscription basis.

Fiscal Year

The Company’s fiscal year ends on January 31. References to fiscal 2010, for example, refer to the fiscal year ending January 31, 2010.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in the Company’s consolidated financial statements and notes thereto.

Significant estimates and assumptions made by management include the determination of the provision for income taxes, whether an other-than-temporary decline has occurred in the fair value of certain investments in marketable securities, the fair value of stock awards issued, the non-convertible borrowing rate used to calculate the fair value of the liability component of the convertible senior notes and the allocation of the purchase price paid for acquisitions. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company holds a controlling interest in Kabushiki Kaisha salesforce.com (“Salesforce Japan”), a Japanese joint venture. As of January 31, 2010, the Company owned a 72 percent interest in the joint venture. Given the Company’s controlling interest in the joint venture, the accounts of the joint venture have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the noncontrolling investors’ interests in the net assets and operations of the joint venture to the extent of the noncontrolling investors’ individual investments. Noncontrolling interest of $12.9 million and $10.7 million as of January 31, 2010 and January 31, 2009, respectively, have been reflected in stockholders’ equity.

The Company now reports the noncontrolling interest in a subsidiary as a component of equity in the consolidated balance sheets and discloses on the face of the consolidated statements of operations the amounts of the consolidated net income attributable to the parent and to the noncontrolling interests. Prior period amounts have been reclassified to reflect the effect of the retrospective adoption in fiscal 2010 of new accounting and presentation guidance for noncontrolling interest, the effect of which is not material to any period presented.

Segments

The Company operates in one segment.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

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

No customer accounted for more than 5 percent of accounts receivable at January 31, 2010 and 2009. No single customer accounted for 5 percent or more of total revenue during fiscal 2010, 2009 and 2008.

As of January 31, 2010 and 2009, assets located outside the Americas were 12 percent and 14 percent of total assets, respectively. Revenues by geographical region are as follows (in thousands):

	Fiscal Year Ended January 31,
	2010	2009	2008
Revenues by geography:
Americas	$923,823	$776,495	$557,976
Europe	232,367	190,685	127,010
Asia Pacific	149,393	109,589	63,714

	$1,305,583	$1,076,769	$748,700

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, are stated at cost, which approximates fair value.

Marketable Securities

Management determines the appropriate classification of investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities are classified as available for sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of investment income. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of investment income. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value, our financial condition and business outlook,

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

including key operational and cash flow metrics, current market conditions and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value.

Fair Value of Financial Instruments

The Company reports its financial and non-financial assets and liabilities that are re-measured and reported at fair value at each reporting period.

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

The Company established a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1.	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2.	Include other inputs that are directly or indirectly observable in the marketplace.

Level 3.	Unobservable inputs which are supported by little or no market activity.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of January 31, 2010 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of January 31, 2010
Cash equivalents (1):
Time deposits	$11,410	$—	$—	$11,410
Money market mutual funds	123,868	—	—	123,868
U.S. treasury securities	399,140	—	—	399,140
U.S. agency obligations	—	364,197	—	364,197
Marketable securities:
Corporate notes and obligations	—	337,574	—	337,574
U.S. agency obligations	—	163,455	—	163,455
U.S. treasury securities	136,660	—	—	136,660
Mortgage backed securities	—	40,865	—	40,865
Collateralized mortgage obligations	—	37,188	—	37,188
Foreign currency derivative contracts (2)	—	1,593	—	1,593

Total Assets	$671,078	$944,872	$—	$1,615,950

Liabilities
Foreign currency derivative contracts (3)	$—	$402	$—	$402

Total Liabilities	$—	$402	$—	$402

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

(1)	Included in “cash and cash equivalents” in the accompanying Consolidated Balance Sheet as of January 31, 2010, in addition to $112,691 of cash.
(2)	Included in “prepaid expenses and other current assets” in the accompanying Consolidated Balance Sheet as of January 31, 2010.
(3)	Included in “accrued expenses and other current liabilities” in the accompanying Consolidated Balance Sheet as of January 31, 2010.

The following table presents the Company’s assets measured at fair value using significant unobservable inputs (Level 3) at January 31, 2010. These assets consist of the Company’s investment in the Reserve Primary Fund. During fiscal 2009, the Reserve Primary Fund suspended redemptions and is in the process of being liquidated. During fiscal 2010, the Company received redemptions in the amount of the Company’s estimated fair value of the Company’s investment in the Reserve Primary Fund (in thousands):

Balance at February 1, 2009	$18,294
Redemptions	(18,294)

Balance at January 31, 2010	$—

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of January 31, 2009 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of January 31, 2009
Cash equivalents (1):
Time deposits	$402	$—	$—	$402
Money market mutual funds	279,246	—	—	279,246
Corporate notes and obligations	—	7,990	—	7,990
U.S. agency obligations	—	87,852	—	87,852
Marketable securities:
Corporate notes and obligations	—	215,140	—	215,140
U.S. agency obligations	—	165,297	—	165,297
Money market mutual funds	—	—	18,294	18,294
Foreign currency derivative contracts (2)	—	1,054	—	1,054

Total Assets	$279,648	$477,333	$18,294	$775,275

Liabilities
Foreign currency derivative contracts (3)	$—	$2,058	$—	$2,058

Total liabilities	$—	$2,058	$—	$2,058

(1)	Included in “cash and cash equivalents” in the accompanying Consolidated Balance Sheet as of January 31, 2009, in addition to $108,344 of cash.
(2)	Included in “prepaid expenses and other current assets” in the accompanying Consolidated Balance Sheet as of January 31, 2009.
(3)	Included in “accrued expenses and other current liabilities” in the accompanying Consolidated Balance Sheet as of January 31, 2009.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

The Company has certain investments in privately-held companies. Management evaluated the financial results, earnings trends, and subsequent financing of these companies, as well as general market conditions, to determine fair value. The following table presents information about the Company’s assets that are measured at fair value on a non-recurring basis as of January 31, 2010 and the losses recorded during the year ended January 31, 2010 on these assets (in thousands):

Description	Net Carrying Value as of January 31, 2010	Significant Unobservable Inputs (Level 3)	Total Losses for Year Ended January 31, 2010
Investments in privately-held companies	$6,288	$6,288	$(512)

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

Derivative Financial Instruments

The Company enters into foreign currency derivative contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company uses forward currency derivative contracts to minimize the Company’s exposure of balances denominated in Euros, Swiss francs, Australian dollars, Singapore dollars, Japanese yen and British pounds. The Company’s program is not designated for trading or speculative purposes. As of January 31, 2010 the foreign currency derivative contracts that were not settled are recorded at fair value on the consolidated balance sheet.

The Company’s foreign currency derivative contracts which are not designated as hedging instruments are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. Foreign currency derivative contracts are marked-to-market at the end of each reporting period with gains and losses recognized as other income (expense) to offset the gains or losses resulting from the settlement or remeasurement of the underlying foreign currency denominated receivables and payables. While the contract or notional amount is often used to express the volume of foreign currency derivative contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of the Company to the counterparties.

Details on outstanding foreign currency derivative contracts related primarily to intercompany receivables and payables are presented below (in thousands):

	January 31, 2010	January 31, 2009
Notional amount of foreign currency derivative contracts	$74,705	$158,704
Fair value of foreign currency derivative contracts	$1,191	(1,004)

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

The Company’s fair value of our outstanding derivative instruments are summarized below (in thousands):

		Fair Value of Derivative Instruments
	Balance Sheet Location	As of January 31, 2010	As of January 31, 2009
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$1,593	$1,054

Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Accrued expenses and other current liabilities	$402	$2,058

The effect of the derivative instruments not designated as hedging instruments on the Consolidated Statements of Operations for the year ended January 31, 2010 and January 31, 2009, respectively are summarized below (in thousands):

Derivatives Not Designated as Hedging Instruments	Gains (Losses) Recognized in Income on Derivative Instruments
		Year ended January 31,
	Location	2010	2009
Foreign currency derivative contracts	Other income (expense)	$1,191	$(1,004)

Investment Income

Investment income consists of interest income, realized gains, and realized losses on the Company’s cash, cash equivalents and marketable securities. The components of investment income are presented below (in thousands):

	Fiscal Year Ended January 31,
(In thousands)	2010	2009	2008
Interest income	$21,219	$24,295	$24,712
Realized gains	13,391	1,048	12
Realized losses	(4,202)	(2,569)	(185)

Total investment income	$30,408	$22,774	$24,539

Interest Expense

Interest expense consists of interest on our capital lease commitments and convertible senior notes.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value.

There was no impairment of long-lived assets during fiscal 2010, 2009 and 2008.

The Company evaluates and tests the recoverability of the goodwill for impairment annually in the fourth quarter or more often if and when circumstances indicate that goodwill may not be recoverable. There was no impairment of goodwill during fiscal 2010 and 2009 and 2008.

Capitalized Software Costs

For its website development costs and the development costs related to its enterprise cloud computing application service, the company capitalizes costs incurred during the application development stage. Costs related to preliminary project activities and post implementation activities were expensed as incurred. Internal use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

The Company capitalized $15.1, million $10.2 million and $11.1 million of costs during fiscal 2010, 2009 and 2008, respectively. Amortization expense totaled $9.9 million, $6.6 million, and $2.7 million during fiscal 2010, 2009 and 2008, respectively.

Comprehensive Income

Comprehensive income consists of net income and accumulated other comprehensive income, which includes certain changes in equity that are excluded from net income. Specifically, cumulative foreign currency translation adjustments and unrealized gains and losses on marketable securities, net of taxes of $3.9 million in fiscal 2010 and $0.6 million in fiscal 2009, are included in accumulated other comprehensive income. Accumulated other comprehensive loss has been reflected in stockholders’ equity.

The components of accumulated other comprehensive loss were as follows (in thousands):

	As of January 31,
	2010	2009
Foreign currency translation and other adjustments	$(7,066)	$(3,957)
Net unrealized gain on marketable securities	5,636	1,052

	$(1,430)	$(2,905)

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

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

A reconciliation of the denominator used in the calculation of basic and diluted net income per share attributable to salesforce.com is as follows (in thousands):

	Fiscal Year Ended January 31,
	2010	2009	2008
Numerator:
Net income attributable to salesforce.com	$80,719	$43,428	$18,356

Denominator:
Weighted-average shares outstanding for basic earnings per share	124,462	121,183	116,840
Effect of dilutive securities:
Employee stock awards	3,652	4,045	5,582

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	128,114	125,228	122,422

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact. The dilutive securities are excluded when, for example, their exercise prices, unrecognized compensation and tax benefits are greater than the average fair values of the Company’s common stock (in thousands).

	Fiscal Year Ended January 31,
	2010	2009	2008
Stock awards	4,455	3,797	3,175
Warrants	6,736	—	—

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

The total income tax benefit recognized in the accompanying consolidated statements of operations related to stock-based awards was $32.1 million, $26.3 million and $18.5 million for fiscal years 2010, 2009 and 2008, respectively.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in its tax provision. As of January 31, 2010, the Company accrued no penalties and immaterial amount of interest in income tax expense.

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

Professional services and other revenues, when sold with subscription and support offerings, are accounted for separately when these services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value of each deliverable. When accounted for separately, revenues are recognized as the services are rendered for time and material contracts, and when the milestones are achieved and accepted by the customer for fixed price contracts. The majority of the Company’s consulting contracts are on a time and materials basis. Training revenues are recognized after the services are performed. For revenue arrangements with multiple deliverables, such as an arrangement that includes subscription, premium support and consulting or training services, the Company allocates the total amount the customer will pay to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately.

In determining whether the consulting services can be accounted for separately from subscription and support revenues, the Company considers the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, the Company recognizes the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations, the Company defers only the direct costs of the consulting arrangement and amortizes those costs over the same time period as the consulting revenue is recognized. As of January 31, 2010 and January 31, 2009, the deferred cost on the accompanying condensed consolidated balance sheet totaled $19.1 million and $17.3 million, respectively. These deferred costs are included in prepaid expenses and other current assets and other assets.

Deferred Revenue

Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s subscription service described above and is recognized as the revenue recognition criteria are met. The Company generally invoices its customers in annual or quarterly installments. Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

agreements. Deferred revenue also includes certain deferred professional services fees which are recognized as revenue ratably over the subscription contract term. The Company defers the professional service fees in situations where the professional services and subscription contracts are accounted for as a single unit of accounting. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. Approximately 6 percent and 7 percent of total deferred revenue as of January 31, 2010 and January 31, 2009, respectively related to deferred professional services revenue.

Deferred Commissions

Deferred commissions are the incremental costs that are directly associated with non-cancelable subscription contracts with customers and consist of sales commissions paid to the Company’s direct sales representatives. The commissions are deferred and amortized over the non-cancelable terms of the related customer contracts, which are typically 12 to 24 months. The commission payments are paid in full the month after the customer’s service commences. The deferred commission amounts are recoverable through the future revenue streams under the non-cancelable customer contracts. The Company believes this is the preferable method of accounting as the commission charges are so closely related to the revenue from the non-cancelable customer contracts that they should be recorded as an asset and charged to expense over the same period that the subscription revenue is recognized. Amortization of deferred commissions is included in marketing and sales expense in the accompanying consolidated statements of operations.

Accounting for Stock-Based Compensation

The Company recognizes share-based expenses on a straight-line over the requisite service period of the awards, which is the vesting term of four years. Share-based expenses are recognized net of estimated forfeiture activity.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	2010	2009	2008
Volatility	50 - 60%	47 - 60%	46 - 47%
Weighted-average estimated life	3.8 - 4 years	4 years	4 years
Weighted-average risk-free interest rate	1.78 - 2.39%	1.47 - 3.08%	3.32 - 4.55%
Dividend yield	—	—	—
Weighted-average fair value per share of grants	$24.73	$15.39	$20.49

Since November 2009, the weighted-average estimated life was based on an actual analysis of expected life. Prior to November 2009, the weighted-average estimated life assumption of 4 years was based on the average of the vesting term and the 5 year contractual lives of options awarded. The weighted average risk free interest rate is based on the rate for a 4 year U.S. government security at the time of the option grant.

The Company estimated its future stock price volatility considering both its observed option-implied volatilities and its historical volatility calculations. Management believes this is the best estimate of the expected volatility over the 4 year weighted-average expected life of its option grants.

During fiscal 2010 and 2009, the Company capitalized $2.4 million and $1.9 million, respectively, of stock based expenses related to capitalized internal-use software development and deferred professional services costs.

During fiscal 2010, the Company recognized stock-based expense of $88.9 million. As of January 31, 2010, the aggregate stock compensation remaining to be amortized to costs and expenses was $283.6 million. The

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

Company expects this stock compensation balance to be amortized as follows: $115.8 million during fiscal 2011; $89.3 million during fiscal 2012; $52.5 million during fiscal 2013 and $26.0 million during fiscal 2014. The expected amortization reflects only outstanding stock awards as of January 31, 2010 and assumes no forfeiture activity. The Company expects to continue to issue share-based awards to its employees in future periods.

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

The Company has also agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that would generally enable the Company to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligation by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions.

Advertising Expenses

Advertising is expensed as incurred. Advertising expense was $50.8 million, $43.7 million and $25.6 million for fiscal 2010, 2009 and 2008, respectively.

Subsequent Events

The Company evaluated subsequent events through the date this Annual Report on Form 10-K was filed with the SEC.

New Accounting Pronouncements

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting pronouncement to its consolidated financial statements.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

2. Balance Sheet Accounts

Marketable Securities

At January 31, 2010, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$329,750	$7,889	$(65)	$337,574
U.S. treasury securities	136,606	170	(116)	136,660
Mortgage backed securities	40,187	719	(41)	40,865
Collateralized mortgage obligations	36,785	436	(33)	37,188
U.S. agency obligations	162,896	571	(12)	163,455

	$706,224	$9,785	$(267)	$715,742

At January 31, 2009, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$215,297	$1,173	$(1,330)	$215,140
Money market mutual fund	18,294	—	—	18,294
U.S. agency obligations	163,584	1,721	(8)	165,297

	$397,175	$2,894	$(1,338)	$398,731

	As of January 31,
	2010	2009
Recorded as follows (in thousands):
Short-term (due in one year or less)	$230,659	$213,769
Long-term (due between one and 3 years)	485,083	184,962

	$715,742	$398,731

As of January 31, 2010, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$18,980	$(65)	$—	$—	$18,980	$(65)
Mortgage backed securities	6,328	(41)	—	—	6,328	(41)
U.S. treasury securities	71,419	(116)	—	—	71,419	(116)
Commercial mortgage obligations	7,319	(33)	—	—	7,319	(33)
U.S. agency obligations	10,250	(12)	—	—	10,250	(12)

	$114,296	$(267)	$—	$—	$114,296	$(267)

The unrealized loss for each of these fixed rate marketable securities ranged from less than $1,000 to $103,000. The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of January 31, 2010. The Company expects to receive the full principal and interest on all of these marketable securities.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of January 31,
	2010	2009
Deferred professional services costs	$13,420	$13,069
Prepaid expenses and other current assets	42,314	20,046

	$55,734	$33,115

Fixed Assets

Fixed assets consisted of the following (in thousands):

	As of January 31,
	2010	2009
Computers, equipment and software	$87,608	$65,864
Furniture and fixtures	17,325	13,096
Leasehold improvements	71,882	54,032

	176,815	132,992
Less accumulated depreciation and amortization	(87,104)	(55,965)

	$89,711	$77,027

Depreciation and amortization expense totaled $31.9 million, $21.0 million and $16.8 million during fiscal 2010, 2009 and 2008, respectively.

Fixed assets at January 31, 2010 and January 31, 2009 included a total of $27.1 million and $10.1 million acquired under capital lease agreements, respectively. Accumulated amortization relating to equipment and software under capital leases totaled $11.0 million and $4.5 million, respectively, at January 31, 2010 and January 31, 2009. Amortization of assets under capital leases is included in depreciation and amortization expense.

Capitalized Software

Capitalized software consisted of the following (in thousands):

	As of January 31,
	2010	2009
Capitalized internal-use software development costs, net of accumulated amortization of $21,392 and $11,540, respectively	$22,675	$17,450
Acquired developed technology, net of accumulated amortization of $20,932 and $13,522, respectively	12,134	12,539

	$34,809	$29,989

Capitalized internal use software amortization expense totaled $9.9 million and $6.6 million for the years ended January 31, 2010 and 2009, respectively. Acquired developed technology amortization expense totaled $8.0 million and $7.0 million for the years ended January 31, 2010 and 2009, respectively.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

During fiscal 2010, the Company acquired two privately-held companies for $12.0 million in cash. The Company accounted for these transactions as business combinations. Of the $12.0 million, the Company allocated $7.6 million to acquired developed technology with a useful lives of 3 years and $4.1 million to goodwill. The Company does not believe that these transactions were material.

Other Assets, net

Other assets consisted of the following (in thousands):

	As of January 31,
	2010	2009
Deferred professional services costs, noncurrent portion	$5,639	$4,185
Long-term deposits	11,084	8,447
Purchased intangible assets, net of accumulated amortization of $5,815 and $2,573, respectively	6,746	9,679
Investments in privately-held companies	6,288	2,400
Other	10,008	5,416

	$39,765	$30,127

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter. There was no impairment of goodwill during fiscal 2010 and 2009.

Goodwill consists of the following (in thousands):

Total
Balance as of January 31, 2008	$8,556
Salesforce Japan (See Note 6)	16,340
InStranet, Inc. (See Note 6)	19,976

Balance as of January 31, 2009	44,872
Other acquisitions	4,083

Balance as of January 31, 2010	$48,955

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,
	2010	2009
Accrued compensation	$90,223	$74,355
Accrued other liabilities	46,188	39,886
Accrued other taxes payable	27,757	27,596
Accrued professional costs	10,740	3,950
Accrued rent	19,830	17,418

	$194,738	$163,205

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

0.75% Convertible Senior Notes

In January 2010, the Company issued at par value $575.0 million of 0.75% convertible senior notes due January 15, 2015 (the “Notes”). Interest is payable semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2010.

The Notes are governed by an Indenture dated as of January 19, 2010, between the Company, as issuer, and U.S. Bank National Association, as trustee. The Notes do not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by the Company. The Notes are unsecured and rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the Notes and rank equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated and are effectively subordinated in right of payment to any of the Company’s cash equal to the principal amount of the Notes, and secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all existing and future indebtedness and liabilities incurred by our subsidiaries, including trade payables.

If converted, holders will receive cash equal to the principal amount of the Notes, and at the Company’s election, cash and/or shares of the Company’s common stock for any amounts in excess of the principal amounts.

The initial conversion rate is 11.7147 shares of common stock per $1,000 principal amount of Notes, subject to anti-dilution adjustments. The initial conversion price is approximately $85.36 per share of common stock. Throughout the term of the Notes, the conversion rate may be adjusted upon the occurrence of certain events, including for any cash dividends. Holders of the Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a Note. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than cancelled, extinguished or forfeited. Holders may convert their Notes under the following circumstances:

•

during any fiscal quarter commencing after April 30, 2010, if, for at least 20 trading days during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sales price of the Company’s common stock for such trading day is greater than or equal to 130% of the applicable conversion price on such trading day share of common stock on such last trading day;

•	in certain situations, when the trading price of the Notes is less than 98% of the product of the sale price of the Company’s common stock and the conversion rate;

•	upon the occurrence of specified corporate transactions described under the Notes Indenture, such as a consolidation, merger or binding share exchange; or

•	at any time on or after October 15, 2014.

As of January 31, 2010, the Notes are not yet convertible into 6.7 million shares of the Company’s common stock.

Holders of the Notes have the right to require the Company to purchase with cash all or a portion of the Notes upon the occurrence of a fundamental change, such as a change of control at a purchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. Following certain corporate transactions that constitute a change of control, the Company will increase the conversion rate for a holder who elects to convert the Notes in connection with such change of control in certain circumstances.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes as a whole. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense over the term of the Note. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

In accounting for the transaction costs related to the Note issuance, the Company allocated the total amount incurred to the liability and equity components. Transaction costs attributable to the liability component are being amortized to expense over the term of the Notes, and transaction costs attributable to the equity component were netted with the equity component in additional paid-in capital. Debt issuance costs, net of amortization, were $7.1 million as of January 31, 2010 and equity issuance costs were $1.8 million. Additionally, the Company recorded a deferred tax liability of $51.1 million in connection with the Notes. The Notes consisted of the following (in thousands):

As of January 31, 2010
Equity component (1)	$125,530

Liability component :
Principal	$575,000
Less: debt discount, net (2)	(124,802)

Net carrying amount	$450,198

(1)	Included in the consolidated balance sheets within additional paid-in capital, net of the $1.8 million in equity issuance costs.
(2)	Included in the consolidated balance sheets within 0.75% convertible senior notes and is amortized over the remaining life of the Notes using the effective interest rate method.

As of January 31, 2010, the remaining life of the Notes is approximately 5 years.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

Fiscal Year Ended January 31, 2010
Contractual interest expense	$144
Amortization of debt issuance costs	59
Amortization of debt discount	728

$931

Effective interest rate of the liability component	5.86%

Note Hedges

To minimize the impact of potential economic dilution upon conversion of the Notes, the Company entered into convertible note hedge transactions with respect to its common stock (the “Note Hedges”). The Company

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

paid an aggregate amount of $126.5 million for the Note Hedges. The Note Hedges cover, approximately 6.7 million shares of the Company’s common stock at a strike price that corresponds to the initial conversion price of the Notes, also subject to adjustment, and are exercisable upon conversion of the Notes. The Note Hedges will expire upon the maturity of the Notes. The Note Hedges are intended to reduce the potential economic dilution upon conversion of the Notes in the event that the market value per share of the Company’s common stock, as measured under the Notes, at the time of exercise is greater than the conversion price of the Notes. The Note Hedges are separate transactions and are not part of the terms of the Notes. Holders of the Notes will not have any rights with respect to the Note Hedges. The Company recorded a deferred tax asset of $51.4 million in connection with these Note Hedges.

Warrants

Separately, the Company also entered into warrant transactions (the “Warrants”), whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, up to 6.7 million shares of the Company’s common stock at a strike price of $119.51 per share. The Company received aggregate proceeds of $59.2 million from the sale of the Warrants. If the market value per share of the Company’s common stock, as measured under the Warrants, exceeds the strike price of the Warrants, the Warrants will have a dilutive effect on the Company’s earnings per share. The Warrants are separate transactions, entered into by the Company and are not part of the terms of the Notes or Note Hedges. Holders of the Notes will not have any rights with respect to the Warrants.

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

On February 1, 2010, 3.5 million additional shares were reserved under the 2004 Equity Incentive Plan pursuant to the automatic increase. The 2004 Employee Stock Purchase Plan will not be implemented unless and until the Company’s Board of Directors authorizes the commencement of one or more offerings under the plan. No offering periods have been authorized to date.

In April 2006, the Company’s Board of Directors approved the 2006 Inducement Equity Incentive Plan (the “Inducement Plan”) that allows for stock option and other equity incentive grants to employees in connection with merger or acquisition activity. In March 2009, the Board of Directors amended the Inducement Plan to increase the share reserve by 300,000 shares to 700,000 shares in total. As of January 31, 2010, there were 436,504 shares of common stock available for grant under the Inducement Plan.

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

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

Stock activity is as follows:

	Shares Available for Grant	Options Outstanding
		Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2009	4,191,642	14,917,520	$32.51
Increase in shares authorized:
2004 Equity Incentive Plan	3,500,000	—	—
Inducement Plan	300,000
Options granted under all plans	(3,477,039)	3,477,039	61.78
Restricted stock unit activity	(623,227)	—	—
Stock grants to board members for board services and advisory board members	(50,200)	—	—
Exercised	—	(3,422,626)	27.42
1999 Plan shares expired	(168,809)
Cancelled	935,562	(935,562)	42.06

Balance as of January 31, 2010	4,607,929	14,036,371	$40.36	$332,052

Vested or expected to vest		13,485,927	$39.97	$324,090

Exercisable as of January 31, 2010		5,968,101	$29.73	$202,288

The total intrinsic value of the options exercised during the fiscal 2010, 2009 and 2008 were $105.2 million, $117.3 million, and $155.8 million respectively. The intrinsic value is the difference of the current market value of the stock and the exercise price of the stock option.

The weighted-average remaining contractual life of vested and expected to vest options is approximately 3.7 years.

As of January 31, 2010, options to purchase 5,968,101 shares were vested at a weighted average exercise price of $29.73 per share and a remaining weighted-average remaining contractual life of approximately 3.4 years. The total intrinsic value of these vested options as of January 31, 2010 was $202.3 million.

The following table summarizes information about stock options outstanding as of January 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.40 to $22.64	2,020,749	4.2	$10.16	2,020,123	$10.16
$23.05 to $25.19	168,161	4.8	24.56	161,003	24.56
$25.97	2,892,809	3.8	25.97	650,126	25.97
$27.20 to $39.35	2,090,709	2.6	33.78	1,411,438	33.62
$39.68 to $52.48	2,826,735	3.2	49.90	1,246,429	48.79
$52.76 to $65.41	1,065,604	3.4	56.04	377,866	55.44
$65.44 to $71.30	2,971,604	4.7	65.73	101,116	67.91

	14,036,371	3.7	$40.36	5,968,101	$29.73

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

Restricted stock unit activity during fiscal 2010 is as follows:

	Restricted Stock Units Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2008	1,717,290	$0.001
Granted	1,475,314	0.001
Cancelled	(157,743)	0.001
Vested and converted to shares	(535,710)	0.001

Balance as of January 31, 2009	2,499,151	0.001
Granted	859,636	0.001
Cancelled	(212,774)	0.001
Vested and converted to shares	(829,561)	0.001

Balance as of January 31, 2010	2,316,452	$0.001	$147,210

Expected to vest	2,131,271		$135,442

The restricted stock units, which upon vesting entitles the holder to one share of common stock for each restricted stock unit, have an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and vest over 4 years.

The weighed-average fair value of the restricted stock units issued in fiscal 2010 and 2009 was $47.59 and $39.41, respectively.

The Company realized tax benefits of $50.2 million from the exercise, sale or vesting of stock awards during fiscal 2010.

Common Stock

The following number of shares of common stock were reserved and available for future issuance at January 31, 2010:

Options outstanding	14,036,371
Restricted stock units outstanding	2,316,452
Stock available for future grant:
2004 Equity Incentive Plan	3,512,425
2006 Inducement Equity Incentive Plan	436,504
2004 Employee Stock Purchase Plan	1,000,000
2004 Outside Directors Stock Plan	659,000
0.75% Convertible senior notes	6,735,953
Warrants	6,735,953

35,432,658

During fiscal year 2010 and 2009, certain board members received stock grants totaling 48,000 shares of common stock, respectively for board services pursuant to the terms described in the 2004 Outside Directors Stock Plan. The expense related to these awards, which was expensed immediately at the time of the issuance, totaled $2.2 million and $2.4 million, in fiscal 2010 and 2009 respectively.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

4. Preferred Stock

The Company’s board of directors has the authority, without further action by stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. The ability to issue preferred stock could delay or impede a change in control. At January 31, 2010 and 2009, no shares of preferred stock were outstanding.

5. Joint Venture

On December 7, 2000, the Company entered into a joint venture agreement with SunBridge, Inc., a Japanese corporation, to establish Salesforce Japan. During fiscal 2009, the Company increased its ownership interest in the joint venture, from 65 to 72 percent in exchange for a cash payment of $21.6 million. The Company accounted for this investment as a step acquisition. The allocation of the purchase price was completed during fiscal 2009 with $19.2 million recorded as goodwill and the remainder to intangible assets.

Provided that the Company owns at least 30 percent of the outstanding voting shares of the joint venture, the Company has the right to appoint three of the six board members of the joint venture, and together with SunBridge, may appoint a fourth director. Based on this and majority ownership the Company consolidates the results of Salesforce Japan.

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

Given the Company’s controlling interest in the joint venture, the accounts of the joint venture have been consolidated with the accounts of the Company, and a controlling interest has been recorded for the third party’s interest in the net assets and operations of the joint venture to the extent of the controlling partners’ individual investments.

Under the terms of the joint venture agreement, the joint venture agreement will terminate if the joint venture becomes a public company or is sold to a third party, or upon the mutual agreement of the parties. In addition, if the Company commits a breach of, or if the Company fails to perform, its material obligations under the joint venture agreement, which are not cured in a timely manner, SunBridge can require the Company to purchase all of its shares in the joint venture. The purchase price for SunBridge’s shares would be the then fair market value plus a specified premium. In the event that SunBridge commits a breach of, or if it fails to perform, its material obligations under the joint venture agreement, which it does not cure in a timely manner, or if SunBridge enters into bankruptcy proceedings, the Company can require SunBridge to sell to it all of its shares in the joint venture to the Company. The purchase price for SunBridge’s shares would be the then fair market value less a specified discount. Additionally, if the Company and SunBridge are unable to agree on certain operational matters, either party can require the other to purchase all of its shares of the joint venture at a price equal to the then fair value market value. Fair market value is to be determined by mutual agreement of the parties, or if the parties are unable to agree, by an independent appraiser.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

6. Acquisitions in fiscal year 2009

InStranet, Inc.

In August 2008, the Company acquired 100 percent of the outstanding stock of InStranet, Inc. (“InStranet”), a privately-held company with operations in Paris, France, and Chicago, Illinois for $32.3 million in cash including $0.7 million in transaction costs. InStranet offers a knowledge management application for business to consumer call centers. The Company acquired InStranet for its developed technology in order to expand its CRM customer service and support offerings in the customer service and support market. The Company accounted for this as a business combination.

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

The valuation of acquired assets and liabilities is as follows (in thousands):

Customer relationships	$1,919
Territory rights	2,196
Goodwill	16,340
Deferred income taxes	(1,679)
Noncontrolling interest adjustment	2,848

Total purchase price consideration	$21,624

Customer relationships have a useful life of 3 years and territory rights have a useful life of 7 years. The goodwill balance is not deductible for tax purposes. This asset is attributed to the premium paid for the territory rights and customer relationships.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

Intangible assets acquired resulting from the acquisitions described above as of January 31, 2010 are as follows (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life
Developed technology	$8,610	$(4,185)	$4,425	1.5 years
Territory rights	2,196	(444)	1,752	5.5 years
Customer relationships	7,869	(3,881)	3,988	1.4 years

	$18,675	$(8,510)	$10,165

The expected future amortization expense for these intangible assets for each of the fiscal years ended thereafter is as follows (in thousands):

Fiscal Period:
Fiscal 2011	$5,807
Fiscal 2012	3,233
Fiscal 2013	314
Fiscal 2014	314
Fiscal 2015	314
Thereafter	183

Total amortization expense	$10,165

7. Income Taxes

The domestic and foreign components of income before provision (benefit) for income taxes and noncontrolling interest consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2010	2009	2008
Domestic	$125,095	$83,590	$51,911
Foreign	17,286	2,002	(5,698)

	$142,381	$85,592	$46,213

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

The provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2010	2009	2008
Current:
Federal	$43,313	$55,228	$31,245
State	8,788	7,701	4,515
Foreign	12,179	7,699	6,502

Total	64,280	70,628	42,262
Deferred:
Federal	(4,506)	(26,979)	(13,800)
State	(979)	(5,372)	(3,192)
Foreign	(1,106)	(720)	(1,885)

Total	(6,591)	(33,071)	(18,877)

Provision for income taxes	$57,689	$37,557	$23,385

A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes included in the accompanying consolidated statements of operations is as follows (in thousands):

	Fiscal Year Ended January 31,
	2010	2009	2008
U.S. federal taxes at statutory rate	$49,833	$29,957	$16,175
State, net of the federal benefit	8,645	4,685	2,916
Foreign losses providing no benefit	—	3,091	4,547
Foreign taxes in excess of the U.S. statutory rate	6,748	3,537	2,326
Tax credits	(9,845)	(5,222)	(3,817)
Non-deductible expenses	755	901	1,346
Impact of California tax law change	2,747	—	—
Tax—noncontrolling interest	(1,390)	—	—
Other, net	196	608	(108)

	$57,689	$37,557	$23,385

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	As of January 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$5,284	$6,212
Deferred stock compensation	30,451	26,288
Tax credits	20,836	14,004
Deferred rent expense	7,360	6,244
Accrued liabilities	22,006	19,304
Deferred revenue	10,802	11,372
Other	6,816	8,208

Total deferred tax assets	103,555	91,632
Less valuation allowance	(1,540)	(2,344)

Net deferred tax assets	102,015	89,288

Deferred tax liabilities:
Deferred commissions	(22,613)	(18,274)
Purchased intangibles	(4,184)	(7,912)
Unrealized gains on investments	(3,873)	(626)
Other	(3,650)	(3,987)

Total deferred tax liabilities	(34,320)	(30,799)

Net deferred tax assets	$67,695	$58,489

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been partially offset by a valuation allowance. The valuation allowance relates to net deferred tax assets from operating losses of certain foreign subsidiaries. The excess tax benefits associated with stock option exercises are recorded directly to stockholders’ equity controlling interest only when realized. As a result, the excess tax benefits included in net operating loss carryforwards but not reflected in deferred tax assets for fiscal year 2010 and 2009 are $8.5 million and $30.4 million, respectively.

At January 31, 2010, the Company had net operating loss carryforwards for federal income tax purposes of approximately $33.5 million, which expire in 2020 through 2030, federal research and development tax credits of approximately $12.8 million, which expire in 2022 through 2030, foreign tax credits of $2.1 million, which expires in 2020, and minimum tax credits of $0.7 million, which have no expiration date. The Company also has state net operating loss carryforwards of approximately $166.0 million which expire beginning in 2012 and state research and development tax credits of approximately $11.8 million and $2.4 million of state enterprise zone tax credits, which do not expire.

Utilization of the Company’s net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

The Company had gross unrecognized tax benefits of $22.1 million and $16.5 million as of January 31, 2010 and January 31, 2009 respectively.

A reconciliation of the beginning and ending balance of total unrecognized tax benefits for fiscal years 2010, 2009, and 2008 is as follows (in thousands):

	Fiscal Year Ended January 31,
	2010	2009	2008
Balance as of February 1,	$16,472	$11,771	$6,542
Tax positions taken in prior period:
Gross increases	457	17	—
Gross decreases	(707)	(148)	(125)
Tax positions taken in current period:
Gross increases	5,401	5,955	5,129
Settlements	(212)	(149)	—
Currency translation effect	642	(974)	225

Balance as of January 31,	$22,053	$16,472	$11,771

For fiscal year 2010, 2009, and 2008 total unrecognized tax benefits in an amount of $16.5 million, $11.8 million and $7.9 million respectively, if recognized, would reduce income tax expense and the Company’s effective tax rate.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in the income tax provision. As of January 31, 2010, the Company accrued no penalties and an immaterial amount of interest in income tax expense. Interest expense accrued for fiscal 2010, 2009 and 2008 was also immaterial.

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

8. Commitments

Letters of Credit

As of January 31, 2010, the Company had a total of $10.6 million in letters of credit outstanding substantially in favor of its landlords for office space in San Francisco, California, New York City, Singapore, Sweden and Switzerland. These letters of credit renew annually and mature at various dates through October 2018.

Leases

The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

As of January 31, 2010, the future minimum lease payments under noncancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Period:
Fiscal 2011	$7,901	$81,941
Fiscal 2012	7,550	58,299
Fiscal 2013	1,074	44,103
Fiscal 2014	—	31,820
Fiscal 2015	—	13,360
Thereafter	—	50,686

Total minimum lease payments	$16,525	$280,209

Less: amount representing interest	(942)

Present value of capital lease obligation	$15,583

The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Of the total operating lease commitment balance of $280.2 million, $229.2 million is related to facilities space. The remaining $51.0 million commitment is related to computer equipment and other leases.

The Company’s agreements for the facilities and certain services provide the Company with the option to renew. The Company’s future contractual obligations would change if the Company exercised these options.

Rent expense for fiscal 2010, 2009 and 2008 was $47.3 million, $36.0 million and $23.0 million, respectively.

9. Legal Proceedings

The Company is involved in various legal proceedings and receives claims from time to time, arising from the normal course of business activities. In the Company’s opinion, resolution of these matters is not expected to have a material adverse impact on its consolidated results of operations, cash flows or its financial position.

During fiscal 2009, the Company received a communication from a large technology company alleging that the Company infringed some of its patents. The Company continues to analyze the potential merits of these claims, the potential defenses to such claims and potential counter claims, and the possibility of a license agreement as an alternative to litigation. The Company is currently in discussions with this company and no litigation has been filed to date. However, there can be no assurance that this claim will not lead to litigation in the future. The resolution of this claim is not expected to have a material adverse effect on the Company’s financial condition, but it could be material to the net income or cash flows or both of a particular quarter. The Company has been, and may in the future be, sued by third parties for alleged infringement of their proprietary rights. The Company’s technologies may be subject to injunction if they are held to infringe the rights of a third party. The outcome of any litigation is inherently uncertain. Any intellectual property claims, including the one referenced above, with or without merit, could be time-consuming and expensive to resolve, could divert management attention from executing the Company’s business plan and could require the Company to change the Company’s technology, change the Company’s business practices and/or pay monetary damages or enter into short- or long-term royalty or licensing agreements which may not be available in the future at the same terms or

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

at all. In addition, many of the Company’s subscription agreements require the Company to indemnify the Company’s customers for third-party intellectual property infringement claims, which could increase the cost to the Company of an adverse ruling on such a claim. Any adverse determination related to intellectual property claims or litigation could prevent the Company from offering its service to others, could be material to the Company’s net income or cash flows or both of a particular quarter or could otherwise adversely affect the Company’s operating results.

10. Employee Benefit Plan

The Company has a 401(k) plan covering all eligible employees in the United States. Since January 1, 2006, the Company has been contributing to the plan. Total Company contributions during fiscal 2010, 2009 and 2008, were $8.5 million, $6.7 million and $3.9 million, respectively.

11. Related-Party Transactions

In January 1999, the salesforce.com/foundation, also referred to as the Foundation, a non-profit public charity, was chartered to build philanthropic programs that are focused on youth and technology. The Company’s chairman is the chairman of the Foundation. He, one of the Company’s employees and one of the Company’s board members hold three of the Foundation’s seven board seats. The Company is not the primary beneficiary of the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s statement of activities with its financial results.

Since the Foundation’s inception, the Company has provided at no charge certain resources to Foundation employees such as office space. The value of these items totals approximately $35,000 per quarter during fiscal year 2010.

In addition to the resource sharing with the Foundation, the Company issued the Foundation warrants in August 2002 to purchase 500,000 shares of common stock which were all exercised in prior years. As of January 31, 2010, the Foundation held 142,500 shares of salesforce.com common stock. Additionally, the Company has donated subscriptions to the Company’s service to other qualified non-profit organizations. The fair value of these donated subscriptions were in excess of $3.7 million per month during fiscal 2010. The Company currently plans to continue providing free subscriptions to qualified non-profit organizations through its relationship with the Foundation.

salesforce.com, inc.

Notes to Consolidated Financial Statements—(Continued)

12. Selected Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for fiscal 2010 and 2009 is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
	(in thousands, except per share data)
Fiscal 2010
Revenues	$304,924	$316,061	$330,549	$354,049	$1,305,583
Gross profit	243,124	253,565	264,979	285,990	1,047,658
Income from operations	30,123	29,489	30,141	25,519	115,272
Net income attributable to salesforce.com	18,436	21,198	20,691	20,394	80,719
Basic net income per share attributable to salesforce.com common shareholders	$0.15	$0.17	$0.17	$0.16	$0.65
Diluted net income per share attributable to salesforce.com common shareholders	$0.15	$0.17	$0.16	$0.16	$0.63

Fiscal 2009
Revenues	$247,622	$263,077	$276,487	$289,583	$1,076,769
Gross profit	196,324	208,986	220,139	230,849	856,298
Income from operations	15,421	16,098	16,133	16,090	63,742
Net income attributable to salesforce.com	9,555	9,996	10,124	13,753	43,428
Basic net income per share attributable to salesforce.com common shareholders	$0.08	$0.08	$0.08	$0.11	$0.36
Diluted net income per share attributable to salesforce.com common shareholders	$0.08	$0.08	$0.08	$0.11	$0.35

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2010 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2010. We reviewed the results of management’s assessment with our Audit Committee.

The effectiveness of our internal control over financial reporting as of January 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

(c) Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended January 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(c) Financial Statement Schedules.

salesforce.com, inc.

Schedule II Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions	Deductions Write-offs	Balance at End of Year
Fiscal year ended January 31, 2010
Allowance for doubtful accounts	$1,527,000	$2,787,000	$3,264,000	$1,050,000
Fiscal year ended January 31, 2009
Allowance for doubtful accounts	$906,000	$4,390,000	$3,769,000	$1,527,000
Fiscal year ended January 31, 2008
Allowance for doubtful accounts	$1,223,000	$2,299,000	$2,616,000	$906,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 11, 2010

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

Signature	Title	Date

/S/ MARC BENIOFF Marc Benioff	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 11, 2010

/S/ GRAHAM SMITH Graham Smith	Chief Financial Officer (Principal Financial & Accounting Officer)	March 11, 2010

/S/ CRAIG CONWAY Craig Conway	Director	March 11, 2010

/S/ ALAN HASSENFELD Alan Hassenfeld	Director	March 11, 2010

/S/ CRAIG RAMSEY Craig Ramsey	Director	March 11, 2010

/S/ SANFORD R. ROBERTSON Sanford R. Robertson	Director	March 11, 2010

/S/ STRATTON SCLAVOS Stratton Sclavos	Director	March 11, 2010

/S/ LAWRENCE TOMLINSON Lawrence Tomlinson	Director	March 11, 2010

/S/ MAYNARD WEBB Maynard Webb	Director	March 11, 2010

/S/ SHIRLEY YOUNG Shirley Young	Director	March 11, 2010

Index to Exhibits

Exhibit 3.1(1)	Restated Certificate of Incorporation of salesforce.com, inc.

Exhibit 3.2(2)	Amended and Restated Bylaws of salesforce.com, inc.

Exhibit 4.1(1)	Specimen Common Stock Certificate

Exhibit 4.2(3)	Indenture between salesforce.com, inc. and U.S. Bank National Association, dated as of January 19, 2010 including the form of 0.75% Convertible Senior Notes due 2015 therein

Exhibit 10.1*(1)	Form of Indemnification Agreement between salesforce.com, inc. and its officers and directors

Exhibit 10.2*(4)	1999 Stock Option Plan, as amended

Exhibit 10.3*(5)	2004 Equity Incentive Plan, as amended

Exhibit 10.4*(1)	2004 Employee Stock Purchase Plan

Exhibit 10.5*(6)	2004 Outside Directors Stock Plan, as amended

Exhibit 10.6*(7)	2006 Inducement Equity Incentive Plan

Exhibit 10.7**(4)	Master Service Agreement dated May 17, 2005 between salesforce.com, inc. and Equinix, Inc.

Exhibit 10.10(8)	Resource Sharing Agreement dated as of January 29, 2009 between salesforce.com, inc., salesforce.com foundation, and salesforce.org

Exhibit 10.11(9)	Joint Venture Agreement dated as of December 7, 2000 among salesforce.com, inc., SunBridge, Inc. and Kabushiki Kaisha salesforce.com

Exhibit 10.12*	Form of Offer Letter and schedule of omitted details thereto

Exhibit 10.13*(8)	Form of Change of Control and Retention Agreement as entered into with Marc Benioff

Exhibit 10.14*(8)	Form of Change of Control and Retention Agreement as entered into with Parker Harris, George Hu, Graham Smith, Jim Steele, Polly Sumner and Frank van Veenendaal

Exhibit 10.15*(8)	Form of Change of Control and Retention Agreement as entered into with David Schellhase

Exhibit 10.16*	Separation Agreement and Release dated November 25, 2010 between salesforce.com, inc. and Kenneth Juster

Exhibit 10.17(3)

Purchase Agreement dated January 12, 2010 between salesforce.com, inc. and

Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers named in Schedule A thereto

Exhibit 10.18(3)	Form of Convertible Bond Hedge Confirmation

Exhibit 10.19(3)	Form of Warrant Confirmation

Exhibit 21.1	List of Subsidiaries

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm

Exhibit 24.1	Power of Attorney. (See page 93)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS(10)	XBRL Instance Document

Exhibit 101.SCH(10)	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL(10)	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF(10)	XBRL Extension Definition

Exhibit 101.LAB(10)	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE(10)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested for a portion of this exhibit.
(1)	Incorporated by reference from the Company’s registration statement on Form S-1 (No. 333-111289), Amendment No. 3, as filed with the Securities and Exchange Commission on April 20, 2004.
(2)	Incorporated by reference from the Company’s Form 8-K as filed with the Securities and Exchange Commission on April 2, 2009.
(3)	Incorporated by reference from the company’s Form 8-K as filed with the Securities and Exchange Commission on January 19, 2010.
(4)	Incorporated by reference from the Company’s Form 10-K for the annual period ended January 31, 2006 as filed with the Securities and Exchange Commission on March 15, 2006.
(5)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended July 31, 2006 as filed with the Securities and Exchange Commission on August 18, 2006.
(6)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended October 31, 2007 as filed with the Securities and Exchange Commission on November 19, 2007.
(7)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended April 30, 2006 as filed with the Securities and Exchange Commission on May 19, 2006.
(8)	Incorporated by reference from the Company’s Form 10-K for the annual period ended January 31, 2009 as filed with the Securities and Exchange Commission on March 9, 2009.
(9)	Incorporated by reference from the Company’s initial registration statement filing on Form S-1 (No. 333-111289) as filed with the Securities and Exchange Commission on December 18, 2003.
(10)	The financial information contained in these XBRL documents is unaudited and these are not the official publicly filed financial statements of salesforce.com, inc. The purpose of submitting these XBRL documents is to test the related format and technology, and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.