Form 10-Q
period 2010-04-30
SALESFORCE COM INC
filed 2010-05-28
CIK 1108524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2010

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

As of April 30, 2010, there were approximately 128.7 million shares of the Registrant’s Common Stock outstanding.

salesforce.com, inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

salesforce.com, inc.

Condensed Consolidated Balance Sheets

(in thousands)

	April 30, 2010	January 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$690,794	$1,011,306
Short-term marketable securities	260,958	230,659
Accounts receivable, net	183,612	320,956
Deferred commissions	46,215	47,388
Deferred income taxes	36,315	40,116
Prepaid expenses and other current assets	45,858	55,734

Total current assets	1,263,752	1,706,159
Marketable securities, noncurrent	949,796	485,083
Fixed assets, net	86,710	89,711
Deferred commissions, noncurrent	29,132	28,140
Deferred income taxes, noncurrent	34,181	27,579
Capitalized software, net	35,050	34,809
Goodwill	47,749	48,955
Other assets, net	41,727	39,765

Total assets	$2,488,097	$2,460,201

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,133	$14,791
Accrued expenses and other current liabilities	171,612	194,738
Income taxes payable	5,901	8,424
Deferred revenue	647,454	690,177

Total current liabilities	838,100	908,130
0.75% Convertible senior notes due 2015, net	455,649	450,198
Income taxes payable, noncurrent	17,101	17,551
Long-term lease liabilities and other	11,805	13,485
Deferred revenue, noncurrent	17,075	14,171

Total liabilities	1,339,730	1,403,535

salesforce.com stockholders’ equity:
Common stock	129	127
Additional paid-in capital	1,010,005	938,544
Accumulated other comprehensive gain (loss)	70	(1,430)
Retained earnings	124,306	106,561

Total stockholders’ equity controlling interest	1,134,510	1,043,802
Total stockholders’ equity noncontrolling interest	13,857	12,864

Total stockholders’ equity	1,148,367	1,056,666

Total liabilities and stockholders’ equity	$2,488,097	$2,460,201

See accompanying Notes to Condensed Consolidated Financial Statements.

salesforce.com, inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended April 30,
	2010	2009
Revenues:
Subscription and support	$350,712	$281,768
Professional services and other	26,101	23,156

Total revenues	376,813	304,924
Cost of revenues (1):
Subscription and support	44,057	37,028
Professional services and other	27,524	24,772

Total cost of revenues	71,581	61,800

Gross profit	305,232	243,124
Operating expenses (1):
Research and development	40,122	31,584
Marketing and sales	175,867	138,267
General and administrative	56,193	43,150

Total operating expenses	272,182	213,001
Income from operations	33,050	30,123
Investment income	7,875	4,530
Interest expense	(7,060)	(208)
Other income (expense)	(1,973)	371

Income before provision for income taxes and noncontrolling interest	31,892	34,816
Provision for income taxes	(12,016)	(15,823)

Consolidated net income	19,876	18,993
Less: Net income attributable to noncontrolling interest	(2,131)	(557)

Net income attributable to salesforce.com	$17,745	$18,436

Basic net income per share attributable to salesforce.com common shareholders	$0.14	$0.15
Diluted net income per share attributable to salesforce.com common shareholders	0.13	0.15
Shares used in computing basic net income per share	128,032	123,206
Shares used in computing diluted net income per share	132,251	125,349
(1) Amounts include stock-based expenses, as follows:

Cost of revenues	$3,074	$3,156
Research and development	4,102	3,084
Marketing and sales	12,210	9,942
General and administrative	7,082	5,481

See accompanying Notes to Condensed Consolidated Financial Statements.

salesforce.com, inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended April 30,
	2010	2009
Operating activities
Consolidated net income	$19,876	$18,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,505	12,145
Amortization of debt discount	5,451	—
Amortization of deferred commissions	19,489	14,946
Expense related to stock-based awards	26,468	21,663
Excess tax benefits from employee stock plans	(9,288)	(9,448)
Changes in assets and liabilities:
Accounts receivable, net	138,951	120,686
Deferred commissions	(19,308)	(10,869)
Prepaid expenses and other current assets	9,939	(3,127)
Other assets	(1,439)	(2,801)
Accounts payable	(1,658)	(622)
Accrued expenses and other current liabilities	(23,584)	(31,450)
Income taxes	3,600	12,513
Deferred revenue	(39,819)	(44,653)

Net cash provided by operating activities	143,183	97,976

Investing activities
Purchase of subsidiary stock	(1,273)	—
Purchase of marketable securities	(816,358)	(459,251)
Sales of marketable securities	204,153	187,791
Maturities of marketable securities	116,262	28,822
Capital expenditures	(12,190)	(13,428)

Net cash used in investing activities	(509,406)	(256,066)

Financing activities
Proceeds from the exercise of stock options	37,516	9,168
Excess tax benefits from employee stock plans	9,288	9,448
Principal payments on capital lease obligations	(1,918)	(1,248)

Net cash provided by financing activities	44,886	17,368

Effect of exchange rate changes	825	(1,407)

Net decrease in cash and cash equivalents	(320,512)	(142,129)
Cash and cash equivalents, beginning of period	1,011,306	483,834

Cash and cash equivalents, end of period	$690,794	$341,705

Supplemental cash flow disclosure:
Cash paid (received) during the period for:
Interest	$215	$208
Income taxes, net of tax refunds	$(5,513)	$4,283
Non-cash financing and investing activities:
Fixed assets acquired under capital leases	$431	$6,196

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

Fiscal Year

The Company’s fiscal year ends on January 31. References to fiscal 2011, for example, refer to the fiscal year ending January 31, 2011.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of April 30, 2010 and the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three months ended April 30, 2010 and 2009, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2010 was derived from the audited consolidated financial statements which are included in the Company’s Form 10-K for the fiscal year ended January 31, 2010, which was filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2010. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s fiscal 2010 Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of April 30, 2010, and its results of operations and its cash flows for the three months ended April 30, 2010 and 2009. All adjustments are of a normal recurring nature. The results for the three months ended April 30, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2011.

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

Notes to Condensed Consolidated Financial Statements—(Continued)

The Company holds a controlling interest in Kabushiki Kaisha salesforce.com (“Salesforce Japan”), a Japanese joint venture. During the three months ended April 30, 2010, the Company purchased additional shares from a minority shareholder and increased its ownership from 72 percent to 73 percent in the joint venture.

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

No customer accounted for more than 5 percent of accounts receivable at April 30, 2010 and at January 31, 2010. No single customer accounted for 5 percent or more of total revenue in the three months ended April 30, 2010 and 2009, respectively.

As of April 30, 2010 and January 31, 2010, assets located outside the Americas were 13 percent and 12 percent of total assets, respectively.

Revenues by geographical region are as follows (in thousands):

	Three months ended April 30,
	2010	2009
Americas	$259,284	$220,650
Europe	66,842	51,602
Asia Pacific	50,687	32,672

	$376,813	$304,924

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

The Company measures its cash equivalents, marketable securities and foreign currency derivative contracts at fair value. All of the Company’s cash equivalents and its marketable securities are classified within Level 1 or Level 2, which are described below. This is because the Company’s cash equivalents and marketable securities are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

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

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of April 30, 2010 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of April 30, 2010
Cash equivalents (1):
Time deposits	$12,357	$—	$—	$12,357
Money market mutual funds	354,136	—	—	354,136
U.S. treasury securities	69,990	—	—	69,990
Corporate notes and obligations	37,024	—	—	37,024
U.S. agency obligations	—	58,197	—	58,197
Marketable securities:
Corporate notes and obligations	—	754,559	—	754,559
U.S. agency obligations	—	170,305	—	170,305
U.S. treasury securities	51,311	—	—	51,311
Foreign government bonds	3,203	—	—	3,203
Mortgage backed securities	—	129,110	—	129,110
Collateralized mortgage obligations	—	102,266	—	102,266
Foreign currency derivative contracts (2)	—	1,493	—	1,493

Total Assets	$528,021	$1,215,930	$—	$1,743,951

Liabilities
Foreign currency derivative contracts (3)	$—	$431	$—	$431

Total Liabilities	$—	$431	$—	$431

(1)	Included in “cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheet as of April 30, 2010, in addition to $159,090 of cash.
(2)	Included in “prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheet as of April 30, 2010.
(3)	Included in “accrued expenses and other current liabilities” in the accompanying Condensed Consolidated Balance Sheet as of April 30, 2010.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of January 31, 2010 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of January 31, 2010
Cash equivalents (1):
Time deposits	$11,410	$—	$—	$11,410
Money market mutual funds	123,868	—	—	123,868
U.S. treasury securities	399,140	—	—	399,140
U.S. agency obligations	—	364,197	—	364,197
Marketable securities:
Corporate notes and obligations	—	337,574	—	337,574
U.S. agency obligations	—	163,455	—	163,455
U.S. treasury securities	136,660	—	—	136,660
Mortgage backed securities	—	40,865	—	40,865
Collateralized mortgage obligations	—	37,188	—	37,188
Foreign currency derivative contracts (2)	—	1,593	—	1,593

Total Assets	$671,078	$944,872	$—	$1,615,950

Liabilities
Foreign currency derivative contracts (3)	$—	$402	$—	$402

Total Liabilities	$—	$402	$—	$402

(1)	Included in “cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheet as of January 31, 2010, in addition to $112,691 of cash.
(2)	Included in “prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheet as of January 31, 2010.
(3)	Included in “accrued expenses and other current liabilities” in the accompanying Condensed Consolidated Balance Sheet as of January 31, 2010.

Derivative Financial Instruments

The Company enters into foreign currency derivative contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company uses forward currency derivative contracts to minimize the Company’s exposure of balances denominated in Euros, Canadian dollar, Swiss francs, Australian dollars, Singapore dollars, Japanese yen and British pound sterlings. The Company’s program is not designated for trading or speculative purposes. As of April 30, 2010 the foreign currency derivative contracts that were not settled are recorded at fair value on the condensed consolidated balance sheet.

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

Notes to Condensed Consolidated Financial Statements—(Continued)

Details on outstanding foreign currency derivative contracts related primarily to intercompany receivables and payables are presented below (in thousands):

	April 30, 2010	January 31, 2010
Notional amount of foreign currency derivative contracts	$102,464	$74,705
Fair value of foreign currency derivative contracts	$1,062	$1,191

The Company’s fair value of our outstanding derivative instruments are summarized below (in thousands):

		Fair Value of Derivative Instruments
	Balance Sheet Location	As of April 30, 2010	As of January 31, 2010
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$1,493	$1,593

Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Accrued expenses and other current liabilities	$431	$402

The effect of the derivative instruments not designated as hedging instruments on the Condensed Statements of Operations for the three months ended April 30, 2010 and April 30, 2009, respectively are summarized below (in thousands):

Derivatives Not Designated as Hedging Instruments	Gains Recognized in Income on Derivative Instruments
		Three months ended April 30,
	Location	2010	2009
Foreign currency derivative contracts	Other income (expense)	$1,062	$75

Investment Income

Investment income consists of interest income, realized gains, and realized losses on the Company’s cash, cash equivalents and marketable securities. The components of investment income are presented below (in thousands):

	Three months ended April 30,
(In thousands)	2010	2009
Interest income	$4,993	$4,474
Realized gains	3,200	1,068
Realized losses	(318)	(1,012)

Total investment income	$7,875	$4,530

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Interest Expense

Interest expense consists of interest on the Company’s capital lease commitments and convertible senior notes. As described in Note 2, in accounting for the senior notes at the time of issuance in January 2010, the par value of the senior notes was allocated between liabilities and equity. The portion allocated to liabilities was based upon an imputed, nonconvertible debt market interest rate of 5.86 percent. The allocation created an imputed debt discount of approximately $125.0 million which is being accreted to interest expense over the 5 year term of the senior notes using the effective interest rate. The 5.86 percent imputed interest rate includes the contractual interest rate of 0.75 percent.

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

Comprehensive income consisted of the following (in thousands):

	Three months ended April 30,
	2010	2009
Consolidated net income	$19,876	$18,993
Less: net income attributable to noncontrolling interest	(2,131)	(557)
Translation and other adjustments	2,432	(1,895)
Unrealized gain (loss) on marketable securities	(932)	750

Comprehensive income attributable to salesforce.com	$19,245	$17,291

The components of accumulated other comprehensive gain (loss) as follows (in thousands):

	April 30, 2010	January 31, 2010
Foreign currency translation and other adjustments	$(4,634)	$(7,066)
Net unrealized gain on marketable securities	4,704	5,636

	$70	$(1,430)

Net Income Per Share

Basic net income per share attributable to salesforce.com is computed by dividing net income attributable to salesforce.com by the weighted-average number of common shares outstanding for the fiscal period. Diluted net income per share attributable to salesforce.com is computed giving effect to all potential dilutive common stock, including options, restricted stock units, warrants and the convertible senior notes. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

A reconciliation of the denominator used in the calculation of basic and diluted net income per share attributable to salesforce.com is as follows (in thousands):

	Three months ended April 30,
	2010	2009
Numerator:
Net income attributable to salesforce.com	$17,745	$18,436

Denominator:
Weighted-average shares outstanding for basic earnings per share	128,032	123,206
Effect of dilutive securities:
Employee stock awards	4,219	2,143

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	132,251	125,349

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact. The dilutive securities are excluded when, for example, their exercise prices, unrecognized compensation and tax benefits are greater than the average fair values of the Company’s common stock (in thousands).

	Three months ended April 30,
	2010	2009
Stock awards	3,341	10,033
Warrants	6,736	—

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

The total income tax benefit recognized in the accompanying condensed consolidated statements of operations related to stock-based compensation was $9.7 million and $6.3 million for the three months ended April 30, 2010 and 2009 respectively.

Effective Tax Rate

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to income from recurring operations and other taxable items. The Company’s effective tax rate of 38 percent for the three months ended April 30, 2010 was higher than the federal statutory rate of 35 percent primarily due to state income taxes, foreign tax rates differential and the unfavorable impact of the California tax law change, which were partially offset by California tax credits and a favorable tax discrete item relating to decreases in certain unrecognized tax benefits. Similarly, the Company’s effective tax rate of 45 percent for the three months ended April 30, 2009 was higher than the federal statutory rate of 35 percent primarily due to state income taxes, foreign tax rates differential and the unfavorable impact of a California tax law change, which were partially offset by federal and California tax credits.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Unrecognized Tax Benefits and Other Considerations

The Company records liabilities related to its uncertain tax positions. During the three months ended April 30, 2010, the Company recorded a favorable tax discrete item relating to decreases in certain unrecognized tax benefits as a result of a favorable court ruling in transfer pricing matters and lapsing of the statutes of limitations. The Company’s existing tax positions will continue to generate an increase in tax liabilities or unrecognized tax benefits. The Company does not believe that it is reasonably possible that there will be a significant increase or decrease in unrecognized tax benefits over the next twelve months.

Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. The Company does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months. However, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, the Company considers the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

with the consulting work. If a consulting arrangement does not qualify for separate accounting, the Company recognizes the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations, the Company defers only the direct costs of the consulting arrangement and amortizes those costs over the same time period as the consulting revenue is recognized. As of April 30, 2010 and January 31, 2010, the deferred cost on the accompanying condensed consolidated balance sheet totaled $21.8 million and $19.1 million, respectively. These deferred costs are included in prepaid expenses and other current assets and other assets.

Deferred Revenue

Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s subscription service described above and is recognized as the revenue recognition criteria are met. The Company generally invoices its customers in annual or quarterly installments. Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Deferred revenue also includes certain deferred professional services fees which are recognized as revenue ratably over the subscription contract term. The Company defers the professional service fees in situations where the professional services and subscription contracts are accounted for as a single unit of accounting. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. Approximately 7 percent and 6 percent of total deferred revenue as of April 30, 2010 and January 31, 2010, respectively related to deferred professional services revenue.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three months ended April 30, 2010	Three months ended April 30, 2009
Volatility	50%	60%
Weighted-average estimated life	3.8 years	4 years
Weighted-average risk-free interest rate	2.00-2.11%	1.78-2.13%
Dividend yield	—	—
Weighted-average fair value per share of grants	$28.76	$13.97

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

During the three months ended April 30, 2010 and 2009, the Company capitalized $0.7 million and $0.5 million, respectively, of stock based expenses related to capitalized internal-use software development and deferred professional services costs.

During the three months ended April 30, 2010, the Company recognized stock-based expense of $26.5 million. As of April 30, 2010, the aggregate stock compensation remaining to be amortized to costs and expenses was $266.8 million. The Company expects this stock compensation balance to be amortized as follows: $87.4 million during the remaining nine months of fiscal 2011; $93.0 million during fiscal 2012; $56.2 million during fiscal 2013; $29.8 million during fiscal 2014 and $0.4 million during fiscal 2015. The expected amortization reflects only outstanding stock awards as of April 30, 2010 and assumes no forfeiture activity. The Company expects to continue to issue share-based awards to its employees in future periods.

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

Subsequent Events

The Company evaluated subsequent events through the date this Quarterly Report on Form 10-Q was filed with the SEC.

On May 7, 2010, the Company completed its acquisition of Jigsaw Data Corporation, Inc. (“Jigsaw”), an online directory of business contact data, by means of a merger of one of the Company’s wholly owned

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

subsidiaries with and into Jigsaw such that Jigsaw became a wholly owned subsidiary of the Company. The Company acquired Jigsaw to, among other things, combine and expand the Company’s suite of CRM applications with Jigsaw’s cloud-based model for the automation of acquiring, completing and cleansing business contact data. The total purchase price for Jigsaw was approximately $142.0 million in cash plus a performance-based contingent earn out of up to $14.2 million. As of the filing date of this Quarterly Report on Form 10-Q, the Company’s initial accounting for this business combination is incomplete. The Company has not yet been able to determine the fair values of the net tangible and intangible assets and allocate those values appropriately.

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

2. Balance Sheet Accounts

Marketable Securities

At April 30, 2010, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$748,365	$6,697	$(503)	$754,559
U.S. agency obligations	169,967	401	(63)	170,305
Mortgage backed securities	128,491	821	(202)	129,110
Collateralized mortgage obligations	101,277	1,088	(99)	102,266
U.S. treasury securities	51,406	—	(95)	51,311
Foreign government bonds	3,231	—	(28)	3,203

	$1,202,737	$9,007	$(990)	$1,210,754

At January 31, 2010, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$329,750	$7,889	$(65)	$337,574
U.S. treasury securities	136,606	170	(116)	136,660
Mortgage backed securities	40,187	719	(41)	40,865
Collateralized mortgage obligations	36,785	436	(33)	37,188
U.S. agency obligations	162,896	571	(12)	163,455

	$706,224	$9,785	$(267)	$715,742

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

	April 30, 2010	January 31, 2010
Recorded as follows (in thousands):
Short-term (due in one year or less)	$260,958	$230,659
Long-term (due between one and 3 years)	949,796	485,083

	$1,210,754	$715,742

At April 30, 2010, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$181,257	$(503)	$—	$—	$181,257	$(503)
U.S. agency obligations	57,185	(63)	—	—	57,185	(63)
Mortgage backed securities	60,397	(202)	39	—	60,436	(202)
Collateralized mortgage obligations	26,800	(99)	—	—	26,800	(99)
U.S. treasury securities	32,124	(1)	9,197	(94)	41,321	(95)
Foreign government bonds	3,203	(28)	—	—	3,203	(28)

	$360,966	$(896)	$9,236	$(94)	$370,202	$(990)

The unrealized loss for each of these fixed rate marketable securities ranged from less than $1,000 to $94,000. The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of April 30, 2010. The Company expects to receive the full principal and interest on all of these marketable securities.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	April 30, 2010	January 31, 2010
Deferred professional services costs	$14,090	$13,420
Prepaid expenses and other current assets	31,768	42,314

	$45,858	$55,734

Fixed Assets

Fixed assets consisted of the following (in thousands):

	April 30, 2010	January 31, 2010
Computers, equipment and software	$91,390	$87,608
Furniture and fixtures	17,511	17,325
Leasehold improvements	72,816	71,882

	181,717	176,815
Less accumulated depreciation and amortization	(95,007)	(87,104)

	$86,710	$89,711

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Depreciation and amortization expense totaled $8.8 million and $6.5 million for the three months ended April 30, 2010 and 2009, respectively.

Fixed assets at April 30, 2010 and January 31, 2010 included a total of $27.4 million and $27.1 million acquired under capital lease agreements, respectively. Accumulated amortization relating to equipment and software under capital leases totaled $12.8 million and $11.0 million, respectively, at April 30, 2010 and January 31, 2010. Amortization of assets under capital leases is included in depreciation and amortization expense.

Capitalized Software

Capitalized software consisted of the following (in thousands):

	April 30, 2010	January 31, 2010
Capitalized internal-use software development costs, net of accumulated amortization of $24,404 and $21,392, respectively	$24,719	$22,675
Acquired developed technology, net of accumulated amortization of $22,610 and $20,932, respectively	10,331	12,134

	$35,050	$34,809

Capitalized internal use software amortization expense totaled $3.0 million and $2.2 million for the three months ended April 30, 2010 and 2009, respectively. Acquired developed technology amortization expense totaled $1.7 million and $2.0 million for the three months ended April 30, 2010 and 2009, respectively.

Other Assets, net

Other assets, net consisted of the following (in thousands):

	April 30, 2010	January 31, 2010
Deferred professional services costs, noncurrent portion	$7,675	$5,639
Long-term deposits	10,700	11,084
Purchased intangible assets, net of accumulated amortization of $6,641 and $5,815, respectively	5,920	6,746
Investments in privately-held companies	6,678	6,288
Other	10,754	10,008

	$41,727	$39,765

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	April 30, 2010	January 31, 2010
Accrued compensation	$65,537	$90,223
Accrued other liabilities	54,048	46,188
Accrued other taxes payable	21,425	27,757
Accrued professional costs	11,740	10,740
Accrued rent	18,862	19,830

	$171,612	$194,738

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

0.75% Convertible Senior Notes

In fiscal 2010, the Company issued at par value $575.0 million of 0.75% convertible senior notes due January 15, 2015 (the “Notes”). Interest is payable semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2010.

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

•	in certain situations, when the trading price of the Notes is less than 98% of the product of the sale price of the Company’s common stock and the conversion rate;

•	upon the occurrence of specified corporate transactions described under the Indenture, such as a consolidation, merger or binding share exchange; or

•	at any time on or after October 15, 2014.

As of April 30, 2010, the Notes are not yet convertible up to 6.7 million shares of the Company’s common stock.

Holders of the Notes have the right to require the Company to purchase with cash all or a portion of the Notes upon the occurrence of a fundamental change, such as a change of control at a purchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. In certain circumstances, following certain corporate transactions that constitute a change of control, the Company will increase the conversion rate for a holder who elects to convert the Notes in connection with such change of control.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

In accounting for the transaction costs related to the Note issuance, the Company allocated the total amount incurred to the liability and equity components. Transaction costs attributable to the liability component are being amortized to expense over the term of the Notes, and transaction costs attributable to the equity component were netted with the equity component in additional paid-in capital. Debt issuance costs, net of amortization, were $6.2 million as of April 30, 2010 and equity issuance costs were $1.8 million. Additionally, the Company recorded a deferred tax liability of $51.1 million in connection with the Notes. The Notes consisted of the following (in thousands):

As of April 30, 2010
Equity component (1)	$125,530

Liability component:
Principal	$575,000
Less: debt discount, net (2)	(119,351)

Net carrying amount	$455,649

(1)	Included in the condensed consolidated balance sheets within additional paid-in capital, net of the $1.8 million in equity issuance costs.
(2)	Included in the condensed consolidated balance sheets within 0.75% convertible senior notes and is amortized over the remaining life of the Notes using the effective interest rate method.

As of April 30, 2010, the remaining life of the Notes is approximately 5 years.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

Three months ended April 30, 2010
Contractual interest expense	$1,078
Amortization of debt issuance costs	328
Amortization of debt discount	5,451

$6,857

Effective interest rate of the liability component	5.86%

Note Hedges

To minimize the impact of potential economic dilution upon conversion of the Notes, the Company entered into convertible note hedge transactions with respect to its common stock (the “Note Hedges”). The Company paid an aggregate amount of $126.5 million for the Note Hedges. The Note Hedges cover approximately 6.7 million shares of the Company’s common stock at a strike price that corresponds to the initial conversion

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

price of the Notes, also subject to adjustment, and are exercisable upon conversion of the Notes. The Note Hedges will expire upon the maturity of the Notes. The Note Hedges are intended to reduce the potential economic dilution upon conversion of the Notes in the event that the market value per share of the Company’s common stock, as measured under the Notes, at the time of exercise is greater than the conversion price of the Notes. The Note Hedges are separate transactions and are not part of the terms of the Notes. Holders of the Notes will not have any rights with respect to the Note Hedges. The Company in January 2010 recorded a deferred tax asset of $51.4 million in connection with these Note Hedges.

Warrants

Separately, the Company in January 2010 also entered into warrant transactions (the “Warrants”), whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, up to 6.7 million shares of the Company’s common stock at a strike price of $119.51 per share. The Company received aggregate proceeds of $59.2 million from the sale of the Warrants. If the market value per share of the Company’s common stock, as measured under the Warrants, exceeds the strike price of the Warrants, the Warrants will have a dilutive effect on the Company’s earnings per share. The Warrants are separate transactions, entered into by the Company and are not part of the terms of the Notes or Note Hedges. Holders of the Notes and Note Hedges will not have any rights with respect to the Warrants.

3. Stockholders’ Equity

Stock Options Issued to Employees

The 1999 Stock Option Plan (the “1999 Plan”) provides for the issuance of incentive and non-statutory options to employees and nonemployees of the Company. In fiscal 2010, the 1999 Plan expired. Therefore, all remaining shares available expired. The expiration of the 1999 Plan did not affect awards outstanding under the 1999 Plan, which continue to be governed by the terms and conditions of the 1999 Plan. The Company also maintains the 2004 Equity Incentive Plan, 2004 Employee Stock Purchase Plan and the 2004 Outside Directors Stock Plan. These plans, other than the 1999 Plan and the 2004 Outside Directors Stock Plan, provide for annual automatic increases on February 1 to the shares reserved for issuance based on the lesser of (i) a specific percentage of the total number of shares outstanding at year end; (ii) a fixed number of shares; or (iii) a lesser number of shares set by the Company’s Board of Directors, all as specified in the respective plans.

On February 1, 2010, 3.5 million additional shares were reserved under the 2004 Equity Incentive Plan pursuant to the automatic increase. The 2004 Employee Stock Purchase Plan will not be implemented unless and until the Company’s Board of Directors authorizes the commencement of one or more offerings under the plan. No offering periods have been authorized to date.

In April 2006, the Company’s Board of Directors approved the 2006 Inducement Equity Incentive Plan (the “Inducement Plan”) that allows for stock option and other equity incentive grants to employees in connection with merger or acquisition activity. In fiscal 2010, the Board of Directors amended the Inducement Plan to increase the share reserve by 300,000 shares to 700,000 shares in total. As of April 30, 2010, there were 436,560 shares of common stock available for grant under the Inducement Plan.

Prior to February 1, 2006, options issued under the Company’s stock option plans were generally for periods not to exceed 10 years.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Stock activity is as follows:

	Shares Available for Grant	Options Outstanding
		Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2010	4,607,929	14,036,371	$40.36
Increase in shares authorized:
2004 Equity Incentive Plan	3,500,000	—	—
Options granted under all plans	(333,000)	333,000	$72.37
Restricted stock unit activity	(14,452)	—	—
Stock grants to board members for board services and advisory board members	(12,550)	—	—
Exercised	—	(1,290,032)	$29.08
1999 Plan shares cancelled	(42,150)	—
Cancelled	234,170	(234,170)	$42.10

Balance as of April 30, 2010	7,939,947	12,845,169	$42.29	$556,329

Vested or expected to vest		12,364,425	$41.92	$540,094

Exercisable as of April 30, 2010		5,306,195	$30.91	$290,174

The total intrinsic value of the options exercised during the three months ended April 30 2010 and 2009 were $58.7 million and $8.5 million, respectively. The intrinsic value is the difference of the current market value of the stock and the exercise price of the stock option.

The weighted-average remaining contractual life of vested and expected to vest options is approximately 3.5 years.

As of April 30, 2010, options to purchase 5,306,195 shares were vested at a weighted average exercise price of $30.91 per share and a remaining weighted-average remaining contractual life of approximately 3.2 years. The total intrinsic value of these vested options as of April 30, 2010 was $290.2 million.

The following table summarizes information about stock options outstanding as of April 30, 2010:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.40 to $25.19	1,703,268	4.0	$11.22	1,699,461	$11.19
$25.97	2,677,817	3.6	25.97	705,963	25.97
$27.20 to $39.97	1,890,553	2.6	34.27	1,418,482	34.08
$40.50 to $52.48	2,370,233	2.8	50.80	1,010,355	50.40
$52.76 to $65.41	949,665	3.2	56.16	369,000	55.31
$65.44	2,646,294	4.6	65.44	—	—
$65.68 to $85.81	607,339	4.2	70.60	102,934	68.07

	12,845,169	3.5	$42.29	5,306,195	$30.91

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Restricted stock unit activity during the three months ended April 30, 2010 is as follows:

	Restricted Stock Units Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2010	2,316,452	$0.001
Granted	79,445	0.001
Cancelled	(64,993)	0.001
Vested and converted to shares	(199,800)	0.001

Balance as of April 30, 2010	2,131,104	0.001	$182,423

Expected to vest	1,972,836		$168,875

The restricted stock units, which upon vesting entitles the holder to one share of common stock for each restricted stock unit, have an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and vest over 4 years.

The weighed-average fair value of the restricted stock units issued for the three months ended April 30, 2010 and 2009 was $68.29 and $27.92, respectively.

The Company realized tax benefits of $9.3 million from the exercise, sale or vesting of stock awards during the three months ended April 30 2010.

Common Stock

The following number of shares of common stock were reserved and available for future issuance at April 30, 2010:

Options outstanding	12,845,169
Restricted stock units outstanding	2,131,104
Stock available for future grant:
2004 Equity Incentive Plan	6,856,387
2006 Inducement Equity Incentive Plan	436,560
2004 Employee Stock Purchase Plan	1,000,000
2004 Outside Directors Stock Plan	647,000
0.75% Convertible senior notes	6,735,953
Warrants	6,735,953

37,388,126

4. Commitments

Letters of Credit

As of April 30, 2010, the Company had a total of $11.2 million in letters of credit outstanding for office space in San Francisco, California, New York City, Singapore, Sweden, United Kingdom, Australia and Switzerland. These letters of credit renew annually and mature at various dates through June 2019.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Leases

The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates.

As of April 30, 2010, the future minimum lease payments under noncancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Period:
Remaining nine months in fiscal 2011	$5,959	$72,805
Fiscal 2012	7,748	80,949
Fiscal 2013	1,222	70,496
Fiscal 2014	—	49,697
Fiscal 2015	—	29,450
Thereafter	—	121,045

Total minimum lease payments	14,929	$424,442

Less: amount representing interest	(763)

Present value of capital lease obligations	$14,166

The Company’s agreements for the facilities and certain services provide the Company with the option to renew. The Company’s future contractual obligations would change if it were to exercise these options.

5. Legal Proceedings

The Company is involved in various legal proceedings and receive claims from time to time, arising from the normal course of business activities.

During fiscal 2009, the Company received a communication from Microsoft Corporation alleging that we infringed some of its patents. The Company, from time to time has been in discussions with Microsoft since receipt of that communication. On May 18, 2010, Microsoft filed a complaint against the Company in the United States District Court for the Western District of Washington alleging infringement of nine patents which Microsoft claims are related to certain aspects of the Company’s products and services. The complaint seeks, among other things, damages, attorneys’ fees and costs, and injunctive relief. The Company continues to analyze the potential merits of these claims, the potential defenses to such claims and potential counter claims. The Company intends to defend its interests in this matter vigorously. Currently, the Company does not believe that the resolution of this lawsuit will have a material adverse effect on its financial condition, but it could be material to the net income or cash flows (or both) of a particular quarter.

The Company has been, and may in the future be, sued by third parties for alleged infringement of their proprietary rights, including patent infringement lawsuits unrelated to the Microsoft lawsuit discussed above. The Company evaluates these lawsuits with respect to their potential merits, the Company’s potential defenses and counter claims, and the expected effect on the Company. The Company’s technologies may be subject to injunction if they are held to infringe the rights of a third party. The outcome of any litigation, regardless of its merits, is inherently uncertain. Any intellectual property claims and lawsuits, including the Microsoft lawsuit, could be time-consuming and expensive to resolve, divert management attention from executing the Company’s

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

business plan and require the Company to change the Company’s technology, change the Company’s business practices and/or pay monetary damages or enter into short- or long-term royalty or licensing agreements.

Many of our subscription agreements require the Company to indemnify its customers for third-party intellectual property infringement claims, which could increase the cost to the Company of an adverse ruling on such a claim. Any adverse determination related to intellectual property claims or litigation could prevent the Company from offering its service to others, could be material to its net income or cash flows (or both) of a particular quarter or could otherwise adversely affect the Company’s operating results.

6. Related-Party Transactions

In January 1999, the salesforce.com/foundation, also referred to as the Foundation, a non-profit public charity, was chartered to build philanthropic programs that are focused on youth and technology. The Company’s chairman is the chairman of the Foundation. The Company’s chairman, one of the Company’s employees and one of the Company’s board members hold three of the Foundation’s seven board seats. The Company is not the primary beneficiary of the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s statement of activities with its financial results.

Since the Foundation’s inception, the Company has provided at no charge certain resources to Foundation employees such as office space. The value of these items totals approximately $35,000 per quarter during for the three months ended April 30, 2010.

In addition to the resource sharing with the Foundation, the Company issued the Foundation warrants in August 2002 to purchase 500,000 shares of common stock which were all exercised in prior years. As of April 30, 2010, the Foundation held 135,500 shares of salesforce.com common stock. Additionally, the Company has donated subscriptions to the Company’s service to other qualified non-profit organizations and permitted the Foundation to sell such subscriptions to qualified non-profit organizations. The fair value of these donated subscriptions were approximately $4.0 million per month during the three months ended April 30 2010. The Company currently plans to continue providing free subscriptions to qualified non-profit organizations through its relationship with the Foundation.

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

Our objective is to be the leading provider of CRM application services and to be the leading platform on which our customers and partners build cloud computing applications. Key elements of our strategy include:

•	Strengthening our existing CRM applications and extending into new functional areas within CRM;

•	Aggressively pursuing new customers and expanding our revenue outside the Americas;

•	Deepening relationships with our existing customer base;

•	Continuing to lead the industry transformation to cloud computing; and

•	Encouraging the development of third-party applications on our Force.com “cloud computing” platform.

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

To address these factors, we will need to, among other things, continue to add substantial numbers of paying subscriptions, upgrade our customers to fully featured versions such as our Unlimited Edition, provide high quality technical support to our customers and encourage the development of third-party applications on our Force.com platform. We plan to invest for future growth by expanding our data center capacity. We also plan to hire additional personnel, particularly in direct sales, other customer-related areas and research and development. As part of our growth plans we will have additional focus in the area of retaining customers at the time of renewal. We also plan to: expand our domestic and international selling and marketing activities; add additional distribution channels; increase our research and development activities to upgrade and extend our service offerings; develop new services and technologies; and, add to our infrastructure to support our growth. We also regularly evaluate acquisitions or investment opportunities in complementary businesses, joint ventures, services and technologies in an effort to strengthen and extend our service CRM offerings. We expect to continue to make such investments and acquisitions in the future.

We expect marketing and sales costs, which were 47 percent of our total revenues for the three months ended April 30, 2010 and 46 percent for the same period a year ago, to continue to represent a substantial portion of total revenues in the future as we seek to add and manage more paying subscribers, and build brand awareness.

Subsequent to April 30, 2010, we acquired Jigsaw Data Corporation, Inc., for $142.0 million in cash plus a performance-based contingent earn out of up to $14.2 million.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2011, for example, refer to the fiscal year ended January 31, 2011.

Sources of Revenues

We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our enterprise cloud computing application service, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) related professional services and other revenues consisting primarily of training fees. Subscription and support revenues accounted for approximately 93 percent of our total revenues during the three months ended April 30, 2010. Subscription revenues are driven primarily by the number of paying subscribers of our service and the subscription price of our service. None of our customers accounted for more than 5 percent of our revenues during the three months ended April 30, 2010 and 2009 respectively.

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

We generally recognize revenue ratably over the contract terms beginning on the commencement date of each contract. In determining whether professional services can be accounted for separately from subscription and support revenues, we consider a number of factors, which are described in “Critical Accounting Policies and Estimates—Revenue Recognition” below. As we introduce new service offerings, we may not be able to establish objective and reliable evidence of fair value for these elements of our sales arrangements. As a result, when the professional services are sold together with subscription services that do not have objective and reliable evidence of fair value, the professional services fees cannot be accounted for separately, and the entire arrangement is accounted for as a single unit of accounting. In such situations, we recognize the entire arrangement fee ratably over the term of the subscription contract. Approximately 7 percent and 6 percent of our total deferred revenue as of April 30, 2010 and January 31, 2010, respectively, related to deferred professional services revenue.

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

(in thousands)	April 30, 2010
Fiscal 2011
Accounts receivable, net	$183,612
Deferred revenue, current and noncurrent	664,529

	April 30, 2009	July 31, 2009	October 31, 2009	January 31, 2010
Fiscal 2010
Accounts receivable, net	$145,869	$168,842	$191,297	$320,956
Deferred revenue, current and noncurrent	549,373	549,010	545,435	704,348

	April 30, 2008	July 31, 2008	October 31, 2008	January 31, 2009
Fiscal 2009
Accounts receivable, net	$143,909	$146,982	$157,680	$266,555
Deferred revenue, current and noncurrent	470,297	479,546	469,534	594,026

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

Joint Venture

In December 2000, we established a Japanese joint venture, Kabushiki Kaisha salesforce.com, with SunBridge, Inc., a Japanese corporation, to assist us with our sales efforts in Japan. During the three months ended April 30, 2010, we increased our ownership interest in the joint venture from 72 percent to 73 percent. Because of this controlling interest, we consolidate the venture’s financial results, which are reflected in each revenue, cost of revenues and expense category in our consolidated statement of operations. We then record a noncontrolling interest which reflects the interest that we do not control in the venture’s results. Through April 30, 2010, the operating performance and liquidity requirements of the Japanese joint venture have not been significant. While we plan to expand our selling and marketing activities in Japan in order to add new customers, we believe the future operating performance and liquidity requirements of the Japanese joint venture will not be significant.

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations we defer the direct costs of the consulting arrangement and amortize those costs over the same time period as the consulting revenue is recognized. The deferred cost on our consolidated balance sheet totaled $21.8 million at April 30, 2010 and $19.1 million at January 31, 2010. Such amounts are included in prepaid expenses and other current assets and other assets.

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

During the three months ended April 30, 2010, we deferred $19.3 million of commission expenditures and we amortized $19.5 million to sales expense. During the same period a year ago, we deferred $10.9 million of commission expenditures and we amortized $15.0 million to sales expense. Deferred commissions on our consolidated balance sheet totaled $75.4 million at April 30, 2010 and $75.5 million at January 31, 2010.

Accounting for Stock-Based Awards. We recognize the fair value of our stock awards on a straight-line basis over the requisite service period of the award which is the vesting term of approximately four years.

We recognized stock-based expense of $26.5 million, or 7 percent of revenue, during the three months ended April 30, 2010. The requirement to expense stock-based awards will continue to materially reduce our reported results of operations. As of April 30, 2010, we had an aggregate of $266.8 million of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. We currently expect this stock compensation balance to be amortized as follows: $87.4 million during the remainder of fiscal 2011; $93.0 million during fiscal 2012; $56.2 million during fiscal 2013; $29.8 million during fiscal 2014 and $0.4 million during fiscal 2015. These amounts reflect only outstanding stock awards as of April 30, 2010 and assume no forfeiture activity. We expect to continue to issue share-based awards to our employees in future periods.

We recognize as an operating expense the payroll and social tax costs when stock options are exercised. The impact of stock-based expense in the future is dependent upon, among other things, the timing of when we hire additional employees, the effect of long-term incentive strategies involving stock awards in order to continue to attract and retain employees, the total number of stock awards granted, the fair value of the stock awards at the time of grant, changes in estimated forfeiture assumption rates and the tax benefit that we may or may not receive from stock-based expenses. Additionally, we are required to use an option-pricing model to determine the fair value of stock option awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our weighted-average estimated life and our expected stock price volatility over the term of the awards.

As of April 30, 2010, there were 2.1 million restricted stock units outstanding. We plan to continue awarding restricted stock units to our employees in the future. The restricted stock units, which upon vesting entitles the holder to one share of common stock for each restricted stock unit, have an exercise price of $0.001 per share, which is equal to the par value of our common stock, and vest over 4 years. The fair value of the restricted stock units is based on our closing stock price on the date of grant, and compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period.

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

Results of Operations

The following tables set forth selected data for each of the periods indicated and are in thousands. All data is unaudited.

	Three months ended April 30,
	2010	2009
Revenues:
Subscription and support	$350,712	$281,768
Professional services and other	26,101	23,156

Total revenues	376,813	304,924

Cost of revenues:
Subscription and support	44,057	37,028
Professional services and other	27,524	24,772

Total cost of revenues	71,581	61,800

Gross profit	305,232	243,124
Operating expenses:
Research and development	40,122	31,584
Marketing and sales	175,867	138,267
General and administrative	56,193	43,150

Total operating expenses	272,182	213,001
Income from operations	33,050	30,123
Investment income	7,875	4,530
Interest expense	(7,060)	(208)
Other income (expense)	(1,973)	371

Income before provision for income taxes and noncontrolling interest	31,892	34,816
Provision for income taxes	(12,016)	(15,823)

Consolidated net income	19,876	18,993
Less: net income attributable to noncontrolling interest	(2,131)	(557)

Net income attributable to salesforce.com	$17,745	$18,436

	As of
	April 30, 2010 (1)	January 31, 2010 (1)	April 30, 2009
Balance sheet data:
Cash, cash equivalents and marketable securities	$1,901,548	$1,727,048	$983,824
Deferred revenue, current and noncurrent	664,529	704,348	549,373

(1)	Cash, cash equivalents and marketable securities includes the proceeds from our convertible senior note offering of $575.0 million at par as described in Note 2 in the condensed consolidated financial statements.

	Three months ended April 30,
	2010	2009
Revenues by geography:
Americas	$259,284	$220,650
Europe	66,842	51,602
Asia Pacific	50,687	32,672

	$376,813	$304,924

Cost of revenues and operating expenses include the following amounts related to stock-based awards.

	Three months ended April 30,
	2010	2009
Cost of revenues	$3,074	$3,156
Research and development	4,102	3,084
Marketing and sales	12,210	9,942
General and administrative	7,082	5,481

The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Three months ended April 30,
	2010	2009
Revenues:
Subscription and support	93%	92%
Professional services and other	7	8

Total revenues	100	100

Cost of revenues:
Subscription and support	12	12
Professional services and other	7	8

Total cost of revenues	19	20

Gross profit	81	80
Operating expenses:
Research and development	10	10
Marketing and sales	47	46
General and administrative	15	14

Total operating expenses	72	70
Income from operations	9	10
Investment income	2	1
Interest expense	(2)	0
Other income (expense)	(1)	0

Income before provision for income taxes and noncontrolling interest	8	11
Provision for income taxes	(3)	(5)

Consolidated net income	5	6
Less: net income attributable to noncontrolling interest	(0)	(0)

Net income attributable to salesforce.com	5%	6%

	Three months ended April 30,
	2010	2009
Revenues by geography:
Americas	69%	72%
Europe	18	17
Asia Pacific	13	11

	100%	100%

	Three months ended April 30,
	2010	2009
Stock-based expenses:
Cost of revenues	1%	1%
Research and development	1	1
Marketing and sales	3	3
General and administrative	2	2

Three Months Ended April 30, 2010 and 2009

Revenues.

	Three Months Ended April 30,		Variance
(In thousands)	2010	2009	Dollars	Percent
Subscription and support	$350,712	$281,768	$68,944	24%
Professional services and other	26,101	23,156	2,945	13%

Total revenues	$376,813	$304,924	$71,889	24%

Total revenues were $376.8 million for the three months ended April 30, 2010, compared to $304.9 million during the same period a year ago, an increase of $71.9 million, or 24 percent. Subscription and support revenues were $350.7 million, or 93 percent of total revenues, for the three months ended April 30, 2010, compared to $281.8 million, or 92 percent of total revenues, during the same period a year ago. The increase in subscription and support revenues was due primarily to an increased number of new customers, additional paying subscriptions from existing customers, and customers who have upgraded. Professional services and other revenues were $26.1 million, or 7 percent of total revenues, for the three months ended April 30, 2010, compared to $23.2 million, or 8 percent of total revenues, for the same period a year ago. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of paying subscriptions and customers.

Revenues in Europe and Asia Pacific accounted for $117.5 million, or 31 percent of total revenues, for the three months ended April 30, 2010, compared to $84.3 million, or 28 percent of total revenues, during the same period a year ago, an increase of $33.2 million, or 39 percent. The increase in revenues outside of the Americas was the result of our efforts to expand internationally. Additionally, the value of the U.S. dollar relative to foreign currencies positively impacted total revenues for the three months ended April 30, 2010 as compared to the same period year ago. The foreign currency impact compared to the same period a year ago was an increase of $4.4 million. As the U.S. Dollar continues to strengthen against foreign currencies such as the Euro, our future revenues will be negatively impacted. As part of our overall growth, we expect the percentage of our revenue generated in Europe and Asia Pacific to increase as a larger percentage of our total revenues world wide.

Cost of Revenues.

	Three Months Ended April 30,		Variance
(In thousands)	2010	2009	Dollars
Subscription and support	$44,057	$37,028	$7,029
Professional services and other	27,524	24,772	2,752

Total cost of revenues	$71,581	$61,800	$9,781

Percent of total revenues	19%	20%

Cost of revenues was $71.6 million, or 19 percent of total revenues, for three months ended April 30, 2010, compared to $61.8 million, or 20 percent of total revenues, for the same period a year ago, an increase of $9.8 million. The increase in absolute dollars was primarily due to an increase of $5.7 million in employee-related costs, an increase of $0.8 million in service delivery costs, primarily due to our efforts in increasing data center capacity, an increase of $1.1 million in depreciation and amortization expenses of capitalized software and computer equipment, and an increase of $1.9 million in outside subcontractor and other service costs including deferred professional services costs. The cost of professional services and other revenues were in excess of the related revenue for the three months ended April 30, 2010 by $1.4 million. We expect the cost of professional services and other revenue to continue to be in excess of the related revenue during fiscal 2011. We plan to continue to make this investment since our professional services are primarily designed to accelerate the adoption and expanded use by our customers of our enterprise cloud computing application service.

Research and Development.

	Three Months Ended April 30,		Variance
(In thousands)	2010	2009	Dollars
Research and development	$40,122	$31,584	$8,538
Percent of total revenues	10%	10%

Research and development expenses were $40.1 million, or 10 percent of total revenues, during the three months ended April 30, 2010, compared to $31.6 million, or 10 percent of total revenues, during the same period a year ago, an increase of $8.5 million. The increase in absolute dollars was due to an increase of $7.9 million in employee-related costs, an increase of $1.0 million in stock-based expenses, and decrease in allocated overhead of $0.4 million. We increased our research and development headcount by 27 percent since April 30, 2009 in order to upgrade and extend our service offerings and develop new technologies.

Marketing and Sales.

	Three Months Ended April 30,		Variance
(In thousands)	2010	2009	Dollars
Marketing and sales	$175,867	$138,267	$37,600
Percent of total revenues	47%	46%

Marketing and sales expenses were $175.9 million, or 47 percent of total revenues, during the three months ended April 30, 2010, compared to $138.3 million, or 46 percent of total revenues, during the same period a year ago, an increase of $37.6 million. The increase in absolute dollars was primarily due to increases of $29.3 million in employee related costs, $2.3 million in stock-based expenses, $1.6 million in allocated overhead and an increase of $2.6 million in advertising costs and marketing and event costs. Our marketing and sales headcount increased by 13 percent since April 30, 2009 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative.

	Three Months Ended April 30,		Variance
(In thousands)	2010	2009	Dollars
General and administrative	$56,193	$43,150	$13,043
Percent of total revenues	15%	14%

General and administrative expenses were $56.2 million, or 15 percent of total revenues, during the three months ended April 30, 2010, compared to $43.2 million, or 14 percent of total revenues, during the same period a year ago, an increase of $13.0 million. The increase was primarily due to increases of $8.5 million employee-related costs, increase of $1.6 million in stock-based expenses, and an increase of $2.9 million in professional and outside service costs. Our general and administrative headcount increased by 12 percent since April 30, 2009 as we added personnel to support our growth.

Income from Operations.

	Three Months Ended April 30,		Variance
(In thousands)	2010	2009	Dollars
Income from operations	$33,050	$30,123	$2,927
Percent of total revenues	9%	10%

Income from operations during the three months ended April 30, 2010 was $33.1 million and included $26.5 million of stock-based expenses. During the same period a year ago, income from operations was $30.1 million and included $21.7 million of stock-based expenses.

Investment income.

	Three Months Ended April 30,		Variance
(In thousands)	2010	2009	Dollars
Investment income	$7,875	$4,530	$3,345
Percent of total revenues	2%	1%

Investment income consists of income on cash and marketable securities balances. Investment income was $7.9 million for the three months ended April 30, 2010 and was $4.5 million during the same period a year ago. The increase was primarily due to increased realized gains and the increase in marketable securities balances resulting from cash generated by operating activities, proceeds from our senior note offering in January 2010 and the proceeds from stock option exercises.

Interest expense.

	Three Months Ended April 30,		Variance
(In thousands)	2010	2009	Dollars
Interest expense	$(7,060)	$(208)	$(6,852)
Percent of total revenues	(2)%	0%

Interest expense consists primarily of interest on our convertible senior notes and capital leases. Interest expense was $7.1 million during the three months ended April 30, 2010 and was $0.2 million during the same period a year ago. The increase was primarily due to interest expense associated with the January 2010 issuance of $575.0 million of convertible senior notes and capital leases associated with equipment in expanding our data center capacity.

Other Income (expense).

	Three Months Ended April 30,		Variance
(In thousands)	2010	2009	Dollars
Other income (expense)	$(1,973)	$371	$(2,344)

Other income (expense) primarily consists of foreign currency transaction gains and losses. Other income (expense) increased due to realized losses on foreign currency transactions for the three months ended April 30, 2010 when compared to the same period a year ago.

Provision for Income Taxes.

	Three Months Ended April 30,		Variance
(In thousands)	2010	2009	Dollars
Provision for income taxes	$(12,016)	$(15,823)	$3,807
Effective tax rate	38%	45%

Our effective tax rate of 38 percent for the three months ended April 30, 2010 was higher than the federal statutory rate of 35 percent primarily due to state income taxes, foreign tax rates differential and the unfavorable impact of a California tax law change, which were partially offset by California tax credits and a favorable tax discrete item relating to decreases in certain unrecognized tax benefits. Similarly, our effective tax rate of 45 percent for the three months ended April 30, 2009 was higher than the federal statutory rate of 35 percent primarily due to state income taxes, foreign tax rates differential and the unfavorable impact of a California tax law change, which were partially offset by federal and California tax credits.

In February 2009, the State of California enacted several income tax law changes which include an election to apply a single sales factor apportionment formula and adoption of a market sourcing approach for service income that will impact us beginning in fiscal 2012. As a result, we re-valued the anticipated future tax effects of California temporary differences including stock-based compensation and purchased intangibles, starting in the first quarter ended April 30, 2009. Accordingly, we recorded an unfavorable tax discrete item of approximately $2.0 million during the first three months ended April 30, 2009.

Recent Accounting Pronouncement

In September 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We are currently assessing the future impact of this new accounting pronouncement to our consolidated financial statements.

Liquidity and Capital Resources

At April 30, 2010, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1.9 billion and accounts receivable of $183.6 million.

Net cash provided by operating activities was $143.2 million during the three months ended April 30, 2010 and $98.0 million during the same period a year ago. The improvement in cash flow was due primarily to the growth in our customer base and the associated increase in billings and collections. Cash provided by operating activities has historically been affected by the amount of net income, sales of subscriptions and support and professional services, changes in working capital accounts, particularly increases and seasonality in accounts receivable and deferred revenue as described above, and the timing of commission and bonus payments, collections from large enterprise customers, and add-backs of non-cash expense items such as depreciation and amortization, amortization of debt discount and the expense associated with stock-based awards.

Net cash used in investing activities was $509.4 million during the three months ended April 30, 2010 and $256.1 million during the same period a year ago. The net cash used in investing activities during the three months ended April 30, 2010 primarily related to the investment of cash balances and capital expenditures.

Net cash provided by financing activities was $44.9 million during the three months ended April 30, 2010 and $17.4 million during the same period a year ago. Net cash provided by financing activities during the three months ended April 30, 2010 substantially consisted of $37.5 million of proceeds from the exercise of employee stock options and $9.3 million of excess tax benefits from employee stock plans.

In January 2010, we issued $575.0 million of 0.75% convertible senior notes due January 15, 2015 (the “Notes”) and concurrently entered into convertible notes hedges (the “Note Hedges”) and separate warrant transactions (the “Warrants”). The Notes will mature on January 15, 2015, unless earlier converted. As of April 30, 2010, the Notes have not been repurchased or converted. We also have not received any shares under the Note Hedges or delivered cash or shares under the Warrants. For further information, see Note 2 to the condensed consolidated financial statements.

Our cash, cash equivalents and marketable securities are comprised primarily of corporate notes and obligations, U.S. treasury securities, U.S. agency obligations, time deposits, money market mutual funds.

On May 7, 2010, we completed the acquisition of Jigsaw Data Corporation, Inc. (“Jigsaw”), an online directory of business contact data, by means of a merger of one of our wholly owned subsidiaries with and into Jigsaw such that Jigsaw became a wholly owned subsidiary of us. We acquired Jigsaw to, among other things, combine and expand our suite of CRM applications with Jigsaw’s cloud-based model for the automation of acquiring, completing and cleansing business contact data. The total preliminary purchase price for Jigsaw was approximately $142.0 million in cash plus a performance-based contingent earn out of up to $14.2 million.

As of April 30, 2010, we have a total of $11.2 million in letters of credit outstanding in favor of our landlords for office space in San Francisco, California, New York City, Singapore, Sweden, United Kingdom, Australia and Switzerland. To date, no amounts have been drawn against the letters of credit, which renew annually and mature at various dates through June 2019.

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

At April 30, 2010, the future non-cancelable minimum payments under the lease commitments were as follows:

	Capital Leases	Operating Leases
Fiscal Period:
Remaining nine months in fiscal 2011	$5,959	$72,805
Fiscal 2012	7,748	80,949
Fiscal 2013	1,222	70,496
Fiscal 2014	—	49,697
Fiscal 2015	—	29,450
Thereafter	—	121,045

Total minimum lease payments	14,929	$424,442

Less: amount representing interest	(763)

Present value of capital lease obligations	$14,166

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

During the second quarter of fiscal 2011 we may close two insignificant transactions to add key technologies to our platform. We also may enter into arrangements to acquire or invest in other businesses, services or technologies during the remainder of fiscal 2011. While we believe we have sufficient financial resources, we may be required to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, Canadian dollar, Swiss francs, Singapore dollars, Japanese Yen and Australian dollar. We seek to minimize the impact of certain foreign currency fluctuations by hedging certain balance sheet exposures with foreign currency forward contracts. Any gain or loss from settling these contracts is offset by the loss or gain derived from the underlying balance sheet exposures. The hedging contracts by policy have maturities of less than three months. Additionally, by policy, we do not enter into any hedging contracts for trading or speculative purposes.

Interest rate sensitivity

We had cash, cash equivalents and marketable securities totaling $1.9 billion at April 30, 2010. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least single A or better. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

An immediate increase or decrease in interest rates of 100-basis points at April 30, 2010 could result in a $35.0 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

At January 31, 2010, we had cash, cash equivalents and marketable securities totaling $1.7 billion. The fixed-income portfolio was also subject to interest rate risk. Changes in interest rates of 100-basis points would have resulted in market value changes of $13.1 million.

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

Our Notes have fixed annual interest rates at 0.75% and therefore, we do not have economic interest rate exposure on our Notes. However, the value of the Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our Notes is affected by our stock price. The carrying value of our Notes was $455.6 million as of April 30, 2010. This represents the liability component of the $575.0 million principal balance as of April 30, 2010. The total estimated fair value of our Notes at April 30, 2010 was $654.1 million and the fair value was determined based on the closing trading price per $100 of our Notes as of the last day of trading for the first quarter of fiscal 2011, which was $113.76. For further information, see Note 2 to the notes to condensed consolidated financial statements.

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

During fiscal 2009, we received a communication from Microsoft Corporation alleging that we infringed some of its patents. We have, from time to time, been in discussions with Microsoft since receipt of that communication. On May 18, 2010, Microsoft filed a complaint against us in the United States District Court for the Western District of Washington alleging infringement of nine patents which Microsoft claims are related to certain aspects of our products and services. The complaint seeks, among other things, damages, attorneys’ fees and costs, and injunctive relief. We continue to analyze the potential merits of these claims, the potential defenses to such claims and potential counter claims. We intend to defend our interests in this matter vigorously. Currently, we do not believe that the resolution of this lawsuit will have a material adverse effect on our financial condition, but it could be material to the net income or cash flows (or both) of a particular quarter.

We have been, and may in the future be, sued by third parties for alleged infringement of their proprietary rights, including patent infringement lawsuits unrelated to the Microsoft lawsuit discussed above. We evaluate these lawsuits with respect to their potential merits, our potential defenses and counter claims, and the expected effect on us. Our technologies may be subject to injunction if they are held to infringe the rights of a third party. The outcome of any litigation, regardless of its merits, is inherently uncertain. Any intellectual property claims and lawsuits, including the Microsoft lawsuit, could be time-consuming and expensive to resolve, divert management attention from executing our business plan and require us to change our technology, change our business practices and/or pay monetary damages or enter into short- or long-term royalty or licensing agreements.

Many of our subscription agreements require us to indemnify our customers for third-party intellectual property infringement claims, which could increase the cost to us of an adverse ruling on such a claim. Any adverse determination related to intellectual property claims or litigation could prevent us from offering our service to others, could be material to our net income or cash flows (or both) of a particular quarter or could otherwise adversely affect our operating results.

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

We currently serve our customers from third-party data center hosting facilities located on the west and east coasts of the United States and Singapore. Any damage to, or failure of, our systems generally could result in interruptions in our service. As we continue to add data centers and add capacity in our existing data centers, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Further, any damage to, or failure of, our systems generally could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

As part of our current disaster recovery arrangements, our production environment and all of our customers’ data is currently replicated in near real-time in a facility located on the east coast of the United States. Features added through acquisition are temporarily served through alternate facilities. We do not control the operation of any of these facilities, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service. Even with the disaster recovery arrangements, our service could be interrupted.

If our security measures are breached and unauthorized access is obtained to a customer’s data or our data or our information technology systems, our service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.

Our service involves the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. These security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise, during transfer of data to additional data centers or at any time, and result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information, or our information technology systems. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data, including our intellectual property and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our customers may authorize third party technology providers, whose applications are available through our AppExchange directory, to access their customer data. Because we do not control the transmissions between our customers and third-party AppExchange technology providers, or the processing of such data by third-party AppExchange technology providers, we cannot ensure the complete integrity or security of such transmissions or processing. Any security breach could result in a loss of confidence in the security of our service, damage our reputation, disrupt our business, lead to legal liability and negatively impact our future sales.

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

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have received in the past, and may receive in the future, communications from third parties claiming that we have infringed the intellectual property rights of others. In addition, we have been, and may in the future be, sued by third parties for alleged infringement of their proprietary rights, including patent infringement lawsuits. Our technologies may be subject to injunction if they are held to infringe the rights of a third party and may not be able to withstand any third-party claims against their use. For example, during fiscal 2009, we received a communication from Microsoft Corporation alleging that we infringed some of its patents. On May 18, 2010, Microsoft filed a complaint against us in the United States District Court for the Western District of Washington alleging infringement of nine patents which Microsoft claims are related to certain aspects of our products and services. The complaint seeks, among other things, damages, attorneys’ fees and costs, and injunctive relief.

The outcome of any litigation, regardless of its merits, is inherently uncertain. Any intellectual property claims and lawsuits could be time-consuming and expensive to resolve, divert management attention from executing our business plan and require us to change our technology, change our business practices and/or pay monetary damages or enter into short- or long-term royalty or licensing agreements. In addition, in certain circumstances, such as those in which the opposing parties are large and well-funded companies, we may face a more expensive and protracted path to resolution of such claims or lawsuits.

Many of our subscription agreements require us to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim. Any adverse determination related to intellectual property claims or litigation could prevent us from offering our service to others, could be material to our net income or cash flows (or both) of a particular quarter or could otherwise adversely affect our operating results.

Our exposure to risks associated with the use of intellectual property may be increased as a result of acquisitions, as we have a lower level of visibility into the development process with respect to such technology or the care taken to safeguard against infringement risks. In addition, third parties may make infringement and similar or related claims after we have acquired technology that had not been asserted prior to our acquisition.

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

As part of our business strategy, we regularly evaluate investments in, or acquisitions of, complementary businesses, joint ventures, services and technologies, and we expect that periodically we will continue to make such investments and acquisitions in the future. Acquisitions and investments involve numerous risks, including:

•	the potential failure to achieve the expected benefits of the combination or acquisition;

•	difficulties in and the cost of integrating operations, technologies, services and personnel;

•	diversion of financial and managerial resources from existing operations;

•	risk of entering new markets in which we have little or no experience or where competitors may have stronger market positions;

•	potential write-offs of acquired assets or investments;

•	potential loss of key employees;

•	inability to generate sufficient revenue to offset acquisition or investment costs;

•	the inability to maintain relationships with customers and partners of the acquired business;

•	the difficulty of incorporating acquired technology and rights into our products and services and of maintaining quality standards consistent with our brand;

•	potential unknown liabilities associated with the acquired businesses;

•	unanticipated expenses related to acquired technology and its integration into existing technology;

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

Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, the valuation of deferred tax assets and liabilities in federal, state or international tax laws and accounting principles. Increases in our effective tax rate could materially affect our net results.

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

In addition, if the market for technology stocks or the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price of our common stock might also decline in reaction to events that affect other companies within, or outside, our industry even if these events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. If we are the subject of such litigation, it could result in substantial costs and a diversion of management’s attention and resources.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibits

Exhibit 3.1(1)	Amended and Restated Certificate of Incorporation of salesforce.com, inc.

Exhibit 3.2(2)	Amended and Restated Bylaws of salesforce.com, inc.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS(3)	XBRL Instance Document

Exhibit 101.SCH(3)	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL(3)	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF(3)	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB(3)	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE(3)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Company’s registration statement on Form S-1 (No. 333-111289) Amendment No. 3 as filed with the Securities and Exchange Commission on April 20, 2004.
(2)	Incorporated by reference from the Company’s Form 8-K as filed with the Securities and Exchange Commission on April 2, 2009.
(3)	The financial information contained in these XBRL documents is unaudited and these are not the official publicly filed financial statements of salesforce.com, inc. The purpose of submitting these XBRL documents is to test the related format and technology, and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 28, 2010

salesforce.com, inc.

/s/ Graham Smith
Graham Smith Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)