Form 10-Q
period 2010-07-31
SALESFORCE COM INC
filed 2010-09-09
CIK 1108524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2010

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

As of July 31, 2010, there were approximately 129.9 million shares of the Registrant’s Common Stock outstanding.

salesforce.com, inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

salesforce.com, inc.

Condensed Consolidated Balance Sheets

(in thousands)

	July 31, 2010	January 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$409,925	$1,011,306
Short-term marketable securities	332,342	230,659
Accounts receivable, net	228,550	320,956
Deferred commissions	47,093	47,388
Deferred income taxes	44,088	40,116
Prepaid expenses and other current assets	50,138	55,734

Total current assets	1,112,136	1,706,159
Marketable securities, noncurrent	1,116,661	485,083
Fixed assets, net	100,946	89,711
Deferred commissions, noncurrent	30,396	28,140
Deferred income taxes, noncurrent	36,255	27,579
Capitalized software, net	64,186	34,809
Goodwill	184,539	48,955
Other assets, net	53,357	39,765

Total assets	$2,698,476	$2,460,201

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,745	$14,791
Accrued expenses and other current liabilities	236,034	194,738
Income taxes payable	8,890	8,424
Deferred revenue	662,897	690,177

Total current liabilities	928,566	908,130
0.75% Convertible senior notes due 2015, net	461,182	450,198
Income taxes payable, noncurrent	18,474	17,551
Long-term lease liabilities and other	14,577	13,485
Deferred revenue, noncurrent	20,122	14,171

Total liabilities	1,442,921	1,403,535

salesforce.com stockholders’ equity:
Common stock	130	127
Additional paid-in capital	1,093,591	938,544
Accumulated other comprehensive gain (loss)	7,855	(1,430)
Retained earnings	139,050	106,561

Total stockholders’ equity controlling interest	1,240,626	1,043,802
Total stockholders’ equity noncontrolling interest	14,929	12,864

Total stockholders’ equity	1,255,555	1,056,666

Total liabilities and stockholders’ equity	$2,698,476	$2,460,201

See accompanying Notes to Condensed Consolidated Financial Statements.

salesforce.com, inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
Revenues:
Subscription and support	$368,951	$293,440	$719,663	$575,208
Professional services and other	25,421	22,621	51,522	45,777

Total revenues	394,372	316,061	771,185	620,985
Cost of revenues (1):
Subscription and support	48,981	38,971	93,038	75,999
Professional services and other	28,809	23,525	56,333	48,297

Total cost of revenues	77,790	62,496	149,371	124,296

Gross profit	316,582	253,565	621,814	496,689
Operating expenses (1):
Research and development	42,930	31,103	83,052	62,687
Marketing and sales	182,401	146,214	358,268	284,481
General and administrative	61,569	46,759	117,762	89,909

Total operating expenses	286,900	224,076	559,082	437,077
Income from operations	29,682	29,489	62,732	59,612
Investment income	8,735	7,747	16,610	12,277
Interest expense	(7,185)	(293)	(14,245)	(501)
Other expense	(1,765)	(1,072)	(3,738)	(701)

Income before provision for income taxes and noncontrolling interest	29,467	35,871	61,359	70,687
Provision for income taxes	(12,884)	(14,030)	(24,900)	(29,853)

Consolidated net income	16,583	21,841	36,459	40,834
Less: Net income attributable to noncontrolling interest	(1,839)	(643)	(3,970)	(1,200)

Net income attributable to salesforce.com	$14,744	$21,198	$32,489	$39,634

Earnings per share—basic and diluted:
Basic net income per share attributable to salesforce.com common shareholders	$0.11	$0.17	$0.25	$0.32
Diluted net income per share attributable to salesforce.com common shareholders	0.11	0.17	0.24	0.31
Shares used in computing basic net income per share	129,462	123,846	128,747	123,526
Shares used in computing diluted net income per share	134,176	126,566	133,437	125,894
(1) Amounts include stock-based expenses, as follows:

Cost of revenues	$3,186	$3,171	$6,260	$6,327
Research and development	4,041	2,950	8,143	6,034
Marketing and sales	12,317	9,317	24,527	19,259
General and administrative	7,071	5,439	14,153	10,920

See accompanying Notes to Condensed Consolidated Financial Statements.

salesforce.com, inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
Operating activities:
Consolidated net income	$16,583	$21,841	$36,459	$40,834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,793	12,144	32,298	24,289
Amortization of debt discount	5,533	0	10,984	0
Amortization of deferred commissions	18,106	15,315	37,595	30,261
Expenses related to stock-based awards	26,615	20,877	53,083	42,540
Excess tax benefits from employee stock plans	(22,902)	(15,687)	(32,190)	(25,135)
Changes in assets and liabilities:
Accounts receivable, net	(41,413)	(22,816)	97,538	97,870
Deferred commissions	(20,248)	(14,136)	(39,556)	(25,005)
Prepaid expenses and other current assets	181	1,308	10,120	(1,819)
Other assets	(2,703)	2,683	(4,142)	(118)
Accounts payable	5,583	(2,368)	3,925	(2,990)
Accrued expenses and other current liabilities	57,378	27,057	37,394	8,120
Deferred revenue	15,590	(363)	(24,229)	(45,016)

Net cash provided by operating activities	76,096	45,855	219,279	143,831

Investing activities:
Purchase of subsidiary stock	0	0	(1,273)	0
Business combinations, net of cash acquired	(151,503)	0	(151,503)	0
Investments in privately-held companies	(2,000)	(700)	(2,500)	(700)
Purchases of marketable securities	(406,081)	(307,397)	(1,222,439)	(768,476)
Sales of marketable securities	145,801	129,475	349,954	317,266
Maturities of marketable securities	26,250	39,529	142,512	70,179
Capital expenditures	(27,831)	(18,628)	(39,521)	(32,056)

Net cash used in investing activities	(415,364)	(157,721)	(924,770)	(413,787)

Financing activities:
Proceeds from the exercise of stock options	34,127	5,139	71,643	14,307
Excess tax benefits from employee stock plans	22,902	15,687	32,190	25,135
Principal payments on capital lease obligations	(2,123)	(2,258)	(4,041)	(3,506)

Net cash provided by financing activities	54,906	18,568	99,792	35,936

Effect of exchange rate changes	3,493	(2,238)	4,318	(3,645)

Net decrease in cash and cash equivalents	(280,869)	(95,536)	(601,381)	(237,665)
Cash and cash equivalents, beginning of period	690,794	341,705	1,011,306	483,834

Cash and cash equivalents, end of period	$409,925	$246,169	$409,925	$246,169

Supplemental cash flow disclosure:
Cash paid (received) during the period for:
Income taxes, net of tax refunds	$723	$16,791	$(4,790)	$21,074
Interest	2,351	285	2,566	492
Non-cash financing and investing activities:
Fixed assets acquired under capital leases	5,733	2,610	6,164	14,792

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of July 31, 2010 and the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three and six months ended July 31, 2010 and 2009, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2010 was derived from the audited consolidated financial statements which are included in the Company’s Form 10-K for the fiscal year ended January 31, 2010, which was filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2010. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s fiscal 2010 Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of July 31, 2010, and its results of operations and its cash flows for the three and six months ended July 31, 2010 and 2009. All adjustments are of a normal recurring nature. The results for the three and six months ended July 31, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2011.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in the Company’s consolidated financial statements and notes thereto.

Significant estimates and assumptions made by management include the determination of the provision for income taxes, whether an other-than-temporary decline has occurred in the fair value of certain investments in marketable securities, the fair value of stock awards issued and the allocation of the preliminary purchase consideration to acquire Jigsaw Data Corporation in May 2010. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Additionally, the Company holds a controlling interest in Kabushiki Kaisha salesforce.com (“Salesforce Japan”), a Japanese joint venture. As of July 31, 2010, the Company owned a 73 percent interest in the joint venture.

Given the Company’s controlling interest in the joint venture, the accounts of the joint venture have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the noncontrolling investors’ interests in the net assets and operations of the joint venture to the extent of noncontrolling investors’ individual investments.

Segments

The Company operates in one segment.

Foreign Currency Translation

The functional currency of the Company’s major foreign subsidiaries is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as part of a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in net income. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

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

No customer accounted for more than 5 percent of accounts receivable at July 31, 2010 and January 31, 2010. No single customer accounted for 5 percent or more of total revenue in the three and six months ended July 31, 2010 and 2009, respectively.

As of July 31, 2010 and January 31, 2010, assets located outside the Americas were 14 percent and 12 percent of total assets, respectively.

Revenues by geographical region are as follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2010	2009	2010	2009
Americas	$274,669	$226,008	$533,953	$446,658
Europe	65,545	55,992	132,387	107,594
Asia Pacific	54,158	34,061	104,845	66,733

	$394,372	$316,061	$771,185	$620,985

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

Fair Value Measurement

The Company reports its financial and non-financial assets and liabilities that are re-measured and reported at fair value at each reporting period. The Company measures its cash equivalents, marketable securities, foreign currency derivative contracts and contingent considerations at fair value. All of the Company’s cash equivalents and its marketable securities are classified within Level 1 or Level 2, which are described below. This is because the Company’s cash equivalents and marketable securities are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

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

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of July 31, 2010 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of July 31, 2010
Cash equivalents (1):
Time deposits	$11,945	$—	$—	$11,945
Money market mutual funds	194,600	—	—	194,600
Corporate notes and obligations	—	5,399	—	5,399
Marketable securities:
Corporate notes and obligations	—	903,726	—	903,726
Government obligations	—	3,240	—	3,240
U.S. treasury securities	114,142	—	—	114,142
U.S. agency obligations	—	185,073	—	185,073
Mortgage backed securities	—	113,803	—	113,803
Collateralized mortgage obligations	—	129,019	—	129,019
Foreign currency derivative contracts (2)	—	59	—	59

Total Assets	$320,687	$1,340,319	$—	$1,661,006

Liabilities
Foreign currency derivative contracts (3)	$—	$2,126	$—	$2,126
Contingent considerations (see Note 4) (3)	—	—	16,317	16,317

Total Liabilities	$—	$2,126	$16,317	$18,443

(1)	Included in “cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheet as of July 31, 2010, in addition to $197,981 of cash.
(2)	Included in “prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheet as of July 31, 2010.
(3)	Included in “accrued expenses and other current liabilities” in the accompanying Condensed Consolidated Balance Sheet as of July 31, 2010.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of January 31, 2010 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of January 31, 2010
Cash equivalents (1):
Time deposits	$11,410	$—	$—	$11,410
Money market mutual funds	123,868	—	—	123,868
U.S. treasury securities	399,140	—	—	399,140
U.S. agency obligations	—	364,197	—	364,197
Marketable securities:
Corporate notes and obligations	—	337,574	—	337,574
U.S. agency obligations	—	163,455	—	163,455
U.S. treasury securities	136,660	—	—	136,660
Mortgage backed securities	—	40,865	—	40,865
Collateralized mortgage obligations	—	37,188	—	37,188
Foreign currency derivative contracts (2)	—	1,593	—	1,593

Total Assets	$671,078	$944,872	$—	$1,615,950

Liabilities
Foreign currency derivative contracts (3)	$—	$402	$—	$402

Total Liabilities	$—	$402	$—	$402

(1)	Included in “cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheet as of January 31, 2010, in addition to $112,691 of cash.
(2)	Included in “prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheet as of January 31, 2010.
(3)	Included in “accrued expenses and other current liabilities” in the accompanying Condensed Consolidated Balance Sheet as of January 31, 2010.

Derivative Financial Instruments

The Company enters into foreign currency derivative contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company uses forward currency derivative contracts to minimize the Company’s exposure of balances denominated in Euros, Canadian dollar, Swiss francs, Australian dollars, Singapore dollars, Japanese yen and British pound sterlings. The Company’s program is not designated for trading or speculative purposes. As of July 31, 2010 and January 31, 2010 the foreign currency derivative contracts that were not settled are recorded at fair value on the condensed consolidated balance sheet.

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

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

is often used to express the volume of foreign currency derivative contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of the Company to the counterparties.

Details on outstanding forward contracts related primarily to intercompany receivables and payables are presented below (in thousands):

	July 31, 2010	January 31, 2010
Notional amount of foreign currency forward contracts	$116,506	$74,705
Fair value of foreign currency forward contracts	$(2,067)	$1,191

The fair value of outstanding derivative instruments is summarized below (in thousands):

		Fair Value of Derivative Instruments
	Balance Sheet Location	As of July 31, 2010	As of January 31, 2010
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$59	$1,593

Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Accrued expenses and other current liabilities	$2,126	$402

The effect of the derivative instruments not designated as hedging instruments on the Condensed Statements of Operations for the three and six months ended July 31, 2010 and July 31, 2009, respectively are summarized below (in thousands):

Derivatives Not Designated as Hedging Instruments	Losses Recognized in Income on Derivative Instruments
		Three months ended July 31,
	Location	2010	2009
Foreign currency derivative contracts	Other income (expense)	$(2,067)	$(739)

Derivatives Not Designated as Hedging Instruments	Losses Recognized in Income on Derivative Instruments
		Six months ended July 31,
	Location	2010	2009
Foreign currency derivative contracts	Other income (expense)	$(1,005)	$(664)

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Investment Income

Investment income consists of interest income, realized gains, and realized losses on the Company’s cash, cash equivalents and marketable securities.

The components of investment income are presented below (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2010	2009	2010	2009
Interest income	$8,157	$5,878	$13,150	$10,352
Realized gains	1,453	2,117	4,653	3,186
Realized losses	(875)	(248)	(1,193)	(1,261)

Total investment income	$8,735	$7,747	$16,610	$12,277

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), which includes certain changes in equity that is excluded from net income. Specifically, cumulative foreign currency translation adjustments and unrealized gains and losses on marketable securities, net of tax, are included in accumulated other comprehensive gain (loss). Comprehensive income has been reflected in stockholders’ equity.

Comprehensive income consisted of the following (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2010	2009	2010	2009
Consolidated net income	$16,583	$21,841	$36,459	$40,834
Less: net income attributable to noncontrolling interest	(1,839)	(643)	(3,970)	(1,200)
Translation and other adjustments	3,566	(1,690)	5,997	(3,585)
Unrealized gain on marketable securities	4,220	3,724	3,288	4,474

Comprehensive income attributable to salesforce.com	$22,530	$23,232	$41,774	$40,523

The components of accumulated other comprehensive gain (loss) were as follows (in thousands):

	July 31, 2010	January 31, 2010
Foreign currency translation and other adjustments	$(1,069)	$(7,066)
Net unrealized gain on marketable securities and cash equivalents	8,924	5,636

	$7,855	$(1,430)

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

A reconciliation of the denominator used in the calculation of basic and diluted net income per share attributable to salesforce.com is as follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2010	2009	2010	2009
Numerator:
Net income attributable to salesforce.com	$14,744	$21,198	$32,489	$39,634
Denominator:
Weighted-average shares outstanding for basic earnings per share	129,462	123,846	128,747	123,526
Effect of dilutive securities:
0.75% convertible senior notes	349	—	349	—
Employee stock awards	4,365	2,720	4,341	2,368

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	134,176	126,566	133,437	125,894

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact (in thousands). The dilutive securities are excluded when, for example, their exercise prices, unrecognized compensation and tax benefits are greater than the average fair values of the Company’s common stock.

	Three months ended July 31,		Six months ended July 31,
	2010	2009	2010	2009
Stock awards	557	4,658	3,089	6,026
Warrants	6,736	—	6,736	—

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

The total income tax benefit recognized in the accompanying condensed consolidated statements of operations related to stock-based compensation was $19.4 million and $15.0 million for the six months ended July 31, 2010 and 2009 respectively.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Effective Tax Rate

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to income from recurring operations and adjusts the provision for discrete tax items recorded in the period. The Company’s effective tax rate of 41 percent for the six months ended July 31, 2010 was higher than the federal statutory rate of 35 percent primarily due to state income taxes, foreign tax rate differential, non-deductible expenses as a result of acquisitions and the unfavorable impact of a change in California tax law, which were partially offset by California tax credits. Similarly, the Company’s effective tax rate of 42 percent for the six months ended July 31, 2009 was higher than the federal statutory rate of 35 percent primarily due to state income taxes, foreign tax rate differential and the unfavorable impact of a change in California tax law, which were partially offset by federal and California tax credits.

Unrecognized Tax Benefits and Other Considerations

The Company records liabilities related to its uncertain tax positions. During the six months ended July 31, 2010, the Company recorded a discrete favorable tax item relating to certain decreases in unrecognized tax benefits as a result of a favorable court ruling in transfer pricing matters and lapsing of the statutes of limitations. The Company’s existing tax positions will continue to generate an increase in tax liabilities or unrecognized tax benefits. The Company does not believe that it is reasonably possible that there will be a significant increase or decrease in unrecognized tax benefits over the next twelve months.

Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. The Company’s fiscal 2010 tax return for Japan is currently under examination by the National Tax Agency of Japan. This audit is anticipated to be completed in the next twelve months. The Company’s financial results should not be materially impacted by this examination. The Company does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months. However, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.

Revenue Recognition

The Company derives its revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing its enterprise cloud computing application service, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) related professional services and other revenue. “Other revenue” consists primarily of training fees. The Company recognizes revenue when all of the following conditions are met:

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

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, the Company considers the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, the Company recognizes the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations, the Company defers only the direct costs of the consulting arrangement and amortizes those costs over the same time period as the consulting revenue is recognized. As of July 31, 2010 and January 31, 2010, the deferred cost on the accompanying condensed consolidated balance sheet totaled $25.4 million and $19.1 million, respectively. These deferred costs are included in prepaid expenses and other current assets and other assets.

Deferred Revenue

Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s subscription service described above and is recognized as the revenue recognition criteria are met. The Company generally invoices its customers in annual or quarterly installments. Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Deferred revenue also includes certain deferred professional services fees which are recognized as revenue ratably over the subscription contract term. The Company defers the professional service fees in situations where the professional services and subscription contracts are accounted for as a single unit of accounting. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. Approximately 8 percent and 6 percent of total deferred revenue as of July 31, 2010 and January 31, 2010, respectively related to deferred professional services revenue.

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

Notes to Condensed Consolidated Financial Statements—(Continued)

Accounting for Stock-Based Compensation

The Company recognizes share-based expenses on a straight-line over the requisite service period of the awards, which is the vesting term of four years. Stock-based expenses are recognized net of estimated forfeiture activity.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three months ended July 31,		Six months ended July 31,
	2010	2009	2010	2009
Volatility	45%	52%	45 – 50%	52 – 60%
Weighted-average estimated life	3.8 years	4 years	3.8 years	4 years
Weighted-average risk-free interest rate	1.55 – 1.73%	2.09 – 2.39%	1.55 – 2.11%	1.78 – 2.39%
Dividend yield	—	—	—	—
Weighted-average fair value per share of grants	$30.49	$16.66	$29.54	$15.83

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

During the three months ended July 31, 2010 and 2009, the Company capitalized $0.6 million and $0.7 million, respectively, of stock based expenses related to capitalized internal-use software development and deferred professional services costs and capitalized $1.2 million and $1.1 million for the six months ended July 31, 2010 and 2009, respectively.

During the six months ended July 31, 2010, the Company recognized stock-based expense of $53.1 million. As of July 31, 2010, the aggregate stock compensation remaining to be amortized to costs and expenses was $254.1 million. The Company expects this stock compensation balance to be amortized as follows: $58.9 million during the remaining six months of fiscal 2011; $97.7 million during fiscal 2012; $61.0 million during fiscal 2013; $34.5 million during fiscal 2014 and $2.0 million during fiscal 2015. The expected amortization reflects only outstanding stock awards as of July 31, 2010 and assumes no forfeiture activity. The Company expects to continue to issue share-based awards to its employees in future periods.

Goodwill, Intangible Assets and Impairment Assessments

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. The goodwill balance is assigned to a reporting unit which is generally the consolidated group. Goodwill is tested for impairment at least annually (more frequently if certain indicators are present). In the event that the Company determines that the carrying value of goodwill is less than fair value, the Company will incur an impairment charge for the amount of the difference during the quarter in which the determination is made.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Intangible assets are amortized over their useful lives. Each period the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of these assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. In the event that the Company determines certain assets are not fully recoverable, the Company will incur an impairment charge for those assets or portion thereof during the quarter in which the determination is made.

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

The Company has also agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that would generally enable the Company to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions.

Subsequent Events

The Company evaluated subsequent events through the date this Quarterly Report on Form 10-Q was filed with the SEC.

New Accounting Pronouncement

In September 2009, the FASB issued Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010. The Company is currently assessing the future impact of this new accounting pronouncement to its consolidated financial statements.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

2. Balance Sheet Accounts

Marketable Securities

At July 31, 2010, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$892,231	$11,799	$(304)	$903,726
U.S. agency obligations	184,408	681	(16)	185,073
U.S. treasury securities	113,930	212	—	114,142
Collateralized mortgage obligations	127,591	1,551	(123)	129,019
Mortgage backed securities	112,859	1,317	(373)	113,803
Government obligations	3,217	23	—	3,240

	$1,434,236	$15,583	$(816)	$1,449,003

At January 31, 2010, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$329,750	$7,889	$(65)	$337,574
U.S. treasury securities	136,606	170	(116)	136,660
Mortgage backed securities	40,187	719	(41)	40,865
Collateralized mortgage obligations	36,785	436	(33)	37,188
U.S. agency obligations	162,896	571	(12)	163,455

	$706,224	$9,785	$(267)	$715,742

	July 31, 2010	January 31, 2010
Recorded as follows (in thousands):
Short-term (due in one year or less)	$332,342	$230,659
Long-term (approximate effective maturity is 1-5 years at July 31, 2010)	1,116,661	485,083

	$1,449,003	$715,742

As of July 31, 2010, the following investments were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$122,032	$(293)	$509	$(11)	$122,541	$(304)
U.S. agency obligations	14,488	(16)	—	—	14,488	(16)
Collateralized mortgage obligations	24,342	(123)	—	—	24,342	(123)
Mortgage backed securities	51,487	(370)	109	(3)	51,596	(373)

	$212,349	$(802)	$618	$(14)	$212,967	$(816)

The unrealized loss for each of these fixed rate marketable securities ranged from less than $1,000 to $63,000. The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of July 31, 2010. The Company expects to receive the full principal and interest on all of these marketable securities.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	July 31, 2010	January 31, 2010
Deferred professional services costs	$16,119	$13,420
Prepaid expenses and other current assets	34,019	42,314

	$50,138	$55,734

Fixed Assets

Fixed assets consisted of the following (in thousands):

	July 31, 2010	January 31, 2010
Computers, equipment and software	$88,914	$87,608
Furniture and fixtures	17,669	17,325
Leasehold improvements	79,673	71,882

	186,256	176,815
Less accumulated depreciation and amortization	(85,310)	(87,104)

	$100,946	$89,711

Depreciation and amortization expense totaled $9.2 million and $7.5 million for the three months ended July 31, 2010 and 2009, respectively, and $17.9 million and $14.1 million for the six months ended July 31, 2010 and 2009, respectively.

Fixed assets at July 31, 2010 and January 31, 2010 included $31.9 million and $27.1 million, respectively, acquired under capital lease agreements. Accumulated amortization relating to equipment and software under capital leases totaled $13.1 million and $11.0 million at July 31, 2010 and January 31, 2010, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

Capitalized Software

Capitalized software consisted of the following (in thousands):

	July 31, 2010	January 31, 2010
Capitalized internal-use software development costs, net of accumulated amortization of $27,614 and $21,392, respectively	$26,423	$22,675
Acquired developed technology, net of accumulated amortization of $26,507 and $20,932, respectively	37,763	12,134

	$64,186	$34,809

Capitalized internal use software amortization expense totaled $3.2 million and $2.3 million for the three months ended July 31, 2010 and 2009, respectively. Acquired developed technology amortization expense for the three months ended July 31, 2010 and 2009, was $3.9 million and $1.7 million, respectively. Capitalized internal

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

use software amortization expense totaled $6.2 million and $4.5 million for the six months ended July 31, 2010 and 2009, respectively. Acquired developed technology amortization expense for the six months ended July 31, 2010 and 2009 was $5.6 million and $3.7 million, respectively.

As described in Note 4 “Acquisitions” the Company acquired Jigsaw Data Corporation in May 2010. Approximately $23.6 million of the purchase consideration was allocated to acquired developed technology.

Other Assets, net

Other assets consisted of the following (in thousands):

	July 31, 2010	January 31, 2010
Deferred professional services costs, noncurrent portion	$9,301	$5,639
Long-term deposits	11,563	11,084
Purchased intangible assets, net of accumulated amortization of $7,721 and $5,694, respectively	9,166	6,613
Acquired patents and domain names, net of accumulated amortization of $288 and $121, respectively	4,332	133
Investments in privately-held companies	7,628	6,288
Other	11,367	10,008

	$53,357	$39,765

Purchased intangible assets amortization expense for the three months ended July 31, 2010 and 2009, was $1.2 million and $0.8 million, respectively and for the six months ended July 31, 2010 and 2009 was $2.0 million and $3.2 million, respectively.

As described in Note 4 “Acquisitions” the Company acquired Jigsaw Data corporation in May 2010. Approximately $4.6 million of the purchase consideration was allocated to purchased intangible assets.

Goodwill

Goodwill represents the excess of the purchase consideration in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter. There was no impairment of goodwill for the six months ended July 31, 2010.

Goodwill consists of the following (in thousands):

Total
Balance as of January 31, 2010	$48,955
Jigsaw Data Corporation (see Note 4)	133,254
Other acquisition activity	2,330

Balance as of July 31, 2010	$184,539

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	July 31, 2010	January 31, 2010
Accrued compensation	$94,970	$90,223
Accrued other liabilities	78,609	46,188
Accrued other taxes payable	28,175	27,757
Accrued professional costs	14,491	10,740
Accrued rent	19,789	19,830

	$236,034	$194,738

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

•	in certain situations, when the trading price of the Notes is less than 98% of the product of the sale price of the Company’s common stock and the conversion rate;

•	upon the occurrence of specified corporate transactions described under the Indenture, such as a consolidation, merger or binding share exchange; or

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

•	at any time on or after October 15, 2014.

As of July 31, 2010, the Notes are not yet convertible into 6.7 million shares of the Company’s common stock.

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

In accounting for the transaction costs related to the Note issuance, the Company allocated the total amount incurred to the liability and equity components. Transaction costs attributable to the liability component are being amortized to expense over the term of the Notes, and transaction costs attributable to the equity component were netted with the equity component in additional paid-in capital. Debt issuance costs, net of amortization, were $5.9 million as of July 31, 2010 and equity issuance costs were $1.8 million. Additionally, the Company in January 2010 recorded a deferred tax liability of $51.1 million in connection with the Notes. The Notes consisted of the following (in thousands):

As of July 31, 2010
Equity component (1)	$125,530

Liability component:
Principal	$575,000
Less: debt discount, net (2)	(113,818)

Net carrying amount	$461,182

(1)	Included in the condensed consolidated balance sheets within additional paid-in capital, net of the $1.8 million in equity issuance costs.
(2)	Included in the condensed consolidated balance sheets within 0.75% convertible senior notes and is amortized over the remaining life of the Notes using the effective interest rate method.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

As of July 31, 2010, the remaining life of the Notes is approximately 4.5 years.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three months ended July 31, 2010	Six months ended July 31, 2010
Contractual interest expense	$1,078	$2,156
Amortization of debt issuance costs	331	659
Amortization of debt discount	5,533	10,984

	6,942	$13,799

Effective interest rate of the liability component	5.86%	5.86%

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

3. Stockholders’ Equity

Stock Options Issued to Employees

The 1999 Stock Option Plan (the “1999 Plan”) provides for the issuance of incentive and non-statutory options to employees and nonemployees of the Company. On April 30, 2009, the 1999 Plan expired. The expiration of the 1999 Plan did not affect awards outstanding, which continue to be governed by the terms and conditions of the 1999 Plan. In addition to the 1999 Plan, the Company maintains the 2004 Equity Incentive Plan, 2004 Employee Stock Purchase Plan and the 2004 Outside Directors Stock Plan. These plans, other than the 2004 Outside Directors Stock Plan, provide for annual automatic increases on February 1 to the shares reserved for issuance based on the lesser of (i) a specific percentage of the total number of shares outstanding at year end; (ii) a fixed number of shares; or (iii) a lesser number of shares set by the Company’s Board of Directors, all as specified in the respective plans.

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

In April 2006, the Company’s Board of Directors approved the 2006 Inducement Equity Incentive Plan (the “Inducement Plan”) that allows for stock option and other equity incentive grants to employees in connection with merger or acquisition activity. In fiscal 2010, the Board of Directors amended the Inducement Plan to increase the share reserve by 300,000 shares to 700,000 shares total. As of July 31, 2010, there were 301,593 shares of common stock available for grant under the Inducement Plan.

Prior to February 1, 2006, options issued under the Company’s stock option plans generally had a term of 10 years. After February 1, 2006, options issued to employees have a term of 5 years.

Stock activity for the six months ended July 31, 2010 is as follows:

		Options Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2010	4,607,929	14,036,371	$40.36
Increase in options authorized:
2004 Equity Incentive Plan	3,500,000	—	—
Options granted under all plans	(608,775)	608,775	77.81
Restricted stock unit activity	(51,233)	—	—
Stock grants to board members for board services and advisory board members	(25,100)	—	—
Exercised	—	(2,357,454)	30.39
1999 Plan shares expired	(70,783)	—	—
Cancelled	574,385	(574,385)	46.10

Balance as of July 31, 2010	7,926,423	11,713,307	$44.03	$643,279

Vested or expected to vest		11,314,232	$43.66	$625,565

Exercisable at July 31, 2010		4,816,688	$31.70	$323,936

The total intrinsic value of the options exercised during the six months ended July 31, 2010 and 2009 was $121.7 million and $13.5 million, respectively. The intrinsic value is the difference between the current market value of the stock and the exercise price of the stock option.

The weighted-average remaining term of vested and expected to vest options is approximately 3.4 years.

As of July 31, 2010, options to purchase 4,816,688 shares were vested at a weighted average exercise price of $31.70 per share and a remaining weighted-average remaining contractual life of approximately 2.9 years. The total intrinsic value of these vested options as of July 31, 2010 was $323.9 million.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table summarizes information about stock options outstanding as of July 31, 2010:

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.40 to $25.19	1,379,219	3.8	$10.79	1,378,770	$10.79
$25.97	2,507,425	3.3	$25.97	774,170	$25.97
$27.20 to $42.79	1,697,698	2.3	$35.09	1,358,498	$34.96
$43.38 to $52.48	1,842,635	2.6	$51.76	871,587	$51.72
$52.76 to $65.41	853,515	2.9	$56.12	335,364	$54.98
$65.44	2,575,954	4.3	$65.44	—	—
$65.68 to $98.80	856,861	4.2	$75.08	98,299	$68.03

	11,713,307	3.4	$44.03	4,816,688	$31.70

Restricted stock unit activity for the six months ended July 31, 2010 is as follows:

	Restricted Stock Units Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2010	2,316,452	$0.001
Granted	206,159	$0.001
Cancelled	(378,551)	$0.001
Vested and converted to shares	(154,926)	$0.001

Balance as of July 31, 2010	1,989,134	$0.001	$196,825

Expected to vest	1,853,015		$183,356

The restricted stock units, which upon vesting entitles the holder to one share of common stock for each restricted stock unit, have an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and vest over 4 years.

The weighted-average fair value of the restricted stock issued for the six months ended July 31, 2010 and 2009 was $75.93 and $32.20, respectively.

The Company realized tax benefits of $19.4 million from the exercise, sale or vesting of stock awards during the six months ended July 31, 2010.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Common Stock

The following shares of common stock are available for future issuance at July 31, 2010:

Options outstanding	11,713,307
Restricted stock units outstanding	1,989,134
Stock available for future grant:
2004 Equity Incentive Plan	6,989,830
2006 Inducement Equity Incentive Plan	301,593
2004 Employee Stock Purchase Plan	1,000,000
2004 Outside Directors Stock Plan	635,000
0.75% Convertible senior notes	6,735,953
Warrants	6,735,953

36,100,770

4. Acquisitions

On May 7, 2010 the Company acquired for cash the stock of Jigsaw Data Corporation (“Jigsaw”), a provider of crowd-sourced data services in the cloud. The Company acquired Jigsaw to combine the Company’s CRM applications and enterprise cloud platform with Jigsaw’s cloud-based model for the automation of acquiring, completing and cleansing business contact data. The Company has included the financial results of Jigsaw in the condensed consolidated financial statements from the date of acquisition. The revenues and earnings of Jigsaw were not material to the Company’s statement of operations for the three and six months ended July 31, 2010. The total cash consideration for Jigsaw was approximately $148.5 million. In addition, the Company will potentially make additional payments (“contingent consideration”) totaling up to $14.4 million in cash, based on the achievement of certain billings targets related to Jigsaw’s products for the one-year period from May 8, 2010 through May 7, 2011. The estimated fair value of the contingent consideration at May 7, 2010 was $13.4 million and is included in the total purchase price. The Company will record the fair value of the contingent consideration each reporting period based on Jigsaw’s achievement of meeting its billing targets as it relates to the contingent consideration. The Company’s estimated fair value of the contingent consideration at July 31, 2010 was $13.6 million. The change in fair value of contingent consideration is recorded in general and administrative expenses.

The total preliminary purchase price and the fair value of the contingent consideration was allocated to the net tangible and intangible assets based upon their fair values as of May 7, 2010 as set forth below. The excess of the preliminary purchase price over the net tangible and intangible assets was recorded as goodwill. The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to both current and non-current deferred tax liabilities which are subject to change, pending the finalization of certain tax returns.

(in thousands)
Net tangible assets	$4,347
Intangible assets	28,140
Deferred tax liability	(3,864)
Goodwill	133,254

Total purchase price	$161,877

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table sets forth the components of intangible assets acquired in connection with the Jigsaw acquisition:

(in thousands)	Fair value	Useful Life
Developed service technology and database	$23,560	3 years
Customer relationships	2,440	5 years
Trade name and trademark	2,140	3 years

Total intangible assets subject to amortization	$28,140

Customer relationships represent the fair values of the underlying relationships and agreements with Jigsaw’s customers. Developed service technology and database represents the fair values of the Jigsaw technology and database that contains the business contact data. Trade name and trademark represents the fair values of brand and name recognition associated with the marketing of Jigsaw’s services. The goodwill balance is not deductible for tax purposes. The acquisition costs related to Jigsaw were not material.

During the three months ended July 31, 2010, the Company acquired the assets of another cloud vendor for approximately $10.0 million in cash to expand its products and services. This acquisition was not significant. The Company has included the financial results of this company in its condensed consolidated results from its acquisition date. The preliminary purchase price allocation for this acquisition was based upon the fair values as of the acquisition date.

5. Commitments and Contingencies

Letters of Credit

As of July 31, 2010, the Company had a total of $11.2 million in letters of credit outstanding for office space in San Francisco, California, New York City, Singapore, Sweden, United Kingdom, Australia and Switzerland. These letters of credit renew annually and mature at various dates through June 2019.

Leases

The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates.

As of July 31, 2010, the future minimum lease payments under noncancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Period:
Remaining six months in fiscal 2011	$5,035	$51,362
Fiscal 2012	9,831	90,038
Fiscal 2013	3,297	79,741
Fiscal 2014	669	56,310
Fiscal 2015	—	33,652
Thereafter	—	140,534

Total minimum lease payments	18,832	$451,637

Less: amount representing interest	(1,047)

Present value of capital lease obligations	$17,785

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The Company’s agreements for the facilities and certain services provide the Company with the option to renew. The Company’s future contractual obligations would change if it were to exercise these options.

6. Legal Proceedings and Claims

The Company is involved in various legal proceedings arising from the normal course of business activities. In management’s opinion, resolution of these matters is not expected to have a material adverse impact on the Company’s consolidated results of operations, cash flows or its financial position. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect the Company’s future results of operations, cash flows or financial position.

During fiscal 2009, the Company received a communication from Microsoft Corporation alleging that the Company infringed some of its patents. On May 18, 2010, Microsoft filed a complaint against the Company in the United States District Court for the Western District of Washington alleging infringement of nine patents which Microsoft claimed were related to certain aspects of the Company’s products and services. The complaint sought, among other things, damages, attorneys’ fees and costs, and injunctive relief. On June 24, 2010, the Company filed a complaint against Microsoft in the United States District Court for the District of Delaware alleging infringement of five of the Company’s patents related to certain aspects of Microsoft’s products and services. The complaint sought, among other things, damages, attorneys’ fees and costs, and injunctive relief. On August 2, 2010, the Company entered into a patent cross-license and settlement agreement with Microsoft and the companies subsequently dismissed their respective cases.

Many of the Company’s subscription agreements require the Company to indemnify its customers for third-party intellectual property infringement claims, which could increase the cost to the Company of an adverse ruling on such a claim. Any adverse determination related to intellectual property claims or litigation could prevent the Company from offering its service to others, could be material to its net income or cash flows (or both) of a particular quarter or could otherwise adversely affect the Company’s operating results.

7. Related-Party Transactions

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

In addition to the resource sharing with the Foundation, the Company issued the Foundation warrants in August 2002 to purchase 500,000 shares of common stock which were all exercised in prior years. As of July 31, 2010, the Foundation held 129,000 shares of salesforce.com common stock. Additionally, the Company has donated subscriptions to the Company’s service to other qualified non-profit organizations and permitted the Foundation to sell such subscriptions to qualified non-profit organizations. The fair value of these donated subscriptions were approximately $4.0 million per month during the three months ended July 31, 2010. The Company currently plans to continue providing free subscriptions to qualified non-profit organizations through its relationship with the Foundation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our business strategy and our plan to build our business, our service performance and security, the expenses associated with expanding our data center capacity, our operating results, our anticipated growth, trends in our business, new application service features, our strategy of acquiring or making investments in complementary companies, joint ventures, services and technologies, the effect of general economic and market conditions including sudden declines in the fair value of our investments in cash equivalents and marketable securities, our ability to protect our intellectual property rights, our ability to develop our brands, the effect of evolving government regulations, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the potential availability of additional tax assets in the future and related matters, the impact of expensing stock options, the sufficiency of our capital resources, and our strategy to be the leading provider of CRM application services and the leading platform on which customers and partners build enterprise cloud computing applications, of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Our objective is to be the leading provider of CRM application services and to be the leading platform on which our customers and partners build enterprise cloud computing applications. Key elements of our strategy include:

•	Strengthening our existing CRM applications;

•	Extending into new functional areas within CRM;

•	Aggressively pursuing new customers and expanding our revenue outside the Americas;

•	Deepening relationships with our existing customer base;

•	Continuing to lead the industry transformation to cloud computing; and

•	Encouraging the development of third-party applications on our Force.com “cloud computing” platform.

We believe the factors that will influence our ability to achieve our objectives include our prospective customers’ willingness to migrate to an enterprise cloud computing application service; the performance and security of our service; our ability to continue to release, and gain customer acceptance of, new and improved features; successful customer adoption and utilization of our service; acceptance of our service in markets where we have few customers; the emergence of additional competitors in our market and improved product offerings by existing and new competitors; the location of new data centers; third-party developers’ willingness to develop applications on our platform; our ability to successfully integrate acquired businesses; and general economic conditions which could affect our customers’ ability and willingness to purchase our application service, delay the customers’ purchasing decision or affect renewal rates.

To address these factors, we will need to, among other things, continue to add substantial numbers of paying subscriptions, upgrade our customers to fully featured versions such as our Unlimited Edition, provide high quality technical support to our customers and encourage the development of third-party applications on our Force.com platform. We plan to invest for future growth by expanding our data center capacity. We also plan to hire additional personnel, particularly in direct sales, other customer-related areas and research and development. As part of our growth plans we will have continued focus in the area of retaining customers at the time of renewal. We also plan to: expand our domestic and international selling and marketing activities; add additional distribution channels; increase our research and development activities to upgrade and extend our service offerings; develop and support new services and technologies; and, add to our infrastructure to support our growth. We also regularly evaluate acquisitions or investment opportunities in complementary businesses, joint ventures, services and technologies in an effort to strengthen and extend our service CRM offerings. We expect to continue to make such investments and acquisitions in the future.

In May 2010, we acquired Jigsaw Data Corporation for a total purchase price consideration of $161.9 million. Jigsaw offers a cloud-based model for the automation of acquiring, completing and cleansing business contact data. We acquired Jigsaw for its developed technology and database in order to combine our CRM application with Jigsaw’s crowd-source, data service.

We expect marketing and sales costs, which were 47 percent of our total revenues for the six months ended July 31, 2010 and 46 percent for the same period a year ago, to continue to represent a substantial portion of total revenues in the future as we seek to add and manage more paying subscribers, and build brand awareness.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2011, for example, refer to the fiscal year ended January 31, 2011.

Sources of Revenues

We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our enterprise cloud computing application service, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) related professional services and other revenues consisting primarily of training fees. Subscription and support revenues accounted for approximately 93 percent of our total revenues during the six months ended July 31, 2010. Subscription revenues are driven primarily by the number of paying subscribers of our service and the subscription price of our service. We define a ‘customer’ as a separate and distinct buying entity (e.g., a company, a distinct business unit of a large corporation, a partnership, etc.) that has entered into a contract to access our enterprise cloud computing service. We define a ‘subscription’ as a unique user account purchased by a customer for use by its employee or other customer-authorized user, and each such user is what we call a ‘subscriber’. The number of paying subscriptions at each of our customers ranges from one to tens of thousands. None of our customers accounted for more than 5 percent of our revenues during the three and six months ended July 31, 2010 and 2009 respectively.

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

We generally recognize revenue ratably over the contract term beginning on the commencement date of each contract. In determining whether professional services can be accounted for separately from subscription and support revenues, we consider a number of factors, which are described in “Critical Accounting Policies and Estimates—Revenue Recognition” below. As we introduce new service offerings, we may not be able to establish objective and reliable evidence of fair value for these elements of our sales arrangements. As a result, when the professional services are sold together with subscription services that do not have objective and reliable evidence of fair value, the professional services fees cannot be accounted for separately, and the entire arrangement is accounted for as a single unit of accounting. In such situations, we recognize the entire arrangement fee ratably over the term of the subscription contract. Approximately 8 percent and 6 percent of our total deferred revenue as of July 31, 2010 and January 31, 2010, respectively, related to deferred professional service revenues.

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

The following table sets forth our accounts receivable and deferred revenue balances as of the end of each fiscal quarter:

(in thousands)	April 30, 2010	July 31, 2010
Fiscal 2011
Accounts receivable, net	$183,612	$228,550
Deferred revenue, current and noncurrent	664,529	683,019

	April 30, 2009	July 31, 2009	October 31, 2009	January 31, 2010
Fiscal 2010
Accounts receivable, net	$145,869	$168,842	$191,297	$320,956
Deferred revenue, current and noncurrent	549,373	549,010	545,435	704,348

	April 30, 2008	July 31, 2008	October 31, 2008	January 31, 2009
Fiscal 2009
Accounts receivable, net	$143,909	$146,982	$157,680	$266,555
Deferred revenue, current and noncurrent	470,297	479,546	469,534	594,026

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

We intend to continue to invest additional resources in our enterprise cloud computing application service. For example, we plan to open additional data centers in the future. Additionally, as we acquire new businesses and technologies, the amortization expense associated with this activity will be included in cost of revenues. The timing of these additional expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in a particular quarterly period.

Research and Development. Research and development expenses consist primarily of salaries and related expenses, including stock-based expenses, the costs of our development and test data center and allocated overhead. We continue to focus our research and development efforts on adding new features and services, increasing the functionality and enhancing the ease of use of our enterprise cloud computing application service. Our proprietary, scalable and secure multi-tenant architecture enables us to provide all of our customers with a service based on a single version of our application. As a result, we do not have to maintain multiple versions, which enables us to have relatively lower research and development expenses as compared to traditional enterprise software companies. We expect that in the future, research and development expenses will increase in absolute dollars as we upgrade and extend our service offerings, develop new technologies and integrate acquired businesses and technologies.

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

General and Administrative. General and administrative expenses consist of salaries and related expenses, including stock-based expenses, for finance and accounting, human resources and management information systems personnel, legal costs, professional fees, other corporate expenses and allocated overhead. We expect that in the future, general and administrative expenses will increase in absolute dollars as we incur additional employee related costs, professional fees and insurance costs related to the growth of our business and international expansion. We expect general and administrative costs as a percentage of total revenues to remain flat for the next several quarters.

Stock-Based Expenses. Our cost of revenues and operating expenses include stock-based expenses related to option and stock awards to employees and non-employee directors. We recognize our share-based payments as an expense in the statement of operations based on their fair values and vesting periods. If our stock price increases in the future, stock-based expenses will rise. These charges have been significant in the past and we expect that they will increase as we hire more employees and seek to retain existing employees.

Joint Venture

In December 2000, we established a Japanese joint venture, Kabushiki Kaisha salesforce.com, with SunBridge, Inc., a Japanese corporation, to assist us with our sales efforts in Japan. As of July 31, 2010 the Company owned 73 percent of the joint venture. Because of this majority interest, we consolidate the venture’s financial results, which are reflected in each revenue, cost of revenues and expense category in our consolidated statement of operations. We then record a noncontrolling interest, which reflects the noncontrolling investors’ interest in the venture’s results. Through July 31, 2010, the operating performance and liquidity requirements of the Japanese joint venture have not been significant. While we plan to expand our selling and marketing activities in Japan in order to add new customers, we believe the future operating performance and liquidity requirements of the Japanese joint venture will not be significant.

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations we defer the direct costs of the consulting arrangement and amortize those costs over the same time period as the consulting revenue is recognized. The deferred cost on our condensed consolidated balance sheet totaled $25.4 million at July 31, 2010 and $19.1 million at January 31, 2010. Such amounts are included in prepaid expenses and other current assets and other assets, net.

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

During the six months ended July 31, 2010, we deferred $39.6 million of commission expenditures and we amortized $37.6 million to sales expense. During the same period a year ago, we deferred $25.0 million of commission expenditures and we amortized $30.3 million to sales expense. Deferred commissions on our condensed consolidated balance sheet totaled $77.5 million at July 31, 2010 and $75.5 million at January 31, 2010.

Accounting for Stock-Based Awards. We recognize the fair value of our stock awards on a straight-line basis over the requisite service period of the award, which is the vesting term of four years.

We recognized stock-based expense of $53.1 million, or 7 percent of revenue, during the six months ended July 31, 2010. The requirement to expense stock-based awards will continue to materially reduce our reported results of operations. As of July 31, 2010, we had an aggregate of $254.1 million of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. We currently expect this stock compensation balance to be amortized as follows: $58.9 million during the remaining six months of fiscal 2011; $97.7 million during fiscal 2012; $61.0 million during fiscal 2013; $34.5 million during fiscal 2014; and $2.0 million during fiscal 2015. These amounts reflect only outstanding stock awards as of July 31, 2010 and assume no forfeiture activity. We expect to continue to issue share-based awards to our employees in future periods.

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

As of July 31, 2010, there were 2.0 million restricted stock units outstanding. We plan to continue awarding restricted stock units to our employees in the future. The restricted stock units, which upon vesting entitles the holder to one share of common stock for each restricted stock unit, have an exercise price of $0.001 per share, which is equal to the par value of our common stock, and vest over 4 years. The fair value of the restricted stock units is based on our closing stock price on the date of grant, and compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period.

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

Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses as a result of acquisitions, the valuation of deferred tax assets and liabilities, and changes in tax laws and accounting principles.

Results of Operations

The following tables set forth selected data for each of the periods indicated and are in thousands. All data is unaudited.

	Three months ended July 31,		Six months ended July 31,
	2010	2009	2010	2009
Revenues:
Subscription and support	$368,951	$293,440	$719,663	$575,208
Professional services and other	25,421	22,621	51,522	45,777

Total revenues	394,372	316,061	771,185	620,985
Cost of revenues:
Subscription and support	48,981	38,971	93,038	75,999
Professional services and other	28,809	23,525	56,333	48,297

Total cost of revenues	77,790	62,496	149,371	124,296

Gross profit	316,582	253,565	621,814	496,689
Operating expenses:
Research and development	42,930	31,103	83,052	62,687
Marketing and sales	182,401	146,214	358,268	284,481
General and administrative	61,569	46,759	117,762	89,909

Total operating expenses	286,900	224,076	559,082	437,077
Income from operations	29,682	29,489	62,732	59,612
Investment income	8,735	7,747	16,610	12,277
Interest expense	(7,185)	(293)	(14,245)	(501)
Other expense	(1,765)	(1,072)	(3,738)	(701)

Income before provision for income taxes and noncontrolling interest	29,467	35,871	61,359	70,687
Provision for income taxes	(12,884)	(14,030)	(24,900)	(29,853)

Consolidated net income	16,583	21,841	36,459	40,834
Less: net income attributable to noncontrolling interest	(1,839)	(643)	(3,970)	(1,200)

Net income attributable to salesforce.com	$14,744	$21,198	$32,489	$39,634

	As of
	July 31, 2010	January 31, 2010 (1)	July 31, 2009
Balance sheet data:
Cash, cash equivalents and marketable securities	$1,858,928	$1,727,048	$1,030,406
Deferred revenue, current and noncurrent	683,019	704,348	549,010

(1)	Cash, cash equivalents and marketable securities includes the net proceeds from our January 2010 convertible senior note offering totaling approximately $500.0 million as described in Note 2 in the condensed consolidated financial statements.

	Three months ended July 31,		Six months ended July 31,
	2010	2009	2010	2009
Revenues by geography:
Americas	$274,669	$226,008	$533,953	$446,658
Europe	65,545	55,992	132,387	107,594
Asia Pacific	54,158	34,061	104,845	66,733

	$394,372	$316,061	$771,185	$620,985

Cost of revenues and operating expenses include the following amounts related to stock-based awards.

	Three months ended July 31,		Six months ended July 31,
	2010	2009	2010	2009
Cost of revenues	$3,186	$3,171	$6,260	$6,327
Research and development	4,041	2,950	8,143	6,034
Marketing and sales	12,317	9,317	24,527	19,259
General and administrative	7,071	5,439	14,153	10,920

The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Three months ended July 31,		Six months ended July 31,
	2010	2009	2010	2009
Revenues:
Subscription and support	94%	93%	93%	93%
Professional services and other	6	7	7	7

Total revenues	100	100	100	100

Cost of revenues:
Subscription and support	13	12	12	12
Professional services and other	7	8	7	8

Total cost of revenues	20	20	19	20

Gross profit	80	80	81	80
Operating expenses:
Research and development	11	10	11	10
Marketing and sales	46	46	47	46
General and administrative	16	15	15	14

Total operating expenses	73	71	73	70
Income from operations	7	9	8	10
Investment income	2	2	2	2
Interest expense	(2)	0	(2)	0
Other expense	0	0	0	(1)

Income before provision for income taxes and noncontrolling interest	7	11	8	11
Provision for income taxes	(3)	(4)	(3)	(5)

Consolidated net income	4	7	5	6
Noncontrolling interest in consolidated joint venture	0	0	(1)	0

Net income attributable to salesforce.com	4%	7%	4%	6%

	Three months ended July 31,		Six months ended July 31,
	2010	2009	2010	2009
Revenues by geography:
Americas	70%	72%	69%	72%
Europe	17	18	17	17
Asia Pacific	13	10	14	11

	100%	100%	100%	100%

	Three months ended July 31,		Six months ended July 31,
	2010	2009	2010	2009
Stock-based expenses:
Cost of revenues	1%	1%	1%	1%
Research and development	1	1	1	1
Marketing and sales	3	3	3	3
General and administrative	2	2	2	2

Three Months Ended July 31, 2010 and 2009

Revenues.

	Three Months Ended July 31,		Variance
(In thousands)	2010	2009	Dollars	Percent
Subscription and support	$368,951	$293,440	$75,511	26%
Professional services and other	25,421	22,621	2,800	12%

Total revenues	$394,372	$316,061	$78,311	25%

Total revenues were $394.4 million for the three months ended July 31, 2010, compared to $316.1 million during the same period a year ago, an increase of $78.3 million, or 25 percent. Subscription and support revenues were $369.0 million, or 94 percent of total revenues, for the three months ended July 31, 2010, compared to $293.4 million, or 93 percent of total revenues, during the same period a year ago. The increase in subscription and support revenues was due primarily to new customers, upgrades and additional subscriptions from existing customers and improvement in renewal rates over the past twelve months. Professional services and other revenues were $25.4 million, or 6 percent of total revenues, for the three months ended July 31, 2010, compared to $22.6 million, or 7 percent of total revenues, for the same period a year ago. The increase in professional services and other revenues was primarily due to the higher demand for services from an increased number of customers.

Revenues in Europe and Asia Pacific accounted for $119.7 million, or 30 percent of total revenues, for the three months ended July 31, 2010, compared to $90.1 million, or 28 percent of total revenues, during the same period a year ago, an increase of $29.6 million, or 33 percent. The increase in revenues outside of the Americas was the result of our efforts to expand internationally. Additionally, the value of the U.S. dollar relative to foreign currencies contributed to a slight decrease in revenues outside the Americas for the three months ended July 31, 2010 as compared to the same period a year ago. The foreign currency impact had the effect of reducing our aggregate revenues by $5.1 million compared to the same period a year ago. As part of our overall growth, we expect the percentage of our revenues generated in Europe and Asia Pacific to continue to increase as a percentage of our total revenues.

Cost of Revenues.

	Three Months Ended July 31,		Variance
(In thousands)	2010	2009	Dollars
Subscription and support	$48,981	$38,971	$10,010
Professional services and other	28,809	23,525	5,284

Total cost of revenues	$77,790	$62,496	$15,294

Percent of total revenues	20%	20%

Cost of revenues was $77.8 million, or 20 percent of total revenues, for three months ended July 31, 2010, compared to $62.5 million, or 20 percent of total revenues, for the same period ended July 31, 2009, an increase of $15.3 million. The increase in absolute dollars was primarily due to an increase of $5.5 million in employee-related costs, an increase of $1.9 million in service delivery costs, primarily due to our efforts in increasing data center capacity, an increase of $3.7 million in depreciation and amortization expenses including amortization expense related to our acquisition of Jigsaw and an increase of $2.8 million in outside subcontractor and other service costs. The cost of the additional professional services headcount resulted in the cost of professional services and other revenues to be in excess of the related revenue for the three months ended July 31, 2010 by $3.4 million. This reduction was the result of reduced utilization of existing professional services staff caused by lowered customer demand. We expect the cost of professional services and other revenue to continue to be in excess of the related revenue during fiscal 2011. We plan to continue to make this investment since our professional services are primarily designed to accelerate the adoption and expanded use by our customers of our enterprise cloud computing application service.

Research and Development.

	Three Months Ended July 31,		Variance
(In thousands)	2010	2009	Dollars
Research and development	$42,930	$31,103	$11,827
Percent of total revenues	11%	10%

Research and development expenses were $42.9 million, or 11 percent of total revenues, during the three months ended July 31, 2010, compared to $31.1 million, or 10 percent of total revenues, during the same period a year ago, an increase of $11.8 million. The increase in absolute dollars was due to an increase of $10.5 million in employee-related costs, an increase of $1.1 million in stock-based expenses, and an increase in allocated overhead. We increased our research and development headcount by 33 percent since July 31, 2009 in order to upgrade and extend our service offerings and develop new technologies.

Marketing and Sales.

	Three Months Ended July 31,		Variance
(In thousands)	2010	2009	Dollars
Marketing and sales	$182,401	$146,214	$36,187
Percent of total revenues	46%	46%

Marketing and sales expenses were $182.4 million, or 46 percent of total revenues, during the three months ended July 31, 2010, compared to $146.2 million, or 46 percent of total revenues, during the same period a year ago, an increase of $36.2 million. The increase in absolute dollars was primarily due to increases of $28.9 million in employee related costs, $3.0 million in stock-based expenses, $0.5 million of amortized purchased intangibles which includes amortization expense related to our acquisition of Jigsaw and an increase of $2.9 million in advertising costs and marketing and event costs and an increase in allocated overhead. Our marketing and sales headcount increased by 22 percent since July 31, 2009 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. Some of the increase in headcount was due to the acquisition of Jigsaw in May 2010.

General and Administrative.

	Three Months Ended July 31,		Variance
(In thousands)	2010	2009	Dollars
General and administrative	$61,569	$46,759	$14,810
Percent of total revenues	16%	15%

General and administrative expenses were $61.6 million, or 16 percent of total revenues, during the three months ended July 31, 2010, compared to $46.8 million, or 15 percent of total revenues, during the same period a year ago, an increase of $14.8 million. The increase was primarily due to $8.6 million increase in employee-related costs, an increase of $1.6 million of stock-based expenses, and an increase of $4.6 million of professional and outside service costs. Our general and administrative headcount increased by 17 percent since July 31, 2009 as we added personnel to support our growth.

Income from Operations.

	Three Months Ended July 31,		Variance
(In thousands)	2010	2009	Dollars
Income from operations	$29,682	$29,489	$193
Percent of total revenues	7%	9%

Income from operations during the three months ended July 31, 2010 was $29.7 million and included $26.6 million of stock-based expenses and $5.1 million of amortization of purchased intangibles. During the same period a year ago, operating income was $29.5 million and included $20.9 million of stock-based expenses and $2.5 million of amortization of purchased intangibles.

Investment income.

	Three Months Ended July 31,		Variance
(In thousands)	2010	2009	Dollars
Investment income	$8,735	$7,747	$988
Percent of total revenues	2%	2%

Investment income consists of income on cash and marketable securities balances. Investment income was $8.7 million for the three months ended July 31, 2010 and was $7.7 million during the same period a year ago. The increase was primarily due to the increase in cash equivalents and marketable securities balances resulting from cash generated by operating activities, proceeds from our convertible senior note offering in January 2010 and the proceeds from stock option exercises.

Interest expense.

	Three Months Ended July 31,		Variance
(In thousands)	2010	2009	Dollars
Interest expense	$(7,185)	$(293)	$(6,892)
Percent of total revenues	(2)%	0%

Interest expense consists primarily of interest on our convertible senior notes and capital leases. Interest expense was $7.2 million during the three months ended July 31, 2010 and was $0.3 million during the same period a year ago. The increase was primarily due to interest expense associated with the January 2010 issuance of $575.0 million of convertible senior notes and capital leases associated with equipment in expanding our data center capacity.

Other Expense.

	Three Months Ended July 31,		Variance
(In thousands)	2010	2009	Dollars
Other expense	$(1,765)	$(1,072)	$(693)

Other expense primarily consists of foreign currency transaction gains and losses. Other expense increased due to realized and unrealized losses on foreign currency transactions for the three months ended July 31, 2010 when compared to the same period a year ago.

Provision for Income Taxes.

	Three Months Ended July 31,		Variance
(In thousands)	2010	2009	Dollars
Provision for income taxes	$(12,884)	$(14,030)	$1,146
Effective tax rate	44%	39%

Our effective tax rate of 44 percent for the three months ended July 31, 2010 was higher than the federal statutory rate of 35 percent primarily due to state income taxes, foreign tax rate differential, non-deductible expenses as a result of acquisitions and the unfavorable impact of a change in California tax law, which were partially offset by California tax credits. Similarly, our effective tax rate of 39 percent for the three months ended July 31, 2009 was higher than the federal statutory rate of 35 percent primarily due to state income taxes, foreign tax rate differential and the unfavorable impact of a change in California tax law, which were partially offset by federal and California tax credits.

Six Months Ended July 31, 2010 and 2009

Revenues.

	Six Months Ended July 31,		Variance
(In thousands)	2010	2009	Dollars	Percent
Subscription and support	$719,663	$575,208	$144,455	25%
Professional services and other	51,522	45,777	5,745	13%

Total revenues	$771,185	$620,985	$150,200	24%

Total revenues were $771.2 million for the six months ended July 31, 2010, compared to $621.0 million during the same period a year ago, an increase of $150.2 million, or 24 percent. Subscription and support revenues were $719.7 million, or 93 percent of total revenues, for the six months ended July 31, 2010, compared to $575.2 million, or 93 percent of total revenues, during the same period a year ago. The increase in subscription and support revenues was due primarily to new customers, upgrades and additional subscriptions from existing customers and improvement in renewal rates. Professional services and other revenues were $51.5 million, or 7 percent of total revenues, for the six months ended July 31, 2010, compared to $45.8 million, or 7 percent of total revenues, for the same period a year ago. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers.

Revenues in Europe and Asia Pacific accounted for $237.2 million, or 31 percent of total revenues, for the six months ended July 31, 2010, compared to $174.3 million, or 28 percent of total revenues, during the same period a year ago, an increase of $62.9 million, or 36 percent. The increase in revenues outside of the Americas was the result of our efforts to expand internationally. Additionally, the value of the U.S. dollar relative to foreign currencies contributed to the slight decrease in revenues outside the Americas for the six months ended July 31, 2010 as compared to the same period a year ago. The foreign currency impact had the effect of reducing our aggregate revenues by $0.7 million compared to the same period a year ago. As part of our overall growth, we expect the percentage of our revenues generated in Europe and Asia Pacific to continue to increase as a percentage of our total revenues.

Cost of Revenues.

	Six Months Ended July 31,		Variance
(In thousands)	2010	2009	Dollars
Subscription and support	$93,038	$75,999	$17,039
Professional services and other	56,333	48,297	8,036

Total cost of revenues	$149,371	$124,296	$25,075

Percent of total revenues	19%	20%

Cost of revenues was $149.4 million, or 19 percent of total revenues, for six months ended July 31, 2010, compared to $124.3 million, or 20 percent of total revenues, for the same period a year ago, an increase of $25.1 million. The increase in absolute dollars was primarily due to an increase of $11.2 million in employee-related costs, an increase of $2.7 million in service delivery costs, primarily due to our efforts in increasing data center capacity, an increase of $4.7 million in depreciation and amortization expenses, an increase of $5.9 million in outside subcontractor and other service costs and an increase of $0.5 million in allocated overhead. The cost of the additional professional services headcount resulted in the cost of professional services and other revenues to be in excess of the related revenue for the six months ended July 31, 2010 by $4.8 million. We increased the professional services headcount in order to meet the current and anticipated demand for our consulting and training services as our subscriber base has expanded to include more large businesses and as we have expanded internationally.

Research and Development.

	Six Months Ended July 31,		Variance
(In thousands)	2010	2009	Dollars
Research and development	$83,052	$62,687	$20,365
Percent of total revenues	11%	10%

Research and development expenses were $83.1 million, or 11 percent of total revenues, during the six months ended July 31, 2010, compared to $62.7 million, or 10 percent of total revenues, during the same period a year ago, an increase of $20.4 million. The increase in absolute dollars was due to an increase of $18.2 million in employee-related costs and an increase of $2.1 million in stock-based expenses. We increased our research and development headcount by 33 percent since July 31, 2009 in order to upgrade and extend our service offerings and develop new technologies.

Marketing and Sales.

	Six Months Ended July 31,		Variance
(In thousands)	2010	2009	Dollars
Marketing and sales	$358,268	$284,481	$73,787
Percent of total revenues	47%	46%

Marketing and sales expenses were $358.3 million, or 47 percent of total revenues, during the six months ended July 31, 2010, compared to $284.5 million, or 46 percent of total revenues, during the same period a year ago, an increase of $73.8 million. The increase in absolute dollars was primarily due to increases of $61.6 million in employee related costs, $5.3 million in stock-based expenses, $0.4 million of amortized purchased intangibles, an increase of $4.2 million in advertising costs and marketing and event costs and an increase in allocated overhead. Our marketing and sales headcount increased by 22 percent since July 31, 2009 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative.

	Six Months Ended July 31,		Variance
(In thousands)	2010	2009	Dollars
General and administrative	$117,762	$89,909	$27,853
Percent of total revenues	15%	14%

General and administrative expenses were $117.8 million, or 15 percent of total revenues, during the six months ended July 31, 2010, compared to $89.9 million, or 14 percent of total revenues, during the same period a year ago, an increase of $27.9 million. The increase was primarily due to an increase in $16.8 million employee-related costs, an increase of $3.2 million in stock-based expenses, and an increase of $7.9 in professional and outside service costs. Our general and administrative headcount increased by 17 percent since July 31, 2009 as we added personnel to support our growth.

Income from Operations.

	Six Months Ended July 31,		Variance
(In thousands)	2010	2009	Dollars
Income from operations	$62,732	$59,612	$3,120
Percent of total revenues	8%	10%

Income from operations during the six months ended July 31, 2010 was $62.7 million and included $53.1 million of stock-based expenses and $7.6 million of amortization of purchased intangibles. During the same period a year ago, operating income was $59.6 million and included $42.5 million of stock-based expenses and $5.4 million of amortization of purchased intangibles.

Investment income.

	Six Months Ended July 31,		Variance
(In thousands)	2010	2009	Dollars
Investment income	$16,610	$12,277	$4,333
Percent of total revenues	2%	2%

Investment income consists of income on cash and marketable securities balances. Investment income was $16.6 million for the six months ended July 31, 2010 and was $12.3 million during the same period a year ago. The increase was primarily due to increased realized gains and the increase in marketable securities balances resulting from cash generated by operating activities, proceeds from our senior note offering in January 2010 and the proceeds from stock option exercises.

Interest expense.

	Six Months Ended July 31,		Variance
(In thousands)	2010	2009	Dollars
Interest expense	$(14,245)	$(501)	$(13,744)
Percent of total revenues	(2)%	0%

Interest expense consists primarily of interest on our convertible senior notes and capital leases. Interest expense was $14.2 million during the six months ended July 31, 2010 and was $0.5 million during the same period a year ago. The increase was primarily due to interest expense associated with the January 2010 issuance of $575.0 million of convertible senior notes and capital leases associated with equipment in expanding our data center capacity.

Other Expense.

	Six Months Ended July 31,		Variance
(In thousands)	2010	2009	Dollars
Other expense	$(3,738)	$(701)	$(3,037)
Percent of total revenues	0%	(1)%

Other expense primarily consists of foreign currency translation adjustments. Other expense increased due to realized and unrealized losses on foreign currency translations for the six months ended July 31, 2010 when compared to the same period a year ago.

Provision for Income Taxes.

	Six Months Ended July 31,		Variance
(In thousands)	2010	2009	Dollars
Provision for income taxes	$(24,900)	$(29,853)	$4,953
Effective tax rate	41%	42%

Our effective tax rate of 41 percent for the six months ended July 31, 2010 was higher than the federal statutory rate of 35 percent primarily due to state income taxes, foreign tax rate differential, non-deductible expenses as a result of acquisitions, and the unfavorable impact of a change in California tax law, which were partially offset by California tax credits. Similarly, our effective tax rate of 42% for the six months ended July 31, 2009 was higher than the federal statutory rate of 35% primarily due to state income taxes, foreign tax rate differential, and the unfavorable impact of a change in California tax law, which were partially offset by Federal and California tax credits.

In February 2009, the State of California enacted several income tax law changes which include an election to apply a single-sales factor apportionment formula and adoption of a market sourcing approach for service income that will impact us beginning in fiscal 2012. As a result, we re-valued the anticipated future tax effects of California temporary differences including stock-based compensation and purchased intangibles, starting in the first quarter ended April 30 2009. Accordingly, we recorded a tax expense of $2.2 million during the first six months ended July 31, 2009.

New Accounting Pronouncement

In September 2009, the FASB issued Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010. We are currently assessing the future impact of this new accounting pronouncement to its consolidated financial statements.

Liquidity and Capital Resources

At July 31, 2010, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1.9 billion and accounts receivable of $228.6 million.

Net cash provided by operating activities was $219.3 million during the six months ended July 31, 2010 and $143.8 million during the same period a year ago. The improvement in cash flow was due primarily to the growth in our customer base and improving renewal rates and the associated increase in billings and collections. Cash provided by operating activities has historically been affected by: the amount of net income; sales of subscriptions, support and professional services; changes in working capital accounts, particularly increases and seasonality in accounts receivable and deferred revenue as described above, and the timing of commission and bonus payments, collections from large enterprise customers; add-backs of non-cash expense items such as depreciation and amortization, amortization of debt discount and the expense associated with stock-based awards.

Net cash used in investing activities was $924.8 million during the six months ended July 31, 2010 and $413.8 million during the same period a year ago. The net cash used in investing activities during the six months ended July 31, 2010 primarily related to the purchase of Jigsaw in May 2010, investment of cash balances and capital expenditures, and investments in privately-held companies.

Net cash provided by financing activities was $99.8 million during the six months ended July 31, 2010 and $35.9 million during the same period a year ago. Net cash provided by financing activities during the six months ended July 31, 2010 consisted of $71.6 million of proceeds from the exercise of employee stock options, $32.2 million of excess tax benefits from employee stock plans and $4.0 million of principal payments on capital leases.

In January 2010, we issued $575.0 million of 0.75% convertible senior notes due January 15, 2015 (the “Notes”) and concurrently entered into convertible notes hedges (the “Note Hedges”) and separate warrant transactions (the “Warrants”). The Notes will mature on January 15, 2015, unless earlier converted. As of July 31, 2010, the Notes have not been repurchased or converted. We also have not received any shares under the Note Hedges or delivered cash or shares under the Warrants. For further information, see Note 2 to the condensed consolidated financial statements.

Our cash, cash equivalents and marketable securities are comprised of corporate notes and obligations, U.S. agency obligations, U.S. treasury securities, mortgage backed securities, collateralized mortgage obligations, time deposits and money market mutual funds.

As of July 31, we have a total of $11.2 million in letters of credit outstanding in favor of our landlords for office space in San Francisco, California, New York City, Singapore, Sweden, United Kingdom, Australia and Switzerland. To date, no amounts have been drawn against the letters of credit, which renew annually and mature at various dates through June 2019.

We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. Additionally, we currently do not have a bank line of credit.

Our principal commitments consist of obligations under leases for office space and co-location facilities for data center capacity and the development and test data center, and computer equipment and furniture and fixtures. At July 31, 2010, the future non-cancelable minimum payments under these commitments were as follows:

	Capital Leases	Operating Leases
Fiscal Period:
Remaining six months in fiscal 2011	$5,035	$51,362
Fiscal 2012	9,831	90,038
Fiscal 2013	3,297	79,741
Fiscal 2014	669	56,310
Fiscal 2015	—	33,652
Thereafter	—	140,534

Total minimum lease payments	18,832	$451,637

Less: amount representing interest	(1,047)

Present value of capital lease obligations	$17,785

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

Interest rate sensitivity

We had cash, cash equivalents and marketable securities totaling $1.9 billion at July 31, 2010. These amounts were invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least single A or better. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

An immediate increase or decrease in interest rates of 100-basis points at July 31, 2010 could result in a $39.5 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

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

Our Notes have fixed annual interest rates at 0.75% and therefore, we do not have economic interest rate exposure on our Notes. However, the value of the Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our Notes is affected by our stock price. The carrying value of our Notes was $461.2 million as of July 31, 2010. This represents the liability component of the $575.0 million principal balance as of

July 31, 2010. The total estimated fair value of our Notes at July 31, 2010 was $739.6 million and the fair value was determined based on the closing trading price per $100 of our Notes as of the last day of trading for the first quarter of fiscal 2011, which was $128.63. For further information, see Note 2 to the notes to condensed consolidated financial statements.

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

We are involved in various legal proceedings arising from the normal course of business activities. In management’s opinion, resolution of these matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or financial position. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect our future results of operations, cash flows or financial position.

During fiscal 2009, we received a communication from Microsoft Corporation alleging that we infringed some of its patents. On May 18, 2010, Microsoft filed a complaint against us in the United States District Court for the Western District of Washington alleging infringement of nine patents which Microsoft claimed were related to certain aspects of our products and services. The complaint sought, among other things, damages, attorneys’ fees and costs, and injunctive relief. On June 24, 2010, we filed a complaint against Microsoft in the United States District Court for the District of Delaware alleging infringement of five of our patents related to certain aspects of Microsoft’s products and services. The complaint sought, among other things, damages, attorneys’ fees and costs, and injunctive relief. On August 2, 2010, we entered into a patent cross-license and settlement agreement with Microsoft and the companies subsequently dismissed their respective cases.

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

We currently serve our customers from third-party data center hosting facilities located in the United States and Singapore. Any damage to, or failure of, our systems generally could result in interruptions in our service. As we continue to add data centers and add capacity in our existing data centers, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Further, any damage to, or failure of, our systems generally could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

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

Our overall performance depends in part on worldwide economic conditions. The United States and other key international economies have been impacted by falling demand for a variety of goods and services, restricted credit, going concern threats to major multinational companies and medium and small businesses, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. These conditions affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our enterprise cloud computing application service, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts, or affect renewal rates, all of which could adversely affect our operating results.

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

•

cloud computing development platform companies, including some with whom we are partners, others such as Microsoft Corporation, and a variety of smaller start up companies that have invested in cloud computing technology.

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

We derive substantially all of our revenue from subscriptions to our CRM enterprise cloud computing application service, and we expect this will continue for the foreseeable future. The market for our Force.com cloud computing platform is new and it is uncertain whether our efforts will ever result in significant revenue for us. Further, the introduction of new services beyond the CRM market may not be successful, and early stage interest and adoption of such new services may not result in long term success or significant revenue for us. Our efforts to expand our service beyond the CRM market may not succeed and may reduce our revenue growth rate.

Supporting our existing and growing customer base could strain our personnel resources and infrastructure, and if we are unable to scale our operations and increase productivity, we may not be able to successfully implement our business plan.

We continue to experience significant growth in our customer base, which has placed a strain on our management, administrative, operational and financial infrastructure. We anticipate that additional investments in our infrastructure and research and development spending will be required to scale our operations and increase productivity, to address the needs of our customers, to further develop and enhance our service, and to expand into new geographic areas.

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

Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses as a result of acquisitions, the valuation of deferred tax assets and liabilities and changes in federal, state or international tax laws and accounting principles. Increases in our effective tax rate could materially affect our net results.

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

In addition, the conversion of some or all of the Notes may dilute the ownership interests of existing holders of our common stock, and any sales in the public market of any shares of our common stock issuable upon such conversion of the notes could adversely affect the prevailing market price of our common stock. In addition, the anticipated conversion of the Notes could depress the market price of our common stock.

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

As the hedge counterparties and their respective affiliates modify their hedge positions from time to time by entering into or unwinding various over-the-counter derivative transactions with respect to our common stock, and/or by purchasing or selling shares of our common stock or the Notes in privately negotiated transactions and/ or open market transactions, their activities could adversely affect the market price of our common stock and the trading price of the Notes.

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

Not applicable

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

Dated: September 9, 2010

salesforce.com, inc.

/s/ Graham Smith
Graham Smith Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)