Form 10-Q
period 2010-10-31
SALESFORCE COM INC
filed 2010-11-24
CIK 1108524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2010

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

As of October 31, 2010, there were approximately 131.4 million shares of the Registrant’s Common Stock outstanding.

salesforce.com, inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

salesforce.com, inc.

Condensed Consolidated Balance Sheets

(in thousands)

	October 31, 2010	January 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$630,303	$1,011,306
Short-term marketable securities	139,545	230,659
Accounts receivable, net	258,764	320,956
Deferred commissions	50,361	47,388
Deferred income taxes	49,620	40,116
Prepaid expenses and other current assets	64,343	55,734

Total current assets	1,192,936	1,706,159
Marketable securities, noncurrent	1,032,592	485,083
Fixed assets, net	116,078	89,711
Deferred commissions, noncurrent	32,856	28,140
Deferred income taxes, noncurrent	30,501	27,579
Capitalized software, net	79,499	34,809
Goodwill	187,038	48,955
Other assets, net	69,194	39,765

Total assets	$2,740,694	$2,460,201

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$23,320	$14,791
Accrued expenses and other current liabilities	287,627	194,738
Income taxes payable	9,644	8,424
Deferred revenue	672,454	690,177

Total current liabilities	993,045	908,130
0.75% Convertible senior notes due 2015, net	466,847	450,198
Income taxes payable, noncurrent	18,284	17,551
Long-term lease liabilities and other	27,949	13,485
Deferred revenue, noncurrent	22,103	14,171

Total liabilities	1,528,228	1,403,535

salesforce.com stockholders’ equity:
Common stock	131	127
Additional paid-in capital	1,041,005	938,544
Accumulated other comprehensive gain (loss)	9,030	(1,430)
Retained earnings	160,122	106,561

Total stockholders’ equity controlling interest	1,210,288	1,043,802
Total stockholders’ equity noncontrolling interest	2,178	12,864

Total stockholders’ equity	1,212,466	1,056,666

Total liabilities and stockholders’ equity	$2,740,694	$2,460,201

See accompanying Notes to Condensed Consolidated Financial Statements.

salesforce.com, inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2010	2009	2010	2009
Revenues:
Subscription and support	$402,948	$306,870	$1,122,611	$882,078
Professional services and other	26,139	23,679	77,661	69,456

Total revenues	429,087	330,549	1,200,272	951,534
Cost of revenues (1):
Subscription and support	54,089	40,745	147,127	116,744
Professional services and other	28,042	24,825	84,375	73,122

Total cost of revenues	82,131	65,570	231,502	189,866

Gross profit	346,956	264,979	968,770	761,668
Operating expenses (1):
Research and development	47,305	32,763	130,357	95,450
Marketing and sales	200,544	152,166	558,812	436,647
General and administrative	63,951	49,909	181,713	139,818

Total operating expenses	311,800	234,838	870,882	671,915
Income from operations	35,156	30,141	97,888	89,753
Investment income	11,699	7,503	28,309	19,780
Interest expense	(7,374)	(292)	(21,619)	(793)
Other expense	(921)	(336)	(4,659)	(1,037)

Income before provision for income taxes and noncontrolling interest	38,560	37,016	99,919	107,703
Provision for income taxes	(16,192)	(15,573)	(41,092)	(45,426)

Consolidated net income	22,368	21,443	58,827	62,277
Less: Net income attributable to noncontrolling interest	(1,296)	(752)	(5,266)	(1,952)

Net income attributable to salesforce.com	$21,072	$20,691	$53,561	$60,325

Earnings per share—basic and diluted:
Basic net income per share attributable to salesforce.com common shareholders	$0.16	$0.17	$0.41	$0.49
Diluted net income per share attributable to salesforce.com common shareholders	$0.15	$0.16	$0.40	$0.48
Shares used in computing basic net income per share	130,888	124,561	129,461	123,871
Shares used in computing diluted net income per share	137,044	128,596	135,007	126,993
(1) Amounts include stock-based expenses, as follows:

Cost of revenues	$2,357	$2,995	$8,617	$9,322
Research and development	3,976	2,707	12,119	8,741
Marketing and sales	11,969	9,055	36,496	28,314
General and administrative	7,330	5,650	21,483	16,570

See accompanying Notes to Condensed Consolidated Financial Statements.

salesforce.com, inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
Operating activities:
Consolidated net income	$22,368	$21,443	$58,827	$62,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,710	13,601	52,008	37,890
Amortization of debt discount and transaction costs	6,655	—	17,639	—
Amortization of deferred commissions	19,959	15,698	57,554	45,959
Expenses related to stock-based awards	25,632	20,407	78,715	62,947
Excess tax benefits from employee stock plans	(14,578)	(7,401)	(46,768)	(32,536)
Changes in assets and liabilities:
Accounts receivable, net	(30,212)	(22,515)	67,326	75,355
Deferred commissions	(25,687)	(18,013)	(65,243)	(43,018)
Prepaid expenses and other current assets	(16,583)	(12,892)	(6,463)	(14,711)
Other assets	(5,263)	(506)	(9,405)	(624)
Accounts payable	2,575	2,228	6,500	(762)
Accrued expenses and other current liabilities	57,926	27,045	95,320	35,165
Deferred revenue	11,538	(3,575)	(12,691)	(48,591)

Net cash provided by operating activities	74,040	35,520	293,319	179,351

Investing activities:
Business combinations, net of cash acquired	(3,834)	(4,500)	(155,337)	(4,500)
Land activity	(8,000)	—	(8,000)	—
Investments in privately-held companies	(4,000)	(3,700)	(6,500)	(4,400)
Purchases of marketable securities	(296,557)	(218,056)	(1,518,996)	(980,519)
Sales of marketable securities	518,641	121,413	868,595	438,679
Maturities of marketable securities	58,256	55,400	200,768	119,566
Capital expenditures	(20,790)	(10,389)	(60,311)	(42,445)

Net cash provided by (used in) investing activities	243,716	(59,832)	(679,781)	(473,619)

Financing activities:
Purchase of subsidiary stock	(150,970)	—	(152,243)	—
Proceeds from the exercise of stock options	44,353	18,559	115,996	32,866
Excess tax benefits from employee stock plans	14,578	7,401	46,768	32,536
Principal payments on capital lease obligations	(3,116)	(2,398)	(7,157)	(5,904)

Net cash provided by (used in) financing activities	(95,155)	23,562	3,364	59,498

Effect of exchange rate changes	(2,223)	(2,531)	2,095	(6,176)

Net increase (decrease) in cash and cash equivalents	220,378	(3,281)	(381,003)	(240,946)
Cash and cash equivalents, beginning of period	409,925	246,169	1,011,306	483,834

Cash and cash equivalents, end of period	$630,303	$242,888	$630,303	$242,888

Supplemental cash flow disclosure:
Cash paid (received) during the period for:
Interest	$1,378	$292	$3,980	$793
Income taxes, net of tax refunds	$4,260	$6,446	$(530)	$27,520
Non-cash financing and investing activities
Fixed assets acquired under capital leases	$6,765	$3,105	$12,929	$17,897

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of October 31, 2010 and the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three and nine months ended October 31, 2010 and 2009, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2010 was derived from the audited consolidated financial statements which are included in the Company’s Form 10-K for the fiscal year ended January 31, 2010, which was filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2010. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s fiscal 2010 Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of October 31, 2010, and its results of operations and its cash flows for the three and nine months ended October 31, 2010 and 2009. All adjustments are of a normal recurring nature. The results for the three and nine months ended October 31, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2011.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in the Company’s consolidated financial statements and notes thereto.

Significant estimates and assumptions made by management include the determination of the provision for income taxes, whether an other-than-temporary decline has occurred in the fair value of certain investments in marketable securities and investments in privately-held companies, the fair value of stock awards issued and the allocation of the preliminary purchase consideration for the acquisition of businesses. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Additionally, the Company holds a controlling interest in Kabushiki Kaisha salesforce.com (“Salesforce Japan”). During the three months ended October 31, 2010, the Company increased its ownership interest in Salesforce Japan from 73 percent to 96 percent (see Note 5).

Given the Company’s controlling interest in Salesforce Japan, the accounts of Salesforce Japan have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the noncontrolling investors’ interests in the net assets and operations of Salesforce Japan to the extent of noncontrolling investors’ individual investments.

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

No customer accounted for more than 5 percent of accounts receivable at October 31, 2010 and January 31, 2010. No single customer accounted for 5 percent or more of total revenue in the three and nine months ended October 31, 2010 and 2009, respectively.

As of October 31, 2010 and January 31, 2010, assets located outside the Americas were 15 percent and 12 percent of total assets, respectively.

Revenues by geographical region are as follows (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2010	2009	2010	2009
Americas	$292,540	$232,802	$826,493	$679,460
Europe	76,464	60,761	208,851	168,355
Asia Pacific	60,083	36,986	164,928	103,719

	$429,087	$330,549	$1,200,272	$951,534

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value.

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

Fair Value Measurement

The Company reports its financial and non-financial assets and liabilities that are re-measured and reported at fair value at each reporting period. The Company measures its cash equivalents, marketable securities, foreign currency derivative contracts and contingent considerations related to acquisitions at fair value. All of the Company’s cash equivalents, marketable securities and foreign currency derivative contracts are classified within Level 1 or Level 2, which are described below. This is because the Company’s cash equivalents and marketable securities are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

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

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of October 31, 2010 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of October 31, 2010
Cash equivalents (1):
Time deposits	$26,068	$—	$—	$26,068
Money market mutual funds	91,636	—	—	91,636
Marketable securities:
Corporate notes and obligations	—	812,443	—	812,443
Government obligations	3,277	—	—	3,277
U.S. treasury securities	25,622	—	—	25,622
U.S. agency obligations	—	122,210	—	122,210
Mortgage backed securities	—	60,006	—	60,006
Collateralized mortgage obligations	—	126,640	—	126,640
Municipal securities	—	19,629	—	19,629
Marketable equity securities	2,310	—	—	2,310
Foreign currency derivative contracts (2)	—	575	—	575

Total Assets	$148,913	$1,141,503	$—	$1,290,416

Liabilities
Foreign currency derivative contracts (3)	$—	$627	$—	$627
Contingent considerations (related to acquisitions) (3)	—	—	16,820	16,820

Total Liabilites	$—	$627	$16,820	$17,447

(1)	Included in “cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheet as of October 31, 2010, in addition to $512.6 million of cash.
(2)	Included in “prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheet as of October 31, 2010.
(3)	Included in “accrued expenses and other current liabilities” in the accompanying Condensed Consolidated Balance Sheet as of October 31, 2010.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of January 31, 2010 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of January 31, 2010
Cash equivalents (1):
Time deposits	$11,410	$—	$—	$11,410
Money market mutual funds	123,868	—	—	123,868
U.S. treasury securities	399,140	—	—	399,140
U.S. agency obligations	—	364,197	—	364,197
Marketable securities:
Corporate notes and obligations	—	337,574	—	337,574
U.S. agency obligations	—	163,455	—	163,455
U.S. treasury securities	136,660	—		136,660
Mortgage backed securities	—	40,865	—	40,865
Collateralized mortgage obligations	—	37,188	—	37,188
Foreign currency derivative contracts (2)	—	1,593	—	1,593

Total Assets	$671,078	$944,872	$—	$1,615,950

Liabilities
Foreign currency derivative contracts (3)	$—	$402	$—	$402

Total Liabilities	$—	$402	$—	$402

(1)	Included in “cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheet as of January 31, 2010, in addition to $112.7 million of cash.
(2)	Included in “prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheet as of January 31, 2010.
(3)	Included in “accrued expenses and other current liabilities” in the accompanying Condensed Consolidated Balance Sheet as of January 31, 2010.

Derivative Financial Instruments

The Company enters into foreign currency derivative contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company uses foreign currency derivative contracts to minimize the Company’s exposure of balances denominated in Euros, Canadian dollar, Swiss francs, Australian dollars, Singapore dollars, Japanese yen and British pound sterlings. The Company’s program is not designated for trading or speculative purposes. As of October 31, 2010 and January 31, 2010 the foreign currency derivative contracts that were not settled are recorded at fair value on the condensed consolidated balance sheet.

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

Details on outstanding foreign currency derivative contracts related primarily to intercompany receivables and payables are presented below (in thousands):

	October 31, 2010	January 31, 2010
Notional amount of foreign currency derivative contracts	$157,049	$74,705
Fair value of foreign currency derivative contracts	(52)	1,191

The fair value of outstanding derivative instruments is summarized below (in thousands):

	Balance Sheet Location	Fair Value of Derivative Instruments
		As of October 31, 2010	As of January 31, 2010
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$575	$1,593

Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Accrued expenses and other current liabilities	$627	$402

The effect of the derivative instruments not designated as hedging instruments on the Condensed Statements of Operations for the three and nine months ended October 31, 2010 and October 31, 2009, respectively are summarized below (in thousands):

Derivatives Not Designated as Hedging Instruments	Gains (Losses) Recognized in Income on Derivative Instruments
	Location	Three months ended October 31,
		2010	2009
Foreign currency derivative contracts	Other expense	$(52)	$513

Derivatives Not Designated as Hedging Instruments	Losses Recognized in Income on Derivative Instruments
	Location	Nine months ended October 31,
		2010	2009
Foreign currency derivative contracts	Other expense	$(1,057)	$(151)

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Investment Income

Investment income consists of interest income, realized gains, and realized losses on the Company’s cash, cash equivalents and marketable securities.

The components of investment income are presented below (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2010	2009	2010	2009
Interest income	$8,447	$5,821	$21,597	$16,173
Realized gains	4,333	1,951	8,986	5,137
Realized losses	(1,081)	(269)	(2,274)	(1,530)

Total investment income	$11,699	$7,503	$28,309	$19,780

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), which includes certain changes in equity that are excluded from net income. Specifically, cumulative foreign currency translation adjustments and unrealized gains and losses on marketable securities, net of tax, are included in accumulated other comprehensive gain (loss). Comprehensive income has been reflected in stockholders’ equity.

Comprehensive income consisted of the following (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2010	2009	2010	2009
Consolidated net income	$22,368	$21,443	$58,827	$62,277
Less: net income attributable to noncontrolling interest	(1,296)	(752)	(5,266)	(1,952)
Translation and other adjustments	(2,299)	(2,947)	3,698	(6,532)
Unrealized gain on marketable securities	3,474	1,724	6,762	6,198

Comprehensive income attributable to salesforce.com	$22,247	$19,468	$64,021	$59,991

The components of accumulated other comprehensive gain (loss) were as follows (in thousands):

	October 31, 2010	January 31, 2010
Foreign currency translation and other adjustments	$(3,368)	$(7,066)
Net unrealized gain on marketable securities and cash equivalents	12,398	5,636

	$9,030	$(1,430)

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

A reconciliation of the denominator used in the calculation of basic and diluted net income per share attributable to salesforce.com is as follows (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2010	2009	2010	2009
Numerator:
Net income attributable to salesforce.com	$21,072	$20,691	$53,561	$60,325
Denominator:
Weighted-average shares outstanding for basic earnings per share	130,888	124,561	129,461	123,871
Effect of dilutive securities:
0.75% convertible senior notes	1,513	—	993	—
Employee stock awards	4,643	4,035	4,553	3,122

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	137,044	128,596	135,007	126,993

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact. The dilutive securities are excluded when, for example, their exercise prices, unrecognized compensation and tax benefits are greater than the average fair values of the Company’s common stock (in thousands).

	Three months ended October 31,		Nine months ended October 31,
	2010	2009	2010	2009
Stock awards	164	3,751	514	4,611
Warrants	6,736	—	6,736	—

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

The total income tax benefit recognized in the accompanying condensed consolidated statements of operations related to stock-based compensation was $28.7 million and $22.8 million for the nine months ended October 31, 2010 and 2009 respectively.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Effective Tax Rate

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to income from recurring operations and adjusts the provision for discrete tax items recorded in the period. The Company’s effective tax rate of 41 percent for the nine months ended October 31, 2010 was higher than the federal statutory rate of 35 percent primarily due to state income taxes, foreign tax rate differential, non-deductible expenses as a result of acquisitions and the unfavorable impact of a change in California tax law, which were partially offset by California tax credits. Similarly, the Company’s effective tax rate of 42 percent for the nine months ended October 31, 2009 was higher than the federal statutory rate of 35 percent primarily due to state income taxes, foreign tax rate differential and the unfavorable impact of a change in California tax law, which were partially offset by federal and California tax credits.

Unrecognized Tax Benefits and Other Considerations

The Company records liabilities related to its uncertain tax positions. During the nine months ended October 31, 2010, the Company recorded a discrete favorable tax item relating to certain decreases in unrecognized tax benefits as a result of a favorable court ruling in transfer pricing matters and lapsing of the statutes of limitations.

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

Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. During the quarter ended October 31, 2010, the National Tax Agency of Japan completed the examination of the Company’s fiscal 2010 tax return for Japan. No material adjustment was made as a result of the examination.

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, the Company considers the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, the Company recognizes the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations, the Company defers only the direct costs of the consulting arrangement and amortizes those costs over the same time period as the consulting revenue is recognized. As of October 31, 2010 and January 31, 2010, the deferred cost on the accompanying condensed consolidated balance sheet totaled $27.8 million and $19.1 million, respectively. These deferred costs are included in prepaid expenses and other current assets and other assets.

Deferred Revenue

Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s subscription service described above and is recognized as the revenue recognition criteria are met. The Company generally invoices its customers in annual or quarterly installments. Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Deferred revenue also includes certain deferred professional services fees which are recognized as revenue ratably over the subscription contract term. The Company defers the professional service fees in situations where the professional services and subscription contracts are accounted for as a single unit of accounting. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. Approximately 8 percent and 6 percent of total deferred revenue as of October 31, 2010 and January 31, 2010, respectively related to deferred professional services revenue.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three months ended October 31,		Nine months ended October 31,
	2010	2009	2010	2009
Volatility	45 – 50%	52%	45 – 50%	52 – 60%
Weighted-average estimated life	3.8 years	4 years	3.8 years	4 years
Weighted-average risk-free interest rate	0.98 – 1.08%	2.16 – 2.26%	0.98 – 2.11%	1.78 – 2.39%
Dividend yield	—	—	—	—
Weighted-average fair value per share of grants	$40.89	$23.03	$31.36	$20.24

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

During the three months ended October 31, 2010 and 2009, the Company capitalized $0.8 million and $1.0 million, respectively, of stock based expenses related to capitalized internal-use software development and deferred professional services costs and capitalized $2.1 million for each of the nine months ended October 31, 2010 and 2009.

During the nine months ended October 31, 2010, the Company recognized stock-based expense of $78.7 million. As of October 31, 2010, the aggregate stock compensation remaining to be amortized to costs and expenses was $237.7 million. The Company expects this stock compensation balance to be amortized as follows: $29.3 million during the remaining three months of fiscal 2011; $101.4 million during fiscal 2012; $64.7 million during fiscal 2013; $38.2 million during fiscal 2014 and $4.1 million during fiscal 2015. The expected amortization reflects only outstanding stock awards as of October 31, 2010 and assumes no forfeiture activity. The Company expects to continue to issue share-based awards to its employees in future periods.

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

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

New Accounting Pronouncement

In September 2009, the FASB issued Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010. The Company believes the future impact of this new accounting pronouncement will not be material to consolidated net income.

Subsequent Events

The Company evaluated subsequent events through the date this Quarterly Report on Form 10-Q was filed with the SEC.

On November 1, 2010, the Company completed the purchase of approximately 14 acres of undeveloped land in San Francisco, California, including entitlements and improvements associated with the land and parking rights in an existing garage for approximately $278.0 million in cash. The Company has not set a date for construction yet, but the Company plans to use the land to build a facility that will become its new global headquarters.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

2. Balance Sheet Accounts

Marketable Securities

At October 31, 2010, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$796,870	$15,839	$(266)	$812,443
U.S. agency obligations	121,683	530	(3)	122,210
U.S. treasury securities	25,488	134	—	25,622
Collateralized mortgage obligations	124,691	2,092	(143)	126,640
Mortgage backed securities	59,535	881	(410)	60,006
Government obligations	3,203	74	—	3,277
Municipal securities	19,596	94	(61)	19,629
Marketable equity securities	785	1,525	—	2,310

	$1,151,851	$21,169	$(883)	$1,172,137

At January 31, 2010, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$329,750	$7,889	$(65)	$337,574
U.S. treasury securities	136,606	170	(116)	136,660
Mortgage backed securities	40,187	719	(41)	40,865
Collateralized mortgage obligations	36,785	436	(33)	37,188
U.S. agency obligations	162,896	571	(12)	163,455

	$706,224	$9,785	$(267)	$715,742

			October 31, 2010	January 31, 2010
Recorded as follows (in thousands):
Short-term (due in one year or less)			$139,545	$230,659
Long-term			1,032,592	485,083

			$1,172,137	$715,742

As of October 31, 2010, the following investments were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$63,150	$(257)	$398	$(9)	$63,548	$(266)
Collateralized mortgage obligations	28,825	(143)	—	—	28,825	(143)
Mortgage backed securities	26,877	(410)	—	—	26,877	(410)
U.S. agency obligations	14,004	(3)	—	—	14,004	(3)
Municipal securities	4,130	(61)	—	—	4,130	(61)

	$136,986	$(874)	$398	$(9)	$137,384	$(883)

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The unrealized loss for each of these fixed rate marketable securities ranged from less than $1,000 to $109,000. The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of October 31, 2010. The Company expects to receive the full principal and interest on all of these marketable securities.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	October 31, 2010	January 31, 2010
Deferred professional services costs	$17,415	$13,420
Prepaid expenses and other current assets	46,928	42,314

	$64,343	$55,734

Fixed Assets

Fixed assets consisted of the following (in thousands):

	October 31, 2010	January 31, 2010
Computers, equipment and software	$104,773	$87,608
Furniture and fixtures	18,535	17,325
Leasehold improvements	88,054	71,882

	211,362	176,815
Less accumulated depreciation and amortization	(95,284)	(87,104)

	$116,078	$89,711

Depreciation and amortization expense totaled $11.0 million and $8.4 million for the three months ended October 31, 2010 and 2009, respectively, and $28.9 million and $22.5 million for the nine months ended October 31, 2010 and 2009, respectively.

Fixed assets at October 31, 2010 and January 31, 2010 included $38.2 million and $27.1 million, respectively, acquired under capital lease agreements. Accumulated amortization relating to equipment and software under capital leases totaled $15.7 million and $11.0 million at October 31, 2010 and January 31, 2010, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

Capitalized Software

Capitalized software consisted of the following (in thousands):

	October 31, 2010	January 31, 2010
Capitalized internal-use software development costs, net of accumulated amortization of $30,929 and $21,392, respectively	$27,931	$22,675
Acquired developed technology, net of accumulated amortization of $31,383 and $20,932, respectively	51,568	12,134

	$79,499	$34,809

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Capitalized internal use software amortization expense totaled $3.3 million and $2.5 million for the three months ended October 31, 2010 and 2009, respectively. Acquired developed technology amortization expense for the three months ended October 31, 2010 and 2009, was $4.9 million and $2.0 million, respectively. Capitalized internal use software amortization expense totaled $9.5 million and $7.0 million for the nine months ended October 31, 2010 and 2009, respectively. Acquired developed technology amortization expense for the nine months ended October 31, 2010 and 2009 was $10.4 million and $5.7 million, respectively.

Other Assets, net

Other assets consisted of the following (in thousands):

	October 31, 2010	January 31, 2010
Deferred professional services costs, noncurrent portion	$10,347	$5,639
Long-term deposits	12,372	11,084
Deposit related to land purchase	8,000	—
Purchased intangible assets, net of accumulated amortization of $8,721 and $5,694, respectively	8,716	6,613
Acquired patents and domain names, net of accumulated amortization of $467 and $121, respectively	4,153	133
Investments in privately-held companies	10,678	6,288
Other	14,928	10,008

	$69,194	$39,765

Purchased intangible assets amortization expense for the three months ended October 31, 2010 and 2009, was $1.0 million and $0.8 million, respectively and for the nine months ended October 31, 2010 and 2009 was $3.0 million and $2.4 million, respectively.

In October 2010, the Company paid a third party escrow agent $8.0 million as a deposit for the purchase of undeveloped land, parking rights in an existing garage, and other entitlements and improvements associated with the land. On November 1, 2010 the Company purchased this undeveloped land of which this $8.0 million was part of those proceeds (see Note 1).

Goodwill

Goodwill represents the excess of the purchase consideration in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter. There was no impairment of goodwill for the nine months ended October 31, 2010.

Goodwill consisted of the following (in thousands):

Total
Balance as of January 31, 2010	$48,955
Jigsaw Data Corporation	133,254
Other acquisition activity	4,829

Balance as of October 31, 2010	$187,038

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

In the third quarter of fiscal 2011, the Company acquired a privately-held company for $3.8 million in cash. The Company accounted for this transaction as a business combination. Of the $3.8 million purchase price, the Company allocated $1.9 million to acquired developed technology with a useful life of 3 years and the remainder to goodwill.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	October 31, 2010	January 31, 2010
Accrued compensation	$104,919	$90,223
Accrued other liabilities	114,134	46,188
Accrued other taxes payable	30,885	27,757
Accrued professional costs	15,837	10,740
Accrued rent	21,852	19,830

	$287,627	$194,738

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

The initial conversion rate is 11.7147 shares of common stock per $1,000 principal amount of Notes, subject to anti-dilution adjustments. The initial conversion price is approximately $85.36 per share of common stock. Throughout the term of the Notes, the conversion rate may be adjusted upon the occurrence of certain events, including for any cash dividends. Holders of the Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a Note. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than cancelled, extinguished or forfeited. Holders may convert their Notes under the following circumstances:

•

during any fiscal quarter commencing after April 30, 2010, if, for at least 20 trading days during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sales price of the Company’s common stock for such trading day is greater than or equal to 130 percent of the applicable conversion price on such trading day share of common stock on such last trading day;

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

•	in certain situations, when the trading price of the Notes is less than 98 percent of the product of the sale price of the Company’s common stock and the conversion rate;

•	upon the occurrence of specified corporate transactions described under the Indenture, such as a consolidation, merger or binding share exchange; or

•	at any time on or after October 15, 2014.

As of October 31, 2010, the Notes are not yet convertible up to 6.7 million shares of the Company’s common stock.

Holders of the Notes have the right to require the Company to purchase with cash all or a portion of the Notes upon the occurrence of a fundamental change, such as a change of control at a purchase price equal to 100 percent of the principal amount of the Notes plus accrued and unpaid interest. In certain circumstances, following certain corporate transactions that constitute a change of control, the Company will increase the conversion rate for a holder who elects to convert the Notes in connection with such change of control.

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

In accounting for the transaction costs related to the Note issuance, the Company allocated the total amount incurred to the liability and equity components. Transaction costs attributable to the liability component are being amortized to expense over the term of the Notes, and transaction costs attributable to the equity component were netted with the equity component in additional paid-in capital. Debt issuance costs, net of amortization, were $5.6 million as of October 31, 2010 and equity issuance costs were $1.8 million. Additionally, the Company in January 2010 recorded a deferred tax liability of $51.1 million in connection with the Notes. The Notes consisted of the following (in thousands):

As of October 31, 2010
Equity component (1)	$125,530
Liability component:
Principal	$575,000
Less: debt discount, net (2)	$(108,153)

Net carrying amount	$466,847

(1)	Included in the condensed consolidated balance sheets within additional paid-in capital, net of the $1.8 million in equity issuance costs.
(2)	Included in the condensed consolidated balance sheets within 0.75% convertible senior notes and is amortized over the remaining life of the Notes using the effective interest rate method.

As of October 31, 2010, the remaining life of the Notes is approximately 4 years.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table sets forth total interest expense recognized related to the Notes (in thousands):

Nine months ended October 31, 2010
Contractual interest expense	$3,234
Amortization of debt issuance costs	990
Amortization of debt discount	16,649

$20,873

Effective interest rate of the liability component	5.86%

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

In April 2006, the Company’s Board of Directors approved the 2006 Inducement Equity Incentive Plan (the “Inducement Plan”) that allows for stock option and other equity incentive grants to employees in connection with merger or acquisition activity. In fiscal 2010, the Board of Directors amended the Inducement Plan to increase the share reserve by 300,000 shares to 700,000 shares total. As of October 31, 2010, there were 303,543 shares of common stock available for grant under the Inducement Plan.

Prior to February 1, 2006, options issued under the Company’s stock option plans generally had a term of 10 years. After February 1, 2006, options issued to employees have a term of 5 years.

Stock activity for the nine months ended October 31, 2010 is as follows:

	Shares Available for Grant	Options Outstanding
		Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2010	4,607,929	14,036,371	$40.36
Increase in options authorized:
2004 Equity Incentive Plan	3,500,000	—	—
Options granted under all plans	(724,675)	724,675	83.53
Restricted stock unit activity	(93,190)	—	—
Stock grants to board members for board services and advisory board members	(37,650)	—	—
Exercised	—	(3,631,390)	31.94
1999 Plan shares expired	(89,804)	—	—
Cancelled	687,605	(687,605)	49.00

Balance as of October 31, 2010	7,850,215	10,442,051	$45.71	$734,664

Vested or expected to vest		10,117,020	$45.36	$715,411

Exercisable at October 31, 2010		4,122,901	$32.22	$345,720

The total intrinsic value of the options exercised during the nine months ended October 31, 2010 and 2009 were $222.9 million and $36.1 million, respectively. The intrinsic value is the difference between the current market value of the stock and the exercise price of the stock option.

The weighted-average remaining contractual life of vested and expected to vest options is approximately 3.2 years.

As of October 31, 2010, options to purchase 4,122,901 shares were vested at a weighted average exercise price of $32.22 per share and a remaining weighted-average remaining contractual life of approximately 2.7 years. The total intrinsic value of these vested options as of October 31, 2010 was $345.7 million.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table summarizes information about stock options outstanding as of October 31, 2010:

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.75 to $25.19	1,127,057	3.5	$10.37	1,127,057	$10.37
$25.97	2,336,058	3.1	$25.97	800,597	$25.97
$27.20 to $52.28	1,904,794	2.2	$41.08	1,384,466	$40.06
$52.30 to $60.96	1,508,149	2.5	$53.49	679,972	$53.20
$61.34 to $65.41	105,543	2.9	$63.34	36,952	$62.85
$65.44	2,561,644	4.1	$65.44	—	—
$65.68 to $114.77	898,806	4.1	$79.83	93,857	$67.98

	10,442,051	3.2	$45.71	4,122,901	$32.22

Restricted stock unit activity for the nine months ended October 31, 2010 is as follows:

	Restricted Stock Units Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2010	2,316,452	$0.001
Granted	294,324	$0.001
Cancelled	(201,134)	$0.001
Vested and converted to shares	(554,908)	$0.001

Balance as of October 31, 2010	1,854,734	$0.001	$215,279

Expected to vest	1,739,517		$201,906

The restricted stock units, which upon vesting entitles the holder to one share of common stock for each restricted stock unit, have an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and vest over 4 years.

The weighted-average fair value of the restricted stock issued for the nine months ended October 31, 2010 and 2009 was $87.37 and $38.59 per share, respectively.

The Company realized tax benefits of $73.9 million from the exercise, sale or vesting of stock awards during the nine months ended October 31, 2010.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Common Stock

The following shares of common stock are available for future issuance at October 31, 2010:

Options outstanding	10,442,051
Restricted stock units outstanding	1,854,734
Stock available for future grant:
2004 Equity Incentive Plan	6,923,672
2006 Inducement Equity Incentive Plan	303,543
2004 Employee Stock Purchase Plan	1,000,000
2004 Outside Directors Stock Plan	623,000
0.75% Convertible senior notes	6,735,953
Warrants	6,735,953

34,618,906

4. Acquisitions

On May 7, 2010 the Company acquired for cash the stock of Jigsaw Data Corporation (“Jigsaw”), a provider of crowd-sourced data services in the cloud. The Company acquired Jigsaw to combine the Company’s CRM applications and enterprise cloud platform with Jigsaw’s cloud-based model for the automation of acquiring, completing and cleansing business contact data. The Company has included the financial results of Jigsaw in the condensed consolidated financial statements from the date of acquisition. The total cash consideration for Jigsaw was approximately $148.5 million. In addition, the Company will potentially make additional payments (“contingent consideration”) totaling up to $14.4 million in cash, based on the achievement of certain billings targets related to Jigsaw’s services for the one-year period from May 8, 2010 through May 7, 2011. The estimated fair value of the contingent consideration at May 7, 2010 was $13.4 million and is included in the total purchase price. The Company has recorded and will record the fair value of the contingent consideration each reporting period based on Jigsaw’s achievement of meeting its billing targets as it relates to the contingent consideration. The Company’s estimated fair value of the contingent consideration at October 31, 2010 was $13.9 million. The change in fair value of contingent consideration is recorded in general and administrative expenses.

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

During the nine months ended October 31, 2010, the Company acquired two privately-held companies for approximately $13.8 million in cash to expand its products and services. These acquisitions were not significant. The Company has included the financial results of these companies in its condensed consolidated results from their acquisition dates. The preliminary purchase price allocations for these acquisitions were based upon the fair values as of the acquisition dates.

5. Joint Venture

During the three months ended October 31, 2010, the Company increased its ownership interest in Salesforce Japan from 73 percent to 96 percent through the purchase of shares held by SunBridge Corporation, a Japanese corporation (“SunBridge”) and certain other shareholders for cash payments totaling $151.0 million. Salesforce Japan was formed in 2000 as a joint venture between the Company and SunBridge. As a result of the purchase of the shares held by SunBridge, the joint venture agreement terminated according to its terms. The purchase transaction, including transaction-related fees totaling $1.1 million, were accounted for as a reduction to Additional paid-in capital and noncontrolling interest.

6. Commitments and Contingencies

Letters of Credit

As of October 31, 2010, the Company had a total of $11.7 million in letters of credit outstanding for office space in San Francisco, California, New York City, Singapore, Sweden, United Kingdom, Australia and Switzerland. These letters of credit renew annually and mature at various dates through September 2021.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Leases

The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates.

As of October 31, 2010, the future minimum lease payments under noncancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Period:
Remaining three months in fiscal 2011	$2,540	$27,340
Fiscal 2012	12,311	98,722
Fiscal 2013	5,713	88,946
Fiscal 2014	2,222	64,679
Fiscal 2015	—	37,908
Thereafter	—	147,343

Total minimum lease payments	22,786	$464,938

Less: amount representing interest	(1,258)

Present value of capital lease obligations	$21,528

The Company’s agreements for the facilities and certain services provide the Company with the option to renew. The Company’s future contractual obligations would change if it were to exercise these options.

7. Legal Proceedings and Claims

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

On May 18, 2010, Microsoft Corporation filed a complaint against the Company in the United States District Court for the Western District of Washington alleging infringement of nine patents which Microsoft claimed were related to certain aspects of the Company’s products and services. The complaint sought, among other things, damages, attorneys’ fees and costs, and injunctive relief. On June 24, 2010, the Company filed a complaint against Microsoft in the United States District Court for the District of Delaware alleging infringement of five of the Company’s patents related to certain aspects of Microsoft’s products and services. The complaint sought, among other things, damages, attorneys’ fees and costs, and injunctive relief. On August 2, 2010, the Company entered into a patent cross-license and settlement agreement with Microsoft and the companies subsequently dismissed their respective cases.

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

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

8. Related-Party Transactions

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

In addition to the resource sharing with the Foundation, the Company issued the Foundation warrants in August 2002 to purchase 500,000 shares of common stock which were all exercised in prior years. As of October 31, 2010, the Foundation held 124,500 shares of salesforce.com common stock. Additionally, the Company has donated subscriptions to the Company’s service to other qualified non-profit organizations and permitted the Foundation to sell such subscriptions to qualified non-profit organizations. The fair value of these donated subscriptions were approximately $4.0 million per month during the three months ended October 31, 2010. The Company currently plans to continue providing free subscriptions to qualified non-profit organizations through its relationship with the Foundation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our business strategy and our plan to build our business, our service performance and security, the expenses associated with our data center capacity, our operating results, our anticipated growth, trends in our business, new application service features, our strategy of acquiring or making investments in complementary companies, services and technologies, the effect of general economic and market conditions including sudden declines in the fair value of our investments in cash equivalents and marketable securities, our ability to protect our intellectual property rights, our ability to develop our brands, the effect of evolving government regulations, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the potential availability of additional tax assets in the future and related matters, the impact of expensing stock options, the sufficiency of our capital resources, our plan to build our new global headquarters in San Francisco, and our strategy to be the leading provider of CRM application services and the leading platform on which customers and partners build enterprise cloud computing applications, of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

During the three months ended October 31, 2010, we increased our ownership interest in Salesforce Japan from 73 to 96 percent through the purchase of shares held by SunBridge and certain other stockholders for cash payments totaling $151.0 million. Salesforce Japan was formed as a joint venture between the Company and SunBridge. As a result of the purchase of the shares held by SunBridge, the joint venture agreement terminated according to its terms. We intend to acquire the remaining outstanding shares of Salesforce Japan.

We expect marketing and sales costs, which were 47 percent of our total revenues for the nine months ended October 31, 2010 and 46 percent for the same period a year ago, to continue to represent a substantial portion of total revenues in the future as we seek to add and manage more paying subscribers, and build brand awareness.

On November 1, 2010 we purchased approximately 14 acres of undeveloped land in San Francisco, California, including entitlements and improvements associated with the land and parking rights in an existing garage for approximately $278.0 million in cash. We have not set a date for construction yet, but we plan to use the land to build a facility that will become our new global headquarters.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2011, for example, refer to the fiscal year ended

January 31, 2011.

Sources of Revenues

We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our enterprise cloud computing application service, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) related professional services and other revenues consisting primarily of training fees. Subscription and support revenues accounted for approximately 94 percent of our total revenues during the nine months ended October 31, 2010. Subscription revenues are driven primarily by the number of paying subscribers of our service and the subscription price of our service. We define a “customer” as a separate and distinct buying entity (e.g., a company, a distinct business unit of a large corporation, a partnership, etc.) that has entered into a contract to access our enterprise cloud computing service. We define a “subscription” as a unique user account purchased by a customer for use by its employee or other customer-authorized user, and each such user is what we call a “subscriber”. The number of paying subscriptions at each of our customers ranges from one to tens of thousands. None of our customers accounted for more than 5 percent of our revenues during the three and nine months ended October 31, 2010 and 2009 respectively.

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

We generally recognize revenue ratably over the contract term beginning on the commencement date of each contract. In determining whether professional services can be accounted for separately from subscription and support revenues, we consider a number of factors, which are described in “Critical Accounting Policies and Estimates—Revenue Recognition” below. As we introduce new service offerings, we may not be able to establish objective and reliable evidence of fair value for these elements of our sales arrangements. As a result, when the professional services are sold together with subscription services that do not have objective and reliable evidence of fair value, the professional services fees cannot be accounted for separately, and the entire arrangement is accounted for as a single unit of accounting. In such situations, we recognize the entire arrangement fee ratably over the term of the subscription contract. Approximately 8 percent and 6 percent of our total deferred revenue as of October 31, 2010 and January 31, 2010, respectively, related to deferred professional service revenues.

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

The following table sets forth our accounts receivable and deferred revenue balances as of the end of each fiscal quarter:

(in thousands)	April 30, 2010	July 31, 2010	October 31, 2010
Fiscal 2011
Accounts receivable, net	$183,612	$228,550	$258,764
Deferred revenue, current and noncurrent	664,529	683,019	694,557

	April 30, 2009	July 31, 2009	October 31, 2009	January 31, 2010
Fiscal 2010
Accounts receivable, net	$145,869	$168,842	$191,297	$320,956
Deferred revenue, current and noncurrent	549,373	549,010	545,435	704,348

	April 30, 2008	July 31, 2008	October 31, 2008	January 31, 2009
Fiscal 2009
Accounts receivable, net	$143,909	$146,982	$157,680	$266,555
Deferred revenue, current and noncurrent	470,297	479,546	469,534	594,026

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

General and Administrative. General and administrative expenses consist of salaries and related expenses, including stock-based expenses, for finance and accounting, human resources and management information systems personnel, legal costs, professional fees, other corporate expenses and allocated overhead. We expect that in the future, general and administrative expenses will increase in absolute dollars as we invest in our infrastructure and we incur additional employee related costs, professional fees and insurance costs related to the growth of our business and international expansion. We expect general and administrative costs as a percentage of total revenues to remain flat for the next several quarters.

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

Joint Venture

In December 2000, we established a Japanese joint venture, Kabushiki Kaisha salesforce.com (“Salesforce Japan”), with SunBridge, Inc., a Japanese corporation, to assist us with our sales efforts in Japan. During the three months ended October 31, 2010, we acquired SunBridge’s and other shareholders’ interest and increased our ownership from 73 to 96 percent of Salesforce Japan. Because of this majority interest, we consolidate Salesforce Japan’s financial results, which are reflected in each revenue, cost of revenues and expense category in our consolidated statement of operations. We then record a noncontrolling interest, which reflects the noncontrolling investors’ interest in Salesforce Japan’s results. We intend to acquire the remaining outstanding shares of Salesforce Japan.

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations we defer the direct costs of the consulting arrangement and amortize those costs over the same time period as the consulting revenue is recognized. The deferred cost on our condensed consolidated balance sheet totaled $27.8 million at October 31, 2010 and $19.1 million at January 31, 2010. Such amounts are included in prepaid expenses and other current assets and other assets, net.

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

During the nine months ended October 31, 2010, we deferred $65.2 million of commission expenditures and we amortized $57.6 million to sales expense. During the same period a year ago, we deferred $43.0 million of commission expenditures and we amortized $46.0 million to sales expense. Deferred commissions on our condensed consolidated balance sheet totaled $83.2 million at October 31, 2010 and $75.5 million at January 31, 2010.

Accounting for Stock-Based Awards. We recognize the fair value of our stock awards on a straight-line basis over the requisite service period of the award, which is the vesting term of four years.

We recognized stock-based expense of $78.7 million, or 7 percent of revenue, during the nine months ended October 31, 2010. The requirement to expense stock-based awards will continue to materially reduce our reported results of operations. As of October 31, 2010, we had an aggregate of $237.7 million of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. We currently expect this stock compensation balance to be amortized as follows: $29.3 million during the remaining three months of fiscal 2011; $101.4 million during fiscal 2012; $64.7 million during fiscal 2013; $38.2 million during fiscal 2014; and $4.1 million during fiscal 2015. These amounts reflect only outstanding stock awards as of October 31, 2010 and assume no forfeiture activity. We expect to continue to issue share-based awards to our employees in future periods.

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

As of October 31, 2010, there were 1.9 million restricted stock units outstanding. We plan to continue awarding restricted stock units to our employees in the future. The restricted stock units, which upon vesting entitles the holder to one share of common stock for each restricted stock unit, have an exercise price of $0.001 per share, which is equal to the par value of our common stock, and vest over 4 years. The fair value of the restricted stock units is based on our closing stock price on the date of grant, and compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period.

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

Results of Operations

The following tables set forth selected data for each of the periods indicated and are in thousands. All data is unaudited.

	Three months ended October 31,		Nine months ended October 31,
	2010	2009	2010	2009
Revenues:
Subscription and support	$402,948	$306,870	$1,122,611	$882,078
Professional services and other	26,139	23,679	77,661	69,456

Total revenues	429,087	330,549	1,200,272	951,534
Cost of revenues:
Subscription and support	54,089	40,745	147,127	116,744
Professional services and other	28,042	24,825	84,375	73,122

Total cost of revenues	82,131	65,570	231,502	189,866

Gross profit	346,956	264,979	968,770	761,668
Operating expenses:
Research and development	47,305	32,763	130,357	95,450
Marketing and sales	200,544	152,166	558,812	436,647
General and administrative	63,951	49,909	181,713	139,818

Total operating expenses	311,800	234,838	870,882	671,915
Income from operations	35,156	30,141	97,888	89,753
Investment income	11,699	7,503	28,309	19,780
Interest expense	(7,374)	(292)	(21,619)	(793)
Other expense	(921)	(336)	(4,659)	(1,037)

Income before provision for income taxes and noncontrolling interest	38,560	37,016	99,919	107,703
Provision for income taxes	(16,192)	(15,573)	(41,092)	(45,426)

Consolidated net income	22,368	21,443	58,827	62,277
Less: net income attributable to noncontrolling interest	(1,296)	(752)	(5,266)	(1,952)

Net income attributable to salesforce.com	$21,072	$20,691	$53,561	$60,325

	As of
	October 31, 2010	January 31, 2010 (1)	October 31, 2009
Balance sheet data:
Cash, cash equivalents and marketable securities	$1,802,440	$1,727,048	$1,070,092
Deferred revenue, current and noncurrent	694,557	704,348	545,435

(1)	Cash, cash equivalents and marketable securities includes the net proceeds from our January 2010 convertible senior note offering totaling approximately $500.0 million as described in Note 2 in the condensed consolidated financial statements.

	Three months ended October 31,		Nine months ended October 31,
	2010	2009	2010	2009
Revenues by geography:
Americas	$292,540	$232,802	$826,493	$679,460
Europe	76,464	60,761	208,851	168,355
Asia Pacific	60,083	36,986	164,928	103,719

	$429,087	$330,549	$1,200,272	$951,534

Cost of revenues and operating expenses include the following amounts related to stock-based awards.

	Three months ended October 31,		Nine months ended October 31,
	2010	2009	2010	2009
Cost of revenues	$2,357	$2,995	$8,617	$9,322
Research and development	3,976	2,707	12,119	8,741
Marketing and sales	11,969	9,055	36,496	28,314
General and administrative	7,330	5,650	21,483	16,570

The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Three months ended October 31,		Nine months ended October 31,
	2010	2009	2010	2009
Revenues:
Subscription and support	94%	93%	94%	93%
Professional services and other	6	7	6	7

Total revenues	100	100	100	100

Cost of revenues:
Subscription and support	13	12	12	12
Professional services and other	6	8	7	8

Total cost of revenues	19	20	19	20

Gross profit	81	80	81	80
Operating expenses:
Research and development	11	10	11	10
Marketing and sales	47	46	47	46
General and administrative	15	15	15	15

Total operating expenses	73	71	73	71
Income from operations	8	9	8	9
Investment income	3	2	2	2
Interest expense	(2)	—	(2)	—
Other expense	—	—	—	—

Income before provision for income taxes and noncontrolling interest	9	11	8	11
Provision for income taxes	(4)	(5)	(3)	(5)

Consolidated net income	5	6	5	6
Less: net income attributable to noncontrolling interest	—	—	(1)	—

Net income attributable to salesforce.com	5%	6%	4%	6%

	Three months ended October 31,		Nine months ended October 31,
	2010	2009	2010	2009
Revenues by geography:
Americas	68%	70%	69%	71%
Europe	18	18	17	18
Asia Pacific	14	12	14	11

	100%	100%	100%	100%

	Three months ended October 31,		Nine months ended October 31,
	2010	2009	2010	2009
Stock-based expenses:
Cost of revenues	—%	1%	1%	1%
Research and development	1	1	1	1
Marketing and sales	3	3	3	3
General and administrative	2	1	2	2

Three Months Ended October 31, 2010 and 2009

Revenues.

	Three Months Ended October 31,		Variance
(In thousands)	2010	2009	Dollars	Percent
Subscription and support	$402,948	$306,870	$96,078	31%
Professional services and other	26,139	23,679	2,460	10%

Total revenues	$429,087	$330,549	$98,538	30%

Total revenues were $429.1 million for the three months ended October 31, 2010, compared to $330.5 million during the same period a year ago, an increase of $98.5 million, or 30 percent. Subscription and support revenues were $403.0 million, or 94 percent of total revenues, for the three months ended October 31, 2010, compared to $306.9 million, or 93 percent of total revenues, during the same period a year ago. The increase in subscription and support revenues was due primarily to new customers, upgrades and additional subscriptions from existing customers and improvement in renewal rates over the past twelve months. Professional services and other revenues were $26.1 million, or 6 percent of total revenues, for the three months ended October 31, 2010, compared to $23.7 million, or 7 percent of total revenues, for the same period a year ago. The increase in professional services and other revenues was primarily due to the higher demand for services from an increased number of customers.

Revenues in Europe and Asia Pacific accounted for $136.5 million, or 32 percent of total revenues, for the three months ended October 31, 2010, compared to $97.7 million, or 30 percent of total revenues, during the same period a year ago, an increase of $38.8 million, or 40 percent. The increase in revenues outside of the Americas was the result of our efforts to expand internationally. Additionally, the value of the U.S. dollar relative to foreign currencies contributed to a slight decrease in revenues outside the Americas for the three months ended October 31, 2010 as compared to the same period a year ago. The foreign currency impact had the effect of reducing our aggregate revenues by $3.7 million compared to the same period a year ago. As part of our overall growth, we expect the percentage of our revenues generated in Europe and Asia Pacific to continue to increase as a percentage of our total revenues.

Cost of Revenues.

	Three Months Ended October 31,		Variance
(In thousands)	2010	2009	Dollars
Subscription and support	$54,089	$40,745	$13,344
Professional services and other	28,042	24,825	3,217

Total cost of revenues	$82,131	$65,570	$16,561

Percent of total revenues	19%	20%

Cost of revenues was $82.1 million, or 19 percent of total revenues, for three months ended October 31, 2010, compared to $65.6 million, or 20 percent of total revenues, for the same period a year ago, an increase of $16.6 million. The increase in absolute dollars was primarily due to an increase of $4.8 million in employee-related costs, an increase of $2.2 million in service delivery costs, primarily due to our efforts in increasing data center capacity, an increase of $5.0 million in depreciation and amortization expenses including amortization expense related to our acquisition of Jigsaw and other acquisition activity, an increase of $3.3 million in outside subcontractor and other service costs and an increase of $1.6 million in allocated overhead. These increases were offset by a decrease of $0.6 million in stock-based expenses. The cost of the additional professional services headcount resulted in the cost of professional services and other revenues to be in excess of the related revenue for the three months ended

October 31, 2010 by $1.9 million. This reduction was the result of reduced utilization of existing professional services staff caused by lowered customer demand. We expect the cost of professional services and other revenue to continue to be in excess of the related revenue during fiscal 2011. We plan to continue to make this investment since our professional services are primarily designed to accelerate the adoption and expanded use by our customers of our enterprise cloud computing application service.

Research and Development.

	Three Months Ended October 31,		Variance
(In thousands)	2010	2009	Dollars
Research and development	$47,305	$32,763	$14,542
Percent of total revenues	11%	10%

Research and development expenses were $47.3 million, or 11 percent of total revenues, during the three months ended October 31, 2010, compared to $32.8 million, or 10 percent of total revenues, during the same period a year ago, an increase of $14.5 million. The increase in absolute dollars was due to an increase of $10.8 million in employee-related costs, an increase of $1.3 million in stock-based expenses, and an increase of $2.1 million in allocated overhead. We increased our research and development headcount by 34 percent since October 31, 2009 in order to upgrade and extend our service offerings and develop new technologies.

Marketing and Sales.

	Three Months Ended October 31,		Variance
(In thousands)	2010	2009	Dollars
Marketing and sales	$200,544	$152,166	$48,378
Percent of total revenues	47%	46%

Marketing and sales expenses were $200.5 million, or 47 percent of total revenues, during the three months ended October 31, 2010, compared to $152.2 million, or 46 percent of total revenues, during the same period a year ago, an increase of $48.4 million. The increase in absolute dollars was primarily due to increases of $34.1 million in employee related costs, $2.9 million in stock-based expenses, $0.2 million of amortized purchased intangibles which includes amortization expense related to our acquisition of Jigsaw and other acquisition activity, an increase of $6.1 million in advertising costs and marketing and event costs, $0.3 million in outside subcontractor and other service costs and an increase of $4.8 million in allocated overhead. Our marketing and sales headcount increased by 26 percent since October 31, 2009 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. Some of the increase in headcount was due to the acquisition of Jigsaw in May 2010.

General and Administrative.

	Three Months Ended
	October 31,		Variance
(In thousands)	2010	2009	Dollars
General and administrative	$63,951	$49,909	$14,042
Percent of total revenues	15%	15%

General and administrative expenses were $64.0 million, or 15 percent of total revenues, during the three months ended October 31, 2010, compared to $49.9 million, or 15 percent of total revenues, during the same period a year ago, an increase of $14.0 million. The increase was primarily due to $13.6 million increase in employee-related costs. Our general and administrative headcount increased by 22 percent since October 31, 2009 as we added personnel to support our growth.

Income from Operations.

	Three Months Ended
	October 31,		Variance
(In thousands)	2010	2009	Dollars
Income from operations	$35,156	$30,141	$5,015
Percent of total revenues	8%	9%

Income from operations during the three months ended October 31, 2010 was $35.2 million and included $25.6 million of stock-based expenses and $5.9 million of amortization of purchased intangibles and acquired developed technology. During the same period a year ago, operating income was $30.1 million and included $20.4 million of stock-based expenses and $2.8 million of amortization of purchased intangibles and acquired developed technology.

Investment income.

	Three Months Ended October 31,		Variance
(In thousands)	2010	2009	Dollars
Investment income	$11,699	$7,503	$4,196
Percent of total revenues	3%	2%

Investment income consists of income on cash and marketable securities balances. Investment income was $11.7 million for the three months ended October 31, 2010 and was $7.5 million during the same period a year ago. The increase was primarily due to the increase in cash equivalents and marketable securities balances resulting from cash generated by operating activities, proceeds from our convertible senior note offering in January 2010 and the proceeds from stock option exercises.

Interest expense.

	Three Months Ended October 31,		Variance
(In thousands)	2010	2009	Dollars
Interest expense	$(7,374)	$(292)	$(7,082)
Percent of total revenues	2%	0%

Interest expense consists primarily of interest on our convertible senior notes and capital leases. Interest expense was $7.4 million during the three months ended October 31, 2010 and was $0.3 million during the same period a year ago. The increase was primarily due to interest expense associated with the January 2010 issuance of $575.0 million of convertible senior notes and capital leases associated with equipment in expanding our data center capacity.

Other expense.

	Three Months Ended October 31,		Variance
(In thousands)	2010	2009	Dollars
Other expense	$(921)	$(336)	$(585)

Other expense primarily consists of foreign currency transaction gains and losses. Other expense increased due to realized and unrealized losses on foreign currency transactions for the three months ended October 31, 2010 when compared to the same period a year ago.

Provision for Income Taxes.

	Three Months Ended October 31,		Variance
(In thousands)	2010	2009	Dollars
Provision for income taxes	$(16,192)	$(15,573)	$(619)
Effective tax rate	42%	42%

Our effective tax rate of 42 percent for the three months ended October 31, 2010 was higher than the federal statutory rate of 35 percent primarily due to state income taxes, foreign tax rate differential, non-deductible expenses as a result of acquisitions and the unfavorable impact of a change in California tax law, which were partially offset by California tax credits. Similarly, our effective tax rate of 42 percent for the three months ended October 31, 2009 was higher than the federal statutory rate of 35 percent primarily due to state income taxes, foreign tax rate differential and the unfavorable impact of a change in California tax law, which were partially offset by federal and California tax credits.

Nine Months Ended October 31, 2010 and 2009

Revenues.

	Nine Months Ended October 31,		Variance
(In thousands)	2010	2009	Dollars	Percent
Subscription and support	$1,122,611	$882,078	$240,533	27%
Professional services and other	77,661	69,456	8,205	12%

Total revenues	$1,200,272	$951,534	$248,738	26%

Total revenues were $1,200.3 million for the nine months ended October 31, 2010, compared to $951.5 million during the same period a year ago, an increase of $248.7 million, or 26 percent. Subscription and support revenues were $1,122.6 million, or 94 percent of total revenues, for the nine months ended October 31, 2010, compared to $882.1 million, or 93 percent of total revenues, during the same period a year ago. The increase in subscription and support revenues was due primarily to new customers, upgrades and additional subscriptions from existing customers and improvement in renewal rates. Professional services and other revenues were $77.7 million, or 6 percent of total revenues, for the nine months ended October 31, 2010, compared to $69.5 million, or 7 percent of total revenues, for the same period a year ago. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers.

Revenues in Europe and Asia Pacific accounted for $373.8 million, or 31 percent of total revenues, for the nine months ended October 31, 2010, compared to $272.1 million, or 29 percent of total revenues, during the same period a year ago, an increase of $101.7 million, or 37 percent. The increase in revenues outside of the Americas was the result of our efforts to expand internationally. Additionally, the value of the U.S. dollar relative to foreign currencies contributed to the slight decrease in revenues outside the Americas for the nine months ended October 31, 2010 as compared to the same period a year ago. The foreign currency impact had the effect of reducing our aggregate revenues by $4.0 million compared to the same period a year ago. As part of our overall growth, we expect the percentage of our revenues generated in Europe and Asia Pacific to continue to increase as a percentage of our total revenues.

Cost of Revenues.

	Nine Months Ended October 31,		Variance
(In thousands)	2010	2009	Dollars
Subscription and support	$147,127	$116,744	$30,383
Professional services and other	84,375	73,122	11,253

Total cost of revenues	$231,502	$189,866	$41,636

Percent of total revenues	19%	20%

Cost of revenues was $231.5 million, or 19 percent of total revenues, for nine months ended October 31, 2010, compared to $189.9 million, or 20 percent of total revenues, for the same period a year ago, an increase of $41.6 million. The increase in absolute dollars was primarily due to an increase of $16.1 million in employee-related costs, an increase of $9.7 million in depreciation and amortization expenses, an increase of $8.2 million in outside subcontractor and other service costs, an increase of $4.9 million in service delivery costs and an increase of $2.1 million in allocated overhead. These increases were offset by a decrease of $0.7 million in stock based expenses. The cost of the additional professional services headcount resulted in the cost of professional services and other revenues to be in excess of the related revenue for the nine months ended October 31, 2010 by $6.7 million. We increased the professional services headcount in order to meet the current and anticipated demand for our consulting and training services as our subscriber base has expanded to include more large businesses and as we have expanded internationally.

Research and Development.

	Nine Months Ended October 31,		Variance
(In thousands)	2010	2009	Dollars
Research and development	$130,357	$95,450	$34,907
Percent of total revenues	11%	10%

Research and development expenses were $130.4 million, or 11 percent of total revenues, during the nine months ended October 31, 2010, compared to $95.5 million, or 10 percent of total revenues, during the same period a year ago, an increase of $34.9 million. The increase in absolute dollars was due to an increase of $26.9 million in employee-related costs, an increase of $3.4 million in stock-based expenses and an increase of $3.3 million in allocated overhead. We increased our research and development headcount by 34 percent since October 31, 2009 in order to upgrade and extend our service offerings and develop new technologies. Some of the increase in headcount was due to acquired businesses.

Marketing and Sales.

	Nine Months Ended October 31,		Variance
(In thousands)	2010	2009	Dollars
Marketing and sales	$558,812	$436,647	$122,165
Percent of total revenues	47%	46%

Marketing and sales expenses were $558.8 million, or 47 percent of total revenues, during the nine months ended October 31, 2010, compared to $436.6 million, or 46 percent of total revenues, during the same period a year ago, an increase of $122.2 million. The increase in absolute dollars was primarily due to increases of $95.7 million in employee related costs, $8.2 million in stock-based expenses, an increase of $7.6 million in advertising costs and marketing and event costs and an increase of $8.7 in allocated overhead. Our marketing and sales headcount increased by 26 percent since October 31, 2009 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. Some of the increase in headcount was due to acquired businesses.

General and Administrative.

	Nine Months Ended October 31,		Variance
(In thousands)	2010	2009	Dollars
General and administrative	$181,713	$139,818	$41,895
Percent of total revenues	15%	15%

General and administrative expenses were $181.7 million, or 15 percent of total revenues, during the nine months ended October 31, 2010, compared to $139.8 million, or 15 percent of total revenues, during the same period a year ago, an increase of $41.9 million. The increase was primarily due to an increase in $32.7 million employee-related costs, an increase of $4.9 million in stock-based expenses, and an increase of $2.6 in depreciation and amortization expenses. Our general and administrative headcount increased by 22 percent since October 31, 2009 as we added personnel to support our growth.

Income from Operations.

	Nine Months Ended October 31,		Variance
(In thousands)	2010	2009	Dollars
Income from operations	$97,888	$89,753	$8,135
Percent of total revenues	8%	9%

Income from operations during the nine months ended October 31, 2010 was $97.9 million and included $78.7 million of stock-based expenses and $13.4 million of amortization of purchased intangibles and acquired developed technology. During the same period a year ago, operating income was $89.8 million and included $62.9 million of stock-based expenses and $8.1 million of amortization of purchased intangibles.

Investment income.

	Nine Months Ended October 31,		Variance
(In thousands)	2010	2009	Dollars
Investment income	$28,309	$19,780	$8,529
Percent of total revenues	2%	2%

Investment income consists of income on cash and marketable securities balances. Investment income was $28.3 million for the nine months ended October 31, 2010 and was $19.8 million during the same period a year ago. The increase was primarily due to increased realized gains and the increase in marketable securities balances resulting from cash generated by operating activities, proceeds from our senior note offering in January 2010 and the proceeds from stock option exercises.

Interest expense.

	Nine Months Ended October 31,		Variance
(In thousands)	2010	2009	Dollars
Interest expense	$(21,619)	$(793)	$(20,826)
Percent of total revenues	2%	0%

Interest expense consists primarily of interest on our convertible senior notes and capital leases. Interest expense was $21.6 million during the nine months ended October 31, 2010 and was $0.8 million during the same period a year ago. The increase was primarily due to interest expense associated with the January 2010 issuance of $575.0 million of convertible senior notes and capital leases associated with equipment in expanding our data center capacity.

Other expense.

	Nine Months Ended October 31,		Variance
(In thousands)	2010	2009	Dollars
Other expense	$(4,659)	$(1,037)	$(3,622)

Other expense primarily consists of foreign currency translation adjustments. Other expense increased due to realized and unrealized losses on foreign currency translations for the nine months ended October 31, 2010 when compared to the same period a year ago.

Provision for Income Taxes.

	Nine Months Ended October 31,		Variance
(In thousands)	2010	2009	Dollars
Provision for income taxes	$(41,092)	$(45,426)	$4,334
Effective tax rate	41%	42%

Our effective tax rate of 41 percent for the nine months ended October 31, 2010 was higher than the federal statutory rate of 35 percent primarily due to state income taxes, foreign tax rate differential, non-deductible expenses as a result of acquisitions, and the unfavorable impact of a change in California tax law, which were partially offset by California tax credits. Similarly, our effective tax rate of 42 percent for the nine months ended October 31, 2009 was higher than the federal statutory rate of 35 percent primarily due to state income taxes, foreign tax rate differential, and the unfavorable impact of a change in California tax law, which were partially offset by Federal and California tax credits.

In February 2009, the State of California enacted several income tax law changes which include an election to apply a single-sales factor apportionment formula and adoption of a market sourcing approach for service income that will impact us beginning in fiscal 2012. As a result, we re-valued the anticipated future tax effects of California temporary differences including stock-based compensation and purchased intangibles, starting in the first quarter ended April 30 2009. Accordingly, we recorded a tax expense of $2.5 million during the first nine months ended October 31, 2009.

New Accounting Pronouncement

In September 2009, the FASB issued Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010. We believe the future impact of this new accounting pronouncement will not be material to consolidated net income.

Liquidity and Capital Resources

At October 31, 2010, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1.8 billion and accounts receivable of $258.8 million.

Net cash provided by operating activities was $293.3 million during the nine months ended October 31, 2010 and $179.4 million during the same period a year ago. The improvement in cash flow was due primarily to the growth in our customer base and improving renewal rates and the associated increase in billings and collections. Cash provided by operating activities has historically been affected by: the amount of net income; sales of subscriptions, support and professional services; changes in working capital accounts, particularly increases and seasonality in accounts receivable and deferred revenue as described above, and the timing of commission and bonus payments, collections from large enterprise customers; add-backs of non-cash expense items such as depreciation and amortization, amortization of debt discount and the expense associated with stock-based awards.

Net cash used in investing activities was $679.8 million during the nine months ended October 31, 2010 and $473.6 million during the same period a year ago. The net cash used in investing activities during the nine months ended October 31, 2010 primarily related to the purchase of Jigsaw in May 2010, investment of cash balances and capital expenditures, the deposit on undeveloped land in San Francisco, and investments in privately-held companies.

Net cash provided by financing activities was $3.4 million during the nine months ended October 31, 2010 and $59.5 million during the same period a year ago. Net cash provided by financing activities during the nine months ended October 31, 2010 consisted of $116.0 million of proceeds from the exercise of employee stock options and $46.8 million of excess tax benefits from employee stock plans, both of which were offset by the $152.2 million in purchases of shares held by others in Salesforce Japan and $7.2 million of principal payments on capital leases.

In January 2010, we issued $575.0 million of 0.75% convertible senior notes due January 15, 2015 (the “Notes”) and concurrently entered into convertible notes hedges (the “Note Hedges”) and separate warrant transactions (the “Warrants”). The Notes will mature on January 15, 2015, unless earlier converted. As of October 31, 2010, the Notes have not been repurchased or converted. We also have not received any shares under the Note Hedges or delivered cash or shares under the Warrants. For further information, see Note 2 to the condensed consolidated financial statements.

On November 1, 2010, we purchased approximately 14 acres of undeveloped land in San Francisco, California, including entitlements and improvements associated with the land and parking rights in an existing garage for approximately $278.0 million in cash. No date for construction is set, but we plan to use the land to build our new global headquarters. We plan to devote additional financial resources in the future to build our new headquarters.

Our cash, cash equivalents and marketable securities are comprised of corporate notes and obligations, U.S. agency obligations, U.S. treasury securities, mortgage backed securities, collateralized mortgage obligations, time deposits, money market mutual funds, government obligations and municipal securities.

As of October 31, 2010 we have a total of $11.7 million in letters of credit outstanding in favor of our landlords for office space in San Francisco, California, New York City, Singapore, Sweden, United Kingdom, Australia and Switzerland. To date, no amounts have been drawn against the letters of credit, which renew annually and mature at various dates through September 2021.

We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. Additionally, we currently do not have a bank line of credit.

Our principal commitments consist of obligations under leases for office space and co-location facilities for data center capacity and the development and test data center, and computer equipment and furniture and fixtures. At October 31, 2010, the future non-cancelable minimum payments under these commitments were as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Period:
Remaining three months in fiscal 2011	$2,540	$27,340
Fiscal 2012	12,311	98,722
Fiscal 2013	5,713	88,946
Fiscal 2014	2,222	64,679
Fiscal 2015	—	37,908
Thereafter	—	147,343

Total minimum lease payments	22,786	$464,938

Less: amount representing interest	(1,258)

Present value of capital lease obligations	$21,528

Our lease agreements provide us with the option to renew. Our future operating lease obligations would change if we exercised these options and if we entered into additional operating lease agreements as we expand our operations.

We believe our existing cash, cash equivalents and short-term marketable securities and cash provided by operating activities will be sufficient to acquire the remaining outstanding shares of our subsidiary, Salesforce Japan, meet our working capital and other capital expenditure needs over the next 12 months.

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

Interest rate sensitivity

We had cash, cash equivalents and marketable securities totaling $1.8 billion at October 31, 2010. These amounts were invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least single A or better. The cash, cash equivalents and short-term marketable securities are held for working capital purposes and were held for the purchase of undeveloped land in San Francisco, California on November 1, 2010. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

An immediate increase or decrease in interest rates of 100-basis points at October 31, 2010 could result in a $27.7 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

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

Our Notes have fixed annual interest rates at 0.75% and therefore, we do not have economic interest rate exposure on our Notes. However, the value of the Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our Notes is affected by our stock price. The carrying value of our Notes was $466.8 million as of October 31, 2010. This represents the liability component of the $575.0 million principal balance as of October 31, 2010. The total estimated fair value of our Notes at October 31, 2010 was $860.8 million and the fair value was determined based on the closing trading price per $100 of our Notes as of the last day of trading for the third quarter of fiscal 2011, which was $149.70.

We have an investment portfolio that includes minority equity investments in several privately-held companies, many of which are in the development stage. When our ownership interests are less than 20 percent and we do not have the ability to exert significant influence on the investees, we account for the minority equity investments using the cost method of accounting. Otherwise, we account for the investments using the equity method of accounting. At October 31, 2010, the net book value of these investments was $10.7 million.

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

On May 18, 2010, Microsoft Corporation filed a complaint against us in the United States District Court for the Western District of Washington alleging infringement of nine patents which Microsoft claimed were related to certain aspects of our products and services. The complaint sought, among other things, damages, attorneys’ fees and costs, and injunctive relief. On June 24, 2010, we filed a complaint against Microsoft in the United States District Court for the District of Delaware alleging infringement of five of our patents related to certain aspects of Microsoft’s products and services. The complaint sought, among other things, damages, attorneys’ fees and costs, and injunctive relief. On August 2, 2010, we entered into a patent cross-license and settlement agreement with Microsoft and the companies subsequently dismissed their respective cases.

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

Our customers have no obligation to renew their subscriptions for our service after the expiration of their initial subscription period, which is typically 12 to 24 months, and in fact, some customers have elected not to renew. In addition, our customers may renew for fewer subscriptions, renew for shorter contract lengths, or renew for lower cost editions of our service. We cannot accurately predict renewal rates, particularly for our enterprise customers who purchase a large number of subscriptions under multiyear contracts and for our small and medium size business customers. Our renewal rates may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with our service, customers’ ability to continue their operations and spending levels, decreases in the number of users at our customers and deteriorating general economic conditions. If our customers do not renew their subscriptions for our service or reduce the number of paying subscriptions at the time of renewal, our revenue will decline and our business will suffer.

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

Additionally, some of the important factors that may cause our revenues, operating results and cash flows to fluctuate from quarter to quarter include:

•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ requirements;

•	the renewal rates for our service;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	the number of new employees added;

•	changes in our pricing policies whether initiated by us or as a result of intense competition;

•	the cost, timing and management effort for the introduction of new features to our service;

•	the rate of expansion and productivity of our sales force;

•	the length of the sales cycle for our service;

•	new product and service introductions by our competitors;

•	our success in selling our service to large enterprises;

•	variations in the revenue mix of editions of our service;

•	technical difficulties or interruptions in our service;

•	expenses related to developing our new global headquarters and increasing our data center capacity and expanding our data centers domestically and internationally;

•	changes in foreign currency exchange rates;

•	changes in interest rates and our mix of investments, which would impact our return on our investments in cash and marketable securities;

•	conditions, particularly sudden changes, in the financial markets have and may continue to impact the value of and access to our investment portfolio;

•	changes in the effective tax rates;

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

The market for enterprise CRM business applications and development platforms is highly competitive, rapidly evolving and fragmented, and subject to changing technology, shifting customer needs and frequent introductions of new products and services. We compete primarily with vendors of packaged CRM software, whose software is installed by the customer directly, and companies offering on-demand CRM applications. We also compete with internally developed applications and face, or expect to face, competition from enterprise software vendors and online service providers who may develop toolsets and products that allow customers to build new applications that run on the customers’ current infrastructure or as hosted services. Our current competitors include:

•	enterprise software application vendors;

•	on-demand CRM application service providers;

•	enterprise application service providers;

•	traditional platform development environment companies; and

•	cloud computing development platform companies.

Many of our current and potential competitors enjoy substantial competitive advantages, such as greater name recognition, longer operating histories and larger marketing budgets, as well as substantially greater financial, technical and other resources. In addition, many of our current and potential competitors have established marketing relationships and access to larger customer bases, and have major distribution agreements with consultants, system integrators and resellers.

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

We may not realize the anticipated benefits in connection with our purchase of undeveloped land in San Francisco where we plan to develop our global headquarters. If we do not realize these benefits, our financial performance will be negatively impacted.

In November 2010, we paid $278.0 million in cash for approximately 14 acres of undeveloped real estate in San Francisco, California which we plan to develop into our global headquarters. We may not realize the anticipated benefits with respect to the purchase and future development of such real estate. We have devoted significant capital resources to the purchase, and we will be required to devote additional resources in the future to building our global headquarters on such land, which may impact our liquidity and financial flexibility. We may not be able to obtain financing for development projects on favorable terms, or at all, or complete construction on schedule or within budget. Any delay or lack of available financing could result in increased constructions costs and debt costs to fund such construction and development. In addition, our development efforts will otherwise be subject to various operational risks. We may not be able to obtain, or may experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations. The construction costs and total investment amounts may exceed any estimates that we formulate, and projects may not be completed, or delivered as planned. Finally, real estate assets are not as liquid as certain other types of assets. In the event that we have a future need to sell this property, we may not be able to do so on favorable terms or at all.

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

Our management will have broad discretion to use the net proceeds from debt issuance, and you will be relying on the judgment of our management regarding the application of the proceeds. They might not apply the net proceeds of this offering in ways that increase the value of your investment. We expect to use the net proceeds from this offering for general corporate purposes, including possible investments in, or acquisitions of, complementary businesses, joint ventures, services or technologies, working capital and capital expenditures; however, other than paying the cost of the convertible note hedge (after taking into account the proceeds from the warrant transactions), we have not allocated these net proceeds for any specific purposes. Our management might not be able to yield a significant return, if any, on any investment of these net proceeds.

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

Dated: November 24, 2010

salesforce.com, inc.

/s/ Graham Smith
Graham Smith Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)