Form 10-K
period 2011-01-31
SALESFORCE COM INC
filed 2011-03-23
CIK 1108524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2011

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

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing price of the Registrant’s common stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was July 31, 2010, the aggregate market value of its shares (based on a closing price of $98.95 per share) held by non-affiliates was approximately $11.7 billion. Shares of the Registrant’s common stock held by each executive officer and director and by each entity or person that owned 5 percent or more of the Registrant’s outstanding common stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2011, there were approximately 132.9 million shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2011 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended January 31, 2011, are incorporated by reference in Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

salesforce.com, inc.

i

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) in Item 7, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our business strategy and our plan to build our business, including our strategy to be the leading provider of CRM application services and the leading platform on which customers and partners build enterprise cloud computing applications, our service performance and security, the expenses associated with our data center capacity, our operating results, our anticipated growth, trends in our business, new application service features, our strategy of acquiring or making investments in complementary companies, services and technologies, the effect of general economic and market conditions including sudden declines in the fair value of our investments in cash equivalents and marketable securities, our ability to protect our intellectual property rights, our ability to develop our brands, the effect of evolving government regulations, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the potential availability of additional tax assets in the future and related matters, the impact of expensing stock options, the sufficiency of our capital resources, potential litigation involving us, our plan to build our new global headquarters in San Francisco, and our strategy to be the leading provider of CRM application services and the leading platform on which customers and partners build enterprise cloud computing applications, of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors” in Item 1A and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

ITEM 1.	BUSINESS

Overview

We are a leading provider of enterprise cloud computing applications. We provide a comprehensive customer and collaboration relationship management, or CRM, service to businesses of all sizes and industries worldwide and we provide a technology platform for customers and developers to build and run business applications.

We were incorporated in Delaware in February 1999, and founded on the simple concept of delivering enterprise business applications via the Internet or “cloud.” Cloud computing refers to the use of Internet-based computing, storage and connectivity technology for a variety of different services. We introduced our first service in February 2000. Since then, we have augmented our CRM service with new editions and enhanced features. We introduced our Force.com platform to customers and developers so they can build complementary applications to extend beyond CRM. In 2010 we introduced our AppExchange directory of enterprise cloud computing applications that are integrated with our CRM service and in most cases have been developed on our platform by third parties. We also introduced Chatter, a collaboration application for the enterprise to connect and share information securely and in real-time.

Our principal executive offices are located in San Francisco, California and our principal website address is www.salesforce.com. Our office address is The Landmark @ One Market, Suite 300, San Francisco, California 94105.

We designed and developed our applications to be easy-to-use and intuitive solutions that can be deployed rapidly, customized easily and integrated with other software applications. We deliver our service through any of the market-leading Web browsers. Customers who use our CRM and collaboration services and platform are able to avoid much of the expense and complexity of traditional enterprise software development and implementations. As a result, our customers incur less risk and lower upfront costs and benefit from increased productivity.

We market our service to businesses on a subscription basis, primarily through our direct sales efforts and indirectly through partners. Through our Force.com platform and developer tools and our AppExchange, we also encourage third parties to develop additional functionality and applications that run on our platform, but which are sold separately from, or in conjunction with, our CRM service.

Cloud Computing

Cloud computing fundamentally changes the way enterprise business software applications are developed and deployed. Application developers no longer need to create and manage their own infrastructure of servers, storage, network devices, operating system software and development tools in order to create a business application. Instead, the entire infrastructure is managed by third parties who specialize in infrastructure management, and developers simply use an Internet browser to access the development environment. Application users can gain access to a variety of business applications via an Internet browser or mobile device, and are able to take advantage of a robust, secure, scalable and highly available application, without the cost and complexity of managing the hardware or software infrastructure.

Our vision of enterprise cloud computing is based on a multi-tenant technology architecture and a subscription service business model. With multi-tenancy, multiple customers share application, platform and infrastructure services provided by the vendor.

Today, we believe that the next phase of cloud computing is transforming enterprise software again. Driven by the consumerization of information technology (“IT”), our next phase of cloud computing will have three key characteristics – it will be social, mobile and open. With the popularity of social networking websites, new ways to communicate and collaborate based on feeds and status updates have emerged. In the enterprise market, that means enabling employees to easily find, share and collaborate on information. In addition, with the wide adoption of mobile phones and tablets, our customers now expect cloud computing technologies to be built for business to work on these devices, regardless of the carrier or operating system. We are working to provide these new kinds of cloud computing technologies to enterprise customers around the world.

Cloud Applications

Cloud applications enable businesses to subscribe to a wide variety of application services that are developed specifically for, and delivered over, the Internet on an as-needed basis with few or no implementation services required and without the need to install and manage third-party software or hardware in-house.

Historically, only large businesses could afford to make investments in enterprise resource planning, CRM and collaboration applications to gain an enterprise-wide view of business information and automate and improve basic processes. However, cloud applications are available to businesses of all sizes and across all industries. Multi-tenant architectures enables cloud vendors like us to leverage a common infrastructure and software code base across all of our customers who benefit from access to the most current release of the application, periodic upgrades, more rapid innovation and the economies of a shared infrastructure.

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

Cloud Platforms

We believe that cloud applications and their related success in the market are the most widely understood segment of enterprise cloud computing. However, enterprise cloud computing also includes building applications on a cloud-based application development platform, also referred to as cloud platforms.

Application developers use cloud platform technology to build both custom applications for individual businesses or vertical industries, and horizontal applications to address standard business processes that can be sold to a broad range of potential customers. Application developers include corporate IT departments that typically develop applications for a company’s internal-use and independent software vendors (“ISVs”) that develop applications to sell to customers. Traditionally, these developers have needed to purchase, install, test and maintain complex software and hardware infrastructure to develop and deliver their applications. This requirement resulted in more time and resources being spent maintaining infrastructure and less time and resources being available to actually develop applications, with a resulting reduction in innovation and productivity levels.

Cloud platforms enable corporate IT developers and ISVs to leverage the benefits of a multi-tenant platform for developing new applications. Cloud platforms allow developers to build applications using only a browser and an Internet connection, just as cloud applications allow users to use applications through a browser. In addition, developers typically pay no upfront costs when building cloud applications, with costs only to be incurred at the point of application deployment.

Our cloud platforms provide application developers access to new capabilities that can be built into their business applications. These platforms include features popularized by social networking companies, such as profiles, status updates and feeds; and also the capability to extend applications for use on mobile devices.

Our cloud platforms allow both IT departments and ISV developers to use several programming languages to build their applications. While there are many benefits to a language natively associated with a cloud platform, developers are able to use the most popular programming languages on our cloud platforms, such as Java and Ruby, to build their applications. Our cloud platforms support multiple languages to provide developers openness and choice.

Our Solution

Our CRM applications help companies better record, track, manage, analyze and share information regarding sales, customer service and support, and marketing operations. In 2010 we introduced Salesforce Chatter, a private social network for businesses. Our Force.com cloud computing platform, which was introduced in 2007, allows customers and partners to more extensively customize and integrate our applications or build entirely new cloud applications beyond CRM without having to invest in new software, hardware and related infrastructure. These newly developed applications, which run on our infrastructure, can then be used for internal operations or sold to third parties.

We also offer the AppExchange, an online directory for cloud applications, where customers can browse, test-drive and deploy applications from salesforce.com and our partners.

The majority of our subscription and support revenue comes from subscriptions to our core CRM application and Force.com application development platform. In order for customers to install and run custom applications, whether built by themselves or by our partners, they must be a subscriber to our service.

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

•

Ease of integration. Our platform is designed to enable IT professionals to integrate our service with existing applications quickly and seamlessly. Our Force.com platform provides a set of application programming interfaces, or “APIs,” that enable customers and independent developers to both integrate our service with existing third-party, custom, and legacy applications and write their own application services that integrate with our service. For example, many of our customers use the Force.com API to move customer-related data from custom-developed and legacy applications into our service on a periodic basis to provide greater visibility into their activities. Other customers and partners have, for example, developed their own talent management solutions and procurement solutions on the Force.com platform.

•

Rapid development of applications using the Force.com platform. Our customers and third party developers can develop applications rapidly because of the ease of use and the benefits of a multi-tenant platform. We provide the capability for business users to easily customize our applications to suit their specific needs, and also powerful programming language support so developers can code complex applications spanning multiple business processes.

•

Increasing innovation. By providing infrastructure and development environments on demand, we provide developers the opportunity to create new and innovative applications without having to invest in hardware and distribution. A developer with an idea for a new application can log onto our platform, develop, test and support their system on Force.com and make the application accessible for a fee to our customers.

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

•

High levels of user adoption. We have designed our service to be intuitive and easy to use. Since our service contains many tools and features recognizable to users of popular websites such as those of Amazon, Facebook, Google and Twitter, it has a more familiar user interface than typical enterprise CRM applications. As a result, our users do not require substantial training on how to use and benefit from our service.

Our Strategy

Our objective is to be the leading provider of CRM application services. We also want to be the leading cloud computing platform on which our customers and partners build applications.

Key elements of our strategy include:

•

Strengthening our existing CRM applications and extending into new functional areas within CRM. We designed our service to easily accommodate new features and functions. We intend to continue to add CRM features and functionality to our core service that we will make available to customers at no additional charge. We offer advanced editions for an additional subscription fee to customers that require enhanced CRM capabilities. We have a growing portfolio of applications that serve different customer segments and markets. During fiscal 2011 we acquired several companies in complementary businesses, joint ventures, services and technologies in an effort to strengthen and extend our service CRM offerings. We expect to continue to make such investments and acquisitions in the future.

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

•

Deepening relationships with our existing customer base. We believe there is significant opportunity to leverage our relationships with existing customers. As the customer realizes the benefits of our service, we aim to either upgrade our customers to higher priced editions or sell more subscriptions by targeting additional functional areas and business units within the customer organization and ultimately pursuing enterprise-wide deployments. We aim to have our customers renew their subscriptions at the end of their contractual terms and we run customer success and other programs in an effort to secure renewals of existing customers.

•

Continuing to lead the industry transformation to the next phase of cloud computing. We believe that the market transformation to cloud applications and platforms is a growing trend in the information technology industry. With the popularity of social networking websites, new ways to communicate and collaborate based on feeds and status updates have emerged in the enterprise. We believe we have established a leadership position in the enterprise cloud computing industry as a successful vendor of CRM application services, an enabler for third parties to create their own cloud applications through our platform and a developer of cloud computing technologies with social, mobile and open characteristics to provide to enterprise customers around the world.

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

The Salesforce CRM Service

Our comprehensive array of services enable customers and subscribers to systematically record, store, analyze, share, and act upon business data and to help businesses manage customer accounts, track sales leads, evaluate marketing campaigns, and provide post-sales service. We also enable companies to generate reports and summaries of this data and share them with authorized individuals across functional areas. Most of the features of our service can be accessed through a variety of devices, including laptop computers, tablets and mobile devices. Additionally, our service is highly configurable in a short amount of time, enabling our customers to tailor its appearance, policy settings, language, workflow, reports, and other characteristics without the use of significant IT resources or consultants.

Our CRM services are primarily marketed under two brands, the Sales Cloud and the Service Cloud:

•

Sales Cloud. The sales force automation features of our application services are marketed under our Sales Cloud brand. Through the Sales Cloud, users are able to be more productive through the automation of manual and repetitive tasks and access to better and more organized data about their current customers and prospects. Our customers are also able to establish a system and process for recording, tracking, and sharing information about sales opportunities, sales leads, sales forecasts, the sales process, and closed business, as well as managing sales territories. Our customers are also better able to manage unstructured information such as sales collateral, presentations, price lists, and video assets. In addition, the Sales Cloud encompasses partner relationship management functionality (including channel management and partner portals) and marketing automation (including campaigns, ROI tracking, and Google AdWords integration).

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

As of January 31, 2011, we offered five principal service editions: Contact Manager Edition, Group Edition, Professional Edition, Enterprise Edition, and Unlimited Edition. Chatter is included in each Edition. We derived over 90 percent of our revenues from subscriptions to, and support for, our service in fiscal 2011.

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

•

Unlimited Edition. Unlimited Edition is our most fully featured edition, with exclusive features available only in Unlimited Edition and bundled add-on features included at a significant cost saving over the total price of the individual features. In addition to all of the functionality available in Enterprise Edition, Unlimited Edition includes unlimited installations from the AppExchange, increased customization and extension possibilities that customers can implement on their own, Premier Support with Administration and additional storage. In addition to Chatter Unlimited Edition includes all the features of Chatter Plus.

Each of the editions described above entitles customers to our standard customer support services. For advanced customers with more complex business needs, we provide additional levels of fee-based customer support.

In addition to the five editions, we continue to innovate and develop additional products and services as optional add-on subscriptions to better meet different customers’ needs.

Collaboration Cloud

We offer various collaboration cloud products such as Chatter, Chatter Plus, Chatter Mobile, Chatter Free and Chatter.com. Each of these products provides a private and secure corporate social network for companies of all sizes. Chatter is a core attribute of our Force.com platform and its social capabilities are an integral part of each of our service offerings.

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

Professional Services

We offer consulting, implementation and training services to our customers to facilitate the adoption of our enterprise cloud computing CRM application and platform services. Consulting services consist of services such as business process mapping, project management services and guidance on best practices in using our service. Implementation services include systems integration, technical architecture and development, configuration and data conversion as well as developing and delivering customized education programs for our customers. Most of our consulting and implementation engagements are billed on a time and materials basis. We offer a number of traditional classroom and online educational classes that address topics such as implementing, using, administering and developing on our service. We also offer classes for our partners who implement our service on behalf of our customers. We bill the traditional classroom and some of the online educational classes on a per person, per class basis. There is a selection of online educational classes available at no charge to customers who subscribe to our service.

As the reach of our enterprise cloud computing application services has grown, partners and other third party consulting and professional service providers play an integral part in providing these services to our customers.

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

We built our service as a highly scalable, multi-tenant application. We use commercially available hardware and a combination of proprietary and commercially available software to provide our service. The application server is custom-built and runs on a lightweight Java Servlet and Java Server Pages engine. We have custom-built core services such as database connection pooling and user session management tuned to our specific architecture and environment, allowing us to continue to scale our service. We have combined a stateless environment, in which a user is not bound to a single server but can be routed in the most optimal way to any number of servers, with an advanced data caching layer. Our customers can access the service through any Web browser.

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

Our research and development efforts are focused on improving and enhancing the features, functionality and security of our existing service offerings as well as developing new proprietary services such as Force.com and Salesforce Chatter. In addition, from time to time we supplement our internal research and development activities with outside development resources and acquired technology. Because of our multi-tenant architecture, we are able to provide all of our customers with a service based on a single version of our application. We are able to upgrade all of our customers at the same time with each release. As a result, we do not have to maintain multiple versions of our application.

Operations

We currently serve our customers from third-party data center hosting facilities located in the United States and in Singapore. All of our hosting facilities are currently leased from Equinix, Dupont Fabros and NTT, except for offerings added through acquisitions, which are typically served through alternate facilities.

The Equinix, Dupont Fabros and NTT facilities are built to the same critical systems building codes as hospitals and other vital infrastructure. The facilities are secured by around-the-clock guards; biometric access screening and escort controlled access, and are supported by on-site backup generators in the event of a power failure. As part of our current disaster recovery arrangements, all of our customers’ data is currently replicated in near real-time. This strategy is designed to both protect our customers’ data and ensure service continuity in the event of a major disaster. Even with the disaster recovery arrangements, our service could be interrupted.

Our agreements with Equinix, Dupont Fabros and NTT are for them to supply space in its secure facilities as well as power or connection points for power and Internet connectivity. Bandwidth to the Internet is provided by multiple independent companies for all our facilities. We continuously monitor the performance of our service. The monitoring features we have built or licensed include centralized performance consoles, automated load distribution tools and various self-diagnostic tools and program.

Customers

We sell to businesses of all sizes. The number of paying subscriptions at each of our customers ranges from one to tens of thousands. None of our customers accounted for more than 5 percent of our revenues in fiscal 2011, 2010, or 2009.

Sources of Revenue

We generally recognize revenue ratably over the contract terms beginning on the commencement date of each contract. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. The deferred revenue balance on our consolidated balance sheet does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Unbilled deferred revenue was over $1.5 billion as of January 31, 2011 and over $1.0 billion as of January 31, 2010. Unbilled deferred revenue represents future billings under our non-cancelable subscription agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue. We expect that the amount of unbilled deferred revenue will change from year-to-year for several reasons, including the specific timing and duration of large customer subscription agreements, varying billing cycles of subscription agreements, the specific timing of customer renewals, foreign currency fluctuations, the timing of when unbilled deferred revenue is to be recognized as revenue, and changes in customer financial circumstances. For multi-year subscription agreements billed annually, the associated unbilled deferred revenue is typically high at the beginning of the contract period, zero just prior to renewal, and increases if the agreement is renewed. Low unbilled deferred revenue attributable to a particular subscription agreement is often associated with an impending renewal and may not be an indicator of the likelihood of renewal or future revenue from such customer. Accordingly, we expect that the amount of aggregate unbilled deferred revenue will change from year-to-year depending in part upon the number and dollar amount of subscription agreements at particular stages in their renewal cycle. Such fluctuations are not a reliable indicator of future revenues.

Sales, Marketing and Customer Support

We organize our sales and marketing programs by geographic regions, including North America, Europe, and Asia Pacific which includes Japan. Over 30 percent of our revenue comes from customers outside of North America.

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

Our primary marketing activities include:

•	press and industry analyst relations to garner third-party validation and generate positive coverage for our company and product strategy;

•	user conferences and launch events, as well as participation in trade shows and industry events, to create customer awareness and prospect enthusiasm;

•	search engine marketing and advertising to drive traffic to our Web properties;

•	Web site development to engage and educate prospects and generate interest through product information and demonstrations, free trials, case studies, white papers, and marketing collateral;

•	use of social network solutions such as YouTube;

•	email, direct mail, and phone campaigns to capture leads that can be funneled into our sales organization;

•	use of customer testimonials; and

•	sales tools and field marketing events to enable our sales organization to more effectively convert pipeline into completed transactions.

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

We compete primarily with vendors of packaged CRM software and companies offering on-demand CRM applications. We also compete with internally developed applications and face, or expect to face, competition from enterprise software vendors and online service providers who may develop toolsets and products that allow customers to build new applications that run on the customers’ current infrastructure or as hosted services. Our current principal competitors include:

•	enterprise software application vendors;

•	on-demand CRM application service providers;

•	enterprise software application service providers;

•	traditional platform development environment companies; and

•	cloud computing development platform companies.

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

As of January 31, 2011, we have a number of issued U.S. patents and hundreds of pending U.S. and international patent applications. We have received in the past, and may receive in the future, communications from third parties claiming that we have infringed the intellectual property rights of others. The cost to defend or settle these claims could be material to the net income or cash flows or both of a particular quarter. The outcome of any litigation is inherently uncertain. Any intellectual property claims, with or without merit, could be time-consuming and expensive to resolve, could divert management attention from executing our business plan and could require us to change our technology, change our business practices and/or pay monetary damages or enter into short- or long-term royalty or licensing agreements which may not be available in the future at the same terms or at all. In addition, many of our subscription agreements require us to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim. Any adverse determination related to intellectual property claims or litigation could prevent us from offering our service to others, or could otherwise adversely affect our operating results or cash flows or both in a particular quarter.

Employees

As of January 31, 2011, we had 5,306 employees. None of our employees is represented by a labor union.

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

Because our service is complex and we have incorporated a variety of new computer hardware and software which is developed in-house and acquired from third party vendors, our service may have errors or defects that users identify after they begin using it that could result in unanticipated downtime for our subscribers and harm our reputation and our business. Internet-based services frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in our service and new errors in our existing service may be detected in the future. In addition, our customers may use our service in unanticipated ways that may cause a disruption in service for other customers attempting to access their data. Since our customers use our service for important aspects of their business, any errors, defects, disruptions in service or other performance problems with our service could hurt our reputation and may damage our customers’ businesses. If that occurs, customers could elect not to renew, or delay or withhold payment to us, we could lose future sales or customers may make warranty or other claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation.

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

As part of our current disaster recovery arrangements, our production environment and all of our customers’ data is currently replicated in near real-time in a facility located on the east coast of the United States. Companies and products added through acquisition may be temporarily served through alternate facilities. We do not control the operation of any of these facilities, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service. Even with the disaster recovery arrangements, our service could be interrupted.

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

Due to our evolving business model and the unpredictability of future general economic and financial market conditions, we may not be able to accurately forecast our rate of growth. We plan our expense levels and investment on estimates of future revenue and future anticipated rate of growth. We may not be able to adjust our spending quickly enough if the addition of new subscriptions or the renewal rate for existing subscriptions falls short of our expectations.

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

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have received in the past and may receive in the future communications from third parties claiming that we have infringed the intellectual property rights of others. In addition we have been, and may in the future be, sued by third parties for alleged infringement of their proprietary rights. Our technologies may be subject to injunction if they are held to infringe the rights of a third party or we may be required to pay damages or both.

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

Many of our subscription agreements require us to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim. Any adverse determination related to intellectual property claims or litigation could prevent us from offering our service to others, could be material to our net income or cash flows (or both) or could otherwise adversely affect our operating results.

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

•	timing of additional investments in our enterprise cloud computing application and platform services and in our consulting service;

•	changes in deferred revenue balances due to the seasonal nature of our customer invoicing, changes in the average duration of our invoices, rate of renewals and the rate of new business growth;

•	regulatory compliance costs;

•	the timing of customer payments and payment defaults by customers;

•	costs associated with acquisitions of companies and technologies;

•	extraordinary expenses such as litigation or other dispute-related settlement payments;

•	the impact of new accounting pronouncements; and

•	the timing of stock awards to employees and the related adverse financial statement impact of having to expense those stock awards ratably over their vesting schedules.

Many of these factors are outside of our control, and the occurrence of one or more of them might cause our operating results to vary widely. As such, we believe that quarter-to-quarter comparisons of our revenues, operating results and cash flows may not be meaningful and should not be relied upon as an indication of future performance.

Additionally, we may fail to meet or exceed the expectations of securities analysts and investors, and the market price of our common stock could decline. If one or more of the securities analysts who cover us change their recommendation regarding our stock adversely, the market price of our common stock could decline. Moreover, our stock price may be based on expectations, estimates or forecasts of our future performance that may be unrealistic or that may not be met. Further, our stock price may be affected by financial media, including television, radio and press reports and blogs.

Weakened global economic conditions may adversely affect our industry, business and results of operations.

Our overall performance depends in part on worldwide economic conditions. The United States and other key international economies have experienced in the past a downturn in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. These conditions affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our enterprise cloud computing services, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts, or affect renewal rates, all of which could adversely affect our operating results.

As we acquire companies or technologies, they could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results and the value of your investment.

As part of our business strategy, we periodically make investments in, or acquisitions of, complementary businesses, joint ventures, services and technologies, and we expect that we will continue to make such investments and acquisitions in the future. Acquisitions and investments involve numerous risks, including:

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

We rely on computer hardware purchased or leased and software licensed from third parties in order to offer our service, including database software from Oracle Corporation. This hardware and software may not continue to be available at reasonable prices or on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could significantly increase our expenses and otherwise result in delays in the provisioning of our service until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated. Any errors or defects in third-party hardware or software could result in errors or a failure of our service which could harm our business.

If the market for our technology delivery model and enterprise cloud computing services develops more slowly than we expect, our business could be harmed.

The market for enterprise cloud computing application services is not as mature as the market for packaged enterprise software, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of enterprises, large and small, to increase their use of enterprise cloud computing application services in general, and for CRM in particular. Many enterprises have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to an enterprise cloud computing application service. Furthermore, some enterprises may be reluctant or unwilling to use enterprise cloud computing application services because they have concerns regarding the risks associated with security capabilities, among other things, of the technology delivery model associated with these services. If enterprises do not perceive the benefits of enterprise cloud computing application services, then the market for these services may not develop at all, or it may develop more slowly than we expect, either of which would significantly adversely affect our operating results. In addition, we may make errors in predicting and reacting to relevant business trends, which could harm our business. Our success also depends on the willingness of third-party developers to build applications that are complementary to our service. Without the development of these applications, both current and potential customers may not find our service sufficiently attractive. In addition, for those customers who authorize third-party technology partner access to their data, we do not warrant the functionality, security and integrity of the data transmission or processing. Despite contract provisions to protect us, customers may look to us to support and warrant the third-party applications, which may expose us to potential claims, liabilities and obligations for applications we did not develop or sell.

The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.

The market for enterprise CRM business applications and development platforms is highly competitive, rapidly evolving and fragmented, and subject to changing technology, shifting customer needs and frequent introductions of new products and services. We compete primarily with vendors of packaged CRM software and companies offering on-demand CRM applications. We also compete with internally developed applications and face, or expect to face, competition from enterprise software vendors and online service providers who may develop toolsets and products that allow customers to build new applications that run on the customers’ current infrastructure or as hosted services. Our current competitors include:

•	enterprise software application vendors;

•	on-demand CRM application service providers;

•	enterprise software application service providers;

•	traditional platform development environment companies; and

•	cloud computing development platform companies.

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

Our efforts to expand our service beyond the CRM market and to develop our existing service in order to keep pace with technological developments may not succeed and may reduce our revenue growth rate and/or harm our business.

We derive substantially all of our revenue from subscriptions to our CRM enterprise cloud computing application service, and we expect this will continue for the foreseeable future. The market for our Force.com cloud computing platform is relatively new and it is uncertain whether our efforts will ever result in significant revenue for us. Further, the introduction of new services beyond the CRM market may not be successful, and early stage interest and adoption of such new services may not result in long term success or significant revenue for us. Our efforts to expand our service beyond the CRM market may not succeed and may reduce our revenue growth rate.

Additionally, if we are unable to develop enhancements to and new features for our existing service or new services that keep pace with rapid technological developments, our business will be harmed. The success of enhancements, new features and services depends on several factors, including the timely completion, introduction and market acceptance of the feature or edition. Failure in this regard may significantly impair our revenue growth. In addition, because our service is designed to operate on a variety of network hardware and software platforms using a standard browser, we will need to continuously modify and enhance our service to keep pace with changes in Internet-related hardware, software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements or in timely bringing them to market. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development or service delivery expenses. Any failure of our service to operate effectively with future network platforms and technologies could reduce the demand for our service, result in customer dissatisfaction and harm our business.

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

As more of our sales efforts are targeted at larger enterprise customers, our sales cycle may become more time-consuming and expensive, we may encounter pricing pressure and implementation and customization challenges, and we may have to delay revenue recognition for some complex transactions, all of which could harm our business and operating results.

As we target more of our sales efforts at larger enterprise customers, we will face greater costs, longer sales cycles and less predictability in completing some of our sales. In this market segment, the customer’s decision to use our service may be an enterprise-wide decision and, if so, these types of sales would require us to provide greater levels of education regarding the use and benefits of our service, as well as education regarding privacy and data protection laws and regulations to prospective customers with international operations. In addition, larger customers may demand more customization, integration services and features. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to individual customers, driving up costs and time required to complete sales and diverting our own sales and professional services resources to a smaller number of larger transactions, while potentially requiring us to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met.

Professional services may also be performed by a third party or a combination of our own staff and a third party. Our strategy is to work with third parties to increase the breadth of capability and depth of capacity for delivery of these services to our customers. If a customer is not satisfied with the quality of work performed by us or a third party or with the type of services or solutions delivered, then we could incur additional costs to address the situation, the profitability of that work might be impaired, and the customer’s dissatisfaction with our services could damage our ability to obtain additional work from that customer. In addition, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.

Periodic changes of our sales organization can be disruptive and may negatively impact our revenues.

We periodically change and make adjustments to our sales organization in response to market opportunities, competitive threats, management changes, product introductions or enhancements, acquisitions, sales performance, increases in sales headcount, cost levels, and other internal and external considerations. In the past, these changes sometimes resulted in a temporary lack of focus and reduced productivity; these effects could recur in connection with any future sales changes we might undertake and our rate of revenue growth could be negatively affected. In addition, any significant change to the way we structure our compensation of our sales organization may be disruptive and may affect our revenue growth.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expense. Any of our trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. While we have some U.S. patents and many

U.S. and international patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications. In addition, our existing patents and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our service is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

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

In November 2010, we purchased approximately 14 acres of undeveloped real estate in San Francisco, California, including entitlements and improvements associated with the land, which we plan to develop into our global headquarters. We may not realize the anticipated benefits with respect to the purchase and future development of such real estate. We have devoted significant capital resources to the purchase, and we will be required to devote substantial additional resources in the future to building our global headquarters on such land, which may impact our liquidity and financial flexibility. We may not be able to obtain financing for development projects on favorable terms, or at all, or complete construction on schedule or within budget. Any delay or lack of available financing could result in increased constructions costs and debt costs to fund such construction and development. In addition, our development efforts will otherwise be subject to various operational risks. We may not be able to obtain, or may experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations. The construction costs and total investment amounts may exceed any estimates that we formulate, and projects may not be completed, or delivered as planned. Finally, real estate assets are not as liquid as certain other types of assets. In the event that we have a future need to sell this property, we may not be able to do so on favorable terms or at all.

Sales to customers outside the United States expose us to risks inherent in international sales.

Because we sell our service throughout the world, we are subject to risks and challenges that we would otherwise not face if we conducted our business only in the United States. For example, sales in Europe and Asia Pacific together represented approximately 30 percent of our total revenues for the year ended January 31, 2011, and we intend to continue to expand our international sales efforts. The risks and challenges associated with sales to customers outside the United States include:

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

From time to time, we may become defendants in legal proceedings about which we are unable to assess our exposure and which could become significant liabilities upon judgment.

We may become defendants in legal proceedings from time to time. Companies in our industry have been subject to claims related to patent infringement and product liability, as well as contract and employment-related claims. We may not be able to accurately assess the risk related to these suits, and we may be unable to accurately assess our level of exposure.

Privacy concerns and laws, evolving regulation of the Internet and other domestic or foreign regulations may reduce the effectiveness of our solution and adversely affect our business.

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

For example, in the United States regulations such as the Gramm-Leach-Bliley Act, which protects and restricts the use of consumer credit and financial information, and the Health Insurance Portability and Accountability Act of 1996, which regulates the use and disclosure of personal health information, impose significant requirements and obligations on businesses that may affect the use and adoption of our service. The European Union has also adopted a data privacy directive that requires member states to impose restrictions on the collection and use of personal data that, in some respects, are more stringent, and impose more significant burdens on subject businesses, than current privacy standards in the United States.

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

We may lose key members of our management team and development and operations personnel, or may be unable to attract and retain employees we need to support our operations and growth.

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

•

the issuance of shares of common stock by us, whether in connection with an acquisition, a capital raising transaction or upon conversion of some or all of our outstanding $575.0 million of 0.75% convertible senior notes due January 15, 2015 (the “Notes”); and

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

Provisions in our amended and restated certificate of incorporation and bylaws, Delaware law and our outstanding Notes might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the market price of our common stock.

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

In addition, the fundamental change purchase rights applicable to our convertible notes, which will allow note holders to require us to purchase all or a portion of their Notes upon the occurrence of a fundamental change, and the provisions requiring an increase to the conversion rate for conversions in connection with a make-whole fundamental change may in certain circumstances delay or prevent a takeover of us and the removal of incumbent management that might otherwise be beneficial to investors.

Our debt service obligations may adversely affect our financial condition and cash flows from operations.

As a result of our sale of the Notes in January 2010, we have a higher level of debt compared to historical periods. Our maintenance of this indebtedness could have important consequences because:

•	it may impair our ability to obtain additional financing in the future;

•	an increased portion of our cash flows from operations may have to be dedicated towards repaying the principal in 2015 or earlier if necessary; and

•	it may make us more vulnerable to downturns in our business, our industry or the economy in general.

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

The trading price of the Notes may be significantly affected by the market price of our common stock, which may be volatile, the general level of interest rates and our credit quality.

Because the Notes are convertible into cash equal to the principal amount of the Notes, and at our election, cash and/or shares of the Company’s common stock for any amounts in excess of the principal amounts, the market price of our common stock may significantly affect the trading price of the Notes. See “The market price of our common stock is likely to be volatile and could subject us to litigation” above.

In addition, the general level of interest rates and our credit quality may significantly affect the trading price of the Notes.

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

In addition, the hedge counterparties are financial institutions or affiliates of financial institutions, and we will be subject to the risk that these hedge counterparties may default under the convertible note hedge transactions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our executive offices and principal office for domestic marketing, sales, professional services and development occupy over 625,000 square feet in the San Francisco Bay Area under leases that expire at various times through July 2020. We also lease space in various locations throughout the United States for local sales and professional services personnel. Our foreign subsidiaries lease office space for their operations including local sales and professional services personnel. In November 2010, we purchased approximately 14 acres of undeveloped land in San Francisco, California including entitlements and improvements associated with the land, and perpetual parking rights in an existing garage. We plan to use the land to build a facility that will become our new global headquarters.

We believe that our existing facilities and offices are adequate to meet our current requirements. See Note 8, “Commitments,” in the Notes to the Consolidated Financial Statements for more information about our lease commitments. If we require additional space, we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various legal proceedings arising from the normal course of business activities, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. We make a provision for a liability relating to legal proceedings when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. In management’s opinion, resolution of these matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or financial position. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect our future results of operations or cash flows or both.

Many of our subscription agreements require us to indemnify our customers for third-party intellectual property infringement claims, which could increase the cost to us of an adverse ruling on such a claim. Any adverse determination related to intellectual property claims or litigation could prevent us from offering our service to others, could be material to our net income or cash flows or both or could otherwise adversely affect our operating results.

ITEM 4.	RESERVED

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding our current executive officers (in alphabetical order):

Name	Age	Position
Marc Benioff	46	Chairman of the Board of Directors and Chief Executive Officer
Parker Harris	44	Executive Vice President, Technology
George Hu	36	Executive Vice President, Platform and Marketing
David Schellhase	47	Executive Vice President, Legal
Graham Smith	51	Executive Vice President and Chief Financial Officer
Frank van Veenendaal	51	President, Worldwide Sales and Services

Marc Benioff co-founded salesforce.com in February 1999 and has served as Chairman of the Board of Directors since inception. He has served as Chief Executive Officer since November 2001. From 1986 to 1999, Mr. Benioff was employed at Oracle Corporation where he held a number of positions in sales, marketing and product development, lastly as a Senior Vice President. Mr. Benioff also serves as Chairman of the Board of

Directors of the salesforce.com/foundation. Mr. Benioff received a Bachelor of Science in Business Administration (B. S. B. A.) from the University of Southern California, where he recently joined the Board of Trustees.

Parker Harris co-founded salesforce.com in February 1999 and served in senior technical positions since inception. Since December 2004, Mr. Harris has served as our Executive Vice President, Technology. From October 1996 to February 1999, Mr. Harris was a Vice President at Left Coast Software, a Java consulting firm he co-founded. Mr. Harris received a B.A. from Middlebury College.

George Hu has served as our Executive Vice President, Platform and Marketing, since August 2010. Previously, Mr. Hu served as our Executive Vice President, Marketing and Alliances from February 2009 to August 2010, our Executive Vice President, Marketing, Applications and Education from December 2007 to February 2009, our Chief Marketing Officer from October 2006 through December 2007, our Senior Vice President and General Manager, Applications from January to October 2006 and our Vice President, Product Marketing from October 2004 to January 2006. Mr. Hu has also served in various management positions in marketing since joining salesforce.com in March 2002. Mr. Hu received an A.B. from Harvard College and an M.B.A. from Stanford University.

David Schellhase has served as our Executive Vice President, Legal since March 2010. Previously, Mr. Schellhase served as our Senior Vice President and General Counsel from December 2004 to March 2010 and as our Vice President and General Counsel from July 2002 to December 2004. From December 2000 to June 2002, Mr. Schellhase was an independent legal consultant and authored a treatise entitled Corporate Law Department Handbook. Previously, he served as General Counsel at Linuxcare, Inc., The Vantive Corporation and Premenos Technology Corp. Mr. Schellhase received a B.A. from Columbia University and a J.D. from Cornell University.

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

Frank van Veenendaal has served as our President, Worldwide Sales and Services since October 2009. Prior to this position, he was our Chief Sales Officer and President, Worldwide Sales from September 2008 to October 2009, our President, Global Corporate Sales and North American Operations from December 2007 to September 2008 and our President, Worldwide Corporate Sales and Services from February 2007 to December 2007. Since joining us in 2001, Mr. van Veenendaal has also served in various sales management positions, including Senior Vice President, North America Sales. From 1995 to 2001, Mr. van Veenendaal was Senior Vice President of Sales of Actuate Corporation, a software company. Mr. van Veenendaal received a B.S. from Rensselaer Polytechnic Institute.

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

	High	Low
Fiscal year ending January 31, 2011
First quarter	$88.70	$62.08
Second quarter	$100.07	$77.52
Third quarter	$123.14	$96.41
Fourth quarter	$150.58	$110.15

Fiscal year ending January 31, 2010
First quarter	$42.81	$25.77
Second quarter	$45.13	$35.57
Third quarter	$63.49	$44.30
Fourth quarter	$74.82	$57.81

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

Stockholders

As of January 31, 2011 there were 123 registered stockholders of record of our common stock, including The Depository Trust Company, which holds shares of salesforce.com common stock on behalf of an indeterminate number of beneficial owners.

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

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and the Nasdaq Computer & Data Processing Index for the period beginning on June 23, 2004 (the date our common stock commenced trading on the New York Stock Exchange) through January 31, 2011, assuming an initial investment of $100. Data for the Standard & Poor’s 500 Index and the Nasdaq Computer & Data Processing Index assume reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Comparison of Cumulative Total Return of salesforce.com, inc.

	6 /23/2004	1/31/2005	1/31/2006	1/31/2007	1/31/2008	1/31/2009	1/31/2010	1/31/2011
salesforce.com	100.00	124.55	373.18	398.45	471.91	241.91	577.73	1,174.00
S&P 500 Index	100.00	103.25	111.89	125.71	120.50	72.19	93.86	112.42
Nasdaq Computer & Data Processing Index	100.00	100.45	111.93	116.62	117.84	71.02	116.00	153.34

Recent Sales of Unregistered Securities

None

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operation, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for fiscal 2011, 2010, and 2009, and the selected consolidated balance sheet data as of January 31, 2011 and 2010 are derived from, and are qualified by reference to, the audited consolidated financial statements and are included in this Form 10-K. The consolidated statement of operations data for fiscal 2008 and 2007 and the consolidated balance sheet data as of January 31, 2009, 2008 and 2007 are derived from audited consolidated financial statements which are not included in this Form 10-K.

(in thousands, except per share data)	Fiscal Year Ended January 31,
	2011	2010	2009(3)	2008(3)	2007(3)
Consolidated Statement of Operations:
Revenues:
Subscription and support	$1,551,145	$1,209,472	$984,574	$680,581	$451,660
Professional services and other	105,994	96,111	92,195	68,119	45,438

Total revenues	1,657,139	1,305,583	1,076,769	748,700	497,098
Cost of revenues (1):
Subscription and support	208,243	159,172	127,082	91,268	61,457
Professional services and other	115,570	98,753	93,389	80,323	57,433

Total cost of revenues	323,813	257,925	220,471	171,591	118,890

Gross profit	1,333,326	1,047,658	856,298	577,109	378,208
Operating expenses (1):
Research and development	187,887	131,897	99,530	63,812	44,614
Marketing and sales	792,029	605,199	534,413	376,480	252,935
General and administrative	255,913	195,290	158,613	116,508	84,257

Total operating expenses	1,235,829	932,386	792,556	556,800	381,806
Income (loss) from operations	97,497	115,272	63,742	20,309	(3,598)
Investment income	37,735	30,408	22,774	24,539	14,975
Interest expense	(24,909)	(2,000)	(107)	(46)	(191)
Gain on sale of investment	0	0	0	1,272	0
Other income (expense)	(6,025)	(1,299)	(817)	139	1,310

Income before provision for income taxes and noncontrolling interest	104,298	142,381	85,592	46,213	12,496
Provision for income taxes	(34,601)	(57,689)	(37,557)	(23,385)	(9,795)

Consolidated net income	69,697	84,692	48,035	22,828	2,701
Less: net income attributable to noncontrolling interest	(5,223)	(3,973)	(4,607)	(4,472)	(2,220)

Net income attributable to salesforce.com	$64,474	$80,719	$43,428	$18,356	$481

Net earnings per share—basic and diluted:
Basic net income per share attributable to salesforce.com common shareholders	$0.50	$0.65	$0.36	$0.16	$0.00
Diluted net income per share attributable to salesforce.com common shareholders	$0.47	$0.63	$0.35	$0.15	$0.00
Shares used in computing basic net income per share	130,222	124,462	121,183	116,840	112,386
Shares used in computing diluted net income per share	136,598	128,114	125,228	122,422	120,154

(1)	Cost of revenues and operating expenses include stock-based expenses, consisting of:

	Fiscal Year Ended January 31,
	2011	2010	2009	2008	2007
Cost of revenues	$12,158	$12,570	$11,051	$7,926	$5,522
Research and development	18,897	13,129	9,852	6,336	4,523
Marketing and sales	56,451	39,722	36,028	25,423	18,392
General and administrative	32,923	23,471	20,435	15,522	10,768

	As of January 31,
	2011	2010	2009(3)	2008(3)	2007(3)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$1,407,557	$1,727,048	$882,565	$669,800	$412,512
(Negative) working capital	(201,542)	798,029	301,591	134,894	45,905
Total assets	3,091,165	2,460,201	1,479,822	1,089,593	664,832
Long-term obligations excluding deferred revenue and noncontrolling interest (2)	516,506	481,234	20,106	10,601	1,408
Retained earnings (deficit)	171,035	106,561	25,842	(17,586)	(35,633)
Total stockholders’ equity controlling interest	1,276,491	1,043,802	671,784	452,059	281,791

(2)	Long-term obligations excluding deferred revenue and noncontrolling interest includes the 0.75% convertible senior notes issued in January 2010.
(3)	Includes the effects of the retrospective adoption of the accounting guidance involving the presentation of noncontrolling interest. We adopted the accounting guidance in the first quarter of fiscal 2010.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements, including, without limitation, our expectations and statements regarding our outlook and future revenues, expenses, results of operations, liquidity, plans, strategies and objectives of management and any assumptions underlying any of the foregoing. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future actual results to differ materially from our recent results or those projected in the forward-looking statements include, but are not limited to, those discussed in the section titled of this Annual Report on Form 10-K “Risk Factors.” Except as required by law, we assume no obligation to update the forward-looking statements or our risk factors for any reason.

Overview

We are a leading provider of enterprise cloud computing applications. We provide a comprehensive customer and collaboration relationship management, or CRM, service to businesses of all sizes and industries worldwide and we provide a technology platform for customers and developers to build and run business applications.

We were founded in February 1999 and began offering our enterprise CRM application service in February 2000. Since then, we have augmented our CRM service with new editions and enhanced features. We introduced our Force.com platform to customers and developers so they can build complementary applications to extend beyond CRM. In 2010 we introduced our AppExchange directory of enterprise cloud computing applications that are integrated with our CRM service and in most cases have been developed on our platform by third parties. We also introduced Chatter, a collaboration application for the enterprise to connect and share information securely and in real-time.

Our objective is to be the leading provider of CRM application services and to be the leading platform on which our customers and partners build cloud computing applications. Key elements of our strategy include:

•	Strengthening our existing CRM applications and extending into new functional areas within CRM;

•	Pursuing new customers and new territories aggressively;

•	Deepening relationships with our existing customer base;

•	Continuing to lead the industry transformation to the next phase of cloud computing; and

•	Encouraging the development of third-party applications on our Force.com cloud computing platform.

We believe the factors that will influence our ability to achieve our objectives include our prospective customers’ willingness to migrate to an enterprise cloud computing application service; the performance and security of our service; our ability to continue to release, and gain customer acceptance of, new and improved features; our ability to successfully integrate acquired businesses and technologies; successful customer adoption and utilization of our service; acceptance of our service in markets where we have few customers; the emergence of additional competitors in our market and improved product offerings by existing and new competitors; the location of new data centers; third-party developers’ willingness to develop applications on our platform; and general economic conditions which could affect our customers’ ability and willingness to purchase our application service, delay the customers’ purchasing decision or affect renewal rates.

To address these factors, we will need to, among other things, continue to add substantial numbers of paying subscriptions, upgrade our customers to fully featured versions such as our Unlimited Edition, provide high quality technical support to our customers and encourage the development of third-party applications on our Force.com platform. We plan to invest for future growth by expanding our data center capacity. We also plan to hire additional personnel, particularly in direct sales, other customer-related areas and research and development. As part of our growth plans, we intend to continue focus on retaining customers at the time of renewal.

Additionally, we plan to: expand our domestic and international selling and marketing activities; continue to develop our brands; add additional distribution channels; increase our research and development activities to upgrade and extend our service offerings; develop new services and technologies and integrate acquired technologies; and add to our global infrastructure to support our growth. We also regularly evaluate acquisitions or investment opportunities in complementary businesses, joint ventures, services and technologies in an effort to expand our service offerings. We expect to continue to make such investments and acquisitions in the future. As such, we plan to reinvest a significant portion of our incremental revenue in fiscal 2012 to grow our business and continue our leadership role in the cloud computing industry. We expect diluted earnings per share for fiscal 2012 to be significantly lower than diluted earnings per share for fiscal 2011.

In November 2010, we paid $278.0 million in cash for approximately 14 acres of undeveloped real estate in San Francisco, California, including entitlements and improvements associated with the land, and perpetual parking rights in an existing garage, which we plan to develop into our global headquarters.

During fiscal 2011 we acquired several companies to strengthen and extend our service offerings. We spent approximately $403.3 million, net of cash acquired, for these companies.

In December 2000, we established a Japanese joint venture, Kabushiki Kaisha salesforce.com (“Salesforce Japan”), with SunBridge, Inc., a Japanese corporation, to assist with our sales efforts in Japan. During fiscal 2011, we acquired SunBridge’s and other shareholders’ interest in, and increased our ownership from 72 percent to 100 percent of, Salesforce Japan for cash payments totaling $172.0 million.

In fiscal 2010, we issued at par $575.0 million 0.75% convertible senior notes (“notes”) due on January 15, 2015. For 20 trading days during the 30 consecutive trading days ended January 31, 2011, our common stock traded at a price exceeding 130% of the conversion price of $85.36 per share applicable to the Notes. Accordingly, based on the terms of the Notes, the Notes are convertible at the holders’ option for the quarter ending April 30, 2011. Upon conversion of any Notes, we will deliver cash up to the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock, cash, or a combination of both. Therefore, for the quarter ending April 30, 2011, the Notes will be reclassified to a current liability on our consolidated balance sheet.

We expect marketing and sales costs, which were 48 percent of our total revenues for fiscal 2011 and 46 percent for the same period a year ago, to continue to represent a substantial portion of total revenues in the future as we seek to add and manage more paying subscribers, and build greater brand awareness.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2011, for example, refer to the fiscal year ended January 31, 2011.

Sources of Revenues

We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our enterprise cloud computing application service, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) related professional services and other revenues consisting primarily of training fees. Subscription and support revenues accounted for approximately 94 percent of our total revenues during fiscal 2011. Subscription revenues are driven primarily by the number of paying subscribers of our service, varying service types of offering and the subscription price of our service. We define a “customer” as a separate and distinct buying entity (e.g., a company, a distinct business unit of a large corporation, a partnership, etc.) that has entered into a contract to access our enterprise cloud computing service. We define a “subscription” as a unique user account purchased by a customer for use by its employees or other customer-authorized users, and each such user is who we call a “subscriber.” The number of paying subscriptions at each of our customers ranges from one to tens of thousands. None of our customers accounted for more than 5 percent of our revenues during fiscal 2011, 2010, or 2009.

Subscription and support revenues are recognized ratably over the contract terms beginning on the commencement dates of each contract. The typical subscription and support term is 12 to 24 months, although terms range from one to 60 months. Our subscription and support contracts are non-cancelable, though customers typically have the right to terminate their contracts for cause if we materially fail to perform. We generally invoice our customers in advance, in annual or quarterly installments, and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue, or in revenue depending on whether the revenue recognition criteria have been met. In general, we collect our billings in advance of the subscription service period.

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

We generally recognize revenue ratably over the contract terms beginning on the commencement date of each contract. In determining whether professional services can be accounted for separately from subscription and support revenues, we consider a number of factors, which are described in “Critical Accounting Policies and Estimates—Revenue Recognition” below. As we introduce new service offerings, we may not be able to establish objective and reliable evidence of fair value for these elements of our sales arrangements. As a result, when the professional services are sold together with subscription services that do not have objective and reliable evidence of fair value, the professional services fees cannot be accounted for separately, and the entire arrangement is accounted for as a single unit of accounting. In such situations, we recognize the entire arrangement fee ratably over the term of the subscription contract. Approximately 6 percent of our total deferred revenue as of January 31, 2011 and 2010 respectively, related to deferred professional services revenue. At the start of fiscal 2012 we will be adopting the provisions of ASU 2009-13. Adopting this provision will change our accounting for multiple-element arrangements, see Recent Accounting Pronouncement.

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

(in thousands)	April 30, 2010	July 31, 2010	October 31, 2010	January 31, 2011
Fiscal 2011
Accounts receivable, net	$183,612	$228,550	$258,764	$426,943
Deferred revenue, current and noncurrent	664,529	683,019	694,557	934,941

	April 30, 2009	July 31, 2009	October 31, 2009	January 31, 2010
Fiscal 2010
Accounts receivable, net	$145,869	$168,842	$191,297	$320,956
Deferred revenue, current and noncurrent	549,373	549,010	545,435	704,348

	April 30, 2008	July 31, 2008	October 31, 2008	January 31, 2009
Fiscal 2009
Accounts receivable, net	$143,909	$146,982	$157,680	$266,555
Deferred revenue, current and noncurrent	470,297	479,546	469,534	594,026

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of subscription and support revenues primarily consists of expenses related to hosting our service and providing support, the costs of data center capacity, depreciation or operating lease expense associated with computer equipment, allocated overhead and amortization expense associated with capitalized software related to our application service and acquired technology. We allocate overhead such as rent and occupancy charges based on headcount. Employee benefit costs and taxes are allocated based upon a percentage of total compensation expense. As such, general overhead expenses are reflected in each cost of revenue and operating expense category. Cost of professional services and other revenues consists primarily of employee-related costs associated with these services, including stock-based expenses, the cost of subcontractors and allocated overhead. The cost of providing professional services is significantly higher as a percentage of revenue than for our enterprise cloud computing subscription service due to the direct labor costs and costs of subcontractors.

We intend to continue to invest additional resources in our enterprise cloud computing application service. For example, we plan to open additional data centers in the future. Additionally, as we acquire new businesses and technologies, the amortization expense associated with this activity will be included in cost of revenues. The timing of these additional expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in the affected periods.

Research and Development. Research and development expenses consist primarily of salaries and related expenses, including stock-based expenses, the costs of our development and test data center and allocated overhead. We continue to focus our research and development efforts on adding new features and services, integrating acquired technologies, increasing the functionality and enhancing the ease of use of our enterprise cloud computing application service. Our proprietary, scalable and secure multi-tenant architecture enables us to provide all of our customers with a service based on a single version of our application. As a result, we do not have to maintain multiple versions, which enables us to have relatively lower research and development expenses as compared to traditional enterprise software companies. We expect that in the future, research and development expenses will increase in absolute dollars as we upgrade and extend our service offerings, develop new technologies and integrate acquired businesses and technologies.

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

Stock-Based Expenses. Our cost of revenues and operating expenses include stock-based expenses related to option and stock awards to employees and non-employee directors. We recognize our share-based payments as an expense in the statement of operations based on their fair values and vesting periods. If our grant activity remains consistent and our stock price increases in the future, stock-based expenses will rise. These charges have been significant in the past and we expect that they will increase as we hire more employees and seek to retain existing employees.

Joint Venture

In December 2000, we established a Japanese joint venture, Kabushiki Kaisha salesforce.com (“Salesforce Japan”), with SunBridge, Inc., a Japanese corporation, to assist us with our sales efforts in Japan. During fiscal 2011, we acquired SunBridge’s and other shareholders’ interest in, and increased our ownership from 72 percent to 100 percent of, Salesforce Japan. As a result of our purchase of the shares held by SunBridge, the joint venture agreement terminated according to its terms. As we did not obtain 100 percent ownership until the fourth quarter of fiscal 2011, we recorded a noncontrolling interest in our consolidated statement of operations for fiscal 2011, which reflects the interest that we did not control in Salesforce Japan’s results in fiscal 2011 and all prior years presented.

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence of fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, we recognize the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations we defer the direct costs of the consulting arrangement and amortize those costs over the same time period as the consulting revenue is recognized. The deferred cost on our consolidated balance sheet totaled $28.1 million at January 31, 2011 and $19.1 million at January 31, 2010. Such amounts are included in prepaid expenses and other current assets and other assets, net.

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

During fiscal 2011, we deferred $121.2 million of commission expenditures and we amortized $80.2 million to sales expense. During the same period a year ago, we deferred $82.3 million of commission expenditures and we amortized $63.9 million to sales expense. Deferred commissions on our consolidated balance sheet totaled $116.6 million at January 31, 2011 and $75.5 million at January 31, 2010.

Business Combinations. We recognize separately from goodwill the fair value of assets acquired and the liabilities assumed. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. We use the best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date. Our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly and record any adjustments to the preliminary estimates to goodwill provided that we are within the measurement period and we continue to collect information in order to determine their estimated fair values as of the date of acquisition. Subsequent to the measurement period or our final determination of the tax allowance’s or contingency’s estimated value, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in the consolidated statement of operations.

Accounting for Stock-Based Awards. We recognize the fair value of our stock awards on a straight-line basis over the requisite service period of the award which is the vesting term of four years.

We recognized stock-based expense of $120.4 million, or 7 percent of revenue, during fiscal 2011. The requirement to expense stock-based awards will continue to materially reduce our reported results of operations. As of January 31, 2011, we had an aggregate of $559.8 million of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. We currently expect this stock compensation balance to be amortized as follows: $195.1 million during fiscal 2012; $157.9 million during fiscal 2013; $129.6 million during fiscal 2014; $76.8 million during fiscal 2015 and $0.4 million during fiscal 2016. These amounts reflect only outstanding stock awards as of January 31, 2011 and assume no forfeiture activity. We expect to continue to issue share-based awards to our employees in future periods, which will increase the stock compensation amortization in such future periods.

We recognize as an operating expense the payroll and social tax costs, as applicable by jurisdiction, when stock options are exercised. The impact of stock-based expense in the future is dependent upon, among other things, the timing of when we hire additional employees, the effect of long-term incentive strategies involving stock awards in order to continue to attract and retain employees, the total number of stock awards granted, the fair value of the stock awards at the time of grant, changes in estimated forfeiture assumption rates and the tax benefit that we may or may not receive from stock-based expenses. Additionally, we are required to use an option-pricing model to determine the fair value of stock option awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards.

As of January 31, 2011, there were 3.2 million restricted stock awards and units outstanding. We plan to continue awarding restricted stock to our employees in the future. The restricted stock, which upon vesting entitles the holder to one share of common stock for each restricted stock, has an exercise price of $0.001 per share, which is equal to the par value of our common stock, and vest over 4 years. The fair value of the restricted stock is based on our closing stock price on the date of grant, and compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period.

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

Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses as a result of acquisitions, the calculation of deferred tax assets and liabilities, and changes in tax laws and accounting principles.

Results of Operations

The following tables set forth selected data for each of the periods indicated (in thousands).

	Fiscal Year Ended January 31,
	2011	2010	2009 (1)
Revenues:
Subscription and support	$1,551,145	$1,209,472	$984,574
Professional services and other	105,994	96,111	92,195

Total revenues	1,657,139	1,305,583	1,076,769

Cost of revenues:
Subscription and support	208,243	159,172	127,082
Professional services and other	115,570	98,753	93,389

Total cost of revenues	323,813	257,925	220,471
Gross profit	1,333,326	1,047,658	856,298
Operating expenses:
Research and development	187,887	131,897	99,530
Marketing and sales	792,029	605,199	534,413
General and administrative	255,913	195,290	158,613

Total operating expenses	1,235,829	932,386	792,556
Income from operations	97,497	115,272	63,742
Investment income	37,735	30,408	22,774
Interest expense	(24,909)	(2,000)	(107)
Other expense	(6,025)	(1,299)	(817)

Income before provision for income taxes and noncontrolling interest	104,298	142,381	85,592
Provision for income taxes	(34,601)	(57,689)	(37,557)

Consolidated net income	69,697	84,692	48,035
Less: Net income attributable to noncontrolling interest	(5,223)	(3,973)	(4,607)

Net income attributable to salesforce.com	$64,474	$80,719	$43,428

	As of January 31,
	2011	2010
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$1,407,557	$1,727,048
Deferred revenue, current and noncurrent	934,941	704,348

(1)	Includes the effects of the retrospective adoption of the accounting guidance involving the presentation guidance of noncontrolling interest. We adopted the accounting guidance in the first quarter of fiscal 2010.

	Fiscal Year Ended January 31,
	2011	2010	2009
Revenues by geography:
Americas	$1,135,019	$923,823	$776,495
Europe	291,784	232,367	190,685
Asia Pacific	230,336	149,393	109,589

	$1,657,139	$1,305,583	$1,076,769

Cost of revenues and operating expenses include the following amounts related to stock-based awards.

	Fiscal Year Ended January 31,
	2011	2010	2009
Stock-based expenses:
Cost of revenues	$12,158	$12,570	$11,051
Research and development	18,897	13,129	9,852
Marketing and sales	56,451	39,722	36,028
General and administrative	32,923	23,471	20,435

Cost of revenues and marketing and sales expenses include the following amounts related to amortization of purchased intangibles.

	Fiscal Year Ended January 31,
	2011	2010	2009
Amortization of purchased intangibles:
Cost of revenues	$15,459	$8,010	$6,980
Marketing and sales	4,209	3,241	1,895

The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Fiscal Year Ended January 31,
	2011	2010	2009
Revenues:
Subscription and support	94%	93%	91%
Professional services and other	6	7	9

Total revenues	100	100	100

Cost of revenues:
Subscription and support	13	12	12
Professional services and other	7	8	8

Total cost of revenues	20	20	20

Gross profit	80	80	80
Operating expenses:
Research and development	11	10	9
Marketing and sales	48	46	50
General and administrative	15	15	15

Total operating expenses	74	71	74
Income from operations	6	9	6
Investment income	2	2	2
Interest expense	(2)	0	0
Other expense	0	0	0

Income before provision for income taxes and noncontrolling interest	6	11	8
Provision for income taxes	(2)	(5)	(4)

Consolidated net income	4	6	4
Less: Net income attributable to noncontrolling interest	0	0	0

Net income attributable to salesforce.com	4%	6%	4%

	Fiscal Year Ended January 31,
	2011	2010	2009
Revenues by geography:
Americas	68%	71%	72%
Europe	18	18	18
Asia Pacific	14	11	10

	100%	100%	100%

	Fiscal Year Ended January 31,
	2011	2010	2009
Stock-based expenses:
Cost of revenues	1%	1%	1%
Research and development	1	1	1
Marketing and sales	3	3	3
General and administrative	2	2	2

Fiscal Years Ended January 31, 2011 and 2010

Revenues.

	Fiscal Year Ended January 31,		Variance
(In thousands)	2011	2010	Dollars	Percent
Subscription and support	$1,551,145	$1,209,472	$341,673	28%
Professional services and other	105,994	96,111	9,883	10%

Total revenues	$1,657,139	$1,305,583	$351,556	27%

Total revenues were $1.7 billion for fiscal 2011, compared to $1.3 billion during the same period a year ago, an increase of $351.6 million, or 27 percent. Subscription and support revenues were $1.6 billion, or 94 percent of total revenues, for fiscal 2011, compared to $1.2 billion, or 93 percent of total revenues, during the same period a year ago. The increase in subscription and support revenues was due primarily to new customers, upgrades and additional subscriptions from existing customers and improved renewal rates as compared to a year ago. The price per user per month for our three primary offerings, Professional Edition, Enterprise Edition and Unlimited Edition, in fiscal 2011 has remained substantially consistent relative to fiscal 2010. Professional services and other revenues were $106.0 million, or 6 percent of total revenues, for fiscal 2011, compared to $96.1 million, or 7 percent of total revenues, for the same period a year ago. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers.

Revenues in Europe and Asia Pacific accounted for $522.1 million, or 32 percent of total revenues, for fiscal 2011, compared to $381.8 million, or 29 percent of total revenues, during the same period a year ago, an increase of $140.3 million, or 37 percent. The increase in revenues outside of the Americas was the result of the increasing acceptance of our service, and our focus on marketing our service internationally. Additionally, the value of the U.S. dollar relative to foreign currencies contributed to a slight decrease in U.S. dollar revenues outside of the Americas for fiscal 2011 as compared to the same period a year ago. The foreign currency impact had the effect of reducing our aggregate revenues by $7.6 million compared to the same period a year ago. As part of our overall growth, we expect the percentage of our revenue generated outside of the Americas to continue to increase as a percentage of our total revenues world wide.

Cost of Revenues.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2011	2010
Subscription and support	$208,243	$159,172	$49,071
Professional services and other	115,570	98,753	16,817

Total cost of revenues	$323,813	$257,925	$65,888

Percent of total revenues	20%	20%

Cost of revenues was $323.8 million, or 20 percent of total revenues, during fiscal 2011, compared to $257.9 million, or 20 percent of total revenues, during the same period a year ago, an increase of $65.9 million. The increase in absolute dollars was primarily due to an increase of $22.6 million in employee-related costs, an increase of $9.2 million in service delivery costs, primarily due to our efforts in increasing data center capacity, an increase of $16.6 million in depreciation and amortization expenses, an increase of $13.2 million in outside subcontractor and other service costs, and an increase of $3.6 million in allocated overhead, offset by a decrease of $0.4 million in stock based expenses. The cost of professional services and other revenues exceeded the related revenue during fiscal 2011 by $9.6 million as compared to $2.6 million during fiscal 2010, primarily due to an increase in the cost related to professional services headcount.

We intend to continue to invest additional resources in our enterprise cloud computing application service. The timing of these additional expenses, will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues in future periods.

We expect the cost of professional services to continue to exceed revenue from professional services during fiscal 2012. We believe that this investment in professional services facilitates the adoption of our application service.

Research and Development.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2011	2010
Research and development	$187,887	$131,897	$55,990
Percent of total revenues	11%	10%

Research and development expenses were $187.9 million, or 11 percent of total revenues, during fiscal 2011, compared to $131.9 million, or 10 percent of total revenues, during the same period a year ago, an increase of $56.0 million. The increase in absolute dollars was due to an increase of $42.0 million in employee-related costs, an increase of $5.8 million in stock-based expenses, and an increase of $5.6 million in allocated overhead. We increased our research and development headcount by 47 percent since January 31, 2010 in order to upgrade and extend our service offerings and develop new technologies. Some of the increase in headcount was due to acquired businesses.

Marketing and Sales.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2011	2010
Marketing and sales	$792,029	$605,199	$186,830
Percent of total revenues	48%	46%

Marketing and sales expenses were $792.0 million, or 48 percent of total revenues, during fiscal 2011, compared to $605.2 million, or 46 percent of total revenues, during the same period a year ago, an increase of $186.8 million. The increase in absolute dollars was primarily due to increases of $143.1 million in employee-related costs, $16.7 million in stock-based expenses, $12.1 million in advertising costs and marketing and event costs, $1.0 million in depreciation and amortization, and $12.6 million in allocated overhead. Our marketing and sales headcount increased by 34 percent since January 31, 2010 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. Some of the increase in headcount was due to acquired businesses.

General and Administrative.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2011	2010
General and administrative	$255,913	$195,290	$60,623
Percent of total revenues	15%	15%

General and administrative expenses were $255.9 million, or 15 percent of total revenues, during fiscal 2011, compared to $195.3 million, or 15 percent of total revenues, during the same period a year ago, an increase of $60.6 million. The increase was primarily due to increases of $46.8 million in employee-related costs, $9.5 million in stock-based expenses, and increases in depreciation and amortization, service delivery costs, and professional and outside service costs. Our general and administrative headcount increased by 30 percent since January 31, 2010 as we added personnel to support our growth.

Income from operations.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2011	2010
Income from operations	$97,497	$115,272	$(17,775)
Percent of total revenues	6%	9%

Income from operations during fiscal 2011 was $97.5 million and included $120.4 million of stock-based expenses and $19.7 million of amortization of purchased intangibles. During the same period a year ago, operating income was $115.3 million and included $88.9 million of stock-based expenses and $11.3 million of amortization of purchased intangibles.

Investment income.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2011	2010
Investment income	$37,735	$30,408	$7,327
Percent of total revenues	2%	2%

Investment income consists of income on cash and marketable securities balances. Investment income was $37.7 million during fiscal 2011 and was $30.4 million during the same period a year ago. The increase was primarily due to increased realized gains from sales of marketable securities and the increase in marketable securities balances resulting from cash generated by operating activities and the proceeds from stock option exercises and the convertible senior notes.

Interest expense.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2011	2010
Interest expense	$(24,909)	$(2,000)	$(22,909)
Percent of total revenues	2%	0%

Interest expense consists primarily of interest on our convertible senior notes and capital leases. Interest expense was $24.9 million, net of interest costs capitalized, during fiscal 2011 and was $2.0 million during the same period a year ago. The increase was primarily due to interest expense associated with the January 2010 issuance of $575.0 million of convertible senior notes and capital leases associated with equipment acquired to expand our data center capacity. During fiscal 2011, we capitalized $4.0 million of interest costs related to major construction projects, specifically our campus project and our capitalized internal-use software development costs. We will continue to capitalize interest on these projects until these assets are ready for service.

Other expense.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2011	2010
Other expense	$(6,025)	$(1,299)	$(4,726)

Other expense primarily consists of foreign currency transaction gains and losses. Other expense increased due to realized and unrealized gains on foreign currency transactions for fiscal 2011 compared to the same period a year ago.

Provision for Income Taxes.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2011	2010
Provision for income taxes	$(34,601)	$(57,689)	$23,088
Effective tax rate	33%	41%

The provision for income taxes was $34.6 million during fiscal 2011, compared to $57.7 million during the same period a year ago.

Our effective tax rate decreased to 33 percent for fiscal 2011 compared to 41 percent for the same period a year ago. The decrease was due to a higher proportion of income being generated in countries with lower income tax rates than the U.S statutory tax rate, as well as increased tax credits. The extension of the federal research credit provision was enacted in the Tax Relief Act of 2010. The total income tax benefit recognized in the accompanying consolidated statements of operations related to stock-based compensation was $44.1 million for the current fiscal year. See Note 7 “Income Taxes” to the Notes to the Consolidated Financial Statements for our reconciliation of income taxes at the statutory federal rate to the provision for income taxes.

In addition, in February 2009, the State of California enacted several income tax law changes which included an election to apply a single sales factor apportionment formula and adoption of a market sourcing approach for service income that will impact us beginning in fiscal 2012. As a result, we re-valued the anticipated future tax effects of our California temporary differences including stock-based compensation and purchased intangibles. Accordingly, we recorded an income tax expense of $2.2 million and $2.7 million related to this tax law change during 2011 and 2010 respectively.

Fiscal Years Ended January 31, 2010 and 2009

Revenues.

(In thousands)	Fiscal Year Ended January 31,		Variance
	2010	2009	Dollars	Percent
Subscription and support	$1,209,472	$984,574	$224,898	23%
Professional services and other	96,111	92,195	3,916	4%

Total revenues	$1,305,583	$1,076,769	$228,814	21%

Total revenues were $1.3 billion for fiscal 2010, compared to $1.1 billion for fiscal 2009, an increase of $228.8 million, or 21 percent. Subscription and support revenues were $1.2 billion, or 93 percent of total revenues, for fiscal 2010, compared to $1.0 billion, or 91 percent of total revenues, during fiscal 2009. Professional services and other revenues were $96.1 million, or 7 percent of total revenues, for fiscal 2010, compared to $92.2 million, or 9 percent of total revenues, for fiscal 2009. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of paying customers.

Revenues in Europe and Asia Pacific accounted for $381.8 million, or 29 percent of total revenues, for fiscal 2010, compared to $300.3 million, or 28 percent of total revenues, during fiscal 2009, an increase of $81.5 million, or 27 percent. The increase in revenues outside of the Americas was the result of our efforts to expand internationally. As part of our overall growth, we expect the percentage of our revenue generated in Europe and Asia Pacific to continue to increase as a percentage of our total revenues world wide.

Cost of Revenues.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2010	2009
Subscription and support	$159,172	$127,082	$32,090
Professional services and other	98,753	93,389	5,364

Total cost of revenues	$257,925	$220,471	$37,454

Percent of total revenues	20%	20%

Cost of revenues was $257.9 million, or 20 percent of total revenues, during fiscal 2010, compared to $220.5 million, or 20 percent of total revenues, during fiscal 2009, an increase of $37.4 million. The increase in absolute dollars was primarily due to an increase of $8.4 million in employee-related costs, an increase of $1.5 million in stock-based expenses, an increase of $7.2 million in service delivery costs, primarily due to our investments in increasing data center capacity, an increase of $9.8 million in depreciation and amortization expenses, an increase of $6.7 million in outside subcontractor and other service costs and an increase of $1.6 million in allocated overhead. The cost of the professional services headcount resulted in the cost of professional services and other revenues to be in excess of the related revenue during fiscal 2010 by $2.6 million as compared to $1.2 million during fiscal 2009.

Research and Development.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2010	2009
Research and development	$131,897	$99,530	$32,367
Percent of total revenues	10%	9%

Research and development expenses were $131.9 million, or 10 percent of total revenues, during fiscal 2010, compared to $99.5 million, or 9 percent of total revenues, during fiscal 2009, an increase of $32.4 million. The increase in absolute dollars was due to an increase of $25.2 million in employee-related costs, an increase of $3.3 million in stock-based expenses, and an increase of $3.5 million in allocated overhead. We increased our research and development headcount by 24 percent between January 31, 2009 and January 31, 2010 in order to upgrade and extend our service offerings and develop new technologies.

Marketing and Sales.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2010	2009
Marketing and sales	$605,199	$534,413	$70,786
Percent of total revenues	46%	50%

Marketing and sales expenses were $605.2 million, or 46 percent of total revenues, during fiscal 2010, compared to $534.4 million, or 50 percent of total revenues, during fiscal 2009, an increase of $70.8 million. The increase in absolute dollars was primarily due to increases of $42.0 million in employee-related costs, $3.7 million in stock-based expenses, $17.1 million in advertising costs and marketing and event costs and $6.7 million in allocated overhead. Our marketing and sales headcount increased by 9 percent between January 31, 2009 and January 31, 2010 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2010	2009
General and administrative	$195,290	$158,613	$36,677
Percent of total revenues	15%	15%

General and administrative expenses were $195.3 million, or 15 percent of total revenues, during fiscal 2010, compared to $158.6 million, or 15 percent of total revenues, during fiscal 2009, an increase of $36.7 million. The increase was primarily due to increases of $15.7 million in employee-related costs, $3.0 million in stock-based expenses, $4.7 million in infrastructure-related costs, and $10.1 million in professional and outside service costs. Our general and administrative headcount increased by 12 percent between January 31, 2009 and January 31, 2010 as we added personnel to support our growth.

Income from operations.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2010	2009
Income from operations	$115,272	$63,742	$51,530
Percent of total revenues	9%	6%

Income from operations during fiscal 2010 was $115.3 million and included $88.9 million of stock-based expenses. During the fiscal 2009, operating income was $63.7 million and included $77.4 million of stock-based expenses.

Investment income.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2010	2009
Investment income	$30,408	$22,774	$7,634
Percent of total revenues	2%	2%

Investment income consists of income on cash and marketable securities balances. Investment income was $30.4 million during fiscal 2010 and was $22.8 million during fiscal 2009. The increase was primarily due to increased realized gains and the increase in marketable securities balances resulting from cash generated by operating activities and the proceeds from stock option exercises.

Interest expense.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2010	2009
Interest expense	$(2,000)	$(107)	$(1,893)

Interest expense consists primarily of interest on our capital leases. Interest expense was $2.0 million during fiscal 2010 and was $0.1 million during fiscal 2009. The increase was primarily due to capital leases associated with equipment in expanding our data center capacity.

Other expense.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2010	2009
Other expense	$(1,299)	$(817)	$(482)

Other expense primarily consists of foreign currency translation gains and losses. Other expense increased due to realized and unrealized gains on foreign currency translations for fiscal 2010 compared to fiscal 2009.

Provision for Income Taxes.

	Fiscal Year Ended January 31,
(In thousands)	2010	2009	Dollars
Provision for income taxes	$(57,689)	$(37,557)	$(20,132)
Effective tax rate	41%	44%

The provision for income taxes was $57.7 million during fiscal 2010, compared to $37.6 million during fiscal 2009.

Our effective tax rate decreased to 41 percent for fiscal 2010 compared to 44 percent for fiscal 2009. The decrease was due to a higher proportion of income being generated in countries with lower income tax rates than the U.S. statutory tax rate as well as increased tax credits. The total income tax benefit recognized in the accompanying consolidated statements of operations related to stock-based compensation was $32.1 million for fiscal 2010.

Liquidity and Capital Resources

At January 31, 2011, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1.4 billion and accounts receivable of $426.9 million.

Net cash provided by operating activities was $459.1 million during fiscal 2011 and $270.9 million during the same period a year ago. The improvement in cash flow was due primarily to the growth in our customer base, increases in the contract values of our subscription service contracts, improving renewal rates and the associated increase in billings and collections. Cash provided by operating activities has historically been affected by: the amount of net income; sales of subscriptions, support and professional services; changes in working capital accounts, particularly increases and seasonality in accounts receivable and deferred revenue as described above, the timing of commission and bonus payments, and the timing of collections from large enterprise customers; add-backs of non-cash expense items such as depreciation and amortization, amortization of debt discount and the expense associated with stock-based awards.

Net cash used in investing activities was $1.1 billion during fiscal 2011 and $378.6 million during the same period a year ago. The net cash used in investing activities during fiscal 2011 primarily related to the purchase of Jigsaw, Heroku, DimDim, the purchase of undeveloped land in San Francisco, California, investment of cash balances, and capital expenditures and strategic investments in public and private companies. During the fourth quarter of fiscal 2011, we purchased approximately 14 acres of undeveloped land in San Francisco, California, including entitlements and improvements associated with the land, and perpetual parking rights in an existing garage for approximately $278.0 million in cash. We plan to use the land to build our new global headquarters and therefore will devote additional financial resources in the future to build our new headquarters.

Net cash provided by financing activities was $14.1 million during fiscal 2011 and $637.2 million during the same period a year ago. Net cash provided by financing activities during fiscal 2011 consisted primarily of $160.4 million of proceeds from the exercise of employee stock options and $36.0 million of excess tax benefits from employee stock plans, offset by the $172.0 million in purchases of Salesforce Japan shares held by others and $10.4 million of principal payments on capital leases.

In January 2010, we issued $575.0 million of 0.75% convertible senior notes due January 15, 2015 (the “Notes”) and concurrently entered into convertible notes hedges (the “Note Hedges”) and separate warrant transactions (the “Warrants”). The Notes will mature on January 15, 2015, unless earlier converted. As of January 31, 2011, the Notes have not been repurchased or converted. We also have not received any shares under the Note Hedges or delivered cash or shares under the Warrants.

For 20 trading days during the 30 consecutive trading days ended January 31, 2011, our common stock traded at a price exceeding 130% of the conversion price of $85.36 per share applicable to the Notes. Accordingly, the Notes are convertible at the holders’ option for the quarter ending April 30, 2011. Upon conversion of any Notes, we will deliver cash up to the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock, cash, or a combination of both. Therefore, for the quarter ending April 30, 2011, the Notes will be reclassified to a current liability on our consolidated balance sheet so long as the Notes are convertible.

Our cash, cash equivalents and marketable securities are comprised primarily of corporate notes and obligations, U.S. agency obligations, U.S. treasury securities, mortgage backed securities, collateralized mortgage obligations, time deposits, money market mutual funds, government obligations and municipal securities.

As of January 31, 2011, we have a total of $8.9 million in letters of credit outstanding in favor of certain landlords for office space. To date, no amounts have been drawn against the letters of credit, which renew annually and mature at various dates through September 2021.

We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. Additionally, we currently do not have a bank line of credit.

Our principal commitments consist of obligations under leases for office space and co-location facilities for data center capacity and our development and test data center, and computer equipment and furniture and fixtures. At January 31, 2011, the future non-cancelable minimum payments under these commitments were as follows:

(In thousands) Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital lease obligations	$18,637	$10,830	$7,807	$0	$0
Operating lease obligations:
Facilities space	436,944	75,166	150,438	91,549	119,791
Computer equipment and furniture and fixtures	62,340	32,177	30,163	0	0
Convertible Senior Notes, including interest	592,251	4,313	8,625	579,313	0
Contractual commitments	1,603	3	1,600	0	0

As of February 1, 2011 the Notes are convertible at the option of the noteholder. For 20 trading days during the 30 consecutive trading days ended January 31, 2011, our common stock traded at a price exceeding 130% of the conversion price of $85.36 per share applicable to the Notes. Accordingly, the Notes are convertible at the holders’ option for the quarter ending April 30, 2011. Upon conversion of any Notes, we will deliver cash up to the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock, cash, or a combination of both. This potential repayment of the Notes is not reflected in the timing of the payments due by period above.

We have a contractual obligation to begin construction on the undeveloped land by September 2014. If we do not commence construction by this date we will be subject to certain penalties due to a third party. These potential penalties are not reflected in the timing of the payments due by period above. We do not believe we will be subject to these penalties.

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

During fiscal 2012, we may enter into arrangements to acquire or invest in complementary businesses or joint ventures, services or technologies. While we believe we have sufficient financial resources to do so, we may be required to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Recent Accounting Pronouncement

In September 2009, the Financial Accounting Standards Board, or FASB, issued Update No. 2009-13, “Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) requires the use of the relative selling price method to allocate the entire arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for us at the start of fiscal 2012. We believe the future impact of this new accounting pronouncement will not be material to our consolidated net income.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, Canadian dollar, Swiss franc, Singapore dollar, Japanese Yen and Australian dollar. We seek to minimize the impact of certain foreign currency fluctuations by hedging certain balance sheet exposures with foreign currency forward contracts. Any gain or loss from settling these contracts is offset by the loss or gain derived from the underlying balance sheet exposures. In accordance with our policy, the hedging contracts we enter into have maturities of less than three months. Additionally, by policy, we do not enter into any hedging contracts for trading or speculative purposes.

Interest rate sensitivity

We had cash, cash equivalents and marketable securities totaling $1.4 billion at January 31, 2011. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least single A or better. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However because we classify our debt securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Our fixed-income portfolio is subject to interest rate risk.

An immediate increase or decrease in interest rates of 100-basis points at January 31, 2011 could result in a $27.7 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

At January 31, 2010, we had cash, cash equivalents and marketable securities totaling $1.7 billion. The fixed-income portfolio was also subject to interest rate risk. Changes in interest rates of 100-basis points would have resulted in market value changes of $13.1 million.

Market Risk and Market Interest Risk

In January 2010, we issued at par value $575.0 million of 0.75% convertible senior notes due 2015 (the “Notes”). Holders may convert their Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, we would pay the holder an amount of cash equal to the principal amount of the Notes. Amounts in excess of the principal amount, if any, may be paid in cash or stock at our option. Concurrent with the issuance of the Notes, we entered into separate note hedging transactions and the sale of warrants. These separate transactions were completed to reduce the potential economic dilution from the conversion of the Notes.

As of February 1, 2011 the Notes are convertible at the option of the noteholder. For 20 trading days during the 30 consecutive trading days ended January 31, 2011, our common stock traded at a price exceeding 130% of the conversion price of $85.36 per share applicable to the Notes. Accordingly, the Notes are convertible at the holders’ option for the quarter ending April 30, 2011. Upon conversion of any Notes, we will deliver cash up to the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock, cash, or a combination of both. Therefore, as of February 1, 2011, the Notes will be reclassified to a current liability on our consolidated balance sheet so long as the Notes are convertible.

The Notes have a fixed annual interest rate of 0.75% and therefore, we do not have economic interest rate exposure on the Notes. However, the value of the Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our Notes is affected by our stock price. The carrying value of our Notes was $472.5 million as of January 31, 2011. This represents the liability component of the $575.0 million principal balance as of January 31, 2011. The total estimated fair value of our Notes at January 31, 2011 was $946.1 million and the fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the fourth quarter of fiscal 2011, which was $164.55.

We have an investment portfolio that includes strategic investments in public and privately-held companies, many of which are in the development stage. When our ownership interests are less than 20 percent and we do not have the ability to exert significant influence, we account for the minority equity investments using the cost method of accounting. Otherwise, we account for the investments using the equity method of accounting. At January 31, 2011, the fair value of these investments was $27.1 million.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

salesforce.com, inc.

We have audited the accompanying consolidated balance sheets of salesforce.com, inc. as of January 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(c). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of salesforce.com, inc. at January 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), salesforce.com, inc.’s internal control over financial reporting as of January 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 23, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

March 23, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

salesforce.com, inc.

We have audited salesforce.com, inc.’s internal control over financial reporting as of January 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). salesforce.com, inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, salesforce.com, inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of salesforce.com, inc. as of January 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2011 of salesforce.com, inc. and our report dated March 23, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

March 23, 2011

salesforce.com, inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	January 31, 2011	January 31, 2010
Assets
Current assets:
Cash and cash equivalents	$424,292	$1,011,306
Short-term marketable securities	72,678	230,659
Accounts receivable, net of allowance for doubtful accounts of $1,711 and $1,050 at January 31, 2011 and 2010, respectively	426,943	320,956
Deferred commissions	67,774	47,388
Deferred income taxes	27,516	40,116
Prepaid expenses and other current assets	55,721	55,734

Total current assets	1,074,924	1,706,159
Marketable securities, noncurrent	910,587	485,083
Property and equipment, net	387,174	89,711
Deferred commissions, noncurrent	48,842	28,140
Deferred income taxes, noncurrent	41,199	27,579
Capitalized software, net	127,987	34,809
Goodwill	396,081	48,955
Other assets, net	104,371	39,765

Total assets	$3,091,165	$2,460,201

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,106	$14,791
Accrued expenses and other current liabilities	345,121	203,162
Deferred revenue	913,239	690,177

Total current liabilities	1,276,466	908,130
0.75% convertible senior notes due 2015, net	472,538	450,198
Income taxes payable, noncurrent	18,481	17,551
Long-term lease liabilities and other	25,487	13,485
Deferred revenue, noncurrent	21,702	14,171

Total liabilities	1,814,674	1,403,535

Commitments and contingencies (Notes 8 and 9)
Salesforce.com stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and none issued and outstanding	0	0
Common stock, $0.001 par value; 400,000,000 shares authorized, 132,921,147 and 127,152,449 issued and outstanding at January 31, 2011 and 2010, respectively	133	127
Additional paid-in capital	1,098,604	938,544
Accumulated other comprehensive income (loss)	6,719	(1,430)
Retained earnings	171,035	106,561

Total stockholders’ equity controlling interest	1,276,491	1,043,802
Total stockholders’ equity noncontrolling interest	0	12,864

Total stockholders’ equity	1,276,491	1,056,666

Total liabilities and stockholders’ equity	$3,091,165	$2,460,201

See accompanying Notes.

salesforce.com, inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Year Ended January 31,
	2011	2010	2009
Revenues:
Subscription and support	$1,551,145	$1,209,472	$984,574
Professional services and other	105,994	96,111	92,195

Total revenues	1,657,139	1,305,583	1,076,769

Cost of revenues (1):
Subscription and support	208,243	159,172	127,082
Professional services and other	115,570	98,753	93,389

Total cost of revenues	323,813	257,925	220,471
Gross profit	1,333,326	1,047,658	856,298
Operating expenses (1):
Research and development	187,887	131,897	99,530
Marketing and sales	792,029	605,199	534,413
General and administrative	255,913	195,290	158,613

Total operating expenses	1,235,829	932,386	792,556
Income from operations	97,497	115,272	63,742
Investment income	37,735	30,408	22,774
Interest expense	(24,909)	(2,000)	(107)
Other expense	(6,025)	(1,299)	(817)

Income before provision for income taxes and noncontrolling interest	104,298	142,381	85,592
Provision for income taxes	(34,601)	(57,689)	(37,557)

Consolidated net income	69,697	84,692	48,035
Less: Net income attributable to noncontrolling interest	(5,223)	(3,973)	(4,607)

Net income attributable to salesforce.com	$64,474	$80,719	$43,428

Earnings per share—basic and diluted:
Basic net income per share attributable to salesforce.com common shareholders	$0.50	$0.65	$0.36
Diluted net income per share attributable to salesforce.com common shareholders	0.47	0.63	0.35

Shares used in computing basic net income per share	130,222	124,462	121,183
Shares used in computing diluted net income per share	136,598	128,114	125,228

(1)	Amounts include stock-based expenses, as follows (see Note 1):

	Fiscal Year Ended January 31,
	2011	2010	2009
Cost of revenues	$12,158	$12,570	$11,051
Research and development	18,897	13,129	9,852
Marketing and sales	56,451	39,722	36,028
General and administrative	32,923	23,471	20,435

See accompanying Notes.

salesforce.com, inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity Controlling Interest	Total Stockholders’ Equity Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2008	119,305,013	$119	$471,802	$(2,276)	$(17,586)	$452,059	$8,943	$461,002
Exercise of stock options, warrants and stock grants to board members for board services	3,009,276	4	45,903	0	0	45,907	0	45,907
Vested restricted stock units converted to shares	535,773	0	0	0	0	0	0	0
Tax benefits from employee stock plans	0	0	55,421	0	0	55,421	0	55,421
Stock-based expenses	0	0	75,598	0	0	75,598	0	75,598
Noncontrolling interest	0	0	0	0	0	0	1,760	1,760
Components of comprehensive income, net of tax:
Foreign currency translation adjustment	0	0	0	260	0	260	0	260
Unrealized loss on marketable securities and cash equivalents	0	0	0	(889)	0	(889)	0	(889)
Net income attributable to salesforce.com	0	0	0	0	43,428	43,428	0	43,428

Total comprehensive income, year ended January 31, 2009	0	0	0	0	0	0	0	42,799

Balances at January 31, 2009	122,850,062	123	648,724	(2,905)	25,842	671,784	10,703	682,487
Exercise of stock options and stock grants to board members for board services	3,472,826	4	96,153	0	0	96,157	0	96,157
Vested restricted stock units converted to shares	829,561	0	0	0	0	0	0	0
Tax benefits from employee stock plans	0	0	49,478	0	0	49,478	0	49,478
Stock-based expenses	0	0	86,570	0	0	86,570	0	86,570
Equity component of the convertible notes issuance, net.	0	0	124,836	0	0	124,836	0	124,836
Purchase of convertible note hedges	0	0	(126,500)	0	0	(126,500)	0	(126,500)
Sale of warrants	0	0	59,283	0	0	59,283	0	59,283
Noncontrolling interest	0	0	0	0	0	0	2,161	2,161
Components of comprehensive income, net of tax:
Foreign currency translation adjustment and other	0	0	0	(2,820)	0	(2,820)	0	(2,820)
Unrealized gain on marketable securities and cash equivalents	0	0	0	4,295	0	4,295	0	4,295
Net income attributable to salesforce.com	0	0	0	0	80,719	80,719	0	80,719

Total comprehensive income, year ended January 31, 2010	0	0	0	0	0	0	0	82,194

Balances at January 31, 2010	127,152,449	127	938,544	(1,430)	106,561	1,043,802	12,864	1,056,666
Exercise of stock options and stock grants to board members for board services	4,697,518	5	165,494	0	0	165,499	0	165,499
Vested restricted stock units converted to shares	1,071,180	1	0	0	0	1	0	1
Tax benefits from employee stock plans	0	0	36,069	0	0	36,069	0	36,069
Stock-based expenses	0	0	115,139	0	0	115,139	0	115,139
Purchase of subsidiary stock, net	0	0	(156,187)	0	0	(156,187)	0	(156,187)
Other	0	0	(455)	0	0	(455)	0	(455)
Noncontrolling interest	0	0	0	0	0	0	(12,864)	(12,864)
Components of comprehensive income, net of tax:
Foreign currency translation adjustment and other	0	0	0	5,709	0	5,709	0	5,709
Unrealized gain on marketable securities and cash equivalents and publicly traded strategic investments	0	0	0	2,440	0	2,440	0	2,440
Net income attributable to salesforce.com	0	0	0	0	64,474	64,474	0	64,474

Total comprehensive income, year ended January 31, 2011	0	0	0	0	0	0	0	72,623

Balances at January 31, 2011	132,921,147	$133	$1,098,604	$6,719	$171,035	$1,276,491	$0	$1,276,491

See accompanying Notes.

salesforce.com, inc.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended January 31,
	2011	2010	2009
Operating activities:
Consolidated net income	$69,697	$84,692	$48,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,746	53,177	35,971
Amortization of debt discount and transaction costs	19,621	728	0
Amortization of deferred commissions	80,159	63,891	58,732
Expenses related to stock-based awards	120,429	88,892	77,366
Excess tax benefits from employee stock plans	(35,991)	(51,539)	(54,597)
Loss on securities	0	0	1,783
Changes in assets and liabilities:
Accounts receivable, net	(102,507)	(54,522)	(44,798)
Deferred commissions	(121,247)	(82,336)	(63,701)
Prepaid expenses and other current assets	2,001	(3,899)	(4,746)
Other assets	(9,770)	(1,405)	(1,292)
Accounts payable	1,246	(1,588)	8,512
Accrued expenses and other current liabilities	132,004	64,498	55,440
Deferred revenue	227,693	110,322	112,852

Net cash provided by operating activities	459,081	270,911	229,557

Investing activities:
Business combinations, net of cash acquired	(403,331)	(11,999)	(27,907)
Land activity and building improvements	(277,944)	0	0
Strategic investments	(20,105)	(4,400)	0
Purchases of marketable securities	(1,682,549)	(1,317,952)	(449,035)
Sales of marketable securities	1,197,492	874,573	154,287
Maturities of marketable securities	214,770	130,663	284,339
Capital expenditures	(90,887)	(49,501)	(61,059)

Net cash used in investing activities	(1,062,554)	(378,616)	(99,375)

Financing activities:
Proceeds from borrowings on convertible debt	0	567,094	0
Proceeds from issuance of warrants	0	59,283	0
Purchase of convertible note hedge	0	(126,500)	0
Purchase of subsidiary stock	(171,964)	0	(21,622)
Proceeds from the exercise of stock options	160,402	93,856	43,311
Excess tax benefits from employee stock plans	35,991	51,539	54,597
Principal payments on capital lease obligations	(10,355)	(8,119)	(997)

Net cash provided by financing activities	14,074	637,153	75,289

Effect of exchange rate changes	2,385	(1,976)	(732)

Net increase (decrease) in cash and cash equivalents	(587,014)	527,472	204,739
Cash and cash equivalents, beginning of period	1,011,306	483,834	279,095

Cash and cash equivalents, end of period	$424,292	$1,011,306	$483,834

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest, net	$1,250	$1,069	$107
Income taxes, net of tax refunds	$90	$28,479	$9,600
Non-cash financing and investing activities
Fixed assets acquired under capital leases	$13,224	$17,000	$6,406

See accompanying Notes.

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

Significant estimates and assumptions made by management include the determination of the provision for income taxes, the fair value of stock awards issued, and the determination of the fair value of assets acquired and liabilities assumed for business acquisitions. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In December 2000, the Company established a Japanese joint venture, Kabushiki Kaisha salesforce.com (“Salesforce Japan”), with SunBridge, Inc., a Japanese corporation, to assist the Company with its sales efforts in Japan. During fiscal 2011, the Company acquired SunBridge’s and other shareholders’ interest in Salesforce Japan, and increased the Company’s ownership from 72 percent to 100 percent.

As the Company did not obtain 100 percent ownership until the fourth quarter of fiscal 2011, the Company recorded a noncontrolling interest in the consolidated statement of operations for the noncontrolling investors’ interests in the net assets and operations of the Salesforce Japan. Noncontrolling interest of $0 and $12.9 million as of January 31, 2011 and 2010 is reflected in stockholders’ equity, respectively.

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

No customer accounted for more than 5 percent of accounts receivable at January 31, 2011 and 2010. No single customer accounted for 5 percent or more of total revenue during fiscal 2011, 2010, and 2009.

As of January 31, 2011 and 2010, assets located outside the Americas were 16 percent and 12 percent of total assets, respectively. Revenues by geographical region are as follows (in thousands):

	Fiscal Year Ended January 31,
	2011	2010	2009
Revenues by geography:
Americas	$1,135,019	$923,823	$776,495
Europe	291,784	232,367	190,685
Asia Pacific	230,336	149,393	109,589

	$1,657,139	$1,305,583	$1,076,769

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value.

Marketable Securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities are classified as available for sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of investment income. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of investment income.

Fair Value Measurement

The Company reports its financial and non-financial assets and liabilities that are re-measured and reported at fair value at each reporting period.

The Company measures its cash equivalents, marketable securities, foreign currency derivative contracts and contingent considerations related to acquisitions at fair value. All of the Company’s cash equivalents, marketable securities and foreign currency derivative contracts are classified within Level 1 or Level 2, which are described below. This is because the Company’s cash equivalents, marketable securities and foreign currency derivative contracts are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

The Company established a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1.	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2.	Include other inputs that are directly or indirectly observable in the marketplace.

Level 3.	Unobservable inputs which are supported by little or no market activity.

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of January 31, 2011 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of January 31, 2011
Cash equivalents (1):
Time deposits	$26,565	$0	$0	$26,565
Money market mutual funds	122,516	0	0	122,516
Marketable securities:
Corporate notes and obligations	0	707,613	0	707,613
U.S. agency obligations	0	79,408	0	79,408
U.S. treasury securities	22,706	0	0	22,706
Government obligations	6,532	0	0	6,532
Mortgage backed securities	0	38,886	0	38,886
Collateralized mortgage obligations	0	105,039	0	105,039
Municipal securities	0	23,081	0	23,081
Foreign currency derivative contracts (2)	0	1,539	0	1,539

Total Assets	$178,319	$955,566	$0	$1,133,885

Liabilities
Foreign currency derivative contracts (3)	$0	$2,863	$0	$2,863
Contingent considerations (related to acquisitions, see Note 6) (3)	0	0	17,138	17,138

Total Liabilities	$0	$2,863	$17,138	$20,001

(1)	Included in “cash and cash equivalents” in the accompanying Consolidated Balance Sheet as of January 31, 2011, in addition to $275.2 million of cash.
(2)	Included in “prepaid expenses and other current assets” in the accompanying Consolidated Balance Sheet as of January 31, 2011.
(3)	Included in “accrued expenses and other current liabilities” in the accompanying Consolidated Balance Sheet as of January 31, 2011.

The following table presents the Company’s liabilities measured at fair value using significant unobservable inputs (Level 3) at January 31, 2011. These liabilities consist of the Company’s contingent considerations related to acquisitions. During fiscal 2011, the Company recorded the fair value of the Company’s contingent considerations using a discounted cash flow model (in thousands):

Balance at February 1, 2010	$0
Additions	17,138

Balance at January 31, 2011	$17,138

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of January 31, 2010 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of January 31, 2010
Cash equivalents (1):
Time deposits	$11,410	$0	$0	$11,410
Money market mutual funds	123,868	0	0	123,868
U.S. treasury securities	399,140	0	0	399,140
U.S. agency obligations	0	364,197	0	364,197
Marketable securities:
Corporate notes and obligations	0	337,574	0	337,574
U.S. agency obligations	0	163,455	0	163,455
U.S. treasury securities	136,660	0	0	136,660
Mortgage backed securities	0	40,865	0	40,865
Collateralized mortgage obligations	0	37,188	0	37,188
Foreign currency derivative contracts (2)	0	1,593	0	1,593

Total Assets	$671,078	$944,872	$0	$1,615,950

Liabilities
Foreign currency derivative contracts (3)	$0	$402	$0	$402

Total Liabilities	$0	$402	$0	$402

(1)	Included in “cash and cash equivalents” in the accompanying Consolidated Balance Sheet as of January 31, 2010, in addition to $112.7 million of cash.
(2)	Included in “prepaid expenses and other current assets” in the accompanying Consolidated Balance Sheet as of January 31, 2010.
(3)	Included in “accrued expenses and other current liabilities” in the accompanying Consolidated Balance Sheet as of January 31, 2010.

Strategic Investments

The Company has one investment in a marketable security and certain interests in non-marketable securities that the Company considers strategic investments. The costs of the non-marketable securities included in strategic investments approximates their fair value. The total fair value of the Company’s strategic investments was $27.1 million and $6.3 million as of January 31, 2011 and 2010, respectively. The fair value of the Company’s marketable security of $6.0 million includes an unrealized gain of $5.2 million as of January 31, 2011. Strategic investments are recorded in Other Assets, net on the consolidated balance sheet.

Derivative Financial Instruments

The Company enters into foreign currency derivative contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company uses forward currency derivative contracts to minimize the Company’s exposure of balances denominated in Euros, Swiss francs, Australian dollars, Singapore dollars, Japanese yen and British pounds. The Company’s foreign currency derivative contracts which are not designated as hedging instruments are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. The Company’s program is not designated for trading or speculative purposes. As of January 31, 2011 and 2010 the foreign currency derivative contracts that were not settled are recorded at fair value on the consolidated balance sheet.

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

Details on outstanding foreign currency derivative contracts related primarily to intercompany receivables and payables are presented below (in thousands):

	January 31, 2011	January 31, 2010
Notional amount of foreign currency derivative contracts	$202,491	$74,705
Fair value of foreign currency derivative contracts	$(1,324)	$1,191

The Company’s fair value of our outstanding derivative instruments are summarized below (in thousands):

		Fair Value of Derivative Instruments
	Balance Sheet Location	As of January 31, 2011	As of January 31, 2010
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$1,539	$1,593

Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Accrued expenses and other current liabilities	$2,863	$402

The effect of the derivative instruments not designated as hedging instruments on the Consolidated Statements of Operations for the year ended January 31, 2011, 2010 and 2009, respectively are summarized below (in thousands):

Derivatives Not Designated as Hedging Instruments	Gains (Losses) Recognized in Income on Derivative Instruments
		Year ended January 31,
	Location	2011	2010	2009
Foreign currency derivative contracts	Other expense	$(1,324)	$1,191	$(1,004)

Investment Income

Investment income consists of interest income, realized gains, and realized losses on the Company’s cash, cash equivalents and marketable securities. The components of investment income are presented below (in thousands):

	Fiscal Year Ended January 31,
(In thousands)	2011	2010	2009
Interest income	$28,273	$21,219	$24,295
Realized gains	12,460	13,391	1,048
Realized losses	(2,998)	(4,202)	(2,569)

Total investment income	$37,735	$30,408	$22,774

Interest Expense

Interest expense consists of interest on the Company’s capital lease commitments and 0.75% convertible senior notes (the “Notes”). As described in Note 2, in accounting for the Notes at the time of issuance in January 2010, the carrying amount of the liability component was calculated by measuring the fair value of a similar liability that did not have an associated convertible feature. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized, using an effective interest rate of 5.86%, to interest expense over the term of the Notes.

Property and Equipment

Fixed assets are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of those assets as follows:

Computers, equipment, and software	3 to 5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of the estimated useful life or the lease term
Buildings and improvements	Amortized over the estimated useful lives of the respective assets when they are ready for their intended use.

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

Capitalized Interest Cost

Interest costs related to major construction projects, specifically the Company’s campus project and capitalized internal-use software development costs, are capitalized until the underlying asset is placed into service. Capitalized interest is calculated by multiplying the effective interest rate of the Notes by the qualifying costs. As the qualifying asset is placed into service, the qualifying asset and the related capitalized interest are amortized over the useful life of the related asset. Interest costs of $3.7 million related to the buildings and improvements and $0.3 million related to the Company’s capitalized internal-use software development efforts were capitalized in fiscal 2011. No interest costs were capitalized in fiscal 2010.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value.

There was no impairment of long-lived assets during fiscal 2011, 2010, and 2009.

The Company evaluates and tests the recoverability of the goodwill for impairment annually in the fourth quarter or more often if and when circumstances indicate that goodwill may not be recoverable. There was no impairment of goodwill during fiscal 2011, 2010, and 2009.

Capitalized Software Costs

For its website development costs and the development costs related to its enterprise cloud computing services, the company capitalizes costs incurred during the application development stage. Costs related to preliminary project activities and post implementation activities were expensed as incurred. Internal-use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

The Company capitalized $19.6 million, $15.1 million, and $10.2 million of costs during fiscal 2011, 2010, and 2009, respectively. Amortization expense totaled $13.1 million, $9.9 million, and $6.6 million during fiscal 2011, 2010 and 2009, respectively.

Comprehensive Income (loss)

Comprehensive income (loss) consists of net income and accumulated other comprehensive income (loss), which includes certain changes in equity that are excluded from net income. Specifically, cumulative foreign currency translation adjustments and unrealized gains and losses on marketable securities, net of taxes of $5.0 million in fiscal 2011 and $3.9 million in fiscal 2010, are included in accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss) has been reflected in stockholders’ equity.

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	As of January 31,
	2011	2010
Foreign currency translation and other adjustments	$(1,357)	$(7,066)
Net unrealized gain on marketable securities	8,076	5,636

	$6,719	$(1,430)

Net Income Per Share

Basic net income per share attributable to salesforce.com is computed by dividing net income attributable to salesforce.com by the weighted-average number of common shares outstanding for the fiscal period. Diluted net income per share attributable to salesforce.com is computed giving effect to all potential weighted average dilutive common stock, including options, restricted stock units, warrants and the convertible senior notes. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method.

A reconciliation of the denominator used in the calculation of basic and diluted net income per share attributable to salesforce.com is as follows (in thousands):

	Fiscal Year Ended January 31,
	2011	2010	2009
Numerator:
Net income attributable to salesforce.com	$64,474	$80,719	$43,428

Denominator:
Weighted-average shares outstanding for basic earnings per share	130,222	124,462	121,183
Effect of dilutive securities:
0.75% convertible senior notes	1,561	0	0
Employee stock awards	4,815	3,652	4,045

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	136,598	128,114	125,228

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact. The dilutive securities are excluded when, for example, their exercise prices, unrecognized compensation and tax benefits are greater than the average fair values of the Company’s common stock (in thousands). These securities could be included in the future if the average market value of the Company’s common shares increases and is greater than the exercise price.

	Fiscal Year Ended January 31,
	2011	2010	2009
Stock awards	1,061	4,455	3,797
Warrants	6,736	6,736	0

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

Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50 percent likely to be realized upon settlement with the taxing authority. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in its tax provision.

The total income tax benefit recognized in the accompanying consolidated statements of operations related to stock-based awards was $44.1 million, $32.1 million and $26.3 million for fiscal 2011, 2010 and 2009, respectively.

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, the Company considers the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, the Company recognizes the consulting revenue ratably over the remaining term of the subscription contract. Additionally, in these situations, the Company defers only the direct costs of the consulting arrangement and amortizes those costs over the same time period as the consulting revenue is recognized. As of January 31, 2011 and 2010, the deferred cost on the accompanying consolidated balance sheet totaled $28.1 million and $19.1 million, respectively. These deferred costs are included in prepaid expenses and other current assets and other assets.

Deferred Revenue

Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s subscription service described above and is recognized as the revenue recognition criteria are met. The Company generally invoices its customers in annual or quarterly installments. Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Deferred revenue also includes certain deferred professional services fees which are recognized as revenue ratably over the subscription contract term. The Company defers the professional service fees in situations where the professional services and subscription contracts are accounted for as a single unit of accounting. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. Approximately 6 percent of total deferred revenue as of both January 31, 2011 and 2010, related to deferred professional services revenue.

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

Business Combinations

The Company recognizes separately from goodwill the fair value of assets acquired and the liabilities assumed. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations.

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. The Company reevaluates these items quarterly and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period and the Company continues to collect information in order to determine their estimated fair values as of the date of acquisition. Subsequent to the measurement period or the Company’s final determination of the tax allowance’s or contingency’s estimated value, changes to these uncertain tax positions and tax related valuation allowances will affect the Company’s provision for income taxes in the Company’s consolidated statement of operations.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	2011	2010	2009
Volatility	45 - 50%	50 - 60%	47 - 60%
Estimated life	3.7 - 3.8 years	3.8 - 4 years	4 years
Weighted-average risk-free interest rate	0.98 - 2.1%	1.78 - 2.39%	1.47 - 3.08%
Dividend yield	0	0	0
Weighted-average fair value per share of grants	$48.83	$24.73	$15.39

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

The Company estimated its future stock price volatility considering both its observed option-implied volatilities and its historical volatility calculations. Management believes this is the best estimate of the expected volatility over the weighted-average expected life of its option grants.

During fiscal 2011 and 2010, the Company capitalized $2.6 million and $2.4 million, respectively, of stock based expenses related to capitalized internal-use software development and deferred professional services costs.

During fiscal 2011, the Company recognized stock-based expense of $120.4 million. As of January 31, 2011, the aggregate stock compensation remaining to be amortized to costs and expenses was $559.8 million. The Company expects this stock compensation balance to be amortized as follows: $195.1 million during fiscal 2012; $157.9 million during fiscal 2013; $129.6 million during fiscal 2014; $76.8 million during fiscal 2015 and $0.4 million during fiscal 2016. The expected amortization reflects only outstanding stock awards as of January 31, 2011 and assumes no forfeiture activity. The Company expects to continue to issue share-based awards to its employees in future periods.

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

Advertising Expenses

Advertising is expensed as incurred. Advertising expense was $61.4 million, $50.8 million and $43.7 million for fiscal 2011, 2010 and 2009, respectively.

Subsequent Events

The Company evaluated subsequent events through the date this Annual Report on Form 10-K was filed with the SEC.

In February 2011, the Company acquired a privately-held company for approximately $11.3 million in cash.

As of February 1, 2011 the Notes due 2015 are convertible at the option of the noteholder. For 20 trading days during the 30 consecutive trading days ended January 31, 2011, the Company’s common stock traded at a price exceeding 130% of the conversion price of $85.36 per share applicable to the Notes. Accordingly, the

Notes are convertible at the holders’ option for the quarter ending April 30, 2011. Upon conversion of any Notes, the Company will deliver cash up to the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of the Company’s common stock, cash, or a combination of both. Therefore, for the quarter ending April 30, 2011, the Notes will be reclassified to a current liability on the Company’s consolidated balance sheet. In addition to the Notes being reclassified to a current liability as described above, a portion of the equity component of the Notes, as described in Note 2 of the consolidated financial statements, will be reclassified from additional paid-in capital to temporary salesforce.com stockholders’ equity on the consolidated balance sheet.

New Accounting Pronouncement

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) requires the use of the relative selling price method to allocate the entire arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the Company at the start of fiscal 2012. The Company believes the future impact of this new accounting pronouncement will not be material to consolidated net income.

Reclassifications

Certain reclassifications to the fiscal 2010 and 2009 balances were made to conform to the current period presentation. These reclassifications include deferred income taxes, strategic investments and income taxes payable.

2. Balance Sheet Accounts

Marketable Securities

At January 31, 2011, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$701,047	$7,356	$(790)	$707,613
U.S. treasury securities	22,631	85	(10)	22,706
Mortgage backed securities	38,348	656	(118)	38,886
Government obligations	6,414	118	0	6,532
Municipal securities	23,121	79	(119)	23,081
Collateralized mortgage obligations	104,285	1,098	(344)	105,039
U.S. agency obligations	79,242	190	(24)	79,408

Total marketable securities	$975,088	$9,582	$(1,405)	$983,265

At January 31, 2010, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$329,750	$7,889	$(65)	$337,574
U.S. treasury securities	136,606	170	(116)	136,660
Mortgage backed securities	40,187	719	(41)	40,865
Collateralized mortgage obligations	36,785	436	(33)	37,188
U.S. agency obligations	162,896	571	(12)	163,455

Total marketable securities	$706,224	$9,785	$(267)	$715,742

The duration of the investments classified as marketable securities is as follows (in thousands):

	As of January 31,
	2011	2010
Recorded as follows (in thousands):
Short-term (due in one year or less)	$72,678	$230,659
Long-term (due between one and 3 years)	910,587	485,083

	$983,265	$715,742

As of January 31, 2011, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$126,053	$(787)	$149	$(3)	$126,202	$(790)
U.S. treasury securities	2,031	(10)	0	0	2,031	(10)
Mortgage backed securities	13,258	(115)	154	(3)	13,412	(118)
Municipal securities	13,021	(119)	0	0	13,021	(119)
Collateralized mortgage obligations	38,577	(344)	0	0	38,577	(344)
U.S. agency obligations	17,254	(24)	0	0	17,254	(24)

	$210,194	$(1,399)	$303	$(6)	$210,497	$(1,405)

The unrealized loss for each of these fixed rate marketable securities ranged from less than $1,000 to $116,000. The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of January 31, 2011. The Company expects to receive the full principal and interest on all of these marketable securities.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of January 31,
	2011	2010
Deferred professional services costs	$17,908	$13,420
Prepaid expenses and other current assets	37,813	42,314

	$55,721	$55,734

Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of January 31,
	2011	2010
Land	$248,263	$0
Buildings and improvements	10,115	0
Computers, equipment and software	115,736	87,608
Furniture and fixtures	20,462	17,325
Leasehold improvements	100,380	71,882

	494,956	176,815
Less accumulated depreciation and amortization	(107,782)	(87,104)

	$387,174	$89,711

Depreciation and amortization expense totaled $41.4 million, $31.9 million and $21.0 million during fiscal 2011, 2010, and 2009, respectively.

Property and equipment at January 31, 2011 and January 31, 2010 included a total of $38.8 million and $27.1 million acquired under capital lease agreements, respectively. Accumulated amortization relating to equipment and software under capital leases totaled $18.5 million and $11.0 million, respectively, at January 31, 2011 and January 31, 2010. Amortization of assets under capital leases is included in depreciation and amortization expense.

Land and buildings and improvements

During the fourth quarter of fiscal 2011, the Company purchased approximately 14 acres of undeveloped land in San Francisco, California, including entitlements and improvements associated with the land, and perpetual parking rights in an existing garage for approximately $278.0 million in cash. The Company plans to use the land to build a new global headquarters. During fiscal 2011, the Company recorded $248.3 million to the undeveloped land and $6.4 million to buildings and improvements. The Company recorded $23.3 million for the perpetual parking rights as a purchased intangible asset in Other Assets on the consolidated balance sheet.

Capitalized Software

Capitalized software consisted of the following (in thousands):

	As of January 31,
	2011	2010
Capitalized internal-use software development costs, net of accumulated amortization of $34,513 and $21,392, respectively	$29,154	$22,675
Acquired developed technology, net of accumulated amortization of $37,818 and $20,932, respectively	98,833	12,134

	$127,987	$34,809

Capitalized internal-use software amortization expense totaled $13.1 million and $9.9 million for the years ended January 31, 2011 and 2010, respectively. Acquired developed technology amortization expense totaled $16.9 million and $8.0 million for the years ended January 31, 2011 and 2010, respectively.

Other Assets, net

Other assets consisted of the following (in thousands):

	As of January 31,
	2011	2010
Deferred professional services costs, noncurrent portion	$10,201	$5,639
Long-term deposits	12,114	11,084
Purchased intangible assets, net of accumulated amortization of $9,868 and $5,694, respectively	31,660	6,613
Aquired intellectual property, net of accumulated amortization of $746 and $121, respectively.	5,874	133
Strategic investments	27,065	6,288
Other	17,457	10,008

	$104,371	$39,765

During the fourth quarter of fiscal 2011, the Company purchased approximately 14 acres of undeveloped land in San Francisco, California, including entitlements and improvements associated with the land, and perpetual parking rights in an existing garage for approximately $278.0 million in cash. Of the purchase price, the Company recorded $23.3 million to the perpetual parking rights and classified such rights as a purchased intangible asset as it represents an intangible right to use the existing garage.

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter. There was no impairment of goodwill during fiscal 2011 and 2010.

Goodwill consisted of the following (in thousands):

Total
Balance as of January 31, 2009	$44,872
Other acquisitions	4,083

Balance as of January 31, 2010	48,955
Jigsaw Data Corporation	133,254
Heroku, Inc.	181,304
DimDim, Inc.	23,373
Finalization of fiscal 2010 purchase price allocation	(1,150)
Other Acquisitions	10,345

Balance as of January 31, 2011	$396,081

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,
	2 0 11	2 0 10
Accrued compensation	$148,275	$90,223
Accrued other liabilities	112,840	46,188
Accrued other taxes payable	41,355	27,757
Accrued professional costs	12,548	10,740
Accrued rent	22,323	19,830
Income taxes payable	7,780	8,424

	$345,121	$203,162

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

The initial conversion rate is 11.7147 shares of common stock per $1,000 principal amount of Notes, subject to anti-dilution adjustments. The initial conversion price is $85.36 per share of common stock. Throughout the term of the Notes, the conversion rate may be adjusted upon the occurrence of certain events, including for any cash dividends. Holders of the Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a Note. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than cancelled, extinguished or forfeited. Holders may convert their Notes under the following circumstances:

•

during any fiscal quarter, if, for at least 20 trading days during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sales price of the Company’s common stock for such trading day is greater than or equal to 130% of the applicable conversion price on such trading day share of common stock on such last trading day;

•	in certain situations, when the trading price of the Notes is less than 98% of the product of the sale price of the Company’s common stock and the conversion rate;

•	upon the occurrence of specified corporate transactions described under the Notes Indenture, such as a consolidation, merger or binding share exchange; or

•	at any time on or after October 15, 2014.

As of January 31, 2011, the Notes are not yet convertible up to 6.7 million shares of the Company’s common stock.

For at least 20 trading days during the 30 consecutive trading days ended January 31, 2011, the Company’s common stock price exceeded the conversion price of $85.36 per share. Accordingly, the Notes are convertible at the holders’ option for the quarter ending April 30, 2011. Upon conversion of any Notes, the Company will deliver cash up to the principal amount of the Notes and with respect to any excess conversion value greater than the principal amount of the Notes, shares of the Company’s common stock, cash, or a combination of both at the Company’s election.

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

	As of January 31,
	2011	2010
Equity component (1)	$125,530	$125,530

Liability component :
Principal	$575,000	$575,000
Less: debt discount, net (2)	(102,462)	(124,802)

Net carrying amount	$472,538	$450,198

(1)	Included in the consolidated balance sheets within additional paid-in capital, net of the $1.8 million in equity issuance costs.
(2)	Included in the consolidated balance sheets within 0.75% convertible senior notes and is amortized over the remaining life of the Notes using the effective interest rate method.

As of January 31, 2011, the remaining life of the Notes is approximately 4 years.

The following table sets forth total interest expense recognized related to the Notes prior to capitalization of interest (in thousands):

	Fiscal Year Ended January 31,
	2011	2010
Contractual interest expense	$4,313	$144
Amortization of debt issuance costs	1,324	59
Amortization of debt discount	22,396	728

	$28,033	$931

Effective interest rate of the liability component	5.86%	5.86%

Note Hedges

To minimize the impact of potential economic dilution upon conversion of the Notes, the Company entered into convertible note hedge transactions with respect to its common stock (the “Note Hedges”). The Company paid, in January 2010, an aggregate amount of $126.5 million for the Note Hedges. The Note Hedges cover, approximately 6.7 million shares of the Company’s common stock at a strike price that corresponds to the initial conversion price of the Notes, also subject to adjustment, and are exercisable upon conversion of the Notes. The Note Hedges will expire upon the maturity of the Notes. The Note Hedges are intended to reduce the potential economic dilution upon conversion of the Notes in the event that the market value per share of the Company’s common stock, as measured under the Notes, at the time of exercise is greater than the conversion price of the

Notes. The Note Hedges are separate transactions and are not part of the terms of the Notes. Holders of the Notes will not have any rights with respect to the Note Hedges. The Company in January 2010 recorded a deferred tax asset of $51.4 million in connection with these Note Hedges.

Warrants

Separately, the Company in January 2010 also entered into warrant transactions (the “Warrants”), whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, up to 6.7 million shares of the Company’s common stock at a strike price of $119.51 per share. The Company received aggregate proceeds of $59.2 million from the sale of the Warrants. If the average market value per share of the Company’s common stock for the reporting period, as measured under the Warrants, exceeds the strike price of the Warrants, the Warrants will have a dilutive effect on the Company’s earnings per share. The Warrants are separate transactions, entered into by the Company and are not part of the terms of the Notes or Note Hedges. Holders of the Notes and Note Hedges will not have any rights with respect to the Warrants.

3. Stockholders’ Equity

Stock Options Issued to Employees

The Company maintains three stock plans; the 2004 Equity Incentive Plan, 2004 Employee Stock Purchase Plan and the 2004 Outside Directors Stock Plan. These plans, other than the 2004 Outside Directors Stock Plan, provide for annual automatic increases on February 1 to the shares reserved for issuance based on the lesser of (i) a specific percentage of the total number of shares outstanding at year end; (ii) a fixed number of shares; or (iii) a lesser number of shares set by the Company’s Board of Directors, all as specified in the respective plans. The expiration of the 1999 Stock Option Plan in fiscal 2010 did not affect awards outstanding, which continue to be governed by the terms and conditions of the 1999 Plan.

On February 1, 2011, 3.5 million additional shares were reserved under the 2004 Equity Incentive Plan pursuant to the automatic increase. The 2004 Employee Stock Purchase Plan will not be implemented unless and until the Company’s Board of Directors authorizes the commencement of one or more offerings under the plan. No offering periods have been authorized to date.

In April 2006, the Company’s Board of Directors approved the 2006 Inducement Equity Incentive Plan (the “Inducement Plan”) that allows for stock option and other equity incentive grants to employees in connection with merger or acquisition activity. In fiscal 2011, the Board of Directors amended the Inducement Plan to increase the share reserve by 300,000 shares to 1,000,000 shares in total. As of January 31, 2011, there were 362,102 shares of common stock available for grant under the Inducement Plan.

Prior to February 1, 2006, options issued under the Company’s stock option plans were generally for periods which had a term of 10 years. After February 1, 2006, options issued have a term of 5 years.

Stock activity is as follows:

	Shares Available for Grant	Options Outstanding
		Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2010	4,607,929	14,036,371	$40.36
Increase in shares authorized:
2004 Equity Incentive Plan	3,500,000	0	0
Inducement Plan	300,000	0	0
Options granted under all plans	(3,113,276)	3,113,276	128.33
Restricted stock activity	(1,775,505)	0	0
Stock grants to board and advisory board members	(50,200)	0	0
Exercised	0	(4,646,977)	34.52
1999 Plan shares expired	(92,999)	0	0
Cancelled	719,511	(719,511)	49.38

Balance as of January 31, 2011	4,095,460	11,783,159	$65.35	$782,437

Vested or expected to vest		11,358,774	$64.42	$763,923

Exercisable as of January 31, 2011		4,340,782	$36.32	$402,892

The total intrinsic value of the options exercised during the fiscal 2011, 2010, and 2009 were $322.5 million, $105.2 million, and $117.3 million, respectively. The intrinsic value is the difference of the current market value of the stock and the exercise price of the stock option.

The weighted-average remaining contractual life of vested and expected to vest options is approximately 3.3 years.

As of January 31, 2011, options to purchase 4,340,782 shares were vested at a weighted average exercise price of $36.32 per share and a remaining weighted-average remaining contractual life of approximately 2.6 years. The total intrinsic value of these vested options as of January 31, 2011 was $402.9 million.

The following table summarizes information about stock options outstanding as of January 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.75 to $25.19	1,054,480	3.2	$10.29	1,054,480	$10.29
$25.97	2,195,260	2.8	25.97	848,361	25.97
$27.20 to $52.48	2,309,582	2.0	45.79	1,528,138	44.65
$52.76 to $65.41	669,778	2.5	56.09	321,878	55.38
$65.44	2,301,557	3.8	65.44	489,953	65.44
$65.68 to $133.32	957,126	4.0	84.78	97,972	68.15
$142.50 to $148.49	2,295,376	4.8	142.52	0	0

	11,783,159	3.3	$65.35	4,340,782	$36.32

Restricted stock activity is as follows:

	Restricted Stock Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2009	2,499,151	$0.001
Granted	859,636	0.001
Cancelled	(212,774)	0.001
Vested and converted to shares	(829,561)	0.001

Balance as of January 31, 2010	2,316,452	0.001
Granted	2,048,925	0.001
Cancelled	(223,220)	0.001
Vested and converted to shares	(926,054)	0.001

Balance as of January 31, 2011	3,216,103	$0.001	$415,328

Expected to vest	2,979,791		$384,810

The restricted stock, which upon vesting entitles the holder to one share of common stock for each share of restricted stock, has an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and vest over 4 years.

The weighed-average fair value of the restricted stock issued in fiscal 2011 and 2010 was $108.03 and $47.59, respectively.

The Company reduced its income taxes payable by the tax benefit realized from the exercise, sale or vesting of the stock options or similar instruments during fiscal 2011 in the amount of $76.1 million. Cash provided by financing activities due to excess tax benefits from employee stock plans was a result of a portion of such cash tax benefit and the tax benefit arising from the utilization of net operating losses generated primarily from the settlement of stock awards in prior years.

Common Stock

The following number of shares of common stock were reserved and available for future issuance at January 31, 2011:

Options outstanding	11,783,159
Restricted stock awards and units outstanding	3,216,103
Stock available for future grant:
2004 Equity Incentive Plan	3,122,358
2006 Inducement Equity Incentive Plan	362,102
2004 Employee Stock Purchase Plan	1,000,000
2004 Outside Directors Stock Plan	611,000
0.75% Convertible senior notes	6,735,953
Warrants	6,735,953

33,566,628

During fiscal year 2011 and 2010, certain board members received stock grants totaling 48,000 shares of common stock, respectively for board services pursuant to the terms described in the 2004 Outside Directors Stock Plan. The expense related to these awards, which was expensed immediately at the time of the issuance, totaled $4.9 million and $2.2 million, in fiscal 2011 and 2010 respectively.

4. Preferred Stock

The Company’s board of directors has the authority, without further action by stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. The ability to issue preferred stock could delay or impede a change in control. At January 31, 2011 and 2010, no shares of preferred stock were outstanding.

5. Joint Venture

In December 2000, the Company established a Japanese joint venture, Kabushiki Kaisha salesforce.com, (“Salesforce Japan), with SunBridge, Inc., a Japanese corporation, to assist the Company with its sales efforts in Japan. During fiscal 2011, the Company paid $172.0 million to acquire SunBridge’s and other shareholders’ interest in Salesforce Japan. The Company now owns 100 percent of Salesforce Japan. As a result of the Company’s purchase of the shares held by SunBridge, the joint venture agreement terminated according to its terms. The purchase transaction, including transaction-related fees totaling $1.1 million, were accounted for as a reduction to additional paid-in capital and noncontrolling interest.

6. Acquisitions in fiscal year 2011

Jigsaw Data Corporation

In May 2010 the Company acquired for cash the stock of Jigsaw Data Corporation (“Jigsaw”), a cloud provider of crowd-sourced data services in the cloud. The Company acquired Jigsaw to combine the Company’s CRM applications and enterprise cloud platform with Jigsaw’s cloud-based model for the automation of acquiring, completing and cleansing business contact data. The Company has included the financial results of Jigsaw in the consolidated financial statements from the date of acquisition. The total cash consideration for Jigsaw was approximately $148.5 million. In addition, the Company will potentially make additional payments (“contingent consideration”) totaling up to $14.4 million in cash, based on the achievement of certain billings targets related to Jigsaw’s services for the one-year period from May 8, 2010 through May 7, 2011. The estimated fair value using a discounted cash flow model of the contingent consideration at May 7, 2010 was $13.4 million and is included in the total purchase price. The Company has recorded and will record the fair value of the contingent consideration each reporting period based on Jigsaw’s achievement of meeting its billing targets as it relates to the contingent consideration. The Company’s estimated fair value of the contingent consideration at January 31, 2011 was $14.1 million. The change in fair value of contingent consideration is recorded in general and administrative expenses.

The total preliminary purchase price and the fair value of the contingent consideration was allocated to the net tangible and intangible assets based upon their fair values as of May 7, 2010 as set forth below. The excess of the preliminary purchase price over the net tangible and intangible assets was recorded as goodwill. The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to both current and noncurrent deferred tax liabilities which are subject to change, pending the finalization of certain tax returns.

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

Customer relationships represent the fair values of the underlying relationships and agreements with Jigsaw’s customers. Developed service technology and database represents the fair values of the Jigsaw technology and database that contains the business contact data. Trade name and trademark represents the fair values of brand and name recognition associated with the marketing of Jigsaw’s services. The goodwill balance is not deductible for tax purposes. The goodwill balance is primarily attributable to Jigsaw’s assembled workforce and the expected synergies and revenue opportunities when combining the business contact data within the Jigsaw solution with the Company’s CRM cloud applications.

The fair value of intangible assets was based on the income approach. The acquisition costs which were expensed were not material.

Heroku, Inc.

In January 2011 the Company acquired for cash the stock of Heroku, Inc. (“Heroku”), a platform-as-a-service cloud vendor, built to work in an open environment and take advantage of the Ruby language. Ruby has become one of the leading development languages used for applications that are social, collaborative and deliver real-time access to information across mobile devices. The Company has included the financial results of Heroku in the consolidated financial statements from the date of acquisition. The total cash consideration for Heroku was approximately $216.7 million.

The total preliminary purchase price was allocated to the net tangible and intangible assets and liabilities based upon their fair values as of January 3, 2011 as set forth below. The excess of the preliminary purchase price over the net tangible and intangible assets was recorded as goodwill. The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to both current and noncurrent deferred tax liabilities which are subject to change, pending the finalization of certain tax returns.

(in thousands)
Net tangible assets	$5,411
Intangible assets	40,060
Deferred tax liability	(10,060)
Goodwill	181,304

Total purchase price	$216,715

The following table sets forth the components of intangible assets acquired in connection with the Heroku acquisition:

(in thousands)	Fair value	Useful life
Developed technology	$39,280	3 years
Trade name and trademark	780	3 years

Total intangible assets subject to amortization	$40,060

Developed product technology represents the fair value of the Heroku platform technology. Trade name and trademark represents the fair values of brand and name recognition associated with the marketing of Heroku’s services. The goodwill balance is not deductible for tax purposes. The goodwill balance is primarily attributable to Heroku’s assembled workforce and the Company’s ability to now access a large community of developers and independent software vendors (“ISVs”) who are building applications in the cloud using the Ruby language. Additionally, the goodwill balance also reflects the value of expanded market share opportunities that are expected to occur when combining the Company’s cloud platform with Heroku’s platform and enhancing the joint platform to allow developers and ISV’s the freedom to choose among a variety of programming languages.

The fair value of intangible assets was based on the cost approach using a replacement cost method to value the developed technology. The replacement cost method estimates the fair value based upon an estimate of the costs that would be incurred to replace the developed technology. The acquisition costs which were expensed were not material.

DimDim, Inc.

In January 2011 the Company acquired for cash the stock of DimDim, Inc. (“DimDim”), a provider of online meeting solutions for business collaboration. The Company has included the financial results of DimDim in the consolidated financial statements from the date of acquisition. The total cash consideration for DimDim was approximately $37.1 million.

The total preliminary purchase price was allocated to the net tangible and intangible assets based upon their fair values as of January 6, 2011 as set forth below. The excess of the preliminary purchase price over the net tangible and intangible assets was recorded as goodwill. The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to both current and noncurrent deferred tax liabilities which are subject to change, pending the finalization of certain tax returns.

(in thousands)
Net tangible assets	$1,951
Developed technology	14,450
Deferred tax liability	(2,648)
Goodwill	23,373

Total purchase price	$37,126

The developed technology acquired in connection with the DimDim acquisition represents the fair value of the developed technology. The goodwill balance is not deductible for tax purposes. The goodwill balance is primarily attributable to DimDim’s assembled workforce and the expected synergies and expanded market leadership opportunities when integrating DimDim’s on-line meeting solution technology with the Company’s collaboration cloud offering.

The fair value of intangible assets was based on the income approach. The acquisition costs which were expensed were not material.

Other Acquisitions

During fiscal 2011, the Company acquired three privately-held companies for $18.1 million in aggregate cash and $2.8 million in contingent consideration. The Company accounted for these transactions as business combinations. Of the $20.9 million, the Company allocated $10.0 million to acquired intangible assets with useful lives of 3 to 5 years and $10.3 million to goodwill. The goodwill balances are not deductible for tax purposes. These transactions were not material, individually or in aggregate.

Intangible assets acquired resulting from the acquisitions described above as of January 31, 2011 are as follows (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life
Acquired developed technology	$86,710	$(9,324)	$77,386	2.7 years
Customer relationships	2,990	(412)	2,578	4.3 years
Trade name and trademark	2,920	(557)	2,363	2.4 years

	$92,620	$(10,293)	$82,327

The expected future amortization expense for these intangible assets for each of the fiscal years ended thereafter is as follows (in thousands):

Fiscal Period:
Fiscal 2012	$30,475
Fiscal 2013	30,475
Fiscal 2014	20,598
Fiscal 2015	598
Fiscal 2016	181

Total amortization expense	$82,327

Pro forma results of operations have not been presented because the effect of the acquisitions individually or in the aggregate were not significant.

7. Income Taxes

The domestic and foreign components of income before provision for income taxes and noncontrolling interest consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2011	2010	2009
Domestic	$75,515	$125,095	$83,590
Foreign	28,783	17,286	2,002

	$104,298	$142,381	$85,592

The provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2011	2010	2009
Current:
Federal	$29,992	$43,313	$55,228
State	6,276	8,788	7,701
Foreign	13,239	12,179	7,699

Total	49,507	64,280	70,628
Deferred:
Federal	(8,687)	(4,506)	(26,979)
State	(4,745)	(979)	(5,372)
Foreign	(1,474)	(1,106)	(720)

Total	(14,906)	(6,591)	(33,071)

Provision for income taxes	$34,601	$57,689	$37,557

A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes included in the accompanying consolidated statements of operations is as follows (in thousands):

	Fiscal Year Ended January 31,
	2011	2010	2009
U.S. federal taxes at statutory rate	$36,504	$49,833	$29,957
State, net of the federal benefit	6,069	8,645	4,685
Foreign losses providing no benefit	0	0	3,091
Foreign taxes in excess of the U.S. statutory rate	3,412	6,748	3,537
Tax credits	(13,625)	(9,845)	(5,222)
Non-deductible expenses	2,621	755	901
Impact of California tax law change	2,199	2,747	0
Tax—noncontrolling interest	(1,825)	(1,390)	0
Other, net	(754)	196	608

	$34,601	$57,689	$37,557

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	As of January 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$21,929	$5,284
Deferred stock compensation	31,872	30,451
Tax credits	39,065	20,836
Deferred rent expense	8,371	7,360
Accrued liabilities	29,549	22,006
Deferred revenue	9,727	10,802
Other	4,508	4,798

Total deferred tax assets	145,021	101,537
Less valuation allowance	(1,142)	(1,540)

Net deferred tax assets	143,879	99,997

Deferred tax liabilities:
Deferred commissions	(27,739)	(22,613)
Purchased intangibles	(24,856)	(3,280)
Unrealized gains on investments	(5,005)	(3,873)
Depreciation and amortization	(13,500)	(229)
Other	(4,064)	(2,307)

Total deferred tax liabilities	(75,164)	(32,302)

Net deferred tax assets	$68,715	$67,695

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been partially offset by a valuation allowance. The valuation allowance relates to net deferred tax assets from operating losses of certain foreign subsidiaries. The excess tax benefits associated with stock option exercises are recorded directly to stockholders’ equity controlling interest only when realized. As a result, the excess tax benefits included in net operating loss carryforwards but not reflected in deferred tax assets for fiscal year 2011 and 2010 are $80.6 million and $8.5 million, respectively.

At January 31, 2011, the Company had net operating loss carryforwards for federal income tax purposes of approximately $257.6 million, which expire in 2024 through 2031, federal research and development tax credits of approximately $25.8 million, which expire in 2020 through 2031, foreign tax credits of $3.6 million, which expires in 2019, and minimum tax credits of $0.7 million, which have no expiration date.

The Company also has state net operating loss carryforwards of approximately $308.5 million which expire beginning in 2013 and state research and development tax credits of approximately $21.8 million and $4.0 million of state enterprise zone tax credits, which do not expire.

Utilization of the Company’s net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

The Company had gross unrecognized tax benefits of $27.5 million and $22.1 million as of January 31, 2011 and January 31, 2010 respectively.

A reconciliation of the beginning and ending balance of total unrecognized tax benefits for fiscal years 2011, 2010, and 2009 is as follows (in thousands):

	Fiscal Year Ended January 31,
	2011	2010	2009
Balance as of February 1,	$22,053	$16,472	$11,771
Tax positions taken in prior period:
Gross increases	41	457	17
Gross decreases	(811)	(707)	(148)
Tax positions taken in current period:
Gross increases	8,047	5,401	5,955
Settlements	(39)	(212)	(149)
Lapse of statute of limitations	(1,741)	0	0
Currency translation effect	(88)	642	(974)

Balance as of January 31,	$27,462	$22,053	$16,472

For fiscal year 2011, 2010, and 2009 total unrecognized tax benefits in an amount of $20.4 million, $16.5 million and $11.8 million respectively, if recognized, would reduce income tax expense and the Company’s effective tax rate.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in the income tax provision. The Company accrued no penalties and an immaterial amount of interest in income tax expense for fiscal 2011, 2010 and 2009.

Tax positions for the Company and its subsidiaries are subject to income tax audits by many tax jurisdictions throughout the world. The Company’s U.S. federal and state tax returns for all tax years since February 1999, which was the inception of the Company, remain open to examination. With few exceptions, all tax years in most major jurisdictions, including Canada, United Kingdom and Australia, remain open for examinations, while Japan is open for examinations only for years after 2004. During the fiscal year ended January 31, 2011, the National Tax Agency of Japan completed the examination of the Company’s fiscal 2010 tax return for Japan. No material adjustment was made as a result of the examination. Management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months. However, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.

8. Commitments

Letters of Credit

As of January 31, 2011, the Company had a total of $8.9 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and mature at various dates through September 2021.

Leases

The Company leases office space and equipment under non-cancelable operating and capital leases with various expiration dates.

As of January 31, 2011, the future minimum lease payments under non-cancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Period:
Fiscal 2012	$11,503	$107,343
Fiscal 2013	5,818	101,527
Fiscal 2014	2,292	79,074
Fiscal 2015	0	47,126
Fiscal 2016	0	44,423
Thereafter	0	119,791

Total minimum lease payments	19,613	$499,284

Less: amount representing interest	(976)

Present value of capital lease obligation	$18,637

The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on the straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Of the total operating lease commitment balance of $499.3 million, $436.9 million is related to facilities space. The remaining $62.3 million commitment is related to computer equipment and other leases.

The Company’s agreements for the facilities and certain services provide the Company with the option to renew. The Company’s future contractual obligations would change if the Company exercised these options.

Rent expense for fiscal 2011, 2010 and 2009 was $52.8 million, $47.3 million and $36.0 million, respectively.

9. Legal Proceedings

The Company is involved in various legal proceedings arising from the normal course of business activities, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. The Company makes a provision for a liability related to legal proceedings when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. In management’s opinion, resolution of these matters is not expected to have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect the Company’s future results of operations or cash flows or both.

Many of the Company’s subscription agreements require the Company to indemnify its customers for third-party intellectual property infringement claims, which could increase the cost to the Company of an adverse ruling on such a claim. Any adverse determination related to intellectual property claims or litigation could prevent the Company from offering its service to others, could be material to the Company’s net income or cash flows or both or could otherwise adversely affect the Company’s operating results.

10. Employee Benefit Plan

The Company has a 401(k) plan covering all eligible employees in the United States. Since January 1, 2006, the Company has been contributing to the plan. Total Company contributions during fiscal 2011, 2010 and 2009, were $11.0 million, $8.5 million and $6.7 million, respectively.

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

Since the Foundation’s inception, the Company has provided at no charge certain resources to Foundation employees such as office space. The value of these items were in excess of $90,000 per quarter during fiscal year 2011.

In addition to the resource sharing with the Foundation, the Company issued the Foundation warrants in August 2002 to purchase shares of the Company’s common stock. All of the warrants were exercised in prior years. As of January 31, 2011, the Foundation held 121,000 shares of salesforce.com common stock. Additionally, the Company has donated subscriptions to the Company’s service to other qualified non-profit organizations. The Company also allows an affiliate of the Foundation to resell the Company’s service to large non-profit organizations. The Company does not charge the affiliate for the subscriptions. The fair value of these and the subscriptions were in excess of $3.6 million per month during fiscal 2011. The Company currently plans to continue these programs.

12. Selected Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for fiscal 2011 and 2010 is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
	(in thousands, except per share data)
Fiscal 2011
Revenues	$376,813	$394,372	$429,087	$456,867	$1,657,139
Gross profit	305,232	316,582	346,956	364,556	1,333,326
Income (loss) from operations	33,050	29,682	35,156	(391)	97,497
Net income attributable to salesforce.com	17,745	14,744	21,072	10,913	64,474
Basic net income per share attributable to salesforce.com common shareholders	$0.14	$0.11	$0.16	$0.08	$0.50
Diluted net income per share attributable to salesforce.com common shareholders	$0.13	$0.11	$0.15	$0.08	$0.47

Fiscal 2010
Revenues	$304,924	$316,061	$330,549	$354,049	$1,305,583
Gross profit	243,124	253,565	264,979	285,990	1,047,658
Income from operations	30,123	29,489	30,141	25,519	115,272
Net income attributable to salesforce.com	18,436	21,198	20,691	20,394	80,719
Basic net income per share attributable to salesforce.com common shareholders	$0.15	$0.17	$0.17	$0.16	$0.65
Diluted net income per share attributable to salesforce.com common shareholders	$0.15	$0.17	$0.16	$0.16	$0.63

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2011 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2011. We reviewed the results of management’s assessment with our Audit Committee.

The effectiveness of our internal control over financial reporting as of January 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

(c) Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended January 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information concerning our directors, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, our audit committee and any changes to the process by which stockholders may recommend nominees to the Board required by this Item are incorporated herein by reference to information contained in the Proxy Statement, including “Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

The information concerning our executive officers required by this Item is incorporated by reference herein to the section of this Report in Part I, entitled “Executive Officers of the Registrant.”

We have adopted a code of ethics, our Code of Conduct, that applies to all employees, including our principal executive officer, Marc Benioff, principal financial and accounting officer, Graham Smith, and all other executive officers. The Code of Conduct is available on our Web site at http://www.salesforce.com/company/investor/governance/. A copy may also be obtained without charge by contacting Investor Relations, salesforce.com, inc., The Landmark @ One Market, Suite 300, San Francisco, California 94105 or by calling (415) 901-7000.

We plan to post on our Web site at the address described above any future amendments or waivers of our Code of Conduct.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including “Compensation Discussion and Analysis,” “Committee Reports,” “Directors and Corporate Governance” and “Executive Compensation and Other Matters.”

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

The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including “Directors and Corporate Governance” and “Employment Contracts and Certain Transactions.”

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

(c) Financial Statement Schedules.

salesforce.com, inc.

Schedule II Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions	Deductions Write-offs	Balance at End of Year
Fiscal year ended January 31, 2011
Allowance for doubtful accounts	$1,050,000	$3,995,000	$3,334,000	$1,711,000
Fiscal year ended January 31, 2010
Allowance for doubtful accounts	$1,527,000	$2,787,000	$3,264,000	$1,050,000
Fiscal year ended January 31, 2009
Allowance for doubtful accounts	$906,000	$4,390,000	$3,769,000	$1,527,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 23, 2011

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

Signature	Title	Date

/S/ MARC BENIOFF Marc Benioff	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 23, 2011

/S/ GRAHAM SMITH Graham Smith	Chief Financial Officer (Principal Financial & Accounting Officer)	March 23, 2011

/S/ CRAIG CONWAY Craig Conway	Director	March 23, 2011

/S/ ALAN HASSENFELD Alan Hassenfeld	Director	March 23, 2011

/S/ CRAIG RAMSEY Craig Ramsey	Director	March 23, 2011

/S/ SANFORD R. ROBERTSON Sanford R. Robertson	Director	March 23, 2011

/S/ STRATTON SCLAVOS Stratton Sclavos	Director	March 23, 2011

/S/ LAWRENCE TOMLINSON Lawrence Tomlinson	Director	March 23, 2011

/S/ MAYNARD WEBB Maynard Webb	Director	March 23, 2011

/S/ SHIRLEY YOUNG Shirley Young	Director	March 23, 2011

Index to Exhibits

Exhibit 2.1(1)	Agreement and Plan of Merger dated as of December 7, 2010, by and among salesforce.com, inc., Hi’iaka Acquisition Corporation, Heroku, Inc. and with respect to Articles VII, VIII and IX thereof only, John Connors as Stockholder Representative and U.S. Bank National Association as Escrow Agent

Exhibit 3.1(2)	Restated Certificate of Incorporation of salesforce.com, inc.

Exhibit 3.2(3)	Amended and Restated Bylaws of salesforce.com, inc.

Exhibit 4.1(2)	Specimen Common Stock Certificate

Exhibit 4.2(4)	Indenture between salesforce.com, inc. and U.S. Bank National Association, dated as of January 19, 2010 including the form of 0.75% Convertible Senior Notes due 2015 therein

Exhibit 10.1*(2)	Form of Indemnification Agreement between salesforce.com, inc. and its officers and directors

Exhibit 10.2*(5)	1999 Stock Option Plan, as amended

Exhibit 10.3*(6)	2004 Equity Incentive Plan, as amended

Exhibit 10.4*(2)	2004 Employee Stock Purchase Plan

Exhibit 10.5*	2004 Outside Directors Stock Plan, as amended

Exhibit 10.6*(3)	2006 Inducement Equity Incentive Plan

Exhibit 10.7*(7)	Mahalo Bonus Plan

Exhibit 10.8**(5)	Master Service Agreement dated May 17, 2005 between salesforce.com, inc. and Equinix, Inc.

Exhibit 10.9(8)	Resource Sharing Agreement dated as of January 29, 2009 between salesforce.com, inc., salesforce.com foundation, and salesforce.org

Exhibit 10.10	Reseller Agreement dated as of January 30, 2009 between salesforce.com, inc and salesforce.org

Exhibit 10.11*	Form of Offer Letter and schedule of omitted details thereto

Exhibit 10.12*(8)	Form of Change of Control and Retention Agreement as entered into with Marc Benioff

Exhibit 10.13*(8)	Form of Change of Control and Retention Agreement as entered into with Parker Harris, George Hu, Graham Smith, Jim Steele, Polly Sumner and Frank van Veenendaal

Exhibit 10.14*(8)	Form of Change of Control and Retention Agreement as entered into with David Schellhase

Exhibit 10.15(4)

Purchase Agreement dated January 12, 2010 between salesforce.com, inc. and

Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers named in Schedule A thereto

Exhibit 10.16(4)	Form of Convertible Bond Hedge Confirmation

Exhibit 10.17(4)	Form of Warrant Confirmation

Exhibit 10.18**	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of October 21, 2010 by and between ARE-San Francisco No. 22, LLC and Bay Jacaranda No. 3334, LLC

Exhibit 10.19**	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of October 21, 2010 by and between ARE-San Francisco No. 16, LLC and Bay Jacaranda No. 2932, LLC

Exhibit 10.20**	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of October 21, 2010 by and between ARE-San Francisco No. 19, LLC and Bay Jacaranda No. 2627, LLC

Exhibit 21.1	List of Subsidiaries

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm

Exhibit 24.1	Power of Attorney. (See page 93)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS(9)	XBRL Instance Document

Exhibit 101.SCH(9)	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL(9)	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF(9)	XBRL Extension Definition

Exhibit 101.LAB(9)	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE(9)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested for a portion of this exhibit.
(1)	Incorporated by reference from the company’s Form 8-K as filed with the Securities and Exchange Commission on December 8, 2010.
(2)	Incorporated by reference from the Company’s registration statement on Form S-1 (No. 333-111289), Amendment No. 3, as filed with the Securities and Exchange Commission on April 20, 2004.
(3)	Incorporated by reference from the Company’s Form 8-K as filed with the Securities and Exchange Commission on January 14, 2011.
(4)	Incorporated by reference from the company’s Form 8-K as filed with the Securities and Exchange Commission on January 19, 2010.
(5)	Incorporated by reference from the Company’s Form 10-K for the annual period ended January 31, 2006 as filed with the Securities and Exchange Commission on March 15, 2006.
(6)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended July 31, 2006 as filed with the Securities and Exchange Commission on August 18, 2006.
(7)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended July 31, 2009 as filed with the Securities and Exchange Commission on August 25, 2009.
(8)	Incorporated by reference from the Company’s Form 10-K for the annual period ended January 31, 2010 as filed with the Securities and Exchange Commission on March 11, 2010.
(9)	The financial information contained in these XBRL documents is unaudited and these are not the official publicly filed financial statements of salesforce.com, inc. The purpose of submitting these XBRL documents is to test the related format and technology, and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.