Form 10-Q
period 2011-04-30
SALESFORCE COM INC
filed 2011-05-26
CIK 1108524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2011

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

As of April 30, 2011, there were approximately 133.9 million shares of the Registrant’s Common Stock outstanding.

salesforce.com, inc.

salesforce.com, inc.

Condensed Consolidated Balance Sheets

(in thousands)

	April 30, 2011	January 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$664,612	$424,292
Marketable securities	99,224	72,678
Accounts receivable, net	270,816	426,943
Deferred commissions	65,800	67,774
Deferred income taxes	23,791	27,516
Prepaid expenses and other current assets	63,886	55,721

Total current assets	1,188,129	1,074,924
Marketable securities, noncurrent	758,449	910,587
Property and equipment, net	446,268	387,174
Deferred commissions, noncurrent	46,645	48,842
Deferred income taxes, noncurrent	47,432	41,199
Capitalized software, net	124,661	127,987
Goodwill	406,889	396,081
Other assets, net	109,595	104,371

Total assets	$3,128,068	$3,091,165

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,969	$18,106
Accrued expenses and other current liabilities	295,970	345,121
Deferred revenue	893,904	913,239
Convertible senior notes, net (Note 2)	478,369	0

Total current liabilities	1,685,212	1,276,466
Convertible senior notes, net	0	472,538
Income taxes payable, noncurrent	20,292	18,481
Long-term lease liabilities and other	49,062	25,487
Deferred revenue, noncurrent	21,229	21,702

Total liabilities	1,775,795	1,814,674

Temporary equity (Note 2)	96,631	0

Stockholders’ equity:
Common stock	134	133
Additional paid-in capital	1,083,867	1,098,604
Accumulated other comprehensive income	76	6,719
Retained earnings	171,565	171,035

Total stockholders’ equity	1,255,642	1,276,491

Total liabilities, temporary equity and stockholders’ equity	$3,128,068	$3,091,165

See accompanying Notes.

salesforce.com, inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended April 30,
	2011	2010
Revenues:
Subscription and support	$473,504	$350,712
Professional services and other	30,860	26,101

Total revenues	504,364	376,813
Cost of revenues (1):
Subscription and support	75,243	44,057
Professional services and other	27,823	27,524

Total cost of revenues	103,066	71,581

Gross profit	401,298	305,232
Operating expenses (1):
Research and development	65,292	40,122
Marketing and sales	254,471	175,867
General and administrative	84,338	56,193

Total operating expenses	404,101	272,182
Income (loss) from operations	(2,803)	33,050
Investment income	8,055	7,875
Interest expense	(3,671)	(7,060)
Other expense	(800)	(1,973)

Income before provision for income taxes and noncontrolling interest	781	31,892
Provision for income taxes	(251)	(12,016)

Consolidated net income	530	19,876
Less: Net income attributable to noncontrolling interest	0	(2,131)

Net income attributable to salesforce.com	$530	$17,745

Basic net income per share attributable to salesforce.com common shareholders	$0.00	$0.14
Diluted net income per share attributable to salesforce.com common shareholders	$0.00	$0.13
Shares used in computing basic net income per share	133,454	128,032
Shares used in computing diluted net income per share	141,062	132,251
(1) Amounts include stock-based expenses, as follows:

Cost of revenues	$3,651	$3,074
Research and development	7,839	4,102
Marketing and sales	23,787	12,210
General and administrative	12,281	7,082

See accompanying Notes.

salesforce.com, inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended April 30,
	2011	2010
Operating activities
Consolidated net income	$530	$19,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,593	14,505
Amortization of debt discount and transaction costs	2,255	5,451
Amortization deferred commissions	24,675	19,489
Expenses related to stock-based awards	47,558	26,468
Excess tax benefits from employee stock plans	(2,034)	(9,288)
Changes in assets and liabilities:
Accounts receivable, net	156,127	138,951
Deferred commissions	(20,504)	(19,308)
Prepaid expenses and other current assets	(9,383)	9,939
Other assets	(2,713)	(1,439)
Accounts payable	(1,137)	(1,658)
Accrued expenses and other current liabilities	(65,641)	(19,984)
Deferred revenue	(19,808)	(39,819)

Net cash provided by operating activities	139,518	143,183

Investing activities
Business combinations, net of cash acquired	(13,335)	0
Land activity and building improvements	(1,014)	0
Strategic investments	(5,433)	(500)
Purchase of marketable securities	(232,127)	(816,358)
Sales of marketable securities	352,070	204,153
Maturities of marketable securities	6,515	116,262
Capital expenditures	(27,314)	(11,690)

Net cash provided by (used in) investing activities	79,362	(508,133)

Financing activities
Purchase of subsidiary stock	0	(1,273)
Proceeds from the exercise of stock options	32,286	37,516
Excess tax benefits from employee stock plans	2,034	9,288
Contingent consideration payment related to prior business combination	(2,800)	0
Principal payments on capital lease obligations	(3,562)	(1,918)

Net cash provided by financing activities	27,958	43,613

Effect of exchange rate changes	(6,518)	825

Net increase (decrease) in cash and cash equivalents	240,320	(320,512)
Cash and cash equivalents, beginning of period	424,292	1,011,306

Cash and cash equivalents, end of period	$664,612	$690,794

Supplemental cash flow disclosure:
Cash paid (received) during the period for:
Interest, net	$337	$215
Income taxes, net of tax refunds	$10,978	$(5,513)
Non-cash financing and investing activities:
Fixed assets acquired under capital leases	$47,203	$431

See accompanying Notes.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements

1. Summary of Business and Significant Accounting Policies

Description of Business

Salesforce.com, inc. (the “Company”) is a leading provider of enterprise cloud computing applications. The Company provides a comprehensive customer and collaboration relationship management (“CRM”) service to businesses of all sizes and industries worldwide and provides a technology platform for customers and developers to build and run applications. The Company offers its enterprise cloud computing services on a subscription basis.

Fiscal Year

The Company’s fiscal year ends on January 31. References to fiscal 2012, for example, refer to the fiscal year ending January 31, 2012.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of April 30, 2011 and the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three months ended April 30, 2011 and 2010, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2011 was derived from the audited consolidated financial statements which are included in the Company’s Form 10-K for the fiscal year ended January 31, 2011, which was filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2011. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s fiscal 2011 Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of April 30, 2011, and its results of operations and its cash flows for the three months ended April 30, 2011 and 2010. All adjustments are of a normal recurring nature. The results for the three months ended April 30, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2012.

On February 1, 2011, the Company adopted on a prospective basis Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). As a result of the adoption of ASU 2009-13, the Company has updated its accounting policy for revenue recognition related to multiple-deliverable arrangements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in the Company’s consolidated financial statements and notes thereto.

Significant estimates and assumptions made by management include the determination of:

•	the best estimate of selling price of the deliverables included in multiple-deliverable revenue arrangements,

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

•	the fair value of assets acquired and liabilities assumed for business acquisitions,

•	recognition and measurement of current and deferred income taxes,

•	the fair value of stock awards issued, and

•	the valuation of strategic investments and the determination of other-than-temporary impairments.

Actual results could differ materially from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Segments

The Company operates in one reportable segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assessing performance. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.

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

No customer accounted for more than five percent of accounts receivable at April 30, 2011 and 2010. No single customer accounted for five percent or more of total revenue in the three months ended April 30, 2011 and 2010.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

As of April 30, 2011 and January 31, 2011, assets located outside the Americas were 16 percent and 16 percent of total assets, respectively.

Revenues by geographical region are as follows (in thousands):

	Three months ended April 30,
	2011	2010
Revenues by geography:
Americas	$340,018	$259,284
Europe	94,395	66,842
Asia Pacific	69,951	50,687

	$504,364	$376,813

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value.

Marketable Securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities are classified as available for sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of investment income. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value and its intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of investment income.

Fair Value Measurement

The Company reports its financial and non-financial assets and liabilities that are re-measured and reported at fair value at each reporting period. The Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1.	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2.	Include other inputs that are directly or indirectly observable in the marketplace.

Level 3.	Unobservable inputs which are supported by little or no market activity.

All of the Company’s cash equivalents, marketable securities and foreign currency derivative contracts are classified within Level 1 or Level 2 because the Company’s cash equivalents, marketable securities and foreign currency derivative contracts are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs. The Company’s contingent considerations related to acquisitions are classified within Level 3 because the liabilities are valued using significant unobservable inputs.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of April 30, 2011 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of April 30, 2011
Cash equivalents (1):
Time deposits	$27,775	$0	$0	$27,775
Money market mutual funds	84,006	0	0	84,006
Marketable securities:
Corporate notes and obligations	0	602,696	0	602,696
U.S. agency obligations	0	67,156	0	67,156
U.S. treasury securities	26,838	0	0	26,838
Government obligations	6,537	0	0	6,537
Mortgage backed securities	0	36,684	0	36,684
Collateralized mortgage obligations	0	92,602	0	92,602
Municipal securities	0	25,160	0	25,160
Foreign currency derivative contracts (2)	0	407	0	407

Total Assets	$145,156	$824,705	$0	$969,861

Liabilities
Foreign currency derivative contracts (3)	$0	$4,673	$0	$4,673
Contingent consideration (related to acquisitions, see Note 4) (3)	0	0	14,400	14,400

Total Liabilities	$0	$4,673	$14,400	$19,073

(1)	Included in “cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheet as of April 30, 2011, in addition to $552.8 million of cash.
(2)	Included in “prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheet as of April 30, 2011.
(3)	Included in “accrued expenses and other current liabilities” in the accompanying Condensed Consolidated Balance Sheet as of April 30, 2011.

The following table presents the Company’s only liability measured at fair value using significant unobservable inputs (Level 3) at April 30, 2011. This liability consists of the Company’s contingent considerations related to acquisitions and the fair value was determined using a discounted cash flow model (in thousands):

Balance at February 1, 2011	$17,138
Additions	262
Payments	(3,000)

Balance at April 30, 2011	$14,400

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of January 31, 2011 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of January 31, 2011
Cash equivalents (1):
Time deposits	$26,565	$0	$0	$26,565
Money market mutual funds	122,516	0	0	122,516
Marketable securities:
Corporate notes and obligations	0	707,613	0	707,613
U.S. agency obligations	0	79,408	0	79,408
U.S. treasury securities	22,706	0	0	22,706
Government obligations	6,532	0	0	6,532
Mortgage backed securities	0	38,886	0	38,886
Collateralized mortgage obligations	0	105,039	0	105,039
Municipal securities	0	23,081	0	23,081
Foreign currency derivative contracts (2)	0	1,539	0	1,539

Total Assets	$178,319	$955,566	$0	$1,133,885

Liabilities
Foreign currency derivative contracts (3)	$0	$2,863	$0	$2,863
Contingent considerations (related to acquisitions, see Note 4) (3)	0	0	17,138	17,138

Total Liabilities	$0	$2,863	$17,138	$20,001

(1)	Included in “cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheet as of January 31, 2011, in addition to $275.2 million of cash.
(2)	Included in “prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheet as of January 31, 2011.
(3)	Included in “accrued expenses and other current liabilities” in the accompanying Condensed Consolidated Balance Sheet as of January 31, 2011.

The following table presents the Company’s only liability measured at fair value using significant unobservable inputs (Level 3) at January 31, 2011. This liability consists of the Company’s contingent considerations related to acquisitions and the fair value was determined using a discounted cash flow model (in thousands):

Balance at February 1, 2010	$0
Additions	17,138

Balance at January 31, 2011	$17,138

Strategic Investments

The Company has one investment in a marketable equity security measured using its quoted price in its active market (Level 1) and certain interests in non-marketable equity securities that the Company considers strategic investments. The fair value of the Company’s marketable security of $6.0 million includes an unrealized loss of

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

$0.4 million for the three months ended April 30, 2011. The total carrying value that approximates the fair value of the Company’s strategic investments was $31.6 million and $27.1 million as of April 30, 2011 and January 31, 2011, respectively. Strategic investments are recorded in Other Assets, net on the condensed consolidated balance sheet.

Derivative Financial Instruments

The Company enters into foreign currency derivative contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company uses forward currency derivative contracts to minimize the Company’s exposure of balances denominated in Euros, Swiss francs, Australian dollars, Singapore dollars, Japanese yen and British pounds. The Company’s foreign currency derivative contracts which are not designated as hedging instruments are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. The Company’s program is not designated for trading or speculative purposes. As of April 30, 2011 and January 31, 2011 the foreign currency derivative contracts that were not settled are recorded at fair value on the condensed consolidated balance sheet.

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

Details on outstanding foreign currency derivative contracts related primarily to intercompany receivables and payables are presented below (in thousands):

	April 30, 2011	January 31, 2011
Notional amount of foreign currency derivative contracts	$258,487	$202,491
Fair value of foreign currency derivative contracts	$(4,266)	$(1,324)

The Company’s fair value of its outstanding derivative instruments are summarized below (in thousands):

		Fair Value of Derivative Instruments
	Balance Sheet Location	As of April 30, 2011	As of January 31, 2011
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$407	$1,539

Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Accrued expenses and other current liabilities	$4,673	$2,863

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The effect of the derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations for the three months ended April 30, 2011 and 2010, respectively are summarized below (in thousands):

Derivatives Not Designated as Hedging Instruments	Gains (Losses) Recognized in Income on Derivative Instruments
		Three months ended April 30,
	Location	2011	2010

Foreign currency derivative contracts	Other expense	$(11,042)	$2,082

Investment Income

Investment income consists of interest income, realized gains, and realized losses on the Company’s cash, cash equivalents and marketable securities. The components of investment income are presented below (in thousands):

	Three months ended April 30,
(In thousands)	2011	2010
Interest income	$6,263	$4,993
Realized gains	3,271	3,200
Realized losses	(1,479)	(318)

Total investment income	$8,055	$7,875

Comprehensive Income (loss)

Comprehensive income (loss) consists of the following, net of tax: net income, net foreign currency translation gains and losses, and net unrealized gains and losses on marketable securities. The following table sets forth the components of comprehensive income (in thousands):

	Three months ended April 30,
	2011	2010
Consolidated net income	$530	$19,876
Less: net income attributable to noncontrolling interest	0	(2,131)
Translation and other adjustments	(7,077)	2,432
Unrealized gain (loss) on marketable securities, net	434	(932)

Comprehensive income (loss) attributable to salesforce.com	$(6,113)	$19,245

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

Notes to Condensed Consolidated Financial Statements—(Continued)

A reconciliation of the denominator used in the calculation of basic and diluted net income per share attributable to salesforce.com is as follows (in thousands):

	Three months ended April 30,
	2011	2010
Numerator:
Net income attributable to salesforce.com	$530	$17,745
Denominator:
Weighted-average shares outstanding for basic earnings per share	133,454	128,032
Effect of dilutive securities:
Convertible senior notes	2,409	0
Employee stock awards	4,521	4,219
Warrants	678	0

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	141,062	132,251

As the weighted average market value per share of the Company’s common stock for the quarter ended April 30, 2011 exceeds the strike price of the Notes and the Warrants, both instruments had a dilutive effect on the Company’s earnings per share for the quarter ended April 30, 2011. Dilutive shares outstanding during the three month period ended April 30, 2010 do not include any effect resulting from the Notes as the Company’s common stock did not exceed the strike price or from the warrants as their impact would have been anti-dilutive. The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact. The dilutive securities are excluded when, for example, their exercise prices, unrecognized compensation and tax benefits are greater than the average fair values of the Company’s common stock (in thousands). These securities could be included in the future if the average market value of the Company’s common stock increases and is greater than the exercise price.

	Three months ended April 30 ,
	2011	2010
Stock awards	2,537	3,341
Warrants	0	6,736

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

The total income tax benefit recognized in the accompanying condensed consolidated statements of operations related to stock-based awards was $16.5 million and $9.7 million for the three months ended April 30, 2011 and 2010 respectively.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Effective Tax Rate

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to income from recurring operations and adjusts the provision for discrete tax items recorded in the period. The Company’s effective tax rate for the three months ended April 30, 2011 was 32 percent, which was lower than the federal statutory tax rate of 35 percent. The lower tax rate was attributable to the benefit of federal and California research tax credits offset by state income taxes, a detrimental foreign tax rate differential and non-deductible acquisition expenses.

The Company’s effective tax rate of 38 percent for the three months ended April 30, 2010 was higher than the federal statutory rate of 35 percent primarily due to state income taxes, a detrimental foreign tax rate differential and the unfavorable impact of a change in California tax law, which was partially offset by the benefit of California research tax credits.

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

Revenue Recognition

The Company derives its revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing the Company’s enterprise cloud computing application service and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) related professional services such as process mapping, project management, implementation services and other revenue. “Other revenue” consists primarily of training fees.

The Company commences revenue recognition when all of the following conditions are satisfied:

•	There is persuasive evidence of an arrangement;

•	The service has been or is being provided to the customer;

•	The collection of the fees is reasonably assured; and

•	The amount of fees to be paid by the customer is fixed or determinable.

The Company’s subscription service arrangements are non-cancelable and do not contain refund-type provisions.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Subscription and Support Revenues

Subscription and support revenues are recognized ratably over the contract terms beginning on the commencement date of each contract, which is the date the Company’s service is made available to customers. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

Professional Services and Other Revenues

The majority of the Company’s professional services contracts are on a time and material basis. When these services are not combined with subscription revenues as a single unit of accounting, as discussed below, these revenues are recognized as the services are rendered for time and material contracts, and when the milestones are achieved and accepted by the customer for fixed price contracts. Training revenues are recognized as the services are performed.

Multiple-Deliverable Arrangements

The Company enters into arrangements with multiple deliverables that generally include subscription, premium support, and professional services.

Prior to February 1, 2011, the deliverables in multiple-deliverable arrangements were accounted for separately if the delivered items had standalone value and there was objective and reliable evidence of fair value for the undelivered items. If the deliverables in a multiple-deliverable arrangement could not be accounted for separately, the total arrangement fee was recognized ratably as a single unit of accounting over the contracted term of the subscription agreement. A significant portion of the Company’s multiple-deliverable arrangements were accounted for as a single unit of accounting because the Company did not have objective and reliable evidence of fair value for certain of its deliverables. Additionally, in these situations, the Company deferred the direct costs of a related professional service arrangement and amortized those costs over the same period as the professional services revenue was recognized.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”) which amended the previous multiple-deliverable arrangements accounting guidance. Pursuant to the new guidance, objective and reliable evidence of fair value of the deliverables to be delivered is no longer required in order to account for deliverables in a multiple-deliverable arrangement separately. Instead, arrangement consideration is allocated to deliverables based on their relative selling price. The new guidance also eliminates the use of the residual method.

In the first quarter of fiscal 2012, the Company adopted this new accounting guidance on a prospective basis. The Company applied the new accounting guidance to those multiple-deliverable arrangements entered into or materially modified on or after February 1, 2011 which is the beginning of the Company’s fiscal year.

The adoption of this new accounting guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows. As of April 30, 2011, the deferred professional services revenue and deferred costs under the previous accounting guidance are $58.7 million and $27.5 million respectively which will continue to be recognized over the related remaining subscription period.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Under the new accounting guidance, in order to treat deliverables in a multiple-deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. If the deliverables have standalone value upon delivery, the Company accounts for each deliverable separately. Subscription services have standalone value as such services are often sold separately. In determining whether professional services have standalone value, the Company considers the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the professional services work. To date, the Company has concluded that all of the professional services included in multiple-deliverable arrangements executed have standalone value.

Under the new accounting guidance, when multiple deliverables included in an arrangement are separated into different units of accounting, the arrangement consideration is allocated to the identified separate units based on a relative selling price hierarchy. The Company determines the relative selling price for a deliverable based on its vendor-specific objective evidence of selling price (“VSOE”), if available, or its best estimate of selling price (“BESP”), if VSOE is not available. The Company has determined that third-party evidence of selling price (“TPE”) is not a practical alternative due to differences in its service offerings compared to other parties and the availability of relevant third party pricing information. The amount of revenue allocated to delivered items is limited by contingent revenue, if any.

For certain subscription services and professional services, the Company has established VSOE as a consistent number of standalone sales of these deliverables have been priced within a reasonably narrow range. The Company has not established VSOE for a majority of its subscription services due to lack of pricing consistency, the introduction of new services and other factors. Accordingly, the Company uses its BESP to determine the relative selling price.

The Company determined BESP by considering its overall pricing objectives and market conditions. Significant pricing practices taken into consideration include the Company’s discounting practices, the size and volume of the Company’s transactions, the geographic area where services are sold, price lists, its go to market strategy, historic contractually stated prices and prior relationships and future subscription service sales with certain classes of customers. The determination of BESP is made through consultation with and approval by the Company’s management, taking into consideration the go-to market strategy. As the Company’s go-to-market strategies evolve, the Company may modify its pricing practices in the future, which could result in changes in selling prices, including both VSOE and BESP.

Deferred Revenue

Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription service described above and is recognized as the revenue recognition criteria are met. The Company generally invoices customers in annual or quarterly installments.

Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Billings against professional services arrangements entered into prior to February 1, 2011 will generally be added to deferred revenue and recognized over the remaining related subscription contract term.

Deferred revenue that will be recognized during the succeeding twelve month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent.

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

Business Combinations

The Company recognizes separately from goodwill the fair value of assets acquired and liabilities assumed. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s condensed consolidated statements of operations.

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. The Company reevaluates these items quarterly and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period and the Company continues to collect information in order to determine their estimated fair values as of the date of acquisition. Subsequent to the measurement period or the Company’s final determination of the tax allowance’s or contingency’s estimated value, changes to these uncertain tax positions and tax related valuation allowances will affect the Company’s provision for income taxes in the Company’s condensed consolidated statement of operations.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Accounting for Stock-Based Compensation

The Company recognizes stock-based expenses on a straight-line basis over the requisite service period of the awards, which is the vesting term of four years. Stock-based expenses are recognized net of estimated forfeiture activity.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three months ended April 30,
	2011	2010
Volatility	50%	50%
Estimated life	3.7 years	3.8 years
Risk-free interest rate	1.56-1.77%	2.00-2.11%
Dividend yield	0	0
Weighted-average fair value per share of grants	$52.72	$28.76

The estimated life was based on an actual analysis of expected life. The risk free interest rate is based on the rate for a four-year U.S. government security at the time of the option grant.

The Company estimated its future stock price volatility considering both its observed option-implied volatilities and its historical volatility calculations. Management believes this is the best estimate of the expected volatility over the expected life of its option grants.

During the three months ended April 30, 2011 and 2010, the Company capitalized $0.7 million and $0.7 million, respectively, of stock-based expenses related to capitalized internal-use software development and deferred professional services costs.

During the three months ended April 30, 2011, the Company recognized stock-based expense of $47.6 million. As of April 30, 2011, the aggregate stock compensation remaining to be amortized to costs and expenses was $542.1 million. The Company expects this stock compensation balance to be amortized as follows: $150.8 million during the remaining nine months of fiscal 2012; $166.5 million during fiscal 2013; $138.3 million during fiscal 2014; $85.4 million during fiscal 2015 and $1.1 million during fiscal 2016. The expected amortization reflects only outstanding stock awards as of April 30, 2011 and assumes no forfeiture activity. The Company expects to continue to issue stock-based awards to its employees in future periods.

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

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

On May 2, 2011 the Company acquired for cash and stock the outstanding stock of Radian6 Technologies Inc. (“Radian6”), a cloud application vendor based in Canada that provides customers with social media monitoring, measurement and engagement solutions. The Company acquired Radian6 for the assembled workforce, expected synergies and expanded market opportunities when integrating Radian6’s social solution technology with the Company’s current offerings. Beginning with the fiscal quarter ended July 31, 2011, the Company will include the financial results of Radian6 in its condensed consolidated financial statements from the date of acquisition. The total purchase price for Radian6 was approximately $344.5 million net of cash acquired, of which $285.1 million was paid in cash and the remainder in 436,167 shares of salesforce.com common stock. As part of the share purchase agreement, the Company also assumed Radian6’s existing stock option plan which, after giving effect to the acquisition, consisted of options to purchase 239,519 shares of the Company’s common stock.

New Accounting Pronouncement

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805)—Business Combinations (ASU 2010-29), to improve consistency in how the pro forma disclosures are calculated. Additionally, ASU

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

2010-29 enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. ASU 2010-29 is effective for the Company in fiscal 2013 and should be applied prospectively to business combinations for which the acquisition date is after the effective date. Early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2010-29 on the consolidated financial statements.

Reclassification

A reclassification to the quarter ending April 30, 2010, condensed consolidated statement of cash flows was made. This reclassification was related to the purchase of subsidiary stock.

2. Balance Sheet Accounts

Marketable Securities

At April 30, 2011, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$595,475	$7,464	$(243)	$602,696
U.S. treasury securities	26,756	88	(6)	26,838
Mortgage backed securities	36,027	731	(74)	36,684
Government obligations	6,384	153	0	6,537
Municipal securities	25,126	95	(61)	25,160
Collateralized mortgage obligations	91,623	1,266	(287)	92,602
U.S. agency obligations	66,992	170	(6)	67,156

Total marketable securities	$848,383	$9,967	$(677)	$857,673

At January 31, 2011, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$701,047	$7,356	$(790)	$707,613
U.S. treasury securities	22,631	85	(10)	22,706
Mortgage backed securities	38,348	656	(118)	38,886
Government obligations	6,414	118	0	6,532
Municipal securities	23,121	79	(119)	23,081
Collateralized mortgage obligations	104,285	1,098	(344)	105,039
U.S. agency obligations	79,242	190	(24)	79,408

Total marketable securities	$975,088	$9,582	$(1,405)	$983,265

The duration of the investments classified as marketable securities is as follows (in thousands):

	April 30, 2011	January 31, 2011
Recorded as follows (in thousands):
Short-term (due in one year or less)	$99,224	$72,678
Long-term (due between one and 3 years)	758,449	910,587

	$857,673	$983,265

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

As of April 30, 2011, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$63,272	$(242)	$303	$(1)	$63,575	$(243)
U.S. treasury securities	1,837	(6)	0	0	1,837	(6)
Mortgage backed securities	5,986	(54)	3,729	(20)	9,715	(74)
Municipal securities	6,150	(61)	0	0	6,150	(61)
Collateralized mortgage obligations	25,149	(286)	163	(1)	25,312	(287)
U.S. agency obligations	5,546	(6)	0	0	5,546	(6)

	$107,940	$(655)	$4,195	$(22)	$112,135	$(677)

The unrealized loss for each of these fixed rate marketable securities ranged from less than $1,000 to $139,000. The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of April 30, 2011. The Company expects to receive the full principal and interest on all of these marketable securities.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	April 30, 2011	January 31, 2011
Deferred professional services costs	$17,645	$17,908
Prepaid expenses and other current assets	46,241	37,813

	$63,886	$55,721

Property and Equipment

Property and equipment consisted of the following (in thousands):

	April 30, 2011	January 31, 2011
Land	$248,263	$248,263
Buildings and improvements	15,640	10,115
Computers, equipment and software	171,703	115,736
Furniture and fixtures	22,518	20,462
Leasehold improvements	106,528	100,380

	564,652	494,956
Less accumulated depreciation and amortization	(118,384)	(107,782)

	$446,268	$387,174

Depreciation and amortization expense totaled $14.8 million and $8.8 million for the three months ended April 30, 2011 and 2010, respectively.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Computers, equipment and software at April 30, 2011 and January 31, 2011 included a total of $85.9 million and $38.8 million acquired under capital lease agreements, respectively. Accumulated amortization relating to computers, equipment and software under capital lease agreements totaled $21.7 million and $18.5 million, respectively, at April 30, 2011 and January 31, 2011. Amortization of assets under capital lease agreements is included in depreciation and amortization expense.

Capitalized Interest Cost

Interest costs related to construction projects, specifically the Company’s campus project, and capitalized internal-use software development costs, are capitalized until the underlying asset is placed into service. Capitalized interest is calculated by multiplying the effective interest rate of the convertible senior notes by the qualifying costs. When the qualifying asset is placed into service, the qualifying asset and the related capitalized interest are amortized over the useful life of the related asset. Interest costs of $3.8 million and $0 related to the buildings and improvements and $0.1 million and $0 related to the Company’s capitalized internal-use software development efforts were capitalized during the three months ended April 30, 2011 and 2010, respectively.

Capitalized Software

Capitalized software consisted of the following (in thousands):

	April 30, 2011	January 31, 2011
Capitalized internal-use software development costs, net of accumulated amortization of $38,182 and $34,513, respectively	$31,037	$29,154
Acquired developed technology, net of accumulated amortization of $47,659 and $37,818, respectively	93,624	98,833

	$124,661	$127,987

Capitalized internal-use software amortization expense totaled $3.7 million and $3.0 million for the three months ended April 30, 2011 and 2010, respectively. Acquired developed technology amortization expense totaled $9.8 million and $1.7 million for the three months ended April 30, 2011 and 2010, respectively.

Other Assets, net

Other assets consisted of the following (in thousands):

	April 30, 2011	January 31, 2011
Deferred professional services costs, noncurrent portion	$9,860	$10,201
Long-term deposits	12,617	12,114
Purchased intangible assets, net of accumulated amortization of $11,107 and $9,868, respectively	30,620	31,660
Acquired intellectual property, net of accumulated amortization of $1,025 and $746, respectively.	5,594	5,874
Strategic investments	31,593	27,065
Other	19,311	17,457

	$109,595	$104,371

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter. There was no impairment of goodwill for the three months ended April 30, 2011.

Goodwill consisted of the following (in thousands):

Total
Balance as of January 31, 2011	$396,081
Manymoon Corporation	10,493
Other adjustments	315

Balance as of April 30, 2011	$406,889

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	April 30, 2011	January 31, 2011
Accrued compensation	$98,237	$148,275
Accrued other liabilities	122,213	112,840
Accrued income and other taxes payable	34,673	49,135
Accrued professional costs	15,464	12,548
Accrued rent	25,383	22,323

	$295,970	$345,121

Convertible Senior Notes

In January 2010, the Company issued at par value $575.0 million of 0.75% convertible senior notes (“the Notes”) due January 15, 2015. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2010.

The Notes are governed by an Indenture dated as of January 19, 2010, between the Company, as issuer, and U.S. Bank National Association, as trustee. The Notes do not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by the Company. The Notes are unsecured and rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the Notes and rank equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated and are effectively subordinated in right of payment to any of the Company’s cash equal to the principal amount of the Notes, and secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all existing and future indebtedness and liabilities incurred by the Company’s subsidiaries, including trade payables.

If converted, holders will receive cash equal to the principal amount of the Notes, and at the Company’s election, cash and/or shares of the Company’s common stock for any amounts in excess of the principal amounts.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

During the fiscal quarter ended January 31, 2011, the closing stock price conversion right was triggered and the Notes were convertible at the option of the holder up to 6.7 million of the Company’s common shares for the Company’s entire first fiscal quarter. As of April 30, 2011 the Notes are classified as a current liability on the Company’s condensed consolidated balance sheet. Additionally, a portion of the equity component of the Notes attributable to the conversion feature of the Notes is classified in temporary stockholders’ equity equal to the difference between the principal amount and carrying value of the Notes. The closing stock price conversion right also was triggered for the fiscal quarter ended April 30, 2011, therefore the liability and equity components of the Notes will remain classified as current and temporary, respectively, for the quarter ended July 31, 2011.

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

In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes as a whole. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the term of the Note. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

In accounting for the transaction costs related to the Note issuance, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Transaction costs attributable to the liability component are being amortized to expense over the term of the Notes, and transaction costs attributable to the equity component were netted with the temporary stockholders’ equity component in temporary

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

stockholders’ equity. Additionally, the Company initially recorded a deferred tax liability of $51.1 million in connection with the Notes.

The Notes consisted of the following (in thousands):

	April 30, 2011	January 31, 2011
Liability component :
Principal	$575,000	$575,000
Less: debt discount, net (1)	(96,631)	(102,462)

Net carrying amount	$478,369	$472,538

(1)	Included in the condensed consolidated balance sheets within convertible senior notes and is amortized over the remaining life of the Notes using the effective interest rate method.

As of April 30, 2011, the remaining contractual life of the Notes is approximately four years.

The following table sets forth total interest expense recognized related to the Notes prior to capitalization of interest (in thousands):

	Three months ended April 30,
	2011	2010
Contractual interest expense	$1,078	$1,078
Amortization of debt issuance costs	330	328
Amortization of debt discount	5,831	5,451

	$7,239	$6,857

Effective interest rate of the liability component	5.86%	5.86%

Note Hedges

To minimize the impact of potential economic dilution upon conversion of the Notes, the Company entered into convertible note hedge transactions with respect to its common stock (the “Note Hedges”). The Company paid, in January 2010, an aggregate amount of $126.5 million for the Note Hedges. The Note Hedges cover approximately 6.7 million shares of the Company’s common stock at a strike price that corresponds to the initial conversion price of the Notes, also subject to adjustment, and are exercisable upon conversion of the Notes. The Note Hedges will expire upon the maturity of the Notes. The Note Hedges are intended to reduce the potential economic dilution upon conversion of the Notes in the event that the market value per share of the Company’s common stock, as measured under the Notes, at the time of exercise is greater than the conversion price of the Notes. The Note Hedges are separate transactions and are not part of the terms of the Notes. Holders of the Notes will not have any rights with respect to the Note Hedges. The Company initially recorded a deferred tax asset of $51.4 million in connection with these Note Hedges.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Warrants

Separately, the Company in January 2010 also entered into warrant transactions (the “Warrants”), whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, up to 6.7 million shares of the Company’s common stock at a strike price of $119.51 per share. The Company received aggregate proceeds of $59.2 million from the sale of the Warrants. As the weighted average market value per share of the Company’s common stock for the quarter ended April 30, 2011 exceeds the strike price of the Warrants, the Warrants had a dilutive effect on the Company’s earnings per share for the quarter ended April 30, 2011. The Warrants are separate transactions, entered into by the Company and are not part of the terms of the Notes or Note Hedges. Holders of the Notes and Note Hedges will not have any rights with respect to the Warrants.

3. Stockholders’ Equity

Stock Options Issued to Employees

During the quarter ended April 30, 2011, the Company maintained the following stock plans; the 2004 Equity Incentive Plan, 2004 Employee Stock Purchase Plan and the 2004 Outside Directors Stock Plan. These plans, other than the 2004 Outside Directors Stock Plan, provide for annual automatic increases on February 1 to the shares reserved for issuance. The expiration of the 1999 Stock Option Plan in fiscal 2010 did not affect awards outstanding, which continue to be governed by the terms and conditions of the 1999 Stock Option Plan.

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

Prior to February 1, 2006, options issued under the Company’s stock option plans generally had a term of 10 years. After February 1, 2006, options issued have a term of five years.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Stock activity is as follows:

	Shares Available for Grant	Options Outstanding
		Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2011	4,095,460	11,783,159	$65.35
Increase in shares authorized:
2004 Equity Incentive Plan	3,500,000	0	0.00
Options granted under all plans	(134,375)	134,375	136.15
Restricted stock activity	(140,431)	0	0.00
Stock grants to board and advisory board members	(12,550)	0	0.00
Exercised	0	(784,557)	41.15
1999 Plan shares expired	(6,292)	0	0.00
Cancelled	112,927	(112,927)	62.25

Balance as of April 30, 2011	7,414,739	11,020,050	$67.97	$787,262

Vested or expected to vest		10,669,900	$67.11	$771,187

Exercisable as of April 30, 2011		4,234,373	$37.76	$427,015

The total intrinsic value of the options exercised during the three months ended April 30, 2011 and 2010 was $69.7 million and $58.7 million, respectively. The intrinsic value is the difference of the current market value of the stock and the exercise price of the stock option.

The weighted-average remaining contractual life of vested and expected to vest options is approximately 3.2 years.

As of April 30, 2011, options to purchase 4,234,373 shares were vested at a weighted average exercise price of $37.76 per share and a remaining weighted-average remaining contractual life of approximately 2.5 years. The total intrinsic value of these vested options as of April 30, 2011 was $427.0 million.

The following table summarizes information about stock options outstanding as of April 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$1.10 to $25.19	991,715	3.0	$10.31	991,715	$10.31
$25.97	2,024,127	2.6	25.97	886,021	25.97
$27.20 to $52.48	1,905,214	1.9	46.89	1,313,663	46.50
$52.76 to $65.41	616,164	2.2	56.07	340,931	55.46
$65.44	2,166,666	3.6	65.44	549,030	65.44
$65.68 to $137.61	1,035,188	3.9	92.27	153,013	70.03
$142.50 to $148.49	2,280,976	4.6	142.52	0	0

	11,020,050	3.2	$67.97	4,234,373	$37.76

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Restricted stock activity is as follows:

	Restricted Stock Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2011	3,216,103	$0.001
Granted	212,474	0.001
Cancelled	(59,493)	0.001
Vested and converted to shares	(218,054)	0.001

Balance as of April 30, 2011	3,151,030	$0.001	$436,733

Expected to vest	2,953,241		$409,319

The restricted stock, which upon vesting entitles the holder to one share of common stock for each share of restricted stock, has an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and vests over four years.

The weighted-average fair value of the restricted stock issued for the three months ended April 30, 2011 and 2010 was $136.90 and $68.29, respectively.

Common Stock

The following numbers of shares of common stock were reserved and available for future issuance at April 30, 2011:

Options outstanding	11,020,050
Restricted stock awards and units outstanding	3,151,030
Stock available for future grant:
2004 Equity Incentive Plan	6,469,580
2006 Inducement Equity Incentive Plan	346,159
2004 Employee Stock Purchase Plan	1,000,000
2004 Outside Directors Stock Plan	599,000
Convertible senior notes	6,735,953
Warrants	6,735,953

36,057,725

4. Business Combinations

On February 1, 2011 the Company acquired the stock of Manymoon Corporation (“Manymoon”) for $13.6 million in cash. The Company accounted for this transaction as a business combination. In allocating the purchase price based on estimated fair values, the Company preliminarily recorded $4.7 million of acquired intangible assets with useful lives of 1 to 3 years, $10.5 million of goodwill, and $1.6 million of deferred tax liabilities. The goodwill balance is not deductible for tax purposes. This transaction is not material.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Fiscal year 2011

Jigsaw Data Corporation

On May 7, 2010 the Company acquired for cash the stock of Jigsaw Data Corporation (“Jigsaw”), a cloud provider of crowd-sourced data services. The Company acquired Jigsaw to, among other things, combine the Company’s CRM applications and enterprise cloud platform with Jigsaw’s cloud-based model for the automation of acquiring, completing and cleansing business contact data. The Company has included the financial results of Jigsaw in the condensed consolidated financial statements from the date of acquisition.

The total cash consideration for Jigsaw was approximately $148.5 million. In addition, the Company will make additional payments (“contingent consideration”) totaling up to $14.4 million in cash, based on the achievement of certain billings targets related to Jigsaw’s services for the one-year period ended May 7, 2011. The estimated fair value using a discounted cash flow model of the contingent consideration at May 7, 2010 was $13.4 million and is included in the total purchase price. The Company recorded the full amount of the contingent consideration as of April 30, 2011 based on Jigsaw’s achievement of meeting its billing targets as it relates to the contingent consideration. The total purchase price and the fair value of the contingent consideration were allocated to the net tangible and intangible assets and liabilities based upon their fair values as of the acquisition date. In the final purchase price allocation based on fair values, the Company recorded approximately $133.9 million of goodwill, $28.1 million of identifiable intangible assets, $4.3 million of net tangible assets and $4.4 million of deferred tax liability.

Heroku, Inc.

On January 3, 2011 the Company acquired for cash the stock of Heroku, Inc. (“Heroku”), a platform-as-a-service cloud vendor, built to work in an open environment and take advantage of the Ruby language. Ruby has become one of the leading development languages used for applications that are social and collaborative and that deliver real-time access to information across mobile devices. The Company acquired Heroku to, among other things, access a large community of developers and independent software vendors (“ISVs”) who are building applications in the cloud using the Ruby language. The Company has included the financial results of Heroku in the condensed consolidated financial statements from the date of acquisition.

The total cash consideration for Heroku was approximately $216.7 million. The total preliminary purchase price was allocated to the net tangible and intangible assets and liabilities based upon their fair values as of the acquisition date. In allocating the purchase price based on estimated fair values, the Company preliminarily recorded approximately $181.5 million of goodwill, $40.1 million of identifiable intangible assets, $10.1 million of deferred tax liability and $5.2 million of net tangible assets. The preliminary allocation of the purchase price was based upon a preliminary valuation. The Company’s estimates and assumptions are subject to change within the measurement period of one year from the acquisition date. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to both current and noncurrent deferred tax liabilities which are subject to change, pending the finalization of certain tax returns. The Company expects to continue to obtain information to finalize these preliminary valuations during the measurement period.

DimDim, Inc.

On January 6, 2011 the Company acquired for cash the stock of DimDim, Inc. (“DimDim”), a provider of online meeting solutions for business collaboration. The Company acquired DimDim to, among other things, expand its market leadership opportunities when integrating DimDim’s online meeting solution technology with the Company’s collaboration cloud offering. The Company has included the financial results of DimDim in the condensed consolidated financial statements from the date of acquisition.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The total cash consideration for DimDim was approximately $37.1 million. The total preliminary purchase price was allocated to the net tangible and intangible assets and liabilities based upon their fair values as of acquisition date. In allocating the purchase price based on estimated fair values, the Company preliminarily recorded approximately $23.4 million of goodwill, $14.4 million of identifiable intangible assets, $2.6 million of deferred tax liability and $1.9 million of net tangible assets. The preliminary allocation of the purchase price was based upon a preliminary valuation. The Company’s estimates and assumptions are subject to change within the measurement period of one year from the acquisition date. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to both current and noncurrent deferred tax liabilities which are subject to change, pending the finalization of certain tax returns. The Company expects to continue to obtain information to finalize these preliminary valuations during the measurement period.

5. Commitments

Letters of Credit

As of April 30, 2011, the Company had a total of $10.5 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and mature at various dates through September 2021.

Leases

The Company leases office space and certain fixed assets under non-cancelable operating and capital leases with various expiration dates.

As of April 30, 2011, the future minimum lease payments under non-cancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Period:
Remaining nine months of fiscal 2012	$20,640	$83,113
Fiscal 2013	22,371	106,248
Fiscal 2014	18,916	83,014
Fiscal 2015	328	48,469
Fiscal 2016	0	44,950
Thereafter	0	122,080

Total minimum lease payments	62,255	$487,874

Less: amount representing interest	(2,914)

Present value of capital lease obligations	$59,341

The Company’s agreements for the facilities and certain services provide the Company with the option to renew. The Company’s future contractual obligations would change if the Company exercised these options.

6. Legal Proceedings

The Company is involved in various legal proceedings arising from the normal course of business activities, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial,

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

employment and other matters. The Company makes a provision for a liability related to legal proceedings when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. In management’s opinion, resolution of these matters is not expected to have a material adverse impact on the Company’s condensed consolidated results of operations, cash flows or financial position. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect the Company’s future results of operations or cash flows or both.

Many of the Company’s subscription agreements require the Company to indemnify its customers for third-party intellectual property infringement claims, which could increase the cost to the Company of an adverse ruling on such a claim. Any adverse determination related to intellectual property claims or litigation could prevent the Company from offering its service to others, could be material to the Company’s financial condition or cash flows or both or could otherwise adversely affect the Company’s operating results.

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

Since the Foundation’s inception, the Company has provided at no charge certain resources to Foundation employees such as office space. The value of these items was in excess of $90,000 for the quarter ending April 30, 2011.

In addition to the resource sharing with the Foundation, the Company issued to the Foundation warrants in August 2002 to purchase shares of the Company’s common stock. All of the warrants were exercised in prior years. As of April 30, 2011, the Foundation held 114,500 shares of salesforce.com common stock. Additionally, the Company has donated subscriptions to the Company’s service to other qualified non-profit organizations. The Company also allows an affiliate of the Foundation to resell the Company’s service to large non-profit organizations. The Company does not charge the affiliate for the subscriptions. The fair value of these and the subscriptions were in excess of $3.6 million for the quarter ended April 30, 2011. The Company plans to continue these programs.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our business strategy and our plan to build our business, including our strategy to be the leading provider of CRM application services and the leading platform on which customers and partners build enterprise cloud computing applications, our service performance and security, the expenses associated with new data centers and expanding our data center capacity, our operating results, our anticipated growth, trends in our business, new application service features, our strategy of acquiring or making investments in complementary companies, services and technologies, our ability to successfully integrate acquired businesses and technologies, the effect of general economic and market conditions including sudden declines in the fair value of our investments in cash equivalents and marketable securities, our ability to protect our intellectual property rights, our ability to develop our brands, the effect of evolving government regulations, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the potential availability of additional tax assets in the future and related matters, the impact of expensing stock options, the sufficiency of our capital resources, potential litigation involving us, and our plan to build our new global headquarters in San Francisco, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

To address these factors, we will need to, among other things, continue to add substantial numbers of paying subscriptions, upgrade our customers to fully featured versions such as our Unlimited Edition, provide high quality technical support to our customers and encourage the development of third-party applications on our Force.com platform. We plan to invest for future growth by expanding our data center capacity. We also plan to hire additional personnel, particularly in direct sales, other customer-related areas and research and development. As part of our growth plans, we intend to continue to focus on retaining customers at the time of renewal. Additionally, we plan to: expand our domestic and international selling and marketing activities; continue to develop our brands; add additional distribution channels; increase our research and development activities to upgrade and extend our service offerings; develop new services and technologies and integrate acquired technologies; and add to our global infrastructure to support our growth. We also regularly evaluate acquisitions or investment opportunities in complementary businesses, joint ventures, services and technologies in an effort to expand our service offerings. We expect to continue to make such investments and acquisitions in the future. As such, we plan to reinvest a significant portion of our incremental revenue in fiscal 2012 to grow our business and continue our leadership role in the cloud computing industry. As a result of these investments we expect diluted earnings per share for fiscal 2012 to be significantly lower than diluted earnings per share for fiscal 2011.

Over the past year, we acquired several businesses and technologies such as Jigsaw Data Corporation and Heroku, Inc. In February 2011, we acquired Manymoon Corporation (“Manymoon”) for a total purchase price consideration of $13.6 million. Manymoon offers a cloud-based project collaboration application. We acquired Manymoon for its developed technology in order to expand our CRM application offerings for small businesses and workgroups.

In fiscal 2010, we issued at par value $575.0 million of 0.75% convertible senior notes due on January 15, 2015 (the “Notes”). For 20 trading days during the 30 consecutive trading days ended January 31, 2011 and April 30, 2011, our common stock traded at a price exceeding 130% of the conversion price of $85.36 per share applicable to the Notes. Accordingly, based on the terms of the Notes, since February 1, 2011, the Notes were convertible at the option of the holder and will remain convertible at the holders’ option for the quarter ending July 31, 2011. Upon conversion of any Notes, we will deliver cash up to the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock, cash, or a combination of both. Therefore, for the quarter ending July 31, 2011, the Notes will remain classified as a current liability on our condensed consolidated balance sheet.

We expect marketing and sales costs, which were 51 percent of our total revenues for the three months ended April 30, 2011 and 47 percent for the same period a year ago, to continue to represent a substantial portion of total revenues in the future as we seek to add and manage more paying subscribers, and build greater brand awareness.

Subsequent to April 30, 2011 we acquired Radian6 Technologies, Inc. (“Radian6”) for approximately $344.5 million net of cash acquired, of which $285.1 million was paid in cash and the remainder in 436,167 shares of salesforce.com common stock. As part of the share purchase agreement, we also assumed Radian6’s existing stock option plan which consisted of 239,519 unvested options.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2012, for example, refer to the fiscal year ended January 31, 2012.

Segments

We have made several acquisitions to expand our business and offerings. For example in fiscal 2011, we acquired Heroku, Inc. to increase our presence in the platform as a service market, Jigsaw Data Corporation to provide cloud-based data services, and DimDim, Inc to provide an online meeting solution to integrate into our collaboration cloud offering. These and other acquisitions have allowed us to expand our offerings, presence and reach in various segments of the enterprise cloud computing market. While we have offerings in multiple enterprise cloud computing market segments, our business operates in one reportable segment because our decision making group evaluates our financial information, resources and assesses the performance of these resources on a consolidated basis only. Since we operate in one operating segment, all required financial segment information can be found in the consolidated financial statements.

Sources of Revenues

We derive our revenues from: (1) subscriptions fees from customers accessing our enterprise cloud computing application service; (2) support revenues from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; (3) professional services, which include consulting services such as process mapping and project management, and implementation services including systems integration, technical architecture and development, and data conversion; and (4) other revenue, which consists primarily of training fees. Subscription and support revenues accounted for approximately 94 percent of our total revenues during the three months ended April 30, 2011. Subscription revenues are driven primarily by the number of paying subscribers of our service, varying service types of offering, the subscription price of our service and rates of renewal. We define a “customer” as a separate and distinct buying entity (e.g., a company, a distinct business unit of a large corporation, a partnership, etc.) that has entered into a contract to access our enterprise cloud computing service. We define a “subscription” as a unique user account purchased by a customer for use by its employees or other customer-authorized users, and each such user is who we call a “subscriber.” The number of paying subscriptions at each of our customers ranges from one to tens of thousands. None of our customers accounted for more than five percent of our revenues during the three months ended April 30, 2011 and 2010, respectively.

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

In determining whether professional services can be accounted for separately from subscription and support revenues, we consider a number of factors, which are described in “Critical Accounting Policies and Estimates—Revenue Recognition” below. Prior to February 1, 2011, the deliverables in multiple-deliverable arrangements were accounted for separately if the delivered items had standalone value and there was objective and reliable evidence of fair value for the undelivered items. If the deliverables in a multiple-deliverable arrangement could not be accounted for separately, the total arrangement fee was recognized ratably as a single unit of accounting over the contracted term of the subscription agreement. A significant portion of our multiple-deliverable arrangements were accounted for as a single unit of accounting because we did not have objective and reliable evidence of fair value for certain of our deliverables. Additionally, in these situations, we deferred the direct costs of a related professional service arrangement and amortized those costs over the same period as the professional services revenue was recognized.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”) which amended the previous multiple-deliverable arrangements accounting guidance. Pursuant to the new guidance, objective and reliable evidence of fair value of the deliverables to be delivered is no longer required in order to account for deliverables in a multiple-deliverable arrangement separately. Instead, arrangement consideration is allocated to deliverables based on their relative selling price. The new guidance also eliminates the use of the residual method.

In the first quarter of fiscal 2012, we adopted this new accounting guidance on a prospective basis. We applied the new accounting guidance to those multiple-deliverable arrangements entered into or materially modified on or after February 1, 2011 which is the beginning of our fiscal year.

Seasonal Nature of Deferred Revenue and Accounts Receivable

Deferred revenue primarily consists of billings to customers for our subscription service. Over 90 percent of the value of our billings to customers is for our subscription and support service. We generally invoice our customers in either quarterly or annual cycles, with a disproportionate weighting towards annual billings in the fourth quarter, primarily as a result of large enterprise account buying patterns. Additionally, our fourth quarter has historically been our strongest quarter for new business and renewals. The year on year compounding effect of this seasonality in both billing patterns and overall new and renewal business causes the value of invoices that we generate in the fourth quarter for both new and existing customers to increase as a proportion of our total annual billings.

Accordingly, the sequential quarterly changes in accounts receivable and the related deferred revenue during the first three quarters of our fiscal year are not necessarily indicative of the billing activity that occurs in the fourth quarter as displayed below (in thousands):

	April 30, 2011
Fiscal 2012
Accounts receivable, net	$270,816
Deferred revenue, current and noncurrent	915,133

	April 30, 2010	July 31, 2010	October 31, 2010	January 31, 2011
Fiscal 2011
Accounts receivable, net	$183,612	$228,550	$258,764	$426,943
Deferred revenue, current and noncurrent	664,529	683,019	694,557	934,941

	April 30, 2009	July 31, 2009	October 31, 2009	January 31, 2010
Fiscal 2010
Accounts receivable, net	$145,869	$168,842	$191,297	$320,956
Deferred revenue, current and noncurrent	549,373	549,010	545,435	704,348

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of subscription and support revenues primarily consists of expenses related to hosting our service and providing support, the costs of data center capacity, depreciation or operating lease expense associated with computer equipment and software, allocated overhead and amortization expense associated with capitalized software related to our application service and acquired technology. We allocate overhead such as rent and occupancy charges based on headcount. Employee benefit costs and taxes are allocated based upon a percentage of total compensation expense. As such, general overhead expenses are reflected in each cost of revenue and operating expense category. Cost of professional services and other revenues consists primarily of employee-related costs associated with these services, including stock-based expenses, the cost of subcontractors and allocated overhead. The cost of providing professional services is significantly higher as a percentage of the related revenue than for our enterprise cloud computing subscription service due to the direct labor costs and costs of subcontractors.

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

Research and Development. Research and development expenses consist primarily of salaries and related expenses, including stock-based expenses, the costs of our development and test data center and allocated overhead. We continue to focus our research and development efforts on adding new features and services, integrating acquired technologies, increasing the functionality and enhancing the ease of use of our enterprise cloud computing application service. Our proprietary, scalable and secure multi-tenant architecture enables us to provide all of our customers with a service based on a single version of our application. As a result, we do not have to maintain multiple versions, which enables us to have relatively lower research and development expenses as compared to traditional enterprise software companies. We expect that in the future, research and development expenses will increase in absolute dollars as we improve and extend our service offerings, develop new technologies and integrate acquired businesses and technologies.

Marketing and Sales. Marketing and sales expenses are our largest cost and consist primarily of salaries and related expenses, including stock-based expenses, for our sales and marketing staff, including commissions, payments to partners, marketing programs and allocated overhead. Marketing programs consist of advertising, events, corporate communications, brand building and product marketing activities.

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

Stock-Based Expenses. Our cost of revenues and operating expenses include stock-based expenses related to option and stock awards to employees and non-employee directors. We recognize our stock-based payments as an expense in the statement of operations based on their fair values and vesting periods. If our grant activity remains consistent and our stock price increases in the future, stock-based expenses will rise. These charges have been significant in the past and we expect that they will increase as we hire more employees and seek to retain existing employees.

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

Revenue Recognition. We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our enterprise cloud computing application service and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) related professional services such as process mapping, project management, implementation services and other revenue. “Other revenue” consists primarily of training fees.

We commence revenue recognition when all of the following conditions are satisfied:

•	There is persuasive evidence of an arrangement;

•	The service has been or is being provided to the customer;

•	The collection of the fees is reasonably assured; and

•	The amount of fees to be paid by the customer is fixed or determinable.

Our subscription service arrangements are non-cancelable and do not contain refund-type provisions.

Subscription and Support Revenues

Subscription and support revenues are recognized ratably over the contract terms beginning on the commencement date of each contract, which is the date our service is made available to customers. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

Professional Services and Other Revenues

The majority of our professional services contracts are on a time and material basis. When these services are not combined with subscription revenues as a single unit of accounting, as discussed below, these revenues are recognized as the services are rendered for time and material contracts, and when the milestones are achieved and accepted by the customer for fixed price contracts. Training revenues are recognized after the services are performed.

Multiple-Deliverable Arrangements

We enter into arrangements with multiple deliverables that generally include subscription, premium support, and professional services.

Prior to February 1, 2011, the deliverables in multiple-deliverable arrangements were accounted for separately if the delivered items had standalone value and there was objective and reliable evidence of fair value for the undelivered items. If the deliverables in a multiple-deliverable arrangement could not be accounted for separately, the total arrangement fee was recognized ratably as a single unit of accounting over the contracted term of the subscription agreement. A significant portion of our multiple-deliverable arrangements were accounted for as a single unit of accounting because we did not have objective and reliable evidence of fair value for certain of our deliverables. Additionally, in these situations, we deferred the direct costs of a professional service arrangement and amortized those costs over the same period as the professional services revenue is recognized.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”) which amended the previous multiple-deliverable arrangements accounting guidance. Pursuant to the new guidance, objective and reliable evidence of fair value of the deliverables to be delivered is no longer required in order to account for deliverables in a multiple-deliverable arrangement separately. Instead, arrangement consideration is allocated to deliverables based on their relative selling price. The new guidance also eliminates the use of the residual method.

In the first quarter of fiscal 2012, we adopted this new accounting guidance on a prospective basis. We have applied the new accounting guidance to those multiple-deliverable arrangements entered into or materially modified on or after February 1, 2011 which is the beginning of the our fiscal year.

The adoption of this new accounting guidance did not have a material impact on our financial condition, results of operations or cash flows. As of April 30, 2011, the deferred professional services revenue and deferred costs under the previous accounting guidance are $58.7 million and $27.5 million respectively which will continue to be recognized over the related remaining subscription period.

Under the new accounting guidance, in order to treat deliverables in a multiple-deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. If the deliverables have standalone value upon delivery, we account for each deliverable separately. Subscription services have standalone value as such services are often sold separately. In determining whether professional services have standalone value, we consider the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the professional services work. To date, we have concluded that all of the professional services included in multiple-deliverable arrangements executed have standalone value.

Under the new accounting guidance, when multiple deliverables included in an arrangement are separated into different units of accounting, the arrangement consideration is allocated to the identified separate units based on a relative selling price hierarchy. We determine the relative selling price for a deliverable based on its vendor-specific objective evidence of selling price (“VSOE”), if available, or our best estimate of selling price (“BESP”), if VSOE is not available. We have determined that third-party evidence (“TPE”) is not a practical alternative due to differences in our service offerings compared to other parties and the availability of relevant third party pricing information. The amount of revenue allocated to delivered items is limited by contingent revenue, if any.

For certain subscription services and professional services, we have established VSOE as a consistent number of standalone sales of these deliverables have been priced within a reasonably narrow range. We have not established VSOE for a majority of our subscription services due to lack of pricing consistency, the introduction of new services and other factors. Accordingly, we use our BESP to determine the relative selling price.

We determine BESP by considering our overall pricing objectives and market conditions. Significant pricing practices taken into consideration include our discounting practices, the size and volume of our transactions, the geographic area where our services are sold, our price lists, our go to market strategy, historically contractually stated prices and our prior relationships and future subscription service sales with certain classes of customers. The determination of BESP is made through consultation with and approval by management, taking into consideration the go-to-market strategy. As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes in selling prices, including both VSOE and BESP.

Deferred Revenue. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription service described above and is recognized as the revenue recognition criteria are met. We generally invoice customers in annual or quarterly installments.

Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements.

Billings against professional services arrangements entered into prior to February 1, 2011 will generally be added to deferred revenue and recognized over the remaining related subscription contract term.

Deferred revenue that will be recognized during the succeeding twelve month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent.

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

During the three months ended April 30, 2011, we deferred $20.5 million of commission expenditures and we amortized $24.7 million to sales expense. During the same period a year ago, we deferred $19.3 million of commission expenditures and we amortized $19.5 million to sales expense. Deferred commissions on our condensed consolidated balance sheet totaled $112.4 million at April 30, 2011 and $116.6 million at January 31, 2011.

Business Combinations. We recognize separately from goodwill the fair value of assets acquired and liabilities assumed. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. We use the best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date. Our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our condensed consolidated statements of operations.

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly and record any adjustments to the preliminary estimates to goodwill provided that we are within the measurement period and we continue to collect information in order to determine their estimated fair values as of the date of acquisition. Subsequent to the measurement period or our final determination of the tax allowance’s or contingency’s estimated value, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in the condensed consolidated statement of operations.

Accounting for Stock-Based Awards. We recognize the fair value of our stock awards on a straight-line basis over the requisite service period of the award which is the vesting term of four years.

We recognized stock-based expense of $47.6 million during the three months ended April 30, 2011. The requirement to expense stock-based awards will continue to materially reduce our reported results of operations. As of April 30, 2011, we had an aggregate of $542.1 million of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. We currently expect this stock compensation balance to be amortized as follows: $150.8 million during the remaining nine months of fiscal 2012; $166.5 million during fiscal 2013; $138.3 million during fiscal 2014; $85.4 million during fiscal 2015 and $1.1 million during fiscal 2016. These amounts reflect only outstanding stock awards as of April 30, 2011 and assume no forfeiture activity. We expect to continue to issue stock-based awards to our employees in future periods, which will increase the stock compensation amortization in such future periods.

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

As of April 30, 2011, there were 3.2 million restricted stock awards and units outstanding. We plan to continue awarding restricted stock to our employees in the future. The restricted stock, which upon vesting entitles the holder to one share of common stock for each restricted stock, has an exercise price of $0.001 per share, which is equal to the par value of our common stock, and vests over four years. The fair value of the restricted stock is based on our closing stock price on the date of grant, and compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period.

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

Results of Operations

The following tables set forth selected data for each of the periods indicated (in thousands, unaudited).

	Three months ended April 30,
	2011	2010
Revenues:
Subscription and support	$473,504	$350,712
Professional services and other	30,860	26,101

Total revenues	504,364	376,813
Cost of revenues:
Subscription and support	75,243	44,057
Professional services and other	27,823	27,524

Total cost of revenues	103,066	71,581

Gross profit	401,298	305,232
Operating expenses:
Research and development	65,292	40,122
Marketing and sales	254,471	175,867
General and administrative	84,338	56,193

Total operating expenses	404,101	272,182
Income (loss) from operations	(2,803)	33,050
Investment income	8,055	7,875
Interest expense	(3,671)	(7,060)
Other expense	(800)	(1,973)

Income before provision for income taxes and noncontrolling interest	781	31,892
Provision for income taxes	(251)	(12,016)

Consolidated net income	530	19,876
Less: Net income attributable to noncontrolling interest	0	(2,131)

Net income attributable to salesforce.com	$530	$17,745

	As of
	April 30, 2011	January 31, 2011	April 30, 2010
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$1,522,285	$1,407,557	$1,901,548
Deferred revenue, current and noncurrent	915,133	934,941	664,529

	Three months ended April 30,
	2011	2010
Revenues by geography:
Americas	$340,018	$259,284
Europe	94,395	66,842
Asia Pacific	69,951	50,687

	$504,364	$376,813

Cost of revenues and operating expenses include the following amounts related to stock-based awards.

	Three months ended April 30,
	2011	2010
Cost of revenues	$3,651	$3,074
Research and development	7,839	4,102
Marketing and sales	23,787	12,210
General and administrative	12,281	7,082

Cost of revenues and marketing and sales expenses include the following amounts related to amortization of purchased intangibles.

	Three months ended April 30,
	2011	2010
Amortization of purchased intangibles:
Cost of revenues	$9,095	$1,678
Marketing and sales	1,240	826

The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Three months ended April 30,
	2011	2010
Revenues:
Subscription and support	94%	93%
Professional services and other	6	7

Total revenues	100	100

Cost of revenues:
Subscription and support	15	12
Professional services and other	5	7

Total cost of revenues	20	19

Gross profit	80	81
Operating expenses:
Research and development	13	10
Marketing and sales	51	47
General and administrative	17	15

Total operating expenses	81	72
Income (loss) from operations	(1)	9
Investment income	2	2
Interest expense	(1)	(2)
Other income (expense)	0	(1)

Income before provision for income taxes and noncontrolling interest	0	8
Provision for income taxes	0	(3)

Consolidated net income	0	5
Less: Net income attributable to noncontrolling interest	0	0

Net income attributable to salesforce.com	0%	5%

	Three months ended April 30,
	2011	2010
Revenues by geography:
Americas	67%	69%
Europe	19	18
Asia Pacific	14	13

	100%	100%

	Three months ended April 30,
	2011	2010
Cost of revenues	1%	1%
Research and development	2	1
Marketing and sales	5	3
General and administrative	2	2

Three Months Ended April 30, 2011 and 2010

Revenues.

	Three Months Ended April 30,		Variance
(In thousands)	2011	2010	Dollars	Percent
Subscription and support	$473,504	$350,712	$122,792	35%
Professional services and other	30,860	26,101	4,759	18%

Total revenues	$504,364	$376,813	$127,551	34%

Total revenues were $504.4 million for the three months ended April 30, 2011, compared to $376.8 million during the same period a year ago, an increase of $127.6 million, or 34 percent. Subscription and support revenues were $473.5 million, or 94 percent of total revenues, for the three months ended April 30, 2011, compared to $350.7 million, or 93 percent of total revenues, during the same period a year ago. The increase in subscription and support revenues was due primarily to new customers, upgrades and additional subscriptions from existing customers and improved renewal rates as compared to a year ago. The price per user per month for our three primary offerings, Professional Edition, Enterprise Edition and Unlimited Edition, in the quarter ended April 30, 2011 has remained substantially consistent relative to prior periods. Professional services and other revenues were $30.9 million, or six percent of total revenues, for the three months ended April 30, 2011, compared to $26.1 million, or seven percent of total revenues, for the same period a year ago. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers. The impact of the prospective adoption of the new accounting guidance for multiple-deliverable arrangements did not have a material impact on professional services revenue for the three months ended April 30, 2011.

Revenues in Europe and Asia Pacific accounted for $164.3 million, or 33 percent of total revenues, for the three months ended April 30, 2011, compared to $117.5 million, or 31 percent of total revenues, during the same period a year ago, an increase of $46.8 million, or 40 percent. The increase in revenues outside of the Americas was the result of the increasing acceptance of our service, our focus on marketing our service internationally and improved renewal rates. Additionally, the value of the U.S. dollar relative to foreign currencies contributed to a slight increase in U.S. dollar revenues outside of the Americas for the three months ended April 30, 2011 as compared to the same period a year ago. The foreign currency impact had the effect of increasing our aggregate revenues by $7.6 million compared to the same period a year ago. As part of our overall growth, we expect the percentage of our revenue generated outside of the Americas to continue to increase as a percentage of our total revenues worldwide.

Cost of Revenues.

	Three Months Ended April 30,		Variance
(In thousands)	2011	2010	Dollars
Subscription and support	$75,243	$44,057	$31,186
Professional services and other	27,823	27,524	299

Total cost of revenues	$103,066	$71,581	$31,485

Percent of total revenues	20%	19%

Cost of revenues was $103.1 million, or 20 percent of total revenues, for the three months ended April 30, 2011, compared to $71.6 million, or 19 percent of total revenues, during the same period a year ago, an increase of $31.5 million. The increase in absolute dollars was primarily due to an increase of $1.4 million in employee-related costs, an increase of $8.9 million in service delivery costs, primarily due to our efforts in increasing data center capacity, an increase of $12.7 million in depreciation and amortization expenses, an increase of $6.0 million in outside subcontractor and other service costs, an increase of $1.5 million in allocated overhead and an increase of $0.6 million in stock-based expenses. Gross profit margins for professional services and other improved over the same period a year ago primarily due to the improved utilization of existing headcount and a higher demand from an increased number of customers.

We intend to continue to invest additional resources in our enterprise cloud computing application service and data center capacity. The timing of these additional expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues in future periods.

Research and Development.

	Three Months Ended April 30,		Variance
(In thousands)	2011	2010	Dollars
Research and development	$65,292	$40,122	$25,170
Percent of total revenues	13%	10%

Research and development expenses were $65.3 million, or 13 percent of total revenues, for the three months ended April 30, 2011, compared to $40.1 million, or 10 percent of total revenues, during the same period a year ago, an increase of $25.2 million. The increase in absolute dollars was due to an increase of $17.2 million in employee-related costs, an increase of $3.7 million in stock-based expenses, an increase of $3.1 million in allocated overhead and an increase of $0.7 million in test data lab costs. We increased our research and development headcount by 46 percent since April 30, 2010 in order to improve and extend our service offerings and develop new technologies. Some of the increase in headcount was due to acquired businesses.

Marketing and Sales.

	Three Months Ended April 30,		Variance
(In thousands)	2011	2010	Dollars
Marketing and sales	$254,471	$175,867	$78,604
Percent of total revenues	51%	47%

Marketing and sales expenses were $254.5 million, or 51 percent of total revenues, for the three months ended April 30, 2011, compared to $175.9 million, or 47 percent of total revenues, during the same period a year ago, an increase of $78.6 million. The increase in absolute dollars was primarily due to increases of $53.5 million in employee-related costs, $11.6 million in stock-based expenses, $5.6 million in advertising, marketing and event costs and $7.7 million in allocated overhead. Our marketing and sales headcount increased by 38 percent since April 30, 2010 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. Some of the increase in headcount was due to acquired businesses.

General and Administrative.

	Three Months Ended April 30,		Variance
(In thousands)	2011	2010	Dollars
General and administrative	$84,338	$56,193	$28,145
Percent of total revenues	17%	15%

General and administrative expenses were $84.3 million, or 17 percent of total revenues, for the three months ended April 30, 2011, compared to $56.2 million, or 15 percent of total revenues, during the same period a year ago, an increase of $28.1 million. The increase was primarily due to an increase of $17.2 million in employee-related costs, an increase of $5.2 million in stock-based expenses, an increase of $2.2 million in depreciation and amortization and increases in infrastructure costs and professional and outside service costs. Our general and administrative headcount increased by 30 percent since April 30, 2010 as we added personnel to support our growth.

Income (loss) from operations.

	Three Months Ended April 30,		Variance
(In thousands)	2011	2010	Dollars
Income (loss) from operations	$(2,803)	$33,050	$(35,853)
Percent of total revenues	(1)%	9%

Loss from operations for the three months ended April 30, 2011 was $2.8 million and included $47.6 million of stock-based expenses and $10.3 million of amortization of purchased intangibles. During the same period a year ago, operating income was $33.1 million and included $26.5 million of stock-based expenses and $2.5 million of amortization of purchased intangibles.

Investment income.

	Three Months Ended April 30,		Variance
(In thousands)	2011	2010	Dollars
Investment income	$8,055	$7,875	$180
Percent of total revenues	2%	2%

Investment income consists of income on cash and marketable securities balances. Investment income was $8.1 million for the three months ended April 30, 2011 and was $7.9 million during the same period a year ago. The increase was primarily due to increased realized gains from sales of marketable securities and the increase in marketable securities balances resulting from cash generated by operating activities and the proceeds from stock option exercises.

Interest expense.

	Three Months Ended April 30,		Variance
(In thousands)	2011	2010	Dollars
Interest expense	$(3,671)	$(7,060)	$3,389
Percent of total revenues	(1)%	(2)%

Interest expense consists primarily of interest on our Notes and capital leases. Interest expense was $3.7 million, net of interest costs capitalized, for the three months ended April 30, 2011 and was $7.1 million during the same period a year ago. During the three months ended April 30, 2011, we capitalized $3.9 million of interest costs related to major construction projects, specifically our campus project, which began during the fourth quarter of fiscal 2011, and our capitalized internal-use software development costs. We did not capitalize interest during the same period a year ago. We will continue to capitalize interest on these projects until these assets are ready for service.

Other expense.

	Three Months Ended April 30,		Variance
(In thousands)	2011	2010	Dollars
Other expense	$(800)	$(1,973)	$1,173

Other expense primarily consists of foreign currency transaction gains and losses. Other expense decreased due to realized and unrealized gains on foreign currency transactions for the three months ended April 30, 2011 compared to the same period a year ago.

Provision for Income Taxes.

	Three Months Ended April 30,		Variance
(In thousands)	2011	2010	Dollars
Provision for income taxes	($251)	($12,016)	$11,765
Effective tax rate	32%	38%

The provision for income taxes was $0.3 million for the three months ended April 30, 2011, compared to $12.0 million during the same period a year ago.

Our effective tax rate for the three months ended April 30, 2011 was 32 percent, which was lower than the federal statutory tax rate of 35 percent. The lower tax rate was attributable to the benefit of federal and California research tax credits offset by state income taxes, a detrimental foreign tax rate differential and non-deductible acquisition expenses. Our effective tax rate of 38 percent for the three months ended April 30, 2010 was higher than the federal statutory rate of 35 percent primarily due to state income taxes, a detrimental foreign tax rate differential and the unfavorable impact of a change in California tax law, which was partially offset by the benefit of California research tax credits.

New Accounting Pronouncement

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805)—Business Combinations (ASU 2010-29), to improve consistency in how the pro forma disclosures are calculated. Additionally, ASU 2010-29 enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. ASU 2010-29 is effective for the Company in fiscal 2013 and should be applied prospectively to business combinations for which the acquisition date is after the effective date. Early adoption is permitted. We are currently evaluating the impact of the pending adoption of ASU 2010-29 on the consolidated financial statements.

Liquidity and Capital Resources

At April 30, 2011, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1.5 billion and accounts receivable of $270.8 million.

Net cash provided by operating activities was $139.5 million during the three months ended April 30, 2011 and $143.2 million during the same period a year ago. Cash provided by operating activities has historically been affected by: the amount of net income; sales of subscriptions, support and professional services; changes in working capital accounts, particularly increases and seasonality in accounts receivable and deferred revenue as described above, the timing of commission and bonus payments, and the timing of collections from large enterprise customers; and add-backs of non-cash expense items such as depreciation and amortization, amortization of debt discount and the expense associated with stock-based awards.

Net cash provided by investing activities was $79.4 million during the three months ended April 30, 2011 and net cash used in investing activities was $508.1 million during the same period a year ago. The net cash provided by investing activities during the three months ended April 30, 2011 primarily related to the proceeds from the sales of marketable securities offset by the investment of cash balances, the purchase of Manymoon, capital expenditures and strategic investments.

Net cash provided by financing activities was $28.0 million during the three months ended April 30, 2011 and $43.6 million during the same period a year ago. Net cash provided by financing activities during the three months ended April 30, 2011 consisted primarily of $32.3 million of proceeds from the exercise of employee stock options and $2.0 million of excess tax benefits from employee stock plans, offset by $3.6 million of principal payments on capital leases and $2.8 million of contingent consideration payments.

In January 2010, we issued the Notes and concurrently entered into convertible notes hedges (the “Note Hedges”) and separate warrant transactions (the “Warrants”). The Notes will mature on January 15, 2015, unless converted earlier. As of April 30, 2011, we had not received any shares under the Note Hedges or delivered cash or shares under the Warrants.

For 20 trading days during the 30 consecutive trading days ended January 31, 2011 and April 30, 2011, our common stock traded at a price exceeding 130% of the conversion price of $85.36 per share applicable to the Notes. Accordingly, based on the terms of the Notes, the Notes were convertible at the option of the holder as of April 30, 2011 and are convertible at the holders’ option for the quarter ending July 31, 2011. Upon conversion of any Notes, we will deliver cash up to the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock, cash or a combination of both. Therefore, for the quarter ending July 31, 2011, the Notes will remain classified as a current liability on our condensed consolidated balance sheet.

Our cash, cash equivalents and marketable securities are comprised primarily of corporate notes and obligations, U.S. agency obligations, U.S. treasury securities, mortgage backed securities, collateralized mortgage obligations, time deposits, money market mutual funds, government obligations and municipal securities.

As of April 30, 2011, we have a total of $10.5 million in letters of credit outstanding in favor of certain landlords for office space. To date, no amounts have been drawn against the letters of credit, which renew annually and mature at various dates through September 2021.

We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. Additionally, we currently do not have a bank line of credit.

Our principal commitments consist of obligations under leases for office space and co-location facilities for data center capacity and our development and test data center, and computer equipment and certain fixed assets. At April 30, 2011, the future non-cancelable minimum payments under these commitments were as follows:

	Capital Leases	Operating Leases
Fiscal Period:
Remaining nine months of fiscal 2012	$20,640	$83,113
Fiscal 2013	22,371	106,248
Fiscal 2014	18,916	83,014
Fiscal 2015	328	48,469
Fiscal 2016	0	44,950
Thereafter	0	122,080

Total minimum lease payments	62,255	$487,874

Less: amount representing interest	(2,914)

Present value of capital lease obligations	$59,341

Our lease agreements provide us with the option to renew. Our future operating lease obligations would change if we exercised these options and if we entered into additional operating lease agreements as we expand our operations.

We also have a contractual obligation to begin construction on the undeveloped land we purchased in fiscal 2011 by September 2014. If we do not commence construction by this date we will be subject to certain penalties due to a third party. We do not believe we will be subject to these penalties.

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

Interest rate sensitivity

We had cash, cash equivalents and marketable securities totaling $1.5 billion at April 30, 2011. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least single A or better. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

An immediate increase or decrease in interest rates of 100-basis points at April 30, 2011 could result in a $24.3 million market value increase or reduction of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

At January 31, 2011, we had cash, cash equivalents and marketable securities totaling $1.4 billion. The fixed-income portfolio was also subject to interest rate risk. Changes in interest rates of 100-basis points would have resulted in market value changes of $27.7 million.

Market Risk and Market Interest Risk

In January 2010, we issued at par value $575.0 million of 0.75% Notes. Holders may convert their Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, we would pay the holder an amount of cash equal to the principal amount of the Notes. Amounts in excess of the principal amount, if any, may be paid in cash or stock at our option. Concurrent with the issuance of the Notes, we entered into separate note hedging transactions and the sale of warrants. These separate transactions were completed to reduce the potential economic dilution from the conversion of the Notes.

For 20 trading days during the 30 consecutive trading days ended January 31, 2011 and April 30, 2011, our common stock traded at a price exceeding 130% of the conversion price of $85.36 per share applicable to the Notes. Accordingly, based on the terms of the Notes, the Notes were convertible at the option of the holder as of April 30, 2011 and are convertible at the holders’ option for the quarter ending July 31, 2011. Upon conversion of any Notes, we will deliver cash up to the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock, cash or a combination of both. Therefore, for the quarter ending July 31, 2011, the Notes will remain classified as a current liability on our condensed consolidated balance sheet.

The Notes have a fixed annual interest rate of 0.75% and therefore, we do not have economic interest rate exposure on the Notes. However, the value of the Notes is exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our Notes is affected by our stock price. The carrying value of our Notes was $478.4 million as of April 30, 2011. This represents the liability component of the $575.0 million principal balance as of April 30, 2011. The total estimated fair value of our Notes at April 30, 2011 was $983.8 million and the fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the first quarter of fiscal 2012, which was $171.10.

We have an investment portfolio that includes strategic investments in public and privately-held companies, many of which are in the development stage. When our ownership interests are less than 20 percent and we do not have the ability to exert significant influence, we account for the minority equity investments using the cost method of accounting. Otherwise, we account for the investments using the equity method of accounting. At April 30, 2011, the fair value of these investments was $31.6 million.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”).

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

We are involved in various legal proceedings arising from the normal course of business activities, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. We make a provision for a liability relating to legal proceedings when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. In management’s opinion, resolution of these matters is not expected to have a material adverse impact on our condensed consolidated results of operations, cash flows or financial position. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect our future results of operations or cash flows or both.

Many of our subscription agreements require us to indemnify our customers for third-party intellectual property infringement claims, which could increase the cost to us of an adverse ruling on such a claim. Any adverse determination related to intellectual property claims or litigation could prevent us from offering our service to others, could be material to our financial condition or cash flows or both or could otherwise adversely affect our operating results.

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

Many of our subscription agreements require us to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim. Any adverse determination related to intellectual property claims or litigation could prevent us from offering our service to others, could be material to our financial condition or cash flows (or both) or could otherwise adversely affect our operating results.

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

•	timing of additional investments in our enterprise cloud computing application and platform services and in our consulting service;

•	changes in deferred revenue balances due to the seasonal nature of our customer invoicing, changes in the average duration of our invoices, rate of renewals and the rate of new business growth;

•	regulatory compliance costs;

•	the timing of customer payments and payment defaults by customers;

•	costs associated with acquisitions of companies and technologies;

•	extraordinary expenses such as litigation or other dispute-related settlement payments;

•	conversion of the Notes at the election of the Note holders;

•	the impact of new accounting pronouncements; and

•	the timing of stock awards to employees and the related adverse financial statement impact of having to expense those stock awards ratably over their vesting schedules.

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

The market for enterprise cloud computing application services is not as mature as the market for packaged enterprise software, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of enterprises, large and small, to increase their use of enterprise cloud computing application services in general, and for CRM in particular. Many enterprises have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to an enterprise cloud computing application service. Furthermore, some enterprises may be reluctant or unwilling to use enterprise cloud computing application services because they have concerns regarding the risks associated with security capabilities, among other things, of the technology delivery model associated with these services. If enterprises do not perceive the benefits of enterprise cloud computing application services, then the market for these services may not develop at all, or it may develop more slowly than we expect, either of which would significantly adversely affect our operating results. In addition, we may make errors in predicting and reacting to relevant business trends, which could harm our business. Our success also depends on the willingness of third-party developers to build applications that are complementary to our service. Without the development of these applications, both current and potential customers may not find our service sufficiently attractive. In addition, for those customers who authorize a third-party technology partner access to their data, we do not warrant the functionality, security and integrity of the data transmission or processing. Despite contract provisions to protect us, customers may look to us to support and warrant the third-party applications, which may expose us to potential claims, liabilities and obligations for applications we did not develop or sell.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Subsequent to April 30, 2011, as previously disclosed on Form 8-K as filed with the Securities and Exchange Commission on May 2, 2011 and disclosed elsewhere in this report, the Company issued 436,167 shares of Company common stock to former stockholders of Radian6, in a private transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2), Regulation D and /or Regulation S under the Securities Act. See Note 1, “Subsequent Events,” of Notes to Condensed Consolidated Financial Statements for further details.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

The Exhibits listed below are filed as part of this Form 10-Q

Exhibit 2.1(1)	Share Purchase Agreement dated as of March 30, 2011, by and among salesforce.com, inc., salesforce.com Canada Corporation, Radian6 Technologies Inc. and each of the Radian6 Technologies Inc. shareholders, and the shareholder representative

Exhibit 3.1(2)	Amended and Restated Certificate of Incorporation of Salesforce.com, Inc

Exhibit 3.2(3)	Amended and Restated Bylaws of salesforce.com, inc.

Exhibit 4.1(4)*	2006 Inducement Equity Incentive Plan and forms of agreements thereunder

Exhibit 4.2(4)*	Radian6 Technologies Inc. Third Amended and Restated Stock Option Plan and form of agreement thereunder

Exhibit 10.1(5)*	Form of Change of Control and Retention Agreement as entered into with Hilarie Koplow-McAdams and David Schellhase

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS(6)	XBRL Instance Document

Exhibit 101.SCH(6)	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL(6)	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF(6)	XBRL Extension Definition

Exhibit 101.LAB(6)	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE(6)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on March 30, 2011.
(2)	Incorporated by reference from the Company’s registration statement on Form S-1 (No. 333-111289), Amendment No. 3, as filed with the Securities and Exchange Commission on April 20, 2004.
(3)	Incorporated by reference from the Company’s Form 8-K as filed with the Securities and Exchange Commission on January 14, 2011.
(4)	Incorporated by reference from the Company’s Form S-8 as filed with the Securities and Exchange Commission on May 13, 2011.
(5)	Incorporated by reference from the Company’s Form 10-K for the annual period ended January 31, 2010 as filed with the Securities Exchange Commission on March 11, 2010.
(6)	The financial information contained in these XBRL documents is unaudited and these are not the official publicly filed financial statements of salesforce.com, inc. The purpose of submitting these XBRL documents is to test the related format and technology, and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 26, 2011

salesforce.com, inc.

/s/ Graham Smith
Graham Smith Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)