Form 10-K/A
period 2011-01-31
SALESFORCE COM INC
filed 2011-06-24
CIK 1108524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2011 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

salesforce.com, inc.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment”) on Form 10-K/A amends the annual report on Form 10-K of salesforce.com, inc. (the “Company”) for the period ended January 31, 2011, as filed with the Securities and Exchange Commission (the “Commission”) on March 23, 2011 (the “Form 10-K”).

This Amendment is an exhibit-only filing solely for the purpose of filing revised Exhibits 10.18, 10.19 and 10.20 in connection with the conclusion of the confidential treatment process. No revisions are being made to the Company’s financial statements and this Amendment does not reflect events occurring after the filing of the Form 10-K, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-K.

Part IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b) Exhibits. The exhibits listed below in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 24, 2011

salesforce.com, inc.

/S/ GRAHAM SMITH
Graham Smith Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MARC BENIOFF Marc Benioff	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	June 24, 2011

/S/ GRAHAM SMITH	Chief Financial Officer (Principal Financial & Accounting Officer)	June 24, 2011
Graham Smith

/S/ CRAIG CONWAY*	Director	June 24, 2011
Craig Conway

/S/ ALAN HASSENFELD*	Director	June 24, 2011
Alan Hassenfeld

/S/ CRAIG RAMSEY*	Director	June 24, 2011
Craig Ramsey

/S/ SANFORD R. ROBERTSON*	Director	June 24, 2011
Sanford R. Robertson

/S/ STRATTON SCLAVOS*	Director	June 24, 2011
Stratton Sclavos

/S/ LAWRENCE TOMLINSON*	Director	June 24, 2011
Lawrence Tomlinson

/S/ MAYNARD WEBB*	Director	June 24, 2011
Maynard Webb

/S/ SHIRLEY YOUNG*	Director	June 24, 2011
Shirley Young

* By /S/ GRAHAM SMITH		June 24, 2011
Graham Smith, Attorney-in-Fact

Index to Exhibits

Exhibit 2.1(1)	Agreement and Plan of Merger dated as of December 7, 2010, by and among salesforce.com, inc., Hi’iaka Acquisition Corporation, Heroku, Inc. and with respect to Articles VII, VIII and IX thereof only, John Connors as Stockholder Representative and U.S. Bank National Association as Escrow Agent

Exhibit 3.1(2)	Restated Certificate of Incorporation of salesforce.com, inc.

Exhibit 3.2(3)	Amended and Restated Bylaws of salesforce.com, inc.

Exhibit 4.1(2)	Specimen Common Stock Certificate

Exhibit 4.2(4)	Indenture between salesforce.com, inc. and U.S. Bank National Association, dated as of January 19, 2010 including the form of 0.75% Convertible Senior Notes due 2015 therein

Exhibit 10.1*(2)	Form of Indemnification Agreement between salesforce.com, inc. and its officers and directors

Exhibit 10.2*(5)	1999 Stock Option Plan, as amended

Exhibit 10.3*(6)	2004 Equity Incentive Plan, as amended

Exhibit 10.4*(2)	2004 Employee Stock Purchase Plan

Exhibit 10.5*(7)	2004 Outside Directors Stock Plan, as amended

Exhibit 10.6*(3)	2006 Inducement Equity Incentive Plan

Exhibit 10.7*(8)	Mahalo Bonus Plan

Exhibit 10.8**(5)	Master Service Agreement dated May 17, 2005 between salesforce.com, inc. and Equinix, Inc.

Exhibit 10.9(9)	Resource Sharing Agreement dated as of January 29, 2009 between salesforce.com, inc., salesforce.com foundation, and salesforce.org

Exhibit 10.10(7)	Reseller Agreement dated as of January 30, 2009 between salesforce.com, inc and salesforce.org

Exhibit 10.11*(7)	Form of Offer Letter and schedule of omitted details thereto

Exhibit 10.12*(9)	Form of Change of Control and Retention Agreement as entered into with Marc Benioff

Exhibit 10.13*(9)	Form of Change of Control and Retention Agreement as entered into with Parker Harris, George Hu, Graham Smith, Jim Steele, Polly Sumner and Frank van Veenendaal

Exhibit 10.14*(9)	Form of Change of Control and Retention Agreement as entered into with David Schellhase

Exhibit 10.15(4)	Purchase Agreement dated January 12, 2010 between salesforce.com, inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers named in Schedule A thereto

Exhibit 10.16(4)	Form of Convertible Bond Hedge Confirmation

Exhibit 10.17(4)	Form of Warrant Confirmation

Exhibit 10.18**	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of October 21, 2010 by and between ARE-San Francisco No. 22, LLC and Bay Jacaranda No. 3334, LLC

Exhibit 10.19**	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of October 21, 2010 by and between ARE-San Francisco No. 16, LLC and Bay Jacaranda No. 2932, LLC

Exhibit 10.20**	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of October 21, 2010 by and between ARE-San Francisco No. 19, LLC and Bay Jacaranda No. 2627, LLC

1

Exhibit 21.1(7)	List of Subsidiaries

Exhibit 23.1(7)	Consent of Independent Registered Public Accounting Firm

Exhibit 24.1(7)	Power of Attorney

Exhibit 31.1(7)	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2(7)	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1(7)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS(7)(10)	XBRL Instance Document

Exhibit 101.SCH(7)(10)	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL(7)(10)	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF(7)(10)	XBRL Extension Definition

Exhibit 101.LAB(7)(10)	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE(7)(10)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested for a portion of this exhibit.
(1)	Incorporated by reference from the company’s Form 8-K as filed with the Securities and Exchange Commission on December 8, 2010.
(2)	Incorporated by reference from the Company’s registration statement on Form S-1 (No. 333-111289), Amendment No. 3, as filed with the Securities and Exchange Commission on April 20, 2004.
(3)	Incorporated by reference from the Company’s Form 8-K as filed with the Securities and Exchange Commission on January 14, 2011.
(4)	Incorporated by reference from the company’s Form 8-K as filed with the Securities and Exchange Commission on January 19, 2010.
(5)	Incorporated by reference from the Company’s Form 10-K for the annual period ended January 31, 2006 as filed with the Securities and Exchange Commission on March 15, 2006.
(6)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended July 31, 2006 as filed with the Securities and Exchange Commission on August 18, 2006.
(7)	Incorporated by reference from the Company’s Form 10-K for the annual period ended January 31, 2011 as filed with the Securities and Exchange Commission on March 23, 2011.
(8)	Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended July 31, 2009 as filed with the Securities and Exchange Commission on August 25, 2009.
(9)	Incorporated by reference from the Company’s Form 10-K for the annual period ended January 31, 2010 as filed with the Securities and Exchange Commission on March 11, 2010.
(10)	The financial information contained in these XBRL documents is unaudited and these are not the official publicly filed financial statements of salesforce.com, inc. The purpose of submitting these XBRL documents is to test the related format and technology, and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

2