Form 10-Q
period 2011-07-31
SALESFORCE COM INC
filed 2011-09-06
CIK 1108524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2011

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

As of July 31, 2011, there were approximately 135.5 million shares of the Registrant’s Common Stock outstanding.

salesforce.com, inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

salesforce.com, inc.

Condensed Consolidated Balance Sheets

(in thousands)

	July 31, 2011	January 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$449,794	$424,292
Short-term marketable securities	127,582	72,678
Accounts receivable, net	342,397	426,943
Deferred commissions	66,092	67,774
Deferred income taxes	33,915	27,516
Prepaid expenses and other current assets	95,042	55,721

Total current assets	1,114,822	1,074,924
Marketable securities, noncurrent	709,282	910,587
Property and equipment, net	470,070	387,174
Deferred commissions, noncurrent	47,574	48,842
Deferred income taxes, noncurrent	64,219	41,199
Capitalized software, net	198,291	127,987
Goodwill	671,570	396,081
Other assets, net	145,500	104,371

Total assets	$3,421,328	$3,091,165

Liabilities, temporary equity and stockholders’ equity
Current liabilities:
Accounts payable	$22,321	$18,106
Accrued expenses and other liabilities	389,853	345,121
Deferred revenue	917,755	913,239
Convertible senior notes, net (Note 2)	484,128	0

Total current liabilities	1,814,057	1,276,466
Convertible senior notes, net	0	472,538
Income taxes payable, noncurrent	34,777	18,481
Long-term lease liabilities and other	46,088	25,487
Deferred revenue, noncurrent	17,511	21,702

Total liabilities	1,912,433	1,814,674

Temporary equity (Note 2)	90,772	0

Stockholders’ equity:
Common stock	135	133
Additional paid-in capital	1,243,472	1,098,604
Accumulated other comprehensive income	7,219	6,719
Retained earnings	167,297	171,035

Total stockholders’ equity	1,418,123	1,276,491

Total liabilities, temporary equity and stockholders’ equity	$3,421,328	$3,091,165

See accompanying Notes.

salesforce.com, inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
Revenues:
Subscription and support	$509,279	$368,951	$982,783	$719,663
Professional services and other	36,723	25,421	67,583	51,522

Total revenues	546,002	394,372	1,050,366	771,185
Cost of revenues (1):
Subscription and support	89,144	48,981	164,387	93,038
Professional services and other	31,766	28,809	59,589	56,333

Total cost of revenues	120,910	77,790	223,976	149,371

Gross profit	425,092	316,582	826,390	621,814
Operating expenses (1):
Research and development	73,393	42,930	138,685	83,052
Marketing and sales	283,001	182,401	537,472	358,268
General and administrative	84,446	61,569	168,784	117,762

Total operating expenses	440,840	286,900	844,941	559,082
Income (loss) from operations	(15,748)	29,682	(18,551)	62,732
Investment income	5,112	8,735	13,167	16,610
Interest expense	(3,846)	(7,185)	(7,517)	(14,245)
Other expense	(3,231)	(1,765)	(4,031)	(3,738)

Income (loss) before benefit (provision) for income taxes and noncontrolling interest	(17,713)	29,467	(16,932)	61,359
Benefit (provision) for income taxes	13,445	(12,884)	13,194	(24,900)

Consolidated net income (loss)	(4,268)	16,583	(3,738)	36,459
Less: Net income attributable to noncontrolling interest	0	(1,839)	0	(3,970)

Net income (loss) attributable to salesforce.com	$(4,268)	$14,744	$(3,738)	$32,489

Earnings/loss per share- basic and diluted:
Basic net income (loss) per share attributable to salesforce.com common shareholders	$(0.03)	$0.11	$(0.03)	$0.25
Diluted net income (loss) per share attributable to salesforce.com common shareholders	$(0.03)	$0.11	$(0.03)	$0.24
Shares used in computing basic net income per share	135,093	129,462	134,273	128,747
Shares used in computing diluted net income per share	135,093	134,176	134,273	133,437
(1) Amounts include stock-based expenses, as follows:

Cost of revenues	$4,379	$3,186	$8,030	$6,260
Research and development	11,188	4,041	19,027	8,143
Marketing and sales	27,114	12,317	50,901	24,527
General and administrative	11,913	7,071	24,194	14,153

See accompanying Notes.

salesforce.com, inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended July 31,		Six months ended July 31,
	2011	2010	2011	2010
Operating activities
Consolidated net income (loss)	$(4,268)	$16,583	$(3,738)	$36,459
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	40,239	17,793	69,832	32,298
Amortization of debt discount and transaction costs	2,077	5,533	4,332	10,984
Amortization of deferred commissions	24,916	18,106	49,591	37,595
Expenses related to stock-based awards	54,594	26,615	102,152	53,083
Excess tax benefits from employee stock plans	(2,086)	(22,902)	(4,120)	(32,190)
Changes in assets and liabilities:
Accounts receivable, net	(66,076)	(41,413)	90,051	97,538
Deferred commissions	(26,137)	(20,248)	(46,641)	(39,556)
Prepaid expenses and other current assets	(9,611)	181	(18,994)	10,120
Other assets	(1,913)	(2,703)	(4,626)	(4,142)
Accounts payable	4,121	5,583	2,984	3,925
Accrued expenses and other current liabilities	47,624	57,378	(18,017)	37,394
Deferred revenue	19,453	15,590	(355)	(24,229)

Net cash provided by operating activities	82,933	76,096	222,451	219,279

Investing activities
Business combinations, net of cash acquired	(285,335)	(151,503)	(298,670)	(151,503)
Land activity and building improvements	(5,422)	0	(6,436)	0
Strategic investments	(7,782)	(2,000)	(13,215)	(2,500)
Purchase of marketable securities	(75,437)	(406,081)	(307,564)	(1,222,439)
Sales of marketable securities	84,879	145,801	436,949	349,954
Maturities of marketable securities	12,220	26,250	18,735	142,512
Capital expenditures	(45,051)	(27,831)	(72,365)	(39,521)

Net cash used in investing activities	(321,928)	(415,364)	(242,566)	(923,497)

Financing activities
Purchase of subsidiary stock	0	0	0	(1,273)
Proceeds from the exercise of stock options	42,282	34,127	74,568	71,643
Excess tax benefits from employee stock plans	2,086	22,902	4,120	32,190
Contingent consideration payments related to prior business combinations	(13,400)	0	(16,200)	0
Principal payments on capital lease obligations	(10,549)	(2,123)	(14,111)	(4,041)

Net cash provided by financing activities	20,419	54,906	48,377	98,519

Effect of exchange rate changes	3,758	3,493	(2,760)	4,318

Net increase (decrease) in cash and cash equivalents	(214,818)	(280,869)	25,502	(601,381)
Cash and cash equivalents, beginning of period	664,612	690,794	424,292	1,011,306

Cash and cash equivalents, end of period	$449,794	$409,925	$449,794	$409,925

Supplemental cash flow disclosure:
Cash paid (received) during the period for:
Interest, net	$2,749	$2,351	$3,086	$2,566
Income taxes, net of tax refunds	1,028	723	12,006	(4,790)
Non-cash financing and investing activities:
Fixed assets acquired under capital leases	0	5,733	47,203	6,164
Fair value of stock options assumed (Note 4)	4,729	0	4,729	0

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of July 31, 2011 and the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three and six months ended July 31, 2011 and 2010, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2011 was derived from the audited consolidated financial statements which are included in the Company’s Form 10-K for the fiscal year ended January 31, 2011, which was filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2011. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s fiscal 2011 Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of July 31, 2011, and its results of operations and its cash flows for the three and six months ended July 31, 2011 and 2010. All adjustments are of a normal recurring nature. The results for the three and six months ended July 31, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2012.

On February 1, 2011, the Company adopted on a prospective basis Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). As a result of the adoption of ASU 2009-13, the Company has updated its accounting policy for revenue recognition related to multiple-deliverable arrangements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in the Company’s consolidated financial statements and notes thereto.

Significant estimates and assumptions made by management include the determination of:

•	the best estimate of selling price of the deliverables included in multiple-deliverable revenue arrangements,

•	the fair value of assets acquired and liabilities assumed for business combinations,

•	recognition and measurement of current and deferred income taxes,

•	the fair value of stock awards issued and

•	the valuation of strategic investments and the determination of other-than-temporary impairments.

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

Foreign Currency Translation

The functional currency of the Company’s major foreign subsidiaries is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as part of a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in net income (loss) for the period. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

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

No customer accounted for more than five percent of accounts receivable at July 31, 2011 and January 31, 2011. No single customer accounted for five percent or more of total revenue in the three and six months ended July 31, 2011 and 2010.

As of July 31, 2011 and January 31, 2011, assets located outside the Americas were 16 percent of total assets, respectively.

Revenues by geographical region are as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
Americas	$366,916	$274,669	$706,934	$533,953
Europe	102,056	65,545	196,451	132,387
Asia Pacific	77,030	54,158	146,981	104,845

	$546,002	$394,372	$1,050,366	$771,185

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of July 31, 2011 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of July 31, 2011
Cash equivalents (1):
Time deposits	$30,546	$0	$0	$30,546
Money market mutual funds	115,962	0	0	115,962
Marketable securities:
Corporate notes and obligations	0	578,666	0	578,666
U.S. treasury securities	32,840	0	0	32,840
Mortgage backed securities	0	32,606	0	32,606
Government obligations	3,270	0	0	3,270
Municipal securities	0	22,711	0	22,711
Collateralized mortgage obligations	0	99,076	0	99,076
U.S. agency obligations	0	67,695	0	67,695
Foreign currency derivative contracts (2)	0	140	0	140

Total Assets	$182,618	$800,894	$0	$983,512

Liabilities
Foreign currency derivative contracts (3)	$0	$3,213	$0	$3,213

Total Liabilities	$0	$3,213	$0	$3,213

(1)	Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheet as of July 31, 2011, in addition to $303.3 million of cash.
(2)	Included in “prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheet as of July 31, 2011.
(3)	Included in “accrued expenses and other current liabilities” in the accompanying condensed consolidated balance sheet as of July 31, 2011.

The following table presents the Company’s liabilities that were measured at fair value using significant unobservable inputs (Level 3) during the six month period ended July 31, 2011. These consisted of the Company’s contingent consideration liabilities related to acquisitions (in thousands):

Balance at February 1, 2011	$17,138
Accretion	262
Payments	(17,400)

Balance at July 31, 2011	$0

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of January 31, 2011 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of January 31, 2011
Cash equivalents (1):
Time deposits	$26,565	$0	$0	$26,565
Money market mutual funds	122,516	0	0	122,516
Marketable securities:
Corporate notes and obligations	0	707,613	0	707,613
U.S. treasury securities	22,706	0	0	22,706
Mortgage backed securities	0	38,886	0	38,886
Government obligations	6,532	0	0	6,532
Municipal securities	0	23,081	0	23,081
Collateralized mortgage obligations	0	105,039	0	105,039
U.S. agency obligations	0	79,408	0	79,408
Foreign currency derivative contracts (2)	0	1,539	0	1,539

Total Assets	$178,319	$955,566	$0	$1,133,885

Liabilities
Foreign currency derivative contracts (3)	$0	$2,863	$0	$2,863
Contingent consideration (related to acquisitions, see Note 4) (3)	0	0	17,138	17,138

Total Liabilities	$0	$2,863	$17,138	$20,001

(1)	Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheet as of January 31, 2011, in addition to $275.2 million of cash.
(2)	Included in “prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheet as of January 31, 2011.
(3)	Included in “accrued expenses and other current liabilities” in the accompanying condensed consolidated balance sheet as of January 31, 2011.

The following table presents the Company’s liabilities that were measured at fair value using significant unobservable inputs (Level 3) at January 31, 2011. These consisted of the Company’s contingent consideration liabilities related to acquisitions and the fair value was determined using a discounted cash flow model (in thousands):

Balance at February 1, 2010	$0
Additions and accretion	17,138

Balance at January 31, 2011	$17,138

Strategic Investments

The Company has two investments in marketable equity securities measured using quoted prices in their respective active markets and certain interests in non-marketable equity and debt securities. As of July 31, 2011, the fair value of the Company’s marketable equity securities of $8.9 million includes an unrealized gain of $6.7 million. As of January 31, 2011, the fair value of the Company’s marketable equity security of $6.0 million includes an unrealized gain of $5.2 million. These investments are recorded in Other Assets, net on the condensed consolidated balance sheets.

The Company’s interest in non-marketable equity and debt securities consists of noncontrolling equity and debt investments in privately-held companies. The Company’s investments in these privately-held companies are reported at cost or marked down to fair value when an event or circumstance indicates an other-than-temporary decline in value has occurred. These investments are valued using significant unobservable inputs or data in an inactive market and the valuation requires the Company’s management judgment due to the absence of market price and inherent lack of liquidity.

As of July 31, 2011 and January 31, 2011 the carrying value that approximates the fair value of the Company’s investments in privately-held companies was $31.4 million and $21.1 million, respectively. These investments are recorded in Other Assets, net on the condensed consolidated balance sheets.

Derivative Financial Instruments

The Company enters into foreign currency derivative contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company uses forward currency derivative contracts to minimize the Company’s exposure of balances denominated in Euros, Canadian dollars, Swiss francs, Australian dollars, Singapore dollars, Japanese yen and British pounds. The Company’s foreign currency derivative contracts which are not designated as hedging instruments are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. The Company’s program is not designated for trading or speculative purposes. As of July 31, 2011 and January 31, 2011 the foreign currency derivative contracts that were not settled are recorded at fair value on the condensed consolidated balance sheets.

Foreign currency derivative contracts are marked-to-market at the end of each reporting period with gains and losses recognized as other income (expense) to offset the gains or losses resulting from the settlement or re-measurement of the underlying foreign currency denominated receivables and payables. While the contract or notional amount is often used to express the volume of foreign currency derivative contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of the Company to the counterparties.

Details on outstanding foreign currency derivative contracts related primarily to intercompany receivables and payables are presented below (in thousands):

	July 31, 2011	January 31, 2011
Notional amount of foreign currency derivative contracts	$248,016	$202,491
Fair value of foreign currency derivative contracts	$(3,073)	$(1,324)

The Company’s fair value of its outstanding derivative instruments are summarized below (in thousands):

		Fair Value of Derivative Instruments
	Balance Sheet Location	July 31, 2011	January 31, 2011
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$140	$1,539

Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Accrued expenses and other current liabilities	$3,213	$2,863

The effect of the derivative instruments not designated as hedging instruments on the condensed consolidated statements of operations for the three and six months ended July 31, 2011 and 2010, respectively are summarized below (in thousands):

Derivatives Not Designated as Hedging Instruments	Gains (Losses) on Derivative Instruments Recognized in Income
		Three months ended July 31,
	Location	2011	2010

Foreign currency derivative contracts	Other income (expense)	$(3,356)	$243

Derivatives Not Designated as Hedging Instruments	Gains (Losses) on Derivative Instruments Recognized in Income
		Six months ended July 31,
	Location	2011	2010

Foreign currency derivative contracts	Other income (expense)	$(10,132)	$1,263

Investment Income

Investment income consists of interest income, realized gains, and realized losses on the Company’s cash, cash equivalents and marketable securities. The components of investment income are presented below:

	Three months ended July 31,		Six months ended July 31,
(In thousands)	2011	2010	2011	2010
Interest income	$5,255	$8,157	$11,518	$13,150
Realized gains	502	1,453	3,773	4,653
Realized losses	(645)	(875)	(2,124)	(1,193)

Total investment income	$5,112	$8,735	$13,167	$16,610

Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following, net of tax: net income (loss), net foreign currency translation gains and losses, and net unrealized gains and losses on marketable securities. The following table sets forth the components of comprehensive income (loss) (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2011	2010	2011	2010
Consolidated net income (loss)	$(4,268)	$16,583	$(3,738)	$36,459
Less: net income attributable to noncontrolling interest	0	(1,839)	0	(3,970)
Translation and other adjustments	5,858	3,566	(1,219)	5,997
Unrealized gain on marketable securities	1,285	4,220	1,719	3,288

Comprehensive income (loss) attributable to salesforce.com	$2,875	$22,530	$(3,238)	$41,774

Earnings/Loss Per Share

Basic earnings/loss per share attributable to salesforce.com is computed by dividing net income (loss) attributable to salesforce.com by the weighted-average number of common shares outstanding for the fiscal period. Diluted earnings/loss per share attributable to salesforce.com is computed giving effect to all potential weighted average dilutive common stock, including options, restricted stock units, warrants and the convertible senior notes. The dilutive effect of outstanding awards and convertible securities is reflected in diluted earnings per share by application of the treasury stock method. Diluted earnings/loss per share for the three and six months ended July 31, 2011 is the same as basic earnings/loss per share as there is a net loss in those periods and inclusion of potentially issuable shares would be anti-dilutive.

A reconciliation of the denominator used in the calculation of basic and diluted earnings/loss per share attributable to salesforce.com is as follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2011	2010	2011	2010
Numerator:
Net income (loss) attributable to salesforce.com	$(4,268)	$14,744	$(3,738)	$32,489
Denominator:
Weighted-average shares outstanding for basic earnings/loss per share	135,093	129,462	134,273	128,747
Effect of dilutive securities:
Convertible senior notes	0	349	0	349
Employee stock awards	0	4,365	0	4,341

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings/loss per share	135,093	134,176	134,273	133,437

The weighted average number of shares outstanding used in the computation of basic and diluted earnings/loss per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings/loss per share because the effect would have been anti-dilutive (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2011	2010	2011	2010
Stock awards	7,482	557	7,402	3,089
Warrants	6,736	6,736	6,736	6,736
Convertible senior notes	6,735	0	6,735	0

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

The total income tax benefit recognized in the accompanying condensed consolidated statements of operations related to stock-based awards was $34.6 million and $19.4 million for the six months ended July 31, 2011 and 2010, respectively.

Effective Tax Rate

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to income from recurring operations and adjusts the provision for discrete tax items recorded in the period. The Company’s effective tax rate for the six months ended July 31, 2011 was 78 percent, which was higher than the federal statutory tax rate of 35 percent. The higher tax rate was attributable to a detrimental foreign tax differential and non-deductible acquisition expenses, offset by state income taxes, Federal and California tax credits and the tax benefit from the May 2011 acquisition of Radian6. The combined effect of these tax items is large and when compared to a small net loss before taxes resulted in the higher effective tax rate.

The Company’s effective tax rate of 41 percent for the six months ended July 31, 2010 was higher than the federal statutory rate of 35 percent primarily due to state income taxes, a detrimental foreign tax rate differential, non-deductible acquisition expenses and the unfavorable impact of a change in California tax law, which was partially offset by California tax credits.

Unrecognized Tax Benefits and Other Considerations

The Company records liabilities related to its uncertain tax positions. During the three months ended July 31, 2011, the Company recorded $13.1 million of unrecognized tax benefits as a result of the Radian6 acquisition. The Company’s existing tax positions will continue to generate an increase in tax liabilities or unrecognized tax benefits. The Company does not believe that it is reasonably possible that there will be a significant increase or decrease in unrecognized tax benefits over the next twelve months.

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

Multiple-Deliverable Arrangements

The Company enters into arrangements with multiple-deliverables that generally include subscription, premium support and professional services.

Prior to February 1, 2011, the deliverables in multiple-deliverable arrangements were accounted for separately if the delivered items had standalone value and there was objective and reliable evidence of fair value for the undelivered items. If the deliverables in a multiple-deliverable arrangement could not be accounted for separately, the total arrangement fee was recognized ratably as a single unit of accounting over the contracted term of the subscription agreement. A significant portion of the Company’s multiple-deliverable arrangements were accounted for as a single unit of accounting because the Company did not have objective and reliable evidence of fair value for certain of its deliverables. Additionally, in these situations, the Company deferred the direct costs of a related professional services arrangement and amortized those costs over the same period as the professional services revenue was recognized.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”) which amended the previous multiple-deliverable arrangements accounting guidance. Pursuant to the updated guidance, objective and reliable evidence of fair value of the deliverables to be delivered is no longer required in order to account for deliverables in a multiple-deliverable arrangement separately. Instead, arrangement consideration is allocated to deliverables based on their relative selling price.

In the first quarter of fiscal 2012, the Company adopted this updated accounting guidance on a prospective basis. The Company applied the new accounting guidance to those multiple-deliverable arrangements entered into or materially modified on or after February 1, 2011, which is the beginning of the Company’s fiscal year.

The adoption of this updated accounting guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows. As of July 31, 2011, the deferred professional services revenue and deferred costs under the previous accounting guidance are $49.6 million and $23.2 million, respectively, which will continue to be recognized over the related remaining subscription period.

Under the updated accounting guidance, in order to treat deliverables in a multiple-deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. If the deliverables have standalone value upon delivery, the Company accounts for each deliverable separately. Subscription services have standalone value as such services are often sold separately. In determining whether professional services have standalone value, the Company considers the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the subscription service start date and the contractual dependence of the subscription service on the customer’s satisfaction with the professional services work. To date, the Company has concluded that all of the professional services included in multiple-deliverable arrangements executed have standalone value.

Under the updated accounting guidance, when multiple-deliverables included in an arrangement are separated into different units of accounting, the arrangement consideration is allocated to the identified separate units based on a relative selling price hierarchy. The Company determines the relative selling price for a deliverable based on its vendor-specific objective evidence of selling price (“VSOE”), if available, or its best estimate of selling price (“BESP”), if VSOE is not available. The Company has determined that third-party evidence of selling price (“TPE”) is not a practical alternative due to differences in its service offerings compared to other parties and the availability of relevant third-party pricing information. The amount of revenue allocated to delivered items is limited by contingent revenue, if any.

For certain professional services, the Company has established VSOE as a consistent number of standalone sales of this deliverable have been priced within a reasonably narrow range. The Company has not established

VSOE for its subscription services due to lack of pricing consistency, the introduction of new services and other factors. Accordingly, the Company uses its BESP to determine the relative selling price.

The Company determined BESP by considering its overall pricing objectives and market conditions. Significant pricing practices taken into consideration include the Company’s discounting practices, the size and volume of the Company’s transactions, the geographic area where services are sold, price lists, its go-to-market strategy and historic contractually stated prices. The determination of BESP is made through consultation with and approval by the Company’s management, taking into consideration the go-to-market strategy. As the Company’s go-to-market strategies evolve, the Company may modify its pricing practices in the future, which could result in changes in relative selling prices, including both VSOE and BESP.

Deferred Revenue

Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services described above and is recognized as the revenue recognition criteria are met. The Company generally invoices customers in annual or quarterly installments.

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

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. The Company reevaluates these items quarterly and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period and the Company continues to collect information in order to determine their estimated fair values as of the date of acquisition. Subsequent to the measurement period or the Company’s final determination of the tax allowances’ or contingencies’ estimated value, changes to these uncertain tax positions and tax related valuation allowances will affect the Company’s provision for income taxes in the Company’s condensed consolidated statements of operations.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three months ended July 31,		Six months ended July 31,
	2011	2010	2011	2010
Volatility	47-50%	45%	47-50%	45-50%
Estimated life	3.7 years	3.8 years	3.7 years	3.8 years
Risk-free interest rate	1.07-1.39%	1.55-1.73%	1.07-1.77%	1.55-2.11%
Dividend yield	0	0	0	0
Weighted-average fair value per share of grants	$62.64	$30.49	$61.13	$29.54

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

During the three months ended July 31, 2011 and 2010, the Company capitalized $0.5 million and $0.6 million, respectively, of stock-based expenses related to capitalized internal-use software development and deferred professional services costs and capitalized $1.1 million and $1.2 million for the six months ended July 31, 2011 and 2010, respectively.

During the six months ended July 31, 2011, the Company recognized stock-based expense of $102.2 million. As of July 31, 2011, the aggregate stock compensation remaining to be amortized to costs and expenses was $582.6 million. The Company expects this stock compensation balance to be amortized as follows: $114.0 million during the remaining six months of fiscal 2012; $193.3 million during fiscal 2013; $163.2 million during fiscal 2014; $106.0 million during fiscal 2015 and $6.1 million during fiscal 2016. The expected amortization reflects only outstanding stock awards as of July 31, 2011 and assumes no forfeiture activity. The Company expects to continue to issue stock-based awards to its employees in future periods.

Goodwill, Intangible Assets and Impairment Assessments

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is tested for impairment at least annually during the fourth quarter (more frequently if certain indicators are present). In the event that the Company determines that the carrying value of goodwill is less than fair value, the Company will incur an impairment charge for the amount of the difference during the quarter in which the determination is made.

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

New Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805)—Business Combinations (“ASU 2010-29”), to improve consistency in how the pro forma disclosures are calculated. Additionally, ASU 2010-29 enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. ASU 2010-29 is effective for the Company in fiscal 2013 and should be applied prospectively to business combinations for which the acquisition date is after the effective date. Early adoption is permitted. The Company does not believe the impact of the pending adoption of ASU 2010-29 will have a significant effect on the consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for the Company in fiscal 2013 and should be applied retrospectively. The Company is currently evaluating the impact of the pending adoption of ASU 2011-05 on the consolidated financial statements.

Reclassification

A reclassification to the three and six month period ending July 31, 2010, condensed consolidated statements of cash flows was made. This reclassification was related to the purchase of subsidiary stock.

2. Balance Sheet Accounts

Marketable Securities

At July 31, 2011, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$571,427	$7,585	$(346)	$578,666
U.S. treasury securities	32,655	186	(1)	32,840
Mortgage backed securities	32,016	780	(190)	32,606
Government obligations	3,161	109	0	3,270
Municipal securities	22,609	132	(30)	22,711
Collateralized mortgage obligations	98,234	1,319	(477)	99,076
U.S. agency obligations	67,334	362	(1)	67,695

	$827,436	$10,473	$(1,045)	$836,864

At January 31, 2011, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$701,047	$7,356	$(790)	$707,613
U.S. treasury securities	22,631	85	(10)	22,706
Mortgage backed securities	38,348	656	(118)	38,886
Government obligations	6,414	118	0	6,532
Municipal securities	23,121	79	(119)	23,081
Collateralized mortgage obligations	104,285	1,098	(344)	105,039
U.S. agency obligations	79,242	190	(24)	79,408

	$975,088	$9,582	$(1,405)	$983,265

The duration of the investments classified as marketable securities is as follows (in thousands):

	July 31, 2011	January 31, 2011
Recorded as follows:
Short-term (due in one year or less)	$127,582	$72,678
Long-term (due between one and 3 years)	709,282	910,587

	$836,864	$983,265

As of July 31, 2011, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$53,841	$(329)	$5,402	$(17)	$59,243	$(346)
U.S. treasury securities	8,509	(1)	0	0	8,509	(1)
Mortgage backed securities	2,923	(126)	7,375	(64)	10,298	(190)
Municipal securities	8,142	(30)	0	0	8,142	(30)
Collateralized mortgage obligations	39,012	(285)	3,744	(192)	42,756	(477)
U.S. agency obligations	4,496	(1)	0	0	4,496	(1)

	$116,923	$(772)	$16,521	$(273)	$133,444	$(1,045)

The unrealized loss for each of these fixed rate marketable securities ranged from less than $1,000 to $192,000. The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of July 31, 2011. The Company expects to receive the full principal and interest on all of these marketable securities.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	July 31, 2011	January 31, 2011
Deferred professional services costs	$15,138	$17,908
Prepaid income taxes	14,780	720
Prepaid expenses and other current assets	65,124	37,093

	$95,042	$55,721

Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	July 31, 2011	January 31, 2011
Land	$248,263	$248,263
Building improvements	24,269	10,115
Computers, equipment and software	195,991	115,736
Furniture and fixtures	23,687	20,462
Leasehold improvements	113,148	100,380

	605,358	494,956
Less accumulated depreciation and amortization	(135,288)	(107,782)

	$470,070	$387,174

Depreciation and amortization expense totaled $16.7 million and $9.2 million for the three months ended July 31, 2011 and 2010, respectively, and $31.5 million and $17.9 million for the six months ended July 31, 2011 and 2010, respectively.

Computers, equipment and software at July 31, 2011 and January 31, 2011 included a total of $88.6 million and $38.8 million acquired under capital lease agreements, respectively. Accumulated amortization relating to computers, equipment and software under capital lease agreements totaled $27.5 million and $18.5 million, respectively, at July 31, 2011 and January 31, 2011. Amortization of assets under capital lease agreements is included in depreciation and amortization expense.

Capitalized Interest Cost

Interest costs related to construction projects, specifically the Company’s development of its global headquarters (“campus project”), and capitalized internal-use software development costs, are capitalized until the underlying asset is placed into service. Capitalized interest is calculated by multiplying the effective interest rate of the convertible senior notes by the qualifying costs. When the qualifying asset is placed into service, the qualifying asset and the related capitalized interest are amortized over the useful life of the related asset. Interest costs related to the buildings and improvements of $3.9 million and $0 were capitalized during the three months ended July 31, 2011 and 2010, respectively, and $7.7 million and $0 were capitalized during the six months ended July 31, 2011 and 2010, respectively. Interest costs related to the Company’s capitalized internal-use software development efforts of $0.1 million and $0 were capitalized during the three months ended July 31, 2011 and 2010, respectively, and $0.2 million and $0 were capitalized during the six months ended July 31, 2011 and 2010, respectively.

Capitalized Software

Capitalized software consisted of the following (in thousands):

	July 31, 2011	January 31, 2011
Capitalized internal-use software development costs, net of accumulated amortization of $42,014 and $34,513, respectively	$32,983	$29,154
Acquired developed technology, net of accumulated amortization of $64,725 and $37,818, respectively	165,308	98,833

	$198,291	$127,987

Capitalized internal-use software amortization expense totaled $3.8 million and $3.2 million for the three months ended July 31, 2011 and 2010, respectively. Acquired developed technology amortization expense totaled $17.1 million and $3.9 million for the three months ended July 31, 2011 and 2010, respectively. Capitalized internal-use software amortization expense totaled $7.5 million and $6.2 million for the six months ended July 31, 2011 and 2010, respectively. Acquired developed technology amortization expense totaled $26.9 million and $5.6 million for the six months ended July 31, 2011 and 2010, respectively.

As described in Note 4 “Business Combinations” the Company acquired Radian6 Technologies Inc. in May 2011. Approximately $84.2 million of the purchase consideration was allocated to acquired developed technology.

Other Assets, net

Other assets consisted of the following (in thousands):

	July 31, 2011	January 31, 2011
Deferred professional services costs, noncurrent	$8,022	$10,201
Long-term deposits	13,715	12,114
Purchased intangible assets, net of accumulated amortization of $13,414 and $9,868, respectively	47,114	31,660
Aquired intellectual property, net of accumulated amortization of $1,589 and $746, respectively.	13,559	5,874
Strategic investments	40,283	27,065
Other	22,807	17,457

	$145,500	$104,371

As described in Note 4 “Business Combinations” the Company acquired Radian6 in May 2011. Approximately $18.8 million of the purchase consideration was allocated to purchased intangible assets.

Purchased intangible assets amortization expense for the three months ended July 31, 2011 and 2010, was $2.3 million and $1.2 million, respectively, and for the six months ended July 31, 2011 and 2010, was $3.5 million and $2.0 million, respectively.

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter. There was no impairment of goodwill for the six months ended July 31, 2011.

Goodwill consisted of the following (in thousands):

Balance as of January 31, 2011	$396,081
Manymoon Corporation	10,493
Radian6 Technologies Inc.	262,637
Other adjustments	2,359

Balance as of July 31, 2011	$671,570

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	July 31, 2011	January 31, 2011
Accrued compensation	$130,693	$148,275
Accrued other liabilities	126,076	112,840
Accrued income and other taxes payable	82,832	49,135
Accrued professional costs	23,796	12,548
Accrued rent	26,456	22,323

	$389,853	$345,121

Convertible Senior Notes

In January 2010, the Company issued at par value $575.0 million of 0.75% convertible senior notes (“the Notes”) due January 15, 2015. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, which commenced July 15, 2010.

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

During the fiscal quarter ended April 30, 2011, the closing stock price conversion right was triggered therefore the Notes were convertible at the option of the holder up to 6.7 million of the Company’s common shares for the Company’s entire second fiscal quarter. As of July 31, 2011 the Notes are classified as a current liability on the Company’s condensed consolidated balance sheet. Additionally, a portion of the equity component of the Notes attributable to the conversion feature of the Notes is classified in temporary stockholders’ equity equal to the difference between the principal amount and carrying value of the Notes. The closing stock price conversion right also was triggered during the fiscal quarter ended July 31, 2011, therefore the liability and equity components of the Notes will remain classified as current and temporary, respectively, for the quarter ended October 31, 2011.

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

In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes as a whole. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the term of the Note. The equity component is not re-measured as long as it continues to meet the conditions for equity classification.

In accounting for the transaction costs related to the Note issuance, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Transaction costs attributable to the liability component are being amortized to expense over the term of the Notes, and transaction costs attributable to the equity component were netted with the equity components in temporary stockholders’ equity and stockholders’ equity. Additionally, the Company initially recorded a deferred tax liability of $51.1 million in connection with the Notes.

The Notes consisted of the following (in thousands):

	July 31, 2011	January 31, 2011
Liability component :
Principal	$574,900	$575,000
Less: debt discount, net (1)	(90,772)	(102,462)

Net carrying amount	$484,128	$472,538

(1)	Included in the condensed consolidated balance sheets within convertible senior notes and is amortized over the remaining life of the Notes using the effective interest rate method.

As of July 31, 2011, the remaining contractual life of the Notes is approximately 3.5 years.

The following table sets forth total interest expense recognized related to the Notes prior to capitalization of interest (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2011	2010	2011	2010
Contractual interest expense	$1,078	$1,078	$2,156	$2,156
Amortization of debt issuance costs	331	331	661	659
Amortization of debt discount	5,859	5,533	11,690	10,984

	$7,268	$6,942	$14,507	$13,799

Effective interest rate of the liability component	5.86%	5.86%	5.86%	5.86%

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

Warrants

Separately, the Company in January 2010 also entered into warrant transactions (the “Warrants”), whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, up to 6.7 million shares of the Company’s common stock at a strike price of $119.51 per share. The Company received aggregate proceeds of $59.2 million from the sale of the Warrants. As the weighted average market value per share of the Company’s common stock for the three and six months ended July 31, 2011 exceeds the strike price of the Warrants, the Warrants would have had a dilutive effect on the Company’s earnings/loss per share for the three and six months ended July 31, 2011. The Warrants were anti-dilutive for the three and six months ended July 31, 2011 based on the Company’s net loss for the three and six months ended July 31, 2011. The Warrants are separate transactions, entered into by the Company and are not part of the terms of the Notes or Note Hedges. Holders of the Notes and Note Hedges will not have any rights with respect to the Warrants.

3. Stockholders’ Equity

Stock Options Issued to Employees

The Company maintains the following stock plans: the 2004 Equity Incentive Plan, 2004 Employee Stock Purchase Plan and the 2004 Outside Directors Stock Plan. These plans, other than the 2004 Outside Directors Stock Plan, provide for annual automatic increases on February 1 to the shares reserved for issuance. The expiration of the 1999 Stock Option Plan in fiscal 2010 did not affect awards outstanding, which continue to be governed by the terms and conditions of the 1999 Stock Option Plan.

On May 2, 2011, as part of the share purchase agreement entered into with Radian6, the Company assumed Radian6’s existing stock option plan which consisted of 239,519 unvested options to purchase 239,519 shares of the Company’s common stock after giving effect to the closing of the Radian6 transaction.

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

Stock activity is as follows:

	Shares Available for Grant	Options Outstanding
		Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2011	4,095,460	11,783,159	$65.35
Increase in shares authorized:
2004 Equity Incentive Plan	3,500,000	0	0.00
Radian6 Technologies Inc. Stock Option Plan	239,519	0	0.00
Options granted under all plans	(883,357)	883,357	120.60
Restricted stock activity	(385,528)	0	0.00
Stock grants to board and advisory board members	(25,100)	0	0.00
Exercised	0	(1,750,753)	42.59
1999 Plan shares expired	(22,992)	0	0.00
Cancelled	375,941	(375,941)	83.13

Balance as of July 31, 2011	6,893,943	10,539,822	$73.13	$756,286

Vested or expected to vest		10,194,688	$72.10	$741,919

Exercisable as of July 31, 2011		3,920,092	$38.55	$416,151

The total intrinsic value of the options exercised during the six months ended July 31, 2011 and 2010 was $169.6 million and $121.7 million, respectively. The intrinsic value is the difference of the current market value of the stock and the exercise price of the stock option.

The weighted-average remaining contractual life of vested and expected to vest options is approximately 3.2 years.

As of July 31, 2011, options to purchase 3,920,092 shares were vested at a weighted average exercise price of $38.55 per share and a remaining weighted-average remaining contractual life of approximately 2.3 years. The total intrinsic value of these vested options as of July 31, 2011 was $416.2 million.

The following table summarizes information about stock options outstanding as of July 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$1.10 to $25.19	1,008,806	3.3	$10.80	865,034	$10.57
$25.97	1,829,029	2.3	25.97	897,299	25.97
$27.40 to $52.48	1,516,728	1.7	47.12	1,106,734	47.04
$52.76 to $65.41	544,109	2.0	56.08	338,231	55.47
$65.44	1,962,524	3.3	65.44	549,836	65.44
$65.68 to $140.28	1,130,350	4.0	102.76	162,958	72.87
$142.50 to $151.75	2,548,276	4.4	143.57	0	0

	10,539,822	3.2	$73.13	3,920,092	$38.55

Restricted stock activity is as follows:

	Restricted Stock Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2011	3,216,103	$0.001
Granted	545,075	0.001
Cancelled	(134,447)	0.001
Vested and converted to shares	(436,819)	0.001

Balance as of July 31, 2011	3,189,912	$0.001	$461,612

Expected to vest	3,002,497		$434,491

The restricted stock, which upon vesting entitles the holder to one share of common stock for each share of restricted stock, has an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and generally vests over four years.

The weighted-average fair value of the restricted stock issued for the six months ended July 31, 2011 and 2010 was $143.59 and $75.93, respectively.

Common Stock

The following numbers of shares of common stock were reserved and available for future issuance at July 31, 2011:

Options outstanding	10,539,822
Restricted stock awards and units outstanding	3,189,912
Stock available for future grant:
2004 Equity Incentive Plan	6,179,952
2006 Inducement Equity Incentive Plan	126,991
2004 Employee Stock Purchase Plan	1,000,000
2004 Outside Directors Stock Plan	587,000
0.75% Convertible senior notes	6,734,664
Warrants	6,735,953

35,094,294

4. Business Combinations

Radian6 Technologies Inc.

In May 2011, the Company acquired the outstanding stock of Radian6 for cash and the Company’s common stock. Radian6 is a cloud application vendor based in Canada that provides customers with social media monitoring, measurement and engagement solutions. The Company acquired Radian6 to, among other things, expand its social enterprise market opportunities. The Company has included the financial results of Radian6 in the condensed consolidated financial statements from the date of acquisition, which have not been material to date. The total consideration for Radian6 was approximately $336.6 million, of which $282.6 million was cash, $49.3 million in shares of the Company’s common stock and $4.7 million for the fair value of stock options of Radian6 assumed by the Company. The value of the share consideration for the Company’s common stock was based on the closing price of $136.19 on the day of the acquisition. The fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model and the share conversion ratio of 0.196 Radian6 options to the Company’s options.

The total preliminary purchase price was allocated to the net tangible and intangible assets and liabilities based upon their fair values as of May 2, 2011 as set forth below. The excess of the preliminary purchase price over the net tangible and intangible assets was recorded as goodwill. The following table summarizes estimated fair values of the assets and liabilities assumed at the acquisition date. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to both current and noncurrent income taxes payable and deferred taxes which are subject to change, pending the finalization of certain tax returns.

(in thousands)
Tangible assets	$11,754
Current and noncurrent liabilities	(12,757)
Deferred revenue	(680)
Deferred tax liability	(27,306)
Intangible assets	103,000
Goodwill	262,637

Total purchase price	$336,648

The following table sets forth the components of intangible assets acquired in connection with the Radian6 acquisition:

(in thousands)	Fair value	Useful Life
Developed technology	$84,200	3 years
Customer relationships	15,000	5 years
Trade name and trademark	3,800	3 years

Total intangible assets subject to amortization	$103,000

Developed technology represents the fair value of the Radian6 monitoring technology. Customer relationships represent the fair values of the underlying relationships and agreements with Radian6 customers. Trade name and trademark represents the fair value of brand and name recognition associated with the marketing of Radian6 service offerings. The goodwill balance is primarily attributed to the assembled workforce, expected synergies and expanded market opportunities when integrating Radian6’s social solution media technology with the Company’s current product offerings. The goodwill balance is deductible for tax purposes.

The Company assumed unvested options with a fair value of $23.9 million. Of the total consideration, $4.7 million was allocated to the purchase consideration and $19.2 million was allocated to future services and will be expensed over the remaining service periods on a straight-line basis.

Other Business Combinations

On February 1, 2011 the Company acquired the stock of Manymoon Corporation (“Manymoon”) for $13.6 million in cash. The Company accounted for this transaction as a business combination. In allocating the purchase price based on estimated fair values, the Company preliminarily recorded $4.7 million of acquired intangible assets with useful lives of one to three years, $10.5 million of goodwill, and $1.6 million of deferred tax liabilities. The goodwill balance is not deductible for tax purposes. This transaction is not material to the Company.

In May 2011, the Company acquired a company for $5.9 million in cash and has included the financial results of this company in its condensed consolidated financial statements from date of acquisition. This transaction is not material to the Company.

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

The total cash consideration for Jigsaw was approximately $148.5 million. In addition, the Company made additional payments (“contingent consideration”) of $14.4 million in cash, based on the achievement of certain billings targets related to Jigsaw’s services for the one-year period ended May 7, 2011. The estimated fair value using a discounted cash flow model of the contingent consideration at May 7, 2010 was $13.4 million and is included in the total purchase price. The Company recorded and paid the full amount of the contingent consideration during the fiscal quarter ended July 31, 2011 based on Jigsaw’s achievement of meeting its billing targets as it relates to the contingent consideration. The total purchase price and the fair value of the contingent consideration were allocated to the net tangible and intangible assets and liabilities based upon their fair values as of the acquisition date. In the final purchase price allocation based on fair values, the Company recorded approximately $133.9 million of goodwill, $28.1 million of identifiable intangible assets, $4.4 million of deferred tax liabilities and $4.3 million of net tangible assets.

Heroku, Inc.

On January 3, 2011 the Company acquired for cash the stock of Heroku, Inc. (“Heroku”), a platform-as-a-service cloud vendor, built to work in an open environment and take advantage of the Ruby language. Ruby has become one of the leading development languages used for applications that are social and collaborative and that deliver real-time access to information across mobile devices. The Company acquired Heroku to, among other things, access a large community of developers and independent software vendors (“ISVs”) who are building applications in the cloud. The Company has included the financial results of Heroku in the condensed consolidated financial statements from the date of acquisition.

The total cash consideration for Heroku was approximately $216.7 million. The total preliminary purchase price was allocated to the net tangible and intangible assets and liabilities based upon their fair values as of the acquisition date. In allocating the purchase price based on estimated fair values, the Company preliminarily recorded approximately $181.5 million of goodwill, $40.1 million of identifiable intangible assets, $10.1 million of deferred tax liabilities and $5.2 million of net tangible assets. The preliminary allocation of the purchase price was based upon a preliminary valuation. The Company’s estimates and assumptions are subject to change within the measurement period of one year from the acquisition date. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to both current and noncurrent deferred taxes which are subject to change, pending the finalization of certain tax returns. The Company expects to continue to obtain information to finalize these preliminary valuations during the measurement period.

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

The total cash consideration for DimDim was approximately $37.1 million. The total preliminary purchase price was allocated to the net tangible and intangible assets and liabilities based upon their fair values as of acquisition date. In allocating the purchase price based on estimated fair values, the Company preliminarily recorded approximately $23.4 million of goodwill, $14.4 million of identifiable intangible assets, $2.6 million of deferred tax liabilities and $1.9 million of net tangible assets. The preliminary allocation of the purchase price was based upon a preliminary valuation. The Company’s estimates and assumptions are subject to change within the measurement period of one year from the acquisition date. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to both current and noncurrent deferred taxes which are subject to change, pending the finalization of certain tax returns. The Company expects to continue to obtain information to finalize these preliminary valuations during the measurement period.

5. Commitments

Letters of Credit

As of July 31, 2011, the Company had a total of $10.6 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and mature at various dates through September 2021.

Leases

The Company leases office space and certain fixed assets under non-cancelable operating and capital leases with various expiration dates.

As of July 31, 2011, the future minimum lease payments under non-cancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Period:
Remaining six months of fiscal 2012	$13,739	$60,728
Fiscal 2013	23,522	114,509
Fiscal 2014	19,070	91,056
Fiscal 2015	326	52,395
Fiscal 2016	0	47,169
Thereafter	0	123,860

Total minimum lease payments	56,657	$489,717

Less: amount representing interest	(2,572)

Present value of capital lease obligations	$54,085

The Company’s agreements for the facilities and certain services provide the Company with the option to renew. The Company’s future contractual obligations would change if the Company exercised these options.

6. Legal Proceedings

The Company is involved in various legal matters arising from the normal course of business activities. These include claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment, wage and hour, and other matters.

On June 7, 2011, the Company entered into a preliminary settlement agreement with respect to a California state wage and hour lawsuit that had been filed against the Company early in 2011 in the Superior Court of California, County of San Francisco. The settlement agreement is subject to approval of the court, which is expected to rule by late 2011 or early 2012. The Company’s current estimate of the expense charge for the settlement is approximately $0.04 per diluted share. This charge is reflected in the Company’s financial results for the six months ending July 31, 2011.

The resolution of a legal matter could prevent the Company from offering its service to others, could be material to the Company’s financial condition or cash flows, or both, or could otherwise adversely affect the Company’s operating results.

The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. In management’s opinion, resolution of these matters is not expected to have a material adverse impact on the Company’s condensed consolidated results of operations, cash flows or financial position. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect the Company’s future results of operations or cash flows, or both, of a particular quarter.

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

Since the Foundation’s inception, the Company has provided at no charge certain resources to Foundation employees such as office space. The value of these items was in excess of $90,000 for the quarter ending July 31, 2011.

In addition to the resource sharing with the Foundation, the Company issued to the Foundation warrants in August 2002 to purchase shares of the Company’s common stock. All of the warrants were exercised in prior years. As of July 31, 2011, the Foundation held 108,000 shares of salesforce.com common stock. Additionally, the Company has donated subscriptions to the Company’s service to other qualified non-profit organizations. The Company also allows an affiliate of the Foundation to resell the Company’s service to large non-profit organizations. The Company does not charge the affiliate for the subscriptions. The fair value of these and the subscriptions were in excess of $2.5 million for the quarter ended July 31, 2011. The Company plans to continue these programs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our business strategy and our plan to build our business, including our strategy to be the leading provider of enterprise cloud computing applications and to lead the industry shift to the social enterprise, our service performance and security, the expenses associated with new data centers and expanding our data center capacity, our operating results, our anticipated growth, trends in our business, new application service features, our strategy of acquiring or making investments in complementary companies, services and technologies, and intellectual property rights, our ability to successfully integrate acquired businesses and technologies, the effect of general economic and market conditions including sudden declines in the fair value of our investments in cash equivalents and marketable securities, our ability to protect our intellectual property rights, our ability to develop our brands, the effect of evolving government regulations, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the potential availability of additional tax assets in the future and related matters, the impact of expensing stock options, the sufficiency of our capital resources, potential litigation involving us and our plan to build our new global headquarters in San Francisco, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We are a leading provider of enterprise cloud computing applications. We provide a comprehensive customer and collaboration relationship management, or CRM, service to businesses of all sizes and industries worldwide and we provide a technology platform for customers and developers to build and run business applications.

We were founded in February 1999 and began offering our enterprise CRM application service in February 2000. Since then, we have augmented our CRM service with new editions and enhanced features. We introduced our Force.com platform to customers and developers so they can build complementary applications to extend beyond CRM. In 2010, we introduced our AppExchange directory of enterprise cloud computing applications that are integrated with our CRM service and, in most cases, have been developed on our platform by third parties. We also introduced Chatter, a collaboration application for the enterprise to connect and share information securely and in real-time.

Our objective is to be the leading provider of enterprise cloud computing applications and to lead the industry shift to the social enterprise. Social enterprises leverage social, mobile and open cloud technologies to put customers at the heart of their business. Key elements of our strategy include:

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

To address these factors, we will need to, among other things, continue to add substantial numbers of paying subscriptions, upgrade our customers to fully featured versions such as our Unlimited Edition, provide high quality technical support to our customers and encourage the development of third-party applications on our Force.com platform. Our plans to invest for future growth include the continuation of the expansion of our data center capacity. We also plan to continue to hire additional personnel, particularly in direct sales, other customer-related areas and research and development. As part of our growth plans, we intend to continue to focus on retaining customers at the time of renewal. Additionally, we plan to: expand our domestic and international selling and marketing activities; continue to develop our brands; add additional distribution channels; increase our research and development activities to upgrade and extend our service offerings; develop new services and technologies and integrate acquired technologies; and add to our global infrastructure to support our growth. We also regularly evaluate acquisitions or investment opportunities in complementary businesses, joint ventures, services and technologies, and intellectual property rights in an effort to expand our service offerings. We expect to continue to make such investments and acquisitions in the future. As such, we plan to reinvest a significant portion of our incremental revenue in fiscal 2012 to grow our business and continue our leadership role in the cloud computing industry. As a result of these investments, we expect diluted earnings per share for fiscal 2012 to be significantly lower than diluted earnings per share for fiscal 2011.

Over the past two years, we acquired several businesses and technologies such as Jigsaw Data Corporation and Heroku, Inc. In February 2011, we acquired Manymoon Corporation (“Manymoon”) for a total purchase price consideration of $13.6 million. Manymoon offers a cloud-based project collaboration application. We acquired Manymoon for its developed technology in order to expand our CRM application offerings for small businesses and workgroups. In May 2011, we acquired Radian6 for a total purchase price consideration of approximately $336.6 million, net of cash acquired. Radian6 is a cloud application vendor that provides customers with social media monitoring, measurement and engagement solutions. We acquired Radian6 for the assembled workforce, expected synergies and expanded market opportunities when integrating Radian6’s social solution technology with our current product offerings.

In fiscal 2010, we issued at par value $575.0 million of 0.75% convertible senior notes due on January 15, 2015 (the “Notes”). For 20 trading days during the 30 consecutive trading days ended January 31, 2011, April 30, 2011 and July 31, 2011, our common stock traded at a price exceeding 130 percent of the conversion price of $85.36 per share applicable to the Notes. Accordingly, based on the terms of the Notes, since February 1, 2011, the Notes were convertible at the option of the holder and will remain convertible at the holders’ option for the quarter ending October 31, 2011. Upon conversion of any Notes, we will deliver cash up to the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock, cash, or a combination of both. Therefore, for the quarter ending October 31, 2011, the Notes will remain classified as a current liability on our condensed consolidated balance sheet.

We expect marketing and sales costs, which were 52 percent of our total revenues for the six months ended July 31, 2011 and 47 percent for the same period a year ago, to continue to represent a substantial portion of total revenues in the future as we seek to add and manage more paying subscribers, and build greater brand awareness.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2012, for example, refer to the fiscal year ended January 31, 2012.

Segments

We have made several acquisitions to expand our business and offerings. For example in fiscal 2012, we acquired Radian6 to provide cloud based social media monitoring, measurement and engagement solutions. This and other acquisitions made over the past two years have allowed us to expand our offerings, presence and reach in various segments of the enterprise cloud computing market. While we have offerings in multiple enterprise cloud computing market segments, our business operates in one reportable segment because our decision making group evaluates our financial information, resources and assesses the performance of these resources on a consolidated basis only. Since we operate in one operating segment, all required financial segment information can be found in the consolidated financial statements.

Sources of Revenues

We derive our revenues from: (1) subscriptions fees from customers accessing our enterprise cloud computing application service; (2) support revenues from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; (3) professional services, which include consulting services such as process mapping and project management, and implementation services including systems integration, technical architecture and development, and data conversion; and (4) other revenue, which consists primarily of training fees. Subscription and support revenues accounted for approximately 94 percent of our total revenues during the six months ended July 31, 2011. Subscription revenues are driven primarily by the number of paying subscribers, varying service types, the price of our service and service renewal rates. We define a “customer” as a separate and distinct buying entity (e.g., a company, a distinct business unit of a large corporation, a partnership, etc.) that has entered into a contract to access our enterprise cloud computing service. We define a “subscription” as a unique user account purchased by a customer for use by its employees or other customer-authorized users, and each such user is who we call a “subscriber.” The number of paying subscriptions at each of our customers ranges from one to tens of thousands. None of our customers accounted for more than five percent of our revenues during the three and six months ended July 31, 2011 and 2010, respectively.

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

Professional services and other revenues consist of fees associated with consulting and implementation services and training. Our consulting and implementation engagements are typically billed on a time and materials basis. We also offer a number of training classes on implementing, using and administering our service that are billed on a per person, per class basis. Our typical payment terms provide that our customers pay us within 30 days of invoice.

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

Accordingly, the sequential quarterly changes in accounts receivable and the related deferred revenue during the first three quarters of our fiscal year are not necessarily indicative of the billing activity that occurs in the fourth quarter as displayed below:

(in thousands)	April 30, 2011	July 31, 2011
Fiscal 2012
Accounts receivable, net	$270,816	$342,397
Deferred revenue, current and noncurrent	915,133	935,266

	April 30, 2010	July 31, 2010	October 31, 2010	January 31, 2011
Fiscal 2011
Accounts receivable, net	$183,612	$228,550	$258,764	$426,943
Deferred revenue, current and noncurrent	664,529	683,019	694,557	934,941

	April 30, 2009	July 31, 2009	October 31, 2009	January 31, 2010
Fiscal 2010
Accounts receivable, net	$145,869	$168,842	$191,297	$320,956
Deferred revenue, current and noncurrent	549,373	549,010	545,435	704,348

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of subscription and support revenues primarily consists of expenses related to hosting our service and providing support, the costs of data center capacity, depreciation or operating lease expense associated with computer equipment and software, allocated overhead and amortization expense associated with capitalized software related to our application service and acquired developed technology. We allocate overhead such as rent and occupancy charges based on headcount. Employee benefit costs and taxes are allocated based upon a percentage of total compensation expense. As such, general overhead expenses are reflected in each cost of revenue and operating expense category. Cost of professional services and other revenues consists primarily of employee-related costs associated with these services, including stock-based expenses, the cost of subcontractors and allocated overhead. The cost of providing professional services is significantly higher as a percentage of the related revenue than for our enterprise cloud computing subscription service due to the direct labor costs and costs of subcontractors.

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

Multiple-Deliverable Arrangements

We enter into arrangements with multiple-deliverables that generally include subscription, premium support, and professional services.

Prior to February 1, 2011, the deliverables in multiple-deliverable arrangements were accounted for separately if the delivered items had standalone value and there was objective and reliable evidence of fair value for the undelivered items. If the deliverables in a multiple-deliverable arrangement could not be accounted for separately, the total arrangement fee was recognized ratably as a single unit of accounting over the contracted term of the subscription agreement. A significant portion of our multiple-deliverable arrangements were accounted for as a single unit of accounting because we did not have objective and reliable evidence of fair value for certain of our deliverables. Additionally, in these situations, we deferred the direct costs of a professional services arrangement and amortized those costs over the same period as the professional services revenue is recognized.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”) which amended the previous multiple-deliverable arrangements accounting guidance. Pursuant to the updated guidance, objective and reliable evidence of fair value of the deliverables to be delivered is no longer required in order to account for deliverables in a multiple-deliverable arrangement separately. Instead, arrangement consideration is allocated to deliverables based on their relative selling price.

In the first quarter of fiscal 2012, we adopted this updated accounting guidance on a prospective basis. We have applied the new accounting guidance to those multiple-deliverable arrangements entered into or materially modified on or after February 1, 2011 which is the beginning of our fiscal year.

The adoption of this updated accounting guidance did not have a material impact on our financial condition, results of operations or cash flows. As of July 31, 2011, the deferred professional services revenue and deferred costs under the previous accounting guidance are $49.6 million and $23.2 million, respectively, which will continue to be recognized over the related remaining subscription period.

Under the updated accounting guidance, in order to treat deliverables in a multiple-deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. If the deliverables have standalone value upon delivery, we account for each deliverable separately. Subscription services have standalone value as such services are often sold separately. In determining whether professional services have standalone value, we consider the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the professional services work. To date, we have concluded that all of the professional services included in multiple-deliverable arrangements executed have standalone value.

Under the updated accounting guidance, when multiple-deliverables included in an arrangement are separated into different units of accounting, the arrangement consideration is allocated to the identified separate units based on a relative selling price hierarchy. We determine the relative selling price for a deliverable based on its vendor-specific objective evidence of selling price (“VSOE”), if available, or our best estimate of selling price (“BESP”), if VSOE is not available. We have determined that third-party evidence (“TPE”) is not a practical alternative due to differences in our service offerings compared to other parties and the availability of relevant third-party pricing information. The amount of revenue allocated to delivered items is limited by contingent revenue, if any.

For certain professional services, we have established VSOE as a consistent number of standalone sales of this deliverable have been priced within a reasonably narrow range. We have not established VSOE for our subscription services due to lack of pricing consistency, the introduction of new services and other factors. Accordingly, we use our BESP to determine the relative selling price.

We determine BESP by considering our overall pricing objectives and market conditions. Significant pricing practices taken into consideration include our discounting practices, the size and volume of our transactions, the geographic area where our services are sold, our price lists, our go-to-market strategy and historical contractually stated prices. The determination of BESP is made through consultation with and approval by management, taking into consideration the go-to-market strategy. As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes in relative selling prices, including both VSOE and BESP.

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

During the six months ended July 31, 2011, we deferred $46.6 million of commission expenditures and we amortized $49.6 million to sales expense. During the same period a year ago, we deferred $39.6 million of commission expenditures and we amortized $37.6 million to sales expense. Deferred commissions on our condensed consolidated balance sheets totaled $113.7 million at July 31, 2011 and $116.6 million at January 31, 2011.

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

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly and record any adjustments to the preliminary estimates to goodwill provided that we are within the measurement period and we continue to collect information in order to determine their estimated fair values as of the date of acquisition. Subsequent to the measurement period or our final determination of the estimated value of the tax allowance or contingency, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in the condensed consolidated statements of operations.

Stock-Based Awards. We recognize the fair value of our stock awards on a straight-line basis over the requisite service period of the award which is the vesting term of generally four years.

We recognized stock-based expense of $102.2 million during the six months ended July 31, 2011. The requirement to expense stock-based awards will continue to materially reduce our reported results of operations. As of July 31, 2011, we had an aggregate of $582.6 million of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. We currently expect this stock compensation balance to be amortized as follows: $114.0 million during the remaining six months of fiscal 2012; $193.3 million during fiscal 2013; $163.2 million during fiscal 2014; $106.0 million during fiscal 2015 and $6.1 million during fiscal 2016. These amounts reflect only outstanding stock awards as of July 31, 2011 and assume no forfeiture activity. We expect to continue to issue stock-based awards to our employees in future periods, which will increase the stock compensation amortization in such future periods.

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

As of July 31, 2011, there were 3.2 million restricted stock awards and units outstanding. We plan to continue awarding restricted stock to our employees in the future. The restricted stock, which upon vesting entitles the holder to one share of common stock for each restricted stock, has an exercise price of $0.001 per share, which is equal to the par value of our common stock, and vests over four years. The fair value of the restricted stock is based on our closing stock price on the date of grant, and compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period.

Income Taxes. We account for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax basis of our assets and liabilities and for net operating loss and tax credit carryforwards. The tax expense or benefit for unusual items, or certain adjustments to the valuation allowance are treated as discrete items in the interim period in which the events occur.

Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses as a result of acquisitions, the calculation of deferred tax assets and liabilities, and changes in tax laws and accounting principles.

Strategic Investments. We report our investments in marketable equity securities at fair market value using the quoted prices in their respective active markets. We report our investments in non-marketable equity and debt securities, which consist of minority equity and debt investments in privately-held companies, at cost or fair value when an event or circumstance indicates an other-than-temporary decline in value has occurred. Management evaluates financial results, earnings trends, technology milestones and subsequent financing of these companies, as well as the general market conditions to identify indicators of other-than temporary impairment.

Results of Operations

The following tables set forth selected data for each of the periods indicated (in thousands, unaudited).

	Three months ended July 31,		Six months ended July 31,
	2011	2010	2011	2010
Revenues:
Subscription and support	$509,279	$368,951	$982,783	$719,663
Professional services and other	36,723	25,421	67,583	51,522

Total revenues	546,002	394,372	1,050,366	771,185
Cost of revenues:
Subscription and support	89,144	48,981	164,387	93,038
Professional services and other	31,766	28,809	59,589	56,333

Total cost of revenues	120,910	77,790	223,976	149,371

Gross profit	425,092	316,582	826,390	621,814
Operating expenses:
Research and development	73,393	42,930	138,685	83,052
Marketing and sales	283,001	182,401	537,472	358,268
General and administrative	84,446	61,569	168,784	117,762

Total operating expenses	440,840	286,900	844,941	559,082
Income (loss) from operations	(15,748)	29,682	(18,551)	62,732
Investment income	5,112	8,735	13,167	16,610
Interest expense	(3,846)	(7,185)	(7,517)	(14,245)
Other expense	(3,231)	(1,765)	(4,031)	(3,738)

Income (loss) before benefit (provision) for income taxes and noncontrolling interest	(17,713)	29,467	(16,932)	61,359
Benefit (provision) for income taxes	13,445	(12,884)	13,194	(24,900)

Consolidated net income (loss)	(4,268)	16,583	(3,738)	36,459
Less: Net income attributable to noncontrolling interest	0	(1,839)	0	(3,970)

Net income (loss) attributable to salesforce.com	$(4,268)	$14,744	$(3,738)	$32,489

	As of
	July 31, 2011	January 31, 2011	July 31, 2010
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$1,286,658	$1,407,557	$1,858,928
Deferred revenue, current and noncurrent	935,266	934,941	683,019

	Three months ended July 31,		Six months ended July 31,
	2011	2010	2011	2010
Revenues by geography:
Americas	$366,916	$274,669	$706,934	$533,953
Europe	102,056	65,545	196,451	132,387
Asia Pacific	77,030	54,158	146,981	104,845

	$546,002	$394,372	$1,050,366	$771,185

Cost of revenues and operating expenses include the following amounts related to stock-based awards (in thousands).

	Three months ended July 31,		Six months ended July 31,
	2011	2010	2011	2010
Cost of revenues	$4,379	$3,186	$8,030	$6,260
Research and development	11,188	4,041	19,027	8,143
Marketing and sales	27,114	12,317	50,901	24,527
General and administrative	11,913	7,071	24,194	14,153

Cost of revenues and marketing and sales expenses include the following amounts related to amortization of purchased intangibles (in thousands).

	Three months ended July 31,		Six months ended July 31,
	2011	2010	2011	2010
Amortization of purchased intangibles:
Cost of revenues	$16,373	$3,891	$25,468	$5,570
Marketing and sales	2,306	1,225	3,546	2,050

The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Three months ended July 31,		Six months ended July 31,
	2011	2010	2011	2010
Revenues:
Subscription and support	93%	94%	94%	93%
Professional services and other	7	6	6	7

Total revenues	100	100	100	100

Cost of revenues:
Subscription and support	16	13	15	12
Professional services and other	6	7	6	7

Total cost of revenues	22	20	21	19

Gross profit	78	80	79	81
Operating expenses:
Research and development	13	11	13	11
Marketing and sales	52	46	52	47
General and administrative	16	16	16	15

Total operating expenses	81	73	81	73
Income (loss) from operations	(3)	7	(2)	8
Investment income	1	2	1	2
Interest expense	(1)	(2)	0	(2)
Other expense	0	0	0	0

Income (loss) before benefit (provision) for income taxes and noncontrolling interest	(3)	7	(1)	8
Benefit (provision) for income taxes	2	(3)	1	(3)

Consolidated net income (loss)	(1)	4	0	5
Less: Net income (loss) attributable to noncontrolling interest	0	0	0	(1)

Net income (loss) attributable to salesforce.com	(1)%	4%	0%	4%

	Three months ended July 31,		Six months ended July 31,
	2011	2010	2011	2010
Revenues by geography:
Americas	67%	70%	67%	69%
Europe	19	17	19	17
Asia Pacific	14	13	14	14

	100%	100%	100%	100%

	Three months ended July 31,		Six months ended July 31,
	2011	2010	2011	2010
Stock based awards:
Cost of revenues	1%	1%	1%	1%
Research and development	2	1	2	1
Marketing and sales	5	3	5	3
General and administrative	2	2	2	2

Three Months Ended July 31, 2011 and 2010

Revenues.

	Three Months Ended July 31,		Variance
(In thousands)	2011	2010	Dollars	Percent
Subscription and support	$509,279	$368,951	$140,328	38%
Professional services and other	36,723	25,421	11,302	44%

Total revenues	$546,002	$394,372	$151,630	38%

Total revenues were $546.0 million for the three months ended July 31, 2011, compared to $394.4 million during the same period a year ago, an increase of $151.6 million, or 38 percent. Subscription and support revenues were $509.3 million, or 93 percent of total revenues, for the three months ended July 31, 2011, compared to $369.0 million, or 94 percent of total revenues, during the same period a year ago. The increase in subscription and support revenues was due primarily to new customers, upgrades and additional subscriptions from existing customers and improved renewal rates as compared to a year ago. The price per user per month for our three primary offerings, Professional Edition, Enterprise Edition and Unlimited Edition, in the quarter ended July 31, 2011 has remained substantially consistent relative to prior periods. Professional services and other revenues were $36.7 million, or seven percent of total revenues, for the three months ended July 31, 2011, compared to $25.4 million, or six percent of total revenues, for the same period a year ago. The increase in professional services and other revenues was due primarily to the improved utilization of existing headcount and a small benefit from the prospective adoption of the new revenue accounting guidance for multiple-deliverable arrangements.

Revenues in Europe and Asia Pacific accounted for $179.1 million, or 33 percent of total revenues, for the three months ended July 31, 2011, compared to $119.7 million, or 30 percent of total revenues, during the same period a year ago, an increase of $59.4 million, or 50 percent. The increase in revenues outside of the Americas was the result of the increasing acceptance of our service, our focus on marketing our service internationally and improved renewal rates. Additionally, the value of the U.S. dollar relative to foreign currencies contributed to an increase in U.S. dollar revenues outside of the Americas for the three months ended July 31, 2011 as compared to the same period a year ago. The foreign currency impact had the effect of increasing our aggregate revenues by $18.2 million compared to the same period a year ago. As part of our overall growth, we expect the percentage of our revenue generated outside of the Americas to continue to increase as a percentage of our total revenues worldwide.

Cost of Revenues.

	Three Months Ended July 31,		Variance
(In thousands)	2011	2010	Dollars
Subscription and support	$89,144	$48,981	$40,163
Professional services and other	31,766	28,809	2,957

Total cost of revenues	$120,910	$77,790	$43,120

Percent of total revenues	22%	20%

Cost of revenues was $120.9 million, or 22 percent of total revenues, for the three months ended July 31, 2011, compared to $77.8 million, or 20 percent of total revenues, during the same period a year ago, an increase of $43.1 million. The increase in absolute dollars was primarily due to an increase of $3.6 million in employee-related costs, an increase of $9.7 million in service delivery costs, primarily due to our efforts in increasing data center capacity, an increase of $18.9 million in depreciation and amortization expenses, $12.5 million of which related to the amortization of acquired developed technology, an increase of $7.8 million in outside subcontractor and other service costs, an increase of $1.6 million in allocated overhead and an increase of $1.2 million in stock-based expenses. Gross profit margins for professional services and other improved over the same period a year ago primarily due to the improved utilization of existing headcount, a reduction in non-billable headcount since July 31, 2010 and a small benefit from the prospective adoption of the new revenue accounting guidance for multiple-deliverable arrangements.

We intend to continue to invest additional resources in our enterprise cloud computing application service and data center capacity. The timing of these additional expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues in future periods.

Research and Development.

	Three Months Ended July 31,		Variance
(In thousands)	2011	2010	Dollars
Research and development	$73,393	$42,930	$30,463
Percent of total revenues	13%	11%

Research and development expenses were $73.4 million, or 13 percent of total revenues, for the three months ended July 31, 2011, compared to $42.9 million, or 11 percent of total revenues, during the same period a year ago, an increase of $30.5 million. The increase in absolute dollars was due to an increase of $18.6 million in employee-related costs, an increase of $7.1 million in stock-based expenses, an increase of $2.5 million in allocated overhead and an increase of $1.0 million in test data lab costs. We increased our research and development headcount by 56 percent since July 31, 2010 in order to improve and extend our service offerings and develop new technologies. Some of the increase in headcount was due to acquired businesses.

Marketing and Sales.

	Three Months Ended July 31,		Variance
(In thousands)	2011	2010	Dollars
Marketing and sales	$283,001	$182,401	$100,600
Percent of total revenues	52%	46%

Marketing and sales expenses were $283.0 million, or 52 percent of total revenues, for the three months ended July 31, 2011, compared to $182.4 million, or 46 percent of total revenues, during the same period a year ago, an increase of $100.6 million. The increase in absolute dollars was primarily due to increases of $62.6 million in employee-related costs, $14.8 million in stock-based expenses, $7.2 million in advertising, marketing and event costs, $5.4 million in allocated overhead and the preliminary settlement of the California wage and hour case discussed in Note 6. Our marketing and sales headcount increased by 44 percent since July 31, 2010 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. Some of the increase in headcount was due to acquired businesses.

General and Administrative.

	Three Months Ended July 31,		Variance
(In thousands)	2011	2010	Dollars
General and administrative	$84,446	$61,569	$22,877
Percent of total revenues	16%	16%

General and administrative expenses were $84.4 million, or 16 percent of total revenues, for the three months ended July 31, 2011, compared to $61.6 million, or 16 percent of total revenues, during the same period a year ago, an increase of $22.9 million. The increase was primarily due to an increase of $19.6 million in employee-related costs and an increase in stock-based expenses. Our general and administrative headcount increased by 40 percent since July 31, 2010 as we added personnel to support our growth.

Income (loss) from operations.

	Three Months Ended July 31,		Variance
(In thousands)	2011	2010	Dollars
Income (loss) from operations	$(15,748)	$29,682	$(45,430)
Percent of total revenues	(3)%	7%

Loss from operations for the three months ended July 31, 2011 was $15.7 million and included $54.6 million of stock-based expenses and $18.7 million of amortization of purchased intangibles. During the same period a year ago, operating income was $29.7 million and included $26.6 million of stock-based expenses and $5.1 million of amortization of purchased intangibles.

Investment income.

	Three Months Ended July 31,		Variance
(In thousands)	2011	2010	Dollars
Investment income	$5,112	$8,735	$(3,623)
Percent of total revenues	1%	2%

Investment income consists of income on cash and marketable securities balances. Investment income was $5.1 million for the three months ended July 31, 2011 and was $8.7 million during the same period a year ago. The decrease was primarily due to increased realized losses from sales of marketable securities, the decrease in marketable securities balances and lower interest rates.

Interest expense.

	Three Months Ended July 31,		Variance
(In thousands)	2011	2010	Dollars
Interest expense	$(3,846)	$(7,185)	$3,339
Percent of total revenues	(1)%	(2)%

Interest expense consists primarily of interest on our Notes and capital leases. Interest expense was $3.8 million, net of interest costs capitalized, for the three months ended July 31, 2011 and was $7.2 million during the same period a year ago. During the three months ended July 31, 2011, we capitalized $4.0 million of interest costs related to major construction projects, specifically our campus project, which began during the fourth quarter of fiscal 2011, and our capitalized internal-use software development costs. Capitalized interest during the same period a year ago was immaterial. We will continue to capitalize interest on these projects until these assets are ready for service.

Other expense.

	Three Months Ended July 31,		Variance
(In thousands)	2011	2010	Dollars
Other expense	$(3,231)	$(1,765)	$(1,466)

Other expense primarily consists of foreign currency transaction gains and losses. Other expense increased due to realized and unrealized losses on foreign currency transactions for the three months ended July 31, 2011 compared to the same period a year ago.

Benefit (provision) for Income Taxes.

	Three Months Ended July 31,		Variance
(In thousands)	2011	2010	Dollars
Benefit (provision) for income taxes	$13,445	$(12,884)	$26,329
Effective tax rate	76%	44%

The benefit for income taxes was $13.4 million for the three months ended July 31, 2011, compared to an income tax provision of $12.9 million during the same period a year ago.

Our effective tax rate for the three months ended July 31, 2011 was 76 percent, which was higher than the federal statutory rate of 35 percent. The higher tax rate was attributable to a detrimental foreign tax differential and non-deductible acquisition expenses, offset by state income taxes, Federal and California tax credits and the tax benefit from the May 2011 acquisition of Radian6. The combined effect of these tax items is large and when compared to a small net loss before taxes resulted in the higher effective tax rate. Our effective tax rate of 44 percent for the three months ended July 31, 2010 was higher than the federal statutory rate of 35 percent primarily due to state income taxes, a detrimental foreign tax rate differential, non-deductible acquisition expenses and the unfavorable impact of a change in California tax law, which was partially offset by California tax credits.

Six Months Ended July 31, 2011 and 2010

Revenues.

	Six Months Ended July 31,		Variance
(In thousands)	2011	2010	Dollars	Percent
Subscription and support	$982,783	$719,663	$263,120	37%
Professional services and other	67,583	51,522	16,061	31%

Total revenues	$1,050,366	$771,185	$279,181	36%

Total revenues were $1.05 billion for the six months ended July 31, 2011, compared to $771.2 million during the same period a year ago, an increase of $279.2 million, or 36 percent. Subscription and support revenues were $982.8 million, or 94 percent of total revenues, for the six months ended July 31, 2011, compared to $719.7 million, or 93 percent of total revenues, during the same period a year ago. The increase in subscription and support revenues was due primarily to new customers, upgrades and additional subscriptions from existing customers and improved renewal rates as compared to a year ago. The price per user per month for our three primary offerings, Professional Edition, Enterprise Edition and Unlimited Edition, in the six months ended July 31, 2011 has remained substantially consistent relative to prior periods. Professional services and other revenues were $67.6 million, or six percent of total revenues, for the six months ended July 31, 2011, compared to $51.5 million, or seven percent of total revenues, for the same period a year ago. The increase in professional services and other revenues was due primarily to the improved utilization of existing headcount, and a small benefit from the prospective adoption of the new revenue accounting guidance for multiple-deliverable arrangements.

Revenues in Europe and Asia Pacific accounted for $343.4 million, or 33 percent of total revenues, for the six months ended July 31, 2011, compared to $237.2 million, or 31 percent of total revenues, during the same period a year ago, an increase of $106.2 million, or 45 percent. The increase in revenues outside of the Americas was the result of the increasing acceptance of our service, our focus on marketing our service internationally and improved renewal rates. Additionally, the value of the U.S. dollar relative to foreign currencies contributed to an increase in U.S. dollar revenues outside of the Americas for the six months ended July 31, 2011 as compared to the same period a year ago. The foreign currency impact had the effect of increasing our aggregate revenues by $25.8 million compared to the same period a year ago. As part of our overall growth, we expect the percentage of our revenue generated outside of the Americas to continue to increase as a percentage of our total revenues worldwide.

Cost of Revenues.

	Six Months Ended July 31,		Variance
(In thousands)	2011	2010	Dollars
Subscription and support	$164,387	$93,038	$71,349
Professional services and other	59,589	56,333	3,256

Total cost of revenues	$223,976	$149,371	$74,605

Percent of total revenues	21%	19%

Cost of revenues was $224.0 million, or 21 percent of total revenues, for the six months ended July 31, 2011, compared to $149.4 million, or 19 percent of total revenues, during the same period a year ago, an increase of $74.6 million. The increase in absolute dollars was primarily due to an increase of $5.1 million in employee-related costs, an increase of $18.6 million in service delivery costs, primarily due to our efforts in increasing data center capacity, an increase of $31.6 million in depreciation and amortization expenses, $19.9 million of which related to the amortization of acquired developed technology, an increase of $13.8 million in outside subcontractor and other service costs, an increase of $3.2 million in allocated overhead and an increase of $1.8 million in stock-based expenses. Gross profit margins for professional services and other improved over the same period a year ago primarily due to the improved utilization of existing headcount, a reduction in non-billable headcount since July 31, 2010 and a small benefit from the prospective adoption of the new revenue accounting guidance for multiple-deliverable arrangements.

We intend to continue to invest additional resources in our enterprise cloud computing application service and data center capacity. The timing of these additional expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues in future periods.

Research and Development.

	Six Months Ended July 31,		Variance
(In thousands)	2011	2010	Dollars
Research and development	$138,685	$83,052	$55,633
Percent of total revenues	13%	11%

Research and development expenses were $138.7 million, or 13 percent of total revenues, for the six months ended July 31, 2011, compared to $83.1 million, or 11 percent of total revenues, during the same period a year ago, an increase of $55.6 million. The increase in absolute dollars was due to an increase of $35.8 million in employee-related costs, an increase of $10.9 million in stock-based expenses, an increase of $5.6 million in allocated overhead and an increase of $1.6 million in test data lab costs. We increased our research and development headcount by 56 percent since July 31, 2010 in order to improve and extend our service offerings and develop new technologies. Some of the increase in headcount was due to acquired businesses.

Marketing and Sales.

	Six Months Ended July 31,		Variance
(In thousands)	2011	2010	Dollars
Marketing and sales	$537,472	$358,268	$179,204
Percent of total revenues	52%	47%

Marketing and sales expenses were $537.5 million, or 52 percent of total revenues, for the six months ended July 31, 2011, compared to $358.3 million, or 47 percent of total revenues, during the same period a year ago, an increase of $179.2 million. The increase in absolute dollars was primarily due to increases of $116.2 million in employee-related costs, $26.4 million in stock-based expenses, $12.8 million in advertising, marketing and event costs, $13.1 million in allocated overhead and the preliminary settlement of the California wage and hour case discussed in Note 6. Our marketing and sales headcount increased by 44 percent since July 31, 2010 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. Some of the increase in headcount was due to acquired businesses.

General and Administrative.

	Six Months Ended July 31,		Variance
(In thousands)	2011	2010	Dollars
General and administrative	$168,784	$117,762	$51,022
Percent of total revenues	16%	15%

General and administrative expenses were $168.8 million, or 16 percent of total revenues, for the six months ended July 31, 2011, compared to $117.8 million, or 15 percent of total revenues, during the same period a year ago, an increase of $51.0 million. The increase was primarily due to an increase of $36.8 million in employee-related costs, an increase of $10.0 million in stock-based expenses, and increases in depreciation and amortization, infrastructure costs and professional and outside service costs. Our general and administrative headcount increased by 40 percent since July 31, 2010 as we added personnel to support our growth.

Income (loss) from operations.

	Six Months Ended July 31,		Variance
(In thousands)	2011	2010	Dollars
Income (loss) from operations	$(18,551)	$62,732	$(81,283)
Percent of total revenues	(2)%	8%

Loss from operations for the six months ended July 31, 2011 was $18.6 million and included $102.2 million of stock-based expenses and $29.0 million of amortization of purchased intangibles. During the same period a year ago, operating income was $62.7 million and included $53.1 million of stock-based expenses and $7.6 million of amortization of purchased intangibles.

Investment income.

	Six Months Ended July 31,		Variance
(In thousands)	2011	2010	Dollars
Investment income	$13,167	$16,610	$(3,443)
Percent of total revenues	1%	2%

Investment income consists of income on cash and marketable securities balances. Investment income was $13.2 million for the six months ended July 31, 2011 and was $16.6 million during the same period a year ago. The decrease was primarily due to increased realized losses from sales of marketable securities, the decrease in marketable securities balances and lower interest rates.

Interest expense.

	Six Months Ended July 31,		Variance
(In thousands)	2011	2010	Dollars
Interest expense	$(7,517)	$(14,245)	$6,728
Percent of total revenues	0%	(2)%

Interest expense consists primarily of interest on our Notes and capital leases. Interest expense was $7.5 million, net of interest costs capitalized, for the six months ended July 31, 2011 and was $14.2 million during the same period a year ago. During the six months ended July 31, 2011, we capitalized $7.9 million of interest costs related to major construction projects, specifically our campus project, which began during the fourth quarter of fiscal 2011, and our capitalized internal-use software development costs. Capitalized interest during the same period a year ago was immaterial. We will continue to capitalize interest on these projects until these assets are ready for service.

Other expense.

	Six Months Ended July 31,		Variance
(In thousands)	2011	2010	Dollars
Other expense	$(4,031)	$(3,738)	$(293)

Other expense primarily consists of foreign currency transaction gains and losses. Other expense increased due to realized and unrealized losses on foreign currency transactions for the six months ended July 31, 2011 compared to the same period a year ago.

Benefit (provision) for Income Taxes.

	Six Months Ended July 31,		Variance
(In thousands)	2011	2010	Dollars
Benefit (provision) for income taxes	$13,194	$(24,900)	$38,094
Effective tax rate	78%	41%

The benefit for income taxes was $13.2 million for the six months ended July 31, 2011, compared to an income tax provision of $24.9 million during the same period a year ago.

Our effective tax rate for the six months ended July 31, 2011 was 78 percent, which was higher than the federal statutory tax rate of 35 percent. The higher tax rate was attributable to a detrimental foreign tax differential and non-deductible acquisition expenses, offset by state income taxes, Federal and California tax credits and the tax benefit from the May 2011 acquisition of Radian6. The combined effect of these tax items is large and when compared to a small net loss before taxes resulted in the higher effective tax rate. Our effective tax rate of 41 percent for the six months ended July 31, 2010 was higher than the federal statutory rate of 35 percent primarily due to state income taxes, a detrimental foreign tax rate differential, non-deductible acquisition expenses and the unfavorable impact of a change in California tax law, which was partially offset by California tax credits.

New Accounting Pronouncement

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805)—Business Combinations (“ASU 2010-29”), to improve consistency in how the pro forma disclosures are calculated. Additionally, ASU 2010-29 enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. ASU 2010-29 is effective for us in fiscal 2013 and should be applied prospectively to business combinations for which the acquisition date is after the effective date. Early adoption is permitted. We do not believe the impact of the pending adoption of ASU 2010-29 will have a significant effect on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for us in fiscal 2013 and should be applied retrospectively. We are currently evaluating the impact of our pending adoption of ASU 2011-05 on our consolidated financial statements.

Liquidity and Capital Resources

At July 31, 2011, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1.3 billion and accounts receivable of $342.4 million.

Net cash provided by operating activities was $222.5 million during the six months ended July 31, 2011 and $219.3 million during the same period a year ago. Cash provided by operating activities has historically been affected by: the amount of net income (loss); sales of subscriptions, support and professional services; changes in working capital accounts, particularly increases and seasonality in accounts receivable and deferred revenue as described above, the timing of commission and bonus payments, and the timing of collections from large enterprise customers; and add-backs of non-cash expense items such as depreciation and amortization, amortization of debt discount and the expense associated with stock-based awards.

Net cash used in investing activities was $242.6 million during the six months ended July 31, 2011 and $923.5 million during the same period a year ago. The net cash used in investing activities during the six months ended July 31, 2011 primarily related to the purchase of Radian6 in May 2011, the purchase of Manymoon in February 2011, investment of cash balances, capital expenditures and strategic investments offset by proceeds from sales and maturities of marketable securities.

Net cash provided by financing activities was $48.4 million during the six months ended July 31, 2011 and $98.5 million during the same period a year ago. Net cash provided by financing activities during the six months ended July 31, 2011 consisted primarily of $74.6 million of proceeds from the exercise of employee stock options and $4.1 million of excess tax benefits from employee stock plans, offset by $14.1 million of principal payments on capital leases and $16.2 million of contingent consideration payments.

In January 2010, we issued the Notes and concurrently entered into convertible notes hedges (the “Note Hedges”) and separate warrant transactions (the “Warrants”). The Notes will mature on January 15, 2015, unless converted earlier.

For 20 trading days during the 30 consecutive trading days ended April 30, 2011 and July 31, 2011, our common stock traded at a price exceeding 130 percent of the conversion price of $85.36 per share applicable to the Notes. Accordingly, based on the terms of the Notes, the Notes were convertible at the option of the holder as of July 31, 2011 and are convertible at the holders’ option for the quarter ending October 31, 2011. Upon conversion of any Notes, we will deliver cash up to the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock, cash or a combination of both. Therefore, for the quarter ending October 31, 2011, the Notes will remain classified as a current liability on our condensed consolidated balance sheet.

Our cash, cash equivalents and marketable securities are comprised primarily of corporate notes and obligations, U.S. agency obligations, U.S. treasury securities, mortgage backed securities, collateralized mortgage obligations, time deposits, money market mutual funds, government obligations and municipal securities.

As of July 31, 2011, we have a total of $10.6 million in letters of credit outstanding in favor of certain landlords for office space. To date, no amounts have been drawn against the letters of credit, which renew annually and mature at various dates through September 2021.

We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. Additionally, we currently do not have a bank line of credit. We may in the future raise additional funds for general corporate purposes.

Our principal commitments consist of obligations under leases for office space and co-location facilities for data center capacity and our development and test data center, and computer equipment and certain fixed assets. At July 31, 2011, the future non-cancelable minimum payments under these commitments were as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Period:
Remaining six months of fiscal 2012	$13,739	$60,728
Fiscal 2013	23,522	114,509
Fiscal 2014	19,070	91,056
Fiscal 2015	326	52,395
Fiscal 2016	0	47,169
Thereafter	0	123,860

Total minimum lease payments	56,657	$489,717

Less: amount representing interest	(2,572)

Present value of capital lease obligations	$54,085

Our lease agreements provide us with the option to renew. Our future operating lease obligations would change if we exercised these options and if we entered into additional operating lease agreements as we expand our operations.

We also have a contractual obligation to begin construction on the undeveloped land we purchased in fiscal 2011 by September 2014. If we do not commence construction by this date we will be subject to certain monetary penalties due to a third-party.

We believe our existing cash, cash equivalents and short-term marketable securities and cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs over the next 12 months.

During the remaining six months of fiscal 2012, we may enter into arrangements to acquire or invest in complementary businesses, joint ventures, services and technologies, and intellectual property rights. While we believe we have sufficient financial resources to do so, we may be required to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

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

Interest rate sensitivity

We had cash, cash equivalents and marketable securities totaling $1.3 billion at July 31, 2011. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least single A or better. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

An immediate increase or decrease in interest rates of 100-basis points at July 31, 2011 could result in a $22.6 million market value increase or reduction of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

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

For 20 trading days during the 30 consecutive trading days ended July 31, 2011, our common stock traded at a price exceeding 130 percent of the conversion price of $85.36 per share applicable to the Notes. Accordingly, based on the terms of the Notes, the Notes were convertible at the option of the holder as of July 31, 2011 and are convertible at the holders’ option for the quarter ending October 31, 2011. Upon conversion of any Notes, we will deliver cash up to the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock, cash or a combination of both. Therefore, for the quarter ending October 31, 2011, the Notes will remain classified as a current liability on our condensed consolidated balance sheet.

The Notes have a fixed annual interest rate of 0.75% and therefore, we do not have economic interest rate exposure on the Notes. However, the value of the Notes is exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our Notes is affected by our stock price. The carrying value of our Notes was $484.1 million as of July 31, 2011. This represents the liability component of the $574.9 million principal balance as of July 31, 2011. The total estimated fair value of our Notes at July 31, 2011 was $1.0 billion and the fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the second quarter of fiscal 2012, which was $176.84.

We have an investment portfolio that includes strategic investments in public and privately-held companies, many of which are in the development stage. When our ownership interests are less than 20 percent and we do not have the ability to exert significant influence, we account for investments in non-marketable equity and debt securities using the cost method of accounting. Otherwise, we account for the investments using the equity method of accounting. At July 31, 2011, the fair value of these investments was $40.3 million.

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

Based on management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

We are involved in various legal matters arising from the normal course of business activities. These include claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment, wage and hour, and other matters.

We have been, and may in the future be, put on notice and/or sued by third parties for alleged infringement of their proprietary rights, including patent infringement lawsuits. We evaluate these claims and lawsuits with respect to their potential merits, our potential defenses and counter claims, and the expected effect on us. Our technologies may be subject to injunction if they are found to infringe the rights of a third party. In addition, many of our subscription agreements require us to indemnify our customers for third-party intellectual property infringement claims, which could increase the cost to us of an adverse ruling on such a claim.

The outcome of any litigation, regardless of its merits, is inherently uncertain. Any intellectual property claims and other lawsuits, and the disposition of such claims and lawsuits, could be time-consuming and expensive to resolve, divert management attention from executing our business plan, lead to attempts on the part of other parties to seek similar claims and, in the case of intellectual property claims, require us to change our technology, change our business practices and/or pay monetary damages or enter into short- or long-term royalty or licensing agreements.

The resolution of a legal matter could prevent us from offering our service to others, could be material to our financial condition or cash flows, or both, or could otherwise adversely affect our operating results.

We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. In management’s opinion, resolution of these matters is not expected to have a material adverse impact on our condensed consolidated results of operations, cash flows or financial position. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect our future results of operations or cash flows, or both, of a particular quarter.

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

Because our service is complex and we have incorporated a variety of new computer hardware and software which is developed in-house and acquired from third-party vendors, our service may have errors or defects that users identify after they begin using it that could result in unanticipated downtime for our subscribers and harm our reputation and our business. Internet-based services frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in our service and new errors in our existing service may be detected in the future. In addition, our customers may use our service in unanticipated ways that may cause a disruption in service for other customers attempting to access their data. Since our customers use our service for important aspects of their business, any errors, defects, disruptions in service or other performance problems with our service could hurt our reputation and may damage our customers’ businesses. If that occurs, customers could elect not to renew, or delay or withhold payment to us, we could lose future sales or customers may make warranty or other claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation.

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

Our service involves the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. These security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise, during transfer of data to additional data centers or at any time, and result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information, or our information technology systems. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data, including our intellectual property and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our customers may authorize third-party technology providers, whose applications are available through our AppExchange directory, to access their customer data. Because we do not control the transmissions between our customers and third-party AppExchange technology providers, or the processing of such data by third-party AppExchange technology providers, we cannot ensure the complete integrity or security of such transmissions or processing. Any security breach could result in a loss of confidence in the security of our service, damage our reputation, disrupt our business, lead to legal liability and negatively impact our future sales.

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

We have been and may in the future be sued by third parties for various claims including alleged infringement of proprietary rights.

We are involved in various legal matters arising from the normal course of business activities. These include claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment, wage and hour, and other matters.

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have received in the past and may receive in the future communications from third parties claiming that we have infringed the intellectual property rights of others. In addition we have been, and may in the future be, sued by third parties for alleged infringement of their claimed proprietary rights. Our technologies may be subject to injunction if they are found to infringe the rights of a third party or we may be required to pay damages, or both. Many of our subscription agreements require us to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim.

The outcome of any litigation, regardless of its merits, is inherently uncertain. Any claims and lawsuits, and the disposition of such claims and lawsuits, could be time-consuming and expensive to resolve, divert management attention from executing our business plan, lead to attempts on the part of other parties to pursue similar claims and, in the case of intellectual property claims, require us to change our technology, change our business practices and/or pay monetary damages or enter into short- or long-term royalty or licensing agreements.

Any adverse determination related to intellectual property claims or other litigation could prevent us from offering our service to others, could be material to our financial condition or cash flows, or both, or could otherwise adversely affect our operating results. In addition, depending on the nature and timing of any such dispute, a resolution of a legal matter could materially affect our future results of operation or cash flows or both of a particular quarter.

In addition, our exposure to risks associated with various claims, including the use of intellectual property, may be increased as a result of acquisitions. For example, we may have a lower level of visibility into the development process with respect to intellectual property or the care taken to safeguard against infringement risks. In addition, third parties may make infringement and similar or related claims after we have acquired technology that had not been asserted prior to our acquisition.

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

As part of our business strategy, we periodically make investments in, or acquisitions of, complementary businesses, joint ventures, services and technologies, intellectual property rights, and we expect that we will continue to make such investments and acquisitions in the future. Acquisitions and investments involve numerous risks, including:

•	the potential failure to achieve the expected benefits of the combination or acquisition;

•	difficulties in and the cost of integrating operations, technologies, services and personnel;

•	diversion of financial and managerial resources from existing operations;

•	risk of entering new markets in which we have little or no experience or where competitors may have stronger market positions;

•	potential write-offs of acquired assets or investments, and potential financial and credit risks associated with acquired customers;

•	potential loss of key employees;

•	inability to generate sufficient revenue to offset acquisition or investment costs;

•	the inability to maintain relationships with customers and partners of the acquired business;

•	the difficulty of incorporating acquired technology and rights into our products and services and of maintaining quality standards consistent with our brand;

•	potential unknown liabilities associated with the acquired businesses;

•	unanticipated expenses related to acquired technology and its integration into existing technology;

•

negative impact to our results of operations because of the depreciation and amortization of amounts related to acquired intangible assets, fixed assets and deferred compensation, and the loss of acquired deferred revenue;

•	delays in customer purchases due to uncertainty related to any acquisition;

•	the need to implement controls, procedures and policies appropriate for a public company at companies that prior to the acquisition lacked such controls, procedures and policies;

•	challenges caused by distance, language and cultural differences; and

•	the tax effects of any such acquisitions.

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

In November 2010, we purchased approximately 14 acres of undeveloped real estate in San Francisco, California, including entitlements and improvements associated with the land, which we plan to develop into our global headquarters. We may not realize the anticipated benefits with respect to the purchase and future development of such real estate. We have devoted significant capital resources to the purchase, and we will be required to devote substantial additional resources in the future to building our global headquarters on such land, which may impact our liquidity and financial flexibility. We may not be able to obtain financing for development projects on favorable terms, or at all, or complete construction on schedule or within budget. Any delay or lack of available financing could result in increased construction costs and debt costs to fund such construction and development. In addition, our development efforts will otherwise be subject to various operational risks. We may not be able to obtain, or may experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations. The construction costs and total investment amounts may exceed any estimates that we formulate, and projects may not be completed, or delivered as planned. Finally, real estate assets are not as liquid as certain other types of assets. In the event that we have a future need to sell this property, we may not be able to do so on favorable terms or at all.

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

Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses as a result of acquisitions, the calculation of deferred tax assets and liabilities and changes in federal, state or international tax laws and accounting principles. Increases in our effective tax rate could materially affect our net results.

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

•

the issuance of shares of common stock by us, whether in connection with an acquisition, a capital raising transaction or upon conversion of some or all of our outstanding $574.9 million of 0.75% convertible senior notes due January 15, 2015 (the “Notes”); and

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

As previously disclosed, the Company issued 436,167 shares of Company common stock to former stockholders of Radian6, in a private transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2), Regulation D and /or Regulation S under the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

The Exhibits listed below are filed as part of this Form 10-Q

Exhibit 3.1(1)	Amended and Restated Certificate of Incorporation of Salesforce.com, Inc

Exhibit 3.2(2)	Amended and Restated Bylaws of salesforce.com, inc.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS(3)	XBRL Instance Document

Exhibit 101.SCH(3)	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL(3)	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF(3)	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB(3)	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE(3)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Company’s registration statement on Form S-1 (No. 333-111289), Amendment No. 3, as filed with the Securities and Exchange Commission on April 20, 2004.
(2)	Incorporated by reference from the Company’s Form 8-K as filed with the Securities and Exchange Commission on January 14, 2011.
(3)	The financial information contained in these XBRL documents is unaudited and these are not the official publicly filed financial statements of salesforce.com, inc. The purpose of submitting these XBRL documents is to test the related format and technology, and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 6, 2011

salesforce.com, inc.

/s/ Graham Smith
Graham Smith Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)