Form 10-Q
period 2011-10-31
SALESFORCE COM INC
filed 2011-11-29
CIK 1108524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2011

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

As of October 31, 2011, there were approximately 136.0 million shares of the Registrant’s Common Stock outstanding.

salesforce.com, inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

salesforce.com, inc.

Condensed Consolidated Balance Sheets

(in thousands)

	October 31, 2011	January 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$502,987	$424,292
Short-term marketable securities	142,861	72,678
Accounts receivable, net	312,331	426,943
Deferred commissions	71,799	67,774
Deferred income taxes	38,834	27,516
Prepaid expenses and other current assets	79,428	55,721

Total current assets	1,148,240	1,074,924
Marketable securities, noncurrent	650,845	910,587
Property and equipment, net	504,827	387,174
Deferred commissions, noncurrent	48,616	48,842
Deferred income taxes, noncurrent	70,857	41,199
Capitalized software, net	199,413	127,987
Goodwill	732,062	396,081
Other assets, net	156,418	104,371

Total assets	$3,511,278	$3,091,165

Liabilities, temporary equity and stockholders’ equity
Current liabilities:
Accounts payable	$28,265	$18,106
Accrued expenses and other liabilities	409,150	345,121
Deferred revenue	905,055	913,239
Convertible senior notes, net (Note 2)	490,119	0

Total current liabilities	1,832,589	1,276,466
Convertible senior notes, net	0	472,538
Income taxes payable, noncurrent	30,204	18,481
Long-term lease liabilities and other	52,559	25,487
Deferred revenue, noncurrent	12,766	21,702

Total liabilities	1,928,118	1,814,674

Temporary equity (Note 2)	84,771	0

Stockholders’ equity:
Common stock	136	133
Additional paid-in capital	1,330,735	1,098,604
Accumulated other comprehensive income	3,977	6,719
Retained earnings	163,541	171,035

Total stockholders’ equity	1,498,389	1,276,491

Total liabilities, temporary equity and stockholders’ equity	$3,511,278	$3,091,165

See accompanying Notes.

salesforce.com, inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Revenues:
Subscription and support	$549,182	$402,948	$1,531,965	$1,122,611
Professional services and other	35,078	26,139	102,661	77,661

Total revenues	584,260	429,087	1,634,626	1,200,272
Cost of revenues (1):
Subscription and support	96,306	54,089	260,693	147,127
Professional services and other	32,259	28,042	91,848	84,375

Total cost of revenues	128,565	82,131	352,541	231,502

Gross profit	455,695	346,956	1,282,085	968,770
Operating expenses (1):
Research and development	76,049	47,305	214,734	130,357
Marketing and sales	304,571	200,544	842,043	558,812
General and administrative	85,232	63,951	254,016	181,713

Total operating expenses	465,852	311,800	1,310,793	870,882
Income (loss) from operations	(10,157)	35,156	(28,708)	97,888
Investment income	5,136	11,699	18,303	28,309
Interest expense	(3,859)	(7,374)	(11,376)	(21,619)
Other income (expense)	30	(921)	(4,001)	(4,659)

Income (loss) before benefit (provision) for income taxes and noncontrolling interest	(8,850)	38,560	(25,782)	99,919
Benefit (provision) for income taxes	5,094	(16,192)	18,288	(41,092)

Consolidated net income (loss)	(3,756)	22,368	(7,494)	58,827
Less: Net income attributable to noncontrolling interest	0	(1,296)	0	(5,266)

Net income (loss) attributable to salesforce.com	$(3,756)	$21,072	$(7,494)	$53,561

Earnings per share- basic and diluted:
Basic net income (loss) per share attributable to salesforce.com common shareholders	$(0.03)	$0.16	$(0.06)	$0.41
Diluted net income (loss) per share attributable to salesforce.com common shareholders	$(0.03)	$0.15	$(0.06)	$0.40
Shares used in computing basic net income per share	135,847	130,888	134,824	129,461
Shares used in computing diluted net income per share	135,847	137,044	134,824	135,007
(1) Amounts include stock-based expenses, as follows:

Cost of revenues	$4,138	$2,357	$12,168	$8,617
Research and development	12,197	3,976	31,224	12,119
Marketing and sales	29,123	11,969	80,024	36,496
General and administrative	11,548	7,330	35,742	21,483

See accompanying Notes.

salesforce.com, inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Operating activities
Consolidated net income (loss)	$(3,756)	$22,368	$(7,494)	$58,827
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	41,553	19,710	111,385	52,008
Amortization of debt discount and transaction costs	2,138	6,655	6,470	17,639
Amortization of deferred commissions	26,862	19,959	76,453	57,554
Expenses related to stock-based awards	57,006	25,632	159,158	78,715
Excess tax benefits from employee stock plans	(6,892)	(14,578)	(11,012)	(46,768)
Changes in assets and liabilities:
Accounts receivable, net	30,101	(30,212)	120,152	67,326
Deferred commissions	(33,611)	(25,687)	(80,252)	(65,243)
Prepaid expenses and other current assets	9,035	(16,583)	(9,959)	(6,463)
Other assets	4,693	(5,263)	67	(9,405)
Accounts payable	5,944	2,575	8,928	6,500
Accrued expenses and other current liabilities	13,081	57,926	(4,936)	95,320
Deferred revenue	(17,445)	11,538	(17,800)	(12,691)

Net cash provided by operating activities	128,709	74,040	351,160	293,319

Investing activities
Business combinations, net of cash acquired	(66,115)	(3,834)	(364,785)	(155,337)
Land activity and building improvements	(6,654)	(8,000)	(13,090)	(8,000)
Strategic investments	(21,508)	(4,000)	(34,723)	(6,500)
Purchase of marketable securities	(100,664)	(296,557)	(408,228)	(1,518,996)
Sales of marketable securities	126,672	518,641	563,621	868,595
Maturities of marketable securities	13,159	58,256	31,894	200,768
Capital expenditures	(34,678)	(20,790)	(107,043)	(60,311)

Net cash provided by (used in) investing activities	(89,788)	243,716	(332,354)	(679,781)

Financing activities
Purchase of subsidiary stock	0	(150,970)	0	(152,243)
Proceeds from the exercise of stock options	15,794	44,353	90,362	115,996
Excess tax benefits from employee stock plans	6,892	14,578	11,012	46,768
Contingent consideration payments related to prior business combinations	0	0	(16,200)	0
Principal payments on capital lease obligations	(7,685)	(3,116)	(21,796)	(7,157)

Net cash provided by (used in) financing activities	15,001	(95,155)	63,378	3,364

Effect of exchange rate changes	(729)	(2,223)	(3,489)	2,095

Net increase (decrease) in cash and cash equivalents	53,193	220,378	78,695	(381,003)
Cash and cash equivalents, beginning of period	449,794	409,925	424,292	1,011,306

Cash and cash equivalents, end of period	$502,987	$630,303	$502,987	$630,303

Supplemental cash flow disclosure:
Cash paid (received) during the period for:
Interest, net	$632	$1,378	$3,718	$3,980
Income taxes, net of tax refunds	7,858	4,260	19,864	(530)
Non-cash financing and investing activities:
Fixed assets acquired under capital leases	18,600	6,765	65,803	12,929
Fair value of stock options assumed (Note 4)	1,043	0	5,772	0

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of October 31, 2011 and the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three and nine months ended October 31, 2011 and 2010, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2011 was derived from the audited consolidated financial statements which are included in the Company’s Form 10-K for the fiscal year ended January 31, 2011, which was filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2011. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s fiscal 2011 Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of October 31, 2011, and its results of operations and its cash flows for the three and nine months ended October 31, 2011 and 2010. All adjustments are of a normal recurring nature. The results for the three and nine months ended October 31, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2012.

On February 1, 2011, the Company adopted on a prospective basis Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605), “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). As a result of the adoption of ASU 2009-13, the Company has updated its accounting policy for revenue recognition related to multiple-deliverable arrangements.

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

No customer accounted for more than five percent of accounts receivable at October 31, 2011 and January 31, 2011. No single customer accounted for five percent or more of total revenue in the three and nine months ended October 31, 2011 and 2010.

As of October 31, 2011 and January 31, 2011, assets located outside the Americas were 17 percent and 16 percent of total assets, respectively.

Revenues by geographical region are as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Americas	$397,118	$292,540	$1,104,052	$826,493
Europe	103,864	76,464	300,315	208,851
Asia Pacific	83,278	60,083	230,259	164,928

	$584,260	$429,087	$1,634,626	$1,200,272

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of October 31, 2011 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of October 31, 2011
Cash equivalents (1):
Time deposits	$27,032	$0	$0	$27,032
Money market mutual funds	148,878	0	0	148,878
Marketable securities:
Corporate notes and obligations	0	518,726	0	518,726
U.S. treasury securities	46,580	0	0	46,580
Mortgage backed securities	0	26,985	0	26,985
Government obligations	6,562	0	0	6,562
Municipal securities	0	14,803	0	14,803
Collateralized mortgage obligations	0	102,560	0	102,560
U.S. agency obligations	0	77,490	0	77,490
Foreign currency derivative contracts (2)	0	852	0	852

Total Assets	$229,052	$741,416	$0	$970,468

Liabilities
Foreign currency derivative contracts (3)	$0	$7,261	$0	$7,261

Total Liabilities	$0	$7,261	$0	$7,261

(1)	Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheet as of October 31, 2011, in addition to $327.1 million of cash.
(2)	Included in “prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheet as of October 31, 2011.
(3)	Included in “accrued expenses and other current liabilities” in the accompanying condensed consolidated balance sheet as of October 31, 2011.

The following table presents the Company’s liabilities that were measured at fair value using significant unobservable inputs (Level 3) during the nine month period ended October 31, 2011. These consisted of the Company’s contingent consideration liabilities related to acquisitions (in thousands):

Balance at February 1, 2011	$17,138
Changes in fair value	262
Payments	(17,400)

Balance at October 31, 2011	$0

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

The following table presents the Company’s liabilities that were measured at fair value using significant unobservable inputs (Level 3) at January 31, 2011. These consisted of the Company’s contingent consideration liabilities related to acquisitions and the fair value was determined using a discounted cash flow model (in thousands):

Balance at February 1, 2010	$0
Additions and changes in fair value	17,138

Balance at January 31, 2011	$17,138

Strategic Investments

The Company has two investments in marketable equity securities measured using quoted prices in their respective active markets and certain interests in non-marketable equity and debt securities. As of October 31, 2011, the fair value of the Company’s marketable equity securities of $6.5 million includes an unrealized gain of $4.3 million. As of January 31, 2011, the fair value of the Company’s marketable equity security of $6.0 million includes an unrealized gain of $5.2 million. These investments are recorded in other Assets, net on the condensed consolidated balance sheets.

The Company’s interest in non-marketable equity and debt securities consists of noncontrolling equity and debt investments in privately-held companies. The Company’s investments in these privately-held companies are reported at cost or marked down to fair value when an event or circumstance indicates an other-than-temporary decline in value has occurred. These investments are valued using significant unobservable inputs or data in an inactive market and the valuation requires the Company’s management judgment due to the absence of market price and inherent lack of liquidity. During the three months ended October 31, 2011 the Company recorded a net gain of $1.2 million primarily resulting from the acquisition of Assistly, Inc. (“Assistly”). This net gain is recorded in other income (expense) on the condensed consolidated statement of operations.

As of October 31, 2011 and January 31, 2011 the carrying value that approximates the fair value of the Company’s investments in privately-held companies was $48.5 million and $21.1 million, respectively. These investments are recorded in other assets, net on the condensed consolidated balance sheets.

Derivative Financial Instruments

The Company enters into foreign currency derivative contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company uses forward currency derivative contracts to minimize the Company’s exposure of balances denominated in Euros, Canadian dollars, Swiss francs, Australian dollars, Singapore dollars, Japanese yen and British pounds. The Company’s foreign currency derivative contracts which are not designated as hedging instruments are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. The Company’s program is not designated for trading or speculative purposes. As of October 31, 2011 and January 31, 2011 the foreign currency derivative contracts that were not settled are recorded at fair value on the condensed consolidated balance sheets.

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

Details on outstanding foreign currency derivative contracts related primarily to intercompany receivables and payables are presented below (in thousands):

	October 31, 2011	January 31, 2011
Notional amount of foreign currency derivative contracts	$347,686	$202,491
Fair value of foreign currency derivative contracts	$(6,409)	$(1,324)

The Company’s fair value of its outstanding derivative instruments are summarized below (in thousands):

		Fair Value of Derivative Instruments
	Balance Sheet Location	October 31, 2011	January 31, 2011
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$852	$1,539

Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Accrued expenses and other current liabilities	$7,261	$2,863

The effect of the derivative instruments not designated as hedging instruments on the condensed consolidated statements of operations for the three and nine months ended October 31, 2011 and 2010, respectively are summarized below (in thousands):

Derivatives Not Designated as Hedging Instruments	Gains (Losses) on Derivative Instruments Recognized in Income
		Three months ended October 31,
	Location	2011	2010

Foreign currency derivative contracts	Other income (expense)	$(2,977)	$(6,638)

Derivatives Not Designated as Hedging Instruments	Gains (Losses) on Derivative Instruments Recognized in Income
		Nine months ended October 31,
	Location	2011	2010

Foreign currency derivative contracts	Other income (expense)	$(3,937)	$(3,308)

Investment Income

Investment income consists of interest income, realized gains and realized losses on the Company’s cash, cash equivalents and marketable securities. The components of investment income are presented below:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2011	2010	2011	2010
Interest income	$5,093	$8,447	$16,611	$21,597
Realized gains	601	4,333	4,374	8,986
Realized losses	(558)	(1,081)	(2,682)	(2,274)

Total investment income	$5,136	$11,699	$18,303	$28,309

Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following, net of tax: net income (loss), net foreign currency translation gains and losses and net change in unrealized gains and losses on marketable securities. The following table sets forth the components of comprehensive income (loss) (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Consolidated net income (loss)	$(3,756)	$22,368	$(7,494)	$58,827
Less: net income attributable to noncontrolling interest	0	(1,296)	0	(5,266)
Translation and other adjustments	1,666	(2,299)	447	3,698
Net change in unrealized gain (loss) on marketable securities	(4,908)	3,474	(3,189)	6,762

Comprehensive income (loss) attributable to salesforce.com	$(6,998)	$22,247	$(10,236)	$64,021

Earnings/Loss Per Share

Basic earnings/loss per share attributable to salesforce.com is computed by dividing net income (loss) attributable to salesforce.com by the weighted-average number of common shares outstanding for the fiscal period. Diluted earnings/loss per share attributable to salesforce.com is computed giving effect to all potential weighted average dilutive common stock, including options, restricted stock units, warrants and the convertible senior notes. The dilutive effect of outstanding awards and convertible securities is reflected in diluted earnings per share by application of the treasury stock method. Diluted earnings/loss per share for the three and nine months ended October 31, 2011 is the same as basic earnings/loss per share as there is a net loss in those periods and inclusion of potentially issuable shares would be anti-dilutive.

A reconciliation of the denominator used in the calculation of basic and diluted earnings/loss per share attributable to salesforce.com is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Numerator:
Net income (loss) attributable to salesforce.com	$(3,756)	$21,072	$(7,494)	$53,561
Denominator:
Weighted-average shares outstanding for basic earnings per share	135,847	130,888	134,824	129,461
Effect of dilutive securities:
Convertible senior notes	0	1,513	0	993
Employee stock awards	0	4,643	0	4,553

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	135,847	137,044	134,824	135,007

The weighted average number of shares outstanding used in the computation of basic and diluted earnings/loss per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings/loss per share because the effect would have been anti-dilutive (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Stock awards	7,204	164	7,332	514
Warrants	6,736	6,736	6,736	6,736
Convertible senior notes	6,735	0	6,735	0

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

The total income tax benefit recognized in the accompanying condensed consolidated statements of operations related to stock-based awards was $53.9 million and $28.7 million for the nine months ended October 31, 2011 and 2010, respectively.

Effective Tax Rate

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to income from recurring operations and adjusts the provision for discrete tax items recorded in the period. The Company’s effective tax rate for the nine months ended October 31, 2011 was 71 percent, which was higher than the federal statutory tax rate of 35 percent. The higher tax rate was attributable to a detrimental foreign tax differential and non-deductible acquisition expenses, offset by state income taxes, Federal and California tax credits and the tax benefit from the May 2011 acquisition of Radian6 Technologies, Inc. (“Radian6”). The combined effect of these items on a small loss before income taxes was significant resulting in a high effective tax rate.

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

Unrecognized Tax Benefits and Other Considerations

The Company records liabilities related to its uncertain tax positions. During the three months ended July 31, 2011, as a result of the Radian6 acquisition, the Company recorded $13.1 million of unrecognized tax benefits, of which $6.6 million was recognized in the three months ended October 31, 2011 following the remeasurement of an uncertain tax position due to new information received. This item is reflected in the Company’s condensed consolidated balance sheets.

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

The adoption of this updated accounting guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows. As of October 31, 2011, the deferred professional services revenue and deferred costs under the previous accounting guidance are $41.0 million and $19.3 million, respectively, which will continue to be recognized over the related remaining subscription period.

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

Under the updated accounting guidance, when multiple-deliverables included in an arrangement are separated into different units of accounting, the arrangement consideration is allocated to the identified separate units based on a relative selling price hierarchy. The Company determines the relative selling price for a deliverable based on its vendor-specific objective evidence of selling price (“VSOE”), if available, or its best estimate of selling price (“BESP”), if VSOE is not available. The Company has determined that third-party evidence of selling price (“TPE”) is not a practical alternative due to differences in its service offerings compared to other parties and the availability of relevant third-party pricing information. The amount of revenue allocated to delivered items is limited by contingent revenue.

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

The Company determined BESP by considering its overall pricing objectives and market conditions. Significant pricing practices taken into consideration include the Company’s discounting practices, the size and volume of the Company’s transactions, the customer demographic, the geographic area where services are sold, price lists, its go-to-market strategy, historical standalone sales and contract prices. The determination of BESP is made through consultation with and approval by the Company’s management, taking into consideration the go-to-market strategy. As the Company’s go-to-market strategies evolve, the Company may modify its pricing practices in the future, which could result in changes in relative selling prices, including both VSOE and BESP.

Deferred Revenue

The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services described above and is recognized as the revenue recognition criteria are met. The Company generally invoices customers in annual or quarterly installments. Deferred revenue is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration, invoice timing and new business linearity within the quarter.

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

Business Combinations

Goodwill represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net tangible and intangible assets acquired and liabilities assumed. While the Company uses its best estimates and assumptions to accurately assign fair value to the tangible assets and intangible assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s condensed consolidated statements of operations.

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Volatility	47%	45-50%	47-50%	45-50%
Estimated life	3.7 years	3.8 years	3.7 years	3.8 years
Risk-free interest rate	0.68-0.79%	0.98-1.08%	0.68-1.77%	0.98-2.11%
Dividend yield	0	0	0	0
Weighted-average fair value per share of grants	$49.89	$40.89	$57.90	$31.36

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

During the three months ended October 31, 2011 and 2010, the Company capitalized $0.6 million and $0.8 million, respectively, of stock-based expenses related to capitalized internal-use software development and deferred professional services costs and capitalized $1.7 million and $2.1 million for the nine months ended October 31, 2011 and 2010, respectively.

During the nine months ended October 31, 2011, the Company recognized stock-based expense of $159.2 million. As of October 31, 2011, the aggregate stock compensation remaining to be amortized to costs and expenses was $582.3 million. The Company expects this stock compensation balance to be amortized as follows: $58.4 million during the remaining three months of fiscal 2012; $208.9 million during fiscal 2013; $179.0 million during fiscal 2014; $121.2 million during fiscal 2015 and $14.8 million during fiscal 2016. The expected amortization reflects only outstanding stock awards as of October 31, 2011 and assumes no forfeiture activity. The Company expects to continue to issue stock-based awards to its employees in future periods.

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

The Company’s arrangements generally include certain provisions for indemnifying customers against liabilities if its products or services infringe a third-party’s intellectual property rights. To date, the Company has not incurred any material costs as a result of such obligations and has not accrued any liabilities related to such obligations in the accompanying condensed consolidated financial statements.

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

On November 14, 2011 the Company entered into a definitive agreement to acquire Model Metrics, Inc. (“Model Metrics”), a privately-held mobile and social cloud consulting services company, for an estimated purchase consideration of approximately $57.6 million in cash, net of cash acquired. This transaction is expected to close in this fiscal fourth quarter, subject to customary closing conditions.

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

2. Balance Sheet Accounts

Marketable Securities

At October 31, 2011, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$516,341	$4,521	$(2,136)	$518,726
U.S. treasury securities	46,530	68	(18)	46,580
Mortgage backed securities	26,511	673	(199)	26,985
Government obligations	6,320	242	0	6,562
Municipal securities	14,726	106	(29)	14,803
Collateralized mortgage obligations	101,588	1,544	(572)	102,560
U.S. agency obligations	77,214	281	(5)	77,490

	$789,230	$7,435	$(2,959)	$793,706

At January 31, 2011, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$701,047	$7,356	$(790)	$707,613
U.S. treasury securities	22,631	85	(10)	22,706
Mortgage backed securities	38,348	656	(118)	38,886
Government obligations	6,414	118	0	6,532
Municipal securities	23,121	79	(119)	23,081
Collateralized mortgage obligations	104,285	1,098	(344)	105,039
U.S. agency obligations	79,242	190	(24)	79,408

	$975,088	$9,582	$(1,405)	$983,265

The duration of the investments classified as marketable securities is as follows (in thousands):

	October 31, 2011	January 31, 2011
Recorded as follows:
Short-term (due in one year or less)	$142,861	$72,678
Long-term (due between one and 3 years)	650,845	910,587

	$793,706	$983,265

As of October 31, 2011, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$172,329	$(2,126)	$4,717	$(10)	$177,046	$(2,136)
U.S. treasury securities	29,986	(18)	0	0	29,986	(18)
Mortgage backed securities	2,397	(112)	5,800	(87)	8,197	(199)
Municipal securities	589	(1)	1,673	(28)	2,262	(29)
Collateralized mortgage obligations	32,408	(253)	9,391	(319)	41,799	(572)
U.S. agency obligations	7,171	(5)	0	0	7,171	(5)

	$244,880	$(2,515)	$21,581	$(444)	$266,461	$(2,959)

The unrealized loss for each of these fixed rate marketable securities ranged from less than $1,000 to $231,000. The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of October 31, 2011. The Company expects to receive the full principal and interest on all of these marketable securities.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	October 31, 2011	January 31, 2011
Deferred professional services costs	$13,563	$17,908
Prepaid income taxes	13,137	720
Prepaid expenses and other current assets	52,728	37,093

	$79,428	$55,721

Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	October 31, 2011	January 31, 2011
Land	$248,263	$248,263
Building improvements	34,974	10,115
Computers, equipment and software	223,288	115,736
Furniture and fixtures	24,622	20,462
Leasehold improvements	125,838	100,380

	656,985	494,956
Less accumulated depreciation and amortization	(152,158)	(107,782)

	$504,827	$387,174

Depreciation and amortization expense totaled $17.9 million and $11.0 million for the three months ended October 31, 2011 and 2010, respectively, and $49.4 million and $28.9 million for the nine months ended October 31, 2011 and 2010, respectively.

Computers, equipment and software at October 31, 2011 and January 31, 2011 included a total of $107.2 million and $38.8 million acquired under capital lease agreements, respectively. Accumulated amortization relating to computers, equipment and software under capital lease agreements totaled $32.6 million and $18.5 million, respectively, at October 31, 2011 and January 31, 2011. Amortization of assets under capital lease agreements is included in depreciation and amortization expense.

Capitalized Interest Cost

Interest costs related to construction projects, specifically the Company’s development of its global headquarters (“campus project”), and capitalized internal-use software development costs, are capitalized until the underlying asset is placed into service. Capitalized interest is calculated by multiplying the effective interest rate of the convertible senior notes by the qualifying costs. When the qualifying asset is placed into service, the qualifying asset and the related capitalized interest are amortized over the useful life of the related asset. Interest costs related to the buildings and improvements of $4.1 million and $0 were capitalized during the three months ended October 31, 2011 and 2010, respectively, and $11.8 million and $0 were capitalized during the nine months ended October 31, 2011 and 2010, respectively. Interest costs related to the Company’s capitalized internal-use software development efforts of $0.1 million and $0 were capitalized during the three months ended October 31, 2011 and 2010, respectively, and $0.3 million and $0 were capitalized during the nine months ended October 31, 2011 and 2010, respectively.

Capitalized Software

Capitalized software consisted of the following (in thousands):

	October 31, 2011	January 31, 2011
Capitalized internal-use software development costs, net of accumulated amortization of $46,008 and $34,513, respectively	$35,475	$29,154
Acquired developed technology, net of accumulated amortization of $82,157 and $37,818, respectively	163,938	98,833

	$199,413	$127,987

Capitalized internal-use software amortization expense totaled $4.0 million and $3.3 million for the three months ended October 31, 2011 and 2010, respectively. Acquired developed technology amortization expense totaled $17.4 million and $4.9 million for the three months ended October 31, 2011 and 2010, respectively. Capitalized internal-use software amortization expense totaled $11.5 million and $9.5 million for the nine months ended October 31, 2011 and 2010, respectively. Acquired developed technology amortization expense totaled $44.3 million and $10.4 million for the nine months ended October 31, 2011 and 2010, respectively.

As described in Note 4 “Business Combinations” the Company acquired Radian6 in May 2011. Approximately $84.2 million of the purchase consideration was allocated to acquired developed technology.

Other Assets, net

Other assets consisted of the following (in thousands):

	October 31, 2011	January 31, 2011
Deferred professional services costs, noncurrent portion	$5,707	$10,201
Long-term deposits	13,887	12,114
Purchased intangible assets, net of accumulated amortization of $15,117 and $9,868, respectively	45,410	31,660
Aquired intellectual property, net of accumulated amortization of $2,300 and $746, respectively.	13,895	5,874
Strategic investments	55,035	27,065
Other	22,484	17,457

	$156,418	$104,371

As described in Note 4 “Business Combinations” the Company acquired Radian6 in May 2011. Approximately $18.8 million of the purchase consideration was allocated to purchased intangible assets.

Purchased intangible assets amortization expense for the three months ended October 31, 2011 and 2010, was $1.7 million and $1.0 million, respectively, and for the nine months ended October 31, 2011 and 2010, was $5.2 million and $3.0 million, respectively.

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter. There was no impairment of goodwill for the nine months ended October 31, 2011.

Goodwill consisted of the following (in thousands):

Balance as of January 31, 2011	$396,081
Manymoon Corporation	10,493
Radian6 Technologies, Inc.	262,637
Assistly, Inc.	47,205
Other acquisitions and adjustments	15,646

Balance as of October 31, 2011	$732,062

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	October 31, 2011	January 31, 2011
Accrued compensation	$145,116	$148,275
Accrued other liabilities	134,741	112,840
Accrued income and other taxes payable	78,819	49,135
Accrued professional costs	22,836	12,548
Accrued rent	27,638	22,323

	$409,150	$345,121

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

During the fiscal quarter ended July 31, 2011, the closing stock price conversion right was triggered therefore the Notes were convertible at the option of the holder up to 6.7 million of the Company’s common shares for the Company’s entire third fiscal quarter. As of October 31, 2011 the Notes are classified as a current liability on the Company’s condensed consolidated balance sheet. Additionally, a portion of the equity component of the Notes attributable to the conversion feature of the Notes is classified in temporary stockholders’ equity equal to the difference between the principal amount and carrying value of the Notes. The closing stock price conversion right also was triggered during the fiscal quarter ended October 31, 2011, therefore the liability and equity components of the Notes will remain classified as current and temporary, respectively, for the quarter ended January 31, 2012.

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

The Notes consisted of the following (in thousands):

	October 31, 2011	January 31, 2011
Liability component :
Principal	$574,890	$575,000
Less: debt discount, net (1)	(84,771)	(102,462)

Net carrying amount	$490,119	$472,538

(1)	Included in the condensed consolidated balance sheets within convertible senior notes and is amortized over the remaining life of the Notes using the effective interest rate method.

As of October 31, 2011, the remaining contractual life of the Notes is approximately 3.3 years.

The following table sets forth total interest expense recognized related to the Notes prior to capitalization of interest (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2011	2010	2011	2010
Contractual interest expense	$1,078	$1,078	$3,234	$3,234
Amortization of debt issuance costs	331	331	992	990
Amortization of debt discount	6,000	5,665	17,690	16,649

	$7,409	$7,074	$21,916	$20,873

Effective interest rate of the liability component	5.86%	5.86%	5.86%	5.86%

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

Warrants

Separately, the Company in January 2010 also entered into warrant transactions (the “Warrants”), whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, up to 6.7 million shares of the Company’s common stock at a strike price of $119.51 per share. The Company received aggregate proceeds of $59.2 million from the sale of the Warrants. As the weighted average market value per share of the Company’s common stock for the three and nine months ended October 31, 2011 exceeds the strike price of the Warrants, the Warrants would have had a dilutive effect on the Company’s earnings/loss per share for the three and nine months ended October 31, 2011. The Warrants were anti-dilutive for the three and nine months ended October 31, 2011 based on the Company’s net loss for the three and nine months ended October 31, 2011. The Warrants are separate transactions, entered into by the Company and are not part of the terms of the Notes or Note Hedges. Holders of the Notes and Note Hedges will not have any rights with respect to the Warrants.

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

On May 2, 2011, as part of the share purchase agreement entered into with Radian6, the Company assumed Radian6’s existing stock option plan and all unvested options thereunder, which converted into options to purchase 239,519 shares of the Company’s common stock after giving effect to the closing of the Radian6 transaction.

On September 20, 2011, as part of the share purchase agreement entered into with Assistly, the Company assumed Assistly’s existing stock option plan and all unvested options thereunder, which converted into options to purchase 49,379 shares of the Company’s common stock after giving effect to the closing of the Assistly transaction.

In September 2011, the Company’s Board of Directors amended and restated the 2004 Employee Stock Purchase Plan (the “ESPP”). Initially, the ESPP was established in 2004, but the Company’s Board of Directors authorization was required for the commencement of one or more offerings. In conjunction with the amendment of the ESPP, the Company’s Board of Directors determined that the offerings under the ESPP would commence, beginning with a twelve month offering period starting in December 2011. As of October 31, 2011, the Company has 1,000,000 shares of its common stock reserved for future issuance under this plan.

In April 2006, the Company’s Board of Directors approved the 2006 Inducement Equity Incentive Plan (the “Inducement Plan”) that allows for stock option and other equity incentive grants to employees in connection with merger or acquisition activity. In September 2011, the Company’s Board of Directors amended and restated the Inducement Plan to increase the number of shares of its common stock reserved for issuance under the plan by an additional 400,000 shares.

Prior to February 1, 2006, options issued under the Company’s stock option plans generally had a term of 10 years. After February 1, 2006, options issued have a term of five years.

Stock activity is as follows:

	Shares Available for Grant	Options Outstanding
		Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2011	4,095,460	11,783,159	$65.35
Increase in shares authorized:
2004 Equity Incentive Plan	3,500,000	0	0.00
2006 Equity Inducement Plan	400,000	0	0.00
Radian6 Technologies Inc. Stock Option Plan	239,519	0	0.00
Assistly Option Plan	49,379	0	0.00
Options granted under all plans	(1,239,742)	1,239,742	118.46
Restricted stock activity	(683,447)	0	0.00
Stock grants to board and advisory board members	(32,575)	0	0.00
Exercised	0	(2,097,476)	43.08
1999 Plan shares expired	(49,733)	0	0.00
Cancelled	569,874	(569,874)	89.42

Balance as of October 31, 2011	6,848,735	10,355,551	$74.90	$630,921

Vested or expected to vest		10,053,987	$73.92	$621,713

Exercisable as of October 31, 2011		4,188,956	$39.92	$390,617

The total intrinsic value of the options exercised during the nine months ended October 31, 2011 and 2010 was $198.0 million and $222.9 million, respectively. The intrinsic value is the difference between the current market value of the stock and the exercise price of the stock option.

The weighted-average remaining contractual life of vested and expected to vest options is approximately 3 years.

As of October 31, 2011, options to purchase 4,188,956 shares were vested at a weighted average exercise price of $39.92 per share and a remaining weighted-average remaining contractual life of approximately 2.1 years. The total intrinsic value of these vested options as of October 31, 2011 was $390.6 million.

The following table summarizes information about stock options outstanding as of October 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$1.10 to $25.19	1,019,400	3.3	$10.63	858,222	$10.56
$25.97	1,748,760	2.1	25.97	1,004,324	25.97
$27.40 to $52.76	1,601,575	1.4	48.07	1,304,213	48.40
$54.22 to $65.41	264,435	2.1	59.30	154,438	59.53
$65.44	1,885,639	3.0	65.44	646,232	65.44
$65.68 to $140.28	1,367,887	4.1	108.93	221,527	78.93
$142.50 to $151.75	2,467,855	4.1	143.57	0	0

	10,355,551	3.0	$74.90	4,188,956	$39.92

Restricted stock activity is as follows:

	Restricted Stock Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2011	3,216,103	$0.001
Granted	918,621	0.001
Cancelled	(202,599)	0.001
Vested and converted to shares	(634,499)	0.001

Balance as of October 31, 2011	3,297,626	$0.001	$439,145

Expected to vest	3,111,692		$414,384

The restricted stock, which upon vesting entitles the holder to one share of common stock for each share of restricted stock, has an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and generally vests over four years.

The weighted-average fair value of the restricted stock issued for the nine months ended October 31, 2011 and 2010 was $135.19 and $87.37, respectively.

Common Stock

The following numbers of shares of common stock were reserved and available for future issuance at October 31, 2011:

Options outstanding	10,355,551
Restricted stock awards and units outstanding	3,297,626
Stock available for future grant:
2004 Equity Incentive Plan	5,739,066
2006 Inducement Equity Incentive Plan	529,069
2004 Employee Stock Purchase Plan	1,000,000
2004 Outside Directors Stock Plan	580,600
0.75% Convertible senior notes	6,734,664
Warrants	6,735,953

34,972,529

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

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The estimated fair values of assets acquired and liabilities assumed are considered preliminary and are based on the information that was available as of the date of the acquisition. The Company believes that the information provides a reasonable basis for assigning the fair values of assets acquired and liabilities assumed, but it is waiting for additional information, primarily related to noncurrent income taxes payable and deferred taxes which are subject to change, pending the finalization of certain tax returns. Thus the provisional measurements of fair value set forth below are subject to change. The Company expects to finalize the valuation as soon as practicable, but not later than one-year from the acquisition date. The following table summarizes the consideration transferred to acquire Radian6 and the assets acquired and liabilities assumed as of the date of acquisition:

(in thousands)
Tangible assets	$11,754
Current and noncurrent liabilities	(12,757)
Deferred revenue	(680)
Deferred tax liability	(27,306)
Intangible assets	103,000
Goodwill	262,637

Total purchase price	$336,648

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

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

Assistly, Inc.

On September 20, 2011, the Company acquired for cash the outstanding stock of Assistly, a cloud provider of customer service solutions. The Company acquired Assistly to, among other things, extend its commitment to small and emerging businesses in customer service help desk application offerings. The Company has included the financial results of Assistly in the condensed consolidated financial statements from the date of acquisition, which have not been material to date. The total consideration for Assistly was approximately $58.7 million, of which $53.9 million was cash, $1.1 million for the fair value of stock options assumed by the Company and $3.7 million for the fair value of the Company’s previously held noncontrolling interest in Assistly. The fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model and the share conversion ratio of 0.031 Assistly options to the Company’s options.

The Company had a $1.0 million, or approximately seven percent, noncontrolling equity investment in Assistly prior to the acquisition. The acquisition date fair value of the Company’s previous equity interest was $3.7 million and is included in the measurement of the consideration transferred. The Company recognized a gain of $2.7 million as a result of remeasuring its prior equity interest in Assistly held before the business combination. The gain has been recognized in Other income (expense) on the condensed consolidated statement of operations.

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The estimated fair values of assets acquired and liabilities assumed are considered preliminary and are based on the information that was available as of the date of the acquisition. The Company believes that the information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but it is waiting for additional information, primarily related to estimated values of certain intangible assets, current and noncurrent income taxes payable and deferred taxes which are subject to change, pending the finalization of certain tax returns. Thus the provisional measurements of fair value set forth below are subject to change. The Company expects to finalize the valuation of the net tangible and intangible assets as soon as practicable, but not later than one-year from the acquisition date.

(in thousands)
Net tangible assets	$1,576
Deferred tax liability	(2,606)
Developed technology	12,500
Goodwill	47,205

Total purchase price	$58,675

Developed technology represents the estimated fair value of Assistly’s customer service solution technology. The Company determined the useful life of the developed technology to be three years. The goodwill balance is primarily attributed to the assembled workforce and expanded market opportunities for small and emerging businesses when integrating Assistly’s customer service technology with the Company’s other product offerings. The goodwill balance is not deductible for tax purposes.

The Company assumed unvested options with a fair value of $5.1 million. Of the total consideration, $1.1 million was allocated to the purchase consideration and $4.0 million was allocated to future services and will be expensed over the remaining service periods on a straight-line basis.

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

Additionally, during the nine months ended October 31, 2011, the Company acquired multiple companies for $21.2 million in cash and has included the financial results of these companies in its condensed consolidated financial statements from the date of each respective acquisition. These transactions, individually or in aggregate, are not material to the Company.

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

The total cash consideration for Jigsaw was approximately $148.5 million. In addition, the Company made additional payments (“contingent consideration”) of $14.4 million in cash, based on the achievement of certain billings targets related to Jigsaw’s services for the one-year period ended May 7, 2011. The estimated fair value using a discounted cash flow model of the contingent consideration at May 7, 2010 was $13.4 million and is included in the total purchase price. The Company recorded and paid the full amount of the contingent consideration during the fiscal quarter ended July 31, 2011 based on Jigsaw’s achievement of meeting its billing targets as it relates to the contingent consideration. The total purchase price and the fair value of the contingent consideration were allocated to the net tangible and intangible assets and liabilities based upon their fair values as of the acquisition date. In the final purchase price allocation which was based on fair values, the Company recorded approximately $133.9 million of goodwill, $28.1 million of identifiable intangible assets, $4.4 million of deferred tax liabilities and $4.3 million of net tangible assets.

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

The total cash consideration for DimDim was approximately $37.1 million. The total preliminary purchase price was allocated to the net tangible and intangible assets and liabilities based upon their fair values as of acquisition date. In allocating the purchase price which was based on estimated fair values, the Company preliminarily recorded approximately $23.4 million of goodwill, $14.4 million of identifiable intangible assets, $2.6 million of deferred tax liabilities and $1.9 million of net tangible assets. The preliminary allocation of the purchase price was based upon a preliminary valuation. The Company’s estimates and assumptions are subject to change within the measurement period of one year from the acquisition date. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to both current and noncurrent deferred taxes which are subject to change, pending the finalization of certain tax returns. The Company expects to continue to obtain information to finalize these preliminary valuations during the measurement period.

5. Commitments

Letters of Credit

As of October 31, 2011, the Company had a total of $11.2 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and mature at various dates through September 2021.

Leases

The Company leases facilities space and certain fixed assets under non-cancelable operating and capital leases with various expiration dates.

As of October 31, 2011, the future minimum lease payments under non-cancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Period:
Remaining three months of fiscal 2012	$7,564	$30,484
Fiscal 2013	28,922	119,782
Fiscal 2014	24,505	95,830
Fiscal 2015	4,496	56,846
Fiscal 2016	1,925	49,727
Thereafter	1,123	125,190

Total minimum lease payments	68,535	$477,859

Less: amount representing interest	(3,554)

Present value of capital lease obligations	$64,981

The Company’s agreements for the facilities and certain services provide the Company with the option to renew. The Company’s future contractual obligations would change if the Company exercised these options.

6. Legal Proceedings

In the ordinary course of business, the Company is involved in various legal proceedings and claims related to alleged infringement of third-party patents and other intellectual property rights, commercial, employment, wage and hour, and other claims.

On June 7, 2011, the Company entered into a preliminary settlement agreement with respect to a California state wage and hour lawsuit that had been filed against the Company early in 2011 in the Superior Court of California, County of San Francisco. The settlement agreement is subject to approval of the court, which is expected to rule by late 2011 or early 2012. The Company’s current estimate of the expense charge for the settlement is approximately $0.04 per diluted share. This charge is reflected in the Company’s financial results for the nine months ending October 31, 2011.

In general, the resolution of a legal matter could prevent the Company from offering its service to others, could be material to the Company’s financial condition or cash flows, or both, or could otherwise adversely affect the Company’s operating results.

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

Since the Foundation’s inception, the Company has provided at no charge certain resources to Foundation employees such as office space. The value of these items was in excess of $90,000 for the quarter ending October 31, 2011.

In addition to the resource sharing with the Foundation, the Company issued to the Foundation warrants in August 2002 to purchase shares of the Company’s common stock. All of the warrants were exercised in prior years. As of October 31, 2011, the Foundation held 103,500 shares of salesforce.com common stock. Additionally, the Company has donated subscriptions to the Company’s services to other qualified non-profit organizations. The Company also allows an affiliate of the Foundation to resell the Company’s services to large non-profit organizations. The Company does not charge the affiliate for the subscriptions. The fair value of the subscriptions were in excess of $3.6 million for the quarter ended October 31, 2011. The Company plans to continue these programs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our business strategy and our plans to build our business, including our strategy to be the leading provider of enterprise cloud computing applications and to lead the industry shift to the social enterprise, our service performance and security, the expenses associated with new data centers and expanding our data center capacity, our operating results, our anticipated growth, trends in our business, new application service features, our strategy of acquiring or making investments in complementary companies, services and technologies, and intellectual property rights, our ability to successfully integrate acquired businesses and technologies, the effect of general economic and market conditions including sudden declines in the fair value of our investments in cash equivalents and marketable securities, our ability to protect our intellectual property rights, our ability to develop our brands, the effect of evolving government regulations, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the potential availability of additional tax assets in the future and related matters, the impact of expensing stock options, the sufficiency of our capital resources, potential litigation involving us and our plan to build our new global headquarters in San Francisco, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We are a leading provider of enterprise cloud computing applications. We provide a comprehensive customer and collaboration relationship management, or CRM, service to businesses of all sizes and industries worldwide and we provide a technology platform for customers and developers to build and run business applications.

We were founded in February 1999 and began offering our enterprise CRM application service in February 2000. Since then, we have augmented our CRM service with new editions and enhanced features. We introduced our Force.com platform to customers and developers so they can build complementary applications to extend beyond CRM. In 2010, we introduced our AppExchange directory of enterprise cloud computing applications that are integrated with our CRM service and, in most cases, have been developed on our platform by third parties. We also introduced Chatter, a collaboration application for the enterprise to connect and share information securely and in real-time. In fiscal 2012, we introduced our vision of a social enterprise, which is a company that leverages social, mobile and open technologies to place its customers at the center of its business.

Our objective is to be the leading provider of enterprise cloud computing applications and to lead the industry shift to the social enterprise. Key elements of our strategy include:

•	Strengthening our existing CRM applications and extending into new functional areas within CRM;

•	Pursuing new customers and new territories aggressively;

•	Deepening relationships with our existing customer base;

•	Continuing to lead the industry transformation to the next phase of cloud computing; and

•	Encouraging the development of third-party applications on our cloud computing platform.

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

To address these factors, we will need to, among other things, continue to add substantial numbers of paying subscriptions, upgrade our customers to fully featured versions such as our Unlimited Edition or arrangements such as a social enterprise license agreement, provide high quality technical support to our customers and encourage the development of third-party applications on our platform. Our plans to invest for future growth include the continuation of the expansion of our data center capacity. We also plan to continue to hire additional personnel, particularly in direct sales, other customer-related areas and research and development. As part of our growth plans, we intend to continue to focus on retaining customers at the time of renewal. Additionally, we plan to: expand our domestic and international selling and marketing activities; continue to develop our brands; add additional distribution channels; increase our research and development activities to upgrade and extend our service offerings; develop new services and technologies and integrate acquired technologies; and add to our global infrastructure to support our growth. We also regularly evaluate acquisitions or investment opportunities in complementary businesses, joint ventures, services and technologies, and intellectual property rights in an effort to expand our service offerings. We expect to continue to make such investments and acquisitions in the future. As such, we plan to reinvest a significant portion of our incremental revenue to grow our business and continue our leadership role in the cloud computing industry. As a result of these investments, we expect diluted earnings per share in fiscal 2012 to be significantly lower than diluted earnings per share in fiscal 2011.

Over the past two years, we acquired several businesses and technologies such as Jigsaw and Heroku. In May 2011, we acquired Radian6 for a total purchase price consideration of approximately $336.6 million, net of cash acquired. Radian6 is a cloud application vendor that provides customers with social media monitoring, measurement and engagement solutions. We acquired Radian6 for its developed technology, assembled workforce, expected synergies and expanded market opportunities when integrating Radian6’s social solution technology with our current product offerings. In September 2011, we acquired Assistly for a total purchase price consideration of approximately $58.7 million. Assistly is a cloud-based provider of customer service solutions. We acquired Assistly for its developed help desk application technology in order to expand our customer service market opportunities in the small and emerging business market. We also entered into a definitive agreement to acquire Model Metrics to expand our mobile and social consulting services.

In fiscal 2010, we issued at par value $575.0 million of 0.75% convertible senior notes due on January 15, 2015 (the “Notes”). For 20 trading days during the 30 consecutive trading days ended January 31, 2011, April 30, 2011, July 31, 2011 and October 31, 2011, our common stock traded at a price exceeding 130 percent of the conversion price of $85.36 per share applicable to the Notes. Accordingly, based on the terms of the Notes, since February 1, 2011, the Notes were convertible at the option of the holder and continue to be convertible at the holders’ option for the quarter ending January 31, 2012. Upon conversion of any Notes, we will deliver cash up to the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock, cash, or a combination of both. Therefore, for the quarter ending January 31, 2012, the Notes will remain classified as a current liability on our condensed consolidated balance sheet.

We expect marketing and sales costs, which were 52 percent of our total revenues for the nine months ended October 31, 2011 and 47 percent for the same period a year ago, to continue to represent a substantial portion of total revenues in the future as we seek to add more paying subscribers, build greater brand awareness and attract new customers.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2012, for example, refer to the fiscal year ended January 31, 2012.

Segments

We have made several acquisitions to expand our business and offerings. For example in fiscal 2012, we acquired Radian6 to provide cloud based social media monitoring, measurement and engagement solutions. This and other acquisitions made over the past two years have allowed us to expand our offerings, presence and reach in various segments of the enterprise cloud computing market. While we have offerings in multiple enterprise cloud computing market segments, our business operates in one reportable segment because our decision making group evaluates our financial information and resources and assesses the performance of these resources on a consolidated basis only. Since we operate in one operating segment, all required financial segment information can be found in the consolidated financial statements.

Sources of Revenues

We derive our revenues from: (1) subscriptions fees from customers accessing our enterprise cloud computing application service; (2) support revenues from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; (3) professional services, which include consulting services such as process mapping and project management, and implementation services including systems integration, technical architecture and development, and data conversion; and (4) other revenue, which consists primarily of training fees. Subscription and support revenues accounted for approximately 94 percent of our total revenues during the nine months ended October 31, 2011. Subscription revenues are driven primarily by the number of paying subscribers, varying service types, the price of our service and service renewal rates. We define a “customer” as a separate and distinct buying entity (e.g., a company, a distinct business unit of a large corporation, a partnership, etc.) that has entered into a contract to access our enterprise cloud computing service. We define a “subscription” as a unique user account purchased by a customer for use by its employees or other customer-authorized users, and we refer to each such user as a “subscriber.” The number of paying subscriptions at each of our customers ranges from one to tens of thousands. None of our customers accounted for more than five percent of our revenues during the three and nine months ended October 31, 2011 and 2010, respectively.

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

Professional services and other revenues consist of fees associated with consulting and implementation services and training. Our consulting and implementation engagements are typically billed on a time and materials basis. We also offer a number of training classes on implementing, using and administering our service that are billed on a per person, per class basis. Our typical professional services payment terms provide that our customers pay us within 30 days of invoice.

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

Accordingly, the sequential quarterly changes in accounts receivable and the related deferred revenue during the first three quarters of our fiscal year are not necessarily indicative of the billing activity that occurs in the fourth quarter as displayed below:

	$1,426,943	$1,426,943	$1,426,943	$1,426,943
(in thousands)	April 30, 2011	July 31, 2011	October 31, 2011
Fiscal 2012
Accounts receivable, net	$270,816	$342,397	$312,331
Deferred revenue, current and noncurrent	915,133	935,266	917,821

	$1,426,943	$1,426,943	$1,426,943	$1,426,943
	April 30, 2010	July 31, 2010	October 31, 2010	January 31, 2011
Fiscal 2011
Accounts receivable, net	$183,612	$228,550	$258,764	$426,943
Deferred revenue, current and noncurrent	664,529	683,019	694,557	934,941

	$1,426,943	$1,426,943	$1,426,943	$1,426,943
	April 30, 2009	July 31, 2009	October 31, 2009	January 31, 2010
Fiscal 2010
Accounts receivable, net	$145,869	$168,842	$191,297	$320,956
Deferred revenue, current and noncurrent	549,373	549,010	545,435	704,348

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of subscription and support revenues primarily consists of expenses related to hosting our service and providing support, the costs of data center capacity, depreciation or operating lease expense associated with computer equipment and software, allocated overhead and amortization expense associated with capitalized software related to our application service and acquired developed technologies. We allocate overhead such as rent and occupancy charges based on headcount. Employee benefit costs and taxes are allocated based upon a percentage of total compensation expense. As such, general overhead expenses are reflected in each cost of revenue and operating expense category. Cost of professional services and other revenues consists primarily of employee-related costs associated with these services, including stock-based expenses, the cost of subcontractors and allocated overhead. The cost of providing professional services is significantly higher as a percentage of the related revenue than for our enterprise cloud computing subscription service due to the direct labor costs and costs of subcontractors.

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

We plan to continue to invest in marketing and sales by expanding our domestic and international selling and marketing activities, building brand awareness, attracting new customers and sponsoring additional marketing events. The timing of these marketing events, such as our annual and largest event, Dreamforce, will affect our marketing costs in a particular quarter. We expect that in the future, marketing and sales expenses will increase in absolute dollars and continue to be our largest cost.

General and Administrative. General and administrative expenses consist of salaries and related expenses, including stock-based expenses, for finance and accounting, legal, internal audit, human resources and management information systems personnel, legal costs, professional fees, other corporate expenses and allocated overhead. We expect that in the future, general and administrative expenses will increase in absolute dollars as we invest in our infrastructure and we incur additional employee related costs, professional fees and insurance costs related to the growth of our business and international expansion. We expect general and administrative costs as a percentage of total revenues to remain flat for the next several quarters.

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

The adoption of this updated accounting guidance did not have a material impact on our financial condition, results of operations or cash flows. As of October 31, 2011, the deferred professional services revenue and deferred costs under the previous accounting guidance are $41.0 million and $19.3 million, respectively, which will continue to be recognized over the related remaining subscription period.

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

We determined BESP by considering our overall pricing objectives and market conditions. Significant pricing practices taken into consideration include our discounting practices, the size and volume of our transactions, the customer demographic, the geographic area where our services are sold, our price lists, our go-to-market strategy, historical standalone sales and contract prices. The determination of BESP is made through consultation with and approval by management, taking into consideration the go-to-market strategy. As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes in relative selling prices, including both VSOE and BESP.

Deferred Revenue. The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription service described above and is recognized as the revenue recognition criteria are met. We generally invoice customers in annual or quarterly installments. Deferred revenue is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration, invoice timing and new business linearity within the quarter.

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

During the nine months ended October 31, 2011, we deferred $80.3 million of commission expenditures and we amortized $76.5 million to sales expense. During the same period a year ago, we deferred $65.2 million of commission expenditures and we amortized $57.6 million to sales expense. Deferred commissions on our condensed consolidated balance sheets totaled $120.4 million at October 31, 2011 and $116.6 million at January 31, 2011.

Business Combinations. We recognize separately from goodwill the fair value of assets acquired and liabilities assumed. Goodwill as of the acquisition date represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net tangible and intangible assets acquired and liabilities assumed. We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. Our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our condensed consolidated statements of operations.

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

We recognized stock-based expense of $159.2 million during the nine months ended October 31, 2011. The requirement to expense stock-based awards will continue to materially reduce our reported results of operations.

As of October 31, 2011, we had an aggregate of $582.3 million of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. We currently expect this stock compensation balance to be amortized as follows: $58.4 million during the remaining three months of fiscal 2012; $208.9 million during fiscal 2013; $179.0 million during fiscal 2014; $121.2 million during fiscal 2015 and $14.8 million during fiscal 2016. These amounts reflect only outstanding stock awards as of October 31, 2011 and assume no forfeiture activity. We expect to continue to issue stock-based awards to our employees in future periods, which will increase the stock compensation amortization in such future periods.

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

As of October 31, 2011, there were 3.3 million restricted stock awards and units outstanding. We plan to continue awarding restricted stock to our employees in the future. The restricted stock, which upon vesting entitles the holder to one share of common stock for each restricted stock, has an exercise price of $0.001 per share, which is equal to the par value of our common stock, and vests over four years. The fair value of the restricted stock is based on our closing stock price on the date of grant, and compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period.

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

Results of Operations

The following tables set forth selected data for each of the periods indicated (in thousands, unaudited).

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Revenues:
Subscription and support	$549,182	$402,948	$1,531,965	$1,122,611
Professional services and other	35,078	26,139	102,661	77,661

Total revenues	584,260	429,087	1,634,626	1,200,272
Cost of revenues:
Subscription and support	96,306	54,089	260,693	147,127
Professional services and other	32,259	28,042	91,848	84,375

Total cost of revenues	128,565	82,131	352,541	231,502

Gross profit	455,695	346,956	1,282,085	968,770
Operating expenses:
Research and development	76,049	47,305	214,734	130,357
Marketing and sales	304,571	200,544	842,043	558,812
General and administrative	85,232	63,951	254,016	181,713

Total operating expenses	465,852	311,800	1,310,793	870,882
Income (loss) from operations	(10,157)	35,156	(28,708)	97,888
Investment income	5,136	11,699	18,303	28,309
Interest expense	(3,859)	(7,374)	(11,376)	(21,619)
Other income (expense)	30	(921)	(4,001)	(4,659)

Income (loss) before benefit (provision) for income taxes and noncontrolling interest	(8,850)	38,560	(25,782)	99,919
Benefit (provision) for income taxes	5,094	(16,192)	18,288	(41,092)

Consolidated net income (loss)	(3,756)	22,368	(7,494)	58,827
Less: Net income attributable to noncontrolling interest	0	(1,296)	0	(5,266)

Net income (loss) attributable to salesforce.com	$(3,756)	$21,072	$(7,494)	$53,561

	As of
	October 31, 2011	January 31, 2011	October 31, 2010
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$1,296,693	$1,407,557	$1,802,440
Deferred revenue, current and noncurrent	917,821	934,941	694,557

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Revenues by geography:
Americas	$397,118	$292,540	$1,104,052	$826,493
Europe	103,864	76,464	300,315	208,851
Asia Pacific	83,278	60,083	230,259	164,928

	$584,260	$429,087	$1,634,626	$1,200,272

Cost of revenues and operating expenses include the following amounts related to stock-based awards (in thousands).

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Cost of revenues	$4,138	$2,357	$12,168	$8,617
Research and development	12,197	3,976	31,224	12,119
Marketing and sales	29,123	11,969	80,024	36,496
General and administrative	11,548	7,330	35,742	21,483

Cost of revenues and marketing and sales expenses include the following amounts related to amortization of purchased intangibles (in thousands).

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Amortization of purchased intangibles:
Cost of revenues	$17,469	$4,168	$42,937	$9,738
Marketing and sales	953	1,013	4,499	3,063

The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Revenues:
Subscription and support	94%	94%	94%	94%
Professional services and other	6	6	6	6

Total revenues	100	100	100	100

Cost of revenues:
Subscription and support	16	13	16	12
Professional services and other	6	6	6	7

Total cost of revenues	22	19	22	19

Gross profit	78	81	78	81
Operating expenses:
Research and development	13	11	13	11
Marketing and sales	52	47	52	47
General and administrative	15	15	15	15

Total operating expenses	80	73	80	73
Income (loss) from operations	(2)	8	(2)	8
Investment income	1	3	1	2
Interest expense	(1)	(2)	(1)	(2)
Other income (expense)	0	0	0	0

Income (loss) before benefit (provision) for income taxes and noncontrolling interest	(2)	9	(2)	8
Benefit (provision) for income taxes	1	(4)	1	(3)

Consolidated net income (loss)	(1)	5	(1)	5
Less: Net income attributable to noncontrolling interest	0	0	0	(1)

Net income (loss) attributable to salesforce.com	(1)%	5%	(1)%	4%

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Revenues by geography:
Americas	68%	68%	68%	69%
Europe	18	18	18	17
Asia Pacific	14	14	14	14

	100%	100%	100%	100%

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Stock-based awards:
Cost of revenues	1%	0%	1%	1%
Research and development	2	1	2	1
Marketing and sales	5	3	5	3
General and administrative	2	2	2	2

Three Months Ended October 31, 2011 and 2010

Revenues.

	Three Months Ended October 31,		Variance
(In thousands)	2011	2010	Dollars	Percent
Subscription and support	$549,182	$402,948	$146,234	36%
Professional services and other	35,078	26,139	8,939	34%

Total revenues	$584,260	$429,087	$155,173	36%

Total revenues were $584.3 million for the three months ended October 31, 2011, compared to $429.1 million during the same period a year ago, an increase of $155.2 million, or 36 percent. Subscription and support revenues were $549.2 million, or 94 percent of total revenues, for the three months ended October 31, 2011, compared to $402.9 million, or 94 percent of total revenues, during the same period a year ago. The increase in subscription and support revenues was due primarily to new customers, upgrades and additional subscriptions from existing customers and improved renewal rates as compared to a year ago. The price per user per month for our three primary offerings, Professional Edition, Enterprise Edition and Unlimited Edition, in the quarter ended October 31, 2011 has remained substantially consistent relative to prior periods. Professional services and other revenues were $35.1 million, or six percent of total revenues, for the three months ended October 31, 2011, compared to $26.1 million, or six percent of total revenues, for the same period a year ago. The increase in professional services and other revenues was due primarily to the improved utilization of existing headcount and a small benefit from the prospective adoption of the new revenue accounting guidance for multiple-deliverable arrangements.

Revenues in Europe and Asia Pacific accounted for $187.1 million, or 32 percent of total revenues, for the three months ended October 31, 2011, compared to $136.5 million, or 32 percent of total revenues, during the same period a year ago, an increase of $50.6 million, or 37 percent. The increase in revenues outside of the Americas was the result of the increasing acceptance of our service, our focus on marketing our service internationally and improved renewal rates. Additionally, the value of the U.S. dollar relative to foreign currencies contributed to an increase in U.S. dollar revenues outside of the Americas for the three months ended October 31, 2011 as compared to the same period a year ago. The foreign currency impact had the effect of increasing our aggregate revenues by $9.3 million compared to the same period a year ago. As part of our overall growth, we expect the percentage of our revenue generated outside of the Americas to increase as a percentage of our total revenues worldwide.

Cost of Revenues.

	Three Months Ended October 31,		Variance
(In thousands)	2011	2010	Dollars
Subscription and support	$96,306	$54,089	$42,217
Professional services and other	32,259	28,042	4,217

Total cost of revenues	$128,565	$82,131	$46,434

Percent of total revenues	22%	19%

Cost of revenues was $128.6 million, or 22 percent of total revenues, for the three months ended October 31, 2011, compared to $82.1 million, or 19 percent of total revenues, during the same period a year ago, an increase of $46.4 million. The increase in absolute dollars was primarily due to an increase of $6.3 million in employee-related costs, an increase of $11.2 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of $19.2 million in depreciation and amortization expenses, $13.3 million of which related to the amortization of acquired developed technology, an increase of $6.2 million in outside subcontractor and other service costs, an increase of $1.1 million in allocated overhead and an increase of $1.8 million in stock-based expenses. Gross profit margins for professional services and other improved over the same period a year ago primarily due to the improved utilization of existing headcount, a reduction in non-billable headcount since October 31, 2010 and a small benefit from the prospective adoption of the new revenue accounting guidance for multiple-deliverable arrangements.

We intend to continue to invest additional resources in our enterprise cloud computing application service and data center capacity. Additionally, the amortization of acquired developed technology will increase as we acquire additional businesses and technologies. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues in future periods.

Research and Development.

	Three Months Ended October 31,		Variance
(In thousands)	2011	2010	Dollars
Research and development	$76,049	$47,305	$28,744
Percent of total revenues	13%	11%

Research and development expenses were $76.0 million, or 13 percent of total revenues, for the three months ended October 31, 2011, compared to $47.3 million, or 11 percent of total revenues, during the same period a year ago, an increase of $28.7 million. The increase in absolute dollars was primarily due to an increase of $16.6 million in employee-related costs, an increase of $8.2 million in stock-based expenses and an increase of $2.2 million in allocated overhead. We increased our research and development headcount by 65 percent since October 31, 2010 in order to improve and extend our service offerings and develop new technologies. Some of the increase in headcount was due to acquired businesses.

Marketing and Sales.

	Three Months Ended October 31,		Variance
(In thousands)	2011	2010	Dollars
Marketing and sales	$304,571	$200,544	$104,027
Percent of total revenues	52%	47%

Marketing and sales expenses were $304.6 million, or 52 percent of total revenues, for the three months ended October 31, 2011, compared to $200.5 million, or 47 percent of total revenues, during the same period a year ago, an increase of $104.0 million. The increase in absolute dollars was primarily due to increases of $67.0 million in employee-related costs, $17.2 million in stock-based expenses, $13.3 million in advertising, marketing and event costs and $4.0 million in allocated overhead. Our largest annual marketing event, Dreamforce, occurred during the third quarter of fiscal 2012 and was held in the fourth quarter of the prior fiscal year. The costs associated with this event are reflected in the three months ended October 31, 2011 results. Our marketing and sales headcount increased by 43 percent since October 31, 2010 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. Some of the increase in headcount was due to acquired businesses.

General and Administrative.

	Three Months Ended October 31,		Variance
(In thousands)	2011	2010	Dollars
General and administrative	$85,232	$63,951	$21,281
Percent of total revenues	15%	15%

General and administrative expenses were $85.2 million, or 15 percent of total revenues, for the three months ended October 31, 2011, compared to $64.0 million, or 15 percent of total revenues, during the same period a year ago, an increase of $21.3 million. The increase was due to an increase of $14.4 million in employee-related costs, an increase of $4.2 million in stock-based expenses and an increase of $2.7 million in professional and outside service costs. Our general and administrative headcount increased by 46 percent since October 31, 2010 as we added personnel to support our growth.

Income (loss) from operations.

	Three Months Ended October 31,		Variance
(In thousands)	2011	2010	Dollars
Income (loss) from operations	$(10,157)	$35,156	$(45,313)
Percent of total revenues	(2)%	8%

Loss from operations for the three months ended October 31, 2011 was $10.2 million and included $57.0 million of stock-based expenses and $18.4 million of amortization of purchased intangibles. During the same period a year ago, operating income was $35.2 million and included $25.6 million of stock-based expenses and $5.2 million of amortization of purchased intangibles.

Investment income.

	Three Months Ended October 31,		Variance
(In thousands)	2011	2010	Dollars
Investment income	$5,136	$11,699	$(6,563)
Percent of total revenues	1%	3%

Investment income consists of income on cash and marketable securities balances. Investment income was $5.1 million for the three months ended October 31, 2011 and was $11.7 million during the same period a year ago. The decrease was primarily due to a reduction in realized gains from sales of marketable securities, the decrease in marketable securities balances and lower interest rates.

Interest expense.

	Three Months Ended October 31,		Variance
(In thousands)	2011	2010	Dollars
Interest expense	$(3,859)	$(7,374)	$3,515
Percent of total revenues	(1)%	(2)%

Interest expense consists primarily of interest on our Notes and capital leases. Interest expense was $3.9 million, net of interest costs capitalized, for the three months ended October 31, 2011 and was $7.4 million during the same period a year ago. During the three months ended October 31, 2011, we capitalized $4.2 million of interest costs related to major construction projects, specifically our campus project, which began during the fourth quarter of fiscal 2011, and our capitalized internal-use software development costs. Capitalized interest during the same period a year ago was immaterial. We will continue to capitalize interest on these projects until these assets are ready for service.

Other income (expense).

	Three Months Ended October 31,		Variance
(In thousands)	2011	2010	Dollars
Other income (expense)	$30	$(921)	$951

Other income (expense) primarily consists of realized gains and losses resulting from strategic investment activity and foreign currency transaction gains and losses. Other income (expense) increased primarily due to the net gain of $1.2 million from activity within our portfolio of noncontrolling equity and debt investments in privately-held companies offset by realized and unrealized losses on foreign currency transactions for the three months ended October 31, 2011 compared to the same period a year ago.

Benefit (provision) for Income Taxes.

	Three Months Ended October 31,		Variance
(In thousands)	2011	2010	Dollars
Benefit (provision) for income taxes	$5,094	$(16,192)	$21,286
Effective tax rate	58%	42%

The benefit for income taxes was $5.1 million for the three months ended October 31, 2011, compared to an income tax provision of $16.2 million during the same period a year ago.

Our effective tax rate for the three months ended October 31, 2011 was 58 percent, which was higher than the federal statutory rate of 35 percent. The higher tax rate was attributable to a detrimental foreign tax differential and non-deductible acquisition expenses, offset by state income taxes and Federal and California tax credits and the tax benefit from the May 2011 acquisition of Radian6. The combined effect of these tax items on a small net loss before income taxes was significant resulting in a high effective tax rate.

Our effective tax rate of 42 percent for the three months ended October 31, 2010 was higher than the federal statutory rate of 35 percent primarily due to state income taxes, a detrimental foreign tax rate differential, non-deductible acquisition expenses and the unfavorable impact of a change in California tax law, which was partially offset by California tax credits.

Nine Months Ended October 31, 2011 and 2010

Revenues.

	Nine Months Ended October 31,		Variance
(In thousands)	2011	2010	Dollars	Percent
Subscription and support	$1,531,965	$1,122,611	$409,354	36%
Professional services and other	102,661	77,661	25,000	32%

Total revenues	$1,634,626	$1,200,272	$434,354	36%

Total revenues were $1.6 billion for the nine months ended October 31, 2011, compared to $1.2 billion during the same period a year ago, an increase of $434.4 million, or 36 percent. Subscription and support revenues were $1.5 billion, or 94 percent of total revenues, for the nine months ended October 31, 2011, compared to $1.1 billion, or 94 percent of total revenues, during the same period a year ago. The increase in subscription and support revenues was due primarily to new customers, upgrades and additional subscriptions from existing customers and improved renewal rates as compared to a year ago. The price per user per month for our three primary offerings, Professional Edition, Enterprise Edition and Unlimited Edition, in the nine months ended October 31, 2011 has remained substantially consistent relative to prior periods. Professional services and other revenues were $102.7 million, or six percent of total revenues, for the nine months ended October 31, 2011, compared to $77.7 million, or six percent of total revenues, for the same period a year ago. The increase in professional services and other revenues was due primarily to the improved utilization of existing headcount, and a small benefit from the prospective adoption of the new revenue accounting guidance for multiple-deliverable arrangements.

Revenues in Europe and Asia Pacific accounted for $530.6 million, or 32 percent of total revenues, for the nine months ended October 31, 2011, compared to $373.8 million, or 31 percent of total revenues, during the same period a year ago, an increase of $156.8 million, or 42 percent. The increase in revenues outside of the Americas was the result of the increasing acceptance of our service, our focus on marketing our service internationally and improved renewal rates. Additionally, the value of the U.S. dollar relative to foreign currencies contributed to an increase in U.S. dollar revenues outside of the Americas for the nine months ended October 31, 2011 as compared to the same period a year ago. The foreign currency impact had the effect of increasing our aggregate revenues by $35.0 million compared to the same period a year ago. As part of our overall growth, we expect the percentage of our revenue generated outside of the Americas to increase as a percentage of our total revenues worldwide.

Cost of Revenues.

	Nine Months Ended October 31,		Variance
(In thousands)	2011	2010	Dollars
Subscription and support	$260,693	$147,127	$113,566
Professional services and other	91,848	84,375	7,473

Total cost of revenues	$352,541	$231,502	$121,039

Percent of total revenues	22%	19%

Cost of revenues was $352.5 million, or 22 percent of total revenues, for the nine months ended October 31, 2011, compared to $231.5 million, or 19 percent of total revenues, during the same period a year ago, an increase of $121.0 million. The increase in absolute dollars was primarily due to an increase of $11.4 million in employee-related costs, an increase of $29.8 million in service delivery costs, primarily due to our efforts in increasing data center capacity, an increase of $50.8 million in depreciation and amortization expenses, $33.2 million of which related to the amortization of acquired developed technology, an increase of $20.0 million in outside subcontractor and other service costs, an increase of $4.2 million in allocated overhead and an increase of $3.6 million in stock-based expenses. Gross profit margins for professional services and other improved over the same period a year ago primarily due to the improved utilization of existing headcount, a reduction in non-billable headcount since October 31, 2010 and a small benefit from the prospective adoption of the new revenue accounting guidance for multiple-deliverable arrangements.

We intend to continue to invest additional resources in our enterprise cloud computing application service and data center capacity. Additionally, the amortization of acquired developed technology will increase as we acquire additional businesses and technologies. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues in future periods.

Research and Development.

	Nine Months Ended October 31,		Variance
(In thousands)	2011	2010	Dollars
Research and development	$214,734	$130,357	$84,377
Percent of total revenues	13%	11%

Research and development expenses were $214.7 million, or 13 percent of total revenues, for the nine months ended October 31, 2011, compared to $130.4 million, or 11 percent of total revenues, during the same period a year ago, an increase of $84.4 million. The increase in absolute dollars was primarily due to an increase of $52.5 million in employee-related costs, an increase of $19.1 million in stock-based expenses, an increase of $7.8 million in allocated overhead, an increase of $2.4 million in test data lab costs and an increase of $1.2 million in outside subcontractor and other service costs. We increased our research and development headcount by 65 percent since October 31, 2010 in order to improve and extend our service offerings and develop new technologies. Some of the increase in headcount was due to acquired businesses.

Marketing and Sales.

	Nine Months Ended October 31,		Variance
(In thousands)	2011	2010	Dollars
Marketing and sales	$842,043	$558,812	$283,231
Percent of total revenues	52%	47%

Marketing and sales expenses were $842.0 million, or 52 percent of total revenues, for the nine months ended October 31, 2011, compared to $558.8 million, or 47 percent of total revenues, during the same period a year ago, an increase of $283.2 million. The increase in absolute dollars was primarily due to increases of $183.2 million in employee-related costs, $43.5 million in stock-based expenses, $26.1 million in advertising, marketing and event costs, $17.1 million in allocated overhead and the preliminary settlement of the California wage and hour case discussed in Note 6. Our largest annual marketing event, Dreamforce, occurred during the third quarter of fiscal 2012 and was held in the fourth quarter of the prior fiscal year. The costs associated with this event are reflected in the nine months ended October 31, 2011 results. Our marketing and sales headcount increased by 43 percent since October 31, 2010 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. Some of the increase in headcount was due to acquired businesses.

General and Administrative.

	Nine Months Ended October 31,		Variance
(In thousands)	2011	2010	Dollars
General and administrative	$254,016	$181,713	$72,303
Percent of total revenues	15%	15%

General and administrative expenses were $254.0 million, or 15 percent of total revenues, for the nine months ended October 31, 2011, compared to $181.7 million, or 15 percent of total revenues, during the same period a year ago, an increase of $72.3 million. The increase was primarily due to an increase of $40.0 million in employee-related costs, an increase of $14.3 million in stock-based expenses, an increase of $1.5 million in depreciation and amortization and an increase of $15.4 million of professional and outside service costs. Our general and administrative headcount increased by 46 percent since October 31, 2010 as we added personnel to support our growth.

Income (loss) from operations.

	Nine Months Ended October 31,		Variance
(In thousands)	2011	2010	Dollars
Income (loss) from operations	$(28,708)	$97,888	$(126,596)
Percent of total revenues	(2)%	8%

Loss from operations for the nine months ended October 31, 2011 was $28.7 million and included $159.2 million of stock-based expenses and $47.4 million of amortization of purchased intangibles. During the same period a year ago, operating income was $97.9 million and included $78.7 million of stock-based expenses and $12.8 million of amortization of purchased intangibles.

Investment income.

	Nine Months Ended October 31,		Variance
(In thousands)	2011	2010	Dollars
Investment income	$18,303	$28,309	$(10,006)
Percent of total revenues	1%	2%

Investment income consists of income on cash and marketable securities balances. Investment income was $18.3 million for the nine months ended October 31, 2011 and was $28.3 million during the same period a year ago. The decrease was primarily due to a reduction in realized gains from sales of marketable securities, the decrease in marketable securities balances and lower interest rates.

Interest expense.

	Nine Months Ended October 31,		Variance
(In thousands)	2011	2010	Dollars
Interest expense	$(11,376)	$(21,619)	$10,243
Percent of total revenues	(1)%	(2)%

Interest expense consists primarily of interest on our Notes and capital leases. Interest expense was $11.4 million, net of interest costs capitalized, for the nine months ended October 31, 2011 and was $21.6 million during the same period a year ago. During the nine months ended October 31, 2011, we capitalized $12.1 million of interest costs related to major construction projects, specifically our campus project, which began during the fourth quarter of fiscal 2011, and our capitalized internal-use software development costs. Capitalized interest during the same period a year ago was immaterial. We will continue to capitalize interest on these projects until these assets are ready for service.

Other income (expense).

	Nine Months Ended October 31,		Variance
(In thousands)	2011	2010	Dollars
Other income (expense)	$(4,001)	$(4,659)	$658

Other income (expense) primarily consists of realized gains and losses resulting from strategic investment activity and foreign currency transaction gains and losses. The decrease is primarily due to the net gain of $1.2 million from activity within our portfolio of noncontrolling equity and debt investments in privately-held companies offset by realized and unrealized losses on foreign currency transactions for the nine months ended October 31, 2011 compared to the same period a year ago.

Benefit (provision) for Income Taxes.

	Nine Months Ended October 31,		Variance
(In thousands)	2011	2010	Dollars
Benefit (provision) for income taxes	$18,288	$(41,092)	$59,380
Effective tax rate	71%	41%

The benefit for income taxes was $18.3 million for the nine months ended October 31, 2011, compared to an income tax provision of $41.1 million during the same period a year ago.

Our effective tax rate for the nine months ended October 31, 2011 was 71 percent, which was higher than the federal statutory tax rate of 35 percent. The higher tax rate was attributable to a detrimental foreign tax differential and non-deductible acquisition expenses, offset by state income taxes, Federal and California tax credits and the tax benefit from the May 2011 acquisition of Radian6. The combined effect of these tax items on a small net loss before income taxes was significant resulting in a high effective tax rate.

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

Liquidity and Capital Resources

At October 31, 2011, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1.3 billion and accounts receivable of $312.3 million.

Net cash provided by operating activities was $351.2 million during the nine months ended October 31, 2011 and $293.3 million during the same period a year ago. Cash provided by operating activities has historically been affected by: the amount of net income (loss); sales of subscriptions, support and professional services; changes in working capital accounts, particularly increases and seasonality in accounts receivable and deferred revenue as described above, the timing of commission and bonus payments, and the timing of collections from large enterprise customers; and add-backs of non-cash expense items such as depreciation and amortization, amortization of debt discount and the expense associated with stock-based awards.

Net cash used in investing activities was $332.4 million during the nine months ended October 31, 2011 and $679.8 million during the same period a year ago. The net cash used in investing activities during the nine months ended October 31, 2011 primarily related to the purchase of Assistly in September 2011, the purchase of Radian6 in May 2011, the purchase of Manymoon in February 2011, investment of cash balances, capital expenditures and strategic investments offset by proceeds from sales and maturities of marketable securities.

Net cash provided by financing activities was $63.4 million during the nine months ended October 31, 2011 and $3.4 million during the same period a year ago. Net cash provided by financing activities during the nine months ended October 31, 2011 consisted primarily of $90.4 million of proceeds from the exercise of employee stock options and $11.0 million of excess tax benefits from employee stock plans, offset by $21.8 million of principal payments on capital leases and $16.2 million of contingent consideration payments.

In January 2010, we issued the Notes and concurrently entered into convertible notes hedges (the “Note Hedges”) and separate warrant transactions (the “Warrants”). The Notes will mature on January 15, 2015, unless converted earlier.

For 20 trading days during the 30 consecutive trading days ended July 31, 2011 and October 31, 2011, our common stock traded at a price exceeding 130 percent of the conversion price of $85.36 per share applicable to the Notes. Accordingly, based on the terms of the Notes, the Notes were convertible at the option of the holder as of October 31, 2011 and continue to be convertible at the holders’ option for the quarter ending January 31, 2012. Upon conversion of any Notes, we will deliver cash up to the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock, cash or a combination of both. Therefore, for the quarter ending January 31, 2012, the Notes will remain classified as a current liability on our condensed consolidated balance sheet.

Our cash, cash equivalents and marketable securities are comprised primarily of corporate notes and obligations, U.S. agency obligations, U.S. treasury securities, mortgage backed securities, collateralized mortgage obligations, time deposits, money market mutual funds, government obligations and municipal securities.

As of October 31, 2011, we have a total of $11.2 million in letters of credit outstanding in favor of certain landlords for office space. To date, no amounts have been drawn against the letters of credit, which renew annually and mature at various dates through September 2021.

We do not have any special purpose entities, and other than operating leases we do not engage in off-balance sheet financing arrangements. Additionally, we currently do not have a bank line of credit. We may in the future raise additional funds for general corporate purposes.

Our principal commitments consist of obligations under leases for office space and co-location facilities for data center capacity and our development and test data center, and computer equipment and certain fixed assets. At October 31, 2011, the future non-cancelable minimum payments under these commitments were as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Period:
Remaining three months of fiscal 2012	$7,564	$30,484
Fiscal 2013	28,922	119,782
Fiscal 2014	24,505	95,830
Fiscal 2015	4,496	56,846
Fiscal 2016	1,925	49,727
Thereafter	1,123	125,190

Total minimum lease payments	68,535	$477,859

Less: amount representing interest	(3,554)

Present value of capital lease obligations	$64,981

Our lease agreements provide us with the option to renew. Our future operating lease obligations would change if we exercised these options and if we entered into additional operating lease agreements as we expand our operations.

We entered into a definitive agreement to acquire Model Metrics to expand our mobile and social consulting services for an estimated purchase consideration of approximately $57.6 million in cash, net of cash acquired. This transaction is expected to close in this fiscal fourth quarter, subject to customary closing conditions.

We anticipate making a tax payment of approximately $40.0 million during the first quarter of fiscal 2013 as a result of the Radian6 transaction.

We believe our existing cash, cash equivalents and short-term marketable securities and cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs over the next 12 months.

We may in the future enter into arrangements to acquire or invest in complementary businesses, joint ventures, services and technologies, and intellectual property rights. While we believe we have sufficient financial resources to do so, we may be required to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

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

Interest rate sensitivity

We had cash, cash equivalents and marketable securities totaling $1.3 billion at October 31, 2011. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least single A or better. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

An immediate increase or decrease in interest rates of 100-basis points at October 31, 2011 could result in a $21.0 million market value increase or reduction of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

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

For 20 trading days during the 30 consecutive trading days ended July 31, 2011 and October 31, 2011, our common stock traded at a price exceeding 130 percent of the conversion price of $85.36 per share applicable to the Notes. Accordingly, based on the terms of the Notes, the Notes were convertible at the option of the holder as of October 31, 2011 and continue to be convertible at the holders’ option for the quarter ending January 31, 2012. Upon conversion of any Notes, we will deliver cash up to the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock, cash or a combination of both. Therefore, for the quarter ending January 31, 2012, the Notes will remain classified as a current liability on our condensed consolidated balance sheet.

The Notes have a fixed annual interest rate of 0.75% and therefore, we do not have economic interest rate exposure on the Notes. However, the value of the Notes is exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our Notes is affected by our stock price. The total estimated fair value of our Notes at October 31, 2011 was $961.7 million and the fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the third quarter of fiscal 2012, which was $167.29.

We have an investment portfolio that includes strategic investments in public and privately-held companies, many of which are in the development stage. When our ownership interests are less than 20 percent and we do not have the ability to exert significant influence, we account for investments in non-marketable equity and debt securities of the privately-held companies using the cost method of accounting. Otherwise, we account for the investments using the equity method of accounting. At October 31, 2011, the fair value of these investments was $55.0 million.

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

In the ordinary course of business, we are involved in various legal proceedings and claims related to alleged infringement of third-party patents and other intellectual property rights, commercial, employment, wage and hour, and other claims.

We have been, and may in the future be, put on notice and/or sued by third parties for alleged infringement of their proprietary rights, including patent infringement. We evaluate these claims and lawsuits with respect to their potential merits, our potential defenses and counter claims, and the expected effect on us. Our technologies may be subject to injunction if they are found to infringe the rights of a third party. In addition, many of our subscription agreements require us to indemnify our customers for third-party intellectual property infringement claims, which could increase the cost to us of an adverse ruling on such a claim.

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

In general, the resolution of a legal matter could prevent us from offering our service to others, could be material to our financial condition or cash flows, or both, or could otherwise adversely affect our operating results.

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

Because our service is complex and we have incorporated a variety of new computer hardware and software which is developed in-house and acquired from third-party vendors, our service may have errors or defects that users identify after they begin using it that could result in unanticipated downtime for our subscribers and harm our reputation and our business. Internet-based services frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in our service and new errors in our existing service may be detected in the future. In addition, our customers may use our service in unanticipated ways that may cause a disruption in service for other customers attempting to access their data. As we acquire companies, we may encounter difficulty in incorporating the acquired technologies into our service and maintaining the quality standards that are consistent with our brand and reputation. Since our customers use our service for important aspects of their business, any errors, defects, disruptions in service or other performance problems with our service could hurt our reputation and may damage our customers’ businesses. If that occurs, customers could elect not to renew, or delay or withhold payment to us, we could lose future sales or customers may make warranty or other claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation.

Interruptions or delays in service from our third-party data center hosting facilities could impair the delivery of our service and harm our business.

We currently serve our customers from third-party data center hosting facilities located in the United States and other countries. Any damage to, or failure of, our systems generally could result in interruptions in our service. As we continue to add data centers and add capacity in our existing data centers, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Further, any damage to, or failure of, our systems generally could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

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

Additionally, some of the important factors that may cause our revenues, operating results and cash flows to fluctuate from quarter to quarter include:

•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ requirements;

•	the renewal rates for our service;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	changes in deferred revenue balances due to seasonality, the compounding effects of renewals, invoice duration, invoice timing and new business linearity;

•	the number of new employees added;

•	changes in our pricing policies whether initiated by us or as a result of intense competition;

•	the cost, timing and management effort for the introduction of new features to our service;

•	the rate of expansion and productivity of our sales force;

•	the length of the sales cycle for our service;

•	new product and service introductions by our competitors;

•	our success in selling our service to large enterprises;

•	variations in the revenue mix of editions of our service;

•	technical difficulties or interruptions in our service;

•	expenses related to developing our new global headquarters and increasing our data center capacity and expanding our data centers domestically and internationally;

•	changes in foreign currency exchange rates;

•	changes in interest rates and our mix of investments, which would impact our return on our investments in cash and marketable securities;

•	conditions, particularly sudden changes, in the financial markets have and may continue to impact the value of and access to our investment portfolio;

•	changes in the effective tax rates;

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

Our success depends substantially upon the continued services of our executive officers and other key members of management, particularly our Chief Executive Officer. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. Such changes in our executive management team may be disruptive to our business. We are also substantially dependent on the continued service of our existing development and operations personnel because of the complexity of our service and technologies. We do not have employment agreements with any of our executive officers, key management, development or operations personnel and they could terminate their employment with us at any time. The loss of one or more of our key employees or groups could seriously harm our business.

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

•

the issuance of shares of common stock by us, whether in connection with an acquisition, a capital raising transaction or upon conversion of some or all of our outstanding convertible senior notes due January 15, 2015 (the “Notes”); and

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

The Exhibits listed below are filed as part of this Form 10-Q

Exhibit 3.1(1)	Amended and Restated Certificate of Incorporation of Salesforce.com, Inc

Exhibit 3.2(2)	Amended and Restated Bylaws of salesforce.com, inc.

10.1*(3)	2006 Inducement Equity Incentive Plan, as amended and restated

10.2(4)	Assistly, Inc. 2009 Stock Plan

10.3	2004 Employee Stock Purchase Plan, as amended and restated

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS(5)	XBRL Instance Document

Exhibit 101.SCH(5)	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL(5)	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF(5)	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB(5)	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE(5)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from the Company’s registration statement on Form S-1 (No. 333-111289), Amendment No. 3, as filed with the Securities and Exchange Commission on April 20, 2004.
(2)	Incorporated by reference from the Company’s Form 8-K as filed with the Securities and Exchange Commission on January 14, 2011.
(3)	Incorporated by reference from the Company’s Form 8-K as filed with the Securities and Exchange Commission on September 23, 2011.

(4)	Incorporated by reference from the Company’s Form S-8 as filed with the Securities and Exchange Commission on September 27, 2011.
(5)	The financial information contained in these XBRL documents is unaudited and these are not the official publicly filed financial statements of salesforce.com, inc. The purpose of submitting these XBRL documents is to test the related format and technology, and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 29, 2011

salesforce.com, inc.

/s/ Graham Smith
Graham Smith Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)