Form 10-K
period 2012-01-31
SALESFORCE COM INC
filed 2012-03-09
CIK 1108524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing price of the Registrant’s Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was July 31, 2011, the aggregate market value of its shares (based on a closing price of $144.71 per share) held by non-affiliates was approximately $19.3 billion. Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that owned 5 percent or more of the Registrant’s outstanding Common Stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2012, there were approximately 137.0 million shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2012 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended January 31, 2012, are incorporated by reference in Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

salesforce.com, inc.

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) in Item 7, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our anticipated growth, the effect of general economic and market conditions, our business strategy and our plan to build our business, including our strategy to be the leading provider of enterprise cloud computing applications and platforms and to lead the industry shift to the social enterprise, our service performance and security, the expenses associated with new data centers, additional data center capacity, real estate and office facilities space, our operating results, new features and services, our strategy of acquiring or making investments in complementary companies, services and technologies, and intellectual property rights, our ability to successfully integrate acquired businesses and technologies, and the continued growth and ability to maintain deferred revenue and unbilled deferred revenue, our ability to protect our intellectual property rights, our ability to develop our brands, the effect of evolving government regulations, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the potential availability of additional tax assets in the future and related matters, the impact of expensing stock options, the sufficiency of our capital resources, and potential litigation involving us, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

ITEM 1.	BUSINESS

Overview

We are a leading provider of enterprise cloud computing and social enterprise solutions, and are dedicated to helping customers transform themselves into social enterprises. Social enterprises leverage social, mobile and open technologies to engage and collaborate with their customers and employees in new and powerful ways. Our technologies are targeted at businesses of all sizes and industries worldwide.

We were incorporated in Delaware in February 1999, and founded on the simple concept of delivering customer relationship management, or “CRM”, applications via the Internet or “cloud.” Cloud computing refers to the use of Internet-based computing, storage and connectivity technology to deliver a variety of different services. We introduced our first CRM service in February 2000. Since then, primarily through development and to a lesser extent acquisition, we have augmented our CRM service with new editions, services and enhanced features. In recent years, we have seen a broad shift in the information technology (“IT”) industry to social networking and the use of mobile devices. Industry analysts describe how social networking users have surpassed the total number of email users, how consumers are spending the majority of their time on the Internet using social websites, and how more people are browsing the Internet on mobile devices than on desktop computers. In fiscal 2012, to address this shift to social networking, we began to describe to companies of all sizes the benefits of becoming a social enterprise and how our service offerings could accelerate their transformation into becoming a social enterprise.

We have designed, developed and acquired applications and platforms that are easy-to-use and intuitive, that can be deployed rapidly, customized easily and integrated with other enterprise applications or platforms. We deliver our service through all of the market-leading Internet browsers and mobile devices. Customers who use our social enterprise applications and platforms are able to avoid much of the expense and complexity of traditional enterprise software development and implementations. As a result, our customers face less risk and lower upfront implementation and ongoing costs, and benefit from increased productivity and efficiency.

We market our social enterprise applications and platforms to businesses on a subscription basis, primarily through our direct sales efforts and to a lesser extent indirectly through partners. Through our platforms and other developer tools, we also encourage third parties to develop additional functionality and new applications that run on our platforms, but which are sold separately from, or in conjunction with, our social enterprise solution.

Our principal executive offices are located in San Francisco, California and our principal website address is www.salesforce.com. Our office address is The Landmark @ One Market, Suite 300, San Francisco, California 94105.

Cloud Computing

Cloud computing changes the way enterprise business applications are developed and deployed. Application developers no longer need to create and manage their own infrastructure of servers, storage, network devices, operating system software and development tools in order to create a business application. Instead, the entire infrastructure is managed by third parties who specialize in infrastructure management, and developers simply use an Internet browser to access the development environment. Application users can gain access to a variety of business applications via an Internet browser or mobile device on an as-needed basis, and are able to take advantage of a robust, secure, scalable and highly available application, with few or no implementation services required and without the cost and complexity of managing the hardware or software infrastructure in-house.

Historically, only large businesses could afford to make investments in enterprise resource planning, and sales, marketing and service applications to gain an enterprise-wide view of business information and automate and improve basic processes. Today, cloud applications are available to businesses of all sizes and across all industries because third parties manage the infrastructure. Our vision of enterprise cloud computing is based on a multi-tenant technology architecture, which enables cloud vendors like us to leverage a common infrastructure and software code base across all of our customers who benefit from access to the most current release of an application, periodic upgrades, more rapid innovation and the economies of a shared infrastructure.

In recent years, we have seen a shift from traditional enterprise software to enterprise cloud computing. We believe this shift to cloud computing provides significant benefits even beyond those associated with multi-tenant infrastructure. Businesses are able to realize many of the benefits offered by traditional enterprise software vendors, such as a comprehensive set of features and functionality and the ability to customize and integrate with other applications, while at the same time reducing the risks and lowering the total costs associated with owning enterprise software. As a result, we believe the continued emergence of cloud applications is bringing about a fundamental transformation in the enterprise software industry as businesses are offered the choice of replacing their purchased software with subscriptions to a wide range of application services.

We believe that cloud applications and their related success in the market are the most widely understood segment of enterprise cloud computing. However, enterprise cloud computing also includes building new applications on a cloud-based application development platform, also referred to as cloud platforms.

Application developers use cloud platform technology to build both custom applications for individual businesses or vertical industries, and horizontal applications to address standard business processes that can be sold to a broad range of potential customers. Application developers include corporate IT departments that typically develop applications for a company’s internal-use and independent software vendors (“ISVs”) that develop applications to sell to customers. Traditionally, these developers have needed to purchase, install, test and maintain complex software and hardware infrastructure to develop and deliver their applications. This requirement resulted in more time and resources being spent maintaining infrastructure and less time and resources being available to develop applications, with a resulting reduction in innovation and productivity levels.

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

The Social Enterprise

We believe that the next phase of cloud computing is again transforming enterprise software. Driven by the consumerization of IT, the next phase of cloud computing will have three key characteristics – it will be social, mobile and open. With the popularity of social networking websites, new ways to communicate and collaborate based on feeds and status updates have emerged. In the enterprise market, that means enabling employees, customers and partners to easily find, share and collaborate around information and business processes. In addition, with the wide adoption of mobile phones and tablets, customers now expect cloud computing technologies to work on these devices, fully leveraging functionality such as touch-screens, regardless of the carrier or operating system. Customers are increasingly focused on open standards, which enable developers to easily integrate our solution with applications and technology from other vendors, and we offer a Web services application programming interface (“API”) for programmatic access and integration. We call this the social enterprise, and we help our customers embrace the opportunities and meet the challenges it poses to businesses. We believe that companies must change the way they collaborate, communicate and share information with customers, employees and partners to stay competitive.

Our solution helps companies transform themselves into social enterprises by:

•

Creating customer social profiles: As users continue to adopt social technologies in their personal lives, they are coming to expect the same experience, communication features and benefits from business applications. Users want the business equivalents of “liking” on Facebook, “tweeting” on Twitter, and “connecting” on LinkedIn. In the social enterprise, a social customer profile captures all of this publicly available information, empowering every employee to support customers by knowing who they are and delivering a new and comprehensive level of service and experience.

•

Creating employee social networks: Many companies struggle to connect their employees with the best information and experts within their own company. Utilizing social features popularized by Facebook and Twitter – such as profiles, status updates and real-time feeds – employees can “follow” documents, people, business processes and application data. As a result, information is delivered directly to users, rather than making them search for it themselves. Companies can build private employee social networks that help employees rapidly collaborate across their company so they can engage, sell and service customers more effectively.

•

Creating customer social networks: Customer social networks allow companies to build stronger relationships with their customers on today’s most popular social channels. Companies can listen to, engage with and analyze what people are saying about them and create applications through which customers can interact with their brand. These applications utilize social and mobile technology, can be location-aware, and can be accessed from any device.

•

Product and partner social networks: In addition to customer social networks, social enterprises can also bring their products and partners into these networks. For example, businesses can provide real-time information to their customers about products, such as service needs or updates. In addition, partners are able to connect directly with customers through the same channels, thereby providing a consistent customer user experience.

Our solution is comprised of cloud applications and cloud platforms, as well as professional services to facilitate the adoption of our solution.

Our Cloud Applications for the Social Enterprise

We are a leading provider of enterprise cloud computing services, and are dedicated to helping customers transform themselves into social enterprises with our applications. Our primary applications are within our Sales Cloud and Service Cloud brands, but the combination of all the applications below allows our customers to transform themselves by connecting, engaging, selling, servicing, and collaborating with customers as well as improving internal automation and collaboration. Our primary applications are as follows:

•

Sales Cloud. The sales force automation features of our CRM application services are marketed under our Sales Cloud brand and focus on allowing our customers to better connect and sell to their customers. Through the Sales Cloud, users are able to be more productive through the automation of manual and repetitive tasks and access to better and more organized data about their current customers and prospects. Our customers are also able to establish a system and process for recording, tracking, and sharing information about sales opportunities, sales leads, sales forecasts, the sales process, and closed business, as well as managing sales territories. Customers are able to create social profiles of their customers, based on information from social networking services like Facebook, Twitter and LinkedIn. Our customers are also better able to manage unstructured information such as sales collateral, presentations, price lists, and video assets. In addition, the Sales Cloud encompasses partner relationship management functionality (including channel management and partner portals) and marketing automation (including campaigns, and return-on-investment tracking).

•

Service Cloud. Our customer service and support automation features are marketed under our Service Cloud brand and allow our customers to better service and engage with their customers. Through the Service Cloud, companies are able to maintain better relationships with their existing customers and more efficiently address a variety of service and support needs, such as advice about products and services, requests for repairs, complaints about faulty goods, and the need for additional goods and services. Using the Service Cloud, companies can access a comprehensive solution for their customer service interactions across every service channel: call centers with phone, email, and chat; Web portals for self-service and customer collaboration; and community interactions within social networks. In addition, built-in collaboration tools enable customer service agents to share information on how to better service customers.

•

Salesforce Chatter. Our Chatter application enables customers to create private employee social networks for companies of all sizes in order to improve employee collaboration. For current customers of our Sales and Service Cloud editions, Chatter is included free for all subscribers. In addition, we offer Chatter Plus edition, designed to provide access to Chatter for employees in customers’ organizations who are not current subscribers of a Sales or Service Cloud edition. We recently delivered new features, including Chatter Now for real-time collaboration, and Chatter Customer Groups enabling users to invite people outside their organizations, such as customers and partners, into their Chatter network to collaborate in a secure environment. Chatter is a core attribute of our Force.com platform and its social capabilities are an integral part of each of our application offerings and our Social Enterprise solution.

•

Salesforce Radian6. Our Radian6 application provides our customers a tool for social media monitoring and marketing. The application allows companies to listen, analyze, engage and measure their brand’s presence within social media. As a result, companies can better service their customers by listening to what their customers are saying about their brand online, and interacting and influencing conversations in real-time. For example, companies are able to measure the effectiveness of marketing campaigns, respond quickly and effectively in times of crisis, or even generate new customer leads through integration with our sales and service cloud applications.

•

Salesforce Data.com. We provide companies with a database of high-quality business contacts, company profiles and social insights. Delivered as a service, data.com integrates with our applications to provide the business data that helps companies increase their pipeline of sales leads and to improve engagement with existing customers.

Our Cloud Platforms for the Social Enterprise

Our cloud platforms provide application developers access to new capabilities that can be built into their business applications. These platforms include features popularized by social networking companies, such as profiles, status updates and feeds; and also the capability to extend applications for use on mobile devices. In addition, they run on our Database.com offering, an open enterprise database built for social and mobile computing.

Our cloud platforms allow both IT departments and ISV developers to use several programming languages to build their applications. Developers are able to use the most popular programming languages on our cloud platforms, such as Java and Ruby, to build their applications, and our cloud platforms support multiple other languages to provide developers openness and choice.

We have two platform offerings: Force.com and Heroku, and offer additional developer tools such as Database.com and the AppExchange. The details of these offerings are as follows:

•

The Force.com Platform. The Force.com cloud computing platform provides a feature set and technology environment for building business applications, including data models and objects to manage data, a workflow engine for managing collaboration of data between users, a user interface model to handle forms and other interactions, and a Web services API for programmatic access and integration. The Force.com platform provides the tools and infrastructure required to:

•	deploy our applications;

•	customize and integrate existing enterprise software applications;

•	create and deploy new business applications that are pre-integrated with our service and leverage the same user interface or customize the user interface specific to customer requirements; and

•	sample and deploy applications built by third parties from the AppExchange.

•

Heroku Platform. Heroku is a leading cloud platform for application developers to build and deploy social and mobile applications. Built on open standards, Heroku supports multiple frameworks, databases, and languages—including Java and Ruby. Most application developers choose to build applications on Heroku because they can utilize their existing skillsets. And, because it is delivered as a service, application developers can be more efficient, dedicating their time to writing code, not managing servers and application deployment.

•

Database.com. In 2010, we opened the multi-tenant database that underlies the Sales Cloud and Service Cloud applications to application developers so that they can more easily architect and build new mobile and social applications in the cloud. The service is open so it can be accessed using any language, any platform and any device. Database.com provides the functionality of a modern database, which must accommodate mobile devices and data generated by social media tools.

•

The AppExchange. The AppExchange is an online directory that provides customers a way to browse, sample, share, and install applications developed on our Force.com platform. Partners and developers can offer their applications and services for a fee on the AppExchange directory. This directory gives our users a way to find and install applications to expand their use of the Force.com platform to areas that are complementary to our social enterprise solution.

Professional Services

We offer consulting, deployment and training services to our customers to facilitate the adoption of our social enterprise services. We expanded our ability to provide these services to our customers in our acquisition of Model Metrics in December 2011. Consulting services consist of services such as business process mapping, project management services and guidance on best practices in using our service. Deployment services include systems integration, technical architecture and development, configuration and data conversion as well as developing and delivering customized education programs for our customers. Most of our consulting and deployment engagements are billed on a time and materials basis. We offer a number of traditional classroom and online educational classes that address topics such as deploying, using, administering and developing on our service. We also offer classes for our partners who deploy our service on behalf of our customers. We bill the traditional classroom and some of the online educational classes on a per person, per class basis. There is a selection of online educational classes available at no charge to customers that subscribe to our service.

As the reach of our enterprise cloud computing services has grown, partners and other third-party consulting and professional service providers play an integral part in providing these services to our customers.

Business Benefits of Using Our Solution

The key advantages of our solution include:

•

Secure, private, scalable and reliable delivery platform. The delivery platform for our service has been designed to provide our customers with privacy and high levels of performance, reliability, and security. We have built, and continue to invest in, a comprehensive security infrastructure, including firewalls, intrusion detection systems, and encryption for transmissions over the Internet, which we monitor and test on a regular basis. We built and maintain a multi-tenant application architecture that has been designed to enable our service to scale securely, reliably, and cost-effectively. Our multi-tenant application architecture maintains the integrity and separation of customer data while still permitting all customers to use the same application functionality simultaneously.

•

Rapid deployment. Our service can be deployed rapidly since our customers do not have to spend time procuring, installing or maintaining the servers, storage, networking equipment, security products, or other infrastructure hardware and software necessary to ensure a scalable and reliable service.

•

Ease of integration. Our platforms are designed to enable IT professionals to integrate our service with existing applications quickly and seamlessly. Our platforms provide a set of APIs that enable customers and independent software developers to both integrate our service with existing third-party, custom, and legacy applications and write their own application services that integrate with our service. For example, many of our customers use the Force.com API to move customer-related data from custom-developed and legacy applications into our service on a periodic basis to provide greater visibility into their activities.

•

High levels of user adoption. We have designed our service to be intuitive and easy to use. Since our service contains many tools and features recognizable to users of popular websites such as those of Amazon, Facebook, Google and Twitter, it has a more familiar user interface than typical enterprise applications. As a result, our users do not require substantial training on how to use and benefit from our service.

•

Rapid development of applications using the Force.com and Heroku platforms. Our customers and third-party developers can develop applications rapidly because of the ease of use and the benefits of a multi-tenant platform. We provide the capability for business users to easily customize our applications to suit their specific needs, and also a variety of programming language support so developers can code complex applications spanning multiple business processes and deliver them to multiple mobile devices.

•

Increasing innovation. By providing infrastructure and development environments on demand, we provide developers the opportunity to create new and innovative applications without having to invest in hardware and distribution. A developer with an idea for a new application can log on to our platforms, develop, test and support their system on Force.com or Heroku and make the application accessible for a fee to our customers.

•

Lower total cost of ownership. We enable customers to achieve significant upfront savings relative to the traditional enterprise software model. Customers benefit from the predictability of their future costs since they pay for the service on a per subscriber basis for the term of the subscription contract. All upgrades are included in our service, so customers are not burdened or disrupted by the periodic need to perform system upgrades. Because we deploy all upgrades on our servers, new features and functionality automatically become part of our service on the release date and therefore benefit all of our customers immediately.

Our Go-To-Market Strategy

Our objective is to help companies put customers and employees at the center of their businesses and transform themselves into social enterprises by the use of our applications and platforms. Not only do we want to be the leading provider of the social enterprise solution, we also want to offer additional social applications and have the leading cloud computing platforms upon which our customers and partners build applications.

Key elements of our strategy include:

•

Strengthening our existing Sales Cloud and Service Cloud applications and extending into new functional areas within the social enterprise. We designed our service to easily accommodate new features and functions. We intend to continue to add features and functions to our core service that we will make available to customers at no additional charge. We offer advanced editions for an additional subscription fee to customers that require enhanced CRM capabilities. We have a growing portfolio of cloud applications that serve different customer segments and markets. We have acquired several companies in complementary businesses, entered joint ventures and added services and technologies in an effort to strengthen and extend our Sales Cloud and Service Cloud application offerings. We expect to continue to make such investments and acquisitions in the future.

•

Leading the industry transformation to the social enterprise. We believe that the market transformation to cloud applications and platforms continues to be a growing trend in the information technology industry and that the next generation of enterprise computing is what we call the social enterprise. We believe the world is experiencing a social revolution. The number of social networking users has surpassed e-mail users, and people access the Internet more from mobile devices than from desktops. A core component of our business strategy is to enable companies to transform themselves into social enterprises through the use of our services.

•

Pursuing new customers and new territories aggressively. We believe that our social enterprise solution, cloud applications and cloud platforms provide significant value for businesses of any size. As a result, we will continue to aggressively target businesses of all sizes, primarily through our direct sales force. We have steadily increased and plan to continue to increase the number of direct sales professionals we employ, and we intend to develop additional distribution channels for our service. We have created several editions of our service to address the distinct requirements of businesses of different sizes. We also believe that there is a substantial market opportunity for our service outside of North America. We plan to continue to aggressively market to customers outside of North America by recruiting local sales and support professionals and by building partnerships that help us add customers in these regions.

•

Deepening relationships with our existing customer base. We believe there is significant opportunity to deepen our relationships with existing customers. As our customers realize the benefits of our service, we aim to either upgrade the customer to higher priced editions or sell more subscriptions by targeting additional functional areas and business units within the customer organization, and ultimately pursue enterprise-wide deployments. Our goal is to have our customers renew their subscriptions at the end of their contractual terms and we run customer success and other programs in an effort to secure renewals of existing customers.

•

Encouraging the development of third-party applications on our cloud computing platforms. Our Force.com and Heroku cloud computing platform enables existing customers, ISVs and third-party developers to develop and deliver cloud applications they have built in our multi-tenant environment. It is a platform on which applications can be created, tested, published, and run. In addition, these applications can be listed on the AppExchange, our online marketplace of cloud applications, or sold by ISVs. We believe the ecosystem of cloud developers and ISVs will address the business requirements of both current and potential customers.

Technology, Development and Operations

We deliver our service as a highly scalable, multi-tenant application. We use commercially available hardware and a combination of proprietary and commercially available software to provide our service. We have optimized our services to run on specific databases and operating systems using the tools and platforms best suited to serve our customers rather than providing software that must be written to different hardware, operating system and database platforms, or that depends upon a customer’s unique systems environment. Performance, functional depth and the usability of our service drive our technology decisions and product direction.

Our service treats all customers as logically separate tenants in central applications, databases and other resources. As a result, we are able to spread the cost of delivering our service across our user base. In addition, because we do not have to manage thousands of distinct applications with their own business logic and database schemas, we believe that we can scale our business faster than traditional software vendors. Moreover, we can focus our resources on building new functionality to deliver to our customer base as a whole rather than on maintaining an infrastructure to support each of their distinct applications.

Because of our multi-tenant and logically separated architecture, we are able to provide all of our customers with a service based on a single version of our applications. We are able to upgrade all of our customers at the same time with each release. As a result, we do not have to maintain multiple versions of our applications.

Our research and development efforts are focused on improving and enhancing the features, functionality and security of our existing service offerings as well as developing new services. In addition, from time to time we supplement our internal research and development activities with outside development resources and acquired technology.

Our customers access our service over the Internet through supported Internet browsers and mobile devices.

We currently serve our customers from third-party data center hosting facilities located in the United States and other countries.

Customers

We sell to businesses of all sizes. The number of paying subscriptions at each of our customers ranges from one to hundreds of thousands. None of our customers accounted for more than five percent of our revenues in fiscal 2012, 2011, or 2010.

Sources of Revenue

We derive our revenues primarily from subscription fees from our customers and support revenues from customers purchasing additional support beyond the standard support that is included in the basic subscription fee.

We generally recognize revenue ratably over the contract term, beginning on the commencement date of each contract. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

Sales, Marketing and Customer Support

We organize our sales and marketing programs by geographic regions, including the Americas, Europe, and Asia Pacific which includes Japan. Over 30 percent of our revenue comes from customers outside of the Americas.

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

Marketing

Our marketing strategy is to promote our brand and generate significant demand for our offerings. We use a variety of marketing programs to target our prospective and current customers, partners, and developers.

Our primary marketing activities include:

•	press and industry analyst relations to garner third-party validation and generate positive coverage for our company and product strategy;

•	user conferences and launch events, as well as participation in trade shows and industry events, to create customer awareness and prospect enthusiasm;

•	use of social network solutions such as Facebook, Twitter, LinkedIn and YouTube;

•	search engine marketing and advertising to drive traffic to our Web properties;

•	Web site development to engage and educate prospects and generate interest through product information and demonstrations, free trials, case studies, white papers, and marketing collateral;

•	email, direct mail, and phone campaigns to capture leads that can be funneled into our sales organization;

•	use of customer testimonials; and

•	sales tools and field marketing events to enable our sales organization to more effectively convert pipeline into completed transactions.

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

Competition

The market for our offerings is highly competitive, rapidly evolving and fragmented, and subject to changing technology, frequent introductions of new products and services, and as we have seen recently, consolidation. Many prospective customers have invested substantial personnel and financial resources to implement and integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to an enterprise cloud computing application service. Additionally, third party developers may be reluctant to build application services on our platform since they have invested in other competing technology platforms.

We compete primarily with vendors of packaged business software and companies offering cloud computing CRM applications. We also compete with internally developed applications and face, or expect to face, competition from enterprise software vendors and online service providers who may develop toolsets and products that allow customers to build new applications that run on the customers’ current infrastructure or as hosted services. Our current principal competitors include:

•	enterprise software application vendors;

•	cloud computing CRM application service providers;

•	traditional platform development environment companies; and

•	cloud computing development platform companies.

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

Employees

As of January 31, 2012, we had 7,785 employees. None of our employees are represented by a labor union.

Available Information

You can obtain copies of our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the SEC, and all amendments to these filings, free of charge from our Web site at http://www.salesforce.com/company/investor/sec-filings/ as soon as reasonably practicable following our filing of any of these reports with the SEC. You can also obtain copies free of charge by contacting our Investor Relations department at our office address listed above. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

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

Because our service is complex and incorporates a variety of hardware and proprietary and third-party software, our service may have errors or defects that could result in unanticipated downtime for our subscribers and harm to our reputation and our business. Internet-based services frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in our service and new errors in our service may be detected in the future. In addition, our customers may use our service in unanticipated ways that may cause a disruption in service for other customers attempting to access their data. As we acquire companies, we may encounter difficulty in incorporating the acquired technologies into our service and maintaining the quality standards that are consistent with our brand and reputation. Since our customers use our service for important aspects of their business, any errors, defects, disruptions in service or other performance problems could hurt our reputation and may damage our customers’ businesses. As a result, customers could elect to not renew, or delay or withhold payment to us, we could lose future sales or customers may make warranty or other claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation.

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

As part of our current disaster recovery arrangements, our production environment and all of our customers’ data is currently replicated in near real-time in a facility located in the United States. Companies and products added through acquisition may be temporarily served through alternate facilities. We do not control the operation of any of these facilities, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service. Even with the disaster recovery arrangements, our service could be interrupted.

As we continue to add data centers and add capacity in our existing data centers, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service.

If our security measures are breached and unauthorized access is obtained to a customer’s data or our data or our IT systems, our service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.

Our service involves the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. These security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise and result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information, or our IT systems. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data or IT systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our customers may authorize third-party technology providers on our AppExchange directory to access their customer data. Because we do not control the transmissions between our customers and third-party AppExchange technology providers, or the processing of such data by third-party AppExchange technology providers, we cannot ensure the integrity or security of such transmissions or processing. Any security breach could result in a loss of confidence in the security of our service, damage our reputation, negatively impact our future sales, disrupt our business and lead to legal liability.

Because we recognize revenue from subscriptions for our service over the term of the subscription, downturns or upturns in new business may not be immediately reflected in our operating results.

We generally recognize revenue from customers ratably over the terms of their subscription agreements, which are typically 12 to 24 months. As a result, most of the revenue we report in each quarter is the result of subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our service, and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

Our efforts to expand our service beyond the CRM market and to develop our existing service in order to keep pace with technological developments may not succeed and may reduce our revenue growth rate and/or harm our business.

We derive substantially all of our revenue from subscriptions to our CRM enterprise cloud computing application service, and we expect this will continue for the foreseeable future. The market for our Force.com cloud computing platform remains relatively new and it is uncertain whether our efforts will ever result in significant revenue for us. Further, the introduction of new services beyond the CRM market may not be successful, and early stage interest and adoption of such new services may not result in long term success or significant revenue for us. Our efforts to expand our service beyond the CRM market may not succeed and may reduce our revenue growth rate.

Additionally, if we are unable to develop enhancements to and new features for our existing service or new services that keep pace with rapid technological developments, our business will be harmed. The success of enhancements, new features and services depends on several factors, including the timely completion, introduction and market acceptance of the feature or edition. Failure in this regard may significantly impair our revenue growth. In addition, because our service is designed to operate on a variety of network hardware and software platforms using a standard browser, we will need to continuously modify and enhance our service to keep pace with changes in Internet-related hardware, software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market timely. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development or service delivery expenses. Any failure of our service to operate effectively with future network platforms and technologies could reduce the demand for our service, result in customer dissatisfaction and harm our business.

If we experience significant fluctuations in our rate of anticipated growth and fail to balance our expenses with our revenue forecasts, our results could be harmed.

Due to our evolving business model and the unpredictability of future general economic and financial market conditions, we may not be able to accurately forecast our rate of growth. We plan our expense levels and investment on estimates of future revenue and future anticipated rate of growth. We may not be able to adjust our spending quickly enough if the addition of new subscriptions or the renewal rate for existing subscriptions falls short of our expectations. A portion of our expenses may also be a fixed cost in nature for some minimum amount of time, such as with a datacenter contract or office lease, so it may not be possible to reduce costs in a timely manner or without the payment of fees to exit certain obligations early.

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

Our customers have no obligation to renew their subscriptions for our service after the expiration of their initial subscription period, which is typically 12 to 24 months, and in fact, some customers have elected not to renew. In addition, our customers may renew for fewer subscriptions, renew for shorter contract lengths, or renew for lower cost editions of our service. We cannot accurately predict renewal rates given our varied customer base of enterprise and small and medium size business customers and the number of multiyear subscription contracts. Our renewal rates may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with our service, customers’ spending levels, decreases in the number of users at our customers, pricing changes and deteriorating general economic conditions. If our customers do not renew their subscriptions for our service or reduce the number of paying subscriptions at the time of renewal, our revenue will decline and our business will suffer.

Our future success also depends in part on our ability to sell additional features and services, more subscriptions or enhanced editions of our service to our current customers. This may also require increasingly sophisticated and costly sales efforts that are targeted at senior management. Similarly, the rate at which our customers purchase new or enhanced services depends on a number of factors, including general economic conditions and that our customers do not react negatively to any price changes related to these additional features and services. If our efforts to upsell to our customers are not successful and negative reaction occurs, our business may suffer.

We rely on third-party computer hardware and software that may be difficult to replace or which could cause errors or failures of our service.

We rely on computer hardware purchased or leased and software licensed from third parties in order to offer our service, including database software from Oracle Corporation. This hardware and software may not continue to be available at reasonable prices or on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could significantly increase our expenses and otherwise result in delays in the provisioning of our service until equivalent technology is either developed by us, or, if available, is identified, obtained through purchase or license and integrated. Any errors or defects in third-party hardware or software could result in errors or a failure of our service which could harm our business.

Weakened global economic conditions may adversely affect our industry, business and results of operations.

Our overall performance depends in part on worldwide economic conditions. The United States and other key international economies have experienced in the past a downturn in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. The European Union continues to face great economic uncertainty which could impact the overall world economy or various other regional economies. These conditions affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our enterprise cloud computing services, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts, or affect renewal rates, all of which could adversely affect our operating results.

Our quarterly results can fluctuate and our stock price and the value of your investment could decline substantially.

Our quarterly operating results are likely to fluctuate. For example, our fiscal fourth quarter has historically been our strongest quarter for new business and renewals. The year-over-year compounding effect of this seasonality in billing patterns and overall new business and renewal activity causes the value of invoices that we generate in the fourth quarter to continually increase in proportion to our billings in the other three quarters of our fiscal year.

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

•

changes in deferred revenue balances and unbilled revenue balances, which are not reflected in the balance sheet, due to seasonality, the compounding effects of renewals, invoice duration, invoice timing and new business linearity;

•	the number of new employees;

•	changes in our pricing policies and terms of contracts, whether initiated by us or as a result of competition;

•	the cost, timing and management effort for the introduction of new features to our service;

•	the rate of expansion and productivity of our sales force;

•	the length of the sales cycle for our service;

•	new product and service introductions by our competitors;

•	our success in selling our service to large enterprises;

•	variations in the revenue mix of editions of our service;

•	technical difficulties or interruptions in our service;

•	expenses related to our real estate, our office leases and our data center capacity and expansion;

•	changes in foreign currency exchange rates;

•	changes in interest rates and our mix of investments, which would impact our return on our investments in cash and marketable securities;

•	conditions, particularly sudden changes, in the financial markets have and may continue to impact the value of and access to our investment portfolio;

•

changes in the effective tax rates due to changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses as a result of acquisitions, compensation, the valuation of deferred tax assets and liabilities and changes in federal, state or international tax laws and accounting principles;

•

general economic conditions that may adversely affect either our customers’ ability or willingness to purchase additional subscriptions or upgrade their service, or delay a prospective customers’ purchasing decision, or reduce the value of new subscription contracts, or affect renewal rates;

•	timing of additional investments in our enterprise cloud computing application and platform services and in our consulting service;

•	regulatory compliance costs;

•	the timing of customer payments and payment defaults by customers;

•	costs associated with acquisitions and subsequent integration of companies and technologies;

•	extraordinary expenses such as litigation or other dispute-related settlement payments;

•	any adverse resolution to income tax audits in any tax jurisdictions throughout the world;

•	the impact of new accounting pronouncements;

•	equity issuances, including as consideration in acquisitions or due to the conversion of our outstanding convertible notes at the election of the note holders; and

•	the timing of stock awards to employees and the related adverse financial statement impact of having to expense those stock awards ratably over their vesting schedules.

Many of these factors are outside of our control, and the occurrence of one or more of them might cause our operating results to vary widely. As such, we believe that quarter-to-quarter comparisons of our revenues, operating results and cash flows may not be meaningful and should not be relied upon as an indication of future performance.

Additionally, we may fail to meet or exceed the expectations of securities analysts and investors, and the market price of our common stock could decline. If one or more of the securities analysts who cover us adversely change their recommendation regarding our stock, the market price of our common stock could decline. Moreover, our stock price may be based on expectations, estimates or forecasts of our future performance that may be unrealistic or that may not be met. Further, our stock price may fluctuate based on reporting by the financial media, including television, radio and press reports and blogs.

The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.

The market for enterprise cloud computing applications and platform services is highly competitive, rapidly evolving and fragmented, and subject to changing technology, shifting customer needs and frequent introductions of new products and services. We compete primarily with vendors of packaged CRM software and companies offering on-demand CRM applications. We also compete with internally developed applications and face, or expect to face, competition from enterprise software vendors and online service providers who may develop toolsets and products that allow customers to build new applications that run on the customers’ current infrastructure or as hosted services. Our current competitors include:

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

As part of our business strategy, we periodically make investments in, or acquisitions of, complementary businesses, joint ventures, services and technologies and intellectual property rights, and we expect that we will continue to make such investments and acquisitions in the future. Acquisitions and investments involve numerous risks, including:

•	the potential failure to achieve the expected benefits of the combination or acquisition;

•	difficulties in and the cost of integrating operations, technologies, services and personnel;

•	diversion of financial and managerial resources from existing operations;

•	risk of entering new markets in which we have little or no experience or where competitors may have stronger market positions;

•	potential write-offs of acquired assets or investments, and potential financial and credit risks associated with acquired customers;

•	potential loss of key employees;

•	inability to generate sufficient revenue to offset acquisition or investment costs;

•	the inability to maintain relationships with customers and partners of the acquired business;

•	the difficulty of incorporating acquired technology and rights into our products and services and of maintaining the security standards consistent with our other services;

•	potential unknown liabilities associated with the acquired businesses;

•	unanticipated expenses related to acquired technology and its integration into existing technology;

•

negative impact to our results of operations because of the depreciation and amortization of amounts related to acquired intangible assets, fixed assets and deferred compensation, and the loss of acquired deferred revenue;

•	delays in customer purchases due to uncertainty related to any acquisition;

•	the need to implement controls, procedures and policies appropriate for a public company at private companies that we acquire;

•	challenges caused by distance, language and cultural differences; and

•	the tax effects of any such acquisitions.

In addition, if we finance acquisitions by issuing equity or convertible or other debt securities, our existing stockholders may be diluted or we could face constraints related to the terms of and repayment obligation related to the incurrence of indebtedness which could affect the market price of our common stock. Further, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects may be seriously harmed and the value of your investment may decline.

If the market for our technology delivery model and enterprise cloud computing services develops more slowly than we expect, our business could be harmed.

Our success also depends on the willingness of third-party developers to build applications that are complementary to our service. Without the development of these applications, both current and potential customers may not find our service sufficiently attractive. In addition, for those customers who authorize a third-party technology partner access to their data, we do not provide any warranty related to the functionality, security and integrity of the data transmission or processing. Despite contract provisions to protect us, customers may look to us to support and provide warranties for the third-party applications, which may expose us to potential claims, liabilities and obligations for applications we did not develop or sell.

Supporting our existing and growing customer base could strain our personnel resources and infrastructure, and if we are unable to scale our operations and increase productivity, we may not be able to successfully implement our business plan.

We continue to experience significant growth in our customer base, which has placed a strain on our management, administrative, operational and financial infrastructure. We anticipate that additional investments in our infrastructure, research and development, and real estate spending will be required to scale our operations and increase productivity, to address the needs of our customers, to further develop and enhance our service, to expand into new geographic areas, and to scale with the overall growth of our Company.

Our success will depend in part upon the ability of our senior management to manage our projected growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed. To manage the expected domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls, our reporting systems and procedures, and our utilization of real estate. The additional investments we are making will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully scale our operations and increase productivity, we will be unable to execute our business plan.

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

Periodic changes to our sales organization can be disruptive and may reduce our rate of growth.

We periodically change and make adjustments to our sales organization in response to market opportunities, competitive threats, management changes, product introductions or enhancements, acquisitions, sales performance, increases in sales headcount, cost levels and other internal and external considerations. In the past, these changes sometimes resulted in a temporary lack of focus and reduced productivity; these effects could recur in connection with any future sales changes we might undertake and our rate of revenue growth could be negatively affected. In addition, any significant change to the way we structure our compensation of our sales organization may be disruptive and may affect our revenue growth.

Sales to customers outside the United States expose us to risks inherent in international sales.

We sell our service throughout the world and are subject to risks and challenges associated with international business. For example, sales in Europe and Asia Pacific together represented approximately 32 percent of our total revenues for the year ended January 31, 2012, and we intend to continue to expand our international sales efforts. The risks and challenges associated with sales to customers outside the United States include:

•	localization of our service, including translation into foreign languages and associated expenses;

•	laws and business practices favoring local competitors;

•	compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

•

pressure on the creditworthiness of sovereign nations, particularly in Europe, where we have customers and a small balance of our cash, cash equivalents, and marketable securities. Liquidity issues or political actions by sovereign nations could result in decreased values for our cash, cash equivalents and marketable securities balances;

•	regional data privacy laws that apply to the transmission of our customers’ data across international borders;

•

treatment of revenue from international sources and changes to tax codes, including being subject to foreign tax laws and being liable for paying withholding income or other taxes in foreign jurisdictions;

•	foreign currency fluctuations and controls;

•	different pricing environments;

•	difficulties in staffing and managing foreign operations;

•	different or lesser protection of our intellectual property;

•	longer accounts receivable payment cycles and other collection difficulties;

•	natural disasters, acts of war, terrorism, pandemics or security breaches; and

•	regional economic and political conditions.

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

We are involved in various legal matters arising from the normal course of business activities. These may include claims, suits, government investigations and other proceedings involving alleged infringement of third-party patents and other intellectual property rights, and commercial, labor and employment, wage and hour, and other matters.

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

Any adverse determination related to intellectual property claims or other litigation could prevent us from offering our service to others, could be material to our financial condition or cash flows, or both, or could otherwise adversely affect our operating results. In addition, depending on the nature and timing of any such dispute, a resolution of a legal matter could materially affect our future results of operation or cash flows or both.

In addition, our exposure to risks associated with various claims, including the use of intellectual property, may be increased as a result of acquisitions of other companies. For example, we may have a lower level of visibility into the development process with respect to intellectual property or the care taken to safeguard against infringement risks with respect to the acquired company or technology. In addition, third parties may make infringement and similar or related claims after we have acquired technology that had not been asserted prior to our acquisition.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology, and our business may be harmed. In addition, defending our intellectual property rights may entail significant expense. Any of our patents, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. While we have some U.S. patents and many U.S. and international patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications. In addition, our existing patents and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our service is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

We may be required to spend significant resources to monitor and protect our intellectual property rights. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel.

Privacy concerns and laws, evolving regulation of the Internet, cross-border data transfers and other domestic or foreign regulations may limit the use and adoption of our solution and adversely affect our business.

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign governments and agencies becomes more likely. For example, we believe increased regulation is occurring in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for our solutions and restricting our ability to store, process and share data with our customers.

Our customers can use our service to store contact and other personal or identifying information regarding their customers and contacts. Federal, state and foreign governments and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information obtained from consumers and individuals in addition to laws and regulations that impact the cross-border transfer of personal information. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the businesses of our customers may limit the use and adoption of our service and reduce overall demand for it, or lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws. Furthermore, privacy concerns may cause our customers’ customers to resist providing the personal data necessary to allow our customers to use our service effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our service in certain industries.

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

If we fail to develop and maintain our brands, our business may suffer.

We believe that developing and maintaining awareness of the salesforce.com brand and our other brands is critical to achieving widespread acceptance of our existing and future services and is an important element in attracting new customers. We have incurred and expect to continue to incur significant expense to build our brands. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brands. If we fail to successfully promote and maintain our brands, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.

We may lose key members of our management team or development and operations personnel, and may be unable to attract and retain employees we need to support our operations and growth.

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

We may not realize any benefits in connection with our purchase of undeveloped land in San Francisco. If we do not realize any benefits, our financial performance may be negatively impacted.

In November 2010, we purchased approximately 14 acres of undeveloped real estate in San Francisco, California, including entitlements and improvements associated with the land. We may not realize any benefits with respect to the purchase of such real estate. We have devoted significant capital resources to the purchase, and if we develop the real estate will be required to devote substantial additional resources in the future, which may impact our liquidity and financial flexibility. Finally, real estate assets are not as liquid as certain other types of assets. In the event that we cease development of the real estate in the future or have a future need to sell this property, we may not be able to do so on favorable terms, or at all, and our financial results may be negatively impacted.

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

Risks Relating to Capitalization Matters

The market price of our common stock is likely to be volatile and could subject us to litigation.

The trading prices of the securities of technology companies have been highly volatile. Accordingly, the market price of our common stock has been and is likely to continue to be subject to wide fluctuations. Factors affecting the market price of our common stock include:

•

variations in our operating results, earnings per share, cash flows from operating activities, deferred revenue and other financial metrics and non-financial metrics, and how those results compare to analyst expectations;

•	forward looking guidance to industry and financial analysts related to future revenue and earnings per share;

•	the net increases in the number of customers, either independently or as compared with published expectations of industry, financial or other analysts that cover our company;

•	changes in the estimates of our operating results or changes in recommendations by securities analysts that elect to follow our common stock;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	announcements by us or by our competitors of mergers or other strategic acquisitions, or rumors of such transactions involving us or our competitors;

•	announcements of customer additions and customer cancellations or delays in customer purchases;

•	recruitment or departure of key personnel;

•	disruptions in our service due to computer hardware, software, network or data center problems;

•	the economy as a whole, market conditions in our industry and the industries of our customers;

•	trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding common stock;

•

the issuance of shares of common stock by us, whether in connection with an acquisition, a capital raising transaction or upon conversion of some or all of our outstanding convertible senior notes; and

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

Provisions in our amended and restated certificate of incorporation and bylaws, Delaware law and our outstanding convertible notes might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the market price of our common stock.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of January 31, 2012, our executive offices and principal office for domestic marketing, sales, professional services and development occupy over 650,000 square feet in the San Francisco Bay Area under leases that expire at various times through April 2021. We also lease space in various locations throughout the United States for local sales and professional services personnel. Our foreign subsidiaries lease office space for their operations including local sales and professional services personnel.

We believe that our existing facilities and offices are adequate to meet our current requirements. See Note 7, “Commitments,” in the Notes to the Consolidated Financial Statements for more information about our lease commitments. If we require additional space, we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.

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

The outcome of any litigation, regardless of its merits, is inherently uncertain. Any intellectual property claims and other lawsuits, and the disposition of such claims and lawsuits, could be time-consuming and expensive to resolve, divert our attention from executing our business plan, lead to attempts on the part of other parties to seek similar claims and, in the case of intellectual property claims, require us to change our technology, change our business practices and/or pay monetary damages or enter into short- or long-term royalty or licensing agreements.

In general, the resolution of a legal matter could prevent us from offering our service to others, could be material to our financial condition or cash flows, or both, or could otherwise adversely affect our operating results.

We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. In our opinion, resolution of all current matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or financial position. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect our future results of operations or cash flows, or both, of a particular quarter.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding our current executive officers (in alphabetical order):

Name	Age	Position
Marc Benioff	47	Chairman of the Board of Directors and Chief Executive Officer
Parker Harris	45	Executive Vice President, Technology
George Hu	37	Chief Operating Officer
Hilarie Koplow-McAdams	48	President, Commercial and SMB Unit
Burke Norton	45	Executive Vice President and Chief Legal Officer
Graham Smith	52	Executive Vice President and Chief Financial Officer
Frank van Veenendaal	52	Vice Chairman

Marc Benioff co-founded salesforce.com in February 1999 and has served as Chairman of the Board of Directors since inception. He has served as Chief Executive Officer since November 2001. From 1986 to 1999, Mr. Benioff was employed at Oracle Corporation, where he held a number of positions in sales, marketing and product development, lastly as a Senior Vice President. Mr. Benioff also serves as Chairman of the Board of Directors of the salesforce.com/foundation. Mr. Benioff received a Bachelor of Science in Business Administration (B. S. B. A.) from the University of Southern California, where he is also on the Board of Trustees.

Parker Harris co-founded salesforce.com in February 1999 and served in senior technical positions since inception. Since December 2004, Mr. Harris has served as our Executive Vice President, Technology. From October 1996 to February 1999, Mr. Harris was a Vice President at Left Coast Software, a Java consulting firm he co-founded. Mr. Harris received a B.A. from Middlebury College.

George Hu has served as our Chief Operating Officer since November 2011. Previously, Mr. Hu served as our Executive Vice President, Platform and Marketing from August 2010 to November 2011, our Executive Vice President, Marketing and Alliances from February 2009 to August 2010, our Executive Vice President, Marketing, Applications and Education from December 2007 to February 2009, our Chief Marketing Officer from October 2006 through December 2007, our Senior Vice President and General Manager, Applications from January to October 2006 and our Vice President, Product Marketing from October 2004 to January 2006. Mr. Hu has also served in various management positions in marketing since joining salesforce.com in March 2002. Mr. Hu received an A.B. from Harvard College and an M.B.A. from Stanford University.

Hilarie Koplow-McAdams has served as our President, Commercial and SMB Unit since February 2012. Prior to that Ms. Koplow-McAdams served as our Executive Vice President, Worldwide Sales from July 2008 to February 2012. Prior to salesforce.com, Ms. Koplow-McAdams was at Intuit, Inc., a provider of business and financial management software, and served as its Vice President of Direct Sales from 2006 to 2008. In addition to Intuit, Inc., she served at Oracle Corporation, in various senior sales roles. Ms. Koplow-McAdams holds a Master’s degree in public policy from the University of Chicago and a B.A. from Mills College.

Burke Norton has served as our Executive Vice President and Chief Legal Officer since October 2011. From October 2006 to October 2011, Mr. Norton was Executive Vice President, General Counsel and Secretary and a member of the office of the chairman at Expedia, Inc. Previously, Mr. Norton was a partner at the law firm of Wilson Sonsini Goodrich & Rosati P.C., where he practiced corporate and securities law for 11 years, representing clients in the enterprise software, telecommunications, semiconductor, life sciences, entertainment and ecommerce industries. Mr. Norton holds a J.D. from the University of California, Berkeley School of Law.

Graham Smith has served as our Executive Vice President and Chief Financial Officer since March 2008. Prior to that, Mr. Smith served as our Executive Vice President and Chief Financial Officer Designate from December 2007 to March 2008. Prior to salesforce.com, Mr. Smith was at Advent Software, Inc., a provider of portfolio management software, and served as its Chief Financial Officer from January 2003 to December 2007. In addition to Advent Software, he served as Chief Financial Officer of Vitria Technology and Nuance Communications, and also served at Oracle Corporation, in various senior finance roles, lastly as Vice President of Finance for worldwide operations. Mr. Smith holds a B.Sc. from Bristol University in England and qualified as a member of the Institute of Chartered Accountants in England and Wales.

Frank van Veenendaal has served as Vice Chairman since February 2012. Prior to that Mr. van Veenendaal served as our President, Worldwide Sales and Services from October 2009 to February 2012. Prior to this position, he was our Chief Sales Officer and President, Worldwide Sales from September 2008 to October 2009, our President, Global Corporate Sales and North American Operations from December 2007 to September 2008 and our President, Worldwide Corporate Sales and Services from February 2007 to December 2007. Since joining us in 2001, Mr. van Veenendaal has also served in various sales management positions, including Senior Vice President, North America Sales. From 1995 to 2001, Mr. van Veenendaal was Senior Vice President of Sales of Actuate Corporation, a software company. Mr. van Veenendaal received a B.S. from Rensselaer Polytechnic Institute.

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

	High	Low
Fiscal year ending January 31, 2012
First quarter	$143.08	$120.01
Second quarter	$159.32	$128.96
Third quarter	$145.66	$110.86
Fourth quarter	$136.60	$97.48

Fiscal year ending January 31, 2011
First quarter	$88.70	$62.08
Second quarter	$100.07	$77.52
Third quarter	$123.14	$96.41
Fourth quarter	$150.58	$110.15

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

Stockholders

As of January 31, 2012 there were 125 registered stockholders of record of our common stock, including The Depository Trust Company, which holds shares of salesforce.com common stock on behalf of an indeterminate number of beneficial owners.

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

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and the Nasdaq Computer & Data Processing Index for the period beginning on June 23, 2004 (the date our common stock commenced trading on the New York Stock Exchange) through January 31, 2012, assuming an initial investment of $100. Data for the Standard & Poor’s 500 Index and the Nasdaq Computer & Data Processing Index assume reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Comparison of Cumulative Total Return of salesforce.com, inc.

	6/23/2004	1/31/2005	1/31/2006	1/31/2007	1/31/2008	1/31/2009	1/31/2010	1/31/2011	1/31/2012
salesforce.com	100.00	124.55	373.18	398.45	471.91	241.91	577.73	1,174.00	1,061.82
S&P 500 Index	100.00	103.25	111.89	125.71	120.50	72.19	93.86	112.42	114.72
Nasdaq Computer & Data Processing Index	100.00	100.45	111.93	116.62	117.84	71.02	116.00	153.34	162.74

Recent Sales of Unregistered Securities

None

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for fiscal 2012, 2011, and 2010, and the selected consolidated balance sheet data as of January 31, 2012 and 2011 are derived from, and are qualified by reference to, the audited consolidated financial statements and are included in this Form 10-K. The consolidated statement of operations data for fiscal 2009 and 2008 and the consolidated balance sheet data as of January 31, 2010, 2009 and 2008 are derived from audited consolidated financial statements which are not included in this Form 10-K.

(in thousands, except per share data)	Fiscal Year Ended January 31,
	2012	2011	2010	2009	2008
Consolidated Statement of Operations:
Revenues:
Subscription and support	$2,126,234	$1,551,145	$1,209,472	$984,574	$680,581
Professional services and other	140,305	105,994	96,111	92,195	68,119

Total revenues	2,266,539	1,657,139	1,305,583	1,076,769	748,700
Cost of revenues (1):
Subscription and support	360,758	208,243	159,172	127,082	91,268
Professional services and other	128,128	115,570	98,753	93,389	80,323

Total cost of revenues	488,886	323,813	257,925	220,471	171,591

Gross profit	1,777,653	1,333,326	1,047,658	856,298	577,109
Operating expenses (1):
Research and development	295,347	187,887	131,897	99,530	63,812
Marketing and sales	1,169,610	792,029	605,199	534,413	376,480
General and administrative	347,781	255,913	195,290	158,613	116,508

Total operating expenses	1,812,738	1,235,829	932,386	792,556	556,800
Income (loss) from operations	(35,085)	97,497	115,272	63,742	20,309
Investment income	23,268	37,735	30,408	22,774	24,539
Interest expense	(17,045)	(24,909)	(2,000)	(107)	(46)
Gain on sale of investment	0	0	0	0	1,272
Other income (expense)	(4,455)	(6,025)	(1,299)	(817)	139

Income (loss) before benefit (provision) for income taxes and noncontrolling interest	(33,317)	104,298	142,381	85,592	46,213
Benefit (provision) for income taxes	21,745	(34,601)	(57,689)	(37,557)	(23,385)

Consolidated net income (loss)	(11,572)	69,697	84,692	48,035	22,828
Less: net income attributable to noncontrolling interest	0	(5,223)	(3,973)	(4,607)	(4,472)

Net income (loss) attributable to salesforce.com	$(11,572)	$64,474	$80,719	$43,428	$18,356

Net earnings per share—basic and diluted:
Basic net income (loss) per share attributable to salesforce.com common shareholders	$(0.09)	$0.50	$0.65	$0.36	$0.16
Diluted net income (loss) per share attributable to salesforce.com common shareholders	$(0.09)	$0.47	$0.63	$0.35	$0.15
Shares used in computing basic net income (loss) per share	135,302	130,222	124,462	121,183	116,840
Shares used in computing diluted net income (loss) per share	135,302	136,598	128,114	125,228	122,422

(1)	Cost of revenues and operating expenses include stock-based expenses, consisting of:

	Fiscal Year Ended January 31,
	2012	2011	2010	2009	2008
Cost of revenues	$17,451	$12,158	$12,570	$11,051	$7,926
Research and development	45,894	18,897	13,129	9,852	6,336
Marketing and sales	115,730	56,451	39,722	36,028	25,423
General and administrative	50,183	32,923	23,471	20,435	15,522

	As of January 31,
	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$1,447,174	$1,407,557	$1,727,048	$882,565	$669,800
(Negative) working capital	(651,249)	(201,542)	798,029	301,591	134,894
Total assets	4,164,154	3,091,165	2,460,201	1,479,822	1,089,593
Long-term obligations excluding deferred revenue and noncontrolling interest (2)	85,909	516,506	481,234	20,106	10,601
Retained earnings (deficit)	159,463	171,035	106,561	25,842	(17,586)
Total stockholders’ equity controlling interest	1,587,360	1,276,491	1,043,802	671,784	452,059

(2)	Long-term obligations excluding deferred revenue and noncontrolling interest includes the 0.75% convertible senior notes issued in January 2010.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading provider of enterprise cloud computing and social enterprise solutions, and are dedicated to helping customers transform themselves into social enterprises. Social enterprises leverage social, mobile and open technologies to place their customers and employees at the center of their business and to engage and collaborate with them in new and powerful ways. Our technologies are targeted at businesses of all sizes and industries worldwide.

We were founded in February 1999 and began offering our enterprise customer relationship management (“CRM”) application service in February 2000. Since then, we have augmented our CRM service with new editions, services and enhanced features. Over the last few years, we have both developed and acquired several mobile, social and open technologies to help our customers become social enterprises. We introduced our Force.com platform to customers and developers so they can build complementary applications to extend beyond CRM. We launched our AppExchange directory of enterprise cloud computing applications and services that are integrated with our flagship CRM product and in most cases have been developed on our Force.com platform by third parties. We introduced Chatter, a collaboration application for the enterprise to connect and share information securely and in real-time. Recently we enabled companies to invite their customers to collaborate with Chatter in private groups on this corporate social network. Our Salesforce Data.com (“Data.com”) offering, which provides some contacts from Jigsaw Data Corporation (“Jigsaw”), provides the most complete source of accurate business data and seamlessly integrates with our CRM products. We also expanded our platform offering via the acquisition of Heroku, Inc. (“Heroku”) an application development platform and the launch of Database.com, the world’s first enterprise cloud database. We acquired Radian6 Technologies, Inc. (“Radian6”) to help companies monitor and engage with their customers via social media.

Our objective is to help companies put customers at the center of their businesses and transform themselves into social enterprises by leveraging our applications and platforms. Key elements of our strategy include:

•	Strengthening our existing sales and service cloud applications and extending into new functional areas within the social enterprise;

•	Leading the industry transformation to the social enterprise;

•	Pursuing new customers and new territories aggressively;

•	Deepening relationships with our existing customer base;

•	Encouraging the development of third-party applications on our cloud computing platforms.

We believe the factors that will influence our ability to achieve our objectives include our prospective customers’ willingness to migrate to enterprise cloud computing services; the performance and security of our service; our ability to continue to release, and gain customer acceptance of, new and improved features; our ability to successfully integrate acquired businesses and technologies; successful customer adoption and utilization of our service; acceptance of our service in markets where we have few customers; the emergence of additional competitors in our market and improved product offerings by existing and new competitors; the location of new data centers; third-party developers’ willingness to develop applications on our platforms; and general economic conditions which could affect our customers’ ability and willingness to purchase our services, delay the customers’ purchasing decision or affect renewal rates.

To address these factors, we will need to, among other things, continue to add substantial numbers of paying subscriptions, upgrade our customers to fully featured versions such as our Unlimited Edition or arrangements such as a social enterprise license agreement, provide high quality technical support to our customers and encourage the development of third-party applications on our platforms. Our plans to invest for future growth include the continuation of the expansion of our data center capacity. We also plan to continue to hire additional personnel, particularly in direct sales, other customer-related areas and research and development. As part of our growth plans, we intend to continue to focus on retaining customers at the time of renewal.

Additionally, we plan to: expand our domestic and international selling and marketing activities; continue to develop our brands; add additional distribution channels; increase our research and development activities to upgrade and extend our service offerings; develop new services and technologies and integrate acquired technologies; and add to our global infrastructure to support our growth. We also regularly evaluate acquisitions or investment opportunities in complementary businesses, joint ventures, services and technologies, and intellectual property rights in an effort to expand our service offerings. We expect to continue to make such investments and acquisitions in the future. As such, we plan to reinvest a significant portion of our incremental revenue in fiscal 2013 to grow our business and continue our leadership role in the cloud computing industry.

During fiscal 2012, we acquired several businesses and technologies to strengthen and extend our service offerings. In May 2011, we acquired Radian6 for a total purchase consideration of approximately $336.6 million, net of cash acquired. Radian6 is a cloud application vendor that provides customers with social media monitoring, measurement and engagement solutions. We acquired Radian6 for its developed technology, assembled workforce, expected synergies and expanded market opportunities when integrating Radian6’s social solution technology with our current product offerings. In September 2011, we acquired Assistly for a total purchase consideration of approximately $58.7 million. Assistly is a cloud-based provider of customer service solutions. We acquired Assistly for its developed help desk application technology in order to expand our customer service market opportunities in the small and emerging business market. In order to expand our mobile and social consulting services, in December 2011, we acquired Model Metrics, a cloud computing professional services company, for a total purchase consideration of approximately $66.7 million.

We expect marketing and sales costs, which were 52 percent of our total revenues for fiscal 2012 and 48 percent for the same period a year ago, to continue to represent a substantial portion of total revenues in the future as we seek to add and manage more paying subscribers, and build greater brand awareness.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2012, for example, refer to the fiscal year ended January 31, 2012.

Sources of Revenues

We derive our revenues from: (1) subscription fees from customers accessing our enterprise cloud computing services; (2) support revenues from customers purchasing additional support beyond the standard support that is included in the basic subscription fees; (3) professional services, which include consulting services such as process mapping and project management, and implementation services including systems integration, technical architecture and development, and data conversion; and (4) other revenue, which consists primarily of training fees. Subscription and support revenues accounted for approximately 94 percent of our total revenues during fiscal 2012. Subscription revenues are driven primarily by the number of paying subscribers, varying service types, the price of our service and service renewal rates. We define a “customer” as a separate and distinct buying entity (e.g., a company, a distinct business unit of a large corporation, a partnership, etc.) that has entered into a contract to access our enterprise cloud computing services. We define a “subscription” as a unique user account purchased by a customer for use by its employees or other customer-authorized users, and we refer to each such user as a “subscriber.” The number of paying subscriptions at each of our customers ranges from one to hundreds of thousands. None of our customers accounted for more than five percent of our revenues during fiscal 2012, 2011, or 2010.

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

In determining whether professional services can be accounted for separately from subscription and support revenues, we consider a number of factors, which are described in “Critical Accounting Policies and Estimates – Revenue Recognition” below. Prior to February 1, 2011, the deliverables in multiple-deliverable arrangements were accounted for separately if the delivered items had standalone value and there was objective and reliable evidence of fair value for the undelivered items. If the deliverables in a multiple-deliverable arrangement could not be accounted for separately, the total arrangement fee was recognized ratably as a single unit of accounting over the contracted term of the subscription agreement. A significant portion of our multiple-deliverable arrangements were accounted for as a single unit of accounting because we did not have objective and reliable evidence of fair value for certain of our deliverables. Additionally, in these situations, we deferred the direct costs of a related professional service arrangement and amortized those costs over the same period as the professional services revenue was recognized.

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

Seasonal Nature of Deferred Revenue and Accounts Receivable

Deferred revenue primarily consists of billings to customers for our subscription service. Over 90 percent of the value of our billings to customers is for our subscription and support service. We generally invoice our customers in either quarterly or annual cycles. There is a disproportionate weighting towards annual billings in the fourth quarter, primarily as a result of large enterprise account buying patterns. Currently, there is greater operational discipline around annual invoicing, for both new business and renewals. Occasionally, we bill customers for their multi-year contract on a single invoice which results in an increase in noncurrent deferred revenue. Our fourth quarter has historically been our strongest quarter for new business and renewals. The year on year compounding effect of this seasonality in both billing patterns and overall new and renewal business causes the value of invoices that we generate in the fourth quarter for both new business and renewals to increase as a proportion of our total annual billings.

Accordingly, the sequential quarterly changes in accounts receivable and the related deferred revenue during the first three quarters of our fiscal year are not necessarily indicative of the billing activity that occurs in the fourth quarter as displayed below:

(in thousands)	April 30, 2011	July 31, 2011	October 31, 2011	January 31, 2012
Fiscal 2012
Accounts receivable, net	$270,816	$342,397	$312,331	$683,745
Deferred revenue, current and noncurrent	915,133	935,266	917,821	1,380,295

(in thousands)	April 30, 2010	July 31, 2010	October 31, 2010	January 31, 2011
Fiscal 2011
Accounts receivable, net	$183,612	$228,550	$258,764	$426,943
Deferred revenue, current and noncurrent	664,529	683,019	694,557	934,941

(in thousands)	April 30, 2009	July 31, 2009	October 31, 2009	January 31, 2010
Fiscal 2010
Accounts receivable, net	$145,869	$168,842	$191,297	$320,956
Deferred revenue, current and noncurrent	549,373	549,010	545,435	704,348

Unbilled Deferred Revenue

The deferred revenue balance on our consolidated balance sheet does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Unbilled deferred revenue was over $2.2 billion as of January 31, 2012 and over $1.5 billion as of January 31, 2011. Unbilled deferred revenue represents future billings under our subscription agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue. We expect that the amount of unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing and duration of large customer subscription agreements, varying billing cycles of subscription agreements, the specific timing of customer renewals, foreign currency fluctuations, the timing of when unbilled deferred revenue is to be recognized as revenue, and changes in customer financial circumstances. For multi-year subscription agreements billed annually, the associated unbilled deferred revenue is typically high at the beginning of the contract period, zero just prior to renewal, and increases if the agreement is renewed. Low unbilled deferred revenue attributable to a particular subscription agreement is often associated with an impending renewal and may not be an indicator of the likelihood of renewal or future revenue from such customer. Accordingly, we expect that the amount of aggregate unbilled deferred revenue will change from year-to-year depending in part upon the number and dollar amount of subscription agreements at particular stages in their renewal cycle. Such fluctuations are not a reliable indicator of future revenues.

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of subscription and support revenues primarily consists of expenses related to hosting our service and providing support, the costs of data center capacity, depreciation or operating lease expense associated with computer equipment and software, allocated overhead and amortization expense associated with capitalized software related to our services and acquired developed technologies. We allocate overhead such as rent and occupancy charges based on headcount. Employee benefit costs and taxes are allocated based upon a percentage of total compensation expense. As such, general overhead expenses are reflected in each cost of revenue and operating expense category. Cost of professional services and other revenues consists primarily of employee-related costs associated with these services, including stock-based expenses, the cost of subcontractors and allocated overhead. The cost of providing professional services is significantly higher as a percentage of the related revenue than for our enterprise cloud computing subscription service due to the direct labor costs and costs of subcontractors.

We intend to continue to invest additional resources in our enterprise cloud computing services. For example, we plan to open additional data centers and expand our current data centers in the future. Additionally, as we acquire new businesses and technologies, the amortization expense associated with this activity will be included in cost of revenues. The timing of these additional expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in the affected periods.

Research and Development. Research and development expenses consist primarily of salaries and related expenses, including stock-based expenses, the costs of our development and test data center and allocated overhead. We continue to focus our research and development efforts on adding new features and services, integrating acquired technologies, increasing the functionality and enhancing the ease of use of our enterprise cloud computing services. Our proprietary, scalable and secure multi-tenant architecture enables us to provide all of our customers with a service based on a single version of our application. As a result, we do not have to maintain multiple versions, which enables us to have relatively lower research and development expenses as compared to traditional enterprise software companies. We expect that in the future, research and development expenses will increase in absolute dollars as we improve and extend our service offerings, develop new technologies and integrate acquired businesses and technologies.

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

Stock-Based Expenses. Our cost of revenues and operating expenses include stock-based expenses related to equity plans for employees and non-employee directors. We recognize our stock-based compensation as an expense in the statement of operations based on their fair values and vesting periods. These charges have been significant in the past and we expect that they will increase as our stock price increases, as we hire more employees and seek to retain existing employees.

Amortization of Purchased Intangibles from business combinations. Our cost of revenues and operating expenses include amortization of acquisition-related intangible assets, such as the amortization of the cost associated with an acquired company’s research and development efforts, trade names, customer lists and customer relationships. We expect this expense to increase as we acquire more companies.

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

Revenue Recognition. We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our enterprise cloud computing services and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) related professional services such as process mapping, project management, implementation services and other revenue. “Other revenue” consists primarily of training fees.

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

The adoption of this updated accounting guidance did not have a material impact on our financial condition, results of operations or cash flows. As of January 31, 2012, the deferred professional services revenue and deferred costs under the previous accounting guidance are $30.5 million and $14.3 million, respectively, which will continue to be recognized over the related remaining subscription period.

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

As a result of the updated accounting guidance previously described, billings against professional services arrangements entered into prior to February 1, 2011 were generally added to deferred revenue and recognized over the remaining related subscription contract term.

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

During fiscal 2012, we deferred $167.2 million of commission expenditures and we amortized $107.2 million to sales expense. During the same period a year ago, we deferred $121.2 million of commission expenditures and we amortized $80.2 million to sales expense. Deferred commissions on our consolidated balance sheets totaled $176.6 million at January 31, 2012 and $116.6 million at January 31, 2011.

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

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We continue to collect information in order to determine their estimated fair values as of the date of acquisition. We reevaluate these items quarterly and record any adjustments to the preliminary estimates to goodwill provided that we are within the measurement period. Subsequent to the measurement period, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in the consolidated statements of operations.

Stock-Based Awards. We recognize the fair value of our stock awards on a straight-line basis over the requisite service period of the award which is the vesting term of generally four years or one year for the Employee Stock Purchase Plan (“ESPP”). The fair value of each award is estimated on the date of grant using the Black-Scholes option pricing model. The estimated life for the stock options is based on an actual analysis of expected life. The estimated life for the ESPP is based on the two purchase periods within the offering period. The risk free interest rate is based on the rate for a U.S. government security with the same estimated life at the time of the option grant and the stock purchase rights.

We estimate the future stock price volatility considering both our observed option-implied volatilities and our historical volatility calculations. We believe this is the best estimate of the expected volatility over the expected life of our stock options and stock purchase rights.

We recognized stock-based expense of $229.3 million during fiscal 2012. The requirement to expense stock-based awards will continue to materially reduce our reported results of operations. As of January 31, 2012, we had an aggregate of $820.6 million of stock compensation remaining to be amortized to expense over the remaining requisite service period of the underlying awards. We currently expect this stock compensation balance to be amortized as follows: $296.5 million during fiscal 2013; $256.4 million during fiscal 2014; $196.1 million during fiscal 2015 and $71.6 million during fiscal 2016. These amounts reflect only outstanding stock awards as of January 31, 2012 and assume no forfeiture activity. We expect to continue to issue stock-based awards to our employees in future periods, which will increase the stock compensation amortization in such future periods.

We recognize as an operating expense the payroll and social tax costs, as applicable by jurisdiction, when stock options are exercised. The impact of stock-based expense in the future is dependent upon, among other things, the timing of when we hire additional employees, the effect of long-term incentive strategies involving stock awards in order to continue to attract and retain employees, the total number of stock awards granted, the fair value of the stock awards at the time of grant, changes in estimated forfeiture assumption rates. Additionally, we are required to use an option-pricing model to determine the fair value of stock-based awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards.

As of January 31, 2012, there were 5.0 million restricted stock awards and units outstanding. We plan to continue awarding restricted stock to our employees in the future. The restricted stock, which upon vesting entitles the holder to one share of common stock for each restricted stock, has an exercise price of $0.001 per share, which is equal to the par value of our common stock, and vests over four years. The fair value of the restricted stock is based on our closing stock price on the date of grant, and compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period.

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

Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses as a result of acquisitions, compensation, the valuation of deferred tax assets and liabilities and changes in tax laws and accounting principles.

Our tax positions are subject to income tax audits by multiple tax jurisdictions throughout the world. We recognize the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50 percent likely to be realized upon settlement with the taxing authority. We recognize interest accrued and penalties related to unrecognized tax benefits in our tax provision.

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

Results of Operations

The following tables set forth selected data for each of the periods indicated (in thousands).

	Fiscal Year Ended January 31,
	2012	2011	2010
Revenues:
Subscription and support	$2,126,234	$1,551,145	$1,209,472
Professional services and other	140,305	105,994	96,111

Total revenues	2,266,539	1,657,139	1,305,583
Cost of revenues:
Subscription and support	360,758	208,243	159,172
Professional services and other	128,128	115,570	98,753

Total cost of revenues	488,886	323,813	257,925

Gross profit	1,777,653	1,333,326	1,047,658
Operating expenses:
Research and development	295,347	187,887	131,897
Marketing and sales	1,169,610	792,029	605,199
General and administrative	347,781	255,913	195,290

Total operating expenses	1,812,738	1,235,829	932,386
Income (loss) from operations	(35,085)	97,497	115,272
Investment income	23,268	37,735	30,408
Interest expense	(17,045)	(24,909)	(2,000)
Other expense	(4,455)	(6,025)	(1,299)

Income (loss) before benefit (provision) for income taxes and noncontrolling interest	(33,317)	104,298	142,381
Benefit (provision) for income taxes	21,745	(34,601)	(57,689)

Consolidated net income (loss)	(11,572)	69,697	84,692
Less: Net income attributable to noncontrolling interest	0	(5,223)	(3,973)

Net income (loss) attributable to salesforce.com	$(11,572)	$64,474	$80,719

	As of January 31,
	2012	2011
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$1,447,174	$1,407,557
Deferred revenue, current and noncurrent	1,380,295	934,941

Revenues by geography were as follows:

	Fiscal Year Ended January 31,
	2012	2011	2010
Americas	$1,540,289	$1,135,019	$923,823
Europe	408,456	291,784	232,367
Asia Pacific	317,794	230,336	149,393

	$2,266,539	$1,657,139	$1,305,583

Cost of revenues and marketing and sales expenses include the following amounts related to amortization of purchased intangibles from business combinations:

	Fiscal Year Ended January 31,
	2012	2011	2010
Cost of revenues	$60,069	$15,459	$8,010
Marketing and sales	7,250	4,209	3,241

Cost of revenues and operating expenses include the following amounts related to stock-based awards:

	Fiscal Year Ended January 31,
	2012	2011	2010
Cost of revenues	$17,451	$12,158	$12,570
Research and development	45,894	18,897	13,129
Marketing and sales	115,730	56,451	39,722
General and administrative	50,183	32,923	23,471

The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Fiscal Year Ended January 31,
	2012	2011	2010
Revenues:
Subscription and support	94%	94%	93%
Professional services and other	6	6	7

Total revenues	100	100	100

Cost of revenues:
Subscription and support	16	13	12
Professional services and other	6	7	8

Total cost of revenues	22	20	20

Gross profit	78	80	80
Operating expenses:
Research and development	13	11	10
Marketing and sales	52	48	46
General and administrative	15	15	15

Total operating expenses	80	74	71
Income (loss) from operations	(2)	6	9
Investment income	1	2	2
Interest expense	(1)	(2)	0
Other expense	0	0	0

Income (loss) before benefit (provision) for income taxes and noncontrolling interest	(2)	6	11
Benefit (provision) for income taxes	1	(2)	(5)

Consolidated net income (loss)	(1)	4	6
Less: Net income attributable to noncontrolling interest	0	0	0

Net income (loss) attributable to salesforce.com	(1)%	4%	6%

	Fiscal Year Ended January 31,
	2012	2011	2010
Revenues by geography:
Americas	68%	68%	71%
Europe	18	18	18
Asia Pacific	14	14	11

	100%	100%	100%

	Fiscal Year Ended January 31,
	2012	2011	2010
Amortization of purchased intangibles from business combinations:
Cost of revenues	3%	1%	1%
Marketing and sales	0	0	0

	Fiscal Year Ended January 31,
	2012	2011	2010
Stock-based awards:
Cost of revenues	1%	1%	1%
Research and development	2	1	1
Marketing and sales	5	3	3
General and administrative	2	2	2

Fiscal Years Ended January 31, 2012 and 2011

Revenues.

	Fiscal Year Ended January 31,		Variance
(In thousands)	2012	2011	Dollars	Percent
Subscription and support	$2,126,234	$1,551,145	$575,089	37%
Professional services and other	140,305	105,994	34,311	32%

Total revenues	$2,266,539	$1,657,139	$609,400	37%

Total revenues were $2.3 billion for fiscal 2012, compared to $1.7 billion during the same period a year ago, an increase of $609.4 million, or 37 percent. Subscription and support revenues were $2.1 billion, or 94 percent of total revenues, for fiscal 2012, compared to $1.6 billion, or 94 percent of total revenues, during the same period a year ago. The increase in subscription and support revenues was due primarily to new customers, upgrades and additional subscriptions from existing customers and improved renewal rates as compared to a year ago. The price per user per month for our three primary offerings, Professional Edition, Enterprise Edition and Unlimited Edition, in fiscal 2012 has generally remained consistent relative to fiscal 2011. Professional services and other revenues were $140.3 million, or six percent of total revenues, for fiscal 2012, compared to $106.0 million, or six percent of total revenues, for the same period a year ago. The increase in professional services and other revenues was due primarily to the improved utilization of existing headcount and a benefit from the prospective adoption of the new revenue accounting guidance for multiple-deliverable arrangements.

Revenues in Europe and Asia Pacific accounted for $726.3 million, or 32 percent of total revenues, for fiscal 2012, compared to $522.1 million, or 32 percent of total revenues, during the same period a year ago, an increase of $204.1 million, or 39 percent. The increase in revenues outside of the Americas was the result of the increasing acceptance of our service, our focus on marketing our services internationally and improved renewal rates. Additionally, the value of the U.S. dollar relative to foreign currencies contributed to a slight increase in U.S. dollar revenues outside of the Americas for fiscal 2012 as compared to the same period a year ago. The foreign currency impact had the effect of increasing our aggregate revenues by $36.9 million compared to the same period a year ago. As part of our overall growth, we expect the percentage of our revenue generated outside of the Americas to increase as a percentage of our total revenues worldwide.

Cost of Revenues.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2012	2011
Subscription and support	$360,758	$208,243	$152,515
Professional services and other	128,128	115,570	12,558

Total cost of revenues	$488,886	$323,813	$165,073

Percent of total revenues	22%	20%

Cost of revenues was $488.9 million, or 22 percent of total revenues, during fiscal 2012, compared to $323.8 million, or 20 percent of total revenues, during the same period a year ago, an increase of $165.1 million. The increase in absolute dollars was primarily due to an increase of $20.4 million in employee-related costs, an increase of $5.3 million in stock based expenses, an increase of $39.8 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of $68.3 million in depreciation and amortization expenses, $44.6 million of which related to the amortization of purchased intangible assets, an increase of $24.2 million in outside subcontractor and other service costs, and an increase of $5.5 million in allocated overhead. Gross profit margins for professional services and other revenues improved over the same period a year ago primarily due to the improved utilization of existing headcount and a benefit from the prospective adoption of the new revenue accounting guidance for multiple-deliverable arrangements.

We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity. Additionally, the amortization of purchased intangible assets will increase as we acquire additional businesses and technologies. We also plan to add additional employees in our professional services group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues in future periods.

Research and Development.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2012	2011
Research and development	$295,347	$187,887	$107,460
Percent of total revenues	13%	11%

Research and development expenses were $295.3 million, or 13 percent of total revenues, during fiscal 2012, compared to $187.9 million, or 11 percent of total revenues, during the same period a year ago, an increase of $107.5 million. The increase in absolute dollars was primarily due to an increase of $66.7 million in employee-related costs, an increase of $27.0 million in stock-based expenses, an increase of $2.2 million in our development and test data center, an increase of $1.4 million in depreciation and amortization expenses and an increase of $8.6 million in allocated overhead. We increased our research and development headcount by 52 percent since January 31, 2011 in order to improve and extend our service offerings and develop new technologies. Some of the increase in headcount was due to acquired businesses.

Marketing and Sales.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2012	2011
Marketing and sales	$1,169,610	$792,029	$377,581
Percent of total revenues	52%	48%

Marketing and sales expenses were $1,169.6 million, or 52 percent of total revenues, during fiscal 2012, compared to $792.0 million, or 48 percent of total revenues, during the same period a year ago, an increase of $377.6 million. The increase in absolute dollars was primarily due to increases of $255.6 million in employee-related costs, $59.3 million in stock-based expenses, $22.5 million in advertising, marketing and event costs, $21.8 million in allocated overhead, $8.2 million in outside subcontractor and other service costs, $3.1 million in depreciation and amortization and the preliminary settlement of the California wage and hour case discussed in Note 8. Our marketing and sales headcount increased by 44 percent since January 31, 2011 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. Some of the increase in headcount was due to acquired businesses.

General and Administrative.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2012	2011
General and administrative	$347,781	$255,913	$91,868
Percent of total revenues	15%	15%

General and administrative expenses were $347.8 million, or 15 percent of total revenues, during fiscal 2012, compared to $255.9 million, or 15 percent of total revenues, during the same period a year ago, an increase of $91.9 million. The increase was primarily due to increases of $57.5 million in employee-related costs, $17.3 million in stock-based expenses and $14.3 million in professional and outside service costs. Our general and administrative headcount increased by 46 percent since January 31, 2011 as we added personnel to support our growth.

Income (loss) from operations.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2012	2011
Income (loss) from operations	$(35,085)	$97,497	$(132,582)
Percent of total revenues	(2)%	6%

Loss from operations during fiscal 2012 was $35.1 million and included $229.3 million of stock-based expenses and $67.3 million of amortization of purchased intangibles. During the same period a year ago, operating income was $97.5 million and included $120.4 million of stock-based expenses and $19.7 million of amortization of purchased intangibles.

Investment income.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2012	2011
Investment income	$23,268	$37,735	$(14,467)
Percent of total revenues	1%	2%

Investment income consists of income on cash and marketable securities balances. Investment income was $23.3 million during fiscal 2012 and was $37.7 million during the same period a year ago. The decrease was primarily due to a reduction in realized gains from sales of marketable securities, the decrease in marketable securities balances and lower interest rates.

Interest expense.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2012	2011
Interest expense	$(17,045)	$(24,909)	$7,864
Percent of total revenues	(1)%	(2)%

Interest expense consists of interest on our convertible senior notes and capital leases. Interest expense was $17.0 million, net of interest costs capitalized, during fiscal 2012 and was $24.9 million during the same period a year ago. During fiscal 2012, we capitalized $14.6 million of interest costs related to capital projects, specifically costs related to our real estate holdings, which began during the fourth quarter of fiscal 2011, and our capitalized internal-use software development costs. Capitalized interest during the same period a year ago was $4.0 million.

Other expense.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2012	2011
Other expense	$(4,455)	$(6,025)	$1,570

Other expense primarily consists of realized gains and losses resulting from strategic investment activity and foreign currency transaction gains and losses. Other expense decreased primarily due to the net gain of $2.9 million from activity within our portfolio of noncontrolling equity and debt investments in privately-held companies offset by realized and unrealized losses on foreign currency transactions for fiscal 2012 compared to the same period a year ago.

Benefit (provision) for income taxes.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2012	2011
Benefit (provision) for income taxes	$21,745	$(34,601)	$56,346
Effective tax rate	65%	33%

The benefit for income taxes was $21.7 million during fiscal 2012, compared to an income tax provision of $34.6 million during the same period a year ago.

Our effective tax rate was 65 percent for fiscal 2012 compared to 33 percent for the same period a year ago. The higher tax rate was primarily attributable to an increase in federal and California tax credits and a tax benefit related to the May 2011 acquisition of Radian6. The combined effect of these tax benefits was partially offset by an increase in foreign tax rate differential. Foreign tax expense relative to our fiscal 2012 pre-tax loss was higher as compared to foreign tax expense relative to our fiscal 2011 pre-tax income. The combined effect of these items on a small net loss before income taxes resulted in a comparatively higher fiscal 2012 effective tax rate.

The lower fiscal 2012 state tax rate was primarily attributable to two items. First, California enacted several income tax law changes, which generally benefited California-based companies. The result of this tax law change substantially reduced our state effective tax rate. Second, the company was subject to minimum state taxes, which reduced the state tax benefit. The combined effect of these tax items was an overall small fiscal 2012 state tax benefit. Note that we separately recorded an income tax expense of $2.2 million in fiscal 2011 to re-value the anticipated future tax effects of our California temporary differences related to this tax law change.

We also receive certain tax incentives in Switzerland and Singapore in the form of reduced tax rates. These temporary tax reduction programs will expire in 2016 and 2014 respectively. The Singapore program is eligible for renewal.

The total income tax benefit recognized in the accompanying consolidated statements of operations related to stock-based compensation was $76.0 million for fiscal 2012. See Note 6 “Income Taxes” to the Notes to the Consolidated Financial Statements for our reconciliation of income taxes at the statutory federal rate to the provision for income taxes.

Fiscal Years Ended January 31, 2011 and 2010

Revenues.

(In thousands)	Fiscal Year Ended January 31,		Variance
	2011	2010	Dollars	Percent
Subscription and support	$1,551,145	$1,209,472	$341,673	28%
Professional services and other	105,994	96,111	9,883	10%

Total revenues	$1,657,139	$1,305,583	$351,556	27%

Total revenues were $1.7 billion for fiscal 2011, compared to $1.3 billion during fiscal 2010, an increase of $351.6 million, or 27 percent. Subscription and support revenues were $1.6 billion, or 94 percent of total revenues, for fiscal 2011, compared to $1.2 billion, or 93 percent of total revenues, during fiscal 2010. The increase in subscription and support revenues was due primarily to new customers, upgrades and additional subscriptions from existing customers and improved renewal rates as compared to fiscal 2010. The price per user per month for our three primary offerings, Professional Edition, Enterprise Edition and Unlimited Edition, in fiscal 2011 has generally remained consistent relative to fiscal 2010. Professional services and other revenues were $106.0 million, or 6 percent of total revenues, for fiscal 2011, compared to $96.1 million, or 7 percent of total revenues, for fiscal 2010. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers.

Revenues in Europe and Asia Pacific accounted for $522.1 million, or 32 percent of total revenues, for fiscal 2011, compared to $381.8 million, or 29 percent of total revenues, during fiscal 2010, an increase of $140.3 million, or 37 percent. The increase in revenues outside of the Americas was the result of the increasing acceptance of our service, and our focus on marketing our service internationally. Additionally, the value of the U.S. dollar relative to foreign currencies contributed to a slight decrease in U.S. dollar revenues outside of the Americas for fiscal 2011 as compared to fiscal 2010. The foreign currency impact had the effect of reducing our aggregate revenues by $7.6 million compared to fiscal 2010.

Cost of Revenues.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2011	2010
Subscription and support	$208,243	$159,172	$49,071
Professional services and other	115,570	98,753	16,817

Total cost of revenues	$323,813	$257,925	$65,888

Percent of total revenues	20%	20%

Cost of revenues was $323.8 million, or 20 percent of total revenues, during fiscal 2011, compared to $257.9 million, or 20 percent of total revenues, during fiscal 2010, an increase of $65.9 million. The increase in absolute dollars was primarily due to an increase of $22.6 million in employee-related costs, an increase of $9.2 million in service delivery costs, primarily due to our efforts in increasing data center capacity, an increase of $16.6 million in depreciation and amortization expenses, an increase of $13.2 million in outside subcontractor and other service costs, and an increase of $3.6 million in allocated overhead, offset by a decrease of $0.4 million in stock based expenses. The cost of professional services and other revenues exceeded the related revenue during fiscal 2011 by $9.6 million as compared to $2.6 million during fiscal 2010, primarily due to an increase in the cost related to professional services headcount.

Research and Development.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2011	2010
Research and development	$187,887	$131,897	$55,990
Percent of total revenues	11%	10%

Research and development expenses were $187.9 million, or 11 percent of total revenues, during fiscal 2011, compared to $131.9 million, or 10 percent of total revenues, during fiscal 2010, an increase of $56.0 million. The increase in absolute dollars was due to an increase of $42.0 million in employee-related costs, an increase of $5.8 million in stock-based expenses, and an increase of $5.6 million in allocated overhead. We increased our research and development headcount by 47 percent since January 31, 2010 in order to upgrade and extend our service offerings and develop new technologies. Some of the increase in headcount was due to acquired businesses.

Marketing and Sales.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2011	2010
Marketing and sales	$792,029	$605,199	$186,830
Percent of total revenues	48%	46%

Marketing and sales expenses were $792.0 million, or 48 percent of total revenues, during fiscal 2011, compared to $605.2 million, or 46 percent of total revenues, during fiscal 2010, an increase of $186.8 million. The increase in absolute dollars was primarily due to increases of $143.1 million in employee-related costs, $16.7 million in stock-based expenses, $12.1 million in advertising costs and marketing and event costs, $1.0 million in depreciation and amortization, and $12.6 million in allocated overhead. Our marketing and sales headcount increased by 34 percent since January 31, 2010 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. Some of the increase in headcount was due to acquired businesses.

General and Administrative.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2011	2010
General and administrative	$255,913	$195,290	$60,623
Percent of total revenues	15%	15%

General and administrative expenses were $255.9 million, or 15 percent of total revenues, during fiscal 2011, compared to $195.3 million, or 15 percent of total revenues, during fiscal 2010, an increase of $60.6 million. The increase was primarily due to increases of $46.8 million in employee-related costs, $9.5 million in stock-based expenses, and increases in depreciation and amortization, service delivery costs, and professional and outside service costs. Our general and administrative headcount increased by 30 percent since January 31, 2010 as we added personnel to support our growth.

Income from operations.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2011	2010
Income from operations	$97,497	$115,272	$(17,775)
Percent of total revenues	6%	9%

Income from operations during fiscal 2011 was $97.5 million and included $120.4 million of stock-based expenses and $19.7 million of amortization of purchased intangibles. During fiscal 2010, operating income was $115.3 million and included $88.9 million of stock-based expenses and $11.3 million of amortization of purchased intangibles.

Investment income.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2011	2010
Investment income	$37,735	$30,408	$7,327
Percent of total revenues	2%	2%

Investment income consists of income on cash and marketable securities balances. Investment income was $37.7 million during fiscal 2011 and was $30.4 million during fiscal 2010. The increase was primarily due to the increase in marketable securities balances resulting from cash generated by operating activities and the proceeds from stock option exercises and the convertible senior notes.

Interest expense.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2011	2010
Interest expense	$(24,909)	$(2,000)	$(22,909)
Percent of total revenues	2%	0%

Interest expense consists of interest on our convertible senior notes and capital leases. Interest expense was $24.9 million, net of interest costs capitalized, during fiscal 2011 and was $2.0 million during fiscal 2010. The increase was primarily due to interest expense associated with the January 2010 issuance of $575.0 million of convertible senior notes and capital leases associated with equipment acquired to expand our data center capacity. During fiscal 2011, we capitalized $4.0 million of interest costs related to major capital projects, specifically our campus project and our capitalized internal-use software development costs.

Other expense.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2011	2010
Other expense	$(6,025)	$(1,299)	$(4,726)

Other expense primarily consists of foreign currency transaction gains and losses. Other expense increased due to realized and unrealized gains on foreign currency transactions for fiscal 2011 compared to fiscal 2010.

Provision for income taxes.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2011	2010
Provision for income taxes	$(34,601)	$(57,689)	$23,088
Effective tax rate	33%	41%

The provision for income taxes was $34.6 million during fiscal 2011, compared to $57.7 million during fiscal 2010.

Our effective tax rate decreased to 33 percent for fiscal 2011 compared to 41 percent for fiscal 2010. The decrease was due to a higher proportion of income being generated in countries with lower income tax rates than the U.S statutory tax rate, as well as increased tax credits. The extension of the federal research credit provision was enacted in the Tax Relief Act of 2010. The total income tax benefit recognized in the accompanying consolidated statements of operations related to stock-based compensation was $44.1 million for fiscal 2011. See Note 6 “Income Taxes” to the Notes to the Consolidated Financial Statements for our reconciliation of income taxes at the statutory federal rate to the provision for income taxes.

In addition, in February 2009, the State of California enacted several income tax law changes which included an election to apply a single sales factor apportionment formula and adoption of a market sourcing approach for service income impacted us beginning in fiscal 2012. As a result, we re-valued the anticipated future tax effects of our California temporary differences including stock-based compensation and purchased intangibles. Accordingly, we recorded an income tax expense of $2.2 million and $2.7 million related to this tax law change during fiscal 2011 and 2010 respectively.

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for us in fiscal 2013 and should be applied retrospectively. We do not believe the impact of the pending adoption of ASU 2011-05 will have a significant effect on the consolidated financial statements.

Liquidity and Capital Resources

At January 31, 2012, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1.4 billion and accounts receivable of $683.7 million.

Net cash provided by operating activities was $591.5 million during fiscal 2012 and $459.1 million during the same period a year ago. Cash provided by operating activities has historically been affected by: the amount of net income (loss); sales of subscriptions, support and professional services; changes in working capital accounts, particularly increases and seasonality in accounts receivable and deferred revenue as described above, the timing of commission and bonus payments, and the timing of collections from large enterprise customers; add-backs of non-cash expense items such as depreciation and amortization, amortization of debt discount and the expense associated with stock-based awards.

Net cash used in investing activities was $489.7 million during fiscal 2012 and $1.1 billion during the same period a year ago. The net cash used in investing activities during fiscal 2012 primarily related to the purchase of Model Metrics in December 2011, the purchase of Assistly in September 2011, the purchase of Radian6 in May 2011, the purchase of Manymoon in February 2011, investment of cash balances, capital expenditures and strategic investments offset by proceeds from sales and maturities of marketable securities.

Net cash provided by financing activities was $75.9 million during fiscal 2012 and $14.1 million during the same period a year ago. Net cash provided by financing activities during fiscal 2012 consisted primarily of $116.6 million of proceeds from equity plans and $6.0 million of excess tax benefits from employee stock plans, offset by $30.5 million of principal payments on capital leases and $16.2 million of contingent consideration payments.

In January 2010, we issued $575.0 million of 0.75% convertible senior notes due January 15, 2015 (the “Notes”) and concurrently entered into convertible notes hedges (the “Note Hedges”) and separate warrant transactions (the “Warrants”). The Notes will mature on January 15, 2015, unless earlier converted.

For 20 trading days during the 30 consecutive trading days ended October 31, 2011, our common stock traded at a price exceeding 130% of the conversion price of $85.36 per share applicable to the Notes. Accordingly, the Notes were convertible at the holders’ option for the quarter ending January 31, 2012. The Notes are classified as a current liability on our consolidated balance sheet so long as the Notes are convertible. Upon conversion of any Notes, we will deliver cash up to the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock, cash, or a combination of both. For 20 trading days during the 30 consecutive trading days ended January 31, 2012, our common stock did not exceed 130% of the conversion price of $85.36 per share applicable to the Notes. Accordingly, the Notes will not be convertible at the holders’ option for the quarter ending April 30, 2012 and will be reclassified as a noncurrent liability on our consolidated balance sheet so long as the Notes are not convertible.

Our cash, cash equivalents and marketable securities are comprised primarily of corporate notes and obligations, U.S. agency obligations, U.S. treasury securities, mortgage backed securities, collateralized mortgage obligations, time deposits, money market mutual funds, government obligations and municipal securities.

As of January 31, 2012, we have a total of $17.5 million in letters of credit outstanding in favor of certain landlords for office space. To date, no amounts have been drawn against the letters of credit, which renew annually and mature at various dates through April 2030.

We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. Additionally, we currently do not have a bank line of credit.

Our principal commitments consist of obligations under leases for office space and co-location facilities for data center capacity and our development and test data center, and computer equipment and furniture and fixtures. At January 31, 2012, the future non-cancelable minimum payments under these commitments were as follows:

(In thousands) Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital lease obligations	$60,997	$27,585	$30,125	$3,287	$0
Operating lease obligations:
Facilities space	607,738	91,625	148,080	117,718	250,315
Computer equipment and furniture and fixtures	60,082	32,622	27,460	0	0
Convertible Senior Notes, including interest	587,938	4,313	583,625	0	0
Contractual commitments	200	100	100	0	0

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

In January 2012, we entered into an office lease agreement to lease approximately 400,000 rentable square feet at 50 Fremont Street, San Francisco, CA. The cost of the lease is approximately $209.0 million over the 18-year term of the lease. We will take possession of the premises in phases beginning April 1, 2012. Our commitment is included in the table above.

On June 7, 2011, we entered into a preliminary settlement agreement with respect to a California state wage and hour lawsuit that had been filed against us early in 2011 in the Superior Court of California, County of San Francisco. The settlement agreement is subject to approval of the court, which is expected to rule by mid 2012. Our current estimate of the expense charge for the settlement is approximately $0.04 per diluted share. This charge is reflected in our financial results for fiscal 2012.

We anticipate making a tax payment of approximately $40.0 million during the first quarter of fiscal 2013 as a result of the Radian6 transaction. Besides the aforementioned Radian6 tax payment, the timing of tax settlements are not included in the table above. We are unable to make a reasonable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax settlements. For further information, see Note 6 to the notes to consolidated financial statements.

We believe our existing cash, cash equivalents and short-term marketable securities and cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs over the next 12 months.

During fiscal 2013, we may enter into arrangements to acquire or invest in complementary businesses or joint ventures, services and technologies, and intellectual property rights. We may be required to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Non-GAAP Financial Measures

Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in Commission Filings,” defines and prescribes the conditions for use of non-GAAP financial information. Our measures of non-GAAP gross profit, non-GAAP operating profit, non-GAAP net income and non-GAAP earnings per share each meet the definition of a non-GAAP financial measure.

Non-GAAP gross profit, Non-GAAP operating profit and Non-GAAP net income

We use the non-GAAP measures of non-GAAP gross profit, non-GAAP operating profit and non-GAAP net income to provide an additional view of operational performance by excluding non-cash expenses that are not directly related to performance in any particular period. We use these non-GAAP measures when planning, monitoring, and evaluating our performance. We believe that these non-GAAP measures reflect our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business, as they exclude certain expenses. These certain expenses are excluded because the decisions which gave rise to these expenses are not made to increase revenue in a particular period, but are made for our long-term benefit over multiple periods and we are not able to change or affect these items in any particular period.

We define non-GAAP net income as our total net income excluding the following components, which we believe are not reflective of our ongoing operational expenses. In each case, for the reasons set forth below, we believe that excluding the component provides useful information to investors and others in understanding and evaluating the impact of certain non-cash items to our operating results and future prospects in the same manner as us, in comparing financial results across accounting periods and to those of peer companies and to better understand the impact of these non-cash items on our gross margin and operating performance.

•

Stock-Based Expenses. The company’s compensation strategy includes the use of stock-based compensation to attract and retain employees and executives. It is principally aimed at aligning their interests with those of our stockholders and at long-term employee retention, rather than to motivate or reward operational performance for any particular period. Thus, stock-based compensation expense varies for reasons that are generally unrelated to operational decisions and performance in any particular period.

•

Amortization of Purchased Intangibles. The company views amortization of acquisition-related intangible assets, such as the amortization of the cost associated with an acquired company’s research and development efforts, trade names, customer lists and customer relationships, as items arising from pre-acquisition activities determined at the time of an acquisition. While it is continually viewed for impairment, amortization of the cost of purchased intangibles is a static expense, one that is not typically affected by operations during any particular period.

•

Amortization of Debt Discount. Under GAAP, certain convertible debt instruments that may be settled in cash (or other assets) on conversion are required to be separately accounted for as liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, for GAAP purposes we are required to recognize imputed interest expense on the company’s $575 million of convertible subordinated notes that were issued in a private placement in January 2010. The imputed interest rate is approximately 5.9%, while the coupon interest rate is 0.75%. The difference between the imputed interest expense and the coupon interest expense, net of the interest amount capitalized, is excluded from management’s assessment of the company’s operating performance because management believes that this non-cash expense is not indicative of ongoing operating performance. Management believes that the exclusion of the non-cash interest expense provides investors an enhanced view of the company’s operational performance.

•	Income Tax Effects. The company’s non-GAAP effective tax rate excludes the tax effect of the expense items described above.

We define non-GAAP gross profit as our total revenues less cost of revenues, as reported on our consolidated statement of operations, excluding the portions of stock-based expenses and amortization of purchased intangibles, as described above, that are included in cost of revenues.

We define non-GAAP operating profit as our gross profit less operating expenses, as reported on our consolidated statement of operations, excluding the portions of stock-based expenses and amortization of purchased intangibles, as described above, that are included in operating expenses.

Non-GAAP earnings per share

Management uses the non-GAAP earnings per share to provide an additional view of performance by excluding expenses that are not directly related to performance in any particular period in the earnings per share calculation.

We define non-GAAP earnings per share as our non-GAAP net income, which excludes the above components, which we believe are not reflective of our ongoing operational expenses, divided by basic or diluted shares outstanding.

Limitations on the use of Non-GAAP financial measures

A limitation of our non-GAAP financial measures of non-GAAP gross profit, non-GAAP operating profit, non-GAAP net income and non-GAAP earnings per share is that they do not have uniform definitions. Our definitions will likely differ from the definitions used by other companies, including peer companies, and therefore comparability may be limited. Thus, our non-GAAP measures of non-GAAP gross profit, non-GAAP operating profit, non-GAAP net income and non-GAAP earnings per share should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP. Additionally, in the case of stock-based expense, if we did not pay a portion of compensation in the form of stock-based expense, the cash salary expense included in costs of revenues and operating expenses would be higher which would affect our cash position.

We compensate for these limitations by reconciling non-GAAP gross profit, non-GAAP operating profit, non-GAAP net income and non-GAAP earnings per share to the most comparable GAAP financial measure. Management encourages investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view our non-GAAP financial measures in conjunction with the most comparable GAAP financial measures.

Our reconciliation of the non-GAAP financial measure of gross profit, non-GAAP operating profit, net income and earnings per share to the most comparable GAAP measure, “gross profit,” “income (loss) from operations,” “net income (loss) attributable to salesforce.com” and “Diluted earnings (loss) per share” for the years ended January 31, 2012, 2011 and 2010 is as follows (in thousands):

	For the Year Ended January 31,
Non-GAAP gross profit	2012	2011	2010
GAAP gross profit	$1,777,653	$1,333,326	$1,047,658
Plus:
Amortization of purchased intangibles	60,069	15,459	8,010
Stock-based expenses	17,451	12,158	12,570

Non-GAAP gross profit	$1,855,173	$1,360,943	$1,068,238

	For the Year Ended January 31,
Non-GAAP operating profit	2012	2011	2010
GAAP income (loss) from operations	$(35,085)	$97,497	$115,272
Plus:
Amortization of purchased intangibles	67,319	19,668	11,251
Stock-based expenses	229,258	120,429	88,892

Non-GAAP operating profit	$261,492	$237,594	$215,415

	For the Year Ended January 31,
Non-GAAP net income attributable to salesforce.com	2012	2011	2010
GAAP net income (loss) attributable to salesforce.com	$(11,572)	$64,474	$80,719
Plus:
Amortization of purchased intangibles	67,319	19,668	$11,251
Stock-based expenses	229,258	120,429	88,892
Amortization of debt discount, net	12,335	19,079	728
Less:
Income tax effect of non-GAAP items	(103,730)	(57,544)	(34,582)

Non-GAAP net income attributable to salesforce.com	$193,610	$166,106	$147,008

	For the Year Ended January 31,
Non-GAAP diluted earnings per share	2012(a)	2011	2010
GAAP diluted earnings (loss) per share	$(0.09)	$0.47	$0.63
Plus:
Amortization of purchased intangibles	0.47	0.14	0.09
Stock-based expenses	1.62	0.88	0.69
Amortization of debt discount, net	0.09	0.14	0.00
Less:
Income tax effect of non-GAAP items	(0.73)	(0.41)	(0.26)

Non-GAAP diluted earnings per share attributable to salesforce.com	$1.36	$1.22	$1.15

Shares used in computing diluted net income per share	142,295	136,598	128,114

(a)	Reported GAAP loss per share was calculated using the basic share count. Non-GAAP diluted earnings per share was calculated using the diluted share count.

The effects of dilutive securities were not included in the GAAP calculation of diluted earnings/loss per share for the year ended January 31, 2012 because we had a net loss for the period and the effect would have been anti-dilutive. The following table reflects the effect of the dilutive securities on the basic sharecount used in the GAAP earnings/loss per share calculation to derive the sharecount used for the non-GAAP diluted earnings per share:

	Fiscal Year Ended January 31,
Supplemental Diluted Sharecount Information (in thousands):	2012	2011	2010
Weighted-average shares outstanding for GAAP basic earnings per share	135,302	130,222	124,462
Effect of dilutive securities:
Convertible senior notes	2,263	1,561	0
Warrants associated with the convertible senior note hedges	553	0	0
Employee stock awards	4,177	4,815	3,652

Adjusted weighted-average shares outstanding and assumed conversions for Non-GAAP diluted earnings per share	142,295	136,598	128,114

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling and Japanese Yen. We seek to minimize the impact of certain foreign currency fluctuations by hedging certain balance sheet exposures with foreign currency forward contracts. Any gain or loss from settling these contracts is offset by the loss or gain derived from the underlying balance sheet exposures. In accordance with our policy, the hedging contracts we enter into have maturities of less than three months. Additionally, by policy, we do not enter into any hedging contracts for trading or speculative purposes.

Interest rate sensitivity

We had cash, cash equivalents and marketable securities totaling $1.4 billion at January 31, 2012. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least single A or better. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

An immediate increase or decrease in interest rates of 100-basis points at January 31, 2012 could result in a $12.1 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

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

For the three months ended January 31, 2012 the Notes were convertible at the option of the noteholder. For 20 trading days during the 30 consecutive trading days ended January 31, 2012, our common stock traded did not exceed 130% of the conversion price of $85.36 per share applicable to the Notes. Accordingly, the Notes will not be convertible at the holders’ option for the quarter ending April 30, 2012 and will be reclassified as a noncurrent liability on our consolidated balance sheet so long as the Notes are not convertible.

The Notes have a fixed annual interest rate of 0.75% and therefore, we do not have economic interest rate exposure on the Notes. However, the value of the Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our Notes is affected by our stock price. The carrying value of our Notes was $496.1 million as of January 31, 2012. This represents the liability component of the $575.0 million principal balance as of January 31, 2012. The total estimated fair value of our Notes at January 31, 2012 was $869.5 million and the fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the fourth quarter of fiscal 2012, which was $151.25.

We have an investment portfolio that includes strategic investments in public and privately-held companies, many of which are in the development stage. When our ownership interests are less than 20 percent and we do not have the ability to exert significant influence, we account for investments in non-marketable equity and debt securities of the privately-held companies using the cost method of accounting. Otherwise, we account for the investments using the equity method of accounting. As of January 31, 2012 and 2011 the fair value of these investments was $48.3 million and $21.1 million, respectively.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of salesforce.com, inc.

We have audited the accompanying consolidated balance sheets of salesforce.com, inc. as of January 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(c). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of salesforce.com, inc. at January 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), salesforce.com, inc’s internal control over financial reporting as of January 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

March 9, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of salesforce.com, inc.

We have audited salesforce.com, inc.’s internal control over financial reporting as of January 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Salesforce.com, inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, salesforce.com, inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of salesforce.com, inc as of January 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2012 of salesforce.com, inc. and our report dated March 9, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

March 9, 2012

salesforce.com, inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	January 31, 2012	January 31, 2011
Assets
Current assets:
Cash and cash equivalents	$607,284	$424,292
Short-term marketable securities	170,582	72,678
Accounts receivable, net of allowance for doubtful accounts of $1,273 and $1,711 at January 31, 2012 and 2011, respectively	683,745	426,943
Deferred commissions	98,471	67,774
Deferred income taxes	31,821	27,516
Prepaid expenses and other current assets	80,319	55,721

Total current assets	1,672,222	1,074,924
Marketable securities, noncurrent	669,308	910,587
Property and equipment, net	527,946	387,174
Deferred commissions, noncurrent	78,149	48,842
Deferred income taxes, noncurrent	87,587	41,199
Capitalized software, net	188,412	127,987
Goodwill	785,381	396,081
Other assets, net	155,149	104,371

Total assets	$4,164,154	$3,091,165

Liabilities, temporary equity and stockholders’ equity
Current liabilities:
Accounts payable	$33,258	$18,106
Accrued expenses and other current liabilities	502,442	345,121
Deferred revenue	1,291,622	913,239
Convertible senior notes, net	496,149	0

Total current liabilities	2,323,471	1,276,466
Convertible senior notes, net	0	472,538
Income taxes payable, noncurrent	37,258	18,481
Long-term lease liabilities and other	48,651	25,487
Deferred revenue, noncurrent	88,673	21,702

Total liabilities	2,498,053	1,814,674

Temporary equity	78,741	0

Commitments and contingencies (Notes 7 and 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and none issued and outstanding	0	0
Common stock, $0.001 par value; 400,000,000 shares authorized, 137,036,541 and 132,921,147 issued and outstanding at January 31, 2012 and 2011, respectively	137	133
Additional paid-in capital	1,415,077	1,098,604
Accumulated other comprehensive income	12,683	6,719
Retained earnings	159,463	171,035

Total stockholders’ equity	1,587,360	1,276,491

Total liabilities, temporary equity and stockholders’ equity	$4,164,154	$3,091,165

See accompanying Notes.

salesforce.com, inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Year Ended January 31,
	2012	2011	2010
Revenues:
Subscription and support	$2,126,234	$1,551,145	$1,209,472
Professional services and other	140,305	105,994	96,111

Total revenues	2,266,539	1,657,139	1,305,583
Cost of revenues (1)(2):
Subscription and support	360,758	208,243	159,172
Professional services and other	128,128	115,570	98,753

Total cost of revenues	488,886	323,813	257,925
Gross profit	1,777,653	1,333,326	1,047,658
Operating expenses (1)(2):
Research and development	295,347	187,887	131,897
Marketing and sales	1,169,610	792,029	605,199
General and administrative	347,781	255,913	195,290

Total operating expenses	1,812,738	1,235,829	932,386
Income (loss) from operations	(35,085)	97,497	115,272
Investment income	23,268	37,735	30,408
Interest expense	(17,045)	(24,909)	(2,000)
Other expense	(4,455)	(6,025)	(1,299)

Income (loss) before benefit (provision) for income taxes and noncontrolling interest	(33,317)	104,298	142,381
Benefit (provision) for income taxes	21,745	(34,601)	(57,689)

Consolidated net income (loss)	(11,572)	69,697	84,692
Less: Net income attributable to noncontrolling interest	0	(5,223)	(3,973)

Net income (loss) attributable to salesforce.com	$(11,572)	$64,474	$80,719

Earnings per share—basic and diluted:
Basic net income (loss) per share attributable to salesforce.com common shareholders	$(0.09)	$0.50	$0.65
Diluted net income (loss) per share attributable to salesforce.com common shareholders	(0.09)	0.47	0.63

Shares used in computing basic net income (loss) per share	135,302	130,222	124,462
Shares used in computing diluted net income (loss) per share	135,302	136,598	128,114

(1)	Amounts include amortization of purchased intangibles from business combinations, as follows:

	Fiscal Year Ended January 31,
	2012	2011	2010
Cost of revenues	$60,069	$15,459	$8,010
Marketing and sales	7,250	4,209	3,241

(2)	Amounts include stock-based expenses, as follows:

	Fiscal Year Ended January 31,
	2012	2011	2010
Cost of revenues	$17,451	$12,158	$12,570
Research and development	45,894	18,897	13,129
Marketing and sales	115,730	56,451	39,722
General and administrative	50,183	32,923	23,471

See accompanying Notes.

salesforce.com, inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Stockholders’ Equity Controlling Interest	Total Stockholders’ Equity Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2009	122,850,062	$123	$648,724	$(2,905)	$25,842	$671,784	$10,703	$682,487
Exercise of stock options and stock grants to board members for board services	3,472,826	4	96,153	0	0	96,157	0	96,157
Vested restricted stock units converted to shares	829,561	0	0	0	0	0	0	0
Tax benefits from employee stock plans	0	0	49,478	0	0	49,478	0	49,478
Stock-based expenses	0	0	86,570	0	0	86,570	0	86,570
Equity component of the convertible notes issuance, net.	0	0	124,836	0	0	124,836	0	124,836
Purchase of convertible note hedges	0	0	(126,500)	0	0	(126,500)	0	(126,500)
Sale of warrants	0	0	59,283	0	0	59,283	0	59,283
Noncontrolling interest	0	0	0	0	0	0	2,161	2,161
Components of comprehensive income, net of tax:
Foreign currency translation adjustment and other	0	0	0	(2,820)	0	(2,820)	0	(2,820)
Unrealized gain on marketable securities and cash equivalents	0	0	0	4,295	0	4,295	0	4,295
Net income attributable to salesforce.com	0	0	0	0	80,719	80,719	0	80,719

Total comprehensive income, year ended January 31, 2010	0	0	0	0	0	0	0	82,194

Balances at January 31, 2010	127,152,449	$127	$938,544	$(1,430)	$106,561	$1,043,802	$12,864	$1,056,666
Exercise of stock options and stock grants to board members for board services	4,697,518	5	165,494	0	0	165,499	0	165,499
Vested restricted stock units converted to shares	1,071,180	1	0	0	0	1	0	1
Tax benefits from employee stock plans	0	0	36,069	0	0	36,069	0	36,069
Stock-based expenses	0	0	115,139	0	0	115,139	0	115,139
Purchase of subsidiary stock, net	0	0	(156,187)	0	0	(156,187)	0	(156,187)
Other	0	0	(455)	0	0	(455)	0	(455)
Noncontrolling interest	0	0	0	0	0	0	(12,864)	(12,864)
Components of comprehensive income, net of tax:
Foreign currency translation adjustment and other	0	0	0	5,709	0	5,709	0	5,709
Unrealized gain on marketable securities and cash equivalents and publicly traded strategic investments	0	0	0	2,440	0	2,440	0	2,440
Net income attributable to salesforce.com	0	0	0	0	64,474	64,474	0	64,474

Total comprehensive income, year ended January 31, 2011	0	0	0	0	0	0	0	72,623

Balances at January 31, 2011	132,921,147	$133	$1,098,604	$6,719	$171,035	$1,276,491	$0	$1,276,491
Exercise of stock options and stock grants to board members for board services	2,517,431	3	111,779	0	0	111,782	0	111,782
Vested restricted stock units converted to shares	1,075,001	1	0	0	0	1	0	1
Shares issued related to business combinations	522,962	0	56,612			56,612		56,612
Tax benefits from employee stock plans	0	0	1,611	0	0	1,611	0	1,611
Stock-based expenses	0	0	225,212	0	0	225,212	0	225,212
Temporary equity reclassification	0	0	(78,741)	0	0	(78,741)	0	(78,741)
Components of comprehensive loss, net of tax:
Foreign currency translation adjustment and other	0	0	0	9,512	0	9,512	0	9,512
Unrealized loss on marketable securities and cash equivalents and publicly traded strategic investments	0	0	0	(3,548)	0	(3,548)	0	(3,548)
Net loss	0	0	0	0	(11,572)	(11,572)	0	(11,572)

Total comprehensive loss, year ended January 31, 2012	0	0	0	0	0	0	0	(5,608)

Balances at January 31, 2012	137,036,541	$137	$1,415,077	$12,683	$159,463	$1,587,360	$0	$1,587,360

See accompanying Notes.

salesforce.com, inc.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended January 31,
	2012	2011	2010
Operating activities:
Consolidated net income (loss)	$(11,572)	$69,697	$84,692
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	157,286	75,746	53,177
Amortization of debt discount and transaction costs	10,347	19,621	728
Amortization of deferred commissions	107,195	80,159	63,891
Expenses related to stock-based awards	229,258	120,429	88,892
Excess tax benefits from employee stock plans	(6,018)	(35,991)	(51,539)
Changes in assets and liabilities:
Accounts receivable, net	(244,947)	(102,507)	(54,522)
Deferred commissions	(167,199)	(121,247)	(82,336)
Prepaid expenses and other current assets	(10,736)	2,001	(3,899)
Other assets	2,883	(9,770)	(1,405)
Accounts payable	12,644	1,246	(1,588)
Accrued expenses and other current liabilities	67,692	132,004	64,498
Deferred revenue	444,674	227,693	110,322

Net cash provided by operating activities	591,507	459,081	270,911

Investing activities:
Business combinations, net of cash acquired	(422,699)	(403,331)	(11,999)
Land activity and building improvements	(19,655)	(277,944)	0
Strategic investments	(37,370)	(20,105)	(4,400)
Purchases of marketable securities	(623,231)	(1,682,549)	(1,317,952)
Sales of marketable securities	724,564	1,197,492	874,573
Maturities of marketable securities	40,346	214,770	130,663
Capital expenditures	(151,645)	(90,887)	(49,501)

Net cash used in investing activities	(489,690)	(1,062,554)	(378,616)

Financing activities:
Proceeds from borrowings on convertible debt	0	0	567,094
Proceeds from issuance of warrants	0	0	59,283
Purchase of convertible note hedge	0	0	(126,500)
Purchase of subsidiary stock	0	(171,964)	0
Proceeds from equity plans	116,565	160,402	93,856
Excess tax benefits from employee stock plans	6,018	35,991	51,539
Contingent consideration payment related to prior business combinations	(16,200)	0	0
Principal payments on capital lease obligations	(30,533)	(10,355)	(8,119)

Net cash provided by financing activities	75,850	14,074	637,153

Effect of exchange rate changes	5,325	2,385	(1,976)

Net increase (decrease) in cash and cash equivalents	182,992	(587,014)	527,472
Cash and cash equivalents, beginning of period	424,292	1,011,306	483,834

Cash and cash equivalents, end of period	$607,284	$424,292	$1,011,306

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$6,587	$5,290	$1,069
Income taxes, net of tax refunds	20,981	90	28,479
Non-cash financing and investing activities
Fixed assets acquired under capital leases	57,839	13,224	17,000
Fair value of stock options assumed	7,318	0	0

See accompanying Notes.

salesforce.com, inc.

Notes to Consolidated Financial Statements

1. Summary of Business and Significant Accounting Policies

Description of Business

Salesforce.com, inc. (the “Company”) is a leading provider of enterprise cloud computing and social enterprise solutions. The Company is dedicated to helping customers of all sizes and industries worldwide transform themselves into social enterprises. Social enterprises leverage social, mobile and open technologies to place their customers and employees at the center of their business and to engage and collaborate with them in new and powerful ways.

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

Segments

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assessing performance. The Company has made several acquisitions to expand its business and offerings. For example in fiscal 2012, the Company acquired Radian6 Technologies Inc. (“Radian6”) to provide cloud based social media monitoring, measurement and engagement solutions. This and other acquisitions made over the past two years have allowed the Company to expand its offerings, presence and reach in various segments of the enterprise cloud computing market. While the Company has offerings in multiple enterprise cloud computing market segments, the Company’s business operates in one operating segment because the Company’s decision making group evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.

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

One customer accounted for 6 percent of accounts receivable at January 31, 2012 and no single customer accounted for more than 5 percent of accounts receivable at January 31, 2011. No single customer accounted for 5 percent or more of total revenue during fiscal 2012, 2011, and 2010.

As of January 31, 2012 and 2011, assets located outside the Americas were 13 percent and 16 percent of total assets, respectively.

Revenues by geographical region are as follows (in thousands):

	Fiscal Year Ended January 31,
	2012	2011	2010
Revenues by geography:
Americas	$1,540,289	$1,135,019	$923,823
Europe	408,456	291,784	232,367
Asia Pacific	317,794	230,336	149,393

	$2,266,539	$1,657,139	$1,305,583

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

Fair Value Measurement

The Company reports its financial and non-financial assets and liabilities that are re-measured and reported at fair value at each reporting period. The Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1.	Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2.	Include other inputs that are directly or indirectly observable in the marketplace.

Level 3.	Unobservable inputs which are supported by little or no market activity.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of January 31, 2012 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of January 31, 2012
Cash equivalents (1):
Time deposits	$26,513	$0	$0	$26,513
Money market mutual funds	358,369	0	0	358,369
Marketable securities:
Corporate notes and obligations	0	504,772	0	504,772
U.S. treasury securities	79,358	0	0	79,358
Mortgage backed securities	0	15,426	0	15,426
Government obligations	3,210	0	0	3,210
Municipal securities	0	8,789	0	8,789
Collateralized mortgage obligations	0	120,495	0	120,495
U.S. agency obligations	0	107,840	0	107,840
Foreign currency derivative contracts (2)	0	621	0	621

Total Assets	$467,450	$757,943	$0	$1,225,393

Liabilities
Foreign currency derivative contracts (3)	$0	$2,551	$0	$2,551
Contingent considerations (related to acquisitions, see Note 5) (3)	0	0	0	0

Total Liabilities	$0	$2,551	$0	$2,551

(1)	Included in “cash and cash equivalents” in the accompanying Consolidated Balance Sheet as of January 31, 2012, in addition to $222.4 million of cash.
(2)	Included in “prepaid expenses and other current assets” in the accompanying Consolidated Balance Sheet as of January 31, 2012.
(3)	Included in “accrued expenses and other current liabilities” in the accompanying Consolidated Balance Sheet as of January 31, 2012.

The following table presents the Company’s liabilities that were measured at fair value using significant unobservable inputs (Level 3) during the fiscal year ended January 31, 2012. These consisted of the Company’s contingent consideration liabilities related to acquisitions (in thousands):

Balance at February 1, 2011	$17,138
Changes in fair value	262
Payments	(17,400)

Balance at January 31, 2012	$0

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of January 31, 2011 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of January 31, 2011
Cash equivalents (1):
Time deposits	$26,565	$0	$0	$26,565
Money market mutual funds	122,516	0	0	122,516
Marketable securities:
Corporate notes and obligations	0	707,613	0	707,613
U.S. treasury securities	22,706	0	0	22,706
Mortgage backed securities	0	38,886	0	38,886
Government obligations	6,532	0	0	6,532
Municipal securities	0	23,081	0	23,081
Collateralized mortgage obligations	0	105,039	0	105,039
U.S. agency obligations	0	79,408	0	79,408
Foreign currency derivative contracts (2)	0	1,539	0	1,539

Total Assets	$178,319	$955,566	$0	$1,133,885

Liabilities
Foreign currency derivative contracts (3)	$0	$2,863	$0	$2,863
Contingent consideration (related to acquisitions, see Note 5) (3)	0	0	17,138	17,138

Total Liabilities	$0	$2,863	$17,138	$20,001

(1)	Included in “cash and cash equivalents” in the accompanying Consolidated Balance Sheet as of January 31, 2011, in addition to $275.2 million of cash.
(2)	Included in “prepaid expenses and other current assets” in the accompanying Consolidated Balance Sheet as of January 31, 2011.
(3)	Included in “accrued expenses and other current liabilities” in the accompanying Consolidated Balance Sheet as of January 31, 2011.

The following table presents the Company’s liabilities that were measured at fair value using significant unobservable inputs (Level 3) during the fiscal year ended January 31, 2011. These consisted of the Company’s contingent consideration liabilities related to acquisitions and the fair value was determined using a discounted cash flow model (in thousands):

Balance at February 1, 2010	$0
Additions and changes in fair value	17,138

Balance at January 31, 2011	$17,138

Strategic Investments

The Company has two investments in marketable equity securities measured using quoted prices in their respective active markets and certain interests in non-marketable equity and debt securities that are considered strategic investments. As of January 31, 2012, the fair value of the Company’s marketable equity securities of $5.6 million includes an unrealized gain of $3.4 million. As of January 31, 2011, the fair value of the Company’s marketable equity security of $6.0 million includes an unrealized gain of $5.2 million. These investments are recorded in other assets, net on the consolidated balance sheets.

The Company’s interest in non-marketable equity and debt securities consists of noncontrolling equity and debt investments in privately-held companies. The Company’s investments in these privately-held companies are reported at cost or marked down to fair value when an event or circumstance indicates an other-than-temporary decline in value has occurred. These investments are valued using significant unobservable inputs or data in an inactive market and the valuation requires the Company’s judgment due to the absence of market price and inherent lack of liquidity.

As of January 31, 2012 and 2011 the carrying value that approximates the fair value of the Company’s investments in privately-held companies was $48.3 million and $21.1 million, respectively. These investments are recorded in other assets, net on the consolidated balance sheets.

Derivative Financial Instruments

The Company enters into foreign currency derivative contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company uses forward currency derivative contracts to minimize the Company’s exposure of balances primarily denominated in Euros, Japanese yen and British pounds. The Company’s foreign currency derivative contracts which are not designated as hedging instruments are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. The Company’s program is not designated for trading or speculative purposes. As of January 31, 2012 and 2011 the foreign currency derivative contracts that were not settled are recorded at fair value on the consolidated balance sheets.

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

Details on outstanding foreign currency derivative contracts related primarily to intercompany receivables and payables are presented below (in thousands):

	January 31, 2012	January 31, 2011
Notional amount of foreign currency derivative contracts	$186,336	$202,491
Fair value of foreign currency derivative contracts	$(1,930)	$(1,324)

The Company’s fair value of its outstanding derivative instruments are summarized below (in thousands):

		Fair Value of Derivative Instruments
	Balance Sheet Location	As of January 31, 2012	As of January 31, 2011
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$621	$1,539

Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Accrued expenses and other current liabilities	$2,551	$2,863

The effect of the derivative instruments not designated as hedging instruments on the consolidated statements of operations for the years ended January 31, 2012, 2011 and 2010, respectively are summarized below (in thousands):

Derivatives Not Designated as Hedging Instruments	Gains (Losses) Recognized in Income on Derivative Instruments
		Year ended January 31,
	Location	2012	2011	2010
Foreign currency derivative contracts	Other expense	$(1,930)	$(1,324)	$1,191

Investment Income

Investment income consists of interest income, realized gains, and realized losses on the Company’s cash, cash equivalents and marketable securities. The components of investment income are presented below (in thousands):

	Fiscal Year Ended January 31,
	2012	2011	2010
Interest income	$20,791	$28,273	$21,219
Realized gains	6,542	12,460	13,391
Realized losses	(4,065)	(2,998)	(4,202)

Total investment income	$23,268	$37,735	$30,408

Interest Expense

Interest expense consists of interest on the Company’s capital lease commitments and 0.75% convertible senior notes (the “Notes”), net of amounts capitalized. As described in Note 2, in accounting for the Notes at the time of issuance in January 2010, the carrying amount of the liability component was calculated by measuring the fair value of a similar liability that did not have an associated convertible feature. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized, using an effective interest rate of 5.86%, to interest expense over the term of the Notes.

Property and Equipment

Fixed assets are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of those assets as follows:

Computers, equipment, and software	3 to 7 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of the estimated useful life or the lease term
Buildings and improvements	Amortized over the estimated useful lives of the respective assets when they are ready for their intended use.

When assets are retired, the cost and accumulated depreciation and amortization are removed from their respective accounts and any loss on such retirement is reflected in operating expenses. When assets are otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from their respective accounts and any gain or loss on such sale or disposal is reflected in other income (expense).

Capitalized Interest Cost

Interest costs related to major capital projects, specifically the Company’s campus project and capitalized internal-use software development costs, are capitalized until the underlying asset is placed into service. Capitalized interest is calculated by multiplying the effective interest rate of the Notes by the qualifying costs. As the qualifying asset is placed into service, the qualifying asset and the related capitalized interest are amortized over the useful life of the related asset. Interest costs of $14.1 million and $3.7 million related to the buildings and improvements and $0.5 million and $0.3 million related to the Company’s capitalized internal-use software development efforts were capitalized in fiscal 2012 and 2011, respectively.

Goodwill, Intangible Assets, Long-Lived Assets and Impairment Assessments

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. In the event that the Company determines that the carrying value of goodwill is less than fair value, the Company will incur an impairment charge for the amount of the difference during the quarter in which the determination is made. The Company evaluates and tests the recoverability of the goodwill for impairment annually in the fourth quarter or more often if and when circumstances indicate that goodwill may not be recoverable. There was no impairment of goodwill during fiscal 2012, 2011 and 2010.

Intangible assets are amortized over their useful lives. Each period the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of these assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. In the event that the Company determines certain assets are not fully recoverable, the Company will incur an impairment charge for those assets or portion thereof during the quarter in which the determination is made. There was no impairment of intangible assets during fiscal 2012, 2011 and 2010.

The Company evaluates the recoverability of its long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. There was no impairment of long-lived assets during fiscal 2012, 2011 and 2010.

Capitalized Software Costs

The Company capitalizes costs related to its enterprise cloud computing services incurred during the application development stage. Costs related to preliminary project activities and post implementation activities were expensed as incurred. Internal-use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

The Company capitalized $27.6 million, $19.6 million, and $15.1 million of development costs during fiscal 2012, 2011 and 2010, respectively. Amortization expense totaled $15.8 million, $13.1 million and $9.9 million during fiscal 2012, 2011 and 2010, respectively. There was no impairment of capitalized software costs during fiscal 2012, 2011 and 2010.

Earnings/Loss Per Share

Basic earnings/loss per share attributable to salesforce.com is computed by dividing net income (loss) attributable to salesforce.com by the weighted-average number of common shares outstanding for the fiscal period. Diluted earnings/loss per share attributable to salesforce.com is computed giving effect to all potential weighted average dilutive common stock, including options, restricted stock units, warrants and the convertible senior notes. The dilutive effect of outstanding awards and convertible securities is reflected in diluted earnings per share by application of the treasury stock method. Diluted earnings/loss per share for the fiscal year ended January 31, 2012 is the same as basic earnings/loss per share as there is a net loss in the period and inclusion of potentially issuable shares would be anti-dilutive.

A reconciliation of the denominator used in the calculation of basic and diluted earnings/loss per share attributable to salesforce.com is as follows (in thousands):

	Fiscal Year Ended January 31,
	2012	2011	2010
Numerator:
Net income (loss) attributable to salesforce.com	$(11,572)	$64,474	$80,719

Denominator:
Weighted-average shares outstanding for basic earnings per share	135,302	130,222	124,462
Effect of dilutive securities:
Convertible senior notes	0	1,561	0
Employee stock awards	0	4,815	3,652

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	135,302	136,598	128,114

The weighted-average number of shares outstanding used in the computation of basic and diluted earnings/loss per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings/loss per share because the effect would have been anti-dilutive (in thousands):

	Fiscal Year Ended January 31,
	2012	2011	2010
Stock awards	7,560	1,061	4,455
Warrants	6,736	6,736	6,736
Convertible senior notes	6,735	0	0

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

The total income tax benefit recognized in the accompanying consolidated statements of operations related to stock-based awards was $76.0 million, $44.1 million and $32.1 million for fiscal 2012, 2011 and 2010, respectively.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in its tax provision. As of January 31, 2012, the Company accrued no penalties and an immaterial amount of interest in income tax expense.

Revenue Recognition

The Company derives its revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing the Company’s enterprise cloud computing services and from customers purchasing additional support beyond the standard support that is included in the basic subscription fees; and (2) related professional services such as process mapping, project management, implementation services and other revenue. “Other revenue” consists primarily of training fees.

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

The adoption of this updated accounting guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows. As of January 31, 2012, the deferred professional services revenue and deferred costs under the previous accounting guidance are $30.5 million and $14.3 million, respectively, which will continue to be recognized over the related remaining subscription period.

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

As a result of the updated accounting guidance previously described, billings against professional services arrangements entered into prior to February 1, 2011 were generally added to deferred revenue and recognized over the remaining related subscription contract term.

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

Business Combinations

The Company uses its best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations.

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. The Company continues to collect information in order to determine their estimated fair values as of the date of acquisition. The Company reevaluates these items quarterly and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period. Subsequent to the measurement period, changes to these uncertain tax positions and tax related valuation allowances will affect the Company’s provision for income taxes in the Company’s consolidated statements of operations.

Accounting for Stock-Based Compensation

The Company recognizes stock-based expenses related to stock options on a straight-line basis over the requisite service period of the awards, which is the vesting term of four years. The Company recognizes stock-based expenses related to the Employee Stock Purchase Plan (“ESPP”) on a straight-line basis over the offering period, which is twelve months. Stock-based expenses are recognized net of estimated forfeiture activity.

The fair value of each option grant and stock purchase right granted under the ESPP was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Fiscal Year Ended January 31,
Stock Options	2012	2011	2010
Volatility	47 - 51%	45 - 50%	50 - 60%
Estimated life	3.7 years	3.7 - 3.8 years	3.8 - 4 years
Weighted-average risk-free interest rate	0.68 - 1.77%	0.98 - 2.1%	1.78 - 2.39%
Dividend yield	0	0	0
Weighted-average fair value per share of grants	$49.14	$48.83	$24.73

	Fiscal Year Ended January 31,
ESPP	2012	2011	2010
Volatility	50 - 53%	0	0
Estimated life	6 - 12 months	0	0
Weighted-average risk-free interest rate	0.95 - 1.08%	0	0
Dividend yield	0	0	0
Weighted-average fair value per share of grants	$34.34	$0.00	$0.00

The estimated life for the stock options was based on an actual analysis of expected life. The estimated life for the ESPP was based on the two purchase periods within the offering period. The risk free interest rate is based on the rate for a U.S. government security with the same estimated life at the time of the option grant and the stock purchase rights.

The Company estimated its future stock price volatility considering both its observed option-implied volatilities and its historical volatility calculations. Management believes this is the best estimate of the expected volatility over the expected life of its stock options and stock purchase rights.

During fiscal 2012 and 2011, the Company capitalized $2.4 million and $2.6 million, respectively, of stock based expenses related to capitalized internal-use software development and deferred professional services costs.

During fiscal 2012, the Company recognized stock-based expense of $229.3 million. As of January 31, 2012, the aggregate stock compensation remaining to be amortized to costs and expenses was $820.6 million. The Company expects this stock compensation balance to be amortized as follows: $296.5 million during fiscal 2013; $256.4 million during fiscal 2014; $196.1 million during fiscal 2015 and $71.6 million during fiscal 2016. The expected amortization reflects only outstanding stock awards as of January 31, 2012 and assumes no forfeiture activity. The Company expects to continue to issue stock-based awards to its employees and continue its ESPP in future periods.

Warranties and Indemnification

The Company’s enterprise cloud computing services are typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and materially in accordance with the Company’s online help documentation under normal use and circumstances.

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

Advertising Expenses

Advertising is expensed as incurred. Advertising expense was $80.3 million, $61.4 million and $50.8 million for fiscal 2012, 2011 and 2010, respectively.

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for the Company in fiscal 2013 and should be applied retrospectively. The Company does not believe the impact of the pending adoption of ASU 2011-05 will have a significant effect on the consolidated financial statements.

2. Balance Sheet Accounts

Marketable Securities

At January 31, 2012, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$502,894	$3,485	$(1,607)	$504,772
U.S. treasury securities	79,290	70	(2)	79,358
Mortgage backed securities	15,206	375	(155)	15,426
Government obligations	3,132	78	0	3,210
Municipal securities	8,753	47	(11)	8,789
Collateralized mortgage obligations	118,729	2,192	(426)	120,495
U.S. agency obligations	107,515	331	(6)	107,840

Total marketable securities	$835,519	$6,578	$(2,207)	$839,890

At January 31, 2011, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$701,047	$7,356	$(790)	$707,613
U.S. treasury securities	22,631	85	(10)	22,706
Mortgage backed securities	38,348	656	(118)	38,886
Government obligations	6,414	118	0	6,532
Municipal securities	23,121	79	(119)	23,081
Collateralized mortgage obligations	104,285	1,098	(344)	105,039
U.S. agency obligations	79,242	190	(24)	79,408

Total marketable securities	$975,088	$9,582	$(1,405)	$983,265

The duration of the investments classified as marketable securities is as follows (in thousands):

	As of January 31,
	2012	2011
Recorded as follows:
Short-term (due in one year or less)	$170,582	$72,678
Long-term (due between one and 3 years)	669,308	910,587

	$839,890	$983,265

As of January 31, 2012, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$163,711	$(1,545)	$7,364	$(62)	$171,075	$(1,607)
U.S. treasury securities	39,037	(2)	0	0	39,037	(2)
Mortgage backed securities	1,339	(73)	4,252	(82)	5,591	(155)
Municipal securities	0	0	1,690	(11)	1,690	(11)
Collateralized mortgage obligations	23,614	(189)	13,110	(237)	36,724	(426)
U.S. agency obligations	12,384	(6)	0	0	12,384	(6)

	$240,085	$(1,815)	$26,416	$(392)	$266,501	$(2,207)

The unrealized loss for each of these fixed rate marketable securities ranged from less than $1,000 to $163,000. The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of January 31, 2012. The Company expects to receive the full principal and interest on all of these marketable securities.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of January 31,
	2012	2011
Deferred professional services costs	$10,399	$17,908
Prepaid income taxes	12,785	720
Prepaid expenses and other current assets	57,135	37,093

	$80,319	$55,721

Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	As of January 31,
	2012	2011
Land	$248,263	$248,263
Buildings and improvements	43,868	10,115
Computers, equipment and software	232,460	115,736
Furniture and fixtures	25,250	20,462
Leasehold improvements	137,587	100,380

	687,428	494,956
Less accumulated depreciation and amortization	(159,482)	(107,782)

	$527,946	$387,174

Depreciation and amortization expense totaled $69.8 million, $41.4 million and $31.9 million during fiscal 2012, 2011 and 2010, respectively.

Computers, equipment and software at January 31, 2012 and 2011 included a total of $105.1 million and $38.8 million acquired under capital lease agreements, respectively. Accumulated amortization relating to computers, equipment and software under capital leases totaled $31.7 million and $18.5 million, respectively, at January 31, 2012 and 2011. Amortization of assets under capital leases is included in depreciation and amortization expense.

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

Pre-construction costs capitalized related to the development of the land including interest costs and property taxes were $33.8 million in fiscal 2012.

Capitalized Software

Capitalized software consisted of the following (in thousands):

	As of January 31,
	2012	2011
Capitalized internal-use software development costs, net of accumulated amortization of $50,300 and $34,513, respectively	$41,442	$29,154
Acquired developed technology, net of accumulated amortization of $99,886 and $37,818, respectively	146,970	98,833

	$188,412	$127,987

Capitalized internal-use software amortization expense totaled $15.8 million and $13.1 million for the years ended January 31, 2012 and 2011, respectively. Acquired developed technology amortization expense totaled $62.1 million and $16.9 million for the years ended January 31, 2012 and 2011, respectively.

As described in Note 5 “Business Combinations” the Company acquired Radian6 in May 2011. Approximately $84.2 million of the purchase consideration was allocated to acquired developed technology.

Other Assets, net

Other assets consisted of the following (in thousands):

	As of January 31,
	2012	2011
Deferred professional services costs, noncurrent portion	$3,935	$10,201
Long-term deposits	13,941	12,114
Purchased intangible assets, net of accumulated amortization of $17,868 and $9,868, respectively	46,110	31,660
Acquired intellectual property, net of accumulated amortization of $3,139 and $746, respectively.	15,020	5,874
Strategic investments	53,949	27,065
Other	22,194	17,457

	$155,149	$104,371

As described in Note 5 “Business Combinations” the Company acquired Radian6 in May 2011. Approximately $18.8 million of the purchase consideration was allocated to purchased intangible assets.

Purchased intangible assets amortization expense for the fiscal years ended January 31, 2012 and 2011, was $8.0 million and $4.2 million, respectively.

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter. There was no impairment of goodwill during fiscal 2012 and 2011.

Goodwill consisted of the following (in thousands):

Total
Balance as of January 31, 2010	$48,955
Jigsaw Data Corporation	133,254
Heroku, Inc.	181,304
DimDim, Inc.	23,373
Finalization of fiscal 2010 acquisition date fair value	(1,150)
Other Acquisitions	10,345

Balance as of January 31, 2011	396,081
Manymoon Corporation	10,519
Radian6 Technologies, Inc.	262,027
Assistly, Inc.	46,038
Model Metrics, Inc.	56,502
Finalization of fiscal 2011 acquisition date fair value	(1,960)
Other Acquisitions	16,174

Balance as of January 31, 2012	$785,381

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,
	2012	2011
Accrued compensation	$228,466	$148,275
Accrued other liabilities	121,957	112,840
Accrued income and other taxes payable	100,471	49,135
Accrued professional costs	21,993	12,548
Accrued rent	29,555	22,323

	$502,442	$345,121

Convertible Senior Notes

In January 2010, the Company issued at par value $575.0 million of 0.75% convertible senior notes (the “Notes”) due January 15, 2015. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2010.

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

For 20 trading days during the 30 consecutive trading days ended October 31, 2011, the Company’s common stock traded at a price exceeding 130% of the conversion price of $85.36 per share applicable to the Notes. Therefore the Notes were convertible at the option of the holder up to 6.7 million of the Company’s common shares as of January 31, 2012 and the Notes were classified as a current liability on the Company’s consolidated balance sheet. Additionally, a portion of the equity component of the Notes attributable to the conversion feature of the Notes is classified in temporary stockholders’ equity equal to the difference between the principal amount and carrying value of the Notes.

For 20 trading days during the 30 consecutive trading days ended January 31, 2012, the Company’s common stock did not exceed 130% of the conversion price of $85.36 per share applicable to the Notes. Accordingly, the Notes will not be convertible at the holders’ option for the quarter ending April 30, 2012 and will be reclassified as a noncurrent liability on the Company’s consolidated balance sheet so long as the Notes are not convertible.

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

In accounting for the transaction costs related to the Note issuance, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Transaction costs attributable to the liability component are being amortized to expense over the term of the Notes, and transaction costs attributable to the equity component were netted with the equity component in temporary stockholders’ equity and stockholders’ equity. Additionally, the Company recorded a deferred tax liability of $51.1 million in connection with the Notes.

The Notes consisted of the following (in thousands):

	As of January 31,
	2012	2011
Liability component:
Principal	$574,890	$575,000
Less: debt discount, net (1)	(78,741)	(102,462)

Net carrying amount	$496,149	$472,538

(1)	Included in the consolidated balance sheets within 0.75% convertible senior notes and is amortized over the remaining life of the Notes using the effective interest rate method.

As of January 31, 2012, the remaining life of the Notes is approximately 3 years.

The following table sets forth total interest expense recognized related to the Notes prior to capitalization of interest (in thousands):

	Fiscal Year Ended January 31,
	2012	2011
Contractual interest expense	$4,312	$4,313
Amortization of debt issuance costs	1,324	1,324
Amortization of debt discount	23,720	22,396

	$29,356	$28,033

Effective interest rate of the liability component	5.86%	5.86%

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

Warrants

Separately, the Company in January 2010 also entered into warrant transactions (the “Warrants”), whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, up to 6.7 million shares of the Company’s common stock at a strike price of $119.51 per share. The Company received aggregate proceeds of $59.3 million from the sale of the Warrants. As the average market value per share of the Company’s common stock for the reporting period, as measured under the Warrants, exceeds the strike price of the Warrants, the Warrants would have a dilutive effect on the Company’s earnings/loss per share. The Warrants were anti-dilutive for the fiscal year ended January 31, 2012. The Warrants are separate transactions, entered into by the Company and are not part of the terms of the Notes or Note Hedges. Holders of the Notes and Note Hedges will not have any rights with respect to the Warrants.

3. Stockholders’ Equity

The Company maintains the following stock plans: the 2004 Equity Incentive Plan, 2004 Employee Stock Purchase Plan and the 2004 Outside Directors Stock Plan. These plans, other than the 2004 Outside Directors Stock Plan, provide for annual automatic increases on February 1 to the shares reserved for issuance. The expiration of the 1999 Stock Option Plan (“1999 Plan”) in fiscal 2010 did not affect awards outstanding, which continue to be governed by the terms and conditions of the 1999 Plan.

On February 1, 2012, 3.5 million additional shares were reserved under the 2004 Equity Incentive Plan pursuant to the automatic increase.

In September 2011, the Company’s Board of Directors amended and restated the 2004 Employee Stock Purchase Plan (the “ESPP”). Initially, the ESPP was established in 2004, but the Company’s Board of Directors authorization was required for the commencement of one or more offerings. In conjunction with the amendment of the ESPP, the Company’s Board of Directors determined that the offerings under the ESPP would commence, beginning with a twelve month offering period starting in December 2011. Under the Company’s ESPP, employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of the shares at (1) the beginning of a rolling one-year offering period or (2) the end of each semi-annual purchase period, subject to a plan limit on the number of shares that may be purchased in a purchase period. As of January 31, 2012, the Company has 1,000,000 shares of its common stock reserved for future issuance under this plan. As of January 31, 2012, $10.1 million has been held on behalf of employees for future purchases under the plan and is recorded in accrued expenses and other current liabilities. This amount is also included in proceeds from equity plans in the financing activities section of the consolidated statements of cash flows.

In April 2006, the Company’s Board of Directors approved the 2006 Inducement Equity Incentive Plan (the “Inducement Plan”) that allows for stock option and other equity incentive grants to employees in connection with merger or acquisition activity. In September 2011, the Company’s Board of Directors amended the Inducement Plan to increase the share reserve by 400,000 shares.

Prior to February 1, 2006, options issued under the Company’s stock option plans generally had a term of 10 years. After February 1, 2006, options issued have a term of 5 years.

Stock activity is as follows:

	Shares Available for Grant	Options Outstanding
		Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2011	4,095,460	11,783,159	$65.35
Increase in shares authorized/assumed:
2004 Equity Incentive Plan	3,500,000	0	0.00
2006 Equity Inducement Plan	400,000	0	0.00
Radian6 Technologies Inc. Stock Option Plan	239,519	0	0.00
Assistly Option Plan	49,379	0	0.00
Model Metrics Inc. 2008 Stock Option Plan	23,463	0	0.00
Options granted under all plans	(2,608,917)	2,608,917	112.31
Restricted stock activity	(2,879,321)	0	0.00
Stock grants to board and advisory board members	(39,525)	0	0.00
Exercised	0	(2,483,372)	42.87
1999 Plan shares expired	(62,862)	0	0.00
Cancelled	723,797	(723,797)	88.86

Balance as of January 31, 2012	3,440,993	11,184,907	$79.78	$489,693

Vested or expected to vest		10,876,574	$78.91	$484,159

Exercisable as of January 31, 2012		4,992,175	$54.02	$329,956

The total intrinsic value of the options exercised during the fiscal 2012, 2011 and 2010 were $224.9 million, $322.5 million and $105.2 million, respectively. The intrinsic value is the difference of the current market value of the stock and the exercise price of the stock option.

The weighted-average remaining contractual life of vested and expected to vest options is approximately 3 years.

As of January 31, 2012, options to purchase 4,992,175 shares were vested at a weighted average exercise price of $54.02 per share and a remaining weighted-average remaining contractual life of approximately 2.2 years. The total intrinsic value of these vested options as of January 31, 2012 was $330.0 million.

The following table summarizes information about stock options outstanding as of January 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$1.10 to $25.19	988,852	3.0	$10.68	844,122	$10.56
$25.97	1,680,032	1.8	25.97	1,118,968	25.97
$27.40 to $63.98	1,600,636	1.4	50.34	1,361,588	50.58
$65.41 to $65.44	1,815,556	2.8	65.44	754,609	65.44
$65.68 to $108.25	1,816,238	4.2	99.06	219,855	73.04
$111.86 to $140.28	860,994	4.5	128.89	87,586	127.05
$142.50 to $151.75	2,422,599	3.9	143.57	605,447	142.50

	11,184,907	3.1	$79.78	4,992,175	$54.02

Restricted stock activity is as follows:

	Restricted Stock Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2010	2,316,452	0.001
Granted	2,048,925	0.001
Cancelled	(223,220)	0.001
Vested and converted to shares	(926,054)	0.001

Balance as of January 31, 2011	3,216,103	$0.001
Granted	3,207,805	0.001
Cancelled	(288,959)	0.001
Vested and converted to shares	(1,172,686)	0.001

Balance as of January 31, 2012	4,962,263	$0.001	$579,592

Expected to vest	4,811,402		$561,972

The restricted stock, which upon vesting entitles the holder to one share of common stock for each share of restricted stock, has an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and generally vest over 4 years.

The weighed-average fair value of the restricted stock issued in fiscal 2012 and 2011 was $121.87 and $108.03, respectively.

The Company reduced its income taxes payable by the tax benefit realized from the exercise, sale or vesting of the stock options or similar instruments during fiscal 2012 in the amount of $49.0 million. Cash provided by financing activities due to excess tax benefits from employee stock plans was a result of a portion of such cash tax benefit.

Common Stock

The following number of shares of common stock were reserved and available for future issuance at January 31, 2012:

Options outstanding	11,184,907
Restricted stock awards and units outstanding	4,962,263
Stock available for future grant:
2004 Equity Incentive Plan	2,543,316
2006 Inducement Equity Incentive Plan	323,477
2004 Employee Stock Purchase Plan	1,000,000
2004 Outside Directors Stock Plan	574,200
0.75% Convertible senior notes	6,734,664
Warrants	6,735,953

34,058,780

During fiscal year 2012 and 2011, certain board members received stock grants totaling 36,800 shares of common stock and 48,000 shares of common stock, respectively for board services pursuant to the terms described in the 2004 Outside Directors Stock Plan. The expense related to these awards, which was expensed immediately at the time of the issuance, totaled $4.9 million for both fiscal 2012 and 2011.

4. Preferred Stock

The Company’s board of directors has the authority, without further action by stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. The ability to issue preferred stock could delay or impede a change in control. At January 31, 2012 and 2011, no shares of preferred stock were outstanding.

5. Business Combinations

Radian6 Technologies Inc.

In May 2011, the Company acquired the outstanding stock of Radian6 for cash and the Company’s common stock. Radian6 is a cloud application vendor based in Canada that provides customers with social media monitoring, measurement and engagement solutions. The Company acquired Radian6 to, among other things, expand its social enterprise market opportunities. The Company has included the financial results of Radian6 in the consolidated financial statements from the date of acquisition, which have not been material to date. The acquisition date fair value of the consideration transferred for Radian6 was approximately $336.6 million, which consisted of the following:

Fair value of consideration transferred (in thousands, except number of share data):
Cash	$282,600
Common stock (436,167 shares)	49,319
Fair value of stock options assumed	4,729

Total	$336,648

The value of the share consideration for the Company’s common stock was based on the closing price of $136.19 on the day of the acquisition. The fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model and the share conversion ratio of 0.196 was applied to convert Radian6 options to the Company’s options.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the date of acquisition:

(in thousands)
Tangible assets	$12,364
Current and noncurrent liabilities	(12,757)
Deferred revenue	(680)
Deferred tax liability	(27,306)
Intangible assets	103,000
Goodwill	262,027

Net assets acquired	$336,648

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The estimated fair values of assets acquired and liabilities assumed are considered preliminary and are based on the information that was available as of the date of the acquisition. The Company believes that the information provides a reasonable basis for assigning the fair values of assets acquired and liabilities assumed, but it is waiting for additional information, primarily related to noncurrent income taxes payable and deferred taxes which are subject to change, pending the finalization of certain tax returns. Thus the provisional measurements of fair value set forth above are subject to change. The Company expects to finalize the valuation as soon as practicable, but not later than one-year from the acquisition date.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(in thousands)	Fair value	Useful Life
Developed technology	$84,200	3 years
Customer relationships	15,000	5 years
Trade name and trademark	3,800	3 years

Total intangible assets subject to amortization	$103,000

Developed technology represents the fair value of the Radian6 monitoring technology. Customer relationships represent the fair values of the underlying relationships and agreements with Radian6 customers. Trade name and trademark represents the fair value of brand and name recognition associated with the marketing of Radian6 service offerings. The goodwill balance is primarily attributed to the assembled workforce, expanded market opportunities and expected synergies when integrating Radian6’s social solution media technology with the Company’s current product offerings. The goodwill balance is deductible for tax purposes.

The Company assumed unvested options with a fair value of $23.9 million. Of the total consideration, $4.7 million was allocated to the purchase consideration and $19.2 million was allocated to future services and will be expensed over the remaining service periods on a straight-line basis.

Assistly, Inc.

On September 20, 2011, the Company acquired for cash the outstanding stock of Assistly, a cloud provider of customer service solutions. The Company acquired Assistly to, among other things, extend its commitment to small and emerging businesses in customer service help desk application offerings. The Company has included the financial results of Assistly in the consolidated financial statements from the date of acquisition, which have not been material to date. The acquisition date fair value of the consideration transferred for Assistly was approximately $58.7 million, which consisted of the following:

Fair value of consideration transferred (in thousands)
Cash	$53,938
Fair value of stock options assumed	1,043
Fair value of pre-existing relationship	3,694

Total	$58,675

The fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model and the share conversion ratio of 0.031 was applied to convert Assistly options to the Company’s options.

The Company had a $1.0 million, or approximately seven percent, noncontrolling equity investment in Assistly prior to the acquisition. The acquisition date fair value of the Company’s previous equity interest was $3.7 million and is included in the measurement of the consideration transferred. The Company recognized a gain of $2.7 million as a result of remeasuring its prior equity interest in Assistly held before the business combination. The gain has been recognized in other expense on the consolidated statement of operations.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the date of acquisition:

(in thousands)
Net tangible assets	$1,563
Deferred tax liability	(3,286)
Intangible assets	14,360
Goodwill	46,038

Net assets acquired	$58,675

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The estimated fair values of assets acquired and liabilities assumed are considered preliminary and are based on the information that was available as of the date of the acquisition. The Company believes that the information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but it is waiting for additional information, primarily related to current and noncurrent income taxes payable and deferred taxes which are subject to change, pending the finalization of certain tax returns. Thus the provisional measurements of fair value set forth above are subject to change. The Company expects to finalize the valuation as soon as practicable, but not later than one-year from the acquisition date.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(in thousands)	Fair value	Useful Life
Developed technology	$13,960	3 years
Customer relationships	400	2 years

Total intangible assets subject to amortization	$14,360

Developed technology represents the estimated fair value of Assistly’s customer service solution technology. The Company determined the useful life of the developed technology to be three years. Customer relationships represent the fair values of the underlying relationships and agreements with Assistly customers. The goodwill balance is primarily attributed to the assembled workforce and expanded market opportunities for small and emerging businesses when integrating Assistly’s customer service technology with the Company’s other product offerings. The goodwill balance is not deductible for tax purposes.

The Company assumed unvested options with a fair value of $5.1 million. Of the total consideration, $1.1 million was allocated to the purchase consideration and $4.0 million was allocated to future services and will be expensed over the remaining service periods on a straight-line basis.

Model Metrics, Inc.

On December 16, 2011, the Company acquired for cash the outstanding stock of Model Metrics, an implementer of mobile applications. The Company acquired Model Metrics to, among other things, extend its ability to provide the Company’s customers with implementation of mobile solutions. The Company has included the financial results of Model Metrics in the consolidated financial statements from the date of acquisition, which have not been material to date. The acquisition date fair value of the consideration transferred for Model Metrics was approximately $66.7 million, which consisted of the following:

Fair value of consideration transferred (in thousands):
Cash	$61,424
Fair value of stock options assumed	1,546
Fair value of pre-existing relationship	3,774

Total	$66,744

The fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model and the share conversion ratio of 0.05 was applied to convert Model Metrics options to the Company’s options.

The Company had a $0.8 million, or approximately six percent, noncontrolling equity investment in Model Metrics prior to the acquisition. The acquisition date fair value of the Company’s previous equity interest was $3.8 million and is included in the measurement of the consideration transferred. The Company recognized a gain of $3.0 million as a result of remeasuring its prior equity interest in Model Metrics held before the business combination. The gain has been recognized in other expense on the consolidated statement of operations.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the date of acquisition:

(in thousands)
Net tangible assets	$6,556
Deferred tax asset	636
Customer relationships	3,050
Goodwill	56,502

Net assets acquired	$66,744

Customer relationships represent the fair values of the underlying relationships and agreements with Model Metrics customers. The Company determined the useful life of the customer relationships to be less than one year. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The goodwill balance is primarily attributable to the assembled workforce and expected synergies when integrating Model Metrics with the Company’s professional services group. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The estimated fair values of assets acquired and liabilities assumed are considered preliminary and are based on the information that was available as of the date of the acquisition. The Company believes that the information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but it is waiting for additional information, primarily related to current and noncurrent income taxes payable and deferred taxes which are subject to change, pending the finalization of certain tax returns. Thus the provisional measurements of fair value set forth above are subject to change. The Company expects to finalize the valuation of the net tangible and intangible assets as soon as practicable, but not later than one-year from the acquisition date. The goodwill balance is not deductible for tax purposes.

The Company assumed unvested options with a fair value of $2.1 million. Of the total consideration, $1.5 million was allocated to the purchase consideration and $0.6 million was allocated to future services and will be expensed over the remaining service periods on a straight-line basis.

Other Business Combinations

On February 1, 2011 the Company acquired the stock of Manymoon Corporation (“Manymoon”) for $13.6 million in cash. The Company accounted for this transaction as a business combination. In allocating the purchase consideration based on estimated fair values, the Company recorded $4.7 million of acquired intangible assets with useful lives of one to three years, $10.5 million of goodwill, and $1.6 million of deferred tax liabilities. The goodwill balance is not deductible for tax purposes. This transaction is not material to the Company.

Additionally, during fiscal 2012, the Company acquired two companies for $21.2 million in cash and has included the financial results of these companies in its consolidated financial statements from the date of each respective acquisition. These transactions, individually and in aggregate, are not material to the Company.

Fiscal Year 2011

Jigsaw Data Corporation

In May 2010 the Company acquired for cash the stock of Jigsaw Data Corporation (“Jigsaw”), a cloud provider of crowd-sourced data services in the cloud. The Company acquired Jigsaw to, among other things, combine the Company’s CRM applications and enterprise cloud platform with Jigsaw’s cloud-based model for the automation of acquiring, completing and cleansing business contact data. The Company has included the financial results of Jigsaw in the consolidated financial statements from the date of acquisition. The acquisition date fair value of the consideration transferred for Jigsaw was approximately $161.9 million, which consisted of the following:

Fair value of consideration transferred (in thousands):
Cash	$148,477
Contingent consideration	13,400

Total	$161,877

The contingent consideration arrangement required the Company to make additional payments (“contingent consideration”) totaling up to $14.4 million in cash, based on the achievement of certain billings targets related to Jigsaw’s services for the one-year period from May 8, 2010 through May 7, 2011. The estimated fair value using a discounted cash flow model of the contingent consideration at May 7, 2010 was $13.4 million and is included in the total purchase price.

The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date:

(in thousands)
Net tangible assets	$4,347
Intangible assets	28,140
Deferred tax liability	(3,864)
Goodwill	133,254

Net assets acquired	$161,877

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed were based on management’s estimates and assumptions. During fiscal 2012 the Company finalized its assessment of fair value of the assets and liabilities assumed at acquisition date. The impact of all finalized business combination adjustments were recorded to goodwill and decreased goodwill by $0.2 million. This adjustment is not reflected in the table above.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(in thousands)	Fair value	Useful Life
Developed service technology and database	$23,560	3 years
Customer relationships	2,440	5 years
Trade name and trademark	2,140	3 years

Total intangible assets subject to amortization	$28,140

Customer relationships represent the fair values of the underlying relationships and agreements with Jigsaw’s customers. Developed service technology and database represents the fair values of the Jigsaw technology and database that contains the business contact data. Trade name and trademark represents the fair values of brand and name recognition associated with the marketing of Jigsaw’s services. The goodwill balance is not deductible for tax purposes. The goodwill balance is primarily attributable to Jigsaw’s assembled workforce and the expected synergies and revenue opportunities when combining the business contact data within the Jigsaw solution with the Company’s cloud applications.

Heroku, Inc.

In January 2011 the Company acquired for cash the stock of Heroku, Inc. (“Heroku”), a platform-as-a-service cloud vendor, built to work in an open environment and take advantage of the Ruby language. Ruby has become one of the leading development languages used for applications that are social, collaborative and deliver real-time access to information across mobile devices. The Company has included the financial results of Heroku in the consolidated financial statements from the date of acquisition. The total purchase consideration for Heroku was approximately $216.7 million, entirely in cash.

The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date:.

(in thousands)
Net tangible assets	$5,411
Intangible assets	40,060
Deferred tax liability	(10,060)
Goodwill	181,304

Net assets acquired	$216,715

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed were based on management’s estimates and assumptions. During fiscal 2012 the Company finalized its assessment of fair value of the assets and liabilities assumed at the acquisition date. The impact of all finalized business combination adjustments were recorded to goodwill and decreased goodwill by $1.3 million. This adjustment is not reflected in the table above.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(in thousands)	Fair value	Useful life
Developed technology	$39,280	3 years
Trade name and trademark	780	3 years

Total intangible assets subject to amortization	$40,060

Developed technology represents the fair value of the Heroku platform technology. Trade name and trademark represents the fair values of brand and name recognition associated with the marketing of Heroku’s services. The goodwill balance is not deductible for tax purposes. The goodwill balance is primarily attributable to Heroku’s assembled workforce and the Company’s ability to access a large community of developers and independent software vendors (“ISVs”) who are building applications in the cloud using the Ruby language. Additionally, the goodwill balance also reflects the value of expanded market share opportunities that are expected to occur when combining the Company’s cloud platform with Heroku’s platform and enhancing the joint platform to allow developers and ISV’s the freedom to choose among a variety of programming languages.

DimDim, Inc.

In January 2011 the Company acquired for cash the stock of DimDim, Inc. (“DimDim”), a provider of online meeting solutions for business collaboration. The Company has included the financial results of DimDim in the consolidated financial statements from the date of acquisition. The total purchase consideration for DimDim was approximately $37.1 million, entirely in cash.

The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date:

(in thousands)
Net tangible assets	$1,951
Developed technology	14,450
Deferred tax liability	(2,648)
Goodwill	23,373

Net assets acquired	$37,126

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. During fiscal 2012 the Company finalized its assessment of fair value of the assets and liabilities assumed at acquisition date. The impact of all finalized business combination adjustments were recorded to goodwill and decreased goodwill by a negligible amount. This adjustment is not reflected in the table above.

Developed technology represents the fair value of the DimDim developed technology. The Company determined the useful life of the developed technology to be three years. The goodwill balance is not deductible for tax purposes. The goodwill balance is primarily attributable to DimDim’s assembled workforce and the expected synergies and expanded market leadership opportunities when integrating DimDim’s on-line meeting solution technology with the Company’s collaboration cloud offering.

Other Business Combinations

During fiscal 2011, the Company acquired three privately-held companies for $18.1 million in aggregate cash and $2.8 million in contingent consideration. The Company accounted for these transactions as business combinations. Of the $20.9 million, the Company allocated $10.0 million to acquired intangible assets with useful lives of 3 to 5 years and $10.3 million to goodwill. The goodwill balances are not deductible for tax purposes. These transactions were not material, individually or in aggregate. During fiscal 2012 the Company finalized its assessment of fair value of the assets and liabilities assumed at the acquisition date. The impact of all finalized business combination adjustments were recorded to goodwill and decreased goodwill by $0.4 million.

Intangible assets acquired resulting from the acquisitions described above as of January 31, 2012 are as follows (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life
Acquired developed technology	$196,915	$(64,332)	$132,583	2.0 years
Customer relationships	21,640	(4,560)	17,080	3.6 years
Trade name and trademark	6,720	(2,480)	4,240	1.9 years

	$225,275	$(71,372)	$153,903

The expected future amortization expense for purchased intangible assets for each of the fiscal years ended thereafter is as follows (in thousands):

Fiscal Period:
Fiscal 2013	$73,790
Fiscal 2014	61,655
Fiscal 2015	14,522
Fiscal 2016	3,186
Fiscal 2017	750

Total amortization expense	$153,903

Pro forma results of operations have not been presented because the effect of the acquisitions individually and in the aggregate were not significant based on revenues recognized for fiscal years ended January 31, 2012 and 2011.

6. Income Taxes

The domestic and foreign components of income (loss) before provision (benefit) for income taxes and noncontrolling interest consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2012	2011	2010
Domestic	$(27,303)	$75,515	$125,095
Foreign	(6,014)	28,783	17,286

	$(33,317)	$104,298	$142,381

The provision (benefit) for income taxes consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2012	2011	2010
Current:
Federal	$9,344	$29,992	$43,313
State	4,346	6,276	8,788
Foreign	15,709	13,239	12,179

Total	29,399	49,507	64,280
Deferred:
Federal	(36,601)	(8,687)	(4,506)
State	(10,603)	(4,745)	(979)
Foreign	(3,940)	(1,474)	(1,106)

Total	(51,144)	(14,906)	(6,591)

Provision (benefit) for income taxes	$(21,745)	$34,601	$57,689

A reconciliation of income taxes at the statutory federal income tax rate to the provision (benefit) for income taxes included in the accompanying consolidated statements of operations is as follows (in thousands):

	Fiscal Year Ended January 31,
	2012	2011	2010
U.S. federal taxes at statutory rate	$(11,661)	$36,504	$49,833
State, net of the federal benefit	(6)	6,069	8,645
Foreign taxes in excess of the U.S. statutory rate	10,555	3,412	6,748
Tax credits	(15,049)	(13,625)	(9,845)
Non-deductible expenses	5,345	2,621	755
Tax benefit from acquisitions	(12,575)	0	0
Impact of California tax law change	0	2,199	2,747
Tax—noncontrolling interest	0	(1,825)	(1,390)
Other, net	1,646	(754)	196

	$(21,745)	$34,601	$57,689

The Company receives certain tax incentives in Switzerland and Singapore in the form of reduced tax rates. These temporary tax reduction programs will expire in 2016 and 2014 respectively. The Singapore program is eligible for renewal.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	As of January 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$35,942	$21,929
Deferred stock compensation	61,029	31,872
Tax credits	54,243	39,065
Deferred rent expense	11,661	8,371
Accrued liabilities	49,825	29,549
Deferred revenue	5,936	9,727
Other	6,792	4,508

Total deferred tax assets	225,428	145,021
Less valuation allowance	(835)	(1,142)

Deferred tax assets, net of valuation allowance	224,593	143,879

Deferred tax liabilities:
Deferred commissions	(49,029)	(27,739)
Purchased intangibles	(18,052)	(24,856)
Unrealized gains on investments	(2,881)	(5,005)
Depreciation and amortization	(26,352)	(13,500)
Other	(8,871)	(4,064)

Total deferred tax liabilities	(105,185)	(75,164)

Net deferred tax assets	$119,408	$68,715

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been partially offset by a valuation allowance. The valuation allowance relates to net deferred tax assets from operating losses of certain foreign subsidiaries. The excess tax benefits associated with stock option exercises are recorded directly to stockholders’ equity controlling interest only when realized. As a result, the excess tax benefits included in net operating loss carryforwards but not reflected in deferred tax assets for fiscal year 2012 and 2011 are $149.1 million and $80.6 million, respectively.

At January 31, 2012, the Company had net operating loss carryforwards for federal income tax purposes of approximately $487.9 million, which expire in 2024 through 2032, federal research and development tax credits of approximately $36.6 million, which expire in 2020 through 2032, foreign tax credits of $3.9 million, which expires in 2019, and minimum tax credits of $0.7 million, which have no expiration date.

The Company also had net operating loss carryforwards for state income tax purposes of approximately $319.0 million which expire beginning in 2014 and state research and development tax credits of approximately $33.8 million and $6.5 million of state enterprise zone tax credits, which do not expire. The decrease in the Company’s state effective tax rate resulting from California’s tax law change could potentially impact the realizability of certain tax attributes. The Company will continue to re-assess the realizability of these tax attributes on a regular basis.

Utilization of the Company’s net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

The Company had gross unrecognized tax benefits of $52.0 million and $27.5 million as of January 31, 2012 and 2011 respectively.

A reconciliation of the beginning and ending balance of total unrecognized tax benefits for fiscal years 2012, 2011, and 2010 is as follows (in thousands):

	Fiscal Year Ended January 31,
	2012	2011	2010
Balance as of February 1,	$27,462	$22,053	$16,472
Tax positions taken in prior period:
Gross increases	10,008	41	457
Gross decreases	(23)	(811)	(707)
Tax positions taken in current period:
Gross increases	15,965	8,047	5,401
Settlements	0	(39)	(212)
Lapse of statute of limitations	(1,143)	(1,741)	0
Currency translation effect	(298)	(88)	642

Balance as of January 31,	$51,971	$27,462	$22,053

For fiscal year 2012, 2011 and 2010 total unrecognized tax benefits in an amount of $39.1 million, $20.4 million and $16.5 million respectively, if recognized, would reduce income tax expense and the Company’s effective tax rate.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in the income tax provision. The Company accrued no penalties and an immaterial amount of interest in income tax expense for fiscal 2012, 2011 and 2010.

Tax positions for the Company and its subsidiaries are subject to income tax audits by many tax jurisdictions throughout the world. The Company’s U.S. federal and state tax returns for all tax years since February 1999, which was the inception of the Company, remain open to examination. Outside the U.S., the Company operates in jurisdictions including Canada, Australia, Japan and United Kingdom. With some exceptions, all tax years in jurisdictions outside of U.S. are generally open and could be subject to examinations, however, in Japan and United Kingdom, the Company is no longer subject to examinations for years prior to fiscal 2005 and 2010, respectively.

Management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months. However, when the Company effectively settles one or more uncertain tax positions in any period, it could be material to the Company’s financial condition or cash flows, or both, or could otherwise adversely affect the Company’s operating results.

7. Commitments

Letters of Credit

As of January 31, 2012, the Company had a total of $17.5 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and mature at various dates through April 2030.

Leases

The Company leases facilities space and certain fixed assets under non-cancelable operating and capital leases with various expiration dates.

As of January 31, 2012, the future minimum lease payments under non-cancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Period:
Fiscal 2013	$29,460	$124,247
Fiscal 2014	25,951	103,753
Fiscal 2015	5,406	71,787
Fiscal 2016	2,112	63,327
Fiscal 2017	1,310	54,391
Thereafter	0	250,315

Total minimum lease payments	64,239	$667,820

Less: amount representing interest	(3,242)

Present value of capital lease obligations	$60,997

The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Of the total operating lease commitment balance of $667.8 million, $607.7 million is related to facilities space. The remaining $60.1 million commitment is related to computer equipment and other leases.

The Company’s agreements for the facilities and certain services provide the Company with the option to renew. The Company’s future contractual obligations would change if the Company exercised these options.

Rent expense for fiscal 2012, 2011 and 2010 was $70.3 million, $52.8 million and $47.3 million, respectively.

In January 2012, the Company entered into an office lease agreement to lease approximately 400,000 rentable square feet at 50 Fremont Street, San Francisco, CA. The cost of the lease is approximately $209.0 million over the 18-year term of the lease. The Company will take possession of the premises in phases beginning April 1, 2012. This commitment is reflected in the table above.

8. Legal Proceedings

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

The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. In management’s opinion, resolution of all current matters is not expected to have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect the Company’s future results of operations or cash flows, or both, of a particular quarter.

On June 7, 2011, the Company entered into a preliminary settlement agreement with respect to a California state wage and hour lawsuit that had been filed against the Company early in 2011 in the Superior Court of

California, County of San Francisco. The settlement agreement is subject to approval of the court, which is expected to rule by mid 2012. The Company’s current estimate of the expense charge for the settlement is approximately $0.04 per diluted share. This charge is reflected in the Company’s financial results for fiscal 2012.

9. Employee Benefit Plan

The Company has a 401(k) plan covering all eligible employees in the United States. Since January 1, 2006, the Company has been contributing to the plan. Total Company contributions during fiscal 2012, 2011 and 2010, were $15.7 million, $11.0 million and $8.5 million, respectively.

10. Related-Party Transactions

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

Since the Foundation’s inception, the Company has provided at no charge certain resources to Foundation employees such as office space. The value of these items was in excess of $125,000 per quarter during fiscal year 2012.

In addition to the resource sharing with the Foundation, the Company issued the Foundation warrants in August 2002 to purchase shares of the Company’s common stock. All of the warrants were exercised in prior years. As of January 31, 2012, the Foundation held 103,500 shares of salesforce.com common stock. Additionally, the Company has donated subscriptions to the Company’s service to other qualified non-profit organizations. The Company also allows an affiliate of the Foundation to resell the Company’s service to large non-profit organizations. The Company does not charge the affiliate for the subscriptions. The fair value of the subscriptions were in excess of $7.0 million per quarter during fiscal 2012. The Company plans to continue these programs.

11. Selected Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for fiscal 2012 and 2011 is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
	(in thousands, except per share data)
Fiscal 2012
Revenues	$504,364	$546,002	$584,260	$631,913	$2,266,539
Gross profit	401,298	425,092	455,695	495,568	1,777,653
Loss from operations	(2,803)	(15,748)	(10,157)	(6,377)	(35,085)
Net income (loss)	530	(4,268)	(3,756)	(4,078)	(11,572)
Basic net income (loss) per share	$0.00	$(0.03)	$(0.03)	$(0.03)	$(0.09)
Diluted net income (loss) per share	$0.00	$(0.03)	$(0.03)	$(0.03)	$(0.09)

Fiscal 2011
Revenues	$376,813	$394,372	$429,087	$456,867	$1,657,139
Gross profit	305,232	316,582	346,956	364,556	1,333,326
Income (loss) from operations	33,050	29,682	35,156	(391)	97,497
Net income attributable to salesforce.com	17,745	14,744	21,072	10,913	64,474
Basic net income per share attributable to salesforce.com common shareholders	$0.14	$0.11	$0.16	$0.08	$0.50
Diluted net income per share attributable to salesforce.com common shareholders	$0.13	$0.11	$0.15	$0.08	$0.47

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K.

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

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2012 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2012. We reviewed the results of management’s assessment with our Audit Committee.

The effectiveness of our internal control over financial reporting as of January 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

(c) Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended January 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, compliance with Section 16(a) of the Exchange Act, our Audit Committee and any changes to the process by which stockholders may recommend nominees to the Board required by this Item are incorporated herein by reference to information contained in the Proxy Statement, including “Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

The information concerning our executive officers required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Part I, entitled “Executive Officers of the Registrant.”

We have adopted a code of ethics, our Code of Conduct, which applies to all employees, including our principal executive officer, Marc Benioff, principal financial and accounting officer, Graham Smith, and all other executive officers. The Code of Conduct is available on our Web site at http://www.salesforce.com/company/investor/governance/. A copy may also be obtained without charge by contacting Investor Relations, salesforce.com, inc., The Landmark @ One Market, Suite 300, San Francisco, California 94105 or by calling (415) 901-7000.

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

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

1. Financial Statements: The information concerning our financial statements, and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Item 8, entitled “Consolidated Financial Statements and Supplementary Data.”

2. Financial Statement Schedules: Schedule II Valuation and Qualifying Accounts is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

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

(c) Financial Statement Schedules.

salesforce.com, inc.

Schedule II Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions	Deductions Write-offs	Balance at End of Year
Fiscal year ended January 31, 2012
Allowance for doubtful accounts	$1,711,000	$4,174,000	$4,612,000	$1,273,000
Fiscal year ended January 31, 2011
Allowance for doubtful accounts	$1,050,000	$3,995,000	$3,334,000	$1,711,000
Fiscal year ended January 31, 2010
Allowance for doubtful accounts	$1,527,000	$2,787,000	$3,264,000	$1,050,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 9, 2012

salesforce.com, inc.

/s/ GRAHAM SMITH
Graham Smith
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Marc Benioff, Graham Smith and Burke Norton, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MARC BENIOFF Marc Benioff	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 9, 2012

/S/ GRAHAM SMITH Graham Smith	Chief Financial Officer (Principal Financial & Accounting Officer)	March 9, 2012

/S/ CRAIG CONWAY Craig Conway	Director	March 9, 2012

/S/ ALAN HASSENFELD Alan Hassenfeld	Director	March 9, 2012

/S/ CRAIG RAMSEY Craig Ramsey	Director	March 9, 2012

/S/ SANFORD R. ROBERTSON Sanford R. Robertson	Director	March 9, 2012

/S/ STRATTON SCLAVOS Stratton Sclavos	Director	March 9, 2012

/S/ LAWRENCE TOMLINSON Lawrence Tomlinson	Director	March 9, 2012

/S/ MAYNARD WEBB Maynard Webb	Director	March 9, 2012

/S/ SHIRLEY YOUNG Shirley Young	Director	March 9, 2012

Index to Exhibits

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger dated as of December 7, 2010, by and among salesforce.com, inc., Hi’iaka Acquisition Corporation, Heroku, Inc. and with respect to Articles VII, VIII and IX thereof only, John Connors as Stockholder Representative and U.S. Bank National Association as Escrow Agent		8-K	001-32224	2.1	12/08/2010

2.2	Share Purchase Agreement dated as of March 30, 2011, by and among salesforce.com, inc., salesforce.com Canada Corporation, Radian6 Technologies Inc. and each of the Radian6 Technologies Inc. shareholders, and the shareholder representative		8-K	001-32224	2.1	03/30/2011

3.1	Restated Certificate of Incorporation of salesforce.com, inc.		S-1/A	333-111289	3.2	04/20/2004

3.2	Amended and Restated Bylaws of salesforce.com, inc.		8-K	001-32224	3.1	01/14/2011

4.1	Specimen Common Stock Certificate		S-1/A	333-111289	4.2	04/20/2004

4.2	Indenture between salesforce.com, inc. and U.S. Bank National Association, dated as of January 19, 2010 including the form of 0.75% Convertible Senior Notes due 2015 therein		8-K	001-32224	4.1	01/19/2010

4.3*	Radian6 Technologies Inc. Third Amended and Restated Stock Option Plan and form of agreement thereunder		S-8	333-174209	4.3	05/13/2011

4.4*	Assistly, Inc. 2009 Stock Plan		S-8	333-177018	4.2	09/27/2011

4.5*	Model Metrics, Inc. 2008 Stock Plan		S-8	333-178606	4.1	12/19/2011

10.1*	Form of Indemnification Agreement between salesforce.com, inc. and its officers and directors		S-1/A	333-111289	10.1	04/20/2004

10.2*	1999 Stock Option Plan, as amended		10-K	001-32224	10.2	03/15/2006

10.3*	2004 Equity Incentive Plan, as amended		10-Q	001-32224	10.1	08/22/2008

10.4*	2004 Employee Stock Purchase Plan, as amended		10-Q	001-32224	10.3	11/29/2011

10.5*	2004 Outside Directors Stock Plan, as amended		10-K	001-32224	10.5	03/23/2011

10.6*	2006 Inducement Equity Incentive Plan		8-K	001-32224	10.1	09/23/2011

10.7*	Mahalo Bonus Plan		10-Q	001-32224	10.1	08/25/2009

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date

10.8**	Master Service Agreement dated May 17, 2005 between salesforce.com, inc. and Equinix, Inc.		10-K	001-32224	10.8	03/15/2006

10.9	Resource Sharing Agreement dated as of January 29, 2009 between salesforce.com, inc., salesforce.com foundation, and salesforce.org		10-K	001-32224	10.10	03/09/2009

10.10	Reseller Agreement dated as of January 30, 2009 between salesforce.com, inc and salesforce.org		10-K	001-32224	10.10	03/23/2011

10.11*	Form of Offer Letter and schedule of omitted details thereto	X

10.12*	Form of Change of Control and Retention Agreement as entered into with Marc Benioff		10-K	001-32224	10.13	03/09/2009

10.13*	Form of Change of Control and Retention Agreement as entered into with Parker Harris, George Hu, Hilarie Koplow-McAdams, Burke Norton, Graham Smith, Jim Steele, Polly Sumner and Frank van Veenendaal		10-K	001-32224	10.14	03/09/2009

10.14	Purchase Agreement dated January 12, 2010 between salesforce.com, inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers named in Schedule A thereto		8-K	001-32224	10.1	01/19/2010

10.15	Form of Convertible Bond Hedge Confirmation		8-K	001-32224	10.2	01/19/2010

10.16	Form of Warrant Confirmation		8-K	001-32224	10.3	01/19/2010

10.17**	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of October 21, 2010 by and between ARE-San Francisco No. 22, LLC and Bay Jacaranda No. 3334, LLC		10-K/A	001-32224	10.18	06/24/2011

10.18**	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of October 21, 2010 by and between ARE-San Francisco No. 16, LLC and Bay Jacaranda No. 2932, LLC		10-K/A	001-32224	10.19	06/24/2011

10.19**	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of October 21, 2010 by and between ARE-San Francisco No. 19, LLC and Bay Jacaranda No. 2627, LLC		10-K/A	001-32224	10.20	06/24/2011

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date

10.20	Office Lease dated as of January 5, 2012 by and between salesforce.com, inc. and Teachers Insurance and Annuity Association		8-K	001-32224	10.1	01/06/2012

21.1	List of Subsidiaries	X

23.1	Consent of Independent Registered Public Accounting Firm	X

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)	X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Extension Definition

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested for a portion of this exhibit.
†	The financial information contained in these XBRL documents is unaudited and these are not the official publicly filed financial statements of salesforce.com, inc. The purpose of submitting these XBRL documents is to test the related format and technology, and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.