Form 10-Q
period 2012-04-30
SALESFORCE COM INC
filed 2012-05-25
CIK 1108524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2012

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

As of April 30, 2012, there were approximately 138.0 million shares of the Registrant’s Common Stock outstanding.

salesforce.com, inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

salesforce.com, inc.

Condensed Consolidated Balance Sheets

(in thousands)

	April 30, 2012	January 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$440,785	$607,284
Short-term marketable securities	269,603	170,582
Accounts receivable, net	371,395	683,745
Deferred commissions	93,923	98,471
Deferred income taxes	47,538	31,821
Prepaid expenses and other current assets	99,789	80,319

Total current assets	1,323,033	1,672,222
Marketable securities, noncurrent	946,701	669,308
Property and equipment, net	549,732	527,946
Deferred commissions, noncurrent	78,569	78,149
Deferred income taxes, noncurrent	92,688	87,587
Capitalized software, net	182,871	188,412
Goodwill	831,004	785,381
Other assets, net	151,494	155,149

Total assets	$4,156,092	$4,164,154

Liabilities, temporary equity and stockholders’ equity
Current liabilities:
Accounts payable	$19,752	$33,258
Accrued expenses and other current liabilities	399,731	502,442
Deferred revenue	1,257,369	1,291,622
Convertible senior notes, net	0	496,149

Total current liabilities	1,676,852	2,323,471
Convertible senior notes, net	502,326	0
Income taxes payable, noncurrent	42,010	37,258
Long-term lease liabilities and other	47,788	48,651
Deferred revenue, noncurrent	77,347	88,673

Total liabilities	2,346,323	2,498,053

Temporary equity	0	78,741

Stockholders’ equity:
Common stock	138	137
Additional paid-in capital	1,659,446	1,415,077
Accumulated other comprehensive income	10,197	12,683
Retained earnings	139,988	159,463

Total stockholders’ equity	1,809,769	1,587,360

Total liabilities, temporary equity and stockholders’ equity	$4,156,092	$4,164,154

See accompanying Notes.

salesforce.com, inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended April 30,
	2012	2011
Revenues:
Subscription and support	$655,220	$473,504
Professional services and other	40,247	30,860

Total revenues	695,467	504,364
Cost of revenues (1)(2):
Subscription and support	108,744	75,243
Professional services and other	42,807	27,823

Total cost of revenues	151,551	103,066
Gross profit	543,916	401,298
Operating expenses (1)(2):
Research and development	94,776	65,292
Marketing and sales	369,789	254,471
General and administrative	101,600	84,338

Total operating expenses	566,165	404,101
Loss from operations	(22,249)	(2,803)
Investment income	4,461	8,055
Interest expense	(6,370)	(3,671)
Other expense	(710)	(800)

Income (loss) before benefit from (provision for) income taxes	(24,868)	781
Benefit from (provision for) income taxes	5,393	(251)

Net income (loss)	$(19,475)	$530

Basic net income (loss) per share	$(0.14)	$0.00
Diluted net income (loss) per share	$(0.14)	$0.00
Shares used in computing basic net income (loss) per share	138,150	133,454
Shares used in computing diluted net income (loss) per share	138,150	141,062
(1) Amounts include amortization of purchased intangibles from business combinations, as follows:

Cost of revenues	$17,448	$9,095
Marketing and sales	3,427	1,240

(2) Amounts include stock-based expenses, as follows:

Cost of revenues	$7,253	$3,651
Research and development	15,667	7,839
Marketing and sales	41,987	23,787
General and administrative	16,359	12,281

See accompanying Notes.

salesforce.com, inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended April 30,
	2012	2011
Net income (loss)	$(19,475)	$530
Other comprehensive income (loss), before tax:
Foreign currency translation and other	(3,188)	(7,077)
Unrealized gains on investments	1,120	693

Other comprehensive loss, before tax	(2,068)	(6,384)
Tax effect	(418)	(259)

Other comprehensive loss, net of tax	(2,486)	(6,643)

Comprehensive loss	$(21,961)	$(6,113)

See accompanying Notes.

salesforce.com, inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended April 30,
	2012	2011
Operating activities:
Net income (loss)	$(19,475)	$530
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	49,441	29,593
Amortization of debt discount and transaction costs	4,669	2,255
Amortization of deferred commissions	36,246	24,675
Expenses related to stock-based awards	81,266	47,558
Excess tax benefits from employee stock plans	(11,043)	(2,034)
Changes in assets and liabilities:
Accounts receivable, net	312,660	156,127
Deferred commissions	(32,118)	(20,504)
Prepaid expenses and other current assets	(20,349)	(9,383)
Other assets	1,755	(2,713)
Accounts payable	(13,505)	(1,137)
Accrued expenses and other current liabilities	(130,755)	(65,641)
Deferred revenue	(45,580)	(19,808)

Net cash provided by operating activities	213,212	139,518

Investing activities:
Business combinations, net of cash acquired	(48,913)	(13,335)
Land activity and building improvements	(4,106)	(1,014)
Strategic investments	(2,665)	(5,433)
Purchases of marketable securities	(487,803)	(232,127)
Sales of marketable securities	75,522	352,070
Maturities of marketable securities	37,699	6,515
Capital expenditures	(44,721)	(27,314)

Net cash provided by (used in) investing activities	(474,987)	79,362

Financing activities:
Proceeds from equity plans	93,567	32,286
Excess tax benefits from employee stock plans	11,043	2,034
Contingent consideration payment related to prior business combination	0	(2,800)
Principal payments on capital lease obligations	(7,574)	(3,562)

Net cash provided by financing activities	97,036	27,958

Effect of exchange rate changes	(1,760)	(6,518)

Net increase (decrease) in cash and cash equivalents	(166,499)	240,320
Cash and cash equivalents, beginning of period	607,284	424,292

Cash and cash equivalents, end of period	$440,785	$664,612

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest, net	$624	$337
Income taxes, net of tax refunds	$41,961	$10,978
Non-cash financing and investing activities:
Fixed assets acquired under capital leases	$6,874	$47,203
Fair value of stock options assumed	$2,204	$0

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

Fiscal Year

The Company’s fiscal year ends on January 31. References to fiscal 2013, for example, refer to the fiscal year ending January 31, 2013.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of April 30, 2012 and the condensed consolidated statements of operations, the condensed consolidated statement of comprehensive loss and the condensed consolidated statements of cash flows for the three months ended April 30, 2012 and 2011, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2012 was derived from the audited consolidated financial statements which are included in the Company’s Form 10-K for the fiscal year ended January 31, 2012, which was filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2012. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s fiscal 2012 Form 10-K. During the first quarter of fiscal 2013, the Company adopted the requirements of Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income by presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income in two separate but consecutive statements.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of April 30, 2012, and its results of operations, including its comprehensive loss, and its cash flows for the three months ended April 30, 2012 and 2011. All adjustments are of a normal recurring nature. The results for the three months ended April 30, 2012 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2013.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in the Company’s condensed consolidated financial statements and notes thereto.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Segments

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assessing performance. Over the past few years, the Company has completed several acquisitions. These acquisitions have allowed the Company to expand its offerings, presence and reach in various segments of the enterprise cloud computing market. While the Company has offerings in multiple enterprise cloud computing market segments, the Company’s business operates in one operating segment because the Company’s decision making group evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. Since the Company operates in one operating segment, all required financial segment information can be found in the condensed consolidated financial statements.

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

No customer accounted for more than five percent of accounts receivable at April 30, 2012 and one customer accounted for six percent of accounts receivable at January 31, 2012. No single customer accounted for five percent or more of total revenue in the three months ended April 30, 2012 and 2011.

As of both April 30, 2012 and January 31, 2012, assets located outside the Americas were 13 percent of total assets.

Revenues by geographical region are as follows (in thousands):

	Three Months Ended April 30,
	2012	2011
Americas	$484,953	$340,018
Europe	118,294	94,395
Asia Pacific	92,220	69,951

	$695,467	$504,364

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

In the first quarter of fiscal 2012, the Company adopted this updated accounting guidance on a prospective basis. The Company applied the updated accounting guidance to those multiple-deliverable arrangements entered into or materially modified on or after February 1, 2011, which was the beginning of the Company’s fiscal 2012.

The adoption of this updated accounting guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows for the fiscal year ended January 31, 2012. As of April 30, 2012, the deferred professional services revenue and deferred costs under the previous accounting guidance are $23.6 million and $11.6 million, respectively, which will continue to be recognized over the related remaining subscription period.

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

Marketable Securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities are classified as available for sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of investment income. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value and its intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of investment income.

Fair Value Measurement

The Company measures its cash equivalents, marketable securities and foreign currency derivative contracts at fair value.

The Company reports its financial and non-financial assets and liabilities that are re-measured and reported at fair value at each reporting period.

The additional disclosures regarding our fair value measurements are included in Note 2.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of those assets.

Capitalized Software Costs

The Company capitalizes costs related to its enterprise cloud computing services incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Goodwill, Intangible Assets, Long-Lived Assets and Impairment Assessments

The Company evaluates and tests the recoverability of its goodwill for impairment at least annually during the fourth quarter or more often if and when circumstances indicate that goodwill may not be recoverable.

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

In addition, income tax uncertainties and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. The Company continues to collect information and reevaluates these items quarterly and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period. Subsequent to the measurement period, changes to these income tax uncertainties and tax related valuation allowances will affect the Company’s provision for income taxes in the Company’s condensed consolidated statements of operations.

Accounting for Stock-Based Compensation

The Company recognizes stock-based expenses related to stock options and restricted stock awards on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four years. The Company recognizes stock-based expenses related to shares issued pursuant to the Employee Stock Purchase Plan (“ESPP”) on a straight-line basis over the offering period, which is 12 months. Stock-based expenses are recognized net of estimated forfeiture activity.

The fair value of each stock option grant and stock purchase right granted under the ESPP was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three Months Ended April 30,
Stock Options	2012	2011
Volatility	51%	50%
Estimated life	3.7 years	3.7 years
Risk-free interest rate	0.65 - 0.77%	1.56 - 1.77%
Dividend yield	0	0
Weighted-average fair value per share of grants	$55.38	$52.72

	Three Months Ended April 30,
ESPP	2012	2011
Volatility	51%	n/a
Estimated life	0.75 years	n/a
Risk-free interest rate	0.10%	n/a
Dividend yield	0	n/a
Weighted-average fair value per share of grants	$34.34	n/a

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

New Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The Company plans to adopt ASU 2011-08 by the fourth quarter of fiscal 2013 and does not believe that the adoption will have a material effect on the condensed consolidated financial statements.

2. Investments

Marketable Securities

At April 30, 2012, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$698,687	4,455	(943)	$702,199
U.S. treasury securities	159,689	45	(4)	159,730
Mortgage backed securities	18,411	382	(110)	18,683
Government obligations	5,617	94	0	5,711
Municipal securities	9,744	47	(18)	9,773
Collateralized mortgage obligations	165,977	2,797	(451)	168,323
U.S. agency obligations	151,557	341	(13)	151,885

Total marketable securities	$1,209,682	$8,161	$(1,539)	$1,216,304

At January 31, 2012, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$502,894	$3,485	$(1,607)	$504,772
U.S. treasury securities	79,290	70	(2)	79,358
Mortgage backed securities	15,206	375	(155)	15,426
Government obligations	3,132	78	0	3,210
Municipal securities	8,753	47	(11)	8,789
Collateralized mortgage obligations	118,729	2,192	(426)	120,495
U.S. agency obligations	107,515	331	(6)	107,840

Total marketable securities	$835,519	$6,578	$(2,207)	$839,890

The duration of the investments classified as marketable securities is as follows (in thousands):

	April 30, 2012	January 31, 2012
Recorded as follows:
Short-term (due in one year or less)	$269,603	$170,582
Long-term (due between one and 3 years)	946,701	669,308

	$1,216,304	$839,890

As of April 30, 2012, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$169,381	$(790)	$11,315	$(153)	$180,696	$(943)
U.S. treasury securities	80,434	(4)	0	0	80,434	(4)
Mortgage backed securities	6,827	(50)	2,846	(60)	9,673	(110)
Municipal securities	0	0	1,682	(18)	1,682	(18)
Collateralized mortgage obligations	44,729	(215)	13,007	(236)	57,736	(451)
U.S. agency obligations	22,380	(13)	0	0	22,380	(13)

	$323,751	$(1,072)	$28,850	$(467)	$352,601	$(1,539)

The unrealized loss for each of these fixed rate marketable securities ranged from less than $1,000 to $99,000. The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of April 30, 2012. The Company expects to receive the full principal and interest on all of these marketable securities.

Fair Value Measurement

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of April 30, 2012 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of April 30, 2012
Cash equivalents (1):
Time deposits	$25,850	$0	$0	$25,850
Money market mutual funds	173,718	0	0	173,718
Marketable securities:
Corporate notes and obligations	0	702,199	0	702,199
U.S. treasury securities	159,730	0	0	159,730
Mortgage backed securities	0	18,683	0	18,683
Government obligations	5,711	0	0	5,711
Municipal securities	0	9,773	0	9,773
Collateralized mortgage obligations	0	168,323	0	168,323
U.S. agency obligations	0	151,885	0	151,885
Foreign currency derivative contracts (2)	0	649	0	649

Total Assets	$365,009	$1,051,512	$0	$1,416,521

Liabilities
Foreign currency derivative contracts (3)	$0	$1,269	$0	$1,269

Total Liabilities	$0	$1,269	$0	$1,269

(1)	Included in “cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheet as of April 30, 2012, in addition to $241.2 million of cash.
(2)	Included in “prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheet as of April 30, 2012.
(3)	Included in “accrued expenses and other current liabilities” in the accompanying Condensed Consolidated Balance Sheet as of April 30, 2012.

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of January 31, 2012 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of January 31, 2012
Cash equivalents (1):
Time deposits	$26,513	$0	$0	$26,513
Money market mutual funds	358,369	0	0	358,369
Marketable securities:
Corporate notes and obligations	0	504,772	0	504,772
U.S. treasury securities	79,358	0	0	79,358
Mortgage backed securities	0	15,426	0	15,426
Government obligations	3,210	0	0	3,210
Municipal securities	0	8,789	0	8,789
Collateralized mortgage obligations	0	120,495	0	120,495
U.S. agency obligations	0	107,840	0	107,840
Foreign currency derivative contracts (2)	0	621	0	621

Total Assets	$467,450	$757,943	$0	$1,225,393

Liabilities
Foreign currency derivative contracts (3)	$0	$2,551	$0	$2,551

Total Liabilities	$0	$2,551	$0	$2,551

(1)	Included in “cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheet as of January 31, 2012, in addition to $222.4 million of cash.
(2)	Included in “prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheet as of January 31, 2012.
(3)	Included in “accrued expenses and other current liabilities” in the accompanying Condensed Consolidated Balance Sheet as of January 31, 2012.

Derivative Financial Instruments

The Company enters into foreign currency derivative contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company uses forward currency derivative contracts to minimize the Company’s exposure of balances primarily denominated in Euros, Japanese yen and British pounds. The Company’s foreign currency derivative contracts which are not designated as hedging instruments are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. The Company’s program is not designated for trading or speculative purposes. As of April 30, 2012 and January 31, 2012, the foreign currency derivative contracts that were not settled are recorded at fair value on the condensed consolidated balance sheets.

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

Details on outstanding foreign currency derivative contracts related primarily to intercompany receivables and payables are presented below (in thousands):

	April 30, 2012	January 31, 2012
Notional amount of foreign currency derivative contracts	$176,222	$186,336
Fair value of foreign currency derivative contracts	$(620)	$(1,930)

The fair value of the Company’s outstanding derivative instruments are summarized below (in thousands):

		Fair Value of Derivative Instruments
	Balance Sheet Location	April 30, 2012	January 31, 2012
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$649	$621

Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Accrued expenses and other current liabilities	$1,269	$2,551

The effect of the derivative instruments not designated as hedging instruments on the condensed consolidated statements of operations for the three months ended April 30, 2012 and 2011, respectively are summarized below (in thousands):

Derivatives Not Designated as Hedging Instruments	Gains (Losses) on Derivative Instruments Recognized in Income
		Three Months Ended April 30,
	Location	2012	2011

Foreign currency derivative contracts	Other income (expense)	$(2,655)	$(11,042)

Strategic Investments

The Company has two investments in marketable equity securities measured using quoted prices in their respective active markets and certain interests in non-marketable equity and debt securities that are considered strategic investments. As of April 30, 2012, the fair value of the Company’s marketable equity securities of $4.4 million includes an unrealized gain of $2.2 million. As of January 31, 2012, the fair value of the Company’s marketable equity securities of $5.6 million includes an unrealized gain of $3.4 million. These investments are recorded in other assets, net on the condensed consolidated balance sheets.

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

As of April 30, 2012 and January 31, 2012, the carrying value that approximates the fair value of the Company’s investments in privately-held companies was $47.5 million and $48.3 million, respectively. These investments are recorded in other assets, net on the condensed consolidated balance sheets.

Investment Income

Investment income consists of interest income, realized gains, and realized losses on the Company’s cash, cash equivalents and marketable securities. The components of investment income are presented below (in thousands):

	Three Months Ended April 30,
	2012	2011
Interest income	$4,749	$6,263
Realized gains	91	3,271
Realized losses	(379)	(1,479)

Total investment income	$4,461	$8,055

3. Property and Equipment

Property and equipment consisted of the following (in thousands):

	April 30, 2012	January 31, 2012
Land	$248,263	$248,263
Building improvements	49,572	43,868
Computers, equipment and software	260,150	232,460
Furniture and fixtures	28,350	25,250
Leasehold improvements	142,111	137,587

	728,446	687,428
Less accumulated depreciation and amortization	(178,714)	(159,482)

	$549,732	$527,946

Depreciation and amortization expense totaled $22.4 million and $14.8 million for the three months ended April 30, 2012 and 2011, respectively.

Computers, equipment and software at April 30, 2012 and January 31, 2012 included a total of $112.0 million and $105.1 million acquired under capital lease agreements, respectively. Accumulated amortization relating to computers, equipment and software under capital leases totaled $37.9 million and $31.7 million, respectively, at April 30, 2012 and January 31, 2012. Amortization of assets under capital leases is included in depreciation and amortization expense.

In November 2010, the Company purchased approximately 14 acres of undeveloped real estate in San Francisco, California, including entitlements and improvements associated with the land. In addition to the amounts reflected in the table above, the Company recorded $23.3 million to the perpetual parking rights and classified such rights as a purchased intangible asset as it represents an intangible right to use the existing garage. The Company has capitalized all pre-construction activities related to the development of the land, including interest costs and property taxes since the November 2010 purchase. The pre-construction costs capitalized for the three months ended April 30, 2012 were $5.7 million. During the first quarter of fiscal 2013, the Company suspended pre-construction activity. The total carrying value of the land, building improvements and perpetual parking rights was $321.1 million as of April 30, 2012. The Company is currently evaluating its future needs for office facilities space and its options for the undeveloped real estate.

4. Business Combinations

Rypple

On February 1, 2012, the Company acquired for cash the outstanding stock of 2Catalyze, Inc., (“Rypple”), a provider of social performance management applications. The Company acquired Rypple to, among other things, enable customers to engage and align their employees and teams with a social performance management solution, extending the employee social network to reach every employee. The Company has included the financial results of Rypple in the consolidated financial statements from the date of acquisition, which have not been material to date. The acquisition date fair value of the consideration transferred for Rypple was approximately $50.6 million, which consisted of the following:

Fair value of consideration transferred (in thousands)
Cash	$50,166
Fair value of stock options assumed	470

Total	$50,636

The fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model and the share conversion ratio of 0.011 was applied to convert Rypple options to the Company’s options.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the date of acquisition:

(in thousands)
Net tangible assets	$758
Deferred tax liability	(1,671)
Intangible assets	5,970
Goodwill	45,579

Net assets acquired	$50,636

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The estimated fair values of assets acquired and liabilities assumed are considered preliminary and are based on the information that was available as of the date of the acquisition. The Company believes that the information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but certain items such as current and noncurrent income taxes payable and deferred taxes may be subject to change as additional information is received and certain tax returns are finalized. Thus the provisional measurements of fair value set forth above are subject to change. The Company expects to finalize the valuation as soon as practicable, but not later than one-year from the acquisition date.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(in thousands)	Fair value	Useful Life
Developed technology	$4,970	3 years
Customer relationships	1,000	1 year

Total intangible assets subject to amortization	$5,970

Developed technology represents the estimated fair value of Rypple’s social performance management technology. The Company determined the useful life of the developed technology to be three years. Customer relationships represent the fair values of the underlying relationships and agreements with Rypple customers. The goodwill balance is primarily attributed to the assembled workforce and expanded market opportunities when integrating Rypple’s social performance management technology with the Company’s other product offerings. The goodwill balance is deductible for U.S. income tax purposes.

The Company assumed unvested options with a fair value of $2.2 million. Of the total consideration, $0.5 million was allocated to the purchase consideration and $1.7 million was allocated to future services and will be expensed over the remaining service periods on a straight-line basis.

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter.

Goodwill consisted of the following (in thousands):

Balance as of January 31, 2012	$785,381
Rypple	45,579
Other adjustments	44

Balance as of April 30, 2012	$831,004

There was no impairment of goodwill for the three months ended April 30, 2012.

5. Notes Payable

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

For 20 trading days during the 30 consecutive trading days ended January 31, 2012, the Company’s common stock did not trade at a price exceeding 130% of the conversion price of $85.36 per share applicable to the Notes. Accordingly, the Notes were not convertible at the option of the holder for the Company’s common shares as of April 30, 2012 and were classified as a noncurrent liability on the Company’s condensed consolidated balance sheet. For 20 trading days during the 30 consecutive trading days ended April 30, 2012, the Company’s common stock traded at a price exceeding 130% of the conversion price of $85.36 per share applicable to the Notes. Accordingly, the Notes will be convertible at the holders’ option for the quarter ending July 31, 2012 and will be reclassified as a current liability on the Company’s condensed consolidated balance sheet so long as the Notes are convertible.

Holders of the Notes have the right to require the Company to purchase with cash all or a portion of the Notes upon the occurrence of a fundamental change, such as a change of control, at a purchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. Following certain corporate transactions that constitute a change of control, the Company will increase the conversion rate for a holder who elects to convert the Notes in connection with such change of control in certain circumstances.

In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes as a whole. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense over the term of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

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

The Notes consisted of the following (in thousands):

	April 30, 2012	January 31, 2012
Liability component :
Principal	$574,890	$574,890
Less: debt discount, net (1)	(72,564)	(78,741)

Net carrying amount	$502,326	$496,149

(1)	Included in the condensed consolidated balance sheets within 0.75% convertible senior notes and is amortized over the remaining life of the Notes using the effective interest rate method.

As of April 30, 2012, the remaining life of the Notes is approximately 2.75 years.

The following table sets forth total interest expense recognized related to the Notes prior to capitalization of interest (in thousands):

	Three months ended April 30,
	2012	2011
Contractual interest expense	$1,078	$1,078
Amortization of debt issuance costs	330	330
Amortization of debt discount	6,177	5,831

	$7,585	$7,239

Effective interest rate of the liability component	5.86%	5.86%

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

Warrants

Separately, the Company in January 2010 also entered into warrant transactions (the “Warrants”), whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, up to 6.7 million shares of the Company’s common stock at a strike price of $119.51 per share. The Company received aggregate proceeds of $59.3 million from the sale of the Warrants. As the average market value per share of the Company’s common stock for the reporting period, as measured under the Warrants, exceeds the strike price of the Warrants, the Warrants would have a dilutive effect on the Company’s earnings/loss per share. The Warrants were anti-dilutive for the three months ended April 30, 2012 based on the Company’s net loss for the three months ended April 30, 2012. The Warrants are separate transactions, entered into by the Company and are not part of the terms of the Notes or Note Hedges. Holders of the Notes and Note Hedges will not have any rights with respect to the Warrants.

Interest Expense

Interest expense consists of interest on the Company’s capital lease commitments and the Notes, net of amounts capitalized. In accounting for the Notes at the time of issuance in January 2010, the carrying amount of the liability component was calculated by measuring the fair value of a similar liability that did not have an associated convertible feature. The excess of the principal amount of the liability component over its carrying amount is amortized, using an effective interest rate of 5.86%, to interest expense over the term of the Notes.

6. Other Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	April 30, 2012	January 31, 2012
Deferred professional services costs	$8,590	$10,399
Prepaid income taxes	22,274	12,785
Prepaid expenses and other current assets	68,925	57,135

	$99,789	$80,319

Capitalized Software, net

Capitalized software consisted of the following (in thousands):

	April 30, 2012	January 31, 2012
Capitalized internal-use software development costs, net of accumulated amortization of $54,917 and $50,300, respectively	$49,080	$41,442
Acquired developed technology, net of accumulated amortization of $118,052 and $99,886, respectively	133,791	146,970

	$182,871	$188,412

Capitalized internal-use software amortization expense totaled $4.6 million and $3.7 million for the three months ended April 30, 2012 and 2011, respectively. Acquired developed technology amortization expense totaled $18.2 million and $9.8 million for the three months ended April 30, 2012 and 2011, respectively.

During the three months ended April 30, 2012 and 2011, the Company capitalized $1.0 million and $0.7 million, respectively, of stock based expenses related to capitalized internal-use software development and deferred professional services costs.

Other Assets, net

Other assets consisted of the following (in thousands):

	April 30, 2012	January 31, 2012
Deferred professional services costs, noncurrent portion	$2,982	$3,935
Long-term deposits	13,191	13,941
Purchased intangible assets, net of accumulated amortization of $21,294 and $17,868, respectively	43,684	46,110
Acquired intellectual property, net of accumulated amortization of $4,326 and $3,139, respectively	17,492	15,020
Strategic investments	51,954	53,949
Other	22,191	22,194

	$151,494	$155,149

Purchased intangible assets amortization expense for the three months ended April 30, 2012 and 2011, was $3.4 million and $1.2 million, respectively. Acquired intellectual property amortization expense for the three months ended April 30, 2012 and 2011, was $1.2 million and $0.3 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	April 30, 2012	January 31, 2012
Accrued compensation	$161,879	$228,466
Accrued other liabilities	118,903	121,957
Accrued income and other taxes payable	61,215	100,471
Accrued professional costs	22,346	21,993
Accrued rent	35,388	29,555

	$399,731	$502,442

7. Stockholders’ Equity

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

On February 1, 2012, 3.5 million additional shares were reserved under the 2004 Equity Incentive Plan and 1.0 million additional shares were reserved under the 2004 Employee Stock Purchase Plan pursuant to the automatic increase in each respective plan.

In September 2011, the Company’s Board of Directors amended and restated the 2004 Employee Stock Purchase Plan (the “ESPP”). In conjunction with the amendment of the ESPP, the Company’s Board of Directors determined that the offerings under the ESPP would commence, beginning with a twelve month offering period starting in December 2011. As of April 30, 2012, $28.9 million has been held on behalf of employees for future purchases under the plan and is recorded in accrued expenses and other current liabilities. This amount is also included in proceeds from equity plans in the financing activities section of the condensed consolidated statements of cash flows.

Prior to February 1, 2006, options issued under the Company’s stock option plans generally had a term of 10 years. After February 1, 2006, options issued have a term of 5 years.

Stock activity is as follows:

	Shares Available for Grant	Options Outstanding
		Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2012	3,440,993	11,184,907	$79.78
Increase in shares authorized:
2004 Equity Incentive Plan	3,500,000	0	0.00
2Catalyze, Inc. Amended 2008 Stock Option Plan	30,177	0	0.00
Options granted under all plans	(505,375)	505,375	138.98
Restricted stock activity	(673,169)	0	0.00
Stock grants to board and advisory board members	(6,400)	0	0.00
Exercised	0	(1,368,239)	54.65
1999 Plan shares expired	(22,569)	0	0.00
Cancelled	185,940	(185,940)	92.41

Balance as of April 30, 2012	5,949,597	10,136,103	$85.89	$707,916

Vested or expected to vest		9,847,757	$84.98	$696,767

Exercisable as of April 30, 2012		4,239,909	$56.69	$419,906

The total intrinsic value of the options exercised during the three months ended April 30, 2012 and 2011 was $127.1 million and $69.7 million, respectively. The intrinsic value is the difference of the current market value of the stock and the exercise price of the stock option.

The weighted-average remaining contractual life of vested and expected to vest options is approximately 3.0 years.

As of April 30, 2012, options to purchase 4,239,909 shares were vested at a weighted average exercise price of $56.69 per share and a remaining weighted-average remaining contractual life of approximately 2.1 years. The total intrinsic value of these vested options as of April 30, 2012 was $419.9 million.

The following table summarizes information about stock options outstanding as of April 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$1.10 to $25.97	2,274,665	2.0	$20.26	1,779,736	$19.62
$27.40 to $65.41	1,106,546	1.5	50.50	901,847	50.69
$65.44	1,521,248	2.6	65.44	652,336	65.44
$65.68 to $108.25	1,675,752	4.1	101.28	159,309	75.22
$111.86 to $140.28	823,661	4.3	129.15	118,473	131.26
$142.50	1,894,354	3.6	142.50	628,208	142.50
$143.46 to $153.50	839,877	4.5	146.47	0	0.00

	10,136,103	3.1	$85.89	4,239,909	$56.69

Restricted stock activity is as follows:

	Restricted Stock Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2012	4,962,263	$0.001
Granted	808,969	0.001
Cancelled	(129,400)	0.001
Vested and converted to shares	(282,410)	0.001

Balance as of April 30, 2012	5,359,422	$0.001	$834,623

Expected to vest	5,160,629		$803,665

The restricted stock, which upon vesting entitles the holder to one share of common stock for each share of restricted stock, has an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and generally vest over 4 years.

The weighted-average fair value of the restricted stock issued for the three months ended April 30, 2012 and 2011 was $136.92 and $136.90, respectively.

Common Stock

The following number of shares of common stock were reserved and available for future issuance at April 30, 2012:

Options outstanding	10,136,103
Restricted stock awards and units outstanding	5,359,422
Stock available for future grant:
2004 Equity Incentive Plan	5,203,244
2006 Inducement Equity Incentive Plan	178,553
2004 Employee Stock Purchase Plan	2,000,000
2004 Outside Directors Stock Plan	567,800
0.75% Convertible senior notes	6,734,664
Warrants	6,735,953

36,915,739

8. Income Taxes

Effective Tax Rate

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to income from recurring operations and adjusts the provision for discrete tax items recorded in the period. The Company’s effective tax rate for the three months ended April 30, 2012 was 22 percent, which was lower than the federal statutory tax rate of 35 percent. The lower tax rate was primarily attributable to a detrimental foreign tax differential and non-deductible expenses arising from stock-based compensation, partially offset by state income taxes, California tax credits and tax benefits recorded in connection with acquisition related structuring of intellectual property.

The Company’s effective tax rate for the three months ended April 30, 2011 was 32 percent, which was lower than the federal statutory tax rate of 35 percent. The lower tax rate was attributable to the benefit of federal and California research tax credits offset by state income taxes, a detrimental foreign tax rate differential and non-deductible acquisition expenses.

Tax Benefits Related to Stock-Based Compensation

The total income tax benefit recognized in the accompanying condensed consolidated statements of operations related to stock-based awards was $25.1 million and $16.5 million for the three months ended April 30, 2012 and 2011, respectively.

Unrecognized Tax Benefits and Other Considerations

The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. In the next 12 months, it is reasonably possible that the unrecognized tax benefits may decrease by approximately $4.0 million due to lapsing of the statute of limitations.

9. Earnings/Loss Per Share

Basic earnings/loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the fiscal period. Diluted earnings/loss per share is computed giving effect to all potential weighted average dilutive common stock, including options, restricted stock units, warrants and the convertible senior notes. The dilutive effect of outstanding awards and convertible securities is reflected in diluted earnings per share by application of the treasury stock method. Diluted earnings/loss per share for the three months ended April 30, 2012 is the same as basic earnings/loss per share as there is a net loss in the period and inclusion of potentially issuable shares would be anti-dilutive.

A reconciliation of the denominator used in the calculation of basic and diluted earnings/loss per share is as follows (in thousands):

	Three Months Ended April 30,
	2012	2011
Numerator:
Net income (loss)	$(19,475)	$530
Denominator:
Weighted-average shares outstanding for basic earnings per share	138,150	133,454
Effect of dilutive securities:
Convertible senior notes	0	2,409
Employee stock awards	0	4,521
Warrants	0	678

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	138,150	141,062

The weighted-average number of shares outstanding used in the computation of basic and diluted earnings/loss per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings/loss per share because the effect would have been anti-dilutive (in thousands):

	Three Months Ended April 30,
	2012	2011
Stock awards	7,508	2,537
Warrants	6,736	0
Convertible senior notes	6,735	0

10. Commitments

Letters of Credit

As of April 30, 2012, the Company had a total of $17.4 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and mature at various dates through April 2030.

Leases

The Company leases facilities space and certain fixed assets under non-cancelable operating and capital leases with various expiration dates.

As of April 30, 2012, the future minimum lease payments under non-cancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Period:
Remaining nine months of fiscal 2013	$25,721	$96,432
Fiscal 2014	24,041	108,978
Fiscal 2015	6,949	77,666
Fiscal 2016	3,662	64,460
Fiscal 2017	2,860	54,832
Thereafter	327	251,057

Total minimum lease payments	63,560	$653,425

Less: amount representing interest	(3,324)

Present value of capital lease obligations	$60,236

The Company’s agreements for the facilities and certain services provide the Company with the option to renew. The Company’s future contractual obligations would change if the Company exercised these options.

11. Legal Proceedings

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

12. Related-Party Transactions

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

Since the Foundation’s inception, the Company has provided at no charge certain resources to Foundation employees such as office space. The value of these items was in excess of $145,000 for the quarter ended April 30, 2012.

In addition to the resource sharing with the Foundation, the Company issued the Foundation warrants in August 2002 to purchase shares of the Company’s common stock. All of the warrants were exercised in prior years. As of April 30, 2012, the Foundation held 98,250 shares of salesforce.com common stock. Additionally, the Company has donated subscriptions to the Company’s service to other qualified non-profit organizations. The Company also allows an affiliate of the Foundation to resell the Company’s service to large non-profit organizations. The Company does not charge the affiliate for the subscriptions. The fair value of the subscriptions was in excess of $3.4 million for the quarter ended April 30, 2012. The Company plans to continue these programs.

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

We were founded in February 1999 and began offering our enterprise customer relationship management (“CRM”) application service in February 2000. Since then, we have augmented our CRM service with new editions, services and enhanced features. Over the last few years, we have both developed and acquired several mobile, social and open technologies. In fiscal 2012, we introduced our social enterprise solution which consists of applications and platforms that helps companies transform themselves into social enterprises by creating customer social profiles and employee, customer and product social networks.

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

In November 2010, we purchased approximately 14 acres of undeveloped real estate in San Francisco, California, including entitlements and improvements associated with the land. We have capitalized all pre-construction activities related to the development of the land, including interest costs and property taxes since the November 2010 purchase. The pre-construction costs capitalized for the three months ended April 30, 2012 were $5.7 million. During the first quarter of fiscal 2013, we suspended pre-construction activity. The total carrying value of the land, building improvements and perpetual parking rights was $321.1 million as of April 30, 2012. We are currently evaluating our future needs for office facilities space and our options for the undeveloped real estate.

We expect marketing and sales costs, which were 53 percent of our total revenues for the three months ended April 30, 2012 and 51 percent for the same period a year ago, to continue to represent a substantial portion of total revenues in the future as we seek to add and manage more paying subscribers, and build greater brand awareness.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2013, for example, refer to the fiscal year ending January 31, 2013.

Sources of Revenues

We derive our revenues from: (1) subscription fees from customers accessing our enterprise cloud computing services; (2) support revenues from customers purchasing additional support beyond the standard support that is included in the basic subscription fees; (3) professional services, which include consulting services such as process mapping and project management, and implementation services including systems integration, technical architecture and development, and data conversion; and (4) other revenue, which consists primarily of training fees. Subscription and support revenues accounted for approximately 94 percent of our total revenues during the three months ended April 30, 2012. Subscription revenues are driven primarily by the number of paying subscribers, varying service types, the price of our service and service renewal rates. We define a “customer” as a separate and distinct buying entity (e.g., a company, a distinct business unit of a large corporation, a partnership, etc.) that has entered into a contract to access our enterprise cloud computing services. We define a “subscription” as a unique user account purchased by a customer for use by its employees or other customer-authorized users, and we refer to each such user as a “subscriber.” The number of paying subscriptions at each of our customers ranges from one to hundreds of thousands. None of our customers accounted for more than five percent of our revenues during the three months ended April 30, 2012 and 2011.

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

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”) which amended the previous multiple-deliverable arrangements accounting guidance. Pursuant to the new guidance, objective and reliable evidence of fair value of the deliverables to be delivered is no longer required in order to account for deliverables in a multiple-deliverable arrangement separately. Instead, arrangement consideration is allocated to deliverables based on their relative selling price. In the first quarter of fiscal 2012, we adopted this new accounting guidance on a prospective basis. We applied the new accounting guidance to those multiple-deliverable arrangements entered into or materially modified on or after February 1, 2011 which was the beginning of our fiscal 2012.

Seasonal Nature of Deferred Revenue and Accounts Receivable

Deferred revenue primarily consists of billings to customers for our subscription service. Over 90 percent of the value of our billings to customers is for our subscription and support service. We generally invoice our customers in either quarterly or annual cycles. In the fourth quarter of fiscal 2012, we introduced greater operational discipline around annual invoicing, for both new business and renewals which resulted in an increase in deferred revenue. Occasionally, we bill customers for their multi-year contract on a single invoice which results in an increase in noncurrent deferred revenue. There is a disproportionate weighting towards annual billings in the fourth quarter, primarily as a result of large enterprise account buying patterns. Our fourth quarter has historically been our strongest quarter for new business and renewals. The year on year compounding effect of this seasonality in both billing patterns and overall new and renewal business causes the value of invoices that we generate in the fourth quarter for both new business and renewals to increase as a proportion of our total annual billings.

Accordingly, the sequential quarterly changes in accounts receivable and the related deferred revenue during the first three quarters of our fiscal year are not necessarily indicative of the billing activity that occurs in the fourth quarter as displayed below:

(in thousands)	April 30, 2012
Fiscal 2013
Accounts receivable, net	$371,395
Deferred revenue, current and noncurrent	1,334,716

(in thousands)	April 30, 2011	July 31, 2011	October 31, 2011	January 31, 2012
Fiscal 2012
Accounts receivable, net	$270,816	$342,397	$312,331	$683,745
Deferred revenue, current and noncurrent	915,133	935,266	917,821	1,380,295

(in thousands)	April 30, 2010	July 31, 2010	October 31, 2010	January 31, 2011
Fiscal 2011
Accounts receivable, net	$183,612	$228,550	$258,764	$426,943
Deferred revenue, current and noncurrent	664,529	683,019	694,557	934,941

Unbilled Deferred Revenue

The deferred revenue balance on our condensed consolidated balance sheet does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Unbilled deferred revenue was approximately $2.7 billion as of April 30, 2012 and approximately $2.2 billion as of January 31, 2012. Unbilled deferred revenue represents future billings under our subscription agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue. We expect that the amount of unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing and duration of large customer subscription agreements, varying billing cycles of subscription agreements, the specific timing of customer renewals, foreign currency fluctuations, the timing of when unbilled deferred revenue is to be recognized as revenue, and changes in customer financial circumstances. For multi-year subscription agreements billed annually, the associated unbilled deferred revenue is typically high at the beginning of the contract period, zero just prior to renewal, and increases if the agreement is renewed. Low unbilled deferred revenue attributable to a particular subscription agreement is often associated with an impending renewal and may not be an indicator of the likelihood of renewal or future revenue from such customer. Accordingly, we expect that the amount of aggregate unbilled deferred revenue will change from year-to-year depending in part upon the number and dollar amount of subscription agreements at particular stages in their renewal cycle. Such fluctuations are not a reliable indicator of future revenues.

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

During the three months ended April 30, 2012, we recognized stock-based expense of $81.3 million. As of April 30, 2012, the aggregate stock compensation remaining to be amortized to costs and expenses was $888.1 million. We expect this stock compensation balance to be amortized as follows: $255.2 million during the remaining nine months of fiscal 2013; $292.4 million during fiscal 2014; $232.8 million during fiscal 2015, $105.1 million during fiscal 2016 and $2.6 million during fiscal 2017. The expected amortization reflects only outstanding stock awards as of April 30, 2012 and assumes no forfeiture activity. We expect to continue to issue stock-based awards to our employees in future periods.

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

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

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

In the first quarter of fiscal 2012, we adopted this updated accounting guidance on a prospective basis. We have applied the updated accounting guidance to those multiple-deliverable arrangements entered into or materially modified on or after February 1, 2011 which is the beginning of our fiscal year.

The adoption of this updated accounting guidance did not have a material impact on our financial condition, results of operations or cash flows for the fiscal year ended January 31, 2012 As of April 30, 2012, the deferred professional services revenue and deferred costs under the previous accounting guidance are $23.6 million and $11.6 million, respectively, which will continue to be recognized over the related remaining subscription period.

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

During the three months ended April 30, 2012, we deferred $32.1 million of commission expenditures and we amortized $36.2 million to sales expense. During the same period a year ago, we deferred $20.5 million of commission expenditures and we amortized $24.7 million to sales expense. Deferred commissions on our condensed consolidated balance sheets totaled $172.5 million at April 30, 2012 and $176.6 million at January 31, 2012.

Strategic Investments. We report our investments in non-marketable equity and debt securities, which consist of minority equity and debt investments in privately-held companies, at cost or fair value when an event or circumstance indicates an other-than-temporary decline in value has occurred. Management evaluates financial results, earnings trends, technology milestones and subsequent financing of these companies, as well as the general market conditions to identify indicators of other-than temporary impairment.

Business Combinations. Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets and assets acquired and liabilities assumed and pre-acquisition contingencies. We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date.

Examples of critical estimates in valuing certain of the intangible assets we have acquired include but are not limited to:

•	future expected cash flows from subscription and support contracts, professional services contracts, other customer contracts and acquired developed technologies and patents;

•	expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed;

•

the acquired company’s trade name, trademark and existing customer relationship, as well as assumptions about the period of time the acquired trade name and trademark will continue to be used in our offerings;

•	uncertain tax positions and tax related valuation allowances assumed; and

•	discount rates.

Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

Stock-Based Awards. We recognize the fair value of our stock awards on a straight-line basis over the requisite service period of the award which is the vesting term of generally four years for stock options and restricted stock awards and one year for shares issued pursuant to our Employee Stock Purchase Plan (“ESPP”). The fair value of each award is estimated on the date of grant using the Black-Scholes option pricing model. The estimated forfeiture rate applied is based on historical forfeiture rates. Inputs into the Black-Scholes option pricing model include:

•

The estimated life for the stock options which is estimated based on an actual analysis of expected life. The estimated life for shares issued pursuant to our ESPP is based on the two purchase periods within the 12 month offering period;

•	The risk free interest rate which is based on the rate for a U.S. government security with the same estimated life at the time of the option grant and the stock purchase rights; and

•

The future stock price volatility which is estimated considering both our observed option-implied volatilities and our historical volatility calculations. We believe this is the best estimate of the expected volatility over the expected life of our stock options and stock purchase rights.

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

Results of Operations

The following tables set forth selected data for each of the periods indicated (in thousands).

	Three Months Ended April 30,
	2012	2011
Revenues:
Subscription and support	$655,220	$473,504
Professional services and other	40,247	30,860

Total revenues	695,467	504,364
Cost of revenues:
Subscription and support	108,744	75,243
Professional services and other	42,807	27,823

Total cost of revenues	151,551	103,066
Gross profit	543,916	401,298
Operating expenses:
Research and development	94,776	65,292
Marketing and sales	369,789	254,471
General and administrative	101,600	84,338

Total operating expenses	566,165	404,101
Loss from operations	(22,249)	(2,803)
Investment income	4,461	8,055
Interest expense	(6,370)	(3,671)
Other expense	(710)	(800)

Income (loss) before benefit (provision) for income taxes	(24,868)	781
Benefit (provision) for income taxes	5,393	(251)

Net income (loss)	$(19,475)	$530

	As of
	April 30, 2012	January 31, 2012
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$1,657,089	$1,447,174
Deferred revenue, current and noncurrent	1,334,716	1,380,295

Unbilled deferred revenue was approximately $2.7 billion as of April 30, 2012 and $2.2 billion as of January 31, 2012. Unbilled deferred revenue represents future billings under our non-cancelable subscription agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue.

Cost of revenues and marketing and sales expenses include the following amounts related to amortization of purchased intangibles from business combinations:

	Three Months Ended April 30,
	2012	2011
Cost of revenues	$17,448	$9,095
Marketing and sales	3,427	1,240

Cost of revenues and operating expenses include the following amounts related to stock-based awards:

	Three Months Ended April 30,
	2012	2011
Cost of revenues	$7,253	$3,651
Research and development	15,667	7,839
Marketing and sales	41,987	23,787
General and administrative	16,359	12,281

Revenues by geography were as follows:

	Three Months Ended April 30,
	2012	2011
Americas	$484,953	$340,018
Europe	118,294	94,395
Asia Pacific	92,220	69,951

	$695,467	$504,364

The following tables set forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended April 30,
	2012	2011
Revenues:
Subscription and support	94%	94%
Professional services and other	6	6

Total revenues	100	100
Cost of revenues:
Subscription and support	16	15
Professional services and other	6	5

Total cost of revenues	22	20
Gross profit	78	80
Operating expenses:
Research and development	14	13
Marketing and sales	53	51
General and administrative	14	17

Total operating expenses	81	81
Loss from operations	(3)	(1)
Investment income	0	2
Interest expense	(1)	(1)
Other expense	0	0

Income (loss) before benefit (provision) for income taxes	(4)	0
Benefit (provision) for income taxes	1	0

Net income (loss)	(3%)	0%

	Three Months Ended April 30,
	2012	2011
Amortization of purchased intangibles:
Cost of revenues	3%	2%
Marketing and sales	0	0

	Three Months Ended April 30,
	2012	2011
Stock-based awards:
Cost of revenues	1%	1%
Research and development	2	2
Marketing and sales	6	5
General and administrative	2	2

	Three Months Ended April 30,
	2012	2011
Revenues by geography:
Americas	70%	67%
Europe	17	19
Asia Pacific	13	14

	100%	100%

Three Months Ended April 30, 2012 and 2011

Revenues.

	Three Months Ended April 30,		Variance
(In thousands)	2012	2011	Dollars	Percent
Subscription and support	$655,220	$473,504	$181,716	38%
Professional services and other	40,247	30,860	9,387	30%

Total revenues	$695,467	$504,364	$191,103	38%

Total revenues were $695.5 million for the three months ended April 30, 2012, compared to $504.4 million during the same period a year ago, an increase of $191.1 million, or 38 percent. Subscription and support revenues were $655.2 million, or 94 percent of total revenues, for the three months ended April 30, 2012, compared to $473.5 million, or 94 percent of total revenues, during the same period a year ago. The increase in subscription and support revenues was due primarily to new customers, upgrades and additional subscriptions from existing customers and improved renewal rates as compared to a year ago. The price per user per month for our three primary offerings, Professional Edition, Enterprise Edition and Unlimited Edition, in the quarter ended April 30, 2012 has generally remained consistent relative to prior periods. Professional services and other revenues were $40.2 million, or six percent of total revenues, for the three months ended April 30, 2012, compared to $30.9 million, or six percent of total revenues, for the same period a year ago. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers.

Revenues in Europe and Asia Pacific accounted for $210.5 million, or 30 percent of total revenues, for the three months ended April 30, 2012, compared to $164.3 million, or 33 percent of total revenues, during the same period a year ago, an increase of $46.2 million, or 28 percent. The increase in revenues outside of the Americas was the result of the increasing acceptance of our service, our focus on marketing our services internationally and improved renewal rates. Additionally, the value of the U.S. dollar relative to foreign currencies contributed to a slight decrease in U.S. dollar revenues outside of the Americas for the three months ended April 30, 2012 as compared to the same period a year ago. The foreign currency impact had the effect of decreasing our aggregate revenues by $6.2 million compared to the same period a year ago. As part of our overall growth, we expect the percentage of our revenue generated outside of the Americas to increase as a percentage of our total revenues worldwide.

Cost of Revenues.

	Three Months Ended April 30,		Variance
(In thousands)	2012	2011	Dollars
Subscription and support	$108,744	$75,243	$33,501
Professional services and other	42,807	27,823	14,984

Total cost of revenues	$151,551	$103,066	$48,485

Percent of total revenues	22%	20%

Cost of revenues was $151.6 million, or 22 percent of total revenues, for the three months ended April 30, 2012, compared to $103.1 million, or 20 percent of total revenues, during the same period a year ago, an increase of $48.5 million. The increase in absolute dollars was primarily due to an increase of $19.3 million in employee-related costs, an increase of $3.6 million in stock based expenses, an increase of $7.4 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of $13.8 million in depreciation and amortization expenses, $8.4 million of which related to the amortization of purchased intangible assets and an increase of $2.3 million in allocated overhead. We have increased our professional services headcount since April 30, 2011 to meet the higher demand for services from our customers. A majority of the increase in headcount was due to the acquisition of Model Metrics in the fourth quarter of fiscal 2012. The increase in expense for the additional professional services headcount mentioned above, resulted in the cost of professional services and other revenues to be in excess of the related revenue for the three months ended April 30, 2012 by $2.6 million.

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

Research and Development.

	Three Months Ended April 30,		Variance
(In thousands)	2012	2011	Dollars
Research and development	$94,776	$65,292	$29,484
Percent of total revenues	14%	13%

Research and development expenses were $94.8 million, or 14 percent of total revenues, for the three months ended April 30, 2012, compared to $65.3 million, or 13 percent of total revenues, during the same period a year ago, an increase of $29.5 million. The increase in absolute dollars was primarily due to an increase of $18.4 million in employee-related costs, an increase of $7.8 million in stock-based expenses, an increase of $1.0 million in our development and test data center and an increase of $1.5 million in allocated overhead. We increased our research and development headcount by 59 percent since April 30, 2011 in order to improve and extend our service offerings and develop new technologies. Some of the increase in headcount was due to acquired businesses.

Marketing and Sales.

	Three Months Ended April 30,		Variance
(In thousands)	2012	2011	Dollars
Marketing and sales	$369,789	$254,471	$115,318
Percent of total revenues	53%	51%

Marketing and sales expenses were $369.8 million, or 53 percent of total revenues, for the three months ended April 30, 2012, compared to $254.5 million, or 51 percent of total revenues, during the same period a year ago, an increase of $115.3 million. The increase in absolute dollars was primarily due to increases of $80.6 million in employee-related costs, including amortization of deferred commissions, $18.2 million in stock-based expenses, $7.3 million in advertising, marketing and event costs, $3.4 million in allocated overhead, $1.6 million in outside subcontractor and other service costs and $2.2 million in depreciation and amortization. Our marketing and sales headcount increased by 45 percent since April 30, 2011 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. Some of the increase in headcount was due to acquired businesses.

General and Administrative.

	Three Months Ended April 30,		Variance
(In thousands)	2012	2011	Dollars
General and administrative	$101,600	$84,338	$17,262
Percent of total revenues	14%	17%

General and administrative expenses were $101.6 million, or 14 percent of total revenues, for the three months ended April 30, 2012, compared to $84.3 million, or 17 percent of total revenues, during the same period a year ago, an increase of $17.3 million. The increase was primarily due to increases of $4.1 million in stock-based expenses, $5.7 million in depreciation and amortization and increases in employee-related costs. Our general and administrative headcount increased by 47 percent since April 30, 2011 as we added personnel to support our growth.

Loss from operations.

	Three Months Ended April 30,				Variance
(In thousands)	2012		2011		Dollars
Loss from operations	$(22,249)		$(2,803)		$(19,446)
Percent of total revenues	(3	) %	(1	) %

Loss from operations for the three months ended April 30, 2012 was $22.2 million and included $81.3 million of stock-based expenses and $20.9 million of amortization of purchased intangibles. During the same period a year ago, loss from operations was $2.8 million and included $47.6 million of stock-based expenses and $10.3 million of amortization of purchased intangibles.

Investment income.

	Three Months Ended April 30,		Variance
(In thousands)	2012	2011	Dollars
Investment income	$4,461	$8,055	$(3,594)
Percent of total revenues	0%	2%

Investment income consists of income on cash and marketable securities balances. Investment income was $4.5 million for the three months ended April 30, 2012 and was $8.1 million during the same period a year ago. The decrease was primarily due to a reduction in realized gains from sales of marketable securities and lower interest rates.

Interest expense.

	Three Months Ended April 30,				Variance
(In thousands)	2012		2011		Dollars
Interest expense	$(6,370)		$(3,671)		$(2,699)
Percent of total revenues	(1	) %	(1	) %

Interest expense consists of interest on our convertible senior notes and capital leases. Interest expense, net of interest costs capitalized, was $6.4 million for the three months ended April 30, 2012 and was $3.7 million during the same period a year ago. During the three months ended April 30, 2012, we capitalized $1.8 million of interest costs related to capital projects. Capitalized interest during the same period a year ago was $3.9 million.

Benefit (provision) for income taxes.

	Three Months Ended April 30,		Variance
(In thousands)	2012	2011	Dollars
Benefit (provision) for income taxes	$5,393	$(251)	$5,644
Effective tax rate	22%	32%

The benefit for income taxes was $5.4 million for the three months ended April 30, 2012, compared to an income tax provision of $0.3 million during the same period a year ago.

Our effective tax rate was 22 percent for the three months ended April 30, 2012 compared to 32 percent for the same period a year ago. The lower tax rate was primarily attributable to a detrimental foreign tax differential and non-deductible expenses arising from stock-based compensation, partially offset by state income taxes, California tax credits and tax benefits recorded in connection with acquisition related structuring of intellectual property.

Our effective tax rate for the three months ended April 30, 2011 was 32 percent, which was lower than the federal statutory tax rate of 35 percent. The lower tax rate was attributable to the benefit of federal and California research tax credits offset by state income taxes, a detrimental foreign tax rate differential and non-deductible acquisition expenses.

New Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. We plan to adopt ASU 2011-08 by the fourth quarter of fiscal 2013 and do not believe that the adoption will have a material effect on the condensed consolidated financial statements.

Liquidity and Capital Resources

At April 30, 2012, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1.7 billion and accounts receivable of $371.4 million.

Net cash provided by operating activities was $213.2 million during the three months ended April 30, 2012 and $139.5 million during the same period a year ago. Cash provided by operating activities has historically been affected by: the amount of net income (loss); sales of subscriptions, support and professional services; changes in working capital accounts, particularly increases and seasonality in accounts receivable and deferred revenue as described above, the timing of commission and bonus payments, and the timing of collections from large enterprise customers; add-backs of non-cash expense items such as depreciation and amortization, amortization of debt discount and the expense associated with stock-based awards. We made a tax payment of approximately $40.0 million during the three months ended April 30, 2012 as a result of the Radian6 transaction.

Net cash used in investing activities was $475.0 million during the three months ended April 30, 2012 and net cash provided by investing activities was $79.4 million during the same period a year ago. The net cash used in investing activities during the three months ended April 30, 2012 primarily related to the purchase of Rypple in February 2012, investment of cash balances, capital expenditures and strategic investments offset by proceeds from sales and maturities of marketable securities.

Net cash provided by financing activities was $97.0 million during the three months ended April 30, 2012 and $28.0 million during the same period a year ago. Net cash provided by financing activities during the three months ended April 30, 2012 consisted primarily of $93.6 million of proceeds from equity plans and $11.0 million of excess tax benefits from employee stock plans offset by $7.6 million of principal payments on capital leases.

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

For 20 trading days during the 30 consecutive trading days ended January 31, 2012, our common stock did not trade at a price exceeding 130% of the conversion price of $85.36 per share applicable to the Notes. Accordingly, the Notes were not convertible at the holders’ option for the quarter ending April 30, 2012. The Notes are classified as a noncurrent liability on our condensed consolidated balance sheet as of April 30, 2012. For 20 trading days during the 30 consecutive trading days ended April 30, 2012, our common stock traded at a price exceeding 130% of the conversion price of $85.36 per share applicable to the Notes. Accordingly, the Notes will be convertible at the holders’ option for the quarter ending July 31, 2012, and will be reclassified as a current liability on our condensed consolidated balance sheet so long as the Notes are convertible.

Our cash, cash equivalents and marketable securities are comprised primarily of corporate notes and other obligations, U.S. treasury, U.S. government and U.S. agency obligations, U.S agency mortgage backed securities, time deposits, money market mutual funds and municipal securities.

As of April 30, 2012, we have a total of $17.4 million in letters of credit outstanding in favor of certain landlords for office space. To date, no amounts have been drawn against the letters of credit, which renew annually and mature at various dates through April 2030.

We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. Additionally, we currently do not have a bank line of credit.

Our principal commitments consist of obligations under leases for office space and co-location facilities for data center capacity and our development and test data center, and computer equipment and furniture and fixtures. At April 30, 2012, the future non-cancelable minimum payments under these commitments were as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Period:
Remaining nine months of fiscal 2013	$25,721	$96,432
Fiscal 2014	24,041	108,978
Fiscal 2015	6,949	77,666
Fiscal 2016	3,662	64,460
Fiscal 2017	2,860	54,832
Thereafter	327	251,057

Total minimum lease payments	63,560	$653,425

Less: amount representing interest	(3,324)

Present value of capital lease obligations	$60,236

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

Non-GAAP gross profit, Non-GAAP operating profit and Non-GAAP net income

We use the non-GAAP measures of non-GAAP gross profit, non-GAAP operating profit and non-GAAP net income to provide an additional view of operational performance by excluding non-cash expenses that are not directly related to performance in any particular period. In addition to our GAAP measures we use these non-GAAP measures when planning, monitoring, and evaluating our performance. We believe that these non-GAAP measures reflect our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business, as they exclude certain expenses. These certain expenses are excluded because the decisions which gave rise to these expenses are not made to increase revenue in a particular period, but are made for our long-term benefit over multiple periods and we are not able to change or affect these items in any particular period.

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

We define non-GAAP gross profit as our total revenues less cost of revenues, as reported on our condensed consolidated statement of operations, excluding the portions of stock-based expenses and amortization of purchased intangibles, as described above, that are included in cost of revenues.

We define non-GAAP operating profit as our gross profit less operating expenses, as reported on our condensed consolidated statement of operations, excluding the portions of stock-based expenses and amortization of purchased intangibles, as described above, that are included in operating expenses.

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

We compensate for these limitations by reconciling non-GAAP gross profit, non-GAAP operating profit, non-GAAP net income and non-GAAP earnings per share to the most comparable GAAP financial measure. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view our non-GAAP financial measures in conjunction with the most comparable GAAP financial measures.

Our reconciliation of the non-GAAP financial measure of gross profit, non-GAAP operating profit, net income and earnings per share to the most comparable GAAP measure, “gross profit,” “income (loss) from operations,” “net income (loss)” and “Diluted earnings (loss) per share” for the three months ended April 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended April 30,
	2012	2011
Non-GAAP gross profit
GAAP gross profit	$543,916	$401,298
Plus:
Amortization of purchased intangibles	17,448	9,095
Stock-based expenses	7,253	3,651

Non-GAAP gross profit	$568,617	$414,044

	Three Months Ended April 30,
	2012	2011

Non-GAAP operating profit
GAAP loss from operations	$(22,249)	$(2,803)
Plus:
Amortization of purchased intangibles	20,875	10,335
Stock-based expenses	81,266	47,558

Non-GAAP operating profit	$79,892	$55,090

	Three Months Ended April 30,
	2012	2011

Non-GAAP net income
GAAP net income (loss)	$(19,475)	$530
Plus:
Amortization of purchased intangibles	20,875	10,335
Stock-based expenses	81,266	47,558
Amortization of debt discount, net	4,883	2,758
Less:
Income tax effect of Non-GAAP items	(33,095)	(21,291)

Non-GAAP net income	$54,454	$39,890

	Three Months Ended April 30,
	2012(a)	2011
Non-GAAP diluted earnings per share
GAAP diluted earnings (loss) per share	$(0.14)	$0.00
Plus:
Amortization of purchased intangibles	0.14	0.07
Stock-based expenses	0.56	0.34
Amortization of debt discount, net	0.03	0.02
Less:
Income tax effect of Non-GAAP items	(0.22)	(0.15)

Non-GAAP diluted earnings per share	$0.37	$0.28

Shares used in computing diluted net income per share	146,051	141,062

(a)	Reported GAAP loss per share was calculated using the basic share count. Non-GAAP diluted earnings per share was calculated using the diluted share count.

The effects of dilutive securities were not included in the GAAP calculation of diluted earnings/loss per share for the three months ended April 30, 2012 because we had a net loss for the period and the effect would have been anti-dilutive. The following table reflects the effect of the dilutive securities on the basic share count used in the GAAP earnings/loss per share calculation to derive the share count used for the non-GAAP diluted earnings per share:

	Three Months Ended April 30,
Supplemental Diluted Sharecount Information (in thousands):	2012	2011
Weighted-average shares outstanding for GAAP basic earnings per share	138,150	133,454
Effect of dilutive securities:
Convertible senior notes	2,787	2,409
Warrants associated with the convertible senior note hedges	1,208	678
Employee stock awards	3,906	4,521

Adjusted weighted-average shares outstanding and assumed conversions for Non-GAAP diluted earnings per share	146,051	141,062

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest rate sensitivity

We had cash, cash equivalents and marketable securities totaling $1.7 billion at April 30, 2012. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least single A or better. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

An immediate increase or decrease in interest rates of 100-basis points at April 30, 2012 could result in a $18.4 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

At January 31, 2012, we had cash, cash equivalents and marketable securities totaling $1.4 billion. The fixed-income portfolio was also subject to interest rate risk. Changes in interest rates of 100-basis points would have resulted in market value changes of $12.1 million.

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

For the three months ended April 30, 2012 the Notes were not convertible at the option of the noteholder. For 20 trading days during the 30 consecutive trading days ended April 30, 2012, our common stock traded at a price exceeding 130% of the conversion price of $85.36 per share applicable to the Notes. Accordingly, the Notes will be convertible at the holders’ option for the quarter ending July 31, 2012 and will be reclassified as a current liability on our condensed consolidated balance sheet so long as the Notes are convertible.

The Notes have a fixed annual interest rate of 0.75% and therefore, we do not have economic interest rate exposure on the Notes. However, the value of the Notes are exposed to interest rate risk. Generally, the fair value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our Notes is affected by our stock price. The carrying value of our Notes was $502.3 million as of April 30, 2012. This represents the liability component of the $575.0 million principal balance as of April 30, 2012. The total estimated fair value of our Notes at April 30, 2012 was $1.1 billion and the fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the first quarter of fiscal 2013, which was $187.57.

We have an investment portfolio that includes strategic investments in public and privately-held companies, many of which are in the development stage. When our ownership interests are less than 20 percent and we do not have the ability to exert significant influence, we account for investments in non-marketable equity and debt securities of the privately-held companies using the cost method of accounting. Otherwise, we account for the investments using the equity method of accounting. As of April 30, 2012 and January 31, 2012 the fair value of these investments was $47.5 million and $48.3 million, respectively.

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

Based on management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

We are in the process of upgrading and/or replacing various software systems. If the implementations of these new applications are delayed, or if we encounter unforeseen problem with our new systems or in migrating away from our existing applications and systems, our operations and our ability to manage our business could be negatively impacted.

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

In November 2010, we purchased approximately 14 acres of undeveloped real estate in San Francisco, California, including entitlements and improvements associated with the land. We may not realize any benefits with respect to the purchase of such real estate. During the first quarter of fiscal 2013, we suspended pre-construction activity on the land. If we commence efforts to develop the real estate, we will be required to devote substantial additional resources in the future, which may impact our liquidity and financial flexibility. Finally, real estate assets are not as liquid as certain other types of assets. In the event that in the future we determine to sell this property, we may not be able to do so on favorable terms, or at all, and our financial results may be negatively impacted.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

The Exhibits listed below are filed as part of this Form 10-Q

Index to Exhibits

Exhibit No.	Exhibit Description	Provided Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of salesforce.com, inc.		S-1/A	333-111289	3.2	04/20/2004

3.2	Amended and Restated Bylaws of salesforce.com, inc.		8-K	001-32224	3.1	01/14/2011

4.1*	2Catalyze, Inc. Second Amended 2008 Stock Option Plan and Form of Option Agreement thereunder		S-8	333-179317	4.1	02/02/2012

10.1	Reseller Agreement dated as of January 30, 2009 between salesforce.com, inc. and salesforce.org, as amended.	X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Exhibit No.	Exhibit Description	Provided Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Extension Definition

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.
†	The financial information contained in these XBRL documents is unaudited and these are not the official publicly filed financial statements of salesforce.com, inc. The purpose of submitting these XBRL documents is to test the related format and technology, and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 25, 2012

salesforce.com, inc.

/s/ GRAHAM SMITH
Graham Smith Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)