Form 10-Q
period 2012-07-31
SALESFORCE COM INC
filed 2012-08-31
CIK 1108524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2012

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

As of July 31, 2012, there were approximately 139.0 million shares of the Registrant’s Common Stock outstanding.

salesforce.com, inc.

PART	I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

salesforce.com, inc.

Condensed Consolidated Balance Sheets

(in thousands)

	July 31, 2012	January 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,000,730	$607,284
Short-term marketable securities	106,933	170,582
Accounts receivable, net	446,917	683,745
Deferred commissions	94,921	98,471
Deferred income taxes	56,723	31,821
Prepaid expenses and other current assets	146,901	80,319

Total current assets	1,853,125	1,672,222
Marketable securities, noncurrent	696,602	669,308
Property and equipment, net	556,776	527,946
Deferred commissions, noncurrent	77,010	78,149
Deferred income taxes, noncurrent	108,031	87,587
Capitalized software, net	173,456	188,412
Goodwill	840,531	785,381
Other assets, net	148,039	155,149

Total assets	$4,453,570	$4,164,154

Liabilities, temporary equity and stockholders’ equity
Current liabilities:
Accounts payable	$69,339	$33,258
Accrued expenses and other liabilities	482,888	502,442
Deferred revenue	1,268,407	1,291,622
Convertible senior notes, net	508,533	496,149

Total current liabilities	2,329,167	2,323,471
Income taxes payable, noncurrent	47,165	37,258
Long-term lease liabilities and other	49,790	48,651
Deferred revenue, noncurrent	68,777	88,673

Total liabilities	2,494,899	2,498,053

Temporary equity	66,357	78,741

Stockholders’ equity:
Common stock	139	137
Additional paid-in capital	1,742,286	1,415,077
Accumulated other comprehensive income	19,730	12,683
Retained earnings	130,159	159,463

Total stockholders’ equity	1,892,314	1,587,360

Total liabilities, temporary equity and stockholders’ equity	$4,453,570	$4,164,154

See accompanying Notes.

salesforce.com, inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Revenues:
Subscription and support	$687,493	$509,279	$1,342,713	$982,783
Professional services and other	44,156	36,723	84,403	67,583

Total revenues	731,649	546,002	1,427,116	1,050,366
Cost of revenues (1)(2):
Subscription and support	118,519	89,144	227,263	164,387
Professional services and other	43,899	31,766	86,706	59,589

Total cost of revenues	162,418	120,910	313,969	223,976
Gross profit	569,231	425,092	1,113,147	826,390
Operating expenses (1)(2):
Research and development	99,442	73,393	194,218	138,685
Marketing and sales	380,160	283,001	749,949	537,472
General and administrative	103,095	84,446	204,695	168,784

Total operating expenses	582,697	440,840	1,148,862	844,941
Loss from operations	(13,466)	(15,748)	(35,715)	(18,551)
Investment income	7,173	5,112	11,634	13,167
Interest expense	(8,033)	(3,846)	(14,403)	(7,517)
Other income (expense)	294	(3,231)	(416)	(4,031)

Loss before benefit from income taxes	(14,032)	(17,713)	(38,900)	(16,932)
Benefit from income taxes	4,203	13,445	9,596	13,194

Net loss	$(9,829)	$(4,268)	$(29,304)	$(3,738)

Basic net loss per share	$(0.07)	$(0.03)	$(0.21)	$(0.03)
Diluted net loss per share	$(0.07)	$(0.03)	$(0.21)	$(0.03)
Shares used in computing basic net loss per share	139,425	135,093	138,789	134,273
Shares used in computing diluted net loss per share	139,425	135,093	138,789	134,273

(1) Amounts include amortization of purchased intangibles from	Three Months Ended July 31,		Six Months Ended July 31,
business combinations, as follows:	2012	2011	2012	2011
Cost of revenues	$17,668	$16,373	$35,116	$25,468
Marketing and sales	2,407	2,306	5,834	3,546

	Three Months Ended July 31,		Six Months Ended July 31,
(2) Amounts include stock-based expenses, as follows:	2012	2011	2012	2011
Cost of revenues	$7,864	$4,379	$15,117	$8,030
Research and development	16,089	11,188	31,756	19,027
Marketing and sales	44,781	27,114	86,768	50,901
General and administrative	16,683	11,913	33,042	24,194

See accompanying Notes.

salesforce.com, inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Net loss	$(9,829)	$(4,268)	$(29,304)	$(3,738)
Other comprehensive income, before tax and net of reclassification adjustments:
Foreign currency translation and other gains (losses)	10,135	5,858	6,947	(1,219)
Unrealized gains (losses) on investments	(961)	2,052	159	2,745

Other comprehensive income, before tax	9,174	7,910	7,106	1,526
Tax effect	359	(767)	(59)	(1,026)

Other comprehensive income, net of tax	9,533	7,143	7,047	500

Comprehensive income (loss)	$(296)	$2,875	$(22,257)	$(3,238)

See accompanying Notes.

salesforce.com, inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Operating activities:
Net loss	$(9,829)	$(4,268)	$(29,304)	$(3,738)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	49,999	40,239	99,440	69,832
Amortization of debt discount and transaction costs	6,371	2,077	11,040	4,332
Amortization of deferred commissions	35,783	24,916	72,029	49,591
Expenses related to stock-based plans	85,417	54,594	166,683	102,152
Excess tax benefits from employee stock plans	(14,702)	(2,086)	(25,745)	(4,120)
Changes in assets and liabilities:
Accounts receivable, net	(75,522)	(66,076)	237,138	90,051
Deferred commissions	(35,222)	(26,137)	(67,340)	(46,641)
Prepaid expenses and other current assets	(35,747)	(9,611)	(56,096)	(18,994)
Other assets	(891)	(1,913)	864	(4,626)
Accounts payable	49,586	4,121	36,081	2,984
Accrued expenses and other current liabilities	78,485	47,624	(52,270)	(18,017)
Deferred revenue	2,469	19,453	(43,111)	(355)

Net cash provided by operating activities	136,197	82,933	349,409	222,451

Investing activities:
Business combinations, net of cash acquired	(10,078)	(285,335)	(58,991)	(298,670)
Land activity and building improvements	0	(5,422)	(4,106)	(6,436)
Strategic investments	(1,129)	(7,782)	(3,794)	(13,215)
Purchases of marketable securities	(107,101)	(75,437)	(594,904)	(307,564)
Sales of marketable securities	472,710	84,879	548,232	436,949
Maturities of marketable securities	47,188	12,220	84,887	18,735
Capital expenditures	(29,304)	(45,051)	(74,025)	(72,365)

Net cash provided by (used in) investing activities	372,286	(321,928)	(102,701)	(242,566)

Financing activities:
Proceeds from equity plans	33,824	42,282	127,391	74,568
Excess tax benefits from employee stock plans	14,702	2,086	25,745	4,120
Contingent consideration payment related to prior business combinations	0	(13,400)	0	(16,200)
Principal payments on capital lease obligations	(7,479)	(10,549)	(15,053)	(14,111)

Net cash provided by financing activities	41,047	20,419	138,083	48,377

Effect of exchange rate changes	10,415	3,758	8,655	(2,760)

Net increase (decrease) in cash and cash equivalents	559,945	(214,818)	393,446	25,502
Cash and cash equivalents, beginning of period	440,785	664,612	607,284	424,292

Cash and cash equivalents, end of period	$1,000,730	$449,794	$1,000,730	$449,794

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest, net	$2,766	$2,749	$3,390	$3,086
Income taxes, net of tax refunds	$3,506	$1,028	$45,467	$12,006
Non-cash financing and investing activities:
Fixed assets acquired under capital leases	$8,923	$0	$15,797	$47,203
Fair value of stock options assumed	$0	$4,729	$2,204	$4,729

See accompanying Notes.

salesforce.com, inc.

Notes to Condensed Consolidated Financial Statements

1. Summary of Business and Significant Accounting Policies

Description of Business

Salesforce.com, inc. (the “Company”) is a leading provider of enterprise cloud computing services. The Company is dedicated to helping customers of all sizes and industries worldwide transform themselves into social enterprises. Social enterprises leverage social, mobile and open technologies to place their customers and employees at the center of their business and to engage and collaborate with them in new and powerful ways.

Fiscal Year

The Company’s fiscal year ends on January 31. References to fiscal 2013, for example, refer to the fiscal year ending January 31, 2013.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of July 31, 2012 and the condensed consolidated statements of operations, the condensed consolidated statement of comprehensive income (loss) and the condensed consolidated statements of cash flows for the three and six months ended July 31, 2012 and 2011, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2012 was derived from the audited consolidated financial statements which are included in the Company’s Form 10-K for the fiscal year ended January 31, 2012, which was filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2012. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s fiscal 2012 Form 10-K. During the first quarter of fiscal 2013, the Company adopted the requirements of Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income by presenting the total of comprehensive income (loss), the components of net loss, and the components of other comprehensive income in two separate but consecutive statements.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of July 31, 2012, and its results of operations, including its comprehensive income (loss), and its cash flows for the three and six months ended July 31, 2012 and 2011. All adjustments are of a normal recurring nature. The results for the three and six months ended July 31, 2012 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2013.

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

No customer accounted for more than five percent of accounts receivable at July 31, 2012 and one customer accounted for six percent of accounts receivable at January 31, 2012. No single customer accounted for five percent or more of total revenue in the three and six months ended July 31, 2012 and 2011.

As of both July 31, 2012 and January 31, 2012, assets located outside the Americas were 12 percent and 13 percent of total assets, respectively.

Revenues by geographical region are as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Americas	$507,974	$366,916	$992,927	$706,934
Europe	124,609	102,056	242,903	196,451
Asia Pacific	99,066	77,030	191,286	146,981

	$731,649	$546,002	$1,427,116	$1,050,366

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

The adoption of this updated accounting guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows for the fiscal year ended January 31, 2012. As of July 31, 2012, the deferred professional services revenue and deferred costs under the previous accounting guidance are $17.4 million and $9.9 million, respectively, which will continue to be recognized over the related remaining subscription period.

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

Capitalized Software Costs

The Company capitalizes costs related to its enterprise cloud computing services and certain projects for internal use incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

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

Accounting for Stock-Based Compensation

The Company recognizes stock-based expenses related to stock options and restricted stock awards on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four years. The Company recognizes stock-based expenses related to shares issued pursuant to its Employee Stock Purchase Plan (“ESPP”) on a straight-line basis over the offering period, which is 12 months. Stock-based expenses are recognized net of estimated forfeiture activity.

The fair value of each stock option grant and stock purchase right granted under the ESPP was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three Months Ended July 31,		Six Months Ended July 31,
Stock Options	2012	2011	2012	2011
Volatility	47%	47 - 50%	47 - 51%	47 - 50%
Estimated life	3.7 years	3.7 years	3.7 years	3.7 years
Risk-free interest rate	0.43 - 0.66%	1.07 - 1.39%	0.43 - 0.77%	1.07 - 1.77%
Dividend yield	0	0	0	0
Weighted-average fair value per share of grants	$47.40	$62.64	$52.90	$61.13

	Three Months Ended July 31,		Six Months Ended July 31,
ESPP	2012	2011	2012	2011
Volatility	42 - 46%	n/a	42 - 46%	n/a
Estimated life	0.75 years	n/a	0.75 years	n/a
Risk-free interest rate	0.12 - 0.13%	n/a	0.12 - 0.13%	n/a
Dividend yield	0	n/a	0	n/a
Weighted-average fair value per share of grants	$40.37	n/a	$40.37	n/a

The Company estimated its future stock price volatility considering both its observed option-implied volatilities and its historical volatility calculations. Management believes this is the best estimate of the expected volatility over the expected life of its stock options and stock purchase rights.

The estimated life for the stock options was based on an actual analysis of expected life. The estimated life for the ESPP was based on the two purchase periods within each offering period. The risk free interest rate is based on the rate for a U.S. government security with the same estimated life at the time of the option grant and the stock purchase rights.

There was no stock-based expense in the three or six months ended July 31, 2011 because the Company did not commence the ESPP until December 2011.

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

Foreign Currency Translation

The functional currency of the Company’s major foreign subsidiaries is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as part of a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in net income (loss) for the period. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates. During the quarter ended July 31, 2012, the Company modified its transfer pricing agreements which changed the functional currency of some of its foreign subsidiaries. As a result of this change, the balance of other comprehensive income on the Company’s condensed consolidated balance sheet as of the date prior to this change, will no longer revalue with fluctuations in foreign currency. All amounts recorded to other comprehensive income subsequent to the date of this change, will revalue with fluctuations in foreign currency.

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

2. Investments

Marketable Securities

At July 31, 2012, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$525,251	$4,764	$(472)	$529,543
U.S. treasury securities	32,623	32	0	32,655
Mortgage backed securities	15,740	390	(64)	16,066
Government obligations	3,102	81	0	3,183
Municipal securities	2,864	1	(24)	2,841
Collateralized mortgage obligations	133,628	1,914	(502)	135,040
U.S. agency obligations	84,035	174	(2)	84,207

Total marketable securities	$797,243	$7,356	$(1,064)	$803,535

At January 31, 2012, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$502,894	$3,485	$(1,607)	$504,772
U.S. treasury securities	79,290	70	(2)	79,358
Mortgage backed securities	15,206	375	(155)	15,426
Government obligations	3,132	78	0	3,210
Municipal securities	8,753	47	(11)	8,789
Collateralized mortgage obligations	118,729	2,192	(426)	120,495
U.S. agency obligations	107,515	331	(6)	107,840

Total marketable securities	$835,519	$6,578	$(2,207)	$839,890

The duration of the investments classified as marketable securities is as follows (in thousands):

	July 31, 2012	January 31, 2012
Recorded as follows:
Short-term (due in one year or less)	$106,933	$170,582
Long-term (due between one and 3 years)	696,602	669,308

	$803,535	$839,890

As of July 31, 2012, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$53,393	$(283)	$13,374	$(189)	$66,767	$(472)
Mortgage backed securities	1,632	(38)	422	(26)	2,054	(64)
Municipal securities	0	0	1,675	(24)	1,675	(24)
Collateralized mortgage obligations	31,409	(184)	17,096	(318)	48,505	(502)
U.S. agency obligations	4,034	(2)	0	0	4,034	(2)

	$90,468	$(507)	$32,567	$(557)	$123,035	$(1,064)

The unrealized loss for each of these fixed rate marketable securities ranged from less than $1,000 to $121,000. The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of July 31, 2012. The Company expects to receive the full principal and interest on all of these marketable securities.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of July 31, 2012 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of July 31, 2012
Cash equivalents (1):
Time deposits	$27,901	$0	$0	$27,901
Money market mutual funds	693,059	0	0	693,059
Marketable securities:
Corporate notes and other obligations	0	529,543	0	529,543
U.S. treasury securities	32,655	0	0	32,655
Mortgage backed securities	0	16,066	0	16,066
Government obligations	3,183	0	0	3,183
Municipal securities	0	2,841	0	2,841
Collateralized mortgage obligations	0	135,040	0	135,040
U.S. agency obligations	0	84,207	0	84,207
Foreign currency derivative contracts (2)	0	1,817	0	1,817

Total Assets	$756,798	$769,514	$0	$1,526,312

Liabilities
Foreign currency derivative contracts (3)	$0	$2,236	$0	$2,236

Total Liabilities	$0	$2,236	$0	$2,236

(1)	Included in “cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheet as of July 31, 2012, in addition to $279.8 million of cash.
(2)	Included in “prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheet as of July 31, 2012.
(3)	Included in “accrued expenses and other liabilities” in the accompanying Condensed Consolidated Balance Sheet as of July 31, 2012.

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of January 31, 2012 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of January 31, 2012
Cash equivalents (1):
Time deposits	$26,513	$0	$0	$26,513
Money market mutual funds	358,369	0	0	358,369
Marketable securities:
Corporate notes and obligations	0	504,772	0	504,772
U.S. treasury securities	79,358	0	0	79,358
Mortgage backed securities	0	15,426	0	15,426
Government obligations	3,210	0	0	3,210
Municipal securities	0	8,789	0	8,789
Collateralized mortgage obligations	0	120,495	0	120,495
U.S. agency obligations	0	107,840	0	107,840
Foreign currency derivative contracts (2)	0	621	0	621

Total Assets	$467,450	$757,943	$0	$1,225,393

Liabilities
Foreign currency derivative contracts (3)	$0	$2,551	$0	$2,551

Total Liabilities	$0	$2,551	$0	$2,551

(1)	Included in “cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheet as of January 31, 2012, in addition to $222.4 million of cash.
(2)	Included in “prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheet as of January 31, 2012.
(3)	Included in “accrued expenses and other liabilities” in the accompanying Condensed Consolidated Balance Sheet as of January 31, 2012.

Derivative Financial Instruments

The Company enters into foreign currency derivative contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company uses forward currency derivative contracts to minimize the Company’s exposure of balances primarily denominated in Euros, Japanese yen and British pounds. The Company’s foreign currency derivative contracts which are not designated as hedging instruments are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. The Company’s program is not designated for trading or speculative purposes. As of July 31, 2012 and January 31, 2012, the foreign currency derivative contracts that were not settled are recorded at fair value on the condensed consolidated balance sheets.

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

Details on outstanding foreign currency derivative contracts related primarily to intercompany receivables and payables are presented below (in thousands):

	July 31, 2012	January 31, 2012
Notional amount of foreign currency derivative contracts	$417,890	$186,336
Fair value of foreign currency derivative contracts	$(419)	$(1,930)

The fair value of the Company’s outstanding derivative instruments are summarized below (in thousands):

		Fair Value of Derivative Instruments
	Balance Sheet Location	July 31, 2012	January 31, 2012
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$1,817	$621

Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Accrued expenses and other liabilities	$2,236	$2,551

The effect of the derivative instruments not designated as hedging instruments on the condensed consolidated statements of operations for the three and six months ended July 31, 2012 and 2011, respectively are summarized below (in thousands):

Derivatives Not Designated as Hedging Instruments	Gains (Losses) on Derivative Instruments Recognized in Income
		Three Months Ended July 31,
	Location	2012	2011

Foreign currency derivative contracts	Other income (expense)	$2,054	$(3,356)

Derivatives Not Designated as Hedging Instruments	Gains (Losses) on Derivative Instruments Recognized in Income
		Six Months Ended July 31,
	Location	2012	2011

Foreign currency derivative contracts	Other income (expense)	$1,132	$(10,132)

Strategic Investments

The Company has three investments in marketable equity securities measured using quoted prices in their respective active markets and certain interests in non-marketable equity and debt securities that are considered strategic investments. As of July 31, 2012, the fair value of the Company’s marketable equity securities of $4.4 million includes an unrealized gain of $1.6 million. As of January 31, 2012, the fair value of the Company’s marketable equity securities of $5.6 million included an unrealized gain of $3.4 million. These investments are recorded in other assets, net on the condensed consolidated balance sheets.

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

As of July 31, 2012 and January 31, 2012, the carrying value that approximates the fair value of the Company’s investments in privately-held companies was $46.9 million and $48.3 million, respectively. These investments are recorded in other assets, net on the condensed consolidated balance sheets.

Investment Income

Investment income consists of interest income, realized gains, and realized losses on the Company’s cash, cash equivalents and marketable securities. The components of investment income are presented below (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Interest income	$4,915	$5,255	$9,664	$11,518
Realized gains	3,463	502	3,554	3,773
Realized losses	(1,205)	(645)	(1,584)	(2,124)

Total investment income	$7,173	$5,112	$11,634	$13,167

3. Property and Equipment

Property and equipment consisted of the following (in thousands):

	July 31, 2012	January 31, 2012
Land	$248,263	$248,263
Building improvements	49,572	43,868
Computers, equipment and software	280,868	232,460
Furniture and fixtures	29,402	25,250
Leasehold improvements	148,470	137,587

	756,575	687,428
Less accumulated depreciation and amortization	(199,799)	(159,482)

	$556,776	$527,946

Depreciation and amortization expense totaled $23.3 million and $16.7 million for the three months ended July 31, 2012 and 2011, respectively, and $45.7 million and $31.5 million for the six months ended July 31, 2012 and 2011, respectively.

Computers, equipment and software at July 31, 2012 and January 31, 2012 included a total of $119.3 million and $105.1 million acquired under capital lease agreements, respectively. Accumulated amortization relating to computers, equipment and software under capital leases totaled $43.1 million and $31.7 million, respectively, at July 31, 2012 and January 31, 2012. Amortization of assets under capital leases is included in depreciation and amortization expense.

In November 2010, the Company purchased approximately 14 acres of undeveloped real estate in San Francisco, California, including entitlements and improvements associated with the land. In addition to the amounts reflected in the table above, the Company recorded $23.3 million related to the perpetual parking rights and classified such rights as a purchased intangible asset as it represents an intangible right to use the existing garage. The Company has capitalized pre-construction activities related to the development of the land, including interest costs and property taxes since the November 2010 purchase. The pre-construction costs capitalized for the six months ended July 31, 2012 were $5.7 million. During the first quarter of fiscal 2013, the Company suspended pre-construction activity. The total carrying value of the land, building improvements and perpetual parking rights was $321.1 million as of July 31, 2012. The Company is currently evaluating its future needs for office facilities space and its options for the undeveloped real estate.

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

Other Business Combinations

Additionally, during the second quarter of fiscal 2013, the Company acquired four companies for $10.1 million in cash, net of cash acquired, and has included the financial results of these companies in its condensed consolidated financial statements from the date of each respective acquisition. The Company accounted for these transactions as business combinations. In allocating the purchase consideration based on estimated fair values, the Company recorded $4.1 million of acquired intangible assets with useful lives of one to three years, $7.3 million of goodwill, $0.3 million of net tangible liabilities and $1.0 million of deferred tax liabilities. The majority of this goodwill balance is deductible for U.S. income tax purposes. These transactions, individually and in aggregate, are not material to the Company.

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter.

Goodwill consisted of the following (in thousands):

Balance as of January 31, 2012	$785,381
Rypple	45,579
Other acquisitions and adjustments	9,571

Balance as of July 31, 2012	$840,531

There was no impairment of goodwill for the three or six months ended July 31, 2012.

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

For 20 trading days during the 30 consecutive trading days ended April 30, 2012, the Company’s common stock traded at a price exceeding 130% of the conversion price of $85.36 per share applicable to the Notes. Accordingly, the Notes were convertible at the option of the holder for the Company’s common shares as of July 31, 2012 and were classified as a current liability on the Company’s condensed consolidated balance sheet. For 20 trading days during the 30 consecutive trading days ended July 31, 2012, the Company’s common stock traded at a price exceeding 130% of the conversion price of $85.36 per share applicable to the Notes. Accordingly, the Notes will remain convertible at the holders’ option for the quarter ending October 31, 2012 and will remain classified as a current liability on the Company’s condensed consolidated balance sheet so long as the Notes are convertible.

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

The Notes consisted of the following (in thousands):

	July 31, 2012	January 31, 2012
Liability component:
Principal	$574,890	$574,890
Less: debt discount, net (1)	(66,357)	(78,741)

Net carrying amount	$508,533	$496,149

(1)	Included in the condensed consolidated balance sheets within 0.75% convertible senior notes and is amortized over the remaining life of the Notes using the effective interest rate method.

As of July 31, 2012, the remaining life of the Notes is approximately 2.5 years.

The following table sets forth total interest expense recognized related to the Notes prior to capitalization of interest (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Contractual interest expense	$1,078	$1,078	$2,156	$2,156
Amortization of debt issuance costs	332	331	662	661
Amortization of debt discount	6,207	5,859	12,384	11,690

	$7,617	$7,268	$15,202	$14,507

Effective interest rate of the liability component	5.86%	5.86%	5.86%	5.86%

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

Warrants

Separately, the Company in January 2010 also entered into warrant transactions (the “Warrants”), whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, up to 6.7 million shares of the Company’s common stock at a strike price of $119.51 per share. The Company received aggregate proceeds of $59.3 million from the sale of the Warrants. As the average market value per share of the Company’s common stock for the reporting period, as measured under the Warrants, exceeds the strike price of the Warrants, the Warrants would have a dilutive effect on the Company’s earnings/loss per share. The Warrants were anti-dilutive for the three and six months ended July 31, 2012 based on the Company’s net loss for the three and six months ended July 31, 2012. The Warrants are separate transactions, entered into by the Company and are not part of the terms of the Notes or Note Hedges. Holders of the Notes and Note Hedges will not have any rights with respect to the Warrants.

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

6. Other Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	July 31, 2012	January 31, 2012
Deferred professional services costs	$7,825	$10,399
Prepaid income taxes	24,007	12,785
Prepaid expenses and other current assets	115,069	57,135

	$146,901	$80,319

Capitalized Software, net

Capitalized software consisted of the following (in thousands):

	July 31, 2012	January 31, 2012
Capitalized internal-use software development costs, net of accumulated amortization of $60,368 and $50,300, respectively	$53,999	$41,442
Acquired developed technology, net of accumulated amortization of $136,355 and $99,886, respectively	119,457	146,970

	$173,456	$188,412

Capitalized internal-use software amortization expense totaled $5.5 million and $3.8 million for the three months ended July 31, 2012 and 2011, respectively. Acquired developed technology amortization expense totaled $18.3 million and $17.1 million for the three months ended July 31, 2012 and 2011, respectively. Capitalized internal-use software amortization expense totaled $10.1 million and $7.5 million for the six months ended July 31, 2012 and 2011, respectively. Acquired developed technology amortization expense totaled $36.5 million and $26.9 million for the six months ended July 31, 2012 and 2011, respectively.

During the three months ended July 31, 2012 and 2011, the Company capitalized $0.7 million and $0.5 million, respectively, of stock based expenses related to capitalized internal-use software development and deferred professional services costs and capitalized $1.7 million and $1.1 million for the six months ended July 31, 2012 and 2011, respectively.

Other Assets, net

Other assets consisted of the following (in thousands):

	July 31, 2012	January 31, 2012
Deferred professional services costs, noncurrent portion	$2,101	$3,935
Long-term deposits	13,293	13,941
Purchased intangible assets, net of accumulated amortization of $23,702 and $17,868, respectively	41,311	46,110
Acquired intellectual property, net of accumulated amortization of $5,102 and $3,139, respectively	15,841	15,020
Strategic investments	51,276	53,949
Other	24,217	22,194

	$148,039	$155,149

Purchased intangible assets amortization expense for the three months ended July 31, 2012 and 2011, was $2.4 million and $2.3 million, respectively, and for the six months ended July 31, 2012 and 2011, was $5.8 million and $3.5 million, respectively. Acquired intellectual property amortization expense for the three months ended July 31, 2012 and 2011, was $0.8 million and $0.5 million, respectively, and for the six months ended July 31, 2012 and 2011, was $2.0 million and $0.8 million, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	July 31, 2012	January 31, 2012
Accrued compensation	$192,776	$228,466
Accrued other liabilities	150,149	121,957
Accrued income and other taxes payable	68,519	100,471
Accrued professional costs	24,026	21,993
Accrued rent	47,418	29,555

	$482,888	$502,442

7. Stockholders’ Equity

The Company maintains the following stock plans: the 2006 Inducement Equity Incentive Plan (the “Inducement Plan”), the 2004 Equity Incentive Plan, 2004 Employee Stock Purchase Plan and the 2004 Outside Directors Stock Plan. These plans, other than the 2004 Outside Directors Stock Plan and the Inducement Plan, provide for annual automatic increases on February 1 to the shares reserved for issuance. The expiration of the 1999 Stock Option Plan (“1999 Plan”) in fiscal 2010 did not affect awards outstanding, which continue to be governed by the terms and conditions of the 1999 Plan.

On February 1, 2012, 3.5 million additional shares were reserved under the 2004 Equity Incentive Plan and 1.0 million additional shares were reserved under the 2004 Employee Stock Purchase Plan pursuant to the automatic increase in each respective plan.

On June 7, 2012, 400,000 additional shares were reserved under the Inducement Plan.

In September 2011, the Company’s Board of Directors amended and restated the 2004 Employee Stock Purchase Plan (the “ESPP”). In conjunction with the amendment of the ESPP, the Company’s Board of Directors determined that the offerings under the ESPP would commence, beginning with a twelve month offering period starting in December 2011. As of July 31, 2012, $13.6 million has been held on behalf of employees for future purchases under the plan and is recorded in accrued expenses and other liabilities. This amount is also included in proceeds from equity plans in the financing activities section of the condensed consolidated statements of cash flows. Employees purchased 338,306 shares in the three months ended July 31, 2012 for $30.7 million under the ESPP.

Prior to February 1, 2006, options issued under the Company’s stock option plans generally had a term of 10 years. After February 1, 2006, options issued have a term of 5 years.

Stock activity is as follows:

		Options Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2012	3,440,993	11,184,907	$79.78
Increase in shares authorized:
2004 Equity Incentive Plan	3,500,000	0	0.00
2Catalyze, Inc. Amended 2008 Stock Option Plan	30,177	0	0.00
2006 Inducement Equity Incentive Plan	400,000	0	0.00
Options granted under all plans	(733,592)	733,592	137.88
Restricted stock activity	(935,968)	0	0.00
Stock grants to board and advisory board members	(13,900)	0	0.00
Exercised	0	(1,778,072)	52.39
1999 Plan shares expired	(30,610)	0	0.00
Cancelled	288,334	(288,334)	99.69

Balance as of July 31, 2012	5,945,434	9,852,093	$88.46	$413,350

Vested or expected to vest		9,650,899	$87.71	$411,390

Exercisable as of July 31, 2012		4,478,241	$61.87	$297,287

The total intrinsic value of the options exercised during the six months ended July 31, 2012 and 2011 was $166.0 million and $169.6 million, respectively. The intrinsic value is the difference between the current market value of the stock and the exercise price of the stock option.

The weighted-average remaining contractual life of vested and expected to vest options is approximately 2.9 years.

As of July 31, 2012, options to purchase 4,478,241 shares were vested at a weighted average exercise price of $61.87 per share and had a remaining weighted-average remaining contractual life of approximately 2.0 years. The total intrinsic value of these vested options as of July 31, 2012 was $297.3 million.

The following table summarizes information about stock options outstanding as of July 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$1.10 to $25.97	2,117,378	1.7	$20.33	1,805,441	$20.16
$27.40 to $65.41	929,439	1.3	50.36	779,551	50.45
$65.44	1,439,173	2.3	65.44	724,931	65.44
$65.68 to $108.25	1,657,622	3.9	101.58	173,173	75.42
$111.86 to $140.28	978,894	4.2	129.43	154,413	131.83
$142.50	1,868,348	3.3	142.50	742,255	142.50
$143.46 to $153.50	861,239	4.3	146.51	98,477	149.53

	9,852,093	2.9	$88.46	4,478,241	$61.87

Restricted stock activity is as follows:

	Restricted Stock Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2012	4,962,263	$0.001
Granted	1,187,736	0.001
Cancelled	(237,868)	0.001
Vested and converted to shares	(576,525)	0.001

Balance as of July 31, 2012	5,335,606	$0.001	$663,536

Expected to vest	5,166,030		$642,447

The restricted stock, which upon vesting entitles the holder to one share of common stock for each share of restricted stock, has an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and generally vest over 4 years.

The weighted-average fair value of the restricted stock issued for the six months ended July 31, 2012 and 2011 was $142.16 and $143.59, respectively.

Common Stock

The following number of shares of common stock were reserved and available for future issuance at July 31, 2012:

Options outstanding	9,852,093
Restricted stock awards and units outstanding	5,335,606
Stock available for future grant:
2004 Equity Incentive Plan	4,800,719
2006 Inducement Equity Incentive Plan	583,315
2004 Employee Stock Purchase Plan	1,661,694
2004 Outside Directors Stock Plan	561,400
0.75% Convertible senior notes	6,734,664
Warrants	6,735,953

36,265,444

8. Income Taxes

Effective Tax Rate

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to income from recurring operations and adjusts the provision for discrete tax items recorded in the period. As a result of the Company’s pretax loss for the six months ended July 31, 2012, the Company reported a tax benefit of $9.6 million, which resulted in an effective tax rate of 25 percent. The Company’s effective tax rate was lower than the federal statutory tax rate of 35 percent primarily due to foreign tax expense and non-deductible amounts. The tax benefit of $9.6 million included California tax credits and the impact of structuring intellectual property related to acquisitions.

As a result of the Company’s pretax loss for the six months ended July 31, 2011, the Company reported a tax benefit of $13.2 million, which resulted in an effective tax rate of 78 percent. The Company’s effective tax rate was higher than the federal statutory tax rate of 35 percent primarily due to federal and California tax credits and the impact of the Radian6 acquisition. The tax benefit was partially offset by foreign tax expense and non-deductible amounts. The effect on the tax rate was magnified because of the relatively small pretax loss.

The realization of deferred tax assets depends on sufficient taxable income. As a result, any factors that affect operating results such as changes in the general economic conditions of the market that impact customers’ purchase decisions, changes in foreign currency exchange rates and costs associated with acquisitions and subsequent integration could impact the realizability of the Company’s deferred tax assets. The Company will continue to re-assess the realizability of its deferred tax assets on a regular basis. Any significant adjustment to the deferred tax assets could result in a material impact to the Company’s effective tax rate.

Tax Benefits Related to Stock-Based Compensation

The total income tax benefit recognized in the accompanying condensed consolidated statements of operations related to stock-based awards was $51.6 million and $34.6 million for the six months ended July 31, 2012 and 2011, respectively.

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

9. Earnings/Loss Per Share

Basic earnings/loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the fiscal period. Diluted earnings/loss per share is computed giving effect to all potential weighted average dilutive common stock, including options, restricted stock units, warrants and the convertible senior notes. The dilutive effect of outstanding awards and convertible securities is reflected in diluted earnings per share by application of the treasury stock method. Diluted loss per share for the three and six months ended July 31, 2012 and 2011 is the same as basic loss per share as there is a net loss in these periods and inclusion of potentially issuable shares would be anti-dilutive.

A reconciliation of the denominator used in the calculation of basic and diluted earnings/loss per share is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Numerator:
Net loss	$(9,829)	$(4,268)	$(29,304)	$(3,738)
Denominator:
Weighted-average shares outstanding for basic loss per share	139,425	135,093	138,789	134,273
Effect of dilutive securities:
Convertible senior notes	0	0	0	0
Employee stock awards	0	0	0	0
Warrants	0	0	0	0

Adjusted weighted-average shares outstanding and assumed conversions for diluted loss per share	139,425	135,093	138,789	134,273

The weighted-average number of shares outstanding used in the computation of basic and diluted earnings/loss per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings/loss per share because the effect would have been anti-dilutive (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Stock awards	8,481	7,482	8,614	7,402
Warrants	6,736	6,736	6,736	6,736
Convertible senior notes	6,735	6,735	6,735	6,735

10. Commitments

Letters of Credit

As of July 31, 2012, the Company had a total of $22.0 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and mature at various dates through April 2030.

Leases

The Company leases facilities space and certain fixed assets under non-cancelable operating and capital leases with various expiration dates.

As of July 31, 2012, the future minimum lease payments under non-cancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Period:
Remaining six months of fiscal 2013	$15,451	$69,328
Fiscal 2014	29,448	123,269
Fiscal 2015	8,908	93,697
Fiscal 2016	5,615	75,727
Fiscal 2017	4,813	62,588
Thereafter	1,030	297,893

Total minimum lease payments	65,265	$722,502

Less: amount representing interest	(3,627)

Present value of capital lease obligations	$61,638

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

Since the Foundation’s inception, the Company has provided at no charge certain resources to Foundation employees such as office space. The value of these items was in excess of $150,000 for the quarter ended July 31, 2012.

In addition to the resource sharing with the Foundation, the Company issued the Foundation warrants in August 2002 to purchase shares of the Company’s common stock. All of the warrants were exercised in prior years. As of July 31, 2012, the Foundation held 88,500 shares of salesforce.com common stock. Additionally, the Company has donated subscriptions to the Company’s service to other qualified non-profit organizations. The Company also allows an affiliate of the Foundation to resell the Company’s service to large non-profit organizations. The Company does not charge the affiliate for the subscriptions. The fair value of the subscriptions was in excess of $3.1 million for the quarter ended July 31, 2012. The Company plans to continue these programs.

13. Subsequent Events

Buddy Media, Inc.

On August 13, 2012, the Company acquired the outstanding stock of Buddy Media, Inc. (“Buddy”), a social media marketing platform. The Company acquired Buddy for the assembled workforce, expected synergies and expanded market opportunities when integrating Buddy’s social media marketing platform with the Company’s current offerings. Beginning with the fiscal quarter ended October 31, 2012, the Company will include the financial results of Buddy in its condensed consolidated financial statements from the date of acquisition. The total purchase price for Buddy included $467.1 million in cash, net of cash acquired, 1,393,859 shares of salesforce.com common stock and $33.1 million which represents the fair market value of the employee stock awards assumed.

California state wage and hour lawsuit settlement

On August 16, 2012, the Company made a payment of approximately $9.7 million as a result of court approval of the settlement agreement with respect to a California state wage and hour lawsuit that had been filed against the Company early in 2011 in the Superior Court of California, County of San Francisco. The Company entered into a preliminary settlement agreement in the second quarter of fiscal 2012 and recorded the estimated settlement expense in its financial results in fiscal 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our anticipated growth, the effect of general economic and market conditions, our business strategy and our plan to build our business, including our strategy to be the leading provider of enterprise cloud computing applications and platforms and to lead the industry shift to the social enterprise, our service performance and security, the expenses associated with new data centers, additional data center capacity, real estate and office facilities space, our operating results, new features and services, our strategy of acquiring or making investments in complementary companies, services and technologies, and intellectual property rights, our ability to successfully integrate acquired businesses and technologies, and the continued growth and ability to maintain deferred revenue and unbilled deferred revenue, our ability to protect our intellectual property rights, our ability to develop our brands, the effect of evolving government regulations, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the potential availability of additional tax assets in the future and related matters, the impact of expensing stock options, the sufficiency of our capital resources, and potential litigation involving us, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “assumes,” “may,” “should,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We are a leading provider of enterprise cloud computing services and are dedicated to helping customers transform themselves into social enterprises. Social enterprises leverage social, mobile and open technologies to place their customers and employees at the center of their business and to engage and collaborate with them in new and powerful ways. Our technologies are targeted at businesses of all sizes and industries worldwide.

We were founded in February 1999 and began offering our enterprise customer relationship management (“CRM”) application service in February 2000. Since then, we have augmented our CRM service with new editions, services and enhanced features. Over the last few years, we have both developed and acquired several mobile, social and open technologies. In fiscal 2012, we introduced the concept of the social enterprise. We believe that employees, customers and partners are interacting in entirely new ways via social networks, and companies need a new set of enterprise capabilities to be successful in the social world.

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

We believe the factors that will influence our ability to achieve our objectives include: our prospective customers’ willingness to migrate to enterprise cloud computing services; the performance and security of our service; our ability to continue to release, and gain customer acceptance of, new and improved features; our ability to successfully integrate acquired businesses and technologies; successful customer adoption and utilization of our service; acceptance of our service in markets where we have few customers; the emergence of additional competitors in our market and improved product offerings by existing and new competitors; the location of new data centers; third-party developers’ willingness to develop applications on our platforms; our ability to attract new personnel and retain and motivate current personnel; and general economic conditions which could affect our customers’ ability and willingness to purchase our services, delay the customers’ purchasing decision or affect renewal rates.

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

In November 2010, we purchased approximately 14 acres of undeveloped real estate in San Francisco, California, including entitlements and improvements associated with the land. We have capitalized all pre-construction activities related to the development of the land, including interest costs and property taxes since the November 2010 purchase. The pre-construction costs capitalized for the six months ended July 31, 2012 were $5.7 million. During the first quarter of fiscal 2013, we suspended pre-construction activity. The total carrying value of the land, building improvements and perpetual parking rights was $321.1 million as of July 31, 2012. We are currently evaluating our future needs for office facilities space and our options for the undeveloped real estate.

We expect marketing and sales costs, which were 53 percent of our total revenues for the six months ended July 31, 2012 and 52 percent for the same period a year ago, to continue to represent a substantial portion of total revenues in the future as we seek to add and manage more paying subscribers, and build greater brand awareness.

On August 13, 2012, we acquired the outstanding stock of Buddy Media, Inc., (“Buddy”), a social media marketing platform. We acquired Buddy for the assembled workforce, expected synergies and expanded market opportunities when integrating Buddy’s social media marketing platform with our current offerings. Beginning with the fiscal quarter ended October 31, 2012, we will include the financial results of Buddy in our condensed consolidated financial statements from the date of acquisition. The total purchase price for Buddy included $467.1 million, net of cash acquired, 1,393,859 shares of our common stock and $33.1 million which represents the fair market value of the employee stock awards assumed.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2013, for example, refer to the fiscal year ending January 31, 2013.

Sources of Revenues

We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our enterprise cloud computing services and from customers purchasing additional support beyond the standard support that is included in the basic subscription fees; and (2) related professional services such as process mapping, project management, implementation services and other revenue. “Other revenue” consists primarily of training fees. Subscription and support revenues accounted for approximately 94 percent of our total revenues during the six months ended July 31, 2012. Subscription revenues are driven primarily by the number of paying subscribers, varying service types, the price of our service and service renewal rates. We define a “customer” as a separate and distinct buying entity (e.g., a company, a distinct business unit of a large corporation, a partnership, etc.) that has entered into a contract to access our enterprise cloud computing services. We define a “subscription” as a unique user account purchased by a customer for use by its employees or other customer-authorized users, and we refer to each such user as a “subscriber.” The number of paying subscriptions at each of our customers ranges from one to hundreds of thousands. None of our customers accounted for more than five percent of our revenues during the six months ended July 31, 2012 and 2011.

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

Accordingly, the sequential quarterly changes in accounts receivable and the related deferred revenue during the first three quarters of our fiscal year are not necessarily indicative of the billing activity that occurs in the fourth quarter as displayed below:

(in thousands)	April 30, 2012	July 31, 2012
Fiscal 2013
Accounts receivable, net	$371,395	$446,917
Deferred revenue, current and noncurrent	1,334,716	1,337,184

(in thousands)	April 30, 2011	July 31, 2011	October 31, 2011	January 31, 2012
Fiscal 2012
Accounts receivable, net	$270,816	$342,397	$312,331	$683,745
Deferred revenue, current and noncurrent	915,133	935,266	917,821	1,380,295

(in thousands)	April 30, 2010	July 31, 2010	October 31, 2010	January 31, 2011
Fiscal 2011
Accounts receivable, net	$183,612	$228,550	$258,764	$426,943
Deferred revenue, current and noncurrent	664,529	683,019	694,557	934,941

Unbilled Deferred Revenue

The deferred revenue balance on our condensed consolidated balance sheet does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Unbilled deferred revenue was approximately $2.8 billion as of July 31, 2012 and approximately $2.2 billion as of January 31, 2012. Unbilled deferred revenue represents future billings under our subscription agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue. We expect that the amount of unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing and duration of large customer subscription agreements, varying billing cycles of subscription agreements, the specific timing of customer renewals, foreign currency fluctuations, the timing of when unbilled deferred revenue is to be recognized as revenue, and changes in customer financial circumstances. For multi-year subscription agreements billed annually, the associated unbilled deferred revenue is typically high at the beginning of the contract period, zero just prior to renewal, and increases if the agreement is renewed. Low unbilled deferred revenue attributable to a particular subscription agreement is often associated with an impending renewal and may not be an indicator of the likelihood of renewal or future revenue from such customer. Accordingly, we expect that the amount of aggregate unbilled deferred revenue will change from year-to-year depending in part upon the number and dollar amount of subscription agreements at particular stages in their renewal cycle. Such fluctuations are not a reliable indicator of future revenues.

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of subscription and support revenues primarily consists of expenses related to hosting our service and providing support, the costs of data center capacity, depreciation or operating lease expense associated with computer equipment and software, allocated overhead and amortization expense associated with capitalized software related to our services and acquired developed technologies. We allocate overhead such as information technology infrastructure, rent and occupancy charges based on headcount. Employee benefit costs and taxes are allocated based upon a percentage of total compensation expense. As such, general overhead expenses are reflected in each cost of revenue and operating expense category. Cost of professional services and other revenues consists primarily of employee-related costs associated with these services, including stock-based expenses, the cost of subcontractors and allocated overhead. The cost of providing professional services is significantly higher as a percentage of the related revenue than for our enterprise cloud computing subscription service due to the direct labor costs and costs of subcontractors.

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

During the six months ended July 31, 2012, we recognized stock-based expense of $166.7 million. As of July 31, 2012, the aggregate stock compensation remaining to be amortized to costs and expenses was $869.9 million. We expect this stock compensation balance to be amortized as follows: $178.1 million during the remaining six months of fiscal 2013; $312.0 million during fiscal 2014; $249.6 million during fiscal 2015; $122.2 million during fiscal 2016; and $8.0 million during fiscal 2017. The expected amortization reflects only outstanding stock awards as of July 31, 2012 and assumes no forfeiture activity. We expect to continue to issue stock-based awards to our employees in future periods.

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

The adoption of this updated accounting guidance did not have a material impact on our financial condition, results of operations or cash flows for the fiscal year ended January 31, 2012 As of July 31, 2012, the deferred professional services revenue and deferred costs under the previous accounting guidance are $17.4 million and $9.9 million, respectively, which will continue to be recognized over the related remaining subscription period.

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

During the six months ended July 31, 2012, we deferred $67.3 million of commission expenditures and we amortized $72.0 million to sales expense. During the same period a year ago, we deferred $46.6 million of commission expenditures and we amortized $49.6 million to sales expense. Deferred commissions on our condensed consolidated balance sheets totaled $171.9 million at July 31, 2012 and $176.6 million at January 31, 2012.

Strategic Investments. We report our investments in non-marketable equity and debt securities, which consist of minority equity and debt investments in privately-held companies, at cost or fair value when an event or circumstance indicates an other-than-temporary decline in value has occurred. Management evaluates financial results, earnings trends, technology milestones and subsequent financing of these companies, as well as the general market conditions to identify indicators of other-than-temporary impairment.

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

Examples of critical estimates in valuing certain of the intangible assets and goodwill we have acquired include but are not limited to:

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

Results of Operations

The following tables set forth selected data for each of the periods indicated (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Revenues:
Subscription and support	$687,493	$509,279	$1,342,713	$982,783
Professional services and other	44,156	36,723	84,403	67,583

Total revenues	731,649	546,002	1,427,116	1,050,366
Cost of revenues:
Subscription and support	118,519	89,144	227,263	164,387
Professional services and other	43,899	31,766	86,706	59,589

Total cost of revenues	162,418	120,910	313,969	223,976
Gross profit	569,231	425,092	1,113,147	826,390
Operating expenses:
Research and development	99,442	73,393	194,218	138,685
Marketing and sales	380,160	283,001	749,949	537,472
General and administrative	103,095	84,446	204,695	168,784

Total operating expenses	582,697	440,840	1,148,862	844,941
Loss from operations	(13,466)	(15,748)	(35,715)	(18,551)
Investment income	7,173	5,112	11,634	13,167
Interest expense	(8,033)	(3,846)	(14,403)	(7,517)
Other income (expense)	294	(3,231)	(416)	(4,031)

Loss before benefit from income taxes	(14,032)	(17,713)	(38,900)	(16,932)
Benefit from income taxes	4,203	13,445	9,596	13,194

Net loss	$(9,829)	$(4,268)	$(29,304)	$(3,738)

	As of
	July 31, 2012	January 31, 2012
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$1,804,265	$1,447,174
Deferred revenue, current and noncurrent	1,337,184	1,380,295

Unbilled deferred revenue was approximately $2.8 billion as of July 31, 2012 and $2.2 billion as of January 31, 2012. Unbilled deferred revenue represents future billings under our non-cancelable subscription agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue.

Cost of revenues and marketing and sales expenses include the following amounts related to amortization of purchased intangibles from business combinations:

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Cost of revenues	$17,668	$16,373	$35,116	$25,468
Marketing and sales	2,407	2,306	5,834	3,546

Cost of revenues and operating expenses include the following amounts related to stock-based awards:

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Cost of revenues	$7,864	$4,379	$15,117	$8,030
Research and development	16,089	11,188	31,756	19,027
Marketing and sales	44,781	27,114	86,768	50,901
General and administrative	16,683	11,913	33,042	24,194

Revenues by geography were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Americas	$507,974	$366,916	$992,927	$706,934
Europe	124,609	102,056	242,903	196,451
Asia Pacific	99,066	77,030	191,286	146,981

	$731,649	$546,002	$1,427,116	$1,050,366

The following tables set forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Revenues:
Subscription and support	94%	93%	94%	94%
Professional services and other	6	7	6	6

Total revenues	100	100	100	100
Cost of revenues:
Subscription and support	16	16	16	15
Professional services and other	6	6	6	6

Total cost of revenues	22	22	22	21
Gross profit	78	78	78	79
Operating expenses:
Research and development	14	13	14	13
Marketing and sales	52	52	53	52
General and administrative	14	16	14	16

Total operating expenses	80	81	81	81
Loss from operations	(2)	(3)	(3)	(2)
Investment income	1	1	1	1
Interest expense	(1)	(1)	(1)	0
Other income (expense)	0	0	0	0

Loss before benefit from income taxes	(2)	(3)	(3)	(1)
Benefit from income taxes	1	2	1	1

Net loss	(1)%	(1)%	(2)%	0%

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Amortization of purchased intangibles:
Cost of revenues	2%	3%	2%	2%
Marketing and sales	0	0	0	0

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Stock-based awards:
Cost of revenues	1%	1%	1%	1%
Research and development	2	2	2	2
Marketing and sales	6	5	6	5
General and administrative	2	2	2	2

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Revenues by geography:
Americas	69%	67%	70%	67%
Europe	17	19	17	19
Asia Pacific	14	14	13	14

	100%	100%	100%	100%

Three Months Ended July 31, 2012 and 2011

Revenues.

	Three Months Ended July 31,		Variance
(In thousands)	2012	2011	Dollars	Percent
Subscription and support	$687,493	$509,279	$178,214	35%
Professional services and other	44,156	36,723	7,433	20%

Total revenues	$731,649	$546,002	$185,647	34%

Total revenues were $731.6 million for the three months ended July 31, 2012, compared to $546.0 million during the same period a year ago, an increase of $185.6 million, or 34 percent. Subscription and support revenues were $687.5 million, or 94 percent of total revenues, for the three months ended July 31, 2012, compared to $509.3 million, or 93 percent of total revenues, during the same period a year ago. The increase in subscription and support revenues was due primarily to new customers, upgrades and additional subscriptions from existing customers and improved renewal rates as compared to a year ago. The price per user per month for our three primary offerings, Professional Edition, Enterprise Edition and Unlimited Edition, in the quarter ended July 31, 2012 has generally remained consistent relative to prior periods. Professional services and other revenues were $44.2 million, or six percent of total revenues, for the three months ended July 31, 2012, compared to $36.7 million, or seven percent of total revenues, for the same period a year ago. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers.

Revenues in Europe and Asia Pacific accounted for $223.7 million, or 31 percent of total revenues, for the three months ended July 31, 2012, compared to $179.1 million, or 33 percent of total revenues, during the same period a year ago, an increase of $44.6 million, or 25 percent. The increase in revenues outside of the Americas was the result of the increasing acceptance of our service, our focus on marketing our services internationally and improved renewal rates. However, the value of the U.S. dollar relative to foreign currencies caused a decrease in U.S. dollar revenues outside of the Americas for the three months ended July 31, 2012 as compared to the same period a year ago. The foreign currency impact had the effect of decreasing our aggregate revenues by $17.1 million compared to the same period a year ago.

Cost of Revenues.

	Three Months Ended July 31,		Variance
(In thousands)	2012	2011	Dollars
Subscription and support	$118,519	$89,144	$29,375
Professional services and other	43,899	31,766	12,133

Total cost of revenues	$162,418	$120,910	$41,508

Percent of total revenues	22%	22%

Cost of revenues was $162.4 million, or 22 percent of total revenues, for the three months ended July 31, 2012, compared to $120.9 million, or 22 percent of total revenues, during the same period a year ago, an increase of $41.5 million. The increase in absolute dollars was primarily due to an increase of $18.4 million in employee-related costs, an increase of $3.5 million in stock based expenses, an increase of $7.9 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of $6.2 million in depreciation and amortization expenses, $1.3 million of which related to the amortization of purchased intangible assets and an increase of $3.6 million in allocated overhead. We have increased our professional services headcount since July 31, 2011 to meet the higher demand for services from our customers. A majority of the increase in headcount was due to the acquisition of Model Metrics in the fourth quarter of fiscal 2012.

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

Research and Development.

	Three Months Ended July 31,		Variance
(In thousands)	2012	2011	Dollars
Research and development	$99,442	$73,393	$26,049
Percent of total revenues	14%	13%

Research and development expenses were $99.4 million, or 14 percent of total revenues, for the three months ended July 31, 2012, compared to $73.4 million, or 13 percent of total revenues, during the same period a year ago, an increase of $26.0 million. The increase in absolute dollars was primarily due to an increase of $19.4 million in employee-related costs, an increase of $4.9 million in stock-based expenses and an increase of $1.5 million in our development and test data center. We increased our research and development headcount by 46 percent since July 31, 2011 in order to improve and extend our service offerings and develop new technologies. Some of the increase in headcount was due to acquired businesses.

Marketing and Sales.

	Three Months Ended July 31,		Variance
(In thousands)	2012	2011	Dollars
Marketing and sales	$380,160	$283,001	$97,159
Percent of total revenues	52%	52%

Marketing and sales expenses were $380.2 million, or 52 percent of total revenues, for the three months ended July 31, 2012, compared to $283.0 million, or 52 percent of total revenues, during the same period a year ago, an increase of $97.2 million. The increase in absolute dollars was primarily due to increases of $75.0 million in employee-related costs, including amortization of deferred commissions, $17.7 million in stock-based expenses and an increase in advertising, marketing and event costs. Our marketing and sales headcount increased by 35 percent since July 31, 2011 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. Some of the increase in headcount was due to acquired businesses.

General and Administrative.

	Three Months Ended July 31,		Variance
(In thousands)	2012	2011	Dollars
General and administrative	$103,095	$84,446	$18,649
Percent of total revenues	14%	16%

General and administrative expenses were $103.1 million, or 14 percent of total revenues, for the three months ended July 31, 2012, compared to $84.4 million, or 16 percent of total revenues, during the same period a year ago, an increase of $18.6 million. The increase was primarily due to increases of $4.8 million in stock-based expenses, $5.6 million in depreciation and amortization and increases in employee-related costs. Our general and administrative headcount increased by 30 percent since July 31, 2011 as we added personnel to support our growth.

Loss from operations.

	Three Months Ended July 31,		Variance
(In thousands)	2012	2011	Dollars
Loss from operations	$(13,466)	$(15,748)	$2,282
Percent of total revenues	(2)%	(3)%

Loss from operations for the three months ended July 31, 2012 was $13.5 million and included $85.4 million of stock-based expenses and $20.1 million of amortization of purchased intangibles. During the same period a year ago, loss from operations was $15.7 million and included $54.6 million of stock-based expenses and $18.7 million of amortization of purchased intangibles.

Investment income.

	Three Months Ended July 31,		Variance
(In thousands)	2012	2011	Dollars
Investment income	$7,173	$5,112	$2,061
Percent of total revenues	1%	1%

Investment income consists of income on cash and marketable securities balances. Investment income was $7.2 million for the three months ended July 31, 2012 and was $5.1 million during the same period a year ago. The increase was primarily due to an increase in realized gains from sales of marketable securities.

Interest expense.

	Three Months Ended July 31,		Variance
(In thousands)	2012	2011	Dollars
Interest expense	$(8,033)	$(3,846)	$(4,187)
Percent of total revenues	(1)%	(1)%

Interest expense consists of interest on our convertible senior notes and capital leases. Interest expense, net of interest costs capitalized, was $8.0 million for the three months ended July 31, 2012 and was $3.8 million during the same period a year ago. During the three months ended July 31, 2012, we capitalized $0.2 million of interest costs related to capital projects. Capitalized interest during the same period a year ago was $4.0 million. During the first quarter of fiscal 2013, we suspended pre-construction activity, which includes capitalized interest costs, on the undeveloped real estate in San Francisco, California.

Benefit for income taxes.

	Three Months Ended July 31,		Variance
(In thousands)	2012	2011	Dollars
Benefit for income taxes	$4,203	$13,445	$(9,242)
Effective tax rate	30%	76%

We recorded a tax benefit of $4.2 million for the three months ended July 31, 2012, which resulted in an effective tax rate of 30 percent. The effective tax rate was lower than the federal statutory tax rate of 35 percent primarily due to foreign tax expense and non-deductible amounts. The tax benefit of $4.2 million included California tax credits.

We recorded a tax benefit of $13.4 million for the three months ended July 31, 2011, which resulted in an effective tax rate of 76 percent. The effective tax rate was higher than the federal statutory tax rate of 35 percent primarily due to federal and California tax credits and the impact of the Radian6 acquisition. The tax benefit was partially offset by foreign tax expense and non-deductible amounts. The effect on the tax rate was magnified because of the relatively small pre-tax loss.

Six Months Ended July 31, 2012 and 2011

Revenues.

	Six Months Ended July 31,		Variance
(In thousands)	2012	2011	Dollars	Percent
Subscription and support	$1,342,713	$982,783	$359,930	37%
Professional services and other	84,403	67,583	16,820	25%

Total revenues	$1,427,116	$1,050,366	$376,750	36%

Total revenues were $1.43 billion for the six months ended July 31, 2012, compared to $1.05 billion during the same period a year ago, an increase of $376.8 million, or 36 percent. Subscription and support revenues were $1.3 billion, or 94 percent of total revenues, for the six months ended July 31, 2012, compared to $982.8 million, or 94 percent of total revenues, during the same period a year ago. The increase in subscription and support revenues was due primarily to new customers, upgrades and additional subscriptions from existing customers and improved renewal rates as compared to a year ago. The price per user per month for our three primary offerings, Professional Edition, Enterprise Edition and Unlimited Edition, in the six months ended July 31, 2012 has remained substantially consistent relative to prior periods. Professional services and other revenues were $84.4 million, or six percent of total revenues, for the six months ended July 31, 2012, compared to $67.6 million, or six percent of total revenues, for the same period a year ago. The increase in professional services and other revenues was due primarily to the improved utilization of existing headcount, and a small benefit from the prospective adoption of the new revenue accounting guidance for multiple-deliverable arrangements.

Revenues in Europe and Asia Pacific accounted for $434.2 million, or 30 percent of total revenues, for the six months ended July 31, 2012, compared to $343.4 million, or 33 percent of total revenues, during the same period a year ago, an increase of $90.8 million, or 26 percent. The increase in revenues outside of the Americas was the result of the increasing acceptance of our service, our focus on marketing our service internationally and improved renewal rates. However, the value of the U.S. dollar relative to foreign currencies caused a decrease in U.S. dollar revenues outside of the Americas for the six months ended July 31, 2012 as compared to the same period a year ago. The foreign currency impact had the effect of decreasing our aggregate revenues by $23.3 million compared to the same period a year ago.

Cost of Revenues.

	Six Months Ended July 31,		Variance
(In thousands)	2012	2011	Dollars
Subscription and support	$227,263	$164,387	$62,876
Professional services and other	86,706	59,589	27,117

Total cost of revenues	$313,969	$223,976	$89,993

Percent of total revenues	22%	21%

Cost of revenues was $314.0 million, or 22 percent of total revenues, for the six months ended July 31, 2012, compared to $224.0 million, or 21 percent of total revenues, during the same period a year ago, an increase of $90.0 million. The increase in absolute dollars was primarily due to an increase of $37.8 million in employee-related costs, an increase of $15.3 million in service delivery costs, primarily due to our efforts in increasing data center capacity, an increase of $20.0 million in depreciation and amortization expenses, $9.6 million of which related to the amortization of acquired developed technology, an increase of $6.0 million in allocated overhead and an increase of $7.1 million in stock-based expenses. We have increased our professional services headcount since July 31, 2011 to meet the higher demand for services from our customers. A majority of the increase in headcount was due to the acquisition of Model Metrics in the fourth quarter of fiscal 2012. The increase in expense for the additional professional services headcount mentioned above resulted in the cost of professional services and other revenues to be in excess of the related revenue for the six months ended July 31, 2012 by $2.3 million.

We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity. The timing of these additional expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues in future periods.

Research and Development.

	Six Months Ended July 31,		Variance
(In thousands)	2012	2011	Dollars
Research and development	$194,218	$138,685	$55,533
Percent of total revenues	14%	13%

Research and development expenses were $194.2 million, or 14 percent of total revenues, for the six months ended July 31, 2012, compared to $138.7 million, or 13 percent of total revenues, during the same period a year ago, an increase of $55.5 million. The increase in absolute dollars was due to an increase of $39.9 million in employee-related costs, an increase of $12.7 million in stock-based expenses and an increase of $2.5 million in test data lab costs. We increased our research and development headcount by 46 percent since July 31, 2011 in order to improve and extend our service offerings and develop new technologies. Some of the increase in headcount was due to acquired businesses.

Marketing and Sales.

	Six Months Ended July 31,		Variance
(In thousands)	2012	2011	Dollars
Marketing and sales	$749,949	$537,472	$212,477
Percent of total revenues	53%	52%

Marketing and sales expenses were $749.9 million, or 53 percent of total revenues, for the six months ended July 31, 2012, compared to $537.5 million, or 52 percent of total revenues, during the same period a year ago, an increase of $212.5 million. The increase in absolute dollars was primarily due to increases of $155.7 million in employee-related costs, $35.9 million in stock-based expenses, $13.0 million in advertising, marketing and event costs and an increase in allocated overhead. Our marketing and sales headcount increased by 35 percent since July 31, 2011 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. Some of the increase in headcount was due to acquired businesses.

General and Administrative.

	Six Months Ended July 31,		Variance
(In thousands)	2012	2011	Dollars
General and administrative	$204,695	$168,784	$35,911
Percent of total revenues	14%	16%

General and administrative expenses were $204.7 million, or 14 percent of total revenues, for the six months ended July 31, 2012, compared to $168.8 million, or 16 percent of total revenues, during the same period a year ago, an increase of $35.9 million. The increase was primarily due to an increases of $8.8 million in stock-based expenses, $11.1 million in depreciation and amortization, $4.4 million in infrastructure costs and professional and outside service costs and an increase in employee-related costs. Our general and administrative headcount increased by 30 percent since July 31, 2011 as we added personnel to support our growth.

Loss from operations.

	Six Months Ended July 31,		Variance
(In thousands)	2012	2011	Dollars
Loss from operations	$(35,715)	$(18,551)	$(17,164)
Percent of total revenues	(3)%	(2)%

Loss from operations for the six months ended July 31, 2012, was $35.7 million and included $166.7 million of stock-based expenses and $41.0 million of amortization of purchased intangibles. During the same period a year ago, operating loss was $18.6 million and included $102.2 million of stock-based expenses and $29.0 million of amortization of purchased intangibles.

Investment income.

	Six Months Ended July 31,		Variance
(In thousands)	2012	2011	Dollars
Investment income	$11,634	$13,167	$(1,533)
Percent of total revenues	1%	1%

Investment income consists of income on cash and marketable securities balances. Investment income was $11.6 million for the six months ended July 31, 2012, and was $13.2 million during the same period a year ago. The decrease was primarily due to increased realized losses from sales of marketable securities, the decrease in marketable securities balances and lower interest rates.

Interest expense.

	Six Months Ended July 31,		Variance
(In thousands)	2012	2011	Dollars
Interest expense	$(14,403)	$(7,517)	$(6,886)
Percent of total revenues	(1)%	0%

Interest expense consists of interest on our convertible senior notes and capital leases. Interest expense, net of interest costs capitalized, was $14.4 million for the six months ended July 31, 2012 and was $7.5 million during the same period a year ago. During the six months ended July 31, 2012, we capitalized $2.0 million of interest costs related to capital projects. Capitalized interest during the same period a year ago was $7.9 million. During the first quarter of fiscal 2013, we suspended pre-construction activity, which includes capitalized interest costs, on the undeveloped real estate in San Francisco, California.

Benefit for Income Taxes.

	Six Months Ended July 31,		Variance
(In thousands)	2012	2011	Dollars
Benefit for income taxes	$9,596	$13,194	$(3,598)
Effective tax rate	25%	78%

We recorded a tax benefit of $9.6 million for the six months ended July 31, 2012, which resulted in an effective tax rate of 25%. The effective tax rate was lower than the federal statutory tax rate of 35 percent primarily due to foreign tax expense and non-deductible amounts. The tax benefit of $9.6 million included California tax credits and the impact of structuring intellectual property related to acquisitions.

We recorded a tax benefit of $13.2 million for the six months ended July 31, 2011, which resulted in an effective tax rate of 78%. The effective tax rate was higher than the federal statutory tax rate of 35 percent primarily due to federal and California tax credits and tax benefit related to the Radian6 acquisition. The tax benefit was partially offset by foreign tax expense and non-deductible amounts. The effect on the tax rate was magnified because of the relatively small pre-tax loss.

The realization of deferred tax assets depends on sufficient taxable income. As a result, any factors that affect operating results such as changes in the general economic conditions of the market that impact customers’ purchase decisions, changes in foreign currency exchange rates and costs associated with acquisitions and subsequent integration could impact the realizability of the deferred tax assets. Any significant adjustment to the deferred tax assets could result in a material impact to our provision for income taxes.

New Accounting Pronouncement

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

Liquidity and Capital Resources

At July 31, 2012, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1.8 billion and accounts receivable of $446.9 million.

Net cash provided by operating activities was $349.4 million during the six months ended July 31, 2012 and $222.5 million during the same period a year ago. Cash provided by operating activities has historically been affected by: the amount of net loss; sales of subscriptions, support and professional services; changes in working capital accounts, particularly increases and seasonality in accounts receivable and deferred revenue as described above, increases in the amount of billings to customers because of increased invoice durations, the timing of commission and bonus payments, and the timing of collections from large enterprise customers; add-backs of non-cash expense items such as depreciation and amortization, amortization of debt discount and the expense associated with stock-based awards. We made a tax payment of approximately $40.0 million during the six months ended July 31, 2012 as a result of the Radian6 transaction.

Net cash used in investing activities was $102.7 million during the six months ended July 31, 2012 and $242.6 million during the same period a year ago. The net cash used in investing activities during the six months ended July 31, 2012 primarily related to the purchase of Rypple in February 2012, capital expenditures, investment of cash balances and strategic investments offset by proceeds from sales and maturities of marketable securities. We expect capital expenditures to be significantly higher in the remaining six months of fiscal 2013 primarily due to leasehold improvement costs associated with the office lease agreement we signed in January 2012 at 50 Fremont Street, San Francisco, California.

Net cash provided by financing activities was $138.1 million during the six months ended July 31, 2012 and $48.4 million during the same period a year ago. Net cash provided by financing activities during the six months ended July 31, 2012 consisted primarily of $127.4 million of proceeds from equity plans and $25.7 million of excess tax benefits from employee stock plans offset by $15.1 million of principal payments on capital leases.

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

For 20 trading days during the 30 consecutive trading days ended April 30, 2012, our common stock traded at a price exceeding 130% of the conversion price of $85.36 per share applicable to the Notes. Accordingly, the Notes were convertible at the holders’ option for the quarter ending July 31, 2012. The Notes are classified as a current liability on our condensed consolidated balance sheet as of July 31, 2012. For 20 trading days during the 30 consecutive trading days ended July 31, 2012, our common stock traded at a price exceeding 130% of the conversion price of $85.36 per share applicable to the Notes. Accordingly, the Notes will be convertible at the holders’ option for the quarter ending October 31, 2012, and will remain classified as a current liability on our condensed consolidated balance sheet.

Our cash, cash equivalents and marketable securities are comprised primarily of corporate notes and other obligations, U.S. treasury, U.S. government and U.S. agency obligations, U.S agency mortgage backed securities, time deposits, money market mutual funds and municipal securities.

As of July 31, 2012, we have a total of $22.0 million in letters of credit outstanding in favor of certain landlords for office space. To date, no amounts have been drawn against the letters of credit, which renew annually and mature at various dates through April 2030.

We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. Additionally, we currently do not have a bank line of credit.

Our principal commitments consist of obligations under leases for office space and co-location facilities for data center capacity and our development and test data center, and computer equipment and furniture and fixtures. At July 31, 2012, the future non-cancelable minimum payments under these commitments were as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Period:
Remaining six months of fiscal 2013	$15,451	$69,328
Fiscal 2014	29,448	123,269
Fiscal 2015	8,908	93,697
Fiscal 2016	5,615	75,727
Fiscal 2017	4,813	62,588
Thereafter	1,030	297,893

Total minimum lease payments	65,265	$722,502

Less: amount representing interest	(3,627)

Present value of capital lease obligations	$61,638

Our lease agreements provide us with the option to renew. Our future operating lease obligations would change if we exercised these options and if we entered into additional operating lease agreements as we expand our operations.

We expect cash flow from operations in subsequent periods to be lower because of the acquisition of Buddy and the wage and hour settlement agreement payment.

On August 13, 2012, we acquired the outstanding stock of Buddy, a social media marketing platform. The total purchase price for Buddy included $467.1 million in cash, net of cash acquired, 1,393,859 shares of our common stock and $33.1 million which represents the fair market value of the employee stock awards assumed.

On August 16, 2012, we made a payment of approximately $9.7 million as a result of court approval of the settlement agreement with respect to a California state wage and hour lawsuit that had been filed against us early in 2011 in the Superior Court of California, County of San Francisco. We entered into a preliminary settlement agreement in the second quarter of fiscal 2012 and recorded the estimated settlement expense in our financial results for fiscal 2012.

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

We define non-GAAP net income as our total net income excluding the following components, which we believe are not reflective of our ongoing operational expenses. In each case, for the reasons set forth below, we believe that excluding the component provides useful information to investors and others in understanding and evaluating the impact of certain non-cash items to our operating results and future prospects in the same manner as us, in comparing financial results across accounting periods and to those of peer companies and to better understand the impact of these non-cash items on our gross margin and operating performance. Additionally, as significant, unusual or discrete events occur, the results may be excluded in the period in which the events occur.

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

We define non-GAAP gross profit as our total revenues less cost of revenues, as reported on our condensed consolidated statement of operations, excluding the portions of stock-based expenses and amortization of purchased intangibles that are included in cost of revenues.

We define non-GAAP operating profit as our non-GAAP gross profit less operating expenses, as reported on our condensed consolidated statement of operations, excluding the portions of stock-based expenses and amortization of purchased intangibles that are included in operating expenses.

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

Our reconciliation of the non-GAAP financial measure of gross profit, operating profit, net income and earnings per share to the most comparable GAAP measure, “gross profit,” “income (loss) from operations,” “net income (loss)” and “Diluted earnings (loss) per share” for the three and six months ended July 31, 2012 and 2011 are as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Non-GAAP gross profit
GAAP gross profit	$569,231	$425,092	$1,113,147	$826,390
Plus:
Amortization of purchased intangibles	17,668	16,373	35,116	25,468
Stock-based expenses	7,864	4,379	15,117	8,030

Non-GAAP gross profit	$594,763	$445,844	$1,163,380	$859,888

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Non-GAAP operating profit
GAAP loss from operations	$(13,466)	$(15,748)	$(35,715)	$(18,551)
Plus:
Amortization of purchased intangibles	20,075	18,679	40,950	29,014
Stock-based expenses	85,417	54,594	166,683	102,152

Non-GAAP operating profit	$92,026	$57,525	$171,918	$112,615

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Non-GAAP net income
GAAP net loss	$(9,829)	$(4,268)	$(29,304)	$(3,738)
Plus:
Amortization of purchased intangibles	20,075	18,679	40,950	29,014
Stock-based expenses	85,417	54,594	166,683	102,152
Amortization of debt discount, net	6,207	2,712	11,090	5,470
Less:
Income tax effect of Non-GAAP items	(41,154)	(28,635)	(74,249)	(49,926)

Non-GAAP net income	$60,716	$43,082	$115,170	$82,972

	Three Months Ended July 31,		Six Months Ended July 31,
	2012(a)	2011	2012(a)	2011
Non-GAAP diluted earnings per share
GAAP diluted loss per share	$(0.07)	$(0.03)	$(0.21)	$(0.03)
Plus:
Amortization of purchased intangibles	0.14	0.13	0.28	0.20
Stock-based expenses	0.58	0.38	1.14	0.72
Amortization of debt discount, net	0.04	0.02	0.08	0.04
Less:
Income tax effect of Non-GAAP items	(0.27)	(0.20)	(0.50)	(0.35)

Non-GAAP diluted earnings per share	$0.42	$0.30	$0.79	$0.58

Shares used in computing diluted net income per share	146,194	143,456	146,202	142,336

(a)	Reported GAAP loss per share was calculated using the basic share count. Non-GAAP diluted earnings per share was calculated using the diluted share count.

The effects of dilutive securities were not included in the GAAP calculation of diluted earnings/loss per share for the three and six months ended July 31, 2012 because we had a net loss for the period and the effect would have been anti-dilutive. The following table reflects the effect of the dilutive securities on the basic share count used in the GAAP earnings/loss per share calculation to derive the share count used for the non-GAAP diluted earnings per share:

	Three Months Ended July 31,		Six Months Ended July 31,
Supplemental Diluted Share Count Information (in thousands):	2012	2011	2012	2011
Weighted-average shares outstanding for GAAP basic earnings per share	139,425	135,093	138,789	134,273
Effect of dilutive securities:
Convertible senior notes	2,542	2,753	2,665	2,581
Warrants associated with the convertible senior note hedges	866	1,160	1,037	919
Employee stock awards	3,361	4,450	3,711	4,563

Adjusted weighted-average shares outstanding and assumed conversions for Non-GAAP diluted earnings per share	146,194	143,456	146,202	142,336

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest rate sensitivity

We had cash, cash equivalents and marketable securities totaling $1.8 billion at July 31, 2012. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least triple BBB or better. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

An immediate increase or decrease in interest rates of 100-basis points at July 31, 2012 could result in a $13.0 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

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

For the three months ended July 31, 2012 the Notes were convertible at the option of the noteholder. For 20 trading days during the 30 consecutive trading days ended July 31, 2012, our common stock traded at a price exceeding 130% of the conversion price of $85.36 per share applicable to the Notes. Accordingly, the Notes will be convertible at the holders’ option for the quarter ending October 31, 2012 and will continue to be classified as a current liability on our condensed consolidated balance sheet.

The Notes have a fixed annual interest rate of 0.75% and therefore, we do not have economic interest rate exposure on the Notes. However, the value of the Notes are exposed to interest rate risk. Generally, the fair value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our Notes is affected by our stock price. The carrying value of our Notes was $508.5 million as of July 31, 2012. This represents the liability component of the $575.0 million principal balance as of July 31, 2012. The total estimated fair value of our Notes at July 31, 2012 was $909.2 million and the fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the second quarter of fiscal 2013, which was $158.15.

We have an investment portfolio that includes strategic investments in public and privately-held companies, many of which are in the development stage. When our ownership interests are less than 20 percent and we do not have the ability to exert significant influence, we account for investments in non-marketable equity and debt securities of the privately-held companies using the cost method of accounting. Otherwise, we account for the investments using the equity method of accounting. As of July 31, 2012 and January 31, 2012 the fair value of our investments in privately-held companies was $46.9 million and $48.3 million, respectively.

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

We have been, and may in the future be, put on notice and/or sued by third parties for alleged infringement of their proprietary rights, including patent infringement. We evaluate these claims and lawsuits with respect to their potential merits, our potential defenses and counter claims, and the expected effect on us. Our technologies may be subject to injunction if they are found to infringe the rights of a third party. In addition, many of our subscription agreements require us to indemnify our customers for third-party intellectual property infringement claims, which could increase the cost to us in the event of adverse rulings on such claims.

The outcome of any litigation, regardless of its merits, is inherently uncertain. Any intellectual property claims and other lawsuits, and the disposition of such claims and lawsuits, could be time-consuming and expensive to resolve, divert our attention from executing our business plan, lead to attempts by third parties to seek similar claims and, in the case of intellectual property claims, require us to change our technology, change our business practices and/or pay monetary damages or enter into short- or long-term royalty or licensing agreements.

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

•	expenses related to significant, unusual or discrete events which are recorded in the period in which the events occur;

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

In November 2010, we purchased approximately 14 acres of undeveloped real estate in San Francisco, California, including entitlements and improvements associated with the land. We may not realize any benefits with respect to the purchase of such real estate. During the first quarter of fiscal 2013, we suspended pre-construction activity on the land. If we commence efforts to develop the real estate, we will be required to devote substantial additional resources in the future, which may impact our liquidity and financial flexibility. In the event that we decide to sell this property, the sale price may be less than the recorded value of the land on our condensed consolidated balance sheet, and our financial results may be negatively impacted.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

The Exhibits listed below are filed as part of this Form 10-Q

Index to Exhibits

Exhibit No.	Exhibit Description	Provided Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger dated June 3, 2012, by and among salesforce.com, inc., Bullseye Merger Corporation, Buddy Media, Inc., and Shareholder Representative Services LLC		8-K	001-32224	2.1	06/04/2012

3.1	Restated Certificate of Incorporation of salesforce.com, inc.		S-1/A	333-111289	3.2	04/20/2004

3.2	Amended and Restated Bylaws of salesforce.com, inc.		8-K	001-32224	3.1	01/14/2011

10.1*	2006 Inducement Equity Incentive Plan		8-K	001-32224	10.1	06/08/2012

10.2*	Kokua Bonus Plan		8-K	001-32224	10.2	06/08/2012

10.3	Buddy Media, Inc. 2007 Equity Incentive Plan		S-8	333-183580	4.2	08/27/2012

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Exhibit No.	Exhibit Description	Provided Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 31, 2012

salesforce.com, inc.

/S/ GRAHAM SMITH
Graham Smith Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)