Form 10-Q
period 2012-10-31
SALESFORCE COM INC
filed 2012-11-28
CIK 1108524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2012

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

As of October 31, 2012, there were approximately 142.0 million shares of the Registrant’s Common Stock outstanding.

salesforce.com, inc.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

salesforce.com, inc.

Condensed Consolidated Balance Sheets

(in thousands)

	October 31, 2012	January 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$521,720	$607,284
Short-term marketable securities	83,844	170,582
Accounts receivable, net	418,590	683,745
Deferred commissions	100,808	98,471
Deferred income taxes, net	14,723	31,821
Prepaid expenses and other current assets	117,600	80,319

Total current assets	1,257,285	1,672,222
Marketable securities, noncurrent	810,486	669,308
Property and equipment, net	583,839	527,946
Deferred commissions, noncurrent	80,304	78,149
Deferred income taxes, noncurrent, net	6,285	87,587
Capitalized software, net	225,137	188,412
Goodwill	1,525,154	785,381
Other assets, net	153,800	155,149

Total assets	$4,642,290	$4,164,154

Liabilities, temporary equity and stockholders’ equity
Current liabilities:
Accounts payable	$57,940	$33,258
Accrued expenses and other liabilities	524,267	502,442
Deferred revenue	1,226,118	1,291,622
Convertible senior notes, net	514,891	496,149

Total current liabilities	2,323,216	2,323,471
Income taxes payable, noncurrent	46,246	37,258
Long-term lease liabilities and other	63,629	48,651
Deferred revenue, noncurrent	65,585	88,673

Total liabilities	2,498,676	2,498,053

Temporary equity	59,999	78,741

Stockholders’ equity:
Common stock	142	137
Additional paid-in capital	2,149,962	1,415,077
Accumulated other comprehensive income	23,649	12,683
Retained earnings (deficit)	(90,138)	159,463

Total stockholders’ equity	2,083,615	1,587,360

Total liabilities, temporary equity and stockholders’ equity	$4,642,290	$4,164,154

See accompanying Notes.

salesforce.com, inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Revenues:
Subscription and support	$740,600	$549,182	$2,083,313	$1,531,965
Professional services and other	47,798	35,078	132,201	102,661

Total revenues	788,398	584,260	2,215,514	1,634,626
Cost of revenues (1)(2):
Subscription and support	134,183	96,306	361,446	260,693
Professional services and other	52,065	32,259	138,771	91,848

Total cost of revenues	186,248	128,565	500,217	352,541
Gross profit	602,150	455,695	1,715,297	1,282,085
Operating expenses (1)(2):
Research and development	114,074	76,049	308,292	214,734
Marketing and sales	428,507	304,571	1,178,456	842,043
General and administrative	113,757	85,232	318,452	254,016

Total operating expenses	656,338	465,852	1,805,200	1,310,793
Loss from operations	(54,188)	(10,157)	(89,903)	(28,708)
Investment income	3,887	5,136	15,521	18,303
Interest expense	(8,190)	(3,859)	(22,593)	(11,376)
Other income (expense)	(4,360)	30	(4,776)	(4,001)

Loss before benefit from (provision for) income taxes	(62,851)	(8,850)	(101,751)	(25,782)
Benefit from (provision for) income taxes (3)	(157,446)	5,094	(147,850)	18,288

Net loss	$(220,297)	$(3,756)	$(249,601)	$(7,494)

Basic net loss per share	$(1.55)	$(0.03)	$(1.78)	$(0.06)
Diluted net loss per share	$(1.55)	$(0.03)	$(1.78)	$(0.06)
Shares used in computing basic net loss per share	142,203	135,847	139,959	134,824
Shares used in computing diluted net loss per share	142,203	135,847	139,959	134,824

(1) Amounts include amortization of purchased intangibles from	Three Months Ended October 31,		Nine Months Ended October 31,
business combinations, as follows:	2012	2011	2012	2011
Cost of revenues	$23,247	$17,469	$58,363	$42,937
Marketing and sales	2,995	953	8,829	4,499

	Three Months Ended October 31,		Nine Months Ended October 31,
(2) Amounts include stock-based expenses, as follows:	2012	2011	2012	2011
Cost of revenues	$9,336	$4,138	$24,453	$12,168
Research and development	21,984	12,197	53,740	31,224
Marketing and sales	55,304	29,123	142,072	80,024
General and administrative	18,488	11,548	51,530	35,742

	Three Months Ended October 31,		Nine Months Ended October 31,
(3) Amount includes one-time tax items, as follows:	2012	2011	2012	2011
Benefit from (provision for) income taxes	$(149,147)	$0	$(149,147)	$0

See accompanying Notes.

salesforce.com, inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Net loss	$(220,297)	$(3,756)	$(249,601)	$(7,494)
Other comprehensive income (loss), before tax and net of reclassification adjustments:
Foreign currency translation and other gains	3,134	1,666	10,081	447
Unrealized gains (losses) on investments	1,252	(7,361)	1,411	(4,616)

Other comprehensive income (loss), before tax	4,386	(5,695)	11,492	(4,169)
Tax effect	(467)	2,453	(526)	1,427

Other comprehensive income (loss), net of tax	3,919	(3,242)	10,966	(2,742)

Comprehensive loss	$(216,378)	$(6,998)	$(238,635)	$(10,236)

See accompanying Notes.

salesforce.com, inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Operating activities:
Net loss	$(220,297)	$(3,756)	$(249,601)	$(7,494)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	59,960	41,553	159,400	111,385
Amortization of debt discount and transaction costs	6,471	2,138	17,511	6,470
Amortization of deferred commissions	39,070	26,862	111,099	76,453
Expenses related to employee stock plans	105,112	57,006	271,795	159,158
Excess tax benefits from employee stock plans	(3,160)	(6,892)	(28,905)	(11,012)
Tax valuation allowance	149,147	0	149,147	0
Changes in assets and liabilities:
Accounts receivable, net	33,664	30,101	270,802	120,152
Deferred commissions	(48,251)	(33,611)	(115,591)	(80,252)
Prepaid expenses and other current assets	39,390	9,035	(16,706)	(9,959)
Other assets	6,775	4,693	7,639	67
Accounts payable	(14,356)	5,944	21,725	8,928
Accrued expenses and other current liabilities	1,152	13,081	(51,118)	(4,936)
Deferred revenue	(48,762)	(17,445)	(91,873)	(17,800)

Net cash provided by operating activities	105,915	128,709	455,324	351,160

Investing activities:
Business combinations, net of cash acquired	(515,760)	(66,115)	(574,751)	(364,785)
Land activity and building improvements	0	(6,654)	(4,106)	(13,090)
Strategic investments	(1,657)	(21,508)	(5,451)	(34,723)
Purchases of marketable securities	(213,505)	(100,664)	(808,409)	(408,228)
Sales of marketable securities	82,085	126,672	630,317	563,621
Maturities of marketable securities	41,992	13,159	126,879	31,894
Capital expenditures	(51,054)	(34,678)	(125,079)	(107,043)

Net cash used in investing activities	(657,899)	(89,788)	(760,600)	(332,354)

Financing activities:
Proceeds from equity plans	76,483	15,794	203,874	90,362
Excess tax benefits from employee stock plans	3,160	6,892	28,905	11,012
Contingent consideration payment related to prior business combinations	0	0	0	(16,200)
Principal payments on capital lease obligations	(7,664)	(7,685)	(22,717)	(21,796)

Net cash provided by financing activities	71,979	15,001	210,062	63,378

Effect of exchange rate changes	995	(729)	9,650	(3,489)

Net increase (decrease) in cash and cash equivalents	(479,010)	53,193	(85,564)	78,695
Cash and cash equivalents, beginning of period	1,000,730	449,794	607,284	424,292

Cash and cash equivalents, end of period	$521,720	$502,987	$521,720	$502,987

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest, net	$641	$632	$4,031	$3,718
Income taxes, net of tax refunds	$6,514	$7,858	$51,981	$19,864
Non-cash financing and investing activities:
Fixed assets acquired under capital leases	$9,788	$18,600	$25,585	$65,803
Fair value of equity awards assumed (Note 4)	$37,428	$1,043	$37,898	$5,772

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of October 31, 2012 and the condensed consolidated statements of operations, the condensed consolidated statement of comprehensive income (loss) and the condensed consolidated statements of cash flows for the three and nine months ended October 31, 2012 and 2011, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2012 was derived from the audited consolidated financial statements which are included in the Company’s Form 10-K for the fiscal year ended January 31, 2012, which was filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2012. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s fiscal 2012 Form 10-K. During the first quarter of fiscal 2013, the Company adopted the requirements of Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income by presenting the total of comprehensive income (loss), the components of net loss, and the components of other comprehensive income in two separate but consecutive statements.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of October 31, 2012, and its results of operations, including its comprehensive income (loss), and its cash flows for the three and nine months ended October 31, 2012 and 2011. All adjustments are of a normal recurring nature. The results for the three and nine months ended October 31, 2012 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2013.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in the Company’s condensed consolidated financial statements and notes thereto.

Significant estimates and assumptions made by management include the determination of:

•	the best estimate of selling price of the deliverables included in multiple-deliverable revenue arrangements,

•	the fair value of assets acquired and liabilities assumed for business combinations,

•	recognition, measurement and valuation of current and deferred income taxes,

•	the fair value of stock awards issued, and

•	the valuation of strategic investments and the determination of other-than-temporary impairments.

Actual results could differ materially from those estimates.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Segments

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assessing performance. Over the past few years, the Company has completed several acquisitions. These acquisitions have allowed the Company to expand its offerings, presence and reach in various segments of the enterprise cloud computing market. While the Company has offerings in multiple enterprise cloud computing market segments, the Company’s business operates in one operating segment because the Company’s chief operating decision maker evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. Since the Company operates in one operating segment, all required financial segment information can be found in the condensed consolidated financial statements.

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

No customer accounted for more than five percent of accounts receivable at October 31, 2012 and one customer accounted for six percent of accounts receivable at January 31, 2012. No single customer accounted for five percent or more of total revenue in the three and nine months ended October 31, 2012 and 2011.

As of both October 31, 2012 and January 31, 2012, assets located outside the Americas were 13 percent of total assets, respectively.

Revenues by geographical region are as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Americas	$547,399	$397,118	$1,540,326	$1,104,052
Europe	133,791	103,864	376,694	300,315
Asia Pacific	107,208	83,278	298,494	230,259

	$788,398	$584,260	$2,215,514	$1,634,626

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

The adoption of this updated accounting guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows for the fiscal year ended January 31, 2012. As of October 31, 2012, the deferred professional services revenue and deferred costs under the previous accounting guidance are $13.1 million and approximately $6.0 million, respectively, which will continue to be recognized over the related remaining subscription period.

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

The additional disclosures regarding the Company’s fair value measurements are included in Note 2.

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

The fair value of each stock option grant and stock purchase right granted under the ESPP was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
Stock Options	2012	2011	2012	2011
Volatility	47%	47%	47 - 51%	47 - 50%
Estimated life	3.7 years	3.7 years	3.7 years	3.7 years
Risk-free interest rate	0.47 - 0.57%	0.68 - 0.79%	0.43 - 0.77%	0.68 - 1.77%
Dividend yield	0	0	0	0
Weighted-average fair value per share of grants	$52.07	$49.89	$52.53	$57.90

	Three Months Ended October 31,		Nine Months Ended October 31,
ESPP	2012	2011	2012	2011
Volatility	n/a	n/a	42 - 46%	n/a
Estimated life	n/a	n/a	0.75 years	n/a
Risk-free interest rate	n/a	n/a	0.12 - 0.13%	n/a
Dividend yield	n/a	n/a	0	n/a
Weighted-average fair value per share of grants	n/a	n/a	$40.37	n/a

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

There were no shares granted under the ESPP in the three months ended October 31, 2012 as these stock purchase rights are only granted in June and December. There was no stock-based expense related to the ESPP in the three or nine months ended October 31, 2011 because the Company did not commence the ESPP until December 2011.

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

2. Investments

Marketable Securities

At October 31, 2012, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$601,653	$6,130	$(435)	$607,348
U.S. treasury securities	27,811	9	(12)	27,808
Mortgage backed securities	14,286	348	(25)	14,609
Government obligations	3,087	100	0	3,187
Municipal securities	2,697	1	(29)	2,669
Collateralized mortgage obligations	140,336	2,310	(406)	142,240
U.S. agency obligations	96,334	141	(6)	96,469

Total marketable securities	$886,204	$9,039	$(913)	$894,330

At January 31, 2012, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$502,894	$3,485	$(1,607)	$504,772
U.S. treasury securities	79,290	70	(2)	79,358
Mortgage backed securities	15,206	375	(155)	15,426
Government obligations	3,132	78	0	3,210
Municipal securities	8,753	47	(11)	8,789
Collateralized mortgage obligations	118,729	2,192	(426)	120,495
U.S. agency obligations	107,515	331	(6)	107,840

Total marketable securities	$835,519	$6,578	$(2,207)	$839,890

The duration of the investments classified as marketable securities is as follows (in thousands):

	October 31, 2012	January 31, 2012
Recorded as follows:
Short-term (due in one year or less)	$83,844	$170,582
Long-term (due between one and 3 years)	810,486	669,308

	$894,330	$839,890

As of October 31, 2012, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$81,679	$(203)	$12,067	$(232)	$93,746	$(435)
U.S. treasury securities	12,472	(12)	0	0	12,472	(12)
Mortage backed securities	0	0	657	(25)	657	(25)
Municipal securities	0	0	1,668	(29)	1,668	(29)
Collateralized mortgage obligations	47,943	(266)	9,525	(140)	57,468	(406)
U.S. agency obligations	19,486	(6)	0	0	19,486	(6)

	$161,580	$(487)	$23,917	$(426)	$185,497	$(913)

The unrealized loss for each of these fixed rate marketable securities ranged from less than $1,000 to $99,000. The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of October 31, 2012. The Company expects to receive the full principal and interest on all of these marketable securities.

Fair Value Measurement

All of the Company’s cash equivalents, marketable securities and foreign currency derivative contracts are classified within Level 1 or Level 2 because the Company’s cash equivalents, marketable securities and foreign currency derivative contracts are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

During the three months ended October 31, 2012 the Company changed how it categorizes amounts within the fair value hierarchy. The $26.5 million of time deposits at January 31, 2012 are now reported as Level 2 fair value instruments as these were previously shown as Level 1 and have been reclassified.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of October 31, 2012 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of October 31, 2012
Cash equivalents (1):
Time deposits	$0	$28,186	$0	$28,186
Money market mutual funds	299,567	0	0	299,567
Marketable securities:
Corporate notes and obligations	0	607,348	0	607,348
U.S. treasury securities	27,808	0	0	27,808
Mortgage backed securities	0	14,609	0	14,609
Government obligations	3,187	0	0	3,187
Municipal securities	0	2,669	0	2,669
Collateralized mortgage obligations	0	142,240	0	142,240
U.S. agency obligations	0	96,469	0	96,469
Foreign currency derivative contracts (2)	0	1,220	0	1,220

Total Assets	$330,562	$892,741	$0	$1,223,303

Liabilities
Foreign currency derivative contracts (3)	$0	$1,009	$0	$1,009

Total Liabilities	$0	$1,009	$0	$1,009

(1)	Included in “cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheet as of October 31, 2012, in addition to $194.0 million of cash.
(2)	Included in “prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheet as of October 31, 2012.
(3)	Included in “accrued expenses and other liabilities” in the accompanying Condensed Consolidated Balance Sheet as of October 31, 2012.

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of January 31, 2012 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of January 31, 2012
Cash equivalents (1):
Time deposits	$0	$26,513	$0	$26,513
Money market mutual funds	358,369	0	0	358,369
Marketable securities:
Corporate notes and obligations	0	504,772	0	504,772
U.S. treasury securities	79,358	0	0	79,358
Mortgage backed securities	0	15,426	0	15,426
Government obligations	3,210	0	0	3,210
Municipal securities	0	8,789	0	8,789
Collateralized mortgage obligations	0	120,495	0	120,495
U.S. agency obligations	0	107,840	0	107,840
Foreign currency derivative contracts (2)	0	621	0	621

Total Assets	$440,937	$784,456	$0	$1,225,393

Liabilities
Foreign currency derivative contracts (3)	$0	$2,551	$0	$2,551

Total Liabilities	$0	$2,551	$0	$2,551

(1)	Included in “cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheet as of January 31, 2012, in addition to $222.4 million of cash.
(2)	Included in “prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheet as of January 31, 2012.
(3)	Included in “accrued expenses and other liabilities” in the accompanying Condensed Consolidated Balance Sheet as of January 31, 2012.

Derivative Financial Instruments

The Company enters into foreign currency derivative contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company uses forward currency derivative contracts to minimize the Company’s exposure of balances primarily denominated in Euros, Japanese yen and British pounds. The Company’s foreign currency derivative contracts which are not designated as hedging instruments are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. The Company’s program is not designated for trading or speculative purposes. As of October 31, 2012 and January 31, 2012, the foreign currency derivative contracts that were not settled are recorded at fair value on the condensed consolidated balance sheets.

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

Details on outstanding foreign currency derivative contracts related primarily to intercompany receivables and payables are presented below (in thousands):

	October 31, 2012	January 31, 2012
Notional amount of foreign currency derivative contracts	$416,096	$186,336
Fair value of foreign currency derivative contracts	$211	$(1,930)

The fair value of the Company’s outstanding derivative instruments are summarized below (in thousands):

		Fair Value of Derivative Instruments
	Balance Sheet Location	October 31, 2012	January 31, 2012
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$1,220	$621

Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Accrued expenses and other current liabilities	$1,009	$2,551

The effect of the derivative instruments not designated as hedging instruments on the condensed consolidated statements of operations for the three and nine months ended October 31, 2012 and 2011, respectively are summarized below (in thousands):

Derivatives Not Designated as Hedging Instruments	Gains (Losses) on Derivative Instruments Recognized in Income
		Three Months Ended October 31,
	Location	2012	2011

Foreign currency derivative contracts	Other income (expense)	$8,079	$(2,977)

Derivatives Not Designated as Hedging Instruments	Gains (Losses) on Derivative Instruments Recognized in Income
		Nine Months Ended October 31,
	Location	2012	2011
Foreign currency derivative contracts	Other income (expense)	$9,673	$(3,937)

Strategic Investments

The Company has four investments in marketable equity securities measured using quoted prices in their respective active markets and certain interests in non-marketable equity and debt securities that are collectively considered strategic investments. As of October 31, 2012, the fair value of the Company’s marketable equity securities of $4.2 million includes an unrealized gain of $1.0 million. As of January 31, 2012, the Company had three investments in marketable equity securities. The fair value of the Company’s marketable equity securities of $5.6 million included an unrealized gain of $3.4 million. These investments are recorded in other assets, net on the condensed consolidated balance sheets.

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

As of October 31, 2012 and January 31, 2012, the carrying value that approximates the fair value of the Company’s investments in privately-held companies was $46.0 million and $48.3 million, respectively. These investments are recorded in other assets, net on the condensed consolidated balance sheets.

Investment Income

Investment income consists of interest income, realized gains, and realized losses on the Company’s cash, cash equivalents and marketable securities. The components of investment income are presented below (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Interest income	$4,063	$5,093	$13,727	$16,611
Realized gains	894	601	4,448	4,374
Realized losses	(1,070)	(558)	(2,654)	(2,682)

Total investment income	$3,887	$5,136	$15,521	$18,303

3. Property and Equipment

Property and equipment consisted of the following (in thousands):

	October 31, 2012	January 31, 2012
Land	$248,263	$248,263
Building improvements	49,572	43,868
Computers, equipment and software	305,216	232,460
Furniture and fixtures	34,093	25,250
Leasehold improvements	172,569	137,587

	809,713	687,428
Less accumulated depreciation and amortization	(225,874)	(159,482)

	$583,839	$527,946

Depreciation and amortization expense totaled $26.4 million and $17.9 million for the three months ended October 31, 2012 and 2011, respectively, and $72.1 million and $49.4 million for the nine months ended October 31, 2012 and 2011, respectively.

Computers, equipment and software at October 31, 2012 and January 31, 2012 included a total of $129.1 million and $105.1 million acquired under capital lease agreements, respectively. Accumulated amortization relating to computers, equipment and software under capital leases totaled $50.4 million and $31.7 million, respectively, at October 31, 2012 and January 31, 2012. Amortization of assets under capital leases is included in depreciation and amortization expense.

In November 2010, the Company purchased approximately 14 acres of undeveloped real estate in San Francisco, California, including entitlements and improvements associated with the land. In addition to the amounts reflected in the table above, the Company recorded $23.3 million related to the perpetual parking rights and classified such rights as a purchased intangible asset as it represents an intangible right to use the existing garage. The Company has capitalized pre-construction activities related to the development of the land, including interest costs and property taxes since the November 2010 purchase. During the first quarter of fiscal 2013, the Company suspended pre-construction activity. The pre-construction costs capitalized in fiscal 2013 through the suspension date were $5.7 million. The total carrying value of the land, building improvements and perpetual parking rights was $321.1 million as of October 31, 2012. The Company continues to evaluate its future needs for office facilities space and its options for the undeveloped real estate.

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

The fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model. The share conversion ratio of 0.011 was applied to convert Rypple options to the Company’s options.

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

Buddy Media, Inc.

On August 13, 2012, the Company acquired the outstanding stock of Buddy Media, Inc. (“Buddy”), a social media marketing platform. The Company acquired Buddy for the assembled workforce, expected synergies and expanded market opportunities when integrating Buddy’s social media marketing platform with the Company’s current offerings. The acquisition date fair value of the consideration transferred for Buddy was approximately $735.8 million, which consisted of the following:

Fair value of consideration transferred (in thousands, except per share data)
Cash	$497,500
Common stock (1,392,774 shares)	202,161
Fair value of stock options and restricted stock awards assumed	36,092

Total	$735,753

The value of the share consideration for the Company’s common stock was based on the closing price of $145.15 on the day of the acquisition. The fair value of the stock options and restricted stock awards assumed by the Company was determined using the Black-Scholes option pricing model. The share conversion ratio of 0.146 was applied to convert Buddy’s options and restricted stock awards to the Company’s options and restricted stock awards.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the date of acquisition:

(in thousands)
Current assets	$35,609
Other noncurrent assets	3,424
Current and noncurrent liabilities	(16,437)
Deferred revenue	(3,281)
Deferred tax liability	(2,436)
Intangible assets	78,340
Goodwill	640,534

Net assets acquired	$735,753

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(in thousands)	Fair value	Useful Life
Developed technology	$65,210	5 years
Customer relationships	11,030	5 years
Trade name and trademark	2,100	5 years

Total intangible assets subject to amortization	$78,340

Developed technology represents the estimated fair value of Buddy’s social media marketing platform. Customer relationships represent the fair values of the underlying relationships and agreements with Buddy customers. The trade name and trademark represents the fair value of the brand and name recognition associated with the marketing of Buddy’s service offerings. The goodwill balance is primarily attributed to the assembled workforce and expanded market opportunities when integrating Buddy’s social media marketing platform with the Company’s other social media marketing product offerings. The goodwill balance is not deductible for U.S. income tax purposes.

The Company assumed unvested options and restricted stock awards with a fair value of $67.4 million. Of the total consideration, $36.1 million was allocated to the purchase consideration and $31.3 million was allocated to future services and will be expensed over the remaining service periods on a straight-line basis.

The amounts of revenue and earnings of Buddy included in the Company’s condensed consolidated statement of operations from the acquisition date of August 13, 2012 to the period ending October 31, 2012 are as follows:

(in thousands)
Total revenues	$9,087
Loss	$(18,251)

This loss includes approximately $12.0 million of stock-based expense.

The following pro forma financial information summarizes the combined results of operations for the Company and Buddy, which was significant for the purposes of unaudited pro forma financial information disclosure, as though the companies were combined as of the beginning of the Company’s fiscal years presented.

The pro forma financial information was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2012	2011	2012	2011
Total revenues	$789,630	$592,171	$2,236,652	$1,653,204
Loss	$(210,333)	$(12,845)	$(278,164)	$(37,047)

The pro forma financial information for all periods presented has been calculated after adjusting the results of Buddy to reflect the business combination accounting effects resulting from this acquisition including the amortization expenses from acquired intangible assets, the stock-based compensation expense for unvested stock options and restricted stock awards assumed and the related tax effects as though the acquisition occurred as of the beginning of the Company’s fiscal years 2013 and 2012. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the Company’s fiscal 2012.

The pro forma financial information for the three and nine months ended October 31, 2012 and 2011 combined the historical results of the Company for the three and nine months ended October 31, 2012 and 2011, the adjusted historical results of Buddy for the three and nine months ended September 30, 2012 and 2011, due to differences in reporting periods and considering the date the Company acquired Buddy, and the effects of the pro forma adjustments listed above.

GoInstant, Inc.

On September 4, 2012, the Company acquired for cash the outstanding stock of GoInstant, Inc. (“GoInstant”) a provider of co-browsing technology that allows two or more people to collaboratively browse the same website together. The Company acquired GoInstant to, among other things, deliver its customers an easy to use co-browse experience. The Company has included the financial results of GoInstant in the consolidated financial statements from the date of acquisition, which have not been material to date. The acquisition date fair value of the consideration transferred for GoInstant was approximately $50.6 million, which consisted of the following:

Fair value of consideration transferred (in thousands)
Cash	$49,221
Fair value of stock options assumed	1,336

Total	$50,557

The fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model. The share conversion ratio of 0.086 was applied to convert GoInstant’s options to the Company’s options.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the date of acquisition:

(in thousands)
Net tangible assets	$473
Deferred tax liability	(1,771)
Developed technology	6,560
Goodwill	45,295

Net assets acquired	$50,557

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

The developed technology represents the estimated fair value of GoInstant’s co-browsing technology and has an estimated useful life of three years. The goodwill balance is primarily attributed to the assembled workforce and expanded market opportunities when integrating GoInstant’s co-browsing technology with the Company’s other product offerings. The goodwill balance is deductible for U.S. income tax purposes.

The Company assumed unvested options with a fair value of $6.2 million. Of the total consideration, $1.3 million was allocated to the purchase consideration and $4.9 million was allocated to future services and will be expensed over the remaining service periods on a straight-line basis.

Other Business Combinations

During the nine months ended October 31, 2012, the Company acquired four companies for $10.1 million in cash, net of cash acquired, and has included the financial results of these companies in its condensed consolidated financial statements from the date of each respective acquisition. The Company accounted for these transactions as business combinations. In allocating the purchase consideration based on estimated fair values, the Company recorded $4.1 million of acquired intangible assets with useful lives of one to three years, $7.3 million of goodwill, $0.3 million of net tangible liabilities and $1.0 million of deferred tax liabilities. The majority of this goodwill balance is deductible for U.S. income tax purposes. With the exception of Buddy, none of the aforementioned business combinations, individually and in the aggregate, were material to the pro forma combined historical results of operations of the Company.

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter.

Goodwill consisted of the following (in thousands):

Balance as of January 31, 2012	$785,381
Buddy Media	640,534
GoInstant	45,295
Rypple	45,579
Other acquisitions and adjustments	8,365

Balance as of October 31, 2012	$1,525,154

There was no impairment of goodwill for the three or nine months ended October 31, 2012.

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

For 20 trading days during the 30 consecutive trading days ended July 31, 2012, the Company’s common stock traded at a price exceeding 130% of the conversion price of $85.36 per share applicable to the Notes. Accordingly, the Notes were convertible at the option of the holder for the Company’s common shares as of October 31, 2012 and were classified as a current liability on the Company’s condensed consolidated balance sheet. For 20 trading days during the 30 consecutive trading days ended October 31, 2012, the Company’s common stock traded at a price exceeding 130% of the conversion price of $85.36 per share applicable to the Notes. Accordingly, the Notes will remain convertible at the holders’ option for the quarter ending January 31, 2013 and will remain classified as a current liability on the Company’s condensed consolidated balance sheet so long as the Notes are convertible.

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

The Notes consisted of the following (in thousands):

	October 31, 2012	January 31, 2012
Liability component :
Principal	$574,890	$574,890
Less: debt discount, net (1)	(59,999)	(78,741)

Net carrying amount	$514,891	$496,149

(1)	Included in the condensed consolidated balance sheets within 0.75% convertible senior notes and is amortized over the remaining life of the Notes using the effective interest rate method.

As of October 31, 2012, the remaining life of the Notes is approximately 2.25 years.

The following table sets forth total interest expense recognized related to the Notes prior to capitalization of interest (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Contractual interest expense	$1,078	$1,078	$3,234	$3,234
Amortization of debt issuance costs	331	331	993	992
Amortization of debt discount	6,358	6,000	18,742	17,690

	$7,767	$7,409	$22,969	$21,916

Effective interest rate of the liability component	5.86%	5.86%	5.86%	5.86%

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

Warrants

Separately, the Company in January 2010 also entered into warrant transactions (the “Warrants”), whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, up to 6.7 million shares of the Company’s common stock at a strike price of $119.51 per share. The Company received aggregate proceeds of $59.3 million from the sale of the Warrants. As the average market value per share of the Company’s common stock for the reporting period, as measured under the Warrants, exceeds the strike price of the Warrants, the Warrants would have a dilutive effect on the Company’s earnings/loss per share. The Warrants were anti-dilutive for the three and nine months ended October 31, 2012 based on the Company’s net loss for the three and nine months ended October 31, 2012. The Warrants are separate transactions, entered into by the Company and are not part of the terms of the Notes or Note Hedges. Holders of the Notes and Note Hedges will not have any rights with respect to the Warrants.

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

6. Other Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	October 31, 2012	January 31, 2012
Deferred professional services costs	$4,974	$10,399
Prepaid income taxes	17,526	12,785
Prepaid expenses and other current assets	95,100	57,135

	$117,600	$80,319

Capitalized Software, net

Capitalized software consisted of the following (in thousands):

	October 31, 2012	January 31, 2012
Capitalized internal-use software development costs, net of accumulated amortization of $66,327 and $50,300, respectively	$57,866	$41,442
Acquired developed technology, net of accumulated amortization of $160,311 and $99,886, respectively	167,271	146,970

	$225,137	$188,412

Capitalized internal-use software amortization expense totaled $6.0 million and $4.0 million for the three months ended October 31, 2012 and 2011, respectively. Acquired developed technology amortization expense totaled $24.0 million and $17.4 million for the three months ended October 31, 2012 and 2011, respectively. Capitalized internal-use software amortization expense totaled $16.0 million and $11.5 million for the nine months ended October 31, 2012 and 2011, respectively. Acquired developed technology amortization expense totaled $60.4 million and $44.3 million for the nine months ended October 31, 2012 and 2011, respectively.

During the three months ended October 31, 2012 and 2011, the Company capitalized $0.9 million and $0.6 million, respectively, of stock-based expenses related to capitalized internal-use software development and deferred professional services costs and capitalized $2.6 million and $1.7 million for the nine months ended October 31, 2012 and 2011, respectively.

Other Assets, net

Other assets consisted of the following (in thousands):

	October 31, 2012	January 31, 2012
Deferred professional services costs, noncurrent portion	$1,573	$3,935
Long-term deposits	14,425	13,941
Purchased intangible assets, net of accumulated amortization of $26,697 and $17,868, respectively	51,447	46,110
Acquired intellectual property, net of accumulated amortization of $6,091 and $3,139, respectively	14,851	15,020
Strategic investments	50,251	53,949
Other	21,253	22,194

	$153,800	$155,149

Purchased intangible assets amortization expense for the three months ended October 31, 2012 and 2011, was $3.0 million and $1.7 million, respectively, and for the nine months ended October 31, 2012 and 2011, was $8.8 million and $5.2 million, respectively. Acquired intellectual property amortization expense for the three months ended October 31, 2012 and 2011, was $1.0 million and $0.7 million, respectively, and for the nine months ended October 31, 2012 and 2011, was $3.0 million and $1.6 million, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	October 31, 2012	January 31, 2012
Accrued compensation	$230,662	$228,466
Accrued other liabilities	142,647	121,957
Accrued income and other taxes payable	75,468	100,471
Accrued professional costs	13,044	21,993
Accrued rent	62,446	29,555

	$524,267	$502,442

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

On June 7, 2012, 400,000 additional shares were reserved under the Inducement Plan.

In September 2011, the Company’s Board of Directors amended and restated the 2004 Employee Stock Purchase Plan (the “ESPP”). In conjunction with the amendment of the ESPP, the Company’s Board of Directors determined that the offerings under the ESPP would commence, beginning with a twelve month offering period starting in December 2011. As of October 31, 2012, $34.7 million has been held on behalf of employees for future purchases under the plan and is recorded in accrued expenses and other liabilities. Employees purchased 338,306 shares in the three months ended July 31, 2012 for $30.7 million under the ESPP.

Prior to February 1, 2006, options issued under the Company’s stock option plans generally had a term of 10 years. After February 1, 2006, options issued have a term of 5 years.

Stock activity excluding the ESPP is as follows:

		Options Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2012	3,440,993	11,184,907	$79.78
Increase in shares authorized:
2004 Equity Incentive Plan	3,500,000	0	0.00
2Catalyze, Inc. Amended 2008 Stock Option Plan	30,177	0	0.00
2006 Inducement Equity Incentive Plan	400,000	0	0.00
Buddy Media, Inc. 2007 Equity Incentive Plan	430,494	0	0.00
GoInstant, Inc. Stock Option Plan	46,889	0	0.00
Options granted under all plans	(1,319,554)	1,319,554	103.51
Restricted stock activity	(1,636,563)	0	0.00
Stock grants to board and advisory board members	(20,850)	0	0.00
Exercised	0	(2,759,141)	53.83
1999 Plan shares expired	(68,317)	0	0.00
Cancelled	487,486	(487,486)	105.08

Balance as of October 31, 2012	5,290,755	9,257,834	$89.56	$524,397

Vested or expected to vest		9,031,912	$88.78	$518,573

Exercisable as of October 31, 2012		4,290,187	$63.35	$354,838

The total intrinsic value of the options exercised during the nine months ended October 31, 2012 and 2011 was $257.8 million and $198.0 million, respectively. The intrinsic value is the difference between the current market value of the stock and the exercise price of the stock option.

The weighted-average remaining contractual life of vested and expected to vest options is approximately 2.9 years.

As of October 31, 2012, options to purchase 4,290,187 shares were vested at a weighted average exercise price of $63.35 per share and had a remaining weighted-average remaining contractual life of approximately 1.9 years. The total intrinsic value of these vested options as of October 31, 2012 was $354.8 million.

The following table summarizes information about stock options outstanding as of October 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$1.10 to $25.97	2,092,315	2.0	$19.40	1,818,398	$20.32
$27.40 to $65.44	1,955,853	1.9	60.19	1,245,908	58.77
$65.68 to $108.25	1,595,931	3.7	101.90	170,708	75.54
$111.86 to $140.28	837,570	4.0	129.05	184,653	129.92
$142.50	1,763,921	3.0	142.50	772,816	142.50
$143.46 to $152.13	994,064	4.2	146.81	97,704	149.47
$153.50	18,180	4.4	153.50	0	0.00

	9,257,834	2.9	$89.56	4,290,187	$63.35

Restricted stock activity is as follows:

	Restricted Stock Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2012	4,962,263	$0.001
Granted	2,066,607	0.001
Cancelled	(409,194)	0.001
Acquired plan shares expired	(3,645)	0.001
Vested and converted to shares	(992,359)	0.001

Balance as of October 31, 2012	5,623,672	$0.001	$820,944

Expected to vest	5,386,476		$786,318

The restricted stock, which upon vesting entitles the holder to one share of common stock for each share of restricted stock, has an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and generally vest over 4 years.

The weighted-average fair value of the restricted stock issued for the nine months ended October 31, 2012 and 2011 was $144.68 and $135.19, respectively.

Common Stock

The following number of shares of common stock were reserved and available for future issuance at October 31, 2012:

Options outstanding	9,257,834
Restricted stock awards and units outstanding	5,623,672
Stock available for future grant:
2004 Equity Incentive Plan	4,479,013
2006 Inducement Equity Incentive Plan	256,742
2004 Employee Stock Purchase Plan	1,661,683
2004 Outside Directors Stock Plan	555,000
0.75% Convertible senior notes	6,734,664
Warrants	6,735,953

35,304,561

8. Income Taxes

Effective Tax Rate

For the nine months ending October 31, 2012, the Company reported a tax expense of $147.9 million, which resulted in a negative effective tax rate of 145 percent. The Company’s effective tax rate substantially differed from the federal statutory tax rate of 35 percent primarily due to a one-time, non-cash charge to record a valuation allowance for a significant portion of the Company’s deferred tax assets.

The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, the Company considers its cumulative loss in recent years as a significant piece of negative evidence. As a result, in the third quarter the Company determined that the negative evidence outweighed the positive evidence as of October 31, 2012 and recorded a one-time, non-cash charge to income tax expense in the third quarter of fiscal 2013 in the amount of $149.1 million to establish a valuation allowance against a significant portion of its July 31, 2012 deferred tax assets balance. Additionally, the Company recorded $25.9 million related to the quarterly change in the valuation allowance for the three months ended October 31, 2012. This accounting treatment has no effect on the Company’s actual ability to utilize deferred tax assets such as loss carryforwards and tax credits to reduce future cash tax payments. The Company will continue to assess the likelihood that the deferred tax assets will be realizable at each reporting period and the valuation allowance will be adjusted accordingly.

For the nine months ended October 31, 2011, the Company reported a tax benefit of $18.3 million, which resulted in an effective tax rate of 71 percent. The Company’s effective tax rate was higher than the federal statutory tax rate of 35 percent primarily due to federal and California tax credits and the impact of the Radian6 acquisition. The tax benefit was partially offset by foreign tax expense and non-deductible amounts. The effect on the tax rate was magnified because of the relatively small pretax loss.

Tax Benefits Related to Stock-Based Compensation

The total income tax benefit in the accompanying condensed consolidated statements of operations related to stock-based awards was $81.5 million and $53.9 million for the nine months ended October 31, 2012 and 2011, respectively. However, the majority of the tax benefit was not recognized as a result of the valuation allowance.

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

9. Earnings/Loss Per Share

Basic earnings/loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the fiscal period. Diluted earnings/loss per share is computed giving effect to all potential weighted average dilutive common stock, including options, restricted stock units, warrants and the convertible senior notes. The dilutive effect of outstanding awards and convertible securities is reflected in diluted earnings per share by application of the treasury stock method. Diluted loss per share for the three and nine months ended October 31, 2012 and 2011 is the same as basic loss per share as there is a net loss in these periods and inclusion of potentially issuable shares would be anti-dilutive.

A reconciliation of the denominator used in the calculation of basic and diluted earnings/loss per share is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Numerator:
Net loss	$(220,297)	$(3,756)	$(249,601)	$(7,494)
Denominator:
Weighted-average shares outstanding for basic loss per share	142,203	135,847	139,959	134,824
Effect of dilutive securities:
Convertible senior notes	0	0	0	0
Employee stock awards	0	0	0	0
Warrants	0	0	0	0

Adjusted weighted-average shares outstanding and assumed conversions for diluted loss per share	142,203	135,847	139,959	134,824

The weighted-average number of shares outstanding used in the computation of basic and diluted earnings/loss per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings/loss per share because the effect would have been anti-dilutive (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Stock awards	7,094	7,204	7,300	7,332
Warrants	6,736	6,736	6,736	6,736
Convertible senior notes	6,735	6,735	6,735	6,735

10. Commitments

Letters of Credit

As of October 31, 2012, the Company had a total of $25.1 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and mature at various dates through April 2030.

Leases

The Company leases facilities space and certain fixed assets under non-cancelable operating and capital leases with various expiration dates.

As of October 31, 2012, the future minimum lease payments under non-cancelable operating and capital leases are as follows (in thousands):

	Capital	Operating
	Leases	Leases
Fiscal Period:
Remaining three months of fiscal 2013	$7,862	$36,284
Fiscal 2014	31,589	137,530
Fiscal 2015	11,063	111,851
Fiscal 2016	7,775	91,770
Fiscal 2017	6,972	77,737
Thereafter	2,471	440,989

Total minimum lease payments	67,732	$896,161

Less: amount representing interest	(3,948)

Present value of capital lease obligations	$63,784

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

12. Related-Party Transactions

In January 1999, the salesforce.com/foundation, also referred to as the Foundation, a non-profit public charity, was chartered to build philanthropic programs that are focused on youth and technology. The Company’s chairman is the chairman of the Foundation. He, two of the Company’s employees and one of the Company’s board members hold four of the Foundation’s nine board seats. The Company does not control the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s statement of activities with its financial results.

Since the Foundation’s inception, the Company has provided at no charge certain resources to Foundation employees such as office space. The value of these items was in excess of $150,000 for the quarter ended October 31, 2012.

In addition to the resource sharing with the Foundation, the Company issued the Foundation warrants in August 2002 to purchase shares of the Company’s common stock. All of the warrants were exercised in prior years. As of October 31, 2012, the Foundation held 81,000 shares of salesforce.com common stock. Additionally, the Company has donated subscriptions to the Company’s service to other qualified non-profit organizations. The Company also allows an affiliate of the Foundation to resell the Company’s service to large non-profit organizations. The Company does not charge the affiliate for the subscriptions. The fair value of the subscriptions was in excess of $3.6 million for the quarter ended October 31, 2012. The Company plans to continue these programs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our anticipated growth, the effect of general economic and market conditions, our business strategy and our plan to build our business, including our strategy to be the leading provider of enterprise cloud computing applications and platforms and to lead the industry shift to the social enterprise, our service performance and security, the expenses associated with new data centers, additional data center capacity, real estate and office facilities space, our operating results, new features and services, our strategy of acquiring or making investments in complementary companies, services and technologies, and intellectual property rights, our ability to successfully integrate acquired businesses and technologies, and the continued growth and ability to maintain deferred revenue and unbilled deferred revenue, our ability to protect our intellectual property rights, our ability to develop our brands, the effect of evolving government regulations, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the valuation of deferred tax assets, the potential availability of additional tax assets in the future and related matters, the impact of expensing stock options, the sufficiency of our capital resources, and potential litigation involving us, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “assumes,” “may,” “should,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Our objective is to help companies put customers at the center of their businesses and transform themselves into social enterprises by leveraging our applications and platforms. Key elements of our strategy include:

•	Strengthening our existing Sales Cloud and Service Cloud applications, extending our Marketing Cloud offering and expanding into other new functional areas within the social enterprise;

•	Leading the industry transformation to the social enterprise;

•	Pursuing new customers and new territories aggressively;

•	Deepening relationships with our existing customer base; and

•	Encouraging the development of third-party applications on our cloud computing platforms.

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

To address these factors, we will need to, among other things, continue to add substantial numbers of paying subscriptions, upgrade our customers to fully featured versions such as our Unlimited Edition or arrangements such as a Social Enterprise License Agreement, provide high quality technical support to our customers, encourage the development of third-party applications on our platforms and continue to focus on retaining customers at the time of renewal. Our plans to invest for future growth include the continuation of the expansion of our data center capacity, the hiring of additional personnel, particularly in direct sales, other customer-related areas and research and development, the expansion of domestic and international selling and marketing activities, continuing to develop our brands, the addition of distribution channels, the upgrade of our service offerings, the development of new services, the integration acquired technologies, the expansion of our Marketing Cloud service offerings and the additions to our global infrastructure to support our growth.

We also regularly evaluate acquisitions or investment opportunities in complementary businesses, joint ventures, services and technologies, and intellectual property rights in an effort to expand our service offerings. We expect to continue to make such investments and acquisitions in the future and we plan to reinvest a significant portion of our incremental revenue in fiscal 2013 to grow our business and continue our leadership role in the cloud computing industry. As a result of our aggressive growth plans, specifically our hiring plan and acquisition activities, we have incurred significant expenses from equity awards and amortization of purchased intangibles which have resulted in net losses on a GAAP basis. As we continue with our growth plan, we anticipate we will have net losses on a GAAP basis for the next several quarters.

In November 2010, we purchased approximately 14 acres of undeveloped real estate in San Francisco, California, including entitlements and improvements associated with the land. We have capitalized all pre-construction activities related to the development of the land, including interest costs and property taxes since the November 2010 purchase. During the first quarter of fiscal 2013, we suspended pre-construction activity. The total carrying value of the land, building improvements and perpetual parking rights was $321.1 million as of October 31, 2012. We continue to evaluate our future needs for office facilities space and our options for the undeveloped real estate.

We expect marketing and sales costs, which were 53 percent of our total revenues for the nine months ended October 31, 2012 and 52 percent for the same period a year ago, to continue to represent a substantial portion of total revenues in the future as we seek to add and manage more paying subscribers, and build greater brand awareness.

On August 13, 2012, we acquired the outstanding stock of Buddy Media, Inc., (“Buddy”), a social media marketing platform. We acquired Buddy for the assembled workforce, expected synergies and expanded market opportunities when integrating Buddy’s social media marketing platform with our current offerings. The financial results of Buddy are included in our condensed consolidated financial statements from the date of acquisition. The total purchase price for Buddy was $735.8 million.

We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we considered our cumulative loss in recent years as a significant piece of negative evidence and, to a lesser extent, our expected GAAP losses in the near-term. As a result in the third quarter, we determined that the negative evidence outweighed the positive evidence as of October 31, 2012 and recorded a one-time, non-cash charge to income tax expense in the third quarter of fiscal 2013 in the amount of $149.1 million to establish a valuation allowance against a significant portion of our deferred tax assets. This accounting treatment has no effect on our actual ability to utilize deferred tax assets such as loss carryforwards and tax credits to reduce future cash tax payments. We will continue to assess the likelihood that the deferred tax assets will be realizable at each reporting period and the valuation allowance will be adjusted accordingly.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2013, for example, refer to the fiscal year ending January 31, 2013.

Sources of Revenues

We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our enterprise cloud computing services and from customers purchasing additional support beyond the standard support that is included in the basic subscription fees; and (2) related professional services such as process mapping, project management, implementation services and other revenue. “Other revenue” consists primarily of training fees. Subscription and support revenues accounted for approximately 94 percent of our total revenues during the nine months ended October 31, 2012. Subscription revenues are driven primarily by the number of paying subscribers, varying service types, the price of our service and service renewal rates. We define a “customer” as a separate and distinct buying entity (e.g., a company, a distinct business unit of a large corporation, a partnership, etc.) that has entered into a contract to access our enterprise cloud computing services. We define a “subscription” as a unique user account purchased by a customer for use by its employees or other customer-authorized users, and we refer to each such user as a “subscriber.” The number of paying subscriptions at each of our customers ranges from one to hundreds of thousands. None of our customers accounted for more than five percent of our revenues during the nine months ended October 31, 2012 and 2011.

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

Seasonal Nature of Deferred Revenue and Accounts Receivable

Deferred revenue primarily consists of billings to customers for our subscription service. Over 90 percent of the value of our billings to customers is for our subscription and support service. We generally invoice our customers in either quarterly or annual cycles. In the fourth quarter of fiscal 2012, we introduced greater operational discipline around annual invoicing, for both new business and renewals which resulted in an increase in deferred revenue. The fourth quarter of fiscal 2013 marks the one year anniversary of this operational shift, therefore, we expect the incremental benefit to deferred revenue from annual invoicing to be lower than it was in the fourth quarter of fiscal 2012. Occasionally, we bill customers for their multi-year contract on a single invoice which results in an increase in noncurrent deferred revenue. There is a disproportionate weighting towards annual billings in the fourth quarter, primarily as a result of large enterprise account buying patterns. Our fourth quarter has historically been our strongest quarter for new business and renewals. The year on year compounding effect of this seasonality in both billing patterns and overall new and renewal business causes the value of invoices that we generate in the fourth quarter for both new business and renewals to increase as a proportion of our total annual billings.

Accordingly, the sequential quarterly changes in accounts receivable and the related deferred revenue during the first three quarters of our fiscal year are not necessarily indicative of the billing activity that occurs in the fourth quarter as displayed below:

(in thousands)	April 30, 2012	July 31, 2012	October 31, 2012
Fiscal 2013
Accounts receivable, net	$371,395	$446,917	$418,590
Deferred revenue, current and noncurrent	1,334,716	1,337,184	1,291,703

(in thousands)	April 30, 2011	July 31, 2011	October 31, 2011	January 31, 2012
Fiscal 2012
Accounts receivable, net	$270,816	$342,397	$312,331	$683,745
Deferred revenue, current and noncurrent	915,133	935,266	917,821	1,380,295

(in thousands)	April 30, 2010	July 31, 2010	October 31, 2010	January 31, 2011
Fiscal 2011
Accounts receivable, net	$183,612	$228,550	$258,764	$426,943
Deferred revenue, current and noncurrent	664,529	683,019	694,557	934,941

Unbilled Deferred Revenue

The deferred revenue balance on our condensed consolidated balance sheet does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Unbilled deferred revenue was approximately $3.0 billion as of October 31, 2012 and approximately $2.2 billion as of January 31, 2012. Unbilled deferred revenue represents future billings under our subscription agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue. We expect that the amount of unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing and duration of large customer subscription agreements, varying billing cycles of subscription agreements, the specific timing of customer renewals, foreign currency fluctuations, the timing of when unbilled deferred revenue is to be recognized as revenue, and changes in customer financial circumstances. For multi-year subscription agreements billed annually, the associated unbilled deferred revenue is typically high at the beginning of the contract period, zero just prior to renewal, and increases if the agreement is renewed. Low unbilled deferred revenue attributable to a particular subscription agreement is often associated with an impending renewal and may not be an indicator of the likelihood of renewal or future revenue from such customer. Accordingly, we expect that the amount of aggregate unbilled deferred revenue will change from year-to-year depending in part upon the number and dollar amount of subscription agreements at particular stages in their renewal cycle. Such fluctuations are not a reliable indicator of future revenues.

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

General and Administrative. General and administrative expenses consist of salaries and related expenses, including stock-based expenses, for finance and accounting, legal, internal audit, human resources and management information systems personnel, legal costs, professional fees, other corporate expenses and allocated overhead. We expect that in the future, general and administrative expenses will increase in absolute dollars as we invest in our infrastructure and we incur additional employee related costs, professional fees and insurance costs related to the growth of our business and international expansion. We expect general and administrative costs as a percentage of total revenues to either remain flat or decrease for the next several quarters.

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

During the nine months ended October 31, 2012, we recognized stock-based expense of $271.8 million. As of October 31, 2012, the aggregate stock compensation remaining to be amortized to costs and expenses was $970.8 million. We expect this stock compensation balance to be amortized as follows: $103.6 million during the remaining three months of fiscal 2013; $379.2 million during fiscal 2014; $306.0 million during fiscal 2015; $161.4 million during fiscal 2016; and $20.6 million during fiscal 2017. The expected amortization reflects only outstanding stock awards as of October 31, 2012 and assumes no forfeiture activity. We expect to continue to issue stock-based awards to our employees in future periods.

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

In the first quarter of fiscal 2012, we adopted this updated accounting guidance on a prospective basis. We have applied the updated accounting guidance to those multiple-deliverable arrangements entered into or materially modified on or after February 1, 2011 which was the beginning of fiscal 2012.

The adoption of this updated accounting guidance did not have a material impact on our financial condition, results of operations or cash flows for the fiscal year ended January 31, 2012 As of October 31, 2012, the deferred professional services revenue and deferred costs under the previous accounting guidance are $13.1 million and approximately $6.0 million, respectively, which will continue to be recognized over the related remaining subscription period.

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

During the nine months ended October 31, 2012, we deferred $115.6 million of commission expenditures and we amortized $111.1 million to sales expense. During the same period a year ago, we deferred $80.3 million of commission expenditures and we amortized $76.5 million to sales expense. Deferred commissions on our condensed consolidated balance sheets totaled $181.1 million at October 31, 2012 and $176.6 million at January 31, 2012.

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

Income Taxes. We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized.

Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses as a result of acquisitions, compensation, the valuation of deferred tax assets and liabilities and changes in tax laws and accounting principles.

Results of Operations

The following tables set forth selected data for each of the periods indicated (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Revenues:
Subscription and support	$740,600	$549,182	$2,083,313	$1,531,965
Professional services and other	47,798	35,078	132,201	102,661

Total revenues	788,398	584,260	2,215,514	1,634,626
Cost of revenues:
Subscription and support	134,183	96,306	361,446	260,693
Professional services and other	52,065	32,259	138,771	91,848

Total cost of revenues	186,248	128,565	500,217	352,541
Gross profit	602,150	455,695	1,715,297	1,282,085
Operating expenses:
Research and development	114,074	76,049	308,292	214,734
Marketing and sales	428,507	304,571	1,178,456	842,043
General and administrative	113,757	85,232	318,452	254,016

Total operating expenses	656,338	465,852	1,805,200	1,310,793
Loss from operations	(54,188)	(10,157)	(89,903)	(28,708)
Investment income	3,887	5,136	15,521	18,303
Interest expense	(8,190)	(3,859)	(22,593)	(11,376)
Other income (expense)	(4,360)	30	(4,776)	(4,001)

Loss before benefit from (provision for) income taxes	(62,851)	(8,850)	(101,751)	(25,782)
Benefit from (provision for) income taxes	(157,446)	5,094	(147,850)	18,288

Net loss	$(220,297)	$(3,756)	$(249,601)	$(7,494)

	As of
	October 31, 2012	January 31, 2012
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$1,416,050	$1,447,174
Deferred revenue, current and noncurrent	1,291,703	1,380,295

Unbilled deferred revenue was approximately $3.0 billion as of October 31, 2012 and $2.2 billion as of January 31, 2012. Unbilled deferred revenue represents future billings under our non-cancelable subscription agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue.

Cost of revenues and marketing and sales expenses include the following amounts related to amortization of purchased intangibles from business combinations:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Cost of revenues	$23,247	$17,469	$58,363	$42,937
Marketing and sales	2,995	953	8,829	4,499

Cost of revenues and operating expenses include the following amounts related to stock-based awards:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Cost of revenues	$9,336	$4,138	$24,453	$12,168
Research and development	21,984	12,197	53,740	31,224
Marketing and sales	55,304	29,123	142,072	80,024
General and administrative	18,488	11,548	51,530	35,742

Benefit from (provision for) income taxes include the following amounts related to a one-time, non-cash charge to record a valuation allowance:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Benefit from (provision for) income taxes	$(149,147)	$0	$(149,147)	$0

Revenues by geography were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Americas	$547,399	$397,118	$1,540,326	$1,104,052
Europe	133,791	103,864	376,694	300,315
Asia Pacific	107,208	83,278	298,494	230,259

	$788,398	$584,260	$2,215,514	$1,634,626

The following tables set forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Revenues:
Subscription and support	94%	94%	94%	94%
Professional services and other	6	6	6	6

Total revenues	100	100	100	100
Cost of revenues:
Subscription and support	17	16	17	16
Professional services and other	7	6	6	6

Total cost of revenues	24	22	23	22
Gross profit	76	78	77	78
Operating expenses:
Research and development	15	13	14	13
Marketing and sales	54	52	53	52
General and administrative	14	15	14	15

Total operating expenses	83	80	81	80
Loss from operations	(7)	(2)	(4)	(2)
Investment income	0	1	1	1
Interest expense	(1)	(1)	(1)	(1)
Other income (expense)	0	0	0	0

Loss before benefit from (provision for) income taxes	(8)	(2)	(4)	(2)
Benefit from (provision for) income taxes	(20)	1	(7)	1

Net loss	(28)%	(1)%	(11)%	(1)%

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Amortization of purchased intangibles:
Cost of revenues	3%	3%	3%	3%
Marketing and sales	0	0	0	0

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Stock-based awards:
Cost of revenues	1%	1%	1%	1%
Research and development	3	2	2	2
Marketing and sales	7	5	6	5
General and administrative	2	2	2	2

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
One-time tax item:
Benefit from (provision for) income taxes	(19)%	0%	(7)%	0%

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Revenues by geography:
Americas	69%	68%	70%	68%
Europe	17	18	17	18
Asia Pacific	14	14	13	14

	100%	100%	100%	100%

Three Months Ended October 31, 2012 and 2011

Revenues.

	Three Months Ended October 31,		Variance
(In thousands)	2012	2011	Dollars	Percent
Subscription and support	$740,600	$549,182	$191,418	35%
Professional services and other	47,798	35,078	12,720	36%

Total revenues	$788,398	$584,260	$204,138	35%

Total revenues were $788.4 million for the three months ended October 31, 2012, compared to $584.3 million during the same period a year ago, an increase of $204.1 million, or 35 percent. Subscription and support revenues were $740.6 million, or 94 percent of total revenues, for the three months ended October 31, 2012, compared to $549.2 million, or 94 percent of total revenues, during the same period a year ago. The increase in subscription and support revenues was due primarily to new customers, upgrades and additional subscriptions from existing customers and improved renewal rates as compared to a year ago. The price per user per month for our three primary offerings, Professional Edition, Enterprise Edition and Unlimited Edition, in the quarter ended October 31, 2012 has generally remained consistent relative to prior periods. Professional services and other revenues were $47.8 million, or six percent of total revenues, for the three months ended October 31, 2012, compared to $35.1 million, or six percent of total revenues, for the same period a year ago. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers.

Revenues in Europe and Asia Pacific accounted for $241.0 million, or 31 percent of total revenues, for the three months ended October 31, 2012, compared to $187.1 million, or 32 percent of total revenues, during the same period a year ago, an increase of $53.9 million, or 29 percent. The increase in revenues outside of the Americas was the result of the increasing acceptance of our service, our focus on marketing our services internationally and improved renewal rates. However, the value of the U.S. dollar relative to foreign currencies negatively impacted U.S. dollar revenues outside of the Americas for the three months ended October 31, 2012 as compared to the same period a year ago. Foreign currency negatively impacted our aggregate revenues by $14.0 million compared to the same period a year ago.

Cost of Revenues.

	Three Months Ended October 31,		Variance
(In thousands)	2012	2011	Dollars
Subscription and support	$134,183	$96,306	$37,877
Professional services and other	52,065	32,259	19,806

Total cost of revenues	$186,248	$128,565	$57,683

Percent of total revenues	24%	22%

Cost of revenues was $186.2 million, or 24 percent of total revenues, for the three months ended October 31, 2012, compared to $128.6 million, or 22 percent of total revenues, during the same period a year ago, an increase of $57.7 million. The increase in absolute dollars was primarily due to an increase of $19.6 million in employee-related costs, an increase of $5.2 million in stock-based expenses, an increase of $11.4 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of $11.1 million in depreciation and amortization expenses, $5.8 million of which related to the amortization of purchased intangible assets and an increase of $4.4 million in allocated overhead. We have increased our headcount since October 31, 2011 to meet the higher demand for services from our customers. A majority of the increase in headcount was due to the acquisitions.

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

Research and Development.

	Three Months Ended October 31,		Variance
(In thousands)	2012	2011	Dollars
Research and development	$114,074	$76,049	$38,025
Percent of total revenues	15%	13%

Research and development expenses were $114.1 million, or 15 percent of total revenues, for the three months ended October 31, 2012, compared to $76.0 million, or 13 percent of total revenues, during the same period a year ago, an increase of $38.0 million. The increase in absolute dollars was primarily due to an increase of $24.5 million in employee-related costs, an increase of $9.8 million in stock-based expenses and an increase of $3.2 million in our development and test data center. We increased our research and development headcount by 39 percent since October 31, 2011 in order to improve and extend our service offerings and develop new technologies. Some of the increase in headcount was due to acquired businesses.

Marketing and Sales.

	Three Months Ended October 31,		Variance
(In thousands)	2012	2011	Dollars
Marketing and sales	$428,507	$304,571	$123,936
Percent of total revenues	54%	52%

Marketing and sales expenses were $428.5 million, or 54 percent of total revenues, for the three months ended October 31, 2012, compared to $304.6 million, or 52 percent of total revenues, during the same period a year ago, an increase of $123.9 million. The increase in absolute dollars was primarily due to increases of $74.8 million in employee-related costs, including amortization of deferred commissions, $26.2 million in stock-based expenses, $10.2 million in advertising, marketing and event costs, $7.2 million in allocated overhead and $2.2 million in depreciation and amortization expenses, $2.0 million of which related to the amortization of purchased intangible assets. Our marketing and sales headcount increased by 32 percent since October 31, 2011 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. Some of the increase in headcount was due to acquired businesses.

General and Administrative.

	Three Months Ended October 31,		Variance
(In thousands)	2012	2011	Dollars
General and administrative	$113,757	$85,232	$28,525
Percent of total revenues	14%	15%

General and administrative expenses were $113.8 million, or 14 percent of total revenues, for the three months ended October 31, 2012, compared to $85.2 million, or 15 percent of total revenues, during the same period a year ago, an increase of $28.5 million. The increase was primarily due to increases of $18.1 million in employee-related costs, $6.9 million in stock-based expenses and increases in depreciation and amortization. Our general and administrative headcount increased by 22 percent since October 31, 2011 as we added personnel to support our growth.

Loss from operations.

	Three Months Ended October 31,		Variance
(In thousands)	2012	2011	Dollars
Loss from operations	$(54,188)	$(10,157)	$(44,031)
Percent of total revenues	(7)%	(2)%

Loss from operations for the three months ended October 31, 2012 was $54.2 million and included $105.1 million of stock-based expenses and $26.2 million of amortization of purchased intangibles. During the same period a year ago, loss from operations was $10.2 million and included $57.0 million of stock-based expenses and $18.4 million of amortization of purchased intangibles.

Investment income.

	Three Months Ended October 31,		Variance
(In thousands)	2012	2011	Dollars
Investment income	$3,887	$5,136	$(1,249)
Percent of total revenues	0%	1%

Investment income consists of income on cash and marketable securities balances. Investment income was $3.9 million for the three months ended October 31, 2012 and was $5.1 million during the same period a year ago. The decrease was primarily due to an increase in realized losses from sales of marketable securities, the decrease in marketable securities balances and lower interest rates.

Interest expense.

	Three Months Ended October 31,		Variance
(In thousands)	2012	2011	Dollars
Interest expense	$(8,190)	$(3,859)	$(4,331)
Percent of total revenues	(1)%	(1)%

Interest expense consists of interest on our convertible senior notes and capital leases. Interest expense, net of interest costs capitalized, was $8.2 million for the three months ended October 31, 2012 and was $3.9 million during the same period a year ago. During the three months ended October 31, 2012, we capitalized $0.2 million of interest costs related to capital projects. Capitalized interest during the same period a year ago was $4.2 million. During the first quarter of fiscal 2013, we suspended pre-construction activity, which includes capitalized interest costs, on the undeveloped real estate in San Francisco, California.

Benefit from (provision for) income taxes.

	Three Months Ended October 31,		Variance
(In thousands)	2012	2011	Dollars
Benefit from (provision for) income taxes	$(157,446)	$5,094	$(162,540)
Effective tax rate	251%	58%

We recorded a tax provision of $157.4 million for the three months ended October 31, 2012, which resulted in a negative effective tax rate of 251 percent. The effective tax rate substantially differed from the federal statutory tax rate of 35 percent primarily due to a one-time, non-cash charge in the amount of $149.1 million to establish a valuation allowance for a significant portion of our deferred tax assets.

We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we consider our cumulative loss in recent years as a significant piece of negative evidence and, to a lesser extent, our expected GAAP losses in the near-term. As a result, in the third quarter we determined that the negative evidence outweighed the positive evidence as of October 31, 2012 and recorded a one-time, non-cash charge to income tax expense in the third quarter of fiscal 2013 in the amount of $149.1 million to establish a valuation allowance against a significant portion of our deferred tax assets. We will continue to assess the likelihood that the deferred tax assets will be realizable at each reporting period and the valuation allowance will be adjusted accordingly.

We recorded a tax benefit of $5.1 million for the three months ended October 31, 2011, which resulted in an effective tax rate of 58 percent. The effective tax rate was higher than the federal statutory tax rate of 35 percent primarily due to federal and California tax credits and the impact of the Radian6 acquisition. The tax benefit was partially offset by foreign tax expense and non-deductible amounts. The effect on the tax rate was magnified because of the relatively small pre-tax loss.

Nine Months Ended October 31, 2012 and 2011

Revenues.

	Nine Months Ended October 31,		Variance
(In thousands)	2012	2011	Dollars	Percent
Subscription and support	$2,083,313	$1,531,965	$551,348	36%
Professional services and other	132,201	102,661	29,540	29%

Total revenues	$2,215,514	$1,634,626	$580,888	36%

Total revenues were $2.2 billion for the nine months ended October 31, 2012, compared to $1.6 billion during the same period a year ago, an increase of $580.9 million, or 36 percent. Subscription and support revenues were $2.1 billion, or 94 percent of total revenues, for the nine months ended October 31, 2012, compared to $1.5 billion, or 94 percent of total revenues, during the same period a year ago. The increase in subscription and support revenues was due primarily to new customers, upgrades and additional subscriptions from existing customers and improved renewal rates as compared to a year ago. The price per user per month for our three primary offerings, Professional Edition, Enterprise Edition and Unlimited Edition, in the nine months ended October 31, 2012 has remained substantially consistent relative to prior periods. Professional services and other revenues were $132.2 million, or six percent of total revenues, for the nine months ended October 31, 2012, compared to $102.7 million, or six percent of total revenues, for the same period a year ago. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers.

Revenues in Europe and Asia Pacific accounted for $675.2 million, or 30 percent of total revenues, for the nine months ended October 31, 2012, compared to $530.6 million, or 32 percent of total revenues, during the same period a year ago, an increase of $144.6 million, or 27 percent. The increase in revenues outside of the Americas was the result of the increasing acceptance of our service, our focus on marketing our service internationally and improved renewal rates. However, the value of the U.S. dollar relative to foreign currencies negatively impacted U.S. dollar revenues outside of the Americas for the nine months ended October 31, 2012 as compared to the same period a year ago. Foreign currency negatively impacted our aggregate revenues by $37.4 million compared to the same period a year ago.

Cost of Revenues.

	Nine Months Ended October 31,		Variance
(In thousands)	2012	2011	Dollars
Subscription and support	$361,446	$260,693	$100,753
Professional services and other	138,771	91,848	46,923

Total cost of revenues	$500,217	$352,541	$147,676

Percent of total revenues	23%	22%

Cost of revenues was $500.2 million, or 23 percent of total revenues, for the nine months ended October 31, 2012, compared to $352.5 million, or 22 percent of total revenues, during the same period a year ago, an increase of $147.7 million. The increase in absolute dollars was primarily due to an increase of $57.3 million in employee-related costs, an increase of $26.7 million in service delivery costs, primarily due to our efforts in increasing data center capacity, an increase of $31.2 million in depreciation and amortization expenses, $15.4 million of which related to the amortization of acquired developed technology, an increase of $10.4 million in allocated overhead and an increase of $12.3 million in stock-based expenses. We have increased our headcount since October 31, 2011 to meet the higher demand for services from our customers. A majority of the increase in headcount was due to the acquisitions during the nine months ended October 31, 2012. The increase in professional services headcount due to acquisitions resulted in the cost of professional services and other revenues to be in excess of the related revenue for the nine months ended October 31, 2012 by $6.6 million.

We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity. The timing of these additional expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues in future periods.

Research and Development.

	Nine Months Ended October 31,		Variance
(In thousands)	2012	2011	Dollars
Research and development	$308,292	$214,734	$93,558
Percent of total revenues	14%	13%

Research and development expenses were $308.3 million, or 14 percent of total revenues, for the nine months ended October 31, 2012, compared to $214.7 million, or 13 percent of total revenues, during the same period a year ago, an increase of $93.6 million. The increase in absolute dollars was due to an increase of $64.4 million in employee-related costs, an increase of $22.5 million in stock-based expenses and an increase of $5.7 million in test data lab costs. We increased our research and development headcount by 39 percent since October 31, 2011 in order to improve and extend our service offerings and develop new technologies. Some of the increase in headcount was due to acquired businesses.

Marketing and Sales.

	Nine Months Ended October 31,		Variance
(In thousands)	2012	2011	Dollars
Marketing and sales	$1,178,456	$842,043	$336,413
Percent of total revenues	53%	52%

Marketing and sales expenses were $1.2 billion, or 53 percent of total revenues, for the nine months ended October 31, 2012, compared to $842.0 million, or 52 percent of total revenues, during the same period a year ago, an increase of $336.4 million. The increase in absolute dollars was primarily due to increases of $230.5 million in employee-related costs, $62.0 million in stock-based expenses, $23.2 million in advertising, marketing and event costs and $16.6 million in allocated overhead. Our marketing and sales headcount increased by 32 percent since October 31, 2011 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. Some of the increase in headcount was due to acquired businesses.

General and Administrative.

	Nine Months Ended October 31,		Variance
(In thousands)	2012	2011	Dollars
General and administrative	$318,452	$254,016	$64,436
Percent of total revenues	14%	15%

General and administrative expenses were $318.5 million, or 14 percent of total revenues, for the nine months ended October 31, 2012, compared to $254.0 million, or 15 percent of total revenues, during the same period a year ago, an increase of $64.4 million. The increase was primarily due to increases of $15.8 million in stock-based expenses, $11.0 million in depreciation and amortization, $6.0 million in infrastructure costs and professional and outside service costs and an increase in employee-related costs. Our general and administrative headcount increased by 22 percent since October 31, 2011 as we added personnel to support our growth.

Loss from operations.

	Nine Months Ended October 31,		Variance
(In thousands)	2012	2011	Dollars
Loss from operations	$(89,903)	$(28,708)	$(61,195)
Percent of total revenues	(4)%	(2)%

Loss from operations for the nine months ended October 31, 2012, was $89.9 million and included $271.8 million of stock-based expenses and $67.2 million of amortization of purchased intangibles. During the same period a year ago, operating loss was $28.7 million and included $159.2 million of stock-based expenses and $47.4 million of amortization of purchased intangibles.

Investment income.

	Nine Months Ended October 31,		Variance
(In thousands)	2012	2011	Dollars
Investment income	$15,521	$18,303	$(2,782)
Percent of total revenues	1%	1%

Investment income consists of income on cash and marketable securities balances. Investment income was $15.5 million for the nine months ended October 31, 2012, and was $18.3 million during the same period a year ago. The decrease was primarily due to the decrease in marketable securities balances and lower interest rates.

Interest expense.

	Nine Months Ended October 31,		Variance
(In thousands)	2012	2011	Dollars
Interest expense	$(22,593)	$(11,376)	$(11,217)
Percent of total revenues	(1)%	(1)%

Interest expense consists of interest on our convertible senior notes and capital leases. Interest expense, net of interest costs capitalized, was $22.6 million for the nine months ended October 31, 2012 and was $11.4 million during the same period a year ago. During the nine months ended October 31, 2012, we capitalized $2.2 million of interest costs related to capital projects. Capitalized interest during the same period a year ago was $12.1 million. During the first quarter of fiscal 2013, we suspended pre-construction activity, which includes capitalized interest costs, on the undeveloped real estate in San Francisco, California.

Benefit from (provision for) Income Taxes.

	Nine Months Ended October 31,		Variance
(In thousands)	2012	2011	Dollars
Benefit from (provision for) income taxes	$(147,850)	$18,288	$(166,138)
Effective tax rate	145%	71%

We recorded a tax provision of $147.9 million for the nine months ended October 31, 2012, which resulted in a negative effective tax rate of 145 percent. The effective tax rate substantially differed from the federal statutory tax rate of 35 percent primarily due to a one-time, non-cash charge to record a valuation allowance during the three months ended October 31, 2012 for a significant portion of our deferred tax assets as described above.

We recorded a tax benefit of $18.3 million for the nine months ended October 31, 2011, which resulted in an effective tax rate of 71 percent. The effective tax rate was higher than the federal statutory tax rate of 35 percent primarily due to federal and California tax credits and a tax benefit related to the Radian6 acquisition. The tax benefit was partially offset by foreign tax expense and non-deductible amounts. The effect on the tax rate was magnified because of the relatively small pre-tax loss.

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

Liquidity and Capital Resources

At October 31, 2012, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1.4 billion and accounts receivable of $418.6 million.

Net cash provided by operating activities was $455.3 million during the nine months ended October 31, 2012 and $351.2 million during the same period a year ago. Cash provided by operating activities has historically been affected by: the amount of net loss; sales of subscriptions, support and professional services; changes in working capital accounts, particularly increases and seasonality in accounts receivable and deferred revenue as described above, increases in the amount of billings to customers because of increased invoice durations, the timing of commission and bonus payments, and the timing of collections from large enterprise customers; add-backs of non-cash expense items such as depreciation and amortization, amortization of debt discount and the expense associated with stock-based awards. During the nine months ended October 31, 2012, we recorded a non-cash charge to income tax expense in the amount of $149.1 million to establish a valuation allowance against a significant portion of our deferred tax assets. During the nine months ended October 31, 2012 we made a tax payment of approximately $40.0 million as a result of the Radian6 transaction. We also made a payment of approximately $9.7 million as a result of the settlement agreement with respect to a California state wage and hour lawsuit that had been filed against us early in 2011. We entered into a preliminary settlement agreement in the second quarter of fiscal 2012 and recorded the estimated settlement expense in our financial results for fiscal 2012.

Net cash used in investing activities was $760.6 million during the nine months ended October 31, 2012 and $332.4 million during the same period a year ago. The net cash used in investing activities during the nine months ended October 31, 2012 primarily related to the purchase of Buddy in August 2012, the purchase of GoInstant in September 2012, the purchase of Rypple in February 2012, capital expenditures, investment of cash balances and strategic investments offset by proceeds from sales and maturities of marketable securities. We expect capital expenditures to increase in the remaining three months of fiscal 2013 primarily due to leasehold improvement costs associated with the office lease agreement we signed in January 2012 at 50 Fremont Street, San Francisco, California.

Net cash provided by financing activities was $210.1 million during the nine months ended October 31, 2012 and $63.4 million during the same period a year ago. Net cash provided by financing activities during the nine months ended October 31, 2012 consisted primarily of $203.9 million of proceeds from equity plans and $28.9 million of excess tax benefits from employee stock plans offset by $22.7 million of principal payments on capital leases.

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

For 20 trading days during the 30 consecutive trading days ended July 31, 2012, our common stock traded at a price exceeding 130% of the conversion price of $85.36 per share applicable to the Notes. Accordingly, the Notes were convertible at the holders’ option for the quarter ending October 31, 2012. The Notes are classified as a current liability on our condensed consolidated balance sheet as of October 31, 2012. For 20 trading days during the 30 consecutive trading days ended October 31, 2012, our common stock traded at a price exceeding 130% of the conversion price of $85.36 per share applicable to the Notes. Accordingly, the Notes will be convertible at the holders’ option for the quarter ending January 31, 2013, and will remain classified as a current liability on our condensed consolidated balance sheet.

Our cash, cash equivalents and marketable securities are comprised primarily of corporate notes and other obligations, U.S. treasury, U.S. government and U.S. agency obligations, U.S agency mortgage backed securities, time deposits, money market mutual funds and municipal securities.

As of October 31, 2012, we have a total of $25.1 million in letters of credit outstanding in favor of certain landlords for office space. To date, no amounts have been drawn against the letters of credit, which renew annually and mature at various dates through April 2030.

We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. Additionally, we currently do not have a bank line of credit.

Our principal commitments consist of obligations under leases for office space and co-location facilities for data center capacity and our development and test data center, and computer equipment and furniture and fixtures. At October 31, 2012, the future non-cancelable minimum payments under these commitments were as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Period:
Remaining three months of fiscal 2013	$7,862	$36,284
Fiscal 2014	31,589	137,530
Fiscal 2015	11,063	111,851
Fiscal 2016	7,775	91,770
Fiscal 2017	6,972	77,737
Thereafter	2,471	440,989

Total minimum lease payments	67,732	$896,161

Less: amount representing interest	(3,948)

Present value of capital lease obligations	$63,784

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

In the future, we may enter into arrangements to acquire or invest in complementary businesses or joint ventures, services and technologies, and intellectual property rights. We may be required to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

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

•

One-time Tax Items. As a result of the Company assessing the realizability of its deferred tax assets, the Company recorded a one-time, non-cash charge to income tax expense to establish a valuation allowance against a significant portion of those assets. The Company applied significant judgment as part of this analysis including considering the Company’s past operating results, cumulative losses and forecasts of future taxable income. As part of establishing a valuation allowance with respect to the Company’s deferred tax assets, the Company will assess and record any necessary quarterly changes to the valuation allowance and the corresponding income tax expense or benefit. Management believes that the exclusion of this non-cash charge is appropriate to provide investors with a better view of the Company’s operational performance.

•

Quarterly Change in Valuation Allowance. As part of establishing a valuation allowance, the Company records a quarterly charge related to the change in the valuation allowance. Management believes that the exclusion of any quarterly charge related to the change in the valuation allowance is appropriate to provide investors with a better view of the Company’s operational performance.

•	Income Tax Effects. The company’s estimated non-GAAP effective tax rate adjusts for the tax effect of the expense items described above.

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

Our reconciliation of the non-GAAP financial measure of gross profit, operating profit, net income and earnings per share to the most comparable GAAP measure, “gross profit,” “income (loss) from operations,” “net income (loss)” and “Diluted earnings (loss) per share” for the three and nine months ended October 31, 2012 and 2011 are as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Non-GAAP gross profit
GAAP gross profit	$602,150	$455,695	$1,715,297	$1,282,085
Plus:
Amortization of purchased intangibles	23,247	17,469	58,363	42,937
Stock-based expenses	9,336	4,138	24,453	12,168

Non-GAAP gross profit	$634,733	$477,302	$1,798,113	$1,337,190

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Non-GAAP operating profit
GAAP loss from operations	$(54,188)	$(10,157)	$(89,903)	$(28,708)
Plus:
Amortization of purchased intangibles	26,242	18,422	67,192	47,436
Stock-based expenses	105,112	57,006	271,795	159,158

Non-GAAP operating profit	$77,166	$65,271	$249,084	$177,886

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Non-GAAP net income
GAAP net loss	$(220,297)	$(3,756)	$(249,601)	$(7,494)
Plus:
Amortization of purchased intangibles	26,242	18,422	67,192	47,436
Stock-based expenses	105,112	57,006	271,795	159,158
Amortization of debt discount, net	6,358	2,721	17,448	8,191
One-time tax items	149,147	0	149,147	0
Quarterly change in valuation allowance	25,947	0	25,947	0
Less:
Income tax effect of Non-GAAP items	(42,868)	(25,383)	(117,117)	(75,311)

Non-GAAP net income	$49,641	$49,010	$164,811	$131,980

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Non-GAAP diluted earnings per share (a)
GAAP diluted loss per share	$(1.55)	$(0.03)	$(1.78)	$(0.06)
Plus:
Amortization of purchased intangibles	0.17	0.13	0.46	0.33
Stock-based expenses	0.70	0.40	1.84	1.13
Amortization of debt discount, net	0.04	0.02	0.12	0.06
One-time tax items	0.99	0.00	1.01	0.00
Quarterly change in valuation allowance	0.17	0.00	0.18	0.00
Less:
Income tax effect of Non-GAAP items	(0.19)	(0.18)	(0.71)	(0.53)

Non-GAAP diluted earnings per share	$0.33	$0.34	$1.12	$0.93

Shares used in computing diluted net income per share	150,026	142,171	147,604	142,342

(a)	Reported GAAP loss per share was calculated using the basic share count. Non-GAAP diluted earnings per share was calculated using the diluted share count.

The effects of dilutive securities were not included in the GAAP calculation of diluted earnings/loss per share for the three and nine months ended October 31, 2012 because we had a net loss for the period and the effect would have been anti-dilutive. The following table reflects the effect of the dilutive securities on the basic share count used in the GAAP earnings/loss per share calculation to derive the share count used for the non-GAAP diluted earnings per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
Supplemental Diluted Sharecount Information (in thousands):	2012	2011	2012	2011
Weighted-average shares outstanding for GAAP basic earnings per share	142,203	135,847	139,959	134,824
Effect of dilutive securities:
Convertible senior notes	2,853	2,190	2,727	2,451
Warrants associated with the convertible senior note hedges	1,300	372	1,124	737
Employee stock awards	3,670	3,762	3,794	4,330

Adjusted weighted-average shares outstanding and assumed conversions for Non-GAAP diluted earnings per share	150,026	142,171	147,604	142,342

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest rate sensitivity

We had cash, cash equivalents and marketable securities totaling $1.4 billion at October 31, 2012. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least triple BBB or better. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

An immediate increase or decrease in interest rates of 100-basis points at October 31, 2012 could result in a $14.4 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

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

For the three months ended October 31, 2012 the Notes were convertible at the option of the noteholder. For 20 trading days during the 30 consecutive trading days ended October 31, 2012, our common stock traded at a price exceeding 130% of the conversion price of $85.36 per share applicable to the Notes. Accordingly, the Notes will be convertible at the holders’ option for the quarter ending January 31, 2013 and will continue to be classified as a current liability on our condensed consolidated balance sheet.

The Notes have a fixed annual interest rate of 0.75% and therefore, we do not have economic interest rate exposure on the Notes. However, the value of the Notes are exposed to interest rate risk. Generally, the fair value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our Notes is affected by our stock price. The carrying value of our Notes was $514.9 million as of October 31, 2012. This represents the liability component of the $575.0 million principal balance as of October 31, 2012. The total estimated fair value of our Notes at October 31, 2012 was $1.0 billion and the fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the second quarter of fiscal 2013, which was $178.95.

We have an investment portfolio that includes strategic investments in public and privately-held companies, many of which are in the development stage. When our ownership interests are less than 20 percent and we do not have the ability to exert significant influence, we account for investments in non-marketable equity and debt securities of the privately-held companies using the cost method of accounting. Otherwise, we account for the investments using the equity method of accounting. As of October 31, 2012 and January 31, 2012 the fair value of our investments in privately-held companies was $46.0 million and $48.3 million, respectively.

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

•

changes in the effective tax rates due to changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses as a result of acquisitions, compensation, the valuation of deferred tax assets and liabilities and our ability to utilize them and changes in federal, state or international tax laws and accounting principles;

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

We have recently incurred net losses and expect to incur net losses in the future.

We have incurred net losses in each fiscal quarter since July 31, 2011. In addition, we expect our costs to increase as a result of decisions made for our long-term benefit, such as equity awards and business combinations. If our revenue does not grow to offset these expected increased costs, we will not be able to return to profitability and we may continue to incur net losses, on a U.S. GAAP basis, in the future.

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

We are in the process of upgrading and/or replacing various software systems. If the implementations of these new applications are delayed, or if we encounter unforeseen problems with our new systems or in migrating away from our existing applications and systems, our operations and our ability to manage our business could be negatively impacted.

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

On September 4, 2012, the Company issued 146,324 shares of Company common stock to former stockholders of GoInstant, in a private transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and/or Regulation S under the Securities Act. See Note 4, “Business Combinations,” of Notes to Condensed Consolidated Financial Statements for further details on the transaction. During the nine months ended October 31, 2012, the Company issued a total of 1,918,059 shares of Company common stock in connection with the acquisition of four companies (including the GoInstant acquisition), all in private transactions exempt from the registration requirements of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

The Exhibits listed below are filed as part of this Form 10-Q

Index to Exhibits

Exhibit No.	Exhibit Description	Provided Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of salesforce.com, inc.		S-1/A	333-111289	3.2	04/20/2004

3.2	Amended and Restated Bylaws of salesforce.com, inc.		8-K	001-32224	3.1	01/14/2011

10.1	Goinstant, Inc. Stock Option Plan		S-8	333-183885	4.2	09/13/2012

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Exhibit No.	Exhibit Description	Provided Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 28, 2012

salesforce.com, inc.

/S/ GRAHAM SMITH
Graham Smith Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)