Form 10-K
period 2013-01-31
SALESFORCE COM INC
filed 2013-03-08
CIK 1108524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing price of the Registrant’s Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was July 31, 2012, the aggregate market value of its shares (based on a closing price of $124.36 per share) held by non-affiliates was approximately $12.1 billion. Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that owned 5 percent or more of the Registrant’s outstanding Common Stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2013, there were approximately 146.4 million shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2013 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended January 31, 2013, are incorporated by reference in Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

salesforce.com, inc.

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) in Item 7, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our anticipated growth, the effect of general economic and market conditions, our business strategy and our plan to build our business, including our strategy to be the leading provider of enterprise cloud computing applications and platforms and to lead the industry shift to the “customer company”, our service performance and security, the expenses associated with new data centers, additional data center capacity, real estate and office facilities space, our operating results, new features and services, our strategy of acquiring or making investments in complementary companies, services and technologies, and intellectual property rights, our ability to successfully integrate acquired businesses and technologies, and the continued growth and ability to maintain deferred revenue and unbilled deferred revenue, our ability to protect our intellectual property rights, our ability to develop our brands, the effect of evolving government regulations, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the potential availability of additional tax assets in the future and related matters, the impact of expensing stock options, the sufficiency of our capital resources, and potential litigation involving us, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

ITEM 1. BUSINESS

Overview

We are a provider of enterprise cloud computing solutions. We were founded on the simple concept of delivering customer relationship management, or CRM, applications via the Internet, or “cloud.” We introduced our first CRM solution in February 2000 and we have expanded our offerings with new editions, solutions and enhanced features, through internal development and acquisitions.

Our mission is to help our customers transform themselves into “customer companies” by empowering them to connect with their own customers, partners, employees and products in entirely new ways. With our four core services—Sales Cloud, Service Cloud, Marketing Cloud and the Salesforce Platform—customers have the tools they need to build a next generation social front office with our social and mobile cloud technologies.

Our products are intuitive and easy-to-use, can be deployed rapidly, customized easily and integrated with other platforms and enterprise applications, or apps. We deliver our solutions as a service via all the major Internet browsers and on most major mobile device operating systems.

We sell to businesses of all sizes and in almost every industry worldwide on a subscription basis, primarily through our direct sales efforts and also indirectly through partners. Through our platform and other developer tools, we also encourage third parties to develop additional functionality and new apps that run on our platform, which are sold separately from, or in conjunction with, our service.

We were incorporated in Delaware in February 1999. Our principal executive offices are located in San Francisco, California and our principal website address is www.salesforce.com. Our office address is The Landmark @ One Market, Suite 300, San Francisco, California 94105.

The Cloud, Social and Mobile Revolution

We believe that the convergence of cloud, social and mobile technologies is fundamentally transforming how companies connect with their customers, employees, partners and products.

Cloud computing has changed the way enterprise business apps are developed and deployed. Organizations no longer need to buy and maintain their own infrastructure of servers, storage and development tools in order to create and run business apps. Instead, companies can gain access to a variety of business apps via an Internet browser or mobile device on an as-needed basis, without the cost and complexity of managing the hardware or software in-house.

The broad shift to social networking and the use of location aware, touch-based mobile devices in our personal lives have introduced new ways to communicate and collaborate. People now expect to have social and mobile experiences in their professional lives – they want to communicate through “feeds” and status updates from their phone or tablet, rather than being tethered to a desktop by their business applications. With customers, partners and employees connected and empowered, we believe companies must transform the way they sell, service, market and innovate.

Our Cloud Solutions

We provide enterprise cloud computing solutions. We offer social and mobile cloud apps and platform services, as well as professional services to facilitate the adoption of our solutions. We provide solutions in each of our four core markets: sales, customer service, marketing and cloud platforms.

Our primary service offerings are as follows:

Sales Cloud. The Sales Cloud enables companies to grow their sales pipelines, close more deals, improve sales productivity and gain valuable business insights. Our customers use the Sales Cloud to access accurate customer and prospect information, track leads and progress, forecast opportunities and collaborate around closing a sale on any device. The Sales Cloud also encompasses partner relationship management functionality (including channel management and partner portals) and real-time customer and contact information.

Service Cloud. The Service Cloud enables companies to connect with their customers and effectively address their service and support needs. Our customers use the Service Cloud to connect their customer service agents with customers across every channel: phone, email, chat, self-service web portals, social networks and online communities. In addition, built-in collaboration tools enable customer service teams to share information on how to better service customers.

Marketing Cloud. Our customers use the Marketing Cloud to listen to conversations taking place on public social networks like Facebook, Twitter and blogs. They can also publish content to engage with customers across these social networks, as well as to their own websites. The Marketing Cloud provides sophisticated analytics that enable companies to better identify sales leads and customer service issues, discover advocates, rapidly identify brand, product, or support issues and analyze content across social networks. Relevant conversations can be routed into the Sales Cloud and Service Cloud in the form of leads, contacts and customer service cases to give companies a complete view of their customers.

The Salesforce Platform. The Salesforce Platform provides the infrastructure and many of the services that application developers need to build and deliver business apps. The Salesforce Platform is delivered as a service, enabling IT departments and independent software vendors (“ISVs”) to be more efficient, dedicating their time to building apps, rather than managing hardware and software. With the Salesforce Platform, developers have the freedom to develop apps in many of today’s most popular programming languages, including Java and Ruby. The Salesforce Platform makes any app social and mobile, providing social networking features, such as profiles, status updates and feeds; as well as the ability to extend apps to mobile devices.

Professional Services

We offer consulting, deployment and training services to our customers to facilitate the adoption of our social and mobile cloud solutions. Most of our consulting and deployment engagements are billed on a time and materials basis. We offer a number of traditional classroom and online educational classes that address topics such as deploying, using, administering and developing on our service. We also offer classes for our partners who deploy our service on behalf of our customers. We bill the traditional classroom and some of the online educational classes on a per person, per class basis. There is a selection of online educational classes available at no charge to customers that subscribe to our service.

Business Benefits of Using Our Solution

The key advantages of our solution include:

Secure, private, scalable and reliable. Our service has been designed to provide our customers with privacy and high levels of performance, reliability and security. We have built, and continue to invest in, a comprehensive security infrastructure, including firewalls, intrusion detection systems, and encryption for transmissions over the Internet, which we monitor and test on a regular basis. We built and maintain a multi-tenant application architecture that has been designed to enable our service to scale securely, reliably and cost-effectively. Our multi-tenant application architecture maintains the integrity and separation of customer data while still permitting all customers to use the same application functionality simultaneously.

Rapid deployment. Our service can be deployed rapidly since our customers do not have to spend time procuring, installing or maintaining the servers, storage, networking equipment, security products, or other infrastructure hardware and software necessary.

Ease of integration. IT professionals are able to integrate our solutions with existing applications quickly and seamlessly. We provide a set of application programming interfaces (“APIs”) that enable customers and independent software developers to both integrate our solution with existing third-party, custom, and legacy apps and write their own application services that integrate with our solutions. For example, many of our customers use our Force.com API to move customer-related data from custom-developed and packaged applications into our service on a periodic basis to provide greater visibility into their activities.

High levels of user adoption. We have designed our solutions to be intuitive and easy to use. Our solutions contain many tools and features recognizable to users of popular consumer web services, so users are more familiar with our user interface than typical enterprise applications. As a result, our users can often use and gain benefit from our solutions with minimal training.

Rapid development of apps using the Salesforce Platform. Our customers and third-party developers can develop apps rapidly because of the ease of use and the benefits of a multi-tenant platform. We provide the capability for business users to easily customize our applications to suit their specific needs, and also a variety of programming language support so developers can code complex apps spanning multiple business processes and deliver them to multiple mobile devices.

Increased innovation. By providing infrastructure and development environments on demand, we provide developers the opportunity to create new and innovative apps without having to invest in hardware and distribution. A developer with an idea for a new app can log onto our platforms, develop, test and support their system on the Salesforce Platform and make the app accessible for a subscription fee to his or her customers.

Lower total cost of ownership. We enable customers to achieve significant up-front savings relative to the traditional enterprise software model. Customers benefit from the predictability of their future costs since they generally pay for the service on a per subscriber basis for the term of the subscription contract.

Because we deploy all upgrades on our servers, new features and functionality automatically become part of our service on the upgrade release date and therefore benefit all of our customers immediately.

Our Strategy

Our objective is to deliver solutions that help companies transform the way they sell, service, market and innovate. Not only do we provide enterprise cloud apps, we also provide an enterprise cloud computing platform upon which our customers and partners can build apps.

Key elements of our strategy include:

Strengthening our market-leading core solutions. We designed our solutions to easily accommodate new features and functions. We intend to continue to extend our core solutions with new features and functions. We also offer advanced editions for an additional subscription fee to customers that require enhanced CRM capabilities. Through our own development, acquisitions and partnerships, we have strengthened and extended our Sales Cloud and Service Cloud application offerings. We expect to continue to make such investments in the future.

Innovating in high-growth markets. As part of our growth strategy, we are delivering innovative solutions in new categories, including marketing, collaboration and human capital management. We are expanding our footprint in these areas to offer new social and mobile cloud innovations to our customers.

Improve renewal rates. Our goal is to have all of our customers renew their subscriptions at the end of their contractual terms. We run customer success and other related programs in an effort to secure renewals of existing customers.

Deepening relationships with existing customers. We see a significant opportunity to deepen our relationships with our existing customers. As our customers realize the benefits of our service, we aim to either upgrade the customer to higher priced editions or sell more subscriptions by targeting additional functional areas and business units within the customer organization, and ultimately pursue enterprise-wide deployments.

Pursuing new customers aggressively. We believe that our offerings provide significant value for businesses of any size. As a result, we will continue to aggressively target businesses of all sizes, primarily through our direct sales force. We have steadily increased and plan to continue to increase the number of direct sales professionals we employ, and we intend to develop additional distribution channels for our service.

Building our business in top markets globally. We also believe that there is a substantial market opportunity for our service globally. We plan to continue to aggressively market to customers worldwide by recruiting local sales and support professionals and by building partnerships that help us add customers in the largest enterprise software markets around the world.

Encouraging the development of third-party apps on our cloud computing platforms. The Salesforce Platform enables existing customers, ISVs and third-party developers to create and deliver cloud apps they have built on our multi-tenant platform. It is a platform on which apps can be created, tested, published, and run. In addition, these apps can be marketed and sold on the AppExchange, our online marketplace for business apps, or sold directly by software vendors. We believe our ecosystem of cloud developers and software vendors will address the business requirements of both current and potential customers.

Technology, Development and Operations

We deliver our service as a highly scalable, multi-tenant app. We use commercially available hardware and a combination of proprietary and commercially available software to provide our service. We have optimized our service to run on specific databases and operating systems using the tools and platforms best suited to serve our customers rather than providing software that must be written to different hardware, operating system and database platforms, or that depends upon a customer’s unique systems environment. As part of our business strategy, we periodically acquire companies or technologies, and we incorporate the acquired technologies into our service while maintaining the quality and security standards that are consistent with our brand and reputation. Performance, functional depth and the usability of our service drive our technology decisions and product direction.

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

Because of our multi-tenant and logically separated architecture, we are able to provide all of our customers with a solution based on a single version of our apps.

Our research and development efforts are focused on improving and enhancing the features, functionality and security of our existing service offerings as well as developing new services. In addition, from time to time we supplement our internal research and development activities with outside development resources and acquired technology.

Our customers access our service over the Internet via all of the major Internet browsers and on most major mobile device operating systems.

We provide our services to our customers from third-party data center hosting facilities located in the United States and other countries.

Customers

We sell to businesses of all sizes. The number of paying subscriptions at each of our customers ranges from one to hundreds of thousands. None of our customers accounted for more than five percent of our revenues in fiscal 2013, 2012, or 2011.

Sources of Revenue

We derive our revenues primarily from subscription fees for our service. We also derive revenues from premier support, which provides customers with additional support beyond the standard support that is included in the basic subscription fee.

We recognize subscription and support revenue ratably over the contract term, beginning on the commencement date of each contract. The majority of our professional services contracts are on a time and materials basis, for which we generally recognize revenue as the services are rendered.

Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services described above and is recognized as the revenue recognition criteria are met. Unbilled deferred revenue represents future billings under our subscription agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue. We generally invoice customers in annual or quarterly installments. Deferred revenue and unbilled deferred revenue are influenced by several factors, including new business seasonality within the year, the specific timing and duration of large customer subscription agreements, the timing and compounding effects of customer renewals, varying billing cycles of subscription agreements, invoice timing, foreign currency fluctuations and new business linearity within the quarter.

Sales, Marketing and Customer Support

We organize our sales and marketing programs by geographic regions, including the Americas, Europe, and Asia Pacific, which includes Japan. The majority of our revenue from the Americas is attributable to customers in the United States. Approximately 30 percent of our revenue comes from customers outside of the Americas.

Direct Sales

We sell our services primarily through our direct sales force, which is comprised of telephone sales personnel based in regional hubs, and field sales personnel based in territories close to their customers. Both our telephone sales and field sales personnel are supported by sales representatives, who are primarily responsible for generating qualified sales leads. Our small business, commercial and enterprise account executives focus their efforts on small, mid-size and large enterprises, respectively.

Referral and Indirect Sales

We have a network of partners who refer sales leads to us and who then assist in selling to these prospects.

This network includes global consulting firms, systems integrators and regional partners. In return, we typically pay these partners a fee based on the first-year subscription revenue generated by the customers whom they refer. Also included in this network are ISVs, whom we typically pay a percentage of the subscription revenue generated by their referrals.

We continue to invest in developing additional distribution channels for our subscription service.

Marketing

Our marketing strategy is to promote our brand and generate demand for our offerings. We use a variety of marketing programs across traditional and social channels to target our prospective and current customers, partners, and developers.

Our primary marketing activities include:

•	Press and industry analyst relations to garner third-party validation and generate positive coverage for our company, offerings and value proposition;

•	User conferences and events, as well as participation in trade shows and industry events, to create customer and prospect awareness;

•	Social marketing and engagement on social channels like Facebook, Twitter, LinkedIn and YouTube;

•	Search engine marketing and advertising to drive traffic to our Web properties;

•	Web site development to engage and educate prospects and generate interest through product information and demonstrations, free trials, case studies, white papers, and marketing collateral;

•	Multi-channel marketing campaigns;

•	Use of customer testimonials; and

•	Sales tools and field marketing events to enable our sales organization to more effectively convert leads into customers.

Customer Service and Support

Our global customer support group responds to both business and technical inquiries about the use of our products via the web, telephone, email, social networks and other channels. We provide standard customer support during regular business hours at no charge to customers who purchase any of our paying subscription editions. We also offer premier customer support for an additional fee, which includes services such as priority access to technical resources, developer support, and/or system administration.

Seasonality

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

We compete primarily with vendors of packaged business software and companies offering CRM apps. We also compete with internally developed apps and may encounter competition from enterprise software vendors and online service providers who may develop toolsets and products that allow customers to build new apps that run on the customers’ current infrastructure or as hosted services. Our current principal competitors include:

•	enterprise software application vendors;

•	cloud computing application service providers;

•	software companies that provide their product or service free of charge, and only charge a premium for advanced features and functionality;

•	traditional platform development environment companies; and

•	cloud computing development platform companies.

We believe that as traditional enterprise software application and platform vendors shift more of their focus to cloud computing, they will become a greater competitive threat.

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

Employees

As of January 31, 2013, we had 9,800 employees. None of our employees are represented by a labor union.

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

Our service involves the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. These security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise and result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information, or our IT systems. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data or IT systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our customers may authorize third-party technology providers to access their customer data. Because we do not control our customers and third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the integrity or security of such transmissions or processing. Malicious third-parties may also conduct attacks designed to temporarily deny customers access to our services. Any security breach could result in a loss of confidence in the security of our service, damage our reputation, negatively impact our future sales, disrupt our business and lead to legal liability.

We rely on third-party computer hardware and software which could cause errors or failures of our service and may be difficult to replace.

We rely on computer hardware purchased or leased and software licensed from third parties in order to offer our service, including database software from Oracle Corporation and hardware from a variety of vendors. Any errors or defects in third-party hardware or software could result in errors or a failure of our service which could harm our business. This hardware and software may not continue to be available at reasonable prices or on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could significantly increase our expenses and otherwise result in delays in the provisioning of our service until equivalent technology is either developed by us, or, if available, is identified, obtained through purchase or license and integrated into our service.

Because we recognize revenue from subscriptions for our service over the term of the subscription, downturns or upturns in new business may not be immediately reflected in our operating results.

We generally recognize revenue from customers ratably over the terms of their subscription agreements, which are typically 12 to 36 months. As a result, most of the revenue we report in each quarter is the result of subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our service, and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

Our efforts to expand our service beyond the CRM market and to develop our existing service in order to keep pace with technological developments may not succeed and may reduce our revenue growth rate and/or harm our business.

We derive substantially all of our revenue from subscriptions to our CRM enterprise cloud computing application service, and we expect this will continue for the foreseeable future. The markets for our Marketing Cloud and Salesforce Platform remain relatively new and it is uncertain whether our efforts will ever result in significant revenue for us. Further, the introduction of new services beyond the CRM market may not be successful, and early stage interest and adoption of such new services may not result in long term success or significant revenue for us. Our efforts to expand our service beyond the CRM market may not succeed and may reduce our revenue growth rate.

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

Due to the pace of change and innovation in enterprise cloud computing services and the unpredictability of future general economic and financial market conditions, we may not be able to accurately forecast our rate of growth. We plan our expense levels and investment on estimates of future revenue and future anticipated rate of growth. We may not be able to adjust our spending appropriately if the addition of new subscriptions or the renewal rate for existing subscriptions falls short of our expectations. A portion of our expenses may also be a fixed cost in nature for some minimum amount of time, such as with a data center contract or office lease, so it may not be possible to reduce costs in a timely manner or without the payment of fees to exit certain obligations early.

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

Our customers have no obligation to renew their subscriptions for our service after the expiration of their initial subscription period, which is typically 12 to 36 months, and in fact, some customers have elected not to renew. In addition, our customers may renew for fewer subscriptions, renew for shorter contract lengths, or renew for lower cost editions of our service. We cannot accurately predict renewal rates given our varied customer base of enterprise and small and medium size business customers and the number of multiyear subscription contracts. Our renewal rates may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with our service, customers’ spending levels, decreases in the number of users at our customers, pricing changes and deteriorating general economic conditions. If our customers do not renew their subscriptions for our service or reduce the number of paying subscriptions at the time of renewal, our revenue will decline and our business will suffer.

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

Our quarterly results are likely to fluctuate. For example, our fiscal fourth quarter has historically been our strongest quarter for new business and renewals. The year-over-year compounding effect of this seasonality in billing patterns and overall new business and renewal activity causes the value of invoices that we generate in the fourth quarter to continually increase in proportion to our billings in the other three quarters of our fiscal year.

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

•

changes in deferred revenue and unbilled deferred revenue balances, which are not reflected in the balance sheet, due to seasonality, the compounding effects of renewals, invoice duration, invoice timing and new business linearity;

•	the number of new employees;

•	changes in our pricing policies and terms of contracts, whether initiated by us or as a result of competition;

•	the cost, timing and management effort for the introduction of new features to our service;

•	the costs associated with acquiring new businesses and technologies and the follow-on costs of integration and consolidating the results of acquired businesses;

•	the rate of expansion and productivity of our sales force;

•	the length of the sales cycle for our service;

•	new product and service introductions by our competitors;

•	our success in selling our service to large enterprises;

•	variations in the revenue mix of editions of our service;

•	technical difficulties or interruptions in our service;

•	expenses related to our real estate, our office leases and our data center capacity and expansion;

•	changes in foreign currency exchange rates;

•	changes in interest rates and our mix of investments, which would impact our return on our investments in cash and marketable securities;

•	conditions, particularly sudden changes, in the financial markets have and may continue to impact the value of and access to our investment portfolio;

•

changes in the effective tax rates due to changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, changes in federal, state or international tax laws and accounting principles, changes in judgment from the evaluation of new information that results in a recognition, derecognition or change in measurement of a tax position taken in a prior period, results of tax examinations by the Internal Revenue Service, state and foreign taxing authorities, as well as changes in excess tax benefits related to exercises and vesting of stock-based compensation that are allocated directly to stockholders’ equity;

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

•	timing of additional investments in our enterprise cloud computing application and platform services and in our consulting service;

•	regulatory compliance costs;

•	the timing of customer payments and payment defaults by customers;

•	extraordinary expenses such as litigation or other dispute-related settlement payments;

•	any adverse resolution to income tax audits in any tax jurisdictions throughout the world;

•	the impact of new accounting pronouncements;

•	equity issuances, including as consideration in acquisitions or due to the conversion of our outstanding convertible notes at the election of the note holders;

•	the timing of stock awards to employees and the related adverse financial statement impact of having to expense those stock awards ratably over their vesting schedules;

•	the timing of commission, bonus, and other compensation payments to employees; and

•	the timing of payroll and other withholding tax expenses which is triggered by the payment of bonuses and when employees exercise their vested stock awards.

Many of these factors are outside of our control, and the occurrence of one or more of them might cause our operating results to vary widely. As such, we believe that quarter-to-quarter comparisons of our revenues, operating results, changes in our deferred revenue and unbilled deferred revenue balances and cash flows may not be meaningful and should not be relied upon as an indication of future performance.

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

We expect to incur net GAAP losses in the future.

We have incurred net losses in each fiscal quarter since July 31, 2011. In addition, we expect our costs to increase as a result of decisions made for our long-term benefit, such as equity awards and business combinations. Additionally, for the foreseeable future, we must maintain a substantial valuation allowance against our deferred income tax asset balance. If our revenue does not grow to offset these expected increased costs, we will not be able to return to profitability and we may continue to incur net losses, on a U.S. GAAP basis, in the future.

The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.

The market for enterprise applications and platform services is highly competitive, rapidly evolving and fragmented, and subject to changing technology, shifting customer needs and frequent introductions of new products and services. We compete primarily with vendors of packaged CRM software and companies offering on-demand CRM applications. We also compete with internally developed applications and face competition from enterprise software vendors and online service providers who may develop toolsets and products that allow customers to build new applications that run on the customers’ current infrastructure or as hosted services. Our current competitors include:

•	enterprise software application vendors;

•	cloud computing application service providers;

•	software companies that provide their product or service free of charge, and only charge a premium for advanced features and functionality;

•	traditional platform development environment companies; and

•	cloud computing development platform companies.

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

As we acquire companies or technologies, we may not realize the expected business benefits, the acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results and the value of your investment.

As part of our business strategy, we periodically make investments in, or acquisitions of, complementary businesses, joint ventures, services and technologies and intellectual property rights, and we expect that we will continue to make such investments and acquisitions in the future. Acquisitions and investments involve numerous risks, including:

•	the potential failure to achieve the expected benefits of the combination or acquisition;

•	difficulties in and the cost of integrating operations, technologies, services and personnel;

•	diversion of financial and managerial resources from existing operations;

•	risk of entering new markets in which we have little or no experience or where competitors may have stronger market positions;

•	potential write-offs of acquired assets or investments, and potential financial and credit risks associated with acquired customers;

•	potential loss of key employees;

•	inability to generate sufficient revenue to offset acquisition or investment costs;

•	the inability to maintain relationships with customers and partners of the acquired business;

•	the difficulty of transitioning the acquired technology onto our existing platforms and maintaining the security standards consistent with our other services for such technology;

•	potential unknown liabilities associated with the acquired businesses;

•	unanticipated expenses related to acquired technology and its integration into existing technology;

•

negative impact to our results of operations because of the depreciation and amortization of amounts related to acquired intangible assets, fixed assets and deferred compensation, and the loss of acquired deferred revenue;

•	delays in customer purchases due to uncertainty related to any acquisition;

•	the need to implement controls, procedures and policies at the acquired company;

•	challenges caused by distance, language and cultural differences;

•

in the case of foreign acquisitions, the challenges associated with integrating operations across different cultures and languages and any currency and regulatory risks associated with specific countries; and

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

We regularly upgrade and/or replace our various software systems. If the implementations of these new applications are delayed, or if we encounter unforeseen problems with our new systems or in migrating away from our existing applications and systems, our operations and our ability to manage our business could be negatively impacted.

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

We sell our service throughout the world and are subject to risks and challenges associated with international business. Historically, sales in Europe and Asia Pacific together have represented over 30 percent of our total revenues, and we intend to continue to expand our international sales efforts. The risks and challenges associated with sales to customers outside the United States include:

•	localization of our service, including translation into foreign languages and associated expenses;

•	laws and business practices favoring local competitors;

•	compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

•

pressure on the creditworthiness of sovereign nations, particularly in Europe, where we have customers and a balance of our cash, cash equivalents, and marketable securities. Liquidity issues or political actions by sovereign nations could result in decreased values of these balances;

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

We are involved in various legal matters arising from the normal course of business activities. These may include claims, suits, government investigations and other proceedings involving alleged infringement of third-party patents and other intellectual property rights, and commercial, corporate and securities, labor and employment, wage and hour, and other matters.

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have received in the past and may receive in the future communications from third parties, including practicing entities and non-practicing entities, claiming that we have infringed their intellectual property rights. For example, we have received a notice from a large non-practicing entity alleging that we infringe upon certain of its patents. We continue to analyze the potential merits of such claim, if any, the potential defenses and counterclaims to such claim and we have been engaged in discussions with this entity with respect to these matters. No litigation has been filed to date.

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

The outcome of any claims or litigation, regardless of the merits, is inherently uncertain. Any claims and lawsuits, and the disposition of such claims and lawsuits, whether through settlement or licensing discussions, or litigation, could be time-consuming and expensive to resolve, divert management attention from executing our business plan, result in efforts to enjoin our activities, lead to attempts on the part of other parties to pursue similar claims and, in the case of intellectual property claims, require us to change our technology, change our business practices and/or pay monetary damages or enter into short- or long-term royalty or licensing agreements.

Any adverse determination related to intellectual property claims or other litigation could prevent us from offering our service to others, could be material to our financial condition or cash flows, or both, or could otherwise adversely affect our operating results. In addition, depending on the nature and timing of any such dispute, an unfavorable resolution of a legal matter could materially affect our future results of operation or cash flows or both.

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

Our continued success depends on our ability to maintain and enhance our brands.

We believe that the brand identities we have developed have significantly contributed to the success of our business. Maintaining and enhancing the salesforce.com brand and our other brands are critical to expanding our base of customers, partners and employees. Our brands will depend largely on our ability to remain a technology leader and continue to provide high-quality innovative products, services, and features. In order to maintain and enhance our brands, we may be required to make substantial investments that may later prove to be unsuccessful. If we fail to maintain and enhance our brands, or if we incur excessive expenses in our efforts to do so, our business, operating results and financial condition may be materially and adversely affected.

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

Any failure in our delivery of high-quality technical support services may adversely affect our relationships with our customers and our financial results.

Our customers depend on our support organization to resolve technical issues relating to our applications. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. Increased customer demand for these services, without corresponding revenues, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on our applications and business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell our enterprise cloud computing solutions to existing and prospective customers, and our business, operating results and financial position.

We may not realize any benefits in connection with our purchase of undeveloped land in San Francisco. If we do not realize any benefits, our financial performance may be negatively impacted.

In November 2010, we purchased approximately 14 acres of undeveloped real estate in San Francisco, California, including entitlements and improvements associated with the land. We may not realize any benefits with respect to the purchase of such real estate. During the first quarter of fiscal 2013, we suspended pre-construction activity on the land. If we commence efforts to develop the real estate, we will be required to devote substantial additional resources in the future, which may impact our liquidity and financial flexibility. In the event that we decide to sell this property, the sale price may be less than the recorded value of the land on our consolidated balance sheet, and our financial results may be negatively impacted.

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

•	forward looking guidance to industry and financial analysts related to future revenue and earnings per share;

•	changes in the estimates of our operating results or changes in recommendations by securities analysts that elect to follow our common stock;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	announcements by us or by our competitors of mergers or other strategic acquisitions, or rumors of such transactions involving us or our competitors;

•	announcements of customer additions and customer cancellations or delays in customer purchases;

•	recruitment or departure of key personnel;

•	disruptions in our service due to computer hardware, software, network or data center problems;

•	the economy as a whole, market conditions in our industry and the industries of our customers;

•	trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding common stock;

•	corporate actions, including our proposal to increase our authorized share capital to be voted upon by our stockholders in March 2013 and our related contingent stock split proposal;

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of January 31, 2013, our executive offices and principal office for domestic marketing, sales, professional services and development occupy over 950,000 square feet in the San Francisco Bay Area. We also lease space in various locations throughout the United States for local sales and professional services personnel. Our foreign subsidiaries lease office space for their operations including local sales and professional services personnel.

We also own approximately 14 acres of undeveloped real estate in San Francisco, California, including entitlements and improvements associated with the land.

We believe that our existing facilities and offices are adequate to meet our current requirements. See Note 10, “Commitments,” in the Notes to the Consolidated Financial Statements for more information about our lease commitments. If we require additional space, we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.

ITEM 3.    LEGAL PROCEEDINGS

In the ordinary course of business, we are involved in various legal proceedings and claims related to alleged infringement of third-party patents and other intellectual property rights, commercial, corporate and securities, labor and employment, wage and hour, and other claims. We have been, and may in the future be, put on notice and/or sued by third parties for alleged infringement of their proprietary rights, including patent infringement. For example, we have received a notice from a large non-practicing entity alleging that we infringe upon certain of its patents. We continue to analyze the potential merits of such claim, if any, the potential defenses and counterclaims to such claim and we have been engaged in discussions with this entity with respect to these matters. No litigation has been filed to date.

We evaluate all claims and lawsuits with respect to their potential merits, our potential defenses and counter claims, settlement or litigation potential and the expected effect on us. Our technologies may be subject to injunction if they are found to infringe the rights of a third party. In addition, many of our subscription agreements require us to indemnify our customers for third-party intellectual property infringement claims, which could increase the cost to us of an adverse ruling on such a claim.

The outcome of any claims or litigation, regardless of the merits, is inherently uncertain. Any claims and other lawsuits, and the disposition of such claims and lawsuits, whether through settlement or litigation, could be time-consuming and expensive to resolve, divert our attention from executing our business plan, result in efforts to enjoin our activities, lead to attempts by third parties to seek similar claims and, in the case of intellectual property claims, require us to change our technology, change our business practices and/or pay monetary damages or enter into short- or long-term royalty or licensing agreements.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding our current executive officers (in alphabetical order):

Name	Age	Position
Marc Benioff	48	Chairman of the Board of Directors and Chief Executive Officer
Blair Crump	51	President, Global Enterprise
Parker Harris	46	Co-Founder
George Hu	38	Chief Operating Officer
Hilarie Koplow-McAdams	49	President, Commercial and SMB Unit
Burke Norton	46	Executive Vice President and Chief Legal Officer
Graham Smith	53	Executive Vice President and Chief Financial Officer
Frank van Veenendaal	53	Vice Chairman

Marc Benioff co-founded salesforce.com in February 1999 and has served as Chairman of the Board of Directors since inception. He has served as Chief Executive Officer since November 2001. From 1986 to 1999, Mr. Benioff was employed at Oracle Corporation, where he held a number of positions in sales, marketing and product development, lastly as a Senior Vice President. Mr. Benioff also serves as Chairman of the Board of Directors of the salesforce.com/foundation and serves as a member of the Board of Directors at Cisco Systems, Inc. Mr. Benioff received a Bachelor of Science in Business Administration (B. S. B. A.) from the University of Southern California, where he is also on the Board of Trustees.

Blair Crump has served as our President, Global Enterprise since February 2012. Prior to salesforce.com, Mr. Crump was at Verizon Business, a provider of advanced IP communications and IT products and services, and served as its group president of worldwide sales and consulting services from 2008 to 2012 overseeing its enterprise, mid-tier, government, and education sales efforts globally. In his previous position as Senior Vice President of Premier and International Sales for Verizon Business, Mr. Crump was responsible for delivering strategic sales and support for Verizon’s enterprise customers throughout the world. Mr. Crump previously served in various sales and marketing positions at MCI, which was acquired by Verizon in 2006. Mr. Crump holds a B.S. from the Wharton School at the University of Pennsylvania.

Parker Harris co-founded salesforce.com in February 1999 and has served in senior technical positions since inception. From December 2004 to February 2013, Mr. Harris served as our Executive Vice President, Technology. From October 1996 to February 1999, Mr. Harris was a Vice President at Left Coast Software, a Java consulting firm he co-founded. Mr. Harris received a B.A. from Middlebury College.

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

Hilarie Koplow-McAdams has served as our President, Commercial and SMB Unit since February 2012. Prior to that Ms. Koplow-McAdams served as our Executive Vice President, Worldwide Sales from May 2010 to February 2012 and as our Executive Vice President, Global Corporate Sales from May 2008 to May 2010. Prior to salesforce.com, Ms. Koplow-McAdams was at Intuit, Inc., a provider of business and financial management software, and served as its Vice President of Direct Sales from 2006 to 2008. Ms. Koplow-McAdams previously served in various senior sales roles at Oracle Corporation. Ms. Koplow-McAdams holds a Master’s degree in public policy from the University of Chicago and a B.A. from Mills College.

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

Graham Smith has served as our Executive Vice President and Chief Financial Officer since March 2008. Prior to that, Mr. Smith served as our Executive Vice President and Chief Financial Officer Designate from December 2007 to March 2008. Prior to salesforce.com, Mr. Smith was at Advent Software, Inc., a provider of portfolio management software, and served as its Chief Financial Officer from January 2003 to December 2007. In addition to Advent Software, he served as Chief Financial Officer of Vitria Technology and Nuance Communications, and also served at Oracle Corporation in various senior finance roles, lastly as Vice President of Finance for worldwide operations. Mr. Smith also serves as a member of the Board of Directors at Splunk Inc. Mr. Smith holds a B.Sc. from Bristol University in England and qualified as a member of the Institute of Chartered Accountants in England and Wales.

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

	High	Low
Fiscal year ending January 31, 2013
First quarter	$159.57	$118.28
Second quarter	$158.94	$124.36
Third quarter	$159.43	$121.37
Fourth quarter	$178.07	$139.68
Fiscal year ending January 31, 2012
First quarter	$143.08	$120.01
Second quarter	$159.32	$128.96
Third quarter	$145.66	$110.86
Fourth quarter	$136.60	$97.48

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

Stockholders

As of January 31, 2013 there were 166 registered stockholders of record of our common stock, including The Depository Trust Company, which holds shares of salesforce.com common stock on behalf of an indeterminate number of beneficial owners.

Proposal to Increase Authorized Shares of Common Stock

On February 11, 2013, we filed a proxy statement in connection with our special meeting of stockholders scheduled for March 20, 2013. The sole matter to be voted on at the special meeting is a proposal to amend our certificate of incorporation in order to increase the number of authorized shares of common stock from 400,000,000 to 1,600,000,000. This increase is necessary for us to effectuate a proposed 4-for-1 forward stock split, as further described in the proxy statement.

Securities Authorized for Issuance under Equity Compensation Plans

The information concerning our equity compensation plans is incorporated by reference herein to the section of the Proxy Statement entitled “Equity Compensation Plan Information.”

Issued Convertible Senior Notes and Warrants

During fiscal 2010, we issued at par value $575.0 million of 0.75% convertible senior notes (the “Notes”) due January 15, 2015 and we issued 6.7 million warrants to purchase our common stock, as described in Note 5 “Notes Payable” of the consolidated financial statements.

Stock Performance Graph

The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and the Nasdaq Computer & Data Processing Index for the period beginning on June 23, 2004 (the date our common stock commenced trading on the New York Stock Exchange) through January 31, 2013, assuming an initial investment of $100. Data for the Standard & Poor’s 500 Index and the Nasdaq Computer & Data Processing Index assume reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	6/23/2004	1/31/2005	1/31/2006	1/31/2007	1/31/2008	1/31/2009	1/31/2010	1/31/2011	1/31/2012	1/31/2013
salesforce.com	100	124.55	373.18	398.45	471.91	241.91	577.73	1,174.00	1,061.82	1,564.82
S&P 500 Index	100	103.25	111.89	125.71	120.5	72.19	93.86	112.42	114.72	130.95
Nasdaq Computer & Data Processing Index	100	100.45	111.93	116.62	117.84	71.02	116	153.34	162.74	170.19

Recent Sales of Unregistered Securities

On December 4, 2012, the Company issued 15,262 shares of Company common stock to former stockholders of Prior Knowledge, Inc., in a private transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and/or Regulation S under the Securities Act.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for fiscal 2013, 2012, and 2011, and the selected consolidated balance sheet data as of January 31, 2013 and 2012 are derived from, and are qualified by reference to, the audited consolidated financial statements and are included in this Form 10-K. The consolidated statement of operations data for fiscal 2010 and 2009 and the consolidated balance sheet data as of January 31, 2011, 2010 and 2009 are derived from audited consolidated financial statements which are not included in this Form 10-K.

	Fiscal Year Ended January 31,
(in thousands, except per share data)	2013	2012	2011	2010	2009
Consolidated Statement of Operations
Revenues:
Subscription and support	$2,868,808	$2,126,234	$1,551,145	$1,209,472	$984,574
Professional services and other	181,387	140,305	105,994	96,111	92,195

Total revenues	3,050,195	2,266,539	1,657,139	1,305,583	1,076,769
Cost of revenues (1)(2):
Subscription and support	494,187	360,758	208,243	159,172	127,082
Professional services and other	189,392	128,128	115,570	98,753	93,389

Total cost of revenues	683,579	488,886	323,813	257,925	220,471

Gross profit	2,366,616	1,777,653	1,333,326	1,047,658	856,298
Operating expenses (1)(2):
Research and development	429,479	295,347	187,887	131,897	99,530
Marketing and sales	1,614,026	1,169,610	792,029	605,199	534,413
General and administrative	433,821	347,781	255,913	195,290	158,613

Total operating expenses	2,477,326	1,812,738	1,235,829	932,386	792,556
Income (loss) from operations	(110,710)	(35,085)	97,497	115,272	63,742
Investment income	19,562	23,268	37,735	30,408	22,774
Interest expense	(30,948)	(17,045)	(24,909)	(2,000)	(107)
Other expense	(5,698)	(4,455)	(6,025)	(1,299)	(817)

Income (loss) before benefit from (provision for) income taxes and noncontrolling interest	(127,794)	(33,317)	104,298	142,381	85,592
Benefit from (provision for) income taxes	(142,651)	21,745	(34,601)	(57,689)	(37,557)

Consolidated net income (loss)	(270,445)	(11,572)	69,697	84,692	48,035
Less: net income attributable to noncontrolling interest	0	0	(5,223)	(3,973)	(4,607)

Net income (loss) attributable to salesforce.com	$(270,445)	$(11,572)	$64,474	$80,719	$43,428

Net earnings per share-basic and diluted:
Basic net income (loss) per share attributable to salesforce.com common shareholders	$(1.92)	$(0.09)	$0.50	$0.65	$0.36
Diluted net income (loss) per share attributable to salesforce.com common shareholders	$(1.92)	$(0.09)	$0.47	$0.63	$0.35
Shares used in computing basic net income (loss) per share	141,224	135,302	130,222	124,462	121,183
Shares used in computing diluted net income (loss) per share	141,224	135,302	136,598	128,114	125,228

(1) Amounts include amortization of purchased intangibles from business combinations, as follows:
Cost of revenues	$77,249	$60,069	$15,459	$8,010	$6,980
Marketing and sales	10,922	7,250	4,209	3,241	1,895
(2) Amounts include stock-based expenses, as follows:
Cost of revenues	$33,757	$17,451	$12,158	$12,570	$11,051
Research and development	76,333	45,894	18,897	13,129	9,852
Marketing and sales	199,284	115,730	56,451	39,722	36,028
General and administrative	69,976	50,183	32,923	23,471	20,435

	As of January 31,
	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$1,758,285	$1,447,174	$1,407,557	$1,727,048	$882,565
(Negative) working capital	(901,744)	(627,809)	(201,542)	798,029	301,591
Total assets	5,528,956	4,164,154	3,091,165	2,460,201	1,479,822
Long-term obligations excluding deferred revenue and noncontrolling interest (3)	175,732	109,349	516,506	481,234	20,106
Retained earnings (deficit)	(110,982)	159,463	171,035	106,561	25,842
Total stockholders’ equity controlling interest	2,317,633	1,587,360	1,276,491	1,043,802	671,784

(3)	Long-term obligations excluding deferred revenue and noncontrolling interest includes the 0.75% convertible senior notes issued in January 2010. At January 31, 2013 and 2012, the notes were convertible and accordingly were classified as a current liability.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements, including, without limitation, our expectations and statements regarding our outlook and future revenues, expenses, results of operations, liquidity, plans, strategies and objectives of management and any assumptions underlying any of the foregoing. Our actual results may differ significantly from those projected in the forward-looking statements. Our forward-looking statements and factors that might cause future actual results to differ materially from our recent results or those projected in the forward-looking statements include, but are not limited to, those discussed in the section titled “Forward-Looking Information” and “Risk Factors” of this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update the forward-looking statements or our risk factors for any reason.

Overview

We are a provider of enterprise cloud computing solutions. We were founded on the simple concept of delivering customer relationship management, or CRM, applications via the Internet, or “cloud.” We introduced our first CRM solution in February 2000 and we have expanded our offerings with new editions, solutions and enhanced features, through internal development and acquisitions. We sell to businesses of all sizes and in almost every industry worldwide on a subscription basis.

Our mission is to help our customers transform themselves into “customer companies” by empowering them to connect with their customers, partners, employees and products in entirely new ways. Our objective is to deliver solutions to help companies transform the way they sell, service, market and innovate. With our four core services—Sales Cloud, Service Cloud, Marketing Cloud and the Salesforce Platform—customers have the tools they need to build a next generation social front office with our social and mobile cloud technologies. Key elements of our strategy include:

•	Strengthening our market-leading core solutions;

•	Innovating in high-growth markets;

•	Improve renewal rates;

•	Deepening relationships with our existing customer base;

•	Pursuing new customers aggressively;

•	Building our business in top markets globally; and

•	Encouraging the development of third-party applications on our cloud computing platforms.

We believe the factors that will influence our ability to achieve our objectives include: our prospective customers’ willingness to migrate to enterprise cloud computing services; the availability, performance and security of our service; our ability to continue to release, and gain customer acceptance of, new and improved features; our ability to successfully integrate acquired businesses and technologies; successful customer adoption and utilization of our service; acceptance of our service in markets where we have few customers; the emergence of additional competitors in our market and improved product offerings by existing and new competitors; the location of new data centers; third-party developers’ willingness to develop applications on our platforms; our ability to attract new personnel and retain and motivate current personnel; and general economic conditions which could affect our customers’ ability and willingness to purchase our services, delay the customers’ purchasing decision or affect renewal rates.

To address these factors, we will need to, among other things, continue to add substantial numbers of paying subscriptions, upgrade our customers to fully featured versions such as our Unlimited Edition or arrangements such as a Social Enterprise License Agreement, provide high quality technical support to our customers, encourage the development of third-party applications on our platforms and continue to focus on retaining customers at the time of renewal. Our plans to invest for future growth include the continuation of the expansion of our data center capacity, the hiring of additional personnel, particularly in direct sales, other customer-related areas and research and development, the expansion of domestic and international selling and marketing activities, continuing to develop our brands, the addition of distribution channels, the upgrade of our service offerings, the development of new services, the integration of acquired technologies, the expansion of our Marketing Cloud and Salesforce Platform service offerings and the additions to our global infrastructure to support our growth.

We also regularly evaluate acquisitions or investment opportunities in complementary businesses, joint ventures, services and technologies, and intellectual property rights in an effort to expand our service offerings. We expect to continue to make such investments and acquisitions in the future and we plan to reinvest a significant portion of our incremental revenue in fiscal 2014 to grow our business and continue our leadership role in the cloud computing industry. As a result of our aggressive growth plans, specifically our hiring plan and acquisition activities, we have incurred significant expenses from equity awards and amortization of purchased intangibles which have resulted in net losses on a GAAP basis. As we continue with our growth plan, we anticipate we will have net losses on a GAAP basis for the next several quarters.

In November 2010, we purchased approximately 14 acres of undeveloped real estate in San Francisco, California, including entitlements and improvements associated with the land. We have capitalized all pre-construction activities related to the development of the land, including interest costs and property taxes since the November 2010 purchase. During the first quarter of fiscal 2013, we suspended pre-construction activity. The total carrying value of the land, building improvements and perpetual parking rights was $321.1 million as of January 31, 2013. We continue to evaluate our future needs for office facilities space and our options for the undeveloped real estate.

We expect marketing and sales costs, which were 53 percent of our total revenues for fiscal 2013 and 52 percent for fiscal 2012, to continue to represent a substantial portion of total revenues in the future as we seek to add and manage more paying subscribers, and build greater brand awareness.

On August 13, 2012, we acquired the outstanding stock of Buddy Media, Inc., (“Buddy”), a social media marketing platform. We acquired Buddy for the assembled workforce, expected synergies and expanded market opportunities when integrating Buddy’s social media marketing platform with our current offerings. The financial results of Buddy are included in our consolidated financial statements from the date of acquisition. The total purchase price for Buddy was $735.8 million.

We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. In our evaluation, we considered our cumulative loss in recent years and our forecasted future losses as significant pieces of negative evidence. During the third quarter of fiscal 2013, we determined that the negative evidence outweighed the positive evidence as of October 31, 2013 and recorded a one-time, non-cash charge to income tax expense in the third quarter of fiscal 2013 in the amount of $149.1 million to establish a valuation allowance for a significant portion of our deferred tax assets. This accounting treatment has no effect on our actual ability to utilize deferred tax assets such as loss carryforwards and tax credits to reduce future cash tax payments. We will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions going forward and adjust the valuation allowance accordingly.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2013, for example, refer to the fiscal year ending January 31, 2013.

Sources of Revenues

We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our enterprise cloud computing services and from customers purchasing additional support beyond the standard support that is included in the basic subscription fees; and (2) related professional services such as process mapping, project management, implementation services and other revenue. “Other revenue” consists primarily of training fees. Subscription and support revenues accounted for approximately 94 percent of our total revenues during fiscal 2013. Subscription revenues are driven primarily by the number of paying subscribers, varying service types, the price of our service and service renewal rates. We define a “customer” as a separate and distinct buying entity (e.g., a company, a distinct business unit of a large corporation, a partnership, etc.) that has entered into a contract to access our enterprise cloud computing services. We define a “subscription” as a unique user account purchased by a customer for use by its employees or other customer-authorized users, and we refer to each such user as a “subscriber.” The number of paying subscriptions at each of our customers ranges from one to hundreds of thousands. None of our customers accounted for more than five percent of our revenues during fiscal 2013, 2012, or 2011.

Subscription and support revenues are recognized ratably over the contract terms beginning on the commencement dates of each contract. The typical subscription and support term is 12 to 36 months, although terms range from one to 60 months. Our subscription and support contracts are non-cancelable, though customers typically have the right to terminate their contracts for cause if we materially fail to perform. We generally invoice our customers in advance, in annual or quarterly installments, and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue, or in revenue depending on whether the revenue recognition criteria have been met. In general, we collect our billings in advance of the subscription service period.

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

Seasonal Nature of Deferred Revenue and Accounts Receivable

Deferred revenue primarily consists of billings to customers for our subscription service. Over 90 percent of the value of our billings to customers is for our subscription and support service. We generally invoice our customers in either annual or quarterly cycles. In the fourth quarter of fiscal 2012, we introduced greater operational discipline around annual invoicing, for both new business and renewals which resulted in an increase in deferred revenue. The fourth quarter of fiscal 2013 marks the one year anniversary of this operational shift, therefore the incremental benefit to deferred revenue from annual invoicing was lower than it was in the fourth quarter of fiscal 2012. Occasionally, we bill customers for their multi-year contract on a single invoice which results in an increase in noncurrent deferred revenue. We typically issue renewal invoices 30 days in advance of the renewal service period, and depending on timing, the initial invoice for the subscription and services contract and the subsequent renewal invoice may occur in different quarters. This may result in an increase in deferred revenue and accounts receivable. There is a disproportionate weighting towards annual billings in the fourth quarter, primarily as a result of large enterprise account buying patterns. Our fourth quarter has historically been our strongest quarter for new business and renewals. The year on year compounding effect of this seasonality in both billing patterns and overall new and renewal business causes the value of invoices that we generate in the fourth quarter for both new business and renewals to increase as a proportion of our total annual billings.

Accordingly, the sequential quarterly changes in accounts receivable and the related deferred revenue during the first three quarters of our fiscal year are not necessarily indicative of the billing activity that occurs in the fourth quarter as displayed below:

(in thousands)	April 30, 2012	July 31, 2012	October 31, 2012	January 31, 2013
Fiscal 2013
Accounts receivable, net	$371,395	$446,917	$418,590	$872,634
Deferred revenue, current and noncurrent	1,334,716	1,337,184	1,291,703	1,862,995

(in thousands)	April 30, 2011	July 31, 2011	October 31, 2011	January 31, 2012
Fiscal 2012
Accounts receivable, net	$270,816	$342,397	$312,331	$683,745
Deferred revenue, current and noncurrent	915,133	935,266	917,821	1,380,295

(in thousands)	April 30, 2010	July 31, 2010	October 31, 2010	January 31, 2011
Fiscal 2011
Accounts receivable, net	$183,612	$228,550	$258,764	$426,943
Deferred revenue, current and noncurrent	664,529	683,019	694,557	934,941

Unbilled Deferred Revenue

The deferred revenue balance on our consolidated balance sheet does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Unbilled deferred revenue represents future billings under our subscription agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue. Unbilled deferred revenue was approximately $3.5 billion as of January 31, 2013 and approximately $2.2 billion as of January 31, 2012. Due to our sales to large enterprise accounts, we are experiencing longer contractual commitments by our customers which is reflected in our growing unbilled deferred revenue. Also as a result, our average contract length has grown and is now between 12 and 36 months. This has a positive impact on our renewal rate. We expect that the amount of unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing and duration of large customer subscription agreements, varying billing cycles of subscription agreements, the specific timing of customer renewals, foreign currency fluctuations, the timing of when unbilled deferred revenue is to be recognized as revenue, and changes in customer financial circumstances. For multi-year subscription agreements billed annually, the associated unbilled deferred revenue is typically high at the beginning of the contract period, zero just prior to renewal, and increases if the agreement is renewed. Low unbilled deferred revenue attributable to a particular subscription agreement is often associated with an impending renewal and may not be an indicator of the likelihood of renewal or future revenue from such customer. Accordingly, we expect that the amount of aggregate unbilled deferred revenue will change from year-to-year depending in part upon the number and dollar amount of subscription agreements at particular stages in their renewal cycle. Such fluctuations are not a reliable indicator of future revenues.

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

Research and Development. Research and development expenses consist primarily of salaries and related expenses, including stock-based expenses, the costs of our development and test data center and allocated overhead. We continue to focus our research and development efforts on adding new features and services, integrating acquired technologies, increasing the functionality and security and enhancing the ease of use of our enterprise cloud computing services. Our proprietary, scalable and secure multi-tenant architecture enables us to provide all of our customers with a service based on a single version of our application. As a result, we do not have to maintain multiple versions, which enables us to have relatively lower research and development expenses as compared to traditional enterprise software companies. We expect that in the future, research and development expenses will increase in absolute dollars and may increase as a percentage of total revenues as we invest in building the necessary employee and system infrastructure required to support the development of new, and improve existing, technologies and the integration of acquired businesses and technologies.

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

For fiscal 2013, we recognized stock-based expense of $379.4 million. As of January 31, 2013, the aggregate stock compensation remaining to be amortized to costs and expenses was $1.2 billion. We expect this stock compensation balance to be amortized as follows: $491.0 million during fiscal 2014; $394.2 million during fiscal 2015; $249.8 million during fiscal 2016; and $92.5 million during fiscal 2017. The expected amortization reflects only outstanding stock awards as of January 31, 2013 and assumes no forfeiture activity. We expect to continue to issue stock-based awards to our employees in future periods.

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

The adoption of this updated accounting guidance did not have a material impact on our financial condition, results of operations or cash flows for the fiscal year ended January 31, 2012. As of January 31, 2013, the deferred professional services revenue and deferred costs under the previous accounting guidance are $9.3 million and approximately $3.9 million, respectively, which will continue to be recognized over the related remaining subscription period.

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

Deferred Commissions. We defer commission payments to our direct sales force. The commissions are deferred and amortized to sales expense over the non-cancelable terms of the related subscription contracts with our customers, which are typically 12 to 36 months. The commission payments, which are paid in full the month after the customer’s service commences, are a direct and incremental cost of the revenue arrangements. The deferred commission amounts are recoverable through the future revenue streams under the non-cancelable customer contracts. We believe this is the preferable method of accounting as the commission charges are so closely related to the revenue from the non-cancelable customer contracts that they should be recorded as an asset and charged to expense over the same period that the subscription revenue is recognized.

During fiscal 2013, we deferred $232.6 million of commission expenditures and we amortized $154.8 million to sales expense. During the same period a year ago, we deferred $167.2 million of commission expenditures and we amortized $107.2 million to sales expense. Deferred commissions on our consolidated balance sheets totaled $254.4 million at January 31, 2013 and $176.6 million at January 31, 2012.

Goodwill and Long-Lived Assets. We make estimates, assumptions, and judgments when valuing goodwill and other intangible assets in connection with the initial purchase price allocation of an acquired entity, as well as when evaluating the recoverability of our goodwill and other intangible assets on an ongoing basis. These estimates are based upon a number of factors, including historical experience, market conditions, and information obtained from the management of acquired companies. Critical estimates in valuing certain intangible assets include, but are not limited to, historical and projected customer retention rates, anticipated growth in revenue from the acquired customers and acquired technology, and the expected use of the acquired assets. These factors are also considered in determining the useful life of acquired intangible assets. The amounts and useful lives assigned to identified intangible assets impacts the amount and timing of future amortization expense.

The value of our goodwill and intangible assets could be impacted by future adverse changes such as, but not limited to: a substantial decline in our market capitalization; an adverse action or assessment by a regulator; and unanticipated competition.

We evaluate and test the recoverability of our goodwill for impairment at least annually during the fourth quarter or more often if and when circumstances indicate that goodwill may not be recoverable. Each period we evaluate the estimated remaining useful life of our intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. We evaluate long-lived assets, such as property and equipment, and purchased intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such events or changes in circumstances include, but are not limited to, a significant decrease in the fair value of the underlying asset, a significant decrease in the benefits realized from the acquired assets, difficulty and delays in integrating the business or a significant change in the operations of the acquired assets or use of an asset. A long-lived asset is considered impaired if its carrying amount exceeds the estimated future undiscounted cash flows the asset is expected to generate. If a long-lived asset is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset exceeds the fair value of the asset or asset group.

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

Business Combinations. Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date with respect to tangible and intangible assets acquired and liabilities assumed and pre-acquisition contingencies. We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date.

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

Stock-Based Options and Awards. We recognize the fair value of our stock options and awards on a straight-line basis over the requisite service period of the option or award which is the vesting term of generally four years for stock options and restricted stock awards and one year for shares issued pursuant to our Employee Stock Purchase Plan (“ESPP”). The fair value of each option or award is estimated on the date of grant using the Black-Scholes option pricing model. The estimated forfeiture rate applied is based on historical forfeiture rates. Inputs into the Black-Scholes option pricing model include:

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

Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

Our tax positions are subject to income tax audits by multiple tax jurisdictions throughout the world. We recognize the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50 percent likely to be realized upon settlement with the taxing authority. We recognize interest accrued and penalties related to unrecognized tax benefits in our income tax provision.

We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets on a jurisdictional basis to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. Examples of positive and negative evidence include historical taxable income or losses, forecasted income or losses, the estimated timing of the reversals of existing temporary differences as well as prudent and feasible tax planning strategies. Valuation allowance is established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized. Our income tax provision would increase or decrease in the period in which the assessment is changed.

Our tax provision could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and accounting principles as well as changes in excess tax benefits related to exercises and vesting of stock-based compensation that are allocated directly to stockholders’ equity.

Results of Operations

The following tables set forth selected data for each of the periods indicated (in thousands):

	Fiscal Year Ended January 31,
	2013	2012	2011
Revenues:
Subscription and support	$2,868,808	$2,126,234	$1,551,145
Professional services and other	181,387	140,305	105,994

Total revenues	3,050,195	2,266,539	1,657,139
Cost of revenues:
Subscription and support	494,187	360,758	208,243
Professional services and other	189,392	128,128	115,570

Total cost of revenues	683,579	488,886	323,813
Gross profit	2,366,616	1,777,653	1,333,326
Operating expenses:
Research and development	429,479	295,347	187,887
Marketing and sales	1,614,026	1,169,610	792,029
General and administrative	433,821	347,781	255,913

Total operating expenses	2,477,326	1,812,738	1,235,829
Income (loss) from operations	(110,710)	(35,085)	97,497
Investment income	19,562	23,268	37,735
Interest expense	(30,948)	(17,045)	(24,909)
Other expense	(5,698)	(4,455)	(6,025)

Income (loss) before benefit from (provision for) income taxes and noncontrolling interest	(127,794)	(33,317)	104,298
Benefit from (provision for) income taxes	(142,651)	21,745	(34,601)

Consolidated net income (loss)	(270,445)	(11,572)	69,697
Less: Net income attributable to noncontrolling interest	0	0	(5,223)

Net income (loss) attributable to salesforce.com	$(270,445)	$(11,572)	$64,474

	As of January 31,
	2013	2012
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$1,758,285	$1,447,174
Deferred revenue, current and noncurrent	1,862,995	1,380,295

Unbilled deferred revenue was approximately $3.5 billion as of January 31, 2013 and $2.2 billion as of January 31, 2012. Unbilled deferred revenue represents future billings under our non-cancelable subscription agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue.

Cost of revenues and marketing and sales expenses include the following amounts related to amortization of purchased intangibles from business combinations:

	Fiscal Year Ended January 31,
	2013	2012	2011
Cost of revenues	$77,249	$60,069	$15,459
Marketing and sales	10,922	7,250	4,209

Cost of revenues and operating expenses include the following amounts related to stock-based awards:

	Fiscal Year Ended January 31,
	2013	2012	2011
Cost of revenues	$33,757	$17,451	$12,158
Research and development	76,333	45,894	18,897
Marketing and sales	199,284	115,730	56,451
General and administrative	69,976	50,183	32,923

Revenues by geography were as follows:

	Fiscal Year Ended January 31,
	2013	2012	2011
Revenues by geography:
Americas	$2,123,736	$1,540,289	$1,135,019
Europe	525,304	408,456	291,784
Asia Pacific	401,155	317,794	230,336

	$3,050,195	$2,266,539	$1,657,139

Approximately 94 percent, 93 percent and 94 percent of the Americas revenue in fiscal 2013, 2012 and 2011, respectively, was attributed to the United States.

The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Fiscal Year Ended January 31,
	2013	2012	2011
Revenues:
Subscription and support	94%	94%	94%
Professional services and other	6	6	6

Total revenues	100	100	100

Cost of revenues:
Subscription and support	16	16	13
Professional services and other	6	6	7

Total cost of revenues	22	22	20

Gross profit	78	78	80
Operating expenses:
Research and development	14	13	11
Marketing and sales	53	52	48
General and administrative	15	15	15

Total operating expenses	82	80	74
Income (loss) from operations	(4)	(2)	6
Investment income	1	1	2
Interest expense	(1)	(1)	(2)
Other expense	0	0	0

Income (loss) before benefit from (provision for) income taxes and noncontrolling interest	(4)	(2)	6
Benefit from (provision for) income taxes	(5)	1	(2)

Consolidated net income (loss)	(9)	(1)	4
Less: Net income attributable to noncontrolling interest	0	0	0

Net income (loss) attributable to salesforce.com	(9)%	(1)%	4%

	Fiscal Year Ended January 31,
	2013	2012	2011
Revenues by geography:
Americas	70%	68%	68%
Europe	17	18	18
Asia Pacific	13	14	14

	100%	100%	100%

	Fiscal Year Ended January 31,
	2013	2012	2011
Amortization of purchased intangibles from business combinations:
Cost of revenues	3%	3%	1%
Marketing and sales	0	0	0

	Fiscal Year Ended January 31,
	2013	2012	2011
Stock-based awards:
Cost of revenues	1%	1%	1%
Research and development	3	2	1
Marketing and sales	7	5	3
General and administrative	2	2	2

Fiscal Years Ended January 31, 2013 and 2012

Revenues.

	Fiscal Year Ended January 31,		Variance
(In thousands)	2013	2012	Dollars	Percent
Subscription and support	$2,868,808	$2,126,234	$742,574	35%
Professional services and other	181,387	140,305	41,082	29%

Total revenues	$3,050,195	$2,266,539	$783,656	35%

Total revenues were $3.1 billion for fiscal 2013, compared to $2.3 billion during the same period a year ago, an increase of $783.7 million, or 35 percent. Subscription and support revenues were $2.9 billion, or 94 percent of total revenues, for fiscal 2013, compared to $2.1 billion, or 94 percent of total revenues, during the same period a year ago. The increase in subscription and support revenues was due primarily to new customers, upgrades and additional subscriptions from existing customers and improved renewal rates as compared to a year ago. During fiscal 2013, we continued to invest in a variety of customer programs and initiatives which, along with longer contract durations and increasing enterprise adoption, have helped improve our renewal rates. The price per user per month for our three primary offerings, Professional Edition, Enterprise Edition and Unlimited Edition, in fiscal 2013 has generally remained consistent relative to prior periods. Professional services and other revenues were $181.4 million, or six percent of total revenues, for fiscal 2013, compared to $140.3 million, or six percent of total revenues, for the same period a year ago. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers.

Revenues in Europe and Asia Pacific accounted for $926.5 million, or 30 percent of total revenues, for fiscal 2013, compared to $726.3 million, or 32 percent of total revenues, during the same period a year ago, an increase of $200.2 million, or 28 percent. The increase in revenues outside of the Americas was the result of the increasing acceptance of our service, our focus on marketing our services internationally and improved renewal rates as a result of the reasons stated above. Revenues outside of the Americas increased despite an overall strengthening of the U.S. dollar relative to major international currencies, which reduced aggregate international revenues by $43.9 million compared to the same period a year ago.

Cost of Revenues.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2013	2012
Subscription and support	$494,187	$360,758	$133,429
Professional services and other	189,392	128,128	61,264

Total cost of revenues	$683,579	$488,886	$194,693

Percent of total revenues	22%	22%

Cost of revenues was $683.6 million, or 22 percent of total revenues, for fiscal 2013, compared to $488.9 million, or 22 percent of total revenues, during the same period a year ago, an increase of $194.7 million. The increase in absolute dollars was primarily due to an increase of $77.5 million in employee-related costs, an increase of $16.3 million in stock-based expenses, an increase of $36.2 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of $37.5 million in depreciation and amortization expenses, $17.2 million of which related to the amortization of purchased intangible assets and an increase of $14.6 million in allocated overhead. We have increased our headcount by 32 percent since January 31, 2012 to meet the higher demand for services from our customers. Some of the increase in headcount was due to acquired businesses.

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

Research and Development.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2013	2012
Research and development	$429,479	$295,347	$134,132
Percent of total revenues	14%	13%

Research and development expenses were $429.5 million, or 14 percent of total revenues, during fiscal 2013, compared to $295.3 million, or 13 percent of total revenues, during the same period a year ago, an increase of $134.1 million. The increase in absolute dollars was primarily due to an increase of $92.6 million in employee-related costs, an increase of $30.4 million in stock-based expenses and an increase of $8.8 million in our development and test data center. We increased our research and development headcount by 36 percent since January 31, 2012 in order to improve and extend our service offerings and develop new technologies. Some of the increase in headcount was due to acquired businesses.

We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in fiscal 2014 and future periods because we expect to continue to invest in building the necessary employee and system infrastructure required to support the development of new, and improve existing, technologies and the integration of acquired technologies.

Marketing and Sales.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2013	2012
Marketing and sales	$1,614,026	$1,169,610	$444,416
Percent of total revenues	53%	52%

Marketing and sales expenses were $1.6 billion, or 53 percent of total revenues, for fiscal 2013, compared to $1.2 billion, or 52 percent of total revenues, during the same period a year ago, an increase of $444.4 million. The increase in absolute dollars was primarily due to increases of $305.9 million in employee-related costs, including amortization of deferred commissions, $83.6 million in stock-based expenses, $29.3 million in advertising, marketing and event costs and $23.7 million in allocated overhead. Our marketing and sales headcount increased by 25 percent since January 31, 2012 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. Some of the increase in headcount was due to acquired businesses.

General and Administrative.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2013	2012
General and administrative	$433,821	$347,781	$86,040
Percent of total revenues	15%	15%

General and administrative expenses were $433.8 million, or 15 percent of total revenues, during fiscal 2013, compared to $347.8 million, or 15 percent of total revenues, during the same period a year ago, an increase of $86.0 million. The increase was primarily due to an increase of $56.2 million in employee-related costs and an increase of $19.8 million in stock-based expenses. Our general and administrative headcount increased by 15 percent since January 31, 2012 as we added personnel to support our growth.

Loss from operations.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2013	2012
Loss from operations	$(110,710)	$(35,085)	$(75,625)
Percent of total revenues	(4)%	(2)%

Loss from operations during fiscal 2013 was $110.7 million and included $379.4 million of stock-based expenses and $88.2 million of amortization of purchased intangibles. During the same period a year ago, loss from operations was $35.1 million and included $229.3 million of stock-based expenses and $67.3 million of amortization of purchased intangibles.

Investment income.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2013	2012
Investment income	$19,562	$23,268	$(3,706)
Percent of total revenues	1%	1%

Investment income consists of income on our cash and marketable securities balances. Investment income was $19.6 million during fiscal 2013 and was $23.3 million during the same period a year ago. The decrease was primarily due to lower yields and interest rates on our portfolio compared to the same period a year ago.

Interest expense.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2013	2012
Interest expense	$(30,948)	$(17,045)	$(13,903)
Percent of total revenues	(1)%	(1)%

Interest expense consists of interest on our convertible senior notes and capital leases. Interest expense, net of interest costs capitalized, was $30.9 million during fiscal 2013 and was $17.0 million during the same period a year ago. During fiscal 2013, we capitalized $2.4 million of interest costs related to capital projects. Capitalized interest during the same period a year ago was $14.6 million. During the first quarter of fiscal 2013, we suspended pre-construction activity, which includes capitalized interest costs, on the undeveloped real estate in San Francisco, California resulting in an increase in interest expense as compared to the same period a year ago.

Benefit from (provision for) income taxes.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2013	2012
Benefit from (provision for) income taxes	$(142,651)	$21,745	$(164,396)
Effective tax rate	(112)%	65%

We recorded a tax provision of $142.7 million during fiscal 2013, which resulted in a negative effective tax rate of 112 percent. The effective tax rate substantially differed from the federal statutory tax rate of 35 percent primarily due to the tax charge of $186.8 million to establish a valuation allowance for a significant portion of our deferred tax assets.

We regularly assess the need for a valuation allowance against our deferred tax assets by considering both positive and negative evidence related to the likelihood of the realization of the deferred tax assets to determine if it is more-likely-than-not that some or all of the deferred tax assets will be realized. In our evaluation, we considered our cumulative loss in recent years and our forecasted future losses as significant pieces of negative evidence. During fiscal 2013, we determined that the negative evidence outweighed the positive evidence and a valuation allowance for a significant portion of our deferred tax assets was established that resulted in a tax expense of $186.8 million. We will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions going forward and adjust the valuation allowance accordingly. Due to the valuation allowance, the effective tax rate could be volatile and is therefore difficult to forecast in future periods. See Note 8 “Income Taxes” to the Notes to the Consolidated Financial Statements for our reconciliation of income taxes at the statutory federal rate to the provision for income taxes.

We recorded a tax benefit of $21.7 million during fiscal 2012, which resulted in an effective tax rate of 65 percent. The effective tax rate was higher than the federal statutory tax rate of 35 percent primarily due to federal and California tax credits and the impact of the Radian6 acquisition. The combined effect of these tax benefits was partially offset by foreign tax expense and non-deductible amounts. The effect on the tax rate was magnified because of the relatively small pre-tax loss.

We also receive certain tax incentives in Switzerland and Singapore in the form of reduced tax rates. These temporary tax reduction programs will expire in 2016 and 2014, respectively. The Singapore program, however, is eligible for renewal.

Fiscal Years Ended January 31, 2012 and 2011

Revenues.

	Fiscal Year Ended January 31,		Variance
(In thousands)	2012	2011	Dollars	Percent
Subscription and support	$2,126,234	$1,551,145	$575,089	37%
Professional services and other	140,305	105,994	34,311	32%

Total revenues	$2,266,539	$1,657,139	$609,400	37%

Total revenues were $2.3 billion for fiscal 2012, compared to $1.7 billion during fiscal 2011, an increase of $609.4 million, or 37 percent. Subscription and support revenues were $2.1 billion, or 94 percent of total revenues, for fiscal 2012, compared to $1.6 billion, or 94 percent of total revenues, during fiscal 2011. The increase in subscription and support revenues was due primarily to new customers, upgrades and additional subscriptions from existing customers and improved renewal rates as compared to fiscal 2011. The price per user per month for our three primary offerings, Professional Edition, Enterprise Edition and Unlimited Edition, in fiscal 2012 has generally remained consistent relative to fiscal 2011. Professional services and other revenues were $140.3 million, or six percent of total revenues, for fiscal 2012, compared to $106.0 million, or six percent of total revenues, for fiscal 2011. The increase in professional services and other revenues was due primarily to the improved utilization of existing headcount and a benefit from the prospective adoption of the new revenue accounting guidance for multiple-deliverable arrangements.

Revenues in Europe and Asia Pacific accounted for $726.3 million, or 32 percent of total revenues, for fiscal 2012, compared to $522.1 million, or 32 percent of total revenues, during fiscal 2011, an increase of $204.1 million, or 39 percent. The increase in revenues outside of the Americas was the result of the increasing acceptance of our service, our focus on marketing our services internationally and improved renewal rates. Additionally, the value of the U.S. dollar relative to foreign currencies contributed to a slight increase in U.S. dollar revenues outside of the Americas for fiscal 2012 as compared to fiscal 2011. The foreign currency impact had the effect of increasing our aggregate revenues by $36.9 million compared to fiscal 2011.

Cost of Revenues.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2012	2011
Subscription and support	$360,758	$208,243	$152,515
Professional services and other	128,128	115,570	12,558

Total cost of revenues	$488,886	$323,813	$165,073

Percent of total revenues	22%	20%

Cost of revenues was $488.9 million, or 22 percent of total revenues, during fiscal 2012, compared to $323.8 million, or 20 percent of total revenues, during fiscal 2011, an increase of $165.1 million. The increase in absolute dollars was primarily due to an increase of $20.4 million in employee-related costs, an increase of $5.3 million in stock based expenses, an increase of $39.8 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of $68.3 million in depreciation and amortization expenses, $44.6 million of which related to the amortization of purchased intangible assets, an increase of $24.2 million in outside subcontractor and other service costs, and an increase of $5.5 million in allocated overhead. Gross profit margins for professional services and other revenues improved during fiscal 2012 primarily due to the improved utilization of existing headcount and a benefit from the prospective adoption of the new revenue accounting guidance for multiple-deliverable arrangements.

Research and Development.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2012	2011
Research and development	$295,347	$187,887	$107,460
Percent of total revenues	13%	11%

Research and development expenses were $295.3 million, or 13 percent of total revenues, during fiscal 2012, compared to $187.9 million, or 11 percent of total revenues, during fiscal 2011, an increase of $107.5 million. The increase in absolute dollars was primarily due to an increase of $66.7 million in employee-related costs, an increase of $27.0 million in stock-based expenses, an increase of $2.2 million in our development and test data center, an increase of $1.4 million in depreciation and amortization expenses and an increase of $8.6 million in allocated overhead. We increased our research and development headcount by 52 percent in fiscal 2012 in order to improve and extend our service offerings and develop new technologies. Some of the increase in headcount was due to acquired businesses.

Marketing and Sales.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2012	2011
Marketing and sales	$1,169,610	$792,029	$377,581
Percent of total revenues	52%	48%

Marketing and sales expenses were $1,169.6 million, or 52 percent of total revenues, during fiscal 2012, compared to $792.0 million, or 48 percent of total revenues, during fiscal 2011, an increase of $377.6 million. The increase in absolute dollars was primarily due to increases of $255.6 million in employee-related costs, $59.3 million in stock-based expenses, $22.5 million in advertising, marketing and event costs, $21.8 million in allocated overhead, $8.2 million in outside subcontractor and other service costs, $3.1 million in depreciation and amortization and the preliminary settlement of the California wage and hour case. Our marketing and sales headcount increased by 44 percent in fiscal 2012 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. Some of the increase in headcount was due to acquired businesses.

General and Administrative.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2012	2011
General and administrative	$347,781	$255,913	$91,868
Percent of total revenues	15%	15%

General and administrative expenses were $347.8 million, or 15 percent of total revenues, during fiscal 2012, compared to $255.9 million, or 15 percent of total revenues, during fiscal 2011, an increase of $91.9 million. The increase was primarily due to increases of $57.5 million in employee-related costs, $17.3 million in stock-based expenses and $14.3 million in professional and outside service costs. Our general and administrative headcount increased by 46 percent in fiscal 2012 as we added personnel to support our growth.

Income (loss) from operations.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2012	2011
Income (loss) from operations	$(35,085)	$97,497	$(132,582)
Percent of total revenues	(2)%	6%

Loss from operations during fiscal 2012 was $35.1 million and included $229.3 million of stock-based expenses and $67.3 million of amortization of purchased intangibles. During fiscal 2011, operating income was $97.5 million and included $120.4 million of stock-based expenses and $19.7 million of amortization of purchased intangibles.

Investment income.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2012	2011
Investment income	$23,268	$37,735	$(14,467)
Percent of total revenues	1%	2%

Investment income consists of income on cash and marketable securities balances. Investment income was $23.3 million during fiscal 2012 and was $37.7 million during fiscal 2011. The decrease was primarily due to a reduction in realized gains from sales of marketable securities, the decrease in marketable securities balances and lower interest rates.

Interest expense.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2012	2011
Interest expense	$(17,045)	$(24,909)	$7,864
Percent of total revenues	(1)%	(2)%

Interest expense consists of interest on our convertible senior notes and capital leases. Interest expense was $17.0 million, net of interest costs capitalized, during fiscal 2012 and was $24.9 million during fiscal 2011. During fiscal 2012, we capitalized $14.6 million of interest costs related to capital projects, specifically costs related to our real estate holdings, which began during the fourth quarter of fiscal 2011, and our capitalized internal-use software development costs. Capitalized interest during fiscal 2011 was $4.0 million.

Other expense.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2012	2011
Other expense	$(4,455)	$(6,025)	$1,570

Other expense primarily consists of realized gains and losses resulting from strategic investment activity and foreign currency transaction gains and losses. Other expense decreased primarily due to the net gain of $2.9 million from activity within our portfolio of noncontrolling equity and debt investments in privately-held companies offset by realized and unrealized losses on foreign currency transactions for fiscal 2012 compared to fiscal 2011.

Benefit from (provision for) income taxes.

	Fiscal Year Ended January 31,		Variance Dollars
(In thousands)	2012	2011
Benefit (provision) for income taxes	$21,745	$(34,601)	$56,346
Effective tax rate	65%	33%

The benefit for income taxes was $21.7 million during fiscal 2012, compared to an income tax provision of $34.6 million during fiscal 2011.

Our effective tax rate was 65 percent for fiscal 2012 compared to 33 percent for fiscal 2011. The higher tax rate was primarily attributable to an increase in federal and California tax credits and a tax benefit related to the May 2011 acquisition of Radian6. The combined effect of these tax benefits was partially offset by an increase in the foreign tax rate differential. Foreign tax expense relative to our fiscal 2012 pre-tax loss was higher as compared to foreign tax expense relative to our fiscal 2011 pre-tax income. The combined effect of these items on a small net loss before income taxes resulted in a comparatively higher fiscal 2012 effective tax rate.

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

We also receive certain tax incentives in Switzerland and Singapore in the form of reduced tax rates. These temporary tax reduction programs will expire in 2016 and 2014, respectively. The Singapore program, however, is eligible for renewal.

New Accounting Pronouncement

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. We plan to adopt ASU 2012-02 in fiscal 2014 and do not believe that the adoption will have a material effect on the consolidated financial statements.

Liquidity and Capital Resources

At January 31, 2013, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1.8 billion and accounts receivable of $872.6 million.

Net cash provided by operating activities was $736.9 million during fiscal 2013 and $591.5 million during the same period a year ago. Cash provided by operating activities has historically been affected by: the amount of net loss adjusted for non-cash expense items such as depreciation and amortization, amortization of purchased intangibles from business combinations, amortization of debt discount, and the expense associated with stock-based awards; the reclassification of excess tax benefits from employee stock plans to cash flows from financing activities; the timing of employee related costs including commissions and bonus payments; the timing of collections from our customers, which is our largest source of operating cash flows; and changes in working capital accounts.

Our working capital accounts consist of accounts receivables and prepaid assets and other current assets. Claims against working capital include accounts payable, accrued expenses and other current liabilities and our convertible notes. Our working capital may be impacted by factors in future periods, certain amounts and timing of which are seasonal, such as billings to customers for subscriptions and support services and the subsequent collection of those billings.

As described above in “Seasonal Nature of Deferred Revenue and Accounts Receivable,” our fourth quarter has historically been our strongest quarter for new business and renewals. The year on year compounding effect of this seasonality in both billing patterns and overall business causes the value of invoices that we generate in the fourth quarter to increase as a proportion of our total annual billings. Additionally, due to continually increased annual cycle billing patterns, the value of customer billings during the fourth quarter of fiscal 2013 contributed to a higher accounts receivable and deferred revenue balances as of January 31, 2013 than as of January 31, 2012.

We generally invoice our customers for our subscription and services contracts in advance in annual or quarterly installments. We typically issue renewal invoices 30 days in advance of the renewal service period, and depending on timing, the initial invoice for the subscription and services contract and the subsequent renewal invoice may occur in different quarters. Such invoice amounts are initially reflected in accounts receivable and deferred revenue, which is reflected on the balance sheet. The operating cash flow benefit of increased billing activity generally occurs in the subsequent quarter when we collect from our customers.

In fiscal 2013, net cash provided by operating activities increased $145.4 million over the same period a year ago primarily due to higher net income after adjusting for depreciation and amortization, stock-based compensation, and changes in working capital accounts which include the establishment of the tax valuation allowance during the year.

Net cash used in investing activities was $938.9 million during fiscal 2013 and $489.7 million during the same period a year ago. The net cash used in investing activities during fiscal 2013 primarily related to the purchase of Rypple, Inc. (“Rypple”) in February 2012, the purchase of Buddy in August 2012, the purchase of GoInstant, Inc. (“GoInstant”) in September 2012, capital expenditures, investment of cash balances and strategic investments offset by proceeds from sales and maturities of marketable securities.

Net cash provided by financing activities was $334.5 million during fiscal 2013 and $75.9 million during the same period a year ago. Net cash provided by financing activities during fiscal 2013 consisted primarily of $351.4 million of proceeds from equity plans and $14.9 million of excess tax benefits from employee stock plans offset by $31.8 million of principal payments on capital leases.

In January 2010, we issued $575.0 million of 0.75% convertible senior notes due January 15, 2015 (the “Notes”) and concurrently entered into convertible notes hedges (the “Note Hedges”) and separate warrant transactions (the “Warrants”). The Notes will mature on January 15, 2015, unless earlier converted. Upon conversion of any Notes, we will deliver cash up to the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock, cash, or a combination of both. To date, there has been a nominal amount of conversions.

For 20 trading days during the 30 consecutive trading days ended October 31, 2012, our common stock traded at a price exceeding 130% of the conversion price of $85.36 per share applicable to the Notes. Accordingly, the Notes were convertible at the holders’ option for the quarter ending January 31, 2013. The Notes are classified as a current liability on our consolidated balance sheet as of January 31, 2013. For 20 trading days during the 30 consecutive trading days ended January 31, 2013, our common stock traded at a price exceeding 130% of the conversion price of $85.36 per share applicable to the Notes. Accordingly, the Notes will be convertible at the holders’ option for the quarter ending April 30, 2013, and will remain classified as a current liability on our consolidated balance sheet.

Our cash, cash equivalents and marketable securities are comprised primarily of corporate notes and other obligations, U.S. treasury securities, U.S. agency obligations, government obligations, collateralized mortgage obligations, mortgage backed securities, time deposits, money market mutual funds and municipal securities.

As of January 31, 2013, we have a total of $60.8 million in letters of credit outstanding in favor of certain landlords for office space. To date, no amounts have been drawn against the letters of credit, which renew annually and mature at various dates through December 2030.

We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. Additionally, we currently do not have a bank line of credit.

Our principal commitments consist of obligations under leases for office space and co-location facilities for data center capacity and our development and test data center, and computer equipment and furniture and fixtures. At January 31, 2013, the future non-cancelable minimum payments under these commitments were as follows (in thousands):

(In thousands) Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital lease obligations	$66,853	$31,694	$22,400	$12,759	$0
Operating lease obligations:
Facilities space	1,505,059	108,301	233,378	250,428	912,952
Computer equipment and furniture and fixtures	81,356	43,046	38,310	0	0
Convertible Senior Notes, including interest	583,626	4,313	579,313	0	0
Contractual commitments	7,072	3,472	3,600	0	0

Total	$2,243,966	$190,826	$877,001	$263,187	$912,952

The majority of our operating lease agreements provide us with the option to renew. Our future operating lease obligations would change if we exercised these options and if we entered into additional operating lease agreements as we expand our operations.

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

During fiscal 2014 and future fiscal years, we expect to make additional investments in our infrastructure to scale our operations and increase productivity. We plan to upgrade and/or replace various internal systems to scale with the overall growth of the Company. Additionally, we expect capital expenditures to be higher in absolute dollars in fiscal 2014 than in fiscal 2013 as a result of continued office build-outs, other leasehold improvements and data center investments.

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

•

Amortization of Debt Discount. Under GAAP, certain convertible debt instruments that may be settled in cash (or other assets) on conversion are required to be separately accounted for as liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, for GAAP purposes we are required to recognize imputed interest expense on the Company’s $575 million of convertible senior notes that were issued in a private placement in January 2010. The imputed interest rate is approximately 5.9%, while the coupon interest rate is 0.75%. The difference between the imputed interest expense and the coupon interest expense, net of the interest amount capitalized, is excluded from management’s assessment of the Company’s operating performance because management believes that this non-cash expense is not indicative of ongoing operating performance. Management believes that the exclusion of the non-cash interest expense provides investors an enhanced view of the Company’s operational performance.

•

One-time Tax Charge. As a result of the Company assessing the realizability of its deferred tax assets, in the third quarter of fiscal 2013 the Company recorded a one-time, non-cash charge to income tax expense to establish a valuation allowance against a significant portion of those assets. The Company applied significant judgment as part of this analysis including considering the Company’s past operating results, cumulative losses and forecasts of future taxable income. As part of establishing a valuation allowance with respect to the company’s deferred tax assets, the company will assess and record any necessary quarterly changes to the valuation allowance and the corresponding income tax expense or benefit. Management believes that the exclusion of this non-cash charge is appropriate to provide investors with a better view of the company’s operational performance.

•

Income Tax Effects and Adjustments. The Company’s non-GAAP tax provision excludes the tax effects of expense items described above and certain tax items not directly related to the current fiscal year’s ordinary operating results. Examples of such tax items include, but are not limited to, changes in the valuation allowance related to deferred tax assets, certain acquisition-related costs and unusual or infrequently occurring items. Management believes the exclusion of these income tax adjustments provides investors with useful supplemental information about the Company’s operational performance

We define non-GAAP gross profit as our total revenues less cost of revenues, as reported on our consolidated statement of operations, excluding the portions of stock-based expenses and amortization of purchased intangibles that are included in cost of revenues.

We define non-GAAP operating profit as our non-GAAP gross profit less operating expenses, as reported on our consolidated statement of operations, excluding the portions of stock-based expenses and amortization of purchased intangibles that are included in operating expenses.

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

Our reconciliation of the non-GAAP financial measure of gross profit, operating profit, net income and earnings per share to the most comparable GAAP measure, “gross profit,” “income (loss) from operations,” “net income (loss)” and “Diluted earnings (loss) per share” for the years ended January 31, 2013, 2012, and 2011 are as follows (in thousands):

	For the Year Ended January 31,
Non-GAAP gross profit	2013	2012	2011
GAAP gross profit	$2,366,616	$1,777,653	$1,333,326
Plus:
Amortization of purchased intangibles	77,249	60,069	15,459
Stock-based expenses	33,757	17,451	12,158

Non-GAAP gross profit	$2,477,622	$1,855,173	$1,360,943

	For the Year Ended January 31,
Non-GAAP operating profit	2013	2012	2011
GAAP income (loss) from operations	$(110,710)	$(35,085)	$97,497
Plus:
Amortization of purchased intangibles	88,171	67,319	19,668
Stock-based expenses	379,350	229,258	120,429

Non-GAAP income from operations	$356,811	$261,492	$237,594

	For the Year Ended January 31,
Non-GAAP net income attributable to salesforce.com	2013	2012	2011
GAAP net income (loss) attributable to salesforce.com	$(270,445)	$(11,572)	$64,474
Plus:
Amortization of purchased intangibles	88,171	67,319	$19,668
Stock-based expenses	379,350	229,258	120,429
Amortization of debt discount, net	23,837	12,335	19,079
One-time tax items	149,147	0	0
Less:
Income tax effect of Non-GAAP items	(127,518)	(103,730)	(57,544)

Non-GAAP net income attributable to salesforce.com	$242,542	$193,610	$166,106

	For the Year Ended January 31,
Non-GAAP diluted earnings per share(a)	2013	2012	2011
GAAP diluted earnings (loss) per share	$(1.92)	$(0.09)	$0.47
Plus:
Amortization of purchased intangibles	0.59	0.47	0.14
Stock-based expenses	2.54	1.62	0.88
Amortization of debt discount, net	0.16	0.09	0.14
One-time tax items	1.00	0.00	0.00
Less:
Income tax effect of Non-GAAP items	(0.74)	(0.73)	(0.41)

Non-GAAP diluted earnings per share attributable to salesforce.com	$1.63	$1.36	$1.22

Shares used in computing diluted net income per share	149,070	142,295	136,598

(a)	Reported GAAP loss per share was calculated using the basic share count. Non-GAAP diluted earnings per share was calculated using the diluted share count.

The effects of dilutive securities were not included in the GAAP calculation of diluted earnings/loss per share for the year ended January 31, 2013 because we had a net loss for the period and the effect would have been anti-dilutive. The following table reflects the effect of the dilutive securities on the basic share count used in the GAAP earnings/loss per share calculation to derive the share count used for the non-GAAP diluted earnings per share:

	Fiscal Year Ended January 31,
Supplemental Diluted Sharecount Information (in thousands):	2013	2012	2011
Weighted-average shares outstanding for GAAP basic earnings per share	141,224	135,302	130,222
Effect of dilutive securities:
Convertible senior notes	2,840	2,263	1,561
Warrants associated with the convertible senior note hedges	1,283	553	0
Employee stock awards	3,723	4,177	4,815

Adjusted weighted-average shares outstanding and assumed conversions for Non-GAAP diluted earnings per share	149,070	142,295	136,598

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest rate sensitivity

We had cash, cash equivalents and marketable securities totaling $1.8 billion at January 31, 2013. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least single A or better. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

An immediate increase or decrease in interest rates of 100-basis points at January 31, 2013 could result in a $16.7 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

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

For the three months ended January 31, 2013 the Notes were convertible at the option of the noteholder. For 20 trading days during the 30 consecutive trading days ended January 31, 2013, our common stock traded at a price exceeding 130% of the conversion price of $85.36 per share applicable to the Notes. Accordingly, the Notes will be convertible at the holders’ option for the quarter ending April 30, 2013 and will remain classified as a current liability on our consolidated balance sheet so long as the Notes are convertible.

The Notes have a fixed annual interest rate of 0.75% and therefore, we do not have economic interest rate exposure on the Notes. However, the value of the Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our Notes is affected by our stock price. The carrying value of our Notes was $521.3 million as of January 31, 2013. This represents the liability component of the $575.0 million principal balance as of January 31, 2013. The total estimated fair value of our Notes at January 31, 2013 was $1,178.5 million and the fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the fourth quarter of fiscal 2013, which was $205.00.

We have an investment portfolio that includes strategic investments in public and privately-held companies, many of which are in the development stage. When our ownership interests are less than 20 percent and we do not have the ability to exert significant influence, we account for investments in non-marketable equity and debt securities of the privately-held companies using the cost method of accounting. Otherwise, we account for the investments using the equity method of accounting. As of January 31, 2013 and 2012, the fair value of these investments in privately-held companies was $46.8 million and $48.3 million, respectively.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of salesforce.com, inc.

We have audited the accompanying consolidated balance sheets of salesforce.com, inc. as of January 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(c). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of salesforce.com, inc. at January 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), salesforce.com, inc.’s internal control over financial reporting as of January 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2013 expressed an unqualified opinion thereon.

/S/    ERNST & YOUNG LLP

San Jose, California

March 8, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of salesforce.com, inc.

We have audited salesforce.com, inc.’s internal control over financial reporting as of January 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Salesforce.com, inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, salesforce.com, inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of salesforce.com, inc. as of January 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2013 of salesforce.com, inc. and our report dated March 8, 2013 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Jose, California

March 8, 2013

Consolidated Balance Sheets

(in thousands, except per share and per share data)

	January 31, 2013	January 31, 2012
Assets
Current assets:
Cash and cash equivalents	$747,245	$607,284
Short-term marketable securities	120,376	170,582
Accounts receivable, net of allowance for doubtful accounts of $1,853 and $1,273 at January 31, 2013 and 2012, respectively	872,634	683,745
Deferred commissions	142,311	98,471
Deferred income taxes, net	7,321	31,821
Prepaid expenses and other current assets	125,993	80,319

Total current assets	2,015,880	1,672,222
Marketable securities, noncurrent	890,664	669,308
Property and equipment, net	604,669	527,946
Deferred commissions, noncurrent	112,082	78,149
Deferred income taxes, noncurrent, net	19,212	87,587
Capitalized software, net	207,323	188,412
Goodwill	1,529,378	785,381
Other assets, net	149,748	155,149

Total assets	$5,528,956	$4,164,154

Liabilities, temporary equity and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$597,706	$512,260
Deferred revenue	1,798,640	1,291,622
Convertible senior notes, net	521,278	496,149

Total current liabilities	2,917,624	2,300,031
Income taxes payable, noncurrent	49,074	37,258
Long-term lease liabilities and other	126,658	72,091
Deferred revenue, noncurrent	64,355	88,673

Total liabilities	3,157,711	2,498,053

Temporary equity	53,612	78,741

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and none issued and outstanding	0	0
Common stock, $0.001 par value; 400,000,000 shares authorized, 146,406,655 and 137,036,541 issued and outstanding at January 31, 2013 and 2012, respectively	146	137
Additional paid-in capital	2,411,332	1,415,077
Accumulated other comprehensive income	17,137	12,683
Retained earnings (accumulated deficit)	(110,982)	159,463

Total stockholders’ equity	2,317,633	1,587,360

Total liabilities, temporary equity and stockholders’ equity	$5,528,956	$4,164,154

See accompanying Notes.

salesforce.com, inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Year Ended January 31,
	2013	2012	2011
Revenues:
Subscription and support	$2,868,808	$2,126,234	$1,551,145
Professional services and other	181,387	140,305	105,994

Total revenues	3,050,195	2,266,539	1,657,139
Cost of revenues (1)(2):
Subscription and support	494,187	360,758	208,243
Professional services and other	189,392	128,128	115,570

Total cost of revenues	683,579	488,886	323,813
Gross profit	2,366,616	1,777,653	1,333,326
Operating expenses (1)(2):
Research and development	429,479	295,347	187,887
Marketing and sales	1,614,026	1,169,610	792,029
General and administrative	433,821	347,781	255,913

Total operating expenses	2,477,326	1,812,738	1,235,829
Income (loss) from operations	(110,710)	(35,085)	97,497
Investment income	19,562	23,268	37,735
Interest expense	(30,948)	(17,045)	(24,909)
Other expense	(5,698)	(4,455)	(6,025)

Income (loss) before benefit from (provision for) income taxes	(127,794)	(33,317)	104,298
Benefit from (provision for) income taxes	(142,651)	21,745	(34,601)

Consolidated net income (loss)	(270,445)	(11,572)	69,697
Less: Net income attributable to noncontrolling interest	0	0	(5,223)

Net income (loss) attributable to salesforce.com	$(270,445)	$(11,572)	$64,474

Earnings per share-basic and diluted:
Basic net income (loss) per share attributable to salesforce.com common shareholders	$(1.92)	$(0.09)	$0.50
Diluted net income (loss) per share attributable to salesforce.com common shareholders	$(1.92)	$(0.09)	$0.47
Shares used in computing basic net income (loss) per share	141,224	135,302	130,222
Shares used in computing diluted net income (loss) per share	141,224	135,302	136,598

(1)	Amounts include amortization of purchased intangibles from business combinations, as follows:

	Fiscal Year Ended January 31,
	2013	2012	2011
Cost of revenues	$77,249	$60,069	$15,459
Marketing and sales	10,922	7,250	4,209

(2)	Amounts include stock-based expenses, as follows:

	Fiscal Year Ended January 31,
	2013	2012	2011
Cost of revenues	$33,757	$17,451	$12,158
Research and development	76,333	45,894	18,897
Marketing and sales	199,284	115,730	56,451
General and administrative	69,976	50,183	32,923

See accompanying Notes.

salesforce.com, inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Fiscal Year Ended January 31,
	2013	2012	2011
Net income (loss) attributable to salesforce.com	$(270,445)	$(11,572)	$64,474
Other comprehensive income (loss) attributable to salesforce.com, before tax and net of reclassification adjustments:
Foreign currency translation and other gains	4,783	9,512	5,709
Unrealized gains (losses) on investments	(329)	(5,658)	3,872

Other comprehensive income attributable to salesforce.com, before tax	4,454	3,854	9,581
Tax effect	0	2,110	(1,432)

Other comprehensive income attributable to salesforce.com, net of tax	4,454	5,964	8,149

Comprehensive income (loss) attributable to salesforce.com	$(265,991)	$(5,608)	$72,623

See accompanying Notes.

salesforce.com, inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity Controlling Interest	Total Stockholders’ Equity Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2010	127,152,449	$127	$938,544	$(1,430)	$106,561	$1,043,802	$12,864	$1,056,666
Exercise of stock options and stock grants to board members for board services	4,697,518	5	165,494	0	0	165,499	0	165,499
Vested restricted stock units converted to shares	1,071,180	1	0	0	0	1	0	1
Tax benefits from employee stock plans	0	0	36,069	0	0	36,069	0	36,069
Stock-based expenses	0	0	115,139	0	0	115,139	0	115,139
Purchase of subsidiary stock, net	0	0	(156,187)	0	0	(156,187)	0	(156,187)
Other	0	0	(455)	0	0	(455)	0	(455)
Noncontrolling interest	0	0	0	0	0	0	(12,864)	(12,864)
Other comprehensive income attributable to salesforce.com, net of tax	0	0	0	8,149	0	8,149	0	8,149
Net income attributable to salesforce.com	0	0	0	0	64,474	64,474	0	64,474

Balances at January 31, 2011	132,921,147	$133	$1,098,604	$6,719	$171,035	$1,276,491	$0	$1,276,491
Exercise of stock options and stock grants to board members for board services	2,517,431	3	111,779	0	0	111,782	0	111,782
Vested restricted stock units converted to shares	1,075,001	1	0	0	0	1	0	1
Shares issued related to business combinations	522,962	0	56,612	0	0	56,612	0	56,612
Tax benefits from employee stock plans	0	0	1,611	0	0	1,611	0	1,611
Stock-based expenses	0	0	225,212	0	0	225,212	0	225,212
Temporary equity reclassification	0	0	(78,741)	0	0	(78,741)	0	(78,741)
Other comprehensive income attributable to salesforce.com, net of tax	0	0	0	5,964	0	5,964	0	5,964
Net loss attributable to salesforce.com	0	0	0	0	(11,572)	(11,572)	0	(11,572)

Balances at January 31, 2012	137,036,541	$137	$1,415,077	$12,683	$159,463	$1,587,360	$0	$1,587,360
Exercise of stock options and stock grants to board members for board services	5,059,245	5	279,003	0	0	279,008	0	279,008
Vested restricted stock units converted to shares	1,640,885	2	0	0	0	2	0	2
Shares issued related to business combinations	1,931,674	2	240,026	0	0	240,028	0	240,028
Shares issued under employee stock plans	738,310	0	69,067	0	0	69,067	0	69,067
Tax benefits from employee stock plans	0	0	7,189	0	0	7,189	0	7,189
Stock-based expenses	0	0	375,841	0	0	375,841	0	375,841
Temporary equity reclassification	0	0	25,129	0	0	25,129	0	25,129
Other comprehensive income attributable to salesforce.com, net of tax	0	0	0	4,454	0	4,454	0	4,454
Net loss attributable to salesforce.com	0	0	0	0	(270,445)	(270,445)	0	(270,445)

Balances at January 31, 2013	146,406,655	$146	$2,411,332	$17,137	$(110,982)	$2,317,633	$0	$2,317,633

See accompanying Notes.

salesforce.com, inc.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended January 31,
	2013	2012	2011
Operating activities:
Consolidated net income (loss)	$(270,445)	$(11,572)	$69,697
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	216,795	157,286	75,746
Amortization of debt discount and transaction costs	24,086	10,347	19,621
Amortization of deferred commissions	154,818	107,195	80,159
Expenses related to employee stock plans	379,350	229,258	120,429
Excess tax benefits from employee stock plans	(14,933)	(6,018)	(35,991)
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	(183,242)	(244,947)	(102,507)
Deferred commissions	(232,591)	(167,199)	(121,247)
Prepaid expenses and other current assets	(20,840)	(10,736)	2,001
Other assets	11,122	2,883	(9,770)
Accounts payable, accrued expenses, deferred income taxes and other liabilities	193,358	80,336	133,250
Deferred revenue	479,419	444,674	227,693

Net cash provided by operating activities	736,897	591,507	459,081

Investing activities:
Business combinations, net of cash acquired	(579,745)	(422,699)	(403,331)
Land activity and building improvements	(4,106)	(19,655)	(277,944)
Strategic investments	(9,695)	(37,370)	(20,105)
Purchases of marketable securities	(1,021,287)	(623,231)	(1,682,549)
Sales of marketable securities	706,893	724,564	1,197,492
Maturities of marketable securities	144,623	40,346	214,770
Capital expenditures	(175,601)	(151,645)	(90,887)

Net cash used in investing activities	(938,918)	(489,690)	(1,062,554)

Financing activities:
Purchase of subsidiary stock	0	0	(171,964)
Proceeds from employee stock plans	351,366	116,565	160,402
Excess tax benefits from employee stock plans	14,933	6,018	35,991
Contingent consideration payment related to prior business combinations	0	(16,200)	0
Principal payments on capital lease obligations	(31,754)	(30,533)	(10,355)

Net cash provided by financing activities	334,545	75,850	14,074

Effect of exchange rate changes	7,437	5,325	2,385

Net increase (decrease) in cash and cash equivalents	139,961	182,992	(587,014)
Cash and cash equivalents, beginning of period	607,284	424,292	1,011,306

Cash and cash equivalents, end of period	$747,245	$607,284	$424,292

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest, net	$6,890	$6,587	$5,290
Income taxes, net of tax refunds	$53,089	$20,981	$90
Non-cash financing and investing activities:
Fixed assets acquired under capital leases	$33,392	$57,839	$13,224
Fair value of equity awards assumed	$37,898	$7,318	$0

See accompanying Notes.

salesforce.com, inc.

Notes to Consolidated Financial Statements

1. Summary of Business and Significant Accounting Policies

Description of Business

Salesforce.com, inc. (the “Company”) is a provider of enterprise cloud computing services. The Company is dedicated to helping customers of all sizes and industries worldwide transform themselves into “customer companies” by empowering them to connect with their customers, partners, employees and products in entirely new ways. The Company provides customers with the solutions they need to build a next generation social front office with social and mobile cloud technologies.

Fiscal Year

The Company’s fiscal year ends on January 31. References to fiscal 2013, for example, refer to the fiscal year ending January 31, 2013.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in the Company’s consolidated financial statements and notes thereto.

Significant estimates and assumptions made by management include the determination of:

•	the best estimate of selling price of the deliverables included in multiple-deliverable revenue arrangements,

•	the assessment of recoverability of long-lived assets (property and equipment, goodwill and identified intangibles),

•	the fair value of assets acquired and liabilities assumed for business combinations,

•	the recognition, measurement and valuation of current and deferred income taxes,

•	the recognition and measurement of loss contingencies,

•	the fair value of stock awards issued, and

•	the valuation of strategic investments and the determination of other-than-temporary impairments.

Actual results could differ materially from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Segments

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, who is the chief executive officer, in deciding how to allocate resources and assessing performance. Over the past few years, the Company has completed several acquisitions. These acquisitions have allowed the Company to expand its offerings, presence and reach in various market segments of the enterprise cloud computing market. While the Company has offerings in multiple enterprise cloud computing market segments, the Company’s business operates in one operating segment because the Company’s chief operating decision maker evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.

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

No customer accounted for more than five percent of accounts receivable at January 31, 2013 and one customer accounted for six percent of accounts receivable at January 31, 2012. No single customer accounted for five percent or more of total revenue during fiscal 2013, 2012 and 2011.

Geographic Locations

As of January 31, 2013 and 2012, assets located outside the Americas were 16 percent and 13 percent of total assets, respectively.

Revenues by geographical region are as follows (in thousands):

	Fiscal Year Ended January 31,
	2013	2012	2011
Americas	$2,123,736	$1,540,289	$1,135,019
Europe	525,304	408,456	291,784
Asia Pacific	401,155	317,794	230,336

	$3,050,195	$2,266,539	$1,657,139

Approximately 94 percent, 93 percent and 94 percent of the Americas revenue in fiscal 2013, 2012 and 2011, respectively, is attributed to the United States.

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

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-13, “ Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force “ (“ASU 2009-13”) which amended the previous multiple-deliverable arrangements accounting guidance. Pursuant to the updated guidance, objective and reliable evidence of fair value of the deliverables to be delivered is no longer required in order to account for deliverables in a multiple-deliverable arrangement separately. Instead, arrangement consideration is allocated to deliverables based on their relative selling price.

In the first quarter of fiscal 2012, the Company adopted this updated accounting guidance on a prospective basis. The Company applied the updated accounting guidance to those multiple-deliverable arrangements entered into or materially modified on or after February 1, 2011, which was the beginning of the Company’s fiscal 2012.

The adoption of this updated accounting guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows for the fiscal year ended January 31, 2012. As of January 31, 2013, the deferred professional services revenue and deferred costs under the previous accounting guidance are $9.3 million and approximately $3.9 million, respectively, which will continue to be recognized over the related remaining subscription period.

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

The commissions are deferred and amortized over the non-cancelable terms of the related customer contracts, which are typically 12 to 36 months. The commission payments are paid in full the month after the customer’s service commences. The deferred commission amounts are recoverable through the future revenue streams under the non-cancelable customer contracts. The Company believes this is the preferable method of accounting as the commission charges are so closely related to the revenue from the non-cancelable customer contracts that they should be recorded as an asset and charged to expense over the same period that the subscription revenue is recognized. Amortization of deferred commissions is included in marketing and sales expense in the accompanying consolidated statements of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value.

Marketable Securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the Consolidated Statements of Comprehensive Income (Loss). Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of investment income. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value and its intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of investment income.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of those assets as follows:

Computer, equipment and software	3 to 7 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of the lease term or 10 years
Building improvements	Amortized over the estimated useful lives of the respective assets when they are ready for their intended use.

When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from their respective accounts and any loss on such retirement is reflected in operating expenses.

Capitalized Internal-Use Software Costs

The Company capitalizes costs related to its enterprise cloud computing services and certain projects for internal use incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight line basis over its estimated useful life. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Goodwill, Intangible Assets, Long-Lived Assets and Impairment Assessments

The Company evaluates and tests the recoverability of its goodwill for impairment at least annually during the fourth quarter or more often if and when circumstances indicate that goodwill may not be recoverable.

Intangible assets are amortized over their useful lives. Each period the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of these assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets then the Company will recognize an impairment charge.

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

Leases and Asset Retirement Obligations

The Company categorizes leases at their inception as either operating or capital leases. On certain lease agreements, the Company may receive rent holidays and other incentives. The Company recognizes lease costs on a straight-line basis once control of the space is achieved, without regard to deferred payment terms, such as rent holidays that defer the commencement date of required payments. Additionally, incentives received are treated as a reduction of costs over the term of the agreement. Leasehold improvements are capitalized at cost and amortized over the lesser of the non-cancellable term of the lease or 10 years.

The Company establishes assets and liabilities for the present value of estimated future costs to retire long-lived assets at the termination or expiration of a lease. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated retirement costs.

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

The fair value of each stock option grant and stock purchase right granted under the ESPP was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Fiscal Year Ended January 31,
Stock Options	2013	2012	2011
Volatility	43 - 51%	47 - 51%	45 - 50%
Estimated life	3.7 years	3.7 years	3.7 - 3.8 years
Risk-free interest rate	0.43 - 0.77%	0.68 - 1.77%	0.98 - 2.10%
Dividend yield	0	0	0
Weighted-average fair value per share of grants	$51.77	$49.14	$48.83

	Fiscal Year Ended January 31,
ESPP	2013	2012	2011
Volatility	39 - 46%	50 - 53%	n/a
Estimated life	0.75 years	0.75 years	n/a
Risk-free interest rate	0.03 - 0.22%	0.95 - 1.08%	n/a
Dividend yield	0	0	n/a
Weighted-average fair value per share of grants	$45.55	$34.34	n/a

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

There was no stock-based expense related to the ESPP in fiscal 2011 because the Company did not commence the ESPP until December 2011.

Advertising Expenses

Advertising is expensed as incurred. Advertising expense was $110.7 million, $80.3 million and $61.4 million for fiscal 2013, 2012 and 2011, respectively.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the consolidated statement of operations in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized.

The Company’s tax positions are subject to income tax audits by multiple tax jurisdictions throughout the world. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50 percent likely to be realized upon settlement with the taxing authority. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in the income tax provision.

Foreign Currency Translation

The functional currency of the Company’s major foreign subsidiaries is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on the Consolidated Statements of Comprehensive Income (Loss). Foreign currency transaction gains and losses are included in net income (loss) for the period. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates. All amounts recorded to other comprehensive income (loss) subsequent to the date of this change, will revalue with fluctuations in foreign currency.

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

New Accounting Pronouncement

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. The Company plans to adopt ASU 2012-02 by the fourth quarter of fiscal 2014 and does not believe that the adoption will have a material effect on the consolidated financial statements.

Reclassifications

Certain reclassifications to the fiscal 2012 balances were made to conform to the current period presentation. These reclassifications include accounts payable, accrued expenses and other liabilities, long-term lease liabilities and deferred income taxes.

2. Investments

Marketable Securities

At January 31, 2013, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$685,695	$5,113	$(919)	$689,889
U.S. treasury securities	38,864	20	(15)	38,869
Mortgage backed securities	12,447	278	(2)	12,723
Government obligations	9,572	72	(3)	9,641
Municipal securities	2,697	1	(32)	2,666
Collateralized mortgage obligations	150,794	1,775	(693)	151,876
U.S. agency obligations	105,224	157	(5)	105,376

Total marketable securities	$1,005,293	$7,416	$(1,669)	$1,011,040

At January 31, 2012, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$502,894	$3,485	$(1,607)	$504,772
U.S. treasury securities	79,290	70	(2)	79,358
Mortgage backed securities	15,206	375	(155)	15,426
Government obligations	3,132	78	0	3,210
Municipal securities	8,753	47	(11)	8,789
Collateralized mortgage obligations	118,729	2,192	(426)	120,495
U.S. agency obligations	107,515	331	(6)	107,840

Total marketable securities	$835,519	$6,578	$(2,207)	$839,890

The duration of the investments classified as marketable securities is as follows (in thousands):

	As of January 31,
	2013	2012
Recorded as follows:
Short-term (due in one year or less)	$120,376	$170,582
Long-term (due between one and 3 years)	890,664	669,308

	$1,011,040	$839,890

As of January 31, 2013, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$180,374	$(653)	$8,920	$(266)	$189,294	$(919)
U.S. treasury securities	16,513	(15)	0	0	16,513	(15)
Mortgage backed securities	1,173	(2)	0	0	1,173	(2)
Government obligations	6,497	(3)	0	0	6,497	(3)
Municipal securities	0	0	1,665	(32)	1,665	(32)
Collateralized mortgage obligations	72,353	(608)	6,151	(85)	78,504	(693)
U.S. agency obligations	12,996	(5)	0	0	12,996	(5)

	$289,906	$(1,286)	$16,736	$(383)	$306,642	$(1,669)

The unrealized loss for each of these fixed rate marketable securities ranged from less than $1,000 to $140,000. The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of January 31, 2013. The Company expects to receive the full principal and interest on all of these marketable securities.

Fair Value Measurement

All of the Company’s cash equivalents, marketable securities and foreign currency derivative contracts are classified within Level 1 or Level 2 because the Company’s cash equivalents, marketable securities and foreign currency derivative contracts are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

During fiscal 2013 the Company changed how it categorizes certain amounts within the fair value hierarchy. The $26.5 million of time deposits at January 31, 2012 are now reported as Level 2 fair value instruments as these were previously shown as Level 1.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of January 31, 2013 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of January 31, 2013
Cash equivalents (1):
Time deposits	$0	$22,372	$0	$22,372
Money market mutual funds	385,700	0	0	385,700
Marketable securities:
Corporate notes and obligations	0	689,889	0	689,889
U.S. treasury securities	38,869	0	0	38,869
Mortgage backed securities	0	12,723	0	12,723
Government obligations	9,641	0	0	9,641
Municipal securities	0	2,666	0	2,666
Collateralized mortgage obligations	0	151,876	0	151,876
U.S. agency obligations	0	105,376	0	105,376
Foreign currency derivative contracts (2)	0	5,643	0	5,643

Total Assets	$434,210	$990,545	$0	$1,424,755

Liabilities
Foreign currency derivative contracts (3)	$0	$3,307	$0	$3,307

Total Liabilities	$0	$3,307	$0	$3,307

(1)	Included in “cash and cash equivalents” in the accompanying Consolidated Balance Sheet as of January 31, 2013, in addition to $339.2 million of cash.
(2)	Included in “prepaid expenses and other current assets” in the accompanying Consolidated Balance Sheet as of January 31, 2013.
(3)	Included in “accounts payable, accrued expenses and other liabilities” in the accompanying Consolidated Balance Sheet as of January 31, 2013.

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of January 31, 2012 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of January 31, 2012
Cash equivalents (1):
Time deposits	$0	$26,513	$0	$26,513
Money market mutual funds	358,369	0	0	358,369
Marketable securities:
Corporate notes and obligations	0	504,772	0	504,772
U.S. treasury securities	79,358	0	0	79,358
Mortgage backed securities	0	15,426	0	15,426
Government obligations	3,210	0	0	3,210
Municipal securities	0	8,789	0	8,789
Collateralized mortgage obligations	0	120,495	0	120,495
U.S. agency obligations	0	107,840	0	107,840
Foreign currency derivative contracts (2)	0	621	0	621

Total Assets	$440,937	$784,456	$0	$1,225,393

Liabilities
Foreign currency derivative contracts (3)	$0	$2,551	$0	$2,551

Total Liabilities	$0	$2,551	$0	$2,551

(1)	Included in “cash and cash equivalents” in the accompanying Consolidated Balance Sheet as of January 31, 2012, in addition to $222.4 million of cash.
(2)	Included in “prepaid expenses and other current assets” in the accompanying Consolidated Balance Sheet as of January 31, 2012.
(3)	Included in “accounts payable, accrued expenses and other liabilities” in the accompanying Consolidated Balance Sheet as of January 31, 2012.

Derivative Financial Instruments

The Company enters into foreign currency derivative contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company uses forward currency derivative contracts to minimize the Company’s exposure of balances primarily denominated in Euros, Japanese yen, Canadian dollars and British pounds. The Company’s foreign currency derivative contracts which are not designated as hedging instruments are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. The Company’s program is not designated for trading or speculative purposes. As of January 31, 2013, the foreign currency derivative contracts that were not settled are recorded at fair value on the consolidated balance sheets.

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

Details on outstanding foreign currency derivative contracts related primarily to intercompany receivables and payables are presented below (in thousands):

	As of January 31,
	2013	2012
Notional amount of foreign currency derivative contracts	$692,637	$186,336
Fair value of foreign currency derivative contracts	$2,336	$(1,930)

The fair value of the Company’s outstanding derivative instruments are summarized below (in thousands):

		Fair Value of Derivative Instruments
		As of January 31,
	Balance Sheet Location	2013	2012
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$5,643	$621

Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Accounts payable, accrued expenses and other liabilities	$3,307	$2,551

The effect of the derivative instruments not designated as hedging instruments on the consolidated statements of operations during fiscal 2013, 2012 and 2011, respectively are summarized below (in thousands):

Derivatives Not Designated as Hedging Instruments	Gains (Losses) on Derivative Instruments Recognized in Income
		Fiscal Year Ended January 31,
	Location	2013	2012	2011
Foreign currency derivative contracts	Other expense	$16,591	$6,221	$(3,098)

Strategic Investments

The Company has four investments in marketable equity securities measured using quoted prices in their respective active markets and certain interests in non-marketable equity and debt securities that are collectively considered strategic investments. As of January 31, 2013, the fair value of the Company’s marketable equity securities of $4.9 million includes an unrealized gain of $1.7 million. As of January 31, 2012, the Company had two investments in marketable equity securities. The fair value of the Company’s marketable equity securities of $5.6 million included an unrealized gain of $3.4 million. These investments are recorded in other assets, net on the consolidated balance sheets.

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

As of January 31, 2013 and 2012, the carrying value that approximates the fair value of the Company’s investments in privately-held companies was $46.8 million and $48.3 million, respectively. These investments are recorded in other assets, net on the consolidated balance sheets.

Investment Income

Investment income consists of interest income, realized gains, and realized losses on the Company’s cash, cash equivalents and marketable securities. The components of investment income are presented below (in thousands):

	Fiscal Year Ended January 31,
	2013	2012	2011
Interest income	$17,903	$20,791	$28,273
Realized gains	5,007	6,542	12,460
Realized losses	(3,348)	(4,065)	(2,998)

Total investment income	$19,562	$23,268	$37,735

3. Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of January 31,
	2013	2012
Land	$248,263	$248,263
Building improvements	49,572	43,868
Computers, equipment and software	328,318	232,460
Furniture and fixtures	38,275	25,250
Leasehold improvements	193,181	137,587

	857,609	687,428
Less accumulated depreciation and amortization	(252,940)	(159,482)

	$604,669	$527,946

Depreciation and amortization expense totaled $101.1 million, $69.8 million and $41.4 million during fiscal 2013, 2012 and 2011, respectively.

Computers, equipment and software at January 31, 2013 and 2012 included a total of $136.9 million and $105.1 million acquired under capital lease agreements, respectively. Accumulated amortization relating to computers, equipment and software under capital leases totaled $57.8 million and $31.7 million, respectively, at January 31, 2013 and 2012. Amortization of assets under capital leases is included in depreciation and amortization expense.

In November 2010, the Company purchased approximately 14 acres of undeveloped real estate in San Francisco, California, including entitlements and improvements associated with the land. In addition to the amounts reflected in the table above, the Company recorded $23.3 million related to the perpetual parking rights and classified such rights as a purchased intangible asset as it represents an intangible right to use the existing garage. The Company has capitalized pre-construction activities related to the development of the land, including interest costs and property taxes since the November 2010 purchase. During the first quarter of fiscal 2013, the Company suspended pre-construction activity. The pre-construction costs capitalized in fiscal 2013 through the suspension date were $5.7 million. The total carrying value of the land, building improvements and perpetual parking rights was $321.1 million as of January 31, 2013. The Company continues to evaluate its future needs for office facilities space and its options for the undeveloped real estate.

There was no impairment of long-lived assets during fiscal 2013, 2012 and 2011.

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

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The estimated fair values of current and noncurrent income taxes payable and deferred taxes may be subject to change as additional information is received and certain tax returns are finalized. Thus the provisional measurements of fair value set forth above are subject to change. The Company expects to finalize the valuation as soon as practicable, but not later than one-year from the acquisition date.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(in thousands)	Fair value	Useful Life
Developed technology	$4,970	3 years
Customer relationships	1,000	1 year

Total intangible assets subject to amortization	$5,970

Developed technology represents the estimated fair value of Rypple’s social performance management technology. Customer relationships represent the fair values of the underlying relationships and agreements with Rypple customers. The goodwill balance is primarily attributed to the assembled workforce and expanded market opportunities when integrating Rypple’s social performance management technology with the Company’s other offerings. The goodwill balance is deductible for U.S. income tax purposes.

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

Fair value of consideration transferred (in thousands, except share data)
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

Developed technology represents the estimated fair value of Buddy’s social media marketing platform. Customer relationships represent the fair values of the underlying relationships and agreements with Buddy customers. The trade name and trademark represents the fair value of the brand and name recognition associated with the marketing of Buddy’s service offerings. The goodwill balance is primarily attributed to the assembled workforce and expanded market opportunities when integrating Buddy’s social media marketing platform with the Company’s other social media marketing offerings. The goodwill balance is not deductible for U.S. income tax purposes.

The Company assumed unvested options and restricted stock awards with a fair value of $67.4 million. Of the total consideration, $36.1 million was allocated to the purchase consideration and $31.3 million was allocated to future services and will be expensed over the remaining service periods on a straight-line basis.

The amounts of revenue and earnings of Buddy included in the Company’s consolidated statement of operations from the acquisition date of August 13, 2012 to the period ending January 31, 2013 are as follows:

(in thousands)
Total revenues	$19,646
Loss	$(28,998)

This loss includes approximately $21.0 million of stock-based expense.

The following pro forma financial information summarizes the combined results of operations for the Company and Buddy, which was significant for the purposes of unaudited pro forma financial information disclosure, as though the companies were combined as of the beginning of the Company’s fiscal years presented.

The unaudited pro forma financial information was as follows:

	Fiscal Year Ended January 31,
(in thousands)	2013	2012
Total revenues	$3,071,286	$2,293,236
Loss	$(297,657)	$(58,207)

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

The pro forma financial information for the years ended January 31, 2013 and 2012 combined the historical results of the Company for the fiscal years ended January 31, 2013 and 2012, the adjusted historical results of

Buddy for the fiscal years ended December 31, 2012 and 2011, due to differences in reporting periods and considering the date the Company acquired Buddy, and the effects of the pro forma adjustments listed above.

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

The developed technology represents the estimated fair value of GoInstant’s co-browsing technology and has an estimated useful life of three years. The goodwill balance is primarily attributed to the assembled workforce and expanded market opportunities when integrating GoInstant’s co-browsing technology with the Company’s other offerings. The goodwill balance is deductible for U.S. income tax purposes.

The Company assumed unvested options with a fair value of $6.2 million. Of the total consideration, $1.3 million was allocated to the purchase consideration and $4.9 million was allocated to future services and will be expensed over the remaining service periods on a straight-line basis.

Other Fiscal 2013 Business Combinations

During fiscal 2013, the Company acquired five additional companies for $15.1 million in cash, net of cash acquired, and has included the financial results of these companies in its consolidated financial statements from the date of each respective acquisition. The Company accounted for these transactions as business combinations. In allocating the purchase consideration based on estimated fair values, the Company recorded $4.1 million of acquired intangible assets with useful lives of one to three years, $12.4 million of goodwill, $0.3 million of net tangible liabilities and $1.0 million of deferred tax liabilities. Some of this goodwill balance is deductible for U.S. income tax purposes. With the exception of Buddy, none of the aforementioned business combinations, individually and in the aggregate, were material to the pro forma combined historical results of operations of the Company.

Fiscal Year 2012

Radian6 Technologies Inc.

In May 2011, the Company acquired for cash and the Company’s common stock the outstanding stock of Radian6 Technologies, Inc. (“Radian6”), a cloud application vendor based in Canada that provides customers with social media monitoring, measurement and engagement solutions. The Company acquired Radian6 to, among other things, expand its social enterprise market opportunities. The Company has included the financial results of Radian6 in the consolidated financial statements from the date of acquisition, which have not been material to date. The acquisition date fair value of the consideration transferred for Radian6 was approximately $336.6 million, which consisted of the following:

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

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed were based on management’s estimates and assumptions. During fiscal 2013 the Company finalized its assessment of fair value of the assets and liabilities assumed at acquisition date.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(in thousands)	Fair value	Useful Life
Developed technology	$84,200	3 years
Customer relationships	15,000	5 years
Trade name and trademark	3,800	3 years

Total intangible assets subject to amortization	$103,000

Developed technology represents the fair value of the Radian6 monitoring technology. Customer relationships represent the fair values of the underlying relationships and agreements with Radian6 customers. Trade name and trademark represents the fair value of brand and name recognition associated with the marketing of Radian6 service offerings. The goodwill balance is primarily attributed to the assembled workforce, expanded market opportunities and expected synergies when integrating Radian6’s social solution media technology with the Company’s offerings. The goodwill balance is deductible for tax purposes.

The Company assumed unvested options with a fair value of $23.9 million on the day of the acquisition. Of the total consideration, $4.7 million was allocated to the purchase consideration and $19.2 million was allocated to future services that are expensed over the remaining service periods on a straight-line basis.

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

The Company had a $1.0 million, or approximately seven percent, noncontrolling equity investment in Assistly prior to the acquisition. The acquisition date fair value of the Company’s previous equity interest was $3.7 million and was included in the measurement of the consideration transferred. The Company recognized a gain of $2.7 million as a result of remeasuring its prior equity interest in Assistly held before the business combination. The gain was recognized in other expense on the consolidated statement of operations.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the date of acquisition:

(in thousands)
Net tangible assets	$1,563
Deferred tax liability	(3,286)
Intangible assets	14,360
Goodwill	46,038

Net assets acquired	$58,675

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed were based on management’s estimates and assumptions. During fiscal 2013 the Company finalized its assessment of fair value of the assets and liabilities assumed at acquisition date.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(in thousands)	Fair value	Useful Life
Developed technology	$13,960	3 years
Customer relationships	400	2 years

Total intangible assets subject to amortization	$14,360

Developed technology represents the estimated fair value of Assistly’s customer service solution technology. Customer relationships represent the fair values of the underlying relationships and agreements with Assistly customers. The goodwill balance is primarily attributed to the assembled workforce and expanded market opportunities for small and emerging businesses when integrating Assistly’s customer service technology with the Company’s other offerings. The goodwill balance is not deductible for tax purposes.

The Company assumed unvested options with a fair value of $5.1 million on the day of the acquisition. Of the total consideration, $1.1 million was allocated to the purchase consideration and $4.0 million was allocated to future services that are expensed over the remaining service periods on a straight-line basis.

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

The Company had a $0.8 million, or approximately six percent, noncontrolling equity investment in Model Metrics prior to the acquisition. The acquisition date fair value of the Company’s previous equity interest was $3.8 million and was included in the measurement of the consideration transferred. The Company recognized a gain of $3.0 million as a result of remeasuring its prior equity interest in Model Metrics held before the business combination. The gain was recognized in other expense on the consolidated statement of operations.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the date of acquisition:

(in thousands)
Net tangible assets	$6,556
Deferred tax asset	636
Customer relationships	3,050
Goodwill	56,502

Net assets acquired	$66,744

Customer relationships represent the fair values of the underlying relationships and agreements with Model Metrics customers. The Company determined the useful life of the customer relationships to be less than one year. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The goodwill balance is primarily attributable to the assembled workforce and expected synergies when integrating Model Metrics with the Company’s professional services group. The goodwill balance is not deductible for tax purposes. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed were based on management’s estimates and assumptions. During fiscal 2013 the Company finalized its assessment of fair value of the assets and liabilities assumed at acquisition date.

The Company assumed unvested options with a fair value of $2.1 million on the day of the acquisition. Of the total consideration, $1.5 million was allocated to the purchase consideration and $0.6 million was allocated to future services that are expensed over the remaining service periods on a straight-line basis.

Other Fiscal 2012 Business Combinations

On February 1, 2011 the Company acquired the stock of Manymoon Corporation (“Manymoon”) for $13.6 million in cash. The Company accounted for this transaction as a business combination. In allocating the purchase consideration based on fair values, the Company recorded $4.7 million of acquired intangible assets with useful lives of one to three years, $10.5 million of goodwill, and $1.6 million of deferred tax liabilities. The goodwill balance is not deductible for tax purposes. This transaction was not material to the Company.

Additionally, during fiscal 2012, the Company acquired two additional companies for $21.2 million in cash and has included the financial results of these companies in its consolidated financial statements from the date of each respective acquisition. These transactions, individually and in aggregate, were not material to the Company.

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter.

Goodwill consisted of the following (in thousands):

Balance as of January 31, 2011	$396,081
Manymoon	10,519
Radian6	262,027
Assistly	46,038
Model Metrics	56,502
Other acquisitions	16,174
Finalization of acquisition date fair values	(1,960)

Balance as of January 31, 2012	$785,381
Rypple	45,579
Buddy Media	640,534
GoInstant	45,295
Other acquisitions	12,410
Finalization of acquisition date fair values	179

Balance as of January 31, 2013	$1,529,378

There was no impairment of goodwill during fiscal 2013, 2012 or 2011.

Intangible Assets

Intangible assets acquired resulting from business combinations are as follows as of January 31, 2013 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life in Years
Acquired developed technology	$310,582	$(172,823)	$137,759	2.7
Customer relationships	42,775	(21,599)	21,176	3.8
Trade name and trademark	8,820	(4,930)	3,890	2.8
Territory rights	3,203	(2,261)	942	2.4

Total	$365,380	$(201,613)	$163,767

The expected future amortization expense for purchased intangible assets for each of the fiscal years ended thereafter is as follows (in thousands):

Fiscal Period:
Fiscal 2014	$83,042
Fiscal 2015	35,707
Fiscal 2016	20,766
Fiscal 2017	16,418
Fiscal 2018	7,834

Total amortization expense	$163,767

There was no impairment of intangible assets during fiscal 2013, 2012 and 2011.

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

For 20 trading days during the 30 consecutive trading days ended October 31, 2012, the Company’s common stock traded at a price exceeding 130% of the conversion price of $85.36 per share applicable to the Notes. Accordingly, the Notes were convertible at the option of the holder for the Company’s common shares as of January 31, 2013 and were classified as a current liability on the Company’s consolidated balance sheet. For 20 trading days during the 30 consecutive trading days ended January 31, 2013, the Company’s common stock traded at a price exceeding 130% of the conversion price of $85.36 per share applicable to the Notes. Accordingly, the Notes will remain convertible at the holders’ option for the quarter ending April 30, 2013 and will remain classified as a current liability on the Company’s consolidated balance sheet so long as the Notes are convertible.

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

The Notes consisted of the following (in thousands):

	As of January 31,
	2013	2012
Liability component :
Principal	$574,890	$574,890
Less: debt discount, net	(53,612)	(78,741)

Net carrying amount	$521,278	$496,149

As of January 31, 2013, the remaining life of the Notes is approximately 2.0 years.

The following table sets forth total interest expense recognized related to the Notes prior to capitalization of interest (in thousands):

	Fiscal Year Ended January 31,
	2013	2012
Contractual interest expense	$4,313	$4,312
Amortization of debt issuance costs	1,324	1,324
Amortization of debt discount	25,131	23,720

	$30,768	$29,356

Effective interest rate of the liability component	5.86%	5.86%

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

Interest costs of $1.6 million, $14.1 million and $3.7 million related to the buildings and improvements and $0.8 million, $0.5 million and $0.3 million related to the Company’s capitalized internal-use software development efforts were capitalized in fiscal 2013, 2012 and 2011, respectively. During the first quarter of fiscal 2013, the Company suspended pre-construction activity, which includes capitalized interest costs, on the undeveloped real estate in San Francisco, California causing capitalization of interest costs to cease.

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

Warrants

Separately, the Company in January 2010 also entered into warrant transactions (the “Warrants”), whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, up to 6.7 million shares of the Company’s common stock at a strike price of $119.51 per share. The Company received aggregate proceeds of $59.3 million from the sale of the Warrants. As the average market value per share of the Company’s common stock for the reporting period, as measured under the Warrants, exceeds the strike price of the Warrants, the Warrants would have a dilutive effect on the Company’s earnings/loss per share. The Warrants were anti-dilutive during fiscal 2013 based on the Company’s net loss fiscal 2013. The Warrants are separate transactions, entered into by the Company and are not part of the terms of the Notes or Note Hedges. Holders of the Notes and Note Hedges will not have any rights with respect to the Warrants.

6. Other Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of January 31,
	2013	2012
Deferred professional services costs	$3,522	$10,399
Prepaid income taxes	21,180	12,785
Prepaid expenses and other current assets	101,291	57,135

	$125,993	$80,319

Capitalized Software, net

Capitalized software consisted of the following (in thousands):

	As of January 31,
	2013	2012
Capitalized internal-use software development costs, net of accumulated amortization of $72,448 and $50,300, respectively	$59,647	$41,442
Acquired developed technology, net of accumulated amortization of $179,906 and $99,886, respectively	147,676	146,970

	$207,323	$188,412

Capitalized internal-use software amortization expense totaled $22.1 million, $15.8 million and $13.1 million for fiscal 2013, 2012 and 2011, respectively. Acquired developed technology amortization expense totaled $80.0 million, $62.1 million, and $16.9 million for fiscal 2013, 2012 and 2011, respectively.

During fiscal 2013, 2012 and 2011, the Company capitalized $3.4 million, $2.4 million and $2.6 million respectively, of stock-based expenses related to capitalized internal-use software development and deferred professional services.

Other Assets, net

Other assets consisted of the following (in thousands):

	As of January 31,
	2013	2012
Deferred professional services costs, noncurrent portion	$1,077	$3,935
Long-term deposits	13,422	13,941
Purchased intangible assets, net of accumulated amortization of $28,790 and $17,868, respectively	49,354	46,110
Acquired intellectual property, net of accumulated amortization of $7,074 and $3,139, respectively	13,872	15,020
Strategic investments	51,685	53,949
Other	20,338	22,194

	$149,748	$155,149

Purchased intangible assets amortization expense for fiscal 2013, 2012 and 2011 was $10.9 million, $8.0 million and $4.2 million, respectively. Acquired intellectual property amortization expense for fiscal 2013, 2012 and 2011 was $3.9 million, $2.4 million and $0.6 million, respectively.

Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of January 31,
	2013	2012
Accounts payable	$14,535	$33,258
Accrued compensation	311,595	228,466
Accrued other liabilities	138,165	121,957
Accrued income and other taxes payable	120,341	100,471
Accrued professional costs	10,064	21,993
Accrued rent	3,006	6,115

	$597,706	$512,260

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

On June 7, 2012, 400,000 additional shares were reserved under the Inducement Plan.

On February 1, 2013, 3.5 million additional shares were reserved under the 2004 Equity Incentive Plan.

In September 2011, the Company’s Board of Directors amended and restated the 2004 Employee Stock Purchase Plan (the “ESPP”). In conjunction with the amendment of the ESPP, the Company’s Board of Directors determined that the offerings under the ESPP would commence, beginning with a twelve month offering period starting in December 2011. As of January 31, 2013, $17.6 million has been held on behalf of employees for future purchases under the plan and is recorded in accrued expenses and other liabilities. Employees purchased 738,310 shares in fiscal year 2013 for $69.1 million under the ESPP.

Prior to February 1, 2006, options issued under the Company’s stock option plans generally had a term of 10 years. After February 1, 2006, options issued have a term of 5 years.

Stock activity excluding the ESPP is as follows:

		Options Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2012	3,440,993	11,184,907	$79.78
Increase in shares authorized:
2004 Equity Incentive Plan	3,500,000	0	0.00
2Catalyze, Inc. Amended 2008 Stock Option Plan	30,177	0	0.00
2006 Inducement Equity Incentive Plan	400,000	0	0.00
Buddy Media, Inc. 2007 Equity Incentive Plan	430,494	0	0.00
Goinstant, Inc. Stock Option Plan	46,889	0	0.00
Options granted under all plans	(2,091,380)	2,091,380	123.22
Restricted stock activity	(3,428,027)	0	0.00
Stock grants to board and advisory board members	(28,650)	0	0.00
Exercised	0	(5,062,256)	54.27
1999 Plan shares expired	(78,769)	0	0.00
Cancelled	718,208	(718,208)	108.43

Balance as of January 31, 2013	2,939,935	7,495,823	$106.38	$492,879

Vested or expected to vest		7,320,699	$105.97	$484,365

Exercisable as of January 31, 2013		2,820,798	$79.27	$261,937

The total intrinsic value of the options exercised during fiscal 2013, 2012 and 2011 was $506.9 million, $224.9 million and $322.5 million, respectively. The intrinsic value is the difference between the current market value of the stock and the exercise price of the stock option.

The weighted-average remaining contractual life of vested and expected to vest options is approximately 3.1 years.

As of January 31, 2013, options to purchase 2,820,798 shares were vested at a weighted average exercise price of $79.27 per share and had a remaining weighted-average remaining contractual life of approximately 2.2 years. The total intrinsic value of these vested options as of January 31, 2013 was $261.9 million.

The following table summarizes information about stock options outstanding as of January 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$2.30 to $34.92	1,072,874	2.2	$17.35	906,605	$18.58
$37.50 to $65.44	1,099,978	2.0	62.41	579,061	61.69
$65.68 to $100.29	258,152	2.2	80.22	133,219	78.72
$108.25	1,122,554	3.8	108.25	269,477	108.25
$113.29 to $140.28	687,615	3.8	129.46	143,825	129.04
$142.50	1,573,951	2.8	142.50	726,201	142.50
$143.46 to $169.35	1,680,699	4.4	151.48	62,410	149.56

	7,495,823	3.2	$106.38	2,820,798	$79.27

Restricted stock activity is as follows:

	Restricted Stock Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2011	3,216,103	$0.001
Granted	3,207,805	0.001
Cancelled	(288,959)	0.001
Vested and converted to shares	(1,172,686)	0.001

Balance as of January 31, 2012	4,962,263	$0.001
Granted	4,070,938	0.001
Cancelled	(617,906)	0.001
Vested and converted to shares	(1,719,640)	0.001

Balance as of January 31, 2013	6,695,655	$0.001	$1,152,523

Expected to vest	6,314,059		$1,086,839

The restricted stock, which upon vesting entitles the holder to one share of common stock for each share of restricted stock, has an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and generally vest over 4 years.

The weighted-average fair value of the restricted stock issued in fiscal 2013, 2012 and 2011 was $150.85, $121.87 and $108.03, respectively.

Common Stock

The following number of shares of common stock were reserved and available for future issuance at January 31, 2013:

Options outstanding	7,495,823
Restricted stock awards and units outstanding	6,695,655
Stock available for future grant:
2004 Equity Incentive Plan	2,084,916
2006 Inducement Equity Incentive Plan	306,419
2004 Employee Stock Purchase Plan	1,261,690
2004 Outside Directors Stock Plan	548,600
0.75% Convertible senior notes	6,734,664
Warrants	6,735,953

31,863,720

During fiscal years 2013, 2012 and 2011, certain board members received stock grants totaling 25,600 shares of common stock, 36,800 shares of common stock and 48,000 shares of common stock, respectively for board services pursuant to the terms described in the 2004 Outside Directors Stock Plan. The expense related to these awards, which was expensed immediately at the time of the issuance, totaled $3.8 million, $4.9 million and $4.9 million for fiscal 2013, 2012 and 2011, respectively.

Preferred Stock

The Company’s board of directors has the authority, without further action by stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. The ability to issue preferred stock could delay or impede a change in control. At January 31, 2013 and 2012, no shares of preferred stock were outstanding.

8. Income Taxes

Effective Tax Rate

The domestic and foreign components of income (loss) before provision for (benefit from) income taxes and noncontrolling interest consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2013	2012	2011
Domestic	$(90,743)	$(27,303)	$75,515
Foreign	(37,051)	(6,014)	28,783

	$(127,794)	$(33,317)	$104,298

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2013	2012	2011
Current:
Federal	$12,896	$9,344	$29,992
State	3,021	4,346	6,276
Foreign	30,261	15,709	13,239

Total	46,178	29,399	49,507
Deferred:
Federal	72,656	(36,601)	(8,687)
State	28,538	(10,603)	(4,745)
Foreign	(4,721)	(3,940)	(1,474)

Total	96,473	(51,144)	(14,906)

Provision for (benefit from) income taxes	$142,651	$(21,745)	$34,601

During fiscal 2013, 2012 and 2011, the Company recorded net tax benefits that resulted from allocating certain tax effects related to exercises of stock options and vesting of restricted stocks directly to stockholders’ equity in the amount of $7.2 million, $1.6 million, and $36.1 million, respectively.

A reconciliation of income taxes at the statutory federal income tax rate to the provision for (benefit from) income taxes included in the accompanying consolidated statements of operations is as follows (in thousands):

	Fiscal Year Ended January 31,
	2013	2012	2011
U.S. federal taxes at statutory rate	$(44,729)	$(11,661)	$36,504
State, net of the federal benefit	(969)	(6)	6,069
Foreign taxes in excess of the U.S. statutory rate	16,931	10,555	3,412
Change in valuation allowance	186,806	0	0
Tax credits	(17,670)	(15,049)	(13,625)
Non-deductible expenses	4,807	5,345	2,621
Tax benefit from acquisitions	(3,568)	(12,575)	0
Other, net	1,043	1,646	(380)

	$142,651	$(21,745)	$34,601

The Company receives certain tax incentives in Switzerland and Singapore in the form of reduced tax rates. These temporary tax reduction programs will expire in 2016 and 2014, respectively. The Singapore program, however, is eligible for renewal.

Deferred Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	As of January 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$62,603	$35,942
Deferred stock compensation	69,593	61,029
Tax credits	75,812	54,243
Deferred rent expense	28,022	11,661
Accrued liabilities	63,257	49,825
Deferred revenue	30,441	5,936
Basis difference on investment	8,569	3,789
Other	9,916	6,792

Total deferred tax assets	348,213	229,217
Less valuation allowance	(192,682)	(4,624)

Deferred tax assets, net of valuation allowance	155,531	224,593
Deferred tax liabilities:
Deferred commissions	(72,470)	(49,029)
Purchased intangibles	(14,739)	(18,052)
Unrealized gains on investments	(2,768)	(2,881)
Depreciation and amortization	(41,832)	(26,352)
Other	(7,351)	(8,871)

Total deferred tax liabilities	(139,160)	(105,185)

Net deferred tax assets	$16,371	$119,408

The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, the Company considers its cumulative loss in recent years as a significant piece of negative evidence. Therefore, in fiscal 2013, the Company established a valuation allowance against a significant portion of its deferred tax assets and its valuation allowance increased by $188.1 million at January 31, 2013. The Company will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions going forward and adjust the valuation allowance accordingly. The excess tax benefits associated with stock option exercises are recorded directly to stockholders’ equity only when the tax deduction is realized on the income tax returns. As a result, the excess tax benefits included in net operating loss carryforwards but are not reflected in deferred tax assets for fiscal 2013 and 2012 are $316.2 million and $149.1 million, respectively.

At January 31, 2013, the Company had net operating loss carryforwards for federal income tax purposes of approximately $955.0 million, which expire in 2021 through 2033, federal research and development tax credits of approximately $52.7 million, which expire in 2020 through 2033, foreign tax credits of approximately $7.9 million, which expire in 2019 through 2023, and minimum tax credits of $0.7 million, which have no expiration date. The Company also had net operating loss carryforwards for state income tax purposes of approximately $489.8 million which expire beginning in 2015 and state research and development tax credits of approximately $49.0 million and $10.0 million of state enterprise zone tax credits, which do not expire. Utilization of the Company’s net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

Tax Benefits Related to Stock-Based Compensation

The total income tax benefit in the accompanying consolidated statements of operations related to stock-based awards was $113.9 million, $76.0 million and $44.1 million for fiscal 2013, 2012 and 2011, respectively. Beginning in fiscal 2013, the majority of the tax benefit was not recognized as a result of the valuation allowance.

The Company reduced its income tax payable by the tax benefit realized from the exercise, sale or vesting of the stock options or similar instruments during fiscal 2013 was $127.2 million.

Unrecognized Tax Benefits and Other Considerations

Tax positions for the Company and its subsidiaries are subject to income tax audits by many tax jurisdictions throughout the world. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50 percent likely to be realized upon settlement with the taxing authority. The Company had gross unrecognized tax benefits of $75.1 million and $52.0 million as of January 31, 2013 and 2012 respectively.

A reconciliation of the beginning and ending balance of total unrecognized tax benefits for fiscal years 2013, 2012, and 2011 is as follows (in thousands):

	Fiscal Year Ended January 31,
	2013	2012	2011
Balance as of February 1,	$51,971	$27,462	$22,053
Tax positions taken in prior period:
Gross increases	7,304	10,008	41
Gross decreases	(4,460)	(23)	(811)
Tax positions taken in current period:
Gross increases	24,401	15,965	8,047
Settlements	(121)	0	(39)
Lapse of statute of limitations	(4,159)	(1,143)	(1,741)
Currency translation effect	208	(298)	(88)

Balance as of January 31,	$75,144	$51,971	$27,462

For fiscal year 2013, 2012 and 2011 total unrecognized tax benefits in an amount of $32.3 million, $39.1 million, and $20.4 million respectively, if recognized, would reduce income tax expense and the Company’s effective tax rate.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in the income tax provision. The Company accrued no penalties and interest in the amount of $1.7 million in income tax expense at the end of January 31, 2013.

The Company’s U.S. federal and state tax returns for several tax years since February 1999, which was the inception of the Company, remain open to examination. Outside the U.S., the Company operates in major jurisdictions including Canada, Australia, Japan and United Kingdom. With some exceptions, all tax years in jurisdictions outside of U.S. are generally open and could be subject to examinations, however, in Japan and United Kingdom, the Company is no longer subject to examinations for years prior to fiscal 2008 and 2010, respectively.

The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. In the next 12 months, it is reasonably possible that the unrecognized tax benefits may decrease by approximately $4.0 million due to lapsing of the statute of limitations.

9. Earnings/Loss Per Share

Basic earnings/loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the fiscal period. Diluted earnings/loss per share is computed giving effect to all potential weighted average dilutive common stock, including options, restricted stock units, warrants and the convertible senior notes. The dilutive effect of outstanding awards and convertible securities is reflected in diluted earnings per share by application of the treasury stock method. Diluted loss per share for fiscal 2013 and 2012 are the same as basic loss per share as there is a net loss in these periods and inclusion of potentially issuable shares would be anti-dilutive.

A reconciliation of the denominator used in the calculation of basic and diluted earnings/loss per share is as follows (in thousands):

	Fiscal Year Ended January 31,
	2013	2012	2011
Numerator:
Net income (loss) attributable to salesforce.com	$(270,445)	$(11,572)	$64,474

Denominator:
Weighted-average shares outstanding for basic income (loss) per share	141,224	135,302	130,222
Effect of dilutive securities:
Convertible senior notes	0	0	1,561
Employee stock awards	0	0	4,815
Warrants	0	0	0

Adjusted weighted-average shares outstanding and assumed conversions for diluted income (loss) per share	141,224	135,302	136,598

The weighted-average number of shares outstanding used in the computation of basic and diluted earnings/loss per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings/loss per share because the effect would have been anti-dilutive (in thousands):

	Fiscal Year Ended January 31,
	2013	2012	2011
Stock awards	7,517	7,560	1,061
Warrants	6,736	6,736	6,376
Convertible senior notes	6,735	6,735	0

10. Commitments

Letters of Credit

As of January 31, 2013, the Company had a total of $60.8 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and mature at various dates through December 2030.

Leases

The Company leases facilities space and certain fixed assets under non-cancelable operating and capital leases with various expiration dates.

As of January 31, 2013, the future minimum lease payments under non-cancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Period:
Fiscal 2014	$31,694	$151,347
Fiscal 2015	12,834	140,249
Fiscal 2016	9,566	131,439
Fiscal 2017	8,764	126,099
Fiscal 2018	3,995	124,329
Thereafter	0	912,952

Total minimum lease payments	66,853	$1,586,415

Less: amount representing interest	(4,041)

Present value of capital lease obligations	$62,812

The Company’s agreements for the facilities and certain services provide the Company with the option to renew. The Company’s future contractual obligations would change if the Company exercised these options.

The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Of the total operating lease commitment balance of $1.6 billion, approximately $1.5 billion is related to facilities space. The remaining commitment amount is related to computer equipment and other leases.

Rent expense for fiscal 2013, 2012 and 2011 was $88.3 million, $70.3 million and $52.8 million, respectively.

11. Employee Benefit Plan

The Company has a 401(k) plan covering all eligible employees in the United States. Since January 1, 2006, the Company has been contributing to the plan. Total Company contributions during fiscal 2013, 2012 and 2011, were $22.1 million, $15.7 million and $11.0 million, respectively.

12. Legal Proceedings

In the ordinary course of business, the Company is involved in various legal proceedings and claims related to alleged infringement of third-party patents and other intellectual property rights, commercial, labor and employment, wage and hour, and other claims.

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

13. Related-Party Transactions

In January 1999, the salesforce.com/foundation, also referred to as the Foundation, a non-profit public charity, was chartered to build philanthropic programs that are focused on youth and technology. The Company’s chairman is the chairman of the Foundation. He, two of the Company’s employees and one of the Company’s board members hold four of the Foundation’s ten board seats. The Company does not control the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s statement of activities with its financial results.

Since the Foundation’s inception, the Company has provided at no charge certain resources to Foundation employees such as office space. The value of these items was in excess of $150,000 per quarter during fiscal 2013.

In addition to the resource sharing with the Foundation, the Company issued the Foundation warrants in August 2002 to purchase shares of the Company’s common stock. All of the warrants were exercised in prior years. As of January 31, 2013, the Foundation held 76,000 shares of salesforce.com common stock. Additionally, the Company has donated subscriptions to the Company’s service to other qualified non-profit organizations. The Company also allows an affiliate of the Foundation to resell the Company’s service to large non-profit organizations. The Company does not charge the affiliate for the subscriptions and plans to continue these programs.

14. Subsequent Events

The Company evaluated subsequent events through the date this Annual Report on Form 10-K was filed with the SEC.

15. Selected Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for fiscal 2013 and 2012 is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
	(in thousands, except per share data)
Fiscal 2013
Revenues	$695,467	$731,649	$788,398	$834,681	$3,050,195
Gross profit	543,916	569,231	602,150	651,319	2,366,616
Loss from operations	(22,249)	(13,466)	(54,188)	(20,807)	(110,710)
Net loss	(19,475)	(9,829)	(220,297)	(20,844)	(270,445)
Basic net loss per share	$(0.14)	$(0.07)	$(1.55)	$(0.14)	$(1.92)
Diluted net loss per share	$(0.14)	$(0.07)	$(1.55)	$(0.14)	$(1.92)

Fiscal 2012
Revenues	$504,364	$546,002	$584,260	$631,913	$2,266,539
Gross profit	401,298	425,092	455,695	495,568	1,777,653
Loss from operations	(2,803)	(15,748)	(10,157)	(6,377)	(35,085)
Net income (loss)	530	(4,268)	(3,756)	(4,078)	(11,572)
Basic net income (loss) per share	$0.00	$(0.03)	$(0.03)	$(0.03)	$(0.09)
Diluted net income (loss) per share	$0.00	$(0.03)	$(0.03)	$(0.03)	$(0.09)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2013 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2013. We reviewed the results of management’s assessment with our Audit Committee.

The effectiveness of our internal control over financial reporting as of January 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

(c) Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended January 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have adopted a code of ethics, our Code of Conduct, which applies to all employees, including our principal executive officer, Marc Benioff, principal financial and accounting officer, Graham Smith, and all other executive officers. The Code of Conduct is available on our website at http://www.salesforce.com/company/investor/governance/. A copy may also be obtained without charge by contacting Investor Relations, salesforce.com, inc., The Landmark @ One Market, Suite 300, San Francisco, California 94105 or by calling (415) 901-7000.

We plan to post on our website at the address described above any future amendments or waivers of our Code of Conduct.

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

(c) Financial Statement Schedules.

salesforce.com, inc.

Schedule II Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions	Deduction s Write-offs	Balance at End of Year
Fiscal year ended January 31, 2013
Allowance for doubtful accounts	$1,273,000	$6,350,000	$5,770,000	$1,853,000
Fiscal year ended January 31, 2012
Allowance for doubtful accounts	$1,711,000	$4,174,000	$4,612,000	$1,273,000
Fiscal year ended January 31, 2011
Allowance for doubtful accounts	$1,050,000	$3,995,000	$3,334,000	$1,711,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 8, 2013

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

Signature	Title	Date

/S/ MARC BENIOFF Marc Benioff	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 8, 2013

/S/ GRAHAM SMITH Graham Smith	Chief Financial Officer (Principal Financial & Accounting Officer)	March 8, 2013

/S/ CRAIG CONWAY Craig Conway	Director	March 8, 2013

/S/ ALAN HASSENFELD Alan Hassenfeld	Director	March 8, 2013

/S/ CRAIG RAMSEY Craig Ramsey	Director	March 8, 2013

/S/ SANFORD R. ROBERTSON Sanford R. Robertson	Director	March 8, 2013

/S/ STRATTON SCLAVOS Stratton Sclavos	Director	March 8, 2013

Signature	Title	Date

/S/ LAWRENCE TOMLINSON Lawrence Tomlinson	Director	March 8, 2013

/S/ MAYNARD WEBB Maynard Webb	Director	March 8, 2013

/S/ SHIRLEY YOUNG Shirley Young	Director	March 8, 2013

Index to Exhibits

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger dated as of December 7, 2010, by and among salesforce.com, inc., Hi’iaka Acquisition Corporation, Heroku, Inc. and with respect to Articles VII, VIII and IX thereof only, John Connors as Stockholder Representative and U.S. Bank National Association as Escrow Agent		8-K	001-32224	2.1	12/08/2010

2.2	Share Purchase Agreement dated as of March 30, 2011, by and among salesforce.com, inc., salesforce.com Canada Corporation, Radian6 Technologies Inc. and each of the Radian6 Technologies Inc. shareholders, and the shareholder representative		8-K	001-32224	2.1	03/30/2011

2.3	Agreement and Plan of Merger dated June 3, 2012, by and among salesforce.com, inc., Bullseye Merger Corporation, Buddy Media, Inc., and Shareholder Representative Services LLC		8-K	001-32224	2.1	06/04/2012

3.1	Restated Certificate of Incorporation of salesforce.com, inc.		S-1/A	333-111289	3.2	04/20/2004

3.2	Amended and Restated Bylaws of salesforce.com, inc.		8-K	001-32224	3.1	01/14/2011

4.1	Specimen Common Stock Certificate		S-1/A	333-111289	4.2	04/20/2004

4.2	Indenture between salesforce.com, inc. and U.S. Bank National Association, dated as of January 19, 2010 including the form of 0.75% Convertible Senior Notes due 2015 therein		8-K	001-32224	4.1	01/19/2010

10.1*	Form of Indemnification Agreement between salesforce.com, inc. and its officers and directors		S-1/A	333-111289	10.1	04/20/2004

10.2*	1999 Stock Option Plan, as amended		10-K	001-32224	10.2	03/15/2006

10.3*	2004 Equity Incentive Plan, as amended		10-Q	001-32224	10.1	08/22/2008

10.4*	2004 Employee Stock Purchase Plan, as amended		10-Q	001-32224	10.3	11/29/2011

10.5*	2004 Outside Directors Stock Plan, as amended		10-K	001-32224	10.5	03/23/2011

10.6*	2006 Inducement Equity Incentive Plan		8-K	001-32224	10.1	06/08/2012

10.7*	Kokua Bonus Plan		8-K	001-32224	10.2	06/08/2012

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date

10.8	Radian6 Technologies Inc. Third Amended and Restated Stock Option Plan and form of agreement thereunder		S-8	333-174209	4.3	05/13/2011

10.9	Assistly, Inc. 2009 Stock Plan		S-8	333-177018	4.2	09/27/2011

10.10	Model Metrics, Inc. 2008 Stock Plan		S-8	333-178606	4.1	12/19/2011

10.11	2Catalyze, Inc. Second Amended 2008 Stock Option Plan and Form of Option Agreement thereunder		S-8	333-179317	4.1	02/02/2012

10.12	Buddy Media, Inc. 2007 Equity Incentive Plan, as amended		S-8	333-183580	4.2	08/27/2012

10.13	Goinstant, Inc. Stock Option Plan		S-8	333-183885	4.1	09/13/2012

10.14**	Master Service Agreement dated May 17, 2005 between salesforce.com, inc. and Equinix, Inc.		10-K	001-32224	10.8	03/15/2006

10.15	Resource Sharing Agreement dated as of January 29, 2009 between salesforce.com, inc., salesforce.com foundation, and salesforce.org		10-K	001-32224	10.10	03/09/2009

10.16	Reseller Agreement dated as of January 30, 2009 between salesforce.com, inc. and salesforce.org, as amended		10-Q	001-32224	10.1	05/25/2012

10.17*	Form of Offer Letter and schedule of omitted details thereto		10-K	001-32224	10.11	03/09/2012

10.18*	Form of Change of Control and Retention Agreement as entered into with Marc Benioff		10-K	001-32224	10.13	03/09/2009

10.19*	Form of Change of Control and Retention Agreement as entered into with Blair Crump, Parker Harris, George Hu, Hilarie Koplow-McAdams, Burke Norton, Graham Smith, Jim Steele, Polly Sumner and Frank van Veenendaal		10-K	001-32224	10.14	03/09/2009

10.20	Purchase Agreement dated January 12, 2010 between salesforce.com, inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers named in Schedule A thereto		8-K	001-32224	10.1	01/19/2010

10.21	Form of Convertible Bond Hedge Confirmation		8-K	001-32224	10.2	01/19/2010

10.22	Form of Warrant Confirmation		8-K	001-32224	10.3	01/19/2010

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date

10.23**	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of October 21, 2010 by and between ARE-San Francisco No. 22, LLC and Bay Jacaranda No. 3334, LLC		10-K/A	001-32224	10.18	06/24/2011

10.24**	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of October 21, 2010 by and between ARE-San Francisco No. 16, LLC and Bay Jacaranda No. 2932, LLC		10-K/A	001-32224	10.19	06/24/2011

10.25**	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of October 21, 2010 by and between ARE-San Francisco No. 19, LLC and Bay Jacaranda No. 2627, LLC		10-K/A	001-32224	10.20	06/24/2011

21.1	List of Subsidiaries	X

23.1	Consent of Independent Registered Public Accounting Firm	X

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)	X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Extension Definition

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested for a portion of this exhibit.
†	The financial information contained in these XBRL documents is unaudited and these are not the official publicly filed financial statements of salesforce.com, inc. The purpose of submitting these XBRL documents is to test the related format and technology, and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.