Form 10-Q
period 2013-04-30
SALESFORCE COM INC
filed 2013-05-24
CIK 1108524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2013

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

As of April 30, 2013, there were approximately 590.0 million shares of the Registrant’s Common Stock outstanding.

salesforce.com, inc.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

salesforce.com, inc.

Condensed Consolidated Balance Sheets

(in thousands)

	April 30, 2013	January 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,927,990	$747,245
Short-term marketable securities	171,827	120,376
Accounts receivable, net	502,609	872,634
Deferred commissions	119,499	142,311
Prepaid expenses and other current assets	154,114	133,314

Total current assets	2,876,039	2,015,880
Marketable securities, noncurrent	979,640	890,664
Property and equipment, net	623,684	604,669
Deferred commissions, noncurrent	106,710	112,082
Capitalized software, net	192,429	207,323
Goodwill	1,544,584	1,529,378
Other assets, net	190,623	168,960

Total assets	$6,513,709	$5,528,956

Liabilities, temporary equity and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$527,080	$597,706
Deferred revenue	1,674,797	1,798,640
Convertible 0.75% senior notes, net	527,810	521,278

Total current liabilities	2,729,687	2,917,624
Convertible 0.25% senior notes, net	1,029,495	0
Income taxes payable, noncurrent	49,239	49,074
Long-term lease liabilities and other	137,049	126,658
Deferred revenue, noncurrent	58,363	64,355

Total liabilities	4,003,833	3,157,711

Temporary equity	47,080	53,612

Stockholders’ equity:
Common stock (1)	590	586
Additional paid-in capital (1)	2,627,183	2,410,892
Accumulated other comprehensive income	13,726	17,137
Accumulated deficit	(178,703)	(110,982)

Total stockholders’ equity	2,462,796	2,317,633

Total liabilities, temporary equity and stockholders’ equity	$6,513,709	$5,528,956

(1)	Prior period results have been adjusted to reflect the four-for-one stock split through a stock dividend which occurred in April 2013.

See accompanying Notes.

salesforce.com, inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended April 30,
	2013	2012
Revenues:
Subscription and support	$842,221	$655,220
Professional services and other	50,412	40,247

Total revenues	892,633	695,467
Cost of revenues (1)(2):
Subscription and support	153,550	108,744
Professional services and other	55,444	42,807

Total cost of revenues	208,994	151,551
Gross profit	683,639	543,916
Operating expenses (1)(2):
Research and development	131,939	94,776
Marketing and sales	466,490	369,789
General and administrative	129,750	101,600

Total operating expenses	728,179	566,165
Loss from operations	(44,540)	(22,249)
Investment income	3,354	4,461
Interest expense	(11,883)	(6,370)
Other expense	(874)	(710)

Loss before benefit from (provision for) income taxes	(53,943)	(24,868)
Benefit from (provision for) income taxes	(13,778)	5,393

Net loss	$(67,721)	$(19,475)

Basic net loss per share (3)	$(0.12)	$(0.04)
Diluted net loss per share (3)	$(0.12)	$(0.04)
Shares used in computing basic net loss per share (3)	588,385	552,600
Shares used in computing diluted net loss per share (3)	588,385	552,600

(1) Amounts include amortization of purchased intangibles from	Three Months Ended April 30,
business combinations, as follows:	2013	2012
Cost of revenues	$21,305	$17,448
Marketing and sales	2,460	3,427

(2) Amounts include stock-based expenses, as follows:	Three Months Ended April 30,
	2013	2012
Cost of revenues	$10,678	$7,253
Research and development	24,429	15,667
Marketing and sales	59,802	41,987
General and administrative	19,820	16,359

(3)	Prior period results have been adjusted to reflect the four-for-one stock split through a stock dividend which occurred in April 2013.

See accompanying Notes.

salesforce.com, inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended April 30,
	2013	2012
Net loss	$(67,721)	$(19,475)
Other comprehensive loss, before tax and net of reclassification adjustments:
Foreign currency translation and other losses	(5,760)	(3,188)
Unrealized gains on investments	1,721	1,120

Other comprehensive loss, before tax	(4,039)	(2,068)
Tax effect	628	(418)

Other comprehensive loss, net of tax	(3,411)	(2,486)

Comprehensive loss	$(71,132)	$(21,961)

See accompanying Notes.

salesforce.com, inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended April 30,
	2013	2012
Operating activities:
Net loss	$(67,721)	$(19,475)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	62,297	49,441
Amortization of debt discount and transaction costs	9,670	4,669
Amortization of deferred commissions	45,667	36,246
Expenses related to employee stock plans	114,729	81,266
Excess tax benefits from employee stock plans	(1,866)	(11,043)
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	369,889	312,660
Deferred commissions	(17,483)	(32,118)
Prepaid expenses and other current assets	(7,872)	(20,349)
Other assets	1,522	1,755
Accounts payable, accrued expenses and other liabilities	(95,808)	(144,260)
Deferred revenue	(129,835)	(45,580)

Net cash provided by operating activities	283,189	213,212

Investing activities:
Business combinations, net of cash acquired	(22,161)	(48,913)
Land activity and building improvements	0	(4,106)
Strategic investments	(5,116)	(2,665)
Purchases of marketable securities	(264,287)	(487,803)
Sales of marketable securities	111,740	75,522
Maturities of marketable securities	14,558	37,699
Capital expenditures	(54,010)	(44,721)

Net cash used in investing activities	(219,276)	(474,987)

Financing activities:
Proceeds from borrowings on convertible senior notes, net	1,132,750	0
Proceeds from issuance of warrants	84,800	0
Purchase of convertible note hedge	(153,800)	0
Proceeds from employee stock plans	66,524	93,567
Excess tax benefits from employee stock plans	1,866	11,043
Principal payments on capital lease obligations	(8,499)	(7,574)

Net cash provided by financing activities	1,123,641	97,036

Effect of exchange rate changes	(6,809)	(1,760)

Net increase (decrease) in cash and cash equivalents	1,180,745	(166,499)
Cash and cash equivalents, beginning of period	747,245	607,284

Cash and cash equivalents, end of period	$1,927,990	$440,785

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest, net	$642	$624
Income taxes, net of tax refunds	$17,283	$41,961
Non-cash financing and investing activities:
Fixed assets acquired under capital leases	$6,557	$6,874
Fair value of equity awards assumed	$—	$2,204

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

Fiscal Year

The Company’s fiscal year ends on January 31. References to fiscal 2014, for example, refer to the fiscal year ending January 31, 2014.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of April 30, 2013 and the condensed consolidated statements of operations, the condensed consolidated statement of comprehensive loss and the condensed consolidated statements of cash flows for the three months ended April 30, 2013 and 2012, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2013 was derived from the audited consolidated financial statements which are included in the Company’s Form 10-K for the fiscal year ended January 31, 2013, which was filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2013. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s fiscal 2013 Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of April 30, 2013, and its results of operations, including its comprehensive loss, and its cash flows for the three months ended April 30, 2013 and 2012. All adjustments are of a normal recurring nature. The results for the three months ended April 30, 2013 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2014.

On March 20, 2013, the Company’s certificate of incorporation was amended to increase the number of authorized shares of common stock from 400.0 million to 1.6 billion in order to provide for a four-for-one stock split of the common stock effected in the form of a stock dividend. The record date for the stock split was April 3, 2013, and the additional shares were distributed on April 17, 2013. Each stockholder of record on the close of business on the record date received three additional shares of common stock for each share held. All share and per share data presented herein reflect the impact of the increase in authorized shares and the stock split, as appropriate.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in the Company’s condensed consolidated financial statements and notes thereto.

Significant estimates and assumptions made by management include the determination of:

•	the best estimate of selling price of the deliverables included in multiple-deliverable revenue arrangements,

•	the assessment of recoverability of long-lived assets (property and equipment, goodwill and identified intangibles),

•	the fair value of assets acquired and liabilities assumed for business combinations,

•	the recognition, measurement and valuation of current and deferred income taxes,

•	the recognition and measurement of loss contingencies,

•	the fair value of stock awards issued,

•	the valuation of strategic investments and the determination of other-than-temporary impairments, and

•

the effective imputed interest rates for similar notes payables that did not have a convertible feature, and which was used in the determination of the liability component of the Convertible Senior Notes.

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

No customer accounted for more than five percent of accounts receivable at April 30, 2013 and January 31, 2013, respectively. No single customer accounted for five percent or more of total revenue during the three months ended April 30, 2013 and 2012.

Geographic Locations

As of April 30, 2013 and January 31, 2013, assets located outside the Americas were 13 percent and 16 percent of total assets, respectively.

Revenues by geographical region are as follows (in thousands):

	Three Months Ended April 30,
	2013	2012
Americas	$631,108	$484,953
Europe	162,826	118,294
Asia Pacific	98,699	92,220

	$892,633	$695,467

Approximately 95 percent and 94 percent of the Americas revenue for the three months ended April 30, 2013 and 2012, respectively, is attributed to the United States.

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

Multiple-Deliverable Arrangements

The Company enters into arrangements with multiple-deliverables that generally include multiple subscriptions, premium support and professional services. If the deliverables have standalone value upon delivery, the Company accounts for each deliverable separately. Subscription services have standalone value as such services are often sold separately. In determining whether professional services have standalone value, the Company considers the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the subscription service start date and the contractual dependence of the subscription service on the customer’s satisfaction with the professional services work. To date, the Company has concluded that all of the professional services included in multiple-deliverable arrangements executed have standalone value.

Multiple-deliverables included in an arrangement are separated into different units of accounting and the arrangement consideration is allocated to the identified separate units based on a relative selling price hierarchy. The Company determines the relative selling price for a deliverable based on its vendor-specific objective evidence of selling price (“VSOE”), if available, or its best estimate of selling price (“BESP”), if VSOE is not available. The Company has determined that third-party evidence of selling price (“TPE”) is not a practical alternative due to differences in its service offerings compared to other parties and the availability of relevant third-party pricing information. The amount of revenue allocated to delivered items is limited by contingent revenue, if any.

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

Marketable Securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the condensed consolidated statements of comprehensive loss. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of investment income. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value and its intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of investment income.

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

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three Months Ended April 30,
Stock Options	2013	2012
Volatility	43%	51%
Estimated life	3.7 years	3.7 years
Risk-free interest rate	0.52-0.59%	0.65-0.77%
Dividend yield	0	0
Weighted-average fair value per share of grants	$13.47	$13.85

There were no stock purchase rights granted under the ESPP during the three months ended April 30, 2013 and 2012.

The Company estimated its future stock price volatility considering both its observed option-implied volatilities and its historical volatility calculations. Management believes this is the best estimate of the expected volatility over the expected life of its stock options.

The Company also estimated the probability of performance conditions that effect the vesting of certain awards being achieved and only recognizes expense for those shares expected to vest.

The estimated life for the stock options was based on an actual analysis of expected life. The risk free interest rate is based on the rate for a U.S. government security with the same estimated life at the time of the option grant.

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

Foreign Currency Translation

The functional currency of the Company’s major foreign subsidiaries is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on the condensed consolidated statements of comprehensive loss. Foreign currency transaction gains and losses are included in net loss for the period. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates. All amounts recorded to other comprehensive loss subsequent to the date of this change will revalue with fluctuations in foreign currency.

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

New Accounting Pronouncement

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. The Company adopted ASU 2012-02 in fiscal 2014 and does not believe that the adoption will have a material effect on the condensed consolidated financial statements.

2. Investments

Marketable Securities

At April 30, 2013, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$841,692	$7,154	$(381)	$848,465
U.S. treasury securities	47,549	75	0	47,624
Mortgage backed securities	11,297	278	0	11,575
Government obligations	17,881	141	(5)	18,017
Municipal securities	2,624	29	0	2,653
Collateralized mortgage obligations	145,071	1,701	(334)	146,438
U.S. agency obligations	76,545	151	(1)	76,695

Total marketable securities	$1,142,659	$9,529	$(721)	$1,151,467

At January 31, 2013, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$685,695	$5,113	$(919)	$689,889
U.S. treasury securities	38,864	20	(15)	38,869
Mortgage backed securities	12,447	278	(2)	12,723
Government obligations	9,572	72	(3)	9,641
Municipal securities	2,697	1	(32)	2,666
Collateralized mortgage obligations	150,794	1,775	(693)	151,876
U.S. agency obligations	105,224	157	(5)	105,376

Total marketable securities	$1,005,293	$7,416	$(1,669)	$1,011,040

The duration of the investments classified as marketable securities is as follows (in thousands):

	As of
	April 30, 2013	January 31, 2013
Recorded as follows:
Short-term (due in one year or less)	$171,827	$120,376
Long-term (due between one and 3 years)	979,640	890,664

	$1,151,467	$1,011,040

As of April 30, 2013, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$75,249	$(179)	$9,030	$(202)	$84,279	$(381)
Government obligations	9,495	(5)	0	0	9,495	(5)
Collateralized mortgage obligations	47,635	(257)	6,321	(77)	53,956	(334)
U.S. agency obligations	2,499	(1)	0	0	2,499	(1)

	$134,878	$(442)	$15,351	$(279)	$150,229	$(721)

The unrealized loss for each of these fixed rate marketable securities ranged from less than $1,000 to $96,000. The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of April 30, 2013. The Company expects to receive the full principal and interest on all of these marketable securities.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of April 30, 2013 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of April 30, 2013
Cash equivalents (1):
Time deposits	$0	$521,396	$0	$521,396
Money market mutual funds	1,030,648	0	0	1,030,648
Marketable securities:
Corporate notes and obligations	0	848,465	0	848,465
U.S. treasury securities	47,624	0	0	47,624
Mortgage backed securities	0	11,575	0	11,575
Government obligations	18,017	0	0	18,017
Municipal securities	0	2,653	0	2,653
Collateralized mortgage obligations	0	146,438	0	146,438
U.S. agency obligations	0	76,695	0	76,695
Foreign currency derivative contracts (2)	0	1,334	0	1,334

Total Assets	$1,096,289	$1,608,556	$0	$2,704,845

Liabilities
Foreign currency derivative contracts (3)	$0	$1,554	$0	$1,554

Total Liabilities	$0	$1,554	$0	$1,554

(1)	Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheet as of April 30, 2013, in addition to $375.9 million of cash.
(2)	Included in “prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheet as of April 30, 2013.
(3)	Included in “accounts payable, accrued expenses and other liabilities” in the condensed consolidated balance sheet as of April 30, 2013.

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of January 31, 2013 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of January 31, 2013
Cash equivalents (1):
Time deposits	$0	$22,372	$0	$22,372
Money market mutual funds	385,700	0	0	385,700
Marketable securities:
Corporate notes and obligations	0	689,889	0	689,889
U.S. treasury securities	38,869	0	0	38,869
Mortgage backed securities	0	12,723	0	12,723
Government obligations	9,641	0	0	9,641
Municipal securities	0	2,666	0	2,666
Collateralized mortgage obligations	0	151,876	0	151,876
U.S. agency obligations	0	105,376	0	105,376
Foreign currency derivative contracts (2)	0	5,643	0	5,643

Total Assets	$434,210	$990,545	$0	$1,424,755

Liabilities
Foreign currency derivative contracts (3)	$0	$3,307	$0	$3,307

Total Liabilities	$0	$3,307	$0	$3,307

(1)	Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheet as of January 31, 2013, in addition to $339.2 million of cash.
(2)	Included in “prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheet as of January 31, 2013.
(3)	Included in “accounts payable, accrued expenses and other liabilities” in the accompanying condensed consolidated balance sheet as of January 31, 2013.

Derivative Financial Instruments

The Company enters into foreign currency derivative contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company uses forward currency derivative contracts to minimize the Company’s exposure of balances primarily denominated in Euros, Japanese yen, Canadian dollars and British pounds. The Company’s foreign currency derivative contracts which are not designated as hedging instruments are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. The Company’s program is not designated for trading or speculative purposes. As of April 30, 2013 and January 31, 2013, the foreign currency derivative contracts that were not settled are recorded at fair value on the condensed consolidated balance sheets.

Foreign currency derivative contracts are marked-to-market at the end of each reporting period with gains and losses recognized as other expense to offset the gains or losses resulting from the settlement or remeasurement of the underlying foreign currency denominated receivables and payables. While the contract or notional amount is often used to express the volume of foreign currency derivative contracts, the amounts potentially subject to credit risk are generally limited to the amounts, if any, by which the counterparties’ obligations under the agreements exceed the obligations of the Company to the counterparties.

Details on outstanding foreign currency derivative contracts related primarily to intercompany receivables and payables are presented below (in thousands):

	As of
	April 30, 2013	January 31, 2013
Notional amount of foreign currency derivative contracts	$431,792	$692,637
Fair value of foreign currency derivative contracts	$(220)	$2,336

The fair value of the Company’s outstanding derivative instruments are summarized below (in thousands):

		Fair Value of Derivative Instruments
		As of
	Balance Sheet Location	April 30, 2013	January 31, 2013
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$1,334	$5,643

Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Accounts payable, accrued expenses and other liabilities	$1,554	$3,307

The effect of the derivative instruments not designated as hedging instruments on the condensed consolidated statements of operations during the three months ended April 30, 2013 and 2012, respectively are summarized below (in thousands):

Derivatives Not Designated as Hedging Instruments	Gains (Losses) on Derivative Instruments Recognized in Income
		Three Months Ended April 30,
	Location	2013	2012

Foreign currency derivative contracts	Other expense	$2,075	$(2,655)

Strategic Investments

The Company has four investments in marketable equity securities measured using quoted prices in their respective active markets and certain interests in non-marketable equity and debt securities that are collectively considered strategic investments. As of April 30, 2013, the fair value of the Company’s marketable equity securities of $4.8 million includes an unrealized gain of $1.6 million. As of January 31, 2013, the Company had four investments in marketable equity securities. The fair value of the Company’s marketable equity securities of $4.9 million included an unrealized gain of $1.7 million. These investments are recorded in other assets, net on the condensed consolidated balance sheets.

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

As of April 30, 2013 and January 31, 2013, the carrying value that approximates the fair value of the Company’s investments in privately-held companies was $51.4 million and $46.8 million, respectively. These investments are recorded in other assets, net on the condensed consolidated balance sheets.

Investment Income

Investment income consists of interest income, realized gains, and realized losses on the Company’s cash, cash equivalents and marketable securities. The components of investment income are presented below (in thousands):

	Three Months Ended April 30,
	2013	2012
Interest income	$3,397	$4,749
Realized gains	638	91
Realized losses	(681)	(379)

Total investment income	$3,354	$4,461

Reclassification adjustments out of accumulated other comprehensive income into net loss were immaterial.

3. Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of
	April 30, 2013	January 31, 2013
Land	$248,263	$248,263
Building improvements	49,572	49,572
Computers, equipment and software	346,280	328,318
Furniture and fixtures	42,225	38,275
Leasehold improvements	216,686	193,181

	903,026	857,609
Less accumulated depreciation and amortization	(279,342)	(252,940)

	$623,684	$604,669

Depreciation and amortization expense totaled $30.8 million and $22.4 million for the three months ended April 30, 2013 and 2012, respectively.

Computers, equipment and software at April 30, 2013 and January 31, 2013 included a total of $143.3 million and $136.9 million acquired under capital lease agreements, respectively. Accumulated amortization relating to computers, equipment and software under capital leases totaled $65.9 million and $57.8 million, respectively, at April 30, 2013 and January 31, 2013. Amortization of assets under capital leases is included in depreciation and amortization expense.

In November 2010, the Company purchased approximately 14 acres of undeveloped real estate in San Francisco, California, including entitlements and improvements associated with the land. In addition to the amounts reflected in the table above, the Company recorded $23.3 million related to the perpetual parking rights and classified such rights as a purchased intangible asset as it represents an intangible right to use the existing garage. The Company has capitalized pre-construction activities related to the development of the land, including interest costs and property taxes since the November 2010 purchase. During the first quarter of fiscal 2013, the Company suspended pre-construction activity. The total carrying value of the land, building improvements and perpetual parking rights was $321.1 million as of April 30, 2013. The Company continues to evaluate its future needs for office facilities space and its options for the undeveloped real estate, which may include selling a portion of or all the real estate holdings, or suspending pre-construction activity for several more years.

There was no impairment of long-lived assets during the three months ended April 30, 2013 and 2012.

4. Business Combinations

During the three months ended April 30, 2013, the Company acquired a French technology company for $22.2 million in cash, net of $2.1 million of cash acquired, and has included the financial results of this company in its condensed consolidated financial statements from the date of acquisition. The Company accounted for the transaction as a business combination. In allocating the purchase consideration based on estimated fair values, the Company recorded $7.7 million of acquired intangible assets with useful lives of three to five years, $16.5 million of goodwill, $2.8 million of net tangible assets and $2.7 million of deferred tax liabilities. The goodwill balance is deductible for U.S. income tax purposes. The aforementioned business combination was not material to the pro forma combined historical results of operations of the Company.

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter.

Goodwill consisted of the following (in thousands):

Balance as of January 31, 2013	$1,529,378
Acquisition	16,496
Finalization of acquisition date fair values	(1,290)

Balance as of April 30, 2013	$1,544,584

5. Convertible Senior Notes

	Par Value	Equity Component		Liability Component of Par Value as of
(In thousands)				April 30, 2013	January 31, 2013
0.75% Convertible Senior Notes due January 15, 2015	$574,890	$125,530	(1)	$527,810	$521,278
0.25% Convertible Senior Notes due April 1, 2018	1,150,000	122,421		1,029,495	—

(1)	This amount represents the equity component recorded at the initial issuance of the 0.75% convertible senior notes. As of April 30, 2013, $47.1 million was reclassified as temporary equity on the condensed consolidated balance sheet as these notes were convertible.

In January 2010, the Company issued at par value $575.0 million of 0.75% convertible senior notes (the “0.75% Senior Notes”) due January 15, 2015, unless earlier purchased by the Company or converted. Interest is payable semi-annually in arrears on January 15 and July 15 of each year. In March 2013, the Company issued at par value $1.15 billion of 0.25% convertible senior notes (the “0.25% Senior Notes”) due April 1, 2018, unless earlier purchased by the Company or converted. Interest is payable semi-annually, in arrears on April 1 and October 1 of each year commencing October 1, 2013, (collectively the “Notes”).

The Notes are governed by indentures between the Company, as issuer, and U.S. Bank National Association, as trustee. The Notes are unsecured and do not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by the Company.

If converted, holders will receive cash equal to the principal amount of the Notes, and at the Company’s election, cash and/or shares of the Company’s common stock for any amounts in excess of the principal amounts.

	Conversion Rate per $1,000 Par Value	Initial Conversion Price per Share	Convertible Date
0.75% Senior Notes	46.8588	$21.34	October 15, 2014
0.25% Senior Notes	15.0512	$66.44	January 1, 2018

Throughout the term of the Notes, the conversion rate may be adjusted upon the occurrence of certain events, including any cash dividends. Holders of the Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a Note. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than cancelled, extinguished or forfeited. Holders may convert their Notes under the following circumstances:

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

•	in certain situations, when the trading price of the Notes is less than 98% of the product of the sale price of the Company’s common stock and the conversion rate;

•	upon the occurrence of specified corporate transactions described under the Notes Indenture, such as a consolidation, merger or binding share exchange; or

•	at any time on or after the convertible dates noted above.

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

In accounting for the transaction costs related to the Note issuance, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Transaction costs attributable to the liability component are being amortized to expense over the term of the Notes, and transaction costs attributable to the equity component were netted with the equity component in temporary stockholders’ equity and stockholders’ equity. Additionally, the Company recorded a deferred tax liability of $51.1 million in connection with the 0.75% Senior Notes.

The Notes consisted of the following (in thousands):

	As of
	April 30, 2013	January 31, 2013
Liability component :
Principal:
0.75% Senior Notes (1)	$574,890	$574,890
0.25% Senior Notes (1)	1,150,000	0
Less: debt discount, net
0.75% Senior Notes (2)	(47,080)	(53,612)
0.25% Senior Notes (3)	(120,505)	0

Net carrying amount	$1,557,305	$521,278

(1)	The effective interest rates of the 0.75% Senior Notes and 0.25% Senior Notes are 5.86% and 2.53%, respectively. These interest rates were based on the interest rates of a similar liability at the time of issuance that did not have an associated convertible feature.
(2)	Included in the condensed consolidated balance sheets within Convertible 0.75% Senior Notes (which is classified as a current liability) and is amortized over the life of the 0.75% Senior Notes using the effective interest rate method.
(3)	Included in the condensed consolidated balance sheets within Convertible 0.25% Senior Notes (which is classified as a noncurrent liability) and is amortized over the life of the 0.25% Senior Notes using the effective interest rate method.

The total estimated fair values of the Company’s 0.75% Senior Notes and 0.25% Senior Notes at April 30, 2013 were $1.1 billion and $1.1 billion, respectively. The fair value was determined based on the closing trading price per $100 of the 0.75% Senior Notes and 0.25% Senior Notes as of the last day of trading for the first quarter of fiscal 2014.

Based on the closing prices of the Company’s common stock of $41.11 on April 30, 2013, the if-converted value the 0.75% Senior Notes exceeded their principal amount by approximately $532.6 million and the if-converted value of the 0.25% Senior Notes was less than their principal amount.

The following table sets forth total interest expense recognized related to the Notes prior to capitalization of interest (in thousands):

	Three Months Ended April 30,
	2013	2012
Contractual interest expense	$1,415	$1,078
Amortization of debt issuance costs	741	330
Amortization of debt discount	9,240	6,177

	$11,396	$7,585

Interest expense consists of interest on the Company’s capital lease commitments and the Notes, net of amounts capitalized.

Note Hedges

To minimize the impact of potential economic dilution upon conversion of the Notes, the Company entered into convertible note hedge transactions with respect to its common stock (the “Note Hedges”).

In thousands (except for shares)	Date	Purchase	Shares
0.75% Note Hedges	January 2010	$126,500	26,943,812
0.25% Note Hedges	March 2013	$153,800	17,308,880

The Note Hedges cover shares of the Company’s common stock at a strike price that corresponds to the initial conversion price of the respective Notes, also subject to adjustment, and are exercisable upon conversion of the Notes. The Note Hedges will expire upon the maturity of the Notes. The Note Hedges are intended to reduce the potential economic dilution upon conversion of the Notes in the event that the market value per share of the Company’s common stock, as measured under the Notes, at the time of exercise is greater than the conversion price of the Notes. The Note Hedges are separate transactions and are not part of the terms of the Notes. Holders of the Notes will not have any rights with respect to the Note Hedges. The Company initially recorded a deferred tax asset of $51.4 million in connection with the 0.75% Note Hedges.

Warrants

In thousands (except for shares)	Date	Proceeds	Shares	Strike Price
0.75% Warrants	January 2010	$59,300	26,943,812	$29.88
0.25% Warrants	March 2013	$84,800	17,308,880	$90.40

Separately, the Company also entered into warrant transactions (the “Warrants”), whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, shares of the Company’s common stock. As the average market value per share of the Company’s common stock for the reporting period, as measured under the Warrants, exceeds the strike price of the Warrants, the Warrants would have a dilutive effect on the Company’s earnings/loss per share. The Warrants were anti-dilutive during the three months ended April 30, 2013 and 2012 based on the Company’s net loss during these periods. The Warrants are separate transactions, entered into by the Company and are not part of the terms of the Notes or Note Hedges. Holders of the Notes and Note Hedges will not have any rights with respect to the Warrants.

6. Other Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	April 30, 2013	January 31, 2013
Deferred professional services costs	$2,110	$3,522
Deferred income taxes, net	6,794	7,321
Prepaid income taxes	25,785	21,180
Prepaid expenses and other current assets	119,425	101,291

	$154,114	$133,314

Capitalized Software, net

Capitalized software consisted of the following (in thousands):

	As of
	April 30, 2013	January 31, 2013
Capitalized internal-use software development costs, net of accumulated amortization of $79,167 and $72,448 , respectively	$62,666	$59,647
Acquired developed technology, net of accumulated amortization of $201,919 and $179,906, respectively	129,763	147,676

	$192,429	$207,323

Capitalized internal-use software amortization expense totaled $6.7 million and $4.6 million for the three months ended April 30, 2013 and 2012, respectively. Acquired developed technology amortization expense totaled $22.0 million and $18.2 million for the three months ended April 30, 2013 and 2012, respectively.

During the three months ended April 30, 2013 and 2012, the Company capitalized $0.9 million and $1.0 million respectively, of stock-based expenses related to capitalized internal-use software development and deferred professional services.

Other Assets, net

Other assets consisted of the following (in thousands):

	As of
	April 30, 2013	January 31, 2013
Deferred professional services costs, noncurrent portion	$824	$1,077
Deferred income taxes, noncurrent, net	19,358	19,212
Long-term deposits	12,730	13,422
Purchased intangible assets, net of accumulated amortization of $31,250 and $28,790, respectively	50,494	49,354
Acquired intellectual property, net of accumulated amortization of $8,108 and $7,074, respectively	13,854	13,872
Strategic investments	56,207	51,685
Other	37,156	20,338

	$190,623	$168,960

Purchased intangible assets amortization expense for the three months ended April 30, 2013 and 2012 was $2.5 million and $3.4 million, respectively. Acquired intellectual property amortization expense for the three months ended April 30, 2013 and 2012 was $1.0 million and $1.2 million, respectively.

Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of
	April 30, 2013	January 31, 2013
Accounts payable	$31,522	$14,535
Accrued compensation	205,922	311,595
Accrued other liabilities	167,533	138,165
Accrued income and other taxes payable	98,524	120,341
Accrued professional costs	11,908	10,064
Accrued rent	11,671	3,006

	$527,080	$597,706

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

On February 1, 2013, 14.0 million additional shares were reserved under the 2004 Equity Incentive Plan and 4.0 million additional shares were reserved under the 2004 Employee Stock Purchase Plan pursuant to the automatic increase in each respective plan.

In September 2011, the Company’s Board of Directors amended and restated the 2004 Employee Stock Purchase Plan (the “ESPP”). In conjunction with the amendment of the ESPP, the Company’s Board of Directors determined that the offerings under the ESPP would commence, beginning with a twelve month offering period starting in December 2011. As of April 30, 2013, $43.6 million has been withheld on behalf of employees for future purchases under the plan and is recorded in accrued expenses and other liabilities.

Prior to February 1, 2006, options issued under the Company’s stock option plans generally had a term of 10 years. After February 1, 2006, options issued have a term of 5 years.

Stock activity excluding the ESPP is as follows:

	Shares Available for Grant	Options Outstanding
		Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2013	11,759,740	29,983,292	$26.60
Increase in shares authorized:
2004 Equity Incentive Plan	14,000,000	0	0.00
Options granted under all plans	(149,798)	149,798	41.79
Restricted stock activity, net	(595,110)	0	0.00
Stock grants to board and advisory board members	(31,200)	0	0.00
Exercised	0	(2,189,923)	18.54
Plan shares expired	(27,436)	0	0.00
Cancelled	137,226	(137,226)	27.37

Balance as of April 30, 2013	25,093,422	27,805,941	$27.31	$384,080

Vested or expected to vest		27,418,895	$27.23	$380,717

Exercisable as of April 30, 2013		11,370,368	$21.55	$222,353

The total intrinsic value of the options exercised during the three months ended April 30, 2013 and 2012 was $57.7 million and $127.1 million, respectively. The intrinsic value is the difference between the current market value of the stock and the exercise price of the stock option.

The weighted-average remaining contractual life of vested and expected to vest options is approximately 3.0 years.

As of April 30, 2013, options to purchase 11,370,368 shares were vested at a weighted average exercise price of $21.55 per share and had a remaining weighted-average remaining contractual life of approximately 2.2 years. The total intrinsic value of these vested options as of April 30, 2013 was $222.4 million.

The following table summarizes information about stock options outstanding as of April 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.57 to $13.12	3,978,538	2.1	$4.99	3,287,651	$5.15
$13.29 to $22.98	4,125,723	1.8	16.77	2,491,826	16.82
$24.70 to $25.07	137,580	3.3	24.96	47,584	24.87
$27.06	4,374,698	3.6	27.06	1,277,050	27.06
$28.32 to $35.07	2,601,512	3.6	32.32	643,456	32.31
$35.63	5,879,373	2.6	35.63	2,965,755	35.63
$35.87 to $43.40	6,708,517	4.2	37.99	657,046	36.61

	27,805,941	3.0	$27.31	11,370,368	$21.55

Restricted stock activity is as follows:

	Restricted Stock Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2013	26,782,620	$0.001
Granted	1,171,708	0.001
Cancelled	(545,398)	0.001
Vested and converted to shares	(2,050,749)	0.001

Balance as of April 30, 2013	25,358,181	$0.001	$1,042,475

Expected to vest	23,868,741		$981,244

The restricted stock, which upon vesting entitles the holder to one share of common stock for each share of restricted stock, has an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and generally vest over 4 years.

The weighted-average grant date fair value of the restricted stock issued for the three months ended April 30, 2013 and 2012 was $42.47 and $34.23, respectively.

Common Stock

The following number of shares of common stock were reserved and available for future issuance at April 30, 2013:

Options outstanding	27,805,941
Restricted stock awards and units outstanding	25,358,181
Stock available for future grant:
2004 Equity Incentive Plan	21,842,279
2006 Inducement Equity Incentive Plan	1,082,343
2004 Employee Stock Purchase Plan	9,046,760
2004 Outside Directors Stock Plan	2,168,800
Convertible senior notes	44,247,536
Warrants	44,252,692

175,804,532

8. Income Taxes

Effective Tax Rate

The Company computes its year to date provision for income taxes by applying the estimated annual effective tax rate to year to date loss and adjusts the provision for discrete tax items recorded in the period. For the three months ended April 30, 2013, the Company reported a tax expense of $13.8 million with a pretax loss of $53.9 million, which resulted in a negative effective tax rate of 26 percent. The Company recorded a tax provision on a pretax loss primarily due to income taxes accrued in profitable jurisdictions outside of the U.S. and the loss in the U.S. was not benefited due to the valuation allowance.

For the three months ended April 30, 2012, the Company reported a tax benefit of $5.4 million with a pretax loss of $24.9 million, which resulted in an effective tax rate of 22 percent. The Company’s effective tax rate was lower than the federal statutory tax rate of 35 percent primarily due to California tax credits and tax benefits recorded in connection with acquisition related structuring of intellectual property partially offset by a detrimental foreign tax differential and non-deductible expenses arising from stock-based compensation and state income taxes.

Tax Benefits Related to Stock-Based Compensation

The total income tax benefit in the accompanying condensed consolidated statements of operations related to stock-based awards was $34.3 million and $25.1 million for the three months ended April 30, 2013 and 2012, respectively. The majority of the tax benefit was not recognized as a result of the valuation allowance.

Unrecognized Tax Benefits and Other Considerations

The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. In the next 12 months, it is reasonably possible that the unrecognized tax benefits may decrease by approximately $3.0 million due to lapsing of the statute of limitations.

9. Earnings/Loss Per Share

Basic earnings/loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the fiscal period. Diluted earnings/loss per share is computed giving effect to all potential weighted average dilutive common stock, including options, restricted stock units, warrants and the convertible senior notes. The dilutive effect of outstanding awards and convertible securities is reflected in diluted earnings per share by application of the treasury stock method. Diluted loss per share for the three months ended April 30, 2013 and 2012 are the same as basic loss per share as there is a net loss in these periods and inclusion of potentially issuable shares would be anti-dilutive.

A reconciliation of the denominator used in the calculation of basic and diluted earnings/loss per share is as follows (in thousands):

	Three Months Ended April 30,
	2013	2012
Numerator:
Net loss	$(67,721)	$(19,475)

Denominator:
Weighted-average shares outstanding for basic loss per share	588,385	552,600
Effect of dilutive securities:
Convertible senior notes	0	0
Employee stock awards	0	0
Warrants	0	0

Adjusted weighted-average shares outstanding and assumed conversions for diluted loss per share	588,385	552,600

The weighted-average number of shares outstanding used in the computation of basic and diluted earnings/loss per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings/loss per share because the effect would have been anti-dilutive (in thousands):

	Three Months Ended April 30,
	2013	2012
Stock awards	20,279	30,032
Warrants	44,253	26,944
Convertible senior notes	44,248	26,940

10. Commitments

Letters of Credit

As of April 30, 2013, the Company had a total of $60.2 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through December 2030.

Leases

The Company leases facilities space and certain fixed assets under non-cancelable operating and capital leases with various expiration dates.

As of April 30, 2013, the future minimum lease payments under non-cancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Period:
Remaining nine months of fiscal 2014	$23,658	$114,569
Fiscal 2015	14,266	158,097
Fiscal 2016	11,008	151,534
Fiscal 2017	10,206	142,966
Fiscal 2018	5,437	140,331
Thereafter	286	987,951

Total minimum lease payments	64,861	$1,695,448

Less: amount representing interest	(4,044)

Present value of capital lease obligations	$60,817

The Company’s agreements for the facilities and certain services provide the Company with the option to renew. The Company’s future contractual obligations would change if the Company exercised these options.

11. Legal Proceedings and Claims

In the ordinary course of business, the Company is involved in various legal proceedings and claims related to alleged infringement of third-party patents and other intellectual property rights, commercial, labor and employment, wage and hour, and other claims. We have been, and may in the future be, put on notice and/or sued by third parties for alleged infringement of their proprietary rights, including patent infringement. For example, we received a notice from a large non-practicing entity several quarters ago alleging that we infringed upon certain of its patents. While no litigation was ever filed, in May 2013 we entered into a multi-year license agreement with that non-practicing entity. During the first quarter of fiscal 2014, the Company recorded approximately $8.0 million of expense for the portion of the license agreement related to prior periods.

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

12. Related-Party Transactions

In January 1999, the salesforce.com/foundation, also referred to as the Foundation, a non-profit public charity, was chartered to build philanthropic programs that are focused on youth and technology. The Company’s chairman is the chairman of the Foundation. The Company’s chairman, two of the Company’s employees and one of the Company’s board members hold four of the Foundation’s ten board seats. The Company does not control the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s statement of activities with its financial results.

Since the Foundation’s inception, the Company has provided at no charge certain resources to Foundation employees such as office space.

In addition to the resource sharing with the Foundation, the Company issued the Foundation warrants in August 2002 to purchase shares of the Company’s common stock. All of the warrants were exercised in prior years. As of April 30, 2013, the Foundation held 280,000 shares of salesforce.com common stock. Additionally, the Company has donated subscriptions to the Company’s service to other qualified non-profit organizations. The Company also allows an affiliate of the Foundation to resell the Company’s service to large non-profit organizations. The Company does not charge the affiliate for the subscriptions and plans to continue these programs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our anticipated growth, the effect of general economic and market conditions, our business strategy and our plan to build our business, including our strategy to be the leading provider of enterprise cloud computing applications and platforms and to lead the industry shift to the “customer company”, our service performance and security, the expenses associated with new data centers, additional data center capacity, real estate and office facilities space, our operating results, new features and services, our strategy of acquiring or making investments in complementary businesses, joint ventures, services and technologies, and intellectual property rights, our ability to successfully integrate acquired businesses and technologies, our ability to continue the growth and to maintain deferred revenue and unbilled deferred revenue, our ability to protect our intellectual property rights, our ability to develop our brands, the effect of evolving government regulations, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the valuation of deferred tax assets, the potential availability of additional tax assets in the future and related matters, the impact of expensing stock options, the sufficiency of our capital resources factors related to our outstanding convertible notes, and current and potential litigation involving us, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “assumes,” “may,” “should,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Our mission is to help our customers transform themselves into “customer companies” by empowering them to connect with their customers, partners, employees and products in entirely new ways. Our objective is to deliver solutions to help companies transform the way they sell, service, market and innovate. With our four core services—Sales Cloud, Service Cloud, Marketing Cloud and the Salesforce Platform—customers have the tools they need to build a next generation social front office with our social and mobile cloud technologies. Key elements of our strategy include:

•	Strengthening our market-leading core solutions;

•	Innovating in high-growth markets;

•	Improving our renewal rates;

•	Deepening relationships with our existing customer base;

•	Pursuing new customers aggressively;

•	Building our business in top markets globally; and

•	Encouraging the development of third-party applications on our cloud computing platforms.

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

We also regularly evaluate acquisitions or investment opportunities in complementary businesses, joint ventures, services and technologies and intellectual property rights in an effort to expand our service offerings. We expect to continue to make such investments and acquisitions in the future and we plan to reinvest a significant portion of our incremental revenue in fiscal 2014 to grow our business and continue our leadership role in the cloud computing industry. As a result of our aggressive growth plans, specifically our hiring plan and acquisition activities, we have incurred significant expenses from equity awards and amortization of purchased intangibles which have resulted in net losses on a GAAP basis. As we continue with our growth plan, we anticipate we will have net losses on a GAAP basis for the next several quarters.

On March 18, 2013, we issued at par value $1.15 billion of 0.25% convertible senior notes due April 1, 2018. In connection with the issuance of the debt, we entered into convertible note hedge transactions that cover the number of shares of our common stock that are underlying the notes. The note hedge transactions are designed, but not guaranteed, to reduce or eliminate the potential economic dilution arising upon conversion.

On March 20, 2013, our certificate of incorporation was amended to increase the number of authorized shares of common stock from 400.0 million to 1.6 billion in order to provide for a four-for-one stock split of the common stock effected in the form of a stock dividend. The record date for the stock split was April 3, 2013, and the additional shares were distributed on April 17, 2013. Each stockholder of record on the close of business on the record date received three additional shares of common stock for each share held. All share and per share data presented herein reflect the impact of the increase in authorized shares and the stock split, as appropriate.

We expect marketing and sales costs, which were 52 percent of our total revenues for the three months ended April 30, 2013 and 53 for the same period a year ago, to continue to represent a substantial portion of total revenues in the future as we seek to add and manage more paying customers, and build greater brand awareness.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2014, for example, refer to the fiscal year ending January 31, 2014.

Sources of Revenues

We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our enterprise cloud computing services and from customers purchasing additional support beyond the standard support that is included in the basic subscription fees; and (2) related professional services such as process mapping, project management, implementation services and other revenue. “Other revenue” consists primarily of training fees. Subscription and support revenues accounted for approximately 94 percent of our total revenues for the three months ended April 30, 2013. Subscription revenues are driven primarily by the number of paying subscribers, varying service types, the price of our service and service renewal rates. We define a “customer” as a separate and distinct buying entity (e.g., a company, a distinct business unit of a large corporation, a partnership, etc.) that has entered into a contract to access our enterprise cloud computing services. We define a “subscription” as a unique user account purchased by a customer for use by its employees or other customer-authorized users, and we refer to each such user as a “subscriber.” The number of paying subscriptions at each of our customers ranges from one to hundreds of thousands. None of our customers accounted for more than five percent of our revenues during the three months ended April 2013 and 2012.

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

In determining whether professional services can be accounted for separately from subscription and support revenues, we consider a number of factors, which are described in “Critical Accounting Estimates—Revenue Recognition” below.

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

Accordingly, the sequential quarterly changes in accounts receivable and the related deferred revenue during the first three quarters of our fiscal year are not necessarily indicative of the billing activity that occurs in the fourth quarter as displayed below:

(in thousands)	April 30, 2013
Fiscal 2014
Accounts receivable, net	$502,609
Deferred revenue, current and noncurrent	1,733,160

(in thousands)	April 30, 2012	July 31, 2012	October 31, 2012	January 31, 2013
Fiscal 2013
Accounts receivable, net	$371,395	$446,917	$418,590	$872,634
Deferred revenue, current and noncurrent	1,334,716	1,337,184	1,291,703	1,862,995

(in thousands)	April 30, 2011	July 31, 2011	October 31, 2011	January 31, 2012
Fiscal 2012
Accounts receivable, net	$270,816	$342,397	$312,331	$683,745
Deferred revenue, current and noncurrent	915,133	935,266	917,821	1,380,295

Unbilled Deferred Revenue

The deferred revenue balance on our consolidated balance sheet does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Unbilled deferred revenue represents future billings under our subscription agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue. Unbilled deferred revenue was approximately $3.6 billion as of April 30, 2013 and approximately $3.5 billion as of January 31, 2013. Due to our sales to large enterprise accounts, we are experiencing longer contractual commitments by our customers which is reflected in our growing unbilled deferred revenue. Also as a result, our typical contract length has grown and is now between 12 and 36 months. This has a positive impact on our renewal rate. We expect that the amount of unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing and duration of large customer subscription agreements, varying billing cycles of subscription agreements, the specific timing of customer renewals, foreign currency fluctuations, the timing of when unbilled deferred revenue is to be recognized as revenue, and changes in customer financial circumstances. For multi-year subscription agreements billed annually, the associated unbilled deferred revenue is typically high at the beginning of the contract period, zero just prior to renewal, and increases if the agreement is renewed. Low unbilled deferred revenue attributable to a particular subscription agreement is often associated with an impending renewal and may not be an indicator of the likelihood of renewal or future revenue from such customer. Accordingly, we expect that the amount of aggregate unbilled deferred revenue will change from year-to-year depending in part upon the number and dollar amount of subscription agreements at particular stages in their renewal cycle. Such fluctuations are not a reliable indicator of future revenues.

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

Stock-Based Expenses. Our cost of revenues and operating expenses include stock-based expenses related to equity plans for employees and non-employee directors. We recognize our stock-based compensation as an expense in the statement of operations based on their fair values and vesting periods. These charges have been significant in the past and we expect that they will increase as our stock price increases, as we acquire more companies, as we hire more employees and seek to retain existing employees.

During the three months ended April 30, 2013, we recognized stock-based expense of $114.7 million. As of April 30, 2013, the aggregate stock compensation remaining to be amortized to costs and expenses was $1.2 billion. We expect this stock compensation balance to be amortized as follows: $378.1 million during the remaining nine months of fiscal 2014; $412.1 million during fiscal 2015; $264.2 million during fiscal 2016; $103.9 million during fiscal 2017 and $0.8 million during fiscal 2018. The expected amortization reflects only outstanding stock awards as of April 30, 2013 and assumes no forfeiture activity. We expect to continue to issue stock-based awards to our employees in future periods.

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

Multiple-Deliverable Arrangements

We enter into arrangements with multiple-deliverables that generally include multiple subscriptions, premium support, and professional services. If the deliverables have standalone value upon delivery, we account for each deliverable separately. Subscription services have standalone value as such services are often sold separately. In determining whether professional services have standalone value, we consider the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the professional services work. To date, we have concluded that all of the professional services included in multiple-deliverable arrangements executed have standalone value.

Multiple-deliverables included in an arrangement are separated into different units of accounting and the arrangement consideration is allocated to the identified separate units based on a relative selling price hierarchy. We determine the relative selling price for a deliverable based on its vendor-specific objective evidence of selling price (“VSOE”), if available, or our best estimate of selling price (“BESP”), if VSOE is not available. We have determined that third-party evidence (“TPE”) is not a practical alternative due to differences in our service offerings compared to other parties and the availability of relevant third-party pricing information. The amount of revenue allocated to delivered items is limited by contingent revenue, if any.

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

During the three months ended April 30, 2013, we deferred $17.5 million of commission expenditures and we amortized $45.7 million to sales expense. During the same period a year ago, we deferred $32.1 million of commission expenditures and we amortized $36.2 million to sales expense. Deferred commissions on our condensed consolidated balance sheets totaled $226.2 million at April 30, 2013 and $254.4 million at January 31, 2013.

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

Stock-Based Options and Awards. We recognize the fair value of our stock options and awards on a straight-line basis over the requisite service period of the option or award which is the vesting term of generally four years for stock options and restricted stock awards and one year for shares issued pursuant to our Employee Stock Purchase Plan (“ESPP”). The fair value of each option or ESPP share or stock purchase right is estimated on the date of grant using the Black-Scholes option pricing model. The estimated forfeiture rate applied is based on historical forfeiture rates. Inputs into the Black-Scholes option pricing model include:

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

•

The future stock price volatility which is estimated considering both our observed option-implied volatilities and our historical volatility calculations. We believe this is the best estimate of the expected volatility over the expected life of our stock options and stock purchase rights; and

•	The probability of performance conditions that effect the vesting of certain awards being achieved. Expense is only recognized for those shares expected to vest.

Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the condensed consolidated statements of operations in the period that includes the enactment date. At each of the interim financial reporting periods, we compute our tax provision by applying an estimated annual effective tax rate to year to date ordinary income and adjust the provision for discrete tax items recorded in the same period. The estimated annual effective tax rate at each interim period represents the best estimate based on evaluations of possible future transactions and may be subject to subsequent refinement or revision.

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

We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets on a jurisdictional basis to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. Examples of positive and negative evidence include historical taxable income or losses, forecasted income or losses, the estimated timing of the reversals of existing temporary differences as well as prudent and feasible tax planning strategies. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized. Our income tax provision would increase or decrease in the period in which the assessment is changed.

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

Results of Operations

The following tables set forth selected data for each of the periods indicated (in thousands):

	Three Months Ended April 30,
	2013	2012
Revenues:
Subscription and support	$842,221	$655,220
Professional services and other	50,412	40,247

Total revenues	892,633	695,467
Cost of revenues:
Subscription and support	153,550	108,744
Professional services and other	55,444	42,807

Total cost of revenues	208,994	151,551

Gross profit	683,639	543,916
Operating expenses:
Research and development	131,939	94,776
Marketing and sales	466,490	369,789
General and administrative	129,750	101,600

Total operating expenses	728,179	566,165
Loss from operations	(44,540)	(22,249)
Investment income	3,354	4,461
Interest expense	(11,883)	(6,370)
Other expense	(874)	(710)

Loss before benefit from (provision for) income taxes	(53,943)	(24,868)
Benefit from (provision for) income taxes	(13,778)	5,393

Net loss	$(67,721)	$(19,475)

	As of
	April 30, 2013	January 31, 2013
Balance Sheet Data:
Cash, cash equivalents and marketable securities (1)	$3,079,457	$1,758,285
Deferred revenue, current and noncurrent	1,733,160	1,862,995

(1)	Cash, cash equivalents and marketable securities at April 30, 2013 includes $1.1 billion of net proceeds from the convertible 0.25% senior note offering and hedge transactions in March 2013

Unbilled deferred revenue was approximately $3.6 billion as of April 30, 2013 and $3.5 billion as of January 31, 2013. Unbilled deferred revenue represents future billings under our non-cancelable subscription agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue.

Cost of revenues and marketing and sales expenses include the following amounts related to amortization of purchased intangibles from business combinations:

	Three Months Ended April 30,
	2013	2012
Cost of revenues	$21,305	$17,448
Marketing and sales	2,460	3,427

Cost of revenues and operating expenses include the following amounts related to stock-based awards:

	Three Months Ended April 30,
	2013	2012
Cost of revenues	$10,678	$7,253
Research and development	24,429	15,667
Marketing and sales	59,802	41,987
General and administrative	19,820	16,359

Revenues by geography were as follows:

	Three Months Ended April 30,
	2013	2012
Americas	$631,108	$484,953
Europe	162,826	118,294
Asia Pacific	98,699	92,220

	$892,633	$695,467

Approximately 95 percent and 94 percent of the Americas revenue for the three months ended April 30, 2013 and 2012, respectively, was attributed to the United States.

The following tables set forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended April 30,
	2013	2012
Revenues:
Subscription and support	94%	94%
Professional services and other	6	6

Total revenues	100	100
Cost of revenues:
Subscription and support	17	16
Professional services and other	6	6

Total cost of revenues	23	22
Gross profit	77	78
Operating expenses:
Research and development	15	14
Marketing and sales	52	53
General and administrative	15	14

Total operating expenses	82	81
Loss from operations	(5)	(3)
Investment income	0	0
Interest expense	(1)	(1)
Other expense	0	0

Loss before benefit from (provision for) income taxes	(6)	(4)
Benefit from (provision for) income taxes	(2)	1

Net loss	(8)%	(3)%

	Three Months Ended April 30,
	2013	2012
Amortization of purchased intangibles from business combinations:
Cost of revenues	2%	3%
Marketing and sales	0	0

	Three Months Ended April 30,
	2013	2012
Stock-based awards:
Cost of revenues	1%	1%
Research and development	3	2
Marketing and sales	7	6
General and administrative	2	2

	Three Months Ended April 30,
	2013	2012
Revenues by geography:
Americas	71%	70%
Europe	18	17
Asia Pacific	11	13

	100%	100%

	Three Months Ended April 30, 2013 compared to Three Months Ended April 30, 2012	Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011
Revenue constant currency growth rates (as compared to the comparable prior periods):
Americas	30%	43%
Europe	38%	33%
Asia Pacific	17%	30%
Total growth	30%	39%

We present constant currency information to provide a framework for assessing how our underlying business performed excluding the effect of foreign currency rate fluctuations. To present this information, current and comparative prior period results for entities reporting in currencies other than United States dollars are converted into United States dollars at the weighted average exchange rate for the quarter being compared to for growth rate calculations presented, rather than the actual exchange rates in effect during that period.

Three Months Ended April 30, 2013 and 2012

Revenues.

	Three Months Ended April 30,		Variance
(In thousands)	2013	2012	Dollars	Percent
Subscription and support	$842,221	$655,220	$187,001	29%
Professional services and other	50,412	40,247	10,165	25%

Total revenues	$892,633	$695,467	$197,166	28%

Total revenues were $892.6 million for the three months ended April 30, 2013, compared to $695.5 million during the same period a year ago, an increase of $197.2 million, or 28 percent. Subscription and support revenues were $842.2 million, or 94 percent of total revenues, for the three months ended April 30, 2013, compared to $655.2 million, or 94 percent of total revenues, during the same period a year ago. The increase in subscription and support revenues was due primarily to new customers, upgrades and additional subscriptions from existing customers and improved renewal rates as compared to a year ago. We have continued to invest in a variety of customer programs and initiatives which, along with longer contract durations and increasing enterprise adoption, have helped improve our renewal rates. The price per user per month for our three primary offerings, Professional Edition, Enterprise Edition and Unlimited Edition, in the three months ended April 30, 2013 has generally remained consistent relative to prior periods. Professional services and other revenues were $50.4 million, or six percent of total revenues, for the three months ended April 30, 2013, compared to $40.2 million, or six percent of total revenues, for the same period a year ago. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers.

Revenues in Europe and Asia Pacific accounted for $261.5 million, or 29 percent of total revenues, for the three months ended April 30, 2013, compared to $210.5 million, or 30 percent of total revenues, during the same period a year ago, an increase of $51.0 million, or 24 percent. The increase in revenues outside of the Americas was the result of the increasing acceptance of our service, our focus on marketing our services internationally and improved renewal rates as a result of the reasons stated above. Revenues outside of the Americas increased despite an overall strengthening of the U.S. dollar relative to major international currencies, which reduced aggregate international revenues by $9.9 million compared to the same period a year ago.

Cost of Revenues.

	Three Months Ended April 30,		Variance
(In thousands)	2013	2012	Dollars
Subscription and support	$153,550	$108,744	$44,806
Professional services and other	55,444	42,807	12,637

Total cost of revenues	$208,994	$151,551	$57,443

Percent of total revenues	23%	22%

Cost of revenues was $209.0 million, or 23 percent of total revenues, for the three months ended April 30, 2013, compared to $151.6 million, or 22 percent of total revenues, during the same period a year ago, an increase of $57.4 million. The increase in absolute dollars was primarily due to an increase of $18.2 million in employee-related costs, an increase of $3.4 million in stock-based expenses, an increase of $9.3 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of $8.7 million in depreciation and amortization expenses, $3.9 million of which related to the amortization of purchased intangible assets, an increase of $4.7 million in allocated overhead and an increase of approximately $8.0 million related to an intellectual property license agreement. We have increased our headcount by 30 percent since April 30, 2012 to meet the higher demand for services from our customers. We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity. Additionally, the amortization of purchased intangible assets will increase as we acquire additional businesses and technologies. We also plan to add additional employees in our professional services group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues in future periods.

Research and Development.

	Three Months Ended April 30,		Variance
(In thousands)	2013	2012	Dollars
Research and development	$131,939	$94,776	$37,163
Percent of total revenues	15%	14%

Research and development expenses were $131.9 million, or 15 percent of total revenues, for the three months ended April 30, 2013, compared to $94.8 million, or 14 percent of total revenues, during the same period a year ago, an increase of $37.2 million. The increase in absolute dollars was primarily due to an increase of $23.1 million in employee-related costs, an increase of $8.8 million in stock-based expenses and an increase of $2.6 million in our development and test data center. We increased our research and development headcount by 30 percent since April 30, 2012 in order to improve and extend our service offerings and develop new technologies. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in the remaining nine months of fiscal 2014 and future periods because we expect to continue to invest in building the necessary employee and system infrastructure required to support the development of new, and improve existing, technologies and the integration of acquired technologies.

Marketing and Sales.

	Three Months Ended April 30,		Variance
(In thousands)	2013	2012	Dollars
Marketing and sales	$466,490	$369,789	$96,701
Percent of total revenues	52%	53%

Marketing and sales expenses were $466.5 million, or 52 percent of total revenues, for the three months ended April 30, 2013, compared to $369.8 million, or 53 percent of total revenues, during the same period a year ago, an increase of $96.7 million. The increase in absolute dollars was primarily due to increases of $56.8 million in employee-related costs, including amortization of deferred commissions, $17.8 million in stock-based expenses, $14.5 million in advertising, marketing and event costs and increases in allocated overhead. Our marketing and sales headcount increased by 22 percent since April 30, 2012 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative.

	Three Months Ended April 30,		Variance
(In thousands)	2013	2012	Dollars
General and administrative	$129,750	$101,600	$28,150
Percent of total revenues	15%	14%

General and administrative expenses were $129.8 million, or 15 percent of total revenues, for the three months ended April 30, 2013, compared to $101.6 million, or 14 percent of total revenues, during the same period a year ago, an increase of $28.2 million. The increase was primarily due to an increases of $10.9 million in employee-related costs, $5.1 million in professional and outside services, $3.5 million in stock-based expenses and increases in allocated overhead. Our general and administrative headcount increased by 14 percent since April 30, 2012 as we added personnel to support our growth.

Loss from operations.

	Three Months Ended April 30,		Variance
(In thousands)	2013	2012	Dollars
Loss from operations	$(44,540)	$(22,249)	$(22,291)
Percent of total revenues	(5)%	(3)%

Loss from operations for the three months ended April 30, 2013 was $44.5 million and included $114.7 million of stock-based expenses and $23.8 million of amortization of purchased intangibles. During the same period a year ago, loss from operations was $22.2 million and included $81.3 million of stock-based expenses and $20.9 million of amortization of purchased intangibles.

Investment income.

	Three Months Ended April 30,		Variance
(In thousands)	2013	2012	Dollars
Investment income	$3,354	$4,461	$(1,107)

Investment income consists of income on our cash and marketable securities balances. Investment income was $3.4 million for the three months ended April 30, 2013 and was $4.5 million during the same period a year ago. The decrease was primarily due to lower investment yields from our portfolio compared to the same period a year ago.

Interest expense.

	Three Months Ended April 30,		Variance
(In thousands)	2013	2012	Dollars
Interest expense	$(11,883)	$(6,370)	$(5,513)

Interest expense consists of interest on our convertible senior notes and capital leases. Interest expense, net of interest costs capitalized, was $11.9 million for the three months ended April 30, 2013 and was $6.4 million during the same period a year ago. The increase was primarily due to interest expense associated with the March 2013 issuance of $1.15 billion convertible senior notes. During the three months ended April 30, 2013, we capitalized $0.2 million of interest costs related to capital projects. Capitalized interest during the same period a year ago was $1.8 million. During the first quarter of fiscal 2013, we suspended pre-construction activity, which includes capitalized interest costs, on the undeveloped real estate in San Francisco, California.

Benefit from (provision for) income taxes.

	Three Months Ended April 30,		Variance
(In thousands)	2013	2012	Dollars
Benefit from (provision for) income taxes	$(13,778)	$5,393	$(19,171)
Effective tax rate	(26)%	22%

For the three months ended April 30, 2013, we reported a tax expense of $13.8 million with a pretax loss of $53.9 million, which resulted in a negative effective tax rate of 26 percent. We recorded a tax provision on a pretax loss primarily due to income taxes accrued in profitable jurisdictions outside of the U.S. and the loss in the U.S. was not benefited due to the valuation allowance.

For the three months ended April 30, 2012, we recorded a tax benefit of $5.4 million on a pretax loss of $24.9 million, which resulted in an effective tax rate of 22 percent. The tax rate was lower than the federal statutory tax rate of 35 percent primarily attributable to California tax credits and tax benefits recorded in connection with acquisition related structuring of intellectual property, partially offset by a detrimental foreign tax differential and non-deductible expenses arising from stock-based compensation and state income taxes.

Liquidity and Capital Resources

At April 30, 2013, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $3.1 billion and accounts receivable of $502.6 million.

Net cash provided by operating activities was $283.2 million during the three months ended April 30, 2013 and $213.2 million during the same period a year ago. Cash provided by operating activities has historically been affected by: the amount of net loss adjusted for non-cash expense items such as depreciation and amortization, amortization of purchased intangibles from business combinations, amortization of debt discount, and the expense associated with stock-based awards; the reclassification of excess tax benefits from employee stock plans to cash flows from financing activities; the timing of employee related costs including commissions and bonus payments; the timing of collections from our customers, which is our largest source of operating cash flows; and changes in working capital accounts.

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

Net cash provided by operating activities increased $70.0 million over the same period a year ago primarily due to higher net income after adjusting for depreciation and amortization, stock-based compensation and a $9.2 million decrease in the excess tax benefits from employee stock plans which improved operating cash results.

Net cash used in investing activities was $219.3 million during the three months ended April 30, 2013 and $475.0 million during the same period a year ago. The net cash used in investing activities during the three months ended April 30, 2013 primarily related to business combinations, capital expenditures, investment of cash balances and strategic investments offset by proceeds from sales and maturities of marketable securities.

Net cash provided by financing activities was $1.1 billion during the three months ended April 30, 2013 and $97.0 million during the same period a year ago. Net cash provided by financing activities during the three months ended April 30, 2013 consisted primarily of $1.1 billion of proceeds from the issuance of convertible senior notes, $84.8 million from proceeds from the issuance of warrants and $66.5 million of proceeds from equity plans offset by $153.8 million for the purchase of hedges on the convertible note and $8.5 million of principal payments on capital leases.

In January 2010, we issued $575.0 million of 0.75% convertible senior notes due January 15, 2015 (the “0.75% Senior Notes”) and concurrently entered into convertible notes hedges (the “0.75% Note Hedges”) and separate warrant transactions (the “0.75% Warrants”). The 0.75% Senior Notes will mature on January 15, 2015, unless earlier converted. Upon conversion of any 0.75% Senior Notes, we will deliver cash up to the principal amount of the 0.75% Senior Notes and, with respect to any excess conversion value greater than the principal amount of the 0.75% Senior Notes, shares of our common stock, cash, or a combination of both. To date, there has been a nominal amount of conversions of the 0.75% Senior Notes.

For the 20 trading days during the 30 consecutive trading days ended January 31, 2013, our common stock traded at a price exceeding 130% of the conversion price of $21.34 per share applicable to the 0.75% Senior Notes. Accordingly, the 0.75% Senior Notes were convertible at the holders’ option for the quarter ending April 30, 2013. The 0.75% Senior Notes are classified as a current liability on our condensed consolidated balance sheet as of April 30, 2013. For 20 trading days during the 30 consecutive trading days ended April 30, 2013, our common stock traded at a price exceeding 130% of the conversion price of $21.34 per share applicable to the 0.75% Senior Notes. Accordingly, the 0.75% Senior Notes will be convertible at the holders’ option for the quarter ending July 31, 2013, and will remain classified as a current liability on our condensed consolidated balance sheet.

In March 2013, we issued $1.15 billion of 0.25% convertible senior notes due April 1, 2018 (the “0.25% Senior Notes”) and concurrently entered into convertible notes hedges (the “0.25% Note Hedges”) and separate warrant transactions (the “0.25% Warrants”). The 0.25% Senior Notes will mature on April 1, 2018, unless earlier converted. Upon conversion of any 0.25% Senior Notes, we will deliver cash up to the principal amount of the 0.25% Senior Notes and, with respect to any excess conversion value greater than the principal amount of the 0.25% Senior Notes, shares of our common stock, cash, or a combination of both.

The 0.25% Senior Notes will be convertible if during any 20 trading days during the 30 consecutive trading days of any fiscal quarter commencing after April 30, 2013, our common stock trades at a price exceeding 130% of the conversion price of $66.44 per share applicable to the 0.25% Senior Notes. The 0.25% Senior Notes have not yet been convertible at the holders’ option. The 0.25% Senior Notes are classified as a noncurrent liability on our condensed consolidated balance sheet as of April 30, 2013.

Our cash, cash equivalents and marketable securities are comprised primarily of corporate notes and other obligations, U.S. treasury securities, U.S. agency obligations, government obligations, collateralized mortgage obligations, mortgage backed securities, time deposits, money market mutual funds and municipal securities.

As of April 30, 2013, we have a total of $60.2 million in letters of credit outstanding in favor of certain landlords for office space. To date, no amounts have been drawn against the letters of credit, which renew annually and expire at various dates through December 2030.

We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. Additionally, we currently do not have a bank line of credit.

Our principal commitments consist of obligations under leases for office space and co-location facilities for data center capacity and our development and test data center, and computer equipment and furniture and fixtures. At April 30, 2013, the future non-cancelable minimum payments under these commitments were as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Period:
Remaining nine months of fiscal 2014	$23,658	$114,569
Fiscal 2015	14,266	158,097
Fiscal 2016	11,008	151,534
Fiscal 2017	10,206	142,966
Fiscal 2018	5,437	140,331
Thereafter	286	987,951

Total minimum lease payments	64,861	$1,695,448

Less: amount representing interest	(4,044)

Present value of capital lease obligations	$60,817

The majority of our operating lease agreements provide us with the option to renew. Our future operating lease obligations would change if we exercised these options and if we entered into additional operating lease agreements as we expand our operations.

During the remaining nine months of fiscal 2014 and in future fiscal years, we expect to make additional investments in our infrastructure to scale our operations and increase productivity. We plan to upgrade and/or replace various internal systems to scale with the overall growth of the Company. Additionally, we expect capital expenditures to be higher in absolute dollars in the remaining nine months of fiscal 2014 as a result of continued office build-outs, other leasehold improvements and data center investments.

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

•

Amortization of Debt Discount. Under GAAP, certain convertible debt instruments that may be settled in cash (or other assets) on conversion are required to be separately accounted for as liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, for GAAP purposes we are required to recognize imputed interest expense on the Company’s $575 million of convertible senior notes that were issued in a private placement in January 2010 and the Company’s $1.15 billion of convertible senior notes that were issued in a private placement in March 2013. The imputed interest rates were approximately 5.9% for the notes issued in January 2010 and approximately 2.5% for the notes issued in March 2013, while the coupon interest rates were 0.75% and 0.25%, respectively. The difference between the imputed interest expense and the coupon interest expense, net of the interest amount capitalized, is excluded from management’s assessment of the Company’s operating performance because management believes that this non-cash expense is not indicative of ongoing operating performance. Management believes that the exclusion of the non-cash interest expense provides investors an enhanced view of the Company’s operational performance.

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

Our reconciliation of the non-GAAP financial measures of gross profit, operating profit, net income and earnings per share to the most comparable GAAP measure, “gross profit,” “loss from operations,” “net loss” and “Net loss per share” for the three months ended April 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended April 30,
	2013	2012
Non-GAAP gross profit
GAAP gross profit	$683,639	$543,916
Plus:
Amortization of purchased intangibles	21,305	17,448
Stock-based expenses	10,678	7,253

Non-GAAP gross profit	$715,622	$568,617

	Three Months Ended April 30,
	2013	2012
Non-GAAP operating profit
GAAP loss from operations	$(44,540)	$(22,249)
Plus:
Amortization of purchased intangibles	23,765	20,875
Stock-based expenses	114,729	81,266

Non-GAAP operating profit	$93,954	$79,892

	Three Months Ended April 30,
	2013	2012
Non-GAAP net income
GAAP net loss	$(67,721)	$(19,475)
Plus:
Amortization of purchased intangibles	23,765	20,875
Stock-based expenses	114,729	81,266
Amortization of debt discount, net	9,240	4,883
Less:
Income tax effect and adjustments	(19,049)	(33,095)

Non-GAAP net income	$60,964	$54,454

	Three Months Ended April 30,
	2013	2012
Non-GAAP diluted earnings per share (a)
GAAP diluted loss per share	$(0.12)	$(0.04)
Plus:
Amortization of purchased intangibles	0.04	0.04
Stock-based expenses	0.19	0.14
Amortization of debt discount, net	0.01	0.01
Less:
Income tax effect of Non-GAAP items	(0.02)	(0.06)

Non-GAAP diluted earnings per share	$0.10	$0.09

Shares used in computing diluted net income per share	622,677	584,204

(a)	Reported GAAP loss per share was calculated using the basic share count. Non-GAAP diluted earnings per share was calculated using the diluted share count. Following the stockholders’ approval, the Company amended its certificate of incorporation on March 20, 2013, to increase the number of authorized shares of common stock from 400.0 million to 1.6 billion and effect a four-for-one stock split of the common stock. Accordingly, all share and per share data presented herein reflect the impact of the increase in authorized shares and the stock split.

The effects of dilutive securities were not included in the GAAP calculation of diluted earnings/loss per share for the three months ended April 30, 2013 and 2012 because we had a net loss for the periods and the effect would have been anti-dilutive. The following table reflects the effect of the dilutive securities on the basic share count used in the GAAP earnings/loss per share calculation to derive the share count used for the non-GAAP diluted earnings per share:

	Three Months Ended April 30,
Supplemental Diluted Sharecount Information (in thousands):	2013	2012
Weighted-average shares outstanding for GAAP basic earnings per share	588,385	552,600
Effect of dilutive securities:
Convertible senior notes	13,563	11,148
Warrants associated with the convertible senior note hedges	8,214	4,832
Employee stock awards	12,515	15,624

Adjusted weighted-average shares outstanding and assumed conversions for Non-GAAP diluted earnings per share	622,677	584,204

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest rate sensitivity

We had cash, cash equivalents and marketable securities totaling $3.1 billion at April 30, 2013. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least triple BBB or better. The cash, cash equivalents and short-term marketable securities are held for general corporate purposes including possible acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

An immediate increase or decrease in interest rates of 100-basis points at April 30, 2013 could result in a $20.4 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

At January 31, 2013, we had cash, cash equivalents and marketable securities totaling $1.8 billion. The fixed-income portfolio was also subject to interest rate risk. Changes in interest rates of 100-basis points would have resulted in market value changes of $16.7 million.

Market Risk and Market Interest Risk

In January 2010, we issued at par value $575.0 million of 0.75% convertible senior notes due 2015 (the “0.75% Senior Notes”) and in March 2013, we issued at par value $1.15 billion of 0.25% convertible senior notes (the “0.25% Senior Notes”) (collectively the “Notes”). Holders may convert the Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, we would pay the holder an amount of cash equal to the principal amounts of the Notes. Amounts in excess of the principal amounts of the Notes, if any, may be paid in cash or stock at our option. Concurrent with the issuance of the Notes, we entered into separate note hedging transactions and the sale of warrants. These separate transactions were completed to reduce the potential economic dilution from the conversion of the Notes.

The 0.75% Senior Notes and the 0.25% Senior Notes have fixed annual interest rates of 0.75% and 0.25%, respectively and therefore, we do not have economic interest rate exposure on the Notes. However, the value of the Notes are exposed to interest rate risk. Generally, the fair values of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of our Notes is affected by our stock price. The carrying value of our 0.75% Senior Notes was $527.8 million and the carrying value of our 0.25% Senior Notes was $1.0 billion as of April 30, 2013, which represents the liability components of the $575.0 million principal balance and $1.15 billion principal balance, respectively. The total estimated fair values of our 0.75% Senior Notes and 0.25% Senior Notes at April 30, 2013 were $1.1 billion and $1.1 billion, respectively. The fair value was determined based on the closing trading price per $100 of the 0.75% Senior Notes and 0.25% Senior Notes as of the last day of trading for the first quarter of fiscal 2014, which was $194.67 and $99.65, respectively.

We have an investment portfolio that includes strategic investments in public and privately-held companies, many of which are in the development stage. When our ownership interests are less than 20 percent and we do not have the ability to exert significant influence, we account for investments in non-marketable equity and debt securities of the privately-held companies using the cost method of accounting. Otherwise, we account for the investments using the equity method of accounting. As of April 30, 2013 and January 31, 2013 the fair value of our investments in privately-held companies was $51.4 million and $46.8 million, respectively.

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

In the ordinary course of business, we are involved in various legal proceedings and claims related to alleged infringement of third-party patents and other intellectual property rights, commercial, corporate and securities, labor and employment, wage and hour, and other claims. We have been, and may in the future be, put on notice and/or sued by third parties for alleged infringement of their proprietary rights, including patent infringement. For example, we received a notice from a large non-practicing entity several quarters ago alleging that we infringed upon certain of its patents. While no litigation was ever filed, in May 2013 we entered into a multi-year license agreement with the non-practicing entity that covered past and future non-exclusive rights to its intellectual property. During the first quarter of fiscal 2014, we recorded approximately $8.0 million expense for the portion of the license agreement related to prior periods.

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

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have received in the past and may receive in the future communications from third parties, including practicing entities and non-practicing entities, claiming that we have infringed their intellectual property rights. For example, we received a notice from a large non-practicing entity alleging that we infringe upon certain of its patents. While no litigation was ever filed, in May 2013 we entered into a multi-year license agreement with the non-practicing entity that covered past period and future non-exclusive rights to its intellectual property.

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

Risks Relating to Our Convertible Senior Notes and Our Common Stock

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

Although they are titled senior notes, the notes will be effectively subordinated to any secured indebtedness that we may incur to the extent of the value of the collateral securing such secured indebtedness. Additionally, the notes are structurally subordinated to all of the obligations of our subsidiaries, including trade payables, which may limit our ability to satisfy our obligations under the notes.

The notes are not be secured by any of our assets and will be effectively subordinated to any secured indebtedness that we incur to the extent of the value of the collateral securing such indebtedness. The indentures do not prohibit us from incurring indebtedness, including secured indebtedness, or from pledging any of our assets as collateral for any of our other existing indebtedness. In such a case, we will not be able to use those assets to make payments under the notes until we have paid the holders of the secured debt in full. As a result, in the event of our bankruptcy, liquidation, dissolution, reorganization or of a similar proceeding, any assets that we pledge as collateral for any of our other obligations will not be available to pay our obligations under the notes until we have paid our other obligations in full.

The notes are our obligations exclusively. Our subsidiaries are separate and distinct legal entities and a portion of our operations is conducted through our subsidiaries. None of our subsidiaries has guaranteed or otherwise become obligated with respect to the notes. Our right to receive assets from one of our subsidiaries upon its liquidation or reorganization, and the right of holders of the notes to participate in those assets, will be structurally subordinated to any and all debt and other obligations that such subsidiary may incur (including trade payables). In the event of a bankruptcy, liquidation, dissolution, reorganization or of a similar proceeding with respect to any of our subsidiaries, we, as a common equity owner of such subsidiary, and, therefore, the holders of the notes, will rank behind such subsidiary’s creditors, including such subsidiary’s trade creditors. Even if we were a creditor of one of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of that subsidiary and any indebtedness of that subsidiary senior to that held by us. Statutory, contractual or other restrictions may also limit our subsidiaries’ ability to pay dividends or make distributions, loans or advance to us.

The accounting method for convertible debt securities that may be settled in cash, such as the notes, could have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board, which we refer to as FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the notes. As a result, we will be required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the notes to their face amount over the term of the notes. We will report larger net losses in our financial results because ASC 470-20 will require interest to include both the amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our future financial results, the trading price of our common stock and the trading price of the notes.

Recent and future regulatory actions and other events may adversely affect the trading price and liquidity of the notes.

We expect that many investors in, and potential purchasers of, the notes will employ, or seek to employ, a convertible arbitrage strategy with respect to the notes. Investors would typically implement such a strategy by selling short the common stock underlying the notes and dynamically adjusting their short position while continuing to hold the notes. Investors may also implement this type of strategy by entering into swaps on our common stock in lieu of or in addition to short selling the common stock.

The SEC and other regulatory and self-regulatory authorities have implemented various rules and taken certain actions, and may in the future adopt additional rules and take other actions, that may impact those engaging in short selling activity involving equity securities (including our common stock). Such rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc. of a “Limit Up-Limit Down” program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Any governmental or regulatory action that restricts the ability of investors in, or potential purchasers of, the notes to effect short sales of our common stock or enter into swaps on our common stock could adversely affect the trading price and the liquidity of the notes.

In addition, if investors and potential purchasers seeking to employ a convertible arbitrage strategy are unable to borrow or enter into swaps on our common stock, in each case on commercially reasonable terms, the trading price and liquidity of the notes may be adversely affected.

The market price of our common stock is likely to be volatile and could subject us to litigation.

The trading prices of the securities of technology companies have been highly volatile. Accordingly, the market price of our notes and underlying common stock has been and is likely to continue to be subject to wide fluctuations. Factors affecting the market price of our notes and underlying common stock include:

•

variations in our operating results, earnings per share, cash flows from operating activities, deferred revenue and other financial metrics and non-financial metrics, and how those results compare to analyst expectations;

•	forward looking guidance to industry and financial analysts related to future revenue and earnings per share;

•	changes in the estimates of our operating results or changes in recommendations by securities analysts that elect to follow our common stock;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	announcements by us or by our competitors of mergers or other strategic acquisitions, or rumors of such transactions involving us or our competitors;

•	announcements of customer additions and customer cancellations or delays in customer purchases;

•	recruitment or departure of key personnel;

•	disruptions in our service due to computer hardware, software, network or data center problems;

•	the economy as a whole, market conditions in our industry and the industries of our customers;

•	trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding common stock;

•	the issuance of shares of common stock by us, whether in connection with an acquisition, a capital raising transaction or upon conversion of some or all of our outstanding convertible senior notes;

•	issuance of debt or other convertible securities; and

•	any other factors discussed herein.

In addition, if the market for technology stocks or the stock market in general experiences uneven investor confidence, the market price of our notes and underlying common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price of our notes and underlying common stock might also decline in reaction to events that affect other companies within, or outside, our industry even if these events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. If we are the subject of such litigation, it could result in substantial costs and a diversion of management’s attention and resources.

The settlement mechanism of the notes may have adverse consequences.

The settlement mechanism of the notes may result in holders receiving no shares of our common stock upon the conversion of their notes. In addition, other than in connection with certain fundamental changes and during certain periods immediately preceding the maturity date for the notes, the settlement mechanism will generally delay holders’ receipt of the consideration due upon conversion until the third business day after the last VWAP trading day of the relevant 30 VWAP trading day observation period and therefore subject holders to the risk that the market price of the shares of our common stock may decline between the conversion date and the date on which we deliver any shares of our common stock or cash based on the price of a share of our common stock due upon conversion. Furthermore, because we must settle at least a portion of our conversion obligation in cash, the conversion of the notes may significantly reduce our liquidity.

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

Holders may not be able to convert their notes, and the trading price of the notes could be less than the value of the amount of cash and the number of shares of our common stock, if any, into which such notes could otherwise be converted.

A holder may convert a note only if one or more specified conditions is met. If such conditions are not met, holders will not be able to convert their notes and may not be able to receive the amount of cash and the value of the number of shares of our common stock, if any, into which the notes would otherwise be convertible. In addition, for these and other reasons, the trading price of the notes could be substantially less than the value of the amount of cash and the number of shares of our common stock, if any, into which the notes would otherwise be convertible.

A holder will not be entitled to any rights with respect to our common stock, but may be subject to any changes made with respect to our common stock.

A holder will not be entitled to any rights with respect to our common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on shares of our common stock), but will be subject to all changes affecting our common stock to the extent the trading price of the notes depends on the market price of our common stock and to the extent it receives shares of our common stock upon conversion of its notes. A holder will be entitled to rights on any shares of our common stock issuable upon conversion of its notes only on and after the last VWAP trading day of the observation period on which such shares of our common stock are issuable. For example, if an amendment is proposed to our certificate of incorporation or bylaws requiring shareholder approval and the record date for determining shareholders of record entitled to vote on the amendment occurs prior to the last VWAP trading day of the observation period in which its shares of our common stock are issuable, a holder will not be entitled to vote on the amendment, although it will nevertheless be subject to any changes in the powers, preferences or special rights of the shares of our common stock.

The notes and the indentures that will govern the notes will contain limited protections against certain types of important corporate events and may not protect your investment upon the occurrence of such corporate events and will not protect your investment upon the occurrence of other corporate events.

The indentures for the notes do not:

•	require us to maintain any financial ratios or specific levels of net worth, revenues, income, cash flows or liquidity;

•	protect holders of the notes in the event that we experience significant adverse changes in our financial condition or results of operations;

•	limit our subsidiaries’ ability to incur indebtedness that would effectively rank senior to the notes;

•	limit our ability to incur secured indebtedness that would rank senior to the notes to the extent of the value of the assets securing the indebtedness;

•	limit our ability to incur indebtedness that is equal in right of payment to the notes;

•	limit our ability to incur indebtedness with a maturity date earlier than the maturity date of the notes;

•	restrict our subsidiaries’ ability to issue securities that would be structurally senior to our indebtedness;

•	restrict our ability to purchase or prepay our securities; or

•	restrict our ability to make investments or to purchase or pay dividends or make other payments in respect of our common stock or other securities ranking junior to the notes.

Furthermore, the indentures for the notes contain only limited protections in the event of a change in control. We could engage in many types of transactions, such as certain acquisitions, refinancings or recapitalizations, that could substantially affect our capital structure and the value of the notes and our common stock, but would not constitute a “fundamental change” that permits holders to require us to purchase their notes under the indenture.

The conversion rate of the notes may not be adjusted for all dilutive events.

The conversion rate of the notes is subject to adjustment upon the occurrence of certain specified events, including, but not limited to, the issuance of stock dividends on our common stock, the issuance of certain rights or warrants, subdivisions, combinations, certain distributions of capital stock, indebtedness, or assets, the payment of cash dividends on our common stock and certain issuer tender or exchange offers. However, the conversion rate will not be adjusted for other events, such as a third party tender offers, exchange offers or the issuance of common stock for cash, that may adversely affect the market price of our common stock and consequently reduce the trading price of the notes. In addition, an event that adversely affects the trading price of the notes may occur, and that event may not result in an adjustment to such conversion rate.

An active trading market for the notes may not develop, which could adversely affect the trading price of the notes.

We do not intend to apply for listing of the notes on any securities exchange or for inclusion in any automated dealer quotation system. A market may not develop for the notes or, if developed, may not continue. There can be no assurance as to the liquidity of any market that may develop for the notes. If a market develops, the notes could trade at prices that may be lower than the initial offering price of the notes. If an active, liquid market does not develop for the notes, the trading price and liquidity of the notes may be adversely affected.

We may not have the ability to raise the funds necessary to pay the amount of cash due upon conversion of the notes or the fundamental change purchase price due when a holder submits its notes for purchase upon the occurrence of a fundamental change.

Upon the occurrence of a fundamental change, holders may require us to purchase, for cash, all or a portion of their notes. In addition, if a holder converts its notes, we will generally pay such holder an amount of cash before delivering to such holder any shares of our common stock.

There can be no assurance that we will have sufficient financial resources, or will be able to arrange financing, to pay the fundamental change purchase price if holders submit their notes for purchase by us upon the occurrence of a fundamental change or to pay the amount of cash due if holders surrender their notes for conversion. In addition, agreements governing any future debt may restrict our ability to make each of the required cash payments even if we have sufficient funds to make them. Furthermore, our ability to purchase the notes or to pay cash upon the conversion of the notes may be limited by law or regulatory authority. In addition, if we fail to purchase the notes, to pay interest due on, or to pay the amount of cash due upon conversion, we will be in default under the indenture, which in turn may result in the acceleration of other indebtedness we may then have. If the repayment of the other indebtedness were to be accelerated, we may not have sufficient funds to repay that indebtedness and to purchase the notes or to pay the amount of cash due upon conversion. Our inability to pay for your notes that are tendered for purchase or upon conversion could result in your receiving substantially less than the principal amount of the notes.

We will not be obligated to purchase the notes upon the occurrence of all significant transactions that are likely to affect the market price of our common stock and/or the trading price of the notes.

Because the term fundamental change is limited to certain specified transactions, it does not include all events that will adversely affect our financial condition and/or the market price of our common stock and the trading price of the notes. For example, we will not be required to purchase any notes upon the occurrence of a transaction that would otherwise constitute a fundamental change or in connection with certain types of transactions that would otherwise constitute a fundamental change if more than 90% of the consideration received by holders of our common stock in the transaction consists of shares of common stock traded on a U.S. national securities exchange. Furthermore, certain other transactions such as leveraged recapitalizations, refinancings, restructurings or certain acquisitions of other entities by us or our subsidiaries would not constitute a fundamental change requiring us to purchase the notes or to increase the conversion rate, even though each of these transactions could increase the amount of our indebtedness or otherwise adversely affect our capital structure, thereby adversely affecting the holders of the notes.

The adjustment to the conversion rate for notes converted in connection with a make-whole fundamental change may not adequately compensate holders for any lost value of their notes as a result of such make-whole fundamental change.

If a make-whole fundamental change occurs prior to maturity, under certain circumstances, we will increase the conversion rate for the notes by a number of additional shares of our common stock for notes converted in connection with such make-whole fundamental change. The increase in the conversion rate will be determined based on the date on which the make-whole fundamental change occurs or becomes effective and the price paid (or deemed paid) per share of our common stock in such transaction.

Our obligation to increase the conversion rate upon the occurrence of a make-whole fundamental change could be considered a penalty, in which case the enforceability thereof would be subject to general principles of reasonableness of economic remedies.

The fundamental change provisions may delay or prevent an otherwise beneficial takeover attempt of us.

The fundamental change purchase rights, which will allow holders to require us to purchase all or a portion of their notes upon the occurrence of a fundamental change. The provisions requiring an increase to the conversion rate for conversions in connection with a make-whole fundamental change may in certain circumstances delay or prevent a takeover of us and the removal of incumbent management that might otherwise be beneficial to investors.

A holder may have to pay taxes on deemed distributions with respect to any shares of common stock into which the notes may be converted that such holder does not receive.

The price at which the notes are convertible into cash and any shares of our common stock is subject to adjustment under certain circumstances, such as stock splits and combinations, stock dividends, certain cash dividends and other actions by us that modify our capital structure. If the conversion price is adjusted as a result of a distribution that is taxable to holders of our common stock, such as a cash dividend, holders of the notes may be required to include an amount in income for U.S. federal income tax purposes, notwithstanding the fact that they do not receive such distribution. In addition, non-U.S. holders of the notes may, in certain circumstances, be deemed to have received a distribution subject to U.S. federal withholding tax.

The U.S. federal income tax consequences of conversion of notes into cash and shares of our common stock, if any, are uncertain.

The U.S. federal income tax consequences of the conversion of the notes into a combination of cash and shares of our common stock, if any, are uncertain. U.S. holders are urged to consult your own tax advisors with respect to the U.S. federal income tax consequences resulting from the conversion of notes.

There are restrictions on the resale of the notes.

We offered the notes and any shares of our common stock issuable upon conversion of the notes in reliance upon exemptions from registration under the Securities Act and applicable state securities laws. As a result, a holder may transfer or resell its notes and any shares of our common stock issuable upon conversion of the notes only in a transaction registered under, or exempt from, the registration requirements of the Securities Act and applicable state securities laws. As a result, you may be required to bear the risk of your investment for an indefinite period of time.

The convertible note hedges and warrant transactions may affect the trading price of the notes and the market price of our common stock.

We entered into privately negotiated convertible note hedge transactions with the hedge counterparties concurrently with the pricing of the notes. We also entered into privately negotiated warrant transactions with the hedge counterparties. If the initial purchasers exercise their option to purchase additional notes, we expect to enter into additional convertible note hedge transactions and warrant transactions with the hedge counterparties, in each case, on a basis proportionate to the number of shares of our common stock underlying the additional notes.

Taken together, the convertible note hedge transactions and the warrant transactions are expected, but not guaranteed, to reduce the potential dilution with respect to our common stock upon conversion of the notes. If, however, the price of our common stock, as measured under the terms of the warrant transactions, exceeds the exercise price of the warrant transactions, the warrant transactions will have a dilutive effect on our earnings per share to the extent that the price of our common stock as measured under the warrant transactions exceeds the strike price of the warrant transactions.

The hedge counterparties and their respective affiliates periodically modify their hedge positions from time to time following the pricing of the notes (and are particularly likely to do so during any observation period relating to a conversion of the notes) by entering into or unwinding various over-the-counter derivative transactions with respect to our common stock, and/or by purchasing or selling shares of our common stock or the notes in privately negotiated transactions and/or open market transactions. The effect, if any, of these transactions and activities on the market price of our common stock or the trading price of the notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities, however, could adversely affect the market price of our common stock and the trading price of the notes.

We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the notes or our common stock. In addition, we do not make any representation that the counterparties to those transactions will engage in these transactions or activities or that these transactions and activities, once commenced, will not be discontinued without notice; the counterparties or their affiliates may choose to engage in, or discontinue engaging in, any of these transactions or activities with or without notice at any time, and their decisions will be in their sole discretion and not within our control.

We are subject to counterparty risk with respect to the convertible note hedge transactions.

The hedge counterparties are financial institutions or affiliates of financial institutions, and we will be subject to the risk that these hedge counterparties may default under the convertible note hedge transactions. Our exposure to the credit risk of the hedge counterparties will not be secured by any collateral. If one or more of the hedge counterparties to one or more of our convertible note hedge transactions becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under those transactions. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in our stock price and in the volatility of our stock. In addition, upon a default by one of the hedge counterparties, we may suffer adverse tax consequences and dilution with respect to our common stock. We can provide no assurances as to the financial stability or viability of any of the hedge counterparties.

Our management will have broad discretion over the use of the proceeds to us from these offerings and might not apply the proceeds of these offerings in ways that increase the value of your investment.

Our management will have broad discretion to use the net proceeds from these offerings, and you will be relying on the judgment of our management regarding the application of these proceeds. They might not apply the net proceeds of these offerings in ways that increase the value of your investment. We expect to use the net proceeds from these offerings for general corporate purposes, including possible acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. However, other than paying the costs of the convertible note hedges (after taking into account the proceeds from the warrant transactions), we have not allocated these net proceeds for any specific purposes. Our management might not be able to yield a significant return, if any, on any investment of these net proceeds.

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

Our amended and restated certificate of incorporation and bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions among other things:

•	currently establish a classified board of directors so that not all members of our board are elected at one time;

•	permit the board of directors to establish the number of directors;

•	provide that directors may only be removed “for cause” and only with the approval of 66 2/3 percent of our stockholders;

•	require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and bylaws;

•	authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan (also known as a “poison pill”);

•	eliminate the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on merger, business combinations and other transactions between us and holders of 15 percent or more of our common stock.

In addition, the fundamental change purchase rights applicable to the notes, which will allow note holders to require us to purchase all or a portion of their notes upon the occurrence of a fundamental change, and the provisions requiring an increase to the conversion rate for conversions in connection with a make-whole fundamental change may in certain circumstances delay or prevent a takeover of us and the removal of incumbent management that might otherwise be beneficial to investors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 20, 2013, the Company’s certificate of incorporation was amended to increase the number of authorized shares of common stock from 400.0 million to 1.6 billion to provide for a four-for-one stock split of the common stock effected in the form of a stock dividend. The record date for the stock split was April 3, 2013, and the additional shares were distributed on April 17, 2013. Each stockholder of record on the close of business on the record date received three additional shares of common stock for each share held. All share and per share data presented herein reflect the impact of the increase in authorized shares and the stock split, as appropriate.

On February 1, 2013, the Company issued 116,532 shares of Company common stock in connection with the acquisition of a French technology company, in a private transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and/or Regulation S under the Securities Act. See Note 4, “Business Combinations,” of Notes to Condensed Consolidated Financial Statements for further details on the transaction.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

The Exhibits listed below are filed as part of this Form 10-Q

Index to Exhibits

Exhibit No.	Exhibit Description	Provided Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of salesforce.com, inc.		8-K	001-32224	3.1	03/21/2013

3.2	Amended and Restated Bylaws of salesforce.com, inc.		8-K	001-32224	3.1	01/14/2011

4.1	Indenture dated March 18, 2013 between salesforce.com, inc. and U.S. Bank National Association		8-K	001-32224	4.1	03/18/2013

10.1	Purchase Agreement dated March 12, 2013 between salesforce.com, inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC, as representatives of several initial purchasers named in Schedule A thereto		8-K	001-32224	10.1	03/18/2013

10.2	Form of Convertible Bond Hedge Confirmation		8-K	001-32224	10.2	03/18/2013

10.3	Form of Warrant Confirmation		8-K	001-32224	10.3	03/18/2013

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Exhibit No.	Exhibit Description	Provided Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Extension Definition

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	The financial information contained in these XBRL documents is unaudited and these are not the official publicly filed financial statements of salesforce.com, inc. The purpose of submitting these XBRL documents is to test the related format and technology, and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 24, 2013

salesforce.com, inc.

/S/ GRAHAM SMITH
Graham Smith Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)