Form 10-Q
period 2013-07-31
SALESFORCE COM INC
filed 2013-08-30
CIK 1108524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2013

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

As of July 31, 2013, there were approximately 596.0 million shares of the Registrant’s Common Stock outstanding.

salesforce.com, inc.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

salesforce.com, inc.

Condensed Consolidated Balance Sheets

(in thousands)

	July 31, 2013	January 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$579,881	$747,245
Short-term marketable securities	43,610	120,376
Accounts receivable, net	599,543	872,634
Deferred commissions	119,503	142,311
Prepaid expenses and other current assets	355,628	133,314

Total current assets	1,698,165	2,015,880
Marketable securities, noncurrent	306,517	890,664
Property and equipment, net	1,184,861	604,669
Deferred commissions, noncurrent	105,864	112,082
Capitalized software, net	537,380	207,323
Goodwill	3,503,681	1,529,378
Other assets, net	633,428	168,960

Total assets	$7,969,896	$5,528,956

Liabilities, temporary equity and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$764,083	$597,706
Deferred revenue	1,734,841	1,798,640
Convertible 0.75% senior notes, net	534,391	521,278
Term loan, current	30,000	0

Total current liabilities	3,063,315	2,917,624
Convertible 0.25% senior notes, net	1,035,271	0
Term loan, noncurrent	270,000	0
Deferred revenue, noncurrent	54,807	64,355
Other noncurrent liabilities	687,355	175,732

Total liabilities	5,110,748	3,157,711

Temporary equity	40,499	53,612

Stockholders’ equity:
Common stock (1)	596	586
Additional paid-in capital (1)	2,908,914	2,410,892
Accumulated other comprehensive income	11,239	17,137
Accumulated deficit	(102,100)	(110,982)

Total stockholders’ equity	2,818,649	2,317,633

Total liabilities, temporary equity and stockholders’ equity	$7,969,896	$5,528,956

(1)	Prior period results have been adjusted to reflect the four-for-one stock split through a stock dividend which occurred in April 2013.

See accompanying Notes.

salesforce.com, inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Revenues:
Subscription and support	$902,844	$687,493	$1,745,065	$1,342,713
Professional services and other	54,250	44,156	104,662	84,403

Total revenues	957,094	731,649	1,849,727	1,427,116
Cost of revenues (1)(2):
Subscription and support	160,908	118,519	314,458	227,263
Professional services and other	56,809	43,899	112,253	86,706

Total cost of revenues	217,717	162,418	426,711	313,969
Gross profit	739,377	569,231	1,423,016	1,113,147
Operating expenses (1)(2):
Research and development	148,079	99,442	280,018	194,218
Marketing and sales	480,621	380,160	947,111	749,949
General and administrative	150,534	103,095	280,284	204,695

Total operating expenses	779,234	582,697	1,507,413	1,148,862
Loss from operations	(39,857)	(13,466)	(84,397)	(35,715)
Investment income	4,387	7,173	7,741	11,634
Interest expense	(19,656)	(8,033)	(31,539)	(14,403)
Other income (expense)	(1,678)	294	(2,552)	(416)

Loss before benefit from income taxes	(56,804)	(14,032)	(110,747)	(38,900)
Benefit from income taxes (3)	133,407	4,203	119,629	9,596

Net income (loss)	$76,603	$(9,829)	$8,882	$(29,304)

Basic net income (loss) per share (4)	$0.13	$(0.02)	$0.02	$(0.05)
Diluted net income (loss) per share (4)	$0.12	$(0.02)	$0.01	$(0.05)
Shares used in computing basic net income (loss) per share (4)	593,955	557,700	591,210	555,156
Shares used in computing diluted net income (loss) per share (4)	624,656	557,700	623,865	555,156

(1) Amounts include amortization of purchased intangibles from	Three Months Ended July 31,		Six Months Ended July 31,
business combinations, as follows:	2013	2012	2013	2012
Cost of revenues	$22,550	$17,668	$43,855	$35,116
Marketing and sales	4,476	2,407	6,936	5,834

(2) Amounts include stock-based expenses, as follows:	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Cost of revenues	$9,981	$7,864	$20,659	$15,117
Research and development	26,032	16,089	50,461	31,756
Marketing and sales	56,133	44,781	115,935	86,768
General and administrative	18,330	16,683	38,150	33,042

(3)	Amounts include a $128.8 million tax benefit recorded during the three months ended July 31, 2013 as a result of the partial release of the Company’s tax valuation allowance. See Note 8.

(4)	Prior period results have been adjusted to reflect the four-for-one stock split through a stock dividend which occurred in April 2013.

See accompanying Notes.

salesforce.com, inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Net income (loss)	$76,603	$(9,829)	$8,882	$(29,304)
Other comprehensive income (loss), before tax and net of reclassification adjustments:
Foreign currency translation and other gains (losses)	(1,431)	10,135	(7,191)	6,947
Unrealized gains (losses) on investments	117	(961)	1,838	159

Other comprehensive income (loss), before tax	(1,314)	9,174	(5,353)	7,106
Tax effect	(1,173)	359	(545)	(59)

Other comprehensive income (loss), net of tax	(2,487)	9,533	(5,898)	7,047

Comprehensive income (loss)	$74,116	$(296)	$2,984	$(22,257)

See accompanying Notes.

salesforce.com, inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Operating activities:
Net income (loss)	$76,603	$(9,829)	$8,882	$(29,304)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	77,966	49,999	140,263	99,440
Amortization of debt discount and transaction costs	13,194	6,371	22,864	11,040
Amortization of deferred commissions	46,189	35,783	91,856	72,029
Expenses related to employee stock plans	110,476	85,417	225,205	166,683
Excess tax benefits from employee stock plans	1,278	(14,702)	(588)	(25,745)
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	(33,297)	(75,522)	336,592	237,138
Deferred commissions	(45,347)	(35,222)	(62,830)	(67,340)
Prepaid expenses and other current assets	(2,990)	(35,747)	(10,862)	(56,096)
Other assets	60	(891)	1,582	864
Accounts payable, accrued expenses and other liabilities	(70,750)	128,071	(166,558)	(16,189)
Deferred revenue	9,801	2,469	(120,034)	(43,111)

Net cash provided by operating activities	183,183	136,197	466,372	349,409

Investing activities:
Business combinations, net of cash acquired	(2,592,571)	(10,078)	(2,614,732)	(58,991)
Land activity and building improvements	0	0	0	(4,106)
Strategic investments	(3,698)	(1,129)	(8,814)	(3,794)
Purchases of marketable securities	(56,458)	(107,101)	(320,745)	(594,904)
Sales of marketable securities	893,910	472,710	1,005,650	548,232
Maturities of marketable securities	6,046	47,188	20,604	84,887
Capital expenditures	(102,549)	(29,304)	(156,559)	(74,025)

Net cash provided by (used in) investing activities	(1,855,320)	372,286	(2,074,596)	(102,701)

Financing activities:
Proceeds from borrowings on convertible senior notes, net	0	0	1,132,750	0
Proceeds from issuance of warrants	0	0	84,800	0
Purchase of convertible note hedge	0	0	(153,800)	0
Proceeds from term loan, net	298,500	0	298,500	0
Proceeds from employee stock plans	40,195	33,824	106,719	127,391
Excess tax benefits from employee stock plans	(1,278)	14,702	588	25,745
Principal payments on capital lease obligations	(12,108)	(7,479)	(20,607)	(15,053)

Net cash provided by financing activities	325,309	41,047	1,448,950	138,083

Effect of exchange rate changes	(1,281)	10,415	(8,090)	8,655

Net (decrease) increase in cash and cash equivalents	(1,348,109)	559,945	(167,364)	393,446
Cash and cash equivalents, beginning of period	1,927,990	440,785	747,245	607,284

Cash and cash equivalents, end of period	$579,881	$1,000,730	$579,881	$1,000,730

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest, net	$4,549	$2,766	$5,191	$3,390
Income taxes, net of tax refunds	$2,238	$3,506	$19,521	$45,467
Non-cash financing and investing activities:
Property and equipment acquired under capital leases	$467,117	$8,923	$473,674	$15,797
Fair value of equity awards assumed in business combinations	$41,676	$0	$41,676	$2,204

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of July 31, 2013 and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of cash flows for the three and six months ended July 31, 2013 and 2012, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2013 was derived from the audited consolidated financial statements which are included in the Company’s Form 10-K for the fiscal year ended January 31, 2013, which was filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2013. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s fiscal 2013 Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of July 31, 2013, and its results of operations, including its comprehensive income (loss), and its cash flows for the three and six months ended July 31, 2013 and 2012. All adjustments are of a normal recurring nature. The results for the three and six months ended July 31, 2013 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2014.

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

No customer accounted for more than five percent of accounts receivable at July 31, 2013 and January 31, 2013, respectively. No single customer accounted for five percent or more of total revenue during the three and six months ended July 31, 2013 and 2012.

Geographic Locations

As of July 31, 2013 and January 31, 2013, assets located outside the Americas were 9 percent and 16 percent of total assets, respectively.

Revenues by geographical region are as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Americas	$678,535	$507,974	$1,309,643	$992,927
Europe	173,705	124,609	336,531	242,903
Asia Pacific	104,854	99,066	203,553	191,286

	$957,094	$731,649	$1,849,727	$1,427,116

Americas revenue attributed to the United States was approximately 96 percent and 94 percent for the three months ended July 31, 2013 and 2012, respectively, and approximately 95 percent and 94 percent for the six months ended July 31, 2013 and 2012, respectively.

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

Marketable Securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the condensed consolidated statements of comprehensive income (loss). Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of investment income. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value and its intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of investment income.

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

Business Combinations

The Company uses its best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax related valuation allowances are initially established in connection with a business combination as of the acquisition date. The Company continues to collect information and reevaluates these estimates and assumptions quarterly and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s condensed consolidated statements of operations.

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

Accounting for Stock-Based Compensation

The Company recognizes stock-based expenses related to stock options and restricted stock awards on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four years. The Company recognizes stock-based expenses related to shares issued pursuant to its Employee Stock Purchase Plan (“ESPP”) on a straight-line basis over the offering period, which is 12 months. Stock-based expenses are recognized net of estimated forfeiture activity. The estimated forfeiture rate applied is based on historical forfeiture rates.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three Months Ended July 31,		Six Months Ended July 31,
Stock Options	2013	2012	2013	2012
Volatility	39-43%	47%	39-43%	47-51%
Estimated life	3.1 years	3.7 years	3.1 years	3.7 years
Risk-free interest rate	0.48-0.95%	0.43-0.66%	0.48-0.95%	0.43-0.77%
Dividend yield	0	0	0	0
Weighted-average fair value per share of grants	$10.89	$11.85	$11.10	$13.23

	Three Months Ended July 31,		Six Months Ended July 31,
ESPP	2013	2012	2013	2012
Volatility	31-32%	42-46%	31-32%	42-46%
Estimated life	0.75 years	0.75 years	0.75 years	0.75 years
Risk-free interest rate	0.07-0.10%	0.12-0.13%	0.07-0.10%	0.12-0.13%
Dividend yield	0	0	0	0
Weighted-average fair value per share of grants	$9.69	$10.09	$9.69	$10.09

The Company estimated its future stock price volatility considering both its observed option-implied volatilities and its historical volatility calculations. Management believes this is the best estimate of the expected volatility over the expected life of its stock options.

The estimated life for the stock options was based on an analysis of expected life. The estimated life for the ESPP was based on the two purchase periods within each offering period. The risk free interest rate is based on the rate for a U.S. government security with the same estimated life at the time of the option grant.

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

Foreign Currency Translation

The functional currency of the Company’s major foreign subsidiaries is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on the condensed consolidated statements of comprehensive income (loss). Foreign currency transaction gains and losses are included in net income (loss) for the period. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

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

New Accounting Pronouncement

In July 2012, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. The Company adopted ASU 2012-02 in fiscal 2014 and does not believe that the adoption will have a material effect on the condensed consolidated financial statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11), which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 supports the approach for companies to present an unrecognized tax benefit as a reduction of a deferred tax asset for a NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This approach requires companies to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. The Company plans to adopt ASU 2013-11 in fiscal 2015 and is currently evaluating the impact to its consolidated financial statements.

2. Investments

Marketable Securities

At July 31, 2013, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$195,775	$690	$(421)	$196,044
U.S. treasury securities	5,130	5	(1)	5,134
Mortgage backed obligations	31,916	276	(127)	32,065
Asset backed securities	29,443	26	(98)	29,371
Municipal securities	1,000	0	(4)	996
Foreign government obligations	14,840	0	(7)	14,833
U.S. agency obligations	14,712	3	(75)	14,640
Covered bonds	56,904	144	(4)	57,044

Total marketable securities	$349,720	$1,144	$(737)	$350,127

At January 31, 2013, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$685,695	$5,113	$(919)	$689,889
U.S. treasury securities	38,864	20	(15)	38,869
Mortgage backed obligations	12,447	278	(2)	12,723
Foreign government obligations	9,572	72	(3)	9,641
Municipal securities	2,697	1	(32)	2,666
Collateralized mortgage obligations	150,794	1,775	(693)	151,876
U.S. agency obligations	105,224	157	(5)	105,376

Total marketable securities	$1,005,293	$7,416	$(1,669)	$1,011,040

The duration of the investments classified as marketable securities is as follows (in thousands):

	As of
	July 31, 2013	January 31, 2013
Short-term (due in one year or less)	$43,610	$120,376
Long-term (due between one and 3 years)	306,517	890,664

	$350,127	$1,011,040

As of July 31, 2013, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$64,569	(377)	$3,013	(44)	$67,582	$(421)
U.S. treasury securities	620	(1)	0	0	620	(1)
Mortgage backed obligations	13,781	(94)	3,057	(33)	16,838	(127)
Asset backed securities	16,724	(98)	0	0	16,724	(98)
Municipal securities	996	(4)	0	0	996	(4)
Foreign government obligations	14,833	(7)	0	0	14,833	(7)
U.S. agency obligations	10,138	(75)	0	0	10,138	(75)
Covered bonds	3,755	(4)	0	0	3,755	(4)

	$125,416	$(660)	$6,070	$(77)	$131,486	$(737)

The unrealized loss for each of these fixed rate marketable securities ranged from less than $1,000 to $49,000. The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of July 31, 2013. The Company expects to receive the full principal and interest on all of these marketable securities.

Fair Value Measurement

All of the Company’s cash equivalents, marketable securities and foreign currency derivative contracts are classified within Level 1 or Level 2 because the Company’s cash equivalents, marketable securities and foreign currency derivative contracts are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

As of July 31, 2013, the Company transferred certain amounts within the fair value hierarchy. U.S. treasury securities and Foreign government obligations at July 31, 2013 are now reported as Level 2 fair value instruments rather than Level 1 based on market activity.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of July 31, 2013 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of July 31, 2013
Cash equivalents (1):
Time deposits	$0	$11,476	$0	$11,476
Money market mutual funds	264,860	0	0	264,860
Marketable securities:
Corporate notes and obligations	0	196,044	0	196,044
U.S. treasury securities	0	5,134	0	5,134
Mortgage backed obligations	0	32,065	0	32,065
Asset backed securities	0	29,371	0	29,371
Municipal securities	0	996	0	996
Foreign government obligations	0	14,833	0	14,833
U.S. agency obligations	0	14,640	0	14,640
Covered bonds	0	57,044		57,044
Foreign currency derivative contracts (2)	0	3,076	0	3,076

Total Assets	$264,860	$364,679	$0	$629,539

Liabilities
Foreign currency derivative contracts (3)	$0	$1,137	$0	$1,137

Total Liabilities	$0	$1,137	$0	$1,137

(1)	Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheet as of July 31, 2013, in addition to $303.5 million of cash.
(2)	Included in “prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheet as of July 31, 2013.
(3)	Included in “accounts payable, accrued expenses and other liabilities” in the condensed consolidated balance sheet as of July 31, 2013.

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of January 31, 2013 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of January 31, 2013
Cash equivalents (1):
Time deposits	$0	$22,372	$0	$22,372
Money market mutual funds	385,700	0	0	385,700
Marketable securities:
Corporate notes and obligations	0	689,889	0	689,889
U.S. treasury securities	38,869	0	0	38,869
Mortgage backed obligations	0	12,723	0	12,723
Foreign government obligations	9,641	0	0	9,641
Municipal securities	0	2,666	0	2,666
Collateralized mortgage obligations	0	151,876	0	151,876
U.S. agency obligations	0	105,376	0	105,376
Foreign currency derivative contracts (2)	0	5,643	0	5,643

Total Assets	$434,210	$990,545	$0	$1,424,755

Liabilities
Foreign currency derivative contracts (3)	$0	$3,307	$0	$3,307

Total Liabilities	$0	$3,307	$0	$3,307

(1)	Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheet as of January 31, 2013, in addition to $339.2 million of cash.
(2)	Included in “prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheet as of January 31, 2013.
(3)	Included in “accounts payable, accrued expenses and other liabilities” in the accompanying condensed consolidated balance sheet as of January 31, 2013.

Derivative Financial Instruments

The Company enters into foreign currency derivative contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company uses forward currency derivative contracts to minimize the Company’s exposure of balances primarily denominated in Euros, Japanese yen, Canadian dollars and British pounds. The Company’s foreign currency derivative contracts which are not designated as hedging instruments are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. The Company’s program is not designated for trading or speculative purposes. As of July 31, 2013 and January 31, 2013, the foreign currency derivative contracts that were not settled are recorded at fair value on the condensed consolidated balance sheets.

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

Details on outstanding foreign currency derivative contracts related primarily to intercompany receivables and payables are presented below (in thousands):

	As of
	July 31, 2013	January 31, 2013
Notional amount of foreign currency derivative contracts	$425,037	$692,637
Fair value of foreign currency derivative contracts, net	$1,939	$2,336

The fair value of the Company’s outstanding derivative instruments are summarized below (in thousands):

		Fair Value of Derivative Instruments
		As of
	Balance Sheet Location	July 31, 2013	January 31, 2013
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$3,076	$5,643

Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Accounts payable, accrued expenses and other liabilities	$1,137	$3,307

The effect of the derivative instruments not designated as hedging instruments on the condensed consolidated statements of operations during the three and six months ended July 31, 2013 and 2012, respectively, are summarized below (in thousands):

Derivatives Not Designated as Hedging Instruments	Gains (Losses) on Derivative Instruments Recognized in Income
		Three Months Ended July 31,
	Location	2013	2012

Foreign currency derivative contracts	Other income (expense)	$(2,411)	$2,054

Derivatives Not Designated as Hedging Instruments	Gains (Losses) on Derivative Instruments Recognized in Income
		Six Months Ended July 31,
	Location	2013	2012

Foreign currency derivative contracts	Other income (expense)	$(116)	$1,132

Strategic Investments

The Company has two investments in marketable equity securities measured using quoted prices in their respective active markets and certain interests in non-marketable equity and debt securities that are collectively considered strategic investments. As of July 31, 2013, the fair value of the Company’s marketable equity securities of $11.1 million includes an unrealized gain of $8.8 million. As of January 31, 2013, the Company had four investments in marketable equity securities. The fair value of the Company’s marketable equity securities of $4.9 million included an unrealized gain of $1.7 million. These investments are recorded in other assets, net on the condensed consolidated balance sheets.

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

As of July 31, 2013 and January 31, 2013, the carrying value that approximates the fair value of the Company’s investments in privately-held companies was $54.9 million and $46.8 million, respectively. These investments are recorded in other assets, net on the condensed consolidated balance sheets.

Investment Income

Investment income consists of interest income, realized gains, and realized losses on the Company’s cash, cash equivalents and marketable securities. The components of investment income are presented below (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Interest income	$3,374	$4,915	$6,771	$9,664
Realized gains	4,762	3,463	5,400	3,554
Realized losses	(3,749)	(1,205)	(4,430)	(1,584)

Total investment income	$4,387	$7,173	$7,741	$11,634

Reclassification adjustments out of accumulated other comprehensive income into net income were immaterial for the three and six months ended July 31, 2013.

3. Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of
	July 31, 2013	January 31, 2013
Land	$248,263	$248,263
Building improvements	49,572	49,572
Computers, equipment and software	877,175	328,318
Furniture and fixtures	51,687	38,275
Leasehold improvements	252,828	193,181

	1,479,525	857,609
Less accumulated depreciation and amortization	(294,664)	(252,940)

	$1,184,861	$604,669

Depreciation and amortization expense totaled $41.7 million and $23.3 million for the three months ended July 31, 2013 and 2012, respectively, and $72.5 million and $45.7 million for the six months ended July 31, 2013 and 2012, respectively.

Computers, equipment and software at July 31, 2013 and January 31, 2013 included a total of $598.3 million and $136.9 million acquired under capital lease agreements, respectively. Accumulated amortization relating to computers, equipment and software under capital leases totaled $69.9 million and $57.8 million, respectively, at July 31, 2013 and January 31, 2013. Amortization of assets under capital leases is included in depreciation and amortization expense.

In June 2013, the Company entered into a large capital lease agreement for software for a period of nine years, which consists of the contractual term of six years and a renewal option of three years. The capitalized portion will be depreciated over the estimated useful life of the software, which is nine years.

In November 2010, the Company purchased approximately 14 acres of undeveloped real estate in San Francisco, California, including entitlements and improvements associated with the land. In addition to the amounts reflected in the table above, the Company recorded $23.3 million related to the perpetual parking rights and classified such rights as a purchased intangible asset as it represents an intangible right to use the existing garage. The Company has capitalized pre-construction activities related to the development of the land, including interest costs and property taxes since the November 2010 purchase. During the first quarter of fiscal 2013, the Company suspended pre-construction activity. The total carrying value of the land, building improvements and perpetual parking rights was $321.1 million as of July 31, 2013. The Company continues to evaluate its future needs for office facilities space and its options for the undeveloped real estate, which may include selling a portion of or all the real estate holdings, or suspending pre-construction activity for several more years.

There was no impairment of long-lived assets during the three and six months ended July 31, 2013 and 2012, respectively.

4. Business Combinations

ExactTarget

On July 12, 2013, the Company acquired for cash the outstanding stock of ExactTarget, a leading global provider of cross-channel, digital marketing solutions that empower organizations of all sizes to communicate with their customers through the digital channels they use most. The Company acquired ExactTarget to, among other things, create a world-class marketing platform across the channels of email, social, mobile and the web. The Company has included the financial results of ExactTarget in the consolidated financial statements from the date of acquisition. The preliminary acquisition date fair value of the consideration transferred for ExactTarget was approximately $2.6 billion, including the proceeds from the term loan of $300.0 million (see Note 5), which consisted of the following (in thousands):

Fair Value
Cash	$2,567,098
Fair value of equity awards assumed	40,067

Total	$2,607,165

The preliminary estimated fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model. The share conversion ratio of 0.84 was applied to convert ExactTarget’s outstanding equity awards for ExactTarget’s common stock into equity awards for shares of the Company’s common stock.

The following table summarizes the preliminary estimated fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Fair Value
Cash, cash equivalents and marketable securities	$91,549
Accounts receivable	63,320
Other current assets	20,965
Customer contract asset, current and noncurrent	201,161
Property and equipment	64,782
Other noncurrent assets	4,379
Intangible assets	708,260
Goodwill	1,852,852
Accounts payable, accrued expenses and other liabilities	(66,346)
Deferred revenue, current and noncurrent	(46,525)
Customer liability, current and noncurrent	(141,783)
Other liabilities, noncurrent	(1,825)
Deferred tax liability	(143,624)

Net assets acquired	$2,607,165

The excess of preliminary purchase consideration over the preliminary fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The preliminary fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The deferred tax liability established was primarily a result of the difference in the book basis and tax basis related to the identifiable intangible assets. The preliminary estimated fair values of assets acquired and liabilities assumed, including current and noncurrent income taxes payable and deferred taxes, and identifiable intangible assets may be subject to change as additional information is received and certain tax returns are finalized. Thus the provisional measurements of fair value set forth above are subject to change. The Company expects to finalize the valuation as soon as practicable, but not later than one-year from the acquisition date.

The following table sets forth the components of identifiable intangible assets acquired and their preliminary estimated useful lives as of the date of acquisition (in thousands):

	Fair Value	Useful Life
Developed technology	$307,200	4-7 years
Customer relationships	362,200	6-8 years
Trade name and trademark	29,400	10 years
Other purchased intangible assets	9,460	3-4 years

Total intangible assets subject to amortization	$708,260

Developed technology represents the preliminary estimated fair value of ExactTarget’s digital marketing technology. Customer relationships represent the preliminary estimated fair values of the underlying relationships with ExactTarget customers. The goodwill balance is primarily attributed to the assembled workforce and expanded market opportunities when integrating ExactTarget’s digital marketing technology with the Company’s other offerings. The goodwill balance is not deductible for U.S. income tax purposes.

The Company assumed unvested options and restricted stock with a preliminary estimated fair value of $101.6 million. Of the total consideration, a portion was preliminarily allocated to the purchase consideration and the remainder of the preliminary estimated fair value was preliminarily allocated to future services and will be expensed over the remaining service periods on a straight-line basis.

The amounts of revenue and earnings of ExactTarget included in the Company’s condensed consolidated statement of operations from the acquisition date of July 12, 2013 to the period ending July 31, 2013 are as follows (in thousands):

Total revenues	$15,968
Pretax loss	$(10,371)

The following pro forma financial information summarizes the combined results of operations for the Company and ExactTarget, which was significant for purposes of the unaudited pro forma financial information disclosure, as though the companies were combined as of the beginning of the Company’s fiscal 2013.

The unaudited pro forma financial information was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Total revenues	$1,030,672	$782,808	$2,006,457	$1,518,335
Pretax loss	$(72,964)	$(69,828)	$(172,422)	$(159,915)

The pro forma financial information for all periods presented has been calculated after adjusting the results of ExactTarget to reflect the business combination accounting effects resulting from this acquisition including the amortization expense from acquired intangible assets and the stock-based compensation expense for unvested stock options and restricted stock awards assumed as though the acquisition occurred as of the beginning of the Company’s fiscal year 2013. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the Company’s fiscal 2013.

The pro forma financial information for the three and six months ended July 31, 2013 and 2012 combines the historical results of the Company for the three and six months ended July 31, 2013 and 2012, the adjusted historical results of ExactTarget for the three and six months ended June 30, 2013 and 2012, due to differences in reporting periods and considering the date the Company acquired ExactTarget, and the effects of the pro forma adjustments listed above.

EdgeSpring

On June 12, 2013, the Company acquired for cash and the Company’s common stock the outstanding stock of EdgeSpring, Inc. (“EdgeSpring”), a provider of an end-to-end business intelligence exploration platform used to build analytic applications. The Company acquired EdgeSpring to, among other things, expand its analytical capabilities and offerings. The Company has included the financial results of EdgeSpring in the consolidated financial statements from the date of acquisition, which have not been material to date. The acquisition date fair value of the consideration transferred for EdgeSpring was approximately $133.7 million, which consisted of the following (in thousands, except share data):

Fair Value
Cash	$62,580
Common stock (1,850,258 shares)	69,533
Fair value of stock options and restricted stock awards assumed	1,609

Total	$133,722

The fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model. The share conversion ratio of 0.17 was applied to convert EdgeSpring’s outstanding equity awards for EdgeSpring’s common stock into equity awards for shares of the Company’s common stock.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Fair Value
Current and noncurrent tangible assets	$4,462
Intangible assets	32,300
Goodwill	107,165
Current and noncurrent liabilities	(666)
Deferred tax liability	(9,539)

Net assets acquired	$133,722

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible assets acquired, liabilities assumed and identifiable intangible assets are based on management’s estimates and assumptions. The estimated fair values of current and noncurrent income taxes payable and deferred taxes may be subject to change as additional information is received and certain tax returns are finalized. Thus the provisional measurements of fair value set forth above are subject to change. The Company expects to finalize the valuation as soon as practicable, but not later than one-year from the acquisition date.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands):

	Fair Value	Useful Life
Developed technology	$31,030	5-6 years
Customer relationships	560	5 years
Trade name and trademark	710	5 years

Total intangible assets subject to amortization	$32,300

Developed technology represents the estimated fair value of EdgeSpring’s end-to-end business intelligence exploration technology. Customer relationships represent the fair values of the underlying relationships with EdgeSpring customers. The goodwill balance is primarily attributed to the assembled workforce and expanded market opportunities when integrating EdgeSpring’s business intelligence technology with the Company’s other offerings. The goodwill balance is not deductible for U.S. income tax purposes.

The Company assumed unvested equity awards for shares of EdgeSpring’s common stock with a fair value of $4.7 million. Of the total consideration, $1.6 million was allocated to the purchase consideration and $3.1 million was allocated to future services and will be expensed over the remaining service periods on a straight-line basis.

Other Business Combinations

During the six months ended July 31, 2013, the Company acquired two other companies for an aggregate of $29.1 million in cash, net of cash acquired, and has included the financial results of these companies in its condensed consolidated financial statements from the date of each respective acquisition. The Company accounted for these transactions as business combinations. In allocating the purchase consideration based on estimated fair values, the Company recorded $13.3 million of acquired intangible assets with useful lives of three to five years, $19.1 million of goodwill, $2.8 million of net tangible assets, including cash acquired, and $4.0 million of deferred tax liabilities. The goodwill balance is deductible for U.S. income tax purposes. The two aforementioned business combinations and EdgeSpring were not included in the pro forma combined historical results of operations of the Company as they are not material.

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter.

Goodwill consisted of the following (in thousands):

Balance as of January 31, 2013	$1,529,378
EdgeSpring	107,165
ExactTarget	1,852,852
Other acquisitions	19,079
Finalization of acquisition date fair values and other adjustments	(4,793)

Balance as of July 31, 2013	$3,503,681

5. Convertible Senior Notes and Term Loan

Convertible Senior Notes

	Par Value	Equity Component		Liability Component of Par Value as of
(in thousands)				July 31, 2013	January 31, 2013
0.75% Convertible Senior Notes due January 15, 2015	$574,890	$125,530	(1)	$534,391	$521,278
0.25% Convertible Senior Notes due April 1, 2018	1,150,000	122,421	(2)	1,035,271	—

(1)	This amount represents the equity component recorded at the initial issuance of the 0.75% convertible senior notes. As of July 31, 2013, $40.5 million was reclassified as temporary equity on the condensed consolidated balance sheet as these notes were convertible.
(2)	This amount represents the equity component recorded at the initial issuance of the 0.25% convertible senior notes.

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

The Notes consisted of the following (in thousands):

	As of
	July 31, 2013	January 31, 2013
Liability component :
Principal:
0.75% Senior Notes (1)	$574,890	$574,890
0.25% Senior Notes (1)	1,150,000	0
Less: debt discount, net
0.75% Senior Notes (2)	(40,499)	(53,612)
0.25% Senior Notes (3)	(114,729)	0

Net carrying amount	$1,569,662	$521,278

(1)	The effective interest rates of the 0.75% Senior Notes and 0.25% Senior Notes are 5.86% and 2.53%, respectively. These interest rates were based on the interest rates of a similar liability at the time of issuance that did not have an associated convertible feature.
(2)	Included in the condensed consolidated balance sheets within Convertible 0.75% Senior Notes (which is classified as a current liability, as these notes were convertible) and is amortized over the life of the 0.75% Senior Notes using the effective interest rate method.
(3)	Included in the condensed consolidated balance sheets within Convertible 0.25% Senior Notes (which is classified as a noncurrent liability) and is amortized over the life of the 0.25% Senior Notes using the effective interest rate method.

The total estimated fair values of the Company’s 0.75% Senior Notes and 0.25% Senior Notes at July 31, 2013 were $1.2 billion and $1.1 billion, respectively. The fair value was determined based on the closing trading price per $100 of the 0.75% Senior Notes and 0.25% Senior Notes as of the last day of trading for the second quarter of fiscal 2014.

Based on the closing price of the Company’s common stock of $43.75 on July 31, 2013, the if-converted value of the 0.75% Senior Notes exceeded their principal amount by approximately $603.7 million and the if-converted value of the 0.25% Senior Notes was less than their principal amount.

Note Hedges

To minimize the impact of potential economic dilution upon conversion of the Notes, the Company entered into convertible note hedge transactions with respect to its common stock (the “Note Hedges”).

(in thousands, except for shares)	Date	Purchase	Shares
0.75% Note Hedges	January 2010	$126,500	26,943,812
0.25% Note Hedges	March 2013	$153,800	17,308,880

The Note Hedges cover shares of the Company’s common stock at a strike price that corresponds to the initial conversion price of the respective Notes, also subject to adjustment, and are exercisable upon conversion of the Notes. The Note Hedges will expire upon the maturity of the Notes. The Note Hedges are intended to reduce the potential economic dilution upon conversion of the Notes in the event that the market value per share of the Company’s common stock, as measured under the Notes, at the time of exercise is greater than the conversion price of the Notes. The Note Hedges are separate transactions and are not part of the terms of the Notes. Holders of the Notes will not have any rights with respect to the Note Hedges. The Company initially recorded a deferred tax asset of $51.4 million in connection with the 0.75% Note Hedges. The Note Hedges do not impact earnings per share, as they were entered into to offset any dilution from the Notes.

Warrants

	Date	Proceeds (in thousands)	Shares	Strike Price
0.75% Warrants	January 2010	$59,300	26,943,812	$29.88
0.25% Warrants	March 2013	$84,800	17,308,880	$90.40

Separately, in January 2010 and March 2013, the Company also entered into warrant transactions (the “0.75% Warrants” and the “0.25% Warrants”, respectively) (collectively, the “Warrants”), whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, shares of the Company’s common stock. As the average market value per share of the Company’s common stock for the reporting period, as measured under the Warrants, exceeds the strike price of the Warrants, the Warrants would have a dilutive effect on the Company’s earnings/loss per share. The 0.75% Warrants were dilutive during the three and six months ended July 31, 2013 based on the Company’s net income during the three and six months ended July 31, 2013, while the 0.25% Warrants were anti-dilutive during the three and six months ended July 31, 2013. The Warrants are separate transactions, entered into by the Company and are not part of the terms of the Notes or Note Hedges. Holders of the Notes and Note Hedges will not have any rights with respect to the Warrants.

Term Loan

On July 11, 2013, the Company entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A. and certain other lenders. The Credit Agreement provides for a $300.0 million term loan (the “Term Loan”) maturing on July 11, 2016 (the “Maturity Date”) and bears interest at the Company’s option at either a base rate plus a spread of 0.50% to 1.00% or an adjusted LIBOR rate as defined in the Credit Agreement plus a spread of 1.50% to 2.00%.

The Company entered into the Term Loan in conjunction with and for purposes of funding the acquisition of ExactTarget.

Interest is due and payable in arrears quarterly for the loan bearing interest at the base rate and at the end of an interest period in the case of the loan bearing interest at the adjusted LIBOR rate. The Term Loan is payable in quarterly installments equal to $7.5 million beginning on September 30, 2013, with the remaining outstanding principal amount of the term loan being due and payable on the Maturity Date. The Company may prepay the Term Loan, in whole or in part at anytime during the term of the Term Loan. Amounts repaid or prepaid may not be reborrowed under the terms of the Credit Agreement. The Term Loan is secured by a pledge of 100 percent of the equity securities of the Company’s direct domestic subsidiaries and 65 percent of the equity securities of the Company’s foreign subsidiaries.

The Credit Agreement contains certain customary affirmative and negative covenants, including a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, a limit on the Company’s ability to incur additional indebtedness, issue preferred stock or pay dividends, and certain other restrictions on the Company’s activities each defined specifically in the Credit Agreement. The Company was in compliance with the Credit Agreement’s covenants as of July 31, 2013.

The weighted average interest rate on the Term Loan was 2.3% as of July 31, 2013. Accrued interest on the Term Loan was $0.4 million as of July 31, 2013. As of July 31, 2013, the current portion outstanding under the Term Loan was $30.0 million and the noncurrent outstanding portion was $270.0 million.

Interest Expense

The following table sets forth total interest expense recognized related to the Notes and the Term Loan prior to capitalization of interest (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Contractual interest expense	$2,178	$1,078	$3,593	$2,156
Amortization of debt issuance costs	1,179	332	1,920	662
Amortization of debt discount	12,352	6,207	21,592	12,384

	$15,709	$7,617	$27,105	$15,202

Interest expense consists of interest on the Company’s capital lease commitments, the Notes, and the Term Loan, net of amounts capitalized.

6. Other Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	July 31, 2013	January 31, 2013
Deferred income taxes, net	$14,157	$7,321
Prepaid income taxes	25,965	21,180
Customer contract asset	150,498	0
Prepaid expenses and other current assets	165,008	104,813

	$355,628	$133,314

Customer contract asset reflects future billings of amounts that are contractually committed by ExactTarget’s existing customers as of the acquisition date that will be billed in the next twelve months. As the Company bills these customers this balance will reduce and accounts receivable will increase.

Capitalized Software, net

Capitalized software consisted of the following (in thousands):

	As of
	July 31, 2013	January 31, 2013
Capitalized internal-use software development costs, net of accumulated amortization of $86,264 and $72,448, respectively	$66,578	$59,647
Acquired developed technology, net of accumulated amortization of $226,040 and $179,906, respectively	470,802	147,676

	$537,380	$207,323

Capitalized internal-use software amortization expense totaled $7.1 million and $5.5 million for the three months ended July 31, 2013 and 2012, respectively. Acquired developed technology amortization expense totaled $24.1 million and $18.3 million for the three months ended July 31, 2013 and 2012, respectively. Capitalized internal-use software amortization expense totaled $13.8 million and $10.1 million for the six months ended July 31, 2013 and 2012, respectively. Acquired developed technology amortization expense totaled $46.1 million and $36.5 million for the six months ended July 31, 2013 and 2012, respectively.

The Company capitalized $0.9 million and $0.7 million of stock-based expenses related to capitalized internal-use software development and deferred professional services during the three months ended July 31, 2013 and 2012, respectively. The Company capitalized $1.8 million and $1.7 million of stock-based expenses related to capitalized internal-use software development and deferred professional services during the six months ended July 31, 2013 and 2012, respectively.

Other Assets, net

Other assets consisted of the following (in thousands):

	As of
	July 31, 2013	January 31, 2013
Deferred income taxes, noncurrent, net	$8,189	$19,212
Long-term deposits	13,917	13,422
Purchased intangible assets, net of accumulated amortization of $35,757 and $28,790, respectively	448,976	49,354
Acquired intellectual property, net of accumulated amortization of $9,142 and $7,074, respectively	12,820	13,872
Strategic investments	65,984	51,685
Customer contract asset	48,029	0
Other	35,513	21,415

	$633,428	$168,960

Customer contract asset reflects the noncurrent portion of future billings that are contractually committed by ExactTarget’s existing customers as of the acquisition date. As the Company bills these customers this balance will reduce and accounts receivable will increase.

Purchased intangible assets amortization expense for the three months ended July 31, 2013 and 2012 was $4.5 million and $2.4 million, respectively, and for the six months ended July 31, 2013 and 2012, was $7.0 million and $5.8 million, respectively. Acquired intellectual property amortization expense for the three months ended July 31, 2013 and 2012 was $1.1 million and $0.8 million, respectively, and for the six months ended July 31, 2013 and 2012 was $2.1 million and $2.0 million, respectively.

Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of
	July 31, 2013	January 31, 2013
Accounts payable	$66,859	$14,535
Accrued compensation	239,961	311,595
Accrued other liabilities	227,626	138,165
Accrued income and other taxes payable	93,767	120,341
Accrued professional costs	16,751	10,064
Accrued rent	13,044	3,006
Customer liability, current	106,075	0

	$764,083	$597,706

Customer liability reflects the legal obligation to provide future services that are contractually committed by ExactTarget’s existing customers but unbilled as of the acquisition date. As these services are invoiced this balance will reduce and deferred revenue will increase.

Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following (in thousands):

	As of
	July 31, 2013	January 31, 2013
Income taxes payable, noncurrent	$86,658	$49,074
Long-term lease liabilities and other	570,114	126,658
Customer liability, noncurrent	30,583	0

	$687,355	$175,732

Customer liability, noncurrent reflects the noncurrent fair value of the legal obligation to provide future services that are contractually committed by ExactTarget’s existing customers but unbilled as of the acquisition date. As these services are invoiced this balance will reduce and deferred revenue will increase.

In June 2013, the Company entered into a large capital lease agreement for software for a period of nine years, which consists of the contractual term of six years and a renewal option of three years.

7. Stockholders’ Equity

The Company maintains the following stock plans: the 2006 Inducement Equity Incentive Plan (the “Inducement Plan”), 2004 Employee Stock Purchase Plan and the 2013 Equity Incentive Plan. These plans provide for annual automatic increases on February 1 to the shares reserved for issuance. The expiration of the 1999 Stock Option Plan (“1999 Plan”) in fiscal 2010 did not affect awards outstanding, which continue to be governed by the terms and conditions of the 1999 Plan.

On February 1, 2013, 14.0 million additional shares were reserved under the 2004 Equity Incentive Plan and 4.0 million additional shares were reserved under the 2004 Employee Stock Purchase Plan pursuant to the automatic increase in each respective plan.

On June 6, 2013, the Company’s stockholders approved the 2013 Equity Incentive Plan (the “2013 Plan”) with a reserve of 48.0 million shares of common stock for future issuance. In addition, 21.9 million shares of common stock that were previously available for grant under the 2004 Equity Incentive Plan and the 2004 Outside Directors Stock Plan (collectively, the “Prior Plans”) as of June 6, 2013, expired and were added to the 2013 Plan share reserve. Any shares of common stock subject to outstanding awards under the Prior Plans that expire, are forfeited, or repurchased by the Company also will be available for future grant under the 2013 Plan.

In September 2011, the Company’s Board of Directors amended and restated the 2004 Employee Stock Purchase Plan (the “ESPP”). In conjunction with the amendment of the ESPP, the Company’s Board of Directors determined that the offerings under the ESPP would commence, beginning with a twelve month offering period starting in December 2011. As of July 31, 2013, $18.8 million has been withheld on behalf of employees for future purchases under the plan and is recorded in accrued expenses and other liabilities. Employees purchased 1.4 million shares in the three months ended July 31, 2013 for $43.7 million under the ESPP.

Prior to February 1, 2006, options issued under the Company’s stock option plans generally had a term of 10 years. From February 1, 2006 through July 3, 2013, options issued had a term of 5 years. After July 3, 2013, options issued have a term of 7 years.

Stock activity excluding the ESPP is as follows:

		Options Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2013	11,759,740	29,983,292	$26.60
Increase in shares authorized:
2004 Equity Incentive Plan	14,000,000	0	0.00
2013 Equity Incentive Plan	69,924,140	0	0.00
2010 EdgeSpring Plan	124,859	0	0.00
2004 ExactTarget Plan	136,986	0	0.00
2008 ExactTarget Plan	3,202,185	0	0.00
Options granted under all plans	(4,554,571)	4,554,571	26.14
Restricted stock activity	(1,352,834)	0	0.00
Stock grants to board and advisory board members	(62,400)	0	0.00
Exercised	0	(3,584,945)	17.27
Plan shares expired	(22,946,483)	0	0.00
Cancelled	554,131	(554,131)	30.29

Balance as of July 31, 2013	70,785,753	30,398,787	$27.56	$492,193

Vested or expected to vest		29,192,079	$27.42	$476,849

Exercisable as of July 31, 2013		12,232,395	$22.82	$256,054

The total intrinsic value of the options exercised during the six months ended July 31, 2013 and 2012 was $93.5 million and $166.0 million, respectively. The intrinsic value is the difference between the current market value of the stock and the exercise price of the stock option.

The weighted-average remaining contractual life of vested and expected to vest options is approximately 3.4 years.

As of July 31, 2013, options to purchase 12,232,395 shares were vested at a weighted average exercise price of $22.82 per share and had a remaining weighted-average remaining contractual life of approximately 2.2 years. The total intrinsic value of these vested options as of July 31, 2013 was $256.1 million.

The following table summarizes information about stock options outstanding as of July 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.26 to $13.29	4,426,163	3.3	$6.02	2,948,720	$5.37
$14.14 to $22.98	4,411,844	2.6	17.30	2,757,702	16.84
$23.16 to $27.06	5,038,888	4.0	26.79	1,602,542	26.98
$27.56 to $35.07	2,567,970	4.2	31.70	750,608	32.05
$35.63	5,676,624	2.3	35.63	3,311,229	35.63
$35.87 to $38.03	4,593,550	3.9	37.04	837,354	36.60
$38.38 to $43.40	3,683,748	4.6	39.64	24,240	38.38

	30,398,787	3.5	$27.56	12,232,395	$22.82

Restricted stock activity is as follows:

	Restricted Stock Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2013	26,782,620	$0.001
Granted	2,844,285	0.001
Cancelled	(1,450,910)	0.001
Acquired plan shares expired	(33,653)	0.001
Vested and converted to shares	(3,855,227)	0.001

Balance as of July 31, 2013	24,287,115	$0.001	$1,062,561

Expected to vest	21,248,104		$929,605

The restricted stock, which upon vesting entitles the holder to one share of common stock for each share of restricted stock, has an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and generally vest over 4 years.

The weighted-average grant date fair value of the restricted stock issued for the six months ended July 31, 2013 and 2012 was $43.43 and $35.54, respectively.

Common Stock

The following number of shares of common stock were reserved and available for future issuance at July 31, 2013:

Options outstanding	30,398,787
Restricted stock awards and units outstanding	24,287,115
Stock available for future grant:
2013 Equity Incentive Plan	69,586,359
2006 Inducement Equity Incentive Plan	1,199,394
2004 Employee Stock Purchase Plan	7,643,392
Convertible senior notes	44,247,536
Warrants	44,252,692

221,615,275

8. Income Taxes

Effective Tax Rate

The Company computes its year to date provision for income taxes by applying the estimated annual effective tax rate to year to date pretax loss and adjusts the provision for discrete tax items recorded in the period. For the six months ended July 31, 2013, the Company reported a tax benefit of $119.6 million with a pretax loss of $110.7 million, which resulted in an effective tax rate of 108 percent. Primarily in connection with the acquisition of ExactTarget, the Company recorded a discrete tax benefit of $128.8 million from a partial release of the tax valuation allowance. The valuation allowance was established in the third quarter of fiscal 2013. The net deferred tax liability from the acquisition of ExactTarget provided an additional source of income to support the realizability of the Company’s pre-existing deferred tax assets and as a result, the Company released a portion of its valuation allowance.

For the six months ended July 31, 2012, the Company reported a tax benefit of $9.6 million with a pretax loss of $38.9 million, which resulted in an effective tax rate of 25 percent. The Company’s effective tax rate was lower than the federal statutory tax rate of 35 percent primarily due to California tax credits and the tax impact of structuring intellectual property related to acquisitions, partially offset by foreign tax expense and non-deductible amounts.

Tax Benefits Related to Stock-Based Compensation

The total income tax benefit in the accompanying condensed consolidated statements of operations related to stock-based awards was $65.9 million and $51.6 million for the six months ended July 31, 2013 and 2012, respectively. The majority of the tax benefit was not recognized as a result of the valuation allowance.

Unrecognized Tax Benefits and Other Considerations

The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. Certain prior year tax returns are currently being examined by taxing authorities including the Internal Revenue Service, California Franchise Tax Board and the National Tax Agency of Japan. The examinations by these major jurisdictions are in early stages and the Company has not been informed of any proposed adjustments.

The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. In the next twelve months, it is reasonably possible that the unrecognized tax benefits may decrease by approximately $4.0 million due to lapsing of the statute of limitations.

9. Earnings/Loss Per Share

Basic earnings/loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the fiscal period. Diluted earnings/loss per share is computed giving effect to all potential weighted average dilutive common stock, including options, restricted stock units, warrants and the convertible senior notes. The dilutive effect of outstanding awards and convertible securities is reflected in diluted earnings per share by application of the treasury stock method. Diluted loss per share for the three and six months ended July 31, 2012 are the same as basic loss per share as there is a net loss in these periods and inclusion of potentially issuable shares would be anti-dilutive.

A reconciliation of the denominator used in the calculation of basic and diluted earnings/loss per share is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$76,603	$(9,829)	$8,882	$(29,304)

Denominator:
Weighted-average shares outstanding for basic net income (loss) per share	593,955	557,700	591,210	555,156
Effect of dilutive securities:
Convertible senior notes	12,977	0	13,270	0
Warrants	7,394	0	7,804	0
Employee stock awards	10,330	0	11,581	0

Adjusted weighted-average shares outstanding and assumed conversions for diluted net income (loss) per share	624,656	557,700	623,865	555,156

Only the 0.75% Convertible Senior Notes and 0.75% Warrants have a dilutive effect for the three and six months ended July 31, 2103, as seen above.

The weighted-average number of shares outstanding used in the computation of basic and diluted earnings/loss per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings/loss per share because the effect would have been anti-dilutive (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Stock awards	9,310	33,924	8,172	34,456
Warrants	17,309	26,944	17,309	26,944
Convertible senior notes	17,309	26,940	17,309	26,940

10. Commitments

Letters of Credit

As of July 31, 2013, the Company had a total of $57.2 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through December 2030.

Leases

The Company leases facilities space and certain fixed assets under non-cancelable operating and capital leases with various expiration dates.

As of July 31, 2013, the future minimum lease payments under non-cancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Period:
Remaining six months of fiscal 2014	$29,177	$80,712
Fiscal 2015	69,951	166,521
Fiscal 2016	66,633	160,237
Fiscal 2017	68,672	149,678
Fiscal 2018	80,933	144,397
Thereafter	298,440	996,485

Total minimum lease payments	613,806	$1,698,030

Less: amount representing interest	(96,750)

Present value of capital lease obligations	$517,056

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

Since the Foundation’s inception, the Company has provided at no charge certain resources to Foundation employees such as office space. The value of these items was approximately $205,000 for the quarter ended July 31, 2013.

In addition to the resource sharing with the Foundation, the Company issued the Foundation warrants in August 2002 to purchase shares of the Company’s common stock. All of the warrants were exercised in prior years. As of July 31, 2013, the Foundation held no shares of salesforce.com common stock. Additionally, the Company has donated subscriptions to the Company’s service to other qualified non-profit organizations. The Company also allows an affiliate of the Foundation to resell the Company’s service to non-profit organizations. The Company does not charge the affiliate for these subscriptions, so any revenue from subscriptions provided to non-profit organizations is retained by the Foundation to fund its charitable work. The value of the subscriptions was approximately $3.8 million for the quarter ended July 31, 2013. The Company plans to continue these programs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our anticipated growth, the effect of general economic and market conditions, our business strategy and our plan to build our business, including our strategy to be the leading provider of enterprise cloud computing applications and platforms and to lead the industry shift to the “customer company”, our service performance and security, the expenses associated with new data centers, additional data center capacity, real estate and office facilities space, our operating results, new features and services, our strategy of acquiring or making investments in complementary businesses, joint ventures, services and technologies, and intellectual property rights, our ability to successfully integrate acquired businesses and technologies, our ability to continue the growth and to maintain deferred revenue and unbilled deferred revenue, our ability to protect our intellectual property rights, our ability to develop our brands, the effect of evolving government regulations, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the valuation of deferred tax assets, the potential availability of additional tax assets in the future and related matters, the impact of expensing stock options, the sufficiency of our capital resources factors related to our outstanding convertible notes, term loan, compliance with our related debt covenants, and capital lease obligations, and current and potential litigation involving us, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “assumes,” “may,” “should,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

We also regularly evaluate acquisitions or investment opportunities in complementary businesses, joint ventures, services and technologies and intellectual property rights in an effort to expand our service offerings. We expect to continue to make such investments and acquisitions in the future and we plan to reinvest a significant portion of our incremental revenue in fiscal 2014 to grow our business and continue our leadership role in the cloud computing industry. As a result of our aggressive growth plans, specifically our hiring plan and acquisition activities, we have incurred significant expenses from equity awards and amortization of purchased intangibles which have resulted in net losses on a GAAP basis in past quarters. This quarter, due to the deferred taxes associated with the ExactTarget acquisition, we recorded a tax benefit and therefore had net income on a GAAP basis. As we continue with our growth plan, we anticipate we will have net losses on a GAAP basis for the next several quarters.

Our typical subscription contract term is 12 to 36 months, although terms range from one to 60 months, so during any fiscal reporting period only a subset of active subscription contracts are available for renewal. We calculate our renewal rates as of the end of each reporting period. Renewal rates remained in the high 80’s percentage range as of July 31, 2013, improving slightly from the renewal percentage as of January 31, 2013. We expect our renewal rates to continue to improve slowly over time, as we continue to expand our enterprise business and invest in customer success and other related programs.

We expect marketing and sales costs, which were 51 percent of our total revenues for the six months ended July 31, 2013 and 53 percent for the same period a year ago, to continue to represent a substantial portion of total revenues in the future as we seek to add and manage more paying customers, and build greater brand awareness.

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

On July 12, 2013, we acquired for cash the outstanding stock of ExactTarget, Inc. (“ExactTarget”), a leading global provider of cross-channel, digital marketing solutions. We acquired ExactTarget for the assembled workforce, expected synergies and to create a world-class marketing platform across the channels of email, social, mobile and the web. The financial results of ExactTarget are included in our condensed consolidated financial statements from the date of acquisition. The total purchase price for ExactTarget was approximately $2.6 billion.

On July 12, 2013, we entered into a credit agreement which provides for a $300.0 million term loan due on July 11, 2016. All amounts borrowed under the term loan were used to pay a portion of the total purchase price for ExactTarget.

In June 2013, we entered into a large capital lease agreement for software for a period of nine years, which consists of the contractual term of six years and a renewal option of three years.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2014, for example, refer to the fiscal year ending January 31, 2014.

Sources of Revenues

We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our enterprise cloud computing services and from customers purchasing additional support beyond the standard support that is included in the basic subscription fees; and (2) related professional services such as process mapping, project management, implementation services and other revenue. “Other revenue” consists primarily of training fees. Subscription and support revenues accounted for approximately 94 percent of our total revenues for the six months ended July 31, 2013. Subscription revenues are driven primarily by the number of paying subscribers, varying service types, the price of our service and service renewal rates. We define a “customer” as a separate and distinct buying entity (e.g., a company, a distinct business unit of a large corporation, a partnership, etc.) that has entered into a contract to access our enterprise cloud computing services. We define a “subscription” as a unique user account purchased by a customer for use by its employees or other customer-authorized users, and we refer to each such user as a “subscriber.” The number of paying subscriptions at each of our customers ranges from one to hundreds of thousands. None of our customers accounted for more than five percent of our revenues during the six months ended July 31 2013 and 2012.

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

Seasonal Nature of Deferred Revenue and Accounts Receivable

Deferred revenue primarily consists of billings to customers for our subscription service. Over 90 percent of the value of our billings to customers is for our subscription and support service. We generally invoice our customers in either annual or quarterly cycles. Occasionally, we bill customers for their multi-year contract on a single invoice which results in an increase in noncurrent deferred revenue. We typically issue renewal invoices 30 days in advance of the renewal service period, and depending on timing, the initial invoice for the subscription and services contract and the subsequent renewal invoice may occur in different quarters. This may result in an increase in deferred revenue and accounts receivable. There is a disproportionate weighting towards annual billings in the fourth quarter, primarily as a result of large enterprise account buying patterns. Our fourth quarter has historically been our strongest quarter for new business and renewals. The year on year compounding effect of this seasonality in both billing patterns and overall new and renewal business causes the value of invoices that we generate in the fourth quarter for both new business and renewals to increase as a proportion of our total annual billings. Approximately 70 percent of all invoices were issued with annual terms during the three months ended July 31, 2013.

Accordingly, the sequential quarterly changes in accounts receivable and the related deferred revenue during the first three quarters of our fiscal year are not necessarily indicative of the billing activity that occurs in the fourth quarter as displayed below (in thousands):

	April 30, 2013	July 31, 2013
Fiscal 2014
Accounts receivable, net	$502,609	$599,543
Deferred revenue, current and noncurrent	1,733,160	1,789,648

	April 30, 2012	July 31, 2012	October 31, 2012	January 31, 2013
Fiscal 2013
Accounts receivable, net	$371,395	$446,917	$418,590	$872,634
Deferred revenue, current and noncurrent	1,334,716	1,337,184	1,291,703	1,862,995

	April 30, 2011	July 31, 2011	October 31, 2011	January 31, 2012
Fiscal 2012
Accounts receivable, net	$270,816	$342,397	$312,331	$683,745
Deferred revenue, current and noncurrent	915,133	935,266	917,821	1,380,295

Unbilled Deferred Revenue

The deferred revenue balance on our consolidated balance sheet does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Unbilled deferred revenue represents future billings under our subscription agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue. Unbilled deferred revenue was approximately $3.8 billion as of July 31, 2013 and approximately $3.5 billion as of January 31, 2013. Due to our sales to large enterprise accounts, we are experiencing longer contractual commitments by our customers which is reflected in our growing unbilled deferred revenue. Also as a result, our typical contract length has grown and is now between 12 and 36 months. This has a positive impact on our renewal rate. We expect that the amount of unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing and duration of large customer subscription agreements, varying billing cycles of subscription agreements, the specific timing of customer renewals, foreign currency fluctuations, the timing of when unbilled deferred revenue is to be recognized as revenue, and changes in customer financial circumstances. For multi-year subscription agreements billed annually, the associated unbilled deferred revenue is typically high at the beginning of the contract period, zero just prior to renewal, and increases if the agreement is renewed. Low unbilled deferred revenue attributable to a particular subscription agreement is often associated with an impending renewal and may not be an indicator of the likelihood of renewal or future revenue from such customer. Accordingly, we expect that the amount of aggregate unbilled deferred revenue will change from year-to-year depending in part upon the number and dollar amount of subscription agreements at particular stages in their renewal cycle. Such fluctuations are not a reliable indicator of future revenues.

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

We intend to continue to invest additional resources in our enterprise cloud computing services. For example, we have invested in additional database software and we plan to open additional data centers and expand our current data centers in the future. Additionally, as we acquire new businesses and technologies, the amortization expense associated with this activity will be included in cost of revenues. The timing of these additional expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in the affected periods.

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

During the six months ended July 31, 2013, we recognized stock-based expense of $225.2 million. As of July 31, 2013, the aggregate stock compensation remaining to be amortized to costs and expenses was $1.2 billion. We expect this stock compensation balance to be amortized as follows: $283.7 million during the remaining six months of fiscal 2014; $465.4 million during fiscal 2015; $300.0 million during fiscal 2016; $128.9 million during fiscal 2017 and $7.5 million during fiscal 2018. The expected amortization reflects only outstanding stock awards as of July 31, 2013 and assumes no forfeiture activity. We expect to continue to issue stock-based awards to our employees in future periods.

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

During the six months ended July 31, 2013, we deferred $62.8 million of commission expenditures and we amortized $91.9 million to sales expense. During the same period a year ago, we deferred $67.3 million of commission expenditures and we amortized $72.0 million to sales expense. Deferred commissions on our condensed consolidated balance sheets totaled $225.4 million at July 31, 2013 and $254.4 million at January 31, 2013.

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

Stock-Based Options and Awards. We recognize the fair value of our stock options and awards on a straight-line basis over the requisite service period of the option or award which is the vesting term of generally four years for stock options and restricted stock awards and one year for shares issued pursuant to our Employee Stock Purchase Plan (“ESPP”). The fair value of each option or ESPP share or stock purchase right is estimated on the date of grant using the Black-Scholes option pricing model. The estimated forfeiture rate applied is based on historical forfeiture rates. We evaluate the forfeiture rates at least annually, or when events or circumstances indicate a change may be needed. This may cause a fluctuation in our stock-based compensation in the period of change. Inputs into the Black-Scholes option pricing model include:

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

Results of Operations

The following tables set forth selected data for each of the periods indicated (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Revenues:
Subscription and support	$902,844	$687,493	$1,745,065	$1,342,713
Professional services and other	54,250	44,156	104,662	84,403

Total revenues	957,094	731,649	1,849,727	1,427,116
Cost of revenues:
Subscription and support	160,908	118,519	314,458	227,263
Professional services and other	56,809	43,899	112,253	86,706

Total cost of revenues	217,717	162,418	426,711	313,969
Gross profit	739,377	569,231	1,423,016	1,113,147
Operating expenses:
Research and development	148,079	99,442	280,018	194,218
Marketing and sales	480,621	380,160	947,111	749,949
General and administrative	150,534	103,095	280,284	204,695

Total operating expenses	779,234	582,697	1,507,413	1,148,862
Loss from operations	(39,857)	(13,466)	(84,397)	(35,715)
Investment income	4,387	7,173	7,741	11,634
Interest expense	(19,656)	(8,033)	(31,539)	(14,403)
Other income (expense)	(1,678)	294	(2,552)	(416)

Loss before benefit from income taxes	(56,804)	(14,032)	(110,747)	(38,900)
Benefit from income taxes (1)	133,407	4,203	119,629	9,596

Net income (loss)	$76,603	$(9,829)	$8,882	$(29,304)

(1)	During the three months ended July 31, 2013, we recorded a $128.8 million tax benefit as a result of the partial release of our tax valuation allowance.

Cost of revenues and marketing and sales expenses include the following amounts related to amortization of purchased intangibles from business combinations (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Cost of revenues	$22,550	$17,668	$43,855	$35,116
Marketing and sales	4,476	2,407	6,936	5,834

Cost of revenues and operating expenses include the following amounts related to stock-based awards (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Cost of revenues	$9,981	$7,864	$20,659	$15,117
Research and development	26,032	16,089	50,461	31,756
Marketing and sales	56,133	44,781	115,935	86,768
General and administrative	18,330	16,683	38,150	33,042

Revenues by geography were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Americas	$678,535	$507,974	$1,309,643	$992,927
Europe	173,705	124,609	336,531	242,903
Asia Pacific	104,854	99,066	203,553	191,286

	$957,094	$731,649	$1,849,727	$1,427,116

Americas revenue attributed to the United States was approximately 96 percent and 94 percent for the three months ended July 31, 2013 and 2012, respectively, and approximately 95 percent and 94 percent for the six months ended July 31, 2013 and 2012, respectively.

The following tables set forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Revenues:
Subscription and support	94%	94%	94%	94%
Professional services and other	6	6	6	6

Total revenues	100	100	100	100
Cost of revenues:
Subscription and support	17	16	17	16
Professional services and other	6	6	6	6

Total cost of revenues	23	22	23	22
Gross profit	77	78	77	78
Operating expenses:
Research and development	15	14	15	14
Marketing and sales	50	52	51	53
General and administrative	16	14	15	14

Total operating expenses	81	80	81	81
Loss from operations	(4)	(2)	(4)	(3)
Investment income	0	1	0	1
Interest expense	(2)	(1)	(2)	(1)
Other income (expense)	0	0	0	0

Loss before benefit from income taxes	(6)	(2)	(6)	(3)
Benefit from income taxes	14	1	6	1

Net income (loss)	8%	(1)%	0%	(2)%

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Amortization of purchased intangibles:
Cost of revenues	2%	2%	2%	2%
Marketing and sales	0	0	0	0

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Stock-based awards:
Cost of revenues	1%	1%	1%	1%
Research and development	3	2	3	2
Marketing and sales	6	6	6	6
General and administrative	2	2	2	2

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Revenues by geography:
Americas	71%	69%	71%	70%
Europe	18	17	18	17
Asia Pacific	11	14	11	13

	100%	100%	100%	100%

	Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012	Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011
Revenue constant currency growth rates (as compared to the comparable prior periods)
Americas	34%	38%
Europe	34%	40%
Asia Pacific	19%	28%
Total growth	32%	37%

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

	As of
	July 31, 2013	January 31, 2013
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$930,008	$1,758,285
Deferred revenue, current and noncurrent	1,789,648	1,862,995
Principal due on convertible senior notes and term loan	2,024,890	574,890

Unbilled deferred revenue was approximately $3.8 billion as of July 31, 2013 and $3.5 billion as of January 31, 2013. Unbilled deferred revenue represents future billings under our non-cancelable subscription agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue.

Three Months Ended July 31, 2013 and 2012

Revenues.

	Three Months Ended July 31,		Variance
(in thousands)	2013	2012	Dollars	Percent
Subscription and support	$902,844	$687,493	$215,351	31%
Professional services and other	54,250	44,156	10,094	23%

Total revenues	$957,094	$731,649	$225,445	31%

Total revenues were $957.1 million for the three months ended July 31, 2013, compared to $731.6 million during the same period a year ago, an increase of $225.4 million, or 31 percent. On a constant currency basis, total revenues grew 32 percent. Subscription and support revenues were $902.8 million, or 94 percent of total revenues, for the three months ended July 31, 2013, compared to $687.5 million, or 94 percent of total revenues, during the same period a year ago, an increase of $215.4 million, or 31 percent. The increase in subscription and support revenues was due primarily to new customers, upgrades and additional subscriptions from existing customers and improved renewal rates as compared to a year ago. We have continued to invest in a variety of customer programs and initiatives which, along with longer contract durations and increasing enterprise adoption, have helped improve our renewal rates. The price per user per month for our three primary offerings, Professional Edition, Enterprise Edition and Unlimited Edition, in the three months ended July 31, 2013 has generally remained consistent relative to prior periods. Professional services and other revenues were $54.3 million, or six percent of total revenues, for the three months ended July 31, 2013, compared to $44.2 million, or six percent of total revenues, for the same period a year ago, an increase of $10.1 million, or 23 percent. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers.

Revenues in Europe and Asia Pacific accounted for $278.6 million, or 29 percent of total revenues, for the three months ended July 31, 2013, compared to $223.7 million, or 31 percent of total revenues, during the same period a year ago, an increase of $54.9 million, or 25 percent. The increase in revenues outside of the Americas was the result of the increasing acceptance of our service, our focus on marketing our services internationally and improved renewal rates as a result of the reasons stated above. Revenues outside of the Americas increased despite an overall strengthening of the U.S. dollar relative to major international currencies, which reduced aggregate international revenues by $6.6 million compared to the same period a year ago.

Cost of Revenues.

	Three Months Ended July 31,		Variance
(in thousands)	2013	2012	Dollars
Subscription and support	$160,908	$118,519	$42,389
Professional services and other	56,809	43,899	12,910

Total cost of revenues	$217,717	$162,418	$55,299

Percent of total revenues	23%	22%

Cost of revenues was $217.7 million, or 23 percent of total revenues, for the three months ended July 31, 2013, compared to $162.4 million, or 22 percent of total revenues, during the same period a year ago, an increase of $55.3 million. The increase in absolute dollars was primarily due to an increase of $20.3 million in employee-related costs, an increase of $2.1 million in stock-based expenses, an increase of $9.7 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of $15.3 million in depreciation and amortization expenses, $4.9 million of which related to the amortization of purchased intangible assets, and an increase of $5.4 million in allocated overhead. We have increased our headcount by 69 percent since July 31, 2012 to meet the higher demand for services from our customers, of which the majority was due to the acquisition of ExactTarget on July 12, 2013.

We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity. Additionally, the amortization of purchased intangible assets will increase as we acquire additional businesses and technologies. In June 2013, we entered into a large capital lease agreement for software for a period of nine years, which consists of the contractual term of six years and a renewal option of three years. The capitalized portion will be depreciated over the estimated useful life of the software, which is nine years. A portion of the depreciation expense on this asset will be allocated to cost of revenues. We also plan to add additional employees in our professional services group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues in future periods.

Research and Development.

	Three Months Ended July 31,		Variance
(in thousands)	2013	2012	Dollars
Research and development	$148,079	$99,442	$48,637
Percent of total revenues	15%	14%

Research and development expenses were $148.1 million, or 15 percent of total revenues, for the three months ended July 31, 2013, compared to $99.4 million, or 14 percent of total revenues, during the same period a year ago, an increase of $48.6 million. The increase in absolute dollars was primarily due to an increase of $25.6 million in employee-related costs, an increase of $9.9 million in stock-based expenses and an increase of $4.6 million in our development and test data center. We increased our research and development headcount by 48 percent since July 31, 2012 in order to improve and extend our service offerings and develop new technologies. A majority of the increase was due to the acquisition of ExactTarget on July 12, 2013. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in the remaining six months of fiscal 2014 and future periods as we continue to invest in additional employees and technology to support the development of new, and improve existing, technologies and the integration of acquired technologies. In June 2013, we entered into a large capital lease agreement for software for a period of nine years, which consists of the contractual term of six years and a renewal option of three years. The capitalized portion will be depreciated over the estimated useful life of the software, which is nine years. A portion of the depreciation expense on this asset will be allocated to research and development.

Marketing and Sales.

	Three Months Ended July 31,		Variance
(in thousands)	2013	2012	Dollars
Marketing and sales	$480,621	$380,160	$100,461
Percent of total revenues	50%	52%

Marketing and sales expenses were $480.6 million, or 50 percent of total revenues, for the three months ended July 31, 2013, compared to $380.2 million, or 52 percent of total revenues, during the same period a year ago, an increase of $100.5 million. The increase in absolute dollars was primarily due to increases of $63.8 million in employee-related costs, including amortization of deferred commissions, $11.4 million in stock-based expenses, $10.1 million in advertising, marketing and event costs and increases in allocated overhead. Our marketing and sales headcount increased by 37 percent since July 31, 2012, of which the majority was due to the acquisition of ExactTarget with the remainder attributable to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative.

	Three Months Ended July 31,		Variance
(in thousands)	2013	2012	Dollars
General and administrative	$150,534	$103,095	$47,439
Percent of total revenues	16%	14%

General and administrative expenses were $150.5 million, or 16 percent of total revenues, for the three months ended July 31, 2013, compared to $103.1 million, or 14 percent of total revenues, during the same period a year ago, an increase of $47.4 million. The increase was primarily due to increases of $17.5 million in employee-related costs, $23.3 million in professional and outside services, $1.6 million in stock-based expenses and increases in allocated overhead. Our general and administrative headcount increased by 35 percent since July 31, 2012, of which the majority was due to the acquisition of ExactTarget. Additionally, we incurred $16.0 million in acquisition costs associated with the acquisition of ExactTarget.

Loss from operations.

	Three Months Ended July 31,		Variance
(in thousands)	2013	2012	Dollars
Loss from operations	$(39,857)	$(13,466)	$(26,391)
Percent of total revenues	(4)%	(2)%

Loss from operations for the three months ended July 31, 2013 was $39.9 million and included $110.5 million of stock-based expenses and $27.0 million of amortization of purchased intangibles. During the same period a year ago, loss from operations was $13.5 million and included $85.4 million of stock-based expenses and $20.1 million of amortization of purchased intangibles.

Investment income.

	Three Months Ended July 31,		Variance
(in thousands)	2013	2012	Dollars
Investment income	$4,387	$7,173	$(2,786)
Percent of total revenues	0%	1%

Investment income consists of income on our cash and marketable securities balances. Investment income was $4.4 million for the three months ended July 31, 2013 and was $7.2 million during the same period a year ago. The decrease was primarily due to the decrease in marketable securities.

Interest expense.

	Three Months Ended July 31,		Variance
(in thousands)	2013	2012	Dollars
Interest expense	$(19,656)	$(8,033)	$(11,623)
Percent of total revenues	(2)%	(1)%

Interest expense consists of interest on our convertible senior notes, capital leases and term loan. Interest expense, net of interest costs capitalized, was $19.7 million for the three months ended July 31, 2013 and was $8.0 million during the same period a year ago. The increase was primarily due to interest expense associated with the March 2013 issuance of $1.15 billion of 0.25% convertible senior notes, the $300.0 million term loan that was entered into in connection with the acquisition of ExactTarget and the large capital lease agreement for software which we entered into in June 2013.

Benefit from income taxes.

	Three Months Ended July 31,		Variance
(in thousands)	2013	2012	Dollars
Benefit from income taxes	$133,407	$4,203	$129,204
Effective tax rate	235%	30%

We recognized a tax benefit of $133.4 million with a pretax loss of $56.8 million, which resulted in an effective tax rate of 235 percent for the three months ended July 31, 2013. Included in the tax benefit was $128.8 million of discrete tax benefit from a partial release of the valuation allowance on our deferred tax assets. Due to the acquisition of ExactTarget, we established a deferred tax liability for the book-tax basis difference related to purchased intangibles. The net deferred tax liability from the acquisition of ExactTarget provided an additional source of income to support the realizability of our pre-existing deferred tax assets and as a result, we recorded a partial release of our valuation allowance.

We recorded a tax benefit of $4.2 million which resulted in an effective tax rate of 30 percent for the three months ended July 31, 2012. Our effective tax rate was lower than the federal statutory tax rate of 35 percent primarily due to California tax credits, partially offset by foreign tax expense and non-deductible amounts.

Six Months Ended July 31, 2013 and 2012

Revenues.

	Six Months Ended July 31,		Variance
(in thousands)	2013	2012	Dollars	Percent
Subscription and support	$1,745,065	$1,342,713	$402,352	30%
Professional services and other	104,662	84,403	20,259	24%

Total revenues	$1,849,727	$1,427,116	$422,611	30%

Total revenues were $1.8 billion for the six months ended July 31, 2013, compared to $1.4 billion during the same period a year ago, an increase of $422.6 million, or 30 percent. Subscription and support revenues were $1.7 billion, or 94 percent of total revenues, for the six months ended July 31, 2013, compared to $1.3 billion, or 94 percent of total revenues, during the same period a year ago, an increase of $402.4 million, or 30 percent. The increase in subscription and support revenues was due primarily to new customers, upgrades and additional subscriptions from existing customers and improved renewal rates as compared to a year ago. We have continued to invest in a variety of customer programs and initiatives which, along with longer contract durations and increasing enterprise adoption, have helped improve our renewal rates. The price per user per month for our three primary offerings, Professional Edition, Enterprise Edition and Unlimited Edition, in the six months ended July 31, 2013 has remained consistent relative to prior periods. Professional services and other revenues were $104.7 million, or six percent of total revenues, for the six months ended July 31, 2013, compared to $84.4 million, or six percent of total revenues, for the same period a year ago, an increase of $20.3 million, or 24 percent. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers.

Revenues in Europe and Asia Pacific accounted for $540.1 million, or 29 percent of total revenues, for the six months ended July 31, 2013, compared to $434.2 million, or 30 percent of total revenues, during the same period a year ago, an increase of $105.9 million, or 24 percent. The increase in revenues outside of the Americas was the result of the increasing acceptance of our service, our focus on marketing our service internationally and improved renewal rates. However, the value of the U.S. dollar relative to foreign currencies caused a decrease in U.S. dollar revenues outside of the Americas for the six months ended July 31, 2013 as compared to the same period a year ago. The foreign currency impact had the effect of decreasing our aggregate revenues by $16.5 million compared to the same period a year ago.

Cost of Revenues.

	Six Months Ended July 31,		Variance
(in thousands)	2013	2012	Dollars
Subscription and support	$314,458	$227,263	$87,195
Professional services and other	112,253	86,706	25,547

Total cost of revenues	$426,711	$313,969	$112,742

Percent of total revenues	23%	22%

Cost of revenues was $426.7 million, or 23 percent of total revenues, for the six months ended July 31, 2013, compared to $314.0 million, or 22 percent of total revenues, during the same period a year ago, an increase of $112.7 million. The increase in absolute dollars was primarily due to an increase of $38.5 million in employee-related costs, an increase of $19.0 million in service delivery costs, primarily due to our efforts in increasing data center capacity, an increase of $24.0 million in depreciation and amortization expenses, $8.7 million of which related to the amortization of acquired developed technology, an increase of $10.0 million in allocated overhead and an increase of $5.5 million in stock-based expenses. We have increased our professional services headcount by 69 percent since July 31, 2012 to meet the higher demand for services from our customers, of which the majority was due to the acquisition of ExactTarget. We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity. The timing of these additional expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues in future periods. In June 2013, we entered into a large capital lease agreement for software for a period of nine years, which consists of the contractual term of six years and a renewal option of three years. The capitalized portion will be depreciated over the estimated useful life of the software, which is nine years. A portion of the depreciation expense on this asset will be allocated to cost of revenues.

Research and Development.

	Six Months Ended July 31,		Variance
(in thousands)	2013	2012	Dollars
Research and development	$280,018	$194,218	$85,800
Percent of total revenues	15%	14%

Research and development expenses were $280.0 million, or 15 percent of total revenues, for the six months ended July 31, 2013, compared to $194.2 million, or 14 percent of total revenues, during the same period a year ago, an increase of $85.8 million. The increase in absolute dollars was due to an increase of $48.7 million in employee-related costs, an increase of $18.7 million in stock-based expenses and an increase of $7.2 million in test data lab costs. We increased our research and development headcount by 48 percent since July 31, 2012 in order to improve and extend our service offerings and develop new technologies. A majority of the increase in headcount was due to the acquisition of ExactTarget. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in the remaining six months of fiscal 2014 and future periods as we continue to invest in additional employees and technology to support the development of new, and improve existing, technologies and the integration of acquired technologies. In June 2013, we entered into a large capital lease agreement for software for a period of nine years, which consists of the contractual term of six years and a renewal option of three years. The capitalized portion will be depreciated over the estimated useful life of the software, which is nine years. A portion of the depreciation expense on this asset will be allocated to research and development.

Marketing and Sales.

	Six Months Ended July 31,		Variance
(in thousands)	2013	2012	Dollars
Marketing and sales	$947,111	$749,949	$197,162
Percent of total revenues	51%	53%

Marketing and sales expenses were $947.1 million, or 51 percent of total revenues, for the six months ended July 31, 2013, compared to $749.9 million, or 53 percent of total revenues, during the same period a year ago, an increase of $197.2 million. The increase in absolute dollars was primarily due to increases of $120.6 million in employee-related costs, $29.2 million in stock-based expenses, $24.5 million in advertising, marketing and event costs and an increase in allocated overhead. Our marketing and sales headcount increased by 37 percent since July 31, 2012, of which a majority of the increase in headcount was due to the acquisition of ExactTarget, with the remainder attributable to the hiring of additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative.

	Six Months Ended July 31,		Variance
(in thousands)	2013	2012	Dollars
General and administrative	$280,284	$204,695	$75,589
Percent of total revenues	15%	14%

General and administrative expenses were $280.3 million, or 15 percent of total revenues, for the six months ended July 31, 2013, compared to $204.7 million, or 14 percent of total revenues, during the same period a year ago, an increase of $75.6 million. The increase was primarily due to an increase of $28.4 million in employee-related costs, $5.1 million in stock-based expenses, $9.8 million in depreciation and amortization and $28.4 million in professional and outside services. Our general and administrative headcount increased by 35 percent since July 31, 2012 as we added personnel to support our growth. A majority of the increase in headcount was due to the acquisition of ExactTarget. Additionally, we incurred $16.0 million in acquisition costs associated with the acquisition of ExactTarget.

Loss from operations.

	Six Months Ended July 31,		Variance
(in thousands)	2013	2012	Dollars
Loss from operations	$(84,397)	$(35,715)	$(48,682)
Percent of total revenues	(4)%	(3)%

Loss from operations for the six months ended July 31, 2013, was $84.4 million and included $225.2 million of stock-based expenses and $50.8 million of amortization of purchased intangibles. During the same period a year ago, operating loss was $35.7 million and included $166.7 million of stock-based expenses and $41.0 million of amortization of purchased intangibles.

Investment income.

	Six Months Ended July 31,		Variance
(in thousands)	2013	2012	Dollars
Investment income	$7,741	$11,634	$(3,893)
Percent of total revenues	0%	1%

Investment income consists of income on cash and marketable securities balances. Investment income was $7.7 million for the six months ended July 31, 2013, and was $11.6 million during the same period a year ago. The decrease was primarily due to the decrease in marketable securities.

Interest expense.

	Six Months Ended July 31,		Variance
(in thousands)	2013	2012	Dollars
Interest expense	$(31,539)	$(14,403)	$(17,136)
Percent of total revenues	(2)%	(1)%

Interest expense consists of interest on our convertible senior notes, term loan and capital leases. Interest expense, net of interest costs capitalized, was $31.5 million for the six months ended July 31, 2013 and was $14.4 million during the same period a year ago. The increase was primarily due to interest expense associated with the March 2013 issuance of $1.15 billion of 0.25% convertible senior notes, the $300.0 million term loan that was entered into in connection with the acquisition of ExactTarget and the large capital lease agreement which we entered into in June 2013. During the six months ended July 31, 2013, we capitalized $0.3 million of interest costs related to capital projects. Capitalized interest during the same period a year ago was $2.0 million.

Benefit from Income Taxes.

	Six Months Ended July 31,		Variance
(in thousands)	2013	2012	Dollars
Benefit from income taxes	$119,629	$9,596	$110,033
Effective tax rate	108%	25%

We reported a tax benefit of $119.6 million with a pretax loss of $110.7 million, which resulted in an effective tax rate of 108 percent for the six months ended July 31, 2013. Included in the tax benefit was $128.8 million of discrete tax benefit from a partial release of the valuation allowance on our deferred tax assets, primarily in connection with the acquisition of ExactTarget. Due to the ExactTarget acquisition, a deferred tax liability was established for the book-tax basis difference related to purchased intangibles. The net deferred tax liability from the acquisition of ExactTarget provided an additional source of income to support the realizability of our pre-existing deferred tax assets and as a result, we recorded a partial release of its valuation allowance.

We recorded a tax benefit of $9.6 million which resulted in an effective tax rate of 25 percent for the six months ended July 31, 2012. Our effective tax rate was lower than the federal statutory tax rate of 35 percent primarily due to California tax credits and the impact of structuring intellectual property related to acquisitions, partially offset by foreign tax expense and non-deductible amounts.

Liquidity and Capital Resources

At July 31, 2013, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $930.0 million and accounts receivable of $599.5 million.

Net cash provided by operating activities was $183.2 million during the three months ended July 31, 2013 and $136.2 million during the same period a year ago. Cash provided by operating activities has historically been affected by: the amount of net loss adjusted for non-cash expense items such as depreciation and amortization, amortization of purchased intangibles from business combinations, amortization of debt discount, and the expense associated with stock-based awards; the reclassification of excess tax benefits from employee stock plans to cash flows from financing activities; the timing of employee related costs including commissions and bonus payments; the timing of collections from our customers, which is our largest source of operating cash flows; and changes in working capital accounts.

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

Net cash provided by operating activities during the six months ended July 31, 2013 increased $117.0 million over the same period a year ago primarily due to higher net income after adjusting for depreciation and amortization, stock-based compensation and a $25.2 million decrease in the excess tax benefits from employee stock plans which improved operating cash results. Net cash provided by operating activities was also impacted by approximately $30.0 million of payments made for the transaction fees incurred by ExactTarget and us related to the acquisition.

Net cash used in investing activities was $2.1 billion during the six months ended July 31, 2013 and $102.7 million during the same period a year ago. The net cash used in investing activities during the six months ended July 31, 2013 primarily related to the acquisition of EdgeSpring, Inc. (“EdgeSpring”) in June 2013, the acquisition of ExactTarget, Inc. (“ExactTarget”) in July 2013, capital expenditures, including new office build-outs and a new IP licensing agreement, investment of cash balances and strategic investments offset by proceeds from sales and maturities of marketable securities.

Net cash provided by financing activities was $1.4 billion during the six months ended July 31, 2013 and $138.1 million during the same period a year ago. Net cash provided by financing activities during the six months ended July 31, 2013 consisted primarily of $1.1 billion of proceeds from the issuance of convertible senior notes, $84.8 million from proceeds from the issuance of warrants, $298.5 million of proceeds from the term loan, net of loan fees, and $106.7 million from proceeds from equity plans offset by $153.8 million for the purchase of hedges on the convertible note and $20.6 million of principal payments on capital leases.

In July 2013, we entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A. and certain other lenders, which provides for a $300.0 million term loan (the “Term Loan”) that matures on July 11, 2016. The Term Loan bears interest at our option under either a LIBOR-based formula or a base rate formula, each as set forth in the Credit Agreement.

The Credit Agreement contains certain customary affirmative and negative covenants, including a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, a limit on our ability to incur additional indebtedness, issue preferred stock or pay dividends, and certain other restrictions on our activities as defined in the Credit Agreement. We were in compliance with the Credit Agreement’s covenants as of July 31, 2013.

The weighted average interest rate on the Term Loan was 2.3% as of July 31, 2013. As of July 31, 2013, the amount outstanding under the Term Loan was $300.0 million. During the three months ended July 31, 2013, we accrued $0.4 million of interest. The first payment for the term loan of $7.5 million is due on September 30, 2013 and subsequent payments of $7.5 million are due at the end of each three month period thereafter.

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

For the 20 trading days during the 30 consecutive trading days ended April 30, 2013, our common stock traded at a price exceeding 130% of the conversion price of $21.34 per share applicable to the 0.75% Senior Notes. Accordingly, the 0.75% Senior Notes were convertible at the holders’ option for the quarter ending July 31, 2013. The 0.75% Senior Notes are classified as a current liability on our condensed consolidated balance sheet as of July 31, 2013. For the 20 trading days during the 30 consecutive trading days ended July 31, 2013, our common stock traded at a price exceeding 130% of the conversion price of $21.34 per share applicable to the 0.75% Senior Notes. Accordingly, the 0.75% Senior Notes will be convertible at the holders’ option for the quarter ending October 31, 2013, and will remain classified as a current liability on our condensed consolidated balance sheet.

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

The 0.25% Senior Notes will be convertible if during any 20 trading days during the 30 consecutive trading days of any fiscal quarter commencing after April 30, 2013, our common stock trades at a price exceeding 130% of the conversion price of $66.44 per share applicable to the 0.25% Senior Notes. The 0.25% Senior Notes have not yet been convertible at the holders’ option. The 0.25% Senior Notes are classified as a noncurrent liability on our condensed consolidated balance sheet as of July 31, 2013. For 20 trading days during the 30 consecutive trading days ended July 31, 2013, our common stock did not trade at a price exceeding 130% of the conversion price of $66.44 per share applicable to the 0.25% Senior Notes. Accordingly, the 0.25% Senior Notes will not be convertible at the holders’ option for the quarter ending October 31, 2013, and will remain classified as a noncurrent liability on our condensed consolidated balance sheet.

Our cash, cash equivalents and marketable securities are comprised primarily of corporate notes and other obligations, U.S. treasury securities, U.S. agency obligations, government obligations, collateralized mortgage obligations, mortgage backed securities, time deposits, money market mutual funds and municipal securities.

As of July 31, 2013, we have a total of $57.2 million in letters of credit outstanding in favor of certain landlords for office space. To date, no amounts have been drawn against the letters of credit, which renew annually and expire at various dates through December 2030.

We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements. Additionally, we currently do not have a bank line of credit.

Our principal commitments consist of obligations under leases for office space and co-location facilities for data center capacity and our development and test data center, and computer equipment and software and furniture and fixtures. At July 31, 2013, the future non-cancelable minimum payments under these commitments were as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Period:
Remaining six months of fiscal 2014	$29,177	$80,712
Fiscal 2015	69,951	166,521
Fiscal 2016	66,633	160,237
Fiscal 2017	68,672	149,678
Fiscal 2018	80,933	144,397
Thereafter	298,440	996,485

Total minimum lease payments	613,806	$1,698,030

Less: amount representing interest	(96,750)

Present value of capital lease obligations	$517,056

The majority of our operating lease agreements provide us with the option to renew. Our future operating lease obligations would change if we exercised these options and if we entered into additional operating lease agreements as we expand our operations.

During the remaining six months of fiscal 2014 and in future fiscal years, we expect to make additional investments in our infrastructure to scale our operations and increase productivity. We plan to upgrade and/or replace various internal systems to scale with the overall growth of the Company. Additionally, we expect capital expenditures to be higher in absolute dollars in the remaining six months of fiscal 2014 as a result of continued office build-outs, other leasehold improvements and data center investments.

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

Non-GAAP gross profit, Non-GAAP operating profit and Non-GAAP net income

We use the non-GAAP measures of non-GAAP gross profit, non-GAAP operating profit and non-GAAP net income to provide an additional view of operational performance by excluding non-cash expenses that are not directly related to performance in any particular period. In addition to our GAAP measures we use these non-GAAP measures when planning, monitoring, and evaluating our performance. We believe that these non-GAAP measures reflect our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business, as they exclude certain expenses and benefits. These items are excluded because the decisions which gave rise to them are not made to increase revenue in a particular period, but are made for our long-term benefit over multiple periods and we are not able to change or affect these items in any particular period.

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

Non-GAAP earnings per share

Management uses the non-GAAP earnings per share to provide an additional view of performance by excluding items that are not directly related to performance in any particular period in the earnings per share calculation.

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

Our reconciliation of the non-GAAP financial measures of gross profit, operating profit, net income and earnings per share to the most comparable GAAP measure, “gross profit,” “loss from operations,” “net income (loss)” and “Net income (loss) per share” for the three and six months ended July 31, 2013 and 2012 are as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Non-GAAP gross profit
GAAP gross profit	$739,377	$569,231	$1,423,016	$1,113,147
Plus:
Amortization of purchased intangibles	22,550	17,668	43,855	35,116
Stock-based expenses	9,981	7,864	20,659	15,117

Non-GAAP gross profit	$771,908	$594,763	$1,487,530	$1,163,380

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Non-GAAP operating profit
GAAP loss from operations	$(39,857)	$(13,466)	$(84,397)	$(35,715)
Plus:
Amortization of purchased intangibles	27,026	20,075	50,791	40,950
Stock-based expenses	110,476	85,417	225,205	166,683

Non-GAAP operating profit	$97,645	$92,026	$191,599	$171,918

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Non-GAAP net income
GAAP net income (loss)	$76,603	$(9,829)	$8,882	$(29,304)
Plus:
Amortization of purchased intangibles	27,026	20,075	50,791	40,950
Stock-based expenses	110,476	85,417	225,205	166,683
Amortization of debt discount, net	12,352	6,207	21,592	11,090
Partial release of tax valuation allowance	128,828	0	128,828	0
Less:
Income tax effect of Non-GAAP items	(298,990)	(41,154)	(318,039)	(74,249)

Non-GAAP net income	$56,295	$60,716	$117,259	$115,170

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Non-GAAP diluted earnings per share (a)
GAAP diluted income (loss) per share	$0.12	$(0.02)	$0.01	$(0.05)
Plus:
Amortization of purchased intangibles	0.04	0.03	0.08	0.07
Stock-based expenses	0.18	0.15	0.36	0.29
Amortization of debt discount, net	0.02	0.01	0.03	0.02
Partial release of tax valuation allowance (b)	0.21	0.00	0.21	0.00
Less:
Income tax effect of Non-GAAP items	(0.48)	(0.07)	(0.50)	(0.13)

Non-GAAP diluted earnings per share	$0.09	$0.10	$0.19	$0.20

Shares used in computing diluted net income per share	624,656	584,776	623,865	584,808

(a)	Prior period results have been adjusted to reflect the four-for-one stock split through a stock dividend which occurred in April 2013.
(b)	One-time, non-cash benefit to income tax expense as a result of the partial release of our valuation allowance against a significant portion of deferred tax assets. The valuation allowance was established in the fiscal third quarter 2013.

The effects of dilutive securities were included in the GAAP calculation of diluted earnings per share for the three and six months ended July 31, 2013 because we had net income for those periods. The effects of dilutive securities were not included in the GAAP calculation of diluted loss per share for the three and six months ended July 31, 2012 because we had a net loss for those periods and the effect would have been anti-dilutive. The following table reflects the effect of the dilutive securities on the basic share count used in the GAAP earnings/loss per share calculation to derive the share count used for the non-GAAP diluted earnings per share:

	Three Months Ended July 31,		Six Months Ended July 31,
Supplemental Diluted Sharecount Information (in thousands):	2013	2012	2013	2012
Weighted-average shares outstanding for GAAP basic earnings per share	593,955	557,700	591,210	555,156
Effect of dilutive securities:
Convertible senior notes	12,977	10,168	13,270	10,660
Warrants associated with the convertible senior note hedges	7,394	3,464	7,804	4,148
Employee stock awards	10,330	13,444	11,581	14,844

Adjusted weighted-average shares outstanding and assumed conversions for Non-GAAP diluted earnings per share	624,656	584,776	623,865	584,808

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Sensitivity

We had cash, cash equivalents and marketable securities totaling $930.0 million at July 31, 2013. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least triple BBB or better. The cash, cash equivalents and short-term marketable securities are held for general corporate purposes including possible acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

An immediate increase or decrease in interest rates of 100-basis points at July 31, 2013 could result in a $6.9 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

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

The 0.75% Senior Notes and the 0.25% Senior Notes have fixed annual interest rates of 0.75% and 0.25%, respectively and therefore, we do not have economic interest rate exposure on the Notes. However, the value of the Notes are exposed to interest rate risk. Generally, the fair values of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of our Notes is affected by our stock price. The carrying value of our 0.75% Senior Notes was $534.4 million and the carrying value of our 0.25% Senior Notes was $1.0 billion as of July 31, 2013, which represents the liability components of the $575.0 million principal balance and $1.15 billion principal balance, respectively. The total estimated fair values of our 0.75% Senior Notes and 0.25% Senior Notes at July 31, 2013 were $1.2 billion and $1.1 billion, respectively. The fair value was determined based on the closing trading price per $100 of the 0.75% Senior Notes and 0.25% Senior Notes as of the last day of trading for the second quarter of fiscal 2014, which was $206.33 and $99.26, respectively.

In July 2013, we entered into a $300.0 million term loan (the “Term Loan”) which matures in July 2016 and bears interest at our option of either a base rate plus a spread of 0.50% to 1.00% or an adjusted LIBOR rate as defined in the Credit Agreement plus a spread of 1.50% to 2.00%. The Company entered into the Term Loan for purposes of partially funding the acquisition of ExactTarget. Interest is due and payable in arrears quarterly for the loan bearing interest as described above at the end of an interest period. The Term Loan is payable in quarterly installments equal to $7.5 million beginning in September 2013, with the remaining outstanding principal amount of the term loan being due and payable at maturity.

By entering into the Term Loan, we have assumed risks associated with variable interest rates based upon a variable base rate or LIBOR. The weighted average interest rate on the Term Loan was 2.3% as of July 31, 2013. Changes in the overall level of interest rates affect the interest expense that we recognize in our statements of operations.

We have an investment portfolio that includes strategic investments in public and privately-held companies, many of which are in the development stage. When our ownership interests are less than 20 percent and we do not have the ability to exert significant influence, we account for investments in non-marketable equity and debt securities of the privately-held companies using the cost method of accounting. Otherwise, we account for the investments using the equity method of accounting. As of July 31, 2013 and January 31, 2013 the fair value of our investments in privately-held companies was $54.9 million and $46.8 million, respectively.

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

In the ordinary course of business, we are involved in various legal proceedings and claims related to alleged infringement of third-party patents and other intellectual property rights, commercial, corporate and securities, labor and employment, wage and hour, and other claims. We have been, and may in the future be, put on notice and/or sued by third parties for alleged infringement of their proprietary rights, including patent infringement. For example, we received a notice from a large non-practicing entity several quarters ago alleging that we infringed upon certain of its patents. While no litigation was ever filed, in May 2013 we entered into a multi-year license agreement with the non-practicing entity that covered past and future non-exclusive rights to its intellectual property. During the first quarter of fiscal 2014, we recorded approximately $8.0 million of expense for the portion of the license agreement related to prior periods.

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

We rely on computer hardware purchased or leased and software licensed from third parties in order to offer our service, including database software and hardware from a variety of vendors. Any errors or defects in third-party hardware or software could result in errors or a failure of our service which could harm our business. This hardware and software may not continue to be available at reasonable prices or on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could significantly increase our expenses and otherwise result in delays in the provisioning of our service until equivalent technology is either developed by us, or, if available, is identified, obtained through purchase or license and integrated into our service.

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

We have incurred net losses in each fiscal quarter except one since July 31, 2011. In addition, we expect our costs to increase as a result of decisions made for our long-term benefit, such as equity awards and business combinations. If our revenue does not grow to offset these expected increased costs, we will not be able to return to profitability and we may continue to incur net losses, on a U.S. GAAP basis, in the future.

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

•

negative impact to our results of operations because of the depreciation and amortization of amounts related to acquired intangible assets, fixed assets and deferred compensation, and the loss of acquired deferred revenue and unbilled deferred revenue;

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

We have a higher level of debt compared to historical periods, including our outstanding $575.0 million in aggregate principal amount of 0.75% Senior Notes due January 15, 2015, $1.15 billion in aggregate principal amount of 0.25% Senior Notes due April 1, 2018, $300.0 million term loan maturing in July 2016 with Bank of America, N.A. and certain other lenders, including capital lease arrangements in excess of $500.0 million. Our maintenance of this indebtedness could have important consequences because:

•	it may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes;

•	an increased portion of our cash flows from operations may have to be dedicated towards repaying the principal beginning in 2015 or earlier if necessary;

•	it may make us more vulnerable to downturns in our business, our industry or the economy in general; and

•

limitations within the term loan covenants may restrict our ability to incur additional indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends or make distributions, repurchase stock and enter into restrictive agreements, as defined in the credit agreement.

Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulations. Our operations may not generate sufficient cash to enable us to service our debt. If we fail to make a payment on our debt, we could be in default on such debt. If we are at any time unable to generate sufficient cash flows from operations to service our indebtedness when payment is due, we may be required to attempt to renegotiate the terms of the instruments relating to the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing. There can be no assurance that we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.

A failure to comply with the covenants and other provisions of our outstanding debt could result in events of default under such instruments, which could permit acceleration of all of our notes and the term loan. Any required repayment of our notes and/or term loan as a result of a fundamental change or other acceleration would lower our current cash on hand such that we would not have those funds available for use in our business.

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

We sell our service throughout the world and are subject to risks and challenges associated with international business. Historically, sales in Europe and Asia Pacific together have represented approximately 30 percent of our total revenues, and we intend to continue to expand our international sales efforts. The risks and challenges associated with sales to customers outside the United States include:

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

We did not list the notes on any securities exchange or for inclusion in any automated dealer quotation system. A market may not develop for the notes or, if developed, may not continue. There can be no assurance as to the liquidity of any market that may develop for the notes. If a market develops, the notes could trade at prices that may be lower than the initial offering price of the notes. If an active, liquid market does not develop for the notes, the trading price and liquidity of the notes may be adversely affected.

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

The fundamental change purchase rights, will allow holders to require us to purchase all or a portion of their notes upon the occurrence of a fundamental change. The provisions requiring an increase to the conversion rate for conversions in connection with a make-whole fundamental change may in certain circumstances delay or prevent a takeover of us and the removal of incumbent management that might otherwise be beneficial to investors.

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

On May 14, 2013, the Company issued 104,633 shares of Company common stock in connection with the acquisition of a web content company, in a private transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) under the Securities Act.

On June 12, 2013, the Company issued 2,090,499 shares of Company common stock in connection with the acquisition of EdgeSpring, in a private transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and/or Regulation D under the Securities Act. See Note 4, “Business Combinations,” of Notes to Condensed Consolidated Financial Statements for further details on the transaction.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

The Exhibits listed below are filed as part of this Form 10-Q.

Index to Exhibits

Exhibit No.	Exhibit Description	Provided Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

2.1	Acquisition Agreement dated as of June 3, 2013, by and among salesforce.com, inc., Excalibur Acquisition Corp. and ExactTarget, Inc.		8-K	001-32224	2.1	06/04/2013

3.1	Amended and Restated Certificate of Incorporation of salesforce.com, inc.		8-K	001-32224	3.1	06/11/2013

3.2	Amended and Restated Bylaws of salesforce.com, inc.		8-K	001-32224	3.2	06/11/2013

4.1	EdgeSpring, Inc. 2010 Equity Incentive Plan		S-8	333-189249	4.1	06/12/2013

4.2	ExactTarget, Inc. 2004 Stock Option Plan		S-8	333-189980	4.1	07/16/2013

4.3	ExactTarget, Inc. 2008 Equity Incentive Plan		S-8	333-189980	4.2	07/16/2013

10.1	Commitment Letter, dated as of June 3, 2013, among salesforce.com, inc., Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated		8-K	001-32224	10.2	06/04/2013

10.2	Employment Offer Letter, dated May 2, 2013, between salesforce.com, inc. and Keith Block		8-K	001-32224	10.1	06/11/2013

10.3	2013 Equity Incentive Plan and related forms of agreements		8-K	001-32224	10.2	06/11/2013

10.4	Credit Agreement, dated as of July 11, 2013, by and among salesforce.com, inc., the guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent		8-K	001-32224	10.1	07/15/2013

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Exhibit No.	Exhibit Description	Provided Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Extension Definition

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	The financial information contained in these XBRL documents is unaudited and these are not the official publicly filed financial statements of salesforce.com, inc. The purpose of submitting these XBRL documents is to test the related format and technology, and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

salesforce.com, inc.

August 30, 2013	/s/ GRAHAM SMITH
Graham Smith
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)