Form 10-Q
period 2013-10-31
SALESFORCE COM INC
filed 2013-11-25
CIK 1108524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2013

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

As of October 31, 2013, there were approximately 603.0 million shares of the Registrant’s Common Stock outstanding.

salesforce.com, inc.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

salesforce.com, inc.

Condensed Consolidated Balance Sheets

(in thousands)

	October 31, 2013	January 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$651,750	$747,245
Short-term marketable securities	51,792	120,376
Accounts receivable, net	604,045	872,634
Deferred commissions	126,054	142,311
Prepaid expenses and other current assets	367,245	133,314

Total current assets	1,800,886	2,015,880
Marketable securities, noncurrent	381,765	890,664
Property and equipment, net	1,205,349	604,669
Deferred commissions, noncurrent	109,273	112,082
Capitalized software, net	505,829	207,323
Goodwill	3,495,021	1,529,378
Other assets, net	599,511	168,960

Total assets	$8,097,634	$5,528,956

Liabilities, temporary equity and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$839,302	$597,706
Deferred revenue	1,686,262	1,798,640
Convertible 0.75% senior notes, net	541,125	521,278
Term loan, current	30,000	0

Total current liabilities	3,096,689	2,917,624
Convertible 0.25% senior notes, net	1,041,083	0
Term loan, noncurrent	262,500	0
Deferred revenue, noncurrent	48,357	64,355
Other noncurrent liabilities	702,918	175,732

Total liabilities	5,151,547	3,157,711

Temporary equity	33,731	53,612

Stockholders’ equity:
Common stock (1)	603	586
Additional paid-in capital (1)	3,121,481	2,410,892
Accumulated other comprehensive income	16,806	17,137
Accumulated deficit	(226,534)	(110,982)

Total stockholders’ equity	2,912,356	2,317,633

Total liabilities, temporary equity and stockholders’ equity	$8,097,634	$5,528,956

(1)	Prior period results have been adjusted to reflect the four-for-one stock split through a stock dividend which occurred in April 2013.

See accompanying Notes.

salesforce.com, inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Revenues:
Subscription and support	$1,004,476	$740,600	$2,749,541	$2,083,313
Professional services and other	71,558	47,798	176,220	132,201

Total revenues	1,076,034	788,398	2,925,761	2,215,514
Cost of revenues (1)(2):
Subscription and support	198,809	134,183	513,267	361,446
Professional services and other	69,378	52,065	181,631	138,771

Total cost of revenues	268,187	186,248	694,898	500,217
Gross profit	807,847	602,150	2,230,863	1,715,297
Operating expenses (1)(2):
Research and development	170,690	114,074	450,708	308,292
Marketing and sales	581,229	428,507	1,528,340	1,178,456
General and administrative	153,859	113,757	434,143	318,452

Total operating expenses	905,778	656,338	2,413,191	1,805,200
Loss from operations	(97,931)	(54,188)	(182,328)	(89,903)
Investment income	1,110	3,887	8,851	15,521
Interest expense	(22,929)	(8,190)	(54,468)	(22,593)
Other expense	(4,291)	(4,360)	(6,843)	(4,776)

Loss before benefit from (provision for) income taxes	(124,041)	(62,851)	(234,788)	(101,751)
Benefit from (provision for) income taxes	(393)	(157,446)	119,236	(147,850)

Net loss	$(124,434)	$(220,297)	$(115,552)	$(249,601)

Basic net loss per share (3)	$(0.21)	$(0.39)	$(0.19)	$(0.45)
Diluted net loss per share (3)	$(0.21)	$(0.39)	$(0.19)	$(0.45)
Shares used in computing basic net loss per share (3)	600,467	568,812	594,346	559,836
Shares used in computing diluted net loss per share (3)	600,467	568,812	594,346	559,836

(1) Amounts include amortization of purchased intangibles from business combinations, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Cost of revenues	$33,844	$23,247	$77,699	$58,363
Marketing and sales	15,211	2,995	22,147	8,829

(2) Amounts include stock-based expenses, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Cost of revenues	$12,119	$9,336	$32,778	$24,453
Research and development	27,935	21,984	78,396	53,740
Marketing and sales	73,296	55,304	189,231	142,072
General and administrative	28,186	18,488	66,336	51,530

(3)	Prior period results have been adjusted to reflect the four-for-one stock split through a stock dividend which occurred in April 2013.

See accompanying Notes.

salesforce.com, inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Net loss	$(124,434)	$(220,297)	$(115,552)	$(249,601)
Other comprehensive income (loss), before tax and net of reclassification adjustments:
Foreign currency translation and other gains (losses)	5,590	3,134	(1,601)	10,081
Unrealized gains (losses) on investments	(450)	1,252	1,388	1,411

Other comprehensive income (loss), before tax	5,140	4,386	(213)	11,492
Tax effect	427	(467)	(118)	(526)

Other comprehensive income (loss), net of tax	5,567	3,919	(331)	10,966

Comprehensive loss	$(118,867)	$(216,378)	$(115,883)	$(238,635)

See accompanying Notes.

salesforce.com, inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Operating activities:
Net loss	$(124,434)	$(220,297)	$(115,552)	$(249,601)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	114,347	59,960	254,610	159,400
Amortization of debt discount and transaction costs	13,343	6,471	36,207	17,511
Amortization of deferred commissions	48,008	39,070	139,864	111,099
Expenses related to employee stock plans	141,536	105,112	366,741	271,795
Excess tax benefits from employee stock plans	(1,578)	(3,160)	(2,166)	(28,905)
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	(4,502)	33,664	332,090	270,802
Deferred commissions	(57,968)	(48,251)	(120,798)	(115,591)
Prepaid expenses, current assets and other assets	23,822	195,312	14,542	140,080
Accounts payable, accrued expenses and other liabilities	40,404	(13,204)	(126,154)	(29,393)
Deferred revenue	(55,119)	(48,762)	(175,153)	(91,873)

Net cash provided by operating activities	137,859	105,915	604,231	455,324

Investing activities:
Business combinations, net of cash acquired	0	(515,760)	(2,614,732)	(574,751)
Land activity and building improvements	0	0	0	(4,106)
Strategic investments	(9,017)	(1,657)	(17,831)	(5,451)
Purchases of marketable securities	(99,050)	(213,505)	(419,795)	(808,409)
Sales of marketable securities	16,820	82,085	1,022,470	630,317
Maturities of marketable securities	427	41,992	21,031	126,879
Capital expenditures	(72,702)	(51,054)	(229,261)	(125,079)

Net cash used in investing activities	(163,522)	(657,899)	(2,238,118)	(760,600)

Financing activities:
Proceeds from borrowings on convertible senior notes, net	0	0	1,132,750	0
Proceeds from issuance of warrants	0	0	84,800	0
Purchase of convertible note hedge	0	0	(153,800)	0
Proceeds from term loan, net	0	0	298,500	0
Proceeds from employee stock plans	110,710	76,483	217,429	203,874
Excess tax benefits from employee stock plans	1,578	3,160	2,166	28,905
Principal payments on capital lease obligations	(12,440)	(7,664)	(33,047)	(22,717)
Principal payments on term loan	(7,500)	0	(7,500)	0

Net cash provided by financing activities	92,348	71,979	1,541,298	210,062

Effect of exchange rate changes	5,184	995	(2,906)	9,650

Net increase (decrease) in cash and cash equivalents	71,869	(479,010)	(95,495)	(85,564)
Cash and cash equivalents, beginning of period	579,881	1,000,730	747,245	607,284

Cash and cash equivalents, end of period	$651,750	$521,720	$651,750	$521,720

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest, net	$7,200	$641	$12,391	$4,031
Income taxes, net of tax refunds	$6,105	$6,514	$25,626	$51,981
Non-cash financing and investing activities:
Property and equipment acquired under capital leases	$13,857	$9,788	$487,531	$25,585
Fair value of equity awards assumed in business combinations	$0	$37,428	$19,037	$37,898

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of October 31, 2013 and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of cash flows for the three and nine months ended October 31, 2013 and 2012, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2013 was derived from the audited consolidated financial statements which are included in the Company’s Form 10-K for the fiscal year ended January 31, 2013, which was filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2013. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s fiscal 2013 Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of October 31, 2013, and its results of operations, including its comprehensive loss, and its cash flows for the three and nine months ended October 31, 2013 and 2012. All adjustments are of a normal recurring nature. The results for the three and nine months ended October 31, 2013 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2014.

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

No customer accounted for more than five percent of accounts receivable at October 31, 2013 and January 31, 2013, respectively. No single customer accounted for five percent or more of total revenue during the three and nine months ended October 31, 2013 and 2012.

Geographic Locations

As of October 31, 2013 and January 31, 2013, assets located outside the Americas were 10 percent and 16 percent of total assets, respectively.

Revenues by geographical region are as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Americas	$769,400	$547,399	$2,079,043	$1,540,326
Europe	194,932	133,791	531,463	376,694
Asia Pacific	111,702	107,208	315,255	298,494

	$1,076,034	$788,398	$2,925,761	$2,215,514

Americas revenue attributed to the United States was approximately 96 percent and 94 percent for the three and nine months ended October 31, 2013 and 2012, respectively.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of those assets as follows:

Computer, equipment and software	3 to 9 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of the lease term or 10 years
Building improvements	Amortized over the estimated useful lives of the respective assets when they are ready for their intended use.

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

Business Combinations

The Company uses its best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. The Company continues to collect information and reevaluates these estimates and assumptions quarterly and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s condensed consolidated statements of operations.

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

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
Stock Options	2013	2012	2013	2012
Volatility	39%	47%	39-43%	47-51%
Estimated life	3.5 years	3.7 years	3.2 years	3.7 years
Risk-free interest rate	1.03-1.21%	0.47-0.57%	0.48-1.21%	0.43-0.77%
Dividend yield	0	0	0	0
Weighted-average fair value per share of grants	$14.52	$13.02	$11.98	$13.13

	Three Months Ended October 31,		Nine Months Ended October 31,
ESPP	2013	2012	2013	2012
Volatility	n/a	n/a	31-32%	42-46%
Estimated life	n/a	n/a	0.75 years	0.75 years
Risk-free interest rate	n/a	n/a	0.07-0.10%	0.12-0.13%
Dividend yield	n/a	n/a	0	0
Weighted-average fair value per share of grants	n/a	n/a	$9.69	$10.09

There were no stock purchase rights granted under the ESPP in the three months ended October 31, 2013 or 2012 as these stock purchase rights are only granted in June and December.

The Company estimated its future stock price volatility considering both its observed option-implied volatilities and its historical volatility calculations. Management believes this is the best estimate of the expected volatility over the expected life of its stock options.

The estimated life for the stock options was based on an analysis of historical expected life. The estimated life for the ESPP was based on the two purchase periods within each offering period. The risk-free interest rate is based on the rate for a U.S. government security with the same estimated life at the time of the option grant.

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

2. Investments

Marketable Securities

At October 31, 2013, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$262,897	$1,037	$(161)	$263,773
U.S. treasury securities	9,826	17	0	9,843
Mortgage backed obligations	26,555	249	(91)	26,713
Asset backed securities	30,274	31	(57)	30,248
Municipal securities	1,000	0	(7)	993
Foreign government obligations	19,807	84	(6)	19,885
U.S. agency obligations	15,224	10	(3)	15,231
Covered bonds	66,363	508	0	66,871

Total marketable securities	$431,946	$1,936	$(325)	$433,557

At January 31, 2013, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$685,695	$5,113	$(919)	$689,889
U.S. treasury securities	38,864	20	(15)	38,869
Mortgage backed obligations	12,447	278	(2)	12,723
Municipal securities	2,697	1	(32)	2,666
Foreign government obligations	9,572	72	(3)	9,641
Collateralized mortgage obligations	150,794	1,775	(693)	151,876
U.S. agency obligations	105,224	157	(5)	105,376

Total marketable securities	$1,005,293	$7,416	$(1,669)	$1,011,040

The duration of the investments classified as marketable securities is as follows (in thousands):

	As of
	October 31, 2013	January 31, 2013
Recorded as follows:
Short-term (due in one year or less)	$51,792	$120,376
Long-term (due between one and 3 years)	381,765	890,664

	$433,557	$1,011,040

As of October 31, 2013, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$65,202	$(159)	$1,355	$(2)	$66,557	$(161)
Mortgage backed obligations	8,725	(58)	3,276	(33)	12,001	(91)
Asset backed securities	16,877	(57)	0	0	16,877	(57)
Municipal securities	993	(7)	0	0	993	(7)
Foreign government obligations	9,494	(6)	0	0	9,494	(6)
U.S. agency obligations	9,726	(3)	0	0	9,726	(3)

	$111,017	$(290)	$4,631	$(35)	$115,648	$(325)

The unrealized loss for each of these fixed rate marketable securities ranged from less than $1,000 to $23,000. The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of October 31, 2013. The Company expects to receive the full principal and interest on all of these marketable securities.

Fair Value Measurement

All of the Company’s cash equivalents, marketable securities and foreign currency derivative contracts are classified within Level 1 or Level 2 because the Company’s cash equivalents, marketable securities and foreign currency derivative contracts are valued using quoted market prices or alternative pricing sources and models utilizing observable market inputs.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of October 31, 2013 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of October 31, 2013
Cash equivalents (1):
Time deposits	$0	$211,574	$0	$211,574
Money market mutual funds	94,372	0	0	94,372
Marketable securities:
Corporate notes and obligations	0	263,773	0	263,773
U.S. treasury securities	0	9,843	0	9,843
Mortgage backed obligations	0	26,713	0	26,713
Asset backed securities	0	30,248	0	30,248
Municipal securities	0	993	0	993
Foreign government obligations	0	19,885	0	19,885
U.S. agency obligations	0	15,231	0	15,231
Covered bonds	0	66,871	0	66,871
Foreign currency derivative contracts (2)	0	1,718	0	1,718

Total Assets	$94,372	$646,849	$0	$741,221

Liabilities
Foreign currency derivative contracts (3)	$0	$282	$0	$282

Total Liabilities	$0	$282	$0	$282

(1)	Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheet as of October 31, 2013, in addition to $345.8 million of cash.
(2)	Included in “prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheet as of October 31, 2013.
(3)	Included in “accounts payable, accrued expenses and other liabilities” in the condensed consolidated balance sheet as of October 31, 2013.

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of January 31, 2013 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of January 31, 2013
Cash equivalents (1):
Time deposits	$0	$22,372	$0	$22,372
Money market mutual funds	385,700	0	0	385,700
Marketable securities:
Corporate notes and obligations	0	689,889	0	689,889
U.S. treasury securities	38,869	0	0	38,869
Mortgage backed obligations	0	12,723	0	12,723
Municipal securities	0	2,666	0	2,666
Foreign government obligations	9,641	0	0	9,641
Collateralized mortgage obligations	0	151,876	0	151,876
U.S. agency obligations	0	105,376	0	105,376
Foreign currency derivative contracts (2)	0	5,643	0	5,643

Total Assets	$434,210	$990,545	$0	$1,424,755

Liabilities
Foreign currency derivative contracts (3)	$0	$3,307	$0	$3,307

Total Liabilities	$0	$3,307	$0	$3,307

(1)	Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheet as of January 31, 2013, in addition to $339.2 million of cash.
(2)	Included in “prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheet as of January 31, 2013.
(3)	Included in “accounts payable, accrued expenses and other liabilities” in the accompanying condensed consolidated balance sheet as of January 31, 2013.

Derivative Financial Instruments

The Company enters into foreign currency derivative contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company uses forward currency derivative contracts to minimize the Company’s exposure of balances primarily denominated in Euros, Japanese yen, Canadian dollars and British pounds. The Company’s foreign currency derivative contracts which are not designated as hedging instruments are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. The Company’s program is not designated for trading or speculative purposes. As of October 31, 2013 and January 31, 2013, the foreign currency derivative contracts that were not settled are recorded at fair value on the condensed consolidated balance sheets.

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

Details on outstanding foreign currency derivative contracts related primarily to intercompany receivables and payables are presented below (in thousands):

	As of
	October 31, 2013	January 31, 2013
Notional amount of foreign currency derivative contracts	$253,273	$692,637
Fair value of foreign currency derivative contracts, net	$1,436	$2,336

The fair value of the Company’s outstanding derivative instruments are summarized below (in thousands):

		Fair Value of Derivative Instruments
		As of
	Balance Sheet Location	October 31, 2013	January 31, 2013
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$1,718	$5,643

Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Accounts payable, accrued expenses and other liabilities	$282	$3,307

The effect of the derivative instruments not designated as hedging instruments on the condensed consolidated statements of operations during the three and nine months ended October 31, 2013 and 2012, respectively, are summarized below (in thousands):

Derivatives Not Designated as Hedging Instruments	Gains (Losses) on Derivative Instruments Recognized in Income
		Three Months Ended October 31,
	Location	2013	2012

Foreign currency derivative contracts	Other income (expense)	$4,523	$8,079

Derivatives Not Designated as Hedging Instruments	Gains (Losses) on Derivative Instruments Recognized in Income
		Nine Months Ended October 31,
	Location	2013	2012

Foreign currency derivative contracts	Other income (expense)	$2,468	$9,673

Strategic Investments

The Company has two investments in marketable equity securities measured using quoted prices in their respective active markets and certain interests in non-marketable equity and debt securities that are collectively considered strategic investments. As of October 31, 2013, the fair value of the Company’s marketable equity securities of $9.3 million includes an unrealized gain of $7.2 million. As of January 31, 2013, the Company had four investments in marketable equity securities. The fair value of the Company’s marketable equity securities of $4.9 million included an unrealized gain of $1.7 million. These investments are recorded in other assets, net on the condensed consolidated balance sheets.

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

As of October 31, 2013 and January 31, 2013, the carrying value that approximates the fair value of the Company’s investments in privately-held companies was $60.7 million and $46.8 million, respectively. These investments are recorded in other assets, net on the condensed consolidated balance sheets.

Investment Income

Investment income consists of interest income, realized gains, and realized losses on the Company’s cash, cash equivalents and marketable securities. The components of investment income are presented below (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Interest income	$1,258	$4,063	$8,029	$13,727
Realized gains	332	894	5,732	4,448
Realized losses	(480)	(1,070)	(4,910)	(2,654)

Total investment income	$1,110	$3,887	$8,851	$15,521

Reclassification adjustments out of accumulated other comprehensive loss into net loss were immaterial for the three and nine months ended October 31, 2013.

3. Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of
	October 31, 2013	January 31, 2013
Land	$248,263	$248,263
Building improvements	49,572	49,572
Computers, equipment and software	918,338	328,318
Furniture and fixtures	57,518	38,275
Leasehold improvements	278,639	193,181

	1,552,330	857,609
Less accumulated depreciation and amortization	(346,981)	(252,940)

	$1,205,349	$604,669

Depreciation and amortization expense totaled $55.7 million and $26.4 million for the three months ended October 31, 2013 and 2012, respectively, and $128.1 million and $72.1 million for the nine months ended October 31, 2013 and 2012, respectively.

Computers, equipment and software at October 31, 2013 and January 31, 2013 included a total of $611.6 million and $136.9 million acquired under capital lease agreements, respectively. Accumulated amortization relating to computers, equipment and software under capital leases totaled $89.9 million and $57.8 million, respectively, at October 31, 2013 and January 31, 2013. Amortization of assets under capital leases is included in depreciation and amortization expense.

In June 2013, the Company entered into a large capital lease agreement for software for a period of nine years, which consists of the contractual term of six years and a renewal option of three years. The capitalized portion will be depreciated over the estimated useful life of the software, which is nine years.

In November 2010, the Company purchased approximately 14 acres of undeveloped real estate in San Francisco, California, including entitlements and improvements associated with the land. In addition to the amounts reflected in the table above, the Company recorded $23.3 million related to the perpetual parking rights and classified such rights as a purchased intangible asset as it represents an intangible right to use the existing garage. The Company has capitalized pre-construction activities related to the development of the land, including interest costs and property taxes since the November 2010 purchase. During the first quarter of fiscal 2013, the Company suspended pre-construction activity. The total carrying value of the land, building improvements and perpetual parking rights was $321.1 million as of October 31, 2013. The Company continues to evaluate its future needs for office facilities space and its options for the undeveloped real estate, which may include selling a portion of or all the real estate holdings, or suspending pre-construction activity for several more years.

There was no impairment of long-lived assets during the three and nine months ended October 31, 2013 and 2012, respectively.

4. Business Combinations

ExactTarget

On July 12, 2013, the Company acquired for cash the outstanding stock of ExactTarget, a leading global provider of cross-channel, digital marketing solutions that empower organizations of all sizes to communicate with their customers through the digital channels they use most. The Company acquired ExactTarget to, among other things, create a world-class marketing platform across the channels of email, social, mobile and the web. The Company has included the financial results of ExactTarget in the consolidated financial statements from the date of acquisition. The acquisition date fair value of the consideration transferred for ExactTarget was approximately $2.6 billion, including the proceeds from the term loan of $300.0 million (see Note 5), which consisted of the following (in thousands):

Fair value
Cash	$2,567,098
Fair value of equity awards assumed	17,428

Total	$2,584,526

The estimated fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model. The share conversion ratio of 0.84 was applied to convert ExactTarget’s outstanding equity awards for ExactTarget’s common stock into equity awards for shares of the Company’s common stock.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Fair Value
Cash, cash equivalents and marketable securities	$91,549
Accounts receivable	63,320
Other current assets	20,355
Customer contract asset, current and noncurrent	205,033
Property and equipment	64,782
Other noncurrent assets	4,379
Intangible assets	706,064
Goodwill	1,844,418
Accounts payable, accrued expenses and other liabilities	(66,344)
Deferred revenue, current and noncurrent	(46,615)
Customer liability, current and noncurrent	(144,792)
Other liabilities, noncurrent	(3,104)
Deferred tax liability	(154,519)

Net assets acquired	$2,584,526

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The deferred tax liability established was primarily a result of the difference in the book basis and tax basis related to the identifiable intangible assets. The estimated fair values of assets acquired and liabilities assumed, specifically current and noncurrent income taxes payable and deferred taxes, may be subject to change as additional information is received and certain tax returns are finalized. Thus the provisional measurements of fair value set forth above are subject to change. The Company expects to finalize the valuation as soon as practicable, but not later than one-year from the acquisition date.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands):

	Fair Value	Useful Life
Developed technology	$307,200	4-7 years
Customer relationships	362,200	6-8 years
Trade name and trademark	29,400	10 years
Other purchased intangible assets	7,264	3-4 years

Total intangible assets subject to amortization	$706,064

Developed technology represents the estimated fair value of ExactTarget’s digital marketing technology. Customer relationships represent the estimated fair values of the underlying relationships with ExactTarget customers. The goodwill balance is primarily attributed to the assembled workforce and expanded market opportunities when integrating ExactTarget’s digital marketing technology with the Company’s other offerings. The goodwill balance is not deductible for U.S. income tax purposes.

The Company assumed unvested options and restricted stock with an estimated fair value of $102.2 million. Of the total consideration, a portion was allocated to the purchase consideration and the remainder of the estimated fair value was allocated to future services and will be expensed over the remaining service periods on a straight-line basis.

The amounts of revenue and earnings of ExactTarget included in the Company’s condensed consolidated statement of operations from the acquisition date of July 12, 2013 to the period ending October 31, 2013 are as follows (in thousands):

Total revenues	$97,443
Loss	$(81,879)

The following pro forma financial information summarizes the combined results of operations for the Company and ExactTarget, which was significant for purposes of the unaudited pro forma financial information disclosure, as though the companies were combined as of the beginning of the Company’s fiscal 2013.

The unaudited pro forma financial information was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Total revenues	$1,100,404	$850,530	$3,106,861	$2,368,865
Loss	$(93,008)	$(108,983)	$(265,430)	$(268,898)

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

The pro forma financial information for the three and nine months ended October 31, 2013 and 2012 combines the historical results of the Company for the three and nine months ended October 31, 2013 and 2012, the adjusted historical results of ExactTarget for the three and nine months ended September 30, 2013 and 2012, due to differences in reporting periods and considering the date the Company acquired ExactTarget, and the effects of the pro forma adjustments listed above.

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

Other Business Combinations

During the nine months ended October 31, 2013, the Company acquired two other companies for an aggregate of $29.1 million in cash, net of cash acquired, and has included the financial results of these companies in its condensed consolidated financial statements from the date of each respective acquisition. The Company accounted for these transactions as business combinations. In allocating the purchase consideration based on estimated fair values, the Company recorded $13.3 million of acquired intangible assets with useful lives of three to five years, $19.1 million of goodwill, $2.8 million of net tangible assets, including cash acquired, and $4.0 million of deferred tax liabilities. The goodwill balance is deductible for U.S. income tax purposes. The two aforementioned business combinations and EdgeSpring were not included in the pro forma combined historical results of operations of the Company as they are not material.

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter.

Goodwill consisted of the following (in thousands):

Balance as of January 31, 2013	$1,529,378
EdgeSpring	107,165
ExactTarget	1,844,418
Other acquisitions	19,079
Finalization of acquisition date fair values	(5,019)

Balance as of October 31, 2013	$3,495,021

5. Convertible Senior Notes and Term Loan

Convertible Senior Notes

	Par Value	Equity Component		Liability Component of Par Value as of
(In thousands)				October 31, 2013	January 31, 2013
0.75% Convertible Senior Notes due January 15, 2015	$574,856	$125,530	(1)	$541,125	$521,278
0.25% Convertible Senior Notes due April 1, 2018	1,150,000	122,421	(2)	1,041,083	0

(1)	This amount represents the equity component recorded at the initial issuance of the 0.75% convertible senior notes. As of October 31, 2013, $33.7 million was reclassified as temporary equity on the condensed consolidated balance sheet as these notes were convertible.
(2)	This amount represents the equity component recorded at the initial issuance of the 0.25% convertible senior notes.

In January 2010, the Company issued at par value $575.0 million of 0.75% convertible senior notes (the “0.75% Senior Notes”) due January 15, 2015, unless earlier purchased by the Company or converted. Interest is payable semi-annually in arrears on January 15 and July 15 of each year. In March 2013, the Company issued at par value $1.15 billion of 0.25% convertible senior notes (the “0.25% Senior Notes”, and together with the 0.75% Senior Notes, the “Notes”) due April 1, 2018, unless earlier purchased by the Company or converted. Interest is payable semi-annually, in arrears on April 1 and October 1 of each year commencing October 1, 2013.

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

The Notes consisted of the following (in thousands):

	As of
	October 31, 2013	January 31, 2013
Liability component :
Principal:
0.75% Senior Notes (1)	$574,856	$574,890
0.25% Senior Notes (1)	1,150,000	0
Less: debt discount, net
0.75% Senior Notes (2)	(33,731)	(53,612)
0.25% Senior Notes (3)	(108,917)	0

Net carrying amount	$1,582,208	$521,278

(1)	The effective interest rates of the 0.75% Senior Notes and 0.25% Senior Notes are 5.86% and 2.53%, respectively. These interest rates were based on the interest rates of a similar liability at the time of issuance that did not have an associated convertible feature.
(2)	Included in the condensed consolidated balance sheets within Convertible 0.75% Senior Notes (which is classified as a current liability, as these notes were convertible) and is amortized over the life of the 0.75% Senior Notes using the effective interest rate method.
(3)	Included in the condensed consolidated balance sheets within Convertible 0.25% Senior Notes (which is classified as a noncurrent liability) and is amortized over the life of the 0.25% Senior Notes using the effective interest rate method.

The total estimated fair values of the Company’s 0.75% Senior Notes and 0.25% Senior Notes at October 31, 2013 were $1.4 billion and $1.3 billion, respectively. The fair value was determined based on the closing trading price per $100 of the 0.75% Senior Notes and 0.25% Senior Notes as of the last day of trading for the third quarter of fiscal 2014.

Based on the closing price of the Company’s common stock of $53.36 on October 31, 2013, the if-converted value of the 0.75% Senior Notes exceeded their principal amount by approximately $862.5 million and the if-converted value of the 0.25% Senior Notes was less than their principal amount.

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

Separately, in January 2010 and March 2013, the Company also entered into warrant transactions (the “0.75% Warrants” and the “0.25% Warrants”, respectively) (collectively, the “Warrants”), whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, shares of the Company’s common stock. As the average market value per share of the Company’s common stock for the reporting period, as measured under the Warrants, exceeds the strike price of the Warrants, the Warrants would have a dilutive effect on the Company’s earnings/loss per share if the Company were to report net income for the three or nine month period ended October 31, 2013. The Warrants were anti-dilutive during the three and nine months ended October 31, 2013 based on the Company’s net loss during the three and nine months ended October 31, 2013. The Warrants are separate transactions, entered into by the Company and are not part of the terms of the Notes or Note Hedges. Holders of the Notes and Note Hedges will not have any rights with respect to the Warrants.

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

The Credit Agreement contains certain customary affirmative and negative covenants, including a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, a limit on the Company’s ability to incur additional indebtedness, issue preferred stock or pay dividends, and certain other restrictions on the Company’s activities each defined specifically in the Credit Agreement. The Company was in compliance with the Credit Agreement’s covenants as of October 31, 2013.

The weighted average interest rate on the Term Loan was 2.0% for the three months ended October 31, 2013. Accrued interest on the Term Loan was $0.5 million as of October 31, 2013. As of October 31, 2013, the current portion outstanding under the Term Loan was $30.0 million and the noncurrent outstanding portion was $262.5 million.

Interest Expense

The following table sets forth total interest expense recognized related to the Notes and the Term Loan prior to capitalization of interest (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Contractual interest expense	$3,329	$1,078	$6,922	$3,234
Amortization of debt issuance costs	1,275	331	3,195	993
Amortization of debt discount	12,547	6,358	34,139	18,742

	$17,151	$7,767	$44,256	$22,969

6. Other Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	October 31, 2013	January 31, 2013
Deferred income taxes, net	$23,441	$7,321
Prepaid income taxes	24,562	21,180
Customer contract asset	110,534	0
Prepaid expenses and other current assets	208,708	104,813

	$367,245	$133,314

Customer contract asset reflects future billings of amounts that are contractually committed by ExactTarget’s existing customers as of the acquisition date that will be billed in the next twelve months. As the Company bills these customers this balance will reduce and accounts receivable will increase.

Capitalized Software, net

Capitalized software consisted of the following (in thousands):

	As of
	October 31, 2013	January 31, 2013
Capitalized internal-use software development costs, net of accumulated amortization of $93,633 and $72,448, respectively	$70,277	$59,647
Acquired developed technology, net of accumulated amortization of $261,290 and $179,906, respectively	435,552	147,676

	$505,829	$207,323

Capitalized internal-use software amortization expense totaled $7.4 million and $6.0 million for the three months ended October 31, 2013 and 2012, respectively. Acquired developed technology amortization expense totaled $35.3 million and $24.0 million for the three months ended October 31, 2013 and 2012, respectively. Capitalized internal-use software amortization expense totaled $21.2 million and $16.0 million for the nine months ended October 31, 2013 and 2012, respectively. Acquired developed technology amortization expense totaled $81.4 million and $60.4 million for the nine months ended October 31, 2013 and 2012, respectively.

The Company capitalized $0.9 million and $0.9 million of stock-based expenses related to capitalized internal-use software development and deferred professional services during the three months ended October 31, 2013 and 2012, respectively. The Company capitalized $2.7 million and $2.6 million of stock-based expenses related to capitalized internal-use software development and deferred professional services during the nine months ended October 31, 2013 and 2012, respectively.

Other Assets, net

Other assets consisted of the following (in thousands):

	As of
	October 31, 2013	January 31, 2013
Deferred income taxes, noncurrent, net	$8,711	$19,212
Long-term deposits	5,093	13,422
Purchased intangible assets, net of accumulated amortization of $51,199 and $28,790, respectively	431,358	49,354
Acquired intellectual property, net of accumulated amortization of $10,189 and $7,074, respectively	12,273	13,872
Strategic investments	70,005	51,685
Customer contract asset	36,342	0
Other	35,729	21,415

	$599,511	$168,960

Customer contract asset reflects the noncurrent portion of future billings that are contractually committed by ExactTarget’s existing customers as of the acquisition date. As the Company bills these customers this balance will reduce and accounts receivable will increase.

Purchased intangible assets amortization expense for the three months ended October 31, 2013 and 2012 was $15.4 million and $3.0 million, respectively, and for the nine months ended October 31, 2013 and 2012, was $22.4 million and $8.8 million, respectively. Acquired intellectual property amortization expense for the three months ended October 31, 2013 and 2012 was $1.0 million and $1.0 million, respectively, and for the nine months ended October 31, 2013 and 2012 was $3.1 million and $3.0 million, respectively.

Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of
	October 31, 2013	January 31, 2013
Accounts payable	$45,162	$14,535
Accrued compensation	304,985	311,595
Accrued other liabilities	275,467	138,165
Accrued income and other taxes payable	110,382	120,341
Accrued professional costs	13,945	10,064
Customer liability, current	78,057	0
Accrued rent	11,304	3,006

	$839,302	$597,706

Customer liability reflects the legal obligation to provide future services that are contractually committed by ExactTarget’s existing customers but unbilled as of the acquisition date. As these services are invoiced this balance will reduce and deferred revenue will increase.

Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following (in thousands):

	As of
	October 31, 2013	January 31, 2013
Deferred income taxes and income taxes payable	$96,082	$49,074
Long-term lease liabilities and other	583,085	126,658
Customer liability, noncurrent	23,751	0

	$702,918	$175,732

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

In September 2011, the Company’s Board of Directors amended and restated the 2004 Employee Stock Purchase Plan (the “ESPP”). In conjunction with the amendment of the ESPP, the Company’s Board of Directors determined that the offerings under the ESPP would commence, beginning with a twelve month offering period starting in December 2011. As of October 31, 2013, $44.1 million has been withheld on behalf of employees for future purchases under the plan and is recorded in accrued expenses and other liabilities. Employees purchased 1.4 million shares in the nine months ended October 31, 2013 for $43.7 million under the ESPP.

Prior to February 1, 2006, options issued under the Company’s stock option plans generally had a term of 10 years. From February 1, 2006 through July 3, 2013, options issued had a term of 5 years. After July 3, 2013, options issued have a term of 7 years.

Stock activity excluding the ESPP is as follows:

		Options Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2013	11,759,740	29,983,292	$26.60
Increase in shares authorized:
2004 Equity Incentive Plan	14,000,000	0	0.00
2013 Equity Incentive Plan	73,533,749	0	0.00
2010 EdgeSpring Plan	124,859	0	0.00
2004 ExactTarget Plan	136,986	0	0.00
2008 ExactTarget Plan	3,202,185	0	0.00
Options granted under all plans	(5,210,268)	5,210,268	28.80
Restricted stock activity	(3,807,957)	0	0.00
Stock grants to board and advisory board members	(143,240)	0	0.00
Exercised	0	(7,768,640)	18.96
1999 Plan shares expired	(24,122,424)	0	0.00
Cancelled	985,874	(985,874)	28.00

Balance as of October 31, 2013	70,459,504	26,439,046	$29.22	$638,505

Vested or expected to vest		25,486,068	$29.08	$618,958

Exercisable as of October 31, 2013		10,368,134	$24.30	$301,268

The total intrinsic value of the options exercised during the nine months ended October 31, 2013 and 2012 was $218.0 million and $257.8 million, respectively. The intrinsic value is the difference between the current market value of the stock and the exercise price of the stock option.

The weighted-average remaining contractual life of vested and expected to vest options is approximately 3.4 years.

As of October 31, 2013, options to purchase 10,368,134 shares were vested at a weighted average exercise price of $24.30 per share and had a remaining weighted-average contractual life of approximately 2.2 years. The total intrinsic value of these vested options as of October 31, 2013 was $301.3 million.

The following table summarizes information about stock options outstanding as of October 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.26 to $16.36	5,092,846	2.6	$10.23	3,860,631	$10.77
$17.06 to $26.48	1,874,995	6.8	21.47	460,226	20.20
$27.06	3,891,928	3.1	27.06	1,482,945	27.06
$27.56 to $35.07	2,255,164	3.9	31.62	714,235	32.00
$35.63	4,956,172	2.0	35.63	3,108,745	35.63
$35.87 to $38.03	4,052,220	3.7	37.11	712,567	36.84
$38.38 to $54.28	4,315,721	4.7	40.93	28,785	38.38

	26,439,046	3.5	$29.22	10,368,134	$24.30

Restricted stock activity is as follows:

	Restricted Stock Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2013	26,782,620	$0.001
Granted	5,105,956	0.001
Cancelled	(2,492,319)	0.001
Vested and converted to shares	(6,100,096)	0.001

Balance as of October 31, 2013	23,296,161	$0.001	$1,243,083

Expected to vest	20,528,944		$1,095,424

The restricted stock, which upon vesting entitles the holder to one share of common stock for each share of restricted stock, has an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and generally vest over 4 years.

The weighted-average grant date fair value of the restricted stock issued for the nine months ended October 31, 2013 and 2012 was $43.52 and $36.17, respectively.

Common Stock

The following number of shares of common stock were reserved and available for future issuance at October 31, 2013:

Options outstanding	26,439,046
Restricted stock awards and units outstanding	23,296,161
Stock available for future grant:
2013 Equity Incentive Plan	70,316,996
2006 Inducement Equity Incentive Plan	142,508
2004 Employee Stock Purchase Plan	7,643,135
Convertible senior notes	44,247,536
Warrants	44,252,692

216,338,074

8. Income Taxes

Effective Tax Rate Deferred

The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year to date pretax loss and adjusts the provision for discrete tax items recorded in the period. For the nine months ended October 31, 2013, the Company reported a tax benefit of $119.2 million with a pretax loss of $234.8 million, which resulted in an effective tax rate of 51 percent. The Company’s effective tax rate substantially differed from the federal statutory tax rate of 35 percent primarily due to a partial release of the tax valuation allowance related to the acquisition of ExactTarget in the second quarter. The valuation allowance was established in the third quarter of fiscal 2013. The net deferred tax liability from acquisitions provided an additional source of income to support the realizability of the Company’s pre-existing deferred tax assets and as a result, the Company released a portion of its valuation allowance and recorded a tax benefit of $135.5 million for the nine months ended October 31, 2013.

For the nine months ended October 31, 2012, the Company reported a tax expense of $147.9 million, which resulted in a negative effective tax rate of 145 percent. The Company’s effective tax rate substantially differed from the federal statutory tax rate of 35 percent primarily due to a one-time, non-cash charge to record a valuation allowance for a significant portion of the Company’s deferred tax assets.

Tax Benefits Related to Stock-Based Compensation

The total income tax benefit related to stock-based awards was $104.3 million and $81.5 million for the nine months ended October 31, 2013 and 2012, respectively, the majority of which was not recognized as a result of the valuation allowance.

Unrecognized Tax Benefits and Other Considerations

The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. Certain prior year tax returns are currently being examined by taxing authorities including the Internal Revenue Service, California Franchise Tax Board and the National Tax Agency of Japan. To date, the Company has not received any material proposed adjustments.

The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. During the three months ended October 31, 2013, the Company released approximately $3.5 million reserves due to lapsing of the statute of limitations. In the next twelve months, the Company does not expect the unrecognized tax benefits balance to materially change.

9. Earnings/Loss Per Share

Basic earnings/loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the fiscal period. Diluted earnings/loss per share is computed giving effect to all potential weighted average dilutive common stock, including options, restricted stock units, warrants and the convertible senior notes. The dilutive effect of outstanding awards and convertible securities is reflected in diluted earnings per share by application of the treasury stock method. Diluted loss per share for the three and nine months ended October 31, 2013 and 2012 are the same as basic loss per share as there is a net loss in these periods and inclusion of potentially issuable shares would be anti-dilutive.

A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Numerator:
Net loss	$(124,434)	$(220,297)	$(115,552)	$(249,601)

Denominator:
Weighted-average shares outstanding for basic loss per share	600,467	568,812	594,346	559,836
Effect of dilutive securities:
Convertible senior notes	0	0	0	0
Employee stock awards	0	0	0	0
Warrants	0	0	0	0

Adjusted weighted-average shares outstanding and assumed conversions for diluted loss per share	600,467	568,812	594,346	559,836

The weighted-average number of shares outstanding used in the computation of basic and diluted earnings/loss per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings/loss per share because the effect would have been anti-dilutive (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Stock awards	14,613	28,376	18,629	29,200
Convertible senior notes	44,246	26,940	44,246	26,940
Warrants	44,253	26,944	44,253	26,944

10. Commitments

Letters of Credit

As of October 31, 2013, the Company had a total of $57.4 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through December 2030.

Leases

The Company leases facilities space and certain fixed assets under non-cancelable operating and capital leases with various expiration dates.

As of October 31, 2013, the future minimum lease payments under non-cancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Period:
Remaining three months of fiscal 2014	$13,901	$41,298
Fiscal 2015	73,382	176,180
Fiscal 2016	70,064	170,110
Fiscal 2017	71,765	157,328
Fiscal 2018	83,340	145,548
Thereafter	299,643	999,886

Total minimum lease payments	612,095	$1,690,350

Less: amount representing interest	(93,475)

Present value of capital lease obligations	$518,620

The Company’s agreements for the facilities and certain services provide the Company with the option to renew. The Company’s future contractual obligations would change if the Company exercised these options.

11. Legal Proceedings and Claims

In the ordinary course of business, the Company is involved in various legal proceedings and claims related to alleged infringement of third-party patents and other intellectual property rights, commercial, corporate and securities, labor and employment, wage and hour, and other claims. The Company has been, and may in the future be, put on notice and/or sued by third parties for alleged infringement of their proprietary rights, including patent infringement. For example, the Company received a notice from a large non-practicing entity several quarters ago alleging that the Company infringed upon certain of its patents. While no litigation was ever filed, in May 2013 the Company entered into a multi-year license agreement with that non-practicing entity. During the first quarter of fiscal 2014, the Company recorded approximately $8.0 million of expense for the portion of the license agreement related to prior periods.

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

Since the Foundation’s inception, the Company has provided at no charge certain resources to Foundation employees such as office space. The value of these items was approximately $239,000 for the quarter ended October 31, 2013.

Additionally, the Company has donated subscriptions to the Company’s service to other qualified non-profit organizations. The Company also allows an affiliate of the Foundation to resell the Company’s service to non-profit organizations. The Company does not charge the affiliate for these subscriptions, so any revenue from subscriptions provided to non-profit organizations is retained by the Foundation to fund its charitable work. The value of the subscriptions was approximately $3.8 million for the quarter ended October 31, 2013. The Company plans to continue these programs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our anticipated growth, the effect of general economic and market conditions, our business strategy and our plan to build our business, including our strategy to be the leading provider of enterprise cloud computing applications and platforms and to lead the industry shift to the “customer company,” our service performance and security, the expenses associated with new data centers, additional data center capacity, real estate and office facilities space, our operating results, new features and services, our strategy of acquiring or making investments in complementary businesses, joint ventures, services and technologies, and intellectual property rights, our ability to successfully integrate acquired businesses and technologies, our ability to continue the growth and to maintain deferred revenue and unbilled deferred revenue, our ability to protect our intellectual property rights, our ability to develop our brands, our ability to realize the benefits from strategic partnerships, the effect of evolving government regulations, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the valuation of deferred tax assets, the potential availability of additional tax assets in the future and related matters, the impact of expensing stock options, the sufficiency of our capital resources factors related to our outstanding convertible notes, term loan, compliance with our related debt covenants, and capital lease obligations, and current and potential litigation involving us, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “assumes,” “may,” “should,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any  forward-looking statements for any reason.

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

Our mission is to help our customers transform themselves into “customer companies” by empowering them to connect with their customers, partners, employees and products in entirely new ways. Our objective is to deliver solutions to help companies transform the way they sell, service, market and innovate. With our four core services—Sales Cloud, Service Cloud, ExactTarget Marketing Cloud and the Salesforce Platform—customers have the tools they need to build a next generation social front office with our social and mobile cloud technologies. Key elements of our strategy include:

•	strengthening our market-leading core solutions;

•	innovating in high-growth markets;

•	reducing our attrition rates;

•	deepening relationships with our existing customer base;

•	pursuing new customers aggressively;

•	building our business in top markets globally; and

•	encouraging the development of third-party applications on our cloud computing platforms.

We believe the factors that will influence our ability to achieve our objectives include: our prospective customers’ willingness to migrate to enterprise cloud computing services; the availability, performance and security of our service; our ability to continue to release, and gain customer acceptance of, new and improved features; our ability to successfully integrate acquired businesses and technologies; successful customer adoption and utilization of our service; acceptance of our service in markets where we have few customers; the emergence of additional competitors in our market and improved product offerings by existing and new competitors; the location of new data centers; third-party developers’ willingness to develop applications on our platforms; our ability to attract new personnel and retain and motivate current personnel; and general economic conditions which could affect our customers’ ability and willingness to purchase our services, delay the customers’ purchasing decision or affect attrition rates.

To address these factors, we will need to, among other things, continue to add substantial numbers of paying subscriptions, upgrade our customers to fully featured versions such as our Unlimited Edition or arrangements such as a Social Enterprise License Agreement, provide high quality technical support to our customers, encourage the development of third-party applications on our platforms and continue to focus on retaining customers at the time of renewal. Our plans to invest for future growth include the continuation of the expansion of our data center capacity, the hiring of additional personnel, particularly in direct sales, other customer-related areas and research and development, the expansion of domestic and international selling and marketing activities, continuing to develop our brands, the addition of distribution channels, the upgrade of our service offerings, the development of new services, the integration of acquired technologies, the expansion of our ExactTarget Marketing Cloud and Salesforce Platform service offerings and the additions to our global infrastructure to support our growth.

We also regularly evaluate acquisitions or investment opportunities in complementary businesses, joint ventures, services and technologies and intellectual property rights in an effort to expand our service offerings. We expect to continue to make such investments and acquisitions in the future and we plan to reinvest a significant portion of our incremental revenue to grow our business and continue our leadership role in the cloud computing industry. As a result of our aggressive growth plans, specifically our hiring plan and acquisition activities, we have incurred significant expenses from equity awards and amortization of purchased intangibles which have resulted in net losses on a GAAP basis in past quarters. As we continue with our growth plan, we anticipate we will have net losses on a GAAP basis for the next several quarters.

Our typical subscription contract term is 12 to 36 months, although terms range from one to 60 months, so during any fiscal reporting period only a subset of active subscription contracts are available for renewal. We calculate our attrition rates as of the end of each reporting period. Attrition rates remained in the low double-digit percentage range as of October 31, 2013, declining slightly from the attrition rate percentage as of January 31, 2013. We expect our attrition rates to continue to decline slowly over time, as we continue to expand our enterprise business and invest in customer success and other related programs.

The majority of our subscription and support revenues are derived from subscriptions to our Sales Cloud. We expect this proportion of revenues to remain consistent over the next several quarters.

We expect marketing and sales costs, which were 52 percent of our total revenues for the nine months ended October 31, 2013 and 53 percent for the same period a year ago, to continue to represent a substantial portion of total revenues in the future as we seek to add and manage more paying customers, and build greater brand awareness.

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

On March 20, 2013, we amended and restated our certificate of incorporation to increase the number of authorized shares of common stock from 400.0 million to 1.6 billion in order to provide for a four-for-one stock split of the common stock effected in the form of a stock dividend. The record date for the stock split was April 3, 2013, and the additional shares were distributed on April 17, 2013. Each stockholder of record on the close of business on the record date received three additional shares of common stock for each share held. All share and per share data presented herein reflect the impact of the increase in authorized shares and the stock split, as appropriate.

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

On July 11, 2013, we entered into a credit agreement which provides for a $300.0 million term loan due on July 11, 2016. All amounts borrowed under the term loan were used to pay a portion of the total purchase price for ExactTarget.

In June 2013, we entered into a large capital lease agreement for software for a period of nine years, which consists of the contractual term of six years and a renewal option of three years.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2014, for example, refer to the fiscal year ending January 31, 2014.

Sources of Revenues

We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our enterprise cloud computing services and from customers purchasing additional support beyond the standard support that is included in the basic subscription fees; and (2) related professional services such as process mapping, project management, implementation services and other revenue. “Other revenue” consists primarily of training fees. Subscription and support revenues accounted for approximately 94 percent of our total revenues for the nine months ended October 31, 2013. Subscription revenues are driven primarily by the number of paying subscribers, varying service types, the price of our service and renewals. We define a “customer” as a separate and distinct buying entity (e.g., a company, a distinct business unit of a large corporation, a partnership, etc.) that has entered into a contract to access our enterprise cloud computing services. We define a “subscription” as a unique user account purchased by a customer for use by its employees or other customer-authorized users, and we refer to each such user as a “subscriber.” The number of paying subscriptions at each of our customers ranges from one to hundreds of thousands. None of our customers accounted for more than five percent of our revenues during the nine months ended October 31, 2013 and 2012.

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

Seasonal Nature of Deferred Revenue and Accounts Receivable

Deferred revenue primarily consists of billings to customers for our subscription service. Over 90 percent of the value of our billings to customers is for our subscription and support service. We generally invoice our customers in either annual or quarterly cycles. Occasionally, we bill customers for their multi-year contract on a single invoice which results in an increase in noncurrent deferred revenue. We typically issue renewal invoices in advance of the renewal service period, and depending on timing, the initial invoice for the subscription and services contract and the subsequent renewal invoice may occur in different quarters. This may result in an increase in deferred revenue and accounts receivable. There is a disproportionate weighting towards annual billings in the fourth quarter, primarily as a result of large enterprise account buying patterns. Our fourth quarter has historically been our strongest quarter for new business and renewals. The year on year compounding effect of this seasonality in both billing patterns and overall new and renewal business causes the value of invoices that we generate in the fourth quarter for both new business and renewals to increase as a proportion of our total annual billings. Approximately 70 percent of all subscription and support invoices were issued with annual terms during the three months ended October 31, 2013.

Accordingly, the sequential quarterly changes in accounts receivable and the related deferred revenue during the first three quarters of our fiscal year are not necessarily indicative of the billing activity that occurs in the fourth quarter as displayed below (in thousands):

(in thousands)	April 30, 2013	July 31, 2013	October 31, 2013
Fiscal 2014
Accounts receivable, net	$502,609	$599,543	$604,045
Deferred revenue, current and noncurrent	1,733,160	1,789,648	1,734,619

(in thousands)	April 30, 2012	July 31, 2012	October 31, 2012	January 31, 2013
Fiscal 2013
Accounts receivable, net	$371,395	$446,917	$418,590	$872,634
Deferred revenue, current and noncurrent	1,334,716	1,337,184	1,291,703	1,862,995

(in thousands)	April 30, 2011	July 31, 2011	October 31, 2011	January 31, 2012
Fiscal 2012
Accounts receivable, net	$270,816	$342,397	$312,331	$683,745
Deferred revenue, current and noncurrent	915,133	935,266	917,821	1,380,295

Unbilled Deferred Revenue

The deferred revenue balance on our consolidated balance sheet does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Unbilled deferred revenue represents future billings under our subscription agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue. Unbilled deferred revenue was approximately $4.2 billion as of October 31, 2013 and approximately $3.5 billion as of January 31, 2013. Due to our sales to large enterprise accounts, we are experiencing longer contractual commitments by our customers, which is reflected in our growing unbilled deferred revenue. Also as a result, our typical contract length has grown and is now between 12 and 36 months. We expect that the amount of unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing and duration of large customer subscription agreements, varying billing cycles of subscription agreements, the specific timing of customer renewals, foreign currency fluctuations, the timing of when unbilled deferred revenue is to be recognized as revenue, and changes in customer financial circumstances. For multi-year subscription agreements billed annually, the associated unbilled deferred revenue is typically high at the beginning of the contract period, zero just prior to renewal, and increases if the agreement is renewed. Low unbilled deferred revenue attributable to a particular subscription agreement is often associated with an impending renewal and may not be an indicator of the likelihood of renewal or future revenue from such customer. Accordingly, we expect that the amount of aggregate unbilled deferred revenue will change from year-to-year depending in part upon the number and dollar amount of subscription agreements at particular stages in their renewal cycle. Such fluctuations are not a reliable indicator of future revenues.

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

During the nine months ended October 31, 2013, we recognized stock-based expense of $366.7 million. As of October 31, 2013, the aggregate stock compensation remaining to be amortized to costs and expenses was $1.1 billion. We expect this stock compensation balance to be amortized as follows: $144.8 million during the remaining three months of fiscal 2014; $494.6 million during fiscal 2015; $327.2 million during fiscal 2016; $153.8 million during fiscal 2017 and $20.4 million during fiscal 2018. The expected amortization reflects only outstanding stock awards as of October 31, 2013 and assumes no forfeiture activity. We expect to continue to issue stock-based awards to our employees in future periods.

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

During the nine months ended October 31, 2013, we deferred $120.8 million of commission expenditures and we amortized $139.9 million to sales expense. During the same period a year ago, we deferred $115.6 million of commission expenditures and we amortized $111.1 million to sales expense. Deferred commissions on our condensed consolidated balance sheets totaled $235.3 million at October 31, 2013 and $254.4 million at January 31, 2013.

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

Results of Operations

The following tables set forth selected data for each of the periods indicated (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Revenues:
Subscription and support	$1,004,476	$740,600	$2,749,541	$2,083,313
Professional services and other	71,558	47,798	176,220	132,201

Total revenues	1,076,034	788,398	2,925,761	2,215,514
Cost of revenues:
Subscription and support	198,809	134,183	513,267	361,446
Professional services and other	69,378	52,065	181,631	138,771

Total cost of revenues	268,187	186,248	694,898	500,217
Gross profit	807,847	602,150	2,230,863	1,715,297
Operating expenses:
Research and development	170,690	114,074	450,708	308,292
Marketing and sales	581,229	428,507	1,528,340	1,178,456
General and administrative	153,859	113,757	434,143	318,452

Total operating expenses	905,778	656,338	2,413,191	1,805,200
Loss from operations	(97,931)	(54,188)	(182,328)	(89,903)
Investment income	1,110	3,887	8,851	15,521
Interest expense	(22,929)	(8,190)	(54,468)	(22,593)
Other expense	(4,291)	(4,360)	(6,843)	(4,776)

Loss before benefit from (provision for) income taxes	(124,041)	(62,851)	(234,788)	(101,751)
Benefit from (provision for) income taxes	(393)	(157,446)	119,236	(147,850)

Net loss	$(124,434)	$(220,297)	$(115,552)	$(249,601)

Cost of revenues and marketing and sales expenses include the following amounts related to amortization of purchased intangibles from business combinations (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Cost of revenues	$33,844	$23,247	$77,699	$58,363
Marketing and sales	15,211	2,995	22,147	8,829

Cost of revenues and operating expenses include the following amounts related to stock-based awards (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Cost of revenues	$12,119	$9,336	$32,778	$24,453
Research and development	27,935	21,984	78,396	53,740
Marketing and sales	73,296	55,304	189,231	142,072
General and administrative	28,186	18,488	66,336	51,530

Revenues by geography were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Americas	$769,400	$547,399	$2,079,043	$1,540,326
Europe	194,932	133,791	531,463	376,694
Asia Pacific	111,702	107,208	315,255	298,494

	$1,076,034	$788,398	$2,925,761	$2,215,514

Americas revenue attributed to the United States was approximately 96 percent and 94 percent for the three and nine months ended October 31, 2013 and 2012, respectively.

The following tables set forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Revenues:
Subscription and support	93%	94%	94%	94%
Professional services and other	7	6	6	6

Total revenues	100	100	100	100
Cost of revenues:
Subscription and support	19	17	18	17
Professional services and other	6	7	6	6

Total cost of revenues	25	24	24	23
Gross profit	75	76	76	77
Operating expenses:
Research and development	16	15	15	14
Marketing and sales	54	54	52	53
General and administrative	14	14	15	14

Total operating expenses	84	83	82	81
Loss from operations	(9)	(7)	(6)	(4)
Investment income	0	0	0	1
Interest expense	(2)	(1)	(2)	(1)
Other expense	(1)	0	0	0

Loss before benefit from (provision for) income taxes	(12)	(8)	(8)	(4)
Benefit from (provision for) income taxes	0	(20)	4	(7)

Net loss	(12)%	(28)%	(4)%	(11)%

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Amortization of purchased intangibles:
Cost of revenues	3%	3%	3%	3%
Marketing and sales	1	0	1	0

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Stock-based awards:
Cost of revenues	1%	1%	1%	1%
Research and development	3	3	3	2
Marketing and sales	7	7	6	6
General and administrative	3	2	2	2

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Revenues by geography:
Americas	72%	69%	71%	70%
Europe	18	17	18	17
Asia Pacific	10	14	11	13

	100%	100%	100%	100%

	Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012	Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011
Revenue constant currency growth rates (as compared to the comparable prior periods)
Americas	41%	38%
Europe	39%	41%
Asia Pacific	17%	30%
Total growth	37%	37%

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

Unbilled deferred revenue was approximately $4.2 billion as of October 31, 2013 and $3.5 billion as of January 31, 2013. Unbilled deferred revenue represents future billings under our non-cancelable subscription agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue.

Three Months Ended October 31, 2013 and 2012

Revenues.

	Three Months Ended October 31,		Variance
(in thousands)	2013	2012	Dollars	Percent
Subscription and support	$1,004,476	$740,600	$263,876	36%
Professional services and other	71,558	47,798	23,760	50%

Total revenues	$1,076,034	$788,398	$287,636	36%

Total revenues were $1,076.0 million for the three months ended October 31, 2013, compared to $788.4 million during the same period a year ago, an increase of $287.6 million, or 36 percent. On a constant currency basis, total revenues grew 37 percent. Subscription and support revenues were $1,004.5 million, or 93 percent of total revenues, for the three months ended October 31, 2013, compared to $740.6 million, or 94 percent of total revenues, during the same period a year ago, an increase of $263.9 million, or 36 percent. The increase in subscription and support revenues was due almost entirely to volume-driven increases from new customers, upgrades and additional subscriptions from existing customers and a decline in attrition rates as compared to a year ago. We have continued to invest in a variety of customer programs and initiatives, which, along with longer contract durations and increasing enterprise adoption, have helped reduce our attrition rates. The net price per user per month for our three primary offerings, Professional Edition, Enterprise Edition and Unlimited Edition, varies from period to period, but has remained within a consistent range over the past eight quarters. The net price per user per month has not been a significant driver of revenue growth for the periods presented. Professional services and other revenues were $71.6 million, or seven percent of total revenues, for the three months ended October 31, 2013, compared to $47.8 million, or six percent of total revenues, for the same period a year ago, an increase of $23.8 million, or 50 percent. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers.

Revenues in Europe and Asia Pacific accounted for $306.6 million, or 28 percent of total revenues, for the three months ended October 31, 2013, compared to $241.0 million, or 31 percent of total revenues, during the same period a year ago, an increase of $65.6 million, or 27 percent. The increase in revenues outside of the Americas was the result of the increasing acceptance of our service, our focus on marketing our services internationally and reduced attrition rates as a result of the reasons stated above. Revenues outside of the Americas increased despite an overall strengthening of the U.S. dollar relative to major international currencies, which reduced aggregate international revenues by $4.6 million compared to the same period a year ago.

Cost of Revenues.

	Three Months Ended October 31,		Variance
(in thousands)	2013	2012	Dollars
Subscription and support	$198,809	$134,183	$64,626
Professional services and other	69,378	52,065	17,313

Total cost of revenues	$268,187	$186,248	$81,939

Percent of total revenues	25%	24%

Cost of revenues was $268.2 million, or 25 percent of total revenues, for the three months ended October 31, 2013, compared to $186.2 million, or 24 percent of total revenues, during the same period a year ago, an increase of $81.9 million. The increase in absolute dollars was primarily due to an increase of $31.3 million in employee-related costs, an increase of $2.8 million in stock-based expenses, an increase of $14.4 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of $26.9 million in depreciation and amortization expenses, $10.6 million of which related to the amortization of purchased intangible assets, and an increase of $6.7 million in allocated overhead. We have increased our headcount by 60 percent since October 31, 2012 to meet the higher demand for services from our customers, of which the majority was due to the acquisition of ExactTarget on July 12, 2013. In June 2013, we entered into a large capital lease agreement for software for a period of nine years, which consists of the contractual term of six years and a renewal option of three years. The capitalized portion is being depreciated over the estimated useful life of the software, which is nine years. A portion of the depreciation expense on this asset was allocated to cost of revenues.

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

Research and Development.

	Three Months Ended October 31,		Variance
(in thousands)	2013	2012	Dollars
Research and development	$170,690	$114,074	$56,616
Percent of total revenues	16%	15%

Research and development expenses were $170.7 million, or 16 percent of total revenues, for the three months ended October 31, 2013, compared to $114.1 million, or 15 percent of total revenues, during the same period a year ago, an increase of $56.6 million. The increase in absolute dollars was primarily due to an increase of $36.4 million in employee-related costs, an increase of $6.0 million in stock-based expenses, an increase of $2.5 million in our development and test data center, an increase of $5.1 million in depreciation and amortization expenses, and an increase of $5.6 million in allocated overhead. We increased our research and development headcount by 35 percent since October 31, 2012 in order to improve and extend our service offerings and develop new technologies. A majority of the increase was due to the acquisition of ExactTarget. In June 2013, we entered into a large capital lease agreement for software for a period of nine years, which consists of the contractual term of six years and a renewal option of three years. A portion of the depreciation expense on this asset was allocated to research and development. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to invest in additional employees and technology to support the development of new, and improve existing, technologies and the integration of acquired technologies.

Marketing and Sales.

	Three Months Ended October 31,		Variance
(in thousands)	2013	2012	Dollars
Marketing and sales	$581,229	$428,507	$152,722
Percent of total revenues	54%	54%

Marketing and sales expenses were $581.2 million, or 54 percent of total revenues, for the three months ended October 31, 2013, compared to $428.5 million, or 54 percent of total revenues, during the same period a year ago, an increase of $152.7 million. The increase in absolute dollars was primarily due to increases of $104.6 million in employee-related costs, including amortization of deferred commissions, $18.0 million in stock-based expenses, $12.2 million related to the amortization of purchased intangible assets and $15.8 million in allocated overhead. Our marketing and sales headcount increased by 34 percent since October 31, 2012, of which the majority was due to the acquisition of ExactTarget with the remainder attributable to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative.

	Three Months Ended October 31,		Variance
(in thousands)	2013	2012	Dollars
General and administrative	$153,859	$113,757	$40,102
Percent of total revenues	14%	14%

General and administrative expenses were $153.9 million, or 14 percent of total revenues, for the three months ended October 31, 2013, compared to $113.8 million, or 14 percent of total revenues, during the same period a year ago, an increase of $40.1 million. The increase was primarily due to increases of $18.6 million in employee-related costs, $8.3 million in professional and outside services, $9.7 million in stock-based expenses and increases in allocated overhead. Our general and administrative headcount increased by 30 percent since October 31, 2012, of which the majority was due to the acquisition of ExactTarget.

Loss from operations.

	Three Months Ended October 31,		Variance
(in thousands)	2013	2012	Dollars
Loss from operations	$(97,931)	$(54,188)	$(43,743)
Percent of total revenues	(9)%	(7)%

Loss from operations for the three months ended October 31, 2013 was $97.9 million and included $141.5 million of stock-based expenses and $49.1 million of amortization of purchased intangibles. During the same period a year ago, loss from operations was $54.2 million and included $105.1 million of stock-based expenses and $26.2 million of amortization of purchased intangibles.

Investment income.

	Three Months Ended October 31,		Variance
(in thousands)	2013	2012	Dollars
Investment income	$1,110	$3,887	$(2,777)
Percent of total revenues	0%	0%

Investment income consists of income on our cash and marketable securities balances. Investment income was $1.1 million for the three months ended October 31, 2013 and was $3.9 million during the same period a year ago. The decrease was primarily due to the decrease in marketable securities balances.

Interest expense.

	Three Months Ended October 31,		Variance
(in thousands)	2013	2012	Dollars
Interest expense	$(22,929)	$(8,190)	$(14,739)
Percent of total revenues	(2)%	(1)%

Interest expense consists of interest on our convertible senior notes, capital leases and term loan. Interest expense, net of interest costs capitalized, was $22.9 million for the three months ended October 31, 2013 and was $8.2 million during the same period a year ago. The increase was primarily due to interest expense associated with the March 2013 issuance of $1.15 billion of 0.25% convertible senior notes, which has an effective interest rate of 2.53 percent, the $300.0 million term loan that was entered into in connection with the acquisition of ExactTarget and the large capital lease agreement for software which we entered into in June 2013.

Benefit from (provision for) income taxes.

	Three Months Ended October 31,		Variance
(in thousands)	2013	2012	Dollars
Benefit from (provision for) income taxes	$(393)	$(157,446)	$157,053
Effective tax rate	0%	(251)%

We recognized a tax expense of $0.4 million with a pretax loss of $124.0 million, which resulted in an effective tax rate of zero percent for the three months ended October 31, 2013. The zero percent effective tax rate was a result of foreign tax expense primarily offset by the tax benefit from tax reserve releases and a partial release of the tax valuation allowance in the quarter.

We recorded a tax provision of $157.4 million for the three months ended October 31, 2012, which resulted in a negative effective tax rate of 251 percent. Our effective tax rate a year ago substantially differed from the federal statutory tax rate of 35 percent primarily due to a one-time, non-cash charge in the amount of $149.1 million to establish a valuation allowance for a significant portion of our deferred tax assets.

Nine Months Ended October 31, 2013 and 2012

Revenues.

	Nine Months Ended October 31,		Variance
(in thousands)	2013	2012	Dollars	Percent
Subscription and support	$2,749,541	$2,083,313	$666,228	32%
Professional services and other	176,220	132,201	44,019	33%

Total revenues	$2,925,761	$2,215,514	$710,247	32%

Total revenues were $2.9 billion for the nine months ended October 31, 2013, compared to $2.2 billion during the same period a year ago, an increase of $710.2 million, or 32 percent. Subscription and support revenues were $2.7 billion, or 94 percent of total revenues, for the nine months ended October 31, 2013, compared to $2.1 billion, or 94 percent of total revenues, during the same period a year ago, an increase of $666.2 million, or 32 percent. The increase in subscription and support revenues was due almost entirely to volume-driven increases from new customers, upgrades and additional subscriptions from existing customers and a decline in attrition rates as compared to a year ago. We have continued to invest in a variety of customer programs and initiatives, which, along with longer contract durations and increasing enterprise adoption, have helped reduce our attrition rates. The net price per user per month for our three primary offerings, Professional Edition, Enterprise Edition and Unlimited Edition, varies from period to period, but has remained within a consistent range over the past eight quarters. The net price per user per month has not been a significant driver of revenue growth for the periods presented. Professional services and other revenues were $176.2 million, or six percent of total revenues, for the nine months ended October 31, 2013, compared to $132.2 million, or six percent of total revenues, for the same period a year ago, an increase of $44.0 million, or 33 percent. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers.

Revenues in Europe and Asia Pacific accounted for $846.7 million, or 29 percent of total revenues, for the nine months ended October 31, 2013, compared to $675.2 million, or 30 percent of total revenues, during the same period a year ago, an increase of $171.5 million, or 25 percent. The increase in revenues outside of the Americas was the result of the increasing acceptance of our service, our focus on marketing our service internationally and reduced attrition rates. However, the value of the U.S. dollar relative to foreign currencies caused a decrease in U.S. dollar revenues outside of the Americas for the nine months ended October 31, 2013 as compared to the same period a year ago. The foreign currency impact had the effect of decreasing our aggregate revenues by $21.1 million compared to the same period a year ago.

Cost of Revenues.

	Nine Months Ended October 31,		Variance
(in thousands)	2013	2012	Dollars
Subscription and support	$513,267	$361,446	$151,821
Professional services and other	181,631	138,771	42,860

Total cost of revenues	$694,898	$500,217	$194,681

Percent of total revenues	24%	23%

Cost of revenues was $694.9 million, or 24 percent of total revenues, for the nine months ended October 31, 2013, compared to $500.2 million, or 23 percent of total revenues, during the same period a year ago, an increase of $194.7 million. The increase in absolute dollars was primarily due to an increase of $69.8 million in employee-related costs, an increase of $33.4 million in service delivery costs, primarily due to our efforts in increasing data center capacity, an increase of $51.0 million in depreciation and amortization expenses, $19.3 million of which related to the amortization of acquired developed technology, an increase of $15.1 million in subcontractor and professional services expense, an increase of $16.8 million in allocated overhead and an increase of $8.3 million in stock-based expenses. We have increased our professional services headcount by 60 percent since October 31, 2012 to meet the higher demand for services from our customers, of which the majority was due to the acquisition of ExactTarget. In June 2013, we entered into a large capital lease agreement for software for a period of nine years, which consists of the contractual term of six years and a renewal option of three years. A portion of the depreciation expense on this asset was allocated to cost of revenues. We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity. Additionally, the amortization of purchased intangible assets will increase as we acquire additional businesses and technologies. We also plan to add additional employees in our professional services group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues in future periods.

Research and Development.

	Nine Months Ended October 31,		Variance
(in thousands)	2013	2012	Dollars
Research and development	$450,708	$308,292	$142,416
Percent of total revenues	15%	14%

Research and development expenses were $450.7 million, or 15 percent of total revenues, for the nine months ended October 31, 2013, compared to $308.3 million, or 14 percent of total revenues, during the same period a year ago, an increase of $142.4 million. The increase in absolute dollars was due to an increase of $85.1 million in employee-related costs, an increase of $24.7 million in stock-based expenses an increase of $10.9 million in depreciation and amortization expenses, an increase of $12.4 million in allocated overhead and an increase in test data lab costs. We increased our research and development headcount by 35 percent since October 31, 2012 in order to improve and extend our service offerings and develop new technologies. A majority of the increase in headcount was due to the acquisition of ExactTarget. In June 2013, we entered into a large capital lease agreement for software for a period of nine years, which consists of the contractual term of six years and a renewal option of three years. A portion of the depreciation expense on this asset was allocated to research and development. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to invest in additional employees and technology to support the development of new, and improve existing, technologies and the integration of acquired technologies.

Marketing and Sales.

	Nine Months Ended October 31,		Variance
(in thousands)	2013	2012	Dollars
Marketing and sales	$1,528,340	$1,178,456	$349,884
Percent of total revenues	52%	53%

Marketing and sales expenses were $1.5 billion, or 52 percent of total revenues, for the nine months ended October 31, 2013, compared to $1.2 billion, or 53 percent of total revenues, during the same period a year ago, an increase of $349.9 million. The increase in absolute dollars was primarily due to an increase of $225.3 million in employee-related costs, an increase of $47.2 million in stock-based expenses, an increase of $27.8 million in advertising, marketing and event costs and an increase of $36.1 million in allocated overhead. Our marketing and sales headcount increased by 34 percent since October 31, 2012, of which a majority of the increase in headcount was due to the acquisition of ExactTarget, with the remainder attributable to the hiring of additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative.

	Nine Months Ended October 31,		Variance
(in thousands)	2013	2012	Dollars
General and administrative	$434,143	$318,452	$115,691
Percent of total revenues	15%	14%

General and administrative expenses were $434.1 million, or 15 percent of total revenues, for the nine months ended October 31, 2013, compared to $318.5 million, or 14 percent of total revenues, during the same period a year ago, an increase of $115.7 million. The increase was primarily due to an increase of $47.1 million in employee-related costs, an increase of $14.8 million in stock-based expenses, an increase of $36.7 million in professional and outside services, which included transaction fees associated with the ExactTarget acquisition, and an increase in depreciation and amortization expense. Our general and administrative headcount increased by 30 percent since October 31, 2012 as we added personnel to support our growth. A majority of the increase in headcount was due to the acquisition of ExactTarget.

Loss from operations.

	Nine Months Ended October 31,		Variance
(in thousands)	2013	2012	Dollars
Loss from operations	$(182,328)	$(89,903)	$(92,425)
Percent of total revenues	(6)%	(4)%

Loss from operations for the nine months ended October 31, 2013, was $182.3 million and included $366.7 million of stock-based expenses and $99.8 million of amortization of purchased intangibles. During the same period a year ago, operating loss was $89.9 million and included $271.8 million of stock-based expenses and $67.2 million of amortization of purchased intangibles.

Investment income.

	Nine Months Ended October 31,		Variance
(in thousands)	2013	2012	Dollars
Investment income	$8,851	$15,521	$(6,670)
Percent of total revenues	0%	1%

Investment income consists of income on cash and marketable securities balances. Investment income was $8.9 million for the nine months ended October 31, 2013, and was $15.5 million during the same period a year ago. The decrease was primarily due to the decrease in marketable securities balances.

Interest expense.

	Nine Months Ended October 31,		Variance
(in thousands)	2013	2012	Dollars
Interest expense	$(54,468)	$(22,593)	$(31,875)
Percent of total revenues	(2)%	(1)%

Interest expense consists of interest on our convertible senior notes, term loan and capital leases. Interest expense, net of interest costs capitalized, was $54.5 million for the nine months ended October 31, 2013 and was $22.6 million during the same period a year ago. The increase was primarily due to interest expense associated with the March 2013 issuance of $1.15 billion of 0.25% convertible senior notes, the $300.0 million term loan that was entered into in connection with the acquisition of ExactTarget and the large capital lease agreement which we entered into in June 2013.

Benefit from (provision for) Income Taxes.

	Nine Months Ended October 31,		Variance
(in thousands)	2013	2012	Dollars
Benefit from (provision for) income taxes	$119,236	$(147,850)	$267,086
Effective tax rate	51%	(145)%

We reported a tax benefit of $119.2 million with a pretax loss of $234.8 million, which resulted in an effective tax rate of 51 percent for the nine months ended October 31, 2013. Our effective tax rate substantially differed from the federal statutory tax rate of 35 percent primarily due to a partial release of the tax valuation allowance related to the acquisition of ExactTarget in the second quarter. Due to the ExactTarget acquisition, a deferred tax liability was established for the book-tax basis difference related to purchased intangibles. The net deferred tax liability from acquisitions provided an additional source of income to support the realizability of our pre-existing deferred tax assets and as a result, we released a portion of the valuation allowance and recorded a tax benefit of $135.5 million for the nine months ended October 31, 2013.

We recorded a tax provision of $147.9 million on a pretax loss of $101.8 million, which resulted in a negative effective tax rate of 145 percent for the nine months ended October 31, 2012. Our effective tax rate substantially differed from the federal statutory tax rate of 35 percent primarily due to a one-time, non-cash charge to record a valuation allowance during the three months ended October 31, 2012 for a significant portion of our deferred tax assets.

Liquidity and Capital Resources

At October 31, 2013, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1,085 million and accounts receivable of $604.0 million.

Net cash provided by operating activities was $604.2 million during the nine months ended October 31, 2013 and $455.3 million during the same period a year ago. Cash provided by operating activities has historically been affected by: the amount of net loss adjusted for non-cash expense items such as depreciation and amortization, amortization of purchased intangibles from business combinations, amortization of debt discount, and the expense associated with stock-based awards; the reclassification of excess tax benefits from employee stock plans to cash flows from financing activities; the timing of employee related costs including commissions and bonus payments; the timing of collections from our customers, which is our largest source of operating cash flows; and changes in working capital accounts.

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

We generally invoice our customers for our subscription and services contracts in advance in annual or quarterly installments. We typically issue renewal invoices in advance of the renewal service period, and depending on timing, the initial invoice for the subscription and services contract and the subsequent renewal invoice may occur in different quarters. Such invoice amounts are initially reflected in accounts receivable and deferred revenue, which is reflected on the balance sheet. The operating cash flow benefit of increased billing activity generally occurs in the subsequent quarter when we collect from our customers.

Net cash provided by operating activities during the nine months ended October 31, 2013 increased $148.9 million over the same period a year ago primarily due to higher net income after adjusting for depreciation and amortization and stock-based compensation. During the nine months ended October 31, 2013, $2.2 million of excess tax benefits from employee stock plans was reclassified to cash flows from financing activities, as compared to $28.9 million during the same period a year ago. Net cash provided by operating activities was also impacted by approximately $30.0 million of payments made for the transaction fees incurred by ExactTarget and us related to the acquisition.

Net cash used in investing activities was $2.2 billion during the nine months ended October 31, 2013 and $760.6 million during the same period a year ago. The net cash used in investing activities during the nine months ended October 31, 2013 primarily related to the acquisition of EdgeSpring, Inc. (“EdgeSpring”) in June 2013, the acquisition of ExactTarget, Inc. (“ExactTarget”) in July 2013, capital expenditures, including new office build-outs and a new intellectual property licensing agreement, investment of cash balances and strategic investments offset by proceeds from sales and maturities of marketable securities.

Net cash provided by financing activities was $1.5 billion during the nine months ended October 31, 2013 and $210.1 million during the same period a year ago. Net cash provided by financing activities during the nine months ended October 31, 2013 consisted primarily of $1.1 billion of proceeds from the issuance of convertible senior notes, $84.8 million from proceeds from the issuance of warrants, $298.5 million of proceeds from the term loan, net of loan fees, and $217.4 million from proceeds from equity plans offset by $153.8 million for the purchase of hedges on the convertible note and $33.0 million of principal payments on capital leases.

In July 2013, we entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A. and certain other lenders, which provides for a $300.0 million term loan (the “Term Loan”) that matures on July 11, 2016. The Term Loan bears interest at our option under either a LIBOR-based formula or a base rate formula, each as set forth in the Credit Agreement.

The Credit Agreement contains certain customary affirmative and negative covenants, including a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, a limit on our ability to incur additional indebtedness, issue preferred stock or pay dividends, and certain other restrictions on our activities as defined in the Credit Agreement. We were in compliance with the Credit Agreement’s covenants as of October 31, 2013.

The weighted average interest rate on the Term Loan was 2.0% for the three months ended October 31, 2013. As of October 31, 2013, the amount outstanding under the Term Loan was $292.5 million. Accrued interest on the Term Loan was $0.5 million as of October 31, 2013. The first payment for the Term Loan of $7.5 million was due and paid on September 30, 2013 and subsequent payments of $7.5 million are due at the end of each three month period thereafter.

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

For the 20 trading days during the 30 consecutive trading days ended July 31, 2013, our common stock traded at a price exceeding 130% of the conversion price of $21.34 per share applicable to the 0.75% Senior Notes. Accordingly, the 0.75% Senior Notes were convertible at the holders’ option for the quarter ending October 31, 2013. The 0.75% Senior Notes are classified as a current liability on our condensed consolidated balance sheet as of October 31, 2013. For the 20 trading days during the 30 consecutive trading days ended October 31, 2013, our common stock traded at a price exceeding 130% of the conversion price of $21.34 per share applicable to the 0.75% Senior Notes. Accordingly, the 0.75% Senior Notes will be convertible at the holders’ option for the quarter ending January 31, 2014, and will remain classified as a current liability on our condensed consolidated balance sheet.

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

The 0.25% Senior Notes will be convertible if during any 20 trading days during the 30 consecutive trading days of any fiscal quarter commencing after April 30, 2013, our common stock trades at a price exceeding 130% of the conversion price of $66.44 per share applicable to the 0.25% Senior Notes. The 0.25% Senior Notes have not yet been convertible at the holders’ option. The 0.25% Senior Notes are classified as a noncurrent liability on our condensed consolidated balance sheet as of October 31, 2013. For 20 trading days during the 30 consecutive trading days ended October 31, 2013, our common stock did not trade at a price exceeding 130% of the conversion price of $66.44 per share applicable to the 0.25% Senior Notes. Accordingly, the 0.25% Senior Notes will not be convertible at the holders’ option for the quarter ending January 31, 2014, and will remain classified as a noncurrent liability on our condensed consolidated balance sheet.

Our cash, cash equivalents and marketable securities are comprised primarily of corporate notes and other obligations, U.S. treasury securities, U.S. agency obligations, government obligations, collateralized mortgage obligations, mortgage backed securities, time deposits, money market mutual funds and municipal securities.

As of October 31, 2013, we have a total of $57.4 million in letters of credit outstanding in favor of certain landlords for office space. To date, no amounts have been drawn against the letters of credit, which renew annually and expire at various dates through December 2030.

We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.

Our principal commitments consist of obligations under leases for office space and co-location facilities for data center capacity and our development and test data center, and computer equipment and software and furniture and fixtures. At October 31, 2013, the future non-cancelable minimum payments under these commitments were as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Period:
Remaining three months of fiscal 2014	$13,901	$41,298
Fiscal 2015	73,382	176,180
Fiscal 2016	70,064	170,110
Fiscal 2017	71,765	157,328
Fiscal 2018	83,340	145,548
Thereafter	299,643	999,886

Total minimum lease payments	612,095	$1,690,350

Less: amount representing interest	(93,475)

Present value of capital lease obligations	$518,620

The majority of our operating lease agreements provide us with the option to renew. Our future operating lease obligations would change if we exercised these options and if we entered into additional operating lease agreements as we expand our operations.

During the remaining three months of fiscal 2014 and in future fiscal years, we expect to make additional investments in our infrastructure to scale our operations and increase productivity. We plan to upgrade and/or replace various internal systems to scale with the overall growth of the Company. Additionally, we expect capital expenditures to be higher in absolute dollars and remain consistent as a percentage of total revenues in future periods as a result of continued office build-outs, other leasehold improvements and data center investments.

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

Our reconciliation of the non-GAAP financial measures of gross profit, operating profit, net income and earnings per share to the most comparable GAAP measure, “gross profit,” “loss from operations,” “net loss” and “Net loss per share” for the three and nine months ended October 31, 2013 and 2012 are as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Non-GAAP gross profit
GAAP gross profit	$807,847	$602,150	$2,230,863	$1,715,297
Plus:
Amortization of purchased intangibles	33,844	23,247	77,699	58,363
Stock-based expenses	12,119	9,336	32,778	24,453

Non-GAAP gross profit	$853,810	$634,733	$2,341,340	$1,798,113

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Non-GAAP operating profit
GAAP loss from operations	$(97,931)	$(54,188)	$(182,328)	$(89,903)
Plus:
Amortization of purchased intangibles	49,055	26,242	99,846	67,192
Stock-based expenses	141,536	105,112	366,741	271,795

Non-GAAP operating profit	$92,660	$77,166	$284,259	$249,084

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Non-GAAP net income
GAAP net loss	$(124,434)	$(220,297)	$(115,552)	$(249,601)
Plus:
Amortization of purchased intangibles	49,055	26,242	99,846	67,192
Stock-based expenses	141,536	105,112	366,741	271,795
Amortization of debt discount, net	12,547	6,358	34,139	17,448
Less:
Income tax effects and adjustments of Non-GAAP items	(21,096)	132,226	(210,307)	57,977

Non-GAAP net income	$57,608	$49,641	$174,867	$164,811

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Non-GAAP diluted earnings per share (a)
GAAP diluted loss per share	$(0.21)	$(0.39)	$(0.19)	$(0.45)
Plus:
Amortization of purchased intangibles	0.08	0.04	0.16	0.11
Stock-based expenses	0.22	0.18	0.58	0.46
Amortization of debt discount, net	0.02	0.01	0.05	0.03
Less:
Income tax effects and adjustments of Non-GAAP items	(0.02)	0.24	(0.32)	0.13

Non-GAAP diluted earnings per share	$0.09	$0.08	$0.28	$0.28

Shares used in computing diluted net income per share	640,067	600,104	629,923	590,416

(a)	Prior period results have been adjusted to reflect the four-for-one stock split of our common stock through a stock dividend which occurred in April 2013.

The effects of dilutive securities were not included in the GAAP calculation of diluted earnings/loss per share for the three and nine months ended October 31, 2013 and 2012 because we had a net loss for those periods and the effect would have been anti-dilutive. The following table reflects the effect of the dilutive securities on the basic share count used in the GAAP earnings/loss per share calculation to derive the share count used for the non-GAAP diluted earnings per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
Supplemental Diluted Sharecount Information (in thousands):	2013	2012	2013	2012
Weighted-average shares outstanding for GAAP basic earnings per share	600,467	568,812	594,346	559,836
Effect of dilutive securities:
Convertible senior notes	15,288	11,412	13,943	10,908
Warrants associated with the convertible senior note hedges	10,631	5,200	8,746	4,496
Employee stock awards	13,681	14,680	12,888	15,176

Adjusted weighted-average shares outstanding and assumed conversions for Non-GAAP diluted earnings per share	640,067	600,104	629,923	590,416

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Sensitivity

We had cash, cash equivalents and marketable securities totaling $1.1 billion at October 31, 2013. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least triple BBB or better. The cash, cash equivalents and short-term marketable securities are held for general corporate purposes including possible acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

An immediate increase or decrease in interest rates of 100-basis points at October 31, 2013 could result in a $7.5 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

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

The 0.75% Senior Notes and the 0.25% Senior Notes have fixed annual interest rates of 0.75% and 0.25%, respectively and therefore, we do not have economic interest rate exposure on the Notes. However, the value of the Notes are exposed to interest rate risk. Generally, the fair values of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of our Notes is affected by our stock price. The carrying value of our 0.75% Senior Notes was $541.1 million and the carrying value of our 0.25% Senior Notes was $1.0 billion as of October 31, 2013, which represents the liability components of the $575.0 million principal balance and $1.15 billion principal balance, respectively. The total estimated fair values of our 0.75% Senior Notes and 0.25% Senior Notes at October 31, 2013 were $1.4 billion and $1.3 billion, respectively. The fair value was determined based on the closing trading price per $100 of the 0.75% Senior Notes and 0.25% Senior Notes as of the last day of trading for the third quarter of fiscal 2014, which was $250.18 and $109.24, respectively.

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

By entering into the Term Loan, we have assumed risks associated with variable interest rates based upon a variable base rate or LIBOR. The weighted average interest rate on the Term Loan was 2.0% for the three months ended October 31, 2013. Changes in the overall level of interest rates affect the interest expense that we recognize in our statements of operations.

We have an investment portfolio that includes strategic investments in public and privately-held companies, many of which are in the development stage. When our ownership interests are less than 20 percent and we do not have the ability to exert significant influence, we account for investments in non-marketable equity and debt securities of the privately-held companies using the cost method of accounting. Otherwise, we account for the investments using the equity method of accounting. As of October 31, 2013 and January 31, 2013 the fair value of our investments in privately-held companies was $60.7 million and $46.8 million, respectively.

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

We evaluate all claims and lawsuits with respect to their potential merits, our potential defenses and counterclaims, settlement or litigation potential and the expected effect on us. Our technologies may be subject to injunction if they are found to infringe the rights of a third party. In addition, many of our subscription agreements require us to indemnify our customers for third-party intellectual property infringement claims, which could increase the cost to us of an adverse ruling on such a claim.

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

We currently serve our customers from third-party data center hosting facilities located in the United States and other countries. Any damage to, or failure of, our systems generally could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our attrition rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

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

We generally recognize revenue from customers ratably over the terms of their subscription agreements, which are typically 12 to 36 months. As a result, most of the revenue we report in each quarter is the result of subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our service, and potential changes in our attrition rate may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

Our efforts to expand our service beyond the CRM market and to develop our existing service in order to keep pace with technological developments may not succeed and may reduce our revenue growth rate and/or harm our business.

We derive substantially all of our revenue from subscriptions to our CRM enterprise cloud computing application service, and we expect this will continue for the foreseeable future. The markets for our ExactTarget Marketing Cloud and Salesforce Platform remain relatively new and it is uncertain whether our efforts will ever result in significant revenue for us. Further, the introduction of new services beyond the CRM market may not be successful, and early stage interest and adoption of such new services may not result in long term success or significant revenue for us. Our efforts to expand our service beyond the CRM market may not succeed and may reduce our revenue growth rate.

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

Due to the pace of change and innovation in enterprise cloud computing services and the unpredictability of future general economic and financial market conditions, we may not be able to accurately forecast our rate of growth. We plan our expense levels and investment on estimates of future revenue and future anticipated rate of growth. We may not be able to adjust our spending appropriately if the addition of new subscriptions or the renewals of existing subscriptions falls short of our expectations. A portion of our expenses may also be a fixed cost in nature for some minimum amount of time, such as with a data center contract or office lease, so it may not be possible to reduce costs in a timely manner or without the payment of fees to exit certain obligations early.

As a result, we expect that our revenues, operating results and cash flows may fluctuate significantly on a quarterly basis. Our recent revenue growth rates may not be sustainable and may decline in the future. We believe that period-to-period comparisons of our revenues, operating results and cash flows may not be meaningful and should not be relied upon as an indication of future performance.

We cannot accurately predict subscription renewals or upgrade rates and the impact these rates may have on our future revenue and operating results.

Our customers have no obligation to renew their subscriptions for our service after the expiration of their initial subscription period, which is typically 12 to 36 months, and in fact, some customers have elected not to renew. In addition, our customers may renew for fewer subscriptions, renew for shorter contract lengths, or renew for lower cost editions of our service. We cannot accurately predict attrition rates given our varied customer base of enterprise and small and medium size business customers and the number of multi-year subscription contracts. Our attrition rates may increase or fluctuate as a result of a number of factors, including customer dissatisfaction with our service, customers’ spending levels, decreases in the number of users at our customers, pricing changes and deteriorating general economic conditions. If our customers do not renew their subscriptions for our service or reduce the number of paying subscriptions at the time of renewal, our revenue will decline and our business will suffer.

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

Additionally, some of the important factors that may cause our revenues, operating results and cash flows to fluctuate from quarter to quarter include:

•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ requirements;

•	the attrition rates for our service;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

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

•	the potential negative impact of indirect tax exposure;

•	our ability to realize benefits from strategic partnerships;

•	expenses related to significant, unusual or discrete events which are recorded in the period in which the events occur;

•

general economic conditions that may adversely affect either our customers’ ability or willingness to purchase additional subscriptions or upgrade their service, or delay a prospective customers’ purchasing decision, or reduce the value of new subscription contracts, or affect attrition rates;

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

In addition, if we finance acquisitions by issuing equity or convertible or other debt securities, our existing stockholders may be diluted, or we could face constraints related to the terms of and repayment obligation related to the incurrence of indebtedness which could affect the market price of our common stock. Further, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects may be seriously harmed and the value of your investment may decline.

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

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have received in the past and may receive in the future communications from third parties, including practicing entities and non-practicing entities, claiming that we have infringed their intellectual property rights. For example, we received a notice from a large non-practicing entity alleging that we infringed upon certain of its patents. While no litigation was ever filed, in May 2013 we entered into a multi-year license agreement with the non-practicing entity that covered past period and future non-exclusive rights to its intellectual property.

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

Any adverse determination related to intellectual property claims or other litigation could prevent us from offering our service to others, could be material to our financial condition or cash flows, or both, or could otherwise adversely affect our operating results. In addition, depending on the nature and timing of any such dispute, an unfavorable resolution of a legal matter could materially affect our future results of operations or cash flows or both.

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

Our overall performance depends in part on worldwide economic conditions. The United States and other key international economies have experienced in the past a downturn in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. The European Union continues to face great economic uncertainty which could impact the overall world economy or various other regional economies. These conditions affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our enterprise cloud computing services, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which could adversely affect our operating results.

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

The conversion rate of the notes is subject to adjustment upon the occurrence of certain specified events, including, but not limited to, the issuance of stock dividends on our common stock, the issuance of certain rights or warrants, subdivisions, combinations, certain distributions of capital stock, indebtedness, or assets, the payment of cash dividends on our common stock and certain issuer tender or exchange offers. However, the conversion rate will not be adjusted for other events, such as a third-party tender offers, exchange offers or the issuance of common stock for cash, that may adversely affect the market price of our common stock and consequently reduce the trading price of the notes. In addition, an event that adversely affects the trading price of the notes may occur, and that event may not result in an adjustment to such conversion rate.

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

Not applicable.

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

salesforce.com, inc.

November 25, 2013	/s/ GRAHAM SMITH
Graham Smith
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)