Form 10-K
period 2014-01-31
SALESFORCE COM INC
filed 2014-03-05
CIK 1108524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing price of the Registrant’s Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was July 31, 2013, the aggregate market value of its shares (based on a closing price of $43.75 per share) held by non-affiliates was approximately $15.5 billion. Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that owned 5 percent or more of the Registrant’s outstanding Common Stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2014, there were approximately 610.1 million shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2014 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended January 31, 2014, are incorporated by reference in Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

PART I

ITEM 1. BUSINESS

Overview

We are a leading provider of enterprise cloud computing solutions, with a strong focus on customer relationship management, or CRM, service offerings to our customers. Our company was founded on the concept of delivering CRM applications via the Internet, or “cloud.” We introduced our first CRM solution in February 2000 and we have expanded our offerings with new editions, solutions and enhanced features, through internal development and acquisitions.

Our mission is to help our customers transform themselves into “customer companies” by empowering them to connect with their customers in entirely new ways. With our four core service offerings, involving sales force automation, customer service and support automation, marketing automation, and the platform, we provide a next generation customer platform.

Our service offerings are intuitive and easy-to-use, can be deployed rapidly, customized easily and integrated with other platforms and enterprise applications, or apps. We deliver our solutions as a service via all the major Internet browsers and on leading major mobile device operating systems.

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

In July 2013, we acquired ExactTarget, Inc. (“ExactTarget”), a leading global provider of cross-channel, digital marketing solutions that empower organizations of all sizes to communicate with their customers through the digital channels they use most. With the acquisition of ExactTarget, we have created a world-class marketing platform that enables companies to deliver personalized marketing campaigns across the digital channels of email, social, mobile and the web.

We were incorporated in Delaware in February 1999. Our principal executive offices are located in San Francisco, California and our principal website address is www.salesforce.com. Our office address is The Landmark @ One Market, Suite 300, San Francisco, California 94105.

The Cloud, Social and Mobile Revolution

We believe that the convergence of cloud, social and mobile technologies has created billions of new connections between people and devices and is fundamentally transforming how companies sell, service, market and innovate.

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

The broad shift to social networking has transformed the way people collaborate and is accelerating the adoption of technologies that connect people and products through “feeds” and status updates. There is a significant transition underway from desktops to smartphones and tablets, making it possible for people to get business done right from their mobile devices. And increasingly, customers want to be connected to the products they use.

Customers today are connected, empowered and demand a higher level of service and experience. We believe salesforce.com is at the forefront of connecting employees, partners, products and devices in order to help companies connect with their customers in new ways through this next generation of apps, devices and products.

Our Cloud Solutions

We provide enterprise cloud computing solutions. We offer social and mobile cloud apps and platform services, as well as professional services to facilitate the adoption of our solutions. We provide solutions in each of our four core markets: sales, customer service, marketing and cloud platforms.

Our primary service offerings are as follows:

Sales Cloud. The Sales Cloud, which we also refer to as the Salesforce1 Sales Cloud, is a popular solution for sales force automation and it enables companies to grow their sales pipelines, close more deals, improve sales productivity and gain valuable business insights. Our customers use the Sales Cloud to access accurate customer and prospect information, track leads and progress, forecast opportunities and collaborate around closing a sale on any device. The Sales Cloud also encompasses partner relationship management functionality (including channel management and partner communities) and real-time customer and contact information.

Service Cloud. The Service Cloud, which we also refer to as the Salesforce1 Service Cloud, is a platform for customer service and it enables companies to connect with their customers and effectively address their service and support needs. Our customers use the Service Cloud to connect their customer service agents with customers on a multitude of devices and across every channel—phone, email, chat, self-service web portals, social networks, online communities and directly within their own products and apps.

Marketing Cloud. The Marketing Cloud, which we also refer to as the Salesforce1 ExactTarget Marketing Cloud, is a customer platform for one-to-one marketing and it enables companies to bring in data from any source and deliver personalized interactions (digital marketing) to any customer across any channel—email, mobile, social, web, or within their product. By combining our July 2013 acquisition of ExactTarget with our existing marketing automation solutions, we have created a world-class marketing platform that allows marketers to manage their digital marketing, including email, mobile, social, web, marketing automation and data analytics, from a single platform. With the Salesforce1 ExactTarget Marketing Cloud, customer data can be routed into the Sales Cloud and Service Cloud in the form of leads, contacts and customer service cases to give companies a complete view of their customers.

Salesforce1 Platform. The Salesforce1 Platform is a cloud platform for developing customer apps. Salesforce1 Platform is delivered as a service, enabling anyone to build business apps without the burden of managing hardware and software. Our customers use the Salesforce1 Platform to connect all of their apps, devices and customer data and make them available on any device. Salesforce1 Platform makes any app social and mobile by providing built-in social networking features, such as profiles, status updates and feeds, as well an interface that is optimized for viewing on mobile devices. With Salesforce1 Platform, developers, independent software vendors (“ISVs”), admins, employees and customers are able to access all their salesforce apps on any mobile device. Salesforce1 Platform gives customers the ability to create multiple copies of their organization in separate environments for a variety of purposes, such as testing and training.

Professional Services

We offer consulting, deployment, training, implementation, integration and campaign services to our customers to facilitate the adoption of our social and mobile cloud solutions. Our professional service engagements can be billed on a time and materials basis or through annual contracts. We offer a number of traditional classroom and online educational classes that address topics such as deploying, using, administering and developing on our service. We also offer classes for our partners who deploy our service on behalf of our customers. We bill the traditional classroom and some of the online educational classes on a per person, per class basis. There is a selection of online educational classes available at no charge to customers that subscribe to our service.

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

Ease of integration and configuration. IT professionals are able to integrate and configure our solutions with existing applications quickly and seamlessly. We provide a set of application programming interfaces (“APIs”) that enable customers and independent software developers to both integrate our solution with existing third-party, custom, and legacy apps and write their own application services that integrate with our solutions. For example, many of our customers use our Salesforce1 API to move customer-related data from custom-developed and packaged applications into our service on a periodic basis to provide greater visibility into their activities.

High levels of user adoption. We have designed our solutions to be intuitive and easy to use. Our solutions contain many tools and features recognizable to users of popular consumer web services, so users are more familiar with our user interface than typical enterprise applications. As a result, our users can often use and gain benefit from our solutions with minimal training.

Rapid development of apps using the Salesforce1 Platform. Our customers and third-party developers can develop apps rapidly because of the ease of use and the benefits of a multi-tenant platform. We provide the capability for business users to easily customize our applications to suit their specific needs, and also a variety of programming language support so developers can code complex apps spanning multiple business processes and deliver them to multiple mobile devices.

Increased innovation. By providing infrastructure and development environments on demand, we provide developers the opportunity to create new and innovative apps without having to invest in hardware and distribution. A developer with an idea for a new app can log onto our platforms, develop, test and support their system on the Salesforce1 Platform and make the app accessible for a subscription fee to his or her customers.

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

Key elements of our strategy include:

Strengthening our solutions. We designed our solutions to easily accommodate new features and functionality. We intend to continue to extend our core solutions with new features and functions and increased security. We also offer advanced editions for an additional subscription fee to customers that require enhanced CRM capabilities. We offer a range of editions to meet our customers CRM requirements. Through our own development, acquisitions and partnerships, we have strengthened and extended our service offerings. We expect to continue to make such investments in the future.

Extending distribution into new and high-growth categories. As part of our growth strategy, we are delivering innovative solutions in new and high-growth categories, including marketing and cloud platforms. We are expanding our footprint in these areas to offer new social and mobile cloud innovations to our customers.

Expanding relationships with existing customers. We see a significant opportunity to deepen our relationships with our existing customers. As our customers realize the benefits of our service, we aim to upgrade the customer to higher priced editions, extend the duration of the customer’s contract and sell more subscriptions by targeting additional functional areas and business units within the customer organization, and ultimately pursue enterprise-wide deployments.

Pursuing new customers. We believe that our offerings provide significant value for businesses of any size. As a result, we will continue to aggressively target businesses of all sizes in top industries, primarily through our direct sales force. We have steadily increased and plan to continue to increase the number of direct sales professionals we employ, and we intend to develop additional distribution channels for our service.

Reducing attrition. Our goal is to have all of our customers renew their subscriptions at the end of their contractual terms. We run customer success and other related programs in an effort to secure renewals of existing customers.

Building our business in top markets globally. We also believe that there is a substantial market opportunity for our service globally. We plan to continue to aggressively market to customers worldwide in our top global markets by recruiting local sales and support professionals and by building partnerships that help us add customers in the largest enterprise software markets around the world. Additionally, we plan to increase data center capacity by opening additional data centers in our top global markets.

Encouraging the development of third-party apps on our cloud computing platforms. The Salesforce1 Platform enables existing customers, ISVs and third-party developers to create and deliver cloud apps they have built on our multi-tenant platform. It is a platform on which apps can be created, tested, published, and run. In addition, these apps can be marketed and sold on the AppExchange, our online marketplace for business apps, or sold directly by software vendors. We believe our ecosystem of developers and software vendors will address the business requirements of both current and potential customers.

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

Our service treats all customers as separate tenants in central applications, databases and other resources. As a result, we are able to spread the cost of delivering our service across our user base. In addition, because we do not have to manage thousands of distinct applications with their own business logic and database schemas, we believe that we can scale our business faster than traditional software vendors. Moreover, we can focus our resources on building new functionality to deliver to our customer base as a whole rather than on maintaining an infrastructure to support each of their distinct applications.

Because of our multi-tenant architecture, we are able to provide all of our customers with a solution based on a single version of our apps.

Our research and development efforts are focused on improving and enhancing the features, functionality and security of our existing service offerings as well as developing new features, functionality and services. In addition, from time to time we supplement our internal research and development activities with outside development resources and acquired technology.

Our customers access our service over the Internet via all of the major Internet browsers and on most major mobile device operating systems.

We provide our services to our customers from third-party data center hosting facilities located in the United States and other countries.

Customers

We sell to businesses of all sizes. The number of paying subscriptions at each of our customers ranges from one to hundreds of thousands. None of our customers accounted for more than five percent of our revenues in fiscal 2014, 2013, or 2012.

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

Intellectual Property

We rely on a combination of trademark, copyright, trade secret and patent laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brands and maintain programs to protect and grow our rights. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, services, documentation and other proprietary information.

Employees

As of January 31, 2014, we had more than 13,300 employees. None of our employees in the United States is represented by a labor union, however, for certain foreign subsidiaries, workers’ councils represent our employees.

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

As part of our business strategy, we periodically make investments in, or acquisitions of, complementary businesses, joint ventures, services and technologies and intellectual property rights, and we expect that we will continue to make such investments and acquisitions in the future. In July 2013, we acquired ExactTarget, our largest acquisition in the company’s history. Acquisitions and investments involve numerous risks, including:

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

In addition, if we finance acquisitions by issuing equity or convertible or other debt securities or loans, our existing stockholders may be diluted, or we could face constraints related to the terms of and repayment obligation related to the incurrence of indebtedness which could affect the market price of our common stock. Further, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects may be seriously harmed and the value of your investment may decline.

Privacy concerns and laws, evolving regulation of cloud computing, cross-border data transfer restrictions and other domestic or foreign regulations may limit the use and adoption of our solutions and adversely affect our business.

Regulation related to the provision of services on the Internet is increasing, as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information. In some cases foreign data privacy laws and regulations, such as the European Union’s Data Protection Directive, and the country-specific regulations that implement that directive, also govern the processing of personal information. Further, laws are increasingly aimed at the use of personal information for marketing purposes, such as the European Union’s e-Privacy Directive, and the country-specific regulations that implement that directive. Such laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our solutions or restrict our ability to store and process data or, in some cases, impact our ability to offer our services and solutions in certain locations.

In addition to government activity, privacy advocacy and other industry groups have established or may establish new self-regulatory standards that may place additional burdens on us. Our customers expect us to meet voluntary certification or other standards established by third parties, such as TRUSTe. If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to provide our solutions to certain customers and could harm our business.

The costs of compliance with and other burdens imposed by laws, regulations and standards may limit the use and adoption of our service and reduce overall demand for it, or lead to significant fines, penalties or liabilities for any noncompliance.

Furthermore, concerns regarding data privacy may cause our customers’ customers to resist providing the data necessary to allow our customers to use our service effectively. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our products or services, and could limit adoption of our cloud-based solutions.

Industry-specific regulation is evolving and unfavorable industry-specific laws, regulations or interpretive positions could harm our business.

Our customers and potential customers do business in a variety of industries, including financial services, the public sector, healthcare and telecommunications. Regulators in certain industries have adopted and may in the future adopt regulations or interpretive positions regarding the use of cloud computing and other outsourced services. The costs of compliance with, and other burdens imposed by, industry-specific laws, regulations and interpretive positions may limit customers’ use and adoption of our services and reduce overall demand for our services. For example, some financial services regulators have imposed guidelines for use of cloud computing services that mandate specific controls or require financial services enterprises to obtain regulatory approval prior to outsourcing certain functions. If we are unable to comply with these guidelines or controls, or if our customers are unable to obtain regulatory approval to use our service where required, our business may be harmed. In addition, an inability to satisfy the standards of certain voluntary third-party certification bodies that our customers may expect, such as an attestation of compliance with the Payment Card Industry (PCI) Data Security Standards, may have an adverse impact on our business. If in the future we are unable to achieve or maintain these industry-specific certifications or other requirements or standards relevant to our customers, it may harm our business.

In some cases, industry-specific laws, regulations or interpretive positions may also apply directly to us as a service provider. Any failure or perceived failure by us to comply with such requirements could have an adverse impact on our business.

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

•

changes in the effective tax rates due to changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, changes in federal, state or international tax laws including fundamental changes to tax laws applicable to corporate multinationals that may be considered by the United States and many countries in the European Union, changes in accounting principles, changes in judgment from the evaluation of new information that results in a recognition, derecognition or change in measurement of a tax position taken in a prior period, results of tax examinations by the Internal Revenue Service, state and foreign taxing authorities, as well as changes in excess tax benefits related to exercises and vesting of stock-based compensation;

•

changes to non-income taxes due to changes in federal, state or international tax laws; changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions; results of tax examinations, settlements or judicial decisions; changes in accounting principles; changes to the business operations, including acquisitions, as well as the evaluation of new information that results in a change to a tax position taken in a prior period;

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

We derive substantially all of our revenue from subscriptions to our CRM enterprise cloud computing application service, and we expect this will continue for the foreseeable future. The markets for our Salesforce1 ExactTarget Marketing Cloud and Salesforce1 Platform remain relatively new and it is uncertain whether our efforts will ever result in significant revenue for us. Further, the introduction of new services beyond the CRM market may not be successful, and early stage interest and adoption of such new services may not result in long term success or significant revenue for us. Our efforts to expand our service beyond the CRM market may not succeed and may reduce our revenue growth rate.

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

Our customers have no obligation to renew their subscriptions for our service after the expiration of their initial subscription period, which is typically 12 to 36 months, and in the normal course of business, some customers have elected not to renew. In addition, our customers may renew for fewer subscriptions, renew for shorter contract lengths, or renew for lower cost editions of our service. We cannot accurately predict attrition rates given our varied customer base of enterprise and small and medium size business customers and the number of multi-year subscription contracts. Our attrition rates may increase or fluctuate as a result of a number of factors, including customer dissatisfaction with our service, customers’ spending levels, decreases in the number of users at our customers, pricing changes and deteriorating general economic conditions. If our customers do not renew their subscriptions for our service or reduce the number of paying subscriptions at the time of renewal, our revenue will decline and our business will suffer.

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

We continue to experience significant growth in our customer base, which has placed a strain on our management, administrative, operational and financial infrastructure. We anticipate that additional investments in our infrastructure, research and development, and real estate spending will be required to scale our operations and increase productivity, to address the needs of our customers, to further develop and enhance our service, to expand into new geographic areas, and to scale with our overall growth.

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

•

compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy, anti-corruption, import/export, antitrust, data protection and industry-specific laws and regulations, including rules related to compliance by our third-party resellers;

•

pressure on the creditworthiness of sovereign nations, particularly in Europe, where we have customers and a balance of our cash, cash equivalents, and marketable securities. Liquidity issues or political actions by sovereign nations could result in decreased values of these balances;

•	regional data privacy laws and other regulatory requirements that apply to outsourced service providers and to the transmission of our customers’ data across international borders;

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

If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology, and our business may be harmed. In addition, defending our intellectual property rights may entail significant expense. Any of our patents, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. While we have some U.S. patents and many U.S. and international patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications. In addition, our existing patents and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our service is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate and we also face proposals to change the scope of protection for some intellectual property rights in the U.S. Also, our involvement in standard setting activity or the need to obtain licenses from others may require us to license our intellectual property. Accordingly, despite our efforts, we may be unable to prevent third parties from using our intellectual property.

We may be required to spend significant resources to monitor and protect our intellectual property rights and we may conclude that in at least some instances the benefits of protecting our intellectual property rights may be outweighed by the expense. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel.

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

We have a higher level of debt compared to historical periods, including our outstanding $575.0 million in aggregate principal amount of 0.75% Senior Notes due January 15, 2015, $1.15 billion in aggregate principal amount of 0.25% Senior Notes due April 1, 2018, $300.0 million term loan maturing in July 2016 with Bank of America, N.A. and certain other lenders and capital lease arrangements in excess of $500.0 million. Our maintenance of this indebtedness could have important consequences because:

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of January 31, 2014, our executive offices and principal offices for domestic marketing, sales, professional services and development consist of over 1.1 million square feet of leased space in the San Francisco Bay Area. We also lease space in various locations throughout the United States for local sales and professional services personnel. Our foreign subsidiaries lease office space for their operations including local sales and professional services personnel.

We also own approximately 14 acres of undeveloped real estate in San Francisco, California, including entitlements and improvements associated with the land. We continue to evaluate our future needs for office facilities space and its options for the undeveloped real estate, which may include selling a portion of or all the real estate holdings, or suspending pre-construction activity for several more years.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding our current executive officers (in alphabetical order):

Name	Age	Position
Marc Benioff	49	Chairman of the Board of Directors and Chief Executive Officer
Keith Block	52	President and Vice Chairman
Parker Harris	47	Co-Founder
George Hu	39	Chief Operating Officer
Maria Martinez	56	President, Sales and Customer Success
Burke Norton	47	Chief Legal Officer
Graham Smith	54	Chief Financial Officer
Frank van Veenendaal	54	Vice Chairman

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

Keith Block has served as our President and Vice Chairman since June 2013. He was also appointed as a Director by the Board of Directors in June 2013. From September 2002 to June 2012, Mr. Block served as Executive Vice President, North America of Oracle Corporation. From 1986 to 2002, Mr. Block held various other positions with Oracle Corporation. From 1984 to 1986, Mr. Block served as Senior Consultant of Booz, Allen, Hamilton to Air Force executives for the U.S. Space Command. Mr. Block serves on the Board of Trustees at the Concord Museum, the Board of Visitors at Carnegie-Mellon University Heinz Graduate School, and the President’s Advisory Council for Carnegie-Mellon University. Mr. Block received a B.S. in Information Systems and a M.S. in Management & Policy Analysis from Carnegie-Mellon University.

Parker Harris, Co-Founder, has served in senior technical positions since co-founding the company in 1999. From December 2004 to February 2013, Mr. Harris served as our Executive Vice President, Technology. From October 1996 to February 1999, Mr. Harris was a Vice President at Left Coast Software, a Java consulting firm he co-founded. Mr. Harris received a B.A. from Middlebury College.

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

Maria Martinez has served as our President, Sales and Customer Success since February 2013. Prior to that Ms. Martinez served as our Executive Vice President, Chief Growth Officer from February 2012 to February 2013 and our Executive Vice President, Customers for Life from February 2010 to February 2012. Prior to salesforce.com, Ms. Martinez was at Microsoft Corporation and served as its Corporate Vice President of Worldwide Services. In addition to Microsoft, she was president and CEO of Embrace Networks, and also held senior leadership roles at Motorola, Inc. and AT&T Inc. / Bell Laboratories. Ms. Martinez received a B.S. in Electrical Engineering from the University of Puerto Rico and an M.S. in Computer Engineering from the Ohio State University.

Burke Norton has served as our Chief Legal Officer since October 2011. From October 2006 to October 2011, Mr. Norton was Executive Vice President, General Counsel and Secretary and a member of the office of the chairman at Expedia, Inc. Previously, Mr. Norton was a partner at the law firm of Wilson Sonsini Goodrich & Rosati P.C., where he practiced corporate and securities law, representing clients in the enterprise software, telecommunications, semiconductor, life sciences, entertainment and ecommerce industries. Mr. Norton holds a J.D. from the University of California, Berkeley School of Law.

Graham Smith has served as our Chief Financial Officer since March 2008. Prior to that, Mr. Smith served as our Executive Vice President and Chief Financial Officer Designate from December 2007 to March 2008. Prior to salesforce.com, Mr. Smith was at Advent Software, Inc., a provider of portfolio management software, and served as its Chief Financial Officer from January 2003 to December 2007. In addition to Advent Software, he served as Chief Financial Officer of Vitria Technology and Nuance Communications, and also served at Oracle Corporation in various senior finance roles, lastly as Vice President of Finance for worldwide operations. Mr. Smith also serves as a member of the Board of Directors at Splunk Inc. Mr. Smith holds a B.Sc. from Bristol University in England and qualified as a member of the Institute of Chartered Accountants in England and Wales.

Frank van Veenendaal has served as our Executive Vice Chairman since June 2013. Prior to that Mr. van Veenendaal served as our Vice Chairman from February 2012 to June 2013. Prior to this position, he was our President, Worldwide Sales and Services from October 2009 to February 2012, our Chief Sales Officer and President, Worldwide Sales from September 2008 to October 2009, our President, Global Corporate Sales and North American Operations from December 2007 to September 2008 and our President, Worldwide Corporate Sales and Services from February 2007 to December 2007. Since joining us in 2001, Mr. van Veenendaal has also served in various sales management positions, including Senior Vice President, North America Sales. From 1995 to 2001, Mr. van Veenendaal was Senior Vice President of Sales of Actuate Corporation, a software company. Mr. van Veenendaal received a B.S. from Rensselaer Polytechnic Institute.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock has been quoted on the New York Stock Exchange under the symbol “CRM.”

The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported by the New York Stock Exchange.

	High	Low
Fiscal year ending January 31, 2014
First quarter (1)	$46.99	$39.75
Second quarter	$47.58	$36.09
Third quarter	$56.24	$42.11
Fourth quarter	$61.49	$50.12
Fiscal year ending January 31, 2013 – As Adjusted (1)
First quarter	$41.19	$28.91
Second quarter	$40.88	$30.72
Third quarter	$40.48	$30.05
Fourth quarter	$44.73	$34.76

(1)	On March 20, 2013, our certificate of incorporation was amended to increase the number of authorized shares of common stock from 400.0 million to 1.6 billion in order to provide for a four-for-one stock split of the common stock effected in the form of a stock dividend. The record date for the stock split was April 3, 2013, and the additional shares were distributed on April 17, 2013. Each stockholder of record on the close of business on the record date received three additional shares of common stock for each share held. All per share data presented above reflects the impact of the stock split.

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

Stockholders

As of January 31, 2014 there were 160 registered stockholders of record of our common stock, including The Depository Trust Company, which holds shares of salesforce.com common stock on behalf of an indeterminate number of beneficial owners.

Securities Authorized for Issuance under Equity Compensation Plans

The information concerning our equity compensation plans is incorporated by reference herein to the section of the Proxy Statement entitled “Equity Compensation Plan Information.”

Issued Convertible Senior Notes and Warrants

In January 2010, we issued at par value $575.0 million of 0.75% convertible senior notes (the “0.75% Senior Notes”) due January 15, 2015 and we issued 26.9 million warrants to purchase our common stock. In March 2013, we issued at par value $1.15 billion of 0.25% convertible senior notes (the “0.25% Senior Notes”) due April 1, 2018 and we issued 17.3 million warrants to purchase our common stock. See Note 5 “Convertible Senior Notes and Term Loan” in the Notes to the Consolidated Financial Statements for more information.

Stock Performance Graph

The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended.

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and the Nasdaq Computer & Data Processing Index for each of the last five fiscal years ended January 31, 2014, assuming an initial investment of $100. Data for the Standard & Poor’s 500 Index and the Nasdaq Computer & Data Processing Index assume reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	1/31/2009	1/31/2010	1/31/2011	1/31/2012	1/31/2013	1/31/2014
salesforce.com	100.00	238.95	485.41	439.10	647.07	910.23
S&P 500 Index	100.00	130.03	155.73	158.91	181.40	215.84
Nasdaq Computer & Data Processing Index	100.00	163.34	215.92	229.16	239.65	306.94

Recent Sales of Unregistered Securities

None

ITEM 6.    SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for fiscal 2014, 2013, and 2012, and the selected consolidated balance sheet data as of January 31, 2014 and 2013 are derived from, and are qualified by reference to, the audited consolidated financial statements and are included in this Form 10-K. The consolidated statement of operations data for fiscal 2011 and 2010 and the consolidated balance sheet data as of January 31, 2012, 2011 and 2010 are derived from audited consolidated financial statements which are not included in this Form 10-K.

	Fiscal Year Ended January 31,
(in thousands, except per share data)	2014	2013	2012	2011	2010
Consolidated Statement of Operations
Revenues:
Subscription and support	$3,824,542	$2,868,808	$2,126,234	$1,551,145	$1,209,472
Professional services and other	246,461	181,387	140,305	105,994	96,111

Total revenues	4,071,003	3,050,195	2,266,539	1,657,139	1,305,583
Cost of revenues (1)(2):
Subscription and support	711,880	494,187	360,758	208,243	159,172
Professional services and other	256,548	189,392	128,128	115,570	98,753

Total cost of revenues	968,428	683,579	488,886	323,813	257,925

Gross profit	3,102,575	2,366,616	1,777,653	1,333,326	1,047,658
Operating expenses (1)(2):
Research and development	623,798	429,479	295,347	187,887	131,897
Marketing and sales	2,168,132	1,614,026	1,169,610	792,029	605,199
General and administrative	596,719	433,821	347,781	255,913	195,290

Total operating expenses	3,388,649	2,477,326	1,812,738	1,235,829	932,386
Income (loss) from operations	(286,074)	(110,710)	(35,085)	97,497	115,272
Investment income	10,218	19,562	23,268	37,735	30,408
Interest expense	(77,211)	(30,948)	(17,045)	(24,909)	(2,000)
Other expense	(4,868)	(5,698)	(4,455)	(6,025)	(1,299)

Income (loss) before benefit from (provision for) income taxes and noncontrolling interest	(357,935)	(127,794)	(33,317)	104,298	142,381
Benefit from (provision for) income taxes	125,760	(142,651)	21,745	(34,601)	(57,689)

Consolidated net income (loss)	(232,175)	(270,445)	(11,572)	69,697	84,692
Less: net income attributable to noncontrolling interest	0	0	0	(5,223)	(3,973)

Net income (loss) attributable to salesforce.com	$(232,175)	$(270,445)	$(11,572)	$64,474	$80,719

Net earnings per share-basic and diluted (3):
Basic net income (loss) per share attributable to salesforce.com common shareholders	$(0.39)	$(0.48)	$(0.02)	$0.12	$0.16
Diluted net income (loss) per share attributable to salesforce.com common shareholders	$(0.39)	$(0.48)	$(0.02)	$0.12	$0.16
Shares used in computing basic net income (loss) per share	597,613	564,896	541,208	520,888	497,848
Shares used in computing diluted net income (loss) per share	597,613	564,896	541,208	546,392	512,456

(1) Amounts include amortization of purchased intangibles from business combinations, as follows:
Cost of revenues	$109,356	$77,249	$60,069	$15,459	$8,010
Marketing and sales	37,179	10,922	7,250	4,209	3,241
(2) Amounts include stock-based expenses, as follows:
Cost of revenues	$45,608	$33,757	$17,451	$12,158	$12,570
Research and development	107,420	76,333	45,894	18,897	13,129
Marketing and sales	258,571	199,284	115,730	56,451	39,722
General and administrative	91,681	69,976	50,183	32,923	23,471

(3)	Prior period results have been adjusted to reflect the four-for-one stock split through a stock dividend which occurred in April 2013.

	As of January 31,
(in thousands)	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$1,321,017	$1,758,285	$1,447,174	$1,407,557	$1,727,048
(Negative) working capital	(1,299,936)	(901,744)	(627,809)	(201,542)	798,029
Total assets	9,152,930	5,528,956	4,164,154	3,091,165	2,460,201
Long-term obligations excluding deferred revenue and noncontrolling interest (4)	2,059,117	175,732	109,349	516,506	481,234
Retained earnings (deficit)	(343,157)	(110,982)	159,463	171,035	106,561
Total stockholders’ equity controlling interest	3,038,510	2,317,633	1,587,360	1,276,491	1,043,802

(4)	Long-term obligations excluding deferred revenue and noncontrolling interest includes the 0.75% convertible senior notes issued in January 2010, the 0.25% convertible senior notes issued in March 2013, and the term loan entered into in July 2013. At January 31, 2014, 2013 and 2012, the 0.75% notes were convertible and accordingly were classified as a current liability.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading provider of enterprise cloud computing solutions. We were founded on the concept of delivering customer relationship management, or CRM, applications via the Internet, or “cloud.” We introduced our first CRM solution in February 2000 and we have expanded our offerings with new editions, solutions and enhanced features, through internal development and acquisitions. We sell to businesses of all sizes and in almost every industry worldwide on a subscription basis.

Our mission is to help our customers transform themselves into “customer companies” by empowering them to connect with their customers, partners, employees and products in entirely new ways. Our objective is to deliver solutions to help companies transform the way they sell, service, market and innovate. With our four core services—Sales Cloud, Service Cloud, Marketing Cloud and the Salesforce1 Platform—customers have the tools they need to build a next generation social front office with our social and mobile cloud technologies. Key elements of our strategy include:

•	strengthening our market-leading solutions;

•	extending distribution into high-growth markets;

•	expanding relationships with our existing customer base;

•	pursuing new customers;

•	reducing our attrition rates;

•	building our business in top markets globally, which includes building partnerships that help us add customers; and

•	encouraging the development of third-party applications on our cloud computing platforms.

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

To address these factors, we will need to, among other things, continue to add substantial numbers of paying subscriptions, upgrade our customers to fully featured versions such as our Unlimited Edition or arrangements such as a Social Enterprise License Agreement, provide high quality technical support to our customers, encourage the development of third-party applications on our platforms and continue to focus on retaining customers at the time of renewal. Our plans to invest for future growth include the continuation of the expansion of our data center capacity, the hiring of additional personnel, particularly in direct sales, other customer-related areas and research and development, the expansion of domestic and international selling and marketing activities, continuing to develop our brands, the addition of distribution channels, the upgrade of our service offerings, the development of new services, the integration of acquired technologies, the expansion of our Salesforce1 ExactTarget Marketing Cloud and Salesforce1 Platform service offerings and the additions to our global infrastructure to support our growth.

We also regularly evaluate acquisitions or investment opportunities in complementary businesses, joint ventures, services and technologies and intellectual property rights in an effort to expand our service offerings. We expect to continue to make such investments and acquisitions in the future and we plan to reinvest a significant portion of our incremental revenue in future periods to grow our business and continue our leadership role in the cloud computing industry. As a result of our aggressive growth plans, specifically our hiring plan and acquisition activities, we have incurred significant expenses from equity awards and amortization of purchased intangibles which have resulted in net losses on a GAAP basis. As we continue with our growth plan, we may continue to have net losses on a GAAP basis.

Our typical subscription contract term is 12 to 36 months, although terms range from one to 60 months, so during any fiscal reporting period only a subset of active subscription contracts are available for renewal. We calculate our attrition rates as of the end of each reporting period. We do not calculate the attrition rate for ExactTarget, Inc. (“ExactTarget”). Our attrition rate was in the high-single digit percentage range as of January 31, 2014, declining from the low-double digit percentage range attrition rate as of January 31, 2013. We expect our attrition rates to continue to decline slowly over time, as we continue to expand our enterprise business and invest in customer success and other related programs.

The majority of our subscription and support revenues are derived from subscriptions to our Sales Cloud.

We expect marketing and sales costs, which were 53 percent of our total revenues for fiscal 2014 and 53 percent for the same period a year ago, to continue to represent a substantial portion of total revenues in the future as we seek to add and manage more paying customers, and build greater brand awareness.

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

On July 12, 2013, we acquired for cash the outstanding stock of ExactTarget, a leading global provider of cross-channel, digital marketing solutions. We acquired ExactTarget for the assembled workforce, expected synergies and to create a world-class marketing platform across the channels of email, social, mobile and the web. The financial results of ExactTarget are included in our consolidated financial statements from the date of acquisition. The total purchase price for ExactTarget was approximately $2.6 billion.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2014, for example, refer to the fiscal year ending January 31, 2014.

Sources of Revenues

We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our enterprise cloud computing services and from customers purchasing additional support beyond the standard support that is included in the basic subscription fees; and (2) related professional services such as process mapping, project management, implementation services and other revenue. “Other revenue” consists primarily of training fees. Subscription and support revenues accounted for approximately 94 percent of our total revenues for fiscal 2014. Subscription revenues are driven primarily by the number of paying subscribers, varying service types, the price of our service and renewals. We define a “customer” as a separate and distinct buying entity (e.g., a company, a distinct business unit of a large corporation, a partnership, etc.) that has entered into a contract to access our enterprise cloud computing services. We define a “subscription” as a unique user account purchased by a customer for use by its employees or other customer-authorized users, and we refer to each such user as a “subscriber.” The number of paying subscriptions at each of our customers ranges from one to hundreds of thousands. None of our customers accounted for more than five percent of our revenues during fiscal 2014, 2013 and 2012.

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

Seasonal Nature of Deferred Revenue and Accounts Receivable

Deferred revenue primarily consists of billings to customers for our subscription service. Over 90 percent of the value of our billings to customers is for our subscription and support service. We generally invoice our customers in either annual or quarterly cycles. Occasionally, we bill customers for their multi-year contract on a single invoice which results in an increase in noncurrent deferred revenue. We typically issue renewal invoices in advance of the renewal service period, and depending on timing, the initial invoice for the subscription and services contract and the subsequent renewal invoice may occur in different quarters. This may result in an increase in deferred revenue and accounts receivable. There is a disproportionate weighting towards annual billings in the fourth quarter, primarily as a result of large enterprise account buying patterns. Our fourth quarter has historically been our strongest quarter for new business and renewals. Year on year compounding effect of this seasonality in both billing patterns and overall new and renewal business causes the value of invoices that we generate in the fourth quarter for both new business and renewals to increase as a proportion of our total annual billings. Approximately 74 percent of all subscription and support invoices were issued with annual terms during fiscal 2014.

Accordingly, the sequential quarterly changes in accounts receivable and the related deferred revenue during the first three quarters of our fiscal year are not necessarily indicative of the billing activity that occurs in the fourth quarter as displayed below:

(in thousands)	April 30, 2013	July 31, 2013	October 31, 2013	January 31, 2014
Fiscal 2014
Accounts receivable, net	$502,609	$599,543	$604,045	$1,360,837
Deferred revenue, current and noncurrent	1,733,160	1,789,648	1,734,619	2,522,115

(in thousands)	April 30, 2012	July 31, 2012	October 31, 2012	January 31, 2013
Fiscal 2013
Accounts receivable, net	$371,395	$446,917	$418,590	$872,634
Deferred revenue, current and noncurrent	1,334,716	1,337,184	1,291,703	1,862,995

(in thousands)	April 30, 2011	July 31, 2011	October 31, 2011	January 31, 2012
Fiscal 2012
Accounts receivable, net	$270,816	$342,397	$312,331	$683,745
Deferred revenue, current and noncurrent	915,133	935,266	917,821	1,380,295

Unbilled Deferred Revenue

The deferred revenue balance on our consolidated balance sheet does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Unbilled deferred revenue represents future billings under our subscription agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue. Unbilled deferred revenue was approximately $4.5 billion as of January 31, 2014 and approximately $3.5 billion as of January 31, 2013. Also as a result, our typical contract length has grown and is now between 12 and 36 months. We expect that the amount of unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing and duration of large customer subscription agreements, varying billing cycles of subscription agreements, the specific timing of customer renewals, foreign currency fluctuations, the timing of when unbilled deferred revenue is to be recognized as revenue, and changes in customer financial circumstances. For multi-year subscription agreements billed annually, the associated unbilled deferred revenue is typically high at the beginning of the contract period, zero just prior to renewal, and increases if the agreement is renewed. Low unbilled deferred revenue attributable to a particular subscription agreement is often associated with an impending renewal and may not be an indicator of the likelihood of renewal or future revenue from such customer. Accordingly, we expect that the amount of aggregate unbilled deferred revenue will change from year-to-year depending in part upon the number and dollar amount of subscription agreements at particular stages in their renewal cycle. Such fluctuations are not a reliable indicator of future revenues. Unbilled deferred revenue does not include minimum revenue commitments from indirect sales channels, as we recognize revenue, deferred revenue, and any unbilled deferred revenue upon sell-through to an end user customer.

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

During fiscal 2014, we recognized stock-based expense of $503.3 million. As of January 31, 2014, the aggregate stock compensation remaining to be amortized to costs and expenses over a weighted-average period of 1.9 years was $1.4 billion. We expect this stock compensation balance to be amortized as follows: $596.3 million during fiscal 2015; $425.9 million during fiscal 2016; $251.0 million during fiscal 2017 and $100.2 million during fiscal 2018. The expected amortization reflects only outstanding stock awards as of January 31, 2014 and assumes no forfeiture activity. We expect to continue to issue stock-based awards to our employees in future periods.

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

We believe that of our significant accounting policies, which are described in Note 1 “Summary of Business and Significant Accounting Policies” to our consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

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

During fiscal 2014, we deferred $265.1 million of commission expenditures and we amortized $194.6 million to sales expense. During the same period a year ago, we deferred $232.6 million of commission expenditures and we amortized $154.8 million to sales expense. Deferred commissions on our consolidated balance sheets totaled $324.9 million at January 31, 2014 and $254.4 million at January 31, 2013.

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

Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized based on the weighting of positive and negative evidence. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the tax law. We regularly review the deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Our judgment regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute the business plans and/or tax planning strategies. Should there be a change in the ability to recover deferred tax assets, our tax provision would increase or decrease in the period in which the assessment is changed.

Our tax provision could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, changes in tax laws including fundamental changes to tax laws applicable to corporate multinationals that may be considered by the United States and many countries in the European Union, changes in accounting principles, adverse results of tax examinations as well as changes in excess tax benefits related to exercises and vesting of stock-based compensation that are allocated directly to stockholders’ equity.

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

Results of Operations

The following tables set forth selected data for each of the periods indicated (in thousands):

	Fiscal Year Ended January 31,
	2014	2013	2012
Revenues:
Subscription and support	$3,824,542	$2,868,808	$2,126,234
Professional services and other	246,461	181,387	140,305

Total revenues	4,071,003	3,050,195	2,266,539
Cost of revenues:
Subscription and support	711,880	494,187	360,758
Professional services and other	256,548	189,392	128,128

Total cost of revenues	968,428	683,579	488,886

Gross profit	3,102,575	2,366,616	1,777,653
Operating expenses:
Research and development	623,798	429,479	295,347
Marketing and sales	2,168,132	1,614,026	1,169,610
General and administrative	596,719	433,821	347,781

Total operating expenses	3,388,649	2,477,326	1,812,738
Loss from operations	(286,074)	(110,710)	(35,085)
Investment income	10,218	19,562	23,268
Interest expense	(77,211)	(30,948)	(17,045)
Other expense	(4,868)	(5,698)	(4,455)

Loss before benefit from (provision for) income taxes	(357,935)	(127,794)	(33,317)
Benefit from (provision for) income taxes	125,760	(142,651)	21,745

Net loss	$(232,175)	$(270,445)	$(11,572)

Cost of revenues and marketing and sales expenses include the following amounts related to amortization of purchased intangibles from business combinations (in thousands):

	Fiscal Year Ended January 31,
	2014	2013	2012
Cost of revenues	$109,356	$77,249	$60,069
Marketing and sales	37,179	10,922	7,250

Cost of revenues and operating expenses include the following amounts related to stock-based awards (in thousands):

	Fiscal Year Ended January 31,
	2014	2013	2012
Cost of revenues	$45,608	$33,757	$17,451
Research and development	107,420	76,333	45,894
Marketing and sales	258,571	199,284	115,730
General and administrative	91,681	69,976	50,183

Revenues by geography were as follows (in thousands):

	Fiscal Year Ended January 31,
	2014	2013	2012
Americas	$2,899,837	$2,123,736	$1,540,289
Europe	741,220	525,304	408,456
Asia Pacific	429,946	401,155	317,794

	$4,071,003	$3,050,195	$2,266,539

Americas revenue attributed to the United States was approximately 96 percent, 94 percent and 93 percent for fiscal 2014, fiscal 2013 and 2012, respectively.

The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Fiscal Year Ended January 31,
	2014	2013	2012
Revenues:
Subscription and support	94%	94%	94%
Professional services and other	6	6	6

Total revenues	100	100	100
Cost of revenues:
Subscription and support	18	16	16
Professional services and other	6	6	6

Total cost of revenues	24	22	22

Gross profit	76	78	78
Operating expenses:
Research and development	15	14	13
Marketing and sales	53	53	52
General and administrative	15	15	15

Total operating expenses	83	82	80
Loss from operations	(7)	(4)	(2)
Investment income	0	1	1
Interest expense	(2)	(1)	(1)
Other expense	0	0	0

Loss before benefit from (provision for) income taxes	(9)	(4)	(2)
Benefit from (provision for) income taxes	3	(5)	1

Net loss	(6)%	(9)%	(1)%

	Fiscal Year Ended January 31,
	2014	2013	2012
Amortization of purchased intangibles:
Cost of revenues	3%	3%	3%
Marketing and sales	1	0	0
	Fiscal Year Ended January 31,
	2014	2013	2012
Stock-based awards:
Cost of revenues	1%	1%	1%
Research and development	3	3	2
Marketing and sales	6	7	5
General and administrative	2	2	2

	Fiscal Year Ended January 31,
	2014	2013	2012

Revenues by geography:
Americas	71%	70%	68%
Europe	18	17	18
Asia Pacific	11	13	14

	100%	100%	100%

Revenue constant currency growth rates (as compared to the comparable prior periods)	Fiscal Year Ended January 31, 2014 compared to Fiscal Year Ended January 31, 2013	Fiscal Year Ended January 31, 2013 compared to Fiscal Year Ended January 31, 2012	Fiscal Year Ended January 31, 2012 compared to Fiscal Year Ended January 31, 2011
Americas	37%	38%	36%
Europe	36%	38%	33%
Asia Pacific	19%	27%	30%
Total growth	34%	37%	35%

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

	As of January 31,
(in thousands)	2014	2013
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$1,321,017	$1,758,285
Deferred revenue, current and noncurrent	2,522,115	1,862,995
Principal due on convertible senior notes and term loan	2,003,864	574,890

Unbilled deferred revenue was approximately $4.5 billion as of January 31, 2014 and $3.5 billion as of January 31, 2013. Unbilled deferred revenue represents future billings under our non-cancelable subscription agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue.

Fiscal Years Ended January 31, 2014 and 2013

Revenues.

	Fiscal Year Ended January 31,		Variance
(in thousands)	2014	2013	Dollars	Percent
Subscription and support	$3,824,542	$2,868,808	$955,734	33%
Professional services and other	246,461	181,387	65,074	36%

Total revenues	$4,071,003	$3,050,195	$1,020,808	33%

Total revenues were $4.1 billion for fiscal 2014, compared to $3.1 billion during the same period a year ago, an increase of $1.0 billion, or 33 percent. Subscription and support revenues were $3.8 billion, or 94 percent of total revenues, for fiscal 2014, compared to $2.9 billion, or 94 percent of total revenues, during the same period a year ago, an increase of $955.7 million, or 33 percent. The increase in subscription and support revenues was due almost entirely to volume-driven increases from new customers, upgrades and additional subscriptions from existing customers and a decline in attrition rates as compared to a year ago. We have continued to invest in a variety of customer programs and initiatives, which, along with longer contract durations and increasing enterprise adoption, have helped reduce our attrition rates. The net price per user per month for our three primary offerings, Professional Edition, Enterprise Edition and Unlimited Edition, varies from period to period, but has remained within a consistent range over the past eight quarters. The net price per user per month has not been a significant driver of revenue growth for the periods presented. Professional services and other revenues were $246.5 million, or six percent of total revenues, for fiscal 2014, compared to $181.4 million, or six percent of total revenues, for the same period a year ago, an increase of $65.1 million, or 36 percent. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers.

Revenues in Europe and Asia Pacific accounted for $1,171.2 million, or 29 percent of total revenues, for fiscal 2014, compared to $926.5 million, or 30 percent of total revenues, during the same period a year ago, an increase of $244.7 million, or 26 percent. The increase in revenues outside of the Americas was the result of the increasing acceptance of our service, our focus on marketing our service internationally and reduced attrition rates. However, the value of the U.S. dollar relative to foreign currencies caused a decrease in U.S. dollar revenues outside of the Americas for fiscal 2014 as compared to the same period a year ago. The foreign currency impact had the effect of decreasing our aggregate revenues by $24.4 million compared to the same period a year ago.

Cost of Revenues.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2014	2013
Subscription and support	$711,880	$494,187	$217,693
Professional services and other	256,548	189,392	67,156

Total cost of revenues	$968,428	$683,579	$284,849

Percent of total revenues	24%	22%

Cost of revenues was $968.4 million, or 24 percent of total revenues, for fiscal 2014, compared to $683.6 million, or 22 percent of total revenues, during the same period a year ago, an increase of $284.8 million. The increase in absolute dollars was primarily due to an increase of $102.8 million in employee-related costs, an increase of $48.9 million in service delivery costs, primarily due to our efforts in increasing data center capacity, an increase of $80.4 million in depreciation and amortization expenses, $32.1 million of which related to the amortization of acquired developed technology, an increase of $16.1 million in subcontractor and professional services expense, an increase of $23.1 million in allocated overhead and an increase of $11.9 million in stock-based expenses. We have increased our customer support and professional services headcount by 58 percent since January 31, 2013 to meet the higher demand for services from our customers, of which the majority was due to the acquisition of ExactTarget. In June 2013, we entered into a large capital lease agreement for software for a period of nine years, which consists of the contractual term of six years and a renewal option of three years. A portion of the depreciation expense on this asset was allocated to cost of revenues which is included in the amount above. We expect the costs associated with this software agreement to increase in future fiscal years. We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity. Additionally, the amortization of purchased intangible assets will increase as we acquire additional businesses and technologies. We also plan to add additional employees in our professional services group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues in future periods.

Research and Development.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2014	2013
Research and development	$623,798	$429,479	$194,319
Percent of total revenues	15%	14%

Research and development expenses were $623.8 million, or 15 percent of total revenues, for fiscal 2014, compared to $429.5 million, or 14 percent of total revenues, during the same period a year ago, an increase of $194.3 million. The increase in absolute dollars was due to an increase of $114.9 million in employee-related costs, an increase of $31.1 million in stock-based expenses, an increase of $16.0 million in depreciation and amortization expenses, an increase of $17.2 million in allocated overhead and an increase of $14.8 million in test data lab costs. We increased our research and development headcount by 31 percent since January 31, 2013 in order to improve and extend our service offerings and develop new technologies. The majority of the increase in headcount was due to the acquisition of ExactTarget. In June 2013, we entered into a large capital lease agreement for software for a period of nine years, which consists of the contractual term of six years and a renewal option of three years. A portion of the depreciation expense on this asset was allocated to research and development which is included in the amount above. We expect the costs associated with this software agreement to increase in future fiscal years. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to invest in additional employees and technology to support the development of new, and improve existing, technologies and the integration of acquired technologies.

Marketing and Sales.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2014	2013
Marketing and sales	$2,168,132	$1,614,026	$554,106
Percent of total revenues	53%	53%

Marketing and sales expenses were $2.2 billion, or 53 percent of total revenues, for fiscal 2014, compared to $1.6 billion, or 53 percent of total revenues, during the same period a year ago, an increase of $554.1 million. The increase in absolute dollars was primarily due to an increase of $357.1 million in employee-related costs, an increase of $59.3 million in stock-based expenses, an increase of $57.2 million in advertising, marketing and event costs and an increase of $49.8 million in allocated overhead. Our marketing and sales headcount increased by 33 percent since January 31, 2013. The increase in headcount was primarily attributable to the hiring of additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base, while a portion of the increase was due to the acquisition of ExactTarget.

General and Administrative.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2014	2013
General and administrative	$596,719	$433,821	$162,898
Percent of total revenues	15%	15%

General and administrative expenses were $596.7 million, or 15 percent of total revenues, for fiscal 2014, compared to $433.8 million, or 15 percent of total revenues, during the same period a year ago, an increase of $162.9 million. The increase was primarily due to an increase of $70.6 million in employee-related costs, an increase of $21.7 million in stock-based expenses, an increase of $48.3 million in professional and outside services, which included transaction fees associated with the ExactTarget acquisition, and an increase in depreciation and amortization expense. Our general and administrative headcount increased by 28 percent since January 31, 2013 as we added personnel to support our growth. The majority of the increase in headcount was due to the acquisition of ExactTarget.

Loss from operations.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2014	2013
Loss from operations	$(286,074)	$(110,710)	$(175,364)
Percent of total revenues	(7)%	(4)%

Loss from operations for fiscal 2014, was $286.1 million and included $503.3 million of stock-based expenses and $146.5 million of amortization of purchased intangibles. During the same period a year ago, operating loss was $110.7 million and included $379.4 million of stock-based expenses and $88.2 million of amortization of purchased intangibles.

Investment income.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2014	2013
Investment income	$10,218	$19,562	$(9,344)
Percent of total revenues	0%	1%

Investment income consists of income on cash and marketable securities balances. Investment income was $10.2 million for fiscal 2014, and was $19.6 million during the same period a year ago. The decrease was primarily due to the decrease in marketable securities balances.

Interest expense.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2014	2013
Interest expense	$(77,211)	$(30,948)	$(46,263)
Percent of total revenues	(2)%	(1)%

Interest expense consists of interest on our convertible senior notes, term loan and capital leases. Interest expense, net of interest costs capitalized, was $77.2 million for fiscal 2014 and was $30.9 million during the same period a year ago. The increase was primarily due to interest expense associated with the March 2013 issuance of $1.15 billion of 0.25% convertible senior notes, the $300.0 million term loan that was entered into in connection with the acquisition of ExactTarget and the large capital lease agreement for software which we entered into in June 2013.

Benefit from (provision for) Income Taxes.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2014	2013
Benefit from (provision for) income taxes	$125,760	$(142,651)	$268,411
Effective tax rate	35%	(112)%

We reported a tax benefit of $125.8 million with a pretax loss of $357.9 million, which resulted in an effective tax rate of 35 percent for fiscal 2014. Due to the ExactTarget acquisition, a deferred tax liability was established for the book-tax basis difference related to purchased intangibles. The net deferred tax liability from acquisitions provided an additional source of income to support the realizability of our pre-existing deferred tax assets and as a result, we released a portion of the valuation allowance that was established in the previous year and recorded a tax benefit of $143.1 million for fiscal 2014.

We recorded a tax provision of $142.7 million on a pretax loss of $127.8 million, which resulted in a negative effective tax rate of 112 percent for fiscal 2013. Our effective tax rate substantially differed from the federal statutory tax rate of 35 percent primarily due to the tax charge of $186.8 million to establish a valuation allowance for a significant portion of our deferred tax assets.

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

Total revenues were $3.1 billion for fiscal 2013, compared to $2.3 billion during fiscal 2012, an increase of $783.7 million, or 35 percent. Subscription and support revenues were $2.9 billion, or 94 percent of total revenues, for fiscal 2013, compared to $2.1 billion, or 94 percent of total revenues, during fiscal 2012. The increase in subscription and support revenues was due primarily to new customers, upgrades and additional subscriptions from existing customers and improved renewal rates as compared to a year ago. During fiscal 2013, we continued to invest in a variety of customer programs and initiatives which, along with longer contract durations and increasing enterprise adoption, have helped improve our renewal rates. The price per user per month for our three primary offerings, Professional Edition, Enterprise Edition and Unlimited Edition, in fiscal 2013 has generally remained consistent relative to prior periods. Professional services and other revenues were $181.4 million, or six percent of total revenues, for fiscal 2013, compared to $140.3 million, or six percent of total revenues, for fiscal 2012. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers.

Revenues in Europe and Asia Pacific accounted for $926.5 million, or 30 percent of total revenues, for fiscal 2013, compared to $726.3 million, or 32 percent of total revenues, during fiscal 2012, an increase of $200.2 million, or 28 percent. The increase in revenues outside of the Americas was the result of the increasing acceptance of our service, our focus on marketing our services internationally and improved renewal rates as a result of the reasons stated above. Revenues outside of the Americas increased despite an overall strengthening of the U.S. dollar relative to major international currencies, which reduced aggregate international revenues by $43.9 million compared to fiscal 2012.

Cost of Revenues.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2013	2012
Subscription and support	$494,187	$360,758	$133,429
Professional services and other	189,392	128,128	61,264

Total cost of revenues	$683,579	$488,886	$194,693

Percent of total revenues	22%	22%

Cost of revenues was $683.6 million, or 22 percent of total revenues, for fiscal 2013, compared to $488.9 million, or 22 percent of total revenues, during fiscal 2012, an increase of $194.7 million. The increase in absolute dollars was primarily due to an increase of $77.5 million in employee-related costs, an increase of $16.3 million in stock-based expenses, an increase of $36.2 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of $37.5 million in depreciation and amortization expenses, $17.2 million of which related to the amortization of purchased intangible assets and an increase of $14.6 million in allocated overhead. We increased customer support and professional services headcount by 32 percent since January 31, 2012 to meet the higher demand for services from our customers. Some of the increase in headcount was due to acquired businesses.

Research and Development.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2013	2012
Research and development	$429,479	$295,347	$134,132
Percent of total revenues	14%	13%

Research and development expenses were $429.5 million, or 14 percent of total revenues, during fiscal 2013, compared to $295.3 million, or 13 percent of total revenues, during fiscal 2012, an increase of $134.1 million. The increase in absolute dollars was primarily due to an increase of $92.6 million in employee-related costs, an increase of $30.4 million in stock-based expenses and an increase of $8.8 million in our development and test data center. We increased our research and development headcount by 36 percent since January 31, 2012 in order to improve and extend our service offerings and develop new technologies. Some of the increase in headcount was due to acquired businesses.

Marketing and Sales.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2013	2012
Marketing and sales	$1,614,026	$1,169,610	$444,416
Percent of total revenues	53%	52%

Marketing and sales expenses were $1.6 billion, or 53 percent of total revenues, for fiscal 2013, compared to $1.2 billion, or 52 percent of total revenues, during fiscal 2012, an increase of $444.4 million. The increase in absolute dollars was primarily due to increases of $305.9 million in employee-related costs, including amortization of deferred commissions, $83.6 million in stock-based expenses, $29.3 million in advertising, marketing and event costs and $23.7 million in allocated overhead. Our marketing and sales headcount increased by 25 percent since January 31, 2012 as we hired additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. Some of the increase in headcount was due to acquired businesses.

General and Administrative.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2013	2012
General and administrative	$433,821	$347,781	$86,040
Percent of total revenues	15%	15%

General and administrative expenses were $433.8 million, or 15 percent of total revenues, during fiscal 2013, compared to $347.8 million, or 15 percent of total revenues, during fiscal 2012, an increase of $86.0 million. The increase was primarily due to an increase of $56.2 million in employee-related costs and an increase of $19.8 million in stock-based expenses. Our general and administrative headcount increased by 15 percent since January 31, 2012 as we added personnel to support our growth.

Loss from operations.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2013	2012
Loss from operations	$(110,710)	$(35,085)	$(75,625)
Percent of total revenues	(4)%	(2)%

Loss from operations during fiscal 2013 was $110.7 million and included $379.4 million of stock-based expenses and $88.2 million of amortization of purchased intangibles. During fiscal 2012, loss from operations was $35.1 million and included $229.3 million of stock-based expenses and $67.3 million of amortization of purchased intangibles.

Investment income.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2013	2012
Investment income	$19,562	$23,268	$(3,706)
Percent of total revenues	1%	1%

Investment income consists of income on our cash and marketable securities balances. Investment income was $19.6 million during fiscal 2013 and was $23.3 million during fiscal 2012. The decrease was primarily due to lower yields and interest rates on our portfolio compared to fiscal 2012.

Interest expense.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2013	2012
Interest expense	$(30,948)	$(17,045)	$(13,903)
Percent of total revenues	(1)%	(1)%

Interest expense consists of interest on our convertible senior notes and capital leases. Interest expense, net of interest costs capitalized, was $30.9 million during fiscal 2013 and was $17.0 million during fiscal 2012. During fiscal 2013, we capitalized $2.4 million of interest costs related to capital projects. Capitalized interest during fiscal 2012 was $14.6 million. During the first quarter of fiscal 2013, we suspended pre-construction activity, which includes capitalized interest costs, on the undeveloped real estate in San Francisco, California resulting in an increase in interest expense as compared to fiscal 2012.

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

Liquidity and Capital Resources

At January 31, 2014, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1.3 billion and accounts receivable of $1.4 billion.

Net cash provided by operating activities was $875.5 million during fiscal 2014 and $736.9 million during the same period a year ago. Cash provided by operating activities has historically been affected by: the amount of net loss adjusted for non-cash expense items such as depreciation and amortization, amortization of purchased intangibles from business combinations, amortization of debt discount, and the expense associated with stock-based awards; the reclassification of excess tax benefits from employee stock plans to cash flows from financing activities; the timing of employee related costs including commissions and bonus payments; the timing of collections from our customers, which is our largest source of operating cash flows; and changes in working capital accounts.

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

Net cash provided by operating activities during fiscal 2014 increased $138.6 million over the same period a year ago primarily due to higher net income after adjusting for depreciation and amortization and stock-based compensation. During fiscal 2014, $8.1 million of excess tax benefits from employee stock plans was reclassified to cash flows from financing activities, as compared to $14.9 million during the same period a year ago. The increase in net cash in fiscal 2014 was partially offset by certain unfavorable changes in working capital accounts, primarily an increase in accounts receivables and a decrease in accounts payable, accrued expenses and other liabilities. Net cash provided by operating activities was also impacted by approximately $30.0 million of payments made for the transaction fees incurred by ExactTarget and us related to the acquisition.

Net cash used in investing activities was $2.4 billion during fiscal 2014 and $938.9 million during the same period a year ago. The net cash used in investing activities during fiscal 2014 primarily related to the acquisition of EdgeSpring, Inc. (“EdgeSpring”) in June 2013, the acquisition of ExactTarget in July 2013, capital expenditures, including new office build-outs and a new intellectual property licensing agreement, investment of cash balances and strategic investments offset by proceeds from sales and maturities of marketable securities.

Net cash provided by financing activities was $1.6 billion during fiscal 2014 and $334.5 million during the same period a year ago. Net cash provided by financing activities during fiscal 2014 consisted primarily of $1.1 billion of proceeds from the issuance of convertible senior notes, $84.8 million from proceeds from the issuance of warrants, $298.5 million of proceeds from the term loan, net of loan fees, and $289.9 million from proceeds from employee-related equity plans offset by $153.8 million for the purchase of hedges on the convertible note, $41.1 million of principal payments on capital leases and $15.0 million of principal payments on the term loan.

In July 2013, we entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A. and certain other lenders, which provides for a $300.0 million term loan (the “Term Loan”) that matures on July 11, 2016 (the “Maturity Date”). The Term Loan bears interest at our option under either a LIBOR-based formula or a base rate formula, each as set forth in the Credit Agreement.

The Credit Agreement contains certain customary affirmative and negative covenants, including a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, a limit on our ability to incur additional indebtedness, issue preferred stock or pay dividends, and certain other restrictions on our activities as defined in the Credit Agreement. We were in compliance with the Credit Agreement’s covenants as of January 31, 2014.

The weighted average interest rate on the Term Loan was 2.0% for fiscal 2014. As of January 31 2014, the amount outstanding under the Term Loan was $285.0 million. Accrued interest on the Term Loan was $0.5 million as of January 31, 2014. During fiscal 2014, payments totaling $15.0 million were made on the Term Loan and subsequent payments of $7.5 million are due quarterly thereafter until the maturity date in July 2016 when the remaining outstanding principal amount is due.

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

For the 20 trading days during the 30 consecutive trading days ended October 31, 2013, our common stock traded at a price exceeding 130% of the conversion price of $21.34 per share applicable to the 0.75% Senior Notes. Accordingly, the 0.75% Senior Notes were convertible at the holders’ option for the quarter ending January 31, 2014. For the 20 trading days during the 30 consecutive trading days ended January 31, 2014, our common stock traded at a price exceeding 130% of the conversion price of $21.34 per share applicable to the 0.75% Senior Notes. Accordingly, the 0.75% Senior Notes are convertible at the holders’ option for the quarter ending April 30, 2014. As the 0.75% Senior Notes are due on January 15, 2015, they are classified as a current liability on our consolidated balance sheet as of January 31, 2014.

During the quarter ending April 30, 2014, we will repay in cash an aggregate principal balance of at least $280.0 million related to conversion requests of our 0.75% Senior Notes received through the date of the filing of this Form 10-K. The excess of the conversion value that is greater than the principal amount will be delivered in shares of our common stock for the majority of the conversion requests received to date. If our stock price continues to exceed the conversion price of our 0.75% Senior Notes, we may continue to see conversion requests on the 0.75% Senior Notes during fiscal 2015.

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

The 0.25% Senior Notes will be convertible if during any 20 trading days during the 30 consecutive trading days of any fiscal quarter commencing after April 30, 2013, our common stock trades at a price exceeding 130% of the conversion price of $66.44 per share applicable to the 0.25% Senior Notes. The 0.25% Senior Notes have not yet been convertible at the holders’ option. The 0.25% Senior Notes are classified as a noncurrent liability on our consolidated balance sheet as of January 31, 2014. For 20 trading days during the 30 consecutive trading days ended January 31, 2014, our common stock did not trade at a price exceeding 130% of the conversion price of $66.44 per share applicable to the 0.25% Senior Notes. Accordingly, the 0.25% Senior Notes will not be convertible at the holders’ option for the quarter ending April 30, 2014, and will remain classified as a noncurrent liability on our consolidated balance sheet.

Our cash, cash equivalents and marketable securities are comprised primarily of corporate notes and other obligations, U.S. treasury securities, U.S. agency obligations, government obligations, collateralized mortgage obligations, mortgage backed securities, time deposits, money market mutual funds and municipal securities.

As of January 31, 2014, we have a total of $55.4 million in letters of credit outstanding in favor of certain landlords for office space. To date, no amounts have been drawn against the letters of credit, which renew annually and expire at various dates through December 2030.

We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.

Our principal commitments consist of obligations under leases for office space and co-location facilities for data center capacity and our development and test data center, and computer equipment and software and furniture and fixtures. At January 31, 2014, the future non-cancelable minimum payments under these commitments were as follows:

(in thousands) Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital lease obligations	$606,505	$77,455	$146,038	$183,012	$200,000
Operating lease obligations:
Facilities space	1,280,872	144,568	300,105	248,671	587,528
Computer equipment and furniture and fixtures	102,208	51,946	50,173	89	0
Convertible Senior Notes, including interest	1,733,842	573,875	5,750	1,154,217	0
Term loan	285,000	30,000	255,000	0	0
Financing obligation	335,824	0	18,654	42,658	274,512
Contractual commitments	5,950	5,950	0	0	0

	$4,350,201	$883,794	$775,720	$1,628,647	$1,062,040

The majority of our operating lease agreements provide us with the option to renew. Our future operating lease obligations would change if we exercised these options and if we entered into additional operating lease agreements as we expand our operations. The Financing Obligation above represents the total obligation for our lease of approximately 445,000 rentable square feet of office space in San Francisco, California. As of January 31, 2014, $40.2 million of the total obligation noted above was recorded to Financing obligation, building in progress—leased facility, which is included in Other noncurrent liabilities on the consolidated balance sheets.

During fiscal 2014 and in future fiscal years, we have made and expect to continue to make additional investments in our infrastructure to scale our operations and increase productivity. We plan to upgrade and/or replace various internal systems to scale with the overall growth of the Company. Additionally, we expect capital expenditures to be higher in absolute dollars and remain consistent as a percentage of total revenues in future periods as a result of continued office build-outs, other leasehold improvements and data center investments.

In the future, we may enter into arrangements to acquire or invest in complementary businesses or joint ventures, services and technologies, and intellectual property rights. We may be required to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

We believe our existing cash, cash equivalents and short-term marketable securities and cash provided by operating activities will be sufficient to meet our working capital, capital expenditure and debt repayment needs over the next 12 months.

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

•

Amortization of Debt Discount. Under GAAP, certain convertible debt instruments that may be settled in cash (or other assets) on conversion are required to be separately accounted for as liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, for GAAP purposes we are required to recognize imputed interest expense on the Company’s $575.0 million of convertible senior notes that were issued in a private placement in January 2010 and the Company’s $1.15 billion of convertible senior notes that were issued in a private placement in March 2013. The imputed interest rates were approximately 5.9% for the notes issued in January 2010 and approximately 2.5% for the notes issued in March 2013, while the coupon interest rates were 0.75% and 0.25%, respectively. The difference between the imputed interest expense and the coupon interest expense, net of the interest amount capitalized, is excluded from management’s assessment of the Company’s operating performance because management believes that this non-cash expense is not indicative of ongoing operating performance. Management believes that the exclusion of the non-cash interest expense provides investors an enhanced view of the Company’s operational performance.

•

Income Tax Effects and Adjustments. The Company’s non-GAAP tax provision excludes the tax effects of expense items described above and certain tax items not directly related to the current fiscal year’s ordinary operating results. Examples of such tax items include, but are not limited to, changes in the valuation allowance related to deferred tax assets, certain acquisition-related costs and unusual or infrequently occurring items. Management believes the exclusion of these income tax adjustments provides investors with useful supplemental information about the Company’s operational performance.

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

Our reconciliation of the non-GAAP financial measures of gross profit, operating profit, net income and earnings per share to the most comparable GAAP measure, “gross profit,” “loss from operations,” “net loss” and “Net loss per share” for the years ended January 31, 2014, 2013 and 2012 are as follows (in thousands, except for share numbers):

	For the Year Ended January 31,
Non-GAAP gross profit	2014	2013	2012
GAAP gross profit	$3,102,575	$2,366,616	$1,777,653
Plus:
Amortization of purchased intangibles	109,356	77,249	60,069
Stock-based expenses	45,608	33,757	17,451

Non-GAAP gross profit	$3,257,539	$2,477,622	$1,855,173

	For the Year Ended January 31,
Non-GAAP operating profit	2014	2013	2012
GAAP loss from operations	$(286,074)	$(110,710)	$(35,085)
Plus:
Amortization of purchased intangibles	146,535	88,171	67,319
Stock-based expenses	503,280	379,350	229,258

Non-GAAP operating profit	$363,741	$356,811	$261,492

	For the Year Ended January 31,
Non-GAAP net income	2014	2013	2012
GAAP net loss	$(232,175)	$(270,445)	$(11,572)
Plus:
Amortization of purchased intangibles	146,535	88,171	67,319
Stock-based expenses	503,280	379,350	229,258
Amortization of debt discount, net	46,942	23,837	12,335
Less:
Income tax effects and adjustments of Non-GAAP items	(242,729)	21,629	(103,730)

Non-GAAP net income	$221,853	$242,542	$193,610

	For the Year Ended January 31,
Non-GAAP diluted earnings per share(a)	2014	2013	2012
GAAP diluted loss per share	$(0.39)	$(0.48)	$(0.02)
Plus:
Amortization of purchased intangibles	0.23	0.15	0.12
Stock-based expenses	0.79	0.64	0.40
Amortization of debt discount, net	0.07	0.04	0.02
Less:
Income tax effects and adjustments of Non-GAAP items	(0.35)	0.06	(0.18)

Non-GAAP diluted earnings per share	$0.35	$0.41	$0.34

Shares used in computing diluted net income per share	635,688	596,280	569,180

(a)	Prior period results have been adjusted to reflect the four-for-one stock split of our common stock through a stock dividend which occurred in April 2013.

The effects of dilutive securities were not included in the GAAP calculation of diluted earnings/loss per share for the years ended January 31, 2014, 2013 and 2012 because we had a net loss for those periods and the effect would have been anti-dilutive. The following table reflects the effect of the dilutive securities on the basic share count used in the GAAP earnings/loss per share calculation to derive the share count used for the non-GAAP diluted earnings per share:

	For the Year Ended January 31,
Supplemental Diluted Sharecount Information (in thousands):	2014	2013	2012
Weighted-average shares outstanding for GAAP basic earnings per share	597,613	564,896	541,208
Effect of dilutive securities:
Convertible senior notes	14,550	11,360	9,052
Warrants associated with the convertible senior note hedges	9,658	5,132	2,212
Employee stock awards	13,867	14,892	16,708

Adjusted weighted-average shares outstanding and assumed conversions for Non-GAAP diluted earnings per share	635,688	596,280	569,180

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Sensitivity

We had cash, cash equivalents and marketable securities totaling $1.3 billion at January 31, 2014. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least triple BBB or better. The cash, cash equivalents and short-term marketable securities are held for general corporate purposes including possible acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

An immediate increase or decrease in interest rates of 100-basis points at January 31, 2014 could result in a $8.8 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

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

The 0.75% Senior Notes and the 0.25% Senior Notes have fixed annual interest rates of 0.75% and 0.25%, respectively and therefore, we do not have economic interest rate exposure on the Notes. However, the value of the Notes are exposed to interest rate risk. Generally, the fair values of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of our Notes is affected by our stock price. The carrying value of our 0.75% Senior Notes was $542.2 million and the carrying value of our 0.25% Senior Notes was $1.0 billion as of January 31, 2014, which represents the liability components of the $568.9 million principal balance and $1.15 billion principal balance, respectively. The total estimated fair values of our 0.75% Senior Notes and 0.25% Senior Notes at January 31, 2014 were $1.6 billion and $1.3 billion, respectively. The fair value was determined based on the closing trading price per $100 of the 0.75% Senior Notes and 0.25% Senior Notes as of the last day of trading for the fourth quarter of fiscal 2014, which were $283.78 and $115.29, respectively.

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

By entering into the Term Loan, we have assumed risks associated with variable interest rates based upon a variable base rate or LIBOR. The weighted average interest rate on the Term Loan was 2.0% for fiscal 2014. Changes in the overall level of interest rates affect the interest expense that we recognize in our statements of operations.

We have an investment portfolio that includes strategic investments in public and privately-held companies, many of which are in the development stage. When our ownership interests are less than 20 percent and we do not have the ability to exert significant influence, we account for investments in non-marketable equity and debt securities of the privately-held companies using the cost method of accounting. Otherwise, we account for the investments using the equity method of accounting. As of January 31, 2014 and January 31, 2013 the fair value of our investments in privately-held companies was $77.0 million and $46.8 million, respectively.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of salesforce.com, inc.

We have audited the accompanying consolidated balance sheets of salesforce.com, inc. as of January 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(c). These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of salesforce.com, inc. at January 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), salesforce.com inc.’s internal control over financial reporting as of January 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 framework and our report dated March 5, 2014 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Jose, California

March 5, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of salesforce.com, inc.

We have audited salesforce.com, inc.’s internal control over financial reporting as of January 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 framework (the COSO criteria). salesforce.com, inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ExactTarget, Inc., which is included in the January 31, 2014 consolidated financial statements of salesforce.com, inc. and constituted less than four percent and less than six percent, respectively, of consolidated total assets and consolidated net assets, excluding acquisition method fair value adjustments as of January 31, 2014, and less than five percent of consolidated total revenues for the year then ended. Our audit of internal control over financial reporting of salesforce.com, inc. also did not include an evaluation of the internal control over financial reporting of ExactTarget, Inc. In our opinion, salesforce.com, inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of salesforce.com, inc. as of January 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2014 of salesforce.com, inc. and our report dated March 5, 2014 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Jose, California

March 5, 2014

salesforce.com, inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	January 31, 2014	January 31, 2013
Assets
Current assets:
Cash and cash equivalents	$781,635	$747,245
Short-term marketable securities	57,139	120,376
Accounts receivable, net of allowance for doubtful accounts of $4,769 and $1,853 at January 31, 2014 and 2013, respectively	1,360,837	872,634
Deferred commissions	171,461	142,311
Prepaid expenses and other current assets	309,180	133,314

Total current assets	2,680,252	2,015,880
Marketable securities, noncurrent	482,243	890,664
Property and equipment, net	1,240,746	604,669
Deferred commissions, noncurrent	153,459	112,082
Capitalized software, net	481,917	207,323
Goodwill	3,500,823	1,529,378
Other assets, net	613,490	168,960

Total assets	$9,152,930	$5,528,956

Liabilities, temporary equity and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$934,324	$597,706
Deferred revenue	2,473,705	1,798,640
Convertible 0.75% senior notes, net	542,159	521,278
Term loan, current	30,000	0

Total current liabilities	3,980,188	2,917,624
Convertible 0.25% senior notes, net	1,046,930	0
Term loan, noncurrent	255,000	0
Deferred revenue, noncurrent	48,410	64,355
Other noncurrent liabilities	757,187	175,732

Total liabilities	6,087,715	3,157,711

Temporary equity	26,705	53,612

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized and none issued and outstanding	0	0
Common stock, $0.001 par value; 1,600,000 shares authorized, 610,143 and 585,627 issued and outstanding at January 31, 2014 and 2013, respectively (1)	610	586
Additional paid-in capital (1)	3,363,377	2,410,892
Accumulated other comprehensive income	17,680	17,137
Accumulated deficit	(343,157)	(110,982)

Total stockholders’ equity	3,038,510	2,317,633

Total liabilities, temporary equity and stockholders’ equity	$9,152,930	$5,528,956

(1)	Prior period results have been adjusted to reflect the four-for-one stock split through a stock dividend which occurred in April 2013.

See accompanying Notes.

salesforce.com, inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Year Ended January 31,
	2014	2013	2012
Revenues:
Subscription and support	$3,824,542	$2,868,808	$2,126,234
Professional services and other	246,461	181,387	140,305

Total revenues	4,071,003	3,050,195	2,266,539
Cost of revenues (1)(2):
Subscription and support	711,880	494,187	360,758
Professional services and other	256,548	189,392	128,128

Total cost of revenues	968,428	683,579	488,886
Gross profit	3,102,575	2,366,616	1,777,653
Operating expenses (1)(2):
Research and development	623,798	429,479	295,347
Marketing and sales	2,168,132	1,614,026	1,169,610
General and administrative	596,719	433,821	347,781

Total operating expenses	3,388,649	2,477,326	1,812,738
Loss from operations	(286,074)	(110,710)	(35,085)
Investment income	10,218	19,562	23,268
Interest expense	(77,211)	(30,948)	(17,045)
Other expense	(4,868)	(5,698)	(4,455)

Loss before benefit from (provision for) income taxes	(357,935)	(127,794)	(33,317)
Benefit from (provision for) income taxes	125,760	(142,651)	21,745

Net loss	$(232,175)	$(270,445)	$(11,572)

Earnings per share-basic and diluted:
Basic net loss per share (3)	$(0.39)	$(0.48)	$(0.02)
Diluted net loss per share (3)	$(0.39)	$(0.48)	$(0.02)
Shares used in computing basic net loss per share (3)	597,613	564,896	541,208
Shares used in computing diluted net loss per share (3)	597,613	564,896	541,208

(1)	Amounts include amortization of purchased intangibles from business combinations, as follows:

	Fiscal Year Ended January 31,
	2014	2013	2012
Cost of revenues	$109,356	$77,249	$60,069
Marketing and sales	37,179	10,922	7,250

(2)	Amounts include stock-based expenses, as follows:

	Fiscal Year Ended January 31,
	2014	2013	2012
Cost of revenues	$45,608	$33,757	$17,451
Research and development	107,420	76,333	45,894
Marketing and sales	258,571	199,284	115,730
General and administrative	91,681	69,976	50,183

(3)	Prior period results have been adjusted to reflect the four-for-one stock split through a stock dividend which occurred in April 2013.

See accompanying Notes.

salesforce.com, inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Fiscal Year Ended January 31,
	2014	2013	2012
Net loss	$(232,175)	$(270,445)	$(11,572)
Other comprehensive income, before tax and net of reclassification adjustments:
Foreign currency translation and other gains (losses)	(4,930)	4,783	9,512
Unrealized gains (losses) on investments	8,120	(329)	(5,658)

Other comprehensive income, before tax	3,190	4,454	3,854
Tax effect	(2,647)	0	2,110

Other comprehensive income, net of tax	543	4,454	5,964

Comprehensive loss	$(231,632)	$(265,991)	$(5,608)

See accompanying Notes.

salesforce.com, inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-in Capital(1)	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity(1)
	Shares(1)	Amount(1)
Balances at January 31, 2011	531,684	$532	$1,098,205	$6,719	$171,035	$1,276,491
Exercise of stock options and stock grants to board members for board services	10,070	10	111,770	0	0	111,780
Vested restricted stock units converted to shares	4,300	4	(3)	0	0	1
Shares issued related to business combinations	2,092	2	56,612	0	0	56,614
Tax benefits from employee stock plans	0	0	1,611	0	0	1,611
Stock-based expenses	0	0	225,212	0	0	225,212
Temporary equity reclassification	0	0	(78,741)	0	0	(78,741)
Other comprehensive income, net of tax	0	0	0	5,964	0	5,964
Net loss	0	0	0	0	(11,572)	(11,572)

Balances at January 31, 2012	548,146	$548	$1,414,666	$12,683	$159,463	$1,587,360
Exercise of stock options and stock grants to board members for board services	20,237	20	278,986	0	0	279,006
Vested restricted stock units converted to shares	6,564	7	(6)	0	0	1
Shares issued related to business combinations	7,727	8	240,020	0	0	240,028
Shares issued under employee stock plans	2,953	3	69,067	0	0	69,070
Tax benefits from employee stock plans	0	0	7,189	0	0	7,189
Stock-based expenses	0	0	375,841	0	0	375,841
Temporary equity reclassification	0	0	25,129	0	0	25,129
Other comprehensive income, net of tax	0	0	0	4,454	0	4,454
Net loss	0	0	0	0	(270,445)	(270,445)

Balances at January 31, 2013	585,627	$586	$2,410,892	$17,137	$(110,982)	$2,317,633
Exercise of stock options and stock grants to board members for board services	9,952	10	197,012	0	0	196,578
Vested restricted stock units converted to shares	9,265	9	0	0	0	9
Shares issued related to business combinations	2,367	2	81,191	0	0	81,193
Shares issued under employee stock plans	2,932	3	92,482	0	0	92,485
Tax benefits from employee stock plans	0	0	8,048	0	0	8,048
Stock-based expenses	0	0	494,615	0	0	495,059
Temporary equity reclassification	0	0	26,907	0	0	26,907
Equity component of the convertible notes issuance, net	0	0	121,230	0	0	121,230
Purchase of convertible note hedges	0	0	(153,800)	0	0	(153,800)
Issuance of warrants	0	0	84,800	0	0	84,800
Other comprehensive income, net of tax	0	0	0	543	0	543
Net loss	0	0	0	0	(232,175)	(232,175)

Balances at January 31, 2014	610,143	$610	$3,363,377	$17,680	$(343,157)	$3,038,510

(1)	Prior period results have been adjusted to reflect the four-for-one stock split through a stock dividend which occurred in April 2013.

See accompanying Notes.

salesforce.com, inc.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended January 31,
	2014	2013	2012
Operating activities:
Net loss	$(232,175)	$(270,445)	$(11,572)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	369,423	216,795	157,286
Amortization of debt discount and transaction costs	49,796	24,086	10,347
Amortization of deferred commissions	194,553	154,818	107,195
Expenses related to employee stock plans	503,280	379,350	229,258
Excess tax benefits from employee stock plans	(8,144)	(14,933)	(6,018)
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	(424,702)	(183,242)	(244,947)
Deferred commissions	(265,080)	(232,591)	(167,199)
Prepaid expenses, current assets and other assets	105,218	(9,718)	(7,853)
Accounts payable, accrued expenses and other liabilities	(29,043)	193,358	80,336
Deferred revenue	612,343	479,419	444,674

Net cash provided by operating activities	875,469	736,897	591,507

Investing activities:
Business combinations, net of cash acquired	(2,617,302)	(579,745)	(422,699)
Land activity and building improvements	0	(4,106)	(19,655)
Strategic investments	(31,160)	(9,695)	(37,370)
Purchases of marketable securities	(558,703)	(1,021,287)	(623,231)
Sales of marketable securities	1,038,284	706,893	724,564
Maturities of marketable securities	36,436	144,623	40,346
Capital expenditures	(299,110)	(175,601)	(151,645)

Net cash used in investing activities	(2,431,555)	(938,918)	(489,690)

Financing activities:
Proceeds from borrowings on convertible senior notes, net	1,132,750	0	0
Proceeds from issuance of warrants	84,800	0	0
Purchase of convertible note hedge	(153,800)	0	0
Proceeds from term loan, net	298,500	0	0
Proceeds from employee stock plans	289,931	351,366	116,565
Excess tax benefits from employee stock plans	8,144	14,933	6,018
Contingent consideration payment related to prior business combinations	0	0	(16,200)
Payments on convertible senior notes	(5,992)	0	0
Principal payments on capital lease obligations	(41,099)	(31,754)	(30,533)
Principal payments on term loan	(15,000)	0	0

Net cash provided by financing activities	1,598,234	334,545	75,850

Effect of exchange rate changes	(7,758)	7,437	5,325

Net increase in cash and cash equivalents	34,390	139,961	182,992
Cash and cash equivalents, beginning of period	747,245	607,284	424,292

Cash and cash equivalents, end of period	$781,635	$747,245	$607,284

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$21,503	$6,890	$6,587
Income taxes, net of tax refunds	$28,870	$53,089	$20,981
Non-cash financing and investing activities:
Property and equipment acquired under capital leases	$492,810	$33,392	$57,839
Building in progress-leased facility acquired under financing obligation	$40,171	$0	$0
Fair value of equity awards assumed in business combinations	$19,037	$37,898	$7,318

See accompanying Notes.

salesforce.com, inc.

Notes to Consolidated Financial Statements

1. Summary of Business and Significant Accounting Policies

Description of Business

Salesforce.com, inc. (the “Company”) is a provider of enterprise cloud computing services. The Company is dedicated to helping customers of all sizes and industries worldwide transform themselves into “customer companies” by empowering them to connect with their customers in entirely new ways. With four core service offerings, the Sales Cloud, the Service Cloud, the Marketing Cloud and the Salesforce1 Platform, the Company provides a next generation customer platform.

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

Significant estimates and assumptions made by management include the determination of:

•	the best estimate of selling price of the deliverables included in multiple-deliverable revenue arrangements,

•	the fair value of assets acquired and liabilities assumed for business combinations,

•	the recognition, measurement and valuation of current and deferred income taxes,

•	the recognition and measurement of loss contingencies,

•	the estimate of real estate sublease rental rates and market conditions,

•	the fair value of the convertible notes,

•	the fair value of stock awards issued and related forfeiture rates,

•	the valuation of strategic investments and the determination of other-than-temporary impairments, and

•	the assessment of recoverability of long-lived assets (property and equipment, goodwill and identified intangibles).

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

No customer accounted for more than five percent of accounts receivable at January 31, 2014 and 2013, respectively. No single customer accounted for five percent or more of total revenue during fiscal 2014, 2013, and 2012.

Geographic Locations

As of January 31, 2014 and 2013, assets located outside the Americas were 12 percent and 16 percent of total assets, respectively.

Revenues by geographical region are as follows (in thousands):

	Fiscal Year Ended January 31,
	2014	2013	2012
Americas	$2,899,837	$2,123,736	$1,540,289
Europe	741,220	525,304	408,456
Asia Pacific	429,946	401,155	317,794

	$4,071,003	$3,050,195	$2,266,539

Americas revenue attributed to the United States was approximately 96 percent, 94 percent and 93 percent in fiscal 2014, 2013 and 2012, respectively.

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

Marketable Securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the consolidated statements of comprehensive loss. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of investment income. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value and its intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of investment income.

Fair Value Measurement

The Company measures its cash equivalents, marketable securities and foreign currency derivative contracts at fair value.

The additional disclosures regarding the Company’s fair value measurements are included in Note 2, “Investments”.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of those assets as follows:

Computer, equipment and software	3 to 9 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of the lease term or 10 years
Building improvements	Amortized over the estimated useful lives of the respective assets when they are ready for their intended use

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

Intangible assets are amortized over their useful lives. Each period the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of these assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets then the carrying amount of such assets is reduced to fair value.

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

The Company records assets and liabilities for the estimated construction costs incurred under build-to-suit lease arrangements to the extent it is involved in the construction of structural improvements or takes construction risk prior to commencement of a lease. The Company will continue to account for the facility as a financing obligation upon completion of the construction project.

Accounting for Stock-Based Compensation

The Company recognizes stock-based expenses related to stock options and restricted stock awards on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four years. The Company recognizes stock-based expenses related to shares issued pursuant to its 2004 Employee Stock Purchase Plan (“ESPP”) on a straight-line basis over the offering period, which is 12 months. Stock-based expenses are recognized net of estimated forfeiture activity. The estimated forfeiture rate applied is based on historical forfeiture rates. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option pricing model.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Fiscal Year Ended January 31,
Stock Options	2014	2013	2012
Volatility	37 - 43%	43 - 51%	47 - 51%
Estimated life	3.4 years	3.7 years	3.7 years
Risk-free interest rate	0.48 - 1.21%	0.43 - 0.77%	0.68 - 1.77%
Weighted-average fair value per share of grants	$14.08	$12.94	$12.29

	Fiscal Year Ended January 31,
ESPP	2014	2013	2012
Volatility	31 - 35%	39 - 46%	50 - 53%
Estimated life	0.75 years	0.75 years	0.75 years
Risk-free interest rate	0.07 - 0.10%	0.03 - 0.22%	0.95 - 1.08%
Weighted-average fair value per share of grants	$10.30	$11.39	8.59

The Company estimated its future stock price volatility considering both its observed option-implied volatilities and its historical volatility calculations. Management believes this is the best estimate of the expected volatility over the expected life of its stock options and stock purchase rights.

The estimated life for the stock options was based on an analysis of historical exercise activity. The estimated life for the ESPP was based on the two purchase periods within each offering period. The risk-free interest rate is based on the rate for a U.S. government security with the same estimated life at the time of the option grant and the stock purchase rights.

Advertising Expenses

Advertising is expensed as incurred. Advertising expense was $155.8 million, $110.7 million and $80.3 million for fiscal 2014, 2013 and 2012, respectively.

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

The Company’s tax positions are subject to income tax audits by multiple tax jurisdictions throughout the world. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, solely based on its technical merits. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50 percent likely to be realized upon settlement with the taxing authority. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in the income tax provision.

Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized based on the weighting of positive and negative evidence. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the tax law. The Company regularly reviews the deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. The Company’s judgments regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute its business plans and/or tax planning strategies. Should there be a change in the ability to recover deferred tax assets, the tax provision would increase or decrease in the period in which the assessment is changed.

Foreign Currency Translation

The functional currency of the Company’s major foreign subsidiaries is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on the consolidated statements of comprehensive loss. Foreign currency transaction gains and losses are included in net loss for the period. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

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

New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. The Company adopted ASU 2012-02 in fiscal 2014. The adoption did not have a material effect on the consolidated financial statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a

Tax Credit Carryforward Exists (ASU 2013-11), which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 supports the approach for companies to present an unrecognized tax benefit as a reduction of a deferred tax asset for a NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This approach requires companies to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. The Company adopted ASU 2013-11 in fiscal 2014 and the adoption did not have a material effect on the consolidated financial statements.

2. Investments

Marketable Securities

At January 31, 2014, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$340,706	$1,314	$(170)	$341,850
U.S. treasury securities	16,016	28	0	16,044
Mortgage backed obligations	24,888	281	(93)	25,076
Asset backed securities	38,213	39	(35)	38,217
Municipal securities	2,000	1	(3)	1,998
Foreign government obligations	24,305	171	(2)	24,474
U.S. agency obligations	14,726	9	(10)	14,725
Covered bonds	76,282	717	(1)	76,998

Total marketable securities	$537,136	$2,560	$(314)	$539,382

At January 31, 2013, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$685,695	$5,113	$(919)	$689,889
U.S. treasury securities	38,864	20	(15)	38,869
Mortgage backed obligations	12,447	278	(2)	12,723
Municipal securities	2,697	1	(32)	2,666
Foreign government obligations	9,572	72	(3)	9,641
Collateralized mortgage obligations	150,794	1,775	(693)	151,876
U.S. agency obligations	105,224	157	(5)	105,376

Total marketable securities	$1,005,293	$7,416	$(1,669)	$1,011,040

The duration of the investments classified as marketable securities is as follows (in thousands):

	As of January 31,
	2014	2013
Recorded as follows:
Short-term (due in one year or less)	$57,139	$120,376
Long-term (due after one year)	482,243	890,664

	$539,382	$1,011,040

As of January 31, 2014, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$95,011	$(168)	$1,324	$(2)	$96,335	$(170)
Mortgage backed obligations	7,212	(60)	2,863	(33)	10,075	(93)
Asset backed securities	10,345	(31)	1,924	(4)	12,269	(35)
Municipal securities	997	(3)	0	0	997	(3)
Foreign government obligations	2,999	(1)	6,498	(1)	9,497	(2)
U.S. agency obligations	7,219	(10)	0	0	7,219	(10)
Covered bonds	2,032	(1)	0	0	2,032	(1)

	$125,815	$(274)	$12,609	$(40)	$138,424	$(314)

The unrealized loss for each of these fixed rate marketable securities ranged from less than $1,000 to $18,000. The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of January 31, 2014. The Company expects to receive the full principal and interest on all of these marketable securities.

Fair Value Measurement

All of the Company’s cash equivalents, marketable securities and foreign currency derivative contracts are classified within Level 1 or Level 2 because the Company’s cash equivalents, marketable securities and foreign currency derivative contracts are valued using quoted market prices or alternative pricing sources and models utilizing observable market inputs.

During fiscal 2014, the Company transferred certain amounts within the fair value hierarchy. U.S. treasury securities and Foreign government obligations at January 31, 2014 are now reported as Level 2 fair value instruments rather than Level 1 based on market activity.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of January 31, 2014 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of January 31, 2014
Cash equivalents (1):
Time deposits	$0	$212,700	$0	$212,700
Money market mutual funds	87,898	0	0	87,898
Marketable securities:
Corporate notes and obligations	0	341,850	0	341,850
U.S. treasury securities	0	16,044	0	16,044
Mortgage backed obligations	0	25,076	0	25,076
Asset backed securities	0	38,217	0	38,217
Municipal securities	0	1,998	0	1,998
Foreign government obligations	0	24,474	0	24,474
U.S. agency obligations	0	14,725	0	14,725
Covered bonds	0	76,998	0	76,998
Foreign currency derivative contracts (2)	0	1,598	0	1,598

Total Assets	$87,898	$753,680	$0	$841,578
Liabilities
Foreign currency derivative contracts (3)	$0	$1,801	$0	$1,801

Total Liabilities	$0	$1,801	$0	$1,801

(1)	Included in “cash and cash equivalents” in the accompanying consolidated balance sheet as of January 31, 2014, in addition to $481.0 million of cash.
(2)	Included in “prepaid expenses and other current assets” in the accompanying consolidated balance sheet as of January 31, 2014.
(3)	Included in “accounts payable, accrued expenses and other liabilities” in the consolidated balance sheet as of January 31, 2014.

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

Derivative Financial Instruments

The Company enters into foreign currency derivative contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company uses forward currency derivative contracts to minimize the Company’s exposure to balances primarily denominated in Euros, Japanese yen, Canadian dollars and British pounds. The Company’s foreign currency derivative contracts which are not designated as hedging instruments are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. The Company’s program is not designated for trading or speculative purposes. As of January 31, 2014 and 2013, the foreign currency derivative contracts that were not settled are recorded at fair value on the consolidated balance sheets.

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

Details on outstanding foreign currency derivative contracts related primarily to intercompany receivables and payables are presented below (in thousands):

	As of January 31,
	2014	2013
Notional amount of foreign currency derivative contracts	$563,060	$692,637
Fair value of foreign currency derivative contracts	$(203)	$2,336

The fair value of the Company’s outstanding derivative instruments are summarized below (in thousands):

		Fair Value of Derivative Instruments
		As of January 31,
	Balance Sheet Location	2014	2013
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$1,598	$5,643

Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Accounts payable, accrued expenses and other liabilities	$1,801	$3,307

The effect of the derivative instruments not designated as hedging instruments on the consolidated statements of operations during fiscal 2014, 2013 and 2012, respectively, are summarized below (in thousands):

Derivatives Not Designated as Hedging Instruments	Gains on Derivative Instruments Recognized in Income
		Fiscal Year Ended January 31,
	Location	2014	2013	2012
Foreign currency derivative contracts	Other expense	$108	$16,591	$6,221

Strategic Investments

The Company has three investments in marketable equity securities measured using quoted prices in their respective active markets and certain interests in non-marketable equity and debt securities that are collectively considered strategic investments. As of January 31, 2014, the fair value of the Company’s marketable equity securities of $15.5 million includes an unrealized gain of $13.3 million. As of January 31, 2013, the Company had four investments in marketable equity securities which had a fair value of $4.9 million which included an unrealized gain of $1.7 million. These investments are recorded in other assets, net on the consolidated balance sheets.

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

As of January 31, 2014 and 2013, the carrying value of the Company’s investments in privately-held companies was $77.0 million and $46.8 million, respectively. These investments are recorded in other assets, net on the consolidated balance sheets.

Investment Income

Investment income consists of interest income, realized gains, and realized losses on the Company’s cash, cash equivalents and marketable securities. The components of investment income are presented below (in thousands):

	Fiscal Year Ended January 31,
	2014	2013	2012
Interest income	$9,512	$17,903	$20,791
Realized gains	5,952	5,007	6,542
Realized losses	(5,246)	(3,348)	(4,065)

Total investment income	$10,218	$19,562	$23,268

Reclassification adjustments out of accumulated other comprehensive loss into net loss were immaterial for fiscal 2014, 2013 and 2012, respectively.

3. Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of January 31,
	2014	2013
Land	$248,263	$248,263
Building improvements	49,572	49,572
Computers, equipment and software	931,171	328,318
Furniture and fixtures	58,956	38,275
Leasehold improvements	296,390	193,181
Building in progress—leased facility	40,171	0

	1,624,523	857,609
Less accumulated depreciation and amortization	(383,777)	(252,940)

	$1,240,746	$604,669

Depreciation and amortization expense totaled $185.9 million, $101.1 million and $69.8 million during fiscal 2014, 2013 and 2012, respectively.

Computers, equipment and software at January 31, 2014 and 2013 included a total of $612.0 million and $136.9 million acquired under capital lease agreements, respectively. Accumulated amortization relating to computers, equipment and software under capital leases totaled $109.1 million and $57.8 million, respectively, at January 31, 2014 and 2013. Amortization of assets under capital leases is included in depreciation and amortization expense.

In June 2013, the Company entered into a large capital lease agreement for software for a period of nine years, which consists of the contractual term of six years and a renewal option of three years. The capitalized portion will be depreciated over the estimated useful life of the software, which is nine years.

In November 2010, the Company purchased approximately 14 acres of undeveloped real estate in San Francisco, California, including entitlements and improvements associated with the land. In addition to the amounts reflected in the table above, the Company recorded $23.3 million related to the perpetual parking rights and classified such rights as a purchased intangible asset as it represents an intangible right to use the existing garage. The Company has capitalized pre-construction activities related to the development of the land, including interest costs and property taxes since the November 2010 purchase. During the first quarter of fiscal 2013, the Company suspended pre-construction activity. The total carrying value of the land, building improvements and perpetual parking rights was $321.1 million as of January 31, 2014. The Company continues to evaluate its future needs for office facilities space and its options for the undeveloped real estate, which may include selling a portion of or all the real estate holdings, or suspending pre-construction activity for several more years.

In December 2012, the Company entered into a lease agreement for approximately 445,000 rentable square feet of office space in San Francisco, California. The space rented is for the total office space available in the building, which is in the process of being constructed. As a result of the Company’s involvement during the construction period, the Company is considered for accounting purposes to be the owner of the construction project. As of January 31, 2014, the Company capitalized $40.2 million of construction costs, based on the construction costs incurred to date by the landlord, and recorded a corresponding noncurrent financing obligation liability of $40.2 million. The total expected financing obligation associated with this lease upon completion of the construction of the building, inclusive of the amounts currently recorded, is $335.8 million (See Note 10 for future commitment details). The obligation will be settled through monthly lease payments to the landlord once the construction is complete and the office space is ready for occupancy.

There was no impairment of long-lived assets during fiscal 2014, 2013 and 2012, respectively.

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

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Fair Value
Cash, cash equivalents and marketable securities	$91,549
Accounts receivable	63,320
Other current assets	20,355
Customer contract asset, current and noncurrent	205,033
Property and equipment	64,782
Other noncurrent assets	4,379
Intangible assets	706,064
Goodwill	1,848,653
Accounts payable, accrued expenses and other liabilities	(65,636)
Deferred revenue, current and noncurrent	(46,615)
Customer liability, current and noncurrent	(144,792)
Other liabilities, noncurrent	(3,104)
Deferred tax liability	(159,462)

Net assets acquired	$2,584,526

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands):

	Fair Value	Useful Life
Developed technologies	$307,200	4 - 7 years
Customer relationships	362,200	6 - 8 years
Trade name and trademark	29,400	10 years
Other purchased intangible assets	7,264	3 - 4 years

Total intangible assets subject to amortization	$706,064

Developed technologies represent the estimated fair value of ExactTarget’s digital marketing technology. Customer relationships represent the estimated fair values of the underlying relationships with ExactTarget customers. The goodwill balance is primarily attributed to the assembled workforce and expanded market opportunities when integrating ExactTarget’s digital marketing technology with the Company’s other offerings. The goodwill balance is not deductible for U.S. income tax purposes.

The Company assumed unvested options and restricted stock with an estimated fair value of $102.2 million. Of the total consideration, $17.4 million was allocated to the purchase consideration and $84.8 million was allocated to future services and will be expensed over the remaining service periods on a straight-line basis.

The amounts of revenue and earnings of ExactTarget included in the Company’s consolidated statement of operations from the acquisition date of July 12, 2013 to the period ending January 31, 2014 are as follows (in thousands):

Total revenues	$194,008
Loss	$(152,948)

The following pro forma financial information summarizes the combined results of operations for the Company and ExactTarget, which was significant for purposes of the unaudited pro forma financial information disclosure, as though the companies were combined as of the beginning of the Company’s fiscal 2013.

The unaudited pro forma financial information was as follows (in thousands):

	Fiscal Year Ended January 31,
	2014	2013
Total revenues	$4,267,166	$3,279,421
Loss	$(364,659)	$(346,636)

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

The pro forma financial information for the year ended January 31, 2013 combines the historical results of the Company for fiscal 2013 and the historical results of ExactTarget for the year ended December 31, 2012. The pro forma financial information for the year ended January 31, 2014 combines the historical results of the Company for fiscal 2014, which include the results of ExactTarget from the date of acquisition, and the historical results of ExactTarget for the six month period ended June 30, 2013.

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

Other Fiscal 2014 Business Combinations

During fiscal 2014, the Company acquired three other companies for an aggregate of $31.7 million in cash, net of cash acquired, and has included the financial results of these companies in its consolidated financial statements from the date of each respective acquisition. The Company accounted for these transactions as business combinations. In allocating the purchase consideration based on estimated fair values, the Company recorded $14.6 million of acquired intangible assets with useful lives of three to five years, $20.6 million of goodwill, $2.8 million of net tangible assets, including cash acquired, and $4.4 million of deferred tax liabilities. Some of this goodwill balance is deductible for U.S. income tax purposes. The three aforementioned business combinations and EdgeSpring were not included in the pro forma combined historical results of operations of the Company as they are not material.

Fiscal Year 2013

Rypple

On February 1, 2012, the Company acquired for cash the outstanding stock of 2Catalyze, Inc., (“Rypple”), a provider of social performance management applications. The Company acquired Rypple to, among other things, enable customers to engage and align their employees and teams with a social performance management solution, extending the employee social network to reach every employee. The Company has included the financial results of Rypple in the consolidated financial statements from the date of acquisition, which have not been material to date. The acquisition date fair value of the consideration transferred for Rypple was approximately $50.6 million, which consisted of the following (in thousands):

Cash	$50,166
Fair value of stock options assumed	470

Total	$50,636

The fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model. The share conversion ratio of 0.044 was applied to convert Rypple options to the Company’s options.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Net tangible assets	$758
Deferred tax liability	(1,671)
Intangible assets	5,970
Goodwill	45,579

Net assets acquired	$50,636

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed were based on management’s estimates and assumptions. During fiscal 2014, the Company finalized its assessment of fair value of the assets and liabilities assumed at acquisition date. The adjustments made were not material and are not reflected above.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands):

	Fair value	Useful Life
Developed technology	$4,970	3 years
Customer relationships	1,000	1 year

Total intangible assets subject to amortization	$5,970

Developed technology represents the fair value of Rypple’s social performance management technology. Customer relationships represent the fair values of the underlying relationships and agreements with Rypple customers. The goodwill balance is primarily attributed to the assembled workforce and expanded market opportunities when integrating Rypple’s social performance management technology with the Company’s other offerings. The goodwill balance is deductible for U.S. income tax purposes.

The Company assumed unvested options with a fair value of $2.2 million. Of the total consideration, $0.5 million was allocated to the purchase consideration and $1.7 million was allocated to future services that are expensed over the remaining service periods on a straight-line basis.

Buddy Media, Inc.

On August 13, 2012, the Company acquired the outstanding stock of Buddy Media, Inc. (“Buddy”), a social media marketing platform. The Company acquired Buddy for the assembled workforce, expected synergies and expanded market opportunities when integrating Buddy’s social media marketing platform with the Company’s current offerings. The acquisition date fair value of the consideration transferred for Buddy was $735.8 million, which consisted of the following (in thousands, except share data):

Cash	$497,500
Common stock (5,571,096)	202,161
Fair value of stock options and restricted stock awards assumed	36,092

Total	$735,753

The value of the share consideration for the Company’s common stock was based on the closing price of $36.29 on the day of the acquisition. The fair value of the stock options and restricted stock awards assumed by the Company was determined using the Black-Scholes option pricing model. The share conversion ratio of 0.584 was applied to convert Buddy’s options and restricted stock awards to the Company’s options and restricted stock awards.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Current assets	$35,609
Other noncurrent assets	3,424
Current and noncurrent liabilities	(16,437)
Deferred revenue	(3,281)
Deferred tax liability	(2,436)
Intangible assets	78,340
Goodwill	640,534

Net assets acquired	$735,753

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. During fiscal 2014, the Company finalized its assessment of fair value of the assets and liabilities assumed at acquisition date. The adjustments made were not material and are not reflected above.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands):

	Fair value	Useful Life
Developed technology	$65,210	5 years
Customer relationships	11,030	5 years
Trade name and trademark	2,100	5 years

Total intangible assets subject to amortization	$78,340

Developed technology represents the fair value of Buddy’s social media marketing platform. Customer relationships represent the fair values of the underlying relationships and agreements with Buddy customers. The trade name and trademark represents the fair value of the brand and name recognition associated with the marketing of Buddy’s service offerings. The goodwill balance is primarily attributed to the assembled workforce and expanded market opportunities when integrating Buddy’s social media marketing platform with the Company’s other social media marketing offerings. The goodwill balance is not deductible for U.S. income tax purposes.

The Company assumed unvested options and restricted stock awards with a fair value of $67.4 million. Of the total consideration, $36.1 million was allocated to the purchase consideration and $31.3 million was allocated to future services that are expensed over the remaining service periods on a straight-line basis.

GoInstant, Inc.

On September 4, 2012, the Company acquired for cash the outstanding stock of GoInstant, Inc. (“GoInstant”) a provider of co-browsing technology that allows two or more people to collaboratively browse the same website together. The Company acquired GoInstant to, among other things, deliver its customers an easy to use co-browse experience. The Company has included the financial results of GoInstant in the consolidated financial statements from the date of acquisition, which have not been material to date. The acquisition date fair value of the consideration transferred for GoInstant was approximately $50.6 million, which consisted of the following (in thousands):

Cash	$49,221
Fair value of stock options assumed	1,336

Total	$50,557

The fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model. The share conversion ratio of 0.344 was applied to convert GoInstant’s options to the Company’s options.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Net tangible assets	$473
Deferred tax liability	(1,771)
Developed technology	6,560
Goodwill	45,295

Net assets acquired	$50,557

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed were based on management’s estimates and assumptions. During fiscal 2014, the Company finalized its assessment of fair value of the assets and liabilities assumed at acquisition date. The adjustments made were not material and are not reflected above.

The developed technology represents the fair value of GoInstant’s co-browsing technology and has an estimated useful life of three years. The goodwill balance is primarily attributed to the assembled workforce and expanded market opportunities when integrating GoInstant’s co-browsing technology with the Company’s other offerings. The goodwill balance is deductible for U.S. income tax purposes.

The Company assumed unvested options with a fair value of $6.2 million. Of the total consideration, $1.3 million was allocated to the purchase consideration and $4.9 million was allocated to future services that are expensed over the remaining service periods on a straight-line basis.

Other Fiscal 2013 Business Combinations

During fiscal 2013, the Company acquired five additional companies for $15.1 million in cash, net of cash acquired, and has included the financial results of these companies in its consolidated financial statements from the date of each respective acquisition. The Company accounted for these transactions as business combinations. In allocating the purchase consideration based on fair values, the Company recorded $4.1 million of acquired intangible assets with useful lives of one to three years, $12.4 million of goodwill, $0.3 million of net tangible liabilities and $1.0 million of deferred tax liabilities. Some of this goodwill balance is deductible for U.S. income tax purposes.

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter.

Goodwill consisted of the following (in thousands):

Balance as of January 31, 2012	$785,381
Rypple	45,579
Buddy Media	640,534
GoInstant	45,295
Other acquisitions	12,410
Finalization of acquisition date fair values	179

Balance as of January 31, 2013	$1,529,378
EdgeSpring	107,165
ExactTarget	1,848,653
Other acquisitions	20,646
Finalization of acquisition date fair values	(5,019)

Balance as of January 31, 2014	$3,500,823

There was no impairment of goodwill during fiscal 2014, 2013 or 2012.

Intangible Assets

Intangible assets acquired resulting from business combinations are as follows as of January 31, 2014 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life
Acquired developed technology	$659,770	$(281,766)	$378,004	4.9
Customer relationships	409,135	(53,669)	355,466	7.0
Trade name and trademark	38,930	(8,721)	30,209	9.0
Territory rights and other	11,125	(3,963)	7,162	3.8

Total	$1,118,960	$(348,119)	$770,841	6.0

Intangible assets acquired resulting from business combinations were as follows as of January 31, 2013 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life
Acquired developed technology	$310,582	$(172,823)	$137,759	2.7
Customer relationships	42,775	(21,599)	21,176	3.8
Trade name and trademark	8,820	(4,930)	3,890	2.8
Territory rights	3,203	(2,261)	942	2.4

	$365,380	$(201,613)	$163,767	2.9

The expected future amortization expense for purchased intangible assets as of January 31, 2014 is as follows (in thousands):

Fiscal Period:
Fiscal 2015	$148,889
Fiscal 2016	133,742
Fiscal 2017	126,056
Fiscal 2018	115,061
Fiscal 2019	101,453
Thereafter	145,640

Total amortization expense	$770,841

5. Convertible Senior Notes and Term Loan

Convertible Senior Notes

(In thousands)	Par Value	Equity Component Recorded at Issuance		Liability Component of Par Value as of January 31,
				2014	2013
0.75% Convertible Senior Notes due January 15, 2015	$568,864	$125,530	(1)	$542,159	$521,278
0.25% Convertible Senior Notes due April 1, 2018	1,150,000	122,421	(2)	1,046,930	0

(1)	This amount represents the equity component recorded at the initial issuance of the 0.75% convertible senior notes. As of January 31, 2014, $26.7 million was reclassified as temporary equity on the consolidated balance sheet as these notes are convertible.
(2)	This amount represents the equity component recorded at the initial issuance of the 0.25% convertible senior notes.

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

The Notes consisted of the following (in thousands):

	As of January 31,
	2014	2013
Liability component :
Principal:
0.75% Senior Notes (1)	$568,864	$574,890
0.25% Senior Notes (1)	1,150,000	0
Less: debt discount, net
0.75% Senior Notes (2)	(26,705)	(53,612)
0.25% Senior Notes (3)	(103,070)	0

Net carrying amount	$1,589,089	$521,278

(1)	The effective interest rates of the 0.75% Senior Notes and 0.25% Senior Notes are 5.86% and 2.53%, respectively. These interest rates were based on the interest rates of a similar liability at the time of issuance that did not have an associated convertible feature.
(2)	Included in the consolidated balance sheets within Convertible 0.75% Senior Notes (which is classified as a current liability, as these notes were convertible) and is amortized over the life of the 0.75% Senior Notes using the effective interest rate method.
(3)	Included in the consolidated balance sheets within Convertible 0.25% Senior Notes (which is classified as a noncurrent liability) and is amortized over the life of the 0.25% Senior Notes using the effective interest rate method.

The total estimated fair values of the Company’s 0.75% Senior Notes and 0.25% Senior Notes at January 31, 2014 were $1.6 billion and $1.3 billion, respectively. The fair value was determined based on the closing trading price per $100 of the 0.75% Senior Notes and 0.25% Senior Notes as of the last day of trading for fiscal 2014.

Based on the closing price of the Company’s common stock of $60.53 on January 31, 2014, the if-converted value of the 0.75% Senior Notes exceeded their principal amount by approximately $1.0 billion and the if-converted value of the 0.25% Senior Notes was less than their principal amount.

Through the filing of this Form 10-K, the Company has received conversion notices on our 0.75% Senior Notes for approximately $280.0 million in aggregate principal balance that the Company will settle in fiscal 2015.

Note Hedges

To minimize the impact of potential economic dilution upon conversion of the Notes, the Company entered into convertible note hedge transactions with respect to its common stock (the “Note Hedges”).

(in thousands, except for shares)	Date	Purchase	Shares
0.75% Note Hedges	January 2010	$126,500	26,943,812
0.25% Note Hedges	March 2013	$153,800	17,308,880

The Note Hedges cover shares of the Company’s common stock at a strike price that corresponds to the initial conversion price of the respective Notes, also subject to adjustment, and are exercisable upon conversion of the Notes. The Note Hedges will expire upon the maturity of the Notes. The Note Hedges are intended to reduce the potential economic dilution upon conversion of the Notes in the event that the market value per share of the Company’s common stock, as measured under the Notes, at the time of exercise is greater than the conversion price of the Notes. The Note Hedges are separate transactions and are not part of the terms of the Notes. Holders of the Notes will not have any rights with respect to the Note Hedges. The Company initially recorded a deferred tax asset of $51.4 million in connection with the 0.75% Note Hedges. The Note Hedges do not impact earnings per share.

Warrants

	Date	Proceeds (in thousands)	Shares	Strike Price
0.75% Warrants	January 2010	$59,300	26,943,812	$29.88
0.25% Warrants	March 2013	$84,800	17,308,880	$90.40

Separately, in January 2010 and March 2013, the Company also entered into warrant transactions (the “0.75% Warrants” and the “0.25% Warrants”, respectively) (collectively, the “Warrants”), whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, shares of the Company’s common stock. As the average market value per share of the Company’s common stock for the reporting period, as measured under the 0.75% Warrants, exceeds the strike price of the 0.75% Warrants, the 0.75% Warrants would have a dilutive effect on the Company’s earnings/loss per share if the Company were to report net income for fiscal 2014. The Warrants were anti-dilutive for the periods presented. The Warrants are separate transactions, entered into by the Company and are not part of the terms of the Notes or Note Hedges. Holders of the Notes and Note Hedges will not have any rights with respect to the Warrants.

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

Interest is due and payable in arrears quarterly for the loan bearing interest at the base rate and at the end of an interest period in the case of the loan bearing interest at the adjusted LIBOR rate. The Term Loan is payable in quarterly installments equal to $7.5 million beginning on September 30, 2013, with the remaining outstanding principal amount of the term loan being due and payable on the Maturity Date. The Company may prepay the Term Loan, in whole or in part at any time during the term of the Term Loan. Amounts repaid or prepaid may not be reborrowed under the terms of the Credit Agreement. The Term Loan is secured by a pledge of 100 percent of the equity securities of the Company’s direct domestic subsidiaries and 65 percent of the equity securities of the Company’s foreign subsidiaries.

The Credit Agreement contains certain customary affirmative and negative covenants, including a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, a limit on the Company’s ability to incur additional indebtedness, issue preferred stock or pay dividends, and certain other restrictions on the Company’s activities each defined specifically in the Credit Agreement. The Company was in compliance with the Credit Agreement’s covenants as of January 31, 2014.

The weighted average interest rate on the Term Loan was 2.0% for fiscal 2014. As of January 31, 2014, the current portion outstanding under the Term Loan was $30.0 million and the noncurrent outstanding portion was $255.0 million. Future principal payments on the Term Loan are payable as follows: $30.0 million during fiscal 2015; $30.0 million during fiscal 2016; and $235.0 million during fiscal 2017.

Interest Expense

The following table sets forth total interest expense recognized related to the Notes and the Term Loan prior to capitalization of interest (in thousands):

	Fiscal Year Ended January 31,
	2014	2013	2012
Contractual interest expense	$10,195	$4,313	$4,312
Amortization of debt issuance costs	4,470	1,324	1,324
Amortization of debt discount	46,942	25,131	23,720

	$61,607	$30,768	$29,356

6. Other Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of January 31,
	2014	2013
Deferred income taxes, net	$49,279	$7,321
Prepaid income taxes	23,571	21,180
Customer contract asset	77,368	0
Prepaid expenses and other current assets	158,962	104,813

	$309,180	$133,314

Customer contract asset reflects future billings of amounts that are contractually committed by ExactTarget’s existing customers as of the acquisition date that will be billed in the next twelve months. As the Company bills these customers this balance will reduce and accounts receivable will increase.

Capitalized Software, net

Capitalized software consisted of the following (in thousands):

	As of January 31,
	2014	2013
Capitalized internal-use software development costs, net of accumulated amortization of $101,687 and $72,448, respectively	$72,915	$59,647
Acquired developed technology, net of accumulated amortization of $294,628 and $179,906, respectively	409,002	147,676

	$481,917	$207,323

Capitalized internal-use software amortization expense totaled $29.2 million, $22.1 million and $15.8 million for fiscal 2014, 2013 and 2012, respectively. Acquired developed technology amortization expense totaled $114.7 million, $80.0 million and $62.1 million for fiscal 2014, 2013 and 2012, respectively.

The Company capitalized $3.5 million, $3.4 million and $2.4 million of stock-based expenses related to capitalized internal-use software development and deferred professional services during fiscal 2014, 2013 and 2012, respectively.

Other Assets, net

Other assets consisted of the following (in thousands):

	As of January 31,
	2014	2013
Deferred income taxes, noncurrent, net	$9,691	$19,212
Long-term deposits	17,970	13,422
Purchased intangible assets, net of accumulated amortization of $66,399 and $28,790, respectively	416,119	49,354
Acquired intellectual property, net of accumulated amortization of $11,304 and $7,074, respectively	11,957	13,872
Strategic investments	92,489	51,685
Customer contract asset	18,182	0
Other	47,082	21,415

	$613,490	$168,960

Customer contract asset reflects the noncurrent portion of future billings that are contractually committed by ExactTarget’s existing customers as of the acquisition date.

Purchased intangible assets amortization expense for fiscal 2014, 2013 and 2012 was $37.6 million, $10.9 million and $8.0 million, respectively. Acquired intellectual property amortization expense for fiscal 2014, 2013 and 2012 was $4.2 million, $3.9 million and $2.4 million, respectively.

Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of January 31,
	2014	2013
Accounts payable	$64,988	$14,535
Accrued compensation	397,002	311,595
Accrued other liabilities	235,543	138,165
Accrued income and other taxes payable	153,026	120,341
Accrued professional costs	15,864	10,064
Customer liability, current	53,957	0
Accrued rent	13,944	3,006

	$934,324	$597,706

Customer liability reflects the legal obligation to provide future services that are contractually committed by ExactTarget’s existing customers but unbilled as of the acquisition date. As these services are invoiced, this balance will reduce and deferred revenue will increase.

Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following (in thousands):

	As of January 31,
	2014	2013
Deferred income taxes and income taxes payable	$108,760	$49,074
Customer liability, noncurrent	13,953	0
Financing obligation, building in progress—leased facility	40,171	0
Long-term lease liabilities and other	594,303	126,658

	$757,187	$175,732

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

On February 1, 2013, 14.0 million additional shares were reserved under the 2004 Equity Incentive Plan and 4.0 million additional shares were reserved under the ESPP pursuant to the automatic increase in each respective plan.

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

In September 2011, the Company’s Board of Directors amended and restated the ESPP. In conjunction with the amendment of the ESPP, the Company’s Board of Directors determined that the offerings under the ESPP would commence, beginning with a twelve month offering period starting in December 2011. As of January 31, 2014, $23.9 million has been withheld on behalf of employees for future purchases under the plan and is recorded in accrued expenses and other liabilities. Employees purchased 2.9 million shares for $92.5 million and 3.0 million shares for $69.1 million, in fiscal 2014 and 2013, respectively, under the ESPP.

Prior to February 1, 2006, options issued under the Company’s stock option plans generally had a term of 10 years. From February 1, 2006 through July 3, 2013, options issued had a term of 5 years. After July 3, 2013, options issued have a term of 7 years.

Stock activity excluding the ESPP is as follows:

		Options Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2013	11,759,740	29,983,292	$26.60
Increase in shares authorized:
2004 Equity Incentive Plan	14,000,000	0	0.00
2013 Equity Incentive Plan	76,443,240	0	0.00
2010 EdgeSpring Plan	124,859	0	0.00
2004 ExactTarget Plan	136,986	0	0.00
2008 ExactTarget Plan	3,202,185	0	0.00
Options granted under all plans	(10,866,107)	10,866,107	41.08
Restricted stock activity	(14,792,960)
Stock grants to board and advisory board members	(210,320)
Exercised	0	(9,932,832)	19.25
1999 Plan shares expired	(26,257,609)	0	0.00
Cancelled	2,312,522	(2,312,522)	31.37

Balance as of January 31, 2014	55,852,536	28,604,045	$34.26	$751,314

Vested or expected to vest		27,258,499	$33.81	$728,393

Exercisable as of January 31, 2014		10,921,637	$26.45	$372,249

The total intrinsic value of the options exercised during fiscal 2014, 2013 and 2012 was $292.3 million, $506.9 million and $224.9 million, respectively. The intrinsic value is the difference between the current market value of the stock and the exercise price of the stock option.

The weighted-average remaining contractual life of vested and expected to vest options is approximately 3.8 years.

As of January 31, 2014, options to purchase 10,921,637 shares were vested at a weighted average exercise price of $26.45 per share and had a remaining weighted-average contractual life of approximately 2.3 years. The total intrinsic value of these vested options as of January 31, 2014 was $372.2 million.

The following table summarizes information about stock options outstanding as of January 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$0.26 to $17.06	4,142,029	2.3	$10.93	3,400,198	$11.56
$17.83 to $27.06	4,952,072	3.9	25.61	2,022,376	25.97
$27.56 to $35.07	2,016,954	3.7	31.54	754,568	31.94
$35.63	4,424,751	1.8	35.63	3,129,209	35.63
$35.87 to $39.09	6,261,008	3.6	38.02	1,588,536	37.96
$40.19 to $52.14	898,060	5.7	42.90	26,750	42.11
$52.30 to $59.37	5,909,171	6.8	52.49	0	0.00

	28,604,045	3.9	$34.26	10,921,637	$26.45

Restricted stock activity is as follows:

	Restricted Stock Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2012	19,849,052	$0.001
Granted	16,283,752	0.001
Cancelled	(2,471,624)	0.001
Vested and converted to shares	(6,878,560)	0.001

Balance as of January 31, 2013	26,782,620	$0.001
Granted	10,884,991	0.001
Cancelled	(3,616,383)	0.001
Vested and converted to shares	(9,397,650)	0.001

Balance as of January 31, 2014	24,653,578	$0.001	$1,492,281

Expected to vest	21,442,620		$1,297,922

The restricted stock, which upon vesting entitles the holder to one share of common stock for each share of restricted stock, has an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and generally vest over 4 years.

The weighted-average grant date fair value of the restricted stock issued for fiscal 2014, 2013 and 2012 was $46.99, $37.71 and $30.47, respectively.

Common Stock

The following number of shares of common stock were reserved and available for future issuance at January 31, 2014:

Options outstanding	28,604,045
Restricted stock awards and units outstanding	24,653,578
Stock available for future grant:
2013 Equity Incentive Plan	55,626,162
2006 Inducement Equity Incentive Plan	226,374
2004 Employee Stock Purchase Plan	6,114,165
Convertible senior notes	43,965,164
Warrants	44,252,692

203,442,180

During fiscal years 2014, 2013 and 2012, certain board members received stock grants totaling 108,800 shares of common stock, 102,400 shares of common stock and 147,200 shares of common stock, respectively for board services pursuant to the terms described in the 2013 Plan and previously, the 2004 Outside Directors Stock Plan. The expense related to these awards, which was expensed immediately at the time of the issuance, totaled $4.5 million, $3.8 million and $4.9 million for fiscal 2014, 2013 and 2012, respectively.

Preferred Stock

The Company’s board of directors has the authority, without further action by stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. The ability to issue preferred stock could delay or impede a change in control. As of January 31, 2014 and 2013, no shares of preferred stock were outstanding.

8. Income Taxes

Effective Tax Rate

The domestic and foreign components of loss before provision for (benefit from) income taxes consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2014	2013	2012
Domestic	$(326,392)	$(90,743)	$(27,303)
Foreign	(31,543)	(37,051)	(6,014)

	$(357,935)	$(127,794)	$(33,317)

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2014	2013	2012
Current:
Federal	$(10,431)	$12,896	$9,344
State	(245)	3,021	4,346
Foreign	39,784	30,261	15,709

Total	29,108	46,178	29,399
Deferred:
Federal	(128,798)	72,656	(36,601)
State	(22,012)	28,538	(10,603)
Foreign	(4,058)	(4,721)	(3,940)

Total	(154,868)	96,473	(51,144)

Provision for (benefit from) for income taxes	$(125,760)	$142,651	$(21,745)

During fiscal 2013, the Company established a valuation allowance for a significant portion of its deferred tax assets and recognized a tax expense of $186.8 million. During fiscal 2014, the Company recorded a partial release of its valuation allowance primarily in connection with the acquisition of ExactTarget. Due to the ExactTarget acquisition, a deferred tax liability was recorded for the book-tax basis difference related to purchased intangibles. The net deferred tax liability from acquisitions provided an additional source of income to support the realizability of the Company’s pre-existing deferred tax assets and as a result, the Company released a portion of its valuation allowance and recorded a tax benefit of $143.1 million for fiscal 2014.

During fiscal 2014, 2013 and 2012, the Company recorded net tax benefits that resulted from allocating certain tax effects related to exercises of stock options and vesting of restricted stocks directly to stockholders’ equity in the amount of $8.0 million, $7.2 million and $1.6 million, respectively.

A reconciliation of income taxes at the statutory federal income tax rate to the provision for (benefit from) income taxes included in the accompanying consolidated statements of operations is as follows (in thousands):

	Fiscal Year Ended January 31,
	2014	2013	2012
U.S. federal taxes at statutory rate	$(125,277)	$(44,729)	$(11,661)
State, net of the federal benefit	(10,780)	(969)	(6)
Foreign taxes in excess of the U.S. statutory rate	33,412	16,931	10,555
Change in valuation allowance	(25,048)	186,806	0
Tax credits	(22,293)	(17,670)	(15,049)
Non-deductible expenses	21,407	4,807	5,345
Tax expense/(benefit) from acquisitions	1,811	(3,568)	(12,575)
Other, net	1,008	1,043	1,646

	$(125,760)	$142,651	$(21,745)

The Company receives certain tax incentives in Switzerland and Singapore in the form of reduced tax rates. These temporary tax reduction programs will both expire in fiscal 2016.

Deferred Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	As of January 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$259,465	$62,603
Deferred stock compensation	82,840	69,593
Tax credits	107,381	75,812
Deferred rent expense	47,063	28,022
Accrued liabilities	79,235	63,257
Deferred revenue	8,522	30,441
Basis difference on investment	11,999	8,569
Financing obligation	63,673	0
Other	17,762	9,916

Total deferred tax assets	677,940	348,213
Less valuation allowance	(180,223)	(192,682)

Deferred tax assets, net of valuation allowance	497,717	155,531
Deferred tax liabilities:
Deferred commissions	(87,625)	(72,470)
Purchased intangibles	(259,409)	(14,739)
Unrealized gains on investments	(5,232)	(2,768)
Depreciation and amortization	(144,752)	(41,832)
Other	(3,599)	(7,351)

Total deferred tax liabilities	(500,617)	(139,160)

Net deferred tax assets	$(2,900)	$16,371

At January 31, 2014, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1.8 billion, which expire in fiscal 2021 through fiscal 2034, federal research and development tax credits of approximately $72.8 million, which expire in fiscal 2020 through fiscal 2034, foreign tax credits of approximately $15.4 million, which expires in fiscal 2019 through fiscal 2024, and minimum tax credits of $0.7 million, which have no expiration date. The Company also had net operating loss carryforwards for California of approximately $794.6 million which expire beginning in fiscal 2015 through fiscal 2034 and state research and development tax credits of approximately $68.1 million, which do not expire, and $9.5 million of state enterprise zone tax credits, which expires in fiscal 2024. Company also had other states net operating loss carryforwards of approximately $600.0 million which expire beginning in fiscal 2015 through fiscal 2034. Utilization of the Company’s net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

The Company regularly assesses the need for a valuation allowance against its deferred tax assets by considering both positive and negative evidence related to the likelihood of the realization of its deferred taxes to determine if it is more-likely-than-not that some or all of its deferred tax assets will be realized. In evaluating the need for a valuation allowance, the Company considers its cumulative loss in recent years as a significant piece of negative evidence. During fiscal 2014, the valuation allowance decreased by $12.5 million. The net reduction was primarily due to the partial release of the valuation allowance in connection with the acquisition of ExactTarget offset with the increase in the valuation allowance due to current year operating losses. The Company will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions going forward and adjust the valuation allowance accordingly.

The excess tax benefits associated with stock option exercises are recorded directly to stockholders’ equity only when the tax deduction is realized on the income tax returns. As a result, the excess tax benefits included in net operating loss carryforwards but are not reflected in deferred tax assets for fiscal 2014 and 2013 are $408.8 million and $316.2 million, respectively.

Tax Benefits Related to Stock-Based Compensation

The total income tax benefit related to stock-based awards was $147.8 million $113.9 million and $76.0 million for fiscal 2014, 2013 and 2012, respectively, the majority of which was not recognized as a result of the valuation allowance since fiscal 2013.

Unrecognized Tax Benefits and Other Considerations

Tax positions for the Company and its subsidiaries are subject to income tax audits by many tax jurisdictions throughout the world. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50 percent likely to be realized upon settlement with the taxing authority. The Company had gross unrecognized tax benefits of $102.3 million, $75.1 million and $52.0 million as of January 31, 2014, 2013 and 2012 respectively.

A reconciliation of the beginning and ending balance of total unrecognized tax benefits for fiscal years 2014, 2013, and 2012 is as follows (in thousands):

	Fiscal Year Ended January 31,
	2014	2013	2012
Balance as of February 1,	$75,144	$51,971	$27,462
Tax positions taken in prior period:
Gross increases	8,420	7,304	10,008
Gross decreases	(4,466)	(4,460)	(23)
Tax positions taken in current period:
Gross increases	27,952	24,401	15,965
Settlements	0	(121)	0
Lapse of statute of limitations	(5,205)	(4,159)	(1,143)
Currency translation effect	430	208	(298)

Balance as of January 31,	$102,275	$75,144	$51,971

For fiscal 2014, 2013 and 2012 total unrecognized tax benefits in an amount of $34.9 million, $32.3 million, and $39.1 million respectively, if recognized, would reduce income tax expense and the Company’s effective tax rate after considering the impact of the change in valuation allowance in the U.S. since fiscal 2013.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the income tax provision. The Company accrued penalties and interest in the amount of $0.6 million, $0.3 million and $0.6 million in income tax expense during fiscal 2014, 2013 and 2012. The balance in the non-current income tax payable related to penalties and interest was $3.3 million, $1.7 million and $1.4 million as of January 31, 2014, 2013 and 2012 respectively.

The Company has operations and taxable presence in multiple jurisdictions in the U.S. and outside of the U.S. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions around the world. The Company currently considers U.S. federal and state, Canada, Japan, Germany, France and the United Kingdom to be major tax jurisdictions. The Company’s U.S. federal and state tax returns since February 1999, which was the inception of the Company, remain open to examination. With some exceptions, tax years prior to fiscal 2008 in jurisdictions outside of U.S. are generally closed. However, in Japan and United Kingdom, the Company is no longer subject to examinations for years prior to fiscal 2009 and fiscal 2011, respectively.

In fiscal 2014, the U.S. Internal Revenue Service and California Franchise Tax Board began its examinations for the Company’s tax returns for the periods covering fiscal 2011 to 2012 and fiscal 2009 to 2010 respectively. The Company also has examinations in other international jurisdictions, including Canada, Japan, Germany and the United Kingdom. The Company regularly evaluates its uncertain tax positions and the likelihood of outcomes from these tax examinations. Significant judgment and estimates are necessary in the determination of income tax reserves. Although it is often difficult to predict the outcomes of tax examinations, the Company believes that it has provided adequate reserves for its income tax uncertainties. In the next twelve months, the Company does not expect the unrecognized tax benefits balance to materially change due to the uncertainty with these on-going examinations.

9. Earnings/Loss Per Share

Basic earnings/loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the fiscal period. Diluted earnings/loss per share is computed giving effect to all potential weighted average dilutive common stock, including options, restricted stock units, warrants and the convertible senior notes. The dilutive effect of outstanding awards and convertible securities is reflected in diluted earnings per share by application of the treasury stock method. Diluted loss per share for fiscal 2014, 2013 and 2012 are the same as basic loss per share as there is a net loss in these periods and inclusion of potentially issuable shares would be anti-dilutive.

A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands):

	Fiscal Year Ended January 31,
	2014	2013	2012
Numerator:
Net loss	$(232,175)	$(270,445)	$(11,572)

Denominator:
Weighted-average shares outstanding for basic loss per share	597,613	564,896	541,208
Effect of dilutive securities:
Convertible senior notes	0	0	0
Employee stock awards	0	0	0
Warrants	0	0	0

Adjusted weighted-average shares outstanding and assumed conversions for diluted loss per share	597,613	564,896	541,208

The weighted-average number of shares outstanding used in the computation of basic and diluted earnings/loss per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings/loss per share because the effect would have been anti-dilutive (in thousands):

	Fiscal Year Ended January 31,
	2014	2013	2012
Stock awards	19,664	30,068	30,240
Convertible senior notes	43,965	26,940	26,940
Warrants	44,253	26,944	26,944

10. Commitments

Letters of Credit

As of January 31, 2014, the Company had a total of $55.4 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through December 2030.

Leases

The Company leases facilities space and certain fixed assets under non-cancelable operating and capital leases with various expiration dates.

As of January 31, 2014, the future minimum lease payments under non-cancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases	Financing Obligation, Building in Progress—Leased Facility(1)
Fiscal Period:
Fiscal 2015	$77,455	$196,514	$0
Fiscal 2016	72,193	189,757	1,777
Fiscal 2017	73,845	160,521	16,877
Fiscal 2018	83,369	129,733	21,107
Fiscal 2019	99,643	119,027	21,551
Thereafter	200,000	587,528	274,512

Total minimum lease payments	606,505	$1,383,080	$335,824

Less: amount representing interest	(88,260)

Present value of capital lease obligations	$518,245

(1)	Total Financing Obligation, Building in Progress—Leased Facility noted above represents the total obligation on the lease agreement noted in Footnote 3, “Property and Equipment”, and includes $40.2 million that was recorded to Financing obligation, building in progress—leased facility, which is included in Other noncurrent liabilities on the balance sheet.

The Company’s agreements for the facilities and certain services provide the Company with the option to renew. The Company’s future contractual obligations would change if the Company exercised these options.

The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Of the total operating lease commitment balance of $1.4 billion, approximately $1.3 billion is related to facilities space. The remaining commitment amount is related to computer equipment, other leases, data center capacity and our development and test data center.

Rent expense for fiscal 2014, 2013 and 2012 was $123.6 million, $88.3 million and $70.3 million, respectively.

11. Employee Benefit Plan

The Company has a 401(k) plan covering all eligible employees in the United States. Since January 1, 2006, the Company has been contributing to the plan. Total Company contributions during fiscal 2014, 2013 and 2012, were $27.9 million, $22.1 million and $15.7 million, respectively.

12. Legal Proceedings and Claims

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

Since the Foundation’s inception, the Company has provided at no charge certain resources to Foundation employees such as office space. The value of these items was approximately $997,000 for fiscal 2014.

Additionally, the Company has donated subscriptions to the Company’s service to other qualified non-profit organizations. The Company also allows an affiliate of the Foundation to resell the Company’s service to non-profit organizations. The Company does not charge the affiliate for these subscriptions, so any revenue from subscriptions provided to non-profit organizations is retained by the Foundation to fund its charitable work. The value of the subscriptions was approximately $15.1 million for fiscal 2014. The Company plans to continue these programs.

14. Subsequent Events

The Company evaluated subsequent events through the date this Annual Report on Form 10-K was filed with the SEC.

15. Selected Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for fiscal 2014 and 2013 is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
	(in thousands, except per share data)
Fiscal 2014
Revenues	$892,633	$957,094	$1,076,034	$1,145,242	$4,071,003
Gross profit	683,639	739,377	807,847	871,712	3,102,575
Loss from operations	(44,540)	(39,857)	(97,931)	(103,746)	(286,074)
Net income (loss)	(67,721)	76,603	(124,434)	(116,623)	(232,175)
Basic net income (loss) per share	$(0.12)	$0.13	$(0.21)	$(0.19)	$(0.39)
Diluted net income (loss) per share	$(0.12)	$0.12	$(0.21)	$(0.19)	$(0.39)

Fiscal 2013
Revenues	$695,467	$731,649	$788,398	$834,681	$3,050,195
Gross profit	543,916	569,231	602,150	651,319	2,366,616
Loss from operations	(22,249)	(13,466)	(54,188)	(20,807)	(110,710)
Net loss	(19,475)	(9,829)	(220,297)	(20,844)	(270,445)
Basic net loss per share (1)	$(0.04)	$(0.02)	$(0.39)	$(0.04)	$(0.48)
Diluted net loss per share (1)	$(0.04)	$(0.02)	$(0.39)	$(0.04)	$(0.48)

(1)	Prior period results have been adjusted to reflect the four-for-one stock split through a stock dividend which occurred in April 2013.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2014 based on the 1992 framework established in Internal Control—Integrated Framework (1992 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of ExactTarget, Inc. (ExactTarget), which we acquired July 12, 2013, as discussed in Note 4, “Business Combinations,” of the Notes to the Consolidated Financial Statements. We have included the financial results of ExactTarget in the consolidated financial statements from the date of acquisition. Total revenues subject to ExactTarget’s internal control over financial reporting represented less than five percent of our consolidated total revenues for the fiscal year ended January 31, 2014. Total assets and net assets subject to ExactTarget’s internal control over financial reporting represented less than four percent and less than six percent, respectively, of our consolidated total assets and consolidated net assets, excluding acquisition method fair value adjustments, as of January 31, 2014.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2014. We reviewed the results of management’s assessment with our Audit Committee.

The effectiveness of our internal control over financial reporting as of January 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended January 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 28, 2014, we filed a Form 8-K with the Securities and Exchange Commission disclosing that (i) Mr. Graham Smith intends to retire from his position as our Executive Vice President and Chief Financial Officer on March 31, 2015, and (ii) on February 24, 2014, our board of directors appointed Mr. Joe Allanson to serve as our principal accounting officer, in addition to Mr. Allanson continuing to serve as our Senior Vice President, Chief Accountant and Corporate Controller.

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

We have adopted a code of ethics, our Code of Conduct, which applies to all employees, including our principal executive officer, Marc Benioff, chief financial officer, Graham Smith, principal accounting officer, Joe Allanson, and all other executive officers. The Code of Conduct is available on our website at http://www.salesforce.com/company/investor/governance/. A copy may also be obtained without charge by contacting Investor Relations, salesforce.com, inc., The Landmark @ One Market, Suite 300, San Francisco, California 94105 or by calling (415) 901-7000.

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

(c) Financial Statement Schedules.

salesforce.com, inc.

Schedule II Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions	Deductions Write-offs	Balance at End of Year
Fiscal year ended January 31, 2014
Allowance for doubtful accounts	$1,853,000	$7,963,000	$5,047,000	$4,769,000
Fiscal year ended January 31, 2013
Allowance for doubtful accounts	$1,273,000	$6,350,000	$5,770,000	$1,853,000
Fiscal year ended January 31, 2012
Allowance for doubtful accounts	$1,711,000	$4,174,000	$4,612,000	$1,273,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 5, 2014
salesforce.com, inc.

	By:	/S/ GRAHAM SMITH
Graham Smith
Chief Financial Officer

Dated: March 5, 2014
salesforce.com, inc.

	By:	/S/ JOE ALLANSON
Joe Allanson
Senior Vice President, Chief Accountant and Controller (Principal Accounting Officer)

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

Signature	Title	Date

/s/ MARC BENIOFF Marc Benioff	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 5, 2014

/s/ KEITH BLOCK Keith Block	President and Vice Chairman	March 5, 2014

/s/ GRAHAM SMITH Graham Smith	Chief Financial Officer	March 5, 2014

/s/ CRAIG CONWAY Craig Conway	Director	March 5, 2014

/s/ ALAN HASSENFELD Alan Hassenfeld	Director	March 5, 2014

Signature	Title	Date

/s/ CRAIG RAMSEY Craig Ramsey	Director	March 5, 2014

/s/ JOHN ROOS John Roos	Director	March 5, 2014

/s/ SANFORD R. ROBERTSON Sanford R. Robertson	Director	March 5, 2014

/s/ LAWRENCE TOMLINSON Lawrence Tomlinson	Director	March 5, 2014

/s/ ROBIN WASHINGTON Robin Washington	Director	March 5, 2014

/s/ MAYNARD WEBB Maynard Webb	Director	March 5, 2014

Index to Exhibits

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger dated June 3, 2012, by and among salesforce.com, inc., Bullseye Merger Corporation, Buddy Media, Inc., and Shareholder Representative Services LLC		8-K	001-32224	2.1	06/04/2012

2.2	Acquisition Agreement dated as of June 3, 2013, by and among salesforce.com, inc., Excalibur Acquisition Corp. and ExactTarget, Inc.		8-K	001-32224	2.1	06/04/2013

3.1	Amended and Restated Certificate of Incorporation of salesforce.com, inc.		8-K	001-32224	3.1	06/11/2013

3.2	Amended and Restated Bylaws of salesforce.com, inc.		8-K	001-32224	3.2	06/11/2013

4.1	Specimen Common Stock Certificate		S-1/A	333-111289	4.2	04/20/2004

4.2	Indenture dated as of January 19, 2010 between salesforce.com, inc. and U.S. Bank National Association, including the form of 0.75% Convertible Senior Notes due 2015 therein		8-K	001-32224	4.1	01/19/2010

4.3	Indenture dated March 18, 2013 between salesforce.com, inc. and U.S. Bank National Association including the form of 0.25% Convertible Senior Notes due 2018 therein		8-K	001-32224	4.1	03/18/2013

10.1*	Form of Indemnification Agreement between salesforce.com, inc. and its officers and directors		S-1/A	333-111289	10.1	04/20/2004

10.2*	1999 Stock Option Plan, as amended		10-K	001-32224	10.2	03/15/2006

10.3*	2004 Equity Incentive Plan, as amended		10-Q	001-32224	10.1	08/22/2008

10.4*	2004 Employee Stock Purchase Plan, as amended		10-Q	001-32224	10.3	11/29/2011

10.5*	2004 Outside Directors Stock Plan, as amended		10-K	001-32224	10.5	03/23/2011

10.6*	2006 Inducement Equity Incentive Plan		8-K	001-32224	10.1	06/08/2012

10.7*	Kokua Bonus Plan		8-K	001-32224	10.2	06/08/2012

10.8*	Radian6 Technologies Inc. Third Amended and Restated Stock Option Plan and form of agreement thereunder		S-8	333-174209	4.3	05/13/2011

10.9*	Assistly, Inc. 2009 Stock Plan		S-8	333-177018	4.2	09/27/2011

10.10*	Model Metrics, Inc. 2008 Stock Plan		S-8	333-178606	4.1	12/19/2011

10.11*	2Catalyze, Inc. Second Amended 2008 Stock Option Plan and Form of Option Agreement thereunder		S-8	333-179317	4.1	02/02/2012

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date

10.12*	Buddy Media, Inc. 2007 Equity Incentive Plan, as amended		S-8	333-183580	4.2	08/27/2012

10.13*	Goinstant, Inc. Stock Option Plan		S-8	333-183885	4.1	09/13/2012

10.14	Resource Sharing Agreement dated as of January 29, 2009 between salesforce.com, inc., salesforce.com foundation, and salesforce.org		10-K	001-32224	10.10	03/09/2009

10.15	Reseller Agreement dated as of January 30, 2009 between salesforce.com, inc. and salesforce.org, as amended		10-Q	001-32224	10.1	05/25/2012

10.16*	Form of Offer Letter and schedule of omitted details thereto		10-K	001-32224	10.11	03/09/2012

10.17*	Form of Change of Control and Retention Agreement as entered into with Marc Benioff		10-K	001-32224	10.13	03/09/2009

10.18*	Form of Change of Control and Retention Agreement as entered into with Keith Block, Parker Harris, George Hu, Maria Martinez, Burke Norton, Graham Smith and Frank van Veenendaal		10-K	001-32224	10.14	03/09/2009

10.19	Form of Convertible Bond Hedge Confirmation		8-K	001-32224	10.2	01/19/2010

10.20	Form of Warrant Confirmation		8-K	001-32224	10.3	01/19/2010

10.21**	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of October 21, 2010 by and between ARE-San Francisco No. 22, LLC and Bay Jacaranda No. 3334, LLC		10-K/A	001-32224	10.18	06/24/2011

10.22**	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of October 21, 2010 by and between ARE-San Francisco No. 16, LLC and Bay Jacaranda No. 2932, LLC		10-K/A	001-32224	10.19	06/24/2011

10.23**	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of October 21, 2010 by and between ARE-San Francisco No. 19, LLC and Bay Jacaranda No. 2627, LLC		10-K/A	001-32224	10.20	06/24/2011

10.24	Form of Convertible Bond Hedge Confirmation		8-K	001-32224	10.2	03/18/2013

10.25	Form of Warrant Confirmation		8-K	001-32224	10.3	03/18/2013

10.26*	EdgeSpring, Inc. 2010 Equity Incentive Plan		S-8	333-189249	4.1	06/12/2013

10.27*	ExactTarget, Inc. 2004 Stock Option Plan		S-8	333-189980	4.1	07/16/2013

10.28*	ExactTarget, Inc. 2008 Equity Incentive Plan		S-8	333-189980	4.2	07/16/2013

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date

10.29*	Employment Offer Letter, dated May 2, 2013, between salesforce.com, inc. and Keith Block		8-K	001-32224	10.1	06/11/2013

10.30*	2013 Equity Incentive Plan and related forms of agreements		8-K	001-32224	10.2	06/11/2013

10.31	Credit Agreement, dated as of July 11, 2013, by and among salesforce.com, inc., the guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent		8-K	001-32224	10.1	07/15/2013

10.32*	Separation Agreement and Release dated as of November 8, 2013, by and between salesforce.com, inc. and Hilarie Koplow-McAdams	X

10.33*	Separation Agreement and Release dated as of January 31, 2014, by and between salesforce.com, inc. and Blair Crump	X

21.1	List of Subsidiaries	X

23.1	Consent of Independent Registered Public Accounting Firm	X

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)	X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Extension Definition

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested for a portion of this exhibit.
†	The financial information contained in these XBRL documents is unaudited and these are not the official publicly filed financial statements of salesforce.com, inc. The purpose of submitting these XBRL documents is to test the related format and technology, and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.