Form 10-Q
period 2014-04-30
SALESFORCE COM INC
filed 2014-05-30
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2014
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2014, there were approximately 614.0 million shares of the Registrant’s Common Stock outstanding.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
salesforce.com, inc.
Condensed Consolidated Balance Sheets
(in thousands)

	April 30, 2014	January 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$827,891	$781,635
Short-term marketable securities	51,233	57,139
Accounts receivable, net	684,155	1,360,837
Deferred commissions	162,494	171,461
Prepaid expenses and other current assets	313,608	309,180
Total current assets	2,039,381	2,680,252
Marketable securities, noncurrent	650,764	482,243
Property and equipment, net	1,251,000	1,240,746
Deferred commissions, noncurrent	143,467	153,459
Capitalized software, net	455,819	481,917
Goodwill	3,500,823	3,500,823
Other assets, net	600,090	613,490
Total assets	$8,641,344	$9,152,930
Liabilities, temporary equity and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$766,601	$934,324
Deferred revenue	2,288,324	2,473,705
Convertible 0.75% senior notes, net	275,029	542,159
Term loan, current	30,000	30,000
Total current liabilities	3,359,954	3,980,188
Convertible 0.25% senior notes, net	1,052,815	1,046,930
Term loan, noncurrent	247,500	255,000
Deferred revenue, noncurrent	36,291	48,410
Other noncurrent liabilities	802,927	757,187
Total liabilities	5,499,487	6,087,715
Temporary equity	9,943	26,705
Stockholders’ equity:
Common stock	614	610
Additional paid-in capital	3,556,070	3,363,377
Accumulated other comprehensive income	15,298	17,680
Accumulated deficit	(440,068)	(343,157)
Total stockholders’ equity	3,131,914	3,038,510
Total liabilities, temporary equity and stockholders’ equity	$8,641,344	$9,152,930

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2014	2013
Revenues:
Subscription and support	$1,147,306	$842,221
Professional services and other	79,466	50,412
Total revenues	1,226,772	892,633
Cost of revenues (1)(2):
Subscription and support	208,947	153,550
Professional services and other	83,358	55,444
Total cost of revenues	292,305	208,994
Gross profit	934,467	683,639
Operating expenses (1)(2):
Research and development	188,358	131,939
Marketing and sales	639,355	466,490
General and administrative	162,095	129,750
Total operating expenses	989,808	728,179
Loss from operations	(55,341)	(44,540)
Investment income	1,778	3,354
Interest expense	(20,359)	(11,883)
Other expense (3)	(10,847)	(874)
Loss before provision for income taxes	(84,769)	(53,943)
Provision for income taxes	(12,142)	(13,778)
Net loss	$(96,911)	$(67,721)
Basic net loss per share	$(0.16)	$(0.12)
Diluted net loss per share	$(0.16)	$(0.12)
Shares used in computing basic net loss per share	612,512	588,385
Shares used in computing diluted net loss per share	612,512	588,385
_______________
(1)    Amounts include amortization of purchased intangibles from business combinations, as follows:

	Three Months Ended April 30,
	2014	2013
Cost of revenues	$28,672	$21,305
Marketing and sales	14,965	2,460
(2)    Amounts include stock-based expenses, as follows:

	Three Months Ended April 30,
	2014	2013
Cost of revenues	$11,810	$10,678
Research and development	27,284	24,429
Marketing and sales	67,133	59,802
General and administrative	24,865	19,820

(3)	Amount includes approximately $8.5 million loss on conversions of our convertible 0.75% senior notes due January 2015 recognized during the three months ended April 30, 2014.
See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2014	2013
Net loss	$(96,911)	$(67,721)
Other comprehensive loss, before tax and net of reclassification adjustments:
Foreign currency translation and other gains (losses)	3,115	(5,760)
Unrealized gains (losses) on investments	(5,497)	1,721
Other comprehensive loss, before tax	(2,382)	(4,039)
Tax effect	0	628
Other comprehensive loss, net of tax	(2,382)	(3,411)
Comprehensive loss	$(99,293)	$(71,132)
See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2014	2013
Operating activities:
Net loss	$(96,911)	$(67,721)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	110,808	62,297
Amortization of debt discount and transaction costs	11,791	9,670
Loss on conversions of convertible senior notes	8,529	0
Amortization of deferred commissions	59,855	45,667
Expenses related to employee stock plans	131,092	114,729
Excess tax benefits from employee stock plans	(9,041)	(1,866)
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	676,682	369,889
Deferred commissions	(40,896)	(17,483)
Prepaid expenses, current assets and other assets	4,277	(6,350)
Accounts payable, accrued expenses and other liabilities	(185,599)	(95,808)
Deferred revenue	(197,500)	(129,835)
Net cash provided by operating activities	473,087	283,189
Investing activities:
Business combinations, net of cash acquired	0	(22,161)
Nonrefundable deposit received for land	30,000	0
Strategic investments	(16,246)	(5,116)
Purchases of marketable securities	(250,536)	(264,287)
Sales of marketable securities	79,312	111,740
Maturities of marketable securities	7,198	14,558
Capital expenditures	(60,098)	(54,010)
Net cash used in investing activities	(210,370)	(219,276)
Financing activities:
Proceeds from borrowings on convertible senior notes, net	0	1,132,750
Proceeds from issuance of warrants	0	84,800
Purchase of convertible note hedge	0	(153,800)
Proceeds from employee stock plans	73,795	66,524
Excess tax benefits from employee stock plans	9,041	1,866
Payments on convertible senior notes	(283,892)	0
Principal payments on capital lease obligations	(10,594)	(8,499)
Principal payments on term loan	(7,500)	0
Net cash provided by (used in) financing activities	(219,150)	1,123,641
Effect of exchange rate changes	2,689	(6,809)
Net increase in cash and cash equivalents	46,256	1,180,745
Cash and cash equivalents, beginning of period	781,635	747,245
Cash and cash equivalents, end of period	$827,891	$1,927,990
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$8,667	$642
Income taxes, net of tax refunds	$9,994	$17,283
Non-cash financing and investing activities:
Fixed assets acquired under capital leases	$5,886	$6,557
Building in progress - leased facility acquired under financing obligation	$12,760	$0
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
Fiscal Year
The Company’s fiscal year ends on January 31. References to fiscal 2015, for example, refer to the fiscal year ending January 31, 2015.
Basis of Presentation
The accompanying condensed consolidated balance sheet as of April 30, 2014 and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of cash flows for the three months ended April 30, 2014 and 2013, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2014 was derived from the audited consolidated financial statements which are included in the Company’s Form 10-K for the fiscal year ended January 31, 2014, which was filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2014. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s fiscal 2014 Form 10-K.
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments necessary for the fair presentation of the Company’s balance sheet as of April 30, 2014, and its results of operations, including its comprehensive loss, and its cash flows for the three months ended April 30, 2014 and 2013. All adjustments are of a normal recurring nature. The results for the three months ended April 30, 2014 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2015.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in the Company’s condensed consolidated financial statements and notes thereto.
Significant estimates and assumptions made by management include the determination of:

•	the best estimate of selling price of the deliverables included in multiple deliverable revenue arrangements,

•	the fair value of assets acquired and liabilities assumed for business combinations,

•	the recognition, measurement and valuation of current and deferred income taxes,

•	the recognition and measurement of loss contingencies,

•	the fair value of the convertible notes,

•	the fair value of stock awards issued and related forfeiture rates,

•	the valuation of strategic investments and the determination of other-than-temporary impairments,

•	the estimate of real estate sublease rental rates and market conditions, and

•	the assessment of recoverability of long-lived assets (property and equipment, goodwill and identified intangibles).
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
No customer accounted for more than five percent of accounts receivable at April 30, 2014 and January 31, 2014, respectively. No single customer accounted for five percent or more of total revenue during the three months ended April 30, 2014 and 2013.
Geographic Locations
As of April 30, 2014 and January 31, 2014, assets located outside the Americas were 13 percent and 12 percent of total assets, respectively.
Revenues by geographical region are as follows (in thousands):

	Three Months Ended April 30,
	2014	2013
Americas	$876,377	$631,108
Europe	230,810	162,826
Asia Pacific	119,585	98,699
	$1,226,772	$892,633
Americas revenue attributed to the United States was approximately 94 percent and 95 percent for the three months ended April 30, 2014 and 2013, respectively.

Revenue Recognition
The Company derives its revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing the Company’s enterprise cloud computing services and from customers paying for additional support beyond the standard support that is included in the basic subscription fees; and (2) related professional services such as process mapping, project management, implementation services and other revenue. “Other revenue” consists primarily of training fees.
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
Multiple Deliverable Arrangements
The Company enters into arrangements with multiple deliverables that generally include multiple subscriptions, premium support and professional services. If the deliverables have standalone value upon delivery, the Company accounts for each deliverable separately. Subscription services have standalone value as such services are often sold separately. In determining whether professional services have standalone value, the Company considers the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the subscription service start date and the contractual dependence of the subscription service on the customer’s satisfaction with the professional services work. To date, the Company has concluded that all of the professional services included in multiple deliverable arrangements executed have standalone value.
Multiple deliverables included in an arrangement are separated into different units of accounting and the arrangement consideration is allocated to the identified separate units based on a relative selling price hierarchy. The Company determines the relative selling price for a deliverable based on its vendor-specific objective evidence of selling price (“VSOE”), if available, or its best estimate of selling price (“BESP”), if VSOE is not available. The Company has determined that third-party evidence of selling price (“TPE”) is not a practical alternative due to differences in its service offerings compared to other parties and the availability of relevant third-party pricing information. The amount of revenue allocated to delivered items is limited by contingent revenue, if any.
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
Deferred revenue that will be recognized during the succeeding 12 month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent.
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
The additional disclosures regarding the Company’s fair value measurements are included in Note 2 “Investments”.

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
Capitalized Internal-Use Software Costs
The Company capitalizes costs related to its enterprise cloud computing services and certain projects for internal use incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally three to five years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Goodwill, Intangible Assets, Long-Lived Assets and Impairment Assessments
The Company evaluates and tests the recoverability of its goodwill for impairment at least annually during the fourth quarter or more often if and when circumstances indicate that goodwill may not be recoverable.
Intangible assets are amortized over their useful lives. Each period the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of these assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, then the carrying amount of such assets is reduced to fair value.
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
Leases and Asset Retirement Obligations
The Company categorizes leases at their inception as either operating or capital leases. In certain lease agreements, the Company may receive rent holidays and other incentives. The Company recognizes lease costs on a straight-line basis once control of the space is achieved, without regard to deferred payment terms, such as rent holidays that defer the commencement date of required payments. Additionally, incentives received are treated as a reduction of costs over the term of the agreement.

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
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three Months Ended April 30,
Stock Options	2014	2013
Volatility	37%	43%
Estimated life	3.5 years	3.7 years
Risk-free interest rate	1.20-1.39%	0.52-0.59%
Weighted-average fair value per share of grants	$16.93	$13.47

There were no stock purchase rights granted under the ESPP in the three months ended April 30, 2014 or 2013 as these stock purchase rights are only granted in June and December.
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

Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not expected to be realized based on the weighting of positive and negative evidence. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the applicable tax law. The Company regularly reviews the deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. The Company’s judgments regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute its business plans and/or tax planning strategies. Should there be a change in the ability to recover deferred tax assets, the tax provision would increase or decrease in the period in which the assessment is changed.
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

2. Investments
Marketable Securities
At April 30, 2014, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$417,693	$1,510	$(137)	$419,066
U.S. treasury securities	42,705	20	(3)	42,722
Mortgage backed obligations	35,811	238	(96)	35,953
Asset backed securities	70,401	74	(34)	70,441
Municipal securities	2,999	1	(3)	2,997
Foreign government obligations	24,495	205	0	24,700
U.S. agency obligations	23,717	11	(17)	23,711
Covered bonds	81,573	836	(2)	82,407
Total marketable securities	$699,394	$2,895	$(292)	$701,997
At January 31, 2014, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$340,706	$1,314	$(170)	$341,850
U.S. treasury securities	16,016	28	0	16,044
Mortgage backed obligations	24,888	281	(93)	25,076
Asset backed securities	38,213	39	(35)	38,217
Municipal securities	2,000	1	(3)	1,998
Foreign government obligations	24,305	171	(2)	24,474
U.S. agency obligations	14,726	9	(10)	14,725
Covered bonds	76,282	717	(1)	76,998
Total marketable securities	$537,136	$2,560	$(314)	$539,382
The duration of the investments classified as marketable securities is as follows (in thousands):

	As of
	April 30, 2014	January 31, 2014
Recorded as follows:
Short-term (due in one year or less)	$51,233	$57,139
Long-term (due after one year)	650,764	482,243
	$701,997	$539,382

As of April 30, 2014, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$93,208	$(137)	$0	$0	$93,208	$(137)
U.S. treasury securities	32,147	(3)	0	0	32,147	(3)
Mortgage backed obligations	16,451	(80)	1,861	(16)	18,312	(96)
Asset backed securities	16,170	(31)	1,676	(3)	17,846	(34)
Municipal securities	1,997	(3)	0	0	1,997	(3)
U.S. agency obligations	14,713	(17)	0	0	14,713	(17)
Covered bonds	2,070	(2)	0	0	2,070	(2)
	$176,756	$(273)	$3,537	$(19)	$180,293	$(292)
The unrealized loss for each of these fixed rate marketable securities ranged from less than $1,000 to $28,000. The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of April 30, 2014. The Company expects to receive the full principal and interest on all of these marketable securities.
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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of April 30, 2014 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of April 30, 2014
Cash equivalents (1):
Time deposits	$0	$102,773	$0	$102,773
Money market mutual funds	237,395	0	0	237,395
Marketable securities:
Corporate notes and obligations	0	419,066	0	419,066
U.S. treasury securities	0	42,722	0	42,722
Mortgage backed obligations	0	35,953	0	35,953
Asset backed securities	0	70,441	0	70,441
Municipal securities	0	2,997	0	2,997
Foreign government obligations	0	24,700	0	24,700
U.S. agency obligations	0	23,711	0	23,711
Covered bonds	0	82,407	0	82,407
Foreign currency derivative contracts (2)	0	550	0	550
Total Assets	$237,395	$805,320	$0	$1,042,715
Liabilities
Foreign currency derivative contracts (3)	$0	$1,482	$0	$1,482
Total Liabilities	$0	$1,482	$0	$1,482
_____________
(1)Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheet as of April 30, 2014, in addition to $487.7 million of cash.
(2)Included in “prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheet as of April 30, 2014.
(3)Included in “accounts payable, accrued expenses and other liabilities” in the condensed consolidated balance sheet as of April 30, 2014.

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
______________
(1)Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheet as of January 31, 2014, in addition to $481.0 million of cash.
(2)Included in “prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheet as of January 31, 2014.
(3)Included in “accounts payable, accrued expenses and other liabilities” in the accompanying condensed consolidated balance sheet as of January 31, 2014.
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company uses forward currency derivative contracts to minimize the Company’s exposure to balances primarily denominated in Euros, Japanese yen, Canadian dollars and British pounds. The Company’s foreign currency derivative contracts which are not designated as hedging instruments are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. The Company’s program is not designated for trading or speculative purposes. As of April 30, 2014 and January 31, 2014, the foreign currency derivative contracts that were not settled are recorded at fair value on the condensed consolidated balance sheets.
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

Details on outstanding foreign currency derivative contracts related primarily to intercompany receivables and payables are presented below (in thousands):

	As of
	April 30, 2014	January 31, 2014
Notional amount of foreign currency derivative contracts	$460,640	$563,060
Fair value of foreign currency derivative contracts	$(932)	$(203)

The fair value of the Company’s outstanding derivative instruments are summarized below (in thousands):

		Fair Value of Derivative Instruments
		As of
	Balance Sheet Location	April 30, 2014	January 31, 2014
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$550	$1,598
Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Accounts payable, accrued expenses and other liabilities	$1,482	$1,801

The effect of the derivative instruments not designated as hedging instruments on the condensed consolidated statements of operations during the three months ended April 30, 2014 and 2013, respectively, are summarized below (in thousands):

Derivatives Not Designated as Hedging Instruments	Gains (Losses) on Derivative Instruments Recognized in Income
		Three Months Ended April 30,
	Location	2014	2013
Foreign currency derivative contracts	Other expense	$(12)	$2,075

Strategic Investments
The Company has three investments in marketable equity securities measured using quoted prices in their respective active markets and certain interests in non-marketable equity and debt securities that are collectively considered strategic investments. As of April 30, 2014, the fair value of the Company’s marketable equity securities of $9.6 million includes an unrealized gain of $7.4 million. As of January 31, 2014, the Company had three investments in marketable equity securities which had a fair value of $15.5 million, which included an unrealized gain of $13.3 million. These investments are recorded in other assets, net on the condensed consolidated balance sheets.
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
As of April 30, 2014 and January 31, 2014, the carrying value of the Company’s investments in privately-held companies was $92.8 million and $77.0 million, respectively. These investments are recorded in other assets, net on the condensed consolidated balance sheets.

Investment Income
Investment income consists of interest income, realized gains, and realized losses on the Company’s cash, cash equivalents and marketable securities. The components of investment income are presented below (in thousands):

	Three Months Ended April 30,
	2014	2013
Interest income	$1,764	$3,397
Realized gains	117	638
Realized losses	(103)	(681)
Total investment income	$1,778	$3,354
Reclassification adjustments out of accumulated other comprehensive loss into net loss were immaterial for the three months ended April 30, 2014 and 2013.
3. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of
	April 30, 2014	January 31, 2014
Land	$248,263	$248,263
Building improvements	49,572	49,572
Computers, equipment and software	961,675	931,171
Furniture and fixtures	65,021	58,956
Leasehold improvements	313,535	296,390
Building in progress—leased facility	52,931	40,171
	1,690,997	1,624,523
Less accumulated depreciation and amortization	(439,997)	(383,777)
	$1,251,000	$1,240,746
Depreciation and amortization expense totaled $56.4 million and $30.8 million for the three months ended April 30, 2014 and 2013, respectively.
Computers, equipment and software at April 30, 2014 and January 31, 2014 included a total of $617.5 million and $612.0 million acquired under capital lease agreements, respectively. Accumulated amortization relating to computers, equipment and software under capital leases totaled $130.6 million and $109.1 million, respectively, at April 30, 2014 and January 31, 2014. Amortization of assets under capital leases is included in depreciation and amortization expense.
In November 2010, the Company purchased approximately 14 net acres of undeveloped real estate in San Francisco, California, including entitlements and improvements associated with the land. In addition to the amounts reflected in the table above, the Company recorded $23.3 million in purchased intangible assets related to perpetual parking rights associated with an existing parking garage situated on the land. The perpetual parking rights are classified as a purchased intangible asset as it represents an intangible right to use the existing garage. The Company has capitalized pre-construction activities related to the development of the land, including interest costs and property taxes since the November 2010 purchase. During the first quarter of fiscal 2013, the Company suspended pre-construction activity. The total carrying value of the land, building improvements and perpetual parking rights was $321.1 million as of April 30, 2014. During the quarter ended April 30, 2014, the Company entered into an agreement to sell 8.8 net acres of this undeveloped real estate, for which the Company received a nonrefundable deposit in the amount of $30.0 million. The Company does not expect this sale to close within twelve months. Separately, the Company entered into an agreement to sell 3.7 net acres of its undeveloped real estate. This portion of the Company's land and building improvements meets the criteria as held for sale. As of April 30, 2014, the carrying value of this portion of the Company's land and building improvements approximates fair value. Each land sale is subject to separate closing conditions. The Company continues to evaluate its future needs for facilities space and its options for the remaining undeveloped real estate of approximately 1.5 net acres.

In December 2012, the Company entered into a lease agreement for approximately 445,000 rentable square feet of office space in San Francisco, California. The space rented is for the total office space available in the building, which is in the process of being constructed. As a result of the Company’s involvement during the construction period, the Company is considered for accounting purposes to be the owner of the construction project. As of April 30, 2014, the Company capitalized $52.9 million of construction costs, based on the construction costs incurred to date by the landlord, and recorded a corresponding noncurrent financing obligation liability of $52.9 million. The total expected financing obligation associated with this lease upon completion of the construction of the building, inclusive of the amounts currently recorded, is $335.8 million (See Note 9 “Commitments” for future commitment details). The obligation will be settled through monthly lease payments to the landlord once the construction is complete and the office space is ready for occupancy.
There was no impairment of long-lived assets during the three months ended April 30, 2014 and 2013, respectively.
4. Convertible Senior Notes and Term Loan
Convertible Senior Notes

	Par Value	Equity Component Recorded at Issuance		Liability Component of Par Value as of
(In thousands)				April 30, 2014	January 31, 2014
0.75% Convertible Senior Notes due January 15, 2015	$284,972	$125,530	(1)	$275,029	$542,159
0.25% Convertible Senior Notes due April 1, 2018	1,150,000	122,421	(2)	1,052,815	1,046,930
___________
(1)This amount represents the equity component recorded at the initial issuance of the 0.75% convertible senior notes. As of April 30, 2014, $9.9 million was reclassified as temporary equity on the condensed consolidated balance sheet as these notes are convertible.
(2)This amount represents the equity component recorded at the initial issuance of the 0.25% convertible senior notes.

In January 2010, the Company issued at par value $575.0 million of 0.75% convertible senior notes (the “0.75% Senior Notes”) due January 15, 2015, unless earlier purchased by the Company or converted. Interest is payable semi-annually in arrears on January 15 and July 15 of each year. In March 2013, the Company issued at par value $1.15 billion of 0.25% convertible senior notes (the “0.25% Senior Notes”, and together with the 0.75% Senior Notes, the “Notes”) due April 1, 2018, unless earlier purchased by the Company or converted. Interest is payable semi-annually, in arrears on April 1 and October 1 of each year.
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
The Notes consisted of the following (in thousands):

	As of
	April 30, 2014	January 31, 2014
Liability component :
Principal:
0.75% Senior Notes (1)	$284,972	$568,864
0.25% Senior Notes (1)	1,150,000	1,150,000
Less: debt discount, net
0.75% Senior Notes (2)	(9,943)	(26,705)
0.25% Senior Notes (3)	(97,185)	(103,070)
Net carrying amount	$1,327,844	$1,589,089
(1)The effective interest rates of the 0.75% Senior Notes and 0.25% Senior Notes are 5.86% and 2.53%, respectively. These interest rates were based on the interest rates of a similar liability at the time of issuance that did not have an associated convertible feature.
(2)Included in the condensed consolidated balance sheets within Convertible 0.75% Senior Notes (which is classified as a current liability, as these notes were convertible) and is amortized over the life of the 0.75% Senior Notes using the effective interest rate method.
(3)Included in the condensed consolidated balance sheets within Convertible 0.25% Senior Notes (which is classified as a noncurrent liability) and is amortized over the life of the 0.25% Senior Notes using the effective interest rate method.
The total estimated fair values of the Company’s 0.75% Senior Notes and 0.25% Senior Notes at April 30, 2014 were $688.8 million and $1.3 billion, respectively. The fair value was determined based on the closing trading price per $100 of the 0.75% Senior Notes and 0.25% Senior Notes as of the last day of trading for the first quarter of fiscal 2015.
Based on the closing price of the Company’s common stock of $51.65 on April 30, 2014, the if-converted value of the 0.75% Senior Notes exceeded their principal amount by approximately $404.7 million and the if-converted value of the 0.25% Senior Notes was less than their principal amount.

During the three months ended April 30, 2014, a portion of the 0.75% Senior Notes outstanding was converted by noteholders. The Company repaid $283.9 million of principal balance of the 0.75% Senior Notes. The Company also distributed approximately 8.7 million shares of the Company’s common stock to noteholders which represents the conversion value in excess of the principal amount. The Company received approximately 8.7 million shares of the Company’s common stock from the convertible note hedges related to the 0.75% Senior Notes. The Company recorded a loss of $8.5 million during the three months ended April 30, 2014 related to the extinguishment of the 0.75% Senior Notes converted by noteholders. This amount represents the difference between the fair market value allocated to the liability component on settlement date and the net carrying amount of the liability component and unamortized debt issuance costs on settlement date.
As of April 30, 2014 the remaining principal balance of the 0.75% Senior Notes outstanding is approximately $285.0 million. The remaining principal balance of the 0.75% Senior Notes matures on January 15, 2015 unless earlier purchased by the Company or converted by noteholders. As of the date of the filing of this Form 10-Q, the Company has received conversion notices for an additional $13.7 million of the principal balance of the 0.75% Senior Notes.
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
As a result of the conversions of the 0.75% Senior Notes, the Company exercised its rights on the 0.75% Note Hedges and received approximately 8.7 million shares of the Company's common stock during the three months ended April 30, 2014.
Warrants

	Date	Proceeds (in thousands)	Shares	Strike Price
0.75% Warrants	January 2010	$59,300	26,943,812	$29.88
0.25% Warrants	March 2013	$84,800	17,308,880	$90.40
Separately, in January 2010 and March 2013, the Company also entered into warrant transactions (the “0.75% Warrants” and the “0.25% Warrants”, respectively) (collectively, the “Warrants”), whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, shares of the Company’s common stock. As the average market value per share of the Company’s common stock for the reporting period, as measured under the 0.75% Warrants, exceeds the strike price of the 0.75% Warrants, the 0.75% Warrants would have a dilutive effect on the Company’s earnings/loss per share if the Company were to report net income for the three month period ended April 30, 2014. The Warrants were anti-dilutive for the periods presented. The Warrants are separate transactions, entered into by the Company and are not part of the terms of the Notes or Note Hedges. Holders of the Notes and Note Hedges will not have any rights with respect to the Warrants.
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

The Company entered into the Term Loan in conjunction with and for purposes of funding the acquisition of ExactTarget in fiscal 2014.
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
The Credit Agreement contains certain customary affirmative and negative covenants, including a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, a limit on the Company’s ability to incur additional indebtedness, issue preferred stock or pay dividends, and certain other restrictions on the Company’s activities each defined specifically in the Credit Agreement. The Company was in compliance with the Credit Agreement’s covenants as of April 30, 2014.
The weighted average interest rate on the Term Loan was 2.0% for the three months ended April 30, 2014. The current portion outstanding under the Term Loan was $30.0 million and the noncurrent outstanding portion was $247.5 million. Future principal payments on the Term Loan are payable as follows: $22.5 million during the remaining nine months of fiscal 2015; $30.0 million during fiscal 2016; and $225.0 million during fiscal 2017.
Interest Expense
The following table sets forth total interest expense recognized related to the Notes and the Term Loan prior to capitalization of interest (in thousands):

	Three Months Ended April 30,
	2014	2013
Contractual interest expense	$2,903	$1,415
Amortization of debt issuance costs	1,228	741
Amortization of debt discount	10,984	9,240
	$15,115	$11,396
5. Other Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	April 30, 2014	January 31, 2014
Deferred income taxes, net	$48,556	$49,279
Prepaid income taxes	22,838	23,571
Customer contract asset	54,360	77,368
Prepaid expenses and other current assets	187,854	158,962
	$313,608	$309,180
Customer contract asset reflects future billings of amounts that are contractually committed by ExactTarget’s existing customers as of the acquisition date that will be billed in the next 12 months. As the Company bills these customers this balance will reduce and accounts receivable will increase.

Capitalized Software, net
Capitalized software consisted of the following (in thousands):

	As of
	April 30, 2014	January 31, 2014
Capitalized internal-use software development costs, net of accumulated amortization of $109,994 and $101,687, respectively	$77,169	$72,915
Acquired developed technology, net of accumulated amortization of $324,980 and $294,628, respectively	378,650	409,002
	$455,819	$481,917
Capitalized internal-use software amortization expense totaled $8.3 million and $6.7 million for the three months ended April 30, 2014 and 2013, respectively. Acquired developed technology amortization expense totaled $30.4 million and $22.0 million for the three months ended April 30, 2014 and 2013, respectively.
The Company capitalized $1.0 million and $0.9 million of stock-based expenses related to capitalized internal-use software development and deferred professional services during the three months ended April 30, 2014 and 2013, respectively.
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter.
Goodwill totaled $3.5 billion at April 30, 2014 and January 31, 2014
Other Assets, net
Other assets consisted of the following (in thousands):

	As of
	April 30, 2014	January 31, 2014
Deferred income taxes, noncurrent, net	$9,738	$9,691
Long-term deposits	18,027	17,970
Purchased intangible assets, net of accumulated amortization of $81,557 and $66,399, respectively	400,962	416,119
Acquired intellectual property, net of accumulated amortization of $12,479 and $11,304, respectively	11,967	11,957
Strategic investments	102,439	92,489
Customer contract asset	10,989	18,182
Other	45,968	47,082
	$600,090	$613,490

Customer contract asset reflects the noncurrent portion of future billings that are contractually committed by ExactTarget’s existing customers as of the acquisition date.
Purchased intangible assets amortization expense for the three months ended April 30, 2014 and 2013 was $15.2 million and $2.5 million, respectively. Acquired intellectual property amortization expense for the three months ended April 30, 2014 and 2013 was $1.2 million and $1.0 million, respectively.

Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of
	April 30, 2014	January 31, 2014
Accounts payable	$36,723	$64,988
Accrued compensation	259,517	397,002
Accrued other liabilities	274,792	235,543
Accrued income and other taxes payable	123,292	153,026
Accrued professional costs	19,309	15,864
Customer liability, current	38,077	53,957
Accrued rent	14,891	13,944
	$766,601	$934,324
Customer liability reflects the legal obligation to provide future services that are contractually committed by ExactTarget’s existing customers but unbilled as of the acquisition date. As these services are invoiced, this balance will reduce and deferred revenue will increase.
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following (in thousands):

	As of
	April 30, 2014	January 31, 2014
Deferred income taxes and income taxes payable	$106,420	$108,760
Customer liability, noncurrent	8,897	13,953
Financing obligation, building in progress-leased facility	52,931	40,171
Long-term lease liabilities and other	634,679	594,303
	$802,927	$757,187

Customer liability, noncurrent reflects the noncurrent fair value of the legal obligation to provide future services that are contractually committed by ExactTarget’s existing customers but unbilled as of the acquisition date.
6. Stockholders’ Equity
The Company maintains the following stock plans: the 2006 Inducement Equity Incentive Plan (the “Inducement Plan”), the ESPP and the 2013 Equity Incentive Plan. The expiration of the 1999 Stock Option Plan (“1999 Plan”) in fiscal 2010 did not affect awards outstanding, which continue to be governed by the terms and conditions of the 1999 Plan.
As of April 30, 2014, $59.0 million has been withheld on behalf of employees for future purchases under the ESPP and is recorded in accounts payable, accrued expenses and other liabilities.
Prior to February 1, 2006, options issued under the Company’s stock option plans generally had a term of 10 years. From February 1, 2006 through July 3, 2013, options issued had a term of 5 years. After July 3, 2013, options issued have a term of 7 years.

Stock activity excluding the ESPP is as follows:

		Options Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2014	55,852,536	28,604,045	$34.26
Increase in shares authorized:
2013 Equity Incentive Plan	1,186,551	0	0.00
Options granted under all plans	(536,057)	536,057	58.31
Restricted stock activity	(880,568)	0	0.00
Stock grants to board and advisory board members	(67,080)	0	0.00
Exercised	0	(1,785,330)	21.69
Plan shares expired	(775,831)	0	0.00
Cancelled	328,647	(328,647)	26.01
Balance as of April 30, 2014	55,108,198	27,026,125	35.67	$440,360
Vested or expected to vest		25,550,631	$35.21	$427,122
Exercisable as of April 30, 2014		10,647,678	$27.72	$254,804
The total intrinsic value of the options exercised during the three months ended April 30, 2014 and 2013 was $68.8 million and $57.7 million, respectively. The intrinsic value is the difference between the current market value of the stock and the exercise price of the stock option.
The weighted-average remaining contractual life of vested and expected to vest options is approximately 3.8 years.
As of April 30, 2014, options to purchase 10,647,678 shares were vested at a weighted average exercise price of $27.72 per share and had a remaining weighted-average contractual life of approximately 2.2 years. The total intrinsic value of these vested options as of April 30, 2014 was $254.8 million.
The following table summarizes information about stock options outstanding as of April 30, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.26 to $22.12	3,921,342	3.0	$12.61	3,045,518	$12.53
$22.98 to $27.06	3,861,549	3.2	26.79	1,851,121	26.85
$27.56 to $35.07	1,638,794	3.7	31.42	588,732	31.80
$35.63	4,190,536	1.6	35.63	3,297,395	35.63
$35.87 to $39.09	6,122,454	3.4	38.05	1,817,970	38.01
$40.19 to $52.14	879,377	5.5	42.94	46,942	42.30
$52.30 to $63.66	6,412,073	6.6	52.97	0	0.00
	27,026,125	3.9	$35.67	10,647,678	$27.72

Restricted stock activity is as follows:

	Restricted Stock Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2014	24,653,578	$0.001
Granted	831,288	0.001
Cancelled	(701,260)	0.001
Vested and converted to shares	(2,011,456)	0.001
Balance as of April 30, 2014	22,772,150	$0.001	$1,176,182
Expected to vest	19,426,360		$1,003,371
The restricted stock, which upon vesting entitles the holder to one share of common stock for each share of restricted stock, has an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and generally vest over 4 years.
The weighted-average grant date fair value of the restricted stock issued for the three months ended April 30, 2014 and 2013 was $63.71 and $42.47, respectively.
Common Stock
The following number of shares of common stock were reserved and available for future issuance at April 30, 2014:

Options outstanding	27,026,125
Restricted stock awards and units outstanding	22,772,150
Stock available for future grant:
2013 Equity Incentive Plan	54,825,805
2006 Inducement Equity Incentive Plan	282,393
2004 Employee Stock Purchase Plan	6,114,165
Convertible senior notes	30,662,326
Warrants	44,252,692
185,935,656
7. Income Taxes
Effective Tax Rate
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year to date pretax loss and adjusts the provision for discrete tax items recorded in the period. For the three months ended April 30, 2014, the Company reported a tax expense of $12.1 million on a pretax loss of $84.8 million, which resulted in a negative effective tax rate of 14 percent. The tax provision recorded was related to income taxes in profitable jurisdictions outside the U.S. and the current tax expense in the U.S. The Company had U.S. current tax expense as a result of forecasted taxable income before considering certain excess tax benefits from stock options and vesting of restricted stock. This U.S. current tax expense was partially offset by tax benefit attributable to losses in certain U.S. states with no valuation allowance.
For the three months ended April 30, 2013, the Company reported a tax expense of $13.8 million on a pretax loss of $53.9 million, which resulted in a negative effective tax rate of 26 percent. The Company recorded a tax provision on a pretax loss primarily due to income taxes accrued in profitable jurisdictions outside of the U.S. and the loss in the U.S. that was not benefited due to its valuation allowance.
Tax Benefits Related to Stock-Based Compensation
The total income tax benefit related to stock-based awards was $42.6 million and $34.3 million for three months ended April 30, 2014 and 2013, respectively, the majority of which was not recognized as a result of the valuation allowance.

Unrecognized Tax Benefits and Other Considerations
The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. Certain prior year tax returns are currently being examined by various taxing authorities in countries including the United States, Canada, Japan, Germany and the United Kingdom. To date, the Company has not received any material proposed adjustments.
The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. In the next 12 months, the Company does not expect the unrecognized tax benefits balance to materially change.
8. Earnings/Loss Per Share
Basic earnings/loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the fiscal period. Diluted earnings/loss per share is computed giving effect to all potential weighted average dilutive common stock, including options, restricted stock units, warrants and the convertible senior notes. The dilutive effect of outstanding awards and convertible securities is reflected in diluted earnings per share by application of the treasury stock method. Diluted loss per share for the three months ended April 30, 2014 and 2013 are the same as basic loss per share as there is a net loss in these periods and inclusion of potentially issuable shares would be anti-dilutive.
A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands):

	Three Months Ended April 30,
	2014	2013
Numerator:
Net loss	$(96,911)	$(67,721)
Denominator:
Weighted-average shares outstanding for basic loss per share	612,512	588,385
Effect of dilutive securities:
Convertible senior notes	0	0
Employee stock awards	0	0
Warrants	0	0
Adjusted weighted-average shares outstanding and assumed conversions for diluted loss per share	612,512	588,385
The weighted-average number of shares outstanding used in the computation of basic and diluted earnings/loss per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings/loss per share because the effect would have been anti-dilutive (in thousands):

	Three Months Ended April 30,
	2014	2013
Stock awards	20,472	20,279
Convertible senior notes	30,662	44,248
Warrants	44,253	44,253

9. Commitments
Letters of Credit
As of April 30, 2014, the Company had a total of $61.8 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through December 2030.

Leases
The Company leases facilities space and certain fixed assets under non-cancelable operating and capital leases with various expiration dates.
As of April 30, 2014, the future minimum lease payments under non-cancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases	Financing Obligation, Building in Progress-Leased Facility(1)
Fiscal Period:
Remaining nine months of fiscal 2015	$62,622	$162,059	$0
Fiscal 2016	74,140	207,371	1,777
Fiscal 2017	75,803	175,335	16,877
Fiscal 2018	83,843	142,830	21,107
Fiscal 2019	99,908	150,971	21,551
Thereafter	200,067	1,125,631	274,512
Total minimum lease payments	596,383	$1,964,197	$335,824
Less: amount representing interest	(82,847)
Present value of capital lease obligations	$513,536
______________
(1) Total Financing Obligation, Building in Progress-Leased Facility noted above represents the total obligation on the lease agreement noted in Note 3 “Property and Equipment” and includes $52.9 million that was recorded to Financing obligation, building in progress-leased facility, which is included in Other noncurrent liabilities on the balance sheet.
The Company’s agreements for the facilities and certain services provide the Company with the option to renew. The Company’s future contractual obligations would change if the Company exercised these options.
On April 10, 2014, the Company entered into an office lease agreement to lease approximately 714,000 rentable square feet of an office building to be located in San Francisco, California. The lease payments associated with the lease will be approximately $560.0 million over the 15.5 year term of the lease, beginning in the Company's first quarter of fiscal year 2018, which is reflected above under Operating Leases.
10. Legal Proceedings and Claims
In the ordinary course of business, the Company is or may be involved in various legal proceedings and claims related to alleged infringement of third-party patents and other intellectual property rights, commercial, corporate and securities, labor and employment, wage and hour, and other claims. The Company has been, and may in the future be, put on notice and/or sued by third parties for alleged infringement of their proprietary rights, including patent infringement.
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

11. Related-Party Transactions
In January 1999, The Salesforce.com Foundation, a non-profit public charity, also referred to as the Foundation, was chartered to build philanthropic programs that are focused on youth and technology. The Company’s chairman is the chairman of the Foundation. The Company’s chairman, two of the Company’s employees and one of the Company’s board members hold four of the Foundation’s ten board seats. The Company does not control the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s statement of activities with its financial results.
Since the Foundation’s inception, the Company has provided at no charge certain resources to Foundation employees such as office space. The value of these items was approximately $345,000 for the three months ended April 30, 2014.
Additionally, the Company has donated subscriptions to the Company’s service to other qualified non-profit organizations. The Company also allows an affiliate of the Foundation to resell the Company’s service to non-profit organizations. The Company does not charge the affiliate for these subscriptions, so any revenue from subscriptions provided to non-profit organizations is retained by the Foundation to fund its charitable work. The value of the subscriptions was approximately $7.0 million for the three months ended April 30, 2014. The Company plans to continue these programs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our anticipated growth, the effect of general economic and market conditions, our business strategy and our plan to build our business, including our strategy to be the leading provider of enterprise cloud computing applications and platforms and to lead the industry shift to the “customer company,” our service performance and security, the expenses associated with new data centers, additional data center capacity, real estate and office facilities space, our operating results, new features and services, our strategy of acquiring or making investments in complementary businesses, joint ventures, services and technologies, and intellectual property rights, our ability to successfully integrate acquired businesses and technologies, our ability to continue the growth and to maintain deferred revenue and unbilled deferred revenue, our ability to protect our intellectual property rights, our ability to develop our brands, our ability to realize the benefits from strategic partnerships, the effect of evolving government regulations, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the valuation of deferred tax assets, the potential availability of additional tax assets in the future and related matters, the impact of expensing stock options, the sufficiency of our capital resources, factors related to our outstanding convertible notes, term loan, compliance with our related debt covenants, and capital lease obligations, and current and potential litigation involving us, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “assumes,” “may,” “should,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any  forward-looking statements for any reason.
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
Our mission is to help our customers transform themselves into “customer companies” by empowering them to connect with their customers, partners, employees and products in entirely new ways. Our objective is to deliver solutions to help companies transform the way they sell, service, market and innovate. With our four core services—Sales Cloud, Service Cloud, ExactTarget Marketing Cloud and the Salesforce1 Platform—customers have the tools they need to build a next generation social front office with our social and mobile cloud technologies. Key elements of our strategy include:

•	strengthening our market-leading solutions;

•	extending distribution into high-growth markets;

•	expanding relationships with our existing customer base;

•	pursuing new customers;

•	reducing our attrition rates;

•	building our business in top markets globally, which includes building partnerships that help add customers; and

•	encouraging the development of third-party applications on our cloud computing platforms.

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
To address these factors, we will need to, among other things, continue to add substantial numbers of paying subscriptions, upgrade our customers to fully featured versions such as our Unlimited Edition or arrangements such as a Social Enterprise License Agreement, provide high quality technical support to our customers, encourage the development of third-party applications on our platforms and continue to focus on retaining customers at the time of renewal. Our plans to invest for future growth include the continuation of the expansion of our data center capacity, the hiring of additional personnel, particularly in direct sales, other customer-related areas and research and development, the expansion of domestic and international selling and marketing activities, continuing to develop our brands, the addition of distribution channels, the upgrade of our service offerings, the development of new services, the integration of acquired technologies, the expansion of our ExactTarget Marketing Cloud and Salesforce1 Platform service offerings and the additions to our global infrastructure to support our growth.
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
Our typical subscription contract term is 12 to 36 months, although terms range from one to 60 months, so during any fiscal reporting period only a subset of active subscription contracts are available for renewal. We calculate our attrition rates as of the end of each reporting period. We do not calculate the attrition rate for ExactTarget, Inc. (“ExactTarget”). Our attrition rate was in the high-single digit percentage range as of April 30, 2014, declining slightly from the attrition rate percentage as of January 31, 2014. We expect our attrition rates to continue to decline slowly over time, as we continue to expand our enterprise business and invest in customer success and other related programs.
We expect marketing and sales costs, which were 52 percent of our total revenues for the three months ended April 30, 2014 and 52 percent for the same period a year ago, to continue to represent a substantial portion of total revenues in the future as we seek to add and manage more paying customers, and build greater brand awareness.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2015, for example, refer to the fiscal year ending January 31, 2015.
Operating Segments
We operate as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, who in our case is the chief executive officer, in deciding how to allocate resources and assess performance. Over the past few years, we have completed several acquisitions. These acquisitions have allowed us to expand our offerings, presence and reach in various market segments of the enterprise cloud computing market. While we have offerings in multiple enterprise cloud computing market segments, our business operates in one operating segment because our chief operating decision maker evaluates our financial information and resources and assesses the performance of these resources on a consolidated basis. Since we operate as one operating segment, all required financial segment information can be found in the condensed consolidated financial statements.

Sources of Revenues
We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our enterprise cloud computing services and from customers paying for additional support beyond the standard support that is included in the basic subscription fees; and (2) related professional services such as process mapping, project management, implementation services and other revenue. “Other revenue” consists primarily of training fees. Subscription and support revenues accounted for approximately 94 percent of our total revenues for the three months ended April 30, 2014. Subscription revenues are driven primarily by the number of paying subscribers, varying service types, the price of our service and renewals. We define a “customer” as a separate and distinct buying entity (e.g., a company, a distinct business unit of a large corporation, a partnership, etc.) that has entered into a contract to access our enterprise cloud computing services. We define a “subscription” as a unique user account purchased by a customer for use by its employees or other customer-authorized users, and we refer to each such user as a “subscriber.” The number of paying subscriptions at each of our customers ranges from one to hundreds of thousands. None of our customers accounted for more than five percent of our revenues during the three months ended April 30, 2014 and 2013.
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
Revenue by Cloud Service Offering
We are providing the information below on a supplemental basis to give additional insight into the revenue performance of our individual core service offerings.
Subscription and support revenues during the three months ended April 30, 2014 consisted of the following by core service offering (in millions):

Sales Cloud	$576.6
Service Cloud	294.8
ExactTarget Marketing Cloud	111.0
Salesforce1 Platform and Other	164.9
Total	$1,147.3
In situations where a customer purchases multiple cloud offerings, such as through a Social Enterprise License Agreement, we allocate the contract value to each core service offering based on the customer’s estimated product demand plan and the service that was provided at the inception of the contract. We do not update these allocations based on actual product usage during the term of the contract. We have allocated approximately 10 percent of our total subscription and support revenues for the three months ended April 30, 2014, based on customers’ estimated product demand plans and these allocated amounts are included in the table above.

Additionally, some of our core service offerings have similar features and functions. For example, customers may use the Sales Cloud, the Service Cloud or our Platform to record account and contact information, which are similar features across these core service offerings. Depending on a customer’s actual and projected business requirements, more than one core service offering may satisfy the customer’s current and future needs. We record revenue based on the individual products ordered by a customer, and not according to the customer’s business requirements and usage. In addition, as we introduce new features and functions within each offering, and refine our allocation methodology for changes in our business, we do not expect it to be practical to adjust historical revenue results by core service offering for comparability. Accordingly, comparisons of revenue performance by core service offering over time may not be meaningful.
We estimate that for the remainder of fiscal 2015, approximately 50 percent of total subscription and support revenue will continue to be derived from subscriptions to our Sales Cloud offering.
Seasonal Nature of Deferred Revenue and Accounts Receivable
Deferred revenue primarily consists of billings to customers for our subscription service. Over 90 percent of the value of our billings to customers is for our subscription and support service. We generally invoice our customers in either annual or quarterly cycles. Occasionally, we bill customers for their multi-year contract on a single invoice which results in an increase in noncurrent deferred revenue. We typically issue renewal invoices in advance of the renewal service period, and depending on timing, the initial invoice for the subscription and services contract and the subsequent renewal invoice may occur in different quarters. This may result in an increase in deferred revenue and accounts receivable. There is a disproportionate weighting towards annual billings in the fourth quarter, primarily as a result of large enterprise account buying patterns. Our fourth quarter has historically been our strongest quarter for new business and renewals. The year on year compounding effect of this seasonality in both billing patterns and overall new and renewal business causes the value of invoices that we generate in the fourth quarter for both new business and renewals to increase as a proportion of our total annual billings. Approximately 68 percent of all subscription and support invoices issued during the three months ended April 30, 2014 had annual terms.
Accordingly, the sequential quarterly changes in accounts receivable and the related deferred revenue during the first three quarters of our fiscal year are not necessarily indicative of the billing activity that occurs in the fourth quarter as displayed below:

(in thousands)	April 30, 2014
Fiscal 2015
Accounts receivable, net	$684,155
Deferred revenue, current and noncurrent	2,324,615

(in thousands)	April 30, 2013	July 31, 2013	October 31, 2013	January 31, 2014
Fiscal 2014
Accounts receivable, net	$502,609	$599,543	$604,045	$1,360,837
Deferred revenue, current and noncurrent	1,733,160	1,789,648	1,734,619	2,522,115

(in thousands)	April 30, 2012	July 31, 2012	October 31, 2012	January 31, 2013
Fiscal 2013
Accounts receivable, net	$371,395	$446,917	$418,590	$872,634
Deferred revenue, current and noncurrent	1,334,716	1,337,184	1,291,703	1,862,995

Unbilled Deferred Revenue
The deferred revenue balance on our consolidated balance sheet does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Unbilled deferred revenue represents future billings under our subscription agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue. Unbilled deferred revenue was approximately $4.8 billion as of April 30, 2014 and approximately $4.5 billion as of January 31, 2014. Also as a result, our typical contract length has grown and is now between 12 and 36 months. We expect that the amount of unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing and duration of large customer subscription agreements, varying billing cycles of subscription agreements, the specific timing of customer renewals, foreign currency fluctuations, the timing of when unbilled deferred revenue is to be recognized as revenue, and changes in customer financial circumstances. For multi-year subscription agreements billed annually, the associated unbilled deferred revenue is typically high at the beginning of the contract period, zero just prior to renewal, and increases if the agreement is renewed. Low unbilled deferred revenue attributable to a particular subscription agreement is often associated with an impending renewal and may not be an indicator of the likelihood of renewal or future revenue from such customer. Accordingly, we expect that the amount of aggregate unbilled deferred revenue will change from year-to-year depending in part upon the number and dollar amount of subscription agreements at particular stages in their renewal cycle. Such fluctuations are not a reliable indicator of future revenues. Unbilled deferred revenue does not include minimum revenue commitments from indirect sales channels, as we recognize revenue, deferred revenue, and any unbilled deferred revenue upon sell-through to an end user customer.

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
During the three months ended April 30, 2014, we recognized stock-based expense of $131.1 million. As of April 30, 2014, the aggregate stock compensation remaining to be amortized to costs and expenses over a weighted-average period of 2.1 years was $1.1 billion. We expect this stock compensation balance to be amortized as follows: $370.6 million during the remaining nine months of fiscal 2015; $371.6 million during fiscal 2016; $239.7 million during fiscal 2017; $110.1 million during fiscal 2018 and $1.3 million during fiscal 2019. The expected amortization reflects only outstanding stock awards as of April 30, 2014 and assumes no forfeiture activity. We expect to continue to issue stock-based awards to our employees in future periods.
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
We believe that of our significant accounting policies, which are described in Note 1 “Summary of Business and Significant Accounting Policies” to our condensed consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our condensed consolidated financial condition and results of operations.
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
Multiple Deliverable Arrangements
We enter into arrangements with multiple deliverables that generally include multiple subscriptions, premium support, and professional services. If the deliverables have standalone value upon delivery, we account for each deliverable separately. Subscription services have standalone value as such services are often sold separately. In determining whether professional services have standalone value, we consider the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the professional services work. To date, we have concluded that all of the professional services included in multiple deliverable arrangements executed have standalone value.
Multiple deliverables included in an arrangement are separated into different units of accounting and the arrangement consideration is allocated to the identified separate units based on a relative selling price hierarchy. We determine the relative selling price for a deliverable based on its vendor-specific objective evidence of selling price (“VSOE”), if available, or our best estimate of selling price (“BESP”), if VSOE is not available. We have determined that third-party evidence (“TPE”) is not a practical alternative due to differences in our service offerings compared to other parties and the availability of relevant third-party pricing information. The amount of revenue allocated to delivered items is limited by contingent revenue, if any.
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

During the three months ended April 30, 2014, we deferred $40.9 million of commission expenditures and we amortized $59.9 million to sales expense. During the same period a year ago, we deferred $17.5 million of commission expenditures and we amortized $45.7 million to sales expense. Deferred commissions on our condensed consolidated balance sheets totaled $306.0 million at April 30, 2014 and $324.9 million at January 31, 2014.
Capitalized Internal-Use Software Costs. We are required to follow the guidance of Accounting Standards Codification 350 (“ASC 350”), Intangibles- Goodwill and Other in accounting for the cost of computer software developed for internal-use and the accounting for web-based product development costs. ASC 350 requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage, and amortize these costs on a straight-line basis over the estimated useful life of the respective asset. We deliver our enterprise cloud computing solutions as a service via all the major Internet browsers and on leading major mobile device operating systems. As a result of this software as a service delivery model, we believe we have larger capitalized costs as compared to traditional enterprise software companies as they are required to use a different accounting standard.
Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Goodwill and Long-Lived Assets. We make estimates, assumptions, and judgments when valuing goodwill and other intangible assets in connection with the initial purchase price allocation of an acquired entity, as well as when evaluating the recoverability of our goodwill and other intangible assets on an ongoing basis. These estimates are based upon a number of factors, including historical experience, market conditions, and information obtained from the management of acquired companies. Critical estimates in valuing certain intangible assets include, but are not limited to, historical and projected attrition rates, anticipated growth in revenue from the acquired customers and acquired technology, and the expected use of the acquired assets. These factors are also considered in determining the useful life of acquired intangible assets. The amounts and useful lives assigned to identified intangible assets impacts the amount and timing of future amortization expense.
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

•	The probability of performance conditions, if any, that affect the vesting of certain awards being achieved. Expense is only recognized for those shares expected to vest.
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
Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not expected to be realized based on the weighting of positive and negative evidence. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the applicable tax law. We regularly review the deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Our judgment regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute the business plans and/or tax planning strategies. Should there be a change in the ability to recover deferred tax assets, our income tax provision would increase or decrease in the period in which the assessment is changed.
Our tax provision could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, changes in tax laws, including fundamental changes to tax laws applicable to corporate multinationals that may be considered by the United States and many countries in the European Union, changes in accounting principles, adverse results of tax examinations as well as changes in excess tax benefits related to exercises and vesting of stock-based compensation that are allocated directly to stockholders’ equity.

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

Results of Operations
The following tables set forth selected data for each of the periods indicated (in thousands):

	Three Months Ended April 30,
	2014	2013
Revenues:
Subscription and support	$1,147,306	$842,221
Professional services and other	79,466	50,412
Total revenues	1,226,772	892,633
Cost of revenues:
Subscription and support	208,947	153,550
Professional services and other	83,358	55,444
Total cost of revenues	292,305	208,994
Gross profit	934,467	683,639
Operating expenses:
Research and development	188,358	131,939
Marketing and sales	639,355	466,490
General and administrative	162,095	129,750
Total operating expenses	989,808	728,179
Loss from operations	(55,341)	(44,540)
Investment income	1,778	3,354
Interest expense	(20,359)	(11,883)
Other expense (1)	(10,847)	(874)
Loss before provision for income taxes	(84,769)	(53,943)
Provision for income taxes	(12,142)	(13,778)
Net loss	$(96,911)	$(67,721)

(1)	Amount includes approximately $8.5 million loss on conversions of our convertible 0.75% senior notes due January 2015 recognized during the three months ended April 30, 2014.

Cost of revenues and marketing and sales expenses include the following amounts related to amortization of purchased intangibles from business combinations (in thousands):

	Three Months Ended April 30,
	2014	2013
Cost of revenues	$28,672	$21,305
Marketing and sales	14,965	2,460
Cost of revenues and operating expenses include the following amounts related to stock-based awards (in thousands):

	Three Months Ended April 30,
	2014	2013
Cost of revenues	$11,810	$10,678
Research and development	27,284	24,429
Marketing and sales	67,133	59,802
General and administrative	24,865	19,820

Revenues by geography were as follows (in thousands):

	Three Months Ended April 30,
	2014	2013
Americas	$876,377	$631,108
Europe	230,810	162,826
Asia Pacific	119,585	98,699
	$1,226,772	$892,633
Americas revenue attributed to the United States was approximately 94 percent and 95 percent for the three months ended April 30, 2014 and 2013, respectively.

The following tables set forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended April 30,
	2014	2013
Revenues:
Subscription and support	94%	94%
Professional services and other	6	6
Total revenues	100	100
Cost of revenues:
Subscription and support	17	17
Professional services and other	7	6
Total cost of revenues	24	23
Gross profit	76	77
Operating expenses:
Research and development	16	15
Marketing and sales	52	52
General and administrative	13	15
Total operating expenses	81	82
Loss from operations	(5)	(5)
Investment income	0	0
Interest expense	(1)	(1)
Other expense	(1)	0
Loss before provision for income taxes	(7)	(6)
Provision for income taxes	(1)	(2)
Net loss	(8)%	(8)%

	Three Months Ended April 30,
	2014	2013
Amortization of purchased intangibles:
Cost of revenues	2%	2%
Marketing and sales	1	0

	Three Months Ended April 30,
	2014	2013
Stock-based awards:
Cost of revenues	1%	1%
Research and development	2	3
Marketing and sales	5	7
General and administrative	2	2

	Three Months Ended April 30,
	2014	2013
Revenues by geography:
Americas	71%	71%
Europe	19	18
Asia Pacific	10	11
	100%	100%

	Three Months Ended April 30, 2014 compared to Three Months Ended April 30, 2013	Three Months Ended April 30, 2013 compared to Three Months Ended April 30, 2012
Revenue constant currency growth rates (as compared to the comparable prior periods)
Americas	39%	30%
Europe	35%	38%
Asia Pacific	26%	17%
Total growth	37%	30%
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

Three Months Ended April 30, 2014 and 2013
Revenues.

	Three Months Ended April 30,		Variance
(in thousands)	2014	2013	Dollars	Percent
Subscription and support	$1,147,306	$842,221	$305,085	36%
Professional services and other	79,466	50,412	29,054	58%
Total revenues	$1,226,772	$892,633	$334,139	37%
Total revenues were $1.2 billion for the three months ended April 30, 2014, compared to $892.6 million during the same period a year ago, an increase of $334.1 million, or 37 percent. On a constant currency basis, total revenues grew 37 percent. Subscription and support revenues were $1,147.3 million, or 94 percent of total revenues, for the three months ended April 30, 2014, compared to $842.2 million, or 94 percent of total revenues, during the same period a year ago, an increase of $305.1 million, or 36 percent. The increase in subscription and support revenues was due almost entirely to volume-driven increases from new customers, upgrades and additional subscriptions from existing customers and a decline in attrition rates as compared to a year ago. We have continued to invest in a variety of customer programs and initiatives, which, along with increasing enterprise adoption, have helped reduce our attrition rates. The net price per user per month for our three primary offerings, Professional Edition, Enterprise Edition and Unlimited Edition, varies from period to period, but has remained within a consistent range over the past eight quarters. The net price per user per month has not been a significant driver of revenue growth for the periods presented. Professional services and other revenues were $79.5 million, or six percent percent of total revenues, for the three months ended April 30, 2014, compared to $50.4 million, or six percent of total revenues, for the same period a year ago, an increase of $29.1 million, or 58 percent. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers.
Revenues in Europe and Asia Pacific accounted for $350.4 million, or 29 percent of total revenues, for the three months ended April 30, 2014, compared to $261.5 million, or 29 percent of total revenues, during the same period a year ago, an increase of $88.9 million, or 34 percent. The increase in revenues outside of the Americas was the result of the increasing acceptance of our service, our focus on marketing our services internationally and reduced attrition rates as a result of the reasons stated above. Revenues outside of the Americas benefited from the strengthening of the major international currencies relative to the U.S. dollar, which increased aggregate international revenues by $5.7 million compared to the same period a year ago.
Cost of Revenues.

	Three Months Ended April 30,		Variance
(in thousands)	2014	2013	Dollars
Subscription and support	$208,947	$153,550	$55,397
Professional services and other	83,358	55,444	27,914
Total cost of revenues	$292,305	$208,994	$83,311
Percent of total revenues	24%	23%
Cost of revenues was $292.3 million, or 24 percent of total revenues, for the three months ended April 30, 2014, compared to $209.0 million, or 23 percent of total revenues, during the same period a year ago, an increase of $83.3 million. The increase in absolute dollars was primarily due to an increase of $38.2 million in employee-related costs, an increase of $1.1 million in stock-based expenses, an increase of $17.1 million in service delivery costs, primarily due to our efforts to increase data center capacity, and an increase of $23.8 million in depreciation and amortization expenses, $7.4 million of which related to the amortization of purchased intangible assets. We have increased our headcount by 65 percent since April 30, 2013 to meet the higher demand for services from our customers, of which the majority was due to the acquisition of ExactTarget on July 12, 2013. In June 2013, we entered into a large capital lease agreement for software for a period of nine years, which consists of the contractual term of six years and a renewal option of three years. The capitalized portion is being depreciated over the estimated useful life of the software, which is nine years. A portion of the depreciation expense on this asset was allocated to cost of revenues which is included in the amount above. We expect the costs associated with this software agreement to increase slightly in future fiscal years. We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity. Additionally, the amortization of purchased intangible assets will increase as we acquire additional businesses and technologies. We also plan to add additional employees in our professional services group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues in future periods.
Research and Development.

	Three Months Ended April 30,		Variance
(in thousands)	2014	2013	Dollars
Research and development	$188,358	$131,939	$56,419
Percent of total revenues	16%	15%
Research and development expenses were $188.4 million, or 16 percent of total revenues, for the three months ended April 30, 2014, compared to $131.9 million, or 15 percent of total revenues, during the same period a year ago, an increase of $56.4 million. The increase in absolute dollars was primarily due to an increase of $39.4 million in employee-related costs, an increase of $2.9 million in stock-based expenses, an increase of $4.7 million in our development and test data center, and an increase of $5.3 million in depreciation and amortization expenses. We increased our research and development headcount by 33 percent since April 30, 2013 in order to improve and extend our service offerings and develop new technologies. A majority of the increase was due to the acquisition of ExactTarget. In June 2013, we entered into a large capital lease agreement for software for a period of nine years, which consists of the contractual term of six years and a renewal option of three years. A portion of the depreciation expense on this asset was allocated to research and development. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to invest in additional employees and technology to support the development of new, and improve existing, technologies and the integration of acquired technologies.
Marketing and Sales.

	Three Months Ended April 30,		Variance
(in thousands)	2014	2013	Dollars
Marketing and sales	$639,355	$466,490	$172,865
Percent of total revenues	52%	52%
Marketing and sales expenses were $639.4 million, or 52 percent of total revenues, for the three months ended April 30, 2014, compared to $466.5 million, or 52 percent of total revenues, during the same period a year ago, an increase of $172.9 million. The increase in absolute dollars was primarily due to increases of $128.9 million in employee-related costs, including amortization of deferred commissions, $7.3 million in stock-based expenses, $11.1 million in advertising expenses, $12.5 million related to the amortization of purchased intangible assets and $12.7 million in allocated overhead. Our marketing and sales headcount increased by 36 percent since April 30, 2013. The increase in headcount was primarily attributable to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base, while a portion of the increase was due to the acquisition of ExactTarget.
General and Administrative.

	Three Months Ended April 30,		Variance
(in thousands)	2014	2013	Dollars
General and administrative	$162,095	$129,750	$32,345
Percent of total revenues	13%	15%
General and administrative expenses were $162.1 million, or 13 percent of total revenues, for the three months ended April 30, 2014, compared to $129.8 million, or 15 percent of total revenues, during the same period a year ago, an increase of $32.3 million. The increase was primarily due to increases of $20.3 million in employee-related costs, $5.0 million in stock-based expenses, $5.1 million in professional and outside services and increases in allocated overhead. Our general and administrative headcount increased by 26 percent since April 30, 2013, of which the majority was due to the acquisition of ExactTarget.
Loss from operations.

	Three Months Ended April 30,		Variance
(in thousands)	2014	2013	Dollars
Loss from operations	$(55,341)	$(44,540)	$(10,801)
Percent of total revenues	(5)%	(5)%
Loss from operations for the three months ended April 30, 2014 was $55.3 million and included $131.1 million of stock-based expenses and $43.6 million of amortization of purchased intangibles. During the same period a year ago, loss from operations was $44.5 million and included $114.7 million of stock-based expenses and $23.8 million of amortization of purchased intangibles.
Investment income.

	Three Months Ended April 30,		Variance
(in thousands)	2014	2013	Dollars
Investment income	$1,778	$3,354	$(1,576)
Percent of total revenues	0%	0%
Investment income consists of income on our cash and marketable securities balances. Investment income was $1.8 million for the three months ended April 30, 2014 and was $3.4 million during the same period a year ago. The decrease was primarily due to the decrease in marketable securities balances.
Interest expense.

	Three Months Ended April 30,		Variance
(in thousands)	2014	2013	Dollars
Interest expense	$(20,359)	$(11,883)	$(8,476)
Percent of total revenues	(1)%	(1)%
Interest expense consists of interest on our convertible senior notes, capital leases and term loan. Interest expense, net of interest costs capitalized, was $20.4 million for the three months ended April 30, 2014 and was $11.9 million during the same period a year ago. The increase was primarily due to interest expense associated with the $300.0 million term loan that was entered into in connection with the acquisition of ExactTarget and the large capital lease agreement for software which we entered into in June 2013.
Other expense.

	Three Months Ended April 30,		Variance
(in thousands)	2014	2013	Dollars
Other expense	$(10,847)	$(874)	$(9,973)
Percent of total revenues	(1)%	0%
Other expense primarily consists of foreign currency transaction gains and losses. Other expense increased primarily due to the loss of approximately $8.5 million on conversions of our convertible 0.75% senior notes that was recognized during the three months ended April 30, 2014.

Provision for income taxes.

	Three Months Ended April 30,		Variance
(in thousands)	2014	2013	Dollars
Provision for income taxes	$(12,142)	$(13,778)	$1,636
Effective tax rate	(14)%	(26)%
We recognized a tax expense of $12.1 million on a pretax loss of $84.8 million, which resulted in a negative effective tax rate of 14 percent for the three months ended April 30, 2014, as we recorded income taxes in profitable jurisdictions outside the U.S. and current tax expense in the U.S. We had U.S. current tax expense as a result of forecasted taxable income before considering certain excess tax benefits from stock options and vesting of restricted stock. The U.S. current tax expense was partially offset by tax benefit attributable to losses in certain U.S. states with no valuation allowance.
We recorded a tax expense of $13.8 million for the three months ended April 30, 2013, which resulted in a negative effective tax rate of 26 percent. We recorded a tax provision on a pretax loss in the three months ended April 30, 2013, primarily due to income taxes accrued in profitable jurisdictions outside of the U.S. and the loss in the U.S. was not benefited due to our valuation allowance.
Liquidity and Capital Resources
At April 30, 2014, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1.5 billion and accounts receivable of $684.2 million.
Net cash provided by operating activities was $473.1 million during the three months ended April 30, 2014 and $283.2 million during the same period a year ago. Cash provided by operating activities has historically been affected by the amount of net loss adjusted for non-cash expense items such as depreciation and amortization, amortization of purchased intangibles from business combinations, amortization of debt discount, and the expense associated with stock-based awards; the reclassification of excess tax benefits from employee stock plans to cash flows from financing activities; the timing of employee related costs including commissions and bonus payments; the timing of collections from our customers, which is our largest source of operating cash flows; and changes in working capital accounts.
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
We generally invoice our customers for our subscription and services contracts in advance in annual or quarterly installments. We typically issue renewal invoices in advance of the renewal service period, and depending on timing, the initial invoice for the subscription and services contract and the subsequent renewal invoice may occur in different quarters. Such invoice amounts are initially reflected in accounts receivable and deferred revenue, which is reflected on the balance sheet. The operating cash flow benefit of increased billing activity generally occurs in the subsequent quarter when we collect from our customers. As such, our first quarter has become our largest collections and operating cash flow quarter.
Net cash provided by operating activities during the three months ended April 30, 2014 increased $189.9 million over the same period a year ago primarily due to the decrease in accounts receivable. During the three months ended April 30, 2014, $9.0 million of excess tax benefits from employee stock plans was reclassified to cash flows from financing activities, as compared to $1.9 million during the same period a year ago.
Net cash used in investing activities was $210.4 million during the three months ended April 30, 2014 and $219.3 million during the same period a year ago. The net cash used in investing activities during the three months ended April 30, 2014 primarily related to capital expenditures, including new office build-outs, investment of cash balances and strategic investments offset by proceeds from sales and maturities of marketable securities and a $30.0 million nonrefundable deposit received for a portion of our undeveloped real estate in San Francisco, California.

Net cash used in financing activities was $219.2 million during the three months ended April 30, 2014 as compared to net cash provided by financing activities of $1.1 billion during the same period a year ago. Net cash used in financing activities during the three months ended April 30, 2014 consisted primarily of $283.9 million in principal payments on our 0.75% convertible senior notes, $10.6 million of principal payments on capital leases and $7.5 million of principal payments on the term loan offset by $73.8 million from proceeds from equity plans.
In July 2013, we entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A. and certain other lenders, which provides for a $300.0 million term loan (the “Term Loan”) that matures on July 11, 2016 (the “Maturity Date”). The Term Loan bears interest at our option under either a LIBOR-based formula or a base rate formula, each as set forth in the Credit Agreement.
The Credit Agreement contains certain customary affirmative and negative covenants, including a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, a limit on our ability to incur additional indebtedness, issue preferred stock or pay dividends, and certain other restrictions on our activities as defined in the Credit Agreement. We were in compliance with the Credit Agreement’s covenants as of April 30, 2014.
The weighted-average interest rate on the Term Loan was 2.0% for the three months ended April 30, 2014. As of April 30, 2014, the amount outstanding under the Term Loan was $277.5 million. During the three months ended April 30, 2014, principal payments totaling $7.5 million were made on the Term Loan and subsequent payments of $7.5 million are due quarterly thereafter until the maturity date in July 2016 when the remaining outstanding principal amount is due.
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
As of April 30, 2014 the remaining principal balance of the 0.75% Senior Notes outstanding is $285.0 million. During the quarter ending July 31, 2014, we will repay in cash an aggregate principal balance of at least $13.7 million related to additional conversion requests of our 0.75% Senior Notes received through the date of the filing of this Form 10-Q. The excess of the conversion value that is greater than the principal amount will be delivered in shares of our common stock for the majority of the conversion requests received to date. If our stock price continues to trade at a price exceeding 130% of the conversion price of $21.34 per share applicable to our 0.75% Senior Notes, we may continue to see conversion requests on the 0.75% Senior Notes during fiscal 2015.
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
The 0.25% Senior Notes will be convertible if during any 20 trading days during the 30 consecutive trading days of any fiscal quarter, our common stock trades at a price exceeding 130% of the conversion price of $66.44 per share applicable to the 0.25% Senior Notes. The 0.25% Senior Notes have not yet been convertible at the holders’ option. The 0.25% Senior Notes are classified as a noncurrent liability on our condensed consolidated balance sheet as of April 30, 2014. For 20 trading days during the 30 consecutive trading days ended April 30, 2014, our common stock did not trade at a price exceeding 130% of the conversion price of $66.44 per share applicable to the 0.25% Senior Notes. Accordingly, the 0.25% Senior Notes will not be convertible at the holders’ option for the quarter ending July 31, 2014, and will remain classified as a noncurrent liability on our condensed consolidated balance sheet.
Our cash, cash equivalents and marketable securities are comprised primarily of corporate notes and other obligations, U.S. treasury securities, U.S. agency obligations, government obligations, collateralized mortgage obligations, mortgage backed securities, time deposits, money market mutual funds and municipal securities.
As of April 30, 2014, we have a total of $61.8 million in letters of credit outstanding in favor of certain landlords for office space. To date, no amounts have been drawn against the letters of credit, which renew annually and expire at various dates through December 2030.

We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.
Our principal commitments consist of obligations under leases for office space and co-location facilities for data center capacity and our development and test data center, and computer equipment and software and furniture and fixtures. At April 30, 2014, the future non-cancelable minimum payments under these commitments were as follows (in thousands):

	Capital Leases	Operating Leases	Financing Obligation, Building in Progress-Leased Facility
Fiscal Period:
Remaining nine months of fiscal 2015	$62,622	$162,059	$0
Fiscal 2016	74,140	207,371	1,777
Fiscal 2017	75,803	175,335	16,877
Fiscal 2018	83,843	142,830	21,107
Fiscal 2019	99,908	150,971	21,551
Thereafter	200,067	1,125,631	274,512
Total minimum lease payments	596,383	$1,964,197	$335,824
Less: amount representing interest	(82,847)
Present value of capital lease obligations	$513,536
The majority of our operating lease agreements provide us with the option to renew. Our future operating lease obligations would change if we exercised these options and if we entered into additional operating lease agreements as we expand our operations.
The financing obligation above represents the total obligation for our lease of approximately 445,000 rentable square feet of office space in San Francisco, California. As of April 30, 2014, $52.9 million of the total obligation noted above was recorded to Financing obligation, building in progress - leased facility, which is included in “Other noncurrent liabilities” on the consolidated balance sheets.
On April 10, 2014, the Company entered into an office lease agreement to lease approximately 714,000 rentable square feet of an office building to be located in San Francisco, California. The lease payments associated with the lease will be approximately $560.0 million over the 15.5 year term of the lease, beginning in the Company's first quarter of fiscal year 2018, which is reflected above under Operating Leases.
During the remaining nine months of fiscal 2015 and in future fiscal years, we have made and expect to continue to make additional investments in our infrastructure to scale our operations and increase productivity. We plan to upgrade and/or replace various internal systems to scale with the overall growth of the Company. Additionally, we expect capital expenditures to be higher in absolute dollars and remain consistent as a percentage of total revenues in future periods as a result of continued office build-outs, other leasehold improvements and data center investments.
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

•
Gains/Losses on Conversions of Debt. Upon settlement of the Company’s convertible senior notes, we attribute the fair value of the consideration transferred to the liability and equity components of the convertible senior notes. The difference between the fair value of consideration attributed to the liability component and the carrying value of the liability as of settlement date is recorded as a non-cash gain or loss on the statement of operations. Management believes that the exclusion of the non-cash gain/loss provides investors an enhanced view of the company’s operational performance.

•
Income Tax Effects and Adjustments. During fiscal 2014, the Company’s non-GAAP tax provision excludes the tax effects of expense items described above and certain tax items not directly related to the current fiscal year’s ordinary operating results. Examples of such tax items include, but are not limited to, changes in the valuation allowance related to deferred tax assets, certain acquisition-related costs and unusual or infrequently occurring items. Management believes the exclusion of these income tax adjustments provides investors with useful supplemental information about the Company’s operational performance. During fiscal 2015, the Company intends to compute and provide a fixed long-term projected non-GAAP tax rate. When projecting this long-term rate, the Company excluded the income tax effects of the non-cash items described above. Additionally, the Company evaluated its current long-term projections, current tax structure and other factors such as the Company’s existing tax positions in various jurisdictions and key legislations in major jurisdictions where the company operates. The Company intends to re-evaluate this long-term rate only on an annual basis. This long-term non-GAAP tax rate eliminates the effects of non-recurring and period specific items which can vary in size and frequency, and will provide better consistency within the interim reporting periods. Examples of the non-recurring and period specific items include but are not limited to changes in the valuation allowance related to deferred tax assets, effects resulting from acquisitions, and unusual or infrequently occurring items. This long-term rate could be subject to change for a variety of reasons, for example, significant structural changes in the geographic earnings mix including acquisition activity, or fundamental tax law changes in major jurisdictions where the company operates.

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

Our reconciliation of the non-GAAP financial measures of gross profit, operating profit, net income and earnings per share to the most comparable GAAP measure, “gross profit,” “loss from operations,” “net loss” and “net loss per share” for the three months ended April 30, 2014 and 2013 are as follows (in thousands, except for share numbers):

	Three Months Ended April 30,
	2014	2013
Non-GAAP gross profit
GAAP gross profit	$934,467	$683,639
Plus:
Amortization of purchased intangibles	28,672	21,305
Stock-based expenses	11,810	10,678
Non-GAAP gross profit	$974,949	$715,622

	Three Months Ended April 30,
	2014	2013
Non-GAAP operating profit
GAAP loss from operations	$(55,341)	$(44,540)
Plus:
Amortization of purchased intangibles	43,637	23,765
Stock-based expenses	131,092	114,729
Non-GAAP operating profit	$119,388	$93,954

	Three Months Ended April 30,
	2014	2013
Non-GAAP net income
GAAP net loss	$(96,911)	$(67,721)
Plus:
Amortization of purchased intangibles	43,637	23,765
Stock-based expenses	131,092	114,729
Amortization of debt discount, net	10,984	9,240
Loss on conversion of debt	8,529	0
Less:
Income tax effects and adjustments of Non-GAAP items	(27,815)	(19,049)
Non-GAAP net income	$69,516	$60,964

	Three Months Ended April 30,
	2014	2013
Non-GAAP diluted earnings per share
GAAP diluted loss per share	$(0.16)	$(0.12)
Plus:
Amortization of purchased intangibles	0.07	0.04
Stock-based expenses	0.20	0.19
Amortization of debt discount, net	0.02	0.01
Loss on conversion of debt	0.01	0.00
Less:
Income tax effects and adjustments of Non-GAAP items	(0.03)	(0.02)
Non-GAAP diluted earnings per share	$0.11	$0.10
Shares used in computing diluted net income per share	648,000	622,677
The effects of dilutive securities were not included in the GAAP calculation of diluted earnings/loss per share for the three months ended April 30, 2014 and 2013 because we had a net loss for those periods and the effect would have been anti-dilutive. The following table reflects the effect of the dilutive securities on the basic share count used in the GAAP earnings/loss per share calculation to derive the share count used for the non-GAAP diluted earnings per share:

	Three Months Ended April 30,
Supplemental Diluted Sharecount Information (in thousands):	2014	2013
Weighted-average shares outstanding for GAAP basic earnings per share	612,512	588,385
Effect of dilutive securities:
Convertible senior notes	8,495	13,563
Warrants associated with the convertible senior note hedges	13,220	8,214
Employee stock awards	13,773	12,515
Adjusted weighted-average shares outstanding and assumed conversions for Non-GAAP diluted earnings per share	648,000	622,677

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $1.5 billion at April 30, 2014. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least triple BBB or better. The cash, cash equivalents and short-term marketable securities are held for general corporate purposes including possible acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase or decrease in interest rates of 100-basis points at April 30, 2014 could result in a $10.9 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.
At January 31, 2014, we had cash, cash equivalents and marketable securities totaling $1.3 billion. The fixed-income portfolio was also subject to interest rate risk. Changes in interest rates of 100-basis points would have resulted in market value changes of $16.7 million.
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
The 0.75% Senior Notes and the 0.25% Senior Notes have fixed annual interest rates of 0.75% and 0.25%, respectively and therefore, we do not have economic interest rate exposure on the Notes. However, the value of the Notes are exposed to interest rate risk. Generally, the fair values of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of our Notes is affected by our stock price. The carrying value of our 0.75% Senior Notes was $275.0 million and the carrying value of our 0.25% Senior Notes was $1.1 billion as of April 30, 2014, which represents the liability components of the $285.0 million principal balance and $1.15 billion principal balance, respectively. The total estimated fair values of our 0.75% Senior Notes and 0.25% Senior Notes at April 30, 2014 were $688.8 million and $1.3 billion, respectively. The fair value was determined based on the closing trading price per $100 of the 0.75% Senior Notes and 0.25% Senior Notes as of the last day of trading for the first quarter of fiscal 2015, which was $241.70 and $110.09, respectively.

In July 2013, we entered into a $300.0 million term loan (the “Term Loan”) which matures in July 2016 and bears interest at our option of either a base rate plus a spread of 0.50% to 1.00% or an adjusted LIBOR rate as defined in the Credit Agreement plus a spread of 1.50% to 2.00%. We entered into the Term Loan for purposes of partially funding the acquisition of ExactTarget. Interest is due and payable in arrears quarterly for the loan bearing interest as described above at the end of an interest period. The Term Loan is payable in quarterly installments equal to $7.5 million with the remaining outstanding principal amount of the term loan being due and payable at maturity.
By entering into the Term Loan, we have assumed risks associated with variable interest rates based upon a variable base rate or LIBOR. The weighted average interest rate on the Term Loan was 2.0% for the three months ended April 30, 2014. Changes in the overall level of interest rates affect the interest expense that we recognize in our statements of operations.
We have an investment portfolio that includes strategic investments in public and privately-held companies, many of which are in the development stage. When our ownership interests are less than 20 percent and we do not have the ability to exert significant influence, we account for investments in non-marketable equity and debt securities of the privately-held companies using the cost method of accounting. Otherwise, we account for the investments using the equity method of accounting. As of April 30, 2014 and January 31, 2014 the carrying value of our investments in privately-held companies was $92.8 million and $77.0 million, respectively.

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
In the ordinary course of business, we are or may be involved in various legal proceedings and claims related to alleged infringement of third-party patents and other intellectual property rights, commercial, corporate and securities, labor and employment, wage and hour, and other claims. We have been, and may in the future be, put on notice and/or sued by third parties for alleged infringement of their proprietary rights, including patent infringement.
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
As part of our business strategy, we periodically make investments in, or acquisitions of, complementary businesses, joint ventures, services and technologies and intellectual property rights, and we expect that we will continue to make such investments and acquisitions in the future. In July 2013, we acquired ExactTarget, our largest acquisition in the company’s history. Acquisitions and investments involve numerous risks, including:
•the potential failure to achieve the expected benefits of the combination or acquisition;
•difficulties in and the cost of integrating operations, technologies, services and personnel;
•diversion of financial and managerial resources from existing operations;

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

•	timing of additional investments in our enterprise cloud computing application and platform services and in our consulting service;

•	regulatory compliance costs;

•	the timing of customer payments and payment defaults by customers;

•	extraordinary expenses such as litigation or other dispute-related settlement payments;

•	the impact of new accounting pronouncements;

•	equity issuances, including as consideration in acquisitions or due to the conversion of our outstanding convertible notes at the election of the note holders;

•	the timing of stock awards to employees and the related adverse financial statement impact of having to expense those stock awards on a straight-line basis over their vesting schedules;

•	the timing of commission, bonus, and other compensation payments to employees; and

•	the timing of payroll and other withholding tax expenses which is triggered by the payment of bonuses and when employees exercise their vested stock awards.
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
We derive substantially all of our revenue from subscriptions to our CRM enterprise cloud computing application service, and we expect this will continue for the foreseeable future. The markets for our ExactTarget Marketing Cloud and Salesforce1 Platform remain relatively new and it is uncertain whether our efforts will ever result in significant revenue for us. Further, the introduction of new services beyond the CRM market may not be successful, and early stage interest and adoption of such new services may not result in long term success or significant revenue for us. Our efforts to expand our service beyond the CRM market may not succeed and may reduce our revenue growth rate.
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
Any adverse determination related to intellectual property claims or other litigation could prevent us from offering our service to others, could be material to our financial condition or cash flows, or both, or could otherwise adversely affect our operating results. In addition, depending on the nature and timing of any such dispute, an unfavorable resolution of a legal matter could materially affect our future results of operations or cash flows or both of a particular quarter.

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
We have a higher level of debt compared to historical periods, including our outstanding $285.0 million of 0.75% Senior Notes due January 15, 2015, $1.15 billion in aggregate principal amount of 0.25% Senior Notes due April 1, 2018, $277.5 million term loan maturing in July 2016 with Bank of America, N.A. and certain other lenders and capital lease arrangements in excess of $500.0 million. Our maintenance of this indebtedness could have important consequences because:

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
We may not realize any benefits in connection with our November 2010 purchase of undeveloped land in San Francisco. If we do not realize any benefits, our financial performance may be negatively impacted.
In November 2010, we purchased approximately 14 net acres of undeveloped real estate in San Francisco, California, including entitlements and improvements associated with the land. We may not realize any benefits with respect to the purchase of such real estate. During the first quarter of fiscal 2013, we suspended pre-construction activity on the land. During the first quarter of fiscal 2015, we entered into two separate agreements to sell portions of our undeveloped land. The sales of these portions of our land are subject to separate closing conditions and the sales may not in fact close. Any aggregate sales proceeds may ultimately be less than the recorded value of the land on our consolidated balance sheet, and our financial results may be negatively impacted.

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

•	forward-looking guidance to industry and financial analysts related to future revenue and earnings per share;

•	changes in the estimates of our operating results or changes in recommendations by securities analysts that elect to follow our common stock;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	announcements by us or by our competitors of mergers or other strategic acquisitions, or rumors of such transactions involving us or our competitors;

•	announcements of customer additions and customer cancellations or delays in customer purchases;

•	recruitment or departure of key personnel;

•	disruptions in our service due to computer hardware, software, network or data center problems;

•	the economy as a whole, market conditions in our industry and the industries of our customers;

•	trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding common stock;

•	the issuance of shares of common stock by us, whether in connection with an acquisition, a capital raising transaction or upon conversion of some or all of our outstanding convertible senior notes;

•	issuance of debt or other convertible securities; and

•	any other factors discussed herein.
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
There can be no assurance that we will have sufficient financial resources, or will be able to arrange financing, to pay the fundamental change purchase price if holders submit their notes for purchase by us upon the occurrence of a fundamental change or to pay the amount of cash due if holders surrender their notes for conversion. In addition, agreements governing any future debt may restrict our ability to make each of the required cash payments even if we have sufficient funds to make them. Furthermore, our ability to purchase the notes or to pay cash upon the conversion of the notes may be limited by law or regulatory authority. In addition, if we fail to purchase the notes, to pay interest due on, or to pay the amount of cash due upon conversion, we will be in default under the indenture, which in turn may result in the acceleration of other indebtedness we may then have. If the repayment of the other indebtedness were to be accelerated, we may not have sufficient funds to repay that indebtedness and to purchase the notes or to pay the amount of cash due upon conversion. Our inability to pay for the notes that are tendered for purchase or upon conversion could result in note holders receiving substantially less than the principal amount of the notes.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS
Exhibits
The Exhibits listed below are filed as part of this Form 10-Q.
Index to Exhibits

Exhibit No.	Exhibit Description	Provided Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of salesforce.com, inc.		8-K	001-32224	3.1	06/11/2013

3.2	Amended and Restated Bylaws of salesforce.com, inc.		8-K	001-32224	3.2	06/11/2013

10.1*	Form of Change of Control as entered into with Joe Allanson, Keith Block, Alex Dayon, Scott Dorsey, Steve Fisher, Parker Harris, George Hu, Maria Martinez, Burke Norton and Graham Smith		10-K	001-32224	10.14	03/09/2009

10.2	Office Lease dated as of April 10, 2014 by and between salesforce.com, inc. and Transbay Tower LLC	X

10.3*	Transition Services Agreement dated February 27, 2014 by and between salesforce.com and Graham Smith	X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Exhibit No.	Exhibit Description	Provided Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Extension Definition

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement

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

salesforce.com, inc.
May 29, 2014	/s/ GRAHAM SMITH
Graham Smith
Chief Financial Officer

salesforce.com, inc.
May 29, 2014	/s/ JOE ALLANSON
Joe Allanson
Senior Vice President, Chief Accountant and Controller (Principal Accounting Officer)