Form 10-Q
period 2014-07-31
SALESFORCE COM INC
filed 2014-08-26
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2014
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2014, there were approximately 619.0 million shares of the Registrant’s Common Stock outstanding.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
salesforce.com, inc.
Condensed Consolidated Balance Sheets
(in thousands)

	July 31, 2014	January 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$774,725	$781,635
Short-term marketable securities	69,850	57,139
Accounts receivable, net	834,323	1,360,837
Deferred commissions	169,247	171,461
Land and building improvements held for sale	160,181	0
Prepaid expenses and other current assets	296,361	309,180
Total current assets	2,304,687	2,680,252
Marketable securities, noncurrent	827,183	482,243
Property and equipment, net	1,189,930	1,240,746
Deferred commissions, noncurrent	141,260	153,459
Capitalized software, net	449,499	481,917
Goodwill	3,492,713	3,500,823
Other assets, net	604,556	613,490
Total assets	$9,009,828	$9,152,930
Liabilities, temporary equity and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$891,062	$934,324
Deferred revenue	2,316,574	2,473,705
Convertible 0.75% senior notes, net	265,102	542,159
Term loan, current	30,000	30,000
Total current liabilities	3,502,738	3,980,188
Convertible 0.25% senior notes, net	1,058,737	1,046,930
Term loan, noncurrent	240,000	255,000
Deferred revenue, noncurrent	36,330	48,410
Other noncurrent liabilities	865,277	757,187
Total liabilities	5,703,082	6,087,715
Temporary equity	6,178	26,705
Stockholders’ equity:
Common stock	619	610
Additional paid-in capital	3,789,942	3,363,377
Accumulated other comprehensive income	11,163	17,680
Accumulated deficit	(501,156)	(343,157)
Total stockholders’ equity	3,300,568	3,038,510
Total liabilities, temporary equity and stockholders’ equity	$9,009,828	$9,152,930

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Revenues:
Subscription and support	$1,232,587	$902,844	$2,379,893	$1,745,065
Professional services and other	85,964	54,250	165,430	104,662
Total revenues	1,318,551	957,094	2,545,323	1,849,727
Cost of revenues (1)(2):
Subscription and support	218,918	160,908	427,865	314,458
Professional services and other	88,913	56,809	172,271	112,253
Total cost of revenues	307,831	217,717	600,136	426,711
Gross profit	1,010,720	739,377	1,945,187	1,423,016
Operating expenses (1)(2):
Research and development	203,109	148,079	391,467	280,018
Marketing and sales	671,958	480,621	1,311,313	947,111
General and administrative	169,087	150,534	331,182	280,284
Total operating expenses	1,044,154	779,234	2,033,962	1,507,413
Loss from operations	(33,434)	(39,857)	(88,775)	(84,397)
Investment income	2,655	4,387	4,433	7,741
Interest expense	(18,314)	(19,656)	(38,673)	(31,539)
Other expense	(3,876)	(1,678)	(14,723)	(2,552)
Loss before benefit from (provision for) income taxes	(52,969)	(56,804)	(137,738)	(110,747)
Benefit from (provision for) income taxes (3)	(8,119)	133,407	(20,261)	119,629
Net income (loss)	$(61,088)	$76,603	$(157,999)	$8,882
Basic net income (loss) per share	$(0.10)	$0.13	$(0.26)	$0.02
Diluted net income (loss) per share	$(0.10)	$0.12	$(0.26)	$0.01
Shares used in computing basic net income (loss) per share	617,016	593,955	614,797	591,210
Shares used in computing diluted net income (loss) per share	617,016	624,656	614,797	623,865
_______________
(1) Amounts include amortization of purchased intangibles from business combinations, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Cost of revenues	$21,271	$22,550	$49,943	$43,855
Marketing and sales	14,648	4,476	29,613	6,936
(2) Amounts include stock-based expenses, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Cost of revenues	$12,977	$9,981	$24,787	$20,659
Research and development	33,112	26,032	60,396	50,461
Marketing and sales	70,485	56,133	137,618	115,935
General and administrative	25,837	18,330	50,702	38,150
(3) The three and six months ended July 31, 2013 include a $128.8 million tax benefit recorded during the three months ended July 31, 2013 as a result of the partial release of the Company’s tax valuation allowance.
See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Net income (loss)	$(61,088)	$76,603	$(157,999)	$8,882
Other comprehensive loss, before tax and net of reclassification adjustments:
Foreign currency translation and other losses	(5,299)	(1,431)	(2,184)	(7,191)
Unrealized gains (losses) on investments	1,164	117	(4,333)	1,838
Other comprehensive loss, before tax	(4,135)	(1,314)	(6,517)	(5,353)
Tax effect	0	(1,173)	0	(545)
Other comprehensive loss, net of tax	(4,135)	(2,487)	(6,517)	(5,898)
Comprehensive income (loss)	$(65,223)	$74,116	$(164,516)	$2,984
See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Operating activities:
Net income (loss)	$(61,088)	$76,603	$(157,999)	$8,882
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	107,596	77,966	218,404	140,263
Amortization of debt discount and transaction costs	9,949	13,194	21,740	22,864
Loss on conversions of convertible senior notes	361	0	8,890	0
Amortization of deferred commissions	61,300	46,189	121,155	91,856
Expenses related to employee stock plans	142,411	110,476	273,503	225,205
Excess tax benefits from employee stock plans	6,815	1,278	(2,226)	(588)
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	(150,168)	(33,297)	526,514	336,592
Deferred commissions	(65,846)	(45,347)	(106,742)	(62,830)
Prepaid expenses and other current assets and other assets	23,636	(2,930)	27,913	(9,280)
Accounts payable, accrued expenses and other liabilities	142,638	(70,750)	(42,961)	(166,558)
Deferred revenue	28,289	9,801	(169,211)	(120,034)
Net cash provided by operating activities	245,893	183,183	718,980	466,372
Investing activities:
Business combinations, net of cash acquired	0	(2,592,571)	0	(2,614,732)
Nonrefundable deposits received for land	1,000	0	31,000	0
Strategic investments	(18,807)	(3,698)	(35,053)	(8,814)
Purchases of marketable securities	(284,928)	(56,458)	(535,464)	(320,745)
Sales of marketable securities	71,073	893,910	150,385	1,005,650
Maturities of marketable securities	16,762	6,046	23,960	20,604
Capital expenditures	(71,576)	(102,549)	(131,674)	(156,559)
Net cash used in investing activities	(286,476)	(1,855,320)	(496,846)	(2,074,596)
Financing activities:
Proceeds from borrowings on convertible senior notes, net	0	0	0	1,132,750
Proceeds from issuance of warrants	0	0	0	84,800
Purchase of convertible note hedge	0	0	0	(153,800)
Proceeds from term loan, net	0	298,500	0	298,500
Proceeds from employee stock plans	61,429	40,195	135,224	106,719
Excess tax benefits from employee stock plans	(6,815)	(1,278)	2,226	588
Payments on convertible senior notes	(13,692)	0	(297,584)	0
Principal payments on capital lease obligations	(40,341)	(12,108)	(50,935)	(20,607)
Principal payments on term loan	(7,500)	0	(15,000)	0
Net cash provided by (used in) financing activities	(6,919)	325,309	(226,069)	1,448,950
Effect of exchange rate changes	(5,664)	(1,281)	(2,975)	(8,090)
Net decrease in cash and cash equivalents	(53,166)	(1,348,109)	(6,910)	(167,364)
Cash and cash equivalents, beginning of period	827,891	1,927,990	781,635	747,245
Cash and cash equivalents, end of period	$774,725	$579,881	$774,725	$579,881
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$8,322	$4,549	$16,989	$5,191
Income taxes, net of tax refunds	$14,805	$2,238	$24,799	$19,521
Non-cash financing and investing activities:
Fixed assets acquired under capital leases	$75,449	$467,117	$81,335	$473,674
Building in progress - leased facility acquired under financing obligation	$20,288	$0	$33,048	$0
Fair value of equity awards assumed	$0	$41,676	$0	$41,676
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
Basis of Presentation
The accompanying condensed consolidated balance sheet as of July 31, 2014 and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of cash flows for the three and six months ended July 31, 2014 and 2013, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2014 was derived from the audited consolidated financial statements which are included in the Company’s Form 10-K for the fiscal year ended January 31, 2014, which was filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2014. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s fiscal 2014 Form 10-K.
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments necessary for the fair presentation of the Company’s balance sheet as of July 31, 2014, and its results of operations, including its comprehensive loss, and its cash flows for the three and six months ended July 31, 2014 and 2013. All adjustments are of a normal recurring nature. The results for the three and six months ended July 31, 2014 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2015.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in the Company’s condensed consolidated financial statements and notes thereto.
Significant estimates and assumptions made by management include the determination of:

•	the best estimate of selling price of the deliverables included in multiple deliverable revenue arrangements,

•	the fair value of assets acquired and liabilities assumed for business combinations,

•	the recognition, measurement and valuation of current and deferred income taxes,

•	the recognition and measurement of loss contingencies,

•	the fair value of convertible notes,

•	the fair value of stock awards issued and related forfeiture rates,

•	the valuation of strategic investments and the determination of other-than-temporary impairments,

•	the estimate of real estate sublease rental rates and market conditions, and

•	the assessment of recoverability of long-lived assets (property and equipment, goodwill and identified intangibles).
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
No customer accounted for more than five percent of accounts receivable at July 31, 2014 and January 31, 2014, respectively. No single customer accounted for five percent or more of total revenue during the three and six months ended July 31, 2014 and 2013.
Geographic Locations
As of July 31, 2014 and January 31, 2014, assets located outside the Americas were 13 percent and 12 percent of total assets, respectively.
Revenues by geographical region are as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Americas	$940,946	$678,535	$1,817,323	$1,309,643
Europe	246,532	173,705	477,342	336,531
Asia Pacific	131,073	104,854	250,658	203,553
	$1,318,551	$957,094	$2,545,323	$1,849,727
Americas revenue attributed to the United States was approximately 94 percent and 96 percent for the three months ended July 31, 2014 and 2013, respectively, and approximately 94 percent and 95 percent for the six months ended July 31, 2014 and 2013, respectively. No other country represented more than ten percent of total revenue during the three and six months ended July 31, 2014 and 2013.

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
For certain professional services, the Company has established VSOE as a consistent number of standalone sales of these deliverables have been priced within a reasonably narrow range. The Company has not established VSOE for its subscription services due to lack of pricing consistency, the introduction of new services and other factors. Accordingly, the Company uses its BESP to determine the relative selling price for its subscription services.

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
Deferred Revenue
The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services described above and is recognized as the revenue recognition criteria are met. The Company generally invoices customers in annual installments. The deferred revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration, invoice timing and new business linearity within the quarter.
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

Property and Equipment
Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of those assets as follows:

Computer, equipment and software	3 to 9 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of the estimated lease term or 10 years
Building improvements	Amortized over the estimated useful lives of the respective assets when they are ready for their intended use.
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
Leases and Asset Retirement Obligations
The Company categorizes leases at their inception as either operating or capital leases. In certain lease agreements, the Company may receive rent holidays and other incentives. The Company recognizes lease costs on a straight-line basis once control of the space is achieved, without regard to deferred payment terms such as rent holidays that defer the commencement date of required payments. Additionally, incentives received are treated as a reduction of costs over the term of the agreement.

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
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three Months Ended July 31,		Six Months Ended July 31,
Stock Options	2014	2013	2014	2013
Volatility	37%	39-43%	37%	39-43%
Estimated life	3.5 years	3.1 years	3.5 years	3.1 years
Risk-free interest rate	1.25-1.46%	0.48-0.95%	1.20-1.46%	0.48-0.95%
Weighted-average fair value per share of grants	$15.81	$10.89	$16.15	$11.10

	Three Months Ended July 31,		Six Months Ended July 31,
ESPP	2014	2013	2014	2013
Volatility	34-35%	31-32%	34-35%	31-32%
Estimated life	0.75 years	0.75 years	0.75 years	0.75 years
Risk-free interest rate	0.07-0.16%	0.07-0.10%	0.07-0.16%	0.07-0.10%
Weighted-average fair value per share of grants	$14.53	$9.69	$14.53	$9.69
The Company estimated its future stock price volatility considering both its observed option-implied volatilities and its historical volatility calculations. Management believes this is the best estimate of the expected volatility over the expected life of its stock options and stock purchase rights.
The estimated life for the stock options was based on an analysis of historical exercise activity. The estimated life of the ESPP was based on the two purchase periods within each offering period. The risk-free interest rate is based on the rate for a U.S. government security with the same estimated life at the time of the option grant and the stock purchase rights.
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
New Accounting Pronouncement
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) which amended the existing FASB Accounting Standards Codification. This standard establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The standard also provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts. ASU 2014-09 is effective for fiscal 2018, including interim periods within that reporting period.  Early adoption is not permitted. The Company is currently in the process of assessing the adoption methodology, which allows the amendment to be applied retrospectively to each prior period presented, or with the cumulative effect recognized as of the date of initial application. The Company is also evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements and has not determined whether the effect will be material.

2. Investments
Marketable Securities
At July 31, 2014, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$543,071	$1,906	$(428)	$544,549
U.S. treasury securities	33,592	15	(6)	33,601
Mortgage backed obligations	50,270	195	(219)	50,246
Asset backed securities	99,312	52	(133)	99,231
Municipal securities	36,506	4	(143)	36,367
Foreign government obligations	23,931	302	0	24,233
U.S. agency obligations	27,642	9	(12)	27,639
Covered bonds	79,975	1,192	0	81,167
Total marketable securities	$894,299	$3,675	$(941)	$897,033
At January 31, 2014, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$340,706	$1,314	$(170)	$341,850
U.S. treasury securities	16,016	28	0	16,044
Mortgage backed obligations	24,888	281	(93)	25,076
Asset backed securities	38,213	39	(35)	38,217
Municipal securities	2,000	1	(3)	1,998
Foreign government obligations	24,305	171	(2)	24,474
U.S. agency obligations	14,726	9	(10)	14,725
Covered bonds	76,282	717	(1)	76,998
Total marketable securities	$537,136	$2,560	$(314)	$539,382
The duration of the investments classified as marketable securities is as follows (in thousands):

	As of
	July 31, 2014	January 31, 2014
Recorded as follows:
Short-term (due in one year or less)	$69,850	$57,139
Long-term (due after one year)	827,183	482,243
	$897,033	$539,382

As of July 31, 2014, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$156,412	$(396)	$3,273	$(32)	$159,685	$(428)
U.S. treasury securities	7,085	(6)	0	0	7,085	(6)
Mortgage backed obligations	32,289	(184)	2,791	(35)	35,080	(219)
Asset backed securities	52,247	(123)	2,550	(10)	54,797	(133)
Municipal securities	34,471	(143)	0	0	34,471	(143)
U.S. agency obligations	11,488	(12)	0	0	11,488	(12)
	$293,992	$(864)	$8,614	$(77)	$302,606	$(941)
The unrealized loss for each of these fixed rate marketable securities ranged from less than $1,000 to $20,000. The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of July 31, 2014. The Company expects to receive the full principal and interest on all of these marketable securities.
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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of July 31, 2014 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of July 31, 2014
Cash equivalents (1):
Time deposits	$0	$104,270	$0	$104,270
Money market mutual funds	114,962	0	0	114,962
Marketable securities:
Corporate notes and obligations	0	544,549	0	544,549
U.S. treasury securities	0	33,601	0	33,601
Mortgage backed obligations	0	50,246	0	50,246
Asset backed securities	0	99,231	0	99,231
Municipal securities	0	36,367	0	36,367
Foreign government obligations	0	24,233	0	24,233
U.S. agency obligations	0	27,639	0	27,639
Covered bonds	0	81,167	0	81,167
Foreign currency derivative contracts (2)	0	322	0	322
Total Assets	$114,962	$1,001,625	$0	$1,116,587
Liabilities
Foreign currency derivative contracts (3)	$0	$2,432	$0	$2,432
Total Liabilities	$0	$2,432	$0	$2,432
_____________
(1)Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheet as of July 31, 2014, in addition to $555.5 million of cash.
(2)Included in “prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheet as of July 31, 2014.
(3)Included in “accounts payable, accrued expenses and other liabilities” in the condensed consolidated balance sheet as of July 31, 2014.

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
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company uses forward currency derivative contracts to minimize the Company’s exposure to balances primarily denominated in Euros, Japanese yen, Canadian dollars and British pounds. The Company’s foreign currency derivative contracts which are not designated as hedging instruments are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. The Company’s program is not designated for trading or speculative purposes. As of July 31, 2014 and January 31, 2014, the foreign currency derivative contracts that were not settled are recorded at fair value on the condensed consolidated balance sheets.
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

Details on outstanding foreign currency derivative contracts related primarily to intercompany receivables and payables are presented below (in thousands):

	As of
	July 31, 2014	January 31, 2014
Notional amount of foreign currency derivative contracts	$457,576	$563,060
Fair value of foreign currency derivative contracts	$(2,110)	$(203)

The fair value of the Company’s outstanding derivative instruments are summarized below (in thousands):

		Fair Value of Derivative Instruments
		As of
	Balance Sheet Location	July 31, 2014	January 31, 2014
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$322	$1,598
Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Accounts payable, accrued expenses and other liabilities	$2,432	$1,801

The effect of the derivative instruments not designated as hedging instruments on the condensed consolidated statements of operations during the three and six months ended July 31, 2014 and 2013, respectively, are summarized below (in thousands):

Derivatives Not Designated as Hedging Instruments	Gains (Losses) on Derivative Instruments Recognized in Income
		Three Months Ended July 31,
	Location	2014	2013
Foreign currency derivative contracts	Other expense	$(2,914)	$(2,411)

Derivatives Not Designated as Hedging Instruments	Gains (Losses) on Derivative Instruments Recognized in Income
		Six Months Ended July 31,
	Location	2014	2013
Foreign currency derivative contracts	Other expense	$(2,006)	$(116)
Strategic Investments
The Company has three investments in marketable equity securities measured using quoted prices in their respective active markets and certain interests in non-marketable equity and debt securities that are collectively considered strategic investments. As of July 31, 2014, the fair value of the Company’s marketable equity securities of $10.7 million includes an unrealized gain of $8.5 million. As of January 31, 2014, the Company had three investments in marketable equity securities which had a fair value of $15.5 million, which included an unrealized gain of $13.3 million. These investments are recorded in other assets, net on the condensed consolidated balance sheets.
The Company’s interest in non-marketable equity and debt securities consists of noncontrolling equity and debt investments in privately-held companies. The Company’s investments in these privately-held companies are reported at cost or marked down to fair value when an event or circumstance indicates an other-than-temporary decline in value has occurred.

These investments are valued using significant unobservable inputs or data in an inactive market and the valuation requires the Company’s judgment due to the absence of market prices and inherent lack of liquidity.
As of July 31, 2014 and January 31, 2014, the carrying value of the Company’s investments in privately-held companies was $109.6 million and $77.0 million, respectively. These investments are recorded in other assets, net on the condensed consolidated balance sheets. The estimated fair value of the Company's investments in privately-held companies was $215.0 million as of July 31, 2014.
Investment Income
Investment income consists of interest income, realized gains, and realized losses on the Company’s cash, cash equivalents and marketable securities. The components of investment income are presented below (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Interest income	$2,567	$3,374	$4,331	$6,771
Realized gains	229	4,762	346	5,400
Realized losses	(141)	(3,749)	(244)	(4,430)
Total investment income	$2,655	$4,387	$4,433	$7,741
Reclassification adjustments out of accumulated other comprehensive loss into net income (loss) were immaterial for the three and six months ended July 31, 2014 and 2013.
3. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of
	July 31, 2014	January 31, 2014
Property and equipment, net
Land and building improvements	$137,653	$297,835
Computers, equipment and software	1,066,947	931,171
Furniture and fixtures	67,733	58,956
Leasehold improvements	341,372	296,390
Building in progress—leased facility	73,219	40,171
	1,686,924	1,624,523
Less accumulated depreciation and amortization	(496,994)	(383,777)
	$1,189,930	$1,240,746

Land and building improvements held for sale	$160,181	$0
Depreciation and amortization expense totaled $60.7 million and $41.7 million for the three months ended July 31, 2014 and 2013, respectively, and totaled $117.1 million and $72.5 million for the six months ended July 31, 2014 and 2013, respectively.
Computers, equipment and software at July 31, 2014 and January 31, 2014 included a total of $693.4 million and $612.0 million acquired under capital lease agreements, respectively. Accumulated amortization relating to computers, equipment and software under capital leases totaled $154.6 million and $109.1 million, respectively, at July 31, 2014 and January 31, 2014. Amortization of assets under capital leases is included in depreciation and amortization expense.

In November 2010, the Company purchased approximately 14 net acres of undeveloped real estate in San Francisco, California, including entitlements and improvements associated with the land. In addition to the amounts reflected in the table above, the Company recorded $23.3 million in purchased intangible assets related to perpetual parking rights associated with an existing parking garage situated on the land. The perpetual parking rights are classified as a purchased intangible asset as they represent an intangible right to use the existing garage. The Company has capitalized pre-construction activities related to the development of the land, including interest costs and property taxes since the November 2010 purchase. During the first quarter of fiscal 2013, the Company suspended pre-construction activity. The total carrying value of the land, building improvements and perpetual parking rights was $321.1 million as of July 31, 2014. In April 2014, the Company entered into an agreement to sell 8.8 net acres of this undeveloped real estate, for which the Company received a nonrefundable deposit in the amount of $30.0 million. As of July 31, 2014, the Company does not expect this sale to close within twelve months and therefore this portion of the Company's undeveloped real estate does not meet held for sale criteria. This sale is subject to certain closing conditions.
As of July 31, 2014, the remaining 5.2 net acres of the Company's undeveloped real estate met the criteria as held for sale, and as a result, the Company classified this portion of the Company's land and building improvements, which totaled $160.2 million, as held for sale on the accompanying condensed consolidated balance sheet. Subsequent to July 31, 2014, the Company sold approximately 3.7 net acres of the undeveloped real estate that was classified as held for sale as of July 31, 2014, for a total of $72.5 million. The Company will recognize a gain of $7.8 million on the sale of this portion of the Company's land and building improvements in the three months ended October 31, 2014. Separately, subsequent to July 31, 2014, the Company entered into an agreement to sell the remaining 1.5 net acres of undeveloped real estate that was classified as held for sale as of July 31, 2014. The sale of this portion of the Company's undeveloped real estate is expected to close within twelve months and is subject to certain closing conditions. As of July 31, 2014, the fair value of this portion of the Company's land and building improvements exceeds the carrying value based on recent market activity.
In December 2012, the Company entered into a lease agreement for approximately 445,000 rentable square feet of office space in San Francisco, California. The space rented is for the total office space available in the building, which is in the process of being constructed. As a result of the Company’s involvement during the construction period, the Company is considered for accounting purposes to be the owner of the construction project. As of July 31, 2014, the Company had capitalized $73.2 million of construction costs, based on the construction costs incurred to date by the landlord, and recorded a corresponding noncurrent financing obligation liability of $73.2 million. As of January 31, 2014, the Company had capitalized $40.2 million of construction costs, based on the construction costs incurred to date by the landlord, and recorded a corresponding noncurrent financing obligation liability of $40.2 million. The total expected financing obligation associated with this lease upon completion of the construction of the building, inclusive of the amounts currently recorded, is $335.8 million (See Note 9 “Commitments” for future commitment details). The obligation will be settled through monthly lease payments to the landlord once the construction is complete and the office space is ready for occupancy.
There was no impairment of long-lived assets during the three and six months ended July 31, 2014 and 2013, respectively.
4. Convertible Senior Notes and Term Loan
Convertible Senior Notes

	Par Value	Equity Component Recorded at Issuance		Liability Component of Par Value as of
(In thousands)				July 31, 2014	January 31, 2014
0.75% Convertible Senior Notes due January 15, 2015	$271,280	$125,530	(1)	$265,102	$542,159
0.25% Convertible Senior Notes due April 1, 2018	1,150,000	122,421	(2)	1,058,737	1,046,930
___________
(1)This amount represents the equity component recorded at the initial issuance of the 0.75% convertible senior notes. As of July 31, 2014, $6.2 million was reclassified as temporary equity on the condensed consolidated balance sheet as these notes are convertible.
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
If converted, holders will receive cash equal to the principal amount of the Notes, and at the Company’s election, cash, shares of the Company’s common stock, or a combination of cash and shares, for any amounts in excess of the principal amounts.

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
In accounting for the issuances of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes as a whole. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense over the term of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.
In accounting for the transaction costs related to the Notes issuances, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Transaction costs attributable to the liability component are being amortized to expense over the terms of the Notes, and transaction costs attributable to the equity component were netted with the equity component in temporary stockholders’ equity and stockholders’ equity. Additionally, the Company recorded a deferred tax liability of $51.1 million in connection with the 0.75% Senior Notes.

The Notes consisted of the following (in thousands):

	As of
	July 31, 2014	January 31, 2014
Liability component :
Principal:
0.75% Senior Notes (1)	$271,280	$568,864
0.25% Senior Notes (1)	1,150,000	1,150,000
Less: debt discount, net
0.75% Senior Notes (2)	(6,178)	(26,705)
0.25% Senior Notes (3)	(91,263)	(103,070)
Net carrying amount	$1,323,839	$1,589,089
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
The total estimated fair values of the Company’s 0.75% Senior Notes and 0.25% Senior Notes at July 31, 2014 were $699.9 million and $1.3 billion, respectively. The fair value was determined based on the closing trading price per $100 of the 0.75% Senior Notes and 0.25% Senior Notes as of the last day of trading for the second quarter of fiscal 2015.
Based on the closing price of the Company’s common stock of $54.25 on July 31, 2014, the if-converted value of the 0.75% Senior Notes exceeded their principal amount by approximately $418.3 million and the if-converted value of the 0.25% Senior Notes was less than their principal amount.
During the six months ended July 31, 2014, a portion of the 0.75% Senior Notes outstanding was converted by noteholders. The Company repaid $297.6 million of principal balance of the 0.75% Senior Notes. The Company also distributed approximately 9.1 million shares of the Company’s common stock to noteholders which represents the conversion value in excess of the principal amount. The Company received approximately 9.1 million shares of the Company’s common stock from the convertible note hedges related to the 0.75% Senior Notes. The Company recorded a loss of $8.9 million during the six months ended July 31, 2014 related to the extinguishment of the 0.75% Senior Notes converted by noteholders. This amount represents the difference between the fair market value allocated to the liability component on settlement date and the net carrying amount of the liability component and unamortized debt issuance costs on settlement date.
As of July 31, 2014, the remaining principal balance of the 0.75% Senior Notes outstanding was approximately $271.3 million. The remaining principal balance of the 0.75% Senior Notes matures on January 15, 2015 unless earlier purchased by the Company or converted by noteholders. As of the date of the filing of this Form 10-Q, the Company has received conversion notices for an additional $89.6 million of the principal balance of the 0.75% Senior Notes.
Note Hedges
To minimize the impact of potential economic dilution upon conversion of the Notes, the Company entered into convertible note hedge transactions with respect to its common stock (the “Note Hedges”).

(in thousands, except for shares)	Date	Purchase	Shares
0.75% Note Hedges	January 2010	$126,500	26,943,812
0.25% Note Hedges	March 2013	$153,800	17,308,880

The Note Hedges cover shares of the Company’s common stock at a strike price that corresponds to the initial conversion price of the respective Notes, also subject to adjustment, and are exercisable upon conversion of the Notes. The Note Hedges will expire upon the maturity of the Notes. The Note Hedges are intended to reduce the potential economic dilution upon conversion of the Notes in the event that the market value per share of the Company’s common stock, as measured under the Notes, at the time of exercise is greater than the conversion price of the Notes. The Note Hedges are separate transactions and are not part of the terms of the Notes. Holders of the Notes will not have any rights with respect to the Note Hedges. The Company initially recorded a deferred tax asset of $51.4 million in connection with the 0.75% Note Hedges. The Note Hedges do not impact earnings per share. As a result of the conversions of the 0.75% Senior Notes, the Company exercised its rights on the 0.75% Note Hedges and received approximately 9.1 million shares of the Company's common stock during the six months ended July 31, 2014.
Warrants

	Date	Proceeds (in thousands)	Shares	Strike Price
0.75% Warrants	January 2010	$59,300	26,943,812	$29.88
0.25% Warrants	March 2013	$84,800	17,308,880	$90.40
Separately, in January 2010 and March 2013, the Company also entered into warrant transactions (the “0.75% Warrants” and the “0.25% Warrants”, respectively) (collectively, the “Warrants”), whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, shares of the Company’s common stock. As the average market value per share of the Company’s common stock for the reporting period, as measured under the 0.75% Warrants, exceeds the strike price of the 0.75% Warrants, the 0.75% Warrants would have a dilutive effect on the Company’s earnings/loss per share if the Company were to report net income for the three month and six month periods ended July 31, 2014. The Warrants were anti-dilutive for the periods presented. The Warrants are separate transactions, entered into by the Company and are not part of the terms of the Notes or Note Hedges. Holders of the Notes and Note Hedges will not have any rights with respect to the Warrants.
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
Interest on the Term Loan is due and payable in arrears quarterly for the loan bearing interest at the base rate and at the end of an interest period in the case of the loan bearing interest at the adjusted LIBOR rate. The Term Loan is payable in quarterly installments equal to $7.5 million beginning on September 30, 2013, with the remaining outstanding principal amount of the Term Loan being due and payable on the Maturity Date. The Company may prepay the Term Loan, in whole or in part at any time during the term of the Term Loan. Amounts repaid or prepaid may not be reborrowed under the terms of the Credit Agreement. The Term Loan is secured by a pledge of 100 percent of the equity securities of the Company’s direct domestic subsidiaries and 65 percent of the equity securities of the Company’s foreign subsidiaries.
The Credit Agreement contains certain customary affirmative and negative covenants, including a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, a limit on the Company’s ability to incur additional indebtedness, issue preferred stock or pay dividends, and certain other restrictions on the Company’s activities each defined specifically in the Credit Agreement. The Company was in compliance with the Credit Agreement’s covenants as of July 31, 2014.
The weighted average interest rate on the Term Loan was 1.8% for the three months ended July 31, 2014. As of July 31, 2014, the current portion outstanding under the Term Loan was $30.0 million and the noncurrent outstanding portion was $240.0 million. Future principal payments on the Term Loan are payable as follows: $15.0 million during the remaining six months of fiscal 2015; $30.0 million during fiscal 2016; and $225.0 million during fiscal 2017.

Interest Expense on Convertible Senior Notes and Term Loan
The following table sets forth total interest expense recognized related to the Notes and the Term Loan prior to capitalization of interest (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Contractual interest expense	$2,684	$2,178	$5,587	$3,593
Amortization of debt issuance costs	1,130	1,179	2,358	1,920
Amortization of debt discount	9,216	12,352	20,200	21,592
	$13,030	$15,709	$28,145	$27,105
5. Other Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	July 31, 2014	January 31, 2014
Deferred income taxes, net	$51,395	$49,279
Prepaid income taxes	21,511	23,571
Customer contract asset	39,540	77,368
Prepaid expenses and other current assets	183,915	158,962
	$296,361	$309,180
Customer contract asset reflects future billings of amounts that are contractually committed by ExactTarget’s existing customers as of the acquisition date that will be billed in the next 12 months. As the Company bills these customers this balance will reduce and accounts receivable will increase.
Capitalized Software, net
Capitalized software consisted of the following (in thousands):

	As of
	July 31, 2014	January 31, 2014
Capitalized internal-use software development costs, net of accumulated amortization of $118,331 and $101,687, respectively	$82,399	$72,915
Acquired developed technology, net of accumulated amortization of $348,029 and $294,628, respectively	367,100	409,002
	$449,499	$481,917
Capitalized internal-use software amortization expense totaled $8.3 million and $7.1 million for the three months ended July 31, 2014 and 2013, respectively, and totaled $16.6 million and $13.8 million for the six months ended July 31, 2014 and 2013, respectively. Acquired developed technology amortization expense totaled $23.1 million and $24.1 million for the three months ended July 31, 2014 and 2013, respectively, and totaled $53.4 million and $46.1 million for the six months ended July 31, 2014 and 2013, respectively.
The Company capitalized $1.1 million and $0.9 million of stock-based expenses related to capitalized internal-use software development and deferred professional services during the three months ended July 31, 2014 and 2013, respectively. The Company capitalized $2.1 million and $1.8 million of stock-based expenses related to capitalized internal-use software development and deferred professional services during the six months ended July 31, 2014 and 2013, respectively.

Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter.
Goodwill totaled approximately $3.5 billion at July 31, 2014 and January 31, 2014. During the three months ended July 31, 2014, the Company closed the measurement periods in relation to the acquisitions of ExactTarget, Inc. and EdgeSpring, Inc.
Other Assets, net
Other assets consisted of the following (in thousands):

	As of
	July 31, 2014	January 31, 2014
Deferred income taxes, noncurrent, net	$8,815	$9,691
Long-term deposits	20,270	17,970
Purchased intangible assets, net of accumulated amortization of $96,398 and $66,399, respectively	386,121	416,119
Acquired intellectual property, net of accumulated amortization of $13,653 and $11,304, respectively	10,792	11,957
Strategic investments	120,289	92,489
Customer contract asset	6,384	18,182
Other	51,885	47,082
	$604,556	$613,490

Customer contract asset reflects the noncurrent portion of future billings that are contractually committed by ExactTarget’s existing customers as of the acquisition date.
Purchased intangible assets amortization expense for the three months ended July 31, 2014 and 2013 was $14.8 million and $4.5 million, respectively, and for the six months ended July 31, 2014 and 2013 was $30.0 million and $7.0 million, respectively. Acquired intellectual property amortization expense for the three months ended July 31, 2014 and 2013 was $1.2 million and $1.1 million, respectively, and for the six months ended July 31, 2014 and 2013 was $2.3 million and $2.1 million, respectively.
Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of
	July 31, 2014	January 31, 2014
Accounts payable	$83,604	$64,988
Accrued compensation	308,901	397,002
Accrued other liabilities	324,011	235,543
Accrued income and other taxes payable	109,936	153,026
Accrued professional costs	22,111	15,864
Customer liability, current	27,820	53,957
Accrued rent	14,679	13,944
	$891,062	$934,324
Customer liability reflects the legal obligation to provide future services that are contractually committed by ExactTarget’s existing customers but unbilled as of the acquisition date. As these services are invoiced, this balance will reduce and deferred revenue will increase.

Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following (in thousands):

	As of
	July 31, 2014	January 31, 2014
Deferred income taxes and income taxes payable	$107,510	$108,760
Customer liability, noncurrent	4,403	13,953
Financing obligation, building in progress-leased facility	73,219	40,171
Long-term lease liabilities and other	680,145	594,303
	$865,277	$757,187

Customer liability, noncurrent reflects the noncurrent fair value of the legal obligation to provide future services that are contractually committed by ExactTarget’s existing customers but unbilled as of the acquisition date.

6. Stockholders’ Equity
The Company maintains the following stock plans: the ESPP, the 2013 Equity Incentive Plan and the 2014 Inducement Equity Incentive Plan (the “2014 Inducement Plan”). The expiration of the 1999 Stock Option Plan (“1999 Plan”) in fiscal 2010 did not affect awards outstanding, which continue to be governed by the terms and conditions of the 1999 Plan.
On July 10, 2014, the Company adopted the 2014 Inducement Plan with a reserve of 335,000 shares of common stock for future issuance solely for the granting of inducement stock options and equity awards to new employees, including employees of acquired companies. In addition, approximately 319,000 shares of common stock that remained available for grant under the 2006 Inducement Equity Incentive Plan (the “Prior Inducement Plan”) as of July 9, 2014 were added to the 2014 Inducement Plan share reserve and the Prior Inducement Plan was terminated. Further, any shares of common stock subject to outstanding awards under the Prior Inducement Plan that expire, are forfeited, or are repurchased by the Company will also become available for future grant under the 2014 Inducement Plan. Termination of the Prior Inducement Plan did not affect the outstanding awards previously issued thereunder. The 2014 Inducement Plan was adopted without stockholder approval in reliance on the "employment inducement exemption" provided under the New York Stock Exchange Listed Company Manual.
As of July 31, 2014, $26.0 million has been withheld on behalf of employees for future purchases under the ESPP and is recorded in accounts payable, accrued expenses and other liabilities.
Prior to February 1, 2006, options issued under the Company’s stock option plans generally had a term of 10 years. From February 1, 2006 through July 3, 2013, options issued had a term of 5 years. After July 3, 2013, options issued have a term of 7 years.

Stock activity excluding the ESPP is as follows:

		Options Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2014	55,852,536	28,604,045	$34.26
Increase in shares authorized:
2013 Equity Incentive Plan	2,268,869	0	0.00
2014 Inducement Equity Incentive Plan	654,957	0	0.00
Options granted under all plans	(1,807,655)	1,807,655	55.57
Restricted stock activity	(4,638,196)	0	0.00
Stock grants to board and advisory board members	(121,613)	0	0.00
Exercised	0	(3,221,389)	22.17
Plan shares expired	(1,781,907)	0	0.00
Cancelled	615,850	(615,850)	31.07
Balance as of July 31, 2014	51,042,841	26,574,461	37.25	$454,843
Vested or expected to vest		24,955,109	$36.69	$440,812
Exercisable as of July 31, 2014		11,080,991	$29.08	$278,901
The total intrinsic value of the options exercised during the six months ended July 31, 2014 and 2013 was $115.4 million and $93.5 million, respectively. The intrinsic value is the difference between the current market value of the stock and the exercise price of the stock option.
The weighted-average remaining contractual life of vested and expected to vest options is approximately 3.7 years.
As of July 31, 2014, options to purchase 11,080,991 shares were vested at a weighted average exercise price of $29.08 per share and had a remaining weighted-average contractual life of approximately 2.1 years. The total intrinsic value of these vested options as of July 31, 2014 was $278.9 million.
The following table summarizes information about stock options outstanding as of July 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.58 to $27.06	6,910,164	2.8	$20.32	4,576,546	$18.88
$27.56 to $34.63	1,293,888	3.5	31.18	551,607	31.19
$35.63	3,975,708	1.3	35.63	3,475,239	35.63
$35.87 to $39.09	5,948,137	3.2	38.08	2,358,186	38.07
$40.19 to $52.14	824,423	5.4	43.02	119,413	42.39
$52.30	5,467,129	6.3	52.30	0	0.00
$53.60 to $63.66	2,155,012	6.8	55.55	0	0.00
	26,574,461	3.8	$37.25	11,080,991	$29.08

Restricted stock activity is as follows:

	Restricted Stock Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2014	24,653,578	$0.001
Granted	3,042,693	0.001
Cancelled	(1,416,781)	0.001
Vested and converted to shares	(4,044,508)	0.001
Balance as of July 31, 2014	22,234,982	$0.001	$1,206,248
Expected to vest	19,296,284		$1,046,823
The restricted stock, which upon vesting entitles the holder to one share of common stock for each share of restricted stock, has an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and generally vests over 4 years.
The weighted-average grant date fair value of the restricted stock issued for the six months ended July 31, 2014 and 2013 was $58.65 and $43.43, respectively.
Common Stock
The following number of shares of common stock were reserved and available for future issuance at July 31, 2014:

Options outstanding	26,574,461
Restricted stock awards and units outstanding	22,234,982
Stock available for future grant:
2013 Equity Incentive Plan	50,387,884
2014 Inducement Equity Incentive Plan	654,957
2004 Employee Stock Purchase Plan	4,298,999
Convertible senior notes	30,020,642
Warrants	44,252,692
178,424,617
7. Income Taxes
Effective Tax Rate
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year to date pretax loss and adjusts the provision for discrete tax items recorded in the period. For the six months ended July 31, 2014, the Company reported a tax provision of $20.3 million on a pretax loss of $137.7 million, which resulted in a negative effective tax rate of 15 percent. The tax provision recorded was primarily related to income taxes in profitable jurisdictions outside of the U.S.
For the six months ended July 31, 2013, the Company reported a tax benefit of $119.6 million on a pretax loss of $110.7 million, which resulted in an effective tax rate of 108 percent. Primarily in connection with the acquisition of ExactTarget, the Company recorded a discrete tax benefit of $128.8 million from a partial release of the Company's tax valuation allowance. The net deferred tax liability from the acquisition of ExactTarget provided an additional source of income to support the realizability of the Company's pre-existing deferred tax assets and as a result, the Company released a portion of its valuation allowance.
Tax Benefits Related to Stock-Based Compensation
The total income tax benefit related to stock-based awards was $85.3 million and $65.9 million for six months ended July 31, 2014 and 2013, respectively, the majority of which was not recognized as a result of the valuation allowance.

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
8. Earnings/Loss Per Share
Basic earnings/loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the fiscal period. Diluted earnings/loss per share is computed by giving effect to all potential weighted average dilutive common stock, including options, restricted stock units, warrants and the convertible senior notes. The dilutive effect of outstanding awards and convertible securities is reflected in diluted earnings per share by application of the treasury stock method. Diluted loss per share for the three and six months ended July 31, 2014 are the same as basic loss per share as there is a net loss in these periods and inclusion of potentially issuable shares is anti-dilutive.
A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$(61,088)	$76,603	$(157,999)	$8,882
Denominator:
Weighted-average shares outstanding for basic income (loss) per share	617,016	593,955	614,797	591,210
Effect of dilutive securities:
Convertible senior notes	0	12,977	0	13,270
Employee stock awards	0	7,394	0	7,804
Warrants	0	10,330	0	11,581
Adjusted weighted-average shares outstanding and assumed conversions for diluted income (loss) per share	617,016	624,656	614,797	623,865
The weighted-average number of shares outstanding used in the computation of basic and diluted earnings/loss per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings/loss per share because the effect would have been anti-dilutive (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Stock awards	18,868	9,310	20,116	8,172
Convertible senior notes	30,021	17,309	30,341	17,309
Warrants	44,253	17,309	44,253	17,309

9. Commitments
Letters of Credit
As of July 31, 2014, the Company had a total of $64.1 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through December 2030.

Leases
The Company leases facilities space and certain fixed assets under non-cancelable operating and capital leases with various expiration dates.
As of July 31, 2014, the future minimum lease payments under non-cancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases	Financing Obligation, Building in Progress-Leased Facility(1)
Fiscal Period:
Remaining six months of fiscal 2015	$19,206	$116,503	$0
Fiscal 2016	88,493	232,255	1,777
Fiscal 2017	99,806	207,389	16,877
Fiscal 2018	107,878	168,019	21,107
Fiscal 2019	112,506	172,056	21,551
Thereafter	201,233	1,218,423	274,512
Total minimum lease payments	629,122	$2,114,645	$335,824
Less: amount representing interest	(84,493)
Present value of capital lease obligations	$544,629
______________
(1) Total Financing Obligation, Building in Progress-Leased Facility noted above represents the total obligation on the lease agreement noted in Note 3 “Property and Equipment” and includes $73.2 million that was recorded to Financing obligation, building in progress-leased facility, which is included in Other noncurrent liabilities on the balance sheet.
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
Since the Foundation’s inception, the Company has provided at no charge certain resources to Foundation employees such as office space. The value of these items was approximately $690,000 for the six months ended July 31, 2014.
Additionally, the Company has donated subscriptions to the Company’s service to other qualified non-profit organizations. The Company also allows an affiliate of the Foundation to resell the Company’s service to non-profit organizations and certain higher education entities. The Company does not charge the affiliate for these subscriptions, so any revenue from subscriptions provided to non-profit organizations is retained by the Foundation to fund its charitable work. The value of the subscriptions was approximately $14.0 million for the six months ended July 31, 2014. The Company plans to continue these programs.

12. Additional Subsequent Events
RelateIQ, Inc.
On August 1, 2014, the Company acquired the outstanding stock of RelateIQ, Inc. (“RelateIQ”), a relationship intelligence platform company that uses data science and machine learning to automatically capture data from email, calendars and smartphone calls and provide data-science-driven insights in real time. The Company acquired RelateIQ for the assembled workforce and expected synergies with the Company’s current offerings. Beginning with the fiscal quarter ended October 31, 2014, the Company will include the financial results of RelateIQ in its condensed consolidated financial statements from the date of acquisition. The total estimated purchase price for RelateIQ of $340.2 million included $1.1 million in cash, 6.3 million shares of salesforce.com common stock and $1.1 million which represents the estimated fair market value of the employee stock awards assumed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our anticipated growth, the effect of general economic and market conditions, our business strategy and our plan to build our business, including our strategy to be the leading provider of enterprise cloud computing applications and platforms and to lead the industry shift to the “customer company,” our service performance and security, the expenses associated with new data centers, additional data center capacity, real estate and office facilities space, our operating results, new features and services, our strategy of acquiring or making investments in complementary businesses, joint ventures, services and technologies, and intellectual property rights, our ability to successfully integrate acquired businesses and technologies, our ability to continue the growth and to maintain deferred revenue and unbilled deferred revenue, our ability to protect our intellectual property rights, our ability to develop our brands, our ability to realize the benefits from strategic partnerships, the effect of evolving government regulations, the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the valuation of deferred tax assets, the potential availability of additional tax assets in the future and related matters, the impact of expensing stock options, the sufficiency of our capital resources, factors related to our outstanding convertible notes, term loan, compliance with our related debt covenants, and capital lease obligations, and current and potential litigation involving us, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “assumes,” “may,” “should,” “could,” “foresees,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any  forward-looking statements for any reason.
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
To address these factors, we will need to, among other things, continue to add substantial numbers of paying subscriptions, upgrade our customers to fully featured versions or arrangements such as a Social Enterprise License Agreement, provide high quality technical support to our customers, encourage the development of third-party applications on our platforms and continue to focus on retaining customers at the time of renewal. Our plans to invest for future growth include the continuation of the expansion of our data center capacity, for example data center expansion in the United Kingdom, France and Germany, the hiring of additional personnel, particularly in direct sales, other customer-related areas and research and development, the expansion of domestic and international selling and marketing activities, specifically in Europe, continuing to develop our brands, the addition of distribution channels, the upgrade of our service offerings, the development of new services, the integration of acquired technologies, the expansion of our ExactTarget Marketing Cloud and Salesforce1 Platform service offerings and the additions to our global infrastructure to support our growth.
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
Our typical subscription contract term is 12 to 36 months, although terms range from one to 60 months, so during any fiscal reporting period only a subset of active subscription contracts is eligible for renewal. We calculate our attrition rate as of the end of each month. Our current attrition rate calculation does not include the ExactTarget, Inc. (“ExactTarget”) offerings. Our attrition rate was between nine and ten percent during the quarter ended July 31, 2014, which is consistent with the attrition rate as of January 31, 2014. We expect our attrition rate to remain in this range as we continue to expand our enterprise business and invest in customer success and related programs.
We expect marketing and sales costs, which were 51 percent of our total revenues for the three months ended July 31, 2014 and 50 percent for the same period a year ago, to continue to represent a substantial portion of total revenues in the future as we seek to grow our customer base, sell more products to existing customers, and build greater brand awareness.
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

Sources of Revenues
We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our enterprise cloud computing services and from customers paying for additional support beyond the standard support that is included in the basic subscription fees; and (2) related professional services such as process mapping, project management, implementation services and other revenue. “Other revenue” consists primarily of training fees. Subscription and support revenues accounted for approximately 94 percent of our total revenues for the six months ended July 31, 2014. Subscription revenues are driven primarily by the number of paying subscribers, varying service types, the price of our service and renewals. We define a “customer” as a separate and distinct buying entity (e.g., a company, a distinct business unit of a large corporation, a partnership, etc.) that has entered into a contract to access our enterprise cloud computing services. We define a “subscription” as a unique user account purchased by a customer for use by its employees or other customer-authorized users, and we refer to each such user as a “subscriber.” The number of paying subscriptions at each of our customers ranges from one to hundreds of thousands. None of our customers accounted for more than five percent of our revenues during the six months ended July 31, 2014 and 2013.
Subscription and support revenues are recognized ratably over the contract terms beginning on the commencement dates of each contract. The typical subscription and support term is 12 to 36 months, although terms range from one to 60 months. Our subscription and support contracts are non-cancelable, though customers typically have the right to terminate their contracts for cause if we materially fail to perform. We generally invoice our customers in advance, in annual installments, and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue, or in revenue depending on whether the revenue recognition criteria have been met. In general, we collect our billings in advance of the subscription service period.
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
Subscription and support revenues consisted of the following by core service offering (in millions):

	Three Months Ended July 31, 2014	Six Months Ended July 31, 2014
Sales Cloud	$610.1	$1,186.7
Service Cloud	318.7	613.5
Salesforce1 Platform and Other	181.4	346.3
ExactTarget Marketing Cloud	122.4	233.4
Total	$1,232.6	$2,379.9
In situations where a customer purchases multiple cloud offerings, such as through a Social Enterprise License Agreement, we allocate the contract value to each core service offering based on the customer’s estimated product demand plan and the service that was provided at the inception of the contract. We do not update these allocations based on actual product usage during the term of the contract. We have allocated approximately 10 percent of our total subscription and support revenues for the three and six months ended July 31, 2014, based on customers’ estimated product demand plans and these allocated amounts are included in the table above.

Additionally, some of our core service offerings have similar features and functions. For example, customers may use the Sales Cloud, the Service Cloud or our Salesforce1 Platform to record account and contact information, which are similar features across these core service offerings. Depending on a customer’s actual and projected business requirements, more than one core service offering may satisfy the customer’s current and future needs. We record revenue based on the individual products ordered by a customer, and not according to the customer’s business requirements and usage. In addition, as we introduce new features and functions within each offering, and refine our allocation methodology for changes in our business, we do not expect it to be practical to adjust historical revenue results by core service offering for comparability. Accordingly, comparisons of revenue performance by core service offering over time may not be meaningful.
We estimate that for the remainder of fiscal 2015, approximately 50 percent of total subscription and support revenue will continue to be derived from subscriptions to our Sales Cloud offering.
Seasonal Nature of Deferred Revenue and Accounts Receivable
Deferred revenue primarily consists of billings to customers for our subscription service. Over 90 percent of the value of our billings to customers is for our subscription and support service. We generally invoice our customers in annual cycles. Occasionally, we bill customers for their multi-year contract on a single invoice which results in an increase in noncurrent deferred revenue. We typically issue renewal invoices in advance of the renewal service period, and depending on timing, the initial invoice for the subscription and services contract and the subsequent renewal invoice may occur in different quarters. This may result in an increase in deferred revenue and accounts receivable. There is a disproportionate weighting towards annual billings in the fourth quarter, primarily as a result of large enterprise account buying patterns. Our fourth quarter has historically been our strongest quarter for new business and renewals. The year on year compounding effect of this seasonality in both billing patterns and overall new and renewal business causes the value of invoices that we generate in the fourth quarter for both new business and renewals to increase as a proportion of our total annual billings. Approximately 70 percent of all subscription and support invoices issued during the three months ended July 31, 2014 had annual terms.
Accordingly, the sequential quarterly changes in accounts receivable and the related deferred revenue during the first three quarters of our fiscal year are not necessarily indicative of the billing activity that occurs in the fourth quarter as displayed below:

(in thousands)	April 30, 2014	July 31, 2014
Fiscal 2015
Accounts receivable, net	$684,155	$834,323
Deferred revenue, current and noncurrent	2,324,615	2,352,904

(in thousands)	April 30, 2013	July 31, 2013	October 31, 2013	January 31, 2014
Fiscal 2014
Accounts receivable, net	$502,609	$599,543	$604,045	$1,360,837
Deferred revenue, current and noncurrent	1,733,160	1,789,648	1,734,619	2,522,115

(in thousands)	April 30, 2012	July 31, 2012	October 31, 2012	January 31, 2013
Fiscal 2013
Accounts receivable, net	$371,395	$446,917	$418,590	$872,634
Deferred revenue, current and noncurrent	1,334,716	1,337,184	1,291,703	1,862,995

Unbilled Deferred Revenue
The deferred revenue balance on our consolidated balance sheet does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Unbilled deferred revenue represents future billings under our subscription agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue. Unbilled deferred revenue was approximately $5.0 billion as of July 31, 2014 and approximately $4.5 billion as of January 31, 2014. Our typical contract length has grown and is now between 12 and 36 months. We expect that the amount of unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing and duration of large customer subscription agreements, varying billing cycles of subscription agreements, the specific timing of customer renewals, foreign currency fluctuations, the timing of when unbilled deferred revenue is to be recognized as revenue, and changes in customer financial circumstances. For multi-year subscription agreements billed annually, the associated unbilled deferred revenue is typically high at the beginning of the contract period, zero just prior to renewal, and increases if the agreement is renewed. Low unbilled deferred revenue attributable to a particular subscription agreement is often associated with an impending renewal and may not be an indicator of the likelihood of renewal or future revenue from such customer. Accordingly, we expect that the amount of aggregate unbilled deferred revenue will change from year-to-year depending in part upon the number and dollar amount of subscription agreements at particular stages in their renewal cycle. Such fluctuations are not a reliable indicator of future revenues. Unbilled deferred revenue does not include minimum revenue commitments from indirect sales channels, as we recognize revenue, deferred revenue, and any unbilled deferred revenue upon sell-through to an end user customer.

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
During the six months ended July 31, 2014, we recognized stock-based expense of $273.5 million. As of July 31, 2014, the aggregate stock compensation remaining to be amortized to costs and expenses over a weighted-average period of 2.3 years was $1.1 billion. We expect this stock compensation balance to be amortized as follows: $274.7 million during the remaining six months of fiscal 2015; $405.9 million during fiscal 2016; $265.5 million during fiscal 2017; $140.8 million during fiscal 2018 and $12.2 million during fiscal 2019. The expected amortization reflects only outstanding stock awards as of July 31, 2014 and assumes no forfeiture activity. We expect to continue to issue stock-based awards to our employees in future periods.
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
Deferred Revenue. The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription service described above and is recognized as the revenue recognition criteria are met. We generally invoice customers in annual installments. The deferred revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration, invoice timing and new business linearity within the quarter.
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

During the six months ended July 31, 2014, we deferred $106.7 million of commission expenditures and we amortized $121.2 million to sales expense. During the same period a year ago, we deferred $62.8 million of commission expenditures and we amortized $91.9 million to sales expense. Deferred commissions on our condensed consolidated balance sheets totaled $310.5 million at July 31, 2014 and $324.9 million at January 31, 2014.
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

Results of Operations
The following tables set forth selected data for each of the periods indicated (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Revenues:
Subscription and support	$1,232,587	$902,844	$2,379,893	$1,745,065
Professional services and other	85,964	54,250	165,430	104,662
Total revenues	1,318,551	957,094	2,545,323	1,849,727
Cost of revenues:
Subscription and support	218,918	160,908	427,865	314,458
Professional services and other	88,913	56,809	172,271	112,253
Total cost of revenues	307,831	217,717	600,136	426,711
Gross profit	1,010,720	739,377	1,945,187	1,423,016
Operating expenses:
Research and development	203,109	148,079	391,467	280,018
Marketing and sales	671,958	480,621	1,311,313	947,111
General and administrative	169,087	150,534	331,182	280,284
Total operating expenses	1,044,154	779,234	2,033,962	1,507,413
Loss from operations	(33,434)	(39,857)	(88,775)	(84,397)
Investment income	2,655	4,387	4,433	7,741
Interest expense	(18,314)	(19,656)	(38,673)	(31,539)
Other expense	(3,876)	(1,678)	(14,723)	(2,552)
Loss before benefit from (provision for) income taxes	(52,969)	(56,804)	(137,738)	(110,747)
Benefit from (provision for) income taxes (1)	(8,119)	133,407	(20,261)	119,629
Net income (loss)	$(61,088)	$76,603	$(157,999)	$8,882
_______________
(1) The three and six months ended July 31, 2013 include a $128.8 million tax benefit recorded during the three months ended July 31, 2013 as a result of the partial release of our tax valuation allowance.

Cost of revenues and marketing and sales expenses include the following amounts related to amortization of purchased intangibles from business combinations (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Cost of revenues	$21,271	$22,550	$49,943	$43,855
Marketing and sales	14,648	4,476	29,613	6,936
Cost of revenues and operating expenses include the following amounts related to stock-based awards (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Cost of revenues	$12,977	$9,981	$24,787	$20,659
Research and development	33,112	26,032	60,396	50,461
Marketing and sales	70,485	56,133	137,618	115,935
General and administrative	25,837	18,330	50,702	38,150

Revenues by geography were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Americas	$940,946	$678,535	$1,817,323	$1,309,643
Europe	246,532	173,705	477,342	336,531
Asia Pacific	131,073	104,854	250,658	203,553
	$1,318,551	$957,094	$2,545,323	$1,849,727
Americas revenue attributed to the United States was approximately 94 percent and 96 percent for the three months ended July 31, 2014 and 2013, respectively, and approximately 94 percent and 95 percent for the six months ended July 31, 2014 and 2013, respectively. No other country represented more than ten percent of total revenue during the three and six months ended July 31, 2014 and 2013.

The following tables set forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Revenues:
Subscription and support	93%	94%	94%	94%
Professional services and other	7	6	6	6
Total revenues	100	100	100	100
Cost of revenues:
Subscription and support	17	17	17	17
Professional services and other	6	6	7	6
Total cost of revenues	23	23	24	23
Gross profit	77	77	76	77
Operating expenses:
Research and development	16	15	15	15
Marketing and sales	51	50	51	51
General and administrative	13	16	13	15
Total operating expenses	80	81	79	81
Loss from operations	(3)	(4)	(3)	(4)
Investment income	0	0	0	0
Interest expense	(1)	(2)	(1)	(2)
Other expense	0	0	(1)	0
Loss before benefit from (provision for) income taxes	(4)	(6)	(5)	(6)
Benefit from (provision for) income taxes	(1)	14	(1)	6
Net income (loss)	(5)%	8%	(6)%	0%

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Amortization of purchased intangibles:
Cost of revenues	2%	2%	2%	2%
Marketing and sales	1	0	1	0

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Stock-based awards:
Cost of revenues	1%	1%	1%	1%
Research and development	3	3	2	3
Marketing and sales	5	6	5	6
General and administrative	2	2	2	2

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Revenues by geography:
Americas	71%	71%	71%	71%
Europe	19	18	19%	18%
Asia Pacific	10	11	10%	11%
	100%	100%	100%	100%

	Three Months Ended July 31, 2014 compared to Three Months Ended July 31, 2013	Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012
Revenue constant currency growth rates (as compared to the comparable prior periods)
Americas	39%	34%
Europe	36%	34%
Asia Pacific	27%	19%
Total growth	37%	32%
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

Three Months Ended July 31, 2014 and 2013
Revenues.

	Three Months Ended July 31,		Variance
(in thousands)	2014	2013	Dollars	Percent
Subscription and support	$1,232,587	$902,844	$329,743	37%
Professional services and other	85,964	54,250	31,714	58%
Total revenues	$1,318,551	$957,094	$361,457	38%
Total revenues were $1.3 billion for the three months ended July 31, 2014, compared to $957.1 million during the same period a year ago, an increase of $361.5 million, or 38 percent. On a constant currency basis, total revenues grew 37 percent. Subscription and support revenues were $1,232.6 million, or 93 percent of total revenues, for the three months ended July 31, 2014, compared to $902.8 million, or 94 percent of total revenues, during the same period a year ago, an increase of $329.7 million, or 37 percent. The increase in subscription and support revenues was primarily caused by volume-driven increases from new business, which includes new customers, upgrades and additional subscriptions from existing customers. The acquisition of ExactTarget on July 12, 2013 also contributed to the increase in subscription and support revenues. The decline in our attrition rate played a secondary role in the increase in subscription and support revenues. We continue to invest in a variety of customer programs and initiatives, which, along with increasing enterprise adoption, have helped reduce our attrition rate. The net price per user per month for our three primary offerings, Professional Edition, Enterprise Edition and Unlimited Edition, varies from period to period, but has remained within a consistent range over the past eight quarters. Changes in the net price per user per month has not been a significant driver of revenue growth for the periods presented. Professional services and other revenues were $86.0 million, or seven percent of total revenues, for the three months ended July 31, 2014, compared to $54.3 million, or six percent of total revenues, for the same period a year ago, an increase of $31.7 million, or 58 percent. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers and the acquisition of ExactTarget.
Revenues in Europe and Asia Pacific accounted for $377.6 million, or 29 percent of total revenues, for the three months ended July 31, 2014, compared to $278.6 million, or 29 percent of total revenues, during the same period a year ago, an increase of $99.0 million, or 36 percent. The increase in revenues outside of the Americas was the result of the increasing acceptance of our service, our focus on marketing our services internationally, additional resources and reduced attrition rates as a result of the reasons stated above. Revenues outside of the Americas benefited from the strengthening of the major international currencies relative to the U.S. dollar, which increased aggregate international revenues by $8.9 million compared to the same period a year ago.
Cost of Revenues.

	Three Months Ended July 31,		Variance
(in thousands)	2014	2013	Dollars
Subscription and support	$218,918	$160,908	$58,010
Professional services and other	88,913	56,809	32,104
Total cost of revenues	$307,831	$217,717	$90,114
Percent of total revenues	23%	23%
Cost of revenues was $307.8 million, or 23 percent of total revenues, for the three months ended July 31, 2014, compared to $217.7 million, or 23 percent of total revenues, during the same period a year ago, an increase of $90.1 million. The increase in absolute dollars was primarily due to an increase of $37.0 million in employee-related costs, an increase of $3.0 million in stock-based expenses, an increase of $23.4 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of $9.1 million in professional and outside services, an increase of $11.5 million in depreciation and amortization expenses and an increase of $3.6 in allocated overhead. We have increased our headcount by 25 percent since July 31, 2013 to meet the higher demand for services from our customers. In July 2013, we acquired ExactTarget, which contributed to the increase in cost of revenues for the three months ended July 31, 2014 as compared to the same period a year ago. In June 2013, we entered into a large capital lease agreement for software for a period of nine years, which consists of the contractual term of six years and a renewal option of three years. The capitalized portion is being depreciated over the estimated useful life of the software, which is nine years. A portion of the depreciation expense on this asset was allocated to cost of revenues which is included in the amount above. We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity. Additionally, the amortization of purchased intangible assets will increase as we acquire additional businesses and technologies. We also plan to add additional employees in our professional services group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues in future periods.
Research and Development.

	Three Months Ended July 31,		Variance
(in thousands)	2014	2013	Dollars
Research and development	$203,109	$148,079	$55,030
Percent of total revenues	16%	15%
Research and development expenses were $203.1 million, or 16 percent of total revenues, for the three months ended July 31, 2014, compared to $148.1 million, or 15 percent of total revenues, during the same period a year ago, an increase of $55.0 million. The increase in absolute dollars was primarily due to an increase of $41.9 million in employee-related costs, an increase of $7.1 million in stock-based expenses, an increase of $3.9 million in our development and test data center, and an increase in depreciation and amortization expenses. We increased our research and development headcount by 15 percent since July 31, 2013 in order to improve and extend our service offerings and develop new technologies. In July 2013, we acquired ExactTarget, which contributed to the increase in research and development expenses for the three months ended July 31, 2014 as compared to the same period a year ago. In June 2013, we entered into a large capital lease agreement for software for a period of nine years, which consists of the contractual term of six years and a renewal option of three years. A portion of the depreciation expense on this asset was allocated to research and development. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to add employees and invest in technology to support the development of new, and improve existing, technologies and the integration of acquired technologies.
Marketing and Sales.

	Three Months Ended July 31,		Variance
(in thousands)	2014	2013	Dollars
Marketing and sales	$671,958	$480,621	$191,337
Percent of total revenues	51%	50%
Marketing and sales expenses were $672.0 million, or 51 percent of total revenues, for the three months ended July 31, 2014, compared to $480.6 million, or 50 percent of total revenues, during the same period a year ago, an increase of $191.3 million. The increase in absolute dollars was primarily due to increases of $134.9 million in employee-related costs, including amortization of deferred commissions, $14.4 million in stock-based expenses, $18.5 million in advertising expenses, $10.2 million related to the amortization of purchased intangible assets and $8.3 million in allocated overhead. Our marketing and sales headcount increased by 24 percent since July 31, 2013. The increase in headcount was primarily attributable to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. In July 2013, we acquired ExactTarget, which contributed to the increase in marketing and sales expenses for the three months ended July 31, 2014 as compared to the same period a year ago.
General and Administrative.

	Three Months Ended July 31,		Variance
(in thousands)	2014	2013	Dollars
General and administrative	$169,087	$150,534	$18,553
Percent of total revenues	13%	16%
General and administrative expenses were $169.1 million, or 13 percent of total revenues, for the three months ended July 31, 2014, compared to $150.5 million, or 16 percent of total revenues, during the same period a year ago, an increase of $18.6 million. The increase was primarily due to increases of $15.4 million in employee-related costs and increases of $7.5 million in stock-based compensation, offset by reductions in transactions costs that were incurred in the three months ended July 31, 2013 as a result of the acquisition of ExactTarget. Our general and administrative headcount increased by 10 percent since July 31, 2013 as we added personnel to support our growth. In July 2013, we acquired ExactTarget, which contributed to the increase in general and administrative expenses for the three months ended July 31, 2014 as compared to the same period a year ago.
Loss from operations.

	Three Months Ended July 31,		Variance
(in thousands)	2014	2013	Dollars
Loss from operations	$(33,434)	$(39,857)	$6,423
Percent of total revenues	(3)%	(4)%
Loss from operations for the three months ended July 31, 2014 was $33.4 million and included $142.4 million of stock-based expenses and $35.9 million of amortization of purchased intangibles. During the same period a year ago, loss from operations was $39.9 million and included $110.5 million of stock-based expenses and $27.0 million of amortization of purchased intangibles.
Investment income.

	Three Months Ended July 31,		Variance
(in thousands)	2014	2013	Dollars
Investment income	$2,655	$4,387	$(1,732)
Percent of total revenues	0%	0%
Investment income consists of income on our cash and marketable securities balances. Investment income was $2.7 million for the three months ended July 31, 2014 and was $4.4 million during the same period a year ago. The decrease was primarily due to the decrease in marketable securities in July 2013 as a result of our use of such securities to provide cash for our acquisition of ExactTarget.
Interest expense.

	Three Months Ended July 31,		Variance
(in thousands)	2014	2013	Dollars
Interest expense	$(18,314)	$(19,656)	$1,342
Percent of total revenues	(1)%	(2)%
Interest expense consists of interest on our convertible senior notes, capital leases and term loan. Interest expense, net of interest costs capitalized, was $18.3 million for the three months ended July 31, 2014 and was $19.7 million during the same period a year ago. The decrease was primarily due to the reduced principal balance on our 0.75% convertible senior notes as a result of note conversions since July 31, 2013.
Other expense.

	Three Months Ended July 31,		Variance
(in thousands)	2014	2013	Dollars
Other expense	$(3,876)	$(1,678)	$(2,198)
Percent of total revenues	0%	0%
Other expense primarily consists of non-operating costs such as foreign currency transaction gains and losses, costs associated with real estate transactions and losses on derecognition of debt. Other expense for the three months ended July 31, 2014 as compared to the same period a year ago, increased primarily due to increases in costs associated with real estate transactions.

Benefit from (provision for) income taxes.

	Three Months Ended July 31,		Variance
(in thousands)	2014	2013	Dollars
Benefit from (provision for) income taxes	$(8,119)	$133,407	$(141,526)
Effective tax rate	(15)%	235%
We recognized a tax provision of $8.1 million on a pretax loss of $53.0 million, which resulted in a negative effective tax rate of 15 percent for the three months ended July 31, 2014. We had a tax provision primarily due to income taxes in profitable jurisdictions outside the U.S.
We recorded a tax benefit of $133.4 million for the three months ended July 31, 2013, which resulted in an effective tax rate of 235 percent. Included in the tax benefit was $128.8 million of discrete tax benefit from a partial release of the valuation allowance on our deferred tax assets. Due to the acquisition of ExactTarget, we established a deferred tax liability for the book-tax basis difference related to purchased intangibles. The net deferred tax liability from the acquisition of ExactTarget provided an additional source of income to support the realizability of our pre-existing deferred tax assets and as a result, we recorded a partial release of our valuation allowance.
Six Months Ended July 31, 2014 and 2013
Revenues.

	Six Months Ended July 31,		Variance
(in thousands)	2014	2013	Dollars	Percent
Subscription and support	$2,379,893	$1,745,065	$634,828	36%
Professional services and other	165,430	104,662	60,768	58%
Total revenues	$2,545,323	$1,849,727	$695,596	38%
Total revenues were $2.5 billion for the six months ended July 31, 2014, compared to $1.8 billion during the same period a year ago, an increase of $695.6 million, or 38 percent. On a constant currency basis, total revenues grew 37 percent. Subscription and support revenues were $2.4 billion, or 94 percent of total revenues, for the six months ended July 31, 2014, compared to $1.7 billion, or 94 percent of total revenues, during the same period a year ago, an increase of $634.8 million, or 36 percent. The increase in subscription and support revenues was primarily caused by volume-driven increases from new business, which includes new customers, upgrades and additional subscriptions from existing customers. The acquisition of ExactTarget on July 12, 2013 also contributed to the increase in subscription and support revenues. The decline in our attrition rate played a secondary role in the increase in subscription and support revenues. We continue to invest in a variety of customer programs and initiatives, which, along with increasing enterprise adoption, have helped reduce our attrition rate. The net price per user per month for our three primary offerings, Professional Edition, Enterprise Edition and Unlimited Edition, varies from period to period, but has remained within a consistent range over the past eight quarters. Changes in the net price per user per month has not been a significant driver of revenue growth for the periods presented. Professional services and other revenues were $165.4 million, or six percent percent of total revenues, for the six months ended July 31, 2014, compared to $104.7 million, or six percent of total revenues, for the same period a year ago, an increase of $60.8 million, or 58 percent. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers and the acquisition of ExactTarget.
Revenues in Europe and Asia Pacific accounted for $728.0 million, or 29 percent of total revenues, for the six months ended July 31, 2014, compared to $540.1 million, or 29 percent of total revenues, during the same period a year ago, an increase of $187.9 million, or 35 percent. The increase in revenues outside of the Americas was the result of the increasing acceptance of our service, our focus on marketing our services internationally, additional resources and reduced attrition rates as a result of the reasons stated above. Revenues outside of the Americas benefited from the strengthening of the major international currencies relative to the U.S. dollar, which increased aggregate international revenues by $14.6 million compared to the same period a year ago.

Cost of Revenues.

	Six Months Ended July 31,		Variance
(in thousands)	2014	2013	Dollars
Subscription and support	$427,865	$314,458	$113,407
Professional services and other	172,271	112,253	60,018
Total cost of revenues	$600,136	$426,711	$173,425
Percent of total revenues	24%	23%
Cost of revenues was $600.1 million, or 24 percent of total revenues, for the six months ended July 31, 2014, compared to $426.7 million, or 23 percent of total revenues, during the same period a year ago, a increase of $173.4 million. The increase in absolute dollars was primarily due to an increase of $75.2 million in employee-related costs, an increase of $4.1 million in stock-based expenses, an increase of $40.5 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of $35.4 million in depreciation and amortization expenses, $6.1 million of which related to the amortization of purchased intangible assets, and an increase of $9.8 million in allocated overhead. We have increased our headcount by 25 percent since July 31, 2013 to meet the higher demand for services from our customers. In July 2013, we acquired ExactTarget, which contributed to the increase in cost of revenues for the six months ended July 31, 2014 as compared to the same period a year ago. In June 2013, we entered into a large capital lease agreement for software for a period of nine years, which consists of the contractual term of six years and a renewal option of three years. The capitalized portion is being depreciated over the estimated useful life of the software, which is nine years. A portion of the depreciation expense on this asset was allocated to cost of revenues which is included in the amount above. We expect the costs associated with this software agreement to increase slightly in future fiscal years. We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity. Additionally, the amortization of purchased intangible assets will increase as we acquire additional businesses and technologies. We also plan to add additional employees in our professional services group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues in future periods.
Research and Development.

	Six Months Ended July 31,		Variance
(in thousands)	2014	2013	Dollars
Research and development	$391,467	$280,018	$111,449
Percent of total revenues	15%	15%
Research and development expenses were $391.5 million, or 15 percent of total revenues, for the six months ended July 31, 2014, compared to $280.0 million, or 15 percent of total revenues, during the same period a year ago, an increase of $111.4 million. The increase in absolute dollars was primarily due to an increase of $81.2 million in employee-related costs, an increase of $9.9 million in stock-based expenses, an increase of $8.6 million in our development and test data center, and an increase of $6.1 million in depreciation and amortization expenses. We increased our research and development headcount by 15 percent since July 31, 2013 in order to improve and extend our service offerings and develop new technologies. In July 2013, we acquired ExactTarget, which contributed to the increase in research and development expenses for the six months ended July 31, 2014 as compared to the same period a year ago. In June 2013, we entered into a large capital lease agreement for software for a period of nine years, which consists of the contractual term of six years and a renewal option of three years. A portion of the depreciation expense on this asset was allocated to research and development. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to invest in additional employees and technology to support the development of new, and improve existing, technologies and the integration of acquired technologies.

Marketing and Sales.

	Six Months Ended July 31,		Variance
(in thousands)	2014	2013	Dollars
Marketing and sales	$1,311,313	$947,111	$364,202
Percent of total revenues	51%	51%
Marketing and sales expenses were $1,311.3 million, or 51 percent of total revenues, for the six months ended July 31, 2014, compared to $947.1 million, or 51 percent of total revenues, during the same period a year ago, an increase of $364.2 million. The increase in absolute dollars was primarily due to increases of $263.7 million in employee-related costs, including amortization of deferred commissions, $21.7 million in stock-based expenses, $29.6 million in advertising expenses, $22.7 million related to the amortization of purchased intangible assets and $21.1 million in allocated overhead. Our marketing and sales headcount increased by 24 percent since July 31, 2013. The increase in headcount was primarily attributable to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. In July 2013, we acquired ExactTarget, which contributed to the increase in marketing and sales expenses for the six months ended July 31, 2014 as compared to the same period a year ago.
General and Administrative.

	Six Months Ended July 31,		Variance
(in thousands)	2014	2013	Dollars
General and administrative	$331,182	$280,284	$50,898
Percent of total revenues	13%	15%
General and administrative expenses were $331.2 million, or 13 percent of total revenues, for the six months ended July 31, 2014, compared to $280.3 million, or 15 percent of total revenues, during the same period a year ago, an increase of $50.9 million. The increase was primarily due to increases of $35.7 million in employee-related costs, $12.6 million in stock-based expenses, and increases in allocated overhead. Our general and administrative headcount increased by 10 percent since July 31, 2013 as we added personnel to support our growth. In July 2013, we acquired ExactTarget, which contributed to the increase in general and administrative expenses for the six months ended July 31, 2014 as compared to the same period a year ago.
Loss from operations.

	Six Months Ended July 31,		Variance
(in thousands)	2014	2013	Dollars
Loss from operations	$(88,775)	$(84,397)	$(4,378)
Percent of total revenues	(3)%	(4)%
Loss from operations for the six months ended July 31, 2014 was $88.8 million and included $273.5 million of stock-based expenses and $79.6 million of amortization of purchased intangibles. During the same period a year ago, loss from operations was $84.4 million and included $225.2 million of stock-based expenses and $50.8 million of amortization of purchased intangibles.
Investment income.

	Six Months Ended July 31,		Variance
(in thousands)	2014	2013	Dollars
Investment income	$4,433	$7,741	$(3,308)
Percent of total revenues	0%	0%
Investment income consists of income on our cash and marketable securities balances. Investment income was $4.4 million for the six months ended July 31, 2014 and was $7.7 million during the same period a year ago. The decrease was primarily due to the decrease in marketable securities in July 2013 as a result of our use of such securities to provide cash for our acquisition of ExactTarget.

Interest expense.

	Six Months Ended July 31,		Variance
(in thousands)	2014	2013	Dollars
Interest expense	$(38,673)	$(31,539)	$(7,134)
Percent of total revenues	(1)%	(2)%
Interest expense consists of interest on our convertible senior notes, capital leases and term loan. Interest expense, net of interest costs capitalized, was $38.7 million for the six months ended July 31, 2014 and was $31.5 million during the same period a year ago. The increase was primarily due to interest expense associated with the March 2013 issuance of $1.15 billion of 0.25% convertible senior notes, the $300.0 million term loan that was entered into in July 2013 and the large capital lease agreement for software which we entered into in June 2013.
Other expense.

	Six Months Ended July 31,		Variance
(in thousands)	2014	2013	Dollars
Other expense	$(14,723)	$(2,552)	$(12,171)
Percent of total revenues	(1)%	0%
Other expense primarily consists of foreign currency transaction gains and losses, costs associated with real estate transactions and losses on derecognition of debt. Other expense increased primarily due to the loss of approximately $8.9 million on conversions of our convertible 0.75% senior notes that was recognized during the six months ended July 31, 2014. Increases in costs associated with real estate transactions also contributed to the increase in other expense for the six months ended July 31, 2014 as compared to the same period a year ago.
Benefit from (provision for) income taxes.

	Six Months Ended July 31,		Variance
(in thousands)	2014	2013	Dollars
Benefit from (provision for) income taxes	$(20,261)	$119,629	$(139,890)
Effective tax rate	(15)%	108%
We recognized a tax provision of $20.3 million on a pretax loss of $137.7 million, which resulted in a negative effective tax rate of 15 percent for the six months ended July 31, 2014. We had a tax provision primarily due to income taxes in profitable jurisdictions outside the U.S.
We recorded a tax benefit of $119.6 million for the six months ended July 31, 2014, which resulted in an effective tax rate of 108 percent. Included in the tax benefit was $128.8 million of discrete tax benefit from a partial release of the valuation allowance on our deferred tax assets. Due to the acquisition of ExactTarget, we established a deferred tax liability for the book-tax basis difference related to purchased intangibles. The net deferred tax liability from the acquisition of ExactTarget provided an additional source of income to support the realizability of our pre-existing deferred tax assets and as a result, we recorded a partial release of our valuation allowance.

Liquidity and Capital Resources
At July 31, 2014, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1.7 billion and accounts receivable of $834.3 million.
Net cash provided by operating activities was $719.0 million during the six months ended July 31, 2014 and $466.4 million during the same period a year ago. Cash provided by operating activities has historically been affected by the amount of net loss adjusted for non-cash expense items such as depreciation and amortization, amortization of purchased intangibles from business combinations, amortization of debt discount, and the expense associated with stock-based awards; the reclassification of excess tax benefits from employee stock plans to cash flows from financing activities; the timing of employee related costs including commissions and bonus payments; the timing of collections from our customers, which is our largest source of operating cash flows; and changes in working capital accounts.
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
We generally invoice our customers for our subscription and services contracts in advance in annual installments. We typically issue renewal invoices in advance of the renewal service period, and depending on timing, the initial invoice for the subscription and services contract and the subsequent renewal invoice may occur in different quarters. Such invoice amounts are initially reflected in accounts receivable and deferred revenue, which is reflected on the balance sheet. The operating cash flow benefit of increased billing activity generally occurs in the subsequent quarter when we collect from our customers. As such, our first quarter has become our largest collections and operating cash flow quarter.
Net cash provided by operating activities during the six months ended July 31, 2014 increased $252.6 million over the same period a year ago due to favorable changes in working capital accounts, primarily a decrease in accounts receivable. During the six months ended July 31, 2014, $2.2 million of excess tax benefits from employee stock plans was reclassified to cash flows from financing activities, as compared to $0.6 million during the same period a year ago.
Net cash used in investing activities was $496.8 million during the six months ended July 31, 2014 and $2.1 billion during the same period a year ago. The net cash used in investing activities during the six months ended July 31, 2014 primarily related to capital expenditures, including new office build-outs, investment of cash balances and strategic investments offset by proceeds from sales and maturities of marketable securities. Net cash used in investing activities during the six months ended July 31, 2014 decreased $1.6 billion over the same period a year ago primarily due to the acquisitions of ExactTarget, Inc. and EdgeSpring, Inc. during the six months ended July 31, 2013 offset by an increase in purchases of marketable securities during the six months ended July 31, 2014.
Net cash used in financing activities was $226.1 million during the six months ended July 31, 2014 as compared to net cash provided by financing activities of $1.4 billion during the same period a year ago. Net cash used in financing activities during the six months ended July 31, 2014 consisted primarily of $297.6 million in principal payments on our 0.75% convertible senior notes, $50.9 million of principal payments on capital leases and $15.0 million of principal payments on the term loan offset by $135.2 million from proceeds from equity plans. Net cash flows used in financing activities during the six months ended July 31, 2014 changed $1.7 billion from the same period a year ago primarily due to $1.1 billion of proceeds from the issuance of convertible senior notes, $84.8 million from proceeds from the issuance of warrants and $298.5 million of proceeds from the term loan, net of loan fees during the six months ended July 31, 2013, offset by $297.6 million in principal payments on our 0.75% convertible senior notes and an increase in principal payments on capital lease obligations during the six months ended July 31, 2014 and $153.8 million for the purchase of hedges on the convertible notes during the six months ended July 31, 2013.
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
As of July 31, 2014 the remaining principal balance of the 0.75% Senior Notes outstanding is $271.3 million. During the quarter ending October 31, 2014, we will repay in cash an aggregate principal balance of at least $89.6 million related to additional conversion requests of our 0.75% Senior Notes received through the date of the filing of this Form 10-Q. The excess of the conversion value that is greater than the principal amount will be delivered in shares of our common stock for the majority of the conversion requests received to date. If our stock price continues to trade at a price exceeding 130% of the conversion price of $21.34 per share applicable to our 0.75% Senior Notes, we may continue to see conversion requests on the 0.75% Senior Notes during fiscal 2015.

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
The 0.25% Senior Notes will be convertible if during any 20 trading days during the 30 consecutive trading days of any fiscal quarter, our common stock trades at a price exceeding 130% of the conversion price of $66.44 per share applicable to the 0.25% Senior Notes. The 0.25% Senior Notes have not yet been convertible at the holders’ option. The 0.25% Senior Notes are classified as a noncurrent liability on our condensed consolidated balance sheet as of July 31, 2014.
Our common stock did not trade at a price exceeding 130% of the conversion price of $66.44 per share applicable to the 0.25% Senior Notes during the fiscal quarter ended July 31, 2014. Accordingly, the 0.25% Senior Notes will not be convertible at the holders’ option for the quarter ending October 31, 2014, and will remain classified as a noncurrent liability on our condensed consolidated balance sheet.
In July 2013, we entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A. and certain other lenders, which provides for a $300.0 million term loan (the “Term Loan”) that matures on July 11, 2016 (the “Maturity Date”). The Term Loan bears interest at our option under either a LIBOR-based formula or a base rate formula, each as set forth in the Credit Agreement.
The Credit Agreement contains certain customary affirmative and negative covenants, including a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, a limit on our ability to incur additional indebtedness, issue preferred stock or pay dividends, and certain other restrictions on our activities as defined in the Credit Agreement. We were in compliance with the Credit Agreement’s covenants as of July 31, 2014.
The weighted-average interest rate on the Term Loan was 1.8% for the three months ended July 31, 2014. As of July 31, 2014, the amount outstanding under the Term Loan was $270.0 million. During the three months ended July 31, 2014, principal payments totaling $7.5 million were made on the Term Loan and subsequent payments of $7.5 million are due quarterly thereafter until the maturity date in July 2016 when the remaining outstanding principal amount is due.
Subsequent to July 31, 2014, the we sold approximately 3.7 net acres of the undeveloped real estate that was classified as held for sale on our condensed consolidated balance sheet as of July 31, 2014, for a total of $72.5 million. We will recognize a gain of $7.8 million on the sale of this portion of our land and building improvements in the three months ended October 31, 2014. Separately, subsequent to July 31, 2014, we entered into an agreement to sell the remaining 1.5 net acres of undeveloped real estate that was classified as held for sale as of July 31, 2014. The sale of this portion of our undeveloped real estate is expected to close within twelve months and is subject to certain closing conditions.
Our cash, cash equivalents and marketable securities are comprised primarily of corporate notes and other obligations, U.S. treasury securities, U.S. agency obligations, government obligations, collateralized mortgage obligations, mortgage backed securities, time deposits, money market mutual funds and municipal securities.
As of July 31, 2014, we have a total of $64.1 million in letters of credit outstanding in favor of certain landlords for office space. To date, no amounts have been drawn against the letters of credit, which renew annually and expire at various dates through December 2030.
We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.
Our principal commitments consist of obligations under leases for office space and co-location facilities for data center capacity and our development and test data center, and computer equipment and software and furniture and fixtures. At July 31, 2014, the future non-cancelable minimum payments under these commitments were as follows (in thousands):

	Capital Leases	Operating Leases	Financing Obligation, Building in Progress-Leased Facility
Fiscal Period:
Remaining six months of fiscal 2015	$19,206	$116,503	$0
Fiscal 2016	88,493	232,255	1,777
Fiscal 2017	99,806	207,389	16,877
Fiscal 2018	107,878	168,019	21,107
Fiscal 2019	112,506	172,056	21,551
Thereafter	201,233	1,218,423	274,512
Total minimum lease payments	629,122	$2,114,645	$335,824
Less: amount representing interest	(84,493)
Present value of capital lease obligations	$544,629
The majority of our operating lease agreements provide us with the option to renew. Our future operating lease obligations would change if we exercised these options and if we entered into additional operating lease agreements as we expand our operations.
The financing obligation above represents the total obligation for our lease of approximately 445,000 rentable square feet of office space in San Francisco, California. As of July 31, 2014, $73.2 million of the total obligation noted above was recorded to Financing obligation, building in progress - leased facility, which is included in “Other noncurrent liabilities” on the consolidated balance sheets.
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
During the remaining six months of fiscal 2015 and in future fiscal years, we have made and expect to continue to make additional investments in our infrastructure to scale our operations and increase productivity. We plan to upgrade and/or replace various internal systems to scale with the overall growth of the Company. Additionally, we expect capital expenditures to be higher in absolute dollars and remain consistent as a percentage of total revenues in future periods as a result of continued office build-outs, other leasehold improvements and data center investments.
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

•
Income Tax Effects and Adjustments. During fiscal 2014, the Company’s non-GAAP tax provision excludes the tax effects of expense items described above and certain tax items not directly related to the current fiscal year’s ordinary operating results. Examples of such tax items include, but are not limited to, changes in the valuation allowance related to deferred tax assets, certain acquisition-related costs and unusual or infrequently occurring items. Management believes the exclusion of these income tax adjustments provides investors with useful supplemental information about the Company’s operational performance. During fiscal 2015, the Company began to compute and utilize a fixed long-term projected non-GAAP tax rate in order to provide better consistency across the interim reporting periods by eliminating the effects of non-recurring and period-specific items such as changes in the tax valuation allowance and tax effects of acquisitions-related costs, since each of these can vary in size and frequency. When projecting this long-term rate, the Company evaluated a three-year financial projection that excludes the impact of the following non-cash items: Stock-Based Expenses, Amortization of Purchased Intangibles, Amortization of Debt Discount, and Gains/Losses on Conversions of Debt. The projected rate also assumes no new acquisitions in the three-year period, and takes into account other factors including the Company’s current tax structure, its existing tax positions in various jurisdictions and key legislation in major jurisdictions where the Company operates. The non-GAAP tax rate for fiscal 2015 is 36.5%. The Company intends to re-evaluate this long-term rate on an annual basis or if any significant events that may materially affect this long-term rate occur. This long-term rate could be subject to change for a variety of reasons, for example, significant changes in the geographic earnings mix including acquisition activity, or fundamental tax law changes in major jurisdictions where the Company operates.

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
Our reconciliation of the non-GAAP financial measures of gross profit, operating profit, net income and earnings per share to the most comparable GAAP measure, “gross profit,” “loss from operations,” “net income (loss)” and “net income (loss) per share” for the three and six months ended July 31, 2014 and 2013 are as follows (in thousands, except for share numbers):

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Non-GAAP gross profit
GAAP gross profit	$1,010,720	$739,377	$1,945,187	$1,423,016
Plus:
Amortization of purchased intangibles	21,271	22,550	49,943	43,855
Stock-based expenses	12,977	9,981	24,787	20,659
Non-GAAP gross profit	$1,044,968	$771,908	$2,019,917	$1,487,530

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Non-GAAP operating profit
GAAP loss from operations	$(33,434)	$(39,857)	$(88,775)	$(84,397)
Plus:
Amortization of purchased intangibles	35,919	27,026	79,556	50,791
Stock-based expenses	142,411	110,476	273,503	225,205
Non-GAAP operating profit	$144,896	$97,645	$264,284	$191,599

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Non-GAAP net income
GAAP net income (loss)	$(61,088)	$76,603	$(157,999)	$8,882
Plus:
Amortization of purchased intangibles	35,919	27,026	79,556	50,791
Stock-based expenses	142,411	110,476	273,503	225,205
Amortization of debt discount, net	9,216	12,352	20,200	21,592
Loss on conversion of debt	361	0	8,890	0
Less:
Income tax effects and adjustments of Non-GAAP items	(41,134)	(170,162)	(68,949)	(189,211)
Non-GAAP net income	$85,685	$56,295	$155,201	$117,259

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Non-GAAP diluted earnings per share
GAAP diluted income (loss) per share	$(0.10)	$0.12	$(0.26)	$0.01
Plus:
Amortization of purchased intangibles	0.06	0.04	0.12	0.08
Stock-based expenses	0.22	0.18	0.42	0.36
Amortization of debt discount, net	0.01	0.02	0.03	0.03
Loss on conversion of debt	0.00	0.00	0.01	0.00
Less:
Income tax effects and adjustments of Non-GAAP items	(0.06)	(0.27)	(0.08)	(0.29)
Non-GAAP diluted earnings per share	$0.13	$0.09	$0.24	$0.19
Shares used in computing diluted net income per share	647,790	624,656	648,356	623,865
The effects of dilutive securities were not included in the GAAP calculation of diluted earnings/loss per share for the three and six months ended July 31, 2014 because we had a net loss for those periods and the effect would have been anti-dilutive. The effects of dilutive securities were included in the GAAP calculation of diluted earnings per share for the three and six months ended July 31, 2013 because we had net income for those periods. The following table reflects the effect of the dilutive securities on the basic share count used in the GAAP earnings/loss per share calculation to derive the share count used for the non-GAAP diluted earnings per share:

	Three Months Ended July 31,		Six Months Ended July 31,
Supplemental Diluted Sharecount Information (in thousands):	2014	2013	2014	2013
Weighted-average shares outstanding for GAAP basic earnings per share	617,016	593,955	614,797	591,210
Effect of dilutive securities:
Convertible senior notes	7,698	12,977	8,097	13,270
Warrants associated with the convertible senior note hedges	12,066	7,394	12,643	7,804
Employee stock awards	11,010	10,330	12,819	11,581
Adjusted weighted-average shares outstanding and assumed conversions for Non-GAAP diluted earnings per share	647,790	624,656	648,356	623,865

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $1.7 billion at July 31, 2014. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least triple BBB or better. The cash, cash equivalents and short-term marketable securities are held for general corporate purposes including possible acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase or decrease in interest rates of 100-basis points at July 31, 2014 could result in a $14.1 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.
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
The 0.75% Senior Notes and the 0.25% Senior Notes have fixed annual interest rates of 0.75% and 0.25%, respectively and therefore, we do not have economic interest rate exposure on the Notes. However, the value of the Notes are exposed to interest rate risk. Generally, the fair values of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of our Notes is affected by our stock price. The remaining carrying value of our 0.75% Senior Notes was $265.1 million and the carrying value of our 0.25% Senior Notes was $1.1 billion as of July 31, 2014, which represents the liability components of the $271.3 million principal balance and $1.15 billion principal balance, respectively. The total estimated fair values of our 0.75% Senior Notes and 0.25% Senior Notes at July 31, 2014 were $699.9 million and $1.3 billion, respectively. The fair value was determined based on the closing trading price per $100 of the 0.75% Senior Notes and 0.25% Senior Notes as of the last day of trading for the second quarter of fiscal 2015, which was $258.00 and $110.82, respectively.

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
By entering into the Term Loan, we have assumed risks associated with variable interest rates based upon a variable base rate or LIBOR. The weighted average interest rate on the Term Loan was 1.8% for the three months ended July 31, 2014. Changes in the overall level of interest rates affect the interest expense that we recognize in our statements of operations.
We have an investment portfolio that includes strategic investments in public and privately-held companies, many of which are in the development stage. When our ownership interests are less than 20 percent and we do not have the ability to exert significant influence, we account for investments in non-marketable equity and debt securities of the privately-held companies using the cost method of accounting. Otherwise, we account for the investments using the equity method of accounting. As of July 31, 2014 and January 31, 2014 the carrying value of our investments in privately-held companies was $109.6 million and $77.0 million, respectively.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.
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
Our customers and potential customers do business in a variety of industries, including financial services, the public sector, healthcare and telecommunications. Regulators in certain industries have adopted and may in the future adopt regulations or interpretive positions regarding the use of cloud computing and other outsourced services. The costs of compliance with, and other burdens imposed by, industry-specific laws, regulations and interpretive positions may limit customers’ use and adoption of our services and reduce overall demand for our services. Compliance with these regulations may also require us to devote greater resources to support certain customers, which may increase costs and lengthen sales cycles. For example, some financial services regulators have imposed guidelines for use of cloud computing services that mandate specific controls or require financial services enterprises to obtain regulatory approval prior to outsourcing certain functions. If we are unable to comply with these guidelines or controls, or if our customers are unable to obtain regulatory approval to use our service where required, our business may be harmed. In addition, an inability to satisfy the standards of certain voluntary third-party certification bodies that our customers may expect, such as an attestation of compliance with the Payment Card Industry (PCI) Data Security Standards, may have an adverse impact on our business. If in the future we are unable to achieve or maintain these industry-specific certifications or other requirements or standards relevant to our customers, it may harm our business.
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

•
changes in deferred revenue and unbilled deferred revenue balances, which are not reflected in the balance sheet, due to seasonality, the compounding effects of renewals, invoice duration, invoice timing and new business linearity between quarters and within a quarter;

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
As we target more of our sales efforts at larger enterprise customers, we may face greater costs, longer sales cycles and less predictability in completing some of our sales. In this market segment, the customer’s decision to use our service may be an enterprise-wide decision and, if so, these types of sales would require us to provide greater levels of education regarding the use and benefits of our service, as well as education regarding privacy and data protection laws and regulations to prospective customers with international operations. In addition, larger customers may demand more customization, integration services and features. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to individual customers, driving up costs and time required to complete sales and diverting our own sales and professional services resources to a smaller number of larger transactions, while potentially requiring us to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met.
We may introduce new pricing and packaging strategies for subscriptions to our existing and future service offerings that may not be widely accepted by new or existing customers. Our adoption of such new pricing and packaging strategies may harm our business.
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
Our debt service obligations and operating lease commitments may adversely affect our financial condition and cash flows from operations.
We have a higher level of debt compared to historical periods, including our outstanding $271.3 million of 0.75% Senior Notes due January 15, 2015, $1.15 billion in aggregate principal amount of 0.25% Senior Notes due April 1, 2018, $270.0 million term loan maturing in July 2016 with Bank of America, N.A. and certain other lenders and capital lease arrangements in excess of $500.0 million. Additionally, we have contractually committed to over $2.0 billion in operating lease arrangements, which are not reflected on our condensed consolidated balance sheet. In addition, we have a financing obligation in the amount of $335.8 million for a leased facility of which we are deemed the owner for accounting purposes. Our maintenance of this indebtedness could have important consequences because:

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
We may not realize any benefits in connection with the unsold portions of our undeveloped land in San Francisco, and our financial performance may be negatively impacted.
In November 2010, we purchased approximately 14 net acres of undeveloped real estate in San Francisco, California, including entitlements and improvements associated with the land. We may not realize any benefits with respect to the purchase of such real estate. While we have already sold a portion of this land, and the remaining portions are under contracts for sale, it is possible that the sales of the remaining portions will not close or that the aggregate sales proceeds for the unsold portions may ultimately be less than the recorded value of the land on our consolidated balance sheet, and our financial results may be negatively impacted.

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
The fundamental change purchase rights will allow holders to require us to purchase all or a portion of their notes upon the occurrence of a fundamental change. The provisions requiring an increase to the conversion rate for conversions in connection with a make-whole fundamental change may in certain circumstances delay or prevent a takeover of us and the removal of incumbent management that might otherwise be beneficial to investors.

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
As previously disclosed on a Form 8-K filed on July 11, 2014, on July 10, 2014 the Company entered into an Agreement and Plan of Reorganization to acquire RelateIQ, Inc. (“RelateIQ”), a relationship intelligence platform. Upon closing the transaction on August 1, 2014, the Company issued 7,189,294 shares of Company common stock in exchange for the outstanding shares of RelateIQ capital stock. This issuance of shares was made in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”): Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act, and Regulation S promulgated under the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS
Exhibits
The Exhibits listed below are filed as part of this Form 10-Q.
Index to Exhibits

Exhibit No.	Exhibit Description	Provided Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of salesforce.com, inc.		8-K	001-32224	3.1	06/11/2013

3.2	Amended and Restated Bylaws of salesforce.com, inc.		8-K	001-32224	3.2	06/11/2013

10.1*	2014 Inducement Equity Incentive Plan and Related Forms of Equity Award Agreements		8-K	001-32224	10.1	07/11/2014

10.2*	Employment Offer Letter, dated June 11, 2014, between salesforce.com, inc. and Mark Hawkins		8-K	001-32224	10.1	06/30/2014

10.3	Amendment No. 1 to Credit Agreement, dated as of June 30, 2014, by and among salesforce.com, inc., the guarantors from time to time party thereto and Bank of America, N.A., as Administrative Agent	X

10.4*	Kokua Bonus Plan, as amended and restated May 30, 2014, effective February 1, 2014	X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Exhibit No.	Exhibit Description	Provided Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Extension Definition

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement

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

salesforce.com, inc.
August 26, 2014	/s/ MARK HAWKINS
Mark Hawkins
Chief Financial Officer

salesforce.com, inc.
August 26, 2014	/s/ JOE ALLANSON
Joe Allanson
Senior Vice President, Chief Accountant and Controller (Principal Accounting Officer)