Form 10-Q
period 2014-10-31
SALESFORCE COM INC
filed 2014-11-26
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2014
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2014, there were approximately 631.0 million shares of the Registrant’s Common Stock outstanding.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
salesforce.com, inc.
Condensed Consolidated Balance Sheets
(in thousands)

	October 31, 2014	January 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$846,325	$781,635
Restricted cash	114,935	0
Short-term marketable securities	79,779	57,139
Accounts receivable, net	794,590	1,360,837
Deferred commissions	172,717	171,461
Prepaid expenses and other current assets	287,612	309,180
Land and building improvements held for sale	143,197	0
Total current assets	2,439,155	2,680,252
Marketable securities, noncurrent	901,173	482,243
Property and equipment, net	1,109,816	1,240,746
Deferred commissions, noncurrent	136,699	153,459
Capitalized software, net	448,088	481,917
Goodwill	3,782,569	3,500,823
Other assets, net	595,163	613,490
Total assets	$9,412,663	$9,152,930
Liabilities, temporary equity and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$935,942	$934,324
Deferred revenue	2,192,655	2,473,705
Convertible 0.75% senior notes, net	179,755	542,159
Term loan, current	0	30,000
Total current liabilities	3,308,352	3,980,188
Convertible 0.25% senior notes, net	1,064,683	1,046,930
Term loan, noncurrent	0	255,000
Revolving credit facility	300,000	0
Deferred revenue, noncurrent	31,322	48,410
Other noncurrent liabilities	915,810	757,187
Total liabilities	5,620,167	6,087,715
Temporary equity	1,882	26,705
Stockholders’ equity:
Common stock	631	610
Additional paid-in capital	4,331,314	3,363,377
Accumulated other comprehensive income (loss)	(1,251)	17,680
Accumulated deficit	(540,080)	(343,157)
Total stockholders’ equity	3,790,614	3,038,510
Total liabilities, temporary equity and stockholders’ equity	$9,412,663	$9,152,930

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Revenues:
Subscription and support	$1,288,513	$1,004,476	$3,668,406	$2,749,541
Professional services and other	95,142	71,558	260,572	176,220
Total revenues	1,383,655	1,076,034	3,928,978	2,925,761
Cost of revenues (1)(2):
Subscription and support	238,746	198,809	666,611	513,267
Professional services and other	94,465	69,378	266,736	181,631
Total cost of revenues	333,211	268,187	933,347	694,898
Gross profit	1,050,444	807,847	2,995,631	2,230,863
Operating expenses (1)(2):
Research and development	195,460	170,690	586,927	450,708
Marketing and sales	709,643	581,229	2,020,956	1,528,340
General and administrative	167,383	153,859	498,565	434,143
Total operating expenses	1,072,486	905,778	3,106,448	2,413,191
Loss from operations	(22,042)	(97,931)	(110,817)	(182,328)
Investment income	2,622	1,110	7,055	8,851
Interest expense	(17,682)	(22,929)	(56,355)	(54,468)
Gain on sales of land and building improvements	15,625	0	15,625	0
Other expense	(372)	(4,291)	(15,095)	(6,843)
Loss before benefit from (provision for) income taxes	(21,849)	(124,041)	(159,587)	(234,788)
Benefit from (provision for) income taxes	(17,075)	(393)	(37,336)	119,236
Net loss	$(38,924)	$(124,434)	$(196,923)	$(115,552)
Basic net loss per share	$(0.06)	$(0.21)	$(0.32)	$(0.19)
Diluted net loss per share	$(0.06)	$(0.21)	$(0.32)	$(0.19)
Shares used in computing basic net loss per share	629,548	600,467	619,748	594,346
Shares used in computing diluted net loss per share	629,548	600,467	619,748	594,346
_______________
(1) Amounts include amortization of purchased intangibles from business combinations, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Cost of revenues	$20,351	$33,844	$70,294	$77,699
Marketing and sales	15,095	15,211	44,708	22,147
(2) Amounts include stock-based expenses, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Cost of revenues	$14,118	$12,119	$38,905	$32,778
Research and development	26,868	27,935	87,264	78,396
Marketing and sales	72,892	73,296	210,510	189,231
General and administrative	25,582	28,186	76,284	66,336

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Net loss	$(38,924)	$(124,434)	$(196,923)	$(115,552)
Other comprehensive income (loss), before tax and net of reclassification adjustments:
Foreign currency translation and other gains (losses)	(13,692)	5,590	(15,876)	(1,601)
Unrealized gains (losses) on investments	1,278	(450)	(3,055)	1,388
Other comprehensive income (loss), before tax	(12,414)	5,140	(18,931)	(213)
Tax effect	0	427	0	(118)
Other comprehensive income (loss), net of tax	(12,414)	5,567	(18,931)	(331)
Comprehensive loss	$(51,338)	$(118,867)	$(215,854)	$(115,883)
See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Operating activities:
Net loss	$(38,924)	$(124,434)	$(196,923)	$(115,552)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	111,954	114,347	330,358	254,610
Amortization of debt discount and transaction costs	9,420	13,343	31,160	36,207
Gain on sales of land and building improvements	(15,625)	0	(15,625)	0
Loss on conversions of convertible senior notes	1,340	0	10,230	0
Amortization of deferred commissions	65,371	48,008	186,526	139,864
Expenses related to employee stock plans	139,460	141,536	412,963	366,741
Excess tax benefits from employee stock plans	(1,221)	(1,578)	(3,447)	(2,166)
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	39,792	(4,502)	566,306	332,090
Deferred commissions	(64,280)	(57,968)	(171,022)	(120,798)
Prepaid expenses and other current assets and other assets	6,588	23,822	34,501	14,542
Accounts payable, accrued expenses and other liabilities	(1,933)	40,404	(44,894)	(126,154)
Deferred revenue	(129,431)	(55,119)	(298,642)	(175,153)
Net cash provided by operating activities	122,511	137,859	841,491	604,231
Investing activities:
Business combinations, net of cash acquired	38,071	0	38,071	(2,614,732)
Proceeds from land activity, net	192,240	0	223,240	0
Deposit for purchase of building and land	(114,935)	0	(114,935)	0
Strategic investments	(12,852)	(9,017)	(47,905)	(17,831)
Purchases of marketable securities	(154,560)	(99,050)	(690,024)	(419,795)
Sales of marketable securities	46,908	16,820	197,293	1,022,470
Maturities of marketable securities	22,288	427	46,248	21,031
Capital expenditures	(73,426)	(72,702)	(205,100)	(229,261)
Net cash used in investing activities	(56,266)	(163,522)	(553,112)	(2,238,118)
Financing activities:
Proceeds from borrowings on convertible senior notes, net	0	0	0	1,132,750
Proceeds from issuance of warrants	0	0	0	84,800
Purchase of convertible note hedge	0	0	0	(153,800)
Proceeds from term loan, net	0	0	0	298,500
Proceeds from revolving credit facility, net	297,325	0	297,325	0
Proceeds from employee stock plans	91,337	110,710	226,561	217,429
Excess tax benefits from employee stock plans	1,221	1,578	3,447	2,166
Payments on convertible senior notes	(89,645)	0	(387,229)	0
Principal payments on capital lease obligations	(10,345)	(12,440)	(61,280)	(33,047)
Payments on term loan	(270,000)	(7,500)	(285,000)	(7,500)
Net cash provided by (used in) financing activities	19,893	92,348	(206,176)	1,541,298
Effect of exchange rate changes	(14,538)	5,184	(17,513)	(2,906)
Net increase (decrease) in cash and cash equivalents	71,600	71,869	64,690	(95,495)
Cash and cash equivalents, beginning of period	774,725	579,881	781,635	747,245
Cash and cash equivalents, end of period	$846,325	$651,750	$846,325	$651,750
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$4,285	$7,200	$21,274	$12,391
Income taxes, net of tax refunds	$6,187	$6,105	$30,986	$25,626
Non-cash financing and investing activities:
Fixed assets acquired under capital leases	$38,604	$13,857	$119,939	$487,531
Building in progress - leased facility acquired under financing obligation	$29,756	$0	$62,804	$0
Fair value of equity awards assumed	$1,050	$0	$1,050	$19,037
Fair value of common stock issued as consideration for business combinations	$338,033	$0	$338,033	$0
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
Basis of Presentation
The accompanying condensed consolidated balance sheet as of October 31, 2014 and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of cash flows for the three and nine months ended October 31, 2014 and 2013, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2014 was derived from the audited consolidated financial statements which are included in the Company’s Form 10-K for the fiscal year ended January 31, 2014, which was filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2014. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s fiscal 2014 Form 10-K.
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments necessary for the fair presentation of the Company’s balance sheet as of October 31, 2014, and its results of operations, including its comprehensive loss, and its cash flows for the three and nine months ended October 31, 2014 and 2013. All adjustments are of a normal recurring nature. The results for the three and nine months ended October 31, 2014 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2015.
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
Concentrations of Credit Risk and Significant Customers
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, restricted cash and trade accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits. Collateral is not required for accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. This allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with delinquent accounts.
No single customer accounted for more than five percent of accounts receivable at October 31, 2014 and January 31, 2014. No single customer accounted for five percent or more of total revenue during the three and nine months ended October 31, 2014 and 2013.
Geographic Locations
As of October 31, 2014 and January 31, 2014, assets located outside the Americas were 12 percent of total assets.
Revenues by geographical region are as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Americas	$995,331	$769,400	$2,812,654	$2,079,043
Europe	252,982	194,932	730,324	531,463
Asia Pacific	135,342	111,702	386,000	315,255
	$1,383,655	$1,076,034	$3,928,978	$2,925,761
Americas revenue attributed to the United States was approximately 94 percent and 96 percent for the three months ended October 31, 2014 and 2013, respectively, and approximately 94 percent and 96 percent for the nine months ended October 31, 2014 and 2013, respectively. No other country represented more than ten percent of total revenue during the three and nine months ended October 31, 2014 and 2013.

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

The Company determines BESP by considering its overall pricing objectives and market conditions. Significant pricing practices taken into consideration include the Company’s discounting practices, the size and volume of the Company’s transactions, the customer demographic, the geographic area where services are sold, price lists, its go-to-market strategy, historical standalone sales and contract prices. The determination of BESP is made through consultation with and approval by the Company’s management, taking into consideration the go-to-market strategy. As the Company’s go-to-market strategies evolve, the Company may modify its pricing practices in the future, which could result in changes in relative selling prices, including both VSOE and BESP.
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
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
Stock Options	2014	2013	2014	2013
Volatility	37%	39%	37%	39-43%
Estimated life	3.5 years	3.5 years	3.5 years	3.2 years
Risk-free interest rate	1.34-1.53%	1.03-1.21%	1.20-1.53%	0.48-1.21%
Weighted-average fair value per share of grants	$17.32	$14.52	$16.46	$11.98

	Three Months Ended October 31,		Nine Months Ended October 31,
ESPP	2014	2013	2014	2013
Volatility	n/a	n/a	34-35%	31-32%
Estimated life	n/a	n/a	0.75 years	0.75 years
Risk-free interest rate	n/a	n/a	0.07-0.16%	0.07-0.10%
Weighted-average fair value per share of grants	n/a	n/a	$14.53	$9.69
There were no stock purchase rights granted under the ESPP in the three months ended October 31, 2014 and 2013 as these stock purchase rights are only granted in June and December.
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
The Company’s arrangements generally include certain provisions for indemnifying customers against liabilities if its products or services infringe a third party’s intellectual property rights. To date, the Company has not incurred any material costs as a result of such obligations and has not accrued any liabilities related to such obligations in the accompanying condensed consolidated financial statements.
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

2. Investments
Marketable Securities
At October 31, 2014, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$596,671	$2,186	$(439)	$598,418
U.S. treasury securities	56,563	94	(28)	56,629
Mortgage backed obligations	46,629	192	(302)	46,519
Asset backed securities	125,599	88	(43)	125,644
Municipal securities	38,976	38	(79)	38,935
Foreign government obligations	20,031	309	0	20,340
U.S. agency obligations	17,987	12	(16)	17,983
Covered bonds	75,089	1,395	0	76,484
Total marketable securities	$977,545	$4,314	$(907)	$980,952
At January 31, 2014, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$340,706	$1,314	$(170)	$341,850
U.S. treasury securities	16,016	28	0	16,044
Mortgage backed obligations	24,888	281	(93)	25,076
Asset backed securities	38,213	39	(35)	38,217
Municipal securities	2,000	1	(3)	1,998
Foreign government obligations	24,305	171	(2)	24,474
U.S. agency obligations	14,726	9	(10)	14,725
Covered bonds	76,282	717	(1)	76,998
Total marketable securities	$537,136	$2,560	$(314)	$539,382
The duration of the investments classified as marketable securities is as follows (in thousands):

	As of
	October 31, 2014	January 31, 2014
Recorded as follows:
Short-term (due in one year or less)	$79,779	$57,139
Long-term (due after one year)	901,173	482,243
	$980,952	$539,382

As of October 31, 2014, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$206,762	$(410)	$3,276	$(29)	$210,038	$(439)
U.S. treasury securities	25,671	(28)	0	0	25,671	(28)
Mortgage backed obligations	30,652	(281)	1,399	(21)	32,051	(302)
Asset backed securities	45,589	(38)	2,357	(5)	47,946	(43)
Municipal securities	22,391	(79)	0	0	22,391	(79)
U.S. agency obligations	9,980	(16)	0	0	9,980	(16)
	$341,045	$(852)	$7,032	$(55)	$348,077	$(907)
The unrealized loss for each of these fixed rate marketable securities ranged from less than $1,000 to $44,000. The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of October 31, 2014. The Company expects to receive the full principal and interest on all of these marketable securities.
Fair Value Measurement
All of the Company’s cash equivalents, marketable securities and foreign currency derivative contracts are classified within Level 1 or Level 2 because the Company’s cash equivalents, marketable securities and foreign currency derivative contracts are valued using quoted market prices or alternative pricing sources and models utilizing observable market inputs. The Company's restricted cash balance of $114.9 million at October 31, 2014 was held in a money market account and is not included in the following table.
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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of October 31, 2014 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of October 31, 2014
Cash equivalents (1):
Time deposits	$0	$129,590	$0	$129,590
Money market mutual funds	40,368	0	0	40,368
Marketable securities:
Corporate notes and obligations	0	598,418	0	598,418
U.S. treasury securities	0	56,629	0	56,629
Mortgage backed obligations	0	46,519	0	46,519
Asset backed securities	0	125,644	0	125,644
Municipal securities	0	38,935	0	38,935
Foreign government obligations	0	20,340	0	20,340
U.S. agency obligations	0	17,983	0	17,983
Covered bonds	0	76,484	0	76,484
Foreign currency derivative contracts (2)	0	667	0	667
Total Assets	$40,368	$1,111,209	$0	$1,151,577
Liabilities
Foreign currency derivative contracts (3)	$0	$1,558	$0	$1,558
Total Liabilities	$0	$1,558	$0	$1,558
_____________
(1)Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheet as of October 31, 2014, in addition to $676.4 million of cash.
(2)Included in “prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheet as of October 31, 2014.
(3)Included in “accounts payable, accrued expenses and other liabilities” in the condensed consolidated balance sheet as of October 31, 2014.

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
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company uses forward currency derivative contracts to minimize the Company’s exposure to balances primarily denominated in Euros, Japanese yen, Canadian dollars and British pounds. The Company’s foreign currency derivative contracts, which are not designated as hedging instruments, are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. As of October 31, 2014 and January 31, 2014, the foreign currency derivative contracts that were not settled were recorded at fair value on the condensed consolidated balance sheets.
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

Details on outstanding foreign currency derivative contracts related primarily to intercompany receivables and payables are presented below (in thousands):

	As of
	October 31, 2014	January 31, 2014
Notional amount of foreign currency derivative contracts	$661,238	$563,060
Fair value of foreign currency derivative contracts	$(891)	$(203)

The fair value of the Company’s outstanding derivative instruments are summarized below (in thousands):

		Fair Value of Derivative Instruments
		As of
	Balance Sheet Location	October 31, 2014	January 31, 2014
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$667	$1,598
Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Accounts payable, accrued expenses and other liabilities	$1,558	$1,801

The effect of the derivative instruments not designated as hedging instruments on the condensed consolidated statements of operations during the three and nine months ended October 31, 2014 and 2013, respectively, are summarized below (in thousands):

Derivatives Not Designated as Hedging Instruments	Gains (Losses) on Derivative Instruments Recognized in Income
		Three Months Ended October 31,
	Location	2014	2013
Foreign currency derivative contracts	Other expense	$(3,068)	$4,523

Derivatives Not Designated as Hedging Instruments	Gains (Losses) on Derivative Instruments Recognized in Income
		Nine Months Ended October 31,
	Location	2014	2013
Foreign currency derivative contracts	Other expense	$(2,964)	$2,468
Strategic Investments
The Company has three investments in marketable equity securities measured using quoted prices in their respective active markets and certain interests in non-marketable equity and debt securities that are collectively considered strategic investments. As of October 31, 2014, the fair value of the Company’s marketable equity securities of $11.2 million includes an unrealized gain of $9.3 million. As of January 31, 2014, the Company had three investments in marketable equity securities that had a fair value of $15.5 million, which included an unrealized gain of $13.3 million. These investments are recorded at fair value in other assets, net on the condensed consolidated balance sheets.

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
As of October 31, 2014 and January 31, 2014, the carrying value of the Company’s investments in privately-held companies was $121.0 million and $77.0 million, respectively. These investments are recorded in other assets, net on the condensed consolidated balance sheets. The estimated fair value of the Company's investments in privately-held companies was $230.0 million as of October 31, 2014.
Investment Income
Investment income consists of interest income, realized gains, and realized losses on the Company’s cash, cash equivalents and marketable securities. The components of investment income are presented below (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Interest income	$2,720	$1,258	$7,051	$8,029
Realized gains	78	332	424	5,732
Realized losses	(176)	(480)	(420)	(4,910)
Total investment income	$2,622	$1,110	$7,055	$8,851
Reclassification adjustments out of accumulated other comprehensive loss into net income (loss) were immaterial for the three and nine months ended October 31, 2014 and 2013.
3. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of
	October 31, 2014	January 31, 2014
Property and equipment, net
Land and building improvements	$0	$297,835
Computers, equipment and software	1,133,701	931,171
Furniture and fixtures	69,542	58,956
Leasehold improvements	362,170	296,390
Building in progress—leased facility	102,975	40,171
	1,668,388	1,624,523
Less accumulated depreciation and amortization	(558,572)	(383,777)
	$1,109,816	$1,240,746

Land and building improvements held for sale (including perpetual parking rights)	$143,197	$0
Depreciation and amortization expense totaled $64.6 million and $55.7 million for the three months ended October 31, 2014 and 2013, respectively, and totaled $181.7 million and $128.1 million for the nine months ended October 31, 2014 and 2013, respectively.
Computers, equipment and software at October 31, 2014 and January 31, 2014 included a total of $731.3 million and $612.0 million acquired under capital lease agreements, respectively. Accumulated amortization relating to computers, equipment and software under capital leases totaled $180.8 million and $109.1 million, respectively, at October 31, 2014 and January 31, 2014. Amortization of assets under capital leases is included in depreciation and amortization expense.

In November 2010, the Company purchased approximately 14 net acres of undeveloped real estate in San Francisco, California, including entitlements and improvements associated with the land. In addition to the amounts reflected in the table above, the Company recorded $23.3 million in purchased intangible assets related to perpetual parking rights associated with an existing parking garage situated on the land. The Company capitalized pre-construction activities related to the development of the land, including interest costs and property taxes since the November 2010 purchase. During the first quarter of fiscal 2013, the Company suspended pre-construction activity.
In April 2014, the Company entered into an agreement to sell 8.8 net acres of the undeveloped real estate and a portion of the perpetual parking rights, for which the Company received a nonrefundable deposit in the amount of $30.0 million. As of October 31, 2014, these 8.8 net acres and perpetual parking rights met the criteria to be classified as held for sale. As a result, the Company classified this portion of the Company's land and building improvements, which totaled $137.7 million, and the perpetual parking rights of $5.5 million, as held for sale on the accompanying condensed consolidated balance sheet. The sale of this portion of the Company's undeveloped real estate is expected to close within twelve months and is subject to certain closing conditions. As of October 31, 2014, the fair value of the Company's land, building improvements and perpetual parking rights, based on the expected sale proceeds, exceeds the carrying value.
In August 2014, the Company sold approximately 3.7 net acres of its undeveloped real estate, which had been classified as held for sale, for a total of $72.5 million. The Company recognized a gain of $7.8 million, net of closing costs, on the sale of this portion of the Company’s land and building improvements.
Separately, in September 2014, the Company sold the approximately 1.5 net acres of its remaining undeveloped real estate, which had been classified as held for sale, and the remaining portion of the perpetual parking rights, for a total of $125.0 million. The Company recognized a gain of $7.8 million, net of closing costs, on the sale of this portion of the Company’s land, building improvements and perpetual parking rights.
Subsequent to October 31, 2014, the Company entered into an agreement to purchase real property of approximately 817,000 rentable square feet known as 50 Fremont Street, San Francisco, California for approximately $640.0 million. The transaction is expected to close in the Company’s first quarter of fiscal 2016, subject to customary closing conditions. The Company deposited $114.9 million of the proceeds from the sale of the undeveloped real estate described above into a like-kind exchange account for purposes of purchasing the real property. This deposit is classified as restricted cash on the condensed consolidated balance sheet.
In December 2012, the Company entered into a lease agreement for approximately 445,000 rentable square feet of office space at 350 Mission Street in San Francisco, California. The space rented is for the total office space available in the building, which is in the process of being constructed. As a result of the Company’s involvement during the construction period, the Company is considered for accounting purposes to be the owner of the construction project. As of October 31, 2014, the Company had capitalized $103.0 million of construction costs, based on the construction costs incurred to date by the landlord, and recorded a corresponding noncurrent financing obligation liability of $103.0 million. As of January 31, 2014, the Company had capitalized $40.2 million of construction costs, based on the construction costs incurred to date by the landlord, and recorded a corresponding noncurrent financing obligation liability of $40.2 million. The total expected financing obligation associated with this lease upon completion of the construction of the building, inclusive of the amounts currently recorded, is $335.8 million (See Note 10 “Commitments” for future commitment details). The obligation will be settled through monthly lease payments to the landlord once the office space is ready for occupancy.
There was no impairment of long-lived assets during the three and nine months ended October 31, 2014 and 2013, respectively.
4. Business Combinations
RelateIQ, Inc.
On August 1, 2014, the Company acquired the outstanding stock of RelateIQ, Inc. (“RelateIQ”), a relationship intelligence platform company that uses data science and machine learning to automatically capture data from email, calendars and smartphone calls and provide data-science-driven insights in real time. The Company acquired RelateIQ for the assembled workforce and expected synergies with the Company’s current offerings. The Company has included the financial results of RelateIQ in the condensed consolidated financial statements from the date of acquisition, which have not been material to date. The acquisition date fair value of the consideration transferred for RelateIQ was approximately $340.2 million, which consisted of the following (in thousands, except share data):

Fair Value
Cash	$1,123
Common stock (6,320,735 shares)	338,033
Fair value of stock options and restricted stock awards assumed	1,050
Total	$340,206

The fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model. The share conversion ratio of 0.12 was applied to convert RelateIQ’s outstanding equity awards for RelateIQ’s common stock into equity awards for shares of the Company’s common stock.
The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Fair Value
Cash	$39,194
Intangible assets	16,200
Goodwill	289,857
Current and noncurrent liabilities	(4,700)
Deferred tax liability	(345)
Net assets acquired	$340,206

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible assets acquired, liabilities assumed and identifiable intangible assets are based on management’s estimates and assumptions. The estimated fair values of current and noncurrent income taxes payable and deferred taxes may be subject to change as additional information is received and certain tax returns are finalized. Thus the provisional measurements of fair value set forth above are subject to change. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
The following table sets forth the components of identifiable intangible assets acquired (in thousands) and their estimated useful lives as of the date of acquisition:

	Fair Value	Useful Life
Developed technology	$14,470	7 years
Customer relationships and other purchased intangible assets	1,730	1-3 years
Total	$16,200

The amount recorded for developed technology represents the estimated fair value of RelateIQ’s relationship intelligence technology. The amount recorded for customer relationships represent the fair values of the underlying relationships with RelateIQ customers. The goodwill balance is primarily attributed to the assembled workforce and expanded market opportunities when integrating RelateIQ’s relationship intelligence technology with the Company’s other offerings. The goodwill balance is not deductible for U.S. income tax purposes.
The Company assumed unvested equity awards for shares of RelateIQ’s common stock with a fair value of $33.9 million. Of the total consideration, $1.1 million was allocated to the purchase consideration and $32.8 million was allocated to future services and will be expensed over the remaining service periods on a straight-line basis.
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter.

Goodwill consisted of the following (in thousands):

Balance as of January 31, 2014	$3,500,823
RelateIQ	289,857
Finalization of acquisition date fair values	(8,111)
Balance as of October 31, 2014	$3,782,569
5. Debt
Convertible Senior Notes

	Par Value	Equity Component Recorded at Issuance		Liability Component of Par Value as of
(In thousands)				October 31, 2014	January 31, 2014
0.75% Convertible Senior Notes due January 15, 2015	$181,637	$125,530	(1)	$179,755	$542,159
0.25% Convertible Senior Notes due April 1, 2018	1,150,000	122,421	(2)	1,064,683	1,046,930
___________
(1)This amount represents the equity component recorded at the initial issuance of the 0.75% convertible senior notes. As of October 31, 2014, $1.9 million was reclassified as temporary equity on the condensed consolidated balance sheet as these notes are convertible.
(2)This amount represents the equity component recorded at the initial issuance of the 0.25% convertible senior notes.

In January 2010, the Company issued at par value $575.0 million of 0.75% convertible senior notes (the “0.75% Senior Notes”) due January 15, 2015. Interest is payable semi-annually in arrears on January 15 and July 15 of each year. In March 2013, the Company issued at par value $1.15 billion of 0.25% convertible senior notes (the “0.25% Senior Notes”, and together with the 0.75% Senior Notes, the “Notes”) due April 1, 2018, unless earlier purchased by the Company or converted. Interest is payable semi-annually, in arrears on April 1 and October 1 of each year.
The Notes are governed by indentures between the Company, as issuer, and U.S. Bank National Association, as trustee. The Notes are unsecured and do not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by the Company.
If converted, holders of the 0.25% Senior Notes will receive cash equal to the principal amount, and at the Company’s election, cash, shares of the Company’s common stock, or a combination of cash and shares, for any amounts in excess of the principal amounts. If converted, holders of the 0.75% Senior Notes will receive cash equal to the principal amount and shares of the Company’s common stock for any amounts in excess of the principal amounts.

	Conversion Rate per $1,000 Par Value	Initial Conversion Price per Share	Convertible Date
0.75% Senior Notes	46.8588	$21.34	October 15, 2014
0.25% Senior Notes	15.0512	$66.44	January 1, 2018
Throughout the term of the Notes, the conversion rate may be adjusted upon the occurrence of certain events, including any cash dividends. Holders of the Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a Note. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than canceled, extinguished or forfeited.
As of October, 31, 2014, the 0.75% Senior Notes are convertible at the note holder's option.
Holders may convert the 0.25% Senior Notes under the following circumstances:

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

•	in certain situations, when the trading price of the 0.25% Senior Notes is less than 98% of the product of the sale price of the Company’s common stock and the conversion rate;

•	upon the occurrence of specified corporate transactions described under the 0.25% Senior Notes indenture, such as a consolidation, merger or binding share exchange; or

•	at any time on or after the convertible date noted above.
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
The Notes consisted of the following (in thousands):

	As of
	October 31, 2014	January 31, 2014
Liability component :
Principal:
0.75% Senior Notes (1)	$181,637	$568,864
0.25% Senior Notes (1)	1,150,000	1,150,000
Less: debt discount, net
0.75% Senior Notes (2)	(1,882)	(26,705)
0.25% Senior Notes (3)	(85,317)	(103,070)
Net carrying amount	$1,244,438	$1,589,089
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
The total estimated fair values of the Company’s 0.75% Senior Notes and 0.25% Senior Notes at October 31, 2014 were $544.4 million and $1.4 billion, respectively. The fair value was determined based on the closing trading price per $100 of the 0.75% Senior Notes and 0.25% Senior Notes as of the last day of trading for the third quarter of fiscal 2015.
Based on the closing price of the Company’s common stock of $63.99 on October 31, 2014, the if-converted value of the 0.75% Senior Notes exceeded their principal amount by approximately $363.0 million and the if-converted value of the 0.25% Senior Notes was less than their principal amount.

During the three months ended October 31, 2014, a portion of the 0.75% Senior Notes outstanding was converted by noteholders. The Company repaid $89.6 million of principal balance of the 0.75% Senior Notes. The Company also distributed approximately 2.6 million shares of the Company’s common stock to noteholders which represents the conversion value in excess of the principal amount. The Company received approximately 2.6 million shares of the Company’s common stock from the exercise of the convertible note hedges related to the 0.75% Senior Notes. The Company recorded a loss of $1.3 million during the three months ended October 31, 2014 related to the extinguishment of the 0.75% Senior Notes converted by noteholders. This amount represents the difference between the fair market value allocated to the liability component on settlement date and the net carrying amount of the liability component and unamortized debt issuance costs on settlement date.
During the nine months ended October 31, 2014, a portion of the 0.75% Senior Notes outstanding was converted by noteholders. The Company repaid $387.2 million of principal balance of the 0.75% Senior Notes. The Company also distributed approximately 11.7 million shares of the Company’s common stock to noteholders which represents the conversion value in excess of the principal amount. The Company received approximately 11.7 million shares of the Company’s common stock from the exercise of the convertible note hedges related to the 0.75% Senior Notes. The Company recorded a loss of $10.2 million during the nine months ended October 31, 2014 related to the extinguishment of the 0.75% Senior Notes converted by noteholders. This amount represents the difference between the fair market value allocated to the liability component on settlement date and the net carrying amount of the liability component and unamortized debt issuance costs on settlement date.
As of October 31, 2014, the remaining principal balance of the 0.75% Senior Notes outstanding was approximately $181.6 million, which are convertible at the noteholders' option. The remaining principal balance of the 0.75% Senior Notes matures on January 15, 2015 unless earlier purchased by the Company or converted by noteholders.
Note Hedges
To minimize the impact of potential economic dilution upon conversion of the Notes, the Company entered into convertible note hedge transactions with respect to its common stock (the “Note Hedges”).

(in thousands, except for shares)	Date	Purchase	Shares
0.75% Note Hedges	January 2010	$126,500	26,943,812
0.25% Note Hedges	March 2013	$153,800	17,308,880
The Note Hedges cover shares of the Company’s common stock at a strike price that corresponds to the initial conversion price of the respective Notes, also subject to adjustment, and are exercisable upon conversion of the Notes. The Note Hedges will expire upon the maturity of the Notes. The Note Hedges are intended to reduce the potential economic dilution upon conversion of the Notes in the event that the market value per share of the Company’s common stock, as measured under the Notes, at the time of exercise is greater than the conversion price of the Notes. The Note Hedges are separate transactions and are not part of the terms of the Notes. Holders of the Notes will not have any rights with respect to the Note Hedges. The Company initially recorded a deferred tax asset of $51.4 million in connection with the 0.75% Note Hedges. The Note Hedges do not impact earnings per share. As a result of the conversions of the 0.75% Senior Notes, the Company exercised its rights on the 0.75% Note Hedges and received approximately 2.6 million shares of the Company's common stock during the three months ended October 31, 2014 and received approximately 11.7 million shares of the Company's common stock during the nine months ended October 31, 2014.
Warrants

	Date	Proceeds (in thousands)	Shares	Strike Price
0.75% Warrants	January 2010	$59,300	26,943,812	$29.88
0.25% Warrants	March 2013	$84,800	17,308,880	$90.40
Separately, in January 2010 and March 2013, the Company also entered into warrant transactions (the “0.75% Warrants” and the “0.25% Warrants”, respectively) (collectively, the “Warrants”), whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, shares of the Company’s common stock. As the average market value per share of the Company’s common stock for the reporting period, as measured under the 0.75% Warrants, exceeds the strike price of the 0.75% Warrants, the 0.75% Warrants would have a dilutive effect on the Company’s earnings/loss per share if the Company were to report net income for the three month and nine month periods ended October 31, 2014. The Warrants were anti-dilutive for the periods presented. The Warrants are separate transactions entered into by the Company and are not part of the terms of the Notes or Note Hedges. Holders of the Notes and Note Hedges will not have any rights with respect to the Warrants.
Term Loan
On July 11, 2013, the Company entered into a credit agreement (the “Prior Credit Agreement”) with Bank of America, N.A. and certain other lenders. The Prior Credit Agreement provided for a $300.0 million term loan (the “Term Loan”) maturing on July 11, 2016 (the “Term Loan Maturity Date”), which was entered into in conjunction with and for purposes of funding the acquisition of ExactTarget in fiscal 2014. The Term Loan bore interest at the Company’s option at either a base rate plus a spread of 0.50% to 1.00% or an adjusted LIBOR rate as defined in the Prior Credit Agreement plus a spread of 1.50% to 2.00%.
The Term Loan was payable in quarterly installments equal to $7.5 million beginning on September 30, 2013, with the remaining outstanding principal amount of the Term Loan being due and payable on the Term Loan Maturity Date. On October 6, 2014, the Company repaid the Term Loan in full and the Prior Credit Agreement was terminated.
The weighted average interest rate on the Term Loan was 1.7% for the period beginning August 1, 2014 and ended October 6, 2014.
Revolving Credit Facility
On October 6, 2014, the Company entered into an agreement (the “Credit Agreement”) with Wells Fargo, N.A. and certain other institutional lenders that provides for a $650.0 million unsecured revolving credit facility that matures on October 6, 2019 (the “Credit Facility”). Immediately upon closing, the Company borrowed $300.0 million under the Credit Facility, approximately $262.5 million of which was used to repay in full the indebtedness under the Company's Term Loan, as described above. Borrowings under the Credit Facility bear interest, at the Company’s option at either a base rate, as defined in the Credit Agreement, plus a margin of 0.00% to 0.75% or LIBOR plus a margin of 1.00% to 1.75%. The Company is obligated to pay ongoing commitment fees at a rate between 0.125% and 0.25%. Such interest rate margins and commitment fees are based on the Company’s consolidated leverage ratio for the preceding four fiscal quarter periods. Interest and the commitment fees are payable in arrears quarterly. The Company may use amounts borrowed under the Credit Facility for working capital, capital expenditures and other general corporate purposes, including permitted acquisitions. Subject to certain conditions stated in the Credit Agreement, the Company may borrow amounts under the Credit Facility at any time during the term of the Credit Agreement. The Company may also prepay borrowings under the Credit Agreement, in whole or in part, at any time without premium or penalty, subject to certain conditions, and amounts repaid or prepaid may be reborrowed.
The Credit Agreement contains certain customary affirmative and negative covenants, including a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, a limit on the Company’s ability to incur additional indebtedness, dispose of assets, make certain acquisition transactions, pay dividends or distributions, and certain other restrictions on the Company’s activities each defined specifically in the Credit Agreement. The Company was in compliance with the Credit Agreement’s covenants as of October 31, 2014.
The weighted average interest rate on borrowings under the Credit Facility was 1.7% for the period beginning October 6, 2014 and ended October 31, 2014. As of October 31, 2014, outstanding borrowings under the Credit Facility were $300.0 million, which is recorded as a noncurrent liability on the accompanying condensed consolidated balance sheet.
Interest Expense on Convertible Senior Notes, Term Loan and Revolving Credit Facility
The following table sets forth total interest expense recognized related to the Notes, the Term Loan and the Credit Facility prior to capitalization of interest (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Contractual interest expense	$2,190	$3,329	$7,777	$6,922
Amortization of debt issuance costs	1,132	1,275	3,490	3,195
Amortization of debt discount	8,637	12,547	28,837	34,139
	$11,959	$17,151	$40,104	$44,256

6. Other Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	October 31, 2014	January 31, 2014
Deferred income taxes, net	$45,738	$49,279
Prepaid income taxes	20,847	23,571
Customer contract asset	28,073	77,368
Prepaid expenses and other current assets	192,954	158,962
	$287,612	$309,180
Customer contract asset reflects future billings of amounts that are contractually committed by ExactTarget’s existing customers as of the acquisition date that will be billed in the next 12 months. As the Company bills these customers this balance will reduce and accounts receivable will increase.
Capitalized Software, net
Capitalized software consisted of the following (in thousands):

	As of
	October 31, 2014	January 31, 2014
Capitalized internal-use software development costs, net of accumulated amortization of $127,842 and $101,687, respectively	$89,106	$72,915
Acquired developed technology, net of accumulated amortization of $370,535 and $294,628, respectively	358,982	409,002
	$448,088	$481,917
Capitalized internal-use software amortization expense totaled $9.5 million and $7.4 million for the three months ended October 31, 2014 and 2013, respectively, and totaled $26.2 million and $21.2 million for the nine months ended October 31, 2014 and 2013, respectively. Acquired developed technology amortization expense totaled $22.5 million and $35.3 million for the three months ended October 31, 2014 and 2013, respectively, and totaled $75.9 million and $81.4 million for the nine months ended October 31, 2014 and 2013, respectively.
The Company capitalized $1.5 million and $0.9 million of stock-based expenses related to capitalized internal-use software development and deferred professional services during the three months ended October 31, 2014 and 2013, respectively. The Company capitalized $3.6 million and $2.7 million of stock-based expenses related to capitalized internal-use software development and deferred professional services during the nine months ended October 31, 2014 and 2013, respectively.

Other Assets, net
Other assets consisted of the following (in thousands):

	As of
	October 31, 2014	January 31, 2014
Deferred income taxes, noncurrent, net	$8,128	$9,691
Long-term deposits	19,597	17,970
Purchased intangible assets, net of accumulated amortization of $111,273 and $66,399, respectively	349,665	416,119
Acquired intellectual property, net of accumulated amortization of $14,216 and $11,304, respectively	10,844	11,957
Strategic investments	132,150	92,489
Customer contract asset	3,747	18,182
Other	71,032	47,082
	$595,163	$613,490

Customer contract asset reflects the noncurrent portion of future billings that are contractually committed by ExactTarget’s existing customers as of the acquisition date.

In November 2010, the Company recorded $23.3 million of perpetual parking rights associated with an existing parking garage situated on the Company's undeveloped real estate to purchased intangible assets. During the nine months ended October 31, 2014, the Company sold a portion of these perpetual parking rights and reclassified the remaining parking rights to assets held for sale. The Company has entered into an agreement to sell the remaining portion of the perpetual parking rights and expects the sale to close within twelve months, subject to certain closing conditions.
Purchased intangible assets amortization expense for the three months ended October 31, 2014 and 2013 was $14.9 million and $15.4 million, respectively, and for the nine months ended October 31, 2014 and 2013 was $44.9 million and $22.4 million, respectively. Acquired intellectual property amortization expense for the three months ended October 31, 2014 and 2013 was $1.2 million and $1.0 million, respectively, and for the nine months ended October 31, 2014 and 2013 was $3.6 million and $3.1 million, respectively.
Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of
	October 31, 2014	January 31, 2014
Accounts payable	$88,794	$64,988
Accrued compensation	339,982	397,002
Accrued other liabilities	314,311	235,543
Accrued income and other taxes payable	141,388	153,026
Accrued professional costs	17,597	15,864
Customer liability, current	19,737	53,957
Accrued rent	14,133	13,944
	$935,942	$934,324
Customer liability reflects the legal obligation to provide future services that are contractually committed by ExactTarget’s existing customers but unbilled as of the acquisition date. As these services are invoiced, this balance will reduce and deferred revenue will increase.

Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following (in thousands):

	As of
	October 31, 2014	January 31, 2014
Deferred income taxes and income taxes payable	$106,759	$108,760
Customer liability, noncurrent	2,546	13,953
Financing obligation, building in progress-leased facility	102,975	40,171
Long-term lease liabilities and other	703,530	594,303
	$915,810	$757,187

Customer liability, noncurrent reflects the noncurrent fair value of the legal obligation to provide future services that are contractually committed by ExactTarget’s existing customers but unbilled as of the acquisition date.

7. Stockholders’ Equity
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
As of October 31, 2014, $60.7 million has been withheld on behalf of employees for future purchases under the ESPP and is recorded in accounts payable, accrued expenses and other liabilities.
Prior to February 1, 2006, options issued under the Company’s stock option plans generally had a term of 10 years. From February 1, 2006 through July 3, 2013, options issued had a term of five years. After July 3, 2013, options issued have a term of seven years.

Stock activity excluding the ESPP is as follows:

		Options Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2014	55,852,536	28,604,045	$34.26
Increase in shares authorized:
2013 Equity Incentive Plan	3,132,662	0	0.00
2014 Inducement Equity Incentive Plan	654,957	0	0.00
2011 Relate IQ Plan	291,361	0	0.00
Options granted under all plans	(2,606,374)	2,606,374	53.99
Restricted stock activity	(6,307,825)	0	0.00
Stock grants to board and advisory board members	(177,674)	0	0.00
Exercised	0	(5,680,848)	22.57
Plan shares expired	(2,582,861)	0	0.00
Canceled	1,035,115	(1,035,115)	33.49
Balance as of October 31, 2014	49,291,897	24,494,456	39.11	$609,478
Vested or expected to vest		23,057,598	$38.59	$585,703
Exercisable as of October 31, 2014		10,185,611	$31.18	$334,162
The total intrinsic value of the options exercised during the nine months ended October 31, 2014 and 2013 was $202.0 million and $218.0 million, respectively. The intrinsic value is the difference between the current market value of the stock and the exercise price of the stock option.
The weighted-average remaining contractual life of vested and expected to vest options is approximately 3.8 years.
As of October 31, 2014, options to purchase 10,185,611 shares were vested at a weighted average exercise price of $31.18 per share and had a remaining weighted-average contractual life of approximately 2.2 years. The total intrinsic value of these vested options as of October 31, 2014 was $334.2 million.
The following table summarizes information about stock options outstanding as of October 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.58 to $27.06	5,368,871	3.1	$21.39	3,508,231	$20.72
$27.56 to $34.63	1,004,893	3.6	30.86	428,981	30.54
$35.63	3,530,909	1.1	35.63	3,401,222	35.63
$35.87 to $39.09	5,736,545	2.9	38.12	2,578,871	38.13
$40.19 to $52.14	769,316	5.1	43.07	200,449	43.16
$52.30	5,278,748	6.1	52.30	0	0.00
$53.60 to $63.66	2,805,174	6.6	56.46	67,857	54.28
	24,494,456	3.9	$39.11	10,185,611	$31.18

Restricted stock activity is as follows:

	Restricted Stock Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2014	24,653,578	$0.001
Granted	4,816,527	0.001
Canceled	(2,401,832)	0.001
Vested and converted to shares	(6,517,700)	0.001
Balance as of October 31, 2014	20,550,573	$0.001	$1,315,031
Expected to vest	17,894,663		$1,145,079
The restricted stock, which upon vesting entitles the holder to one share of common stock for each share of restricted stock, has an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and generally vests over 4 years.
The weighted-average grant date fair value of the restricted stock issued for the nine months ended October 31, 2014 and 2013 was $58.84 and $43.52, respectively.
Common Stock
The following number of shares of common stock were reserved and available for future issuance at October 31, 2014:

Options outstanding	24,494,456
Restricted stock awards and units outstanding	20,550,573
Stock available for future grant:
2013 Equity Incentive Plan	49,115,851
2014 Inducement Equity Incentive Plan	176,046
2004 Employee Stock Purchase Plan	4,298,711
Convertible senior notes	25,820,078
Warrants	44,252,692
168,708,407
8. Income Taxes
Effective Tax Rate
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year to date pretax loss and adjusts the provision for discrete tax items recorded in the period. For the nine months ended October 31, 2014, the Company reported a tax provision of $37.3 million on a pretax loss of $159.6 million, which resulted in a negative effective tax rate of 23 percent. The tax provision recorded was primarily related to income taxes in profitable jurisdictions outside of the U.S.
For the nine months ended October 31, 2013, the Company reported a tax benefit of $119.2 million on a pretax loss of $234.8 million, which resulted in an effective tax rate of 51 percent. The Company’s effective tax rate substantially differed from the federal statutory tax rate of 35 percent primarily due to a partial release of the tax valuation allowance related to the acquisition of ExactTarget in the second quarter of fiscal 2014. The valuation allowance was established in the third quarter of fiscal 2013. The net deferred tax liability from acquisitions provided an additional source of income to support the realizability of the Company’s pre-existing deferred tax assets and as a result, the Company released a portion of its valuation allowance and recorded a tax benefit of $135.5 million for the nine months ended October 31, 2013.
Tax Benefits Related to Stock-Based Compensation

The total income tax benefit related to stock-based awards was $125.7 million and $104.3 million for the nine months ended October 31, 2014 and 2013, respectively, the majority of which was not recognized as a result of the valuation allowance.
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
9. Earnings/Loss Per Share
Basic earnings/loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the fiscal period. Diluted earnings/loss per share is computed by giving effect to all potential weighted average dilutive common stock, including options, restricted stock units, warrants and the convertible senior notes. The dilutive effect of outstanding awards and convertible securities is reflected in diluted earnings per share by application of the treasury stock method. Diluted loss per share for the three and nine months ended October 31, 2014 and 2013 are the same as basic loss per share as there is a net loss in these periods and inclusion of potentially issuable shares is anti-dilutive.
A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Numerator:
Net loss	$(38,924)	$(124,434)	$(196,923)	$(115,552)
Denominator:
Weighted-average shares outstanding for basic loss per share	629,548	600,467	619,748	594,346
Effect of dilutive securities:
Convertible senior notes	0	0	0	0
Employee stock awards	0	0	0	0
Warrants	0	0	0	0
Adjusted weighted-average shares outstanding and assumed conversions for diluted loss per share	629,548	600,467	619,748	594,346
The weighted-average number of shares outstanding used in the computation of basic and diluted earnings/loss per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings/loss per share because the effect would have been anti-dilutive (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Stock awards	19,922	14,613	20,115	18,629
Convertible senior notes	25,820	44,246	28,834	44,246
Warrants	44,253	44,253	44,253	44,253

10. Commitments
Letters of Credit
As of October 31, 2014, the Company had a total of $64.3 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through December 2030.

Leases
The Company leases facilities space and certain fixed assets under non-cancelable operating and capital leases with various expiration dates.
As of October 31, 2014, the future minimum lease payments under non-cancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases	Financing Obligation, Building in Progress-Leased Facility(1)
Fiscal Period:
Remaining three months of fiscal 2015	$12,228	$64,901	$0
Fiscal 2016	101,584	259,691	1,777
Fiscal 2017	112,748	233,260	16,877
Fiscal 2018	116,995	190,736	21,107
Fiscal 2019	112,592	181,184	21,551
Thereafter	201,292	1,289,131	274,512
Total minimum lease payments	657,439	$2,218,903	$335,824
Less: amount representing interest	(84,758)
Present value of capital lease obligations	$572,681
______________
(1) Total Financing Obligation, Building in Progress-Leased Facility noted above represents the total obligation on the lease agreement noted in Note 3 “Property and Equipment” and includes $103.0 million that was recorded to Financing obligation, building in progress-leased facility, which is included in Other noncurrent liabilities on the balance sheet.
The Company’s agreements for the facilities and certain services provide the Company with the option to renew. The Company’s future contractual obligations would change if the Company exercised these options.
On April 10, 2014, the Company entered into an office lease agreement to lease approximately 714,000 rentable square feet of an office building located in San Francisco, California that is under construction. The lease payments associated with the lease will be approximately $560.0 million over the 15.5 year term of the lease, beginning in the Company's first quarter of fiscal year 2018, which is reflected above under Operating Leases.
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
Since the Foundation’s inception, the Company has provided at no charge certain resources to Foundation employees such as office space. The value of these items was approximately $1.0 million for the nine months ended October 31, 2014.
Additionally, the Company has donated subscriptions to the Company’s service to other qualified non-profit organizations. The Company also allows an affiliate of the Foundation to resell the Company’s service to non-profit organizations and certain higher education entities. The Company does not charge the affiliate for these subscriptions, so any revenue from subscriptions provided to non-profit organizations is retained by the Foundation to fund its charitable work. The value of the subscriptions was approximately $32.0 million for the nine months ended October 31, 2014. The Company plans to continue these programs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our anticipated growth, the effect of general economic and market conditions, the impact of foreign currency exchange rate and interest rate fluctuations on our results, our business strategy and our plan to build our business, including our strategy to be the leading provider of enterprise cloud computing applications and platforms and to lead the industry shift to the “customer company,” our service performance and security, the expenses associated with new data centers, additional data center capacity, real estate and office facilities space, our operating results, new features and services, our strategy of acquiring or making investments in complementary businesses, joint ventures, services and technologies, and intellectual property rights, our ability to successfully integrate acquired businesses and technologies, our ability to continue the growth and to maintain deferred revenue and unbilled deferred revenue, our ability to protect our intellectual property rights, our ability to develop our brands, our ability to realize the benefits from strategic partnerships, the effect of evolving government regulations, the valuation of deferred tax assets, the potential availability of additional tax assets in the future and related matters, the impact of expensing stock options, the sufficiency of our capital resources, factors related to our outstanding convertible notes, revolving credit facility, compliance with our related debt covenants and capital lease obligations, and current and potential litigation involving us, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “assumes,” “may,” “should,” “could,” “foresees,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any  forward-looking statements for any reason.
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
To address these factors, we will need to, among other things, continue to add substantial numbers of paying subscriptions, upgrade our customers to fully featured versions or arrangements such as a Social Enterprise License Agreement, provide high quality technical support to our customers, encourage the development of third-party applications on our platforms and continue to focus on retaining customers at the time of renewal. Our plans to invest for future growth include the continuation of the expansion of our data center capacity, for example data center expansion in the United Kingdom, France and Germany, the hiring of additional personnel, particularly in direct sales, other customer-related areas and research and development, the expansion of domestic and international selling and marketing activities, specifically in Europe, continuing to develop our brands, the addition of distribution channels, the upgrade of our service offerings, the development of new services such as the announcement of our Analytics Cloud and Community Cloud, the integration of acquired technologies, the expansion of our Marketing Cloud and Salesforce1 Platform core service offerings, and the additions to our global infrastructure to support our growth.
We also regularly evaluate acquisitions or investment opportunities in complementary businesses, joint ventures, services and technologies and intellectual property rights in an effort to expand our service offerings. We expect to continue to make such investments and acquisitions in the future and we plan to reinvest a significant portion of our incremental revenue in future periods to grow our business and continue our leadership role in the cloud computing industry. As a result of our aggressive growth plans, specifically our hiring plan and acquisition activities, we have incurred significant expenses from equity awards and amortization of purchased intangibles which have resulted in net losses on a U.S. generally accepted accounting principles ("GAAP") basis. As we continue with our growth plan, we may continue to have net losses on a GAAP basis. We remain focused on improving operating margins, including during the remainder of fiscal 2015. Our operating loss for the first nine months of fiscal 2015 was $110.8 million compared to $182.3 million during the same period a year ago.
Our typical subscription contract term is 12 to 36 months, although terms range from one to 60 months, so during any fiscal reporting period only a subset of active subscription contracts is eligible for renewal. We calculate our attrition rate as of the end of each month. Our current attrition rate calculation does not include the ExactTarget, Inc. (“ExactTarget”) offerings. Our attrition rate was between nine and ten percent during the quarter ended October 31, 2014, which is consistent with the attrition rate as of January 31, 2014. We expect our attrition rate to remain in this range as we continue to expand our enterprise business and invest in customer success and related programs.
We expect marketing and sales costs, which were 52 percent of our total revenues for the three months ended October 31, 2014 and 54 percent for the same period a year ago, to continue to represent a substantial portion of total revenues in the future as we seek to grow our customer base, sell more products to existing customers, and build greater brand awareness.
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

Sources of Revenues
We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our enterprise cloud computing services and from customers paying for additional support beyond the standard support that is included in the basic subscription fees; and (2) related professional services such as process mapping, project management, implementation services and other revenue. “Other revenue” consists primarily of training fees. Subscription and support revenues accounted for approximately 93 percent of our total revenues for the nine months ended October 31, 2014. Subscription revenues are driven primarily by the number of paying subscribers, varying service types, the price of our service and renewals. We define a “customer” as a separate and distinct buying entity (e.g., a company, a distinct business unit of a large corporation, a partnership, etc.) that has entered into a contract to access our enterprise cloud computing services. We define a “subscription” as a unique user account purchased by a customer for use by its employees or other customer-authorized users, and we refer to each such user as a “subscriber.” The number of paying subscriptions at each of our customers ranges from one to hundreds of thousands. None of our customers accounted for more than five percent of our revenues during the nine months ended October 31, 2014 and 2013.
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
Subscription and support revenues consisted of the following by core service offering (in millions):

	Three Months Ended October 31, 2014	Nine Months Ended October 31, 2014
Sales Cloud	$625.0	$1,811.7
Service Cloud	339.6	953.1
Salesforce1 Platform and Other	192.4	538.7
Marketing Cloud	131.5	364.9
Total	$1,288.5	$3,668.4
In situations where a customer purchases multiple cloud offerings, such as through a Social Enterprise License Agreement, we allocate the contract value to each core service offering based on the customer’s estimated product demand plan and the service that was provided at the inception of the contract. We do not update these allocations based on actual product usage during the term of the contract. We have allocated approximately 10 percent of our total subscription and support revenues for the three and nine months ended October 31, 2014, based on customers’ estimated product demand plans and these allocated amounts are included in the table above.

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
Seasonal Nature of Deferred Revenue and Accounts Receivable
Deferred revenue primarily consists of billings to customers for our subscription service. Over 90 percent of the value of our billings to customers is for our subscription and support service. We generally invoice our customers in annual cycles. Occasionally, we bill customers for their multi-year contract on a single invoice which results in an increase in noncurrent deferred revenue. We typically issue renewal invoices in advance of the renewal service period, and depending on timing, the initial invoice for the subscription and services contract and the subsequent renewal invoice may occur in different quarters. This may result in an increase in deferred revenue and accounts receivable. There is a disproportionate weighting towards annual billings in the fourth quarter, primarily as a result of large enterprise account buying patterns. Our fourth quarter has historically been our strongest quarter for new business and renewals. The year on year compounding effect of this seasonality in both billing patterns and overall new and renewal business causes the value of invoices that we generate in the fourth quarter for both new business and renewals to increase as a proportion of our total annual billings. Approximately 73 percent of all subscription and support invoices issued during the three months ended October 31, 2014 had annual terms.
Accordingly, the sequential quarterly changes in accounts receivable and the related deferred revenue during the first three quarters of our fiscal year are not necessarily indicative of the billing activity that occurs in the fourth quarter as displayed below:

(in thousands)	April 30, 2014	July 31, 2014	October 31, 2014
Fiscal 2015
Accounts receivable, net	$684,155	$834,323	$794,590
Deferred revenue, current and noncurrent	2,324,615	2,352,904	2,223,977

(in thousands)	April 30, 2013	July 31, 2013	October 31, 2013	January 31, 2014
Fiscal 2014
Accounts receivable, net	$502,609	$599,543	$604,045	$1,360,837
Deferred revenue, current and noncurrent	1,733,160	1,789,648	1,734,619	2,522,115

(in thousands)	April 30, 2012	July 31, 2012	October 31, 2012	January 31, 2013
Fiscal 2013
Accounts receivable, net	$371,395	$446,917	$418,590	$872,634
Deferred revenue, current and noncurrent	1,334,716	1,337,184	1,291,703	1,862,995

Unbilled Deferred Revenue
The deferred revenue balance on our consolidated balance sheet does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Unbilled deferred revenue represents future billings under our subscription agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue. Unbilled deferred revenue was approximately $5.4 billion as of October 31, 2014 and approximately $4.5 billion as of January 31, 2014. Our typical contract length has grown and is now between 12 and 36 months. We expect that the amount of unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing and duration of large customer subscription agreements, varying billing cycles of subscription agreements, the specific timing of customer renewals, foreign currency fluctuations, the timing of when unbilled deferred revenue is to be recognized as revenue, and changes in customer financial circumstances. For multi-year subscription agreements billed annually, the associated unbilled deferred revenue is typically high at the beginning of the contract period, zero just prior to renewal, and increases if the agreement is renewed. Low unbilled deferred revenue attributable to a particular subscription agreement is often associated with an impending renewal and may not be an indicator of the likelihood of renewal or future revenue from such customer. Accordingly, we expect that the amount of aggregate unbilled deferred revenue will change from year-to-year depending in part upon the number and dollar amount of subscription agreements at particular stages in their renewal cycle. Such fluctuations are not a reliable indicator of future revenues. Unbilled deferred revenue does not include minimum revenue commitments from indirect sales channels, as we recognize revenue, deferred revenue, and any unbilled deferred revenue upon sell-through to an end user customer.

Cost of Revenues and Operating Expenses
Cost of Revenues. Cost of subscription and support revenues primarily consists of expenses related to hosting our service and providing support, the costs of data center capacity, depreciation or operating lease expense associated with computer equipment and software, allocated overhead, amortization expense associated with capitalized software related to our services and acquired developed technologies and certain fees paid to various third parties for the use of their technology, services and data. We allocate overhead such as information technology infrastructure, rent and occupancy charges based on headcount. Employee benefit costs and taxes are allocated based upon a percentage of total compensation expense. As such, general overhead expenses are reflected in each cost of revenue and operating expense category. Cost of professional services and other revenues consists primarily of employee-related costs associated with these services, including stock-based expenses, the cost of subcontractors and allocated overhead. The cost of providing professional services is significantly higher as a percentage of the related revenue than for our enterprise cloud computing subscription service due to the direct labor costs and costs of subcontractors.
We intend to continue to invest additional resources in our enterprise cloud computing services. For example, we have invested in additional database software and we plan to open additional data centers and expand our current data centers in the future. As we acquire new businesses and technologies, the amortization expense associated with this activity will be included in cost of revenues. Additionally, as we enter into new contracts with third parties for the use of their technology, services or data, or as our sales volume grows, the fees paid to use such technology or services may increase. The timing of these additional expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in the affected periods.
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
During the nine months ended October 31, 2014, we recognized stock-based expense of $413.0 million. As of October 31, 2014, the aggregate stock compensation remaining to be amortized to costs and expenses over a weighted-average period of 2.6 years was $1.1 billion. We expect this stock compensation balance to be amortized as follows: $133.9 million during the remaining three months of fiscal 2015; $437.4 million during fiscal 2016; $300.4 million during fiscal 2017; $172.0 million during fiscal 2018 and $28.0 million during fiscal 2019. The expected amortization reflects only outstanding stock awards as of October 31, 2014 and assumes no forfeiture activity. We expect to continue to issue stock-based awards to our employees in future periods.
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

During the nine months ended October 31, 2014, we deferred $171.0 million of commission expenditures and we amortized $186.5 million to sales expense. During the same period a year ago, we deferred $120.8 million of commission expenditures and we amortized $139.9 million to sales expense. Deferred commissions on our condensed consolidated balance sheets totaled $309.4 million at October 31, 2014 and $324.9 million at January 31, 2014.
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

Results of Operations
The following tables set forth selected data for each of the periods indicated (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Revenues:
Subscription and support	$1,288,513	$1,004,476	$3,668,406	$2,749,541
Professional services and other	95,142	71,558	260,572	176,220
Total revenues	1,383,655	1,076,034	3,928,978	2,925,761
Cost of revenues:
Subscription and support	238,746	198,809	666,611	513,267
Professional services and other	94,465	69,378	266,736	181,631
Total cost of revenues	333,211	268,187	933,347	694,898
Gross profit	1,050,444	807,847	2,995,631	2,230,863
Operating expenses:
Research and development	195,460	170,690	586,927	450,708
Marketing and sales	709,643	581,229	2,020,956	1,528,340
General and administrative	167,383	153,859	498,565	434,143
Total operating expenses	1,072,486	905,778	3,106,448	2,413,191
Loss from operations	(22,042)	(97,931)	(110,817)	(182,328)
Investment income	2,622	1,110	7,055	8,851
Interest expense	(17,682)	(22,929)	(56,355)	(54,468)
Gain on sales of land and building improvements	15,625	0	15,625	0
Other expense	(372)	(4,291)	(15,095)	(6,843)
Loss before benefit from (provision for) income taxes	(21,849)	(124,041)	(159,587)	(234,788)
Benefit from (provision for) income taxes	(17,075)	(393)	(37,336)	119,236
Net loss	$(38,924)	$(124,434)	$(196,923)	$(115,552)

Cost of revenues and marketing and sales expenses include the following amounts related to amortization of purchased intangibles from business combinations (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Cost of revenues	$20,351	$33,844	$70,294	$77,699
Marketing and sales	15,095	15,211	44,708	22,147
Cost of revenues and operating expenses include the following amounts related to stock-based awards (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Cost of revenues	$14,118	$12,119	$38,905	$32,778
Research and development	26,868	27,935	87,264	78,396
Marketing and sales	72,892	73,296	210,510	189,231
General and administrative	25,582	28,186	76,284	66,336

Revenues by geography were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Americas	$995,331	$769,400	$2,812,654	$2,079,043
Europe	252,982	194,932	730,324	531,463
Asia Pacific	135,342	111,702	386,000	315,255
	$1,383,655	$1,076,034	$3,928,978	$2,925,761
Americas revenue attributed to the United States was approximately 94 percent and 96 percent for the three months ended October 31, 2014 and 2013, respectively, and approximately 94 percent and 96 percent for the nine months ended October 31, 2014 and 2013, respectively. No other country represented more than ten percent of total revenue during the three and nine months ended October 31, 2014 and 2013.

The following tables set forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Revenues:
Subscription and support	93%	93%	93%	94%
Professional services and other	7	7	7	6
Total revenues	100	100	100	100
Cost of revenues:
Subscription and support	17	19	17	18
Professional services and other	7	6	7	6
Total cost of revenues	24	25	24	24
Gross profit	76	75	76	76
Operating expenses:
Research and development	14	16	15	15
Marketing and sales	52	54	51	52
General and administrative	12	14	13	15
Total operating expenses	78	84	79	82
Loss from operations	(2)	(9)	(3)	(6)
Investment income	0	0	0	0
Interest expense	(1)	(2)	(1)	(2)
Gain on sales of land and building improvements	1	0	0	0
Other expense	0	(1)	0	0
Loss before benefit from (provision for) income taxes	(2)	(12)	(4)	(8)
Benefit from (provision for) income taxes	(1)	0	(1)	4
Net loss	(3)%	(12)%	(5)%	(4)%

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Amortization of purchased intangibles:
Cost of revenues	1%	3%	2%	3%
Marketing and sales	1	1	1	1

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Stock-based awards:
Cost of revenues	1%	1%	1%	1%
Research and development	2	3	2	3
Marketing and sales	5	7	5	6
General and administrative	2	3	2	2

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Revenues by geography:
Americas	72%	72%	72%	71%
Europe	18	18	18%	18%
Asia Pacific	10	10	10%	11%
	100%	100%	100%	100%

	Three Months Ended October 31, 2014 compared to Three Months Ended October 31, 2013	Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012
Revenue constant currency growth rates (as compared to the comparable prior periods)
Americas	29%	41%
Europe	34%	39%
Asia Pacific	25%	17%
Total growth	30%	37%
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

Three Months Ended October 31, 2014 and 2013
Revenues.

	Three Months Ended October 31,		Variance
(in thousands)	2014	2013	Dollars	Percent
Subscription and support	$1,288,513	$1,004,476	$284,037	28%
Professional services and other	95,142	71,558	23,584	33%
Total revenues	$1,383,655	$1,076,034	$307,621	29%
Total revenues were $1,383.7 million for the three months ended October 31, 2014, compared to $1,076.0 million during the same period a year ago, an increase of $307.6 million, or 29 percent. On a constant currency basis, total revenues grew 30% percent. Subscription and support revenues were $1,288.5 million, or 93 percent of total revenues, for the three months ended October 31, 2014, compared to $1,004.5 million, or 93 percent of total revenues, during the same period a year ago, an increase of $284.0 million, or 28 percent. The increase in subscription and support revenues was primarily caused by volume-driven increases from new business, which includes new customers, upgrades and additional subscriptions from existing customers. The slight decline in our attrition rate played a secondary role in the increase in subscription and support revenues. We continue to invest in a variety of customer programs and initiatives, which, along with increasing enterprise adoption, have helped reduce our attrition rate. The net price per user per month for our three primary offerings, Professional Edition, Enterprise Edition and Unlimited Edition, varies from period to period, but has remained within a consistent range over the past eight quarters. Changes in the net price per user per month has not been a significant driver of revenue growth for the periods presented. Professional services and other revenues were $95.1 million, or seven percent of total revenues, for the three months ended October 31, 2014, compared to $71.6 million, or seven percent of total revenues, for the same period a year ago, an increase of $23.6 million, or 33 percent.
Revenues in Europe and Asia Pacific accounted for $388.3 million, or 28 percent of total revenues, for the three months ended October 31, 2014, compared to $306.6 million, or 28 percent of total revenues, during the same period a year ago, an increase of $81.7 million, or 27 percent. The increase in revenues outside of the Americas was the result of the increasing acceptance of our service, our focus on marketing our services internationally, additional resources and reduced attrition rates as a result of the reasons stated above. Revenues outside of the Americas increased in the three months ended October 31, 2014 despite an overall strengthening of the U.S. dollar relative to major international currencies, which reduced aggregate international revenues by $12.4 million compared to the same period a year ago.
Cost of Revenues.

	Three Months Ended October 31,		Variance
(in thousands)	2014	2013	Dollars
Subscription and support	$238,746	$198,809	$39,937
Professional services and other	94,465	69,378	25,087
Total cost of revenues	$333,211	$268,187	$65,024
Percent of total revenues	24%	25%
Cost of revenues was $333.2 million, or 24 percent of total revenues, for the three months ended October 31, 2014, compared to $268.2 million, or 25 percent of total revenues, during the same period a year ago, an increase of $65.0 million. The increase in absolute dollars was primarily due to an increase of $24.3 million in employee-related costs, an increase of $2.0 million in stock-based expenses, an increase of $23.1 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of $12.6 million in professional and outside services, an increase of $3.2 million in allocated overhead and an increase of $7.7 million in depreciation of property and equipment, offset by a decrease of $13.5 million in amortization of purchased intangibles. We have increased our headcount by 26 percent since October 31, 2013 to meet the higher demand for services from our customers. We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity. Additionally, the amortization of purchased intangible assets will increase as we acquire additional businesses and technologies. We also plan to add additional employees in our professional services group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues in future periods.

Research and Development.

	Three Months Ended October 31,		Variance
(in thousands)	2014	2013	Dollars
Research and development	$195,460	$170,690	$24,770
Percent of total revenues	14%	16%
Research and development expenses were $195.5 million, or 14 percent of total revenues, for the three months ended October 31, 2014, compared to $170.7 million, or 16 percent of total revenues, during the same period a year ago, an increase of $24.8 million. The increase in absolute dollars was primarily due to an increase of $24.1 million in employee-related costs. We increased our research and development headcount by 23 percent since October 31, 2013 in order to improve and extend our service offerings and develop new technologies. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to add employees and invest in technology to support the development of new, and improve existing, technologies and the integration of acquired technologies.
Marketing and Sales.

	Three Months Ended October 31,		Variance
(in thousands)	2014	2013	Dollars
Marketing and sales	$709,643	$581,229	$128,414
Percent of total revenues	52%	54%
Marketing and sales expenses were $709.6 million, or 52 percent of total revenues, for the three months ended October 31, 2014, compared to $581.2 million, or 54 percent of total revenues, during the same period a year ago, an increase of $128.4 million. The increase in absolute dollars was primarily due to increases of $102.6 million in employee-related costs, including amortization of deferred commissions, $20.1 million in advertising expenses and $3.7 million in allocated overhead. Our marketing and sales headcount increased by 22 percent since October 31, 2013. The increase in headcount was primarily attributable to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.
General and Administrative.

	Three Months Ended October 31,		Variance
(in thousands)	2014	2013	Dollars
General and administrative	$167,383	$153,859	$13,524
Percent of total revenues	12%	14%
General and administrative expenses were $167.4 million, or 12 percent of total revenues, for the three months ended October 31, 2014, compared to $153.9 million, or 14 percent of total revenues, during the same period a year ago, an increase of $13.5 million. The increase was primarily due to an increase of $7.0 million in employee-related costs, an increase of $3.0 million in professional and outside services and an increase of $4.6 million in equipment costs, offset by a decrease of $2.6 million in stock-based compensation expense. Our general and administrative headcount increased by 9 percent since October 31, 2013 as we added personnel to support our growth.
Loss from operations.

	Three Months Ended October 31,		Variance
(in thousands)	2014	2013	Dollars
Loss from operations	$(22,042)	$(97,931)	$75,889
Percent of total revenues	(2)%	(9)%
Loss from operations for the three months ended October 31, 2014 was $22.0 million and included $139.5 million of stock-based expenses and $35.4 million of amortization of purchased intangibles. During the same period a year ago, loss from operations was $97.9 million and included $141.5 million of stock-based expenses and $49.1 million of amortization of purchased intangibles.

Investment income.

	Three Months Ended October 31,		Variance
(in thousands)	2014	2013	Dollars
Investment income	$2,622	$1,110	$1,512
Percent of total revenues	0%	0%
Investment income consists of income on our cash and marketable securities balances. Investment income was $2.6 million for the three months ended October 31, 2014 and was $1.1 million during the same period a year ago. The increase was primarily due to increases in marketable securities balances.
Interest expense.

	Three Months Ended October 31,		Variance
(in thousands)	2014	2013	Dollars
Interest expense	$(17,682)	$(22,929)	$5,247
Percent of total revenues	(1)%	(2)%
Interest expense consists of interest on our convertible senior notes, capital leases, term loan and revolving credit facility. Interest expense, net of interest costs capitalized, was $17.7 million for the three months ended October 31, 2014 and was $22.9 million during the same period a year ago. The decrease was primarily due to the reduced principal balance on our 0.75% convertible senior notes as a result of note conversions since October 31, 2013.
Gain on sales of land and building improvements
During the three months ended October 31, 2014, we sold two separate portions of our undeveloped real estate, including a portion of our perpetual parking rights, in San Francisco, California. We recognized a gain of $15.6 million during the three months ended October 31, 2014, net of closing costs, as a result of this activity.
Other expense.

	Three Months Ended October 31,		Variance
(in thousands)	2014	2013	Dollars
Other expense	$(372)	$(4,291)	$3,919
Percent of total revenues	0%	(1)%
Other expense primarily consists of non-operating costs such as foreign currency transaction gains and losses, costs associated with real estate transactions and losses on derecognition of debt. Other expense for the three months ended October 31, 2014 as compared to the same period a year ago, decreased primarily due to decreases in costs associated with real estate transactions.
Benefit from (provision for) income taxes.

	Three Months Ended October 31,		Variance
(in thousands)	2014	2013	Dollars
Benefit from (provision for) income taxes	$(17,075)	$(393)	$(16,682)
Effective tax rate	(78)%	0%
We recognized a tax provision of $17.1 million on a pretax loss of $21.8 million, which resulted in a negative effective tax rate of 78 percent for the three months ended October 31, 2014. We had a tax provision primarily due to income taxes in profitable jurisdictions outside the U.S.

We recorded a tax expense of $0.4 million with a pretax loss of $124.0 million, which resulted in an effective tax rate of zero percent for the three months ended October 31, 2013. The zero percent effective tax rate was a result of foreign tax expense primarily offset by the tax benefit from tax reserve releases and a partial release of the tax valuation allowance during the three months ended October 31, 2013.
Nine Months Ended October 31, 2014 and 2013
Revenues.

	Nine Months Ended October 31,		Variance
(in thousands)	2014	2013	Dollars	Percent
Subscription and support	$3,668,406	$2,749,541	$918,865	33%
Professional services and other	260,572	176,220	84,352	48%
Total revenues	$3,928,978	$2,925,761	$1,003,217	34%
Total revenues were $3.9 billion for the nine months ended October 31, 2014, compared to $2.9 billion during the same period a year ago, an increase of $1.0 billion, or 34 percent. On a constant currency basis, total revenues grew 34 percent. Subscription and support revenues were $3.7 billion, or 93 percent of total revenues, for the nine months ended October 31, 2014, compared to $2.7 billion, or 94 percent of total revenues, during the same period a year ago, an increase of $918.9 million, or 33 percent. The increase in subscription and support revenues was primarily caused by volume-driven increases from new business, which includes new customers, upgrades and additional subscriptions from existing customers. The acquisition of ExactTarget on July 12, 2013 also contributed to the increase in subscription and support revenues. The decline in our attrition rate played a secondary role in the increase in subscription and support revenues. We continue to invest in a variety of customer programs and initiatives, which, along with increasing enterprise adoption, have helped reduce our attrition rate. The net price per user per month for our three primary offerings, Professional Edition, Enterprise Edition and Unlimited Edition, varies from period to period, but has remained within a consistent range over the past eight quarters. Changes in the net price per user per month has not been a significant driver of revenue growth for the periods presented. Professional services and other revenues were $260.6 million, or seven percent percent of total revenues, for the nine months ended October 31, 2014, compared to $176.2 million, or six percent of total revenues, for the same period a year ago, an increase of $84.4 million, or 48 percent. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers and the acquisition of ExactTarget.
Revenues in Europe and Asia Pacific accounted for $1,116.3 million, or 28 percent of total revenues, for the nine months ended October 31, 2014, compared to $846.7 million, or 29 percent of total revenues, during the same period a year ago, an increase of $269.6 million, or 32 percent. The increase in revenues outside of the Americas was the result of the increasing acceptance of our service, our focus on marketing our services internationally, additional resources and reduced attrition rates as a result of the reasons stated above. Revenues outside of the Americas benefited in nine months ended October 31, 2014 from the strengthening of the major international currencies relative to the U.S. dollar, which increased aggregate international revenues by $2.2 million compared to the same period a year ago.
Cost of Revenues.

	Nine Months Ended October 31,		Variance
(in thousands)	2014	2013	Dollars
Subscription and support	$666,611	$513,267	$153,344
Professional services and other	266,736	181,631	85,105
Total cost of revenues	$933,347	$694,898	$238,449
Percent of total revenues	24%	24%
Cost of revenues was $933.3 million, or 24 percent of total revenues, for the nine months ended October 31, 2014, compared to $694.9 million, or 24 percent of total revenues, during the same period a year ago, a increase of $238.4 million. The increase in absolute dollars was primarily due to an increase of $99.6 million in employee-related costs, an increase of $6.1 million in stock-based expenses, an increase of $63.6 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of $13.6 million in certain fees paid to various third parties for the use of their technology, an increase of $29.6 million in depreciation and amortization expenses, which includes a decrease of $7.4 million in amortization of purchased intangible assets, and an increase of $13.0 million in allocated overhead. We have increased our headcount by 26 percent since October 31, 2013 to meet the higher demand for services from our customers. In July 2013, we acquired ExactTarget, which contributed to the increase in cost of revenues for the nine months ended October 31, 2014 as compared to the same period a year ago. In June 2013, we entered into a large capital lease agreement for software for a period of nine years, which consists of the contractual term of six years and a renewal option of three years. The capitalized portion is being depreciated over the estimated useful life of the software, which is nine years. A portion of the depreciation expense on this asset was allocated to cost of revenues which is included in the amount above. We expect the costs associated with this software agreement to increase slightly in future fiscal years. We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity. Additionally, the amortization of purchased intangible assets will increase as we acquire additional businesses and technologies. We also plan to add additional employees in our professional services group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues in future periods.
The cost of professional services and other revenues exceeded the related revenue during the nine months ended October 31, 2014 by $6.2 million as compared to $5.4 million during the same period a year ago, primarily due to an increase in the cost related to professional services headcount. We expect the cost of professional services to continue to exceed revenue from professional services in future fiscal years. We believe that this investment in professional services facilitates the adoption of our service offerings.
Research and Development.

	Nine Months Ended October 31,		Variance
(in thousands)	2014	2013	Dollars
Research and development	$586,927	$450,708	$136,219
Percent of total revenues	15%	15%
Research and development expenses were $586.9 million, or 15 percent of total revenues, for the nine months ended October 31, 2014, compared to $450.7 million, or 15 percent of total revenues, during the same period a year ago, an increase of $136.2 million. The increase in absolute dollars was primarily due to an increase of $102.7 million in employee-related costs, an increase of $8.9 million in stock-based expenses, an increase of $11.5 million in our development and test data center, an increase of $6.9 million in depreciation and amortization expenses and increases in allocated overhead. We increased our research and development headcount by 23 percent since October 31, 2013 in order to improve and extend our service offerings and develop new technologies. In July 2013, we acquired ExactTarget, which contributed to the increase in research and development expenses for the nine months ended October 31, 2014 as compared to the same period a year ago. In June 2013, we entered into a large capital lease agreement for software for a period of nine years, which consists of the contractual term of six years and a renewal option of three years. A portion of the depreciation expense on this asset was allocated to research and development. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to invest in additional employees and technology to support the development of new, and improve existing, technologies and the integration of acquired technologies.
Marketing and Sales.

	Nine Months Ended October 31,		Variance
(in thousands)	2014	2013	Dollars
Marketing and sales	$2,020,956	$1,528,340	$492,616
Percent of total revenues	51%	52%
Marketing and sales expenses were $2,021.0 million, or 51 percent of total revenues, for the nine months ended October 31, 2014, compared to $1,528.3 million, or 52 percent of total revenues, during the same period a year ago, an increase of $492.6 million. The increase in absolute dollars was primarily due to increases of $366.3 million in employee-related costs, including amortization of deferred commissions, $21.3 million in stock-based expenses, $49.7 million in advertising expenses, $22.6 million related to the amortization of purchased intangible assets and $24.7 million in allocated overhead. Our marketing and sales headcount increased by 22 percent since October 31, 2013. The increase in headcount was primarily attributable to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. In July 2013, we acquired ExactTarget, which contributed to the increase in marketing and sales expenses for the nine months ended October 31, 2014 as compared to the same period a year ago.

General and Administrative.

	Nine Months Ended October 31,		Variance
(in thousands)	2014	2013	Dollars
General and administrative	$498,565	$434,143	$64,422
Percent of total revenues	13%	15%
General and administrative expenses were $498.6 million, or 13 percent of total revenues, for the nine months ended October 31, 2014, compared to $434.1 million, or 15 percent of total revenues, during the same period a year ago, an increase of $64.4 million. The increase was primarily due to an increase of $42.7 million in employee-related costs, an increase of $9.9 million in stock-based expenses and an increase in allocated overhead. Our general and administrative headcount increased by 9 percent since October 31, 2013 as we added personnel to support our growth. In July 2013, we acquired ExactTarget, which contributed to the increase in general and administrative expenses for the nine months ended October 31, 2014 as compared to the same period a year ago.
Loss from operations.

	Nine Months Ended October 31,		Variance
(in thousands)	2014	2013	Dollars
Loss from operations	$(110,817)	$(182,328)	$71,511
Percent of total revenues	(3)%	(6)%
Loss from operations for the nine months ended October 31, 2014 was $110.8 million and included $413.0 million of stock-based expenses and $115.0 million of amortization of purchased intangibles. During the same period a year ago, loss from operations was $182.3 million and included $366.7 million of stock-based expenses and $99.8 million of amortization of purchased intangibles.
Investment income.

	Nine Months Ended October 31,		Variance
(in thousands)	2014	2013	Dollars
Investment income	$7,055	$8,851	$(1,796)
Percent of total revenues	0%	0%
Investment income consists of income on our cash and marketable securities balances. Investment income was $7.1 million for the nine months ended October 31, 2014 and was $8.9 million during the same period a year ago. The decrease was primarily due to the decrease in marketable securities in July 2013 as a result of our sales of such securities to provide cash for our acquisition of ExactTarget.
Interest expense.

	Nine Months Ended October 31,		Variance
(in thousands)	2014	2013	Dollars
Interest expense	$(56,355)	$(54,468)	$(1,887)
Percent of total revenues	(1)%	(2)%
Interest expense consists of interest on our convertible senior notes, capital leases, term loan and revolving credit facility. Interest expense, net of interest costs capitalized, was $56.4 million for the nine months ended October 31, 2014 and was $54.5 million during the same period a year ago. The increase was primarily due to interest expense associated with the March 2013 issuance of $1.15 billion of 0.25% convertible senior notes, the $300.0 million term loan that was entered into in July 2013 and the large capital lease agreement for software which we entered into in June 2013.

Other expense.

	Nine Months Ended October 31,		Variance
(in thousands)	2014	2013	Dollars
Other expense	$(15,095)	$(6,843)	$(8,252)
Percent of total revenues	0%	0%
Other expense primarily consists of foreign currency transaction gains and losses, costs associated with real estate transactions and losses on derecognition of debt. Other expense increased primarily due to the loss of approximately $10.2 million recognized as a result of conversions of our convertible 0.75% senior notes during the nine months ended October 31, 2014.
Benefit from (provision for) income taxes.

	Nine Months Ended October 31,		Variance
(in thousands)	2014	2013	Dollars
Benefit from (provision for) income taxes	$(37,336)	$119,236	$(156,572)
Effective tax rate	(23)%	51%
We recognized a tax provision of $37.3 million on a pretax loss of $159.6 million, which resulted in a negative effective tax rate of 23 percent for the nine months ended October 31, 2014. We had a tax provision primarily due to income taxes in profitable jurisdictions outside the U.S.
We recorded a tax benefit of $119.2 million with a pretax loss of $234.8 million, which resulted in an effective tax rate of 51 percent for the nine months ended October 31, 2013. Our effective tax rate substantially differed from the federal statutory tax rate of 35 percent primarily due to a partial release of the tax valuation allowance related to the acquisition of ExactTarget in the second quarter of fiscal 2014. Due to the ExactTarget acquisition, a deferred tax liability was established for the book-tax basis difference related to purchased intangibles. The net deferred tax liability from acquisitions during the nine months ended October 31, 2013 provided an additional source of income to support the realizability of our pre-existing deferred tax assets and as a result, we released a portion of the valuation allowance and recorded a tax benefit of $135.5 million for the nine months ended October 31, 2013.
Liquidity and Capital Resources
At October 31, 2014, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1.8 billion, which excludes restricted cash of $114.9 million, and accounts receivable of $794.6 million.
Net cash provided by operating activities was $841.5 million during the nine months ended October 31, 2014 and $604.2 million during the same period a year ago. Cash provided by operating activities has historically been affected by the amount of net loss adjusted for non-cash expense items such as depreciation and amortization, amortization of purchased intangibles from business combinations, amortization of debt discount, and the expense associated with stock-based awards; the reclassification of excess tax benefits from employee stock plans to cash flows from financing activities; the timing of employee related costs including commissions and bonus payments; the timing of collections from our customers, which is our largest source of operating cash flows; and changes in working capital accounts.
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
Net cash provided by operating activities during the nine months ended October 31, 2014 increased $237.3 million over the same period a year ago due to favorable changes in working capital accounts, primarily a decrease in accounts receivable.
Net cash used in investing activities was $553.1 million during the nine months ended October 31, 2014 and $2.2 billion during the same period a year ago. The net cash used in investing activities during the nine months ended October 31, 2014 primarily related to capital expenditures, including new office build-outs, investment of cash balances and strategic investments offset by proceeds from sales and maturities of marketable securities. Net cash used in investing activities during the nine months ended October 31, 2014 decreased by $1.7 billion over the same period a year ago primarily due to cash used for the acquisitions of ExactTarget, Inc. and EdgeSpring, Inc. during the nine months ended October 31, 2013, offset by cash proceeds from sales of land and building improvements totaling $223.2 million and cash acquired of $38.1 million from business combinations during the nine months ended October 31, 2014. Additionally, we funded a like-kind exchange account in the amount of $114.9 million for the purchase of building and land during the nine months ended October 31, 2014.
Net cash used in financing activities was $206.2 million during the nine months ended October 31, 2014 as compared to net cash provided by financing activities of $1.5 billion during the same period a year ago. Net cash used in financing activities during the nine months ended October 31, 2014 consisted primarily of $387.2 million in principal payments on our 0.75% convertible senior notes, $61.3 million of principal payments on capital leases and $285.0 million of payments on our term loan, offset by $226.6 million from proceeds from equity plans and $300.0 million from our revolving credit facility. Net cash flows used in financing activities during the nine months ended October 31, 2014 changed $1.7 billion from the same period a year ago primarily due to $1.1 billion of proceeds from the issuance of convertible senior notes, $84.8 million from proceeds from the issuance of warrants and $298.5 million of proceeds from the term loan, net of loan fees during the nine months ended October 31, 2013, offset by $153.8 million in payments for the purchase of hedges on the convertible notes during the nine months ended October 31, 2013, $387.2 million in principal payments on our 0.75% convertible senior notes and an increase in principal payments on capital lease obligations during the nine months ended October 31, 2014.
In January 2010, we issued $575.0 million of 0.75% convertible senior notes due January 15, 2015 (the “0.75% Senior Notes”) and concurrently entered into convertible notes hedges (the “0.75% Note Hedges”) and separate warrant transactions (the “0.75% Warrants”). The 0.75% Senior Notes will mature on January 15, 2015, unless earlier converted. Upon conversion of any 0.75% Senior Notes, we will deliver cash up to the principal amount of the 0.75% Senior Notes and, with respect to any excess conversion value greater than the principal amount of the 0.75% Senior Notes, shares of our common stock. As of October 31, 2014 the remaining principal balance of the 0.75% Senior Notes outstanding is $181.6 million.
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
The 0.25% Senior Notes will be convertible if during any 20 trading days during the 30 consecutive trading days of any fiscal quarter, our common stock trades at a price exceeding 130% of the conversion price of $66.44 per share applicable to the 0.25% Senior Notes. The 0.25% Senior Notes have not yet been convertible at the holders’ option. The 0.25% Senior Notes are classified as a noncurrent liability on our condensed consolidated balance sheet as of October 31, 2014.
Our common stock did not trade at a price exceeding 130% of the conversion price of $66.44 per share applicable to the 0.25% Senior Notes during the fiscal quarter ended October 31, 2014. Accordingly, the 0.25% Senior Notes will not be convertible at the holders’ option for the quarter ending January 31, 2015, and will remain classified as a noncurrent liability on our condensed consolidated balance sheet.
In July 2013, we entered into a credit agreement (the “Prior Credit Agreement”) with Bank of America, N.A. and certain other lenders, which provided for a $300.0 million term loan (the “Term Loan”) that matured on July 11, 2016 (the “Maturity Date”). The Term Loan bore interest at our option under either a LIBOR-based formula or a base rate formula, each as set forth in the Prior Credit Agreement. On October 6, 2014, we repaid the Term Loan in full and terminated the Prior Credit Agreement.

On October 6, 2014, we entered into a credit agreement (the "Credit Agreement") which provides for a $650.0 million unsecured revolving credit facility that matures on October 6, 2019 (the "Credit Facility"). Immediately upon closing, we borrowed $300.0 million under the Credit Facility, approximately $262.5 million of which was used to repay in full the indebtedness under our Term Loan. We may use any future borrowings under the Credit Facility for working capital, capital expenditures and other general corporate purposes, including permitted acquisitions. We may borrow amounts under the Credit Facility at any time during the term of the Credit Agreement. We may also prepay the borrowings under the Credit Facility, in whole or in part, at any time without premium or penalty, subject to certain conditions, and amounts repaid or prepaid may be reborrowed.
Borrowings under the Credit Facility bear interest, at our option at either a base rate formula or a LIBOR based formula, each as set forth in the Credit Agreement. Additionally, we are obligated to pay an ongoing commitment fee at a rate between 0.125% and 0.25%. Interest and the commitment fee are payable in arrears quarterly.
The Credit Agreement contains certain customary affirmative and negative covenants, including a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, a limit on our ability to incur additional indebtedness, dispose of assets, make certain acquisition transactions, pay dividends or distributions, and certain other restrictions on our activities each defined specifically in the Credit Agreement. We were in compliance with the Credit Agreement’s covenants as of October 31, 2014.
The weighted average interest rate on borrowings under the Credit Facility was 1.7% for the period beginning October 6, 2014 and ended October 31, 2014. As of October 31, 2014, outstanding borrowings under the Credit Facility were $300.0 million.
In August 2014, we sold approximately 3.7 net acres of our undeveloped real estate, which had been classified as held for sale on our condensed consolidated balance sheet, for a total of $72.5 million. Separately, in September 2014, we sold approximately 1.5 net acres of our undeveloped real estate, which had been classified as held for sale on our condensed consolidated balance sheet, for a total of $125.0 million.
Subsequent to October 31, 2014, we entered into an agreement to purchase real property of approximately 817,000 rentable square feet known as 50 Fremont Street, San Francisco, California for approximately $640.0 million. The transaction is expected to close in our first quarter of fiscal 2016, subject to customary closing conditions. We deposited $114.9 million of the proceeds from the sale of undeveloped real estate described above into a like-kind exchange account for purposes of purchasing the real property, which is classified as restricted cash on our condensed consolidated balance sheet.
Our cash, cash equivalents and marketable securities are comprised primarily of corporate notes and other obligations, U.S. treasury securities, U.S. agency obligations, government obligations, collateralized mortgage obligations, mortgage backed securities, time deposits, money market mutual funds and municipal securities.
As of October 31, 2014, we have a total of $64.3 million in letters of credit outstanding in favor of certain landlords for office space. To date, no amounts have been drawn against the letters of credit, which renew annually and expire at various dates through December 2030.
We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.
Our principal commitments consist of obligations under leases for office space, co-location data center facilities, and our development and test data center, as well as leases for computer equipment, software, furniture and fixtures. At October 31, 2014, the future non-cancelable minimum payments under these commitments were as follows (in thousands):

	Capital Leases	Operating Leases	Financing Obligation, Building in Progress-Leased Facility
Fiscal Period:
Remaining three months of fiscal 2015	$12,228	$64,901	$0
Fiscal 2016	101,584	259,691	1,777
Fiscal 2017	112,748	233,260	16,877
Fiscal 2018	116,995	190,736	21,107
Fiscal 2019	112,592	181,184	21,551
Thereafter	201,292	1,289,131	274,512
Total minimum lease payments	657,439	$2,218,903	$335,824
Less: amount representing interest	(84,758)
Present value of capital lease obligations	$572,681
The majority of our operating lease agreements provide us with the option to renew. Our future operating lease obligations would change if we exercised these options and if we entered into additional operating lease agreements as we expand our operations.
The financing obligation above represents the total obligation for our lease of approximately 445,000 rentable square feet of office space in San Francisco, California. As of October 31, 2014, $103.0 million of the total obligation noted above was recorded to Financing obligation, building in progress - leased facility, which is included in “Other noncurrent liabilities” on the consolidated balance sheets.
On April 10, 2014, we entered into an office lease agreement to lease approximately 714,000 rentable square feet of an office building located in San Francisco, California that is under construction. The lease payments associated with the lease will be approximately $560.0 million over the 15.5 year term of the lease, beginning in our first quarter of fiscal year 2018, which is reflected above under Operating Leases.
During the remaining three months of fiscal 2015 and in future fiscal years, we have made and expect to continue to make additional investments in our infrastructure to scale our operations and increase productivity. We plan to upgrade and/or replace various internal systems to scale with the overall growth of the Company. Additionally, we expect capital expenditures to be higher in absolute dollars and remain consistent as a percentage of total revenues in future periods as a result of continued office build-outs, other leasehold improvements and data center investments.
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
New Accounting Pronouncement
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) which amended the existing FASB Accounting Standards Codification. This standard establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The standard also provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts. ASU 2014-09 is effective for fiscal 2018, including interim periods within that reporting period.  Early adoption is not permitted. We are currently in the process of assessing the adoption methodology, which allows the amendment to be applied retrospectively to each prior period presented, or with the cumulative effect recognized as of the date of initial application. We are also evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements and have not determined whether the effect will be material.
Non-GAAP Financial Measures

Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in Commission Filings,” defines and prescribes the conditions for use of non-GAAP financial information. Our measures of non-GAAP gross profit, non-GAAP operating profit, non-GAAP net income and non-GAAP earnings per share each meet the definition of a non-GAAP financial measure.
Non-GAAP gross profit, Non-GAAP operating profit and Non-GAAP net income
We use the non-GAAP measures of non-GAAP gross profit, non-GAAP operating profit and non-GAAP net income to provide an additional view of operational performance by excluding expenses and benefits that are not directly related to performance in any particular period. In addition to our GAAP measures we use these non-GAAP measures when planning, monitoring, and evaluating our performance. We believe that these non-GAAP measures reflect our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business, as they exclude certain expenses and benefits. These items are excluded because the decisions which gave rise to them are not made to increase revenue in a particular period, but are made for our long-term benefit over multiple periods and we are not able to change or affect these items in any particular period.
We define non-GAAP net income as our total net income excluding the following components, which we believe are not reflective of our ongoing operational expenses. In each case, for the reasons set forth below, we believe that excluding the component provides useful information to investors and others in understanding and evaluating the impact of certain items to our operating results and future prospects in the same manner as us, in comparing financial results across accounting periods and to those of peer companies and to better understand the impact of these items on our gross margin and operating performance. Additionally, as significant, unusual or discrete events occur, the results may be excluded in the period in which the events occur.

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

•
Non-Cash Gains/Losses on Conversions of Debt. Upon settlement of the Company’s convertible senior notes, we attribute the fair value of the consideration transferred to the liability and equity components of the convertible senior notes. The difference between the fair value of consideration attributed to the liability component and the carrying value of the liability as of settlement date is recorded as a non-cash gain or loss on the statement of operations. Management believes that the exclusion of the non-cash gain/loss provides investors an enhanced view of the company’s operational performance.

•
Gain on sales of land and building improvements. The Company views the non-operating gains associated with the sales of the land and building improvements to be a discrete item. Management believes that the exclusion of the gains provides investors an enhanced view of the Company’s operational performance.

•
Income Tax Effects and Adjustments. During fiscal 2014, the Company’s non-GAAP tax provision excluded the tax effects of expense items described above and certain tax items not directly related to the current fiscal year’s ordinary operating results. Examples of such tax items included, but are not limited to, changes in the valuation allowance related to deferred tax assets, certain acquisition-related costs and unusual or infrequently occurring items. Management believes the exclusion of these income tax adjustments provides investors with useful supplemental information about the Company’s operational performance. During fiscal 2015, the Company began to compute and utilize a fixed long-term projected non-GAAP tax rate in order to provide better consistency across the interim reporting periods by eliminating the effects of non-recurring and period-specific items such as changes in the tax valuation allowance and tax effects of acquisitions-related costs, since each of these items can vary in size and frequency. When projecting this long-term rate, the Company evaluated a three-year financial projection that excludes the impact of the following non-cash items: Stock-Based Expenses, Amortization of Purchased Intangibles, Amortization of Debt Discount, Gains/Losses on Conversions of Debt, and Gains/Losses on sales of land and building improvements. The projected rate also assumes no new acquisitions in the three-year period, and takes into account other factors including the Company’s current tax structure, its existing tax positions in various jurisdictions and key legislation in major jurisdictions where the Company operates. The non-GAAP tax rate for fiscal 2015 is 36.5%. The Company intends to re-evaluate this long-term rate on an annual basis or if any significant events that may materially affect this long-term rate occur. This long-term rate could be subject to change for a variety of reasons, for example, significant changes in the geographic earnings mix including acquisition activity, or fundamental tax law changes in major jurisdictions where the Company operates.

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
Our reconciliation of the non-GAAP financial measures of gross profit, operating profit, net income and earnings per share to the most comparable GAAP measure, “gross profit,” “loss from operations,” “net income (loss)” and “net income (loss) per share” for the three and nine months ended October 31, 2014 and 2013 are as follows (in thousands, except for share numbers):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Non-GAAP gross profit
GAAP gross profit	$1,050,444	$807,847	$2,995,631	$2,230,863
Plus:
Amortization of purchased intangibles	20,351	33,844	70,294	77,699
Stock-based expenses	14,118	12,119	38,905	32,778
Non-GAAP gross profit	$1,084,913	$853,810	$3,104,830	$2,341,340

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Non-GAAP operating profit
GAAP loss from operations	$(22,042)	$(97,931)	$(110,817)	$(182,328)
Plus:
Amortization of purchased intangibles	35,446	49,055	115,002	99,846
Stock-based expenses	139,460	141,536	412,963	366,741
Non-GAAP operating profit	$152,864	$92,660	$417,148	$284,259

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Non-GAAP net income
GAAP net loss	$(38,924)	$(124,434)	$(196,923)	$(115,552)
Plus:
Amortization of purchased intangibles	35,446	49,055	115,002	99,846
Stock-based expenses	139,460	141,536	412,963	366,741
Amortization of debt discount, net	8,638	12,547	28,838	34,139
Loss on conversion of debt	1,339	0	10,229	0
Less:
Gain on sales of land and building improvements	(15,625)	0	(15,625)	0
Income tax effects and adjustments of Non-GAAP items	(36,729)	(21,096)	(105,678)	(210,307)
Non-GAAP net income	$93,605	$57,608	$248,806	$174,867

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Non-GAAP diluted earnings per share
GAAP diluted loss per share	$(0.06)	$(0.21)	$(0.32)	$(0.19)
Plus:
Amortization of purchased intangibles	0.05	0.08	0.18	0.16
Stock-based expenses	0.21	0.22	0.63	0.58
Amortization of debt discount, net	0.01	0.02	0.04	0.05
Loss on conversion of debt	0.00	0.00	0.02	0.00
Less:
Gain on sales of land and building improvements	(0.02)	0.00	(0.02)	0.00
Income tax effects and adjustments of Non-GAAP items	(0.05)	(0.02)	(0.15)	(0.32)
Non-GAAP diluted earnings per share	$0.14	$0.09	$0.38	$0.28
Shares used in computing diluted net income per share	658,538	640,067	652,276	629,923
The effects of dilutive securities were not included in the GAAP calculation of diluted earnings/loss per share for the three and nine months ended October 31, 2014 and 2013 because we had a net loss for those periods and the effect would have been anti-dilutive. The following table reflects the effect of the dilutive securities on the basic share count used in the GAAP earnings/loss per share calculation to derive the share count used for the non-GAAP diluted earnings per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
Supplemental Diluted Sharecount Information (in thousands):	2014	2013	2014	2013
Weighted-average shares outstanding for GAAP basic earnings per share	629,548	600,467	619,748	594,346
Effect of dilutive securities:
Convertible senior notes	5,333	15,288	7,175	13,943
Warrants associated with the convertible senior note hedges	12,857	10,631	12,714	8,746
Employee stock awards	10,800	13,681	12,639	12,888
Adjusted weighted-average shares outstanding and assumed conversions for Non-GAAP diluted earnings per share	658,538	640,067	652,276	629,923

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $1.8 billion at October 31, 2014. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least BBB or better. The cash, cash equivalents and short-term marketable securities are held for general corporate purposes including possible acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase or decrease in interest rates of 100-basis points at October 31, 2014 could result in a $14.2 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.
As of October 31, 2014, we had restricted cash totaling $114.9 million that was held in a money market account, which is subject to market risk due to changes in interest rates.
At January 31, 2014, we had cash, cash equivalents and marketable securities totaling $1.3 billion. The fixed-income portfolio was also subject to interest rate risk. Changes in interest rates of 100-basis points would have resulted in market value changes of $16.7 million.
Market Risk and Market Interest Risk
In January 2010, we issued at par value $575.0 million of 0.75% convertible senior notes due 2015 (the “0.75% Senior Notes”) and in March 2013, we issued at par value $1.15 billion of 0.25% convertible senior notes (the “0.25% Senior Notes”) (collectively the “Notes”). Holders of the 0.75% Senior Notes may convert the 0.75% Senior Notes prior to maturity. Holders of the 0.25% Senior Notes may convert the 0.25% Senior Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, we would pay the holder an amount of cash equal to the principal amounts of the Notes. For the 0.75% Senior Notes, the amounts in excess of the principal amounts will be paid in stock. For the 0.25% Senior Notes, the amounts in excess of the principal amounts, if any, may be paid in cash or stock at our option. Concurrent with the issuance of the Notes, we entered into separate note hedging transactions and the sale of warrants. These separate transactions were completed to reduce the potential economic dilution from the conversion of the Notes.
The 0.75% Senior Notes and the 0.25% Senior Notes have fixed annual interest rates of 0.75% and 0.25%, respectively and therefore, we do not have economic interest rate exposure on the Notes. However, the value of the Notes are exposed to interest rate risk. Generally, the fair values of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of our Notes is affected by our stock price. The remaining carrying value of our 0.75% Senior Notes was $179.8 million and the carrying value of our 0.25% Senior Notes was $1.1 billion as of October 31, 2014, which represents the liability components of the $181.6 million principal balance and $1.15 billion principal balance, respectively. The total estimated fair values of our 0.75% Senior Notes and 0.25% Senior Notes at October 31, 2014 were $544.4 million and $1.4 billion, respectively. The fair value was determined based on the closing trading price per $100 of the

0.75% Senior Notes and 0.25% Senior Notes as of the last day of trading for the third quarter of fiscal 2015, which was $299.71 and $118.80, respectively.
On October 6, 2014, we entered into a credit agreement (the "Credit Agreement") which provides for a $650.0 million unsecured revolving credit facility that matures on October 6, 2019 (the "Credit Facility"). Immediately upon closing, we borrowed $300.0 million under the Credit Facility, approximately $262.5 million of which was used to repay in full the indebtedness under our Term Loan. We may use any future borrowings under the Credit Facility for working capital, capital expenditures and other general corporate purposes, including permitted acquisitions. We may borrow amounts under the Credit Facility at any time during the term of the Credit Agreement. We may also prepay the loans, in whole or in part, at any time without premium or penalty, subject to certain conditions, and amounts repaid or prepaid may be reborrowed.
Borrowings under the Credit Facility bear interest, at our option, at either a base rate formula, as defined in the Credit Agreement, or a LIBOR based formula, each as set forth in the Credit Agreement. Additionally, we are obligated to pay an ongoing commitment fee at a rate between 0.125% and 0.25%. Interest and the commitment fees are payable in arrears quarterly.
By entering into the Credit Agreement, we have assumed risks associated with variable interest rates based upon a variable base rate, as defined in the Credit Agreement, or LIBOR. The weighted average interest rate on the Credit Facility was 1.7% for the period beginning October 6, 2014 and ended October 31, 2014. Changes in the overall level of interest rates affect the interest expense that we recognize in our statements of operations.
We have an investment portfolio that includes strategic investments in public and privately-held companies, many of which are in the development stage. When our ownership interests are less than 20 percent and we do not have the ability to exert significant influence, we account for investments in non-marketable equity and debt securities of the privately-held companies using the cost method of accounting. Otherwise, we account for the investments using the equity method of accounting. As of October 31, 2014 and January 31, 2014 the carrying value of our investments in privately-held companies was $121.0 million and $77.0 million, respectively. The estimated fair value of our investments in privately-held companies was $230.0 million as of October 31, 2014.

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

As we acquire companies or technologies, we may not realize the expected business benefits and the acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results and the value of your investment.
As part of our business strategy, we periodically make investments in, or acquisitions of, complementary businesses, joint ventures, services and technologies and intellectual property rights, and we expect that we will continue to make such investments and acquisitions in the future. In July 2013, we acquired ExactTarget, our largest acquisition in the company’s history. Acquisitions and investments involve numerous risks, including:
•the potential failure to achieve the expected benefits of the combination or acquisition;
•difficulties in and the cost of integrating operations, technologies, services and personnel;
•diversion of financial and managerial resources from existing operations;

•	risk of entering new markets in which we have little or no experience or where competitors may have stronger market positions;

•	potential write-offs of acquired assets or investments, and potential financial and credit risks associated with acquired customers;

•	the potential loss of key employees of the acquired company;

•	inability to generate sufficient revenue to offset acquisition or investment costs;

•	the inability to maintain relationships with customers and partners of the acquired business;

•	the difficulty of transitioning the acquired technology onto our existing platforms and maintaining the security standards consistent with our other services for such technology;

•	potential unknown liabilities associated with the acquired businesses;

•	unanticipated expenses related to acquired technology and its integration into existing technology;

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
We rely on third-party computer hardware and software which could cause errors in, or failures of, our service and may be difficult to replace.
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
Our quarterly results are likely to fluctuate. For example, our fiscal fourth quarter has historically been our strongest quarter for new business and renewals. The year-over-year compounding effect of this seasonality in billing patterns and overall new business and renewal activity causes the value of invoices that we generate in the fourth quarter to continually increase in proportion to our billings in the other three quarters of our fiscal year. As a result, our fiscal first quarter has become our largest collections and operating cash flow quarter.

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

•	our ability to realize benefits from strategic partnerships;

•	expenses related to significant, unusual or discrete events, which are recorded in the period in which the events occur;

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
Our efforts to expand our services beyond the CRM market and to develop our existing services in order to keep pace with technological developments may not succeed and may reduce our revenue growth rate and/or harm our business.
We derive substantially all of our revenue from subscriptions to our CRM enterprise cloud computing application service, and we expect this will continue for the foreseeable future. The markets for our Marketing Cloud, Salesforce1 Platform and Analytics Cloud remain relatively new and it is uncertain whether our efforts will ever result in significant revenue for us. Further, the introduction of new services beyond the CRM market may not be successful, and early stage interest and adoption of such new services may not result in long term success or significant revenue for us. Our efforts to expand our services beyond the CRM market may not succeed and may reduce our revenue growth rate.
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
We believe that the brand identities we have developed have significantly contributed to the success of our business. Maintaining and enhancing the salesforce brand and our other brands are critical to expanding our base of customers, partners and employees. Our brands will depend largely on our ability to remain a technology leader and continue to provide high-quality innovative products, services, and features. In order to maintain and enhance our brands, we may be required to make substantial investments that may later prove to be unsuccessful. If we fail to maintain and enhance our brands, or if we incur excessive expenses in our efforts to do so, our business, operating results and financial condition may be materially and adversely affected.
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
We have a higher level of debt compared to historical periods, including $181.6 million of 0.75% Senior Notes due January 15, 2015, $1.15 billion of 0.25% Senior Notes due April 1, 2018, $300.0 million of borrowings under our revolving credit facility and capital lease arrangements in excess of $500.0 million. Additionally, we have contractually committed to over $2.0 billion in operating lease arrangements, which are not reflected on our condensed consolidated balance sheet. In addition, we have a financing obligation in the amount of $335.8 million for a leased facility of which we are deemed the owner for accounting purposes. Our maintenance of this indebtedness could have important consequences because:

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

•
limitations within the revolving credit facility covenants may restrict our ability to incur additional indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends or make distributions, repurchase stock and enter into restrictive agreements, as defined in the credit agreement.

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
A failure to comply with the covenants and other provisions of our outstanding debt could result in events of default under such instruments, which could permit acceleration of all of our notes and borrowings under our revolving credit facility. Any required repayment of our notes and/or revolving credit facility as a result of a fundamental change or other acceleration would lower our current cash on hand such that we would not have those funds available for use in our business.

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

•	issuance of debt or other convertible securities.
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
We entered into privately negotiated convertible note hedge transactions with certain hedge counterparties concurrently with the pricing of the notes. We also entered into privately negotiated warrant transactions with the hedge counterparties. Taken together, the convertible note hedge transactions and the warrant transactions are expected, but not guaranteed, to reduce the potential dilution with respect to our common stock upon conversion of the notes. If, however, the price of our common stock, as measured under the terms of the warrant transactions, exceeds the exercise price of the warrant transactions, the warrant transactions will have a dilutive effect on our earnings per share to the extent that the price of our common stock as measured under the warrant transactions exceeds the strike price of the warrant transactions.
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
The hedge counterparties are financial institutions or affiliates of financial institutions, and we will be subject to the risk that these hedge counterparties may default under the convertible note hedge transactions. Our exposure to the credit risk of the hedge counterparties will not be secured by any collateral. If one or more of the hedge counterparties to one or more of our convertible note hedge transactions becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under those transactions. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in our stock price and the volatility of our stock. In addition, upon a default by one of the hedge counterparties, we may suffer adverse tax consequences and dilution with respect to our common stock. We can provide no assurances as to the financial stability or viability of any of the hedge counterparties.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS
Exhibits
The Exhibits listed below are filed as part of this Form 10-Q.
Index to Exhibits

Exhibit No.	Exhibit Description	Provided Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of salesforce.com, inc.		8-K	001-32224	3.1	06/11/2013

3.2	Amended and Restated Bylaws of salesforce.com, inc.		8-K	001-32224	3.2	06/11/2013

10.1	Credit Agreement, dated as of October 6, 2014, by and among salesforce.com, inc., the guarantors from time to time party thereto, the lenders from time to time party thereto and Wells Fargo Bank, N.A., as Administrative Agent.		8-K	001-32224	10.1	10/06/2014

10.2	Purchase and Sale Agreement, dated November 10, 2014, between salesforce.com, inc. and 50 Fremont Tower, LLC	X

10.3*	Leave of Absence Agreement, dated November 24, 2014, between salesforce.com, inc. and George Hu	X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Exhibit No.	Exhibit Description	Provided Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

salesforce.com, inc.
November 25, 2014	/s/ MARK HAWKINS
Mark Hawkins
Executive Vice President and Chief Financial Officer

salesforce.com, inc.
November 25, 2014	/s/ JOE ALLANSON
Joe Allanson
Senior Vice President, Chief Accountant and Controller (Principal Accounting Officer)