Form 10-K
period 2015-01-31
SALESFORCE COM INC
filed 2015-03-06
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Based on the closing price of the Registrant’s Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was July 31, 2014, the aggregate market value of its shares (based on a closing price of $54.25 per share) held by non-affiliates was approximately $24.4 billion. Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that owned 5 percent or more of the Registrant’s outstanding Common Stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of January 31, 2015, there were approximately 650.6 million shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2015 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended January 31, 2015, are incorporated by reference in Parts II and III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

salesforce.com, inc.

FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) in Item 7, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our anticipated growth, the effect of general economic and market conditions, the impact of foreign currency exchange rate and interest rate fluctuations on our results, our business strategy and our plan to build our business, including our strategy to be the leading provider of enterprise cloud computing applications and platforms and to lead the industry shift to the “customer company,” our service performance and security, the expenses associated with new data centers, additional data center capacity, real estate and office facilities space, our operating results, new features and services, our strategy of acquiring or making investments in complementary businesses, joint ventures, services and technologies, and intellectual property rights, our ability to successfully integrate acquired businesses and technologies, our ability to continue the growth and to maintain deferred revenue and unbilled deferred revenue, our ability to protect our intellectual property rights, our ability to develop our brands, our ability to realize the benefits from strategic partnerships, the effect of evolving government regulations, the valuation of deferred tax assets, the potential availability of additional tax assets in the future and related matters, the impact of expensing stock options, the sufficiency of our capital resources, factors related to our outstanding convertible notes, revolving credit facility, compliance with our related debt covenants, and capital lease obligations, and current and potential litigation involving us, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “assumes,” “may,” “should,” “could,” “foresees,” “forecasts,” variations of such words and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any  forward-looking statements for any reason.

PART I

ITEM 1. BUSINESS
Overview
Salesforce is a leading provider of enterprise cloud computing solutions, with a focus on customer relationship management, or CRM. We introduced our first CRM solution in February 2000, and we have since expanded that offering with new editions, solutions, enhanced features, platform capabilities and a new analytics solution through internal development and acquisitions.
Our mission is to help our customers transform themselves into “customer companies” by empowering them to connect with their customers in entirely new ways. With our six core cloud service offerings, including sales force automation, customer service and support, marketing automation, community management, analytics and a cloud platform for building custom applications, we provide a next generation customer success platform.
Our service offerings are intuitive and easy-to-use, can be deployed rapidly, customized easily and integrated with other platforms and enterprise applications, or apps. We deliver our solutions as a service via all the major Internet browsers and on leading mobile devices.
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

The Cloud, Social, Mobile and Data Science Revolutions
We believe that the convergence of cloud, social, mobile and data science technologies is fundamentally transforming how companies sell, service, market, engage and innovate.
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
The broad shift to social networking has transformed the way people engage and collaborate and is accelerating the adoption of technologies that connect people and products through “feeds” and notifications. In addition, the proliferation of mobile phones worldwide continues, and enterprise mobile apps are making it possible for people to conduct business from their phones. As more people and devices become connected, companies are looking for new ways to harness the multitude of data from these connections for new insights to drive business success. Progress in data science and machine learning will move companies beyond just automating business processes to more data-driven, predictive computing.
We believe Salesforce is at the forefront of delivering more than a system of record and a system of engagement, but also a system of intelligence for companies of every size and industry to connect with their customers in entirely new ways.
Our Six Cloud Service Offerings
We provide enterprise cloud computing solutions that include apps and platform services, as well as professional services to facilitate the adoption of our solutions. We offer six core service offerings, all integrated on a single platform, that empower companies to grow sales faster, deliver customer service on multiple devices, market through one-to-one customer journeys, build branded communities for customers, partners and employees, deliver analytics for every business user and develop mobile apps quickly and easily.
Our core service offerings are as follows:
Sales Cloud. The Sales Cloud is a platform for sales force automation that enables companies to store data, access accurate customer and prospect information, track leads and progress, forecast opportunities and collaborate around any sale on desktop and mobile devices. Our customers use the Sales Cloud to grow their sales pipelines, close more deals, improve sales productivity and gain valuable business insights. The Sales Cloud also offers solutions for partner relationship management (including channel management and partner communities) and complete, accurate customer and contact information.
Service Cloud. The Service Cloud is a platform for customer service, enabling companies to effectively address their customer service and support needs. Our customers use the Service Cloud to connect their customer service agents with customers on a multitude of devices and across multiple channels—phone, email, chat, self-service web portals, social networks, online communities and directly within their own products and apps.
Marketing Cloud. The Marketing Cloud is a platform for digital marketing that enables companies to plan, personalize and optimize one-to-one customer interactions. Our customers use the Marketing Cloud to map customer journeys to digital marketing interactions across email, mobile, social, web and connected products. With the Marketing Cloud, customer data can also be routed into the Sales Cloud and Service Cloud in the form of leads, contacts and customer service cases to give companies a complete view of their customers.
Community Cloud. The Community Cloud, which we announced as a core service offering in October 2014, is a platform for creating trusted, branded destinations for customers, partners and employees to collaborate. It enables companies to engage directly with a specific group of people by giving them access to relevant information, apps and experts.
Analytics Cloud. The Analytics Cloud, which we announced as a core service offering in October 2014, is an app and platform for business intelligence. It enables companies to quickly deploy sales, service, marketing and custom analytics apps using any data source. Our customers use the Analytics Cloud to enable any employee to quickly and easily explore business data, uncover new insights, make smarter decisions and take action from anywhere on their mobile device.
Salesforce1 Platform. The Salesforce1 Platform is a cloud platform for developing apps. The Salesforce1 Platform is delivered as a service, enabling anyone to build business apps without the burden of managing hardware and software. Our customers, developers and independent software vendors (“ISVs”) use the Salesforce1 Platform to build apps that manage a variety of business processes and can be accessed anytime and on any mobile device. In addition, the Salesforce1 Platform gives customers the ability to create multiple copies of their company's Salesforce instance in separate environments for a variety of purposes, such as testing and training.

Professional Services
We offer consulting, deployment, training, implementation and integration services to our customers to facilitate the adoption of our cloud solutions. Our professional service engagements can be billed on a time and materials basis, for a fixed fee or through annual contracts.
We offer a number of traditional classroom and online educational classes that address topics such as deploying, using, administering and developing on our service. We offer classes for our partners who deploy our service on behalf of our customers. We bill the traditional classroom and some of the online educational classes on a per person, per class basis. In addition, there is a selection of online educational classes available at no charge to customers that subscribe to our customer service plans.
Business Benefits of Using Our Solution
The key advantages of our solution include:
Secure, private, scalable and reliable. Our service has been designed to provide our customers with privacy and high levels of performance, reliability and security. We have built, and continue to invest in, a comprehensive security infrastructure, including firewalls, intrusion detection systems, and encryption for transmissions over the Internet, which we monitor and test on a regular basis. We built and maintain a multi-tenant application architecture that has been designed to enable our service to scale securely, reliably and cost effectively. Our multi-tenant application architecture maintains the integrity and separation of customer data while still permitting all customers to use the same application functionality simultaneously.
Rapid deployment. Our service can be deployed rapidly since our customers do not have to spend time procuring, installing or maintaining the servers, storage, networking equipment, security products or other hardware and software.
Ease of integration and configuration. IT professionals are able to integrate and configure our solutions with existing applications quickly and seamlessly. We provide a set of application programming interfaces (“APIs”) that enable customers and independent software developers to both integrate our solution with existing third-party, custom and legacy apps and write their own application services that integrate with our solutions. For example, many of our customers use our Salesforce1 Platform API to move customer-related data from custom-developed and packaged applications into our service on a periodic basis to provide greater visibility into their activities.
High levels of user adoption. We have designed our solutions to be intuitive and easy to use. Our solutions contain many tools and features recognizable to users of popular consumer web services, so users are more familiar with our user interface than typical enterprise applications. As a result, our users can often use and gain benefit from our solutions with minimal training. We have also designed our solutions to be used on mobile devices, making it possible for people to conduct business from their phones.
Rapid development of apps using the Salesforce1 Platform. Our customers and third-party developers can create apps rapidly because of the ease of use and the benefits of a multi-tenant platform. We provide the capability for business users to easily customize our applications to suit their specific needs, and also support a variety of programming language support so developers can code complex apps spanning multiple business processes and deliver them via multiple mobile devices.
Increased innovation. By providing infrastructure and development environments on demand, we provide developers the opportunity to create new and innovative apps without having to invest in hardware and distribution. Developers with ideas for a new app can create, test and support their solutions on the Salesforce1 Platform and make the app accessible for a subscription fee to customers.
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
Our Strategy
Our objective is to deliver solutions that help companies transform the way they sell, service, market, engage and innovate. Not only do we provide enterprise cloud apps, we also provide an enterprise cloud computing platform upon which our customers and partners can build and customize apps.

Key elements of our strategy include:
Strengthening our solutions. We offer multiple editions of our solutions at different price points to meet the needs of customers of different sizes and we have designed our solutions to easily accommodate new features and functionality. We intend to continue to extend all editions of our core solutions with new features and functions and increased security through our own development, acquisitions and partnerships.
Expanding into new and high-growth categories. As part of our growth strategy, we are delivering innovative solutions in new and high-growth categories, including marketing, communities, business intelligence and cloud platforms.
Extending strategic relationships with existing customers. We see a significant opportunity to deepen our relationships with our existing customers. As our customers realize the benefits of our service, we aim to upgrade the customer to premium editions, extend the duration of the customers' contracts and sell more subscriptions by targeting additional functional areas and business units within the customer organization, and ultimately pursue enterprise-wide deployments.
Pursuing new customers. We believe that our offerings provide significant value for businesses of any size. As a result, we will continue to aggressively target businesses of all sizes in top industries and major regions, primarily through our direct sales force. We have steadily increased and plan to continue to increase the number of direct sales professionals we employ, and we intend to develop additional distribution channels for our service.
Reducing attrition. Our goal is to have all of our customers renew their subscriptions at the end of their contractual terms. We run customer success and other related programs in an effort to secure renewals of existing customers.
Building our business in top software markets globally. We believe that there is a substantial market opportunity for our solutions globally. We plan to continue to aggressively market and sell to customers worldwide via local sales and support professionals with deep expertise in target industries and through partnerships with ISVs and system integrators. Additionally, we plan to increase data center capacity by opening additional data centers in our top global markets.
Encouraging the development of third-party apps on our cloud computing platforms. The Salesforce1 Platform enables existing customers, ISVs and third-party developers to create and deliver cloud apps. It is a platform on which apps can be created, tested, published and run. In addition, these apps can be marketed and sold on the AppExchange, our online marketplace for business apps, or sold directly by software vendors. We believe our ecosystem of developers and software vendors will address the business requirements of both current and potential customers.
Technology, Development and Operations
We deliver our Salesforce solutions as highly scalable, cloud-computing application and platform services on a multi-tenant technology architecture.
Multi-tenancy is an architectural approach that allows us to operate a single application instance for multiple organizations, treating all customers as separate tenants who run in virtual isolation from each other. Customers can use and customize an application as though they each have a separate instance, yet their data and customizations remain secure and insulated from the activities of all other tenants. Our multi-tenant services run on a single stack of hardware and software, which is comprised of commercially available hardware and a combination of proprietary and commercially available software. As a result, we are able to spread the cost of delivering our services across our user base. In addition, because we do not have to manage thousands of distinct applications with their own business logic and database schemas, we believe that we can scale our business faster than traditional software vendors. Moreover, we can focus our resources on building new functionality to deliver to our customer base as a whole rather than on maintaining an infrastructure to support each of their distinct applications. Multi-tenancy also allows for faster bug and security fixes, automatic software updates and the ability to deploy major releases and frequent, incremental improvements to our services, benefiting the entire user community.
Our services are optimized to run on specific databases and operating systems using the tools and platforms best suited to serve our customers rather than on-premise software that must be written to the different hardware, operating systems and database platforms existing within a customer’s unique systems environment. Our developers build and support solutions and features on a single code base on our chosen technology platform.
Our research and development efforts are focused on improving and enhancing the features, functionality and security of our existing service offerings as well as developing new features, functionality and services. From time to time, we supplement our internal research and development activities with outside development resources and acquired technology. As part of our business strategy, we periodically acquire companies or technologies, and we incorporate the acquired technologies into our solutions. Performance, functional depth and the usability of our solutions influence our technology decisions and product direction.
Our customers access our services from any geography over the Internet via all of the major Internet browsers and on most major mobile device operating systems.

We provide the majority of our services to our customers from infrastructure operated by us but secured within third-party data center hosting facilities located in the United States and other countries. These third-party data center providers provide space, physical security, continuous power and cooling. The remainder of our services operate from cloud computing platform providers who offer Infrastructure as a Service, including servers, storage, databases and networking.
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
Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services described above and is recognized as the revenue recognition criteria are met. Unbilled deferred revenue represents future billings under our subscription agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue. We generally invoice customers in annual installments. Deferred revenue and unbilled deferred revenue are influenced by several factors, including new business seasonality within the year, the specific timing, size and duration of large customer subscription agreements, the timing and compounding effects of customer renewals, varying billing cycles of subscription agreements, invoice timing, foreign currency fluctuations and new business linearity within the quarter.
Customers
We sell to businesses of all sizes and in almost every industry worldwide. The number of paying subscriptions at each of our customers ranges from one to hundreds of thousands. None of our customers accounted for more than five percent of our revenues in fiscal 2015, 2014 or 2013.
Transactions
Our transaction volume, representing transactions processed through our solutions and platform, excluding Marketing Cloud and one of our platform service offerings, Heroku, was 585 billion for fiscal 2015, an increase of 59 percent as compared to fiscal 2014. A transaction is a retrieval or update within the Salesforce database, which can be a page load, an information query, or an API call, among others.
Our transaction metrics are used to illustrate the growing usage of our service by our customers and to highlight the scalability of our service. We do not believe transaction metrics are key performance indicators of our financial condition. Specifically, there is no direct correlation between the transaction activity and our financial results, such as revenue or expense growth. Additionally, transaction activity cannot be relied upon as an indicator of future financial performance.
Sales, Marketing and Customer Support
We organize our sales and marketing programs by geographic regions, including the Americas, Europe and Asia Pacific, which includes Japan. The majority of our revenue from the Americas is attributable to customers in the United States. Approximately 28 percent of our revenue comes from customers outside of the Americas.
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
Our primary marketing activities include:

•	Press and industry analyst relations to garner third-party validation and generate positive coverage for our company, offerings and value proposition;

•	User conferences and events, such as Dreamforce, as well as participation in trade shows and industry events, to create customer and prospect awareness;

•	Content marketing and engagement on social channels like Facebook, Twitter, LinkedIn and YouTube;

•	Search engine marketing and advertising to drive traffic to our Web properties;

•	Web site development to engage and educate prospects and generate interest through product information and demonstrations, free trials, case studies, white papers, and marketing collateral;

•	Multi-channel marketing campaigns;

•	Customer testimonials; and

•	Sales tools and field marketing events to enable our sales organization to more effectively convert leads into customers.
Customer Service and Support
Our global customer support group responds to both business and technical inquiries about the use of our products via the web, telephone, email, social networks and other channels. We provide standard customer support during regular business hours at no charge to customers who purchase any of our paying subscription editions. We also offer premier customer support for an additional fee, which can include services such as priority access to technical resources, developer support, and system administration. In addition, we offer a mission critical support add-on that is designed to provide customers with responses for incidents from a dedicated team knowledgeable about the customer's specific enterprise architecture, and which offers instruction to optimize their usage of our products.
Seasonality
Our fourth quarter has historically been our strongest quarter for new business and renewals, and our first quarter is historically our largest collections and operating cash flow quarter. For a more detailed discussion, see the “Seasonal Nature of Deferred Revenue and Accounts Receivable” discussion in Management’s Discussion and Analysis.
Competition
The market for our offerings is highly competitive, rapidly evolving and fragmented, and subject to changing technology and frequent introductions of new products and services. Many prospective customers have invested substantial personnel and financial resources to implement and integrate their current enterprise software into their businesses and therefore may be reluctant or unwilling to migrate away from their current solution to an enterprise cloud computing application service. Additionally, third-party developers may be reluctant to build application services on our platform since they have invested in other competing technology platforms.
We compete primarily with vendors of packaged business software and companies offering CRM apps. We also compete with internally developed apps. We may encounter competition from enterprise software vendors who may develop toolsets and products that allow customers to build new apps that run on the customers’ current infrastructure or as hosted services. Our current principal competitors include:

•	On premise offerings from enterprise software application vendors;

•	Cloud computing application service providers;

•	Software companies that provide their product or service free of charge, and only charge a premium for advanced features and functionality;

•	Social media companies;

•	Traditional platform development environment companies,

•	Cloud computing development platform companies; and

•	Internally developed applications (by our potential customers’ information technology (“IT”) departments).
We believe that as traditional enterprise software application and platform vendors shift more of their focus to cloud computing, they may become a greater competitive threat.

Intellectual Property
We rely on a combination of trademark, copyright, trade secret and patent laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brands and maintain programs to protect and grow our rights. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, services, documentation and other proprietary information. We believe the duration of our patents is adequate relative to the expected lives of our service offerings.
Employees
As of January 31, 2015, we had more than 16,000 employees. None of our employees in the United States is represented by a labor union, however, for certain foreign subsidiaries, workers’ councils represent our employees.
Available Information
You can obtain copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the SEC, and all amendments to these filings, free of charge from our website at http://www.salesforce.com/company/investor/sec-filings/ as soon as reasonably practicable following our filing of any of these reports with the SEC. You can also obtain copies free of charge by contacting our Investor Relations department at our office address listed above. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A.	RISK FACTORS
The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations, cash flows and financial condition.
Risks Related to Our Business and Industry
Defects or disruptions in our services could diminish demand for our services and subject us to substantial liability.
Because our services are complex and incorporate a variety of hardware and proprietary and third-party software, our services may have errors or defects that could result in unanticipated downtime for our subscribers and harm to our reputation and our business. Cloud services frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in our services and new errors in our services may be detected in the future. In addition, our customers may use our services in unanticipated ways that may cause a disruption in services for other customers attempting to access their data. As we acquire companies, we may encounter difficulty in incorporating the acquired technologies into our services and maintaining the quality standards that are consistent with our brand and reputation. Since our customers use our services for important aspects of their business, any errors, defects, disruptions in service or other performance problems could hurt our reputation and may damage our customers’ businesses. As a result, customers could elect to not renew our services or delay or withhold payment to us. We could also lose future sales or customers may make warranty or other claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation.
Interruptions or delays in services from our third-party data center hosting facilities or cloud computing platform providers could impair the delivery of our services and harm our business.
We currently serve our customers from third-party data center hosting facilities and cloud computing platform providers located in the United States and other countries. Any damage to, or failure of, our systems generally could result in interruptions in our services. Interruptions in our services may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our attrition rates and our ability to attract new customers, all of which would reduce our revenue. Our business would also be harmed if our customers and potential customers believe our services are unreliable.

As part of our current disaster recovery arrangements, our production environment and all of our customers’ data is currently replicated in near real-time in a facility located in the United States. Companies and products added through acquisition may be served through alternate facilities. We do not control the operation of any of these facilities, and they may be vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our services. Even with disaster recovery arrangements, our services could be interrupted.
As we continue to add data centers and add capacity in our existing data centers, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our services, which may damage our business.
If our security measures or those of our third-party data center hosting facilities, cloud computing platform providers, or third-party service partners, are breached, and unauthorized access is obtained to a customer’s data, our data or our IT systems, our services may be perceived as not being secure, customers may curtail or stop using our services, and we may incur significant legal and financial exposure and liabilities.
Our services involve the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. While we have security measures in place, they may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise and result in someone obtaining unauthorized access to our IT data, our customers’ data or our data, including our intellectual property and other confidential business information. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data, our data or our IT systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our customers may authorize third-party technology providers to access their customer data, and some of our customers may not have adequate security measures in place to protect their data that is stored on our services. Because we do not control our customers or third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the integrity or security of such transmissions or processing. Malicious third parties may also conduct attacks designed to temporarily deny customers access to our services. Any security breach could result in a loss of confidence in the security of our services, damage our reputation, negatively impact our future sales, disrupt our business and lead to legal liability.
As we acquire and invest in companies or technologies, we may not realize the expected business or financial benefits and the acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results and the market value of our common stock.
As part of our business strategy, we periodically make investments in, or acquisitions of, complementary businesses, joint ventures, services and technologies and intellectual property rights, and we expect that we will continue to make such investments and acquisitions in the future. Acquisitions and investments involve numerous risks, including:
•potential failure to achieve the expected benefits of the combination or acquisition;
•difficulties in, and the cost of, integrating operations, technologies, services and personnel;
•diversion of financial and managerial resources from existing operations;

•	the potential entry into new markets in which we have little or no experience or where competitors may have stronger market positions;

•	potential write-offs of acquired assets or investments, and potential financial and credit risks associated with acquired customers;

•	potential loss of key employees of the acquired company;

•	inability to generate sufficient revenue to offset acquisition or investment costs;

•	inability to maintain relationships with customers and partners of the acquired business;

•	difficulty of transitioning the acquired technology onto our existing platforms and maintaining the security standards for such technology consistent with our other services;

•	potential unknown liabilities associated with the acquired businesses;

•	unanticipated expenses related to acquired technology and its integration into our existing technology;

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
Any of these risks could harm our business. In addition, if we finance acquisitions by issuing equity or convertible or other debt securities or loans, our existing stockholders may be diluted, or we could face constraints related to the terms of and repayment obligation related to the incurrence of indebtedness that could affect the market price of our common stock. Also, valuations of privately-held companies are inherently complex due to the lack of readily available market data. If we determine that any of our investments in such companies have experienced a decline in fair value, we may be required to record an impairment, which could negatively impact our financial results.
Privacy concerns and laws, evolving regulation of cloud computing, cross-border data transfer restrictions and other domestic or foreign regulations may limit the use and adoption of our services and adversely affect our business.
Regulation related to the provision of services on the Internet is increasing, as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information. In some cases, foreign data privacy laws and regulations, such as the European Union’s Data Protection Directive, and the country-specific regulations that implement that directive, also govern the processing of personal information. Further, laws are increasingly aimed at the use of personal information for marketing purposes, such as the European Union’s e-Privacy Directive, and the country-specific regulations that implement that directive. Such laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our services or restrict our ability to store and process data or, in some cases, impact our ability to offer our services in certain locations or our customers' ability to deploy our solutions globally.
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
The costs of compliance with and other burdens imposed by laws, regulations and standards may limit the use and adoption of our services and reduce overall demand for it, or lead to significant fines, penalties or liabilities for any noncompliance.
Furthermore, concerns regarding data privacy may cause our customers’ customers to resist providing the data necessary to allow our customers to use our services effectively. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our products or services, and could limit adoption of our cloud-based solutions.
Industry-specific regulation and other requirements and standards are evolving and unfavorable industry-specific laws, regulations, interpretive positions or standards could harm our business.
Our customers and potential customers conduct business in a variety of industries, including financial services, the public sector, healthcare and telecommunications. Regulators in certain industries have adopted and may in the future adopt regulations or interpretive positions regarding the use of cloud computing and other outsourced services. The costs of compliance with, and other burdens imposed by, industry-specific laws, regulations and interpretive positions may limit our customers’ use and adoption of our services and reduce overall demand for our services. Compliance with these regulations may also require us to devote greater resources to support certain customers, which may increase costs and lengthen sales cycles. For example, some financial services regulators have imposed guidelines for use of cloud computing services that mandate specific controls or require financial services enterprises to obtain regulatory approval prior to outsourcing certain functions. If we are unable to comply with these guidelines or controls, or if our customers are unable to obtain regulatory approval to use our services where required, our business may be harmed. In addition, an inability to satisfy the standards of certain voluntary third-party certification bodies that our customers may expect, such as an attestation of compliance with the Payment Card Industry (PCI) Data Security Standards, may have an adverse impact on our business. Further, there are various statutes and regulations relevant to the direct email marketing and text-messaging industries, including the Telephone Consumer Protection Act (TCPA).  The interpretation of many of these statutes and regulations is evolving in the courts and administrative agencies and an inability to comply with them may have an adverse impact on our business. If in the future we are unable to achieve or maintain these industry-specific certifications or other requirements or standards relevant to our customers, it may harm our business.

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
Due to the pace of change and innovation in enterprise cloud computing services and the unpredictability of future general economic and financial market conditions and the impact of foreign currency exchange rate fluctuations, we may not be able to accurately forecast our rate of growth. We plan our expense levels and investment on estimates of future revenue and future anticipated rate of growth. We may not be able to adjust our spending appropriately if the addition of new subscriptions or the renewals of existing subscriptions fall short of our expectations. A portion of our expenses may also be fixed in nature for some minimum amount of time, such as with a data center contract or office lease, so it may not be possible to reduce costs in a timely manner or without the payment of fees to exit certain obligations early. As a result, we expect that our revenues, operating results and cash flows may fluctuate significantly on a quarterly basis. Our recent revenue growth rates may not be sustainable and may decline in the future. We believe that historical period-to-period comparisons of our revenues, operating results and cash flows may not be meaningful and should not be relied upon as an indication of future performance.
We rely on third-party computer hardware, software and cloud computing platforms that could cause errors in, or failures of, our services and may be difficult to replace.
We rely on computer hardware purchased or leased from, software licensed from, and cloud computing platforms provided by, third parties in order to offer our services, including database software and hardware from a variety of vendors. Any errors or defects in third-party hardware, software or cloud computing platforms could result in errors in, or a failure of, our services, which could harm our business. These hardware, software and cloud computing platforms may not continue to be available at reasonable prices, on commercially reasonable terms or at all. Any loss of the right to use any of these hardware, software or cloud computing platforms could significantly increase our expenses and otherwise result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained through purchase or license and integrated into our services.
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
The market for enterprise applications and platform services is highly competitive, rapidly evolving and fragmented, and subject to changing technology, shifting customer needs and frequent introductions of new products and services. We compete primarily with vendors of packaged CRM software and companies offering on-demand CRM applications. We also compete with internally developed applications and face competition from enterprise software vendors and online service providers who may develop toolsets and products that allow customers to build new applications that run on the customers’ current infrastructure or as hosted services. Our current competitors include:

•	on premise offerings from enterprise software application vendors;

•	cloud computing application service providers;

•	software companies that provide their product or service free of charge, and only charge a premium for advanced features and functionality;

•	social media companies;

•	traditional platform development environment companies;

•	cloud computing development platform companies; and

•	internally developed applications (by our potential customers' IT departments).
Many of our current and potential competitors enjoy substantial competitive advantages, such as greater name recognition, longer operating histories and larger marketing budgets, as well as substantially greater financial, technical and other resources. In addition, many of our current and potential competitors have established marketing relationships and access to larger customer bases, and have major distribution agreements with consultants, system integrators and resellers. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Furthermore, because of these advantages, even if our services are more effective than the products and services that our competitors offer, potential customers might select competitive products and services in lieu of purchasing our services. For all of these reasons, we may not be able to compete successfully against our current and future competitors.

Our quarterly results are likely to fluctuate and our stock price and the value of our common stock could decline substantially.
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
Additionally, some of the important factors that may cause our revenues, operating results and cash flows to fluctuate from quarter to quarter include:

•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ requirements;

•	the attrition rates for our services;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•
changes in deferred revenue and unbilled deferred revenue balances, which are not reflected in the balance sheet, due to seasonality, the compounding effects of renewals, invoice duration, size, invoice timing and new business linearity between quarters and within a quarter;

•	changes in foreign currency exchange rates;

•	the number of new employees;

•	changes in our pricing policies and terms of contracts, whether initiated by us or as a result of competition;

•	the cost, timing and management effort for the introduction of new features to our services;

•	the costs associated with acquiring new businesses and technologies and the follow-on costs of integration and consolidating the results of acquired businesses;

•	the rate of expansion and productivity of our sales force;

•	the length of the sales cycle for our services;

•	new product and service introductions by our competitors;

•	our success in selling our services to large enterprises;

•	variations in the revenue mix of editions of our services;

•	technical difficulties or interruptions in our services;

•	expenses related to our real estate, our office leases and our data center capacity and expansion;

•	changes in interest rates and our mix of investments, which would impact the return on our investments in cash and marketable securities;

•	conditions, particularly sudden changes, in the financial markets, which have impacted and may continue to impact the value of and liquidity of our investment portfolio;

•	income tax effects;

•	our ability to realize benefits from strategic partnerships, acquisition or investments;

•	expenses related to significant, unusual or discrete events, which are recorded in the period in which the events occur;

•
general economic conditions, which may adversely affect either our customers’ ability or willingness to purchase additional subscriptions or upgrade their services, or delay a prospective customer's purchasing decision, reduce the value of new subscription contracts, or affect attrition rates;

•	timing of additional investments in our enterprise cloud computing application and platform services and in our consulting services;

•	regulatory compliance costs;

•	the timing of customer payments and payment defaults by customers;

•	extraordinary expenses such as litigation or other dispute-related settlement payments;

•	the impact of new accounting pronouncements;

•	equity issuances, including as consideration in acquisitions or due to the conversion of our outstanding convertible notes at the election of the note holders;

•	the timing of stock awards to employees and the related adverse financial statement impact of having to expense those stock awards on a straight-line basis over their vesting schedules;

•	the timing of commission, bonus, and other compensation payments to employees; and

•	the timing of payroll and other withholding tax expenses, which are triggered by the payment of bonuses and when employees exercise their vested stock awards.
Many of these factors are outside of our control, and the occurrence of one or more of them might cause our operating results to vary widely. As such, we believe that historical quarter-to-quarter comparisons of our revenues, operating results, changes in our deferred revenue and unbilled deferred revenue balances and cash flows may not be meaningful and should not be relied upon as an indication of future performance.
Additionally, if we fail to meet or exceed the expectations of securities analysts and investors, or if one or more of the securities analysts who cover us adversely change their recommendation regarding our stock, the market price of our common stock could decline. Moreover, our stock price may be based on expectations, estimates and forecasts of our future performance that may be unrealistic or that may not be met. Further, our stock price may fluctuate based on reporting by the financial media, including television, radio and press reports and blogs.
Our efforts to expand our services beyond the CRM market and to develop our existing services in order to keep pace with technological developments may not succeed and may reduce our revenue growth rate and harm our business.
We derive substantially all of our revenue from subscriptions to our CRM enterprise cloud computing application services, and we expect this will continue for the foreseeable future. The markets for our Analytics Cloud and Community Cloud remain relatively new and it is uncertain whether our efforts will ever result in significant revenue for us. Further, the introduction of new services beyond the CRM market may not be successful, and early stage interest and adoption of such new services may not result in long term success or significant revenue for us. Our efforts to expand our services beyond the CRM market may not succeed and may reduce our revenue growth rate.
Additionally, if we are unable to develop enhancements to and new features for our existing or new services that keep pace with rapid technological developments, our business will be harmed. The success of enhancements, new features and services depends on several factors, including the timely completion, introduction and market acceptance of the feature, service or enhancement. Failure in this regard may significantly impair our revenue growth. In addition, because our services are designed to operate on a variety of network hardware and software platforms using a standard browser, we will need to continuously modify and enhance our services to keep pace with changes in Internet-related hardware, software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market timely. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development or service delivery expenses. Any failure of our services to operate effectively with future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and harm our business.
Sales to customers outside the United States expose us to risks inherent in international sales.
We sell our services throughout the world and are subject to risks and challenges associated with international business. Historically, sales in Europe and Asia Pacific together have represented approximately 30 percent of our total revenues, and we intend to continue to expand our international sales efforts. The risks and challenges associated with sales to customers outside the United States include:

•	localization of our services, including translation into foreign languages and associated expenses;

•	laws and business practices favoring local competitors;

•	pressure on the creditworthiness of sovereign nations, particularly in Europe, where we have customers and a balance of our cash, cash equivalents and marketable securities;

•	liquidity issues or political actions by sovereign nations, which could result in decreased values of these balances;

•	foreign currency fluctuations and controls;

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
Additionally, our international subscription fees are paid either in U.S. dollars or local currency. As a result, fluctuations in the value of the U.S. dollar and foreign currencies may make our services more expensive for international customers, which could harm our business.
Because we recognize revenue from subscriptions for our services over the term of the subscription, downturns or upturns in new business may not be immediately reflected in our operating results.
We generally recognize revenue from customers ratably over the terms of their subscription agreements, which are typically 12 to 36 months. As a result, most of the revenue we report in each quarter is the result of subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services, and potential changes in our attrition rate, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

If our customers do not renew their subscriptions for our services or reduce the number of paying subscriptions at the time of renewal, our revenue will decline and our business will suffer. If we cannot accurately predict subscription renewals or upgrade rates, we may not meet our revenue targets which may adversely affect the market price of our common stock.
Our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period, which is typically 12 to 36 months, and in the normal course of business, some customers have elected not to renew. In addition, our customers may renew for fewer subscriptions, renew for shorter contract lengths, or switch to lower cost offerings of our services. We cannot accurately predict attrition rates given our varied customer base of enterprise and small and medium size business customers and the number of multi-year subscription contracts. Our attrition rates may increase or fluctuate as a result of a number of factors, including customer dissatisfaction with our services, customers’ spending levels, decreases in the number of users at our customers, pricing changes and deteriorating general economic conditions.
Our future success also depends in part on our ability to sell additional features and services, more subscriptions or enhanced editions of our services to our current customers. This may also require increasingly sophisticated and costly sales efforts that are targeted at senior management. Similarly, the rate at which our customers purchase new or enhanced services depends on a number of factors, including general economic conditions and that our customers do not react negatively to any price changes related to these additional features and services. If our efforts to upsell to our customers are not successful our business may suffer.

If the market for our technology delivery model and enterprise cloud computing services develops more slowly than we expect, our business could be harmed.
Our success depends on the willingness of third-party developers to build applications that are complementary to our services. Without the development of these applications, both current and potential customers may not find our services sufficiently attractive. In addition, for those customers who authorize a third-party technology partner access to their data, we do not provide any warranty related to the functionality, security and integrity of the data transmission or processing. Despite contract provisions to protect us, customers may look to us to support and provide warranties for the third-party applications, which may expose us to potential claims, liabilities and obligations for applications we did not develop or sell, all of which could harm our business.

Supporting our existing and growing customer base could strain our personnel resources and infrastructure, and if we are unable to scale our operations and increase productivity, we may not be able to successfully implement our business plan.
We continue to experience significant growth in our customer base and personnel, which has placed a strain on our management, administrative, operational and financial infrastructure. We anticipate that additional investments in our internal infrastructure, data center capacity, research, customer support and development, and real estate spending will be required to scale our operations and increase productivity, to address the needs of our customers, to further develop and enhance our services, to expand into new geographic areas, and to scale with our overall growth. If we fail to successfully scale our operations and increase productivity, we will be unable to execute our business plan.
We regularly upgrade or replace our various software systems. If the implementations of these new applications are delayed, or if we encounter unforeseen problems with our new systems or in migrating away from our existing applications and systems, our operations and our ability to manage our business could be negatively impacted.
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
As we target more of our sales efforts at larger enterprise customers, we may face greater costs, longer sales cycles, greater competition and less predictability in completing some of our sales. In this market segment, the customer’s decision to use our services may be an enterprise-wide decision and, if so, these types of sales would require us to provide greater levels of education regarding the use and benefits of our services, as well as education regarding privacy and data protection laws and regulations to prospective customers with international operations. In addition, larger customers may demand more customization, integration services and features. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to individual customers, driving up costs and time required to complete sales and diverting our own sales and professional services resources to a smaller number of larger transactions, while potentially requiring us to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met.
Pricing and packaging strategies for enterprise and other customers for subscriptions to our existing and future service offerings may not be widely accepted by other new or existing customers. Our adoption of such new pricing and packaging strategies may harm our business.
For large enterprise customers, professional services may also be performed by a third party or a combination of our own staff and a third party. Our strategy is to work with third parties to increase the breadth of capability and depth of capacity for delivery of these services to our customers. If a customer is not satisfied with the quality of work performed by us or a third party or with the type of services or solutions delivered, then we could incur additional costs to address the situation, the profitability of that work might be impaired, and the customer’s dissatisfaction with our services could damage our ability to obtain additional work from that customer. In addition, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.
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

In addition, we have been, and may in the future be, sued by third parties for alleged infringement of their claimed proprietary rights. For example, during fiscal 2015, we received a communication from a large technology company alleging that we infringed certain of its patents. While we continue to analyze this claim and no litigation has been filed to date, there can be no assurance that this claim will not lead to litigation in the future. Our technologies may be subject to injunction if they are found to infringe the rights of a third party or we may be required to pay damages, or both. Further, many of our subscription agreements require us to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim.
The outcome of any claims or litigation, regardless of the merits, is inherently uncertain. Any claims and lawsuits, and the disposition of such claims and lawsuits, whether through settlement or licensing discussions, or litigation, could be time-consuming and expensive to resolve, divert management attention from executing our business plan, result in efforts to enjoin our activities, lead to attempts on the part of other parties to pursue similar claims and, in the case of intellectual property claims, require us to change our technology, change our business practices, pay monetary damages or enter into short- or long-term royalty or licensing agreements.
Any adverse determination related to intellectual property claims or other litigation could prevent us from offering our services to others, could be material to our financial condition or cash flows, or both, or could otherwise adversely affect our operating results. In addition, depending on the nature and timing of any such dispute, an unfavorable resolution of a legal matter could materially affect our future results of operations or cash flows or both of a particular quarter.
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
If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology, and our business may be harmed. In addition, defending our intellectual property rights may entail significant expense. Any of our patents, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. While we have some U.S. patents and many U.S. and international patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications or the patent protection may not be obtained quickly enough to meet our business needs. In addition, our existing patents and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain, and we also may face proposals to change the scope of protection for some intellectual property rights in the U.S. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our services are available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. Also, our involvement in standard setting activity or the need to obtain licenses from others may require us to license our intellectual property. Accordingly, despite our efforts, we may be unable to prevent third parties from using our intellectual property.
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
We believe that the brand identities we have developed have significantly contributed to the success of our business. Maintaining and enhancing the Salesforce brand and our other brands are critical to expanding our base of customers, partners and employees. Our brand strength will depend largely on our ability to remain a technology leader and continue to provide high-quality innovative products, services, and features. In order to maintain and enhance our brands, we may be required to make substantial investments that may later prove to be unsuccessful. If we fail to maintain and enhance our brands, or if we incur excessive expenses in our efforts to do so, our business, operating results and financial condition may be materially and adversely affected.

We may lose key members of our management team or development and operations personnel, and may be unable to attract and retain employees we need to support our operations and growth.
Our success depends substantially upon the continued services of our executive officers and other key members of management, particularly our Chief Executive Officer. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. Such changes in our executive management team may be disruptive to our business. We are also substantially dependent on the continued service of our existing development and operations personnel because of the complexity of our services and technologies. We do not have employment agreements with any of our executive officers, key management, development or operations personnel and they could terminate their employment with us at any time. The loss of one or more of our key employees or groups could seriously harm our business.
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
We periodically change and make adjustments to our sales organization in response to market opportunities, competitive threats, management changes, product introductions or enhancements, acquisitions, sales performance, increases in sales headcount, cost levels and other internal and external considerations. Any such future sales organization changes may result in a temporary reduction of productivity, which could negatively affect our rate of growth. In addition, any significant change to the way we structure our compensation of our sales organization may be disruptive and may affect our revenue growth.
Unanticipated changes in our effective tax rate and additional tax liabilities may impact our operating results
We are subject to income taxes in the United States and various jurisdictions outside of the United States. Our effective tax rate could fluctuate due to changes in the mix of earnings and losses in countries with differing statutory tax rates. Our tax expense could also be impacted by changes in non-deductible expenses, changes in excess tax benefits related to exercises and vesting of stock-based expense, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them and the applicability of withholding taxes.
We are subject to tax examinations in multiple jurisdictions. While we regularly evaluate new information that may change our judgment resulting in recognition, derecognition or change in measurement of a tax position taken, there can be no assurance that the final determination of any examinations will not have an adverse effect on our operating results and financial position.
Our tax provision could also be impacted by changes in federal, state or international tax laws including fundamental tax law changes applicable to corporate multinationals currently being considered by many countries including the United States as well as several European countries.
Additionally, we may be subject to additional tax liabilities due to changes in non-income taxes resulting from changes in federal, state or international tax laws, changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions, results of tax examinations, settlements or judicial decisions, changes in accounting principles, changes to the business operations, including acquisitions, as well as the evaluation of new information that results in a change to a tax position taken in a prior period.
Our debt service obligations and operating lease commitments may adversely affect our financial condition and cash flows from operations.
We have a high level of debt, including our 0.25% Senior Notes due April 1, 2018, borrowings under our revolving credit facility and capital lease arrangements. Additionally, we have significant contractual commitments in operating lease arrangements, which are not reflected on our consolidated balance sheet. In addition, we have a financing obligation for a leased facility of which we are deemed the owner for accounting purposes. Our maintenance of this indebtedness could:

•	impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes;

•	cause us to dedicate a substantial portion of our cash flows from operations towards debt service obligations and principal repayments;

•	make us more vulnerable to downturns in our business, our industry or the economy in general; and

•
due to limitations within the revolving credit facility covenants, restrict our ability to incur additional indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends or make distributions, repurchase stock and enter into restrictive agreements, as defined in the credit agreement.

Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulations. Further, our operations may not generate sufficient cash to enable us to service our debt. If we fail to make a payment on our debt, we could be in default on such debt. If we are at any time unable to generate sufficient cash flows from operations to service our indebtedness when payment is due, we may be required to attempt to renegotiate the terms of the instruments relating to the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing. There can be no assurance that we would be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.
A failure to comply with the covenants and other provisions of our outstanding debt could result in events of default under such instruments, which could permit acceleration of all of our notes and borrowings under our revolving credit facility. Any required repayment of our notes or revolving credit facility as a result of a fundamental change or other acceleration would lower our current cash on hand such that we would not have those funds available for use in our business.
Weakened global economic conditions may adversely affect our industry, business and results of operations.
Our overall performance depends in part on worldwide economic conditions. The United States and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. These conditions affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our enterprise cloud computing services, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which could adversely affect our operating results.
Natural disasters and other events beyond our control could materially adversely affect us.
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, and could decrease demand for our services. The majority of our research and development activities, corporate headquarters, information technology systems, and other critical business operations, are located near major seismic faults in the San Francisco Bay Area. Because we do not carry earthquake insurance for direct quake-related losses, with the exception of the building that we own in San Francisco, and significant recovery time could be required to resume operations, our financial condition and operating results could be materially adversely affected in the event of a major earthquake or catastrophic event.
Risks Relating to Our Convertible Senior Notes and Our Common Stock
The market price of our common stock is likely to be volatile and could subject us to litigation.
The trading prices of the securities of technology companies have been highly volatile. Accordingly, the market price of our notes and common stock has been and is likely to continue to be subject to wide fluctuations. Factors affecting the market price of our notes and common stock include:

•
variations in our operating results, earnings per share, cash flows from operating activities, deferred revenue and other financial metrics and non-financial metrics, and how those results compare to analyst expectations;

•	forward-looking guidance to industry and financial analysts related to future revenue and earnings per share;

•	changes in the estimates of our operating results or changes in recommendations by securities analysts that elect to follow our common stock;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	announcements by us or by our competitors of mergers or other strategic acquisitions, or rumors of such transactions involving us or our competitors;

•	announcements of customer additions and customer cancellations or delays in customer purchases;

•	recruitment or departure of key personnel;

•	disruptions in our service due to computer hardware, software, network or data center problems;

•	the economy as a whole, market conditions in our industry and the industries of our customers;

•	trading activity by a limited number of stockholders who together beneficially own a significant portion of our outstanding common stock;

•
the issuance of shares of common stock by us, whether in connection with an acquisition, a capital raising transaction or upon conversion of some or all of our outstanding convertible senior notes; and

•	issuance of debt or other convertible securities.
In addition, if the market for technology stocks or the stock market in general experiences uneven investor confidence, the market price of our notes and common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price of our notes and common stock might also decline in reaction to events that affect other companies within, or outside, our industry even if these events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. If we are the subject of such litigation, it could result in substantial costs and a diversion of management’s attention and resources.
We may issue additional shares of our common stock or instruments convertible into shares of our common stock, including in connection with the conversion of the notes, and thereby materially and adversely affect the market price of our common stock and the trading price of the notes.
We are not restricted from issuing additional shares of our common stock or other instruments convertible into, or exchangeable or exercisable for, shares of our common stock during the life of the notes. If we issue additional shares of our common stock or instruments convertible into shares of our common stock, it may materially and adversely affect the market price of our common stock and, in turn, the trading price of the notes. In addition, the conversion of some or all of the notes may dilute the ownership interests of existing holders of our common stock, and any sales in the public market of any shares of our common stock issuable upon such conversion of the notes could adversely affect the prevailing market price of our common stock. In addition, the potential conversion of the notes could depress the market price of our common stock.
We may not have the ability to raise the funds necessary to pay the amount of cash due upon conversion of the notes or the fundamental change purchase price due when a holder submits its notes for purchase upon the occurrence of a fundamental change.
Upon the occurrence of a fundamental change, holders of the notes may require us to purchase, for cash, all or a portion of their notes. In addition, if a holder converts its notes, we will generally pay such holder an amount of cash before delivering to such holder any shares of our common stock.
There can be no assurance that we will have sufficient financial resources, or will be able to arrange financing, to pay the fundamental change purchase price if holders submit their notes for purchase by us upon the occurrence of a fundamental change or to pay the amount of cash due if holders surrender their notes for conversion. In addition, agreements governing any future debt may restrict our ability to make each of the required cash payments even if we have sufficient funds to make them. Furthermore, our ability to purchase the notes or to pay cash upon the conversion of the notes may be limited by law or regulatory authority. If we fail to purchase the notes, to pay interest due on, or to pay the amount of cash due upon conversion, we will be in default under the indenture, which in turn may result in the acceleration of other indebtedness we may then have. If the repayment of the other indebtedness were to be accelerated, we may not have sufficient funds to repay that indebtedness and to purchase the notes or to pay the amount of cash due upon conversion. Our inability to pay for the notes that are tendered for purchase or upon conversion could result in note holders receiving substantially less than the principal amount of the notes, which could harm our reputation, financing opportunities and our business.
The fundamental change provisions may delay or prevent an otherwise beneficial takeover attempt of us.
The fundamental change purchase rights will allow holders of the notes to require us to purchase all or a portion of their notes upon the occurrence of a fundamental change. The provisions requiring an increase to the conversion rate for conversions in connection with a make-whole fundamental change may, in certain circumstances, delay or prevent a takeover of us and the removal of incumbent management that might otherwise be beneficial to investors.

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
The hedge counterparties and their respective affiliates periodically modify their hedge positions from time to time following the pricing of the notes (and are particularly likely to do so during any observation period relating to a conversion of the notes) by entering into or unwinding various over-the-counter derivative transactions with respect to our common stock, or by purchasing or selling shares of our common stock or the notes in privately negotiated transactions or open market transactions. The effect, if any, of these transactions and activities on the market price of our common stock or the trading price of the notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities, however, could adversely affect the market price of our common stock and the trading price of the notes.
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
Our amended and restated certificate of incorporation and bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions among other things:

•	permit the board of directors to establish the number of directors;

•	provide that directors may only be removed “for cause” and only with the approval of holders of 66 2/3 percent of our outstanding capital stock;

•	require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and bylaws;

•	authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan (also known as a “poison pill”);

•	prohibit the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of January 31, 2015, our executive offices and principal offices for domestic marketing, sales, professional services and development consist of over 1.1 million square feet of leased space in the San Francisco Bay Area. We also lease space in various locations throughout the United States for local sales and professional services personnel. Our foreign subsidiaries lease office space for their operations including local sales and professional services personnel.
In addition, we have also entered into the following commitments for additional office space in the San Francisco Bay Area.
In December 2012, we entered into a lease agreement for approximately 445,000 rentable square feet of office space at 350 Mission Street in San Francisco, California. The space rented is for the total office space available in the building, which is in the process of being constructed. As a result of our involvement during the construction period, we are considered for accounting purposes to be the owner of the construction project. We do not currently occupy this property and we have excluded the square footage from the total leased space in the San Francisco Bay Area stated above.
In April 2014, we entered into an office lease agreement to lease approximately 714,000 rentable square feet of an office building located in San Francisco, California that is under construction. The lease payments associated with the lease will be approximately $560.0 million over the 15.5 year term of the lease, beginning in our first quarter of fiscal 2018. We do not currently occupy this property and we have excluded the square footage from the total leased space in the San Francisco Bay Area stated above.
In November 2014, the Company entered into an agreement to purchase real property of approximately 817,000 rentable square feet known as 50 Fremont Street, San Francisco, California. We currently occupy approximately 500,000 square feet of the total available space in 50 Fremont. The purchase closed in February 2015 (see Note 14 “Subsequent Event” in the Notes to the Consolidated Financial Statements for details).
We believe that our existing facilities and offices are adequate to meet our current requirements. If we require additional space, we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS
In the ordinary course of business, we are or may be involved in various legal proceedings and claims related to alleged infringement of third-party patents and other intellectual property rights, commercial, corporate and securities, labor and employment, class actions, wage and hour, and other claims. We have been, and may in the future be, put on notice or sued by third parties for alleged infringement of their proprietary rights, including patent infringement.
During fiscal 2015, the Company received a communication from a large technology company alleging that the Company infringed certain of its patents.  The Company continues to analyze this claim.  No litigation has been filed to date.  There can be no assurance that this claim will not lead to litigation in the future.  The resolution of this claim is not expected to have a material adverse effect on the Company's financial condition, but it could be material to the net income or cash flows or both of a particular quarter.
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

The outcome of any claims or litigation, regardless of the merits, is inherently uncertain. Any claims and other lawsuits, and the disposition of such claims and lawsuits, whether through settlement or litigation, could be time-consuming and expensive to resolve, divert our attention from executing our business plan, result in efforts to enjoin our activities, lead to attempts by third parties to seek similar claims and, in the case of intellectual property claims, require us to change our technology, change our business practices, pay monetary damages or enter into short- or long-term royalty or licensing agreements.
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

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT
The following sets forth certain information regarding our current executive officers (in alphabetical order):

Name	Age	Position
Joe Allanson	51	Chief Accounting Officer and Corporate Controller
Marc Benioff	50	Chairman of the Board of Directors and Chief Executive Officer
Keith Block	53	President and Vice Chairman
Alexandre Dayon	46	President, Products
Parker Harris	48	Co-Founder
Mark Hawkins	55	Chief Financial Officer
Maria Martinez	57	President, Sales and Customer Success
Burke Norton	48	Chief Legal Officer
Joe Allanson has served as our Chief Accounting Officer and Corporate Controller since February 2014 and our Senior Vice President, Chief Accountant and Corporate Controller since July 2011. Prior to that, Mr. Allanson served as our Senior Vice President, Corporate Controller since July 2007, and served in various other management positions in finance since joining Salesforce in 2003. Prior to Salesforce, Mr. Allanson spent four years at Autodesk, Inc. and three years at Chiron Corporation in key corporate finance positions. Previously, he worked at Arthur Andersen LLP for 11 years in its Audit and Business Advisory Services group. Mr. Allanson graduated from Santa Clara University with a B.S. in Accounting.
Marc Benioff co-founded Salesforce in February 1999 and has served as our Chairman of the Board of Directors since inception. He has served as our Chief Executive Officer since 2001. From 1986 to 1999, Mr. Benioff was employed at Oracle Corporation, where he held a number of positions in sales, marketing and product development, lastly as a Senior Vice President. Mr. Benioff also serves as Chairman of the Board of Directors of The Salesforce.com Foundation. In the past five years, Mr. Benioff served as a member of the Board of Directors of Cisco Systems, Inc. Mr. Benioff received a B.S. in Business Administration from the University of Southern California, where he is also on the Board of Trustees.
Keith Block has served as our President, Vice Chairman and as a Director since joining Salesforce in June 2013. Prior to that, Mr. Block was employed at Oracle Corporation from 1986 to June 2012 where he held a number of positions, most recently Executive Vice President, North America. Mr. Block serves on the Board of Trustees at the Concord Museum, the Board of Trustees at Carnegie-Mellon University Heinz Graduate School and the President’s Advisory Council for Carnegie-Mellon University. Mr. Block received both a B.S. in Information Systems and an M.S. in Management & Policy Analysis from Carnegie-Mellon University.
Alexandre Dayon has served as our President, Products since March 2014. Prior to that, he was President, Applications and Platform from December 2012 to March 2014, Executive Vice President, Applications from September 2011 to December 2012, Executive Vice President, Product Management from February 2010 to December 2012, and Senior Vice President, Product Management from September 2008 to January 2010. Mr. Dayon joined Salesforce through the acquisition of InStranet, a leading knowledge-base company, where he was a founder and served as CEO. Prior to InStranet, Mr. Dayon was a founding member of Business Objects SA where he led the product group for more than 10 years. Mr. Dayon, who holds several patents, is focused on creating business value out of technology disruption. Mr. Dayon holds a master’s degree in electrical engineering from Ecole Supérieure d'Electricité (SUPELEC) in France.

Parker Harris co-founded Salesforce in February 1999 and has served in senior technical positions since inception. From December 2004 to February 2013, Mr. Harris served as our Executive Vice President, Technology. Prior to Saleforce, Mr. Harris was a Vice President at Left Coast Software, a Java consulting firm he co-founded, from October 1996 to February 1999. Mr. Harris received a B.A. from Middlebury College.
Mark Hawkins has served as our Chief Financial Officer and Executive Vice President since August 2014. He served as Executive Vice President and Chief Financial Officer and principal financial officer for Autodesk, Inc., a design software and services company, from April 2009 to July 2014. From April 2006 to April 2009, Mr. Hawkins served as Senior Vice President, Finance and Information Technology, and Chief Financial Officer of Logitech International S.A. Previously, Mr. Hawkins held various finance and business-management roles with Dell Inc. and Hewlett-Packard Company. Mr. Hawkins served on the Board of Directors of BMC Software, Inc. from May 2010 through September 2013, at which time BMC was taken private. Mr. Hawkins holds a B.A. in Operations Management from Michigan State University and an M.B.A. in Finance from the University of Colorado. He also completed the Advanced Management Program at Harvard Business School.

Maria Martinez has served as our President, Sales and Customer Success since February 2013. Prior to that, Ms. Martinez served as our Executive Vice President, Chief Growth Officer from February 2012 to February 2013 and our Executive Vice President, Customers for Life from February 2010 to February 2012. Prior to Salesforce, Ms. Martinez was at Microsoft Corporation and served as its Corporate Vice President of Worldwide Services. In addition to Microsoft, she was president and CEO of Embrace Networks, and also held senior leadership roles at Motorola, Inc. and AT&T Inc. / Bell Laboratories. Ms. Martinez received a B.S. in Electrical Engineering from the University of Puerto Rico and an M.S. in Computer Engineering from the Ohio State University.
Burke Norton has served as our Chief Legal Officer since October 2011. Prior to Salesforce, Mr. Norton was Executive Vice President, General Counsel and Secretary and a member of the office of the chairman at Expedia, Inc. from October 2006 to October 2011. Previously, Mr. Norton was a partner at the law firm of Wilson Sonsini Goodrich & Rosati P.C., where he practiced corporate and securities law, representing clients in the enterprise software, telecommunications, semiconductor, life sciences, entertainment and ecommerce industries. Mr. Norton holds a J.D. from the University of California, Berkeley School of Law.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock is traded on the New York Stock Exchange under the symbol “CRM.”
The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported by the New York Stock Exchange.

	High	Low
Fiscal year ending January 31, 2015
First quarter	$67.00	$48.18
Second quarter	$59.49	$49.18
Third quarter	$64.60	$51.04
Fourth quarter	$64.74	$53.44
Fiscal year ending January 31, 2014
First quarter (1)	$46.99	$39.75
Second quarter	$47.58	$36.09
Third quarter	$56.24	$42.11
Fourth quarter	$61.49	$50.12

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

Dividend Policy
We have never paid any cash dividends on our common stock. Our board of directors currently intends to retain any future earnings to support operations and to finance the growth and development of our business and does not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board and if the board chooses to declare a cash dividend it will be in compliance with the consolidated leverage ratio covenant associated with our revolving credit facility.
Stockholders
As of January 31, 2015 there were 202 registered stockholders of record of our common stock, including The Depository Trust Company, which holds shares of Salesforce common stock on behalf of an indeterminate number of beneficial owners.
Securities Authorized for Issuance under Equity Compensation Plans
The information concerning our equity compensation plans is incorporated by reference herein to the section of the Proxy Statement entitled “Equity Compensation Plan Information.”
Outstanding Convertible Senior Notes and Warrants
In March 2013, we issued at par value $1.15 billion of 0.25% convertible senior notes (the “0.25% Senior Notes”) due April 1, 2018 and we issued 17.3 million warrants to purchase our common stock. See Note 5 “Debt” in the Notes to the Consolidated Financial Statements for more information.
Stock Performance Graph
The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended.

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and the Nasdaq Computer & Data Processing Index for each of the last five fiscal years ended January 31, 2015, assuming an initial investment of $100. Data for the Standard & Poor’s 500 Index and the Nasdaq Computer & Data Processing Index assume reinvestment of dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	1/31/2010	1/31/2011	1/31/2012	1/31/2013	1/31/2014	1/31/2015
salesforce.com	100.00	203.20	183.80	270.80	380.90	355.30
S&P 500 Index	100.00	119.80	122.20	139.50	166.00	185.80
Nasdaq Computer & Data Processing Index	100.00	132.30	140.30	146.70	187.90	222.30
Recent Sales of Unregistered Securities
As previously disclosed on a Form 8-K filed on December 19, 2014, on December 17, 2014 the Company entered into agreements with each of Goldman, Sachs & Co., Deutsche Bank AG and Bank of America, N.A. (collectively, the “Counterparties”) to amend and settle early those certain warrant transactions that the Company entered into with the Counterparties on January 12, 2010 and January 15, 2010, whereby the Company sold to the Counterparties warrants to acquire, in the aggregate, up to approximately 26.9 million shares of the Company’s common stock at a strike price of $29.88 per share, subject to anti-dilution adjustments. The final settlement transaction with the Counterparties closed on January 30, 2015 and, in the aggregate, the Company issued 13.3 million shares to the Counterparties. This issuance of shares was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6.    SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for fiscal 2015, 2014 and 2013, and the selected consolidated balance sheet data as of January 31, 2015 and 2014 are derived from, and are qualified by reference to, the audited consolidated financial statements and are included in this Form 10-K. The consolidated statement of operations data for fiscal 2012 and 2011 and the consolidated balance sheet data as of January 31, 2013, 2012 and 2011 are derived from audited consolidated financial statements which are not included in this Form 10-K.

	Fiscal Year Ended January 31,
(in thousands, except per share data)	2015	2014	2013	2012	2011
Consolidated Statement of Operations
Revenues:
Subscription and support	$5,013,764	$3,824,542	$2,868,808	$2,126,234	$1,551,145
Professional services and other	359,822	246,461	181,387	140,305	105,994
Total revenues	5,373,586	4,071,003	3,050,195	2,266,539	1,657,139
Cost of revenues (1)(2):
Subscription and support	924,638	711,880	494,187	360,758	208,243
Professional services and other	364,632	256,548	189,392	128,128	115,570
Total cost of revenues	1,289,270	968,428	683,579	488,886	323,813
Gross profit	4,084,316	3,102,575	2,366,616	1,777,653	1,333,326
Operating expenses (1)(2):
Research and development	792,917	623,798	429,479	295,347	187,887
Marketing and sales	2,757,096	2,168,132	1,614,026	1,169,610	792,029
General and administrative	679,936	596,719	433,821	347,781	255,913
Total operating expenses	4,229,949	3,388,649	2,477,326	1,812,738	1,235,829
Income (loss) from operations	(145,633)	(286,074)	(110,710)	(35,085)	97,497
Investment income	10,038	10,218	19,562	23,268	37,735
Interest expense	(73,237)	(77,211)	(30,948)	(17,045)	(24,909)
Gain on sales of land and building improvements	15,625	0	0	0	0
Other expense	(19,878)	(4,868)	(5,698)	(4,455)	(6,025)
Income (loss) before benefit from (provision for) income taxes and noncontrolling interest	(213,085)	(357,935)	(127,794)	(33,317)	104,298
Benefit from (provision for) income taxes	(49,603)	125,760	(142,651)	21,745	(34,601)
Consolidated net income (loss)	(262,688)	(232,175)	(270,445)	(11,572)	69,697
Less: net income attributable to noncontrolling interest	0	0	0	0	(5,223)
Net income (loss) attributable to salesforce.com	$(262,688)	$(232,175)	$(270,445)	$(11,572)	$64,474
Net earnings per share-basic and diluted (3):
Basic net income (loss) per share attributable to salesforce.com common shareholders	$(0.42)	$(0.39)	$(0.48)	$(0.02)	$0.12
Diluted net income (loss) per share attributable to salesforce.com common shareholders	$(0.42)	$(0.39)	$(0.48)	$(0.02)	$0.12
Shares used in computing basic net income (loss) per share	624,148	597,613	564,896	541,208	520,888
Shares used in computing diluted net income (loss) per share	624,148	597,613	564,896	541,208	546,392

	Fiscal Year Ended January 31,
(in thousands)	2015	2014	2013	2012	2011
(1) Amounts include amortization of purchased intangibles from business combinations, as follows:
Cost of revenues	$90,300	$109,356	$77,249	$60,069	$15,459
Marketing and sales	64,673	37,179	10,922	7,250	4,209
(2) Amounts include stock-based expenses, as follows:
Cost of revenues	$53,812	$45,608	$33,757	$17,451	$12,158
Research and development	121,193	107,420	76,333	45,894	18,897
Marketing and sales	286,410	258,571	199,284	115,730	56,451
General and administrative	103,350	91,681	69,976	50,183	32,923

(3)	Fiscal 2013, 2012 and 2011 have been adjusted to reflect the four-for-one stock split effected through a stock dividend which occurred in April 2013.

	As of January 31,
(in thousands)	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities (4)	$1,890,284	$1,321,017	$1,758,285	$1,447,174	$1,407,557
(Negative) working capital	(840,031)	(1,299,936)	(901,744)	(627,809)	(201,542)
Total assets	10,692,982	9,152,930	5,528,956	4,164,154	3,091,165
Long-term obligations excluding deferred revenue and noncontrolling interest (5)	2,263,015	2,059,117	175,732	109,349	516,506
Retained earnings (deficit)	(605,845)	(343,157)	(110,982)	159,463	171,035
Total stockholders’ equity controlling interest	3,975,183	3,038,510	2,317,633	1,587,360	1,276,491

(4)	Excludes the restricted cash balance of $115.0 million as of January 31, 2015.

(5)
Long-term obligations primarily excludes deferred revenue and noncontrolling interest includes the 0.75% convertible senior notes issued in January 2010, the 0.25% convertible senior notes issued in March 2013, the term loan entered into in July 2013, and the revolving credit facility entered into in October 2014. During fiscal 2015, the term loan was paid off and was no longer outstanding as of year end. At January 31, 2015, the 0.75% notes had matured and were no longer outstanding. At January 31, 2014, 2013 and 2012, the 0.75% notes were convertible and accordingly were classified as a current liability.

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
Overview
We are a leading provider of enterprise cloud computing solutions, with a focus on customer relationship management, or CRM. We introduced our first CRM solution in February 2000 and we have since expanded our offerings with new editions, solutions, enhanced features, platform capabilities and a new analytics solution through internal development and acquisitions. We sell to businesses of all sizes and in almost every industry worldwide on a subscription basis.
Our mission is to help our customers transform themselves into “customer companies” by empowering them to connect with their customers in entirely new ways. With our six core cloud service offerings—Sales Cloud, Service Cloud, Marketing Cloud, Communities Cloud, Analytics Cloud and the Salesforce1 Platform—customers have the tools they need to build a next generation customer success platform. Key elements of our strategy include:

•	strengthening our market-leading solutions;

•	extending distribution into new and high-growth categories;

•	expanding strategic relationships with our existing customers;

•	pursuing new customers;

•	reducing attrition;

•	building our business in top software markets globally, which includes building partnerships that help add customers; and

•	encouraging the development of third-party applications on our cloud computing platforms.
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
To address these factors, we will need to, among other things, continue to add substantial numbers of paying subscriptions, upgrade our customers to fully featured versions or arrangements such as an Enterprise License Agreement, provide high quality technical support to our customers, encourage the development of third-party applications on our platforms and continue to focus on retaining customers at the time of renewal. Our plans to invest for future growth include the continuation of the expansion of our data center capacity, the hiring of additional personnel, particularly in direct sales, other customer-related areas and research and development, the expansion of domestic and international selling and marketing activities, specifically in our top markets, continuing to develop our brands, the addition of distribution channels, the upgrade of our service offerings, the development of new services such as the announcement of our Analytics Cloud and Community Cloud, the integration of acquired technologies, the expansion of our Marketing Cloud and Salesforce1 Platform core service offerings, and the additions to our global infrastructure to support our growth.

We also regularly evaluate acquisitions or investment opportunities in complementary businesses, joint ventures, services and technologies and intellectual property rights in an effort to expand our service offerings. We expect to continue to make such investments and acquisitions in the future and we plan to reinvest a significant portion of our incremental revenue in future periods to grow our business and continue our leadership role in the cloud computing industry. As a result of our aggressive growth plans, specifically our hiring plan and acquisition activities, we have incurred significant expenses from equity awards and amortization of purchased intangibles which have resulted in net losses on a U.S. generally accepted accounting principles ("GAAP") basis. As we continue with our growth plan, we may continue to have net losses on a GAAP basis. We remained focused on improving operating margins in fiscal 2015 and expect to remain similarly focused in fiscal 2016. Our operating loss for fiscal 2015 was $145.6 million compared to $286.1 million during the same period a year ago.
Our typical subscription contract term is 12 to 36 months, although terms range from one to 60 months, so during any fiscal reporting period only a subset of active subscription contracts is eligible for renewal. We calculate our attrition rate as of the end of each month. Our current attrition rate calculation does not include the Marketing Cloud service offerings. Our attrition rate was between nine and ten percent during the fiscal year ended January 31, 2015, which is consistent with the attrition rate as of January 31, 2014. We expect our attrition rate to remain in this range as we continue to expand our enterprise business and invest in customer success and related programs.
We expect marketing and sales costs, which were 51 percent of our total revenues for the fiscal year ended January 31, 2015 and 53 percent for the same period a year ago, to continue to represent a substantial portion of total revenues in the future as we seek to grow our customer base, sell more products to existing customers, and build greater brand awareness.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2015, for example, refer to the fiscal year ending January 31, 2015.
Operating Segments
We operate as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, who in our case is the chief executive officer, in deciding how to allocate resources and assess performance. Over the past few years, we have completed several acquisitions. These acquisitions have allowed us to expand our offerings, presence and reach in various market segments of the enterprise cloud computing market. While we have offerings in multiple enterprise cloud computing market segments, our business operates in one operating segment because all of our offerings operate on a single platform and are deployed in an identical way, and our chief operating decision maker evaluates our financial information and resources and assesses the performance of these resources on a consolidated basis. Since we operate as one operating segment, all required financial segment information can be found in the consolidated financial statements.
Sources of Revenues
We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our enterprise cloud computing services and from customers paying for additional support beyond the standard support that is included in the basic subscription fees; and (2) related professional services such as process mapping, project management, implementation services and other revenue. “Other revenue” consists primarily of training fees. Subscription and support revenues accounted for approximately 93 percent percent of our total revenues for fiscal 2015. Subscription revenues are driven primarily by the number of paying subscribers, varying service types, the price of our service and renewals. We define a “customer” as a separate and distinct buying entity (e.g., a company, a distinct business unit of a large corporation, a partnership, etc.) that has entered into a contract to access our enterprise cloud computing services. We define a “subscription” as a unique user account purchased by a customer for use by its employees or other customer-authorized users, and we refer to each such user as a “subscriber.” The number of paying subscriptions at each of our customers ranges from one to hundreds of thousands. None of our customers accounted for more than five percent of our revenues during fiscal 2015, 2014 or 2013.
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
Subscription and support revenues consisted of the following by core service offering (in millions):

Fiscal Year Ended January 31, 2015
Sales Cloud	$2,443.0
Service Cloud	1,320.2
Salesforce1 Platform and Other	745.3
Marketing Cloud	505.3
Total	$5,013.8
Subscription and support revenues from Analytics Cloud and Communities Cloud were not significant for fiscal 2015. Analytics Cloud revenue is included with Salesforce1 Platform and Other in the table above. Communities Cloud revenue is included in either Sales Cloud, Service Cloud or Salesforce1 Platform and Other revenue depending on the primary service offering purchased.
In situations where a customer purchases multiple cloud offerings, such as through an Enterprise License Agreement, we allocate the contract value to each core service offering based on the customer’s estimated product demand plan and the service that was provided at the inception of the contract. We do not update these allocations based on actual product usage during the term of the contract. We have allocated approximately 10 percent of our total subscription and support revenues for fiscal 2015, based on customers’ estimated product demand plans and these allocated amounts are included in the table above.
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
Our Sales Cloud service offering is our most widely distributed service offering and has historically been the largest contributor of subscription and support revenues. As a result, Sales Cloud has the most international exposure and foreign exchange rate exposure, relative to the other cloud service offerings. Conversely, revenue for Marketing Cloud is primarily derived from the Americas, with little impact from foreign exchange rate movement. We estimate that for fiscal 2016, subscription and support revenues from the Sales Cloud service offering will continue to be the largest contributor of subscription and support revenue, and foreign currency will continue to have a more pronounced impact on Sales Cloud subscription and support revenues than revenues from our other cloud service offerings.

Seasonal Nature of Deferred Revenue, Accounts Receivable and Operating Cash Flow
Deferred revenue primarily consists of billings to customers for our subscription service. Over 90 percent of the value of our billings to customers is for our subscription and support service. We generally invoice our customers in annual cycles. Approximately 80 percent of all subscription and support invoices were issued with annual terms during fiscal 2015 in comparison to nearly 74 percent during fiscal 2014. Occasionally, we bill customers for their multi-year contract on a single invoice which results in an increase in noncurrent deferred revenue. We typically issue renewal invoices in advance of the renewal service period, and depending on timing, the initial invoice for the subscription and services contract and the subsequent renewal invoice may occur in different quarters. This may result in an increase in deferred revenue and accounts receivable. There is a disproportionate weighting towards annual billings in the fourth quarter, primarily as a result of large enterprise account buying patterns. Our fourth quarter has historically been our strongest quarter for new business and renewals. The year on year compounding effect of this seasonality in both billing patterns and overall new and renewal business causes the value of invoices that we generate in the fourth quarter for both new business and renewals to increase as a proportion of our total annual billings. Accordingly, because of this billing activity, our first quarter is historically our largest collections and operating cash flow quarter.
The sequential quarterly changes in accounts receivable, related deferred revenue and operating cash flow during the first three quarters of our fiscal year are not necessarily indicative of the billing activity that occurs in the fourth quarter as displayed below (in thousands, except unbilled deferred revenue):

	April 30, 2014	July 31, 2014	October 31, 2014	January 31, 2015
Fiscal 2015
Accounts receivable, net	$684,155	$834,323	$794,590	$1,905,506
Deferred revenue, current and noncurrent	2,324,615	2,352,904	2,223,977	3,321,449
Operating cash flow (1)	473,087	245,893	122,511	332,223
Unbilled deferred revenue, a non-GAAP measure	4.8 bn	5.0 bn	5.4 bn	5.7 bn

	April 30, 2013	July 31, 2013	October 31, 2013	January 31, 2014
Fiscal 2014
Accounts receivable, net	$502,609	$599,543	$604,045	$1,360,837
Deferred revenue, current and noncurrent	1,733,160	1,789,648	1,734,619	2,522,115
Operating cash flow (1)	283,189	183,183	137,859	271,238
Unbilled deferred revenue, a non-GAAP measure	3.6 bn	3.8 bn	4.2 bn	4.5 bn

	April 30, 2012	July 31, 2012	October 31, 2012	January 31, 2013
Fiscal 2013
Accounts receivable, net	$371,395	$446,917	$418,590	$872,634
Deferred revenue, current and noncurrent	1,334,716	1,337,184	1,291,703	1,862,995
Operating cash flow (1)	213,212	136,197	105,915	281,573
Unbilled deferred revenue, a non-GAAP measure	2.7 bn	2.8 bn	3.0 bn	3.5 bn

(1) Operating cash flow represents net cash provided by operating activities for the three months ended in the periods stated above.

Unbilled Deferred Revenue, a Non-GAAP Measure
The deferred revenue balance on our consolidated balance sheet does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Unbilled deferred revenue represents future billings under our subscription agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue. Unbilled deferred revenue was approximately $5.7 billion as of January 31, 2015 and approximately $4.5 billion as of January 31, 2014. Our typical contract length is between 12 and 36 months. We expect that the amount of unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of large customer subscription agreements, varying billing cycles of subscription agreements, the specific timing of customer renewals, foreign currency fluctuations, the timing of when unbilled deferred revenue is to be recognized as revenue, and changes in customer financial circumstances. For multi-year subscription agreements billed annually, the associated unbilled deferred revenue is typically high at the beginning of the contract period, zero just prior to renewal, and increases if the agreement is renewed. Low unbilled deferred revenue attributable to a particular subscription agreement is often associated with an impending renewal and may not be an indicator of the likelihood of renewal or future revenue from such customer. Accordingly, we expect that the amount of aggregate unbilled deferred revenue will change from year-to-year depending in part upon the number and dollar amount of subscription agreements at particular stages in their renewal cycle. Such fluctuations are not a reliable indicator of future revenues. Unbilled deferred revenue does not include minimum revenue commitments from indirect sales channels, as we recognize revenue, deferred revenue, and any unbilled deferred revenue upon sell-through to an end user customer.

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
We intend to continue to invest additional resources in our enterprise cloud computing services. For example, we have invested in additional database software and we plan to open additional data centers and expand our current data center capacity in the future. As we acquire new businesses and technologies, the amortization expense associated with this activity will be included in cost of revenues. Additionally, as we enter into new contracts with third parties for the use of their technology, services or data, or as our sales volume grows, the fees paid to use such technology or services may increase. The timing of these additional expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in the affected periods.
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
During fiscal 2015, we recognized stock-based expense of $564.8 million. As of January 31, 2015, the aggregate stock compensation remaining to be amortized to costs and expenses over a weighted-average period of 2.0 years was $1.4 billion. We expect this stock compensation balance to be amortized as follows: $556.6 million during fiscal 2016; $411.6 million during fiscal 2017; $288.9 million during fiscal 2018; $127.4 million during fiscal 2019 and $0.5 million during fiscal 2020. The expected amortization reflects only outstanding stock awards as of January 31, 2015 and assumes no forfeiture activity. We expect to continue to issue stock-based awards to our employees in future periods.
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
Deferred Revenue. The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription service described above and is recognized as the revenue recognition criteria are met. We generally invoice customers in annual installments. The deferred revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration, invoice timing, size and new business linearity within the quarter.
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

During the fiscal 2015, we deferred $320.9 million of commission expenditures and we amortized $257.6 million to sales expense. During the same period a year ago, we deferred $265.1 million of commission expenditures and we amortized $194.6 million to sales expense. Deferred commissions on our consolidated balance sheets totaled $388.2 million at January 31, 2015 and $324.9 million at January 31, 2014.
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
Stock-Based Options and Awards. We recognize the fair value of our stock options and awards on a straight-line basis over the requisite service period of the option or award which is the vesting term of generally four years for stock options and restricted stock awards and one year for shares issued pursuant to our Employee Stock Purchase Plan (“ESPP”). The fair value of each option or ESPP share or stock purchase right is estimated on the date of grant using the Black-Scholes option pricing model. The estimated forfeiture rate applied is based on historical forfeiture rates. We evaluate the forfeiture rates at least annually, or when events or circumstances indicate a change may be needed. This may cause a fluctuation in our stock-based expense in the period of change. Inputs into the Black-Scholes option pricing model include:

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
Strategic Investments. We report our investments in non-marketable equity and debt securities, which consist of minority equity and debt investments in privately-held companies, at cost or fair value when an event or circumstance indicates an other-than-temporary decline in value has occurred. Management evaluates financial results, earnings trends, technology milestones and subsequent financing of these companies, as well as the general market conditions to identify indicators of other-than-temporary impairment. In determining the estimated fair value of our strategic investments in privately-held companies, we utilize the most recent data available to us. Valuations of privately-held companies are inherently complex due to the lack of readily available data.

Results of Operations
The following tables set forth selected data for each of the periods indicated (in thousands):

	Fiscal Year Ended January 31,
	2015	2014	2013
Revenues:
Subscription and support	$5,013,764	$3,824,542	$2,868,808
Professional services and other	359,822	246,461	181,387
Total revenues	5,373,586	4,071,003	3,050,195
Cost of revenues (1)(2):
Subscription and support	924,638	711,880	494,187
Professional services and other	364,632	256,548	189,392
Total cost of revenues	1,289,270	968,428	683,579
Gross profit	4,084,316	3,102,575	2,366,616
Operating expenses (1)(2):
Research and development	792,917	623,798	429,479
Marketing and sales	2,757,096	2,168,132	1,614,026
General and administrative	679,936	596,719	433,821
Total operating expenses	4,229,949	3,388,649	2,477,326
Loss from operations	(145,633)	(286,074)	(110,710)
Investment income	10,038	10,218	19,562
Interest expense	(73,237)	(77,211)	(30,948)
Gain on sales of land and building improvements	15,625	0	0
Other expense	(19,878)	(4,868)	(5,698)
Loss before benefit from (provision for) income taxes	(213,085)	(357,935)	(127,794)
Benefit from (provision for) income taxes	(49,603)	125,760	(142,651)
Net loss	$(262,688)	$(232,175)	$(270,445)
(1) Cost of revenues and marketing and sales expenses include the following amounts related to amortization of purchased intangibles from business combinations (in thousands):

	Fiscal Year Ended January 31,
	2015	2014	2013
Cost of revenues	$90,300	$109,356	$77,249
Marketing and sales	64,673	37,179	10,922
(2) Cost of revenues and operating expenses include the following amounts related to stock-based expenses (in thousands):

	Fiscal Year Ended January 31,
	2015	2014	2013
Cost of revenues	$53,812	$45,608	$33,757
Research and development	121,193	107,420	76,333
Marketing and sales	286,410	258,571	199,284
General and administrative	103,350	91,681	69,976

Revenues by geography were as follows (in thousands):

	Fiscal Year Ended January 31,
	2015	2014	2013
Americas	$3,868,329	$2,899,837	$2,123,736
Europe	984,919	741,220	525,304
Asia Pacific	520,338	429,946	401,155
	$5,373,586	$4,071,003	$3,050,195
Americas revenue attributed to the United States was approximately 94 percent, 96 percent and 94 percent for fiscal 2015, 2014 and 2013, respectively. No other country represented more than ten percent of total revenue during fiscal 2015, 2014 or 2013.
The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Fiscal Year Ended January 31,
	2015	2014	2013
Revenues:
Subscription and support	93%	94%	94%
Professional services and other	7	6	6
Total revenues	100	100	100
Cost of revenues:
Subscription and support	17	18	16
Professional services and other	7	6	6
Total cost of revenues	24	24	22
Gross profit	76	76	78
Operating expenses:
Research and development	15	15	14
Marketing and sales	51	53	53
General and administrative	13	15	15
Total operating expenses	79	83	82
Loss from operations	(3)	(7)	(4)
Investment income	0	0	1
Interest expense	(1)	(2)	(1)
Gain on sales of land and building improvements	0	0	0
Other expense	0	0	0
Loss before benefit from (provision for) income taxes	(4)	(9)	(4)
Benefit from (provision for) income taxes	(1)	3	(5)
Net loss	(5)%	(6)%	(9)%

	Fiscal Year Ended January 31,
	2015	2014	2013
Amortization of purchased intangibles:
Cost of revenues	2%	3%	3%
Marketing and sales	1	1	0

	Fiscal Year Ended January 31,
	2015	2014	2013
Stock-based expenses:
Cost of revenues	1%	1%	1%
Research and development	2	3	3
Marketing and sales	5	6	7
General and administrative	2	2	2

	Fiscal Year Ended January 31,
	2015	2014	2013
Revenues by geography:
Americas	72%	71%	70%
Europe	18	18	17
Asia Pacific	10	11	13
	100%	100%	100%

Revenue constant currency growth rates (as compared to the comparable prior periods)	Fiscal Year Ended January 31, 2015 compared to Fiscal Year Ended January 31, 2014	Fiscal Year Ended January 31, 2014 compared to Fiscal Year Ended January 31, 2013	Fiscal Year Ended January 31, 2013 compared to Fiscal Year Ended January 31, 2012
Americas	33%	37%	38%
Europe	34%	36%	38%
Asia Pacific	26%	19%	27%
Total growth	33%	34%	37%
We present constant currency information to provide a framework for assessing how our underlying business performed excluding the effect of foreign currency rate fluctuations. To present this information, current and comparative prior period results for entities reporting in currencies other than United States dollars are converted into United States dollars at the weighted average exchange rate for the year being compared to for growth rate calculations presented, rather than the actual exchange rates in effect during that period.

	As of January 31,
	2015	2014
Balance Sheet Data (in thousands):
Cash, cash equivalents and marketable securities, excluding restricted cash	$1,890,284	$1,321,017
Deferred revenue, current and noncurrent	3,321,449	2,522,115
Principal due on convertible senior notes, term loan, and revolving credit facility	1,450,000	2,003,864
Unbilled deferred revenue was approximately $5.7 billion as of January 31, 2015 and $4.5 billion as of January 31, 2014. Unbilled deferred revenue represents future billings under our non-cancelable subscription agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue.

Fiscal Years Ended January 31, 2015 and 2014
Revenues.

	Fiscal Year Ended January 31,		Variance
(in thousands)	2015	2014	Dollars	Percent
Subscription and support	$5,013,764	$3,824,542	$1,189,222	31%
Professional services and other	359,822	246,461	113,361	46%
Total revenues	$5,373,586	$4,071,003	$1,302,583	32%
Total revenues were $5.4 billion for fiscal 2015, compared to $4.1 billion during the same period a year ago, an increase of $1.3 billion, or 32 percent. On a constant currency basis, total revenues grew 33 percent. Subscription and support revenues were $5.0 billion, or 93 percent of total revenues, for fiscal 2015, compared to $3.8 billion, or 94 percent of total revenues, during the same period a year ago, an increase of $1.2 billion, or 31 percent. The increase in subscription and support revenues was primarily attributable to the impact of, in fiscal 2015, including ExactTarget revenue for the full fiscal year, as compared to fiscal 2014, which only included ExactTarget revenue as of its acquisition date in July 2013. Additionally, volume-driven increases from new business, which includes new customers, upgrades and additional subscriptions from existing customers contributed to the increase in subscription and support revenues. Our attrition rate, which is consistent with the prior year, also played a role in the increase in subscription and support revenues. We continue to invest in a variety of customer programs and initiatives, which, along with increasing enterprise adoption, have helped maintain our attrition rate. The net price per user per month for our three primary offerings, Professional Edition, Enterprise Edition and Unlimited Edition, varies from period to period, but has remained within a consistent range over the past eight quarters. Changes in the net price per user per month has not been a significant driver of revenue growth for the periods presented. Professional services and other revenues were $359.8 million, or seven percent of total revenues, for fiscal 2015, compared to $246.5 million, or six percent of total revenues, for the same period a year ago, an increase of $113.4 million, or 46 percent. The increase in professional services and other revenues was primarily attributable to the impact of, in fiscal 2015, including ExactTarget revenue for the full fiscal year, as compared to fiscal 2014, which only included ExactTarget revenue as of its acquisition date in July 2013.
Revenues in Europe and Asia Pacific accounted for $1,505.3 million, or 28 percent of total revenues, for fiscal 2015, compared to $1,171.2 million, or 29 percent of total revenues, during the same period a year ago, an increase of $334.1 million, or 29 percent. The increase in revenues on a total dollar basis outside of the Americas was the result of the increasing acceptance of our service, our focus on marketing our services internationally, additional resources and consistent attrition rates as a result of the reasons stated above. Revenues outside of the Americas increased on a total dollar basis in fiscal 2015 despite an overall strengthening of the U.S. dollar, which reduced aggregate international revenues by $31.5 million compared to the same period a year ago. We expect revenues outside of the Americas to continue to be negatively impacted in fiscal 2016 by the strengthening of the U.S. dollar relative to the Euro, Japanese yen, Australian dollar and British pound.
Cost of Revenues.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2015	2014
Subscription and support	$924,638	$711,880	$212,758
Professional services and other	364,632	256,548	108,084
Total cost of revenues	$1,289,270	$968,428	$320,842
Percent of total revenues	24%	24%

Cost of revenues was $1,289.3 million, or 24 percent of total revenues, for fiscal 2015, compared to $968.4 million, or 24 percent of total revenues, during the same period a year ago, an increase of $320.8 million. The increase in absolute dollars was primarily due to an increase of $122.3 million in employee-related costs, an increase of $8.2 million in stock-based expenses, an increase of $100.6 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of $29.9 million in professional and outside services, an increase of $18.8 million in allocated overhead and an increase of $44.7 million in depreciation of property and equipment, offset by a decrease of $19.1 million in amortization of purchased intangibles. We have increased our headcount by 30 percent since January 31, 2014 to meet the higher demand for services from our customers. We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity. Additionally, the amortization of purchased intangible assets may increase as we acquire additional businesses and technologies. We also plan to add additional employees in our professional services group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues in future periods.
The cost of professional services and other revenues exceeded the related revenue during fiscal 2015 by $4.8 million as compared to $10.1 million during the same period a year ago, primarily due to the impact of including ExactTarget revenue for the full fiscal 2015, as described above, offset by an increase in the cost related to professional services headcount. We expect the cost of professional services to continue to exceed revenue from professional services in future fiscal years. We believe that this investment in professional services facilitates the adoption of our service offerings.
Research and Development.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2015	2014
Research and development	$792,917	$623,798	$169,119
Percent of total revenues	15%	15%
Research and development expenses were $792.9 million, or 15 percent of total revenues, for fiscal 2015, compared to $623.8 million, or 15 percent of total revenues, during the same period a year ago, an increase of $169.1 million. The increase in absolute dollars was primarily due to an increase of $132.3 million in employee-related costs, an increase of of $13.8 million in stock-based expense, an increase of $14.8 million in development and test data center expense, and an increase in allocated overhead. We increased our research and development headcount by 25 percent since January 31, 2014 in order to improve and extend our service offerings and develop new technologies. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to add employees and invest in technology to support the development of new, and improve existing, technologies and the integration of acquired technologies.
Marketing and Sales.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2015	2014
Marketing and sales	$2,757,096	$2,168,132	$588,964
Percent of total revenues	51%	53%
Marketing and sales expenses were $2.8 billion, or 51 percent of total revenues, for fiscal 2015, compared to $2.2 billion, or 53 percent of total revenues, during the same period a year ago, an increase of $589.0 million. The increase in absolute dollars was primarily due to increases of $439.0 million in employee-related costs, including amortization of deferred commissions, $56.4 million in advertising expenses and event costs, $27.8 million stock-based expense, $5.2 million in professional and outside services and $28.0 million in allocated overhead. Our marketing and sales headcount increased by 22 percent since January 31, 2014. The increase in headcount was primarily attributable to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.
General and Administrative.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2015	2014
General and administrative	$679,936	$596,719	$83,217
Percent of total revenues	13%	15%

General and administrative expenses were $679.9 million, or 13 percent of total revenues, for fiscal 2015, compared to $596.7 million, or 15 percent of total revenues, during the same period a year ago, a increase of $83.2 million. The increase was primarily due to an increase of $53.1 million in employee-related costs, an increase of $18.9 million in equipment costs and an increase of $11.7 million in stock-based expense, offset by a decrease of $3.0 million in professional and outside services. Our general and administrative headcount increased by 9 percent since January 31, 2014 as we added personnel to support our growth.
Loss from operations.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2015	2014
Loss from operations	$(145,633)	$(286,074)	$140,441
Percent of total revenues	(3)%	(7)%
Loss from operations for fiscal 2015 was $145.6 million and included $564.8 million of stock-based expenses and $155.0 million of amortization of purchased intangibles. During the same period a year ago, loss from operations was $286.1 million and included $503.3 million of stock-based expenses and $146.5 million of amortization of purchased intangibles.
Investment income.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2015	2014
Investment income	$10,038	$10,218	$(180)
Investment income consists of income on our cash and marketable securities balances. Investment income was $10.0 million for fiscal 2015 and was $10.2 million during the same period a year ago.
Interest expense.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2015	2014
Interest expense	$(73,237)	$(77,211)	$3,974
Percent of total revenues	(1)%	(2)%
Interest expense consists of interest on our convertible senior notes, capital leases, term loan and revolving credit facility. Interest expense, net of interest costs capitalized, was $73.2 million for fiscal 2015 and was $77.2 million during the same period a year ago. The decrease was primarily due to the reduced principal balance on our 0.75% convertible senior notes as a result of early note conversions during fiscal 2015. These notes fully matured on January 15, 2015.
Gain on sales of land and building improvements
During fiscal 2015, we sold two separate portions of our undeveloped real estate, including a portion of our perpetual parking rights, in San Francisco, California. We recognized a gain of $15.6 million during fiscal 2015, net of closing costs, as a result of this activity.
Other expense.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2015	2014
Other expense	$(19,878)	$(4,868)	$(15,010)
Other expense primarily consists of non-operating costs such as foreign currency transaction gains and losses, costs associated with real estate transactions and losses on derecognition of debt. The increase in other expense for fiscal 2015 was primarily due to losses totaling $10.3 million related to the extinguishment of the 0.75% Senior Notes converted by noteholders.

Benefit from (provision for) income taxes.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2015	2014
Benefit from (provision for) income taxes	$(49,603)	$125,760	$(175,363)
Effective tax rate	(23)%	35%
We reported a tax provision of $49.6 million on a pretax loss of $213.1 million, which resulted in a negative effective tax rate of 23 percent for the fiscal 2015. We had a tax provision primarily due to income taxes in profitable jurisdictions outside the U.S., which was partially offset by tax benefits from current year losses incurred by ExactTarget in certain state jurisdictions.
We recorded a tax benefit of $125.8 million with a pretax loss of $357.9 million, which resulted in an effective tax rate of 35 percent for fiscal 2014. Due to the ExactTarget acquisition, a deferred tax liability was established for the book-tax basis difference related to purchased intangibles. The net deferred tax liability from acquisitions provided an additional source of income to support the realizability of our pre-existing deferred tax assets. As a result, we released a portion of the valuation allowance that was established in fiscal 2013 and recorded a tax benefit of $143.1 million for fiscal 2014.
We had a valuation allowance against our U.S. deferred tax assets as we considered our cumulative loss in recent years as a significant piece of negative evidence. We regularly assess the need for a valuation allowance against our deferred tax assets by considering both positive and negative evidence related to the likelihood of the realization of the deferred tax assets to determine if it is more-likely-than-not that some or all of the deferred tax assets will be realized. Due to the valuation allowance, the effective tax rate could be volatile and is therefore difficult to forecast in future periods.
Fiscal Years Ended January 31, 2014 and 2013
Revenues.

	Fiscal Year Ended January 31,		Variance
(in thousands)	2014	2013	Dollars	Percent
Subscription and support	$3,824,542	$2,868,808	$955,734	33%
Professional services and other	246,461	181,387	65,074	36%
Total revenues	$4,071,003	$3,050,195	$1,020,808	33%
Total revenues were $4.1 billion for fiscal 2014, compared to $3.1 billion during fiscal 2013, an increase of $1.0 billion, or 33 percent. Subscription and support revenues were $3.8 billion, or 94 percent of total revenues, for fiscal 2014, compared to $2.9 billion, or 94 percent of total revenues, during fiscal 2013, an increase of $955.7 million, or 33 percent. The increase in subscription and support revenues was due almost entirely to volume-driven increases from new customers, upgrades and additional subscriptions from existing customers and a decline in attrition rates as compared to fiscal 2013. We have continued to invest in a variety of customer programs and initiatives, which, along with longer contract durations and increasing enterprise adoption, have helped reduce our attrition rates. The net price per user per month for our three primary offerings, Professional Edition, Enterprise Edition and Unlimited Edition, varies from period to period, but has remained within a consistent range. The net price per user per month has not been a significant driver of revenue growth for the periods presented. Professional services and other revenues were $246.5 million, or six percent of total revenues, for fiscal 2014, compared to $181.4 million, or six percent of total revenues, for fiscal 2013, an increase of $65.1 million, or 36 percent. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers.

Revenues in Europe and Asia Pacific accounted for $1,171.2 million, or 29 percent of total revenues, for fiscal 2014, compared to $926.5 million, or 30 percent of total revenues, during fiscal 2013, an increase of $244.7 million, or 26 percent. The increase in revenues outside of the Americas on a total dollar basis was the result of the increasing acceptance of our service, our focus on marketing our service internationally and reduced attrition rates. Revenues outside of the Americas increased on a total dollar basis in fiscal 2014 despite an overall strengthening of the U.S. dollar, which reduced aggregate international revenues by $24.4 million compared to fiscal 2013.

Cost of Revenues.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2014	2013
Subscription and support	$711,880	$494,187	$217,693
Professional services and other	256,548	189,392	67,156
Total cost of revenues	$968,428	$683,579	$284,849
Percent of total revenues	24%	22%
Cost of revenues was $968.4 million, or 24 percent of total revenues, for fiscal 2014, compared to $683.6 million, or 22 percent of total revenues, during fiscal 2013, an increase of $284.8 million. The increase in absolute dollars was primarily due to an increase of $102.8 million in employee-related costs, an increase of $48.9 million in service delivery costs, primarily due to our efforts in increasing data center capacity, an increase of $80.4 million in depreciation and amortization expenses, $32.1 million of which related to the amortization of acquired developed technology, an increase of $16.1 million in subcontractor and professional services expense, an increase of $23.1 million in allocated overhead and an increase of $11.9 million in stock-based expenses. We increased our customer support and professional services headcount by 58 percent since January 31, 2013 to meet the higher demand for services from our customers, of which the majority was due to the acquisition of ExactTarget. In June 2013, we entered into a large capital lease agreement for software for a period of nine years, which consists of the contractual term of six years and a renewal option of three years. A portion of the depreciation expense on this asset was allocated to cost of revenues which is included in the amount above.
Research and Development.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2014	2013
Research and development	$623,798	$429,479	$194,319
Percent of total revenues	15%	14%
Research and development expenses were $623.8 million, or 15 percent of total revenues, for fiscal 2014, compared to $429.5 million, or 14 percent of total revenues, during fiscal 2013, an increase of $194.3 million. The increase in absolute dollars was due to an increase of $114.9 million in employee-related costs, an increase of $31.1 million in stock-based expenses, an increase of $16.0 million in depreciation and amortization expenses, an increase of $17.2 million in allocated overhead and an increase of $14.8 million in test data lab costs. We increased our research and development headcount by 31 percent since January 31, 2013 in order to improve and extend our service offerings and develop new technologies. The majority of the increase in headcount was due to the acquisition of ExactTarget. In June 2013, we entered into a large capital lease agreement for software for a period of nine years, which consists of the contractual term of six years and a renewal option of three years. A portion of the depreciation expense on this asset was allocated to research and development which is included in the amount above.
Marketing and Sales.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2014	2013
Marketing and sales	$2,168,132	$1,614,026	$554,106
Percent of total revenues	53%	53%
Marketing and sales expenses were $2.2 billion, or 53 percent of total revenues, for fiscal 2014, compared to $1.6 billion, or 53 percent of total revenues, during fiscal 2013, an increase of $554.1 million. The increase in absolute dollars was primarily due to an increase of $357.1 million in employee-related costs, an increase of $59.3 million in stock-based expenses, an increase of $57.2 million in advertising, marketing and event costs and an increase of $49.8 million in allocated overhead. Our marketing and sales headcount increased by 33 percent since January 31, 2013. The increase in headcount was primarily attributable to the hiring of additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base, while a portion of the increase was due to the acquisition of ExactTarget.

General and Administrative.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2014	2013
General and administrative	$596,719	$433,821	$162,898
Percent of total revenues	15%	15%
General and administrative expenses were $596.7 million, or 15 percent of total revenues, for fiscal 2014, compared to $433.8 million, or 15 percent of total revenues, during fiscal 2013, an increase of $162.9 million. The increase was primarily due to an increase of $70.6 million in employee-related costs, an increase of $21.7 million in stock-based expenses, an increase of $48.3 million in professional and outside services, which included transaction fees associated with the ExactTarget acquisition, and an increase in depreciation and amortization expense. Our general and administrative headcount increased by 28 percent since January 31, 2013 as we added personnel to support our growth. The majority of the increase in headcount was due to the acquisition of ExactTarget.
Loss from operations.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2014	2013
Loss from operations	$(286,074)	$(110,710)	$(175,364)
Percent of total revenues	(7)%	(4)%
Loss from operations for fiscal 2014, was $286.1 million and included $503.3 million of stock-based expenses and $146.5 million of amortization of purchased intangibles. During fiscal 2013, operating loss was $110.7 million and included $379.4 million of stock-based expenses and $88.2 million of amortization of purchased intangibles.
Investment income.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2014	2013
Investment income	$10,218	$19,562	$(9,344)
Percent of total revenues	0%	1%
Investment income consists of income on cash and marketable securities balances. Investment income was $10.2 million for fiscal 2014, and was $19.6 million during fiscal 2013. The decrease was primarily due to the decrease in marketable securities balances.
Interest expense.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2014	2013
Interest expense	$(77,211)	$(30,948)	$(46,263)
Percent of total revenues	(2)%	(1)%
Interest expense consists of interest on our convertible senior notes, term loan and capital leases. Interest expense, net of interest costs capitalized, was $77.2 million for fiscal 2014 and was $30.9 million for fiscal 2013. The increase was primarily due to interest expense associated with the March 2013 issuance of $1.15 billion of 0.25% convertible senior notes, the $300.0 million term loan that was entered into in connection with the acquisition of ExactTarget and the large capital lease agreement for software which we entered into in June 2013.
Benefit from (provision for) Income Taxes.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2014	2013
Benefit from (provision for) income taxes	$125,760	$(142,651)	$268,411
Effective tax rate	35%	(112)%

We reported a tax benefit of $125.8 million with a pretax loss of $357.9 million, which resulted in an effective tax rate of 35 percent for fiscal 2014. Due to the ExactTarget acquisition, a deferred tax liability was established for the book-tax basis difference related to purchased intangibles. The net deferred tax liability from acquisitions provided an additional source of income to support the realizability of our pre-existing deferred tax assets and as a result, we released a portion of the valuation allowance that was established in fiscal 2013 and recorded a tax benefit of $143.1 million for fiscal 2014.
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
Liquidity and Capital Resources
At January 31, 2015, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1.9 billion, which excludes restricted cash of $115.0 million, and accounts receivable of $1.9 billion.
Net cash provided by operating activities was $1.2 billion during fiscal 2015 and $875.5 million during the same period a year ago. Cash provided by operating activities has historically been affected by the amount of net loss adjusted for non-cash expense items such as depreciation and amortization, amortization of purchased intangibles from business combinations, amortization of debt discount, and the expense associated with stock-based awards; the reclassification of excess tax benefits from employee stock plans to cash flows from financing activities; the timing of employee related costs including commissions and bonus payments; the timing of collections from our customers, which is our largest source of operating cash flows; and changes in working capital accounts.
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
Net cash provided by operating activities during fiscal 2015 increased $298.2 million over the same period a year ago primarily due to higher net income after adjusting for depreciation and amortization, loss on conversions of convertible senior notes, stock-based expenses and the timing of payments against accounts payable, accrued expenses and other current liabilities.
Net cash used in investing activities was $698.4 million during fiscal 2015 and $2.4 billion during the same period a year ago. The net cash used in investing activities during fiscal 2015 primarily related to capital expenditures, including new office build-outs, investment of cash balances and strategic investments offset by proceeds from sales and maturities of marketable securities. Net cash used in investing activities during fiscal 2015 decreased by $1.7 billion over the same period a year ago primarily due to cash used for the acquisitions of ExactTarget, Inc. and EdgeSpring, Inc. during fiscal 2014, offset by cash proceeds from sales of land and building improvements totaling $223.2 million and cash acquired of $38.1 million from business combinations during fiscal 2015. Additionally, we made deposits totaling $126.4 million for the purchase of building and land during fiscal 2015.

Net cash used in financing activities was $310.5 million during fiscal 2015 as compared to net cash provided by financing activities of $1.6 billion during the same period a year ago. Net cash used in financing activities during fiscal 2015 consisted primarily of $568.9 million in principal payments on our 0.75% convertible senior notes, $70.7 million of principal payments on capital leases and $285.0 million of payments on our term loan, offset by $309.0 million from proceeds from equity plans and $297.3 million from our revolving credit facility. Net cash flows used in financing activities during fiscal 2015 changed $1.9 billion from the same period a year ago primarily due to $1.1 billion of proceeds from the issuance of convertible senior notes and related hedge transactions during fiscal 2014, and an increase of $562.9 million in principal payments on our 0.75% convertible senior notes during fiscal 2015.
In January 2010, we issued $575.0 million of 0.75% convertible senior notes due January 15, 2015 (the “0.75% Senior Notes”) and concurrently entered into convertible notes hedges (the “0.75% Note Hedges”) and separate warrant transactions (the “0.75% Warrants”). On January 15, 2015, the 0.75% Senior Notes matured. Upon maturity of the 0.75% Senior Notes, we delivered cash up to the remaining principal amount of the 0.75% Senior Notes and shares of our common stock for the excess conversion value greater than the principal amount of the 0.75% Senior Notes. As of January 31, 2015, there is no remaining principal balance of the 0.75% Senior Notes outstanding. As a result of the conversions and maturity of the 0.75% Senior Notes during fiscal 2015, the Company exercised its rights on the 0.75% Note Hedges, and the 0.75% Note Hedges expired. Additionally, in fiscal 2015 the Company entered into agreements with each of the 0.75% Warrant counterparties to amend and settle the 0.75% Warrants prior to their scheduled expiration beginning in April 2015. As a result, the Company issued, in the aggregate, approximately 13.3 million shares to the counterparties to settle, via a net share settlement, the entirety of the 0.75% Warrants.
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
The 0.25% Senior Notes will be convertible if during any 20 trading days during the 30 consecutive trading days of any fiscal quarter, our common stock trades at a price exceeding 130% of the conversion price of $66.44 per share applicable to the 0.25% Senior Notes. The 0.25% Senior Notes have not yet been convertible at the holders’ option. The 0.25% Senior Notes are classified as a noncurrent liability on our consolidated balance sheet as of January 31, 2015. Our common stock did not trade at a price exceeding 130% of the conversion price of $66.44 per share applicable to the 0.25% Senior Notes during the fiscal quarter ended January 31, 2015. Accordingly, the 0.25% Senior Notes will not be convertible at the holders’ option for the quarter ending April 30, 2015, and will remain classified as a noncurrent liability on our consolidated balance sheet.
In July 2013, we entered into a credit agreement (the “Prior Credit Agreement”) with Bank of America, N.A. and certain other lenders, which provided for a $300.0 million term loan (the “Term Loan”). The Term Loan bore interest at our option under either a LIBOR-based formula or a base rate formula, each as set forth in the Prior Credit Agreement. On October 6, 2014, we repaid the Term Loan in full and terminated the Prior Credit Agreement.
In October 2014, we entered into a credit agreement (the “Credit Agreement”) which provides for a $650.0 million unsecured revolving credit facility (the “Credit Facility”) that matures in October 2019. Immediately upon closing, we borrowed $300.0 million under the Credit Facility, approximately $262.5 million of which was used to repay in full the indebtedness under our Term Loan. We may use any future borrowings under the Credit Facility for working capital, capital expenditures and other general corporate purposes, including permitted acquisitions. We may borrow amounts under the Credit Facility at any time during the term of the Credit Agreement. We may also prepay the borrowings under the Credit Facility, in whole or in part, at any time without premium or penalty, subject to certain conditions, and amounts repaid or prepaid may be reborrowed.
Borrowings under the Credit Facility bear interest, at our option at either a base rate formula or a LIBOR based formula, each as set forth in the Credit Agreement. Additionally, we are obligated to pay an ongoing commitment fee at a rate between 0.125% and 0.25%. Interest and the commitment fee are payable in arrears quarterly.
The Credit Agreement contains certain customary affirmative and negative covenants, including a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, a limit on our ability to incur additional indebtedness, dispose of assets, make certain acquisition transactions, pay dividends or distributions, and certain other restrictions on our activities each defined specifically in the Credit Agreement. We were in compliance with the Credit Agreement’s covenants as of January 31, 2015.

The weighted average interest rate on borrowings under the Credit Facility was 1.7% for the period beginning October 6, 2014 and ended January 31, 2015. As of January 31, 2015, outstanding borrowings under the Credit Facility were $300.0 million.
In August 2014, we sold approximately 3.7 net acres of our undeveloped real estate in San Francisco for a total of $72.5 million. Separately, in September 2014, we sold approximately 1.5 net acres of our undeveloped real estate for a total of $125.0 million. We have 8.8 net acres remaining for sale as of January 31, 2015.
In February 2015, we acquired 50 Fremont Street, a 41-story building totaling approximately 817,000 rentable square feet located in San Francisco, California (“50 Fremont”). We acquired 50 Fremont for the purpose of expanding our global headquarters in San Francisco. As of January 31, 2015, we were leasing approximately 500,000 square feet of the available space in 50 Fremont. See Note 14, “Subsequent Event” in the Notes to the Consolidated Financial Statements.
The total purchase price for 50 Fremont was $629.3 million. To pay for 50 Fremont, we used $115.0 million of restricted cash and assumed a $200.0 million loan secured by the property with the remainder paid in cash.
Our cash, cash equivalents and marketable securities are comprised primarily of corporate notes and other obligations, U.S. treasury securities, U.S. agency obligations, government obligations, collateralized mortgage obligations, mortgage backed securities, time deposits, money market mutual funds and municipal securities.
As of January 31, 2015, we have a total of $63.8 million in letters of credit outstanding in favor of certain landlords for office space. To date, no amounts have been drawn against the letters of credit, which renew annually and expire at various dates through December 2030.
We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.
Our principal commitments consist of obligations under leases for office space, co-location data center facilities, and our development and test data center, as well as leases for computer equipment, software, furniture and fixtures. At January 31, 2015, the future non-cancelable minimum payments under these commitments were as follows (in thousands):

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital lease obligations, including interest	$651,344	$104,825	$232,241	$314,278	$0
Operating lease obligations:
Facilities space	2,027,140	178,552	351,882	372,336	1,124,370
Computer equipment and furniture and fixtures	251,834	110,995	139,854	985	0
0.25% Convertible Senior Notes, including interest	1,160,422	2,875	6,109	1,151,438	0
Revolving Credit Facility	300,000	0	0	300,000	0
Financing obligation - building in progress - leased facility	335,824	1,777	37,984	43,546	252,517
Contractual commitments	18,823	1,316	2,598	14,909	0
	$4,745,387	$400,340	$770,668	$2,197,492	$1,376,887
The majority of our operating lease agreements provide us with the option to renew. Our future operating lease obligations would change if we exercised these options and if we entered into additional operating lease agreements as we expand our operations. The financing obligation above represents the total obligation for our lease of approximately 445,000 rentable square feet of office space in San Francisco, California. As of January 31, 2015, $125.3 million of the total obligation noted above was recorded to Financing obligation, building in progress - leased facility, which is included in “Other noncurrent liabilities” on the consolidated balance sheets.
In April 2014, we entered into an office lease agreement to lease approximately 714,000 rentable square feet of an office building located in San Francisco, California that is under construction. The lease payments associated with the lease will be approximately $560.0 million over the 15.5 year term of the lease, beginning in our first quarter of fiscal 2018, which is reflected above under Operating Leases.

Subsequent to January 31, 2015, we acquired 50 Fremont. As of January 31, 2015, we had been leasing approximately 500,000 square feet of 50 Fremont (see Note 14 “Subsequent Event” in the Notes to the Consolidated Financial Statements). The lease, which was signed in January 2012, is reflected above under Operating lease obligations, and the commitment totals $238.5 million. The operating lease commitment is as follows: $16.1 million during fiscal 2016; $16.6 million during fiscal 2017; $17.1 million during fiscal 2018; $17.6 million during fiscal 2019; $18.1 million during fiscal 2020; and $153.0 thereafter. Beginning in the quarter ending April 30, 2015, this commitment will be removed from operating lease obligations.
During fiscal 2015 and in future fiscal years, we have made and expect to continue to make additional investments in our infrastructure to scale our operations and increase productivity. We plan to upgrade or replace various internal systems to scale with the overall growth of the Company. Additionally, we expect capital expenditures to be higher in absolute dollars and remain consistent as a percentage of total revenues in future periods as a result of continued office build-outs, other leasehold improvements and data center investments.
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
New Accounting Pronouncement
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) which amended the existing FASB Accounting Standards Codification. This standard establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The standard also provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts. ASU 2014-09 is effective for fiscal 2018, including interim periods within that reporting period.  Early adoption is not permitted. We are currently in the process of assessing the adoption methodology, which allows the amendment to be applied retrospectively to each prior period presented, or with the cumulative effect recognized as of the date of initial application. We are also evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements and have not determined whether the effect will be material to either our revenue results or our deferred commissions balances.
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

•
Stock-Based Expense. The Company’s compensation strategy includes the use of stock-based compensation to attract and retain employees and executives. It is principally aimed at aligning their interests with those of our stockholders and at long-term employee retention, rather than to motivate or reward operational performance for any particular period. Thus, stock-based expense varies for reasons that are generally unrelated to operational decisions and performance in any particular period.

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

•
Amortization of Debt Discount. Under GAAP, certain convertible debt instruments that may be settled in cash (or other assets) on conversion are required to be separately accounted for as liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, for GAAP purposes we are required to recognize imputed interest expense on the Company’s $575.0 million of convertible senior notes that were issued in a private placement in January 2010 and the Company’s $1.15 billion of convertible senior notes that were issued in a private placement in March 2013. The imputed interest rates were approximately 5.86% for the notes issued in January 2010 and approximately 2.53% for the notes issued in March 2013, while the coupon interest rates were 0.75% and 0.25%, respectively. The difference between the imputed interest expense and the coupon interest expense, net of the interest amount capitalized, is excluded from management’s assessment of the Company’s operating performance because management believes that this non-cash expense is not indicative of ongoing operating performance. Management believes that the exclusion of the non-cash interest expense provides investors an enhanced view of the Company’s operational performance.

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

•
Income Tax Effects and Adjustments. During fiscal 2014, the Company’s non-GAAP tax provision excluded the tax effects of expense items described above and certain tax items not directly related to the current fiscal year’s ordinary operating results. Examples of such tax items included, but are not limited to, changes in the valuation allowance related to deferred tax assets, certain acquisition-related costs and unusual or infrequently occurring items. Management believes the exclusion of these income tax adjustments provides investors with useful supplemental information about the Company’s operational performance. During fiscal 2015, the Company began to compute and utilize a fixed long-term projected non-GAAP tax rate in order to provide better consistency across the interim reporting periods by eliminating the effects of non-recurring and period-specific items such as changes in the tax valuation allowance and tax effects of acquisitions-related costs, since each of these items can vary in size and frequency. When projecting this long-term rate, the Company evaluated a three-year financial projection that excludes the impact of the following items: Stock-Based Expenses, Amortization of Purchased Intangibles, Amortization of Debt Discount, Gains/Losses on Conversions of Debt, and Gains/Losses on sales of land and building improvements. The projected rate also assumes no new acquisitions in the three-year period, and takes into account other factors including the Company’s current tax structure, its existing tax positions in various jurisdictions and key legislation in major jurisdictions where the Company operates. The non-GAAP tax rate for fiscal 2015 is 36.5%. The Company intends to re-evaluate this long-term rate on an annual basis or if any significant events that may materially affect this long-term rate occur. This long-term rate could be subject to change for a variety of reasons, for example, significant changes in the geographic earnings mix including acquisition activity, or fundamental tax law changes in major jurisdictions where the Company operates.

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
Our reconciliation of the non-GAAP financial measures of gross profit, operating profit, net income and earnings per share to the most comparable GAAP measure, “gross profit,” “loss from operations,” “net income (loss)” and “net income (loss) per share” for fiscal years 2015, 2014 and 2013 are as follows (in thousands, except for share numbers):

	Fiscal Year Ended January 31,
	2015	2014	2013
Non-GAAP gross profit
GAAP gross profit	$4,084,316	$3,102,575	$2,366,616
Plus:
Amortization of purchased intangibles	90,300	109,356	77,249
Stock-based expenses	53,812	45,608	33,757
Non-GAAP gross profit	$4,228,428	$3,257,539	$2,477,622

	Fiscal Year Ended January 31,
	2015	2014	2013
Non-GAAP operating profit
GAAP loss from operations	$(145,633)	$(286,074)	$(110,710)
Plus:
Amortization of purchased intangibles	154,973	146,535	88,171
Stock-based expenses	564,765	503,280	379,350
Non-GAAP operating profit	$574,105	$363,741	$356,811

	Fiscal Year Ended January 31,
	2015	2014	2013
Non-GAAP net income
GAAP net loss	$(262,688)	$(232,175)	$(270,445)
Plus:
Amortization of purchased intangibles	154,973	146,535	88,171
Stock-based expenses	564,765	503,280	379,350
Amortization of debt discount, net	36,575	46,728	23,837
Loss on conversion of debt	10,326	214	0
Less:
Gain on sales of land and building improvements	(15,625)	0	0
Income tax effects and adjustments of Non-GAAP items	(146,741)	(242,729)	21,629
Non-GAAP net income	$341,585	$221,853	$242,542

	Fiscal Year Ended January 31,
	2015	2014	2013
Non-GAAP diluted earnings per share
GAAP diluted loss per share	$(0.42)	$(0.39)	$(0.48)
Plus:
Amortization of purchased intangibles	0.24	0.23	0.15
Stock-based expenses	0.87	0.79	0.64
Amortization of debt discount, net	0.06	0.07	0.04
Loss on conversion of debt	0.02	0.00	0.00
Less:
Gain on sales of land and building improvements	(0.02)	0.00	0.00
Income tax effects and adjustments of Non-GAAP items	(0.23)	(0.35)	0.06
Non-GAAP diluted earnings per share	$0.52	$0.35	$0.41
Shares used in computing diluted net income per share	651,534	635,688	596,280
Non-GAAP operating profit for the year ended January 31, 2015 was $574.1 million and $363.7 million for the same period a year ago, an improvement of $210.4 million or 58 percent. During fiscal 2015 we remained focused on improving non-GAAP operating profit and expect to remain similarly focused in fiscal 2016.
The effects of dilutive securities were not included in the GAAP calculation of diluted earnings/loss per share for the years ended January 31, 2015, 2014 and 2013 because we had a net loss for those periods and the effect would have been anti-dilutive. The following table reflects the effect of the dilutive securities on the basic share count used in the GAAP earnings/loss per share calculation to derive the share count used for the non-GAAP diluted earnings per share:

	Fiscal Year Ended January 31,
Supplemental Diluted Sharecount Information (in thousands):	2015	2014	2013
Weighted-average shares outstanding for GAAP basic earnings per share	624,148	597,613	564,896
Effect of dilutive securities:
Convertible senior notes	5,381	14,550	11,360
Warrants associated with the convertible senior note hedges	9,536	9,658	5,132
Employee stock awards	12,469	13,867	14,892
Adjusted weighted-average shares outstanding and assumed conversions for Non-GAAP diluted earnings per share	651,534	635,688	596,280

Supplemental Tax Expense (Benefit) Information:
As described above, beginning in February 2014, which was the start of our fiscal 2015, we changed the methodology used to calculate our non-GAAP tax expense. We have computed and are utilizing a fixed long-term projected non-GAAP tax rate of 36.5 percent for fiscal 2015. We moved to this long-term projected non-GAAP tax rate in order to provide better consistency across the interim reporting periods by eliminating the effects of non-recurring and period-specific items. As a result, we believe that starting in fiscal 2015, providing a tabular reconciliation of the non-GAAP financial measure of tax expense (benefit) to the comparable GAAP measure is not appropriate given our new methodology.
During the third quarter of fiscal 2013, we recorded for GAAP purposes a valuation allowance against a significant portion of our U.S. deferred tax assets. During fiscal 2014, we recorded a partial valuation allowance release, primarily in connection with the acquisition of ExactTarget. The increasing number of tax adjustments reflected below was the result of the GAAP valuation allowance and the Company’s increasing acquisition activities. The following table for fiscal 2014 and 2013 reflects the calculation of our non-GAAP tax expense:

	Fiscal Year Ended January 31,
Non-GAAP tax expense (in thousands):	2014	2013
GAAP Tax Expense (Benefit)	(125,760)	142,651
GAAP to Non-GAAP Adjustments - tax effects of:
Stock-based expenses, amortization of purchased intangibles and amortization of debt discount, net (1)	229,277	169,501
Deferred tax asset partial valuation (reserve) release (2)	25,048	(186,806)
State income tax credits not benefited (3)	5,325	0
Acquisitions-related costs (4)	(19,708)	0
Other, net (5)	2,787	(4,324)
Total Adjustments	242,729	(21,629)
Non-GAAP Tax Expense	116,969	121,022

(1) The Company excluded stock-based expenses, amortization of purchased intangibles, and amortization of debt discount, net, in reporting its non-GAAP net income. Accordingly, the Company excluded the related tax effects of these items. The related tax effects were computed by applying the relevant statutory tax rate to these items for each respective jurisdiction.

(2) During fiscal 2013, the Company evaluated both positive and negative evidence related to the likelihood of the realization of the deferred tax assets and determined that the negative evidence outweighed the positive evidence due to the cumulative GAAP loss in recent years and forecasted future GAAP losses. As a result, a valuation allowance was established against a significant portion of the deferred tax assets in Q3 fiscal 2013. However, a valuation allowance would not be necessary on a non-GAAP basis given the Company’s non-GAAP operating income. As a result, the Company excluded its GAAP valuation allowance recorded during the period when computing its non-GAAP tax expense.

(3) During fiscal 2014, California mandated a change to the way it apportioned income to the state, which significantly reduced the Company’s California income tax expense. Accordingly, for computing non-GAAP tax expense, the Company did not recognize tax benefits related to certain California research and development tax credits as the Company believed these credits may not be realized given the lowered California income tax expense.

(4) During fiscal 2014, the Company excluded certain tax effects related to acquisitions in computing its non-GAAP tax expense. The majority of this adjustment was attributable to non-cash tax costs associated with the transfer of purchased intangibles. This non-cash tax item was excluded because the decisions which gave rise to these non-cash tax costs were neither made to increase revenue nor directly related to performance in any particular period, but were made for the Company’s long term benefit over multiple periods. The remainder of this adjustment included the tax effects of legal and accounting fees incurred to facilitate transactions, which amount was not material. The related tax effects were computed by applying the relevant statutory tax rate to these items for each respective jurisdiction.

(5) Other, net included multiple items that were immaterial either on an individual basis or an aggregate basis.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, Canadian Dollar, Australian Dollar and Japanese Yen. We seek to minimize the impact of certain foreign currency fluctuations by hedging certain balance sheet exposures with foreign currency forward contracts. Any gain or loss from settling these contracts is offset by the loss or gain derived from the underlying balance sheet exposures. In accordance with our policy, the hedging contracts we enter into have maturities of less than three months. Additionally, by policy, we do not enter into any hedging contracts for trading or speculative purposes.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $1.9 billion at January 31, 2015. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least BBB or better. The cash, cash equivalents and short-term marketable securities are held for general corporate purposes including possible acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase or decrease in interest rates of 100-basis points at January 31, 2015 could result in a $13.5 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.
As of January 31, 2015, we had restricted cash totaling $115.0 million that was held in a money market account, which is subject to market risk due to changes in interest rates.
At January 31, 2014, we had cash, cash equivalents and marketable securities totaling $1.3 billion. The fixed-income portfolio was also subject to interest rate risk. Changes in interest rates of 100-basis points would have resulted in market value changes of $8.8 million.
Market Risk and Market Interest Risk
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
The 0.25% Senior Notes have a fixed annual interest rate of 0.25%, and therefore we do not have economic interest rate exposure on the Notes. However, the value of the Notes are exposed to interest rate risk. Generally, the fair values of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our 0.25% Notes is affected by our stock price. The principal balance of our 0.25% Senior Notes was $1.15 billion as of January 31, 2015. The total estimated fair value of our 0.25% Senior Notes at January 31, 2015 was $1.3 billion. The fair value was determined based on the closing trading price per $100 of the 0.25% Senior Notes as of the last day of trading for the fourth quarter of fiscal 2015, which was $110.87.
In October 2014, we entered into a credit agreement (the “Credit Agreement”) which provides for a $650.0 million unsecured revolving credit facility that matures in October 2019 (the “Credit Facility”). Immediately upon closing, we borrowed $300.0 million under the Credit Facility.

Borrowings under the Credit Facility bear interest, at our option, at either a base rate formula, as defined in the Credit Agreement, or a LIBOR based formula, each as set forth in the Credit Agreement. Additionally, we are obligated to pay an ongoing commitment fee at a rate between 0.125% and 0.25%. Interest and the commitment fees are payable in arrears quarterly.
By entering into the Credit Agreement, we have assumed risks associated with variable interest rates based upon a variable base rate, as defined in the Credit Agreement, or LIBOR. The weighted average interest rate on the Credit Facility was 1.7% for the period beginning October 6, 2014 and ended January 31, 2015. Changes in the overall level of interest rates affect the interest expense that we recognize in our statements of operations.
We deposit our cash with multiple financial institutions, therefore our deposits, at times, may exceed federally insured limits.
The bank counterparties to the derivative contracts potentially expose us to credit-related losses in the event of their nonperformance. To mitigate that risk, we only contract with counterparties who meet the minimum requirements under our counterparty risk assessment process. We monitor ratings, credit spreads and potential downgrades on at least a quarterly basis. Based on our on-going assessment of counterparty risk, we adjust our exposure to various counterparties. We generally enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty.  However, we do not have any master netting arrangements in place with collateral features.
We have an investment portfolio that includes strategic investments in public and privately-held companies, many of which are in the development stage. When our ownership interests are less than 20 percent and we do not have the ability to exert significant influence, we account for investments in non-marketable equity and debt securities of the privately-held companies using the cost method of accounting. Otherwise, we account for the investments using the equity method of accounting. Our portfolio consists of investments in approximately 100 companies, with our investments in these companies ranging from $0.2 million to $40.0 million. As of January 31, 2015 and January 31, 2014 the carrying value of our investments in privately-held companies was $158.0 million and $77.0 million, respectively. The estimated fair value of our investments in privately-held companies was $280.0 million as of January 31, 2015.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
The following financial statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of salesforce.com, inc.
We have audited the accompanying consolidated balance sheets of salesforce.com, inc. as of January 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(c). These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of salesforce.com, inc. at January 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), salesforce.com inc.’s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report dated March 5, 2015 expressed an unqualified opinion thereon.
/s/    ERNST & YOUNG LLP
San Jose, California
March 5, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of salesforce.com, inc.

We have audited salesforce.com, inc.’s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). salesforce.com, inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, salesforce.com, inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of salesforce.com, inc. as of January 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2015 of salesforce.com, inc. and our report dated March 5, 2015 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP
San Jose, California
March 5, 2015

salesforce.com, inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	January 31, 2015	January 31, 2014

Assets
Current assets:
Cash and cash equivalents	$908,117	$781,635
Short-term marketable securities	87,312	57,139
Accounts receivable, net of allowance for doubtful accounts of $8,146 and $4,769 at January 31, 2015 and 2014, respectively	1,905,506	1,360,837
Deferred commissions	225,386	171,461
Prepaid expenses and other current assets	280,554	309,180
Land and building improvements held for sale	143,197	0
Total current assets	3,550,072	2,680,252
Marketable securities, noncurrent	894,855	482,243
Property and equipment, net	1,125,866	1,240,746
Deferred commissions, noncurrent	162,796	153,459
Capitalized software, net	433,398	481,917
Goodwill	3,782,660	3,500,823
Other assets, net	628,320	613,490
Restricted cash	115,015	0
Total assets	$10,692,982	$9,152,930
Liabilities, temporary equity and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$1,103,335	$934,324
Deferred revenue	3,286,768	2,473,705
Convertible 0.75% senior notes, net	0	542,159
Term loan, current	0	30,000
Total current liabilities	4,390,103	3,980,188
Convertible 0.25% senior notes, net	1,070,692	1,046,930
Term loan, noncurrent	0	255,000
Revolving credit facility	300,000	0
Deferred revenue, noncurrent	34,681	48,410
Other noncurrent liabilities	922,323	757,187
Total liabilities	6,717,799	6,087,715
Temporary equity	0	26,705
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized and none issued and outstanding	0	0
Common stock, $0.001 par value; 1,600,000 shares authorized, 650,596 and 610,143 issued and outstanding at January 31, 2015 and 2014, respectively	651	610
Additional paid-in capital	4,604,485	3,363,377
Accumulated other comprehensive income (loss)	(24,108)	17,680
Accumulated deficit	(605,845)	(343,157)
Total stockholders’ equity	3,975,183	3,038,510
Total liabilities, temporary equity and stockholders’ equity	$10,692,982	$9,152,930

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Fiscal Year Ended January 31,
	2015	2014	2013
Revenues:
Subscription and support	$5,013,764	$3,824,542	$2,868,808
Professional services and other	359,822	246,461	181,387
Total revenues	5,373,586	4,071,003	3,050,195
Cost of revenues (1)(2):
Subscription and support	924,638	711,880	494,187
Professional services and other	364,632	256,548	189,392
Total cost of revenues	1,289,270	968,428	683,579
Gross profit	4,084,316	3,102,575	2,366,616
Operating expenses (1)(2):
Research and development	792,917	623,798	429,479
Marketing and sales	2,757,096	2,168,132	1,614,026
General and administrative	679,936	596,719	433,821
Total operating expenses	4,229,949	3,388,649	2,477,326
Loss from operations	(145,633)	(286,074)	(110,710)
Investment income	10,038	10,218	19,562
Interest expense	(73,237)	(77,211)	(30,948)
Gain on sales of land and building improvements	15,625	0	0
Other expense	(19,878)	(4,868)	(5,698)
Loss before benefit from (provision for) income taxes	(213,085)	(357,935)	(127,794)
Benefit from (provision for) income taxes	(49,603)	125,760	(142,651)
Net loss	$(262,688)	$(232,175)	$(270,445)
Basic net loss per share	$(0.42)	$(0.39)	$(0.48)
Diluted net loss per share	$(0.42)	$(0.39)	$(0.48)
Shares used in computing basic net loss per share	624,148	597,613	564,896
Shares used in computing diluted net loss per share	624,148	597,613	564,896
_______________
(1) Amounts include amortization of purchased intangibles from business combinations, as follows:

	Fiscal Year Ended January 31,
	2015	2014	2013
Cost of revenues	$90,300	$109,356	$77,249
Marketing and sales	64,673	37,179	10,922
(2) Amounts include stock-based expenses, as follows:

	Fiscal Year Ended January 31,
	2015	2014	2013
Cost of revenues	$53,812	$45,608	$33,757
Research and development	121,193	107,420	76,333
Marketing and sales	286,410	258,571	199,284
General and administrative	103,350	91,681	69,976

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Fiscal Year Ended January 31,
	2015	2014	2013
Net loss	$(262,688)	$(232,175)	$(270,445)
Other comprehensive income (loss), before tax and net of reclassification adjustments:
Foreign currency translation and other gains (losses)	(43,276)	(4,930)	4,783
Unrealized gains (losses) on investments	1,488	8,120	(329)
Other comprehensive income (loss), before tax	(41,788)	3,190	4,454
Tax effect	0	(2,647)	0
Other comprehensive income (loss), net of tax	(41,788)	543	4,454
Comprehensive loss	$(304,476)	$(231,632)	$(265,991)
See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2012	548,146	$548	$1,414,666	$12,683	$159,463	$1,587,360
Exercise of stock options and stock grants to board members for board services	20,237	20	278,986	0	0	279,006
Vested restricted stock units converted to shares	6,564	7	(6)	0	0	1
Shares issued related to business combinations	7,727	8	240,020	0	0	240,028
Shares issued under employee stock plans	2,953	3	69,067	0	0	69,070
Tax benefits from employee stock plans	0	0	7,189	0	0	7,189
Stock-based expenses	0	0	375,841	0	0	375,841
Temporary equity reclassification	0	0	25,129	0	0	25,129
Other comprehensive income, net of tax	0	0	0	4,454	0	4,454
Net loss	0	0	0	0	(270,445)	(270,445)
Balances at January 31, 2013	585,627	$586	$2,410,892	$17,137	$(110,982)	$2,317,633
Exercise of stock options and stock grants to board members for board services	9,952	10	197,012	0	0	197,022
Vested restricted stock units converted to shares	9,265	9	0	0	0	9
Shares issued related to business combinations	2,367	2	81,191	0	0	81,193
Shares issued under employee stock plans	2,932	3	92,482	0	0	92,485
Tax benefits from employee stock plans	0	0	8,048	0	0	8,048
Stock-based expenses	0	0	494,615	0	0	494,615
Temporary equity reclassification	0	0	26,907	0	0	26,907
Equity component of the convertible notes issuance, net	0	0	121,230	0	0	121,230
Purchase of convertible note hedges	0	0	(153,800)	0	0	(153,800)
Issuance of warrants	0	0	84,800	0	0	84,800
Other comprehensive income, net of tax	0	0	0	543	0	543
Net loss	0	0	0	0	(232,175)	(232,175)
Balances at January 31, 2014	610,143	$610	$3,363,377	$17,680	$(343,157)	$3,038,510
Exercise of stock options and stock grants to board members for board services	7,413	8	182,270	0	0	182,278
Vested restricted stock units converted to shares	9,259	9	0	0	0	9
Shares issued related to business combinations	7,185	7	339,076	0	0	339,083
Shares issued under employee stock plans	3,264	4	127,816	0	0	127,820
Tax benefits from employee stock plans	0	0	7,730	0	0	7,730
Settlement of 0.75% convertible notes and related warrants	13,332	13	22,736	0	0	22,749
Stock-based expenses	0	0	561,480	0	0	561,480
Other comprehensive loss, net of tax	0	0	0	(41,788)	0	(41,788)
Net loss	0	0	0	0	(262,688)	(262,688)
Balances at January 31, 2015	650,596	$651	$4,604,485	$(24,108)	$(605,845)	$3,975,183
See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended January 31,
	2015	2014	2013
Operating activities:
Net loss	$(262,688)	$(232,175)	$(270,445)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	448,296	369,423	216,795
Amortization of debt discount and transaction costs	39,620	49,582	24,086
Gain on sales of land and building improvements	(15,625)	0	0
Loss on conversions of convertible senior notes	10,326	214	0
Amortization of deferred commissions	257,642	194,553	154,818
Expenses related to employee stock plans	564,765	503,280	379,350
Excess tax benefits from employee stock plans	(7,730)	(8,144)	(14,933)
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	(544,610)	(424,702)	(183,242)
Deferred commissions	(320,904)	(265,080)	(232,591)
Prepaid expenses and other current assets and other assets	45,819	105,218	(9,718)
Accounts payable, accrued expenses and other liabilities	159,973	(29,043)	193,358
Deferred revenue	798,830	612,343	479,419
Net cash provided by operating activities	1,173,714	875,469	736,897
Investing activities:
Business combinations, net of cash acquired	38,071	(2,617,302)	(579,745)
Proceeds from land activity, net	223,240	0	(4,106)
Deposit for purchase of building and land	(126,435)	0	0
Strategic investments	(93,725)	(31,160)	(9,695)
Purchases of marketable securities	(780,540)	(558,703)	(1,021,287)
Sales of marketable securities	243,845	1,038,284	706,893
Maturities of marketable securities	87,638	36,436	144,623
Capital expenditures	(290,454)	(299,110)	(175,601)
Net cash used in investing activities	(698,360)	(2,431,555)	(938,918)
Financing activities:
Proceeds from borrowings on convertible senior notes, net	0	1,132,750	0
Proceeds from issuance of warrants	0	84,800	0
Purchase of convertible note hedge	0	(153,800)	0
Proceeds from term loan, net	0	298,500	0
Proceeds from revolving credit facility, net	297,325	0	0
Proceeds from employee stock plans	308,989	289,931	351,366
Excess tax benefits from employee stock plans	7,730	8,144	14,933
Payments on convertible senior notes	(568,862)	(5,992)	0
Principal payments on capital lease obligations	(70,663)	(41,099)	(31,754)
Payments on term loan	(285,000)	(15,000)	0
Net cash provided by (used in) financing activities	(310,481)	1,598,234	334,545
Effect of exchange rate changes	(38,391)	(7,758)	7,437
Net increase in cash and cash equivalents	126,482	34,390	139,961
Cash and cash equivalents, beginning of period	781,635	747,245	607,284
Cash and cash equivalents, end of period	$908,117	$781,635	$747,245
See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in thousands)

	Fiscal Year Ended January 31,
	2015	2014	2013
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$24,684	$21,503	$6,890
Income taxes, net of tax refunds	$36,219	$28,870	$53,089
Non-cash financing and investing activities:
Fixed assets acquired under capital leases	$124,099	$492,810	$33,392
Building in progress - leased facility acquired under financing obligation	$85,118	$40,171	$0
Fair value of equity awards assumed	$1,050	$19,037	$37,898
Fair value of common stock issued as consideration for business combinations	$338,033	$69,533	$202,161

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
Significant estimates and assumptions made by management include the determination of:

•	the best estimate of selling price of the deliverables included in multiple deliverable revenue arrangements,

•	the fair value of assets acquired and liabilities assumed for business combinations,

•	the recognition, measurement and valuation of current and deferred income taxes,

•	the fair value of convertible notes,

•	the fair value of stock awards issued and related forfeiture rates,

•	the valuation of strategic investments and the determination of other-than-temporary impairments, and

•	the assessment of determination of impairment of long-lived assets (property and equipment, goodwill and identified intangibles).
Actual results could differ materially from those estimates.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Segments
The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, who is the chief executive officer, in deciding how to allocate resources and assessing performance. Over the past few years, the Company has completed several acquisitions. These acquisitions have allowed the Company to expand its offerings, presence and reach in various market segments of the enterprise cloud computing market. While the Company has offerings in multiple enterprise cloud computing market segments, the Company’s business operates in one operating segment because all of the Company's offerings operate on a single platform and are deployed in an identical way, and the Company’s chief operating decision maker evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.
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
No single customer accounted for more than five percent of accounts receivable at January 31, 2015 and January 31, 2014. No single customer accounted for five percent or more of total revenue during fiscal 2015, 2014 and 2013.
Geographic Locations
As of January 31, 2015 and 2014, assets located outside the Americas were 12 percent and 12 percent of total assets, respectively.
Revenues by geographical region are as follows (in thousands):

	Fiscal Year Ended January 31,
	2015	2014	2013
Americas	$3,868,329	$2,899,837	$2,123,736
Europe	984,919	741,220	525,304
Asia Pacific	520,338	429,946	401,155
	$5,373,586	$4,071,003	$3,050,195
Americas revenue attributed to the United States was approximately 94 percent, 96 percent and 94 percent in fiscal 2015, 2014 and 2013, respectively. No other country represented more than ten percent of total revenue during fiscal 2015, 2014 or 2013.
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
Deferred Revenue
The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services described above and is recognized as the revenue recognition criteria are met. The Company generally invoices customers in annual installments. The deferred revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration, invoice timing, size and new business linearity within the quarter.
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
Accounting for Stock-Based Expense
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

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Fiscal Year Ended January 31,
Stock Options	2015	2014	2013
Volatility	37%	37-43%	43 - 51%
Estimated life	3.6 years	3.4 years	3.7 years
Risk-free interest rate	1.12-1.53%	0.48-1.21%	0.43-0.77%
Weighted-average fair value per share of grants	$17.20	$14.08	$12.94

	Fiscal Year Ended January 31,
ESPP	2015	2014	2013
Volatility	32-35%	31-35%	39 - 46%
Estimated life	0.75 years	0.75 years	0.75 years
Risk-free interest rate	0.07-0.23%	0.07-0.10%	0.03-0.22%
Weighted-average fair value per share of grants	$14.56	$10.30	$11.39
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
Advertising Expenses
Advertising is expensed as incurred. Advertising expense was $203.6 million, $155.8 million and $110.7 million for fiscal 2015, 2014 and 2013, respectively.
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
New Accounting Pronouncement
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) which amended the existing FASB Accounting Standards Codification. This standard establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The standard also provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts. ASU 2014-09 is effective for fiscal 2018, including interim periods within that reporting period.  Early adoption is not permitted. The Company is currently in the process of assessing the adoption methodology, which allows the amendment to be applied retrospectively to each prior period presented, or with the cumulative effect recognized as of the date of initial application. The Company is also evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements and has not determined whether the effect will be material to either its revenue results or its deferred commissions balances.
Reclassifications
Certain reclassifications to the fiscal 2014 balances were made to conform to the current period presentation in the Statement of Cash Flows. These reclassifications include loss on conversions and amortization of debt discount.
2. Investments
Marketable Securities
At January 31, 2015, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$605,724	$3,031	$(481)	$608,274
U.S. treasury securities	73,226	257	(1)	73,482
Mortgage backed obligations	44,181	159	(415)	43,925
Asset backed securities	120,049	131	(43)	120,137
Municipal securities	36,447	115	(25)	36,537
Foreign government obligations	12,023	278	0	12,301
U.S. agency obligations	19,488	26	(4)	19,510
Covered bonds	66,816	1,185	0	68,001
Total marketable securities	$977,954	$5,182	$(969)	$982,167
At January 31, 2014, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$340,706	$1,314	$(170)	$341,850
U.S. treasury securities	16,016	28	0	16,044
Mortgage backed obligations	24,888	281	(93)	25,076
Asset backed securities	38,213	39	(35)	38,217
Municipal securities	2,000	1	(3)	1,998
Foreign government obligations	24,305	171	(2)	24,474
U.S. agency obligations	14,726	9	(10)	14,725
Covered bonds	76,282	717	(1)	76,998
Total marketable securities	$537,136	$2,560	$(314)	$539,382
The duration of the investments classified as marketable securities is as follows (in thousands):

	As of
	January 31, 2015	January 31, 2014
Recorded as follows:
Short-term (due in one year or less)	$87,312	$57,139
Long-term (due after one year)	894,855	482,243
	$982,167	$539,382

As of January 31, 2015, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$185,716	$(468)	$2,650	$(13)	$188,366	$(481)
U.S. treasury securities	3,005	(1)	0	0	3,005	(1)
Mortgage backed obligations	30,853	(397)	1,461	(18)	32,314	(415)
Asset backed securities	52,796	(39)	1,633	(4)	54,429	(43)
Municipal securities	10,552	(24)	999	(1)	11,551	(25)
U.S. agency obligations	1,996	(4)	0	0	1,996	(4)
	$284,918	$(933)	$6,743	$(36)	$291,661	$(969)
The unrealized loss for each of these fixed rate marketable securities were less than $100,000. The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of January 31, 2015. The Company expects to receive the full principal and interest on all of these marketable securities.
Fair Value Measurement
All of the Company’s cash equivalents, marketable securities and foreign currency derivative contracts are classified within Level 1 or Level 2 because the Company’s cash equivalents, marketable securities and foreign currency derivative contracts are valued using quoted market prices or alternative pricing sources and models utilizing observable market inputs. The Company's restricted cash balance of $115.0 million at January 31, 2015 was held in a money market account and is not included in the following table.
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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of January 31, 2015 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of January 31, 2015
Cash equivalents (1):
Time deposits	$0	$292,487	$0	$292,487
Money market mutual funds	13,983	0	0	13,983
Marketable securities:
Corporate notes and obligations	0	608,274	0	608,274
U.S. treasury securities	0	73,482	0	73,482
Mortgage backed obligations	0	43,925	0	43,925
Asset backed securities	0	120,137	0	120,137
Municipal securities	0	36,537	0	36,537
Foreign government obligations	0	12,301	0	12,301
U.S. agency obligations	0	19,510	0	19,510
Covered bonds	0	68,001	0	68,001
Foreign currency derivative contracts (2)	0	10,611	0	10,611
Total Assets	$13,983	$1,285,265	$0	$1,299,248
Liabilities
Foreign currency derivative contracts (3)	$0	$5,694	$0	$5,694
Total Liabilities	$0	$5,694	$0	$5,694
_____________
(1)Included in “cash and cash equivalents” in the accompanying consolidated balance sheet as of January 31, 2015, in addition to $601.6 million of cash.
(2)Included in “prepaid expenses and other current assets” in the accompanying consolidated balance sheet as of January 31, 2015.
(3)Included in “accounts payable, accrued expenses and other liabilities” in the consolidated balance sheet as of January 31, 2015.

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
______________
(1)Included in “cash and cash equivalents” in the accompanying consolidated balance sheet as of January 31, 2014, in addition to $481.0 million of cash.
(2)Included in “prepaid expenses and other current assets” in the accompanying consolidated balance sheet as of January 31, 2014.
(3)Included in “accounts payable, accrued expenses and other liabilities” in the accompanying consolidated balance sheet as of January 31, 2014.
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company uses forward currency derivative contracts to minimize the Company’s exposure to balances primarily denominated in Euros, Japanese yen, Canadian dollars, Australian dollars and British pounds. The Company’s foreign currency derivative contracts, which are not designated as hedging instruments, are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. As of January 31, 2015 and 2014, the foreign currency derivative contracts that were not settled were recorded at fair value on the consolidated balance sheets.
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

Details on outstanding foreign currency derivative contracts related primarily to intercompany receivables and payables are presented below (in thousands):

	As of January 31,
	2015	2014
Notional amount of foreign currency derivative contracts	$942,086	$563,060
Fair value of foreign currency derivative contracts	$4,917	$(203)

The fair value of the Company’s outstanding derivative instruments are summarized below (in thousands):

		Fair Value of Derivative Instruments
		As of January 31,
	Balance Sheet Location	2015	2014
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$10,611	$1,598
Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Accounts payable, accrued expenses and other liabilities	$5,694	$1,801

The effect of the derivative instruments not designated as hedging instruments on the consolidated statements of operations during fiscal 2015, 2014 and 2013, respectively, are summarized below (in thousands):

Derivatives Not Designated as Hedging Instruments	Gains (Losses) on Derivative Instruments Recognized in Income
		Fiscal Year Ended January 31,
	Location	2015	2014	2013
Foreign currency derivative contracts	Other income (expense)	$(1,186)	$108	$16,591
Strategic Investments
As of January 31, 2015, the Company has four investments in marketable equity securities measured using quoted prices in their respective active markets and certain interests in non-marketable equity and debt securities that are collectively considered strategic investments. As of January 31, 2015, the fair value of the Company’s marketable equity securities of $17.8 million includes an unrealized gain of $13.1 million. As of January 31, 2014, the Company had three investments in marketable equity securities that had a fair value of $15.5 million, which included an unrealized gain of $13.3 million. These investments are recorded at fair value in other assets, net on the consolidated balance sheets.
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
As of January 31, 2015 and 2014, the carrying value of the Company’s investments in privately-held companies was $158.0 million and $77.0 million, respectively. These investments are recorded in other assets, net on the consolidated balance sheets. The estimated fair value of the Company's investments in privately-held companies was $280.0 million as of January 31, 2015.

Investment Income
Investment income consists of interest income, realized gains, and realized losses on the Company’s cash, cash equivalents and marketable securities. The components of investment income are presented below (in thousands):

	Fiscal Year Ended January 31,
	2015	2014	2013
Interest income	$10,129	$9,512	$17,903
Realized gains	517	5,952	5,007
Realized losses	(608)	(5,246)	(3,348)
Total investment income	$10,038	$10,218	$19,562
Reclassification adjustments out of accumulated other comprehensive loss into net income (loss) were immaterial for fiscal 2015, 2014 and 2013, respectively.
3. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of January 31,
	2015	2014
Land and building improvements	$0	$297,835
Computers, equipment and software	1,171,762	931,171
Furniture and fixtures	71,881	58,956
Leasehold improvements	376,761	296,390
Building in progress—leased facility	125,289	40,171
	1,745,693	1,624,523
Less accumulated depreciation and amortization	(619,827)	(383,777)
	$1,125,866	$1,240,746
Depreciation and amortization expense totaled $246.6 million, $185.9 million and $101.1 million during fiscal 2015, 2014 and 2013, respectively.
Computers, equipment and software at January 31, 2015 and 2014 included a total of $734.7 million and $612.0 million acquired under capital lease agreements, respectively. Accumulated amortization relating to computers, equipment and software under capital leases totaled $206.7 million and $109.1 million, respectively, at January 31, 2015 and 2014. Amortization of assets under capital leases is included in depreciation and amortization expense.
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
In April 2014, the Company entered into an agreement to sell 8.8 net acres of the undeveloped real estate and a portion of the perpetual parking rights, for which the Company received a nonrefundable deposit in the amount of $30.0 million. As of January 31, 2015, these 8.8 net acres and perpetual parking rights met the criteria to be classified as held for sale. As a result, the Company classified this portion of the Company's land and building improvements, which totaled $137.7 million, and the perpetual parking rights of $5.5 million, as held for sale on the accompanying consolidated balance sheet. The sale of this portion of the Company's undeveloped real estate is expected to close within twelve months and is subject to certain closing conditions. As of January 31, 2015, the fair value of the Company's land, building improvements and perpetual parking rights, based on the expected sale proceeds, exceeds the carrying value.
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
In November 2014, the Company entered into an agreement to purchase real property of approximately 817,000 rentable square feet known as 50 Fremont Street, San Francisco, California for approximately $640.0 million. The Company deposited $114.9 million of the proceeds from the sale of the undeveloped real estate described above into a like-kind exchange account for purposes of purchasing the real property. This deposit is classified as restricted cash on the consolidated balance sheet as of January 31, 2015. The purchase closed in February 2015 (see Note 14 “Subsequent Event” for details).
In December 2012, the Company entered into a lease agreement for approximately 445,000 rentable square feet of office space at 350 Mission Street in San Francisco, California. The space rented is for the total office space available in the building, which is in the process of being constructed. As a result of the Company’s involvement during the construction period, the Company is considered for accounting purposes to be the owner of the construction project. As of January 31, 2015, the Company had capitalized $125.3 million of construction costs, based on the construction costs incurred to date by the landlord, and recorded a corresponding noncurrent financing obligation liability of $125.3 million. As of January 31, 2014, the Company had capitalized $40.2 million of construction costs, based on the construction costs incurred to date by the landlord, and recorded a corresponding noncurrent financing obligation liability of $40.2 million. The total expected financing obligation associated with this lease upon completion of the construction of the building, inclusive of the amounts currently recorded, is $335.8 million, including interest (see Note 10 “Commitments” for future commitment details). The obligation will be settled through monthly lease payments to the landlord once the office space is ready for occupancy.
There was no impairment of long-lived assets during fiscal 2015, 2014 or 2013.
4. Business Combinations
RelateIQ, Inc.
On August 1, 2014, the Company acquired the outstanding stock of RelateIQ, Inc. (“RelateIQ”), a relationship intelligence platform company that uses data science and machine learning to automatically capture data from email, calendars and smartphone calls and provide data science-driven insights in real time. The Company acquired RelateIQ for the assembled workforce and expected synergies with the Company’s current offerings. The Company has included the financial results of RelateIQ in the consolidated financial statements from the date of acquisition, which have not been material to date. The acquisition date fair value of the consideration transferred for RelateIQ was approximately $340.2 million, which consisted of the following (in thousands, except share data):

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

Fiscal Year 2014
ExactTarget
On July 12, 2013, the Company acquired for cash the outstanding stock of ExactTarget, a leading global provider of cross-channel, digital marketing solutions that empower organizations of all sizes to communicate with their customers through the digital channels they use most. The Company acquired ExactTarget to, among other things, create a world-class marketing platform across the channels of email, social, mobile and the web. The Company has included the financial results of ExactTarget in the consolidated financial statements from the date of acquisition. The acquisition date fair value of the consideration transferred for ExactTarget was approximately $2.6 billion, including the proceeds from the Term Loan of $300.0 million (see Note 5 “Debt”), which consisted of the following (in thousands):

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
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed were based on management’s estimates and assumptions. The deferred tax liability established was primarily a result of the difference in the book basis and tax basis related to the identifiable intangible assets. During fiscal 2015, the Company finalized its assessment of fair value of the assets and liabilities assumed at acquisition date. The adjustments made were not material and are not reflected above.
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
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible assets acquired, liabilities assumed and identifiable intangible assets were based on management’s estimates and assumptions. During fiscal 2015, the Company finalized its assessment of fair value of the assets and liabilities assumed at acquisition date. The adjustments made were not material and are not reflected above.
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
Goodwill consisted of the following (in thousands):

Balance as of January 31, 2013	$1,529,378
EdgeSpring	107,165
ExactTarget	1,848,653
Other Acquisitions	20,646
Finalization of acquisition date fair values	(5,019)
Balance as of January 31, 2014	$3,500,823
RelateIQ	289,857
Finalization of acquisition date fair values	(8,020)
Balance as of January 31, 2015	$3,782,660
There was no impairment of goodwill during fiscal 2015, 2014 or 2013.
Intangible Assets
Intangible assets acquired resulting from business combinations are as follows as of January 31, 2015 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life
Acquired developed technology	$674,160	$(371,997)	$302,163	4.3
Customer relationships	409,603	(107,245)	302,358	6.1
Trade name and trademark	38,980	(17,142)	21,838	1.0
Territory rights and other	12,355	(6,522)	5,833	3.1
Total	$1,135,098	$(502,906)	$632,192	5.0

During fiscal 2015, the Company revised the remaining useful life of some of its trade name and trademark intangible assets. The remaining carrying amount of these intangible assets was amortized over that revised remaining useful life prospectively, which resulted in additional amortization expense of $4.5 million recognized in the three months ended Janaury 31, 2015.

Intangible assets acquired resulting from business combinations were as follows as of January 31, 2014 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life
Acquired developed technology	$659,770	$(281,766)	$378,004	4.9
Customer relationships	409,135	(53,669)	355,466	7.0
Trade name and trademark	38,930	(8,721)	30,209	9.0
Territory rights	11,125	(3,963)	7,162	3.8
	$1,118,960	$(348,119)	$770,841	6.0
The expected future amortization expense for purchased intangible assets as of January 31, 2015 is as follows (in thousands):

Fiscal Period:
Fiscal 2016	$154,776
Fiscal 2017	125,144
Fiscal 2018	114,041
Fiscal 2019	100,533
Fiscal 2020	73,191
Thereafter	64,507
Total amortization expense	$632,192
5. Debt
Convertible Senior Notes

	Par Value Outstanding	Equity Component Recorded at Issuance		Liability Component of Par Value as of January 31,
(In thousands)				2015	2014
0.75% Convertible Senior Notes due January 15, 2015	$0	$125,530	(1)	$0	$542,159
0.25% Convertible Senior Notes due April 1, 2018	1,150,000	122,421	(2)	1,070,692	1,046,930
___________
(1)This amount represents the equity component recorded at the initial issuance of the 0.75% convertible senior notes.
(2)This amount represents the equity component recorded at the initial issuance of the 0.25% convertible senior notes.

In January 2010, the Company issued at par value $575.0 million of 0.75% convertible senior notes (the “0.75% Senior Notes”) due January 15, 2015 unless earlier converted. During the twelve months ended January 31, 2015, the outstanding balance of the 0.75% Senior Notes matured, and the Company repaid $568.9 million in cash of principal balance of the 0.75% Senior Notes. The Company also distributed approximately 17.1 million shares of the Company’s common stock to noteholders during the twelve months ended January 31, 2015, which represents the conversion value in excess of the principal amount. The Company received approximately 17.1 million shares of the Company’s common stock from the exercise of the note hedges related to the 0.75% Senior Notes during this same period. The Company recorded a loss of $10.3 million in the twelve months ended January 31, 2015 related to the extinguishment of the 0.75% Senior Notes converted by noteholders. This amount represents the difference between the fair market value allocated to the liability component on the respective settlement dates and the net carrying amount of the liability component and unamortized debt issuance costs on the respective settlement dates.

In March 2013, the Company issued at par value $1.15 billion of 0.25% convertible senior notes (the “0.25% Senior Notes”) due April 1, 2018, unless earlier purchased by the Company or converted. Interest is payable semi-annually, in arrears on April 1 and October 1 of each year.
The 0.25% Senior Notes are governed by an indenture between the Company, as issuer, and U.S. Bank National Association, as trustee. The 0.25% Senior Notes are unsecured and do not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by the Company.
If converted, holders of the 0.25% Senior Notes will receive cash equal to the principal amount, and at the Company’s election, cash, shares of the Company’s common stock, or a combination of cash and shares, for any amounts in excess of the principal amounts.
Certain terms of the conversion features of the 0.25% Senior Notes are as follows:

	Conversion Rate per $1,000 Par Value	Initial Conversion Price per Share	Convertible Date
0.25% Senior Notes	15.0512	$66.44	January 1, 2018
Throughout the term of the 0.25% Senior Notes, the conversion rate may be adjusted upon the occurrence of certain events, including any cash dividends. Holders of the 0.25% Senior Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a Note. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than canceled, extinguished or forfeited.
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
Holders of the 0.25% Senior Notes have the right to require the Company to purchase with cash all or a portion of the Notes upon the occurrence of a fundamental change, such as a change of control, at a purchase price equal to 100% of the principal amount of the 0.25% Senior Notes plus accrued and unpaid interest. Following certain corporate transactions that constitute a change of control, the Company will increase the conversion rate for a holder who elects to convert the 0.25% Senior Notes in connection with such change of control.
In accounting for the issuances of the 0.25% Senior Notes, the Company separated the 0.25% Senior Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 0.25% Senior Notes as a whole. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense over the term of the 0.25% Senior Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.
In accounting for the transaction costs related to the 0.25% Senior Notes issuance, the Company allocated the total amount incurred to the liability and equity components based on its relative values. Transaction costs attributable to the liability component are being amortized to expense over the terms of the 0.25% Senior Notes, and transaction costs attributable to the equity component were netted with the equity component in temporary stockholders’ equity and stockholders’ equity.

The 0.25% Senior Notes and the 0.75% Senior Notes (the “Notes”), consisted of the following (in thousands):

	As of
	January 31, 2015	January 31, 2014
Liability component :
Principal:
0.75% Senior Notes (1)	$0	$568,864
0.25% Senior Notes (1)	1,150,000	1,150,000
Less: debt discount, net
0.75% Senior Notes	0	(26,705)
0.25% Senior Notes (2)	(79,308)	(103,070)
Net carrying amount	$1,070,692	$1,589,089
(1)The effective interest rates of the 0.75% Senior Notes and 0.25% Senior Notes are 5.86% and 2.53%, respectively. These interest rates were based on the interest rates of a similar liability at the time of issuance that did not have an associated convertible feature.
(2)Included in the consolidated balance sheets within Convertible 0.25% Senior Notes (which is classified as a noncurrent liability) and is amortized over the life of the 0.25% Senior Notes using the effective interest rate method.
The total estimated fair values of the Company’s 0.25% Senior Notes at January 31, 2015 was $1.3 billion. The fair value was determined based on the closing trading price per $100 of the 0.25% Senior Notes as of the last day of trading for fiscal 2015.
Based on the closing price of the Company’s common stock of $56.45 on January 31, 2015, the if-converted value of the 0.25% Senior Notes was less than their principal amount.
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
As a result of the conversions and maturity of the 0.75% Senior Notes during fiscal 2015, the Company exercised its rights on the 0.75% Note Hedges and received approximately 17.1 million shares of the Company's common stock during the twelve months ended January 31, 2015 and the 0.75% Note Hedges expired.
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
In December 2014, the Company entered into agreements with each of the 0.75% Warrant counterparties to amend and settle early the 0.75% Warrants prior to their scheduled expiration beginning in April 2015. As a result of this amendment to settle early with the 0.75% Warrant counterparties, the Company issued, in the aggregate, approximately 13.3 million shares to the counterparties to settle, via a net share settlement, the entirety of the 0.75% Warrants.
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
The Credit Agreement contains certain customary affirmative and negative covenants, including a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, a limit on the Company’s ability to incur additional indebtedness, dispose of assets, make certain acquisition transactions, pay dividends or distributions, and certain other restrictions on the Company’s activities each defined specifically in the Credit Agreement. The Company was in compliance with the Credit Agreement’s covenants as of January 31, 2015.
The weighted average interest rate on borrowings under the Credit Facility was 1.7% for the period beginning October 6, 2014 and ended January 31, 2015. As of January 31, 2015, outstanding borrowings under the Credit Facility were $300.0 million, which is recorded as a noncurrent liability on the accompanying consolidated balance sheet.

Interest Expense on Convertible Senior Notes, Term Loan and Revolving Credit Facility
The following table sets forth total interest expense recognized related to the Notes, the Term Loan and the Credit Facility prior to capitalization of interest (in thousands):

	Fiscal Year Ended January 31,
	2015	2014	2013
Contractual interest expense	$10,224	$10,195	$4,313
Amortization of debt issuance costs	4,622	4,470	1,324
Amortization of debt discount	36,575	46,942	25,131
	$51,421	$61,607	$30,768
6. Other Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	January 31, 2015	January 31, 2014
Deferred income taxes, net	$35,528	$49,279
Prepaid income taxes	21,514	23,571
Customer contract asset	16,620	77,368
Prepaid expenses and other current assets	206,892	158,962
	$280,554	$309,180
Customer contract asset reflects future billings of amounts that are contractually committed by ExactTarget’s existing customers as of the acquisition date that will be billed in the next 12 months. As the Company bills these customers this balance will reduce and accounts receivable will increase.
Included in prepaid expenses and other current assets are value-added tax and sales tax receivables associated with the sale of the Company's services to third parties. Value-added tax and sales tax receivables totaled $27.5 million and $28.6 million at January 31, 2015 and 2014, respectively.
Capitalized Software, net
Capitalized software consisted of the following (in thousands):

	As of
	January 31, 2015	January 31, 2014
Capitalized internal-use software development costs, net of accumulated amortization of $136,314 and $101,687, respectively	$96,617	$72,915
Acquired developed technology, net of accumulated amortization of $392,736 and $294,628, respectively	336,781	409,002
	$433,398	$481,917
Capitalized internal-use software amortization expense totaled $35.7 million, $29.2 million and $22.1 million for fiscal 2015, 2014 and 2013, respectively. Acquired developed technology amortization expense totaled $98.4 million, $114.7 million and $80.0 million for fiscal 2015, 2014 and 2013, respectively.
The Company capitalized $5.3 million, $3.5 million and $3.4 million of stock-based expenses related to capitalized internal-use software development and deferred professional services during fiscal 2015, 2014 and 2013, respectively.

Other Assets, net
Other assets consisted of the following (in thousands):

	As of
	January 31, 2015	January 31, 2014
Deferred income taxes, noncurrent, net	$9,275	$9,691
Long-term deposits	19,715	17,970
Purchased intangible assets, net of accumulated amortization of $130,968 and $66,399, respectively	329,971	416,119
Acquired intellectual property, net of accumulated amortization of $15,695 and $11,304, respectively	15,879	11,957
Strategic investments	175,774	92,489
Customer contract asset	1,447	18,182
Other	76,259	47,082
	$628,320	$613,490

Customer contract asset reflects the noncurrent portion of future billings that are contractually committed by ExactTarget’s existing customers as of the acquisition date.

In November 2010, the Company recorded $23.3 million of perpetual parking rights associated with an existing parking garage situated on the Company's undeveloped real estate to purchased intangible assets. During fiscal 2015, the Company sold a portion of these perpetual parking rights and reclassified the remaining parking rights to assets held for sale. The Company has entered into an agreement to sell the remaining portion of the perpetual parking rights and expects the sale to close within twelve months, subject to certain closing conditions.
Purchased intangible assets amortization expense for fiscal 2015, 2014 and 2013 was $64.6 million, $37.6 million and $10.9 million, respectively. Acquired intellectual property amortization expense for fiscal 2015, 2014 and 2013 was $5.0 million, $4.2 million and $3.9 million, respectively.
Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of
	January 31, 2015	January 31, 2014
Accounts payable	$95,537	$64,988
Accrued compensation	457,102	397,002
Accrued other liabilities	321,032	235,543
Accrued income and other taxes payable	184,844	153,026
Accrued professional costs	16,889	15,864
Customer liability, current	13,084	53,957
Accrued rent	14,847	13,944
	$1,103,335	$934,324
Customer liability reflects the legal obligation to provide future services that are contractually committed by ExactTarget’s existing customers but unbilled as of the acquisition date. As these services are invoiced, this balance will reduce and deferred revenue will increase.

Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following (in thousands):

	As of
	January 31, 2015	January 31, 2014
Deferred income taxes and income taxes payable	$94,396	$108,760
Customer liability, noncurrent	1,026	13,953
Financing obligation, building in progress-leased facility	125,289	40,171
Long-term lease liabilities and other	701,612	594,303
	$922,323	$757,187

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
On July 10, 2014, the Company adopted the 2014 Inducement Plan with a reserve of 335,000 shares of common stock for future issuance solely for the granting of inducement stock options and equity awards to new employees, including employees of acquired companies. In addition, approximately 319,000 shares of common stock that remained available for grant under the 2006 Inducement Equity Incentive Plan (the “Prior Inducement Plan”) as of July 9, 2014 were added to the 2014 Inducement Plan share reserve and the Prior Inducement Plan was terminated. Further, any shares of common stock subject to outstanding awards under the Prior Inducement Plan that expire, are forfeited, or are repurchased by the Company will also become available for future grant under the 2014 Inducement Plan. Termination of the Prior Inducement Plan did not affect the outstanding awards previously issued thereunder. The 2014 Inducement Plan was adopted without stockholder approval in reliance on the “employment inducement exemption” provided under the New York Stock Exchange Listed Company Manual.
In September 2011, the Company’s Board of Directors amended and restated the ESPP. In conjunction with the amendment of the ESPP, the Company’s Board of Directors determined that the offerings under the ESPP would commence, beginning with a twelve month offering period starting in December 2011. As of January 31, 2015, $28.7 million has been withheld on behalf of employees for future purchases under the ESPP and is recorded in accounts payable, accrued expenses and other liabilities. Employees purchased 3.3 million shares for $127.8 million and 2.9 million shares for $92.5 million, in fiscal 2015 and 2014, respectively, under the ESPP.
Prior to February 1, 2006, options issued under the Company’s stock option plans generally had a term of 10 years. From February 1, 2006 through July 3, 2013, options issued had a term of five years. After July 3, 2013, options issued have a term of seven years.

Stock activity excluding the ESPP is as follows:

		Options Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2014	55,852,536	28,604,045	$34.26
Increase in shares authorized:
2013 Equity Incentive Plan	3,943,052	0	0.00
2014 Inducement Equity Incentive Plan	1,007,381	0	0.00
2011 Relate IQ Plan	291,361	0	0.00
Options granted under all plans	(9,506,412)	9,506,412	57.87
Restricted stock activity	(18,781,110)	0	0.00
Stock grants to board and advisory board members	(226,883)	0	0.00
Exercised	0	(7,307,213)	24.17
Plan shares expired	(3,135,270)	0	0.00
Canceled	1,344,883	(1,344,883)	34.80
Balance as of January 31, 2015	30,789,538	29,458,361	$44.36	$379,380,854
Vested or expected to vest		27,308,293	$43.65	$369,299,016
Exercisable as of January 31, 2015		11,253,182	$34.37	$248,524,393
The total intrinsic value of the options exercised during fiscal 2015, 2014 and 2013 was $250.3 million, $292.3 million and $506.9 million, respectively. The intrinsic value is the difference between the current market value of the stock and the exercise price of the stock option.
The weighted-average remaining contractual life of vested and expected to vest options is approximately 4.3 years.
As of January 31, 2015, options to purchase 11,253,182 shares were vested at a weighted average exercise price of $34.37 per share and had a remaining weighted-average contractual life of approximately 2.5 years. The total intrinsic value of these vested options as of January 31, 2015 was $248.5 million.
The following table summarizes information about stock options outstanding as of January 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.58 to $27.06	4,664,939	2.9	$22.13	3,282,371	$21.81
$27.56 to $35.87	4,517,449	1.4	34.72	3,856,881	35.06
$36.28 to $39.09	4,854,143	2.8	38.43	2,432,030	38.45
$40.19 to $52.14	714,631	4.9	43.10	199,032	43.25
$52.30	5,023,786	5.8	52.30	1,396,493	52.30
$53.60 to $57.79	2,107,390	6.3	55.12	66,323	54.28
$59.34 to $63.66	7,576,023	6.8	59.46	20,052	59.37
	29,458,361	4.4	$44.36	11,253,182	$34.37

Restricted stock activity is as follows:

	Restricted Stock Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2013	26,782,620	$0.001
Granted	10,884,991	0.001
Canceled	(3,616,383)	0.001
Vested and converted to shares	(9,397,650)	0.001
Balance as of January 31, 2014	24,653,578	$0.001
Granted	11,170,913	0.001
Canceled	(3,174,976)	0.001
Vested and converted to shares	(9,505,507)	0.001
Balance as of January 31, 2015	23,144,008	$0.001	$1,306,479
Expected to vest	19,758,223		$1,115,352
The restricted stock, which upon vesting entitles the holder to one share of common stock for each share of restricted stock, has an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and generally vests over 4 years.
The weighted-average grant date fair value of the restricted stock issued for fiscal 2015, 2014 and 2013 was $58.89, $46.99 and $37.71, respectively.
Common Stock
The following number of shares of common stock were reserved and available for future issuance at January 31, 2015:

Options outstanding	29,458,361
Restricted stock awards and units outstanding	23,144,008
Stock available for future grant:
2013 Equity Incentive Plan	30,202,139
2014 Inducement Equity Incentive Plan	587,399
2004 Employee Stock Purchase Plan	2,849,542
Convertible senior notes	17,308,880
Warrants	17,308,880
120,859,209
During fiscal years 2015, 2014 and 2013, certain board members received stock grants totaling 83,127 shares of common stock, 108,800 shares of common stock and 102,400 shares of common stock, respectively for board services pursuant to the terms described in the 2013 Plan and previously, the 2004 Outside Directors Stock Plan. The expense related to these awards, which was expensed immediately at the time of the issuance, totaled $5.0 million, $4.5 million and $3.8 million for fiscal 2015, 2014 and 2013, respectively.
Preferred Stock
The Company’s board of directors has the authority, without further action by stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. The ability to issue preferred stock could delay or impede a change in control. As of January 31, 2015 and 2014, no shares of preferred stock were outstanding.

8. Income Taxes
Effective Tax Rate
The domestic and foreign components of loss before provision for (benefit from) income taxes consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2015	2014	2013
Domestic	$(211,253)	$(326,392)	$(90,743)
Foreign	(1,832)	(31,543)	(37,051)
	$(213,085)	$(357,935)	$(127,794)
The provision for (benefit from) income taxes consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2015	2014	2013
Current:
Federal	$893	$(10,431)	$12,896
State	1,388	(245)	3,021
Foreign	50,493	39,784	30,261
Total	52,774	29,108	46,178
Deferred:
Federal	8,771	(128,798)	72,656
State	(10,830)	(22,012)	28,538
Foreign	(1,112)	(4,058)	(4,721)
Total	(3,171)	(154,868)	96,473
Provision for (benefit from) for income taxes	$49,603	$(125,760)	$142,651

During fiscal 2015, 2014 and 2013, the Company recorded net tax benefits that resulted from allocating certain tax effects related to exercises of stock options and vesting of restricted stock directly to stockholders’ equity in the amount of $7.7 million, $8.0 million and $7.2 million, respectively.
During fiscal 2013, the Company established a valuation allowance for a significant portion of its deferred tax assets and recognized a tax expense of $186.8 million. During fiscal 2014, the Company recorded a partial release of its valuation allowance primarily in connection with the acquisition of ExactTarget. Due to the ExactTarget acquisition, a deferred tax liability was recorded for the book-tax basis difference related to purchased intangibles. The net deferred tax liability from acquisitions provided an additional source of income to support the realizability of the Company’s pre-existing deferred tax assets and as a result, the Company released a portion of its valuation allowance and recorded a tax benefit of $143.1 million for fiscal 2014. In fiscal 2015, the Company recorded income taxes in profitable jurisdictions outside the U.S., which was partially offset by tax benefits from current year losses incurred by ExactTarget in certain state jurisdictions.

A reconciliation of income taxes at the statutory federal income tax rate to the provision for (benefit from) income taxes included in the accompanying consolidated statements of operations is as follows (in thousands):

	Fiscal Year Ended January 31,
	2015	2014	2013
U.S. federal taxes at statutory rate	$(74,580)	$(125,277)	$(44,729)
State, net of the federal benefit	(5,332)	(10,780)	(969)
Foreign taxes in excess of the U.S. statutory rate	29,880	33,412	16,931
Change in valuation allowance	100,143	(25,048)	186,806
Tax credits	(28,056)	(22,293)	(17,670)
Non-deductible expenses	26,224	21,407	4,807
Tax expense/(benefit) from acquisitions	2,341	1,811	(3,568)
Other, net	(1,017)	1,008	1,043
	$49,603	$(125,760)	$142,651

In December 2014, the Tax Increase Prevention Act of 2014 was signed into law, which retroactively renewed expired provisions including research and development tax credits through the end of calendar year 2014. The enacted law change did not impact the Company's tax provision as the retroactive benefit of the research tax credits was fully offset by an increase in valuation allowance.
The Company receives certain tax incentives in Switzerland and Singapore in the form of reduced tax rates. The tax reduction program in Switzerland expired in fiscal 2015, and the program in Singapore will expire in fiscal 2016.

Deferred Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	As of January 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$252,858	$259,465
Deferred stock-based expense	96,753	82,840
Tax credits	152,715	107,381
Deferred rent expense	58,849	47,063
Accrued liabilities	92,506	79,235
Deferred revenue	15,664	8,522
Basis difference on investment	24,637	11,999
Financing obligation	84,095	63,673
Other	20,017	17,762
Total deferred tax assets	798,094	677,940
Less valuation allowance	(293,097)	(180,223)
Deferred tax assets, net of valuation allowance	504,997	497,717
Deferred tax liabilities:
Deferred commissions	(107,197)	(87,625)
Purchased intangibles	(213,920)	(259,409)
Unrealized gains on investments	(1,793)	(5,232)
Depreciation and amortization	(171,908)	(144,752)
Other	(3,157)	(3,599)
Total deferred tax liabilities	(497,975)	(500,617)
Net deferred tax assets	$7,022	$(2,900)

At January 31, 2015, for federal income tax purposes, the Company had net operating loss carryforwards of approximately $2.1 billion, which expire in fiscal 2021 through fiscal 2035, federal research and development tax credits of approximately $110.6 million, which expire in fiscal 2020 through fiscal 2035, foreign tax credits of approximately $21.5 million, which expire in fiscal 2019 through fiscal 2025, and minimum tax credits of $0.7 million, which have no expiration date. For California income tax purposes, the Company had net operating loss carryforwards of approximately $843.3 million which expire beginning in fiscal 2016 through fiscal 2035, California research and development tax credits of approximately $92.0 million, which do not expire, and $9.5 million of enterprise zone tax credits, which expire in fiscal 2025. For other states income tax purposes, the Company had net operating loss carryforwards of approximately $934.7 million which expire beginning in fiscal 2016 through fiscal 2035 and tax credits of approximately $9.5 million, which expire beginning in fiscal 2021 through fiscal 2025. Utilization of the Company’s net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.
The Company regularly assesses the need for a valuation allowance against its deferred tax assets by considering both positive and negative evidence related to the likelihood of the realization of its deferred taxes to determine if it is more-likely-than-not that some or all of its deferred tax assets will be realized. The Company recorded a valuation allowance as it considered its cumulative loss in recent years as a significant piece of negative evidence. During fiscal 2015, the valuation allowance increased by $112.9 million, primarily due to research tax credits and other US deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions going forward and adjust the valuation allowance accordingly.

The excess tax benefits associated with stock option exercises are recorded directly to stockholders’ equity only when such benefits are realized following the tax law ordering approach. As a result, the excess tax benefits included in net operating loss carryforwards but are not reflected in deferred tax assets for fiscal 2015 and 2014 are $527.2 million and $408.8 million, respectively.
Tax Benefits Related to Stock-Based Expense
The total income tax benefit related to stock-based awards was $170.8 million, $147.8 million and $113.9 million for fiscal 2015, 2014 and 2013, respectively, the majority of which was not recognized as a result of the valuation allowance.
Unrecognized Tax Benefits and Other Considerations
The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. Certain prior year tax returns are currently being examined by various taxing authorities in countries including the United States, Japan, Germany, Swtizerland and the United Kingdom. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50 percent likely to be realized upon settlement with the taxing authority. The Company had gross unrecognized tax benefits of $146.2 million, $102.3 million and $75.1 million as of January 31, 2015, 2014 and 2013 respectively.
A reconciliation of the beginning and ending balance of total unrecognized tax benefits for fiscal years 2015, 2014 and 2013 is as follows (in thousands):

	Fiscal Year Ended January 31,
	2015	2014	2013
Balance as of February 1,	$102,275	$75,144	$51,971
Tax positions taken in prior period:
Gross increases	17,938	8,420	7,304
Gross decreases	(1,967)	(4,466)	(4,460)
Tax positions taken in current period:
Gross increases	34,226	27,952	24,401
Settlements	0	0	(121)
Lapse of statute of limitations	(1,224)	(5,205)	(4,159)
Currency translation effect	(5,060)	430	208
Balance as of January 31,	$146,188	$102,275	$75,144

For fiscal 2015, 2014 and 2013 total unrecognized tax benefits in an amount of $44.6 million, $34.9 million and $32.3 million respectively, if recognized, would reduce income tax expense and the Company’s effective tax rate after considering the impact of the change in valuation allowance in the U.S.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the income tax provision. The Company accrued penalties and interest in the amount of $1.3 million, $0.6 million and $0.3 million in income tax expense during fiscal 2015, 2014 and 2013, respectively. The balance in the non-current income tax payable related to penalties and interest was $4.6 million, $3.3 million and $1.7 million as of January 31, 2015, 2014 and 2013, respectively.
The Company has operations and taxable presence in multiple jurisdictions in the U.S. and outside of the U.S. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions around the world. The Company currently considers U.S. federal and state, Canada, Japan, Germany, France and the United Kingdom to be major tax jurisdictions. The Company’s U.S. federal and state tax returns since February 1999, which was the inception of the Company, remain open to examination. With some exceptions, tax years prior to fiscal 2008 in jurisdictions outside of U.S. are generally closed. However, in Japan and United Kingdom, the Company is no longer subject to examinations for years prior to fiscal 2010 and fiscal 2011, respectively.

The Company is currently under audit by the U.S. Internal Revenue Service and California Franchise Tax Board for fiscal 2011 to 2012 and fiscal 2009 to 2010, respectively. Additionally, examinations are conducted in other international jurisdictions, including Japan, Germany, Switzerland and the United Kingdom. The Company regularly evaluates its uncertain tax positions and the likelihood of outcomes from these tax examinations. Significant judgment and estimates are necessary in the determination of income tax reserves. Although it is often difficult to predict the outcomes of tax examinations, the Company believes that it has provided adequate reserves for its income tax uncertainties. In the next twelve months, as some of these ongoing examinations are completed and tax positions in these tax years meet the conditions of being effectively settled, the Company anticipates it is reasonably possible that a decrease of unrecognized tax benefits up to approximately $23 million may occur.
9. Earnings/Loss Per Share
Basic earnings/loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the fiscal period. Diluted earnings/loss per share is computed by giving effect to all potential weighted average dilutive common stock, including options, restricted stock units, warrants and the convertible senior notes. The dilutive effect of outstanding awards and convertible securities is reflected in diluted earnings per share by application of the treasury stock method. Diluted loss per share for fiscal 2015, 2014 and 2013 are the same as basic loss per share as there is a net loss in these periods and inclusion of potentially issuable shares is anti-dilutive.
A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands):

	Fiscal Year Ended January 31,
	2015	2014	2013
Numerator:
Net loss	$(262,688)	$(232,175)	$(270,445)
Denominator:
Weighted-average shares outstanding for basic loss per share	624,148	597,613	564,896
Effect of dilutive securities:
Convertible senior notes	0	0	0
Employee stock awards	0	0	0
Warrants	0	0	0
Adjusted weighted-average shares outstanding and assumed conversions for diluted loss per share	624,148	597,613	564,896
The weighted-average number of shares outstanding used in the computation of basic and diluted earnings/loss per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings/loss per share because the effect would have been anti-dilutive (in thousands):

	Fiscal Year Ended January 31,
	2015	2014	2013
Stock awards	22,157	19,664	30,068
Convertible senior notes	25,953	43,965	26,940
Warrants	37,517	44,253	26,944
10. Commitments
Letters of Credit
As of January 31, 2015, the Company had a total of $63.8 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through December 2030.
Leases
The Company leases facilities space and certain fixed assets under non-cancelable operating and capital leases with various expiration dates.

As of January 31, 2015, the future minimum lease payments under non-cancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases	Financing Obligation, Building in Progress-Leased Facility(1)
Fiscal Period:
Fiscal 2016	$104,825	$289,547	$1,777
Fiscal 2017	113,982	267,377	16,877
Fiscal 2018	118,259	224,359	21,107
Fiscal 2019	112,807	186,936	21,551
Fiscal 2020	201,471	186,385	21,995
Thereafter	0	1,124,370	252,517
Total minimum lease payments	651,344	$2,278,974	$335,824
Less: amount representing interest	(84,477)
Present value of capital lease obligations	$566,867
______________
(1) Total Financing Obligation, Building in Progress-Leased Facility noted above represents the total obligation on the lease agreement noted in Note 3 “Property and Equipment” and includes $125.3 million that was recorded to Financing obligation, building in progress-leased facility, which is included in Other noncurrent liabilities on the balance sheet.
The Company’s agreements for the facilities and certain services provide the Company with the option to renew. The Company’s future contractual obligations would change if the Company exercised these options.
The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Of the total operating lease commitment balance of $2.3 billion, approximately $2.0 billion is related to facilities space. The remaining commitment amount is related to computer equipment, other leases, data center capacity and our development and test data center.
In April 2014, the Company entered into an office lease agreement to lease approximately 714,000 rentable square feet of an office building located in San Francisco, California that is under construction. The lease payments associated with the lease will be approximately $560.0 million over the 15.5 year term of the lease, beginning in the Company's first quarter of fiscal 2018, which is reflected above under Operating Leases.
In February 2015, the Company acquired an office building totaling approximately 817,000 rentable square feet. As of January 31, 2015, approximately 500,000 square feet of the building was being leased by the Company (see Note 14 “Subsequent Event”). The lease, which was signed in January 2012, is reflected above under Operating Leases, and the commitment totals $238.5 million. The operating lease commitment is as follows: $16.1 million during fiscal 2016; $16.6 million during fiscal 2017; $17.1 million during fiscal 2018; $17.6 million during fiscal 2019; $18.1 million during fiscal 2020; and $153.0 million thereafter. Beginning in the quarter ending April 30, 2015, this commitment will be excluded from future operating lease obligations.
Rent expense for fiscal 2015, 2014 and 2013 was $162.8 million, $123.6 million and $88.3 million, respectively.
In December 2014, the Company entered into an agreement with a third party provider under which the Company will purchase certain infrastructure services for three years. The agreement provides that the Company will pay $33.0 million in fiscal 2016 and $36.0 million in both fiscal 2017 and 2018 for infrastructure services under the agreement.
11. Employee Benefit Plan
The Company has a 401(k) plan covering all eligible employees in the United States and Canada. Since January 1, 2006, the Company has been contributing to the plan. Total Company contributions during fiscal 2015, 2014 and 2013, were $38.1 million, $27.9 million and $22.1 million, respectively.

12. Legal Proceedings and Claims
In the ordinary course of business, the Company is or may be involved in various legal proceedings and claims related to alleged infringement of third-party patents and other intellectual property rights, commercial, corporate and securities, labor and employment, class actions, wage and hour, and other claims. The Company has been, and may in the future be, put on notice and/or sued by third parties for alleged infringement of their proprietary rights, including patent infringement.
During fiscal 2015, the Company received a communication from a large technology company alleging that the Company infringed certain of its patents.  The Company continues to analyze this claim.  No litigation has been filed to date.  There can be no assurance that this claim will not lead to litigation in the future.  The resolution of this claim is not expected to have a material adverse effect on the Company's financial condition, but it could be material to the net income or cash flows or both of a particular quarter.
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
13. Related-Party Transactions
In January 1999, the Salesforce.com Foundation, which recently became a private Foundation, also referred to as the Foundation, was chartered to build philanthropic programs that are focused on youth and technology. Beginning in 2008, Salesforce.org, which is a non-profit mutual benefit corporation, was established to resell the Company’s services to nonprofit organizations and certain higher education organizations. The Company’s chairman is the chairman of both the Foundation and Salesforce.org. The Company’s chairman, one of the Company’s employees and one of the Company’s board members hold three of the Foundation’s nine board seats. The Company’s chairman and one of the Company’s employees hold two of Salesforce.org’s six board seats. The Company does not control the Foundation’s or Salesforce.org's activities, and accordingly, the Company does not consolidate either of the related entities' statement of activities with its financial results.
Since the Foundation’s inception, the Company has provided at no charge certain resources to Foundation employees such as office space. The value of these items was approximately $1.3 million for fiscal 2015.
Additionally, the Company has donated subscriptions to the Company’s service to other qualified non-profit organizations. The Company also allows Salesforce.org to resell the Company’s service to non-profit organizations and certain higher education entities. The Company does not charge Salesforce.org for these subscriptions, so revenue from subscriptions provided to non-profit organizations is provided to the Foundation to fund its charitable work. The value of the subscriptions pursuant to reseller agreements was approximately $45.4 million for fiscal 2015. The Company plans to continue these programs.
14. Subsequent Event

In February 2015, the Company acquired 50 Fremont Street, a 41-story building totaling approximately 817,000 rentable square feet located in San Francisco, California (“50 Fremont”). The Company acquired 50 Fremont for the purpose of expanding its global headquarters in San Francisco. The acquisition will be accounted for as a business combination. As of January 31, 2015, the Company was leasing approximately 500,000 square feet of the available space in 50 Fremont.
Beginning with the fiscal quarter ended April 30, 2015, the Company will include the financial results of 50 Fremont in its condensed consolidated financial statements from the date of acquisition. The total purchase price for 50 Fremont of $629.3 million included $322.6 million in cash, $115.0 million of proceeds from a like-kind exchange account from the sale of the undeveloped real estate described in Note 3 “Property and Equipment,” and the assumption of a $200.0 million loan secured by 50 Fremont. In connection with the purchase, the Company will recognize a non-cash gain totaling approximately $42.0 million on the termination of the lease signed in January 2012 and the preliminary tax impact is insignificant after considering the impact of the valuation allowance.

15. Selected Quarterly Financial Data (Unaudited)
Selected summarized quarterly financial information for fiscal 2015 and 2014 is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
	(in thousands, except per share data)
Fiscal 2015
Revenues	$1,226,772	$1,318,551	$1,383,655	$1,444,608	$5,373,586
Gross profit	934,467	1,010,720	1,050,444	1,088,685	4,084,316
Loss from operations	(55,341)	(33,434)	(22,042)	(34,816)	(145,633)
Net loss	(96,911)	(61,088)	(38,924)	(65,765)	(262,688)
Basic net loss per share	$(0.16)	$(0.10)	$(0.06)	$(0.10)	$(0.42)
Diluted net loss per share	$(0.16)	$(0.10)	$(0.06)	$(0.10)	$(0.42)
Fiscal 2014
Revenues	$892,633	$957,094	$1,076,034	$1,145,242	$4,071,003
Gross profit	683,639	739,377	807,847	871,712	3,102,575
Loss from operations	(44,540)	(39,857)	(97,931)	(103,746)	(286,074)
Net income (loss)	(67,721)	76,603	(124,434)	(116,623)	(232,175)
Basic net income (loss) per share	$(0.12)	$0.13	$(0.21)	$(0.19)	$(0.39)
Diluted net income (loss) per share	$(0.12)	$0.12	$(0.21)	$(0.19)	$(0.39)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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

(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2015 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2015. We reviewed the results of management’s assessment with our Audit Committee.
The effectiveness of our internal control over financial reporting as of January 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
(c) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended January 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
(d) Inherent Limitations on Effectiveness of Controls
Our management, including our chief executive officer and chief financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.	OTHER INFORMATION
None.

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
We have adopted a code of ethics, our Code of Conduct, which applies to all employees, including our principal executive officer, Marc Benioff, chief financial officer, Mark Hawkins, principal accounting officer, Joe Allanson, and all other executive officers. The Code of Conduct is available on our website at http://www.salesforce.com/company/investor/governance/. A copy may also be obtained without charge by contacting Investor Relations, salesforce.com, inc., The Landmark @ One Market, Suite 300, San Francisco, California 94105 or by calling (415) 901-7000.
We plan to post on our website at the address described above future amendments and waivers of our Code of Conduct as permitted under applicable NYSE and SEC rules.

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
(c) Financial Statement Schedules.

salesforce.com, inc.
Schedule II Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions	Deductions Write-offs	Balance at End of Year
Fiscal year ended January 31, 2015
Allowance for doubtful accounts	$4,769,000	$6,867,000	$(3,490,000)	$8,146,000
Fiscal year ended January 31, 2014
Allowance for doubtful accounts	$1,853,000	$7,963,000	$(5,047,000)	$4,769,000
Fiscal year ended January 31, 2013
Allowance for doubtful accounts	$1,273,000	$6,350,000	$(5,770,000)	$1,853,000

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 5, 2015
salesforce.com, inc.

	By:	/S/ MARK HAWKINS
Mark Hawkins
Executive Vice President and
Chief Financial Officer

Dated: March 5, 2015
salesforce.com, inc.

	By:	/S/ JOE ALLANSON
Joe Allanson
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)
POWER OF ATTORNEY AND SIGNATURES
KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Marc Benioff, Mark Hawkins, Burke Norton and Joe Allanson, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARC BENIOFF	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 5, 2015
Marc Benioff

/s/ MARK HAWKINS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 5, 2015
Mark Hawkins

/s/ JOE ALLANSON	Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 5, 2015
Joe Allanson

/s/ KEITH BLOCK	Director, President and Vice Chairman	March 5, 2015
Keith Block

/s/ CRAIG CONWAY	Director	March 5, 2015
Craig Conway

Signature	Title	Date

/s/ ALAN HASSENFELD	Director	March 5, 2015
Alan Hassenfeld

/s/ COLIN POWELL	Director	March 5, 2015
Colin Powell

/s/ SANFORD R. ROBERTSON	Director	March 5, 2015
Sanford R. Robertson

/s/ JOHN V. ROOS	Director	March 5, 2015
John V. Roos

/s/ LAWRENCE TOMLINSON	Director	March 5, 2015
Lawrence Tomlinson

/s/ ROBIN WASHINGTON	Director	March 5, 2015
Robin Washington

/s/ MAYNARD WEBB	Director	March 5, 2015
Maynard Webb

/s/ SUSAN WOJCICKI	Director	March 5, 2015
Susan Wojcicki

Index to Exhibits

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
2.1	Acquisition Agreement dated as of June 3, 2013, by and among salesforce.com, inc., Excalibur Acquisition Corp. and ExactTarget, Inc.		8-K	001-32224	2.1	6/4/2013
3.1	Amended and Restated Certificate of Incorporation of salesforce.com, inc.		8-K	001-32224	3.1	6/11/2013
3.2	Amended and Restated Bylaws of salesforce.com, inc.		8-K	001-32224	3.2	6/11/2013
4.1	Specimen Common Stock Certificate		S-1/A	333-111289	4.2	4/20/2004
4.2	Indenture dated March 18, 2013 between salesforce.com, inc. and U.S. Bank National Association including the form of 0.25% Convertible Senior Notes due 2018 therein		8-K	001-32224	4.1	3/18/2013
10.1*	Form of Indemnification Agreement between salesforce.com, inc. and its officers and directors		S-1/A	333-111289	10.1	4/20/2004
10.2*	1999 Stock Option Plan, as amended		10-K	001-32224	10.2	3/15/2006
10.3*	2004 Equity Incentive Plan, as amended		10-Q	001-32224	10.1	8/22/2008
10.4*	2004 Employee Stock Purchase Plan, as amended		10-Q	001-32224	10.3	11/29/2011
10.5*	2004 Outside Directors Stock Plan, as amended		10-K	001-32224	10.5	3/23/2011
10.6*	2006 Inducement Equity Incentive Plan, as amended		8-K	001-32224	10.1	6/8/2012
10.7*	Kokua Bonus Plan, as amended and restated December 5, 2014, effective February 1, 2015	X
10.8	Resource Sharing Agreement dated as of January 29, 2009 between salesforce.com, inc., salesforce.com foundation, and salesforce.org		10-K	001-32224	10.10	3/9/2009
10.9	Reseller Agreement dated as of January 30, 2009 between salesforce.com, inc. and salesforce.org, as amended		10-Q	001-32224	10.1	5/25/2012
10.10*	Form of Offer Letter for Executive Officers and schedule of omitted details thereto		10-K	001-32224	10.11	3/9/2012
10.11*	Form of Change of Control and Retention Agreement as entered into with Marc Benioff		10-K	001-32224	10.13	3/9/2009
10.12*	Form of Change of Control and Retention Agreement as entered into with non-CEO Executive Officers		10-K	001-32224	10.14	3/9/2009

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
10.13	Form of Convertible Bond Hedge Confirmation		8-K	001-32224	10.2	3/18/2013
10.14	Form of Warrant Confirmation		8-K	001-32224	10.3	3/18/2013
10.15*	Employment Offer Letter, dated May 2, 2013 between salesforce.com, inc. and Keith Block		8-K	001-32224	10.1	6/11/2013
10.16*	2013 Equity Incentive Plan and related forms of equity award agreements		8-K	001-32224	10.2	6/11/2013
10.17	Credit Agreement, dated as of July 11, 2013, by and among salesforce.com, inc., the guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent		8-K	001-32224	10.1	7/15/2013
10.18	Office Lease dated as of April 10, 2014 by and between salesforce.com, inc. and Transbay Tower LLC		10-Q	001-32224	10.2	5/30/2014
10.19*	Transition Services Agreement dated February 27, 2014 by and between salesforce.com and Graham Smith		10-Q	001-32224	10.3	5/30/2014
10.20*	2014 Inducement Equity Incentive Plan and related forms of equity award agreements		8-K	001-32224	10.1	7/11/2014
10.21*	Employment Offer Letter, dated June 11, 2014, between salesforce.com, inc. and Mark Hawkins		8-K	001-32224	10.2	6/30/2014
10.22	Amendment No. 1 to Credit Agreement, dated as of June 30, 2014, by and among salesforce.com, inc., the guarantors from time to time party thereto and Bank of America, N.A., as Administrative Agent		10-Q	001-32224	10.3	8/26/2014
10.23*	RelateIQ, Inc. 2011 Stock Plan and related forms of equity award agreements		S-8	333-198361	4.1	8/26/2014
10.24	Credit Agreement, dated as of October 6, 2014, by and among salesforce.com, inc., the guarantors from time to time party thereto, the lenders from time to time party thereto and Wells Fargo Bank, N.A., as Administrative Agent.		8-K	001-32224	10.10	10/6/2014
10.25	Purchase and Sale Agreement, dated November 10, 2014, between salesforce.com, inc. and 50 Fremont Tower, LLC		10-Q	001-32224	10.2	11/26/2014

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
10.26*	Leave of Absence Agreement, dated November 24, 2014, between salesforce.com, inc. and George Hu		10-Q	001-32224	10.3	11/26/2014
10.27	Letter Agreement between salesforce.com, inc. and Goldman, Sachs & Co., dated December 17, 2014		8-K	001-32224	10.1	12/19/2014
10.28	Letter Agreement between salesforce.com, inc. and Deutsche Bank AG, London Branch, dated December 17, 2014		8-K	001-32224	10.2	12/19/2014
10.29	Settlement Agreement between salesforce.com, inc. and Bank of America, N.A., dated December 17, 2014		8-K	001-32224	10.3	12/19/2014
21.1	List of Subsidiaries	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)	X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.