Form 10-Q
period 2015-04-30
SALESFORCE COM INC
filed 2015-05-22
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2015, there were approximately 656.0 million shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

salesforce.com, inc.
Condensed Consolidated Balance Sheets
(in thousands)

	April 30, 2015	January 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$941,956	$908,117
Short-term marketable securities	77,059	87,312
Accounts receivable, net	926,381	1,905,506
Deferred commissions	208,101	225,386
Prepaid expenses and other current assets	310,983	280,554
Land and building improvements held for sale	140,345	143,197
Total current assets	2,604,825	3,550,072
Marketable securities, noncurrent	903,461	894,855
Property and equipment, net	1,737,094	1,125,866
Deferred commissions, noncurrent	153,018	162,796
Capitalized software, net	421,323	433,398
Goodwill	3,791,583	3,782,660
Other assets, net	754,378	628,320
Restricted cash	0	115,015
Total assets	$10,365,682	$10,692,982
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$928,105	$1,103,335
Deferred revenue	3,032,771	3,286,768
Total current liabilities	3,960,876	4,390,103
Convertible 0.25% senior notes, net	1,076,727	1,070,692
Loan assumed on 50 Fremont	198,776	0
Revolving credit facility	0	300,000
Deferred revenue, noncurrent	24,049	34,681
Other noncurrent liabilities	870,051	922,323
Total liabilities	6,130,479	6,717,799
Stockholders’ equity:
Common stock	656	651
Additional paid-in capital	4,864,652	4,604,485
Accumulated other comprehensive loss	(28,352)	(24,108)
Accumulated deficit	(601,753)	(605,845)
Total stockholders’ equity	4,235,203	3,975,183
Total liabilities and stockholders’ equity	$10,365,682	$10,692,982

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2015	2014
Revenues:
Subscription and support	$1,405,287	$1,147,306
Professional services and other	105,880	79,466
Total revenues	1,511,167	1,226,772
Cost of revenues (1)(2):
Subscription and support	274,241	208,947
Professional services and other	107,561	83,358
Total cost of revenues	381,802	292,305
Gross profit	1,129,365	934,467
Operating expenses (1)(2):
Research and development	222,128	188,358
Marketing and sales	736,938	639,355
General and administrative	175,811	162,095
Operating lease termination resulting from purchase of 50 Fremont, net	(36,617)	0
Total operating expenses	1,098,260	989,808
Income (loss) from operations	31,105	(55,341)
Investment income	4,561	1,778
Interest expense	(16,675)	(20,359)
Other expense (1)(3)	(918)	(10,847)
Income (loss) before provision for income taxes	18,073	(84,769)
Provision for income taxes	(13,981)	(12,142)
Net income (loss)	$4,092	$(96,911)
Basic net income (loss) per share	$0.01	$(0.16)
Diluted net income (loss) per share	$0.01	$(0.16)
Shares used in computing basic net income (loss) per share	653,809	612,512
Shares used in computing diluted net income (loss) per share	664,310	612,512
_______________
(1) Amounts include amortization of purchased intangibles from business combinations, as follows:

	Three Months Ended April 30,
	2015	2014
Cost of revenues	$19,690	$28,672
Marketing and sales	20,027	14,965
Other non-operating expense	815	0
(2) Amounts include stock-based expense, as follows:

	Three Months Ended April 30,
	2015	2014
Cost of revenues	$15,381	$11,810
Research and development	31,242	27,284
Marketing and sales	70,534	67,133
General and administrative	25,403	24,865
(3) Amount includes approximately $8.5 million loss on conversions of our convertible 0.75% senior notes due January 2015 recognized during the three months ended April 30, 2014.

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2015	2014
Net income (loss)	$4,092	$(96,911)
Other comprehensive loss, before tax and net of reclassification adjustments:
Foreign currency translation and other gains (losses)	(1,855)	3,115
Unrealized losses on investments	(2,389)	(5,497)
Other comprehensive loss, before tax	(4,244)	(2,382)
Tax effect	0	0
Other comprehensive loss, net of tax	(4,244)	(2,382)
Comprehensive loss	$(152)	$(99,293)

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2015	2014
Operating activities:
Net income (loss)	$4,092	$(96,911)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	127,927	110,808
Amortization of debt discount and transaction costs	5,861	11,791
50 Fremont lease termination, net	(36,617)	0
Loss on conversions of convertible senior notes	0	8,529
Amortization of deferred commissions	77,155	59,855
Expenses related to employee stock plans	142,560	131,092
Excess tax benefits from employee stock plans	(4,224)	(9,041)
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	979,170	676,682
Deferred commissions	(50,092)	(40,896)
Prepaid expenses and other current assets and other assets	(11,274)	4,277
Accounts payable, accrued expenses and other liabilities	(239,072)	(185,599)
Deferred revenue	(264,629)	(197,500)
Net cash provided by operating activities	730,857	473,087
Investing activities:
Business combination, net of cash acquired	(12,470)	0
Purchase of 50 Fremont land and building	(425,376)	0
Deposit for purchase of 50 Fremont land and building	115,015	0
Non-refundable amounts received for sale of land available for sale	2,852	30,000
Strategic investments	(144,462)	(16,246)
Purchases of marketable securities	(207,225)	(250,536)
Sales of marketable securities	192,184	79,312
Maturities of marketable securities	14,446	7,198
Capital expenditures	(71,087)	(60,098)
Net cash used in investing activities	(536,123)	(210,370)
Financing activities:
Proceeds from employee stock plans	155,015	73,795
Excess tax benefits from employee stock plans	4,224	9,041
Payments on convertible senior notes	0	(283,892)
Principal payments on capital lease obligations	(16,825)	(10,594)
Payments on revolving credit facility and term loan	(300,000)	(7,500)
Net cash used in financing activities	(157,586)	(219,150)
Effect of exchange rate changes	(3,309)	2,689
Net increase in cash and cash equivalents	33,839	46,256
Cash and cash equivalents, beginning of period	908,117	781,635
Cash and cash equivalents, end of period	$941,956	$827,891

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2015	2014
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$4,252	$8,667
Income taxes, net of tax refunds	$10,581	$9,994
Non-cash financing and investing activities:
Fixed assets acquired under capital leases	$2,960	$5,886
Building in progress - leased facility acquired under financing obligation	$19,966	$12,760
Fair value of loan assumed on 50 Fremont	$198,751	$0

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
Fiscal Year
The Company’s fiscal year ends on January 31. References to fiscal 2016, for example, refer to the fiscal year ending January 31, 2016.
Basis of Presentation
The accompanying condensed consolidated balance sheet as of April 30, 2015 and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of cash flows for the three months ended April 30, 2015 and 2014, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2015 was derived from the audited consolidated financial statements that are included in the Company’s Form 10-K for the fiscal year ended January 31, 2015, which was filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2015. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s fiscal 2015 Form 10-K.
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments necessary for the fair presentation of the Company’s balance sheet as of April 30, 2015, and its results of operations, including its comprehensive loss, and its cash flows for the three months ended April 30, 2015 and 2014. All adjustments are of a normal recurring nature. The results for the three months ended April 30, 2015 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2016.
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
No single customer accounted for more than five percent of accounts receivable at April 30, 2015 and January 31, 2015. No single customer accounted for five percent or more of total revenue during the three months ended April 30, 2015 and 2014.
Geographic Locations
As of April 30, 2015 and January 31, 2015, assets located outside the Americas were 13 percent and 12 percent of total assets, respectively.
Revenues by geographical region are as follows (in thousands):

	Three Months Ended April 30,
	2015	2014
Americas	$1,115,120	$876,377
Europe	258,805	230,810
Asia Pacific	137,242	119,585
	$1,511,167	$1,226,772
Americas revenue attributed to the United States was approximately 95 percent and 94 percent during the three months ended April 30, 2015 and 2014, respectively. No other country represented more than ten percent of total revenue during the three months ended April 30, 2015 and 2014.
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
The Company establishes assets and liabilities for the present value of estimated future costs to retire long-lived assets at the termination or expiration of a lease. Such assets are depreciated over the lease period of the operating expense.
The Company records assets and liabilities for the estimated construction costs incurred under build-to-suit lease arrangements to the extent it is involved in the construction of structural improvements or takes construction risk prior to commencement of a lease.
The Company additionally has entered into subleases for unoccupied leased office space. Losses are recognized in the period the sublease is executed. Any sublease payments received in excess of the straight-line rent payments for the sublease are recorded in other income (expense).
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

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three Months Ended April 30,
Stock Options	2015	2014
Volatility	37.4%	37.0%
Estimated life	3.6 years	3.5 years
Risk-free interest rate	1.13-1.36%	1.20-1.39%
Weighted-average fair value per share of grants	$19.52	$16.93
There were no stock purchase rights granted under the ESPP in the three months ended April 30, 2015 or 2014 as these stock purchase rights are only granted in June and December.
The Company estimated its future stock price volatility considering both its observed option-implied volatilities and its historical volatility calculations. Management believes this is the best estimate of the expected volatility over the expected life of its stock options and stock purchase rights.
Income Taxes
The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the condensed consolidated statement of operations in the period that includes the enactment date.
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
New Accounting Pronouncement
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) which amended the existing FASB Accounting Standards Codification. This standard establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The standard also provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts. In April 2015, the FASB proposed a one-year deferral of the effective date for the new revenue reporting standard for entities reporting under U.S. GAAP. In accordance with the deferral, ASU 2014-09 will be effective for fiscal 2019, including interim periods within that reporting period. The Company is currently in the process of assessing the adoption methodology, which allows the amendment to be applied retrospectively to each prior period presented, or with the cumulative effect recognized as of the date of initial application. The Company is also evaluating the impact of the adoption of ASU 2014-09 on its condensed consolidated financial statements and has not determined whether the effect will be material to either its revenue results or its deferred commissions balances.
2. Investments
Marketable Securities
At April 30, 2015, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$582,682	$1,887	$(327)	$584,242
U.S. treasury securities	85,977	162	(12)	86,127
Mortgage backed obligations	65,247	142	(554)	64,835
Asset backed securities	170,983	142	(76)	171,049
Municipal securities	36,418	98	(19)	36,497
Foreign government obligations	524	17	0	541
U.S. agency obligations	15,832	12	(3)	15,841
Covered bonds	20,893	495	0	21,388
Total marketable securities	$978,556	$2,955	$(991)	$980,520

At January 31, 2015, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$605,724	$3,031	$(481)	$608,274
U.S. treasury securities	73,226	257	(1)	73,482
Mortgage backed obligations	44,181	159	(415)	43,925
Asset backed securities	120,049	131	(43)	120,137
Municipal securities	36,447	115	(25)	36,537
Foreign government obligations	12,023	278	0	12,301
U.S. agency obligations	19,488	26	(4)	19,510
Covered bonds	66,816	1,185	0	68,001
Total marketable securities	$977,954	$5,182	$(969)	$982,167
The duration of the investments classified as marketable securities is as follows (in thousands):

	As of
	April 30, 2015	January 31, 2015
Recorded as follows:
Short-term (due in one year or less)	$77,059	$87,312
Long-term (due after one year)	903,461	894,855
	$980,520	$982,167
As of April 30, 2015, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$201,863	$(312)	$5,853	$(15)	$207,716	$(327)
U.S. treasury securities	27,419	(12)	0	0	27,419	(12)
Mortgage backed obligations	48,289	(460)	7,081	(94)	55,370	(554)
Asset backed securities	85,730	(70)	3,484	(6)	89,214	(76)
Municipal securities	13,151	(19)	0	0	13,151	(19)
U.S. agency obligations	2,172	(3)	0	0	2,172	(3)
	$378,624	$(876)	$16,418	$(115)	$395,042	$(991)
The unrealized losses for each of the fixed rate marketable securities were less than $100,000. The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of April 30, 2015. The Company expects to receive the full principal and interest on all of these marketable securities.
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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of April 30, 2015 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of April 30, 2015
Cash equivalents (1):
Time deposits	$0	$57,849	$0	$57,849
Money market mutual funds	40,432	0	0	40,432
Marketable securities:
Corporate notes and obligations	0	584,242	0	584,242
U.S. treasury securities	0	86,127	0	86,127
Mortgage backed obligations	0	64,835	0	64,835
Asset backed securities	0	171,049	0	171,049
Municipal securities	0	36,497	0	36,497
Foreign government obligations	0	541	0	541
U.S. agency obligations	0	15,841	0	15,841
Covered bonds	0	21,388	0	21,388
Foreign currency derivative contracts (2)	0	9,465	0	9,465
Total Assets	$40,432	$1,047,834	$0	$1,088,266
Liabilities
Foreign currency derivative contracts (3)	$0	$2,581	$0	$2,581
Total Liabilities	$0	$2,581	$0	$2,581
_____________
(1)Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheet as of April 30, 2015, in addition to $843.7 million of cash.
(2)Included in “prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheet as of April 30, 2015.
(3)Included in “accounts payable, accrued expenses and other liabilities” in the condensed consolidated balance sheet as of April 30, 2015.

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
______________
(1)Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheet as of January 31, 2015, in addition to $601.6 million of cash.
(2)Included in “prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheet as of January 31, 2015.
(3)Included in “accounts payable, accrued expenses and other liabilities” in the accompanying condensed consolidated balance sheet as of January 31, 2015.
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company uses forward currency derivative contracts to minimize the Company’s exposure to balances primarily denominated in British pounds, Euros, Japanese yen, Canadian dollars and Australian dollars. The Company’s foreign currency derivative contracts, which are not designated as hedging instruments, are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. As of April 30, 2015 and January 31, 2015, the foreign currency derivative contracts that were not settled were recorded at fair value on the condensed consolidated balance sheets.
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

Details on outstanding foreign currency derivative contracts related primarily to intercompany receivables and payables are presented below (in thousands):

	As of
	April 30, 2015	January 31, 2015
Notional amount of foreign currency derivative contracts	$731,148	$942,086
Fair value of foreign currency derivative contracts	$6,884	$4,917

The fair value of the Company’s outstanding derivative instruments are summarized below (in thousands):

		Fair Value of Derivative Instruments
		As of
	Balance Sheet Location	April 30, 2015	January 31, 2015
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$9,465	$10,611
Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Accounts payable, accrued expenses and other liabilities	$2,581	$5,694

The effect of the derivative instruments not designated as hedging instruments on the condensed consolidated statements of operations during the three months ended April 30, 2015 and 2014, respectively, are summarized below (in thousands):

Derivatives Not Designated as Hedging Instruments	Gains (Losses) on Derivative Instruments Recognized in Income
		Three Months Ended April 30,
	Location	2015	2014
Foreign currency derivative contracts	Other income (expense)	$11,459	$(12)
Strategic Investments
As of April 30, 2015, the Company has four investments in marketable equity securities measured using quoted prices in their respective active markets and certain interests in non-marketable equity and debt securities that are collectively considered strategic investments. As of April 30, 2015, the fair value of the Company’s marketable equity securities of $17.7 million includes an unrealized gain of $12.9 million. As of January 31, 2015, the Company had four investments in marketable equity securities that had a fair value of $17.8 million, which included an unrealized gain of $13.1 million. These investments are recorded at fair value in other assets, net on the condensed consolidated balance sheets.
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
As of April 30, 2015 and January 31, 2015, the carrying value of the Company’s investments in privately-held companies was $301.0 million and $158.0 million, respectively. These investments are recorded in other assets, net on the condensed consolidated balance sheets. The estimated fair value of the Company's investments in privately-held companies was $452.0 million as of April 30, 2015. The estimated fair value of the Company's investments in privately-held companies was $280.0 million as of January 31, 2015.

Investment Income
Investment income consists of interest income, realized gains, and realized losses on the Company’s cash, cash equivalents and marketable securities. The components of investment income are presented below (in thousands):

	Three Months Ended April 30,
	2015	2014
Interest income	$3,049	$1,764
Realized gains	2,128	117
Realized losses	(616)	(103)
Total investment income	$4,561	$1,778
Reclassification adjustments out of accumulated other comprehensive loss into net income (loss) were immaterial for the three months ended April 30, 2015 and 2014, respectively.
3. Property and Equipment
Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of
	April 30, 2015	January 31, 2015
Land	$183,888	$0
Buildings	572,164	125,289
Computers, equipment and software	1,203,411	1,171,762
Furniture and fixtures	75,726	71,881
Leasehold improvements	394,674	376,761
	2,429,863	$1,745,693
Less accumulated depreciation and amortization	(692,769)	(619,827)
	$1,737,094	$1,125,866
Depreciation and amortization expense totaled $72.5 million and $56.4 million during the three months ended April 30, 2015 and 2014, respectively.
Computers, equipment and software at April 30, 2015 and January 31, 2015 included a total of $737.8 million and $734.7 million acquired under capital lease agreements, respectively. Accumulated amortization relating to computers, equipment and software under capital leases totaled $233.3 million and $206.7 million, respectively, at April 30, 2015 and January 31, 2015. Amortization of assets under capital leases is included in depreciation and amortization expense.
In April 2014, the Company entered into an agreement to sell 8.8 net acres of undeveloped real estate in San Francisco, California, and a portion of associated perpetual parking rights, for which the Company received a nonrefundable deposit in the amount of $30.0 million. As of April 30, 2015, these 8.8 net acres and perpetual parking rights met the criteria to be classified as held for sale. As a result, the Company classified this portion of the Company's land and building improvements, which totaled $137.7 million, and the perpetual parking rights of $5.5 million, net of $2.9 million reimbursed for property taxes and other items, as land and building improvements held for sale in the current assets section of the accompanying condensed consolidated balance sheets. The sale of this portion of the Company's undeveloped real estate is expected to close within twelve months and is subject to certain closing conditions. As of April 30, 2015, the fair value of the Company's land, building improvements and perpetual parking rights, based on the expected sale proceeds, exceeds the carrying value.

In December 2012, the Company entered into a lease agreement for approximately 445,000 rentable square feet of office space at 350 Mission Street (“350 Mission”) in San Francisco, California. The space rented is for the total office space available in the building, which is in the process of being constructed. As a result of the Company’s involvement during the construction period, the Company is considered for accounting purposes to be the owner of the construction project. As of April 30, 2015, the Company had capitalized $136.5 million of construction costs, based on the construction costs incurred to date by the landlord, and recorded a corresponding noncurrent financing obligation liability of $136.5 million. The financing obligation carrying value also includes $8.3 million of tenant improvement obligations offset by $0.4 million of imputed interest. The total expected financing obligation associated with this lease upon completion of the construction of the building, inclusive of the amounts currently recorded, is $335.8 million, including interest (see Note 10 “Commitments” for future commitment details). The obligation will be settled through monthly lease payments to the landlord in phases as the office space becomes ready for occupancy. In April 2015, the building was placed into service.
There was no impairment of long-lived assets during the three months ended April 30, 2015 and 2014, respectively.
4. Business Combinations
50 Fremont
In February 2015, the Company acquired 50 Fremont Street, a 41-story building totaling approximately 817,000 rentable square feet located in San Francisco, California (“50 Fremont”). At the time of the acquisition, the Company was leasing approximately 500,000 square feet of the available space in 50 Fremont. As of April 30, 2015, the Company occupied approximately 515,000 square feet. The Company acquired 50 Fremont for the purpose of expanding its global headquarters in San Francisco. Pursuant to the acquisition agreement, the Company also acquired existing third-party leases and other intangible property and terminated the Company’s existing office leases with the seller. In accordance with ASC 805, Business Combinations, the Company accounted for the building purchase as a business combination.
The purchase consideration for the corporate headquarters building was as follows (in thousands):

Fair Value
Cash	$435,189
Loan assumed on 50 Fremont	200,000
Prorations due to ownership transfer midmonth	2,411
Total purchase consideration	$637,600
The following table summarizes the fair values of net tangible and intangible assets acquired (in thousands):

Fair Value
Building	$435,390
Land	183,888
Termination of salesforce operating lease	9,483
Acquired lease intangibles	7,590
Loan assumed on 50 Fremont fair market value adjustment	1,249
Total	$637,600
To fund the purchase of 50 Fremont, the Company used $115.0 million of restricted cash that the Company had on the balance sheet as of January 31, 2015.

In connection with the purchase, the Company recognized a net non-cash gain totaling approximately $36.6 million on the termination of the lease signed in January 2012. This amount reflects a gain of $46.1 million for the reversal of tenant incentives provided from the previous landlord at the inception of the lease and a loss of $9.5 million related to the termination of the Company's operating lease. The tax impact as a result of the difference between tax and book basis of the building is insignificant after considering the impact of the Company's valuation allowance. These amounts above have been included in the Company's condensed consolidated statements of operations and condensed consolidated balance sheets. The Company has included the rental income from third party leases with other tenants in the building, and the proportionate share of building expenses for those leases, in other expense in the Company's condensed consolidated results of operations from the date of acquisition. These amounts are recorded in other expense as this net rental income is not part of our core operations. These amounts were not material for the periods presented. The Company expects to finalize the depreciable life of the building as soon as practicable, but not later than one year from the acquisition date.
Other Business Combination
During the three months ended April 30, 2015, the Company acquired one company for an aggregate of $12.4 million in cash, net of cash acquired, and has included the financial results of this company in its condensed consolidated financial statements from the date of acquisition. The Company accounted for this transaction as a business combination. In allocating the purchase consideration based on estimated fair values, the Company recorded $8.9 million of goodwill. Some of this goodwill balance is not deductible for U.S. income tax purposes.
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter.
Goodwill consisted of the following (in thousands):

Balance as of January 31, 2015	$3,782,660
Other business combination	8,923
Balance as of April 30, 2015	$3,791,583
5. Debt
Convertible Senior Notes

	Par Value Outstanding	Equity Component Recorded at Issuance		Liability Component of Par Value as of
(In thousands)				April 30, 2015	January 31, 2015
0.25% Convertible Senior Notes due April 1, 2018	$1,150,000	$122,421	(1)	$1,076,727	$1,070,692
___________
(1)This amount represents the equity component recorded at the initial issuance of the 0.25% convertible senior notes.

In March 2013, the Company issued at par value $1.15 billion of 0.25% convertible senior notes (the “0.25% Senior Notes”, or the “Notes”) due April 1, 2018, unless earlier purchased by the Company or converted. Interest is payable semi-annually, in arrears on April 1 and October 1 of each year.
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
Holders may convert the 0.25% Senior Notes under the following circumstances:

•
during any fiscal quarter, if, for at least 20 trading days during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sales price of the Company’s common stock for such trading day is greater than or equal to 130% of the applicable conversion price on such trading day;

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
The 0.25% Senior Notes consisted of the following (in thousands):

	As of
	April 30, 2015	January 31, 2015
Liability component :
Principal:
0.25% Senior Notes (1)	$1,150,000	$1,150,000
Less: debt discount, net
0.25% Senior Notes (2)	(73,273)	(79,308)
Net carrying amount	$1,076,727	$1,070,692
(1)The effective interest rate of the 0.25% Senior Notes is 2.53%. The interest rate is based on the interest rates of similar liabilities at the time of issuance that did not have an associated convertible feature.

(2)Included in the condensed consolidated balance sheets within Convertible 0.25% Senior Notes (which is classified as a noncurrent liability) and is amortized over the life of the 0.25% Senior Notes using the effective interest rate method.
The total estimated fair value of the Company’s 0.25% Senior Notes at April 30, 2015 was $1.4 billion. The fair value was determined based on the closing trading price per $100 of the 0.25% Senior Notes as of the last day of trading for the first quarter of fiscal 2016.
Based on the closing price of the Company’s common stock of $72.82 on April 30, 2015, the if-converted value of the 0.25% Senior Notes exceeded their principal amount by approximately $110.4 million. Based on the terms of the 0.25% Senior Notes, the Senior Notes were not convertible for the three months ended April 30, 2015.
Note Hedges
To minimize the impact of potential economic dilution upon conversion of the Notes, the Company entered into convertible note hedge transactions with respect to its common stock (the “0.25% Note Hedges”).

(in thousands, except for shares)	Date	Purchase	Shares
0.25% Note Hedges	March 2013	$153,800	17,308,880
The 0.25% Note Hedges cover shares of the Company’s common stock at a strike price that corresponds to the initial conversion price of the 0.25% Notes, also subject to adjustment, and are exercisable upon conversion of the Notes. The 0.25% Note Hedges will expire upon the maturity of the 0.25% Notes. The 0.25% Note Hedges are intended to reduce the potential economic dilution upon conversion of the 0.25% Notes in the event that the market value per share of the Company’s common stock, as measured under the 0.25% Notes, at the time of exercise is greater than the conversion price of the 0.25% Notes. The 0.25% Note Hedges are separate transactions and are not part of the terms of the 0.25% Notes. Holders of the 0.25% Notes will not have any rights with respect to the 0.25% Note Hedges. The 0.25% Note Hedges do not impact earnings per share.
Warrants

	Date	Proceeds (in thousands)	Shares	Strike Price
0.25% Warrants	March 2013	$84,800	17,308,880	$90.40
In March 2013, the Company also entered into a warrants transaction (the “0.25% Warrants”), whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, shares of the Company’s common stock. The 0.25% Warrants were anti-dilutive for the periods presented. The 0.25% Warrants are separate transactions entered into by the Company and are not part of the terms of the 0.25% Notes or the 0.25% Note Hedges. Holders of the 0.25% Notes and 0.25% Note Hedges will not have any rights with respect to the 0.25% Warrants.
Revolving Credit Facility
In October 2014, the Company entered into an agreement (the “Credit Agreement”) with Wells Fargo, N.A. and certain other institutional lenders that provides for a $650.0 million unsecured revolving credit facility that matures in October 2019 (the “Credit Facility”). Immediately upon closing, the Company borrowed $300.0 million under the Credit Facility. The Borrowings under the Credit Facility bear interest, at the Company’s option at either a base rate, as defined in the Credit Agreement, plus a margin of 0.00% to 0.75% or LIBOR plus a margin of 1.00% to 1.75%. The Company is obligated to pay ongoing commitment fees at a rate between 0.125% and 0.25%. Such interest rate margins and commitment fees are based on the Company’s consolidated leverage ratio for the preceding four fiscal quarter periods. Interest and the commitment fees are payable in arrears quarterly. The Company may use amounts borrowed under the Credit Facility for working capital, capital expenditures and other general corporate purposes, including permitted acquisitions. Subject to certain conditions stated in the Credit Agreement, the Company may borrow amounts under the Credit Facility at any time during the term of the Credit Agreement. The Company may also prepay borrowings under the Credit Agreement, in whole or in part, at any time without premium or penalty, subject to certain conditions, and amounts repaid or prepaid may be reborrowed.
The Credit Agreement contains certain customary affirmative and negative covenants, including a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, a limit on the Company’s ability to incur additional indebtedness, dispose of assets, make certain acquisition transactions, pay dividends or distributions, and certain other restrictions on the Company’s activities each defined specifically in the Credit Agreement. The Company was in compliance with the Credit Agreement’s covenants as of April 30, 2015.

In March 2015, the Company paid down $300.0 million of outstanding borrowings under the Credit Facility. There are currently no outstanding borrowings held under the Credit Facility as of April 30, 2015.
The weighted average interest rate on borrowings under the Credit Facility was 1.6% for the period beginning in October 2014 and ended April 30, 2015.
Loan Assumed on 50 Fremont
The Company assumed a $200.0 million loan with the acquisition of 50 Fremont (the “Loan”). The Loan bears an interest rate of 3.75% per annum and is due in June 2023. The Loan requires interest only payments with the remaining principal due at maturity. The Loan can be prepaid at any time subject to a yield maintenance fee. The agreement governing the Loan contains certain customary affirmative and negative covenants that the Company was in compliance with as of April 30, 2015.
Interest Expense on Convertible Senior Notes, Revolving Credit Facility and Loan Secured by 50 Fremont
The following table sets forth total interest expense recognized related to the Notes, the Credit Facility and the Loan prior to capitalization of interest (in thousands):

	Three Months Ended April 30,
	2015	2014
Contractual interest expense	$3,350	$2,903
Amortization of debt issuance costs	1,018	1,228
Amortization of debt discount	6,059	10,984
	$10,427	$15,115
6. Other Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	April 30, 2015	January 31, 2015
Deferred income taxes, net	$44,342	$35,528
Prepaid income taxes	21,362	21,514
Customer contract asset	10,492	16,620
Other taxes receivable	25,592	27,540
Prepaid expenses and other current assets	209,195	179,352
	$310,983	$280,554
Customer contract asset reflects future billings of amounts that are contractually committed by ExactTarget’s existing customers as of the acquisition date in July 2013 that will be billed in the next 12 months. As the Company bills these customers this balance will reduce and accounts receivable will increase.

Capitalized Software, net
Capitalized software consisted of the following (in thousands):

	As of
	April 30, 2015	January 31, 2015
Capitalized internal-use software development costs, net of accumulated amortization of $147,646 and $136,314, respectively	$102,430	$96,617
Acquired developed technology, net of accumulated amortization of $414,634 and $392,736, respectively	318,893	336,781
	$421,323	$433,398
Capitalized internal-use software amortization expense totaled $11.3 million and $8.3 million for the three months ended April 30, 2015 and 2014, respectively. Acquired developed technology amortization expense totaled $21.9 million and $30.4 million for the three months ended April 30, 2015 and 2014, respectively.
The Company capitalized $1.6 million and $1.0 million of stock-based expenses related to capitalized internal-use software development and deferred professional services during the three months ended April 30, 2015 and 2014, respectively.
Other Assets, net
Other assets consisted of the following (in thousands):

	As of
	April 30, 2015	January 31, 2015
Deferred income taxes, noncurrent, net	$8,930	$9,275
Long-term deposits	19,163	19,715
Purchased intangible assets, net of accumulated amortization of $150,963 and $130,968, respectively	317,565	329,971
Acquired intellectual property, net of accumulated amortization of $17,409 and $15,695, respectively	15,595	15,879
Strategic investments	318,716	175,774
Customer contract asset	407	1,447
Other	74,002	76,259
	$754,378	$628,320

Customer contract asset reflects future billings of amounts that were contractually committed by ExactTarget's existing customers as of the acquisition date in July 2013. As the Company bills these customers, this balance will decrease and accounts receivable will increase.
Purchased intangible assets amortization expense for the three months ended April 30, 2015 and 2014 was $20.0 million and $15.2 million, respectively. Acquired intellectual property amortization expense for the three months ended April 30, 2015 and 2014 was $1.7 million and $1.2 million, respectively.

Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of
	April 30, 2015	January 31, 2015
Accounts payable	$60,227	$95,537
Accrued compensation	308,589	457,102
Accrued other liabilities	380,227	321,032
Accrued income and other taxes payable	128,734	184,844
Accrued professional costs	27,814	16,889
Customer liability, current	10,561	13,084
Accrued rent	11,953	14,847
	$928,105	$1,103,335
Customer liability reflects the legal obligation to provide future services that are contractually committed to ExactTarget’s existing customers but unbilled as of the acquisition date in July 2013. As these services are invoiced, this balance will decrease and deferred revenue will increase.
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following (in thousands):

	As of
	April 30, 2015	January 31, 2015
Deferred income taxes and income taxes payable	$106,499	$94,396
Customer liability, noncurrent	288	1,026
Financing obligation, building in progress-leased facility	145,255	125,289
Long-term lease liabilities and other	618,009	701,612
	$870,051	$922,323

7. Stockholders’ Equity
The Company maintains the following stock plans: the ESPP, the 2013 Equity Incentive Plan and the 2014 Inducement Equity Incentive Plan (the “2014 Inducement Plan”). The expiration of the 1999 Stock Option Plan (“1999 Plan”) in fiscal 2010 did not affect awards outstanding, which continue to be governed by the terms and conditions of the 1999 Plan. Offerings under the ESPP commenced in December 2011.
As of April 30, 2015, $70.5 million has been withheld on behalf of employees for future purchases under the ESPP and is recorded in accounts payable, accrued expenses and other liabilities.
Prior to February 1, 2006, options issued under the Company’s stock option plans generally had a term of 10 years. From February 1, 2006 through July 2013, options issued had a term of five years. After July 2013, options issued have a term of seven years.

Stock activity excluding the ESPP is as follows:

		Options Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2015	30,789,538	29,458,361	$44.36
Increase in shares authorized:
2013 Equity Incentive Plan	908,405	0	0.00
2014 Inducement Equity Incentive Plan	109,666	0	0.00
Options granted under all plans	(597,589)	597,589	66.98
Restricted stock activity	(653,021)	0	0.00
Stock grants to board and advisory board members	(53,817)	0	0.00
Exercised	0	(3,365,914)	33.54
Plan shares expired	(858,610)	0	0.00
Canceled	782,733	(782,733)	43.38
Balance as of April 30, 2015	30,427,305	25,907,303	$46.32	$686,590,080
Vested or expected to vest		24,031,621	$45.64	$653,176,385
Exercisable as of January 31, 2015		9,224,356	$35.38	$345,386,983
The total intrinsic value of the options exercised during the three months ended April 30, 2015 and 2014 was $113.3 million and $68.8 million, respectively. The intrinsic value is the difference between the current market value of the stock and the exercise price of the stock option.
The weighted-average remaining contractual life of vested and expected to vest options is approximately 4.4 years.
As of April 30, 2015, options to purchase 9,224,356 shares were vested at a weighted average exercise price of $35.38 per share and had a remaining weighted-average contractual life of approximately 2.6 years. The total intrinsic value of these vested options as of April 30, 2015 was $345.4 million.
The following table summarizes information about stock options outstanding as of April 30, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.86 to $27.56	3,757,745	2.9	$22.85	2,777,045	$22.62
$27.66 to $37.95	4,583,438	1.7	36.02	3,377,985	35.78
$38.03 to $52.14	3,020,285	3.0	39.94	1,484,315	39.65
52.30	4,602,478	5.6	52.30	1,392,231	52.30
$53.60 to $57.79	1,881,361	6.1	55.21	163,751	55.93
$59.34	6,747,253	6.6	59.34	0	0.00
$59.37 to $67.71	1,314,743	6.6	63.46	29,029	63.26
	25,907,303	4.5	$46.32	9,224,356	$35.38

Restricted stock activity is as follows:

	Restricted Stock Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2015	23,144,008	$0.001
Granted	1,072,962	0.001
Canceled	(1,011,129)	0.001
Vested and converted to shares	(1,828,661)	0.001
Balance as of April 30, 2015	21,377,180	$0.001	$1,556,686
Expected to vest	18,423,081		$1,341,569
The restricted stock, which upon vesting entitles the holder to one share of common stock for each share of restricted stock, has an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and generally vests over 4 years.
The weighted-average grant date fair value of the restricted stock issued for the three months ended April 30, 2015 and 2014 was $67.17 and $63.71, respectively.
Common Stock
The following number of shares of common stock were reserved and available for future issuance at April 30, 2015:

Options outstanding	25,907,303
Restricted stock awards and units outstanding	21,377,180
Stock available for future grant:
2013 Equity Incentive Plan	29,751,044
2014 Inducement Equity Incentive Plan	676,261
2004 Employee Stock Purchase Plan	2,849,312
Convertible senior notes	17,308,880
Warrants	17,308,880
115,178,860
8. Income Taxes
Effective Tax Rate
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year to date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. For the three months ended April 30, 2015, the Company reported a tax provision of $14.0 million on a pretax income of $18.1 million, which resulted in an effective tax rate of 77 percent. The tax provision recorded was primarily related to income taxes in profitable jurisdictions outside of the U.S.
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
Tax Benefits Related to Stock-Based Compensation
The total income tax benefit related to stock-based awards was $43.7 million and $42.6 million for three months ended April 30, 2015 and 2014, respectively, the majority of which was not recognized as a result of the valuation allowance.

Unrecognized Tax Benefits and Other Considerations
The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. During the quarter ended April 30, 2015, the Company reached a settlement agreement upon completion of its tax examination in Japan which did not result in material impact to its income tax provision. Certain prior year tax returns are currently being examined by various taxing authorities in countries including the United States, Germany, Switzerland and the United Kingdom. To date, the Company has not received any material proposed adjustments.
The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. In the next 12 months, as some of the ongoing examinations are completed and tax positions in these tax years meet the conditions of being effectively settled, the Company anticipates it is reasonably possible that a decrease of unrecognized tax benefits up to approximately $19 million may occur.
9. Earnings/Loss Per Share
Basic earnings/loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the fiscal period. Diluted earnings/loss per share is computed by giving effect to all potential weighted average dilutive common stock, including options, restricted stock units, warrants and the convertible senior notes. The dilutive effect of outstanding awards and convertible securities is reflected in diluted earnings per share by application of the treasury stock method. Diluted loss per share for the three months ended April 30, 2014 is the same as basic loss per share as there is a net loss in the period and inclusion of potentially issuable shares is anti-dilutive.
A reconciliation of the denominator used in the calculation of basic and diluted earnings/(loss) per share is as follows (in thousands):

	Three Months Ended April 30,
	2015	2014
Numerator:
Net income (loss)	$4,092	$(96,911)
Denominator:
Weighted-average shares outstanding for basic loss per share	653,809	612,512
Effect of dilutive securities:
Convertible senior notes	0	0
Employee stock awards	10,501	0
Warrants	0	0
Adjusted weighted-average shares outstanding and assumed conversions for diluted loss per share	664,310	612,512
The weighted-average number of shares outstanding used in the computation of basic and diluted earnings/loss per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings/loss per share because the effect would have been anti-dilutive (in thousands):

	Three Months Ended April 30,
	2015	2014
Stock awards	8,801	20,472
Convertible senior notes	17,309	30,662
Warrants	17,309	44,253
10. Commitments
Letters of Credit
As of April 30, 2015, the Company had a total of $67.9 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through December 2030.

Leases
The Company leases facilities space and certain fixed assets under non-cancelable operating and capital leases with various expiration dates.
As of April 30, 2015, the future minimum lease payments under non-cancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases	Financing Obligation, Building in Progress-Leased Facility(1)
Fiscal Period:
Remaining nine months of fiscal 2016	$86,398	$227,050	$1,777
Fiscal 2017	114,874	287,795	16,877
Fiscal 2018	119,086	244,615	21,107
Fiscal 2019	113,005	188,841	21,551
Fiscal 2020	201,507	181,765	21,995
Thereafter	0	1,052,718	252,517
Total minimum lease payments	634,870	$2,182,784	$335,824
Less: amount representing interest	(81,799)
Present value of capital lease obligations	$553,071
______________
(1) Total Financing Obligation, Building in Progress-Leased Facility noted above represents the total obligation on the lease agreement including amounts allocated to interest noted in Note 3 “Property and Equipment” and includes $145.3 million that was recorded to Financing obligation, building in progress-leased facility, which is included in Other noncurrent liabilities on the balance sheet.
The Company’s agreements for the facilities and certain services provide the Company with the option to renew. The Company’s future contractual obligations would change if the Company exercised these options.
The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Of the total operating lease commitment balance of $2.2 billion, approximately $1.9 billion is related to facilities space. The remaining commitment amount is related to computer equipment, other leases, data center capacity and our development and test data center.
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
Since the Foundation’s inception, the Company has provided at no charge certain resources to Foundation employees such as office space. The value of these items was approximately $0.3 million for the three months ended April 30, 2015.
Additionally, the Company has donated subscriptions to the Company’s service to other qualified non-profit organizations. The Company also allows Salesforce.org to resell the Company’s service to non-profit organizations and certain higher education entities. The Company does not charge Salesforce.org for these subscriptions, so revenue from subscriptions provided to non-profit organizations is provided to the Foundation to fund its charitable work. The value of the subscriptions pursuant to reseller agreements was approximately $14.1 million for the three months ended April 30, 2015. The Company plans to continue these programs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion in“Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our anticipated growth, the effect of general economic and market conditions, the impact of foreign currency exchange rate and interest rate fluctuations on our results, our business strategy and our plan to build our business, including our strategy to be the leading provider of enterprise cloud computing applications and platforms and to lead the industry shift to the “customer company,” our service performance and security, the expenses associated with new data centers, additional data center capacity, real estate and office facilities space, our operating results, new features and services, our strategy of acquiring or making investments in complementary businesses, joint ventures, services and technologies, and intellectual property rights, our ability to successfully integrate acquired businesses and technologies, our ability to continue the growth and to maintain deferred revenue and unbilled deferred revenue, our ability to protect our intellectual property rights, our ability to develop our brands, our ability to realize the benefits from strategic partnerships and investments, the effect of evolving government regulations, the valuation of deferred tax assets, the potential availability of additional tax assets in the future and related matters, the impact of expensing stock options, the sufficiency of our capital resources, factors related to our outstanding convertible notes, revolving credit facility, loan associated with 50 Fremont, compliance with our related debt covenants and capital lease obligations, and current and potential litigation involving us, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “assumes,” “may,” “should,” “could,” “foresees,” “forecasts,” variations of such words and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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
Our mission is to help our customers transform themselves into “customer companies” by empowering them to connect with their customers in entirely new ways. With our six core cloud service offerings—Sales Cloud, Service Cloud, Marketing Cloud, Communities Cloud, Analytics Cloud and the Salesforce1 Platform—customers have the tools they need to build a next generation customer success platform. Key elements of our strategy include:

•	strengthening our market-leading solutions;

•	extending distribution into new and high-growth categories;

•	expanding strategic relationships with our existing customers;

•	pursuing new customers;

•	reducing customer attrition;

•	building our business in top software markets globally, which includes building partnerships that help add customers; and

•	encouraging the development of third-party applications on our cloud computing platforms.

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
To address these factors, we will need to, among other things, continue to add substantial numbers of paying subscriptions, upgrade our customers to fully featured versions or arrangements such as an Enterprise License Agreement, provide high quality technical support to our customers, encourage the development of third-party applications on our platforms and continue to focus on retaining customers at the time of renewal. Our plans to invest for future growth include the continuation of the expansion of our data center capacity, the hiring of additional personnel, particularly in direct sales, other customer-related areas and research and development, the expansion of domestic and international selling and marketing activities, specifically in our top markets, continuing to develop our brands, the addition of distribution channels, the upgrade of our service offerings, the development of new services such as the Analytics Cloud and Communities Cloud, the integration of acquired technologies, the expansion of our Marketing Cloud and Salesforce1 Platform core service offerings, and the additions to our global infrastructure to support our growth.
We also regularly evaluate acquisitions or investment opportunities in complementary businesses, joint ventures, services and technologies and intellectual property rights in an effort to expand our service offerings. We expect to continue to make such investments and acquisitions in the future and we plan to reinvest a significant portion of our incremental revenue in future periods to grow our business and continue our leadership role in the cloud computing industry. As a result of our aggressive growth plans, specifically our hiring plan and acquisition activities, we have incurred significant expenses from equity awards and amortization of purchased intangibles which have resulted in net losses on a U.S. generally accepted accounting principles ("GAAP") basis. As we continue with our growth plan and absent any one-time gains, we may continue to have net losses on a GAAP basis.
Our typical subscription contract term is 12 to 36 months, although terms range from one to 60 months, so during any fiscal reporting period only a subset of active subscription contracts is eligible for renewal. We calculate our attrition rate as of the end of each month. Our current attrition rate calculation does not include the Marketing Cloud service offerings. Our attrition rate was approximately nine percent as of April 30, 2015. We expect our attrition rate to remain consistent as we continue to expand our enterprise business and invest in customer success and related programs.
We expect marketing and sales costs, which were 49 percent of our total revenues for the three months ended April 30, 2015 and 52 percent for the same period a year ago, to continue to represent a substantial portion of total revenues in the future as we seek to grow our customer base, sell more products to existing customers, and build greater brand awareness.
In February 2015, we purchased a 41-story office building in San Francisco, California which we refer to as 50 Fremont. We currently occupy approximately 515,000 square feet of the 817,000 total rental square feet in the building. As part of the business combination accounting for the purchase, we recognized a one-time non-cash net gain of $36.6 million for the termination of the operating leases that existed prior to the purchase.
During the three months ended April 30, 2015, we also made several large strategic investments totaling approximately $145 million in privately-held companies, some of which are in the development stage. We plan to continue to make similar investments throughout the remainder of fiscal 2016.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2016, for example, refer to the fiscal year ending January 31, 2016.

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
Sources of Revenues
We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our enterprise cloud computing services and from customers paying for additional support beyond the standard support that is included in the basic subscription fees; and (2) related professional services such as process mapping, project management, implementation services and other revenue. “Other revenue” consists primarily of training fees. Subscription and support revenues accounted for approximately 93 percent of our total revenues for the three months ended April 30, 2015. Subscription revenues are driven primarily by the number of paying subscribers, varying service types, the price of our service and renewals. We define a “customer” as a separate and distinct buying entity (e.g., a company, a distinct business unit of a large corporation, a partnership, etc.) that has entered into a contract to access our enterprise cloud computing services. We define a “subscription” as a unique user account purchased by a customer for use by its employees or other customer-authorized users, and we refer to each such user as a “subscriber.” The number of paying subscriptions at each of our customers ranges from one to hundreds of thousands. None of our customers accounted for more than five percent of our revenues during the three months ended April 30, 2015 and 2014 .
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
Subscription and support revenues during the three months ended April 30, 2015 and 2014 consisted of the following by core service offering (in millions):

	Three Months Ended April 30, 2015	Three Months Ended April 30, 2014
Sales Cloud	$630.4	$576.6
Service Cloud	407.7	294.8
Salesforce1 Platform and Other	224.0	164.9
Marketing Cloud	143.2	111.0
Total	$1,405.3	$1,147.3

Subscription and support revenues from Analytics Cloud and Communities Cloud, which were introduced in October 2014, were not significant for the three months ended April 30, 2015. The Analytics Cloud revenue is included with Salesforce1 Platform and Other in the table above. Communities Cloud revenue is included in either Sales Cloud, Service Cloud or Salesforce1 Platform and Other revenue depending on the primary service offering purchased.
In situations where a customer purchases multiple cloud offerings, such as through an Enterprise License Agreement, we allocate the contract value to each core service offering based on the customer’s estimated product demand plan and the service that was provided at the inception of the contract. We do not update these allocations based on actual product usage during the term of the contract. We have allocated approximately 10 percent of our total subscription and support revenues for the three months ended April 30, 2015 and 2014, based on customers’ estimated product demand plans and these allocated amounts are included in the table above.
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
Our Sales Cloud service offering is our most widely distributed service offering and has historically been the largest contributor of subscription and support revenues. As a result, Sales Cloud has the most international exposure and foreign exchange rate exposure relative to the other cloud service offerings. Conversely, revenue for Marketing Cloud is primarily derived from the Americas, with little impact from foreign exchange rate movement. We estimate that for the remainder of fiscal 2016, subscription and support revenues from the Sales Cloud service offering will continue to be the largest contributor of subscription and support revenue, and foreign currency will continue to have a more pronounced impact on Sales Cloud subscription and support revenues than revenues from our other cloud service offerings.
Seasonal Nature of Deferred Revenue, Accounts Receivable and Operating Cash Flow
Deferred revenue primarily consists of billings to customers for our subscription service. Over 90 percent of the value of our billings to customers is for our subscription and support service. We generally invoice our customers in annual cycles. Approximately 75 percent of all subscription and support invoices were issued with annual terms during the three months ended April 30, 2015 in comparison to nearly 68 percent during the same period a year ago. Occasionally, we bill customers for their multi-year contract on a single invoice which results in an increase in noncurrent deferred revenue. We typically issue renewal invoices in advance of the renewal service period, and depending on timing, the initial invoice for the subscription and services contract and the subsequent renewal invoice may occur in different quarters. This may result in an increase in deferred revenue and accounts receivable. There is a disproportionate weighting towards annual billings in the fourth quarter, primarily as a result of large enterprise account buying patterns. Our fourth quarter has historically been our strongest quarter for new business and renewals. The year on year compounding effect of this seasonality in both billing patterns and overall new and renewal business causes the value of invoices that we generate in the fourth quarter for both new business and renewals to increase as a proportion of our total annual billings. Accordingly, because of this billing activity, our first quarter is historically our largest collections and operating cash flow quarter.
The sequential quarterly changes in accounts receivable and the related deferred revenue and operating cash flow during the first quarter of our fiscal year are not necessarily indicative of the billing activity that occurs for the following quarters as displayed below (in thousands, except unbilled deferred revenue):

April 30, 2015
Fiscal 2016
Accounts receivable, net	$926,381
Deferred revenue, current and noncurrent	3,056,820
Operating cash flow (1)	730,857
Unbilled deferred revenue, a non-GAAP measure	6.0 bn

	April 30, 2014	July 31, 2014	October 31, 2014	January 31, 2015
Fiscal 2015
Accounts receivable, net	$684,155	$834,323	$794,590	$1,905,506
Deferred revenue, current and noncurrent	2,324,615	2,352,904	2,223,977	3,321,449
Operating cash flow (1)	473,087	245,893	122,511	332,223
Unbilled deferred revenue, a non-GAAP measure	4.8 bn	5.0 bn	5.4 bn	5.7 bn

	April 30, 2013	July 31, 2013	October 31, 2013	January 31, 2014
Fiscal 2014
Accounts receivable, net	$502,609	$599,543	$604,045	$1,360,837
Deferred revenue, current and noncurrent	1,733,160	1,789,648	1,734,619	2,522,115
Operating cash flow (1)	283,189	183,183	137,859	271,238
Unbilled deferred revenue, a non-GAAP measure	3.6 bn	3.8 bn	4.2 bn	4.5 bn

(1) Operating cash flow represents net cash provided by operating activities for the three months ended in the periods stated above.

Unbilled Deferred Revenue, a Non-GAAP Measure
The deferred revenue balance on our condensed consolidated balance sheets does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Unbilled deferred revenue represents future billings under our subscription agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue. Unbilled deferred revenue was approximately $6.0 billion as of April 30, 2015 and approximately $5.7 billion as of January 31, 2015. Our typical contract length is between 12 and 36 months. We expect that the amount of unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of large customer subscription agreements, varying billing cycles of subscription agreements, the specific timing of customer renewals, foreign currency fluctuations, the timing of when unbilled deferred revenue is to be recognized as revenue, and changes in customer financial circumstances. For multi-year subscription agreements billed annually, the associated unbilled deferred revenue is typically high at the beginning of the contract period, zero just prior to renewal, and increases if the agreement is renewed. Low unbilled deferred revenue attributable to a particular subscription agreement is often associated with an impending renewal and may not be an indicator of the likelihood of renewal or future revenue from such customer. Accordingly, we expect that the amount of aggregate unbilled deferred revenue will change from year-to-year depending in part upon the number and dollar amount of subscription agreements at particular stages in their renewal cycle. Such fluctuations are not a reliable indicator of future revenues. Unbilled deferred revenue does not include minimum revenue commitments from indirect sales channels, as we recognize revenue, deferred revenue, and any unbilled deferred revenue upon sell-through to an end user customer.

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
During the three months ended April 30, 2015, we recognized stock-based expense of $142.6 million. As of April 30, 2015, the aggregate stock compensation remaining to be amortized to costs and expenses over a weighted-average period of 2.0 years was $1.3 billion. We expect this stock compensation balance to be amortized as follows: $403.3 million during the remaining nine months of fiscal 2016; $414.1 million during fiscal 2017; $297.9 million during fiscal 2018; $143.9 million during fiscal 2019 and $2.5 million during fiscal 2020. The expected amortization reflects only outstanding stock awards as of April 30, 2015 and assumes no forfeiture activity. We expect to continue to issue stock-based awards to our employees in future periods.
Amortization of Purchased Intangibles from Business Combinations and the Purchase of 50 Fremont. Our cost of revenues, operating expenses and other expense include amortization of acquisition-related intangible assets, such as the amortization of the cost associated with an acquired company’s research and development efforts, trade names, customer lists, acquired leases and customer relationships. We expect this expense to increase as we acquire more businesses.
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
During the three months ended April 30, 2015, we deferred $50.1 million of commission expenditures and we amortized $77.2 million to sales expense. During the same period a year ago, we deferred $40.9 million of commission expenditures and we amortized $59.9 million to sales expense. Deferred commissions on our condensed consolidated balance sheets totaled $361.1 million at April 30, 2015 and $388.2 million at January 31, 2015.
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
Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the condensed consolidated statements of operations in the period that includes the enactment date. At each of the interim financial reporting periods, we compute our tax provision by applying an estimated annual effective tax rate to year to date ordinary income and adjust the provision for discrete tax items recorded in the same period. The estimated annual effective tax rate at each interim period represents our best estimate based on evaluations of possible future transactions and may be subject to subsequent refinement or revision. We consider the valuation allowance in estimating the annual effective tax rate. As a result, the annual effective tax rate could be volatile and is therefore difficult to forecast in future periods.
Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not expected to be realized based on the weighting of positive and negative evidence. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the applicable tax law. We regularly review the deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Our judgment regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute our business plans and tax planning strategies. Should there be a change in the ability to recover deferred tax assets, our income tax provision would increase or decrease in the period in which the assessment is changed.
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

Results of Operations
The following tables set forth selected data for each of the periods indicated (in thousands):

	Three Months Ended April 30,
	2015	2014
Revenues:
Subscription and support	$1,405,287	$1,147,306
Professional services and other	105,880	79,466
Total revenues	1,511,167	1,226,772
Cost of revenues (1)(2):
Subscription and support	274,241	208,947
Professional services and other	107,561	83,358
Total cost of revenues	381,802	292,305
Gross profit	1,129,365	934,467
Operating expenses (1)(2):
Research and development	222,128	188,358
Marketing and sales	736,938	639,355
General and administrative	175,811	162,095
Operating lease termination resulting from purchase of 50 Fremont, net	(36,617)	0
Total operating expenses	1,098,260	989,808
Income (loss) from operations	31,105	(55,341)
Investment income	4,561	1,778
Interest expense	(16,675)	(20,359)
Other expense (1)(3)	(918)	(10,847)
Income (loss) before provision for income taxes	18,073	(84,769)
Provision for income taxes	(13,981)	(12,142)
Net income (loss)	$4,092	$(96,911)
(1) Amounts related to amortization of purchased intangibles from business combinations, as follows (in thousands):

	Three Months Ended April 30,
	2015	2014
Cost of revenues	$19,690	$28,672
Marketing and sales	20,027	14,965
Other non-operating expense	815	0
(2) Amounts related to stock-based expenses, as follows (in thousands):

	Three Months Ended April 30,
	2015	2014
Cost of revenues	$15,381	$11,810
Research and development	31,242	27,284
Marketing and sales	70,534	67,133
General and administrative	25,403	24,865

(3) Amount includes approximately $8.5 million loss on conversions of our convertible 0.75% senior notes due January 2015 recognized during the three months ended April 30, 2014.

Revenues by geography were as follows (in thousands):

	Three Months Ended April 30,
	2015	2014
Americas	$1,115,120	$876,377
Europe	258,805	230,810
Asia Pacific	137,242	119,585
	$1,511,167	$1,226,772
Americas revenue attributed to the United States was approximately 95 percent and 94 percent for the three months ended April 30, 2015 and 2014, respectively.
The following tables set forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended April 30,
	2015	2014
Revenues:
Subscription and support	93%	94%
Professional services and other	7	6
Total revenues	100	100
Cost of revenues (1)(2):
Subscription and support	18	17
Professional services and other	7	7
Total cost of revenues	25	24
Gross profit	75	76
Operating expenses (1)(2):
Research and development	15	16
Marketing and sales	49	52
General and administrative	11	13
Operating lease termination resulting from purchase of 50 Fremont, net	(2)	0
Total operating expenses	73	81
Income (loss) from operations	2	(5)
Investment income	0	0
Interest expense	(1)	(1)
Other expense (1)	0	(1)
Income (loss) before provision for income taxes	1	(7)
Provision for income taxes	(1)	(1)
Net income (loss)	0%	(8)%

(1) Amortization of purchased intangibles from business combinations as a percentage of total revenues, as follows:

	Three Months Ended April 30,
	2015	2014
Cost of revenues	1%	2%
Marketing and sales	1	1
Other non-operating expense	0	0

(2) Stock-based expense as a percentage of total revenues, as follows:

	Three Months Ended April 30,
	2015	2014
Cost of revenues	1%	1%
Research and development	2	2
Marketing and sales	5	5
General and administrative	2	2

Revenues by geography as a percentage of total revenues, as follows:

	Three Months Ended April 30,
	2015	2014
Revenues by geography:
Americas	74%	71%
Europe	17	19
Asia Pacific	9	10
	100%	100%

Revenues and deferred revenue in constant currency, as follows:

Revenue constant currency growth rates (as compared to the comparable prior periods)	Three Months Ended April 30, 2015 compared to Three Months Ended April 30, 2014	Three Months Ended April 30, 2014 compared to Three Months Ended April 30, 2013
Americas	27%	39%
Europe	28%	35%
Asia Pacific	27%	26%
Total growth	27%	37%
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

	April 30, 2015 compared to April 30, 2014	January 31, 2015 compared to January 31, 2014
Deferred revenue, current and noncurrent constant currency growth rates (as compared to the comparable prior periods)
Total growth	36%	35%

To present the information above, we convert the deferred revenue balances in local currencies in previous comparable periods using the United States dollar currency exchange rate as on the most recent balance sheet date.

Three Months Ended April 30, 2015 and 2014
Revenues.

	Three Months Ended April 30,		Variance
(in thousands)	2015	2014	Dollars	Percent
Subscription and support	$1,405,287	$1,147,306	$257,981	22%
Professional services and other	105,880	79,466	26,414	33%
Total revenues	$1,511,167	$1,226,772	$284,395	23%
Total revenues were $1.5 billion for the three months ended April 30, 2015, compared to $1.2 billion during the same period a year ago, an increase of $0.3 billion, or 23 percent. On a constant currency basis, total revenues grew 27 percent. Subscription and support revenues were $1.4 billion, or 93 percent of total revenues, for the three months ended April 30, 2015, compared to $1.1 billion, or 94 percent of total revenues, during the same period a year ago, an increase of $0.3 billion, or 22 percent. The increase in subscription and support revenues was due almost entirely to volume-driven increases from new business, which includes new customers, upgrades and additional subscriptions from existing customers. Our attrition rate, which is consistent with the prior year, also played a role in the increase in subscription and support revenues. We continue to invest in a variety of customer programs and initiatives, which, along with increasing enterprise adoption, have helped maintain our attrition rate. The net price per user per month for our three primary offerings, Professional Edition, Enterprise Edition and Unlimited Edition, varies from period to period, but has remained within a consistent range over the past eight quarters. Changes in the net price per user per month has not been a significant driver of revenue growth for the periods presented. Professional services and other revenues were $105.9 million, or seven percent of total revenues, for the three months ended April 30, 2015, compared to $79.5 million, or six percent of total revenues, for the same period a year ago, an increase of $26.4 million, or 33 percent. The increase in professional services and other revenues was primarily attributable to higher demand for services from an increased number of customers.
Revenues in Europe and Asia Pacific accounted for $396.0 million, or 26 percent of total revenues, for the three months ended April 30, 2015, compared to $350.4 million, or 29 percent of total revenues, during the same period a year ago, an increase of $45.7 million, or 13 percent. The increase in revenues on a total dollar basis outside of the Americas was the result of the increasing acceptance of our service, our focus on marketing our services internationally, additional resources and consistent attrition rates as a result of the reasons stated above. Revenues outside of the Americas increased on a total dollar basis in the three months ended April 30, 2015 despite an overall strengthening of the U.S. dollar, which reduced aggregate international revenues by $52.0 million compared to the same period a year ago. We expect revenues outside of the Americas to continue to be negatively impacted in fiscal 2016 by the strengthening of the U.S. dollar relative to the Euro, Japanese yen, Australian dollar and British pound in comparison to similar periods in the prior year.
Cost of Revenues.

	Three Months Ended April 30,		Variance Dollars
(in thousands)	2015	2014
Subscription and support	$274,241	$208,947	$65,294
Professional services and other	107,561	83,358	24,203
Total cost of revenues	$381,802	$292,305	$89,497
Percent of total revenues	25%	24%

Cost of revenues was $381.8 million, or 25 percent of total revenues, for the three months ended April 30, 2015, compared to $292.3 million, or 24 percent of total revenues, during the same period a year ago, an increase of $89.5 million. The increase in absolute dollars was primarily due to an increase of $26.6 million in employee-related costs, an increase of $3.6 million in stock-based expenses, an increase of $36.5 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of $15.3 million in professional and outside services, an increase of $5.5 million in allocated overhead and an increase of $10.8 million in depreciation of property and equipment, offset by a decrease of $9.0 million in amortization of purchased intangibles. We have increased our headcount by 24 percent since April 30, 2014 to meet the higher demand for services from our customers. We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity. Additionally, the amortization of purchased intangible assets may increase as we acquire additional businesses and technologies. We also plan to add additional employees in our professional services group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues in future periods.
The cost of professional services and other revenues exceeded the related revenue during the three months ended April 30, 2015 by $1.7 million as compared to $3.9 million during the same period a year ago. We expect the cost of professional services to continue to exceed revenue from professional services in future fiscal quarters. We believe that this investment in professional services facilitates the adoption of our service offerings.
Research and Development.

	Three Months Ended April 30,		Variance Dollars
(in thousands)	2015	2014
Research and development	$222,128	$188,358	$33,770
Percent of total revenues	15%	16%
Research and development expenses were $222.1 million, or 15 percent of total revenues, for the three months ended April 30, 2015, compared to $188.4 million, or 16 percent of total revenues, during the same period a year ago, an increase of $33.8 million. The increase in absolute dollars was primarily due to an increase of $23.6 million in employee-related costs, an increase of of $4.0 million in stock-based expense, an increase of $2.7 million in development and test data center expense and an increase of $3.5 million in allocated overhead. We increased our research and development headcount by 21 percent since April 30, 2014 in order to improve and extend our service offerings and develop new technologies. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to add employees and invest in technology to support the development of new, and improve existing, technologies and the integration of acquired technologies.
Marketing and Sales.

	Three Months Ended April 30,		Variance Dollars
(in thousands)	2015	2014
Marketing and sales	$736,938	$639,355	$97,583
Percent of total revenues	49%	52%
Marketing and sales expenses were $736.9 million, or 49 percent of total revenues, for the three months ended April 30, 2015, compared to $639.4 million, or 52 percent of total revenues, during the same period a year ago, an increase of $97.6 million. The increase in absolute dollars was primarily due to an increase of $64.7 million in employee-related costs of which $17.3 million was due to increased amortization of deferred commissions, an increase of $3.4 million in stock-based expense, an increase of $12.9 million in advertising expenses and event costs, an increase of $5.1 million due to amortization of purchased intangibles, an increase of $5.7 million in professional and outside services and an increase of $5.7 million in allocated overhead. Our marketing and sales headcount increased by 18 percent since April 30, 2014. The increase in headcount was primarily attributable to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative.

	Three Months Ended April 30,		Variance Dollars
(in thousands)	2015	2014
General and administrative	$175,811	$162,095	$13,716
Percent of total revenues	11%	13%
General and administrative expenses were $175.8 million, or 11 percent of total revenues, for the three months ended April 30, 2015, compared to $162.1 million, or 13 percent of total revenues, during the same period a year ago, an increase of $13.7 million. The increase was primarily due to an increase of $6.9 million in employee-related costs and an increase of $4.9 million in professional services expense. Our general and administrative headcount increased by nine percent since April 30, 2014 as we added personnel to support our growth.
Operating lease termination resulting from purchase of 50 Fremont, net.

	Three Months Ended April 30,		Variance Dollars
(in thousands)	2015	2014
Operating lease termination resulting from purchase of 50 Fremont, net	$(36,617)	$0	$(36,617)
Percent of total revenues	(2)%	0%
Operating lease termination resulting from purchase of 50 Fremont, net for the three months ended April 30, 2015 was $36.6 million. In connection with the purchase, we recognized a net non-cash gain totaling approximately $36.6 million on the termination of the lease signed in January 2012.
Income (loss) from operations.

	Three Months Ended April 30,		Variance Dollars
(in thousands)	2015	2014
Income (loss) from operations	$31,105	$(55,341)	$86,446
Percent of total revenues	2%	(5)%
Income from operations for the three months ended April 30, 2015 was $31.1 million and included $142.6 million of stock-based expenses, $39.7 million of amortization of purchased intangibles and a $36.6 non-cash, one-time net gain from the operating lease termination described above. During the same period a year ago, loss from operations was $55.3 million and included $131.1 million of stock-based expenses and $43.6 million of amortization of purchased intangibles.
Investment income.

	Three Months Ended April 30,		Variance Dollars
(in thousands)	2015	2014
Investment income	$4,561	$1,778	$2,783
Investment income consists of income on our cash and marketable securities balances. Investment income was $4.6 million for the three months ended April 30, 2015 and was $1.8 million during the same period a year ago. The increase was due to earnings on higher cash and marketable securities balances and $1.5 million of higher realized net gains.
Interest expense.

	Three Months Ended April 30,		Variance Dollars
(in thousands)	2015	2014
Interest expense	$(16,675)	$(20,359)	$3,684
Percent of total revenues	(1)%	(1)%

Interest expense consists of interest on our convertible senior notes, capital leases, loan assumed on 50 Fremont and revolving credit facility. Interest expense, net of interest costs capitalized, was $16.7 million for the three months ended April 30, 2015 and was $20.4 million during the same period a year ago. The decrease was primarily due to the maturity of our 0.75% convertible senior notes during fiscal 2015.
Other expense.

	Three Months Ended April 30,		Variance Dollars
(in thousands)	2015	2014
Other expense	$(918)	$(10,847)	$9,929
Other expense primarily consists of non-operating costs such as foreign currency transaction gains and losses, costs associated with real estate transactions and losses on derecognition of debt. Other expense for the three months ended April 30, 2014 includes an $8.5 million loss on conversions of the convertible 0.75% Senior Notes due January 2015.
Provision for income taxes.

	Three Months Ended April 30,		Variance Dollars
(in thousands)	2015	2014
Provision for income taxes	$(13,981)	$(12,142)	$(1,839)
Effective tax rate	77%	(14)%
We reported a tax provision of $14.0 million on a pretax income of $18.1 million, which resulted in an effective tax rate of 77 percent for the three months ended April 30, 2015. The tax provision recorded was primarily related to income taxes in profitable jurisdictions outside of the U.S.
We recorded a tax expense of $12.1 million with a pretax loss of $84.8 million, which resulted in an effective tax rate of negative 14 percent for the three months ended April 30, 2014. The tax provision recorded was related to income taxes in profitable jurisdictions outside the U.S. and the current tax expense in the U.S. We incurred a U.S. current tax expense as a result of forecasted taxable income before considering certain excess tax benefits from stock options and vesting of restricted stock. This U.S. current tax expense was partially offset by tax benefit attributable to losses in certain U.S. states with no valuation allowance.
Liquidity and Capital Resources
At April 30, 2015, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1.9 billion and accounts receivable of $0.9 billion.
Net cash provided by operating activities was $730.9 million during the three months ended April 30, 2015 and $473.1 million during the same period a year ago. Cash provided by operating activities has historically been affected by the amount of net income (loss) adjusted for non-cash expense items such as depreciation and amortization, amortization of purchased intangibles from business combinations, amortization of debt discount, discrete items such as the non-cash gain from termination of 50 Fremont lease, net and the expense associated with stock-based awards; the reclassification of excess tax benefits from employee stock plans to cash flows from financing activities; the timing of employee related costs including commissions and bonus payments; the timing of collections from our customers, which is our largest source of operating cash flows; and changes in working capital accounts.
Our working capital accounts consist of accounts receivables and prepaid assets and other current assets. Claims against working capital include accounts payable, accrued expenses and other current liabilities and payments related to our convertible senior notes and loan secured by 50 Fremont. Our working capital may be impacted by factors in future periods, certain amounts and timing of which are seasonal, such as billings to customers for subscriptions and support services and the subsequent collection of those billings.
As described above in “Seasonal Nature of Deferred Revenue and Accounts Receivable,” our fourth quarter has historically been our strongest quarter for new business and renewals, and correspondingly the first quarter for cash collections. The year on year compounding effect of this seasonality in both billing patterns and overall business causes both the value of invoices that we generate in the fourth quarter and cash collections in the first quarter to increase as a proportion of our total annual billings.

We generally invoice our customers for our subscription and services contracts in advance in annual installments. We typically issue renewal invoices in advance of the renewal service period, and depending on timing, the initial invoice for the subscription and services contract and the subsequent renewal invoice may occur in different quarters. Such invoice amounts are initially reflected in accounts receivable and deferred revenue, which is reflected on the balance sheets. The operating cash flow benefit of increased billing activity generally occurs in the subsequent quarter when we collect from our customers. As such, our first quarter has become our largest collections and operating cash flow quarter.
Net cash provided by operating activities during the three months ended April 30, 2015 increased $257.8 million over the same period a year ago primarily due to higher collections from our fourth quarter billing activity than in the prior year and higher net income after adjusting for depreciation and amortization, discrete items such as the gain on office lease termination and loss on conversions of convertible senior notes, stock-based expenses and the timing of payments against accounts payable, accrued expenses and other current liabilities.
Net cash used in investing activities was $536.1 million during the three months ended April 30, 2015 and $210.4 million during the same period a year ago. The net cash used in investing activities during the three months ended April 30, 2015 primarily related to the purchase of 50 Fremont, strategic investments and capital expenditures including new office build-outs and investment of cash balances offset by proceeds from sales and maturities of marketable securities.
Net cash used in financing activities was $157.6 million during the three months ended April 30, 2015 as compared to net cash provided by financing activities of $219.2 million during the same period a year ago. Net cash used in financing activities during the three months ended April 30, 2015 consisted primarily of $16.8 million of principal payments on capital leases and $300.0 million of payments on our revolving credit facility, offset by $155.0 million from proceeds from equity plans.
In March 2013, we issued $1.15 billion of 0.25% convertible senior notes due in April 2018 (the “Notes”) and concurrently entered into convertible notes hedges (the “0.25% Note Hedges”) and separate warrant transactions (the “Warrants”). The Notes will mature in April 2018, unless earlier converted. Upon conversion of any Notes, we will deliver cash up to the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock, cash, or a combination of both.
The Notes will be convertible if during any 20 trading days during the 30 consecutive trading days of any fiscal quarter, our common stock trades at a price exceeding 130% of the conversion price of $66.44 per share applicable to the Notes. The Notes have not yet been convertible at the holders’ option. The Notes are classified as a noncurrent liability on our condensed consolidated balance sheet as of April 30, 2015. Our common stock did not trade at a price exceeding 130% of the conversion price of $66.44 per share applicable to the Notes during the fiscal quarter ended April 30, 2015. Accordingly, the Notes will not be convertible at the holders’ option for the quarter ending July 31, 2015, and will remain classified as a noncurrent liability on our condensed consolidated balance sheets.
In October 2014, we entered into a credit agreement (the “Credit Agreement”) which provides for a $650.0 million unsecured revolving credit facility (the “Credit Facility”) that matures in October 2019. In March 2015, we paid down the $300.0 million of outstanding borrowings held under the Credit Facility and related interest in full. We may use any future borrowings under the Credit Facility for working capital, capital expenditures and other general corporate purposes, including permitted acquisitions. We may borrow amounts under the Credit Facility at any time during the term of the Credit Agreement. We may also prepay the borrowings under the Credit Facility, in whole or in part, at any time without premium or penalty, subject to certain conditions, and amounts repaid or prepaid may be reborrowed.
The Credit Agreement contains certain customary affirmative and negative covenants, including a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, a limit on our ability to incur additional indebtedness, dispose of assets, make certain acquisition transactions, pay dividends or distributions, and certain other restrictions on our activities each defined specifically in the Credit Agreement. We were in compliance with the Credit Agreement’s covenants as of April 30, 2015.
In December 2014, the Company entered into an agreement with a third-party provider under which the Company will purchase certain infrastructure services for three years. The agreement provides that the Company will pay $33.0 million in fiscal 2016 and $36.0 million in both fiscal 2017 and 2018 for infrastructure services under the agreement.
In February 2015, the Company acquired 50 Fremont Street, a 41-story building totaling approximately 817,000 rentable square feet located in San Francisco, California (“50 Fremont”). At the time of the acquisition, the Company was leasing approximately 500,000 square feet of the available space in 50 Fremont. See Note 4 “Business Combinations” in the Notes to the Condensed Consolidated Financial Statements.

The total purchase price for 50 Fremont was $637.6 million. In financing the purchase price, we used $115.0 million of restricted cash on hand and assumed a $200.0 million loan secured by the property with the remainder paid in cash.
Our cash, cash equivalents and marketable securities are comprised primarily of corporate notes and other obligations, U.S. treasury securities, U.S. agency obligations, government obligations, collateralized mortgage obligations, mortgage backed securities, time deposits, money market mutual funds and municipal securities.
As of April 30, 2015, we have a total of $67.9 million in letters of credit outstanding in favor of certain landlords for office space. To date, no amounts have been drawn against the letters of credit, which renew annually and expire at various dates through December 2030.
We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.
Our principal commitments consist of obligations under leases for office space, co-location data center facilities, and our development and test data center, as well as leases for computer equipment, software, furniture and fixtures. At April 30, 2015, the future non-cancelable minimum payments under these commitments were as follows (in thousands):

	Capital Leases	Operating Leases	Financing Obligation, Building in Progress-Leased Facility
Fiscal Period:
Remaining nine months of fiscal 2016	$86,398	$227,050	$1,777
Fiscal 2017	114,874	287,795	16,877
Fiscal 2018	119,086	244,615	21,107
Fiscal 2019	113,005	188,841	21,551
Fiscal 2020	201,507	181,765	21,995
Thereafter	0	1,052,718	252,517
Total minimum lease payments	634,870	$2,182,784	$335,824
Less: amount representing interest	(81,799)
Present value of capital lease obligations	$553,071

The majority of our operating lease agreements provide us with the option to renew. Our future operating lease obligations would change if we exercised these options and if we entered into additional operating lease agreements as we expand our operations.
The financing obligation above represents the total obligation for our lease of approximately 445,000 rentable square feet of office space in San Francisco, California. As of April 30, 2015, $145.3 million of the total obligation noted above was recorded to Financing obligation, building in progress - leased facility, which is included in “Other noncurrent liabilities” on the condensed consolidated balance sheets.
During the remaining nine months of fiscal 2016 and in future fiscal years, we have made and expect to continue to make additional investments in our infrastructure to scale our operations and increase productivity. We plan to upgrade or replace various internal systems to scale with the overall growth of the Company. Additionally, we expect capital expenditures to be higher in absolute dollars and remain consistent as a percentage of total revenues in future periods as a result of continued office build-outs, other leasehold improvements and data center investments.
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

New Accounting Pronouncement
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) which amended the existing FASB Accounting Standards Codification. This standard establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The standard also provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts. In April 2015, the FASB proposed a one-year deferral of the effective date for the new revenue reporting standard for entities reporting under U.S. GAAP. In accordance with the deferral, ASU 2014-09 will be effective for fiscal 2019, including interim periods within that reporting period.  We are currently in the process of assessing the adoption methodology, which allows the amendment to be applied retrospectively to each prior period presented, or with the cumulative effect recognized as of the date of initial application. We are also evaluating the impact of the adoption of ASU 2014-09 on our condensed consolidated financial statements and have not determined whether the effect will be material to either our revenue results or our deferred commissions balances.
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

•
Amortization of Purchased Intangibles and Acquired Leases. The Company views amortization of acquisition-related intangible assets, such as the amortization of the cost associated with an acquired company’s research and development efforts, trade names, customer lists, customer relationships and acquired lease intangibles, as items arising from pre-acquisition activities determined at the time of an acquisition. While these intangible assets are continually evaluated for impairment, amortization of the cost of purchased intangibles is a static expense, one that is not typically affected by operations during any particular period.

•
Amortization of Debt Discount. Under GAAP, certain convertible debt instruments that may be settled in cash (or other assets) on conversion are required to be separately accounted for as liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, for GAAP purposes we are required to recognize imputed interest expense on the Company’s $1.15 billion of convertible senior notes due 2018 that were issued in a private placement in March 2013. The imputed interest rate was approximately 2.53% for the convertible notes due 2018, while the actual coupon interest rate of the notes was 0.25%. The difference between the imputed interest expense and the coupon interest expense, net of the interest amount capitalized, is excluded from management’s assessment of the Company’s operating performance because management believes that this non-cash expense is not indicative of ongoing operating performance. Management believes that the exclusion of the non-cash interest expense provides investors an enhanced view of the Company’s operational performance.

•
Non-Cash Gains/Losses on Conversion of Debt. Upon settlement of the Company’s convertible senior notes, we attribute the fair value of the consideration transferred to the liability and equity components of the convertible senior notes. The difference between the fair value of consideration attributed to the liability component and the carrying value of the liability as of settlement date is recorded as a non-cash gain or loss on the statement of operations. Management believes that the exclusion of the non-cash gain/loss provides investors an enhanced view of the company’s operational performance.

•
Gain on Sales of Land and Building Improvements. The Company views the non-operating gains associated with the sales of the land and building improvements at Mission Bay to be a discrete item. Management believes that the exclusion of the gains provides investors an enhanced view of the Company’s operational performance.

•
Lease Termination Resulting from Purchase of Office Building. The Company views the non-cash, one-time gain associated with the termination of its lease at 50 Fremont to be a discrete item. Management believes that the exclusion of the gains provides investors an enhanced view of the Company’s operational performance.

•
Income Tax Effects and Adjustments. During fiscal 2015, the Company began to compute and utilize a fixed long-term projected non-GAAP tax rate in order to provide better consistency across the interim reporting periods by eliminating the effects of non-recurring and period-specific items such as changes in the tax valuation allowance and tax effects of acquisitions-related costs, since each of these items can vary in size and frequency. When projecting this long-term rate, the Company evaluated a three-year financial projection that excludes the impact of the following non-cash items: stock-based expense, amortization of purchased intangibles, amortization of acquired leases, amortization of debt discount, gains/losses on sales of land and building improvements, gains/losses on conversions of debt, and termination of office leases. The projected rate also assumes no new acquisitions in the three-year period, and takes into account other factors including the Company’s current tax structure, its existing tax positions in various jurisdictions and key legislation in major jurisdictions where the Company operates. The non-GAAP tax rate for both fiscal 2016 and 2015 is 36.5%. The Company re-evaluates this long-term rate on an annual basis or if any significant events that may materially affect this long-term rate occur. This long-term rate could be subject to change for a variety of reasons, for example, significant changes in the geographic earnings mix including acquisition activity, or fundamental tax law changes in major jurisdictions where the Company operates.

We define non-GAAP gross profit as our total revenues less cost of revenues, as reported on our condensed consolidated statement of operations, excluding the portions of stock-based expenses and amortization of purchased intangibles that are included in cost of revenues.
We define non-GAAP operating profit as our non-GAAP gross profit less operating expenses, as reported on our condensed consolidated statement of operations, excluding the portions of stock-based expenses, amortization of purchased intangibles and gain resulting from termination of our office lease that are included in operating expenses.
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
Our reconciliation of the non-GAAP financial measures of gross profit, operating profit, net income and earnings per share to the most comparable GAAP measure, “gross profit,” “income(loss) from operations,” “net income (loss)” and “net income (loss) per share” for the three months ended April 30, 2015 and 2014 are as follows (in thousands, except for share numbers):

	Three Months Ended April 30,
	2015	2014
Gross profit
GAAP gross profit	$1,129,365	$934,467
Plus:
Amortization of purchased intangibles	19,690	28,672
Stock-based expense	15,381	11,810
Non-GAAP gross profit	$1,164,436	$974,949

	Three Months Ended April 30,
	2015	2014
Income from operations
GAAP income (loss) from operations	$31,105	$(55,341)
Plus:
Amortization of purchased intangibles	39,717	43,637
Stock-based expense	142,560	131,092
Less:
Operating lease termination resulting from purchase of 50 Fremont, net	(36,617)	0
Non-GAAP income from operations	$176,765	$119,388

	Three Months Ended April 30,
	2015	2014
Net income
GAAP net income (loss)	$4,092	$(96,911)
Plus:
Amortization of purchased intangibles	39,717	43,637
Amortization of acquired lease intangible	815	0
Stock-based expense	142,560	131,092
Amortization of debt discount, net	6,059	10,984
Loss on conversion of debt	0	8,529
Less:
Operating lease termination resulting from purchase of 50 Fremont, net	(36,617)	0
Income tax effects and adjustments	(48,291)	(27,815)
Non-GAAP net income	$108,335	$69,516

	Three Months Ended April 30,
	2015	2014
Non-GAAP diluted earnings per share
GAAP diluted income (loss) per share (a)	$0.01	$(0.16)
Plus:
Amortization of purchased intangibles	0.06	0.07
Amortization of acquired lease intangible	0.00	0.00
Stock-based expenses	0.21	0.20
Amortization of debt discount, net	0.01	0.02
Loss on conversion of debt	0.00	0.01
Less:
Operating lease termination resulting from purchase of 50 Fremont, net	(0.06)	0.00
Income tax effects and adjustments of Non-GAAP items	(0.07)	(0.03)
Non-GAAP diluted earnings per share	$0.16	$0.11
Shares used in computing diluted net income per share	664,310	648,000
a) Reported GAAP loss per share was calculated using the basic share count. Non-GAAP diluted earnings per share was calculated using the diluted share count.
Non-GAAP operating profit for the quarter ended April 30, 2015 was $176.8 million and $119.4 million for the same period a year ago, an increase of $57.4 million or 48 percent. During the first quarter of fiscal 2016 we remained focused on improving non-GAAP operating profit and expect to remain similarly focused for the remaining nine months of fiscal 2016.
The effects of dilutive securities were not included in the GAAP calculation of diluted earnings/loss per share for the three months ended April 30, 2014 because we had a net loss for the period and the effect would have been anti-dilutive. The following table reflects the effect of the dilutive securities on the basic share count used in the GAAP earnings/loss per share calculation to derive the share count used for the non-GAAP diluted earnings per share:

	Three Months Ended April 30,
Supplemental Diluted Sharecount Information (in thousands):	2015	2014
Weighted-average shares outstanding for GAAP basic earnings per share	653,809	612,512
Effect of dilutive securities (1):
Convertible senior notes (2)	0	8,495
Warrants associated with the convertible senior note hedges (2)	0	13,220
Employee stock awards	10,501	13,773
Adjusted weighted-average shares outstanding and assumed conversions for Non-GAAP diluted earnings per share	664,310	648,000

(1)
The effects of these dilutive securities were not included in the GAAP calculation of diluted net loss per share for the three months ended April 30, 2014 because the effect would have been anti-dilutive.

(2)
Upon maturity in fiscal 2015, the convertible 0.75% senior notes and associated warrants were settled. The 0.25% senior notes were not convertible, therefore no dilutive effect for shares outstanding for the three months ended April 30, 2015.

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
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $1.9 billion at April 30, 2015. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least BBB or better. The cash, cash equivalents and short-term marketable securities are held for general corporate purposes including possible acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase or decrease in interest rates of 100-basis points at April 30, 2015 could result in a $12.7 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.
At January 31, 2015, we had cash, cash equivalents and marketable securities totaling $1.9 billion. The fixed-income portfolio was also subject to interest rate risk. Changes in interest rates of 100-basis points would have resulted in market value changes of $13.5 million.
Market Risk and Market Interest Risk
In March 2013, we issued at par value $1.15 billion of 0.25% convertible senior notes (the “Notes”). Holders of the Notes may convert the Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, we would pay the holder an amount of cash equal to the principal amounts of the Notes. The amounts in excess of the principal amounts, if any, may be paid in cash or stock at our option. Concurrent with the issuance of the Notes, we entered into separate note hedging transactions and the sale of warrants. These separate transactions were completed to reduce the potential economic dilution from the conversion of the Notes.
The Notes have a fixed annual interest rate of 0.25%, and therefore we do not have economic interest rate exposure on the Notes. However, the value of the Notes are exposed to interest rate risk. Generally, the fair values of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our 0.25% Notes is affected by our stock price. The principal balance of our Notes was $1.15 billion as of April 30, 2015. The total estimated fair value of our Notes at April 30, 2015 was $1.4 billion. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the first quarter of fiscal 2016, which was $125.10.
In October 2014, we entered into a credit agreement (the “Credit Agreement”) which provides for a $650.0 million unsecured revolving credit facility that matures in October 2019 (the “Credit Facility”). Borrowings under the Credit Facility bear interest, at our option, at either a base rate formula, as defined in the Credit Agreement, or a LIBOR based formula, each as set forth in the Credit Agreement. Additionally, we are obligated to pay an ongoing commitment fee at a rate between 0.125% and 0.25%. Interest and the commitment fees are payable in arrears quarterly. As of April 30, 2015 there was no outstanding borrowing amount under the Credit Agreement.
In February 2015, we assumed a $200.0 million loan with the acquisition of 50 Fremont (the “Loan”). The Loan bears an interest rate of 3.75% per annum and is due in June 2023. The Loan requires interest only payments with the remaining principal due at maturity. The Loan can be prepaid at any time subject to a yield maintenance fee. The agreement governing the Loan contains certain customary affirmative and negative covenants that we were in compliance with as of April 30, 2015.
We deposit our cash with multiple financial institutions. Our deposits, at times, may exceed federally insured limits.
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
Our portfolio consists of investments in over 130 privately-held companies, primarily comprised of independent software vendors and system integrators. We invest in early-to-late stage companies for strategic reasons and to support key business initiatives. Our investments in these companies range from $0.2 million to $50.0 million, with eight investments individually equal to or in excess of $10 million. As of April 30, 2015 and January 31, 2015 the carrying value of our investments in privately-held companies was $301.0 million and $158.0 million, respectively. The estimated fair value of our investments in privately-held companies was $452.0 million as of April 30, 2015. The financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering or acquisition, or favorable terms reflecting appreciation to the cost of our initial investment. If we determine that any of our investments in such companies have experienced a decline in fair value, we may be required to record an impairment. All of our investments are subject to a risk of total loss of investment capital.

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

•
changes in deferred revenue and unbilled deferred revenue balances, which are not reflected in the balance sheet, due to seasonality, the compounding effects of renewals, invoice duration, size and timing, new business linearity between quarters and within a quarter and fluctuations due to foreign currency movements;

•	changes in foreign currency exchange rates;

•	the number of new employees;

•	changes in our pricing policies and terms of contracts, whether initiated by us or as a result of competition;

•	the cost, timing and management effort for the introduction of new features to our services;

•	the costs associated with acquiring new businesses and technologies and the follow-on costs of integration and consolidating the results of acquired businesses;

•	the rate of expansion and productivity of our sales force;

•	the length of the sales cycle for our services;

•	new product and service introductions by our competitors;

•	our success in selling our services to large enterprises;

•	variations in the revenue mix of editions of our services;

•	technical difficulties or interruptions in our services;

•	expenses related to our real estate, our office leases and our data center capacity and expansion;

•	changes in interest rates and our mix of investments, which would impact the return on our investments in cash and marketable securities;

•	conditions, particularly sudden changes, in the financial markets, which have impacted and may continue to impact the value of and liquidity of our investment portfolio;

•	income tax effects;

•	our ability to realize benefits from strategic partnerships, acquisition or investments;

•	other than temporary impairments in the value of our strategic investments in early-to-late stage privately held companies

•	expenses related to significant, unusual or discrete events, which are recorded in the period in which the events occur;

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
We derive substantially all of our revenue from subscriptions to our CRM enterprise cloud computing application services, and we expect this will continue for the foreseeable future. The markets for our Analytics Cloud and Communities Cloud remain relatively new and it is uncertain whether our efforts will ever result in significant revenue for us. Further, the introduction of new services beyond the CRM market may not be successful, and early stage interest and adoption of such new services may not result in long term success or significant revenue for us. Our efforts to expand our services beyond the CRM market may not succeed and may reduce our revenue growth rate.
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

We are subject to risks associated with our venture capital investments.
We invest in early-to-late stage companies for strategic reasons and to support key business initiatives, and may not realize a return on our investments. Many such companies generate net losses and the market for their products, services or technologies may be slow to develop, and, therefore, are dependent on the availability of later rounds of financing from banks or investors on favorable terms to continue their operations.  The financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering or acquisition, on favorable terms reflecting appreciation to the cost of our initial investment.  The capital markets for public offerings and acquisitions are dynamic and the likelihood of liquidity events for the companies we have invested in could significantly worsen. Further, valuations of privately-held companies are inherently complex due to the lack of readily available market data. If we determine that any of our investments in such companies have experienced a decline in fair value, we may be required to record an impairment, which could negatively impact our financial results. All of our investments are subject to a risk of total loss of investment capital.
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
We have a high level of debt, including our 0.25% Senior Notes due April 1, 2018 and capital lease arrangements. Additionally, we have significant contractual commitments in operating lease arrangements, which are not reflected on our condensed consolidated balance sheets. In addition, we have a financing obligation for a leased facility of which we are deemed the owner for accounting purposes. Our maintenance of this indebtedness could:

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 1, 2015, the Company issued 24,144 shares of Company common stock in connection with the acquisition of a contextual multifactor authentication company, in a private transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) under Securities Act.
The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the first quarter of fiscal year 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 1 to 28, 2015	0	$0	0	0
March 1 to 31, 2015	0	$0	0	0
April 1 to 30, 2015	53,263	$4.62	0	0
Total	53,263	$4.62	0
____________________

(1) All of the shares purchased in April 2015 were repurchased from former employees of RelateIQ, Inc. (“RelateIQ”) upon their termination of employment with the Company. The shares were originally acquired by the employees upon early exercise of RelateIQ stock options and were held subject to a right of repurchase in favor of the issuer until the satisfaction of certain vesting requirements. The RelateIQ shares resulting from these early exercises were converted into shares of Company common stock upon the Company’s acquisition of RelateIQ in August 2014 and were held subject to a right of repurchase in favor of the Company until the satisfaction of certain vesting requirements.
(2) The price paid per share was the original option exercise price per share paid by the former RelateIQ employees upon early exercise, as adjusted pursuant to the terms the agreement by which the Company acquired RelateIQ.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS
Exhibits
The Exhibits listed below are filed as part of this Form 10-Q.

Index to Exhibits

Exhibit No.	Exhibit Description	Provided Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of salesforce.com, inc.		8-K	001-32224	3.1	06/11/2013

3.2	Amended and Restated Bylaws of salesforce.com, inc.		8-K	001-32224	3.2	06/11/2013

10.1	Services Agreement, dated March 31, 2015, between salesforce.com, inc. and Graham Smith	X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 22, 2015
salesforce.com, inc.

	By:	/S/ MARK J. HAWKINS
Mark J. Hawkins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: May 22, 2015
salesforce.com, inc.

	By:	/S/ JOE ALLANSON
Joe Allanson
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)