Form 10-Q
period 2015-07-31
SALESFORCE COM INC
filed 2015-08-25
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2015, there were approximately 660.0 million shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
salesforce.com, inc.
Condensed Consolidated Balance Sheets
(in thousands)

	July 31, 2015	January 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,089,351	$908,117
Short-term marketable securities	81,118	87,312
Accounts receivable, net	1,067,799	1,905,506
Deferred commissions	211,314	225,386
Prepaid expenses and other current assets	330,291	280,554
Land and building improvements held for sale	136,914	143,197
Total current assets	2,916,787	3,550,072
Marketable securities, noncurrent	896,494	894,855
Property and equipment, net	1,725,184	1,125,866
Deferred commissions, noncurrent	143,871	162,796
Capitalized software, net	414,035	433,398
Goodwill	3,804,288	3,782,660
Strategic investments	477,886	175,774
Other assets, net	415,432	452,546
Restricted cash	0	115,015
Total assets	$10,793,977	$10,692,982
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$1,098,054	$1,103,335
Deferred revenue	3,014,940	3,286,768
Total current liabilities	4,112,994	4,390,103
Convertible 0.25% senior notes, net	1,082,799	1,070,692
Loan assumed on 50 Fremont	198,813	0
Revolving credit facility	0	300,000
Deferred revenue, noncurrent	20,051	34,681
Other noncurrent liabilities	843,517	922,323
Total liabilities	6,258,174	6,717,799
Stockholders’ equity:
Common stock	660	651
Additional paid-in capital	5,165,892	4,604,485
Accumulated other comprehensive loss	(28,144)	(24,108)
Accumulated deficit	(602,605)	(605,845)
Total stockholders’ equity	4,535,803	3,975,183
Total liabilities and stockholders’ equity	$10,793,977	$10,692,982

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Revenues:
Subscription and support	$1,521,319	$1,232,587	$2,926,606	$2,379,893
Professional services and other	113,365	85,964	219,245	165,430
Total revenues	1,634,684	1,318,551	3,145,851	2,545,323
Cost of revenues (1)(2):
Subscription and support	292,737	218,918	566,978	427,865
Professional services and other	112,647	88,913	220,208	172,271
Total cost of revenues	405,384	307,831	787,186	600,136
Gross profit	1,229,300	1,010,720	2,358,665	1,945,187
Operating expenses (1)(2):
Research and development	234,100	203,109	456,228	391,467
Marketing and sales	793,691	671,958	1,530,629	1,311,313
General and administrative	181,685	169,087	357,496	331,182
Operating lease termination resulting from purchase of 50 Fremont, net	0	0	(36,617)	0
Total operating expenses	1,209,476	1,044,154	2,307,736	2,033,962
Income (loss) from operations	19,824	(33,434)	50,929	(88,775)
Investment income	3,283	2,655	7,844	4,433
Interest expense	(18,096)	(18,314)	(34,771)	(38,673)
Other income (expense) (1)(3)	1,947	(3,876)	1,029	(14,723)
Income (loss) before provisions for income taxes	6,958	(52,969)	25,031	(137,738)
Provisions for income taxes	(7,810)	(8,119)	(21,791)	(20,261)
Net income (loss)	$(852)	$(61,088)	$3,240	$(157,999)
Basic net income (loss) per share	$0.00	$(0.10)	$0.00	$(0.26)
Diluted net income (loss) per share	$0.00	$(0.10)	$0.00	$(0.26)
Shares used in computing basic net income (loss) per share	659,366	617,016	656,636	614,797
Shares used in computing diluted net income (loss) per share	659,366	617,016	672,231	614,797
_______________
(1) Amounts include amortization of purchased intangibles from business combinations, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Cost of revenues	$20,839	$21,271	$40,529	$49,943
Marketing and sales	19,002	14,648	39,029	29,613
Other non-operating expense	1,301	0	2,116	0
(2) Amounts include stock-based expense, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Cost of revenues	$16,340	$12,977	$31,721	$24,787
Research and development	33,732	33,112	64,974	60,396
Marketing and sales	71,724	70,485	142,258	137,618
General and administrative	25,983	25,837	51,386	50,702
(3) Amount includes approximately $8.9 million loss on conversions of our convertible 0.75% senior notes due January 2015 recognized during the six months ended July 31, 2014.
See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Net income (loss)	$(852)	$(61,088)	$3,240	$(157,999)
Other comprehensive loss, before tax and net of reclassification adjustments:
Foreign currency translation and other losses	(5,391)	(5,299)	(7,246)	(2,184)
Unrealized gains (loss) on investments	5,599	1,164	3,210	(4,333)
Other comprehensive gain (loss), before tax	208	(4,135)	(4,036)	(6,517)
Tax effect	0	0	0	0
Other comprehensive gain (loss), net of tax	208	(4,135)	(4,036)	(6,517)
Comprehensive loss	$(644)	$(65,223)	$(796)	$(164,516)

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Operating activities:
Net income (loss)	$(852)	$(61,088)	$3,240	$(157,999)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	131,675	107,596	259,602	218,404
Amortization of debt discount and transaction costs	7,291	9,949	13,152	21,740
50 Fremont lease termination, net	0	0	(36,617)	0
Loss on conversions of convertible senior notes	0	361	0	8,890
Amortization of deferred commissions	76,679	61,300	153,834	121,155
Expenses related to employee stock plans	147,779	142,411	290,339	273,503
Excess tax benefits from employee stock plans	133	6,815	(4,091)	(2,226)
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	(141,418)	(150,168)	837,752	526,514
Deferred commissions	(70,745)	(65,846)	(120,837)	(106,742)
Prepaid expenses and other current assets and other assets	(18,072)	23,636	(29,346)	27,913
Accounts payable, accrued expenses and other liabilities	193,771	142,638	(45,301)	(42,961)
Deferred revenue	(21,830)	28,289	(286,459)	(169,211)
Net cash provided by operating activities	304,411	245,893	1,035,268	718,980
Investing activities:
Business combinations, net of cash acquired	(18,451)	0	(30,921)	0
Purchase of 50 Fremont land and building	0	0	(425,376)	0
Deposit for purchase of 50 Fremont land and building	0	0	115,015	0
Non-refundable amounts received for sale of land available for sale	3,432	1,000	6,284	31,000
Strategic investments	(150,434)	(18,807)	(294,896)	(35,053)
Purchases of marketable securities	(136,196)	(284,928)	(343,421)	(535,464)
Sales of marketable securities	130,922	71,073	323,106	150,385
Maturities of marketable securities	1,833	16,762	16,279	23,960
Capital expenditures	(64,883)	(71,576)	(135,970)	(131,674)
Net cash used in investing activities	(233,777)	(286,476)	(769,900)	(496,846)
Financing activities:
Proceeds from employee stock plans	114,799	61,429	269,814	135,224
Excess tax benefits from employee stock plans	(133)	(6,815)	4,091	2,226
Payments on convertible senior notes	0	(13,692)	0	(297,584)
Principal payments on capital lease obligations	(41,074)	(40,341)	(57,899)	(50,935)
Payments on revolving credit facility and term loan	0	(7,500)	(300,000)	(15,000)
Net cash provided by (used in) financing activities	73,592	(6,919)	(83,994)	(226,069)
Effect of exchange rate changes	3,169	(5,664)	(140)	(2,975)
Net increase (decrease) in cash and cash equivalents	147,395	(53,166)	181,234	(6,910)
Cash and cash equivalents, beginning of period	941,956	827,891	908,117	781,635
Cash and cash equivalents, end of period	$1,089,351	$774,725	$1,089,351	$774,725

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$20,592	$8,322	$28,671	$16,989
Income taxes, net of tax refunds	$5,621	$14,805	$16,202	$24,799
Non-cash financing and investing activities:
Fixed assets acquired under capital leases	$2,166	$75,449	$5,126	$81,335
Building in progress - leased facility acquired under financing obligation	$14,636	$20,288	$36,859	$33,048
Fair value of loan assumed on 50 Fremont	$0	$0	$198,751	$0

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
Basis of Presentation
The accompanying condensed consolidated balance sheet as of July 31, 2015 and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of cash flows for the three and six months ended July 31, 2015 and 2014, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2015 was derived from the audited consolidated financial statements that are included in the Company’s fiscal 2015 Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2015. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s fiscal 2015 Form 10-K.
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments necessary for the fair presentation of the Company’s balance sheet as of July 31, 2015, and its results of operations, including its comprehensive loss, and its cash flows for the three and six months ended July 31, 2015 and 2014. All adjustments are of a normal recurring nature. The results for the three and six months ended July 31, 2015 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2016.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in the Company’s condensed consolidated financial statements and notes thereto.
Significant estimates and assumptions made by management include the determination of:

•	the best estimate of selling price of the deliverables included in multiple deliverable revenue arrangements,

•	the fair value of assets acquired and liabilities assumed for business combinations,

•	the recognition, measurement and valuation of current and deferred income taxes,

•	the fair value of convertible notes,

•	the fair value of stock awards issued and related forfeiture rates,

•	the useful lives of intangible assets and property and equipment,

•	the valuation of strategic investments and the determination of other-than-temporary impairments, and

•	the assessment of determination of impairment of long-lived assets (property and equipment, goodwill and identified intangibles).

Actual results could differ materially from those estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the result of which forms the basis for making judgments about the carrying values of assets and liabilities.
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
No single customer accounted for more than five percent of accounts receivable at July 31, 2015 and January 31, 2015. No single customer accounted for five percent or more of total revenue during the three and six months ended July 31, 2015 and 2014.
Geographic Locations
As of July 31, 2015 and January 31, 2015, assets located outside the Americas were 12 percent of total assets.
Revenues by geographical region are as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Americas	$1,202,173	$940,946	$2,317,293	$1,817,323
Europe	286,904	246,532	545,709	477,342
Asia Pacific	145,607	131,073	282,849	250,658
	$1,634,684	$1,318,551	$3,145,851	$2,545,323
Americas revenue attributed to the United States was approximately 95 percent and 94 percent during the three and six months ended July 31, 2015 and 2014, respectively. No other country represented more than ten percent of total revenue during the three and six months ended July 31, 2015 and 2014.
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
The commissions are deferred and amortized over the non-cancelable terms of the related customer contracts, which are typically 12 to 36 months. The commission payments are paid in full the month after the customer’s service commences and are a direct and incremental cost of the revenue arrangements. The deferred commission amounts are recoverable through the future revenue streams under the non-cancelable customer contracts. The Company believes this is the preferable method of accounting as the commission charges are so closely related to the revenue from the non-cancelable customer contracts that they should be recorded as an asset and charged to expense over the same period that the subscription revenue is recognized. Amortization of deferred commissions is included in marketing and sales expense in the accompanying condensed consolidated statements of operations.
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
The additional disclosures regarding the Company’s fair value measurements are included in Note 2 “Investments.”
Property and Equipment
Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of those assets as follows:

Computer, equipment and software	3 to 9 years
Furniture and fixtures	5 years
Leasehold improvements	The remaining lease term or up to 10 years
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
Goodwill and Intangible Assets Impairment Assessments
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
Long- Lived Assets and Impairment Assessment
The company evaluates long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions, or other events that indicate an asset's carrying amount may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value.
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
The Company establishes assets and liabilities for the present value of estimated future costs to retire long-lived assets at the termination or expiration of a lease. Such assets are depreciated over the lease period to operating expense.
As the deemed owner for accounting purposes during construction, the Company records assets and liabilities for the estimated construction costs incurred under build-to-suit lease arrangements to the extent it is involved in the construction of structural improvements or takes construction risk prior to commencement of a lease.
The Company additionally has entered into subleases for unoccupied leased office space. Losses are recognized in the period the sublease is executed. Any sublease payments received in excess of the straight-line rent payments for the sublease are recorded in other income (expense).

Accounting for Stock-Based Expense
The Company recognizes stock-based expenses related to stock options and restricted stock awards on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four years. The Company recognizes stock-based expenses related to shares issued pursuant to its Amended and Restated 2004 Employee Stock Purchase Plan (“ESPP” or “2004 Employee Stock Purchase Plan”) on a straight-line basis over the offering period, which is 12 months. Stock-based expenses are recognized net of estimated forfeiture activity. The estimated forfeiture rate applied is based on historical forfeiture rates. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option pricing model.
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three Months Ended July 31,		Six Months Ended July 31,
Stock Options	2015	2014	2015	2014
Volatility	35%	37%	35-37%	37%
Estimated life	3.6 years	3.5 years	3.6 years	3.5 years
Risk-free interest rate	1.31- 1.42%	1.25- 1.46%	1.13- 1.42%	1.20- 1.46%
Weighted-average fair value per share of grants	$20.24	$15.81	$19.81	$16.15

	Three Months Ended July 31,		Six Months Ended July 31,
ESPP	2015	2014	2015	2014
Volatility	34%	34-35%	34%	34-35%
Estimated life	0.75 years	0.75 years	0.75 years	0.75 years
Risk-free interest rate	0.06- 0.27%	0.07- 0.16%	0.06- 0.27%	0.07- 0.16%
Weighted-average fair value per share of grants	$19.30	$14.53	$19.30	$14.53

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

In July 2015, the United States Tax Court (the “Court”) issued an opinion favorable to Altera Corporation (“Altera”) with respect to Altera’s litigation with the Internal Revenue Service (“IRS”). The litigation relates to the treatment of stock-based compensation expense in an inter-company cost-sharing arrangement with Altera’s foreign subsidiary. In its opinion, the Court accepted Altera’s position of excluding stock-based compensation from its inter-company cost-sharing arrangement. Because there is uncertainty related to the IRS response to the Court’s opinion, the final resolution of this litigation, and the potential favorable benefits to the Company, the Company did not record any benefit for the three months ended July 31, 2015. Management will continue to monitor developments related to this case and the potential impact of those developments on our current and future financial statements.
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
New Accounting Pronouncement
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) which amended the existing FASB Accounting Standards Codification. This standard establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The standard also provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts. The FASB deferred the effective date for the new revenue reporting standard for entities reporting under U.S. GAAP for one year. In accordance with the deferral, ASU 2014-09 will be effective for fiscal 2019, including interim periods within that reporting period. The Company is currently in the process of assessing the adoption methodology, which allows the amendment to be applied retrospectively to each prior period presented, or with the cumulative effect recognized as of the date of initial application. The Company is also evaluating the impact of the adoption of ASU 2014-09 on its condensed consolidated financial statements and has not determined whether the effect will be material to either its revenue results or its deferred commissions balances.
Reclassification
Certain reclassifications to the fiscal 2015 balances were made to conform to the current period presentation in the Balance Sheet. These reclassifications include strategic investments and other assets, net.

2. Investments
Marketable Securities
At July 31, 2015, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$579,895	$816	$(992)	$579,719
U.S. treasury securities	108,471	193	(7)	108,657
Mortgage backed obligations	59,620	93	(406)	59,307
Asset backed securities	166,818	93	(150)	166,761
Municipal securities	36,388	102	(44)	36,446
Foreign government obligations	2,091	16	(1)	2,106
U.S. agency obligations	14,172	11	(3)	14,180
Covered bonds	10,224	212	0	10,436
Total marketable securities	$977,679	$1,536	$(1,603)	$977,612
At January 31, 2015, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$605,724	$3,031	$(481)	$608,274
U.S. treasury securities	73,226	257	(1)	73,482
Mortgage backed obligations	44,181	159	(415)	43,925
Asset backed securities	120,049	131	(43)	120,137
Municipal securities	36,447	115	(25)	36,537
Foreign government obligations	12,023	278	0	12,301
U.S. agency obligations	19,488	26	(4)	19,510
Covered bonds	66,816	1,185	0	68,001
Total marketable securities	$977,954	$5,182	$(969)	$982,167
The duration of the investments classified as marketable securities is as follows (in thousands):

	As of
	July 31, 2015	January 31, 2015
Recorded as follows:
Short-term (due in one year or less)	$81,118	$87,312
Long-term (due after one year)	896,494	894,855
	$977,612	$982,167

As of July 31, 2015, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$322,777	$(930)	$17,977	$(62)	$340,753	$(992)
U.S. treasury securities	14,002	(7)	0	0	14,002	(7)
Mortgage backed obligations	36,878	(227)	14,998	(179)	51,876	(406)
Asset backed securities	98,740	(127)	6,230	(23)	104,970	(150)
Municipal securities	8,683	(27)	6,046	(17)	14,729	(44)
Foreign government obligations	1,579	(1)	0	0	1,579	(1)
U.S. agency obligations	2,172	(3)	0	0	2,172	(3)
	$484,831	$(1,322)	$45,251	$(281)	$530,081	$(1,603)
The unrealized losses for each of the fixed rate marketable securities were less than $36,000. The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of July 31, 2015. The Company expects to receive the full principal and interest on all of these marketable securities.
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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of July 31, 2015 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of July 31, 2015
Cash equivalents (1):
Time deposits	$0	$122,970	$0	$122,970
Money market mutual funds	289,410	0	0	289,410
Marketable securities:
Corporate notes and obligations	0	579,719	0	579,719
U.S. treasury securities	0	108,657	0	108,657
Mortgage backed obligations	0	59,307	0	59,307
Asset backed securities	0	166,761	0	166,761
Municipal securities	0	36,446	0	36,446
Foreign government obligations	0	2,106	0	2,106
U.S. agency obligations	0	14,180	0	14,180
Covered bonds	0	10,436	0	10,436
Foreign currency derivative contracts (2)	0	3,621	0	3,621
Total Assets	$289,410	$1,104,203	$0	$1,393,613
Liabilities
Foreign currency derivative contracts (3)	$0	$(2,213)	$0	$(2,213)
Total Liabilities	$0	$(2,213)	$0	$(2,213)
_____________
(1)Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheet as of July 31, 2015, in addition to $677.0 million of cash.
(2)Included in “prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheet as of July 31, 2015.
(3)Included in “accounts payable, accrued expenses and other liabilities” in the condensed consolidated balance sheet as of July 31, 2015.

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
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk. The Company uses forward currency derivative contracts to minimize the Company’s exposure to balances primarily denominated in British pounds, Euros, Japanese yen, Canadian dollars and Australian dollars. The Company’s foreign currency derivative contracts, which are not designated as hedging instruments, are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. As of July 31, 2015 and January 31, 2015, the foreign currency derivative contracts that were not settled were recorded at fair value on the condensed consolidated balance sheets.
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

Details on outstanding foreign currency derivative contracts related primarily to intercompany receivables and payables are presented below (in thousands):

	As of
	July 31, 2015	January 31, 2015
Notional amount of foreign currency derivative contracts	$762,454	$942,086
Fair value of foreign currency derivative contracts	$1,408	$4,917

The fair value of the Company’s outstanding derivative instruments are summarized below (in thousands):

		Fair Value of Derivative Instruments
		As of
	Balance Sheet Location	July 31, 2015	January 31, 2015
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$3,621	$10,611
Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Accounts payable, accrued expenses and other liabilities	$2,213	$5,694

The effect of the derivative instruments not designated as hedging instruments on the condensed consolidated statements of operations during the three and six months ended July 31, 2015 and 2014, respectively, are summarized below (in thousands):

Derivatives Not Designated as Hedging Instruments	Gains (Losses) on Derivative Instruments Recognized in Income
		Three Months Ended July 31,
	Location	2015	2014
Foreign currency derivative contracts	Other expense	$9,494	$(2,914)

Derivatives Not Designated as Hedging Instruments	Gains (Losses) on Derivative Instruments Recognized in Income
		Six Months Ended July 31,
	Location	2015	2014
Foreign currency derivative contracts	Other expense	$14,069	$(2,006)
Strategic Investments
The Company's strategic investments are composed of marketable equity securities and non-marketable equity and debt securities. Marketable equity securities are measured using quoted prices in their respective active markets and the non-marketable equity and debt securities are recorded at cost value.
As of July 31, 2015, the Company had six investments in marketable equity securities that have a fair value of $28.2 million, which includes an unrealized gain of $20.4 million. As of January 31, 2015, the Company had four investments in marketable equity securities that had a fair value of $17.8 million, which included an unrealized gain of $13.1 million. As these are investments in publicly-held companies and are recorded at fair value, the unrealized gain is recorded in the condensed consolidated balance sheets within strategic investments and accumulated other comprehensive loss.

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
As of July 31, 2015 and January 31, 2015, the cost of the Company’s investments in privately-held companies was $449.7 million and $158.0 million, respectively. These investments are presented on the condensed consolidated balance sheets within strategic investments. The estimated fair value of the Company's investments in privately-held companies was approximately $631.0 million and $280.0 million as of July 31, 2015 and January 31, 2015, respectively. Due to the fact that the Company’s investments in privately-held companies are measured using the cost method of accounting, the unrealized gains of $181.3 million and $122.0 million as of July 31, 2015 and January 31, 2015, respectively, are not recorded on the condensed consolidated balance sheets within strategic investments and accumulated other comprehensive loss.
Investment Income
Investment income consists of interest income, realized gains, and realized losses on the Company’s cash, cash equivalents and marketable securities. The components of investment income are presented below (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Interest income	$3,169	$2,567	$6,219	$4,331
Realized gains	813	229	2,940	346
Realized losses	(699)	(141)	(1,315)	(244)
Total investment income	$3,283	$2,655	$7,844	$4,433
Reclassification adjustments out of accumulated other comprehensive loss into net income (loss) were immaterial for the three and six months ended July 31, 2015 and 2014, respectively.
3. Property and Equipment
Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of
	July 31, 2015	January 31, 2015
Land	$183,888	$0
Buildings	581,036	125,289
Computers, equipment and software	1,231,106	1,171,762
Furniture and fixtures	77,240	71,881
Leasehold improvements	419,040	376,761
	$2,492,310	$1,745,693
Less accumulated depreciation and amortization	(767,126)	(619,827)
	$1,725,184	$1,125,866
Depreciation and amortization expense totaled $76.7 million and $60.7 million during the three months ended July 31, 2015 and 2014, respectively. and totaled $149.2 million and $117.1 million during the six months ended July 31, 2015 and 2014, respectively.
Computers, equipment and software at July 31, 2015 and January 31, 2015 included a total of $740.6 million and $734.7 million acquired under capital lease agreements, respectively. Accumulated amortization relating to computers, equipment and software under capital leases totaled $259.6 million and $206.7 million, respectively, at July 31, 2015 and January 31, 2015. Amortization of assets under capital leases is included in depreciation and amortization expense.

In April 2014, the Company entered into an agreement to sell 8.8 net acres of undeveloped real estate in San Francisco, California, and a portion of associated perpetual parking rights, for which the Company received a nonrefundable deposit in the amount of $30.0 million. As of July 31, 2015, these 8.8 net acres and perpetual parking rights met the criteria to be classified as held for sale. As a result, the Company classified this portion of the Company's land and building improvements, which totaled $137.7 million, and the perpetual parking rights of $5.5 million, net of $6.3 million reimbursed for property taxes and other items, as land and building improvements held for sale in the current assets section of the accompanying condensed consolidated balance sheets. The sale of this portion of the Company's undeveloped real estate is expected to close within twelve months and is subject to certain closing conditions. Until the land sale, the Company records the operating expenses. As of July 31, 2015, the fair value of the Company's land, building improvements and perpetual parking rights, based on the expected sale proceeds, exceeds the carrying value.
In December 2012, the Company entered into a lease agreement for approximately 445,000 rentable square feet of office space at 350 Mission Street (“350 Mission”) in San Francisco, California. The space rented is for the total office space available in the building, which is in the process of being constructed. As a result of the Company’s involvement during the construction period, the Company is considered for accounting purposes to be the owner of the construction project. As of July 31, 2015, the Company had capitalized $145.5 million of construction costs, based on the construction costs incurred to date by the landlord, and recorded a corresponding current financing and noncurrent financing obligation liability of $7.5 million and $157.6 million, respectively. The financing obligation carrying value also includes $16.7 million of tenant improvement obligations and approximately $3.0 million of imputed interest. The total expected financing obligation associated with this lease upon completion of the construction of the building, inclusive of the amounts currently recorded, is $335.8 million, including interest (see Note 10 “Commitments” for future commitment details). The obligation will be settled through monthly lease payments to the landlord in phases as the office space becomes ready for occupancy. To the extent that operating expenses for 350 Mission are material, the Company, as the deemed accounting owner, will record the operating expenses. In April 2015, the building was placed into service and depreciation commenced.
There was no impairment of long-lived assets during the three months ended July 31, 2015 and 2014, respectively.
4. Business Combinations
50 Fremont
In February 2015, the Company acquired 50 Fremont Street, a 41-story building totaling approximately 817,000 rentable square feet located in San Francisco, California (“50 Fremont”). At the time of the acquisition, the Company was leasing approximately 500,000 square feet of the available space in 50 Fremont. As of July 31, 2015, the Company occupied approximately 516,000 square feet. The Company acquired 50 Fremont for the purpose of expanding its global headquarters in San Francisco. Pursuant to the acquisition agreement, the Company also acquired existing third-party leases and other intangible property, terminated the Company’s existing office leases with the seller and assumed the seller's outstanding loan on 50 Fremont. In accordance with ASC 805, Business Combinations, the Company accounted for the building purchase as a business combination.
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
In connection with the purchase, the Company recognized a net non-cash gain totaling approximately $36.6 million on the termination of the lease signed in January 2012. This amount reflects a gain of $46.1 million for the reversal of tenant incentives provided from the previous landlord at the inception of the lease and a loss of $9.5 million related to the termination of the Company's operating lease. The tax impact as a result of the difference between tax and book basis of the building is insignificant after considering the impact of the Company's valuation allowance. The amounts above have been included in the Company's condensed consolidated statements of operations and condensed consolidated balance sheets. The Company has included the rental income from third party leases with other tenants in the building, and the proportionate share of building expenses for those leases, in other expense in the Company's condensed consolidated results of operations from the date of acquisition. These amounts are recorded in other expense as this net rental income is not part of our core operations. These amounts were not material for the periods presented. The Company expects to finalize the depreciable life of the building as soon as practicable, but not later than one year from the acquisition date.
Other Business Combinations
During the six months ended July 31, 2015, the Company acquired two companies for an aggregate of $31.3 million in cash, net of cash acquired, and has included the financial results of these companies in its condensed consolidated financial statements from the respective dates of acquisition. The Company accounted for these transactions as business combinations. In allocating the purchase consideration for each company based on estimated fair values, the Company recorded $21.6 million of goodwill. The goodwill balance is not deductible for U.S. income tax purposes.
In August 2015, the Company completed the acquisition of Kerensen Consulting, pursuant to a Share Purchase Agreement dated as of June 24, 2015. The total purchase price was approximately $24.2 million.
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter.
Goodwill consisted of the following (in thousands):

Balance as of January 31, 2015	$3,782,660
Other business combinations	21,628
Balance as of July 31, 2015	$3,804,288

5. Debt
Convertible Senior Notes

	Par Value Outstanding	Equity Component Recorded at Issuance		Liability Component of Par Value as of
(In thousands)				July 31, 2015	January 31, 2015
0.25% Convertible Senior Notes due April 1, 2018	$1,150,000	$122,421	(1)	$1,082,799	$1,070,692
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
The 0.25% Senior Notes consisted of the following (in thousands):

	As of
	July 31, 2015	January 31, 2015
Liability component :
Principal:
0.25% Senior Notes (1)	$1,150,000	$1,150,000
Less: debt discount, net
0.25% Senior Notes (2)	(67,201)	(79,308)
Net carrying amount	$1,082,799	$1,070,692
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
The total estimated fair value of the Company’s 0.25% Senior Notes at July 31, 2015 was $1.4 billion. The fair value was determined based on the closing trading price per $100 of the 0.25% Senior Notes as of the last day of trading for the second quarter of fiscal 2016.
Based on the closing price of the Company’s common stock of $73.30 on July 31, 2015, the if-converted value of the 0.25% Senior Notes exceeded their principal amount by approximately $118.7 million. Based on the terms of the 0.25% Senior Notes, the Senior Notes were not convertible for the three months ended July 31, 2015.
Note Hedges
To minimize the impact of potential economic dilution upon conversion of the Notes, the Company entered into convertible note hedge transactions with respect to its common stock (the “0.25% Note Hedges”).

(in thousands, except for shares)	Date	Purchase	Shares
0.25% Note Hedges	March 2013	$153,800	17,308,880
The 0.25% Note Hedges cover shares of the Company’s common stock at a strike price that corresponds to the initial conversion price of the 0.25% Senior Notes, also subject to adjustment, and are exercisable upon conversion of the Notes. The 0.25% Note Hedges will expire upon the maturity of the 0.25% Senior Notes. The 0.25% Note Hedges are intended to reduce the potential economic dilution upon conversion of the 0.25% Senior Notes in the event that the market value per share of the Company’s common stock, as measured under the 0.25% Senior Notes, at the time of exercise is greater than the conversion price of the 0.25% Senior Notes. The 0.25% Note Hedges are separate transactions and are not part of the terms of the 0.25% Senior Notes. Holders of the 0.25% Senior Notes will not have any rights with respect to the 0.25% Note Hedges. The 0.25% Note Hedges do not impact earnings per share.

Warrants

	Date	Proceeds (in thousands)	Shares	Strike Price
0.25% Warrants	March 2013	$84,800	17,308,880	$90.40
In March 2013, the Company also entered into a warrants transaction (the “0.25% Warrants”), whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, shares of the Company’s common stock. The 0.25% Warrants were anti-dilutive for the periods presented. The 0.25% Warrants are separate transactions entered into by the Company and are not part of the terms of the 0.25% Senior Notes or the 0.25% Note Hedges. Holders of the 0.25% Senior Notes and 0.25% Note Hedges will not have any rights with respect to the 0.25% Warrants.
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
The Credit Agreement contains certain customary affirmative and negative covenants, including a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, a limit on the Company’s ability to incur additional indebtedness, dispose of assets, make certain acquisition transactions, pay dividends or distributions, and certain other restrictions on the Company’s activities each defined specifically in the Credit Agreement. The Company was in compliance with the Credit Agreement’s covenants as of July 31, 2015.
In March 2015, the Company paid down $300.0 million of outstanding borrowings under the Credit Facility. There are currently no outstanding borrowings held under the Credit Facility as of July 31, 2015.
The weighted average interest rate on borrowings under the Credit Facility was 1.6% for the period beginning in October 2014 and ended March 31, 2015.
Loan Assumed on 50 Fremont
The Company assumed a $200.0 million loan with the acquisition of 50 Fremont (the “Loan”). The Loan bears an interest rate of 3.75% per annum and is due in June 2023. The Loan requires interest only payments with the remaining principal due at maturity. For the three and six months ended July 31, 2015, total interest expense recognized was $1.9 million and $3.5 million respectively. The Loan can be prepaid at any time subject to a yield maintenance fee. The agreement governing the Loan contains certain customary affirmative and negative covenants that the Company was in compliance with as of July 31, 2015.
Interest Expense on Convertible Senior Notes, Revolving Credit Facility and Loan Secured by 50 Fremont
The following table sets forth total interest expense recognized related to the 0.25% Senior Notes, the Credit Facility and the Loan prior to capitalization of interest (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Contractual interest expense	$2,843	$2,684	$6,193	$5,587
Amortization of debt issuance costs	1,032	1,130	2,050	2,358
Amortization of debt discount	6,110	9,216	12,169	20,200
	$9,985	$13,030	$20,412	$28,145

6. Other Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	July 31, 2015	January 31, 2015
Deferred income taxes, net	$45,032	$35,528
Prepaid income taxes	20,763	21,514
Customer contract asset	6,172	16,620
Other taxes receivable	28,625	27,540
Prepaid expenses and other current assets	229,699	179,352
	$330,291	$280,554
Customer contract asset reflects future billings of amounts that are contractually committed by ExactTarget’s existing customers as of the acquisition date in July 2013 that will be billed in the next 12 months. As the Company bills these customers this balance will reduce and accounts receivable will increase.
Capitalized Software, net
Capitalized software consisted of the following (in thousands):

	As of
	July 31, 2015	January 31, 2015
Capitalized internal-use software development costs, net of accumulated amortization of $159,880 and $136,314, respectively	$109,022	$96,617
Acquired developed technology, net of accumulated amortization of $437,137 and $392,736, respectively	305,013	336,781
	$414,035	$433,398
Capitalized internal-use software amortization expense totaled $12.2 million and $8.3 million for the three months ended July 31, 2015 and 2014, respectively, and totaled $23.5 million and $16.6 million for the six months ended July 31, 2015 and 2014, respectively. Acquired developed technology amortization expense totaled $22.5 million and $23.1 million for the three months ended July 31, 2015 and 2014, respectively, and totaled $44.4 million and $54.3 million for the six months ended July 31, 2015 and 2014, respectively.
The Company capitalized $1.5 million and $1.1 million of stock-based expenses related to capitalized internal-use software development during the three months ended July 31, 2015 and 2014, respectively, and totaled $3.1 million and $2.1 million for the six months ended July 31, 2015 and 2014, respectively.

Other Assets, net
Other assets consisted of the following (in thousands):

	As of
	July 31, 2015	January 31, 2015
Deferred income taxes, noncurrent, net	$8,576	$9,275
Long-term deposits	18,627	19,715
Purchased intangible assets, net of accumulated amortization of $171,668 and $130,968, respectively	296,861	329,971
Acquired intellectual property, net of accumulated amortization of $19,136 and $15,695, respectively	13,868	15,879
Customer contract asset	136	1,447
Other	77,364	76,259
	$415,432	$452,546

Customer contract asset reflects future billings of amounts that were contractually committed by ExactTarget's existing customers as of the acquisition date in July 2013. As the Company bills these customers, this balance will decrease and accounts receivable will increase.
Purchased intangible assets amortization expense for the three months ended July 31, 2015 and 2014 was $20.7 million and $14.8 million, respectively and for the six months ended July 31, 2015 and 2014 was $40.7 million and $30.0 million, respectively. Acquired intellectual property amortization expense for the three months ended July 31, 2015 and 2014 was $1.7 million and $1.2 million, respectively and for the six months ended July 31, 2015 and 2014 was $3.4 million and $2.3 million, respectively.

Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of
	July 31, 2015	January 31, 2015
Accounts payable	$99,286	$95,537
Accrued compensation	345,833	457,102
Accrued other liabilities	462,573	321,032
Accrued income and other taxes payable	131,475	184,844
Accrued professional costs	28,781	16,889
Customer liability, current (1)	9,645	13,084
Accrued rent	12,933	14,847
Financing obligation, building in progress-leased facility, current	7,528	0
	$1,098,054	$1,103,335
(1) Customer liability reflects the legal obligation to provide future services that are contractually committed to ExactTarget’s existing customers but unbilled as of the acquisition date in July 2013. As these services are invoiced, this balance will decrease and deferred revenue will increase.
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following (in thousands):

	As of
	July 31, 2015	January 31, 2015
Deferred income taxes and income taxes payable	$111,294	$94,396
Customer liability, noncurrent (1)	97	1,026
Financing obligation, building in progress-leased facility	157,562	125,289
Long-term lease liabilities and other	574,564	701,612
	$843,517	$922,323

(1) Customer liability reflects the legal obligation to provide future services that are contractually committed to ExactTarget’s existing customers but unbilled as of the acquisition date in July 2013. As these services are invoiced, this balance will decrease and deferred revenue will increase.

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
As of July 31, 2015, $31.7 million has been withheld on behalf of employees for future purchases under the ESPP and is recorded in accounts payable, accrued expenses and other liabilities.
Prior to February 1, 2006, options issued under the Company’s stock option plans generally had a term of 10 years. From February 1, 2006 through July 2013, options issued had a term of five years. After July 2013, options issued have a term of seven years.

Stock activity excluding the ESPP is as follows:

		Options Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2015	30,789,538	29,458,361	$44.36
Increase in shares authorized:
2013 Equity Incentive Plan	38,559,416	0	0.00
2014 Inducement Equity Incentive Plan	165,563	0	0.00
Options granted under all plans	(998,298)	998,298	69.57
Restricted stock activity	(1,061,113)	0	0.00
Stock grants to board and advisory board members	(101,886)	0	0.00
Exercised	0	(5,615,494)	34.23
Plan shares expired	(1,325,580)	0	0.00
Canceled	1,391,393	(1,391,393)	45.80
Balance as of July 31, 2015	67,419,033	23,449,772	$47.77	$598,841,287
Vested or expected to vest		21,847,908	$47.14	$571,811,541
Exercisable as of July 31, 2015		8,330,075	$36.49	$306,602,667
The total intrinsic value of the options exercised during the six months ended July 31, 2015 and 2014 was $198.2 million and $115.4 million, respectively. The intrinsic value is the difference between the current market value of the stock and the exercise price of the stock option.
The weighted-average remaining contractual life of vested and expected to vest options is approximately 4.45 years.
As of July 31, 2015, options to purchase 8,330,075 shares were vested at a weighted average exercise price of $36.49 per share and had a remaining weighted-average contractual life of approximately 2.8 years. The total intrinsic value of these vested options as of July 31, 2015 was $306.6 million.
The following table summarizes information about stock options outstanding as of July 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.86 to $29.38	3,346,006	2.6	$23.74	2,702,490	$23.83
$29.67 to $39.09	5,345,529	2.0	37.47	3,606,196	37.24
$40.19 to $52.14	600,044	4.5	43.27	191,939	43.70
$52.30	4,216,122	5.3	52.30	1,479,702	52.30
$53.60 to $57.79	1,646,449	5.8	55.21	316,347	54.97
$59.34	6,639,011	6.3	59.34	0	0.00
$59.37 to $75.01	1,656,611	6.5	65.93	33,401	63.39
	23,449,772	4.5	$47.77	8,330,075	$36.49

Restricted stock activity is as follows:

	Restricted Stock Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2015	23,144,008	$0.001
Granted	1,892,770	0.001
Canceled	(1,746,877)	0.001
Vested and converted to shares	(3,871,655)	0.001
Balance as of July 31, 2015	19,418,246	$0.001	$1,423,357,432
Expected to vest	16,885,093		$1,237,677,317
The restricted stock, which upon vesting entitles the holder to one share of common stock for each share of restricted stock, has an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and generally vests over 4 years.
The weighted-average grant date fair value of the restricted stock issued for the six months ended July 31, 2015 and 2014 was $70.73 and $58.65, respectively.
Common Stock
The following number of shares of common stock were reserved and available for future issuance at July 31, 2015:

Options outstanding	23,449,772
Restricted stock awards and units outstanding	19,418,246
Stock available for future grant:
2013 Equity Incentive Plan	66,729,922
2014 Inducement Equity Incentive Plan	689,111
Amended and Restated 2004 Employee Stock Purchase Plan	8,259,824
Convertible Senior Notes	17,308,880
Warrants	17,308,880
153,164,635
8. Income Taxes
Effective Tax Rate
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year to date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. For the six months ended July 31, 2015, the Company reported a tax provision of $21.8 million on a pretax income of $25.0 million, which resulted in an effective tax rate of 87 percent. The tax provision recorded was primarily related to income taxes in profitable jurisdictions outside of the U.S.
For the six months ended July 31, 2014, the Company reported a tax provision of $20.3 million on a pretax loss of $137.7 million, which resulted in a negative effective tax rate of 15 percent. The tax provision recorded was primarily related to income taxes in profitable jurisdictions outside the U.S.
Tax Benefits Related to Stock-Based Compensation
The total income tax benefit related to stock-based awards was $87.5 million and $85.3 million for six months ended July 31, 2015 and 2014, respectively, the majority of which was not recognized as a result of the valuation allowance.

Unrecognized Tax Benefits and Other Considerations
The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. Certain prior year tax returns are currently being examined by various taxing authorities in countries including the United States, Germany, Switzerland and the United Kingdom. To date, the Company has not received any proposed adjustments that would result in a material impact to its income tax provision.
The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. In the next 12 months, as some of the ongoing examinations are completed and tax positions in these tax years meet the conditions of being effectively settled, the Company anticipates it is reasonably possible that a decrease of unrecognized tax benefits up to approximately $31.0 million may occur.
9. Earnings/Loss Per Share
Basic earnings/loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the fiscal period. Diluted earnings/loss per share is computed by giving effect to all potential weighted average dilutive common stock, including options, restricted stock units, warrants and the convertible senior notes. The dilutive effect of outstanding awards and convertible securities is reflected in diluted earnings per share by application of the treasury stock method. Diluted loss per share for the three months ended July 31, 2015 and the three and six months ended July 31, 2014 is the same as basic loss per share as there is a net loss in the period and inclusion of potentially issuable shares is anti-dilutive.
A reconciliation of the denominator used in the calculation of basic and diluted earnings/(loss) per share is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$(852)	$(61,088)	$3,240	$(157,999)
Denominator:
Weighted-average shares outstanding for basic loss per share	659,366	617,016	656,636	614,797
Effect of dilutive securities:
Convertible senior notes	0	0	728	0
Employee stock awards	0	0	14,867	0
Warrants	0	0	0	0
Adjusted weighted-average shares outstanding and assumed conversions for diluted loss per share	659,366	617,016	672,231	614,797
The weighted-average number of shares outstanding used in the computation of basic and diluted earnings/loss per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings/loss per share because the effect would have been anti-dilutive (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Stock awards	23,637	18,868	8,652	20,116
Convertible senior notes	17,309	30,021	0	30,341
Warrants	17,309	44,253	17,309	44,253

10. Commitments
Letters of Credit
As of July 31, 2015, the Company had a total of $69.7 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through December 2030.
Leases
The Company leases facilities space and certain fixed assets under non-cancelable operating and capital leases with various expiration dates.
As of July 31, 2015, the future minimum lease payments under non-cancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases	Financing Obligation, Building in Progress-Leased Facility(1)
Fiscal Period:
Remaining six months of fiscal 2016	$27,310	$161,976	$1,777
Fiscal 2017	115,866	307,829	16,877
Fiscal 2018	120,070	265,756	21,107
Fiscal 2019	113,472	199,172	21,551
Fiscal 2020	201,508	183,369	21,995
Thereafter	0	1,050,552	252,517
Total minimum lease payments	578,226	$2,168,654	$335,824
Less: amount representing interest	(62,613)
Present value of capital lease obligations	$515,613
______________
(1) Total Financing Obligation, Building in Progress-Leased Facility noted above represents the total obligation on the lease agreement including amounts allocated to interest noted in Note 3 “Property and Equipment.” As of July 31, 2015, $165.1 million of the total obligation noted above was recorded to Financing obligation, building in progress - leased facility, which the current portion is included in "Accounts payable, accrued expenses, and other liabilities" and the non-current portion is included in “Other noncurrent liabilities” on the condensed consolidated balance sheets.
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

In July 2015, the Company and certain of its current and former directors were named as defendants in a purported shareholder derivative action in the Superior Court for the State of California, County of San Francisco. The derivative complaint alleges that excessive compensation was paid to such directors for their service. The derivative complaint includes allegations of breach of fiduciary duty and unjust enrichment and seeks restitution and disgorgement of a portion of the directors' compensation, as well as reform of one of the Company's obsolete equity plans. Because the complaint is derivative in nature, it does not seek monetary damages from the Company.

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
12. Related-Party Transactions
In January 1999, the Salesforce.com Foundation, also referred to as the Foundation, was chartered on an idea of leveraging the Company’s people, technology, and resources to help improve communities around the world. The Company calls this integrated philanthropic approach the 1-1-1 model. Beginning in 2008, Salesforce.org, which is a non-profit mutual benefit corporation, was established to resell the Company's services to nonprofit organizations and certain higher education organizations.
The Company’s chairman is the chairman of both the Foundation and Salesforce.org. The Company’s chairman holds one of the three Foundation board seats. The Company’s chairman, one of the Company’s employees and one of the Company’s board members hold three of Salesforce.org’s ten board seats. The Company does not control the Foundation’s or Salesforce.org's activities, and accordingly, the Company does not consolidate either of the related entities' statement of activities with its financial results.
Since the Foundation’s and Salesforce.org’s inception, the Company has provided at no charge certain resources to those entities employees such as office space, furniture, equipment, facilities, services, and other resources. The value of these items was approximately $0.6 million for the six months ended July 31, 2015.
The resource sharing agreement was recently amended in August 2015 to include resources outside of the United States and is more explicit about the types of resources that the Company will provide.
Additionally, the Company has donated subscriptions of the Company’s services to other qualified non-profit organizations. The Company also allows Salesforce.org to resell the Company’s service to non-profit organizations and certain education entities. The Company does not charge Salesforce.org for these subscriptions, therefore revenue from subscriptions provided to non-profit organizations is donated back to the community through charitable grants made by the Foundation and Salesforce.org. The reseller agreement was recently amended in August 2015 to include additional customer segments and to include certain customers outside the U.S. that the Company has decided not to strategically pursue. The value of the subscriptions pursuant to reseller agreements was approximately $30.1 million for the six months ended July 31, 2015. The Company plans to continue these programs.
During the three months ended July 31, 2015, the Company committed to donate $4.0 million to Foundation to further support its philanthropic mission. This amount will be paid to Foundation during this fiscal year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on form 10-Q, including the following discussion in“Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “assumes,” “may,” “should,” “could,” “foresees,” “forecasts,” variations of such words and similar expressions are intended to identify such forward-looking statements, which may consist of, among other things, trend analyses and statements regarding future events, future financial performance, anticipated growth and industry prospects. These forward-looking statements are based on current expectations, estimates and forecasts, as well as the beliefs and assumptions of our management, and are subject to risks and uncertainties that are difficult to predict, including the effect of general economic and market conditions; the impact of foreign currency exchange rate and interest rate fluctuations on our results; our business strategy and our plan to build our business, including our strategy to be the leading provider of enterprise cloud computing applications and platforms; our service performance and security; the expenses associated with new data centers; additional data center capacity; real estate and office facilities space; our operating results; new services and product features; our strategy of acquiring or making investments in complementary businesses, joint ventures, services, technologies and intellectual property rights; our ability to successfully integrate acquired businesses and technologies; our ability to continue to grow and maintain deferred revenue and unbilled deferred revenue; our ability to protect our intellectual property rights; our ability to develop our brands; our ability to realize the benefits from strategic partnerships and investments; our reliance on third party hardware, software and platform providers; the effect of evolving government regulations; the valuation of our deferred tax assets; the potential availability of additional tax assets in the future; the impact of expensing stock options and other equity awards; the sufficiency of our capital resources; factors related to our outstanding convertible notes, revolving credit facility and loan associated with 50 Fremont; compliance with our debt covenants and capital lease obligations; and current and potential litigation involving us. These and other risks and uncertainties may cause our actual results to differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below under “Risk Factors” and elsewhere in this report for additional detail regarding factors that may cause actual results to be different than those expressed in our forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.
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
We also regularly evaluate acquisitions or investment opportunities in complementary businesses, joint ventures, services and technologies and intellectual property rights in an effort to expand our service offerings. We expect to continue to make such investments and acquisitions in the future and we plan to reinvest a significant portion of our incremental revenue in future periods to grow our business and continue our leadership role in the cloud computing industry. As a result of our aggressive growth plans, specifically our hiring plan and acquisition activities, we have incurred significant expenses from equity awards and amortization of purchased intangibles which have resulted in quarterly net losses on a U.S. generally accepted accounting principles (“GAAP”) basis. As we continue with our growth plan and absent any one-time gains, we may continue to have net losses on a GAAP basis.
Our typical subscription contract term is 12 to 36 months, although terms range from one to 60 months, so during any fiscal reporting period only a subset of active subscription contracts is eligible for renewal. We calculate our attrition rate as of the end of each month. Our current attrition rate calculation does not include the Marketing Cloud service offerings. Our attrition rate was approximately nine percent as of July 31, 2015. We expect our attrition rate to remain consistent as we continue to expand our enterprise business and invest in customer success and related programs.
We expect marketing and sales costs, which were 49 percent and 51 percent of our total revenues for the three months ended July 31, 2015 and 2014, respectively and 49 percent and 51 percent for the six months ended July 31, 2015 and 2014, respectively, to continue to represent a substantial portion of total revenues in the future as we seek to grow our customer base, sell more products to existing customers, and build greater brand awareness.
In February 2015, we purchased a 41-story office building in San Francisco, California which we refer to as 50 Fremont. We currently occupy approximately 516,000 square feet of the 817,000 total rental square feet in the building. As part of the business combination accounting for the purchase, we recognized a one-time non-cash net gain of $36.6 million during the three months ended April 30, 2015 for the termination of the operating leases that existed prior to the purchase. As described within "Non-GAAP Financial Measures" the one-time non-cash net gain of $36.6 million has been deducted from our GAAP net income (loss) to arrive to our Non-GAAP net income.
During the three and six months ended July 31, 2015, we increased our strategic investments portfolio by $158.6 million and $305.3 million in privately-held companies, respectively, and some of these investments are in development stage companies. We plan to continue to make strategic investments throughout the remainder of fiscal 2016.
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
Sources of Revenues
We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our enterprise cloud computing services and from customers paying for additional support beyond the standard support that is included in the basic subscription fees; and (2) related professional services such as process mapping, project management, implementation services and other revenue. “Other revenue” consists primarily of training fees. Subscription and support revenues accounted for approximately 93 percent of our total revenues for the six months ended July 31, 2015. Subscription revenues are driven primarily by the number of paying subscribers, varying service types, the price of our service and renewals. We define a “customer” as a separate and distinct buying entity (e.g., a company, a distinct business unit of a large corporation, a partnership, etc.) that has entered into a contract to access our enterprise cloud computing services. We define a “subscription” as a unique user account purchased by a customer for use by its employees or other customer-authorized users, and we refer to each such user as a “subscriber.” The number of paying subscriptions at each of our customers ranges from one to hundreds of thousands. None of our customers accounted for more than five percent of our revenues during the six months ended July 31, 2015 and 2014.
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
Subscription and support revenues consisted of the following by core service offering (in millions):

	Three Months Ended July 31,			Six Months Ended July 31,
	2015	2014	Variance- Percent	2015	2014	Variance- Percent
Sales Cloud	$671.0	$610.1	10%	$1,301.4	$1,186.7	10%
Service Cloud	445.2	318.7	40%	852.9	613.5	39%
Salesforce1 Platform and Other	247.2	181.4	36%	471.2	346.3	36%
Marketing Cloud	157.9	122.4	29%	301.1	233.4	29%
Total	$1,521.3	$1,232.6		$2,926.6	$2,379.9

Subscription and support revenues from Analytics Cloud and Communities Cloud, which were introduced in October 2014, were not significant for the three and six months ended July 31, 2015. The Analytics Cloud revenue is included with Salesforce1 Platform and Other in the table above. Communities Cloud revenue is included in either Sales Cloud, Service Cloud or Salesforce1 Platform and Other revenue depending on the primary service offering purchased.
In situations where a customer purchases multiple cloud offerings, such as through an Enterprise License Agreement, we allocate the contract value to each core service offering based on the customer’s estimated product demand plan and the service that was provided at the inception of the contract. We do not update these allocations based on actual product usage during the term of the contract. We have allocated approximately 10 percent of our total subscription and support revenues for the three and six months ended July 31, 2015 and 2014, based on customers’ estimated product demand plans and these allocated amounts are included in the table above.
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
Our Sales Cloud service offering is our most widely distributed service offering and has historically been the largest contributor of subscription and support revenues. We estimate that for the remainder of fiscal 2016, subscription and support revenues from the Sales Cloud service offering will continue to be the largest contributor of subscription and support revenue.
Seasonal Nature of Deferred Revenue, Accounts Receivable and Operating Cash Flow
Deferred revenue primarily consists of billings to customers for our subscription service. Over 90 percent of the value of our billings to customers is for our subscription and support service. We generally invoice our customers in annual cycles. Approximately 74 percent of the value of all subscription and support related invoices were issued with annual terms during the three months ended July 31, 2015 in comparison to 70 percent during the same period a year ago. Occasionally, we bill customers for their multi-year contract on a single invoice which results in an increase in noncurrent deferred revenue. We typically issue renewal invoices in advance of the renewal service period, and depending on timing, the initial invoice for the subscription and services contract and the subsequent renewal invoice may occur in different quarters. This may result in an increase in deferred revenue and accounts receivable. There is a disproportionate weighting towards annual billings in the fourth quarter, primarily as a result of large enterprise account buying patterns. Our fourth quarter has historically been our strongest quarter for new business and renewals. The year on year compounding effect of this seasonality in both billing patterns and overall new and renewal business causes the value of invoices that we generate in the fourth quarter for both new business and renewals to increase as a proportion of our total annual billings. Accordingly, because of this billing activity, our first quarter is historically our largest collections and operating cash flow quarter.
The sequential quarterly changes in accounts receivable and the related deferred revenue and operating cash flow during the first quarter of our fiscal year are not necessarily indicative of the billing activity that occurs for the following quarters as displayed below (in thousands, except unbilled deferred revenue):

	April 30, 2015	July 31, 2015
Fiscal 2016
Accounts receivable, net	$926,381	$1,067,799
Deferred revenue, current and noncurrent	3,056,820	3,034,991
Operating cash flow (1)	730,857	304,411
Unbilled deferred revenue, a non-GAAP measure	6.0 bn	6.2 bn

	April 30, 2014	July 31, 2014	October 31, 2014	January 31, 2015
Fiscal 2015
Accounts receivable, net	$684,155	$834,323	$794,590	$1,905,506
Deferred revenue, current and noncurrent	2,324,615	2,352,904	2,223,977	3,321,449
Operating cash flow (1)	473,087	245,893	122,511	332,223
Unbilled deferred revenue, a non-GAAP measure	4.8 bn	5.0 bn	5.4 bn	5.7 bn

	April 30, 2013	July 31, 2013	October 31, 2013	January 31, 2014
Fiscal 2014
Accounts receivable, net	$502,609	$599,543	$604,045	$1,360,837
Deferred revenue, current and noncurrent	1,733,160	1,789,648	1,734,619	2,522,115
Operating cash flow (1)	283,189	183,183	137,859	271,238
Unbilled deferred revenue, a non-GAAP measure	3.6 bn	3.8 bn	4.2 bn	4.5 bn

(1) Operating cash flow represents net cash provided by operating activities for the three months ended in the periods stated above.

Unbilled Deferred Revenue, a Non-GAAP Measure
The deferred revenue balance on our condensed consolidated balance sheets does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Unbilled deferred revenue represents future billings under our subscription agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue. Unbilled deferred revenue was approximately $6.2 billion as of July 31, 2015 and approximately $5.7 billion as of January 31, 2015. Our typical contract length is between 12 and 36 months. We expect that the amount of unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of large customer subscription agreements, varying billing cycles of subscription agreements, the specific timing of customer renewals, foreign currency fluctuations, the timing of when unbilled deferred revenue is to be recognized as revenue, and changes in customer financial circumstances. For multi-year subscription agreements billed annually, the associated unbilled deferred revenue is typically high at the beginning of the contract period, zero just prior to renewal, and increases if the agreement is renewed. Low unbilled deferred revenue attributable to a particular subscription agreement is often associated with an impending renewal and may not be an indicator of the likelihood of renewal or future revenue from such customer. Accordingly, we expect that the amount of aggregate unbilled deferred revenue will change from year-to-year depending in part upon the number and dollar amount of subscription agreements at particular stages in their renewal cycle. Such fluctuations are not a reliable indicator of future revenues. Unbilled deferred revenue does not include minimum revenue commitments from indirect sales channels, as we recognize revenue, deferred revenue, and any unbilled deferred revenue upon sell-through to an end user customer.

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
During the six months ended July 31, 2015, we recognized stock-based expense of $290.3 million. As of July 31, 2015, the aggregate stock compensation remaining to be amortized to costs and expenses over a weighted-average period of 2.3 years was $1.2 billion. We expect this stock compensation balance to be amortized as follows: $279.0 million during the remaining six months of fiscal 2016; $430.2 million during fiscal 2017; $304.6 million during fiscal 2018; $157.2 million during fiscal 2019 and $8.9 million during fiscal 2020. The expected amortization reflects only outstanding stock awards as of July 31, 2015 and assumes no forfeiture activity. We expect to continue to issue stock-based awards to our employees in future periods.
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
We believe that of our significant accounting policies, which are described in the Notes to the accompanying condensed consolidated financial statements, the following accounting estimates involve a greater degree of judgment and complexity.

Accordingly, these are the estimates we believe are the most critical to aid in fully understanding and evaluating our condensed consolidated financial condition and results of operations.
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
For certain professional services, we have established VSOE as a consistent number of standalone sales of this deliverable have been priced within a reasonably narrow range. We have not established VSOE for our subscription services due to lack of pricing consistency, the introduction of new services and other factors. Accordingly, we use our BESP to determine the relative selling price of our subscription services.
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
During the six months ended July 31, 2015, we deferred $120.8 million of commission expenditures and we amortized $153.8 million to sales expense. During the same period a year ago, we deferred $106.7 million of commission expenditures and we amortized $121.2 million to sales expense. Deferred commissions on our condensed consolidated balance sheets totaled $355.2 million at July 31, 2015 and $388.2 million at January 31, 2015.
Long- Lived Assets and Impairment Assessment. We evaluate long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions, or other events that indicate an asset's carrying amount may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value.
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
Goodwill, Intangibles and Impairment Assessments. We make estimates, assumptions, and judgments when valuing goodwill and other intangible assets in connection with the initial purchase price allocation of an acquired entity, as well as when evaluating the recoverability of our goodwill and other intangible assets on an ongoing basis. These estimates are based upon a number of factors, including historical experience, market conditions, and information obtained from the management of acquired companies. Critical estimates in valuing certain intangible assets include, but are not limited to, historical and projected attrition rates, anticipated growth in revenue from the acquired customers and acquired technology, and the expected use of the acquired assets. These factors are also considered in determining the useful life of acquired intangible assets. The amounts and useful lives assigned to identified intangible assets impacts the amount and timing of future amortization expense.
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
Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the condensed consolidated statements of operations in the period that includes the enactment date. At each of the interim financial reporting periods, we compute our tax provision by applying an estimated annual effective tax rate to year to date ordinary income or loss and adjust the provision for discrete tax items recorded in the same period. The estimated annual effective tax rate at each interim period represents our best estimate based on evaluations of possible future transactions and may be subject to subsequent refinement or revision. We consider the valuation allowance in estimating the annual effective tax rate. As a result, the annual effective tax rate could be volatile and is therefore difficult to forecast in future periods.
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
In July 2015, the United States Tax Court (the “Court”) issued an opinion favorable to Altera Corporation (“Altera”) with respect to Altera’s litigation with the Internal Revenue Service (“IRS”). The litigation relates to the treatment of stock-based compensation expense in an inter-company cost-sharing arrangement with Altera’s foreign subsidiary. In its opinion, the Court accepted Altera’s position of excluding stock-based compensation from its inter-company cost-sharing arrangement. Because there is uncertainty related to the IRS response to the Court’s opinion, the final resolution of this litigation, and the potential favorable benefits to the Company, we did not record any benefit for the three months ended July 31, 2015. We will continue to monitor developments related to this case and the potential impact of those developments on our current and future financial statements.
Strategic Investments. Our strategic investments are composed of marketable equity securities and non-marketable equity and debt securities. Marketable equity securities are measured using quoted prices in their respective active markets and our non-marketable equity and debt securities are recorded at cost value. We use the cost method of accounting due to the fact that we do not have significant influence, as defined in Accounting Standards Codification 323 (“ASC 323”), Investments - Equity Method and Joint Ventures, in any of the underlying privately-held companies.
If circumstances indicate an other-than-temporary decline in the value of non-marketable equity and debt securities, then an impairment is recorded to reduce the investment cost value to fair value. We evaluate financial results, earnings trends, technology milestones and subsequent financing of these companies, as well as general market conditions, to identify indicators of other-than-temporary impairment. In determining the estimated fair value of our strategic investments in privately-held companies, we utilize the most recent data available to us. Valuations of privately-held companies are inherently complex due to the lack of readily available market data.

Results of Operations
The following tables set forth selected data for each of the periods indicated (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Revenues:
Subscription and support	$1,521,319	$1,232,587	$2,926,606	$2,379,893
Professional services and other	113,365	85,964	219,245	165,430
Total revenues	1,634,684	1,318,551	3,145,851	2,545,323
Cost of revenues (1)(2):
Subscription and support	292,737	218,918	566,978	427,865
Professional services and other	112,647	88,913	220,208	172,271
Total cost of revenues	405,384	307,831	787,186	600,136
Gross profit	1,229,300	1,010,720	2,358,665	1,945,187
Operating expenses (1)(2):
Research and development	234,100	203,109	456,228	391,467
Marketing and sales	793,691	671,958	1,530,629	1,311,313
General and administrative	181,685	169,087	357,496	331,182
Operating lease termination resulting from purchase of 50 Fremont, net	0	0	(36,617)	0
Total operating expenses	1,209,476	1,044,154	2,307,736	2,033,962
Income (loss) from operations	19,824	(33,434)	50,929	(88,775)
Investment income	3,283	2,655	7,844	4,433
Interest expense	(18,096)	(18,314)	(34,771)	(38,673)
Other income (expense) (1)(3)	1,947	(3,876)	1,029	(14,723)
Income (loss) before provisions for income taxes	6,958	(52,969)	25,031	(137,738)
Provisions for income taxes	(7,810)	(8,119)	(21,791)	(20,261)
Net income (loss)	$(852)	$(61,088)	$3,240	$(157,999)
(1) Amounts related to amortization of purchased intangibles from business combinations, as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Cost of revenues	$20,839	$21,271	$40,529	$49,943
Marketing and sales	19,002	14,648	39,029	29,613
Other non-operating expense	1,301	0	2,116	0
(2) Amounts related to stock-based expenses, as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Cost of revenues	$16,340	$12,977	$31,721	$24,787
Research and development	33,732	33,112	64,974	60,396
Marketing and sales	71,724	70,485	142,258	137,618
General and administrative	25,983	25,837	51,386	50,702

(3) Amount includes approximately $8.9 million loss on conversions of our convertible 0.75% senior notes due January 2015 recognized during the six months ended July 31, 2014.

Revenues by geography were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Americas	$1,202,173	$940,946	$2,317,293	$1,817,323
Europe	286,904	246,532	545,709	477,342
Asia Pacific	145,607	131,073	282,849	250,658
	$1,634,684	$1,318,551	$3,145,851	$2,545,323
Americas revenue attributed to the United States was approximately 95 percent and 94 percent for the three and six months ended July 31, 2015 and 2014, respectively.
The following tables set forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Revenues:
Subscription and support	93%	93%	93%	94%
Professional services and other	7	7	7	6
Total revenues	100	100	100	100
Cost of revenues (1)(2):
Subscription and support	18	17	18	17
Professional services and other	7	6	7	7
Total cost of revenues	25	23	25	24
Gross profit	75	77	75	76
Operating expenses (1)(2):
Research and development	14	16	14	15
Marketing and sales	49	51	49	51
General and administrative	11	13	11	13
Operating lease termination resulting from purchase of 50 Fremont, net	0	0	(1)	0
Total operating expenses	74	80	73	79
Income (loss) from operations	1	(3)	2	(3)
Investment income	0	0	0	0
Interest expense	(1)	(1)	(1)	(1)
Other income (expense) (1)	0	0	0	(1)
Income (loss) before provisions for income taxes	0	(4)	1	(5)
Provisions for income taxes	0	(1)	(1)	(1)
Net income (loss)	0%	(5)%	0%	(6)%

(1) Amortization of purchased intangibles from business combinations as a percentage of total revenues, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Cost of revenues	1%	2%	1%	2%
Marketing and sales	1	1	1	1
Other non-operating expense	0	0	0	0

(2) Stock-based expense as a percentage of total revenues, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Cost of revenues	1%	1%	1%	1%
Research and development	2	3	2	2
Marketing and sales	4	5	4	5
General and administrative	2	2	2	2

Revenues by geography as a percentage of total revenues, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Revenues by geography:
Americas	74%	71%	74%	71%
Europe	17	19	17	19
Asia Pacific	9	10	9	10
	100%	100%	100%	100%

Revenues and deferred revenue in constant currency, as follows:

Revenue constant currency growth rates (as compared to the comparable prior periods)	Three Months Ended July 31, 2015 compared to Three Months Ended July 31, 2014	Three Months Ended July 31, 2014 compared to Three Months Ended July 31, 2013
Americas	28%	39%
Europe	29%	36%
Asia Pacific	25%	27%
Total growth	28%	37%
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

	July 31, 2015 compared to July 31, 2014	January 31, 2015 compared to January 31, 2014
Deferred revenue, current and noncurrent constant currency growth rates (as compared to the comparable prior periods)
Total growth	33%	35%

To present the information above, we convert the deferred revenue balances in local currencies in previous comparable periods using the United States dollar currency exchange rate as on the most recent balance sheet date.

Three Months Ended July 31, 2015 and 2014
Revenues.

	Three Months Ended July 31,		Variance
(in thousands)	2015	2014	Dollars	Percent
Subscription and support	$1,521,319	$1,232,587	$288,732	23%
Professional services and other	113,365	85,964	27,401	32%
Total revenues	$1,634,684	$1,318,551	$316,133	24%
Total revenues were $1.6 billion for the three months ended July 31, 2015, compared to $1.3 billion during the same period a year ago, an increase of $0.3 billion, or 24 percent. On a constant currency basis, total revenues grew 28 percent. Subscription and support revenues were $1.5 billion, or 93 percent of total revenues, for the three months ended July 31, 2015, compared to $1.2 billion, or 93 percent of total revenues, during the same period a year ago, an increase of $0.3 billion, or 23 percent. The increase in subscription and support revenues was due almost entirely to volume-driven increases from new business, which includes new customers, upgrades and additional subscriptions from existing customers. Our attrition rate, which is consistent with the prior year, also played a role in the increase in subscription and support revenues. We continue to invest in a variety of customer programs and initiatives, which, along with increasing enterprise adoption, have helped maintain our attrition rate. The net price per user per month for our three primary offerings, Professional Edition, Enterprise Edition and Unlimited Edition, varies from period to period, but has remained within a consistent range over the past eight quarters. Changes in the net price per user per month has not been a significant driver of revenue growth for the periods presented. Professional services and other revenues were $113.4 million, or seven percent of total revenues, for the three months ended July 31, 2015, compared to $86.0 million, or seven percent of total revenues, for the same period a year ago, an increase of $27.4 million, or 32 percent. The increase in professional services and other revenues was primarily attributable to higher demand for services from an increased number of customers.
Revenues in Europe and Asia Pacific accounted for $432.5 million, or 26 percent of total revenues, for the three months ended July 31, 2015, compared to $377.6 million, or 29 percent of total revenues, during the same period a year ago, an increase of $54.9 million, or 15 percent. The increase in revenues on a total dollar basis outside of the Americas was the result of the increasing acceptance of our service, our focus on marketing our services internationally and additional resources. Revenues outside of the Americas increased on a total dollar basis in the three months ended July 31, 2015 despite an overall strengthening of the U.S. dollar, which reduced aggregate international revenues by $49.0 million compared to the same period a year ago. We expect revenues outside of the Americas to continue to be negatively impacted in fiscal 2016 by the strengthening of the U.S. dollar relative to the Euro, Japanese yen, Australian dollar and British pound in comparison to similar periods in the prior year.
Cost of Revenues.

	Three Months Ended July 31,		Variance
(in thousands)	2015	2014	Dollars
Subscription and support	$292,737	$218,918	$73,819
Professional services and other	112,647	88,913	23,734
Total cost of revenues	$405,384	$307,831	$97,553
Percent of total revenues	25%	23%

Cost of revenues was $405.4 million, or 25 percent of total revenues, for the three months ended July 31, 2015, compared to $307.8 million, or 23 percent of total revenues, during the same period a year ago, an increase of $97.6 million. The increase in absolute dollars was primarily due to an increase of $24.1 million in employee-related costs, an increase of $3.4 million in stock-based expenses, an increase of $39.9 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of $11.9 million in professional and outside services and third party expenses, an increase of $7.6 million in allocated overhead and an increase of $8.9 million in depreciation of property and equipment. We have increased our headcount by 25 percent since July 31, 2014 to meet the higher demand for services from our customers. We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity. Additionally, the amortization of purchased intangible assets may increase as we acquire additional businesses and technologies. We also plan to add additional employees in our professional services group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues in future periods.
Professional services and other revenue exceeded the associated cost of such services by $0.7 million during the three months ended July 31, 2015 compared to a loss in the three months ended July 31, 2014 of $2.9 million. Our revenue associated with professional services continues to show steady growth and helps the adoption of our service offerings.
Research and Development.

	Three Months Ended July 31,		Variance
(in thousands)	2015	2014	Dollars
Research and development	$234,100	$203,109	$30,991
Percent of total revenues	14%	16%
Research and development expenses were $234.1 million, or 14 percent of total revenues, for the three months ended July 31, 2015, compared to $203.1 million, or 16 percent of total revenues, during the same period a year ago, an increase of $31.0 million. The increase in absolute dollars was primarily due to an increase of $23.8 million in employee-related costs, an increase of $0.6 million in stock-based expense, an increase of $5.5 million in development and test data center expense and an increase in allocated overhead. We increased our research and development headcount by 20 percent since July 31, 2014 in order to improve and extend our service offerings and develop new technologies. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to add employees and invest in technology to support the development of new, and improve existing, technologies and the integration of acquired technologies.
Marketing and Sales.

	Three Months Ended July 31,		Variance
(in thousands)	2015	2014	Dollars
Marketing and sales	$793,691	$671,958	$121,733
Percent of total revenues	49%	51%
Marketing and sales expenses were $793.7 million, or 49 percent of total revenues, for the three months ended July 31, 2015, compared to $672.0 million, or 51 percent of total revenues, during the same period a year ago, an increase of $121.7 million. The increase in absolute dollars was primarily due to an increase of $66.3 million in employee-related costs of which $15.4 million was due to increased amortization of deferred commissions, an increase of $1.2 million in stock-based expense, an increase of $37.7 million in advertising expenses and event costs, an increase of $4.4 million due to amortization of purchased intangibles, and an increase of $11.1 million in allocated overhead. Our marketing and sales headcount increased by 15 percent since July 31, 2014. The increase in headcount was primarily attributable to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative.

	Three Months Ended July 31,		Variance
(in thousands)	2015	2014	Dollars
General and administrative	$181,685	$169,087	$12,598
Percent of total revenues	11%	13%
General and administrative expenses were $181.7 million, or 11 percent of total revenues, for the three months ended July 31, 2015, compared to $169.1 million, or 13 percent of total revenues, during the same period a year ago, an increase of $12.6 million. The increase was primarily due to an increase of $6.9 million in employee-related costs and an increase of $3.3 million in professional services expense. Our general and administrative headcount increased by seven percent since July 31, 2014 as we added personnel to support our growth.
Income (loss) from operations.

	Three Months Ended July 31,		Variance
(in thousands)	2015	2014	Dollars
Income (loss) from operations	$19,824	$(33,434)	$53,258
Percent of total revenues	1%	(3)%
Income from operations for the three months ended July 31, 2015 was $19.8 million and included $147.8 million of stock-based expenses and $39.8 million of amortization of purchased intangibles. During the same period a year ago, loss from operations was $33.4 million and included $142.4 million of stock-based expenses and $35.9 million of amortization of purchased intangibles.
Investment income.

	Three Months Ended July 31,		Variance
(in thousands)	2015	2014	Dollars
Investment income	$3,283	$2,655	$628
Investment income consists of income on our cash and marketable securities balances. Investment income was $3.3 million for the three months ended July 31, 2015 and was $2.7 million during the same period a year ago. The increase was due to earnings on higher cash and marketable securities balances.
Interest expense.

	Three Months Ended July 31,		Variance
(in thousands)	2015	2014	Dollars
Interest expense	$(18,096)	$(18,314)	$218
Percent of total revenues	(1)%	(1)%
Interest expense consists of interest on our convertible senior notes, capital leases, loan assumed on 50 Fremont. Interest expense, net of interest costs capitalized, was $18.1 million for the three months ended July 31, 2015 and was $18.3 million during the same period a year ago. The decrease was primarily due to the maturity of our 0.75% convertible senior notes during fiscal 2015.
Other income (expense).

	Three Months Ended July 31,		Variance
(in thousands)	2015	2014	Dollars
Other income (expense)	$1,947	$(3,876)	$5,823
Other income (expense) primarily consists of non-operating costs such as foreign currency transaction gains and losses and activity associated with real estate transactions. Other income (expense) for the three months ended July 31, 2015 as compared to the same period a year ago, increased primarily due to activity associated with real estate transactions.

Provisions for income taxes.

	Three Months Ended July 31,		Variance
(in thousands)	2015	2014	Dollars
Provisions for income taxes	$(7,810)	$(8,119)	$309
Effective tax rate	112%	(15)%
We reported a tax provision of $7.8 million on a pretax income of $7.0 million, which resulted in an effective tax rate of 112 percent for the three months ended July 31, 2015. We had a tax provision primarily related to income taxes in profitable jurisdictions outside of the U.S.
We recorded a tax provision of $8.1 million with a pretax loss of $53.0 million, which resulted in a negative effective tax rate of 15 percent for the three months ended July 31, 2014. We recorded a tax provision primarily due to income taxes in profitable jurisdictions outside of the U.S.
Six Months Ended July 31, 2015 and 2014
Revenues.

	Six Months Ended July 31,		Variance
(in thousands)	2015	2014	Dollars	Percent
Subscription and support	$2,926,606	$2,379,893	$546,713	23%
Professional services and other	219,245	165,430	53,815	33%
Total revenues	$3,145,851	$2,545,323	$600,528	24%
Total revenues were $3.1 billion for the six months ended July 31, 2015, compared to $2.5 billion during the same period a year ago, an increase of $0.6 billion, or 24 percent. Subscription and support revenues were $2.9 billion, or 93 percent of total revenues, for the six months ended July 31, 2015, compared to $2.4 billion, or 94 percent of total revenues, during the same period a year ago, an increase of $546.7 million, or 23 percent. The increase in subscription and support revenues was primarily caused by volume-driven increases from new business, which includes new customers, upgrades and additional subscriptions from existing customers. We continue to invest in a variety of customer programs and initiatives, which, along with increasing enterprise adoption, have helped reduce our attrition rate. The net price per user per month for our three primary offerings, Professional Edition, Enterprise Edition and Unlimited Edition, varies from period to period, but has remained within a consistent range over the past eight quarters. Changes in the net price per user per month has not been a significant driver of revenue growth for the periods presented. Professional services and other revenues were $219.2 million, or seven percent of total revenues, for the six months ended July 31, 2015, compared to $165.4 million, or six percent of total revenues, for the same period a year ago, an increase of $53.8 million, or 33 percent. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers.
Revenues in Europe and Asia Pacific accounted for $828.6 million, or 26 percent of total revenues, for the six months ended July 31, 2015, compared to $728.0 million, or 29 percent of total revenues, during the same period a year ago, an increase of $100.6 million, or 14 percent. The increase in revenues outside of the Americas was the result of the increasing acceptance of our service, our focus on marketing our services internationally and additional resources. Revenues outside of the Americas increased on a total dollar basis in the six months ended July 31, 2015 despite an overall strengthening of the U.S. dollar, which reduced aggregate international revenues by $100.7 million compared to the same period a year ago. We expect revenues outside of the Americas to continue to be negatively impacted in fiscal 2016 by the strengthening of the U.S. dollar relative to the Euro, Japanese yen, Australian dollar and British pound in comparison to similar periods in the prior year.

Cost of Revenues.

	Six Months Ended July 31,		Variance
(in thousands)	2015	2014	Dollars
Subscription and support	$566,978	$427,865	$139,113
Professional services and other	220,208	172,271	47,937
Total cost of revenues	$787,186	$600,136	$187,050
Percent of total revenues	25%	24%
Cost of revenues was $787.2 million, or 25 percent of total revenues, for the six months ended July 31, 2015, compared to $600.1 million, or 24 percent of total revenues, during the same period a year ago, an increase of $187.1 million. The increase in absolute dollars was primarily due to an increase of $50.3 million in employee-related costs, an increase of $6.9 million in stock-based expenses, an increase of $76.3 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of $27.4 million in professional and outside services and third party expenses, an increase of $19.7 million in depreciation and amortization expenses, which includes a decrease of $9.4 million in amortization of purchased intangible assets, and an increase in allocated overhead. We have increased our headcount by 24 percent since July 31, 2014 to meet the higher demand for services from our customers. We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity. Additionally, the amortization of purchased intangible assets will increase as we acquire additional businesses and technologies. We also plan to add additional employees in our professional services group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues in future periods.
Research and Development.

	Six Months Ended July 31,		Variance
(in thousands)	2015	2014	Dollars
Research and development	$456,228	$391,467	$64,761
Percent of total revenues	14%	15%
Research and development expenses were $456.2 million, or 14 percent of total revenues, for the six months ended July 31, 2015, compared to $391.5 million, or 15 percent of total revenues, during the same period a year ago, an increase of $64.8 million. The increase in absolute dollars was primarily due to an increase of approximately $50.0 million in employee-related costs, an increase of $4.6 million in stock-based expenses, an increase of $8.3 million in our development and test data center, an increase of $0.7 million in depreciation and amortization expenses and increases in allocated overhead. We increased our research and development headcount by 21 percent since July 31, 2014 in order to improve and extend our service offerings and develop new technologies. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to invest in additional employees and technology to support the development of new, and improve existing, technologies and the integration of acquired technologies.
Marketing and Sales.

	Six Months Ended July 31,		Variance
(in thousands)	2015	2014	Dollars
Marketing and sales	$1,530,629	$1,311,313	$219,316
Percent of total revenues	49%	51%
Marketing and sales expenses were $1,530.6 million, or 49 percent of total revenues, for the six months ended July 31, 2015, compared to $1,311.3 million, or 51 percent of total revenues, during the same period a year ago, an increase of $219.3 million. The increase was primarily due to increases of $131.0 million in employee-related costs, including amortization of deferred commissions, $4.6 million in stock-based expenses, $50.6 million in advertising expenses, $8.4 million related to the amortization of purchased intangible assets and $16.8 million in allocated overhead. Our marketing and sales headcount increased by 16 percent since July 31, 2014. The increase in headcount was primarily attributable to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative.

	Six Months Ended July 31,		Variance
(in thousands)	2015	2014	Dollars
General and administrative	$357,496	$331,182	$26,314
Percent of total revenues	11%	13%
General and administrative expenses were $357.5 million, or 11 percent of total revenues, for the six months ended July 31, 2015, compared to $331.2 million, or 13 percent of total revenues, during the same period a year ago, an increase of $26.3 million. The increase was primarily due to an increase of $18.2 million in employee-related costs and an increase of $0.7 million in stock-based expenses. Our general and administrative headcount increased by eight percent since July 31, 2014 as we added personnel to support our growth.
Operating lease termination resulting from purchase of 50 Fremont, net.

	Six Months Ended July 31,		Variance
(in thousands)	2015	2014	Dollars
Operating lease termination resulting from purchase of 50 Fremont, net	$(36,617)	$0	$(36,617)
Percent of total revenues	(1)%	0%

Operating lease termination resulting from purchase of 50 Fremont, net for the six months ended July 31, 2015 was $36.6 million. In connection with the purchase, we recognized a net non-cash gain totaling approximately $36.6 million on the termination of the lease signed in January 2012.
Income (loss) from operations.

	Six Months Ended July 31,		Variance
(in thousands)	2015	2014	Dollars
Income (loss) from operations	$50,929	$(88,775)	$139,704
Percent of total revenues	2%	(3)%
Income (loss) from operations for the six months ended July 31, 2015 was $50.9 million and included a gain of $36.6 million related to the purchase of 50 Fremont, $290.3 million of stock-based expenses and $79.6 million of amortization of purchased intangibles. During the same period a year ago, loss from operations was $88.8 million and included $273.5 million of stock-based expenses and $79.6 million of amortization of purchased intangibles.
Investment income.

	Six Months Ended July 31,		Variance
(in thousands)	2015	2014	Dollars
Investment income	$7,844	$4,433	$3,411
Investment income consists of income on our cash and marketable securities balances. Investment income was $7.8 million for the six months ended July 31, 2015 and was $4.4 million during the same period a year ago. The increase was primarily due to earnings on higher cash and marketable securities balances.

Interest expense.

	Six Months Ended July 31,		Variance
(in thousands)	2015	2014	Dollars
Interest expense	$(34,771)	$(38,673)	$3,902
Percent of total revenues	(1)%	(1)%
Interest expense consists of interest on our convertible senior notes, capital leases, term loan and revolving credit facility. Interest expense, net of interest costs capitalized, was $34.8 million for the six months ended July 31, 2015 and was $38.7 million during the same period a year ago. The decrease in interest expense was due to the pay down of our revolver with an offset in interest due on our loan assumed on 50 Fremont as well as interest expense associated with our obligation related to 350 Mission.
Other income (expense).

	Six Months Ended July 31,		Variance
(in thousands)	2015	2014	Dollars
Other income (expense)	$1,029	$(14,723)	$15,752
Percent of total revenues	0%	(1)%
Other income (expense) primarily consists of foreign currency transaction gains and losses, costs associated with real estate transactions and losses on derecognition of debt. Other expense increased primarily due to the loss of approximately $8.9 million recognized as a result of conversions of our convertible 0.75% senior notes during the six months ended July 31, 2014.
Provisions for income taxes.

	Six Months Ended July 31,		Variance
(in thousands)	2015	2014	Dollars
Provisions for income taxes	$(21,791)	$(20,261)	$(1,530)
Effective tax rate	87%	(15)%
We recognized a tax provision of $21.8 million on a pretax income of $25.0 million, which resulted in an effective tax rate of 87 percent for the six months ended July 31, 2015. We had a tax provision primarily due to income taxes in profitable jurisdictions outside the U.S.
We recorded a tax provision of $20.3 million with a pretax loss of $137.7 million, which resulted in a negative effective tax rate of 15 percent for the six months ended July 31, 2014. The tax provision recorded was primarily due to income taxes in profitable jurisdictions outside the U.S.

Liquidity and Capital Resources
At July 31, 2015, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $2.1 billion and accounts receivable of $1.1 billion.
Net cash provided by operating activities was $1,035.3 million during the six months ended July 31, 2015 and $719.0 million during the same period a year ago. Cash provided by operating activities has historically been affected by the amount of net income (loss) adjusted for non-cash expense items such as depreciation and amortization, amortization of purchased intangibles from business combinations, amortization of debt discount, discrete items such as the non-cash gain from the termination of 50 Fremont lease, net and the expense associated with stock-based awards; the reclassification of excess tax benefits from the employee stock plans to cash flows from financing activities; the timing of employee related costs including commissions and bonus payments; the timing of collections from our customers, which is our largest source of operating cash flows; and changes in working capital accounts.
Our working capital accounts consist of accounts receivables, deferred commissions, prepaid assets and other current assets. Claims against working capital include accounts payable, accrued expenses, deferred revenue, and other current liabilities and payments related to our convertible senior notes and loan secured by 50 Fremont. Our working capital may be impacted by factors in future periods, certain amounts and timing of which are seasonal, such as billings to customers for subscriptions and support services and the subsequent collection of those billings.
As described above in “Seasonal Nature of Deferred Revenue, Accounts Receivable and Operating Cash Flow,” our fourth quarter has historically been our strongest quarter for new business and renewals, and correspondingly the first quarter for cash collections. The year on year compounding effect of this seasonality in both billing patterns and overall business causes both the value of invoices that we generate in the fourth quarter and cash collections in the first quarter to increase as a proportion of our total annual billings.
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
Our operating cash flow can significantly fluctuate quarter to quarter due to the excess tax benefits from employee stock plans. The excess tax benefits from employee stock plans is a reclassification between the operating cash flow and the cash flows from financing activities. The excess tax benefit amount, which relates to the exercising and vesting of stock-based awards, is dependent on taxable income by tax jurisdiction. Because taxable income is inherently difficult to forecast, for items such as temporary differences and timing of employee stock option exercises, our operating cash flow results may vary from quarter to quarter due to the reclassification.
Net cash provided by operating activities during the six months ended July 31, 2015 increased $316.3 million over the same period a year ago primarily due to higher collections from our fourth quarter billing activity than in the prior year and higher net income after adjusting for depreciation and amortization, discrete items such as the gain on office lease termination and loss on conversions of convertible senior notes, stock-based expenses and the timing of payments against accounts payable, accrued expenses and other current liabilities.
Net cash used in investing activities was $769.9 million during the six months ended July 31, 2015 and $496.8 million during the same period a year ago. The net cash used in investing activities during the six months ended July 31, 2015 primarily related to the purchase of 50 Fremont, strategic investments and capital expenditures including new office build-outs and investment of cash balances offset by proceeds from sales and maturities of marketable securities.
Net cash used in financing activities was $84.0 million during the six months ended July 31, 2015 as compared to net cash used in financing activities of $226.1 million during the same period a year ago. Net cash used in financing activities during the six months ended July 31, 2015 consisted primarily of $57.9 million of principal payments on capital leases and $300.0 million of payments on our revolving credit facility, offset by $269.8 million from proceeds from equity plans.
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
The Notes will be convertible if during any 20 trading days during the 30 consecutive trading days of any fiscal quarter, our common stock trades at a price exceeding 130% of the conversion price of $66.44 per share applicable to the Notes, in certain situations, when the trading price of the Notes is less than 98% of the product of the sale price of the Company’s common stock and the conversion rate, upon the occurrence of specified corporate transactions described under the indenture for the Notes, such as a consolidation, merger or binding share exchange, or at any time on or after the convertible date, January 1, 2018.
The Notes have not yet been convertible at the holders’ option. The Notes are classified as a noncurrent liability on our condensed consolidated balance sheet as of July 31, 2015. Our common stock did not trade at a price exceeding 130% of the conversion price of $66.44 per share applicable to the Notes during the fiscal quarter ended July 31, 2015. Accordingly, the Notes will not be convertible at the holders’ option for the quarter ending October 31, 2015, and therefore will remain classified as a noncurrent liability on our condensed consolidated balance sheets as of July 31, 2015.
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
The Credit Agreement contains certain customary affirmative and negative covenants, including a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, a limit on our ability to incur additional indebtedness, dispose of assets, make certain acquisition transactions, pay dividends or distributions, and certain other restrictions on our activities each defined specifically in the Credit Agreement. We were in compliance with the Credit Agreement’s covenants as of July 31, 2015.
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
The total purchase price for 50 Fremont was $637.6 million. In financing the purchase price, we used $115.0 million of restricted cash on hand and assumed a $200.0 million loan secured by the property with the remainder paid in cash. For the three and six months ended July 31, 2015, total interest expense we recognized was $1.9 million and $3.5 million respectively.
During the year we acquired two companies totaling $33.1 million. Subsequent to July 31, 2015, we acquired Kerensen Consulting totaling $24.2 million.
Our cash, cash equivalents and marketable securities are comprised primarily of corporate notes and other obligations, U.S. treasury securities, U.S. agency obligations, government obligations, collateralized mortgage obligations, mortgage backed securities, time deposits, money market mutual funds and municipal securities.
As of July 31, 2015, we have a total of $69.7 million in letters of credit outstanding in favor of certain landlords for office space. To date, no amounts have been drawn against the letters of credit, which renew annually and expire at various dates through December 2030.
We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.
Our principal commitments consist of obligations under leases for office space, co-location data center facilities, and our development and test data center, as well as leases for computer equipment, software, furniture and fixtures. At July 31, 2015, the future non-cancelable minimum payments under these commitments were as follows (in thousands):

	Capital Leases	Operating Leases	Financing Obligation, Building in Progress-Leased Facility
Fiscal Period:
Remaining six months of fiscal 2016	$27,310	$161,976	$1,777
Fiscal 2017	115,866	307,829	16,877
Fiscal 2018	120,070	265,756	21,107
Fiscal 2019	113,472	199,172	21,551
Fiscal 2020	201,508	183,369	21,995
Thereafter	0	1,050,552	252,517
Total minimum lease payments	578,226	$2,168,654	$335,824
Less: amount representing interest	(62,613)
Present value of capital lease obligations	$515,613

The majority of our operating lease agreements provide us with the option to renew. Our future operating lease obligations would change if we exercised these options and if we entered into additional operating lease agreements as we expand our operations.
The financing obligation above represents the total obligation for our lease of approximately 445,000 rentable square feet of office space in San Francisco, California. As of July 31, 2015, $165.1 million of the total obligation noted above was recorded to Financing obligation, building in progress - leased facility, which the current portion is included in "Accounts payable, accrued expenses, and other liabilities" and the non-current portion is included in “Other noncurrent liabilities” on the condensed consolidated balance sheets.
During the remaining six months of fiscal 2016 and in future fiscal years, we have made and expect to continue to make additional investments in our infrastructure to scale our operations and increase productivity. We plan to upgrade or replace various internal systems to scale with the overall growth of the Company. Additionally, we expect capital expenditures to be higher in absolute dollars and remain consistent as a percentage of total revenues in future periods as a result of continued office build-outs, other leasehold improvements and data center investments.
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
New Accounting Pronouncement
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) which amended the existing FASB Accounting Standards Codification. This standard establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The standard also provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts. The FASB deferred the effective date for the new revenue reporting standard for entities reporting under U.S. GAAP for one year. In accordance with the deferral, ASU 2014-09 will be effective for fiscal 2019, including interim periods within that reporting period. We are currently in the process of assessing the adoption methodology, which allows the amendment to be applied retrospectively to each prior period presented, or with the cumulative effect recognized as of the date of initial application. We are also evaluating the impact of the adoption of ASU 2014-09 on our condensed consolidated financial statements and have not determined whether the effect will be material to either our revenue results or our deferred commissions balances.
Non-GAAP Financial Measures for Statement of Operations and Sharecount Information
Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in Commission Filings,” defines and prescribes the conditions for use of non-GAAP financial information. Our measures of non-GAAP gross profit, non-GAAP operating profit, non-GAAP net income and non-GAAP earnings per share each meet the definition of a non-GAAP financial measure.
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
Our reconciliation of the non-GAAP financial measures of gross profit, operating profit, net income and earnings per share to the most comparable GAAP measure, “gross profit,” “income(loss) from operations,” “net income (loss)” and “net income (loss) per share” for the three and six months ended July 31, 2015 and 2014 are as follows (in thousands, except for share numbers):

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Gross profit
GAAP gross profit	$1,229,300	$1,010,720	$2,358,665	$1,945,187
Plus:
Amortization of purchased intangibles	20,839	21,271	40,529	49,943
Stock-based expense	16,340	12,977	31,721	24,787
Non-GAAP gross profit	$1,266,479	$1,044,968	$2,430,915	$2,019,917

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Income from operations
GAAP income (loss) from operations	$19,824	$(33,434)	$50,929	$(88,775)
Plus:
Amortization of purchased intangibles	39,841	35,919	79,558	79,556
Stock-based expense	147,779	142,411	290,339	273,503
Less:
Operating lease termination resulting from purchase of 50 Fremont, net	0	0	(36,617)	0
Non-GAAP income from operations	$207,444	$144,896	$384,209	$264,284

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Net income
GAAP net income (loss)	$(852)	$(61,088)	$3,240	$(157,999)
Plus:
Amortization of purchased intangibles	39,841	35,919	79,558	79,556
Amortization of acquired lease intangible	1,301	0	2,116	0
Stock-based expense	147,779	142,411	290,339	273,503
Amortization of debt discount, net	6,110	9,216	12,169	20,200
Loss on conversion of debt	0	361	0	8,890
Less:
Operating lease termination resulting from purchase of 50 Fremont, net	0	0	(36,617)	0
Income tax effects and adjustments	(65,916)	(41,134)	(114,207)	(68,949)
Non-GAAP net income	$128,263	$85,685	$236,598	$155,201

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Non-GAAP diluted earnings per share
GAAP diluted income (loss) per share (a)	$0.00	$(0.10)	$0.00	$(0.26)
Plus:
Amortization of purchased intangibles	0.06	0.06	0.12	0.12
Amortization of acquired lease intangible	0.00	0.00	0.00	0.00
Stock-based expenses	0.22	0.22	0.43	0.42
Amortization of debt discount, net	0.01	0.01	0.02	0.03
Loss on conversion of debt	0.00	0.00	0.00	0.01
Less:
Operating lease termination resulting from purchase of 50 Fremont, net	0.00	0.00	(0.05)	0.00
Income tax effects and adjustments of Non-GAAP items	(0.10)	(0.06)	(0.17)	(0.08)
Non-GAAP diluted earnings per share	$0.19	$0.13	$0.35	$0.24
Shares used in computing diluted net income per share	672,627	647,790	672,231	648,356
a) Reported GAAP loss per share was calculated using the basic share count. Non-GAAP diluted earnings per share was calculated using the diluted share count.
Non-GAAP net income for the quarter ended July 31, 2015 was $128.3 million and $85.7 million for the same period a year ago, an increase of $42.6 million or 50 percent. During the first six months of fiscal 2016 we remained focused on improving non-GAAP operating income and expect to remain similarly focused for the remaining six months of fiscal 2016.
The effects of dilutive securities were not included in the GAAP calculation of diluted earnings/loss per share for the three months ended July 31, 2015 because we had a net loss for the period and the effect would have been anti-dilutive. The following table reflects the effect of the dilutive securities on the basic share count used in the GAAP earnings/loss per share calculation to derive the share count used for the non-GAAP diluted earnings per share:

	Three Months Ended July 31,		Six Months Ended July 31,
Supplemental Diluted Sharecount Information (in thousands):	2015	2014	2015	2014
Weighted-average shares outstanding for GAAP basic earnings per share	659,366	617,016	656,636	614,797
Effect of dilutive securities (1):
Convertible senior notes (2)	1,456	7,698	728	8,097
Warrants associated with the convertible senior note hedges (2)	0	12,066	0	12,643
Employee stock awards	11,805	11,010	14,867	12,819
Adjusted weighted-average shares outstanding and assumed conversions for Non-GAAP diluted earnings per share	672,627	647,790	672,231	648,356

(1)
The effects of these dilutive securities were not included in the GAAP calculation of diluted net loss per share for the three months ended July 31, 2015 and 2014 and six months ended July 31, 2014 because the effect would have been anti-dilutive.

(2)
Upon maturity in fiscal 2015, the convertible 0.75% senior notes and associated warrants were settled. The 0.25% senior notes were not convertible, therefore no dilutive effect for shares outstanding for the three and six months ended July 31, 2015

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
We primarily conduct our business in the following locations: the United States, Europe, Canada, Asia Pacific and Japan. The expanding global scope of our business exposes us to risk of fluctuations in foreign currency markets. This exposure is the result of selling in multiple currencies, growth in our international investments, including data center expansion, additional headcount in foreign countries, and operating in countries where the functional currency is the local currency. Specifically, our results of operations and cash flows are subject to fluctuations in the following currencies: the Euro, British Pound Sterling, Canadian Dollar, Australian Dollar and Japanese Yen against the United States Dollar. These exposures may change over time as business practices evolve and economic conditions change. Changes in foreign currency exchange rates could have an adverse impact on our financial results and cash flows. For example, revenue for the second quarter was $1.63 billion, an increase of 24 percent year over year, and 28 percent in constant currency. Deferred revenue on the balance sheet as of July 31, 2015 was $3.03 billion, an increase of 29 percent year over year, and 33 percent in constant currency.
Foreign Currency Transaction Risk
Our foreign currency exposures typically arise from selling annual and multi-year subscriptions in multiple currencies, customer trade account receivables, intercompany transfer pricing arrangements and other intercompany transactions. Our foreign currency management objective is to minimize the effect of fluctuations in foreign exchange rates on selected assets or liabilities without exposing us to additional risk associated with transactions that could be regarded as speculative.
We pursue our objective by utilizing foreign currency forward contracts to offset foreign exchange risk. Our foreign currency forward contracts are generally short-term in duration. We neither use these foreign currency forward contracts for trading purposes nor do we currently designate these forward contracts as hedging instruments pursuant to Accounting Standards Codification 815 (“ASC 815”), Derivatives and Hedging. Accordingly, we record the fair values of these contracts as of the end of our reporting period to our consolidated balance sheet with changes in fair values recorded to our consolidated statement of operations. Given the short duration of the forward contracts, the amount recorded is not significant. Our ultimate realized gain or loss with respect to foreign currency exposures will generally depend on the size and type of cross-currency transactions that we enter into, the currency exchange rates associated with these exposures and changes in those rates, the net realized gain or loss on our foreign currency forward contracts and other factors.
Foreign Currency Translation Risk
Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expense and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars. As the U.S. Dollar strengthened against certain international currencies over the past several months, the amounts of revenue and deferred revenue that we reported in U.S. Dollars for foreign subsidiaries that transact in international currencies were lower relative to what we would have reported using a constant currency rate. We report in Management's Discussion and Analysis our revenue and deferred revenue growth rates on both an absolute dollar and constant currency basis.

Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $2.1 billion at July 31, 2015. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least BBB or better. The cash, cash equivalents and short-term marketable securities are held for general corporate purposes including possible acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase or decrease in interest rates of 100-basis points at July 31, 2015 could result in a $12.3 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.
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
The Notes have a fixed annual interest rate of 0.25%, and therefore we do not have economic interest rate exposure on the Notes. However, the value of the Notes are exposed to interest rate risk. Generally, the fair values of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our 0.25% Notes is affected by our stock price. The principal balance of our Notes was $1.15 billion as of July 31, 2015. The total estimated fair value of our Notes at July 31, 2015 was $1.4 billion. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the second quarter of fiscal 2016, which was $125.69.
In October 2014, we entered into a credit agreement (the “Credit Agreement”) which provides for a $650.0 million unsecured revolving credit facility that matures in October 2019 (the “Credit Facility”). Borrowings under the Credit Facility bear interest, at our option, at either a base rate formula, as defined in the Credit Agreement, or a LIBOR based formula, each as set forth in the Credit Agreement. Additionally, we are obligated to pay an ongoing commitment fee at a rate between 0.125% and 0.25%. Interest and the commitment fees are payable in arrears quarterly. As of July 31, 2015 there was no outstanding borrowing amount under the Credit Agreement.
In February 2015, we assumed a $200.0 million loan with the acquisition of 50 Fremont (the “Loan”). The Loan bears an interest rate of 3.75% per annum and is due in June 2023. The Loan requires interest only payments with the remaining principal due at maturity. The Loan can be prepaid at any time subject to a yield maintenance fee. The agreement governing the Loan contains certain customary affirmative and negative covenants that we were in compliance with as of July 31, 2015.
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
Our portfolio consists of investments in over 130 privately-held companies, primarily comprised of independent software vendors and system integrators. We invest in early-to-late stage enterprise cloud companies for strategic reasons and to support key business initiatives such as bringing mobile applications to enterprise customers. We invest in both domestic and international companies and currently hold investments in ten countries, including the United Kingdom, Japan, Canada and Germany. Our investments in these companies range from $0.2 million to over $70.0 million, with 13 investments individually equal to or in excess of $10 million. As of July 31, 2015 and January 31, 2015 the carrying value of our investments in privately-held companies was $449.7 million and $158.0 million, respectively. The estimated fair value of our investments in privately-held companies was $631.0 million and $280.0 million as of July 31, 2015 and January 31, 2015, respectively. The financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation to the cost of our initial investment. If we determine that any of our investments in such companies have experienced a decline in fair value, we may be required to record an impairment, which could be material. We have in the past written off the full value of specific investments. Similar situations could occur in the future and negatively impact our financial results. All of our investments are subject to a risk of total loss of investment capital.

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

In July 2015, we and certain of our current and former directors were named as defendants in a purported shareholder derivative action in the Superior Court for the State of California, County of San Francisco. The derivative complaint alleges that excessive compensation was paid to such directors for their service. The derivative complaint includes allegations of breach of fiduciary duty and unjust enrichment and seeks restitution and disgorgement of a portion of the directors' compensation, as well as reform of one of our obsolete equity plans. Because the complaint is derivative in nature, it does not seek monetary damages from us.

During fiscal 2015, we received a communication from a large technology company alleging that we infringed certain of its patents.  We continue to analyze this claim.  No litigation has been filed to date.  There can be no assurance that this claim will not lead to litigation in the future.  The resolution of this claim is not expected to have a material adverse effect on our financial condition, but it could be material to the net income or cash flows or both of a particular quarter.
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
Our customers and potential customers conduct business in a variety of industries, including financial services, the public sector, healthcare and telecommunications. Regulators in certain industries have adopted and may in the future adopt regulations or interpretive positions regarding the use of cloud computing and other outsourced services. The costs of compliance with, and other burdens imposed by, industry-specific laws, regulations and interpretive positions may limit our customers’ use and adoption of our services and reduce overall demand for our services. Compliance with these regulations may also require us to devote greater resources to support certain customers, which may increase costs and lengthen sales cycles. For example, some financial services regulators have imposed guidelines for use of cloud computing services that mandate specific controls or require financial services enterprises to obtain regulatory approval prior to outsourcing certain functions. If we are unable to comply with these guidelines or controls, or if our customers are unable to obtain regulatory approval to use our services where required, our business may be harmed. In addition, an inability to satisfy the standards of certain voluntary third-party certification bodies that our customers may expect, such as an attestation of compliance with the Payment Card Industry (PCI) Data Security Standards, may have an adverse impact on our business and results. Further, there are various statutes, regulations, and rulings relevant to the direct email marketing and text-messaging industries, including the Telephone Consumer Protection Act (TCPA) and related Federal Communication Commission (FCC) orders. The interpretation of many of these statutes, regulations, and rulings is evolving in the courts and administrative agencies and an inability to comply may have an adverse impact on our business and results. If in the future we are unable to achieve or maintain industry-specific certifications or other requirements or standards relevant to our customers, it may harm our business and adversely affect our results.
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

•	changes in foreign currency exchange rates;

•	the number of new employees;

•	changes in our pricing policies and terms of contracts, whether initiated by us or as a result of competition;

•	the cost, timing and management effort for the introduction of new features to our services;

•	the costs associated with acquiring new businesses and technologies and the follow-on costs of integration and consolidating the results of acquired businesses;

•	the rate of expansion and productivity of our sales force;

•	the length of the sales cycle for our services;

•	new product and service introductions by our competitors;

•	our success in selling our services to large enterprises;

•	variations in the revenue mix of editions of our services;

•	technical difficulties or interruptions in our services;

•	expenses related to our real estate, our office leases and our data center capacity and expansion;

•	changes in interest rates and our mix of investments, which would impact the return on our investments in cash and marketable securities;

•	conditions, particularly sudden changes, in the financial markets, which have impacted and may continue to impact the value of and liquidity of our investment portfolio;

•	income tax effects;

•	our ability to realize benefits from strategic partnerships, acquisition or investments;

•	other than temporary impairments in the value of our strategic investments in early-to-late stage privately held companies, which could be material in a particular quarter;

•	expenses related to significant, unusual or discrete events, which are recorded in the period in which the events occur;

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
Our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period, which is typically 12 to 36 months, and in the normal course of business, some customers have elected not to renew. In addition, our customers may renew for fewer subscriptions, renew for shorter contract lengths, or switch to lower cost offerings of our services. We cannot accurately predict attrition rates given our varied customer base of enterprise and small and medium size business customers and the number of multi-year subscription contracts. Our attrition rates may increase or fluctuate as a result of a number of factors, including customer dissatisfaction with our services, customers’ spending levels, decreases in the number of users at our customers, pricing increases or changes and deteriorating general economic conditions.
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
We are subject to risks associated with our strategic investments. Other-than-temporary impairments in the value of our investments could negatively impact our financial results.
We invest in early-to-late stage companies for strategic reasons and to support key business initiatives, and may not realize a return on our strategic investments. Many such companies generate net losses and the market for their products, services or technologies may be slow to develop, and, therefore, are dependent on the availability of later rounds of financing from banks or investors on favorable terms to continue their operations. The financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation to the cost of our initial investment. The capital markets for public offerings and acquisitions are dynamic and the likelihood of liquidity events for the companies we have invested in could significantly worsen. Further, valuations of privately-held companies are inherently complex due to the lack of readily available market data. If we determine that any of our investments in such companies have experienced a decline in value, we may be required to record an other than temporary impairment, which could be material. We have in the past written off the full value of specific investments. Similar situations could occur in the future and negatively impact our financial results. All of our investments are subject to a risk of total loss of investment capital.
We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows from changes in the value of the U.S. dollar versus local currencies.
We conduct our business in the following locations: United States, Europe, Canada, Asia Pacific and Japan. The expanding global scope of our business exposes us to risk of fluctuations in foreign currency markets. This exposure is the result of selling in multiple currencies, growth in our international investments, including data center expansion, additional headcount in foreign locations, and operating in countries where the functional currency is the local currency. Specifically, our results of operations and cash flows are subject to fluctuations in the following currencies: the Euro, British Pound Sterling, Canadian Dollar, Australian Dollar and Japanese Yen against the U.S. Dollar. These exposures may change over time as business practices evolve and economic conditions change. The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Such volatility, even when it increases our revenues or decreases our expenses, impacts our ability to accurately predict our future results and earnings.
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
We are involved in various legal matters arising from the normal course of business activities. These may include claims, suits, government investigations and other proceedings involving alleged infringement of third-party patents and other intellectual property rights, and commercial, corporate and securities, labor and employment, class action, wage and hour, and other matters.
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
Our tax provision could also be impacted by changes in federal, state or international tax laws including court decisions and fundamental tax law changes applicable to corporate multinationals currently being considered by many countries including the United States as well as several European countries.
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
We have a high level of debt, including our 0.25% Senior Notes due April 1, 2018, the loan we assumed when we purchased 50 Fremont, and capital lease arrangements. Additionally, we have significant contractual commitments in operating lease arrangements, which are not reflected on our condensed consolidated balance sheets. In addition, we have a financing obligation for a leased facility of which we are deemed the owner for accounting purposes. Our maintenance of this indebtedness could:

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
The documents listed in the Index to Exhibits of this quarterly report on Form 10-Q are incorporated by reference or are filed with this quarterly report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 24, 2015
salesforce.com, inc.

	By:	/S/ MARK J. HAWKINS
Mark J. Hawkins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: August 24, 2015
salesforce.com, inc.

	By:	/S/ JOE ALLANSON
Joe Allanson
Executive Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

Index to Exhibits

Exhibit No.	Exhibit Description	Provided Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of salesforce.com, inc.		8-K	001-32224	3.1	06/11/2013
3.2	Amended and Restated Bylaws of salesforce.com, inc.		8-K	001-32224	3.2	06/11/2013
10.1	Amended and Restated 2013 Equity Incentive Plan and related forms of agreement		8-K	001-32224	10.1	06/09/2015

10.2	Amended and Restated 2004 Employee Stock Purchase Plan		8-K	001-32224	10.2	06/09/2015

10.3	Amendment No. 1 to Credit Agreement, dated June 17, 2015, by and among salesforce.com, inc., the guarantors from time to time party thereto and Wells Fargo Bank, N.A., as Administrative Agent	X

10.4	Reseller Agreement, dated August 1, 2015, between salesforce.com, inc. and Salesforce.org	X

10.5	Resource Sharing Agreement, dated as of August 1, 2015, by and between salesforce.com, inc., the salesforce.com foundation and Salesforce.org	X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document