Form 10-Q
period 2015-10-31
SALESFORCE COM INC
filed 2015-11-20
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of October 31, 2015, there were approximately 664.0 million shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
salesforce.com, inc.
Condensed Consolidated Balance Sheets
(in thousands)

	October 31, 2015	January 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,223,318	$908,117
Short-term marketable securities	134,687	87,312
Accounts receivable, net	1,060,726	1,905,506
Deferred commissions	208,133	225,386
Prepaid expenses and other current assets	311,909	280,554
Land and building improvements held for sale	0	143,197
Total current assets	2,938,773	3,550,072
Marketable securities, noncurrent	943,301	894,855
Property and equipment, net	1,742,142	1,125,866
Deferred commissions, noncurrent	148,147	162,796
Capitalized software, net	397,013	433,398
Goodwill	3,849,054	3,782,660
Strategic investments	496,809	175,774
Other assets, net	396,727	452,546
Restricted cash	0	115,015
Total assets	$10,911,966	$10,692,982
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$1,149,693	$1,103,335
Deferred revenue	2,827,285	3,286,768
Total current liabilities	3,976,978	4,390,103
Convertible 0.25% senior notes, net	1,088,910	1,070,692
Loan assumed on 50 Fremont	198,851	0
Revolving credit facility	0	300,000
Deferred revenue, noncurrent	19,225	34,681
Other noncurrent liabilities	878,048	922,323
Total liabilities	6,162,012	6,717,799
Stockholders’ equity:
Common stock	664	651
Additional paid-in capital	5,410,377	4,604,485
Accumulated other comprehensive loss	(33,325)	(24,108)
Accumulated deficit	(627,762)	(605,845)
Total stockholders’ equity	4,749,954	3,975,183
Total liabilities and stockholders’ equity	$10,911,966	$10,692,982

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Revenues:
Subscription and support	$1,596,333	$1,288,513	$4,522,939	$3,668,406
Professional services and other	115,634	95,142	334,879	260,572
Total revenues	1,711,967	1,383,655	4,857,818	3,928,978
Cost of revenues (1)(2):
Subscription and support	303,045	238,746	870,023	666,611
Professional services and other	120,638	94,465	340,846	266,736
Total cost of revenues	423,683	333,211	1,210,869	933,347
Gross profit	1,288,284	1,050,444	3,646,949	2,995,631
Operating expenses (1)(2):
Research and development	239,212	195,460	695,440	586,927
Marketing and sales	818,820	709,643	2,349,449	2,020,956
General and administrative	186,818	167,383	544,314	498,565
Operating lease termination resulting from purchase of 50 Fremont, net	0	0	(36,617)	0
Total operating expenses	1,244,850	1,072,486	3,552,586	3,106,448
Income (loss) from operations	43,434	(22,042)	94,363	(110,817)
Investment income	3,507	2,622	11,351	7,055
Interest expense	(18,249)	(17,682)	(53,020)	(56,355)
Other expense (1)(3)	(7,093)	(372)	(6,064)	(15,095)
Gain on sales of land and building improvements	21,792	15,625	21,792	15,625
Income (loss) before provisions for income taxes	43,391	(21,849)	68,422	(159,587)
Provisions for income taxes	(68,548)	(17,075)	(90,339)	(37,336)
Net loss	$(25,157)	$(38,924)	$(21,917)	$(196,923)
Basic net loss per share	$(0.04)	$(0.06)	$(0.03)	$(0.32)
Diluted net loss per share	$(0.04)	$(0.06)	$(0.03)	$(0.32)
Shares used in computing basic net loss per share	664,131	629,548	659,160	619,748
Shares used in computing diluted net loss per share	664,131	629,548	659,160	619,748
_______________
(1) Amounts include amortization of purchased intangibles from business combinations, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Cost of revenues	$20,296	$20,351	$60,825	$70,294
Marketing and sales	18,966	15,095	57,995	44,708
Other non-operating expense	761	0	2,877	0
(2) Amounts include stock-based expense, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Cost of revenues	$17,516	$14,118	$49,237	$38,905
Research and development	31,534	26,868	96,508	87,264
Marketing and sales	69,561	72,892	211,819	210,510
General and administrative	25,706	25,582	77,092	76,284
(3) Amount includes approximately $10.2 million loss on conversions of our convertible 0.75% senior notes due January 2015 recognized during the nine months ended October 31, 2014.
See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Net loss	$(25,157)	$(38,924)	$(21,917)	$(196,923)
Other comprehensive loss, before tax and net of reclassification adjustments:
Foreign currency translation and other losses	(1,173)	(13,692)	(8,419)	(15,876)
Unrealized gains (loss) on investments	(2,873)	1,278	337	(3,055)
Other comprehensive loss, before tax	(4,046)	(12,414)	(8,082)	(18,931)
Tax effect	(1,135)	0	(1,135)	0
Other comprehensive loss, net of tax	(5,181)	(12,414)	(9,217)	(18,931)
Comprehensive loss	$(30,338)	$(51,338)	$(31,134)	$(215,854)

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Operating activities:
Net loss	$(25,157)	$(38,924)	$(21,917)	$(196,923)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	134,236	111,954	393,838	330,358
Amortization of debt discount and transaction costs	7,138	9,420	20,290	31,160
Gain on sales of land and building improvements	(21,792)	(15,625)	(21,792)	(15,625)
50 Fremont lease termination, net	0	0	(36,617)	0
Loss on conversions of convertible senior notes	0	1,340	0	10,230
Abandonment of leasehold improvement	7,086	0	7,086	0
Amortization of deferred commissions	78,934	65,371	232,768	186,526
Expenses related to employee stock plans	144,317	139,460	434,656	412,963
Excess tax benefits from employee stock plans	(44,607)	(1,221)	(48,698)	(3,447)
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	15,262	39,792	853,014	566,306
Deferred commissions	(80,030)	(64,280)	(200,867)	(171,022)
Prepaid expenses and other current assets and other assets	33,841	6,588	4,495	34,501
Accounts payable, accrued expenses and other liabilities	57,577	(1,933)	12,276	(44,894)
Deferred revenue	(188,898)	(129,431)	(475,357)	(298,642)
Net cash provided by operating activities	117,907	122,511	1,153,175	841,491
Investing activities:
Business combinations, net of cash acquired	(27,759)	38,071	(58,680)	38,071
Proceeds from land and building improvements held for sale	127,066	192,240	127,066	223,240
Purchase of 50 Fremont land and building	0	0	(425,376)	0
Deposit for purchase of 50 Fremont land and building	0	(114,935)	115,015	(114,935)
Non-refundable amounts received for sale of land available for sale	0	0	6,284	0
Strategic investments	(30,330)	(12,852)	(325,226)	(47,905)
Purchases of marketable securities	(200,001)	(154,560)	(543,422)	(690,024)
Sales of marketable securities	91,153	46,908	414,259	197,293
Maturities of marketable securities	7,166	22,288	23,445	46,248
Capital expenditures	(80,041)	(73,426)	(216,011)	(205,100)
Net cash used in investing activities	(112,746)	(56,266)	(882,646)	(553,112)
Financing activities:
Proceeds from revolving credit facility, net	0	297,325	0	297,325
Proceeds from employee stock plans	98,016	91,337	367,830	226,561
Excess tax benefits from employee stock plans	44,607	1,221	48,698	3,447
Payments on convertible senior notes	0	(89,645)	0	(387,229)
Principal payments on capital lease obligations	(10,945)	(10,345)	(68,844)	(61,280)
Payments on revolving credit facility and term loan	0	(270,000)	(300,000)	(285,000)
Net cash provided by (used in) financing activities	131,678	19,893	47,684	(206,176)
Effect of exchange rate changes	(2,872)	(14,538)	(3,012)	(17,513)
Net increase in cash and cash equivalents	133,967	71,600	315,201	64,690
Cash and cash equivalents, beginning of period	1,089,351	774,725	908,117	781,635
Cash and cash equivalents, end of period	$1,223,318	$846,325	$1,223,318	$846,325
See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$4,085	$4,285	$32,756	$21,274
Income taxes, net of tax refunds	$8,248	$6,187	$24,450	$30,986
Non-cash financing and investing activities:
Fixed assets acquired under capital leases	$2,065	$38,604	$7,191	$119,939
Building in progress - leased facility acquired under financing obligation	$38,477	$29,756	$75,336	$62,804
Fair value of loan assumed on 50 Fremont	$0	$0	$198,751	$0
Fair value of common stock issued as consideration for business combinations	$0	$338,033	$0	$338,033

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
Basis of Presentation
The accompanying condensed consolidated balance sheet as of October 31, 2015 and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of cash flows for the three and nine months ended October 31, 2015 and 2014, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2015 was derived from the audited consolidated financial statements that are included in the Company’s fiscal 2015 Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2015. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s fiscal 2015 Form 10-K.
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments necessary for the fair presentation of the Company’s balance sheet as of October 31, 2015, and its results of operations, including its comprehensive loss, and its cash flows for the three and nine months ended October 31, 2015 and 2014. All adjustments are of a normal recurring nature. The results for the three and nine months ended October 31, 2015 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2016.
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
No single customer accounted for more than five percent of accounts receivable at October 31, 2015 and January 31, 2015. No single customer accounted for five percent or more of total revenue during the three and nine months ended October 31, 2015 and 2014.
Geographic Locations
As of October 31, 2015 and January 31, 2015, assets located outside the Americas were nine percent and 12 percent of total assets, respectively.
Revenues by geographical region are as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Americas	$1,258,148	$995,331	$3,575,441	$2,812,654
Europe	302,704	252,982	848,413	730,324
Asia Pacific	151,115	135,342	433,964	386,000
	$1,711,967	$1,383,655	$4,857,818	$3,928,978
Americas revenue attributed to the United States was approximately 95 percent and 94 percent during the three and nine months ended October 31, 2015 and 2014. No other country represented more than ten percent of total revenue during the three and nine months ended October 31, 2015 and 2014.
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
In the event the Company is the deemed owner for accounting purposes during construction, the Company records assets and liabilities for the estimated construction costs incurred under build-to-suit lease arrangements to the extent it is involved in the construction of structural improvements or takes construction risk prior to commencement of a lease.
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
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
Stock Options	2015	2014	2015	2014
Volatility	35%	37%	35-37%	37%
Estimated life	3.6 years	3.5 years	3.6 years	3.5 years
Risk-free interest rate	1.21-1.27%	1.34-1.53%	1.13-1.42%	1.20-1.53%
Weighted-average fair value per share of grants	$19.72	$17.32	$19.79	$16.46

	Three Months Ended October 31,		Nine Months Ended October 31,
ESPP	2015	2014	2015	2014
Volatility	n/a	n/a	34%	34-35%
Estimated life	n/a	n/a	0.75 years	0.75 years
Risk-free interest rate	n/a	n/a	0.06-0.27%	0.07-0.16%
Weighted-average fair value per share of grants	n/a	n/a	$19.30	$14.53

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
In May 2013, FASB issued Accounting Standards Update No. 2013-270, “a revision of the 2010 proposed FASB Accounting Standards Update, Leases (Topic 840)” (“ASU 2013-270”), to place leases on lessee’s balance sheets. ASU 2013-270 states a lessee would recognize a lease liability for lease payments and recognize an asset for its right to use the leased asset during the lease term. In November 2015, FASB set an effective date for annual periods after December 2018. The Company plans to adopt ASU 2013-270 in fiscal 2020 and is currently evaluating the impact to its condensed consolidated financial statements.
In September 2015, the FASB issued Accounting Standards Update No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments (Topic 805)” (“ASU 2015-16”) which eliminates the requirement to restate prior period financial statements for measurement period adjustments. ASU 2015-16 requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The Company is evaluating the impact of the adoption of ASU 2015-16 on its condensed consolidated financial statements.

Reclassification
Certain reclassifications to the fiscal 2015 balances were made to conform to the current period presentation in the Balance Sheet. These reclassifications include strategic investments and other assets, net.
2. Investments
Marketable Securities
At October 31, 2015, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$636,779	$905	$(1,678)	$636,006
U.S. treasury securities	126,837	149	(42)	126,944
Mortgage backed obligations	84,288	94	(401)	83,981
Asset backed securities	176,633	73	(240)	176,466
Municipal securities	36,358	141	(30)	36,469
Foreign government obligations	2,094	16	(2)	2,108
U.S. agency obligations	8,998	5	(9)	8,994
Covered bonds	6,863	157	0	7,020
Total marketable securities	$1,078,850	$1,540	$(2,402)	$1,077,988
At January 31, 2015, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$605,724	$3,031	$(481)	$608,274
U.S. treasury securities	73,226	257	(1)	73,482
Mortgage backed obligations	44,181	159	(415)	43,925
Asset backed securities	120,049	131	(43)	120,137
Municipal securities	36,447	115	(25)	36,537
Foreign government obligations	12,023	278	0	12,301
U.S. agency obligations	19,488	26	(4)	19,510
Covered bonds	66,816	1,185	0	68,001
Total marketable securities	$977,954	$5,182	$(969)	$982,167
The duration of the investments classified as marketable securities is as follows (in thousands):

	As of
	October 31, 2015	January 31, 2015
Recorded as follows:
Short-term (due in one year or less)	$134,687	$87,312
Long-term (due after one year)	943,301	894,855
	$1,077,988	$982,167

As of October 31, 2015, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$330,654	$(1,382)	$51,475	$(296)	$382,129	$(1,678)
U.S. treasury securities	47,184	(42)	0	0	47,184	(42)
Mortgage backed obligations	51,412	(298)	9,143	(103)	60,555	(401)
Asset backed securities	122,349	(212)	7,398	(28)	129,747	(240)
Municipal securities	3,990	(18)	3,949	(12)	7,939	(30)
Foreign government obligations	1,576	(2)	0	0	1,576	(2)
U.S. agency obligations	4,991	(9)	0	0	4,991	(9)
	$562,156	$(1,963)	$71,965	$(439)	$634,121	$(2,402)
The unrealized losses for each of the fixed rate marketable securities were less than $74,000. The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of October 31, 2015. The Company expects to receive the full principal and interest on all of these marketable securities.
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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of October 31, 2015 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of October 31, 2015
Cash equivalents (1):
Time deposits	$0	$235,695	$0	$235,695
Money market mutual funds	339,446	0	0	339,446
Marketable securities:
Corporate notes and obligations	0	636,006	0	636,006
U.S. treasury securities	0	126,944	0	126,944
Mortgage backed obligations	0	83,981	0	83,981
Asset backed securities	0	176,466	0	176,466
Municipal securities	0	36,469	0	36,469
Foreign government obligations	0	2,108	0	2,108
U.S. agency obligations	0	8,994	0	8,994
Covered bonds	0	7,020	0	7,020
Foreign currency derivative contracts (2)	0	7,789	0	7,789
Total Assets	$339,446	$1,321,472	$0	$1,660,918
Liabilities
Foreign currency derivative contracts (3)	$0	$5,996	$0	$5,996
Total Liabilities	$0	$5,996	$0	$5,996
_____________
(1)Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheet as of October 31, 2015, in addition to $648.2 million of cash.
(2)Included in “prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheet as of October 31, 2015.
(3)Included in “accounts payable, accrued expenses and other liabilities” in the condensed consolidated balance sheet as of October 31, 2015.

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
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk. The Company uses forward currency derivative contracts to minimize the Company’s exposure to balances primarily denominated in British pounds, Euros, Japanese yen, Canadian dollars and Australian dollars. The Company’s foreign currency derivative contracts, which are not designated as hedging instruments, are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. As of October 31, 2015 and January 31, 2015, the foreign currency derivative contracts that were not settled were recorded at fair value on the condensed consolidated balance sheets.
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

Details on outstanding foreign currency derivative contracts related primarily to intercompany receivables and payables are presented below (in thousands):

	As of
	October 31, 2015	January 31, 2015
Notional amount of foreign currency derivative contracts	$1,067,250	$942,086
Fair value of foreign currency derivative contracts	$1,793	$4,917

The fair value of the Company’s outstanding derivative instruments are summarized below (in thousands):

		Fair Value of Derivative Instruments
		As of
	Balance Sheet Location	October 31, 2015	January 31, 2015
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$7,789	$10,611
Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Accounts payable, accrued expenses and other liabilities	$5,996	$5,694

The effect of the derivative instruments not designated as hedging instruments on the condensed consolidated statements of operations during the three and nine months ended October 31, 2015 and 2014, respectively, are summarized below (in thousands):

Derivatives Not Designated as Hedging Instruments	Losses on Derivative Instruments Recognized in Income
		Three Months Ended October 31,
	Location	2015	2014
Foreign currency derivative contracts	Other expense	$(2,888)	$(3,068)

Derivatives Not Designated as Hedging Instruments	Gains (Losses) on Derivative Instruments Recognized in Income
		Nine Months Ended October 31,
	Location	2015	2014
Foreign currency derivative contracts	Other expense	$9,773	$(2,964)
Strategic Investments
The Company's strategic investments are comprised of marketable equity securities and non-marketable debt and equity securities. Marketable equity securities are measured using quoted prices in their respective active markets and the non-marketable equity and debt securities are recorded at cost. These investments are presented on the condensed consolidated balance sheets within strategic investments.

As of October 31, 2015, the Company had six investments in marketable equity securities with a fair value of $26.0 million, which includes an unrealized gain of $18.3 million. As of January 31, 2015, the Company had four investments in marketable equity securities with a fair value of $17.8 million, which included an unrealized gain of $13.1 million. The change in the fair value of the investments in publicly held companies is recorded in the condensed consolidated balance sheets within strategic investments and accumulated other comprehensive loss.
The Company’s interest in non-marketable debt and equity securities consists of noncontrolling debt and equity investments in privately held companies. The Company’s investments in these privately held companies are reported at cost or marked down to fair value when an event or circumstance indicates an other-than-temporary decline in value has occurred. These investments are valued using significant unobservable inputs or data in an inactive market and the valuation requires the Company's judgment due to the absence of market prices and inherent lack of liquidity.
As of October 31, 2015 and January 31, 2015, the carrying value of the Company’s non-marketable debt and equity securities was $470.8 million and $158.0 million, respectively. The estimated fair value of the non-marketable debt and equity securities was approximately $654.0 million and $280.0 million as of October 31, 2015 and January 31, 2015, respectively. These investments are measured using the cost method of accounting, therefore the unrealized gains of $183.2 million and $122.0 million as of October 31, 2015 and January 31, 2015, respectively, are not recorded in the condensed consolidated financial statements.
Investment Income
Investment income consists of interest income, realized gains, and realized losses on the Company’s cash, cash equivalents and marketable securities. The components of investment income are presented below (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Interest income	$3,700	$2,720	$9,919	$7,051
Realized gains	257	78	3,197	424
Realized losses	(450)	(176)	(1,765)	(420)
Total investment income	$3,507	$2,622	$11,351	$7,055
Reclassification adjustments out of accumulated other comprehensive loss into net income (loss) were immaterial for the three and nine months ended October 31, 2015 and 2014, respectively.
3. Property and Equipment
Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of
	October 31, 2015	January 31, 2015

Land	$183,888	$0
Buildings	614,349	125,289
Computers, equipment and software	1,259,210	1,171,762
Furniture and fixtures	77,606	71,881
Leasehold improvements	450,565	376,761
	$2,585,618	$1,745,693
Less accumulated depreciation and amortization	(843,476)	(619,827)
	$1,742,142	$1,125,866
Depreciation and amortization expense totaled $77.4 million and $64.6 million during the three months ended October 31, 2015 and 2014, respectively, and totaled $226.6 million and $181.7 million during the nine months ended October 31, 2015 and 2014, respectively.
Computers, equipment and software at October 31, 2015 and January 31, 2015 included a total of $743.3 million and $734.7 million acquired under capital lease agreements, respectively. Accumulated amortization relating to computers, equipment and software under capital leases totaled $285.4 million and $206.7 million, respectively, at October 31, 2015 and January 31, 2015. Amortization of assets under capital leases is included in depreciation and amortization expense.

In October 2015, the Company sold approximately 8.8 net acres of undeveloped real estate and the associated perpetual parking rights in San Francisco, California, which were classified as held for sale. The total proceeds from the sale were $157.1 million, of which the Company received $127.1 million during the three months ended October 31, 2015 and previously received a nonrefundable deposit in the amount of $30.0 million during the three months ended April 30, 2014. The Company recognized a gain of $21.8 million, net of closing costs, on the sale of this portion of the Company’s land and building improvements and perpetual parking rights.
In December 2012, the Company entered into a lease agreement for approximately 445,000 rentable square feet of office space at 350 Mission Street (“350 Mission”) in San Francisco, California. The space rented is for the total office space available in the building. As a result of the Company’s involvement during the building's construction, the Company is considered for accounting purposes to be the owner of the building. As of October 31, 2015, the Company had capitalized $175.9 million of construction costs, based on the construction costs incurred to date by the landlord, and recorded a corresponding current and noncurrent financing obligation liability of $11.9 million and $194.4 million, respectively. The financing obligation carrying value also includes $25.0 million of tenant improvement obligations and approximately $5.7 million of imputed interest. The total expected financing obligation associated with this lease upon completion of the construction of the building, inclusive of the amounts currently recorded, is $335.5 million, including interest (see Note 10 “Commitments” for future commitment details). The obligation will be settled through monthly lease payments to the landlord in phases as the office space becomes ready for occupancy. To the extent that operating expenses for 350 Mission are material, the Company, as the deemed accounting owner, will record the operating expenses. In April 2015, the building was placed into service and depreciation commenced.
There was no impairment of long-lived assets during the three and nine months ended October 31, 2015 and 2014, respectively.
4. Business Combinations
50 Fremont

In February 2015, the Company acquired 50 Fremont Street, a 41-story building totaling approximately 817,000 rentable square feet located in San Francisco, California (“50 Fremont”). At the time of the acquisition, the Company was leasing approximately 500,000 square feet of the available space in 50 Fremont. As of October 31, 2015, the Company occupied approximately 567,000 square feet. The Company acquired 50 Fremont for the purpose of expanding its global headquarters in San Francisco. Pursuant to the acquisition agreement, the Company also acquired existing third-party leases and other intangible property, terminated the Company’s existing office leases with the seller and assumed the seller's outstanding loan on 50 Fremont. In accordance with Accounting Standards Codification 805 (“ASC 805”), Business Combinations, the Company accounted for the building purchase as a business combination.
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

In connection with the purchase, the Company recognized a net non-cash gain totaling approximately $36.6 million on the termination of the lease signed in January 2012. This amount reflects a gain of $46.1 million for the reversal of tenant incentives provided from the previous landlord at the inception of the lease and a loss of $9.5 million related to the termination of the Company's operating lease. The tax impact as a result of the difference between tax and book basis of the building is insignificant after considering the impact of the Company's valuation allowance. The amounts above have been included in the Company's condensed consolidated statements of operations and condensed consolidated balance sheet. The Company has included the rental income from third party leases with other tenants in the building, and the proportionate share of building expenses for those leases in other expense in the Company's condensed consolidated results of operations from the date of acquisition. These amounts are recorded in other expense as this net rental income is not part of our core operations. These amounts were not material for the periods presented. The Company expects to finalize the depreciable life of the building as soon as practicable, but not later than one year from the acquisition date.
Other Business Combinations
During the nine months ended October 31, 2015, the Company acquired several companies for an aggregate of $60.1 million in cash, net of cash acquired, and has included the financial results of these companies in its condensed consolidated financial statements from the respective dates of acquisition. The Company accounted for these transactions as business combinations. In allocating the purchase consideration for each company based on estimated fair values, the Company recorded $66.4 million of goodwill. Some of the goodwill balance associated with these transactions is deductible for U.S. income tax purposes. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter.
Goodwill consisted of the following (in thousands):

Balance as of January 31, 2015	$3,782,660
Other business combinations	66,394
Balance as of October 31, 2015	$3,849,054

5. Debt
Convertible Senior Notes

	Par Value Outstanding	Equity Component Recorded at Issuance		Liability Component of Par Value as of
(In thousands)				October 31, 2015	January 31, 2015
0.25% Convertible Senior Notes due April 1, 2018	$1,150,000	$122,421	(1)	$1,088,910	$1,070,692
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
The 0.25% Senior Notes consisted of the following (in thousands):

	As of
	October 31, 2015	January 31, 2015
Liability component :
Principal:
0.25% Senior Notes (1)	$1,150,000	$1,150,000
Less: debt discount, net
0.25% Senior Notes (2)	(61,090)	(79,308)
Net carrying amount	$1,088,910	$1,070,692
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
The total estimated fair value of the Company’s 0.25% Senior Notes at October 31, 2015 was $1.5 billion. The fair value was determined based on the closing trading price per $100 of the 0.25% Senior Notes as of the last day of trading for the third quarter of fiscal 2016.
Based on the closing price of the Company’s common stock of $77.71 on October 30, 2015, the if-converted value of the 0.25% Senior Notes exceeded their principal amount by approximately $195.1 million. Based on the terms of the 0.25% Senior Notes, the Senior Notes were not convertible for the three months ended October 31, 2015.
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
The Credit Agreement contains certain customary affirmative and negative covenants, including a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, a limit on the Company’s ability to incur additional indebtedness, dispose of assets, make certain acquisition transactions, pay dividends or distributions, and certain other restrictions on the Company’s activities each defined specifically in the Credit Agreement. The Company was in compliance with the Credit Agreement’s covenants as of October 31, 2015.
In March 2015, the Company paid down $300.0 million of outstanding borrowings under the Credit Facility. There are currently no outstanding borrowings held under the Credit Facility as of October 31, 2015.
The weighted average interest rate on borrowings under the Credit Facility was 1.6% for the period beginning in October 2014 and ended March 31, 2015. The Company continues to pay a fee of 0.15% on the undrawn amount of the Credit Facility.
Loan Assumed on 50 Fremont
The Company assumed a $200.0 million loan with the acquisition of 50 Fremont (the “Loan”). The Loan bears an interest rate of 3.75% per annum and is due in June 2023. The Loan initially requires interest only payments. Beginning in fiscal year 2019, principal and interest payments are required, with the remaining principal due at maturity. For the three and nine months ended October 31, 2015, total interest expense recognized was $1.9 million and $5.4 million, respectively. The Loan can be prepaid at any time subject to a yield maintenance fee. The agreement governing the Loan contains certain customary affirmative and negative covenants that the Company was in compliance with as of October 31, 2015.
Interest Expense on Convertible Senior Notes, Revolving Credit Facility and Loan Secured by 50 Fremont
The following table sets forth total interest expense recognized related to the 0.25% Senior Notes, the Credit Facility and the Loan prior to capitalization of interest (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Contractual interest expense	$2,843	$2,190	$9,036	$7,777
Amortization of debt issuance costs	1,027	1,132	3,077	3,490
Amortization of debt discount	6,148	8,637	18,317	28,837
	$10,018	$11,959	$30,430	$40,104

6. Other Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	October 31, 2015	January 31, 2015
Deferred income taxes, net	$42,605	$35,528
Prepaid income taxes	23,167	21,514
Customer contract asset	3,572	16,620
Other taxes receivable	32,187	27,540
Prepaid expenses and other current assets	210,378	179,352
	$311,909	$280,554
Customer contract asset reflects future billings of amounts that are contractually committed by ExactTarget’s existing customers as of the acquisition date in July 2013 that will be billed in the next 12 months. As the Company bills these customers this balance will reduce and accounts receivable will increase.
Capitalized Software, net
Capitalized software consisted of the following (in thousands):

	As of
	October 31, 2015	January 31, 2015
Capitalized internal-use software development costs, net of accumulated amortization of $172,728 and $136,314, respectively	$114,058	$96,617
Acquired developed technology, net of accumulated amortization of $459,215 and $392,736, respectively	282,955	336,781
	$397,013	$433,398
Capitalized internal-use software amortization expense totaled $12.9 million and $9.5 million for the three months ended October 31, 2015 and 2014, respectively, and totaled $36.4 million and $26.2 million for the nine months ended October 31, 2015 and 2014, respectively. Acquired developed technology amortization expense totaled $22.1 million and $22.5 million for the three months ended October 31, 2015 and 2014, respectively, and totaled $66.5 million and $75.9 million for the nine months ended October 31, 2015 and 2014, respectively.
The Company capitalized $1.3 million and $1.5 million of stock-based expenses related to capitalized internal-use software development during the three months ended October 31, 2015 and 2014, respectively, and $4.4 million and $3.6 million for the nine months ended October 31, 2015 and 2014, respectively.

Other Assets, net
Other assets consisted of the following (in thousands):

	As of
	October 31, 2015	January 31, 2015
Deferred income taxes, noncurrent, net	$7,236	$9,275
Long-term deposits	20,126	19,715
Purchased intangible assets, net of accumulated amortization of $191,807 and $130,968, respectively	277,898	329,971
Acquired intellectual property, net of accumulated amortization of $20,837 and $15,695, respectively	12,167	15,879
Customer contract asset	115	1,447
Other	79,185	76,259
	$396,727	$452,546
Purchased intangible assets amortization expense for the three months ended October 31, 2015 and 2014 was $20.1 million and $14.9 million, respectively and for the nine months ended October 31, 2015 and 2014 was $60.8 million and $44.9 million, respectively. Acquired intellectual property amortization expense for the three months ended October 31, 2015 and 2014 was $1.7 million and $1.2 million, respectively and for the nine months ended October 31, 2015 and 2014 was $5.1 million and $3.6 million, respectively.

Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of
	October 31, 2015	January 31, 2015
Accounts payable	$88,755	$95,537
Accrued compensation	415,958	457,102
Accrued other liabilities	424,004	321,032
Accrued income and other taxes payable	154,020	184,844
Accrued professional costs	31,234	16,889
Customer liability, current (1)	10,315	13,084
Accrued rent	13,477	14,847
Financing obligation, building in progress-leased facility, current	11,930	0
	$1,149,693	$1,103,335
(1) Customer liability reflects the legal obligation to provide future services that are contractually committed to ExactTarget’s existing customers but unbilled as of the acquisition date in July 2013. As these services are invoiced, this balance will decrease and deferred revenue will increase.
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following (in thousands):

	As of
	October 31, 2015	January 31, 2015
Deferred income taxes and income taxes payable	$113,801	$94,396
Customer liability, noncurrent	81	1,026
Financing obligation, building in progress-leased facility	194,350	125,289
Long-term lease liabilities and other	569,816	701,612
	$878,048	$922,323
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
As of October 31, 2015, $74.4 million has been withheld on behalf of employees for future purchases under the ESPP and is recorded in accounts payable, accrued expenses and other liabilities.
Prior to February 1, 2006, options issued under the Company’s stock option plans generally had a term of 10 years. From February 1, 2006 through July 2013, options issued had a term of five years. After July 2013, options issued have a term of seven years.

Stock activity excluding the ESPP is as follows:

		Options Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2015	30,789,538	29,458,361	$44.36
Increase in shares authorized:
2013 Equity Incentive Plan	38,833,915	0	0.00
2014 Inducement Equity Incentive Plan	222,281	0	0.00
Options granted under all plans	(1,243,913)	1,243,913	70.06
Restricted stock activity	(1,717,493)	0	0.00
Stock grants to board and advisory board members	(147,305)	0	0.00
Exercised	0	(7,139,738)	34.67
Plan shares expired	(1,533,380)	0	0.00
Canceled	1,623,954	(1,623,954)	46.33
Balance as of October 31, 2015	66,827,597	21,938,582	$48.82	$633,719,094
Vested or expected to vest		20,636,830	$48.30	$606,931,261
Exercisable as of October 31, 2015		7,999,144	$37.53	$321,427,698
The total intrinsic value of the options exercised during the nine months ended October 31, 2015 and 2014 was $251.3 million and $202.0 million, respectively. The intrinsic value is the difference between the current market value of the stock and the exercise price of the stock option.
The weighted-average remaining contractual life of vested and expected to vest options is approximately 4.5 years.
As of October 31, 2015, options to purchase 7,999,144 shares were vested at a weighted average exercise price of $37.53 per share and had a remaining weighted-average contractual life of approximately 2.9 years. The total intrinsic value of these vested options as of October 31, 2015 was $321.4 million.
The following table summarizes information about stock options outstanding as of October 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.86 to $29.38	3,115,316	2.3	$24.20	2,756,842	$24.42
$29.67 to $39.09	4,239,789	2.1	37.94	2,856,120	37.86
$40.19 to $52.14	567,287	4.3	43.27	212,321	43.57
$52.30	4,107,344	5.1	52.30	1,693,467	52.30
$53.60 to $57.79	1,572,567	5.6	55.24	424,396	55.15
$59.34	6,561,546	6.1	59.34	0	0.00
$59.37 to $77.37	1,774,733	6.3	67.22	55,998	62.64
	21,938,582	4.5	$48.82	7,999,144	$37.53

Restricted stock activity is as follows:

	Restricted Stock Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2015	23,144,008	$0.001
Granted	2,714,178	0.001
Canceled	(2,296,785)	0.001
Vested and converted to shares	(6,052,630)	0.001
Balance as of October 31, 2015	17,508,771	$0.001	$1,360,607
Expected to vest	15,326,839		$1,191,049
The restricted stock, which upon vesting entitles the holder to one share of common stock for each share of restricted stock, has an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and generally vests over 4 years.
The weighted-average grant date fair value of the restricted stock issued for the nine months ended October 31, 2015 and 2014 was $70.26 and $58.84, respectively.
Common Stock
The following number of shares of common stock were reserved and available for future issuance at October 31, 2015:

Options outstanding	21,938,582
Restricted stock awards and units outstanding	17,508,771
Stock available for future grant:
2013 Equity Incentive Plan	66,132,255
2014 Inducement Equity Incentive Plan	695,342
Amended and Restated 2004 Employee Stock Purchase Plan	8,259,824
Convertible Senior Notes	17,308,880
Warrants	17,308,880
149,152,534
8. Income Taxes
Effective Tax Rate
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year to date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. For the nine months ended October 31, 2015, the Company reported a tax provision of $90.3 million on a pretax income of $68.4 million, which resulted in an effective tax rate of 132 percent. The tax provision recorded was related to income taxes in profitable jurisdictions outside of the United States and the current tax expense in the United States. The Company had U.S. current tax expense as a result of forecasted taxable income before considering certain excess tax benefits from stock options and vesting of restricted stock.
The U.S. Tax Court (“Tax Court”) recently issued an opinion favorable to Altera Corporation (“Altera”) with respect to Altera’s litigation with the Internal Revenue Service (“IRS”). The litigation relates to the treatment of stock-based compensation expense in an inter-company cost-sharing arrangement with Altera’s foreign subsidiary. In its opinion, the Tax Court accepted Altera’s position of excluding stock-based compensation from its inter-company cost-sharing arrangement. Once the final decision is issued by the Tax Court, the IRS could still appeal such decision; as a result, the Company will continue to monitor this matter and the related potential impacts to its financial statements. During the quarter ended October 31, 2015, the Company amended its inter-company cost-sharing arrangement to exclude stock-based compensation expense beginning in fiscal 2016 and accordingly, the Company recognized the related tax impact through its year-to-date tax provision.

For the nine months ended October 31, 2014, the Company reported a tax provision of $37.3 million on a pretax loss of $159.6 million, which resulted in a negative effective tax rate of 23 percent. The tax provision recorded was primarily related to income taxes in profitable jurisdictions outside the United States.
Tax Benefits Related to Stock-Based Compensation
The total income tax benefit related to stock-based awards was $130.8 million and $125.7 million for nine months ended October 31, 2015 and 2014, respectively, the majority of which was not recognized as a result of the valuation allowance.
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
The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. However, the outcome of the tax audits cannot be predicted with certainty. If any issues addressed in the Company's tax audits are resolved in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future. Based on the information to-date, as some of the ongoing examinations are completed and tax positions in these tax years meet the conditions of being effectively settled, the Company anticipates it is reasonably possible that a decrease of unrecognized tax benefits up to approximately $32.0 million may occur in the next 12 months.
9. Earnings/Loss Per Share
Basic earnings/loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the fiscal period. Diluted earnings/loss per share is computed by giving effect to all potential weighted average dilutive common stock, including options, restricted stock units, warrants and the convertible senior notes. The dilutive effect of outstanding awards and convertible securities is reflected in diluted earnings per share by application of the treasury stock method. Diluted loss per share for the three and nine months ended October 31, 2015 and 2014 is the same as basic loss per share as there is a net loss in the period and inclusion of potentially issuable shares is anti-dilutive.
A reconciliation of the denominator used in the calculation of basic and diluted earnings/(loss) per share is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Numerator:
Net loss	$(25,157)	$(38,924)	$(21,917)	$(196,923)
Denominator:
Weighted-average shares outstanding for basic loss per share	664,131	629,548	659,160	619,748
Effect of dilutive securities:
Convertible senior notes	0	0	0	0
Employee stock awards	0	0	0	0
Warrants	0	0	0	0
Adjusted weighted-average shares outstanding and assumed conversions for diluted loss per share	664,131	629,548	659,160	619,748
The weighted-average number of shares outstanding used in the computation of diluted earnings/loss per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings/loss per share because the effect would have been anti-dilutive (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Stock awards	20,191	19,922	22,634	20,115
Convertible senior notes	17,309	25,820	17,309	28,834
Warrants	17,309	44,253	17,309	44,253
10. Commitments
Letters of Credit
As of October 31, 2015, the Company had a total of $70.4 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through December 2030.
Leases
The Company leases facilities space and certain fixed assets under non-cancelable operating and capital leases with various expiration dates.
As of October 31, 2015, the future minimum lease payments under non-cancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases	Financing Obligation, Building in Progress-Leased Facility(1)
Fiscal Period:
Remaining three months of fiscal 2016	$16,437	$87,285	$1,434
Fiscal 2017	116,792	347,232	16,877
Fiscal 2018	121,012	311,403	21,107
Fiscal 2019	114,085	241,180	21,551
Fiscal 2020	201,507	213,419	21,995
Thereafter	0	1,344,224	252,517
Total minimum lease payments	569,833	$2,544,743	$335,481
Less: amount representing interest	(61,973)
Present value of capital lease obligations	$507,860
______________
(1) Total Financing Obligation, Building in Progress-Leased Facility noted above represents the total obligation on the lease agreement including amounts allocated to interest noted in Note 3 “Property and Equipment.” As of October 31, 2015, $206.3 million of the total obligation noted above was recorded to Financing obligation, building in progress - leased facility, of which the current portion is included in "Accounts payable, accrued expenses, and other liabilities" and the non-current portion is included in “Other noncurrent liabilities” on the condensed consolidated balance sheets.
The Company’s agreements for the facilities and certain services provide the Company with the option to renew. The Company’s future contractual obligations would change if the Company exercised these options.
The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Of the total operating lease commitment and financing obligation, building in progress- leased facility balance of $2.9 billion, approximately $1.9 billion is related to facilities space. The remaining commitment amount is related to computer equipment, other leases, data center capacity and our development and test data center.
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

In July 2015, the Company and certain of its current and former directors were named as defendants in a purported shareholder derivative action in the Superior Court for the State of California, County of San Francisco. The plaintiff filed an amended version of this derivative complaint in November 2015. The derivative complaint alleges that excessive compensation was paid to such directors for their service. The derivative complaint includes allegations of breach of fiduciary duty and unjust enrichment and seeks restitution and disgorgement of a portion of the directors' compensation, as well as reform of a Company equity plan. Because the complaint is derivative in nature, it does not seek monetary damages from the Company.

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
Since the Foundation’s and Salesforce.org’s inception, the Company has provided at no charge certain resources to those entities employees such as office space, furniture, equipment, facilities, services, and other resources. The value of these items was approximately $0.9 million for the nine months ended October 31, 2015.
The resource sharing agreement was amended in August 2015 to include resources outside of the United States and is more explicit about the types of resources that the Company will provide.
Additionally, the Company has donated subscriptions of the Company’s services to other qualified non-profit organizations. The Company also allows Salesforce.org to resell the Company’s service to non-profit organizations and certain education entities. The Company does not charge Salesforce.org for these subscriptions, therefore revenue from subscriptions provided to non-profit organizations is donated back to the community through charitable grants made by the Foundation and Salesforce.org. The reseller agreement was amended in August 2015 to include additional customer segments and certain customers outside the U.S. and in October 2015 to add an addendum with model clauses for the processing of personal data transferred from the European Economic Area. The value of the subscriptions pursuant to reseller agreements was approximately $48.2 million for the nine months ended October 31, 2015. The Company plans to continue these programs.

The Company has committed to donate $4.0 million to the Foundation to further support its philanthropic mission. This amount will be paid to the Foundation during this fiscal year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on form 10-Q, including the following discussion in“Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “assumes,” “may,” “should,” “could,” “foresees,” “forecasts,” “predicts,” variations of such words and similar expressions are intended to identify such forward-looking statements, which may consist of, among other things, trend analyses and statements regarding future events, future financial performance, anticipated growth and industry prospects. These forward-looking statements are based on current expectations, estimates and forecasts, as well as the beliefs and assumptions of our management, and are subject to risks and uncertainties that are difficult to predict, including the effect of general economic and market conditions; the impact of foreign currency exchange rate and interest rate fluctuations on our results; our business strategy and our plan to build our business, including our strategy to be the leading provider of enterprise cloud computing applications and platforms; our service performance and security; the expenses associated with new data centers; additional data center capacity; real estate and office facilities space; our operating results; new services and product features; our strategy of acquiring or making investments in complementary businesses, joint ventures, services, technologies and intellectual property rights; our ability to successfully integrate acquired businesses and technologies; our ability to continue to grow and maintain deferred revenue and unbilled deferred revenue; our ability to protect our intellectual property rights; our ability to develop our brands; our ability to realize the benefits from strategic partnerships and investments; our reliance on third- party hardware, software and platform providers; the effect of evolving government regulations; the valuation of our deferred tax assets; the potential availability of additional tax assets in the future; the impact of expensing stock options and other equity awards; the sufficiency of our capital resources; factors related to our outstanding convertible notes, revolving credit facility and loan associated with 50 Fremont; compliance with our debt covenants and capital lease obligations; and current and potential litigation involving us. These and other risks and uncertainties may cause our actual results to differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below under “Risk Factors” and elsewhere in this report for additional detail regarding factors that may cause actual results to be different than those expressed in our forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.
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
Our mission is to help our customers transform themselves into “customer companies” by empowering them to connect with their customers in entirely new ways. With our six primary core cloud service offerings—Sales Cloud, Service Cloud, Marketing Cloud, Communities Cloud, Analytics Cloud and App Cloud (formerly Salesforce1 Platform) —customers have the tools they need to build a next generation customer success platform. Key elements of our strategy include:

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

We believe the factors that will influence our ability to achieve our objectives include: our prospective customers’ willingness to migrate to enterprise cloud computing services; the availability, performance and security of our service; our ability to continue to release, and gain customer acceptance of, new and improved features; our ability to successfully integrate acquired businesses and technologies; successful customer adoption and utilization of our service; acceptance of our service in markets where we have few customers; the emergence of additional competitors in our market and improved product offerings by existing and new competitors; the location of new data centers; third-party developers’ willingness to develop applications on our platforms; our ability to attract new personnel and retain and motivate current personnel; evolving domestic and foreign privacy and data transfer concerns, restrictions and laws; and general economic conditions which could affect our customers’ ability and willingness to purchase our services, delay the customers’ purchasing decision or affect attrition rates.
To address these factors, we will need to, among other things, continue to add substantial numbers of paying subscriptions, upgrade our customers to fully featured versions or arrangements such as an Enterprise License Agreement, provide high quality technical support to our customers, encourage the development of third-party applications on our platforms and continue to focus on retaining customers at the time of renewal. Our plans to invest for future growth include the continuation of the expansion of our data center capacity, the hiring of additional personnel, particularly in direct sales, other customer-related areas and research and development, the expansion of domestic and international selling and marketing activities, specifically in our top markets, continuing to develop our brands, the addition of distribution channels, the upgrade of our service offerings, the development of new services such as the Analytics, Communities and Internet of Things Clouds, the integration of acquired technologies, the expansion of our Marketing Cloud and App Cloud core service offerings, and the additions to our global infrastructure to support our growth.
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
Our typical subscription contract term is 12 to 36 months, although terms range from one to 60 months, so during any fiscal reporting period only a subset of active subscription contracts is eligible for renewal. We calculate our attrition rate as of the end of each month. Our current attrition rate calculation does not include the Marketing Cloud service offerings. Our attrition rate was approximately nine percent as of October 31, 2015. We expect our attrition rate to remain consistent as we continue to expand our enterprise business and invest in customer success and related programs.
We expect marketing and sales costs, which were 48 percent and 52 percent of our total revenues for the three months ended October 31, 2015 and 2014, respectively and 49 percent and 51 percent for the nine months ended October 31, 2015 and 2014, respectively, to continue to represent a substantial portion of total revenues in the future as we seek to grow our customer base, sell more products to existing customers, and build greater brand awareness.
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
In October 2015, we sold approximately 8.8 net acres of undeveloped real estate and the associated perpetual parking rights in San Francisco, California, which were classified as held for sale. The total proceeds from the sale were $157.1 million, of which we received $127.1 million during the three months ended October 31, 2015 and previously received a nonrefundable deposit in the amount of $30.0 million during the three months ended April 30, 2014. We recognized a gain of $21.8 million, net of closing costs, on the sale of this portion of our land and building improvements and perpetual parking rights.
During the nine months ended October 31, 2015, we increased our strategic investments portfolio by $337.8 million. These investments were in privately held companies, including some development stage companies. We plan to continue to make strategic investments in the future.

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
Sources of Revenues
We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our enterprise cloud computing services and from customers paying for additional support beyond the standard support that is included in the basic subscription fees; and (2) related professional services such as process mapping, project management, implementation services and other revenue. “Other revenue” consists primarily of training fees. Subscription and support revenues accounted for approximately 93 percent of our total revenues for the nine months ended October 31, 2015. Subscription revenues are driven primarily by the number of paying subscribers, varying service types, the price of our service and renewals. We define a “customer” as a separate and distinct buying entity (e.g., a company, a distinct business unit of a large corporation, a partnership, etc.) that has entered into a contract to access our enterprise cloud computing services. We define a “subscription” as a unique user account purchased by a customer for use by its employees or other customer-authorized users, and we refer to each such user as a “subscriber.” The number of paying subscriptions at each of our customers ranges from one to hundreds of thousands. None of our customers accounted for more than five percent of our revenues during the nine months ended October 31, 2015 and 2014.
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
Subscription and support revenues consisted of the following by core service offering (in millions):

	Three Months Ended October 31,			Nine Months Ended October 31,
	2015	2014	Variance- Percent	2015	2014	Variance- Percent
Sales Cloud	$688.7	$625.0	10%	$1,990.1	$1,811.7	10%
Service Cloud	469.5	339.6	38%	1,322.4	953.1	39%
App Cloud and Other	269.1	192.4	40%	740.4	538.7	37%
Marketing Cloud	169.0	131.5	29%	470.1	364.9	29%
Total	$1,596.3	$1,288.5		$4,523.0	$3,668.4
Subscription and support revenues from Analytics Cloud and Communities Cloud, which were introduced in October 2014, were not significant for the three and nine months ended October 31, 2015. The Analytics Cloud revenue is included with App Cloud and Other in the table above. Communities Cloud revenue is included in either Sales Cloud, Service Cloud or App Cloud and Other revenue depending on the primary service offering purchased.
In situations where a customer purchases multiple cloud offerings, such as through an Enterprise License Agreement, we allocate the contract value to each core service offering based on the customer’s estimated product demand plan and the service that was provided at the inception of the contract. We do not update these allocations based on actual product usage during the term of the contract. We have allocated approximately 10 percent of our total subscription and support revenues for the three and nine months ended October 31, 2015 and 2014, based on customers’ estimated product demand plans and these allocated amounts are included in the table above.
Additionally, some of our core service offerings have similar features and functions. For example, customers may use the Sales Cloud, the Service Cloud or our App Cloud to record account and contact information, which are similar features across these core service offerings. Depending on a customer’s actual and projected business requirements, more than one core service offering may satisfy the customer’s current and future needs. We record revenue based on the individual products ordered by a customer, and not according to the customer’s business requirements and usage. In addition, as we introduce new features and functions within each offering, and refine our allocation methodology for changes in our business, we do not expect it to be practical to adjust historical revenue results by core service offering for comparability. Accordingly, comparisons of revenue performance by core service offering over time may not be meaningful.
Our Sales Cloud service offering is our most widely distributed service offering and has historically been the largest contributor of subscription and support revenues. We estimate that for the remainder of fiscal 2016, subscription and support revenues from the Sales Cloud service offering will continue to be the largest contributor of subscription and support revenue.
Seasonal Nature of Deferred Revenue, Accounts Receivable and Operating Cash Flow
Deferred revenue primarily consists of billings to customers for our subscription service. Over 90 percent of the value of our billings to customers is for our subscription and support service. We generally invoice our customers in annual cycles. Approximately 79 percent of the value of all subscription and support related invoices were issued with annual terms during the three months ended October 31, 2015 in comparison to 73 percent during the same period a year ago. Occasionally, we bill customers for their multi-year contract on a single invoice which results in an increase in noncurrent deferred revenue. We typically issue renewal invoices in advance of the renewal service period, and depending on timing, the initial invoice for the subscription and services contract and the subsequent renewal invoice may occur in different quarters. This may result in an increase in deferred revenue and accounts receivable. There is a disproportionate weighting towards annual billings in the fourth quarter, primarily as a result of large enterprise account buying patterns. Our fourth quarter has historically been our strongest quarter for new business and renewals. The year on year compounding effect of this seasonality in both billing patterns and overall new and renewal business causes the value of invoices that we generate in the fourth quarter for both new business and renewals to increase as a proportion of our total annual billings. Accordingly, because of this billing activity, our first quarter is historically our largest collections and operating cash flow quarter.
The sequential quarterly changes in accounts receivable and the related deferred revenue and operating cash flow during the first quarter of our fiscal year are not necessarily indicative of the billing activity that occurs for the following quarters as displayed below (in thousands, except unbilled deferred revenue):

	April 30, 2015	July 31, 2015	October 31, 2015
Fiscal 2016
Accounts receivable, net	$926,381	$1,067,799	$1,060,726
Deferred revenue, current and noncurrent	3,056,820	3,034,991	2,846,510
Operating cash flow (1)	730,857	304,411	117,907
Unbilled deferred revenue, a non-GAAP measure	6.0 bn	6.2 bn	6.7 bn

	April 30, 2014	July 31, 2014	October 31, 2014	January 31, 2015
Fiscal 2015
Accounts receivable, net	$684,155	$834,323	$794,590	$1,905,506
Deferred revenue, current and noncurrent	2,324,615	2,352,904	2,223,977	3,321,449
Operating cash flow (1)	473,087	245,893	122,511	332,223
Unbilled deferred revenue, a non-GAAP measure	4.8 bn	5.0 bn	5.4 bn	5.7 bn

	April 30, 2013	July 31, 2013	October 31, 2013	January 31, 2014
Fiscal 2014
Accounts receivable, net	$502,609	$599,543	$604,045	$1,360,837
Deferred revenue, current and noncurrent	1,733,160	1,789,648	1,734,619	2,522,115
Operating cash flow (1)	283,189	183,183	137,859	271,238
Unbilled deferred revenue, a non-GAAP measure	3.6 bn	3.8 bn	4.2 bn	4.5 bn

(1) Operating cash flow represents net cash provided by operating activities for the three months ended in the periods stated above.

Unbilled Deferred Revenue, a Non-GAAP Measure
The deferred revenue balance on our condensed consolidated balance sheets does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Unbilled deferred revenue represents future billings under our subscription agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue. Unbilled deferred revenue was approximately $6.7 billion as of October 31, 2015 and approximately $5.7 billion as of January 31, 2015. Our typical contract length is between 12 and 36 months. We expect that the amount of unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of large customer subscription agreements, varying billing cycles of subscription agreements, the specific timing of customer renewals, foreign currency fluctuations, the timing of when unbilled deferred revenue is to be recognized as revenue, and changes in customer financial circumstances. For multi-year subscription agreements billed annually, the associated unbilled deferred revenue is typically high at the beginning of the contract period, zero just prior to renewal, and increases if the agreement is renewed. Low unbilled deferred revenue attributable to a particular subscription agreement is often associated with an impending renewal and may not be an indicator of the likelihood of renewal or future revenue from such customer. Accordingly, we expect that the amount of aggregate unbilled deferred revenue will change from year-to-year depending in part upon the number and dollar amount of subscription agreements at particular stages in their renewal cycle. Such fluctuations are not a reliable indicator of future revenues. Unbilled deferred revenue does not include minimum revenue commitments from indirect sales channels, as we recognize revenue, deferred revenue, and any unbilled deferred revenue upon sell-through to an end user customer.

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

During the nine months ended October 31, 2015, we recognized stock-based expense of $434.7 million. As of October 31, 2015, the aggregate stock compensation remaining to be amortized to costs and expenses over a weighted-average period of 2.5 years was $1.1 billion. We expect this stock compensation balance to be amortized as follows: $133.2 million during the remaining three months of fiscal 2016; $437.5 million during fiscal 2017; $314.9 million during fiscal 2018; $171.0 million during fiscal 2019 and $19.6 million during fiscal 2020. The expected amortization reflects only outstanding stock awards as of October 31, 2015 and assumes no forfeiture activity. We expect to continue to issue stock-based awards to our employees in future periods.
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
During the nine months ended October 31, 2015, we deferred $200.9 million of commission expenditures and we amortized $232.8 million to sales expense. During the same period a year ago, we deferred $171.0 million of commission expenditures and we amortized $186.5 million to sales expense. Deferred commissions on our condensed consolidated balance sheets totaled $356.3 million at October 31, 2015 and $388.2 million at January 31, 2015.
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
Capitalized Internal-Use Software Costs. We are required to follow the guidance of Accounting Standards Codification 350 (“ASC 350”), Intangibles- Goodwill and Other in accounting for the cost of computer software developed for internal-

use and the accounting for web-based product development costs. ASC 350 requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage, and amortize these costs on a straight-line basis over the estimated useful life of the respective asset. We deliver our enterprise cloud computing solutions as a service via all the major Internet browsers and on leading major mobile device operating systems. As a result of this software as a service delivery model, we believe we have larger capitalized costs as compared to traditional enterprise software companies as they are required to use a different accounting standard.
Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Goodwill, Intangibles and Impairment Assessments. We make estimates, assumptions, and judgments when valuing goodwill and other intangible assets in connection with the initial purchase price allocation of an acquired entity, as well as when evaluating the recoverability of our goodwill and other intangible assets on an ongoing basis. These estimates are based upon a number of factors, including historical experience, market conditions, and information obtained from the management of acquired companies. Critical estimates in valuing certain intangible assets include, but are not limited to, historical and projected attrition rates, discount rates, anticipated growth in revenue from the acquired customers and acquired technology, and the expected use of the acquired assets. These factors are also considered in determining the useful life of acquired intangible assets. The amounts and useful lives assigned to identified intangible assets impacts the amount and timing of future amortization expense.
The value of our goodwill and intangible assets could be impacted by future adverse changes such as, but not limited to: a substantial decline in our market capitalization; an adverse action or assessment by a regulator; and unanticipated competition.
We evaluate and test goodwill for impairment at least annually during the fourth quarter or more often if and when circumstances indicate that goodwill may not be recoverable. Each period we evaluate the estimated remaining useful life of our intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. We evaluate long-lived assets, such as property and equipment, and purchased intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such events or changes in circumstances include, but are not limited to, a significant decrease in the fair value of the underlying asset, a significant decrease in the benefits realized from the acquired assets, difficulty and delays in integrating the business or a significant change in the operations of the acquired assets or use of an asset. A long-lived asset is considered impaired if its carrying amount exceeds the estimated future undiscounted cash flows the asset is expected to generate. If a long-lived asset is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset exceeds the fair value of the asset or asset group.
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
Examples of critical estimates in valuing certain of the intangible assets and goodwill we have acquired include but are not limited to:

•	future net expected cash flows from subscription and support contracts, professional services contracts, other customer contracts and acquired developed technologies and patents;

•
the acquired company’s trade name, trademark and existing customer relationships, as well as assumptions about the period of time the acquired trade name and trademark will continue to be used in our offerings;

•	uncertain tax positions and tax related valuation allowances assumed; and

•	discount rates.
Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.
Stock-Based Options and Awards. We recognize the fair value of our stock options and awards on a straight-line basis over the requisite service period of the option or award which is the vesting term of generally four years for stock options and restricted stock awards and one year for shares issued pursuant to our Employee Stock Purchase Plan (“ESPP”). The fair value of each option or ESPP share or stock purchase right is estimated on the date of grant using the Black-Scholes option pricing model. The estimated forfeiture rate applied is based on historical forfeiture rates. We evaluate the forfeiture rates at least annually, or when events or circumstances indicate a change may be needed. This may cause a fluctuation in our stock-based expense in the period of change. Inputs into the Black-Scholes option pricing model and other factors that may affect our stock-based expense include:

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

•	The probability of achieving performance conditions to which certain awards may be subject.
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
Strategic Investments. We hold strategic investments in marketable equity securities and non-marketable debt and equity securities in which we do not have a controlling interest or significant influence, as defined in Accounting Standards Codification 323 (“ASC 323”), Investments - Equity Method and Joint Ventures. Marketable equity securities are measured using quoted prices in their respective active markets and non-marketable debt and equity securities are recorded at cost and presented in the condensed consolidated balance sheet. If, based on the terms of our ownership of these marketable and non-marketable securities, we determine that we exercise significant influence on the entity to which these marketable and non-marketable securities relate, we apply the requirements of ASC 323 to account for such investments.

We determine the fair value of our marketable equity securities and non-marketable debt and equity securities quarterly for impairment and disclosure purposes; however, the non-marketable debt and equity securities are recorded at fair value only if an impairment is recognized. The measurement of fair value requires significant judgment and includes a qualitative and quantitative analysis of events and circumstances that impact the fair value of the investment. Our assessment of the severity and duration of the impairment and qualitative and quantitative analysis includes the investee’s financial metrics, the investee’s products and technologies meeting or exceeding predefined milestones, market acceptance of the product or technology, other competitive products or technology in the market, general market conditions, management and governance structure of the investee, investee’s liquidity, debt ratios and the rate at which the investee is using its cash, and investee’s receipt of additional funding at a lower valuation. In determining the estimated fair value of our strategic investments in privately held companies, we utilize the most recent data available to us. Valuations of privately held companies are inherently complex due to the lack of readily available market data.

If the fair value of an investment is below our cost, we determine whether the investment is other-than-temporarily impaired based on our qualitative and quantitative analysis, which includes the severity and duration of the impairment. If the investment is considered to be other-than-temporarily impaired, we record the investment at fair value by recognizing an impairment and establishing a new cost basis for the investment.

Results of Operations
The following tables set forth selected data for each of the periods indicated (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Revenues:
Subscription and support	$1,596,333	$1,288,513	$4,522,939	$3,668,406
Professional services and other	115,634	95,142	334,879	260,572
Total revenues	1,711,967	1,383,655	4,857,818	3,928,978
Cost of revenues (1)(2):
Subscription and support	303,045	238,746	870,023	666,611
Professional services and other	120,638	94,465	340,846	266,736
Total cost of revenues	423,683	333,211	1,210,869	933,347
Gross profit	1,288,284	1,050,444	3,646,949	2,995,631
Operating expenses (1)(2):
Research and development	239,212	195,460	695,440	586,927
Marketing and sales	818,820	709,643	2,349,449	2,020,956
General and administrative	186,818	167,383	544,314	498,565
Operating lease termination resulting from purchase of 50 Fremont, net	0	0	(36,617)	0
Total operating expenses	1,244,850	1,072,486	3,552,586	3,106,448
Income (loss) from operations	43,434	(22,042)	94,363	(110,817)
Investment income	3,507	2,622	11,351	7,055
Interest expense	(18,249)	(17,682)	(53,020)	(56,355)
Other expense (1)(3)	(7,093)	(372)	(6,064)	(15,095)
Gain on sales of land and building improvements	21,792	15,625	21,792	15,625
Income (loss) before provisions for income taxes	43,391	(21,849)	68,422	(159,587)
Provisions for income taxes	(68,548)	(17,075)	(90,339)	(37,336)
Net loss	$(25,157)	$(38,924)	$(21,917)	$(196,923)
(1) Amounts related to amortization of purchased intangibles from business combinations, as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Cost of revenues	$20,296	$20,351	$60,825	$70,294
Marketing and sales	18,966	15,095	57,995	44,708
Other non-operating expense	761	0	2,877	0
(2) Amounts related to stock-based expenses, as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Cost of revenues	$17,516	$14,118	$49,237	$38,905
Research and development	31,534	26,868	96,508	87,264
Marketing and sales	69,561	72,892	211,819	210,510
General and administrative	25,706	25,582	77,092	76,284

(3) Amount includes approximately $10.2 million loss on conversions of our convertible 0.75% senior notes due January 2015 recognized during the nine months ended October 31, 2014.

Revenues by geography were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Americas	$1,258,148	$995,331	$3,575,441	$2,812,654
Europe	302,704	252,982	848,413	730,324
Asia Pacific	151,115	135,342	433,964	386,000
	$1,711,967	$1,383,655	$4,857,818	$3,928,978
Americas revenue attributed to the United States was approximately 95 percent and 94 percent for the three and nine months ended October 31, 2015 and 2014, respectively.
The following tables set forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Revenues:
Subscription and support	93%	93%	93%	93%
Professional services and other	7	7	7	7
Total revenues	100	100	100	100
Cost of revenues (1)(2):
Subscription and support	18	17	18	17
Professional services and other	7	7	7	7
Total cost of revenues	25	24	25	24
Gross profit	75	76	75	76
Operating expenses (1)(2):
Research and development	14	14	14	15
Marketing and sales	48	52	49	51
General and administrative	11	12	11	13
Operating lease termination resulting from purchase of 50 Fremont, net	0	0	(1)	0
Total operating expenses	73	78	73	79
Income (loss) from operations	2	(2)	2	(3)
Investment income	0	0	0	0
Interest expense	(1)	(1)	(1)	(1)
Other income (expense) (1)	0	0	0	0
Gain on sales of land and building improvements	2	1	1	0
Income (loss) before provisions for income taxes	3	(2)	2	(4)
Provisions for income taxes	(4)	(1)	(2)	(1)
Net loss	(1)%	(3)%	0%	(5)%

(1) Amortization of purchased intangibles from business combinations as a percentage of total revenues, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Cost of revenues	1%	1%	1%	2%
Marketing and sales	1	1	1	1
Other non-operating expense	0	0	0	0

(2) Stock-based expense as a percentage of total revenues, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Cost of revenues	1%	1%	1%	1%
Research and development	2	2	2	2
Marketing and sales	4	5	4	5
General and administrative	1	2	2	2

Revenues by geography as a percentage of total revenues, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014

Americas	73%	72%	74%	72%
Europe	18	18	17	18
Asia Pacific	9	10	9	10
	100%	100%	100%	100%

Revenues and deferred revenue in constant currency, as follows:

Revenue constant currency growth rates (as compared to the comparable prior periods)	Three Months Ended October 31, 2015 compared to Three Months Ended October 31, 2014	Three Months Ended October 31, 2014 compared to Three Months Ended October 31, 2013
Americas	27%	29%
Europe	28%	34%
Asia Pacific	25%	25%
Total growth	27%	30%
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

	October 31, 2015 compared to October 31, 2014	January 31, 2015 compared to January 31, 2014
Deferred revenue, current and noncurrent constant currency growth rates (as compared to the comparable prior periods)
Total growth	30%	35%

To present the information above, we convert the deferred revenue balances in local currencies in previous comparable periods using the United States dollar currency exchange rate as of the most recent balance sheet date.

Three Months Ended October 31, 2015 and 2014
Revenues.

	Three Months Ended October 31,		Variance
(in thousands)	2015	2014	Dollars	Percent
Subscription and support	$1,596,333	$1,288,513	$307,820	24%
Professional services and other	115,634	95,142	20,492	22%
Total revenues	$1,711,967	$1,383,655	$328,312	24%
Total revenues were $1.7 billion for the three months ended October 31, 2015, compared to $1.4 billion during the same period a year ago, an increase of $0.3 billion, or 24 percent. On a constant currency basis, total revenues grew 27 percent. Subscription and support revenues were $1.6 billion, or 93 percent of total revenues, for the three months ended October 31, 2015, compared to $1.3 billion, or 93 percent of total revenues, during the same period a year ago, an increase of $0.3 billion, or 24 percent. The increase in subscription and support revenues was due almost entirely to volume-driven increases from new business, which includes new customers, upgrades and additional subscriptions from existing customers. Our attrition rate, which is consistent with the prior year, also played a role in the increase in subscription and support revenues. We continue to invest in a variety of customer programs and initiatives, which, along with increasing enterprise adoption, have helped maintain our attrition rate. The net price per user per month for our three primary offerings, Professional Edition, Enterprise Edition and Unlimited Edition, varies from period to period, but has remained within a consistent range over the past eight quarters. Changes in the net price per user per month has not been a significant driver of revenue growth for the periods presented. Professional services and other revenues were $115.6 million, or seven percent of total revenues, for the three months ended October 31, 2015, compared to $95.1 million, or seven percent of total revenues, for the same period a year ago, an increase of $20.5 million, or 22 percent. The increase in professional services and other revenues was primarily attributable to higher demand for services from an increased number of customers.
Revenues in Europe and Asia Pacific accounted for $453.8 million, or 27 percent of total revenues, for the three months ended October 31, 2015, compared to $388.3 million, or 28 percent of total revenues, during the same period a year ago, an increase of $65.5 million, or 17 percent. The increase in revenues on a total dollar basis outside of the Americas was the result of the increasing acceptance of our service, our focus on marketing our services internationally and additional resources. Revenues outside of the Americas increased on a total dollar basis in the three months ended October 31, 2015 despite an overall strengthening of the U.S. dollar, which reduced aggregate international revenues by $38.9 million compared to the same period a year ago. We expect revenues outside of the Americas to continue to be negatively impacted in the remainder of fiscal 2016 by the strengthening of the U.S. dollar relative to the Euro, Japanese yen, Australian dollar and British pound in comparison to similar periods in the prior year.

Cost of Revenues.

	Three Months Ended October 31,		Variance
(in thousands)	2015	2014	Dollars
Subscription and support	$303,045	$238,746	$64,299
Professional services and other	120,638	94,465	26,173
Total cost of revenues	$423,683	$333,211	$90,472
Percent of total revenues	25%	24%
Cost of revenues was $423.7 million, or 25 percent of total revenues, for the three months ended October 31, 2015, compared to $333.2 million, or 24 percent of total revenues, during the same period a year ago, an increase of $90.5 million. The increase in absolute dollars was primarily due to an increase of $36.5 million in employee-related costs, an increase of $3.4 million in stock-based expenses, an increase of $31.4 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of $7.4 million in professional and outside services and third party expenses, an increase in allocated overhead and an increase of $6.0 million in depreciation of property and equipment. We have increased our headcount by 37 percent since October 31, 2014 to meet the higher demand for services from our customers. We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity. We also plan to add additional employees in our professional services group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues in future periods.
Research and Development.

	Three Months Ended October 31,		Variance
(in thousands)	2015	2014	Dollars
Research and development	$239,212	$195,460	$43,752
Percent of total revenues	14%	14%
Research and development expenses were $239.2 million, or 14 percent of total revenues, for the three months ended October 31, 2015, compared to $195.5 million, or 14 percent of total revenues, during the same period a year ago, an increase of $43.8 million. The increase in absolute dollars was primarily due to an increase of $29.9 million in employee-related costs, an increase of $4.7 million in stock-based expense, an increase of $4.6 million in development and test data center expense and an increase of $3.2 million in allocated overhead. We increased our research and development headcount by 16 percent since October 31, 2014 in order to improve and extend our service offerings and develop new technologies. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to add employees and invest in technology to support the development of new, and improve existing, technologies and the integration of acquired technologies.
Marketing and Sales.

	Three Months Ended October 31,		Variance
(in thousands)	2015	2014	Dollars
Marketing and sales	$818,820	$709,643	$109,177
Percent of total revenues	48%	52%
Marketing and sales expenses were $818.8 million, or 48 percent of total revenues, for the three months ended October 31, 2015, compared to $709.6 million, or 52 percent of total revenues, during the same period a year ago, an increase of $109.2 million. The increase in absolute dollars was primarily due to an increase of $67.5 million in employee-related costs, including travel and entertainment, of which $13.6 million was due to increased amortization of deferred commissions, an increase of $29.8 million in advertising expenses and event costs, an increase of $3.9 million due to amortization of purchased intangibles. Our marketing and sales headcount increased by 20 percent since October 31, 2014. The increase in headcount was primarily attributable to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative.

	Three Months Ended October 31,		Variance
(in thousands)	2015	2014	Dollars
General and administrative	$186,818	$167,383	$19,435
Percent of total revenues	11%	12%
General and administrative expenses were $186.8 million, or 11 percent of total revenues, for the three months ended October 31, 2015, compared to $167.4 million, or 12 percent of total revenues, during the same period a year ago, an increase of $19.4 million. The increase was primarily due to an increase of $8.7 million in employee-related costs and an increase of $4.6 million in professional services expense. Our general and administrative headcount increased by 12 percent since October 31, 2014 as we added personnel to support our growth.
Income (loss) from operations.

	Three Months Ended October 31,		Variance
(in thousands)	2015	2014	Dollars
Income (loss) from operations	$43,434	$(22,042)	$65,476
Percent of total revenues	2%	(2)%
Income from operations for the three months ended October 31, 2015 was $43.4 million and included $144.3 million of stock-based expenses and $39.3 million of amortization of purchased intangibles. During the same period a year ago, loss from operations was $22.0 million and included $139.5 million of stock-based expenses and $35.4 million of amortization of purchased intangibles. The increase in income from operations is primarily due to a higher revenue growth rate compared to the operating expense growth rate.
Investment income.

	Three Months Ended October 31,		Variance
(in thousands)	2015	2014	Dollars
Investment income	$3,507	$2,622	$885
Investment income consists of income on our cash and marketable securities balances. Investment income was $3.5 million for the three months ended October 31, 2015 and was $2.6 million during the same period a year ago. The increase was due to earnings on higher cash and marketable securities balances.
Interest expense.

	Three Months Ended October 31,		Variance
(in thousands)	2015	2014	Dollars
Interest expense	$(18,249)	$(17,682)	$(567)
Percent of total revenues	(1)%	(1)%
Interest expense consists of interest on our convertible senior notes, capital leases, loan assumed on 50 Fremont. Interest expense, net of interest costs capitalized, was $18.2 million for the three months ended October 31, 2015 and was $17.7 million during the same period a year ago.
Other expense.

	Three Months Ended October 31,		Variance
(in thousands)	2015	2014	Dollars
Other expense	$(7,093)	$(372)	$(6,721)
Other expense primarily consists of non-operating costs such as foreign currency transaction gains and losses and activity associated with real estate and strategic investment transactions. Other expense for the three months ended October 31, 2015 as compared to the same period a year ago, increased primarily due to activity associated with strategic investments, foreign exchange rate fluctuations, and real estate transactions.
Gain on sales of land and building improvements.

	Three Months Ended October 31,		Variance
(in thousands)	2015	2014	Dollars
Gain on sales of land and building improvements	21,792	15,625	6,167
Percent of total revenues	2%	1%
Gain on sales of land and building improvements consists of the gain the company recognized from sales of undeveloped real estate and a portion of associated perpetual parking rights in San Francisco, California. Gain on sales of land and building improvements, net of closing costs, was $21.8 million for the three months ended October 31, 2015 and was $15.6 million during the same period a year ago.
Provisions for income taxes.

	Three Months Ended October 31,		Variance
(in thousands)	2015	2014	Dollars
Provisions for income taxes	$(68,548)	$(17,075)	$(51,473)
Effective tax rate	158%	(78)%
We reported a tax provision of $68.5 million on a pretax income of $43.4 million, which resulted in an effective tax rate of 158 percent for the three months ended October 31, 2015. We had a tax provision due to income taxes in profitable jurisdictions outside of the United States and the current tax expense in the United States. We had U.S. current tax expense as a result of forecasted taxable income before considering certain excess tax benefits from stock options and vesting of restricted stock.
The U.S. Tax Court (“Tax Court”) recently issued an opinion favorable to Altera Corporation (“Altera”) with respect to Altera’s litigation with the Internal Revenue Service (“IRS”) related to the treatment of stock-based compensation expense in an inter-company cost-sharing arrangement with Altera's foreign subsidiary. As a result of this opinion, during the three months ended October 31, 2015, we amended our inter-company cost-sharing arrangement to exclude stock-based compensation expense beginning in fiscal 2016 and accordingly, we recognized the related tax impact through our quarterly tax provision.
We recorded a tax provision of $17.1 million with a pretax loss of $21.8 million, which resulted in a negative effective tax rate of 78 percent for the three months ended October 31, 2014. We recorded a tax provision primarily due to income taxes in profitable jurisdictions outside of the U.S.

Nine Months Ended October 31, 2015 and 2014
Revenues.

	Nine Months Ended October 31,		Variance
(in thousands)	2015	2014	Dollars	Percent
Subscription and support	$4,522,939	$3,668,406	$854,533	23%
Professional services and other	334,879	260,572	74,307	29%
Total revenues	$4,857,818	$3,928,978	$928,840	24%
Total revenues were $4.9 billion for the nine months ended October 31, 2015, compared to $3.9 billion during the same period a year ago, an increase of $0.9 billion, or 24 percent. Subscription and support revenues were $4.5 billion, or 93 percent of total revenues, for the nine months ended October 31, 2015, compared to $3.7 billion, or 93 percent of total revenues, during the same period a year ago, an increase of $854.5 million, or 23 percent. The increase in subscription and support revenues was primarily caused by volume-driven increases from new business, which includes new customers, upgrades and additional subscriptions from existing customers. We continue to invest in a variety of customer programs and initiatives, which, along with increasing enterprise adoption, have helped reduce our attrition rate. The net price per user per month for our three primary offerings, Professional Edition, Enterprise Edition and Unlimited Edition, varies from period to period, but has remained within a consistent range over the past eight quarters. Changes in the net price per user per month has not been a significant driver of revenue growth for the periods presented. Professional services and other revenues were $334.9 million, or seven percent of total revenues, for the nine months ended October 31, 2015, compared to $260.6 million, or seven percent of total revenues, for the same period a year ago, an increase of $74.3 million, or 29 percent. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers.
Revenues in Europe and Asia Pacific accounted for $1.3 billion, or 26 percent of total revenues, for the nine months ended October 31, 2015, compared to $1.1 billion, or 28 percent of total revenues, during the same period a year ago, an increase of $166.1 million, or 15 percent. The increase in revenues outside of the Americas was the result of the increasing acceptance of our service, our focus on marketing our services internationally and additional resources. Revenues outside of the Americas increased on a total dollar basis in the nine months ended October 31, 2015 despite an overall strengthening of the U.S. dollar, which reduced aggregate international revenues by $139.6 million compared to the same period a year ago. We expect revenues outside of the Americas to continue to be negatively impacted in the remainder of fiscal 2016 by the strengthening of the U.S. dollar relative to the Euro, Japanese yen, Australian dollar and British pound in comparison to similar periods in the prior year.
Cost of Revenues.

	Nine Months Ended October 31,		Variance
(in thousands)	2015	2014	Dollars
Subscription and support	$870,023	$666,611	$203,412
Professional services and other	340,846	266,736	74,110
Total cost of revenues	$1,210,869	$933,347	$277,522
Percent of total revenues	25%	24%
Cost of revenues was $1.2 billion, or 25 percent of total revenues, for the nine months ended October 31, 2015, compared to $933.3 million, or 24 percent of total revenues, during the same period a year ago, an increase of $277.5 million. The increase in absolute dollars was primarily due to an increase of $86.8 million in employee-related costs, an increase of $10.3 million in stock-based expenses, an increase of $107.7 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of $34.7 million in professional and outside services and third party expenses, an increase of $25.7 million in depreciation and amortization expenses, which includes a decrease of $9.5 million in amortization of purchased intangible assets, and an increase in allocated overhead. We have increased our headcount by 37 percent since October 31, 2014 to meet the higher demand for services from our customers. We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity. We also plan to add additional employees in our professional services group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues in future periods.

The cost of professional services and other revenues was higher than the related revenue during the nine months ended October 31, 2015 by $6.0 million as compared to $6.2 million during the same period a year ago. We expect the cost of professional services to continue to be more than revenue from professional services in future fiscal quarters. We believe that this investment in professional services facilitates the adoption of our service offerings.
Research and Development.

	Nine Months Ended October 31,		Variance
(in thousands)	2015	2014	Dollars
Research and development	$695,440	$586,927	$108,513
Percent of total revenues	14%	15%
Research and development expenses were $695.4 million, or 14 percent of total revenues, for the nine months ended October 31, 2015, compared to $586.9 million, or 15 percent of total revenues, during the same period a year ago, an increase of $108.5 million. The increase in absolute dollars was primarily due to an increase of approximately $82.4 million in employee-related costs, an increase of $9.2 million in stock-based expenses, an increase of $12.8 million in our development and test data center, and increases in allocated overhead. We increased our research and development headcount by 16 percent since October 31, 2014 in order to improve and extend our service offerings and develop new technologies. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to invest in additional employees and technology to support the development of new, and improve existing, technologies and the integration of acquired technologies.
Marketing and Sales.

	Nine Months Ended October 31,		Variance
(in thousands)	2015	2014	Dollars
Marketing and sales	$2,349,449	$2,020,956	$328,493
Percent of total revenues	49%	51%
Marketing and sales expenses were $2.3 billion, or 49 percent of total revenues, for the nine months ended October 31, 2015, compared to $2.0 billion, or 51 percent of total revenues, during the same period a year ago, an increase of $328.5 million. The increase was primarily due to increases of $198.5 million in employee-related costs, including travel and entertainment and amortization of deferred commissions, $1.3 million in stock-based expenses, $80.4 million in advertising expenses, $13.3 million related to the amortization of purchased intangible assets and $28.3 million in allocated overhead. Our marketing and sales headcount increased by 20 percent since October 31, 2014. The increase in headcount was primarily attributable to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.
General and Administrative.

	Nine Months Ended October 31,		Variance
(in thousands)	2015	2014	Dollars
General and administrative	$544,314	$498,565	$45,749
Percent of total revenues	11%	13%
General and administrative expenses were $544.3 million, or 11 percent of total revenues, for the nine months ended October 31, 2015, compared to $498.6 million, or 13 percent of total revenues, during the same period a year ago, an increase of $45.7 million. The increase was primarily due to an increase of $26.9 million in employee-related costs, $12.9 million in professional services, and an increase of $0.8 million in stock-based expenses. Our general and administrative headcount increased by 12 percent since October 31, 2014 as we added personnel to support our growth.

Operating lease termination resulting from purchase of 50 Fremont, net.

	Nine Months Ended October 31,		Variance
(in thousands)	2015	2014	Dollars
Operating lease termination resulting from purchase of 50 Fremont, net	$(36,617)	$0	$(36,617)
Percent of total revenues	(1)%	0%

Operating lease termination resulting from purchase of 50 Fremont, net for the nine months ended October 31, 2015 was $36.6 million. In connection with the purchase, we recognized a net non-cash gain totaling approximately $36.6 million on the termination of the lease signed in January 2012.
Income (loss) from operations.

	Nine Months Ended October 31,		Variance
(in thousands)	2015	2014	Dollars
Income (loss) from operations	$94,363	$(110,817)	$205,180
Percent of total revenues	2%	(3)%
Income (loss) from operations for the nine months ended October 31, 2015 was $94.4 million and included a gain of $36.6 million related to the purchase of 50 Fremont, $434.7 million of stock-based expenses and $118.8 million of amortization of purchased intangibles. During the same period a year ago, loss from operations was $110.8 million and included $413.0 million of stock-based expenses and $115.0 million of amortization of purchased intangibles. The increase in income from operations is primarily due to a higher revenue growth rate compared to the operating expense growth rate.
Investment income.

	Nine Months Ended October 31,		Variance
(in thousands)	2015	2014	Dollars
Investment income	$11,351	$7,055	$4,296
Investment income consists of income on our cash and marketable securities balances. Investment income was $11.4 million for the nine months ended October 31, 2015 and was $7.1 million during the same period a year ago. The increase was primarily due to earnings on higher cash and marketable securities balances and realized gains on sales of marketable securities.
Interest expense.

	Nine Months Ended October 31,		Variance
(in thousands)	2015	2014	Dollars
Interest expense	$(53,020)	$(56,355)	$3,335
Percent of total revenues	(1)%	(1)%
Interest expense consists of interest on our convertible senior notes, capital leases, term loan and revolving credit facility. Interest expense, net of interest costs capitalized, was $53.0 million for the nine months ended October 31, 2015 and was $56.4 million during the same period a year ago. The decrease in interest expense was due to the pay down of our revolver with an offset in interest due on our loan assumed on 50 Fremont as well as interest expense associated with our financing obligation related to 350 Mission.
Other expense.

	Nine Months Ended October 31,		Variance
(in thousands)	2015	2014	Dollars
Other expense	$(6,064)	$(15,095)	$9,031

Other income (expense) primarily consists of foreign currency transaction gains and losses, costs associated with real estate transactions and losses on derecognition of debt. Other expense decreased primarily due to the loss of approximately $10.2 million recognized as a result of conversions of our convertible 0.75% senior notes during the nine months ended October 31, 2014.
Gain on sales of land and building improvements.

	Nine Months Ended October 31,		Variance
(in thousands)	2015	2014	Dollars
Gain on sales of land and building improvements	21,792	15,625	6,167
Percent of total revenues	1%	0%
Gain on sales of land and building improvements consists of the gain the company recognized from sales of undeveloped real estate and a portion of associated perpetual parking rights in San Francisco, California. Gain on sales of land and building improvements, net of closing costs, was $21.8 million for the nine months ended October 31, 2015 and was $15.6 million during the same period a year ago.

Provisions for income taxes.

	Nine Months Ended October 31,		Variance
(in thousands)	2015	2014	Dollars
Provisions for income taxes	$(90,339)	$(37,336)	$(53,003)
Effective tax rate	132%	(23)%
We recognized a tax provision of $90.3 million on a pretax income of $68.4 million, which resulted in an effective tax rate of 132 percent for the nine months ended October 31, 2015. We had a tax provision primarily due to income taxes in profitable jurisdictions outside the United States and the current tax expense in the United States. We had U.S. current tax expense as a result of forecasted taxable income before considering certain excess tax benefits from stock options and vesting of restricted stock.
The Tax Court recently issued an opinion favorable to Altera with respect to Altera’s litigation with the IRS related to the treatment of stock-based compensation expense in an inter-company cost-sharing arrangement with Altera's foreign subsidiary. As a result of this opinion, during the nine months ended October 31, 2015, we amended our inter-company cost-sharing arrangement to exclude stock-based compensation expense beginning in fiscal 2016 and accordingly, we recognized the related tax impact through our year-to-date tax provision.
We recorded a tax provision of $37.3 million with a pretax loss of $159.6 million, which resulted in a negative effective tax rate of 23 percent for the nine months ended October 31, 2014. The tax provision recorded was primarily due to income taxes in profitable jurisdictions outside the United States.

Liquidity and Capital Resources
At October 31, 2015, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $2.3 billion and accounts receivable of $1.1 billion.
Net cash provided by operating activities was $1.2 billion during the nine months ended October 31, 2015 and $841.5 million during the same period a year ago. Cash provided by operating activities has historically been affected by the amount of net loss adjusted for non-cash expense items such as depreciation and amortization, amortization of purchased intangibles from business combinations, amortization of debt discount, discrete items such as the non-cash gain from the termination of 50 Fremont lease, net, and the sale of land and building, and the expense associated with stock-based awards; the reclassification of excess tax benefits from the employee stock plans to cash flows from financing activities; the timing of employee related costs including commissions and bonus payments; the timing of collections from our customers, which is our largest source of operating cash flows; and changes in working capital accounts.
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
Net cash provided by operating activities during the nine months ended October 31, 2015 increased $311.7 million over the same period a year ago primarily due to higher collections from our accounts receivable due to our sales growth, higher amortized commission, and higher net income after adjusting for depreciation and amortization, discrete items such as the gain on office lease termination and loss on conversions of convertible senior notes, gain on land sale, stock-based expenses, abandonment of leasehold improvements, and the timing of payments against accounts payable, accrued expenses and other current liabilities.
Net cash used in investing activities was $882.6 million during the nine months ended October 31, 2015 and $553.1 million during the same period a year ago. The net cash used in investing activities during the nine months ended October 31, 2015 primarily related to the purchase of 50 Fremont, strategic investments and capital expenditures including new office build-outs and investment of cash balances offset by proceeds from sales of land and building improvements of $127.1 million as well as sales and maturities of marketable securities.
Net cash provided by financing activities was $47.7 million during the nine months ended October 31, 2015 as compared to net cash used in financing activities of $206.2 million during the same period a year ago. Net cash provided by financing activities during the nine months ended October 31, 2015 consisted primarily of $48.7 million excess tax benefits compared with $3.4 million during the same period last year, $68.8 million of principal payments on capital leases, and $300.0 million of payments on our revolving credit facility, offset by $367.8 million from proceeds from equity plans.
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
The Notes have not yet been convertible at the holders’ option. The Notes are classified as a noncurrent liability on our condensed consolidated balance sheet as of October 31, 2015. Our common stock did not trade at a price exceeding 130% of the conversion price of $66.44 per share applicable to the Notes during the fiscal quarter ended October 31, 2015. Accordingly, the Notes will not be convertible at the holders’ option for the quarter ending January 31, 2016, and therefore will remain classified as a noncurrent liability on our condensed consolidated balance sheets as of October 31, 2015.
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
The Credit Agreement contains certain customary affirmative and negative covenants, including a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, a limit on our ability to incur additional indebtedness, dispose of assets, make certain acquisition transactions, pay dividends or distributions, and certain other restrictions on our activities each defined specifically in the Credit Agreement. We were in compliance with the Credit Agreement’s covenants as of October 31, 2015.
In December 2014, the Company entered into an agreement with a third-party provider under which the Company will purchase certain infrastructure services for three years. The agreement provides that the Company will pay $36.0 million in both fiscal 2017 and 2018 for infrastructure services under the agreement.
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
The total purchase price for 50 Fremont was $637.6 million. In financing the purchase price, we used $115.0 million of restricted cash on hand and assumed a $200.0 million loan secured by the property with the remainder paid in cash. For the three and nine months ended October 31, 2015, total interest expense we recognized was $1.9 million and $5.4 million respectively.
During the nine months ended October 31, 2015, we acquired several companies for total consideration of $60.1 million.
Our cash, cash equivalents and marketable securities are comprised primarily of corporate notes and other obligations, U.S. treasury securities, U.S. agency obligations, government obligations, collateralized mortgage obligations, mortgage backed securities, time deposits, money market mutual funds and municipal securities.
As of October 31, 2015, we have a total of $70.4 million in letters of credit outstanding in favor of certain landlords for office space. To date, no amounts have been drawn against the letters of credit, which renew annually and expire at various dates through December 2030.
We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.
Our principal commitments consist of obligations under leases for office space, co-location data center facilities, and our development and test data center, as well as leases for computer equipment, software, furniture and fixtures. At October 31, 2015, the future non-cancelable minimum payments under these commitments were as follows (in thousands):

	Capital Leases	Operating Leases	Financing Obligation, Building in Progress-Leased Facility
Fiscal Period:
Remaining three months of fiscal 2016	$16,437	$87,285	$1,434
Fiscal 2017	116,792	347,232	16,877
Fiscal 2018	121,012	311,403	21,107
Fiscal 2019	114,085	241,180	21,551
Fiscal 2020	201,507	213,419	21,995
Thereafter	0	1,344,224	252,517
Total minimum lease payments	569,833	$2,544,743	$335,481
Less: amount representing interest	(61,973)
Present value of capital lease obligations	$507,860

The majority of our operating lease agreements provide us with the option to renew. Our future operating lease obligations would change if we exercised these options and if we entered into additional operating lease agreements as we expand our operations.
The financing obligation above represents the total obligation for our lease of approximately 445,000 rentable square feet of office space in San Francisco, California. As of October 31, 2015, $206.3 million of the total obligation noted above was recorded to Financing obligation, building in progress - leased facility, which the current portion is included in "Accounts payable, accrued expenses, and other liabilities" and the non-current portion is included in “Other noncurrent liabilities” on the condensed consolidated balance sheets.
During the remaining three months of fiscal 2016 and in future fiscal years, we have made and expect to continue to make additional investments in our infrastructure to scale our operations and increase productivity. We plan to upgrade or replace various internal systems to scale with the overall growth of the Company. Additionally, we expect capital expenditures to be higher in absolute dollars and remain consistent as a percentage of total revenues in future periods as a result of continued office build-outs, other leasehold improvements and data center investments.
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
New Accounting Pronouncements
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
In May 2013, FASB issued Accounting Standards Update No. 2013-270, “a revision of the 2010 proposed FASB Accounting Standards Update, Leases (Topic 840)” (“ASU 2013-270”), to place leases on lessee’s balance sheets. ASU 2013-270 states a lessee would recognize a lease liability for lease payments and recognize an asset for its right to use the leased asset during the lease term. In November 2015, FASB set an effective date for annual periods after December 2018. We plan to adopt ASU 2013-270 in fiscal 2020 and we are currently evaluating the impact to our condensed consolidated financial statements.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments (Topic 805)” (“ASU 2015-16”) which eliminates the requirement to restate prior period financial statements for measurement period adjustments. ASU 2015-16 requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. We are evaluating the impact of the adoption of ASU 2015-16 on its condensed consolidated financial statements.

Non-GAAP Financial Measures for Statement of Operations and Sharecount Information
Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in Commission Filings,” defines and prescribes the conditions for use of non-GAAP financial information. Our measures of non-GAAP net income, non-GAAP gross profit, non-GAAP operating profit, non-GAAP free cash flow, and non-GAAP earnings per share each meet the definition of a non-GAAP financial measure. We use the above non-GAAP financial measures to provide an additional view of operational performance by excluding expenses and benefits that are not directly related to performance in any particular period. In addition to our GAAP measures, we use these non-GAAP measures when planning, monitoring, and evaluating our performance. We believe that these non-GAAP measures reflect our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business, as they exclude certain expenses and benefits. These items are excluded because the decisions which gave rise to them are not made to increase revenue in a particular period, but are made for our long-term benefit over multiple periods and we are not able to change or affect these items in any particular period.
Non-GAAP net income
We define non-GAAP net income as our total net income excluding the components described below, which we believe are not reflective of our core, ongoing operating results. In each case, for the reasons set forth below, we believe that excluding the component provides useful information to investors and others in understanding and evaluating the impact of certain items to our operating results and future prospects in the same manner as we do, in comparing financial results across accounting periods and to those of peer companies and in better understanding the impact of these items on our gross margin and operating performance.

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

•
Amortization of Debt Discount. Under GAAP, certain convertible debt instruments that may be settled in cash (or other assets) on conversion are required to be separately accounted for as liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, for GAAP purposes we are required to recognize imputed interest expense on the Company’s $1.15 billion of convertible senior notes due 2018 that were issued in a private placement in March 2013. The imputed interest rate was approximately 2.53% for the convertible notes due 2018, while the actual coupon interest rate of the notes was 0.25%. The difference between the imputed interest expense and the coupon interest expense, net of the interest amount capitalized, is excluded from management’s assessment of the Company’s operating performance because management believes that this non-cash expense is not indicative of its core, ongoing operating performance. Management believes that the exclusion of the non-cash interest expense provides investors an enhanced view of the Company’s operational performance.

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

•
Gain on Sales of Land and Building Improvements. The Company views the non-operating gains associated with the sales of the land and building improvements at Mission Bay to be a discrete item. The difference between the cash proceeds received and the carrying value of the land and the building improvements as of the settlement date is recorded as a one-time gain on the statement of operations. Management believes that the exclusion of the gains provides investors an enhanced view of the Company’s operational performance.

•
Lease Termination Resulting from Purchase of Office Building. The Company views the non-cash, one-time gain associated with the termination of its lease at 50 Fremont to be a discrete item. Management believes that the exclusion of the gains provides investors an enhanced view of the Company’s operational performance.

•
Income Tax Effects and Adjustments. During fiscal 2015, the Company began to compute and utilize a fixed long-term projected non-GAAP tax rate in order to provide better consistency across the interim reporting periods by eliminating the effects of non-recurring and period-specific items such as changes in the tax valuation allowance and tax effects of acquisitions-related costs, since each of these can vary in size and frequency. When projecting this long-term rate, the company evaluated a three-year financial projection that excludes the direct impact of the following items: stock-based expenses, amortization of purchased intangibles, amortization of acquired leases, amortization of debt discount, gains/losses on the sales of land and building improvements, gains/losses on conversions of debt, and termination of office leases. The projected rate also assumes no new acquisitions in the three-year period, and takes into account other factors including the Company’s current tax structure, its existing tax positions in various jurisdictions and key legislation in major jurisdictions where the company operates. This long-term rate could be subject to change for a variety of reasons, such as significant changes in the geographic earnings mix including acquisition activity, or fundamental tax law changes in major jurisdictions where the company operates. The Company re-evaluates this long-term rate on an annual basis unless a significant event may materially affect it. As a result of the recent Tax Court opinion in Altera Corporation’s litigation with the IRS, the Company revised its fiscal 2016 non-GAAP tax rate from 36.5 percent to 35.5 percent during the quarter ended October 31, 2015 to account for the related tax impact. The year-to-date tax impact was fully recognized in the Company’s tax provision for the quarter ended October 31, 2015.

Additionally, as significant, unusual or discrete events occur, or as other events occur that are not related to the Company’s core, ongoing operating results, we may exclude the financial results of these events from non-GAAP net income in the period in which such events occur. For example, we could in the future recognize a significant gain or loss in connection with one or more of our strategic investments, which may not be viewed by management as reflective of our core, ongoing operating results. Similarly, the financial effects of significant facilities-related transactions may in the future be excluded from non-GAAP net income in the period in which such events may occur, if they are not viewed by management as reflective of our core, ongoing operating results.
Non-GAAP gross profit
We define non-GAAP gross profit as our total revenues less cost of revenues, as reported on our condensed consolidated statement of operations, excluding the portions of stock-based expenses and amortization of purchased intangibles that are included in cost of revenues.
Non-GAAP operating profit
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
We define non-GAAP earnings per share as our non-GAAP net income divided by basic or diluted shares outstanding.
Non-GAAP free cash flow
We define the non-GAAP measure free cash flow as GAAP net cash provided by operating activities, less capital expenditures. For this purpose, capital expenditures does not include our strategic investments, nor does it include any costs or activities related to our purchase of 50 Fremont land and building, and building in progress - leased facilities.
Limitations on the use of non-GAAP financial measures
A limitation of our non-GAAP financial measures of non-GAAP gross profit, non-GAAP operating profit, non-GAAP net income, non-GAAP earnings per share and non-GAAP free cash flow is that they do not have uniform definitions. Our definitions will likely differ from the definitions used by other companies, including peer companies, and therefore comparability may be limited. Thus, our non-GAAP measures of non-GAAP gross profit, non-GAAP operating profit, non-GAAP net income, non-GAAP earnings per share and non-GAAP free cash flow should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP. Additionally, in the case of stock-based expense, if we did not pay a portion of compensation in the form of stock-based expense, the cash salary expense included in costs of revenues and operating expenses would be higher which would affect our cash position.
We compensate for these limitations by reconciling our non-GAAP financial measures to the most comparable GAAP financial measure. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure, and to view our non-GAAP financial measures in conjunction with the most comparable GAAP financial measures.
Our reconciliation of the non-GAAP financial measures to the most comparable GAAP measures for the three and nine months ended October 31, 2015 are as follows (in thousands, except for share numbers):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Gross profit
GAAP gross profit	$1,288,284	$1,050,444	$3,646,949	$2,995,631
Plus:
Amortization of purchased intangibles	20,296	20,351	60,825	70,294
Stock-based expense	17,516	14,118	49,237	38,905
Non-GAAP gross profit	$1,326,096	$1,084,913	$3,757,011	$3,104,830

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Income from operations
GAAP income (loss) from operations	$43,434	$(22,042)	$94,363	$(110,817)
Plus:
Amortization of purchased intangibles	39,262	35,446	118,820	115,002
Stock-based expense	144,317	139,460	434,656	412,963
Less:
Operating lease termination resulting from purchase of 50 Fremont, net	0	0	(36,617)	0
Non-GAAP income from operations	$227,013	$152,864	$611,222	$417,148

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Net income
GAAP net loss	$(25,157)	$(38,924)	$(21,917)	$(196,923)
Plus:
Amortization of purchased intangibles	39,262	35,446	118,820	115,002
Amortization of acquired lease intangible	761	0	2,877	0
Stock-based expense	144,317	139,460	434,656	412,963
Amortization of debt discount, net	6,148	8,638	18,317	28,838
Loss on conversion of debt	0	1,339	0	10,229
Less:
Gain on sales of land and building improvements	(21,792)	(15,625)	(21,792)	(15,625)
Operating lease termination resulting from purchase of 50 Fremont, net	0	0	(36,617)	0
Income tax effects and adjustments	(3,016)	(36,729)	(117,223)	(105,678)
Non-GAAP net income	$140,523	$93,605	$377,121	$248,806

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Non-GAAP diluted earnings per share
GAAP diluted loss per share (a)	$(0.04)	$(0.06)	$(0.03)	$(0.32)
Plus:
Amortization of purchased intangibles	0.06	0.05	0.18	0.18
Amortization of acquired lease intangible	0.00	0.00	0.00	0.00
Stock-based expenses	0.21	0.21	0.65	0.63
Amortization of debt discount, net	0.01	0.01	0.03	0.04
Loss on conversion of debt	0.00	0.00	0.00	0.02
Less:
Gain on sales of land and building improvements	(0.03)	(0.02)	(0.03)	(0.02)
Operating lease termination resulting from purchase of 50 Fremont, net	0.00	0.00	(0.05)	0.00
Income tax effects and adjustments of Non-GAAP items	0.00	(0.05)	(0.19)	(0.15)
Non-GAAP diluted earnings per share	$0.21	$0.14	$0.56	$0.38
Shares used in computing diluted net income per share	677,730	658,538	672,336	652,276
a) Reported GAAP loss per share was calculated using the basic share count. Non-GAAP diluted earnings per share was calculated using the diluted share count.
Non-GAAP net income for the quarter ended October 31, 2015 was $140.5 million and $93.6 million for the same period a year ago, an increase of $46.9 million or 50 percent. During fiscal 2016 we remained focused on improving non-GAAP operating income and expect to remain similarly focused for the remaining three months of fiscal 2016.
The effects of dilutive securities were not included in the GAAP calculation of diluted earnings/loss per share for the three and nine months ended October 31, 2015 because we had a net loss for the period and the effect would have been anti-dilutive. The following table reflects the effect of the dilutive securities on the basic share count used in the GAAP earnings/loss per share calculation to derive the share count used for the non-GAAP diluted earnings per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
Supplemental Diluted Sharecount Information (in thousands):	2015	2014	2015	2014
Weighted-average shares outstanding for GAAP basic earnings per share	664,131	629,548	659,160	619,748
Effect of dilutive securities (1):
Convertible senior notes (2)	1,437	5,333	964	7,175
Warrants associated with the convertible senior note hedges (2)	0	12,857	0	12,714
Employee stock awards	12,162	10,800	12,212	12,639
Adjusted weighted-average shares outstanding and assumed conversions for Non-GAAP diluted earnings per share	677,730	658,538	672,336	652,276

(1)
The effects of these dilutive securities were not included in the GAAP calculation of diluted net loss per share for the three and nine months ended October 31, 2015 and 2014 because the effect would have been anti-dilutive.

(2)
Upon maturity in fiscal 2015, the convertible 0.75% senior notes and associated warrants were settled. The 0.25% senior notes were not convertible, however, there is a dilutive effect for shares outstanding for the three and nine months ended October 31, 2015 and 2014.

	Three Months Ended October 31,		Nine Months Ended October 31,
Free cash flow analysis	2015	2014	2015	2014
Operating cash flow
GAAP net cash provided by operating activities	$117,907	$122,511	$1,153,175	$841,491
Less:
Capital expenditures	(80,041)	(73,426)	(216,011)	(205,100)
Free cash flow	$37,866	$49,085	$937,164	$636,391

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
We primarily conduct our business in the following locations: the United States, Europe, Canada, Asia Pacific and Japan. The expanding global scope of our business exposes us to risk of fluctuations in foreign currency markets. This exposure is the result of selling in multiple currencies, growth in our international investments, including data center expansion, additional headcount in foreign countries, and operating in countries where the functional currency is the local currency. Specifically, our results of operations and cash flows are subject to fluctuations in the following currencies: the Euro, British Pound Sterling, Canadian Dollar, Australian Dollar and Japanese Yen against the United States Dollar. These exposures may change over time as business practices evolve and economic conditions change. Changes in foreign currency exchange rates could have an adverse impact on our financial results and cash flows. For example, revenue for the third quarter of fiscal 2016 was $1.71 billion, an increase of 24 percent year over year, and 27 percent in constant currency. Deferred revenue on the balance sheet as of October 31, 2015 was $2.85 billion, an increase of 28 percent year over year, and 30 percent in constant currency.
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
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $2.3 billion at October 31, 2015. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least BBB or better. The cash, cash equivalents and short-term marketable securities are held for general corporate purposes including possible acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase or decrease in interest rates of 100-basis points at October 31, 2015 could result in a $13.8 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.
At January 31, 2015, we had cash, cash equivalents and marketable securities totaling $1.9 billion. The fixed-income portfolio was also subject to interest rate risk. Changes in interest rates of 100-basis points would have resulted in market value changes of $13.5 million.
Market Risk and Market Interest Risk
In March 2013, we issued at par value $1.15 billion of 0.25% convertible senior notes (the “Notes”) due April 1, 2018. Holders of the Notes may convert the Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, we would pay the holder an amount of cash equal to the principal amounts of the Notes. The amounts in excess of the principal amounts, if any, may be paid in cash or stock at our option. Concurrent with the issuance of the Notes, we entered into separate note hedging transactions and the sale of warrants. These separate transactions were completed to reduce the potential economic dilution from the conversion of the Notes.
The Notes have a fixed annual interest rate of 0.25%, and therefore we do not have economic interest rate exposure on the Notes. However, the value of the Notes are exposed to interest rate risk. Generally, the fair values of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our 0.25% Notes is affected by our stock price. The principal balance of our Notes was $1.15 billion as of October 31, 2015. The total estimated fair value of our Notes at October 31, 2015 was $1.5 billion. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the third quarter of fiscal 2016, which was $129.84.
In October 2014, we entered into a credit agreement (the “Credit Agreement”) which provides for a $650.0 million unsecured revolving credit facility that matures in October 2019 (the “Credit Facility”). Borrowings under the Credit Facility bear interest, at our option, at either a base rate formula, as defined in the Credit Agreement, or a LIBOR based formula, each as set forth in the Credit Agreement. Additionally, we are obligated to pay an ongoing commitment fee at a rate between 0.125% and 0.25%. Interest and the commitment fees are payable in arrears quarterly. As of October 31, 2015 there was no outstanding borrowing amount under the Credit Agreement.
In February 2015, we assumed a $200.0 million loan with the acquisition of 50 Fremont (the “Loan”). The Loan bears an interest rate of 3.75% per annum and is due in June 2023. The Loan requires interest only payments with the remaining principal due at maturity. The Loan can be prepaid at any time subject to a yield maintenance fee. The agreement governing the Loan contains certain customary affirmative and negative covenants that we were in compliance with as of October 31, 2015.
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
We have an investment portfolio that includes strategic investments in public and privately held companies, which range from early-stage companies to more mature companies with established revenue streams and business models. Our investments in privately held companies are primarily in preferred stock of the respective investees and therefore provide us with liquidation preferences in the event there are certain liquidation events. When our ownership interests are less than 20 percent and we do not have the ability to exert significant influence, we account for investments in non-marketable debt and equity securities of the privately held companies using the cost method of accounting. Otherwise, we account for the investments using the equity method of accounting.

Our portfolio consists of investments in over 140 privately held companies, primarily comprised of independent software vendors and system integrators. We invest in early-to-late stage enterprise cloud companies for strategic reasons and to support key business initiatives to grow our ecosystem of partners and accelerate the adoption of cloud technologies. We invest in both domestic and international companies and currently hold investments in all of our regions: the Americas, Europe, and Asia Pacific. Our investments in these companies range from $0.2 million to over $70.0 million, with 13 investments individually equal to or in excess of $10 million. As of October 31, 2015 and January 31, 2015 the carrying value of our investments in privately held companies was $470.8 million and $158.0 million, respectively. The estimated fair value of our investments in privately held companies was $654.0 million and $280.0 million as of October 31, 2015 and January 31, 2015, respectively. The financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation to the cost of our initial investment. If we determine that any of our investments in such companies have experienced a decline in fair value, we may be required to record an impairment that is other than temporary, which could be material. We have in the past written off the full value of specific investments. Similar situations could occur in the future and negatively impact our financial results. All of our investments are subject to a risk of total loss of investment capital.

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

In July 2015, we and certain of our current and former directors were named as defendants in a purported shareholder derivative action in the Superior Court for the State of California, County of San Francisco. The plaintiff filed an amended version of this derivative complaint in November 2015. The derivative complaint alleges that excessive compensation was paid to such directors for their service. The derivative complaint includes allegations of breach of fiduciary duty and unjust enrichment and seeks restitution and disgorgement of a portion of the directors' compensation, as well as reform of a Company equity plan. Because the complaint is derivative in nature, it does not seek monetary damages from us.

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
As part of our current disaster recovery arrangements, our production environment and all of our customers’ data is currently replicated in near real-time in a facility located in the United States. Companies and products added through acquisition may be served through alternate facilities. We do not control the operation of any of these facilities, and they may be vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct, as well as local administrative actions, changes to legal or permitting requirements and litigation to stop, limit or delay operation. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our services. Even with disaster recovery arrangements, our services could be interrupted.
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
Regulation related to the provision of services on the Internet is increasing, as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information. In some cases, foreign data privacy laws and regulations, such as the European Union’s Data Protection Directive, and the country-specific laws and regulations that implement that directive, also govern the processing of personal information. Further, laws are increasingly aimed at the use of personal information for marketing purposes, such as the European Union’s e-Privacy Directive, and the country-specific regulations that implement that directive. Such laws and regulations are subject to new and differing interpretations and may be inconsistent among jurisdictions.  These and other requirements could reduce demand for our services or restrict our ability to store and process data or, in some cases, impact our ability to offer our services in certain locations or our customers' ability to deploy our solutions globally. For example, the European Court of Justice recently invalidated the U.S.-EU Safe Harbor framework that had been in place since 2000, which allowed companies to meet certain European legal requirements for the transfer of personal data from the European Economic Area to the United States. While other adequate legal mechanisms to lawfully transfer such data remain, the invalidation of the U.S.-EU Safe Harbor framework may result in different European data protection regulators applying differing standards for the transfer of personal data, which could result in increased regulation, cost of compliance and limitations on data transfer for Salesforce and its customers. The costs of compliance with and other burdens imposed by laws, regulations and standards may limit the use and adoption of our services, reduce overall demand for our services, lead to significant fines, penalties or liabilities for noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business.
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

•	changes in foreign currency exchange rates;

•	the number of new employees;

•	changes in our pricing policies and terms of contracts, whether initiated by us or as a result of competition;

•	the cost, timing and management effort for the introduction of new features to our services;

•	the costs associated with acquiring new businesses and technologies and the follow-on costs of integration and consolidating the results of acquired businesses;

•	the rate of expansion and productivity of our sales force;

•	the length of the sales cycle for our services;

•	new product and service introductions by our competitors;

•	our success in selling our services to large enterprises;

•	evolving regulations of cloud computing and cross-border data transfer restrictions and similar regulations;

•	variations in the revenue mix of editions of our services;

•	technical difficulties or interruptions in our services;

•	expenses related to our real estate, our office leases and our data center capacity and expansion;

•	changes in interest rates and our mix of investments, which would impact the return on our investments in cash and marketable securities;

•	conditions, particularly sudden changes, in the financial markets, which have impacted and may continue to impact the value of and liquidity of our investment portfolio;

•	income tax effects;

•	our ability to realize benefits from strategic partnerships, acquisition or investments;

•	other than temporary impairments in the value of our strategic investments in early-to-late stage privately held companies, which could be material in a particular quarter;

•	expenses related to significant, unusual or discrete events, which are recorded in the period in which the events occur;

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
We derive substantially all of our revenue from subscriptions to our CRM enterprise cloud computing application services, and we expect this will continue for the foreseeable future. The markets for our Analytics, Communities and Internet of Things Clouds remain relatively new and it is uncertain whether our efforts will ever result in significant revenue for us. Further, the introduction of new services beyond the CRM market may not be successful, and early stage interest and adoption of such new services may not result in long term success or significant revenue for us. Our efforts to expand our services beyond the CRM market may not succeed and may reduce our revenue growth rate.
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

•
compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy, anti-corruption, import/export, antitrust, data transfer, storage and protection, and industry-specific laws and regulations, including rules related to compliance by our third-party resellers;

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
We are involved in various legal matters arising from the normal course of business activities. These may include claims, suits, government investigations and other proceedings involving alleged infringement of third-party patents and other intellectual property rights, commercial, corporate and securities, labor and employment, class actions, wage and hour, and other matters.
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

•	variations in, and limitations of, the various financial and other metrics and modeling used by analysts in their research and reports about our business;

•	forward-looking guidance to industry and financial analysts related to future revenue and earnings per share;

•	changes in the estimates of our operating results or changes in recommendations by securities analysts that elect to follow our common stock;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	announcements by us or by our competitors of mergers or other strategic acquisitions, or rumors of such transactions involving us or our competitors;

•	announcements of customer additions and customer cancellations or delays in customer purchases;

•	recruitment or departure of key personnel;

•	disruptions in our service due to computer hardware, software, network or data center problems;

•	the economy as a whole, market conditions in our industry and the industries of our customers;

•	trading activity by a limited number of stockholders who together beneficially own a significant portion of our outstanding common stock;

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On September 14, 2015, the Company issued 92,859 shares of Company common stock in connection with the acquisition of a professional services and consulting company, in a private transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) under Securities Act.
The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the third quarter of fiscal 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 1 to 31, 2015	0	$0	0	0
September 1 to 30, 2015	0	$0	0	0
October 1 to 31, 2015	9,351	$5.00	0	0
Total	9,351	$5.00	0
____________________

(1) All of the shares purchased in October 2015 were repurchased from former employees of RelateIQ, Inc. (“RelateIQ”) upon their termination of employment with the Company. The shares were originally acquired by the employees upon early exercise of RelateIQ stock options and were held subject to a right of repurchase in favor of the issuer until the satisfaction of certain vesting requirements. The RelateIQ shares resulting from these early exercises were converted into shares of Company common stock upon the Company’s acquisition of RelateIQ in August 2014 and were held subject to a right of repurchase in favor of the Company until the satisfaction of certain vesting requirements.
(2) The price paid per share was the original option exercise price per share paid by the former RelateIQ employees upon early exercise, as adjusted pursuant to the terms of the agreement by which the Company acquired RelateIQ.

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

Dated: November 20, 2015
salesforce.com, inc.

	By:	/S/ MARK J. HAWKINS
Mark J. Hawkins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: November 20, 2015
salesforce.com, inc.

	By:	/S/ JOE ALLANSON
Joe Allanson
Executive Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

Index to Exhibits

Exhibit No.	Exhibit Description	Provided Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of salesforce.com, inc.		8-K	001-32224	3.1	06/11/2013
3.2	Amended and Restated Bylaws of salesforce.com, inc.		8-K	001-32224	3.2	06/11/2013
10.1	Amendment to Reseller Agreement, dated October 13, 2015, between salesforce.com, inc. and Salesforce.org	X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document