Form 10-K
period 2016-01-31
SALESFORCE COM INC
filed 2016-03-07
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Based on the closing price of the Registrant’s Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was July 31, 2015, the aggregate market value of its shares (based on a closing price of $73.30 per share) held by non-affiliates was approximately $32.9 billion. Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that owned 5 percent or more of the Registrant’s outstanding Common Stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of January 31, 2016, there were approximately 670.9 million shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2016 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended January 31, 2016, are incorporated by reference in Parts II and III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

salesforce.com, inc.

FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “assumes,” “may,” “should,” “could,” “foresees,” “forecasts,” “predicts,” variations of such words and similar expressions are intended to identify such forward-looking statements, which may consist of, among other things, trend analyses and statements regarding future events, future financial performance, anticipated growth and industry prospects. These forward-looking statements are based on current expectations, estimates and forecasts, as well as the beliefs and assumptions of our management, and are subject to risks and uncertainties that are difficult to predict, including the effect of general economic and market conditions; the impact of foreign currency exchange rate and interest rate fluctuations on our results; our business strategy and our plan to build our business, including our strategy to be the leading provider of enterprise cloud computing applications and platforms; our service performance and security; the expenses associated with new data centers and third party infrastructure providers; additional data center capacity; real estate and office facilities space; our operating results; new services and product features; our strategy of acquiring or making investments in complementary businesses, joint ventures, services, technologies and intellectual property rights; our ability to successfully integrate acquired businesses and technologies; our ability to continue to grow and maintain deferred revenue and unbilled deferred revenue; our ability to protect our intellectual property rights; our ability to develop our brands; our ability to realize the benefits from strategic partnerships and investments; our reliance on third- party hardware, software and platform providers; the effect of evolving government regulations; the valuation of our deferred tax assets; the potential availability of additional tax assets in the future; the impact of expensing stock options and other equity awards; the sufficiency of our capital resources; factors related to our outstanding convertible notes, revolving credit facility and loan associated with 50 Fremont; compliance with our debt covenants and capital lease obligations; and current and potential litigation involving us. These and other risks and uncertainties may cause our actual results to differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below under “Risk Factors” and elsewhere in this report for additional detail regarding factors that may cause actual results to be different than those expressed in our forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

ITEM 1. BUSINESS
Overview
Salesforce is a leading provider of enterprise cloud computing solutions, with a focus on customer relationship management, or CRM. We introduced our first CRM solution in February 2000, and we have since expanded our service offerings with new editions, solutions, features and platform capabilities.
Our mission is to help our customers transform themselves into customer-centric companies by empowering them to connect with their customers in entirely new ways. Our Customer Success Platform, including sales force automation, customer service and support, marketing automation, community management, analytics, application development, Internet of Things integration and our professional cloud services, provide the next-generation platform of enterprise applications, or apps, and services to enable customer success.
Our service offerings are intuitive and easy-to-use, can be deployed rapidly, customized easily and integrated with other platforms and enterprise apps. We deliver our solutions as a service via all the major Internet browsers and on leading mobile devices. We sell to businesses of all sizes and in almost every industry worldwide on a subscription basis, primarily through our direct sales efforts and also indirectly through partners. Through our platform and other developer tools, we also encourage third parties to develop additional functionality and new apps that run on our platform, which are sold separately from, or in conjunction with, our services.
We were incorporated in Delaware in February 1999. Our principal executive offices are located in San Francisco, California, and our principal website address is www.salesforce.com. Our office address is The Landmark @ One Market, Suite 300, San Francisco, California 94105.
The Age of the Customer
We believe that the convergence of cloud, social, mobile, data science and Internet of Things technologies is fundamentally transforming how companies sell, service, market and innovate to connect with their customers.

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
Social networking has transformed the way people engage and collaborate and is accelerating the adoption of technologies that connect people, products and brands. In addition, the proliferation of mobile phones worldwide continues, and enterprise mobile apps are making it possible for people to conduct business from their phones anytime and anywhere.
Progress in data science and machine learning is moving companies beyond just automating business processes to more data-driven, predictive computing solutions. As more people and devices become connected via the Internet of Things, mobile devices and apps, companies are unlocking insights and turning data into meaningful actions to help them to proactively engage one-to-one with customers in real time.
By bringing together the power of cloud, social, mobile, data science and Internet of Things technologies in our Customer Success Platform, we believe Salesforce is at the forefront of enabling companies to digitally transform into customer-centric companies.
Our Cloud Service Offerings
We provide enterprise cloud computing solutions that include apps and platform services, as well as professional services to facilitate the adoption of our solutions. Our service offerings empower companies to grow sales faster; deliver customer service on multiple devices and channels; enable marketers to create one-to-one customer journeys; build branded communities for customers, partners and employees; deliver analytics for every business user; turn data generated by the Internet of Things, or IoT, into meaningful actions; and develop modern mobile and desktop apps quickly and easily.
Our service offerings are as follows:
Sales Cloud. The Sales Cloud enables companies to store data, monitor leads and progress, forecast opportunities, gain insights through relationship intelligence and collaborate around any sale on desktop and mobile devices. Our customers use the Sales Cloud to grow their sales pipelines, improve sales productivity, simplify complex business processes and close more deals. The Sales Cloud also offers solutions for partner relationship management (including channel management and partner communities) and complete, accurate customer and contact information.
Service Cloud. The Service Cloud enables companies to deliver smarter, faster and more personalized customer service and support. Our customers use the Service Cloud to connect their service agents with customers at any time and anywhere, on popular devices and across multiple channels — phone, email, chat, self-service web portals, social networks, online communities and directly within their own products and mobile apps.
Marketing Cloud. The Marketing Cloud enables companies to plan, personalize and optimize one-to-one customer interactions. Our customers use the Marketing Cloud to map customer journeys to digital marketing interactions across email, mobile, social, web and connected products. With the Marketing Cloud, customer data can also be integrated with the Sales Cloud and Service Cloud in the form of leads, contacts and customer service cases to give companies a complete view of their customers.
Community Cloud. The Community Cloud enables companies to engage directly with groups of people by giving them access to relevant information, apps and experts, creating trusted, branded destinations for customers, partners and employees to collaborate.
Analytics Cloud. The Analytics Cloud is an app for business intelligence powered by our Wave platform. It enables companies to quickly deploy sales, service, marketing and custom analytics apps using any data source. Our customers use the Analytics Cloud to enable any employee to quickly and easily explore business data, uncover new insights, make smarter decisions and take action from anywhere on popular mobile devices.
IoT Cloud. The IoT Cloud, which we announced in September 2015, connects billions of events from devices, sensors, apps and more from the Internet of Things to Salesforce — enabling companies to take action in a connected world. Our customers use the IoT Cloud to process massive quantities of data, build smarter, more personalized actions and engage proactively with customers in real time. We are currently piloting this new offering with several enterprises.
App Cloud. The App Cloud is an app development platform that includes Force, Heroku, Enterprise and Lightning — along with shared identity, data and network services to empower companies to deliver connected apps for any business need. In addition, the App Cloud's platform services include Trailhead, an interactive learning environment for all Salesforce developers, and the AppExchange, Salesforce's enterprise app marketplace. The App Cloud empowers companies with everything they need to build apps quickly, in any language, for any device, and manage them in a single enterprise cloud environment.
Professional Cloud Services
We offer professional cloud services including consulting, deployment, training, user-centric design and integration to our customers to facilitate faster adoption of our cloud solutions and enable customer success. We also offer architects and innovation program teams that act as advisors to plan and execute digital transformations for our customers, mission critical support, cloud specialists and admin and configuration services that allow our customers to make the best use of our technology.
We offer several education service offerings to our customers and partners, ranging from introductory online courses to advanced architecture certifications. With the Trailhead learning platform, our customers and partners have free online access to courses that address topics such as using and administering our services and developing on our platform. For more advanced education, we offer instructor-led and online courses to certify our customers and partners on architecting, administering, deploying and developing our services. In addition, there is a selection of online educational classes available at no charge to customers that subscribe to our customer service plans.
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
Rapid deployment and lower total cost of ownership. Our services can be deployed rapidly since our customers do not have to spend time procuring, installing or maintaining the servers, storage, networking equipment, security products or other hardware and software. We enable customers to achieve up-front savings relative to the traditional enterprise software model. Customers benefit from the predictability of their future costs since they generally pay for the service on a per subscriber basis for the term of the subscription contract.
Ease of integration and configuration. IT professionals are able to integrate and configure our solutions with existing applications quickly and seamlessly. We provide a set of application programming interfaces (“APIs”) that enable customers and independent software developers to both integrate our solution with existing third-party, custom and legacy apps and write their own application services that integrate with our solutions. For example, many of our customers use our App Cloud API to move customer-related data from custom-developed and packaged applications into our service on a periodic basis to provide greater visibility into their activities.
High levels of user adoption. We have designed our solutions to be intuitive and easy to use. Our solutions contain many tools and features recognizable to users of popular consumer web services, so users have a more familiar user experience than typical enterprise applications. As a result, our users can often use and gain benefit from our solutions with minimal training. We have also designed our solutions to be used on popular mobile devices, making it possible for people to conduct business from their phones.
Rapid development of apps and increased innovation. Our customers and third-party developers can create apps rapidly because of the ease of use and the benefits of a multi-tenant platform. We provide the capability for business users to easily customize our applications to suit their specific needs, and also support a variety of programming languages so developers can code complex apps spanning multiple business processes and deliver them via multiple mobile devices. By providing infrastructure and development environments on demand, we provide developers the opportunity to create new and innovative apps without having to invest in hardware. Developers with ideas for a new app can create, test and support their solutions on the App Cloud and make the app accessible for a subscription fee to customers.
Continuous innovation. We release hundreds of new features to all of our customers three times a year. Our metadata-driven, multitenant cloud runs on a single code base, which enables every customer to run their business on the latest release without disruption. Because we deploy all upgrades on our servers, new features and functionality automatically become part of our service on the upgrade release date and therefore benefit all of our customers immediately.

Positive environmental impact. Our multi-tenant cloud platform makes it possible to use a remarkably small number of servers as efficiently as possible. When organizations move business applications to Salesforce, they can significantly reduce their energy use and carbon footprints compared to traditional on-premises solutions.
Our Strategy
Our objective is to deliver solutions that transform how companies sell, service, market and innovate to connect with their customers in a whole new way. Not only do we provide enterprise cloud apps, we also provide an enterprise cloud computing platform upon which our customers and partners build and customize their own apps.
Key elements of our strategy include:
Strengthening our market-leading solutions. We offer multiple editions of our solutions at different price points to meet the needs of customers of different sizes and we have designed our solutions to easily accommodate new features and functionality. We intend to continue to extend all editions of our solutions with new features, functions and increased security through our own development, acquisitions and partnerships. We also provide solutions for certain vertical industries.
Expanding strategic relationships with customers. We see significant opportunity to deepen our relationships with our existing customers. As our customers realize the benefits of our services, we aim to upgrade the customer to premium editions and sell more subscriptions by targeting additional functional areas and business units, ultimately becoming our customers' trusted advisors, inspiring enterprise-wide transformation and accelerating strategic engagements, including through direct engagement with the highest levels of our customers' executive management.
Extending distribution into new and high-growth product categories. As part of our growth strategy, we are delivering innovative solutions in new categories, including analytics, communities and the Internet of Things. We drive innovation both organically and through acquisitions, such as our February 2016 acquisition of a company that has a next generation quote-to-cash solution delivered 100 percent natively on our platform.
Expanding our world-class sales organization. We believe that our offerings provide significant value for businesses of any size. We will continue to pursue businesses of all sizes in top industries and major regions, primarily through our direct sales force. We have steadily increased and plan to continue to increase the number of direct sales professionals we employ, and we intend to develop additional distribution channels for our service.
Reducing customer attrition. Our goal is to have all of our customers renew their subscriptions prior to the end of their contractual terms. We run customer success and other related programs in an effort to secure renewals of existing customers.
Building our business in top software markets globally, which includes building partnerships that help add customers. We believe that there is a substantial market opportunity for our solutions globally. We plan to continue to aggressively market and sell to customers worldwide via local sales and support professionals with deep expertise in target industries and through partnerships with other enterprise software vendors, ISVs and system integrators. Additionally, we plan to increase the capacity that we are able to offer globally through data centers and third party infrastructure providers.
Encouraging the development of third-party applications on our cloud computing platforms. The App Cloud enables existing customers, ISVs and third-party developers to create and deliver cloud-based apps. It is a platform on which apps can be created, tested, published and run. In addition, these apps can be marketed and sold on the AppExchange, our online marketplace for business apps, or sold directly by software vendors. We believe our ecosystem of developers and software vendors will address the business requirements of both current and future customers.
Technology, Development and Operations
We deliver our Salesforce solutions as highly scalable, cloud computing application and platform services on a multi-tenant technology architecture.
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
Our efforts are focused on improving and enhancing the features, functionality, performance, availability and security of our existing service offerings as well as developing new features, functionality and services. From time to time, we supplement our internal research and development activities with outside development resources and acquired technology. As part of our business strategy, we periodically acquire companies or technologies, and we incorporate the acquired technologies into our solutions. Performance, functional depth, security and the usability of our solutions influence our technology decisions and product direction.
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
Customers
We sell to businesses of all sizes and in almost every industry worldwide. The number of paying subscriptions at each of our customers ranges from one to hundreds of thousands. None of our customers accounted for more than five percent of our revenues in fiscal 2016, 2015 or 2014.
Digital Transactions
Our digital transaction volume, representing transactions processed through our solutions and platform, excluding Marketing Cloud and one of our platform service offerings, Heroku, was 976 billion for fiscal 2016, an increase of 67 percent as compared to fiscal 2015. A transaction is a retrieval or update within the Salesforce database, which can be a page load, an information query or an API call, among other things.
Our transaction metrics are used to illustrate the growing usage of our service by our customers and to highlight the scalability of our service. We do not believe such transaction metrics are key performance indicators of our financial condition. Specifically, there is no direct correlation between the transaction activity and our financial results, such as our revenue or expense growth and changes in our operating cash flow balances and deferred revenue balances. Additionally, such transaction activity cannot be relied upon as an indicator of future financial performance.

Sales, Marketing and Customer Support
We organize our sales and marketing programs by geographic regions, including the Americas, Europe and Asia Pacific, which includes Japan. The majority of our revenue from the Americas is attributable to customers in the United States. Approximately 26 percent of our revenue comes from customers outside of the Americas.
Strategic Investments
Since 2009, we have been investing in early-to-late stage technology and professional cloud service companies across the globe to support our key business initiatives, which include, among other things, extending the capabilities of our platform and CRM offerings, increasing the ecosystem of enterprise cloud companies and partners, accelerating the adoption of cloud technologies and creating the next-generation of mobile applications and connected products. Our minority investments in over 150 companies as of January 31, 2016 also help us stay connected with the pace of innovation that is currently occurring within the technology industry. In some cases, we have acquired companies in which we have previously invested.
Because of the inherent risk in investing in early-to-late stage technology companies, our individual investments are subject to a risk of partial or total loss of investment capital.
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
Customer Service and Support
Our global customer support group responds to both business and technical inquiries about the use of our products via the web, telephone, email, social networks and other channels. We provide standard customer support during regular business hours at no charge to customers who purchase any of our paying subscription editions. We also offer premier customer support that is either included in a premium offering or sold for an additional fee, which can include services such as priority access to technical resources, developer support, and system administration. In addition, we offer a mission critical support add-on that is designed to provide customers with responses for incidents from a dedicated team knowledgeable about the customer's specific enterprise architecture, and which offers instruction to optimize their usage of our products.
Seasonality
Our fourth quarter has historically been our strongest quarter for new business and renewals, and our first quarter is our largest collections and operating cash flow quarter. For a more detailed discussion, see the “Seasonal Nature of Deferred Revenue and Accounts Receivable” discussion in Management’s Discussion and Analysis.
Competition
The market for our service offerings is highly competitive, rapidly evolving and fragmented, and subject to changing technology and frequent introductions of new products and services. Many prospective customers have invested substantial personnel and financial resources to implement and integrate their current enterprise software into their businesses and therefore may be reluctant or unwilling to migrate away from their current solution to an enterprise cloud computing application service. Additionally, third-party developers may be reluctant to build application services on our platform since they have invested in other competing technology platforms.
We compete primarily with generalized platforms and vendors of packaged business software, as well as companies offering enterprise apps, including CRM, collaboration and business intelligence software. We also compete with internally developed apps. We may encounter competition from established enterprise software vendors, as well as start-up and midsized companies focused on disruption, who may develop toolsets and products that allow customers to build new apps that run on the customers’ current infrastructure or as hosted services. Our current principal competitors include:

•	On-premises offerings from enterprise software application vendors;

•	Cloud computing application service providers;

•	Software companies that provide their product or service free of charge, and only charge a premium for advanced features and functionality;

•	Social media companies;

•	Traditional platform development environment companies;

•	Cloud computing development platform companies;

•	Internally developed applications (by our potential customers’ information technology (“IT”) departments); and

•	Internet of Things platforms from large companies that have existing relationships with hardware and software companies.
We believe that as traditional enterprise software application and platform vendors shift more of their focus to cloud computing, they may become a greater competitive threat.
Intellectual Property
We rely on a combination of trademark, copyright, trade secret and patent laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brands and maintain programs to protect and grow our rights. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, services, documentation and other proprietary information. We believe the duration of our patents is adequate relative to the expected lives of our service offerings. We also purchase or license technology that we incorporate into our products or services. At times, we make select intellectual property broadly available at no or low cost to achieve a strategic objective, such as promoting industry standards, advancing interoperability, fostering open source software or attracting and enabling our external development community. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products and business methods, we believe, based upon past experience and industry practice, such licenses generally could be obtained on commercially reasonable terms. We believe our continuing research and product development are not materially dependent on any single license or other agreement with a third party relating to the development of our products.
Employees
As of January 31, 2016, we had more than 19,000 employees. None of our employees in the United States is represented by a labor union, however, for certain foreign subsidiaries, workers’ councils represent our employees.

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
Because our services are complex and incorporate a variety of hardware and proprietary and third-party software, our services may have errors or defects that could result in unanticipated downtime for our subscribers and harm to our reputation and our business. Cloud services frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in, and experienced disruptions to, our services and new defects or disruptions may occur in the future. In addition, our customers may use our services in unanticipated ways that may cause a disruption in services for other customers attempting to access their data. As we acquire companies, we may encounter difficulty in incorporating the acquired technologies into our services and maintaining the quality standards that are consistent with our brand and reputation. Since our customers use our services for important aspects of their business, any errors, defects, disruptions in service or other performance problems could hurt our reputation and may damage our customers’ businesses. As a result, customers could elect to not renew our services or delay or withhold payment to us. We could also lose future sales or customers may make warranty or other claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation.
Interruptions or delays in services from our third-party data center hosting facilities or cloud computing platform providers could impair the delivery of our services and harm our business.
We currently serve our customers from third-party data center hosting facilities and cloud computing platform providers located in the United States and other countries. Any damage to, or failure of, our systems generally could result in interruptions in our services. We have from time to time experienced interruptions in our services and such interruptions may occur in the future. Interruptions in our services may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our attrition rates and our ability to attract new customers, all of which would reduce our revenue. Our business would also be harmed if our customers and potential customers believe our services are unreliable.

As part of our current disaster recovery and business continuity arrangements, our production environment and all of our customers’ data are currently replicated in near real-time in a separate facility located elsewhere. Companies and products added through acquisition may be served through alternate facilities. We do not control the operation of any of these facilities, and they may be vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct, as well as local administrative actions, changes to legal or permitting requirements and litigation to stop, limit or delay operation. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our services. Even with disaster recovery and business continuity arrangements, our services could be interrupted.

When we add data centers and add capacity, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our services, which may damage our business.
Privacy concerns and laws, evolving regulation of cloud computing, cross-border data transfer restrictions and other domestic or foreign regulations may limit the use and adoption of our services and adversely affect our business.
Regulation related to the provision of services on the Internet is increasing, as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information. In some cases, foreign data privacy laws and regulations, such as the European Union’s Data Protection Directive, and the country-specific laws and regulations that implement that directive, also govern the processing of personal information. Further, laws are increasingly aimed at the use of personal information for marketing purposes, such as the European Union’s e-Privacy Directive, and the country-specific regulations that implement that directive. Such laws and regulations are subject to new and differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our services or restrict our ability to store and process data or, in some cases, impact our ability to offer our services in certain locations or our customers' ability to deploy our solutions globally. For example, in October 2015, the European Court of Justice invalidated the U.S.-EU Safe Harbor framework that had been in place since 2000, which allowed companies to meet certain European legal requirements for the transfer of personal data from the European Economic Area to the United States. While other adequate legal mechanisms to lawfully transfer such data remain, the invalidation of the U.S.-EU Safe Harbor framework may result in different European data protection regulators applying differing standards for the transfer of personal data, which could result in increased regulation, cost of compliance and limitations on data transfer for Salesforce and its customers. The costs of compliance with and other burdens imposed by laws, regulations and standards may limit the use and adoption of our services, reduce overall demand for our services, lead to significant fines, penalties or liabilities for noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business.
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
The market for enterprise applications and platform services is highly competitive, rapidly evolving and fragmented, and subject to changing technology, shifting customer needs and frequent introductions of new products and services. We compete primarily with generalized platforms and vendors of packaged business software, as well as companies offering enterprise apps, including CRM, collaboration and business intelligence software. We also compete with internally developed apps and face competition from enterprise software vendors and online service providers who may develop toolsets and products that allow customers to build new applications that run on the customers’ current infrastructure or as hosted services. Our current competitors include:

•	on premise offerings from enterprise software application vendors;

•	cloud computing application service providers;

•	software companies that provide their product or service free of charge, and only charge a premium for advanced features and functionality;

•	social media companies;

•	traditional platform development environment companies;

•	cloud computing development platform companies;

•	internally developed applications (by our potential customers' IT departments); and

•	Internet of Things platforms from large companies that have existing relationships with hardware and software companies.
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
We invest in early-to-late stage companies for strategic reasons and to support key business initiatives, and may not realize a return on our strategic investments. Many such companies generate net losses and the market for their products, services or technologies may be slow to develop, and, therefore, are dependent on the availability of later rounds of financing from banks or investors on favorable terms to continue their operations. The financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation to the cost of our initial investment. The capital markets for public offerings and acquisitions are dynamic and the likelihood of liquidity events for the companies we have invested in could significantly worsen. Further, valuations of privately-held companies are inherently complex due to the lack of readily available market data. If we determine that any of our investments in such companies have experienced a decline in value, we may be required to record an other than temporary impairment, which could be material. We have in the past written off the full value of specific investments. Similar situations could occur in the future and negatively impact our financial results. All of our investments are subject to a risk of a partial or total loss of investment capital.

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
Our quarterly results are likely to fluctuate. For example, our fiscal fourth quarter has historically been our strongest quarter for new business and renewals. The year-over-year compounding effect of this seasonality in billing patterns and overall new business and renewal activity causes the value of invoices that we generate in the fourth quarter to continually increase in proportion to our billings in the other three quarters of our fiscal year. As a result, our fiscal first quarter is our largest collections and operating cash flow quarter.
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

•	timing of additional investments in our enterprise cloud computing application and platform services and in our consulting services;

•	regulatory compliance costs;

•	changes in payment terms and the timing of customer payments and payment defaults by customers;

•	extraordinary expenses such as litigation or other dispute-related settlement payments;

•	the impact of new accounting pronouncements;

•	equity issuances, including as consideration in acquisitions or due to the conversion of our outstanding convertible notes at the election of the note holders;

•	the timing of stock awards to employees and the related adverse financial statement impact of having to expense those stock awards on a straight-line basis over their vesting schedules;

•	the timing of commission, bonus, and other compensation payments to employees; and

•	the timing of payroll and other withholding tax expenses, which are triggered by the payment of bonuses and when employees exercise their vested stock awards.
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
We derive substantially all of our revenue from subscriptions to our CRM enterprise cloud computing application services, and we expect this will continue for the foreseeable future. The markets for our Analytics, Communities and Internet of Things Clouds remain relatively new and it is uncertain whether our efforts will ever result in significant revenue for us. Further, the introduction of significant platform changes and upgrades, including our conversion to our new Lightning platform, and introduction of new services beyond the CRM market, may not be successful, and early stage interest and adoption of such new services may not result in long term success or significant revenue for us. Our efforts to expand our services beyond the CRM market may not succeed and may reduce our revenue growth rate.
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
Additionally, if we fail to anticipate or identify significant Internet-related and other technology trends and developments early enough, or if we do not devote appropriate resources to adapting to such trends and developments, our business could be harmed.
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
As we target more of our sales efforts at larger enterprise customers, including governmental entities, we may face greater costs, longer sales cycles, greater competition and less predictability in completing some of our sales. In this market segment, the customer’s decision to use our services may be an enterprise-wide decision and, if so, these types of sales would require us to provide greater levels of education regarding the use and benefits of our services, as well as education regarding privacy and data protection laws and regulations to prospective customers with international operations. In addition, larger customers and governmental entities may demand more customization, integration services and features. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to individual customers, driving up costs and time required to complete sales and diverting our own sales and professional services resources to a smaller number of larger transactions, while potentially requiring us to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met.
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
We believe that the brand identities we have developed have significantly contributed to the success of our business. Maintaining and enhancing the Salesforce brand and our other brands are critical to expanding our base of customers, partners and employees. Our brand strength will depend largely on our ability to remain a technology leader and continue to provide high-quality innovative products, services, and features. In order to maintain and enhance our brands, we may be required to make substantial investments that may later prove to be unsuccessful. In addition, positions the Company takes on social issues may be unpopular with some customers or potential customers, which may impact our ability to attract or retain such customers. If we fail to maintain and enhance our brands, or if we incur excessive expenses in our efforts to do so, our business, operating results and financial condition may be materially and adversely affected.
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
In addition, we believe in the importance of our corporate culture, or Aloha spirit, which fosters dialogue, collaboration, recognition and a sense of family. As our organization grows, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. This could negatively impact our future success.
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
Unanticipated changes in our effective tax rate and additional tax liabilities may impact our financial results.
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

Our tax provision could also be impacted by changes in U.S federal and state or international tax laws applicable to corporate multinationals such as the legislation recently enacted in the United Kingdom and Australia, other fundamental law changes currently being considered by many countries and changes in taxing jurisdictions' administrative interpretations, decisions, policies and positions. Additionally, the Organisation for Economic Co-Operation and Development recently released final guidance covering various topics, including transfer pricing, country-by-country reporting and definitional changes to permanent establishment which could ultimately impact our tax liabilities.
We may also be subject to additional tax liabilities due to changes in non-income taxes resulting from changes in federal, state or international tax laws, changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions, results of tax examinations, settlements or judicial decisions, changes in accounting principles, changes to the business operations, including acquisitions, as well as the evaluation of new information that results in a change to a tax position taken in a prior period.
Our debt service obligations and operating lease commitments may adversely affect our financial condition and cash flows from operations.
We have a high level of debt, including the 0.25% convertible senior notes we issued in March 2013 (the “0.25% Senior Notes”) due April 1, 2018, the loan we assumed when we purchased 50 Fremont, and capital lease arrangements. Additionally, we have significant contractual commitments in operating lease arrangements, which are not reflected on our consolidated balance sheets. In addition, we have a financing obligation for a leased facility of which we are deemed the owner for accounting purposes. Finally, we have a revolving credit facility under which we can draw down up to $650.0 million. As of January 31, 2016, we had no outstanding borrowings under this credit facility. Our maintenance of this indebtedness and any additional issuance of indebtedness could:

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

Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulations. Further, our operations may not generate sufficient cash to enable us to service our debt or contractual obligations resulting from our leases. If we fail to make a payment on our debt, we could be in default on such debt. If we are at any time unable to generate sufficient cash flows from operations to service our indebtedness when payment is due, we may be required to attempt to renegotiate the terms of the instruments relating to the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing. There can be no assurance that we would be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.
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
The new lease accounting guidance places operating lease activity on our consolidated balance sheet in fiscal 2020, which results in an increase in both our assets and financing obligations. The implementation of this guidance may impact our ability to obtain the necessary financing from financial institutions at commercially viable rates or at all as this new guidance will result in a higher financing obligation on our consolidated balance sheet.

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
The trading prices of the securities of technology companies have been highly volatile. Accordingly, the market price of our notes and common stock has been and is likely to continue to be subject to wide fluctuations. Factors affecting the market price of our notes and common stock include:

•
variations in our operating results, earnings per share, cash flows from operating activities, deferred revenue, year-over-year growth rates for individual core service offerings and other financial metrics and non-financial metrics, and how those results compare to analyst expectations;

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
Our amended and restated certificate of incorporation and bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions among other things:

•	permit the board of directors to establish the number of directors;

•	provide that directors may only be removed with the approval of holders of 66 2/3 percent of our outstanding capital stock;

•	require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and bylaws;

•	authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan (also known as a “poison pill”);

•	prohibit the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES

As of January 31, 2016, our executive and principal offices for sales, marketing, professional services and development consist of over 1.4 million square feet of leased and owned property in the San Francisco Bay Area. Of this total, we lease and occupy over 870,000 square feet and own and occupy over 567,000 square feet (out of the approximately 817,000 square feet of total owned space at 50 Fremont Street, San Francisco). We also lease space in various locations throughout the United States for local sales and professional services personnel. Our foreign subsidiaries lease office space in a number of countries in Europe, Canada and Asia Pacific for our international operations, primarily for local sales and professional services personnel.

In addition, we have entered into the following commitments for additional office space in the San Francisco Bay Area:

In December 2012, we entered into a lease agreement for approximately 445,000 rentable square feet of office space at 350 Mission Street in San Francisco, California. The space rented is for the total office space available in the building, which is in the process of being constructed. As a result of our involvement during the construction period, we are considered for accounting purposes to be the owner of the construction project. We expect to begin occupying this office space beginning in our first quarter of fiscal 2017. We have excluded this square footage from the total leased space in the San Francisco Bay Area stated above.

In April 2014, we entered into a lease agreement for approximately 732,000 rentable square feet of under construction office space located in San Francisco, California. The lease payments associated with the lease will be approximately $590.0 million over the 15.5 year term of the lease, beginning in our first quarter of fiscal 2018. We do not currently occupy this property, and we have excluded this square footage from the total leased space in the San Francisco Bay Area stated above.

We operate data centers in the U.S., Europe and Asia pursuant to various co-location lease arrangements.

We believe that our existing facilities and offices are adequate to meet our current requirements. If we require additional space, we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS
In the ordinary course of business, we are or may be involved in various legal proceedings and claims related to alleged infringement of third-party patents and other intellectual property rights, commercial, corporate and securities, labor and employment, class actions, wage and hour, and other claims. We have been, and may in the future be put on notice or sued by third parties for alleged infringement of their proprietary rights, including patent infringement.

In July 2015, we and certain of our current and former directors were named as defendants in a purported shareholder derivative action in the Superior Court for the State of California, County of San Francisco. The plaintiff filed an amended version of this derivative complaint in November 2015. The derivative complaint alleged that excessive compensation was paid to such directors for their service and included allegations of breach of fiduciary duty and unjust enrichment, and sought restitution and disgorgement of a portion of the directors' compensation as well as reform of our equity plan. Because the complaint was derivative in nature, it did not seek monetary damages from us. In February 2016, the parties agreed to dismiss the complaint with prejudice as to the plaintiff and submitted a stipulation to that effect to the Court. In March 2016, the Court entered the order of dismissal. Neither we nor the individual defendants paid any consideration to the plaintiff.

During fiscal 2015, we received a communication from a large technology company alleging that we infringed certain of its patents. We continue to analyze this claim and no litigation has been filed to date.  There can be no assurance that this claim will not lead to litigation in the future. The resolution of this claim is not expected to have a material adverse effect on our financial condition, but it could be material to operating results or cash flows or both of a particular quarter.
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

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT
The following sets forth certain information regarding our current executive officers as of March 1, 2016 (in alphabetical order):

Name	Age	Position
Joe Allanson	52	Chief Accounting Officer and Corporate Controller
Marc Benioff	51	Chairman of the Board of Directors and Chief Executive Officer
Keith Block	55	Vice Chairman, President and Chief Operating Officer
Alexandre Dayon	48	President, Products
Parker Harris	49	Co-Founder
Mark Hawkins	56	Chief Financial Officer
Maria Martinez	58	President, Sales and Customer Success
Burke Norton	49	Chief Legal Officer
Cindy Robbins	43	Executive Vice President, Global Employee Success
Amy Weaver	48	Executive Vice President, General Counsel
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
Marc Benioff co-founded Salesforce in February 1999 and has served as our Chairman of the Board of Directors since inception. He has served as our Chief Executive Officer since 2001. From 1986 to 1999, Mr. Benioff was employed at Oracle Corporation, where he held a number of positions in sales, marketing and product development, lastly as a Senior Vice President. Mr. Benioff also serves as Chairman of the Board of Directors of the Salesforce.com Foundation, and as a member of the board of trustees of the World Economic Forum. In the past five years, Mr. Benioff served as a member of the Board of Directors of Cisco Systems, Inc. Mr. Benioff received a B.S. in Business Administration from the University of Southern California, where he is also on the Board of Trustees.
Keith Block has served as our Vice Chairman, President and as a Director since joining Salesforce in June 2013. As of February 1, 2016, Mr. Block additionally became Chief Operating Officer. Prior to that, Mr. Block was employed at Oracle Corporation from 1986 to June 2012 where he held a number of positions, most recently Executive Vice President, North America. Mr. Block serves on the Board of Trustees at the Concord Museum, the Board of Trustees at Carnegie-Mellon University Heinz Graduate School and the President’s Advisory Council for Carnegie-Mellon University. Mr. Block received both a B.S. in Information Systems and an M.S. in Management & Policy Analysis from Carnegie-Mellon University.
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

Parker Harris co-founded Salesforce in February 1999 and has served in senior technical positions since inception. From December 2004 to February 2013, Mr. Harris served as our Executive Vice President, Technology. Prior to Salesforce, Mr. Harris was a Vice President at Left Coast Software, a Java consulting firm he co-founded, from October 1996 to February 1999. Mr. Harris received a B.A. from Middlebury College.
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
Maria Martinez has served as our President, Sales and Customer Success since February 2013. Prior to that, Ms. Martinez served as our Executive Vice President, Chief Growth Officer from February 2012 to February 2013 and our Executive Vice President, Customers for Life from February 2010 to February 2012. Prior to Salesforce, Ms. Martinez was at Microsoft Corporation and served as its Corporate Vice President of Worldwide Services. In addition to Microsoft, she was president and CEO of Embrace Networks, and also held senior leadership roles at Motorola, Inc. and AT&T Inc. / Bell Laboratories. Ms. Martinez received a B.S. in Electrical Engineering from the University of Puerto Rico and an M.S. in Computer Engineering from Ohio State University.
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

Cindy Robbins has served as our Executive Vice President, Global Employee Success since July 2015. She served as Senior Vice President, Global Employee Success from October 2014 to June 2015 and Vice President, Global Employee Success from November 2013 to September 2014. Prior to that, Ms. Robbins held various other positions in Executive Recruiting, Sales and Marketing at the Company since 2006. Ms. Robbins holds a B.S. in Political Science from Santa Clara University.

Amy Weaver has served as our Executive Vice President and General Counsel since July 2015. She served as Senior Vice President and General Counsel from October 2013 to July 2015. From December 2010 to June 2013, Ms. Weaver served as Executive Vice President and General Counsel at Univar Inc. Previously, Ms. Weaver was Senior Vice President and Deputy General Counsel at Expedia, Inc. and before that she practiced law at two global law firms. Ms. Weaver holds a B.A. in Political Science from Wellesley College and a J.D. from Harvard Law School.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock is traded on the New York Stock Exchange under the symbol “CRM.”
The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported by the New York Stock Exchange.

	High	Low
Fiscal year ending January 31, 2016
First quarter	$74.65	$57.28
Second quarter	$75.71	$69.16
Third quarter	$78.77	$65.17
Fourth quarter	$82.14	$65.69
Fiscal year ending January 31, 2015
First quarter	$67.00	$48.18
Second quarter	$59.49	$49.18
Third quarter	$64.60	$51.04
Fourth quarter	$64.74	$53.44
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
Stockholders
As of January 31, 2016 there were 210 registered stockholders of record of our common stock, including The Depository Trust Company, which holds shares of Salesforce common stock on behalf of an indeterminate number of beneficial owners.
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
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and the Nasdaq Computer & Data Processing Index for each of the last five fiscal years ended January 31, 2016, assuming an initial investment of $100. Data for the Standard & Poor’s 500 Index and the Nasdaq Computer & Data Processing Index assume reinvestment of dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	1/31/2011	1/31/2012	1/31/2013	1/31/2014	1/31/2015	1/31/2016
salesforce.com	100.00	90.00	133.00	187.00	175.00	211.00
S&P 500 Index	100.00	102.00	116.00	139.00	155.00	151.00
Nasdaq Computer & Data Processing Index	100.00	106.00	111.00	142.00	168.00	176.00

Recent Sales of Unregistered Securities

As previously disclosed on a Form 8-K filed on December 23, 2015, the Company entered into an Agreement and Plan of Reorganization to acquire SteelBrick, Inc. ("SteelBrick"), a quote-to-cash platform.  Upon closing the transaction on February 1, 2016, the Company issued 4,812,325 shares of Company common stock in exchange for the outstanding shares of SteelBrick capital stock. The issuance of shares was made in reliance on the registration exemption in Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6.    SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for fiscal 2016, 2015 and 2014, and the selected consolidated balance sheet data as of January 31, 2016 and 2015 are derived from, and are qualified by reference to, the audited consolidated financial statements and are included in this Form 10-K. The consolidated statement of operations data for fiscal 2013 and 2012 and the consolidated balance sheet data as of January 31, 2014, 2013 and 2012 are derived from audited consolidated financial statements which are not included in this Form 10-K.

	Fiscal Year Ended January 31,
(in thousands, except per share data)	2016	2015	2014	2013	2012
Consolidated Statement of Operations
Revenues:
Subscription and support	$6,205,599	$5,013,764	$3,824,542	$2,868,808	$2,126,234
Professional services and other	461,617	359,822	246,461	181,387	140,305
Total revenues	6,667,216	5,373,586	4,071,003	3,050,195	2,266,539
Cost of revenues (1)(2):
Subscription and support	1,188,967	924,638	711,880	494,187	360,758
Professional services and other	465,581	364,632	256,548	189,392	128,128
Total cost of revenues	1,654,548	1,289,270	968,428	683,579	488,886
Gross profit	5,012,668	4,084,316	3,102,575	2,366,616	1,777,653
Operating expenses (1)(2):
Research and development	946,300	792,917	623,798	429,479	295,347
Marketing and sales	3,239,824	2,757,096	2,168,132	1,614,026	1,169,610
General and administrative	748,238	679,936	596,719	433,821	347,781
Operating lease termination resulting from purchase of 50 Fremont	(36,617)	0	0	0	0
Total operating expenses	4,897,745	4,229,949	3,388,649	2,477,326	1,812,738
Income (loss) from operations	114,923	(145,633)	(286,074)	(110,710)	(35,085)
Investment income	15,341	10,038	10,218	19,562	23,268
Interest expense	(72,485)	(73,237)	(77,211)	(30,948)	(17,045)
Other expense	(15,292)	(19,878)	(4,868)	(5,698)	(4,455)
Gain on sales of land and building improvements	21,792	15,625	0	0	0
Income (loss) before benefit from (provision for) income taxes	64,279	(213,085)	(357,935)	(127,794)	(33,317)
Benefit from (provision for) income taxes	(111,705)	(49,603)	125,760	(142,651)	21,745
Net loss	$(47,426)	$(262,688)	$(232,175)	$(270,445)	$(11,572)
Net earnings per share-basic and diluted (3):
Basic net loss per share	$(0.07)	$(0.42)	$(0.39)	$(0.48)	$(0.02)
Diluted net loss per share	$(0.07)	$(0.42)	$(0.39)	$(0.48)	$(0.02)
Shares used in computing basic net loss per share	661,647	624,148	597,613	564,896	541,208
Shares used in computing diluted net loss per share	661,647	624,148	597,613	564,896	541,208

	Fiscal Year Ended January 31,
(in thousands)	2016	2015	2014	2013	2012
(1) Amounts include amortization of purchased intangibles from business combinations, as follows:
Cost of revenues	$80,918	$90,300	$109,356	$77,249	$60,069
Marketing and sales	77,152	64,673	37,179	10,922	7,250
Other non-operating expense	3,636	0	0	0	0
(2) Amounts include stock-based expenses, as follows:
Cost of revenues	$69,443	$53,812	$45,608	$33,757	$17,451
Research and development	129,434	121,193	107,420	76,333	45,894
Marketing and sales	289,152	286,410	258,571	199,284	115,730
General and administrative	105,599	103,350	91,681	69,976	50,183

(3)	Fiscal 2013 and 2012 have been adjusted to reflect the four-for-one stock split effected through a stock dividend which occurred in April 2013.

	As of January 31,
(in thousands)	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities (4)	$2,725,377	$1,890,284	$1,321,017	$1,758,285	$1,447,174
(Negative) working capital (5)	(1,269,678)	(875,559)	(1,349,215)	(899,434)	(659,631)
Total assets (5)	12,770,772	10,665,127	9,112,136	5,518,794	4,164,154
Long-term obligations excluding deferred revenue (5)(6)	2,127,012	2,265,160	2,018,323	175,201	109,349
Retained earnings (deficit)	(653,271)	(605,845)	(343,157)	(110,982)	159,463
Total stockholders’ equity	5,002,869	3,975,183	3,038,510	2,317,633	1,587,360

(4)	Excludes the restricted cash balance of $115.0 million as of January 31, 2015.

(5)
In November 2015, the FASB issued Accounting Standards Update No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"), which simplifies the presentation of deferred income taxes by requiring all deferred tax assets and liabilities be classified as noncurrent on the balance sheet. We early adopted this standard retrospectively and reclassified all of our current deferred tax assets and liabilities to noncurrent deferred tax assets and liabilities on our consolidated balance sheets for all periods presented. As a result of the reclassifications, certain noncurrent deferred tax liabilities as of January 31, 2015, 2014, 2013, and 2012 were netted with noncurrent deferred tax assets.

(6)
Long-term obligations primarily excludes deferred revenue and includes the loan assumed on 50 Fremont, the 0.75% convertible senior notes issued in January 2010, the 0.25% convertible senior notes issued in March 2013, the term loan entered into in July 2013, and the revolving credit facility entered into in October 2014. At January 31, 2015, the 0.75% notes had matured and were no longer outstanding. At January 31, 2014, 2013 and 2012, the 0.75% notes were convertible and accordingly were classified as a current liability.

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
Overview
We are a leading provider of enterprise cloud computing solutions, with a focus on customer relationship management, or CRM. We introduced our first CRM solution in February 2000, and we have since expanded our service offerings with new editions, solutions, features and platform capabilities.
Our mission is to help our customers transform themselves into customer-centric companies by empowering them to connect with their customers in entirely new ways. Our Customer Success Platform, including sales force automation, customer service and support, marketing automation, community management, analytics, application development, Internet of Things integration and our professional cloud services, provide the next-generation platform of enterprise applications and services to enable customer success. Key elements of our strategy include:

•	strengthening our market-leading solutions;

•	expanding strategic relationships with customers;

•	extending distribution into new and high-growth product categories;

•	expanding our world-class sales organization;

•	reducing customer attrition;

•	building our business in top software markets globally, which includes building partnerships that help add customers; and

•	encouraging the development of third-party applications on our cloud computing platforms.
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
To address these factors, we will need to, among other things, continue to add substantial numbers of paying subscriptions, upgrade our customers to fully featured versions or arrangements such as an Enterprise License Agreement, provide high quality technical support to our customers, encourage the development of third-party applications on our platforms and continue to focus on retaining customers at the time of renewal. Our plans to invest for future growth include the continuation of the expansion of our data center capacity, the hiring of additional personnel, particularly in direct sales, other customer-related areas and research and development, the expansion of domestic and international selling and marketing activities, specifically in our top markets, continuing to develop our brands, the addition of distribution channels, the upgrade of our service offerings, the development of new services such as the announcement of our Analytics Cloud, Community Cloud, and Internet of Things, or IoT, Cloud, the integration of acquired technologies, the expansion of our Marketing Cloud and App Cloud core service offerings, and the additions to our global infrastructure to support our growth.

We also regularly evaluate acquisitions or investment opportunities in complementary businesses, joint ventures, services and technologies and intellectual property rights in an effort to expand our service offerings. We expect to continue to make such investments and acquisitions in the future and we plan to reinvest a significant portion of our incremental revenue in future periods to grow our business and continue our leadership role in the cloud computing industry. As a result of our aggressive growth plans, specifically our hiring plan and acquisition activities, we have incurred significant expenses from equity awards and amortization of purchased intangibles which have resulted in net losses on a U.S. generally accepted accounting principles ("GAAP") basis. As we continue with our growth plan, we may continue to have net losses on a GAAP basis in some future quarters. We remained focused on improving operating margins in fiscal 2016 and expect to remain similarly focused in fiscal 2017. Our operating margin for fiscal 2016 was $114.9 million compared to a $145.6 million loss during the same period a year ago.
Our typical subscription contract term is 12 to 36 months, although terms range from one to 60 months, so during any fiscal reporting period only a subset of active subscription contracts is eligible for renewal. We calculate our attrition rate as of the end of each month. Our current attrition rate calculation does not include the Marketing Cloud service offerings. Our attrition rate was between eight and nine percent during the fiscal year ended January 31, 2016, which is favorable compared to the nine to ten percent attrition rate as of January 31, 2015. We expect our attrition rate to remain in this range as we continue to expand our enterprise business and invest in customer success and related programs.
We expect marketing and sales costs, which were 49 percent of our total revenues for the fiscal year ended January 31, 2016 and 51 percent for the same period a year ago, to continue to represent a substantial portion of total revenues in the future as we seek to grow our customer base, sell more products to existing customers, and build greater brand awareness.
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
Sources of Revenues
We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our enterprise cloud computing services and from customers paying for additional support beyond the standard support that is included in the basic subscription fees; and (2) related professional services such as process mapping, project management, implementation services and other revenue. “Other revenue” consists primarily of training fees. Subscription and support revenues accounted for approximately 93 percent of our total revenues for fiscal 2016. Subscription revenues are driven primarily by the number of paying subscribers, varying service types, the price of our service and renewals. We define a “customer” as a separate and distinct buying entity (e.g., a company, a distinct business unit of a large corporation, a partnership, etc.) that has entered into a contract to access our enterprise cloud computing services. We define a “subscription” as a unique user account purchased by a customer for use by its employees or other customer-authorized users, and we refer to each such user as a “subscriber.” The number of paying subscriptions at each of our customers ranges from one to hundreds of thousands. None of our customers accounted for more than five percent of our revenues during fiscal 2016, 2015 or 2014.
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
Subscription and support revenues consisted of the following by core service offering (in millions):

	Fiscal Year Ended January 31, 2016	Fiscal Year Ended January 31, 2015	Variance- Percent
Sales Cloud	$2,699.0	$2,443.0	10%
Service Cloud	1,817.8	1,320.2	38%
App Cloud and Other	1,034.7	745.3	39%
Marketing Cloud	654.1	505.3	29%
Total	$6,205.6	$5,013.8
Subscription and support revenues from the Analytics Cloud and Communities Cloud were not significant for fiscal 2016. Since the launch of IoT Cloud in September 2015, we have been piloting this offering with several enterprises. Analytics Cloud revenue is included with App Cloud and Other in the table above. Communities Cloud revenue is included in either Sales Cloud, Service Cloud or App Cloud and Other revenue depending on the primary service offering purchased.
In situations where a customer purchases multiple cloud offerings, such as through an Enterprise License Agreement, we allocate the contract value to each core service offering based on the customer’s estimated product demand plan and the service that was provided at the inception of the contract. We do not update these allocations based on actual product usage during the term of the contract. We have allocated approximately 10 percent of our total subscription and support revenues for fiscal 2016 and 2015, based on customers’ estimated product demand plans and these allocated amounts are included in the table above.
Additionally, some of our service offerings have similar features and functions. For example, customers may use the Sales Cloud, the Service Cloud or our App Cloud to record account and contact information, which are similar features across these core service offerings. Depending on a customer’s actual and projected business requirements, more than one core service offering may satisfy the customer’s current and future needs. We record revenue based on the individual products ordered by a customer, and not according to the customer’s business requirements and usage. In addition, as we introduce new features and functions within each offering and refine our allocation methodology for changes in our business, we do not expect it to be practical to adjust historical revenue results by core service offering for comparability. Accordingly, comparisons of revenue performance by service offering over time may not be meaningful.
Our Sales Cloud service offering is our most widely distributed service offering and has historically been the largest contributor of subscription and support revenues. As a result, Sales Cloud has the most international exposure and foreign exchange rate exposure, relative to the other cloud service offerings. Conversely, revenue for Marketing Cloud is primarily derived from the Americas, with little impact from foreign exchange rate movement. We estimate that for fiscal 2017, subscription and support revenues from the Sales Cloud service offering will continue to be the largest contributor of subscription and support revenues, and foreign currency will continue to have a more pronounced impact on Sales Cloud subscription and support revenues than revenues from our other cloud service offerings.

Seasonal Nature of Deferred Revenue, Accounts Receivable and Operating Cash Flow
Deferred revenue primarily consists of billings to customers for our subscription service. Over 90 percent of the value of our billings to customers is for our subscription and support service. We generally invoice our customers in annual cycles. Approximately 80 percent of all subscription and support invoices were issued with annual terms during fiscal 2016, which is consistent with fiscal 2015. Occasionally, we bill customers for their multi-year contract on a single invoice which results in an increase in noncurrent deferred revenue. We typically issue renewal invoices in advance of the renewal service period, and depending on timing, the initial invoice for the subscription and services contract and the subsequent renewal invoice may occur in different quarters. This may result in an increase in deferred revenue and accounts receivable. There is a disproportionate weighting towards annual billings in the fourth quarter, primarily as a result of large enterprise account buying patterns. Our fourth quarter has historically been our strongest quarter for new business and renewals. The year on year compounding effect of this seasonality in both billing patterns and overall new and renewal business causes the value of invoices that we generate in the fourth quarter for both new business and renewals to increase as a proportion of our total annual billings. Accordingly, because of this billing activity, our first quarter is our largest collections and operating cash flow quarter.
The sequential quarterly changes in accounts receivable, related deferred revenue and operating cash flow during the first three quarters of our fiscal year are not necessarily indicative of the billing activity that occurs in the fourth quarter as displayed below (in thousands, except unbilled deferred revenue):

	April 30, 2015	July 31, 2015	October 31, 2015	January 31, 2016
Fiscal 2016
Accounts receivable, net	$926,381	$1,067,799	$1,060,726	$2,496,165
Deferred revenue, current and noncurrent	3,056,820	3,034,991	2,846,510	4,291,553
Operating cash flow (1)	730,857	304,411	117,907	459,410
Unbilled deferred revenue, a non-GAAP measure	6.0 bn	6.2 bn	6.7 bn	7.1 bn

	April 30, 2014	July 31, 2014	October 31, 2014	January 31, 2015
Fiscal 2015
Accounts receivable, net	$684,155	$834,323	$794,590	$1,905,506
Deferred revenue, current and noncurrent	2,324,615	2,352,904	2,223,977	3,321,449
Operating cash flow (1)	473,087	245,893	122,511	332,223
Unbilled deferred revenue, a non-GAAP measure	4.8 bn	5.0 bn	5.4 bn	5.7 bn

	April 30, 2013	July 31, 2013	October 31, 2013	January 31, 2014
Fiscal 2014
Accounts receivable, net	$502,609	$599,543	$604,045	$1,360,837
Deferred revenue, current and noncurrent	1,733,160	1,789,648	1,734,619	2,522,115
Operating cash flow (1)	283,189	183,183	137,859	271,238
Unbilled deferred revenue, a non-GAAP measure	3.6 bn	3.8 bn	4.2 bn	4.5 bn

(1) Operating cash flow represents net cash provided by operating activities for the three months ended in the periods stated above.

Unbilled Deferred Revenue, a Non-GAAP Measure
The GAAP deferred revenue balance on our consolidated balance sheet does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Unbilled deferred revenue is a non-GAAP operational measure that represents future billings under our subscription agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue. Unbilled deferred revenue was approximately $7.1 billion as of January 31, 2016 and approximately $5.7 billion as of January 31, 2015. Our typical contract length is between 12 and 36 months. We expect that the amount of unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of large customer subscription agreements, varying billing cycles of subscription agreements, the specific timing of customer renewals, foreign currency fluctuations, the timing of when unbilled deferred revenue is to be recognized as revenue, and changes in customer financial circumstances. For multi-year subscription agreements billed annually, the associated unbilled deferred revenue is typically high at the beginning of the contract period, zero just prior to renewal, and increases if the agreement is renewed. Low unbilled deferred revenue attributable to a particular subscription agreement is often associated with an impending renewal and may not be an indicator of the likelihood of renewal or future revenue from such customer. Accordingly, we expect that the amount of aggregate unbilled deferred revenue will change from year-to-year depending in part upon the number and dollar amount of subscription agreements at particular stages in their renewal cycle. Such fluctuations are not a reliable indicator of future revenues. Unbilled deferred revenue does not include minimum revenue commitments from indirect sales channels, as we recognize revenue, deferred revenue, and any unbilled deferred revenue upon sell-through to an end user customer.

Cost of Revenues and Operating Expenses
Cost of Revenues. Cost of subscription and support revenues primarily consists of expenses related to delivering our service and providing support, the costs of data center capacity, depreciation or operating lease expense associated with computer equipment and software, allocated overhead, amortization expense associated with capitalized software related to our services and acquired developed technologies and certain fees paid to various third parties for the use of their technology, services and data. We allocate overhead such as information technology infrastructure, rent and occupancy charges based on headcount. Employee benefit costs and taxes are allocated based upon a percentage of total compensation expense. As such, general overhead expenses are reflected in each cost of revenue and operating expense category. Cost of professional services and other revenues consists primarily of employee-related costs associated with these services, including stock-based expenses, the cost of subcontractors and allocated overhead. The cost of providing professional services is significantly higher as a percentage of the related revenue than for our enterprise cloud computing subscription service due to the direct labor costs and costs of subcontractors.
We intend to continue to invest additional resources in our enterprise cloud computing services. For example, we have invested in additional database software and we plan to increase the capacity that we are able to offer globally through data centers and third party infrastructure providers. As we acquire new businesses and technologies, the amortization expense associated with this activity will be included in cost of revenues. Additionally, as we enter into new contracts with third parties for the use of their technology, services or data, or as our sales volume grows, the fees paid to use such technology or services may increase. The timing of these additional expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in the affected periods.
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
During fiscal 2016, we recognized stock-based expense of $593.6 million. As of January 31, 2016, the aggregate stock compensation remaining to be amortized to costs and expenses was $1.6 billion. We expect this stock compensation balance to be amortized as follows: $626.1 million during fiscal 2017; $481.0 million during fiscal 2018; $340.6 million during fiscal 2019 and $157.1 million during fiscal 2020. The expected amortization reflects only outstanding stock awards as of January 31, 2016 and assumes no forfeiture activity. We expect to continue to issue stock-based awards to our employees in future periods.
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
During fiscal 2016, we deferred $380.0 million of commission expenditures and we amortized $319.1 million to sales expense. During the same period a year ago, we deferred $320.9 million of commission expenditures and we amortized $257.6 million to sales expense. Deferred commissions on our consolidated balance sheets totaled $449.1 million at January 31, 2016 and $388.2 million at January 31, 2015.

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
Goodwill and Intangibles. We make estimates, assumptions, and judgments when valuing goodwill and other intangible assets in connection with the initial purchase price allocation of an acquired entity, as well as when evaluating the recoverability of our goodwill and other intangible assets on an ongoing basis. These estimates are based upon a number of factors, including historical experience, market conditions, and information obtained from the management of acquired companies. Critical estimates in valuing certain intangible assets include, but are not limited to, historical and projected attrition rates, discount rates, anticipated growth in revenue from the acquired customers and acquired technology, and the expected use of the acquired assets. These factors are also considered in determining the useful life of acquired intangible assets. The amounts and useful lives assigned to identified intangible assets impacts the amount and timing of future amortization expense.
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
Strategic Investments. We hold strategic investments in marketable equity securities and non-marketable debt and equity securities in which we do not have a controlling interest or significant influence, as defined in Accounting Standards Codification 323 (“ASC 323”), Investments - Equity Method and Joint Ventures. Marketable equity securities are measured using quoted prices in their respective active markets and non-marketable debt and equity securities are recorded at cost and presented in the consolidated balance sheet. If, based on the terms of our ownership of these marketable and non-marketable securities, we determine that we exercise significant influence on the entity to which these marketable and non-marketable securities relate, we apply the requirements of ASC 323 to account for such investments.
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

If the fair value of an investment is below our cost, we determine whether the investment is other-than-temporarily impaired based on our qualitative and quantitative analysis, which includes the severity and duration of the impairment. If the investment is considered to be other-than-temporarily impaired, we record the investment at fair value by recognizing an impairment through the income statement and establishing a new cost basis for the investment.

Results of Operations
The following tables set forth selected data for each of the periods indicated (in thousands):

	Fiscal Year Ended January 31,
	2016	2015	2014
Revenues:
Subscription and support	$6,205,599	$5,013,764	$3,824,542
Professional services and other	461,617	359,822	246,461
Total revenues	6,667,216	5,373,586	4,071,003
Cost of revenues (1)(2):
Subscription and support	1,188,967	924,638	711,880
Professional services and other	465,581	364,632	256,548
Total cost of revenues	1,654,548	1,289,270	968,428
Gross profit	5,012,668	4,084,316	3,102,575
Operating expenses (1)(2):
Research and development	946,300	792,917	623,798
Marketing and sales	3,239,824	2,757,096	2,168,132
General and administrative	748,238	679,936	596,719
Operating lease termination resulting from purchase of 50 Fremont	(36,617)	0	0
Total operating expenses	4,897,745	4,229,949	3,388,649
Income (loss) from operations	114,923	(145,633)	(286,074)
Investment income	15,341	10,038	10,218
Interest expense	(72,485)	(73,237)	(77,211)
Other expense (1)	(15,292)	(19,878)	(4,868)
Gain on sales of land and building improvements	21,792	15,625	0
Income (loss) before benefit from (provision for) income taxes	64,279	(213,085)	(357,935)
Benefit from (provision for) income taxes	(111,705)	(49,603)	125,760
Net loss	$(47,426)	$(262,688)	$(232,175)
(1) Cost of revenues and marketing and sales expenses include the following amounts related to amortization of purchased intangibles from business combinations (in thousands):

	Fiscal Year Ended January 31,
	2016	2015	2014
Cost of revenues	$80,918	$90,300	$109,356
Marketing and sales	77,152	64,673	37,179
Other non-operating expense	3,636	0	0
(2) Cost of revenues and operating expenses include the following amounts related to stock-based expenses (in thousands):

	Fiscal Year Ended January 31,
	2016	2015	2014
Cost of revenues	$69,443	$53,812	$45,608
Research and development	129,434	121,193	107,420
Marketing and sales	289,152	286,410	258,571
General and administrative	105,599	103,350	91,681

Revenues by geography were as follows (in thousands):

	Fiscal Year Ended January 31,
	2016	2015	2014
Americas	$4,910,745	$3,868,329	$2,899,837
Europe	1,162,808	984,919	741,220
Asia Pacific	593,663	520,338	429,946
	$6,667,216	$5,373,586	$4,071,003
Americas revenue attributed to the United States was approximately 95 percent, 94 percent and 96 percent for fiscal 2016, 2015 and 2014, respectively. No other country represented more than ten percent of total revenue during fiscal 2016, 2015 or 2014.
The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Fiscal Year Ended January 31,
	2016	2015	2014
Revenues:
Subscription and support	93%	93%	94%
Professional services and other	7	7	6
Total revenues	100	100	100
Cost of revenues:
Subscription and support	18	17	18
Professional services and other	7	7	6
Total cost of revenues	25	24	24
Gross profit	75	76	76
Operating expenses:
Research and development	14	15	15
Marketing and sales	49	51	53
General and administrative	11	13	15
Operating lease termination resulting from purchase of 50 Fremont	(1)	0	0
Total operating expenses	73	79	83
Income (loss) from operations	2	(3)	(7)
Investment income	0	0	0
Interest expense	(1)	(1)	(2)
Other expense	0	0	0
Gain on sales of land and building improvements	0	0	0
Income (loss) before benefit from (provision for) income taxes	1	(4)	(9)
Benefit from (provision for) income taxes	(2)	(1)	3
Net loss	(1)%	(5)%	(6)%

	Fiscal Year Ended January 31,
	2016	2015	2014
Amortization of purchased intangibles:
Cost of revenues	1%	2%	3%
Marketing and sales	1	1	1
Other non-operating expense	0	0	0

	Fiscal Year Ended January 31,
	2016	2015	2014
Stock-based expenses:
Cost of revenues	1%	1%	1%
Research and development	2	2	3
Marketing and sales	4	5	6
General and administrative	2	2	2

	Fiscal Year Ended January 31,
	2016	2015	2014
Revenues by geography:
Americas	74%	72%	71%
Europe	17	18	18
Asia Pacific	9	10	11
	100%	100%	100%

Revenue constant currency growth rates (as compared to the comparable prior periods)	Fiscal Year Ended January 31, 2016 compared to Fiscal Year Ended January 31, 2015	Fiscal Year Ended January 31, 2015 compared to Fiscal Year Ended January 31, 2014	Fiscal Year Ended January 31, 2014 compared to Fiscal Year Ended January 31, 2013
Americas	27%	33%	37%
Europe	29%	34%	36%
Asia Pacific	26%	26%	19%
Total growth	27%	33%	34%
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

	As of January 31,
	2016	2015
Selected Balance Sheet Data (in thousands):
Cash, cash equivalents and marketable securities, excluding restricted cash	$2,725,377	$1,890,284
Deferred revenue, current and noncurrent	$4,291,553	$3,321,449
Principal due on our outstanding debt obligations	$1,350,000	$1,450,000
Unbilled deferred revenue was approximately $7.1 billion as of January 31, 2016 and $5.7 billion as of January 31, 2015. Unbilled deferred revenue represents future billings under our non-cancelable subscription agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue.

Fiscal Years Ended January 31, 2016 and 2015
Revenues.

	Fiscal Year Ended January 31,		Variance
(in thousands)	2016	2015	Dollars	Percent
Subscription and support	$6,205,599	$5,013,764	$1,191,835	24%
Professional services and other	461,617	359,822	101,795	28%
Total revenues	$6,667,216	$5,373,586	$1,293,630	24%
Total revenues were $6.7 billion for fiscal 2016, compared to $5.4 billion during the same period a year ago, an increase of $1.3 billion, or 24 percent. On a constant currency basis, total revenues grew 27 percent. Subscription and support revenues were $6.2 billion, or 93 percent of total revenues, for fiscal 2016, compared to $5.0 billion, or 93 percent of total revenues, during the same period a year ago, an increase of $1.2 billion, or 24 percent. The increase in subscription and support revenues in fiscal 2016 was primarily attributable to volume-driven increases from new business, which includes new customers, upgrades and additional subscriptions from existing customers. Our attrition rate, which is favorable compared to the prior year, also played a role in the increase in subscription and support revenues. We continue to invest in a variety of customer programs and initiatives, which, along with increasing enterprise adoption, have helped improve our attrition rate. Changes in the net price per user per month have not been a significant driver of revenue growth for the periods presented. Professional services and other revenues were $461.6 million, or seven percent of total revenues, for fiscal 2016, compared to $359.8 million, or seven percent of total revenues, for the same period a year ago, an increase of $101.8 million, or 28 percent.
Revenues in Europe and Asia Pacific accounted for $1.8 billion, or 26 percent of total revenues, for fiscal 2016, compared to $1.5 billion, or 28 percent of total revenues, during the same period a year ago, an increase of $251.2 million, or 17 percent. The increase in revenues on a total dollar basis outside of the Americas was the result of the increasing acceptance of our service, our focus on marketing our services internationally, additional resources and consistent attrition rates as a result of the reasons stated above. Revenues outside of the Americas increased on a total dollar basis in fiscal 2016 despite an overall strengthening of the U.S. dollar, which reduced aggregate international revenues by $170.5 million compared to fiscal 2015. We expect revenues outside of the Americas to continue to be negatively impacted in fiscal 2017 by the strengthening of the U.S. dollar relative to the Euro, British pound, Japanese yen and Australian dollar.

Cost of Revenues.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2016	2015
Subscription and support	$1,188,967	$924,638	$264,329
Professional services and other	465,581	364,632	100,949
Total cost of revenues	$1,654,548	$1,289,270	$365,278
Percent of total revenues	25%	24%
Cost of revenues was $1.7 billion, or 25 percent of total revenues, for fiscal 2016, compared to $1.3 billion, or 24 percent of total revenues, during the same period a year ago, an increase of $365.3 million. The increase in absolute dollars was primarily due to an increase of $127.9 million in employee-related costs, an increase of $15.6 million in stock-based expenses, an increase of $137.2 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of $40.6 million in professional and outside services, an increase in depreciation of equipment and an increase in allocated overhead, offset by a decrease of $9.4 million in amortization of purchased intangibles. We have increased our headcount by 34 percent since January 31, 2015 to meet the higher demand for services from our customers. We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity. Additionally, the amortization of purchased intangible assets may increase as we acquire additional businesses and technologies. We also plan to add additional employees in our professional services group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues in future periods.
The cost of professional services and other revenues exceeded the related revenue during fiscal 2016 by $4.0 million as compared to $4.8 million during the same period a year ago. We expect the cost of professional services to continue to exceed revenue from professional services in future fiscal years. We believe that this investment in professional services facilitates the adoption of our service offerings.
Research and Development.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2016	2015
Research and development	$946,300	$792,917	$153,383
Percent of total revenues	14%	15%
Research and development expenses were $946.3 million, or 14 percent of total revenues, for fiscal 2016, compared to $792.9 million, or 15 percent of total revenues, during the same period a year ago, an increase of $153.4 million. The increase in absolute dollars was primarily due to an increase of $114.0 million in employee-related costs, an increase of $8.2 million in stock-based expense, an increase of $18.2 million in development and test data center expense, and an increase in allocated overhead. We increased our research and development headcount by 16 percent since January 31, 2015 in order to improve and extend our service offerings and develop new technologies. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to add employees and invest in technology to support the development of new, and improve existing, technologies and the integration of acquired technologies.
Marketing and Sales.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2016	2015
Marketing and sales	$3,239,824	$2,757,096	$482,728
Percent of total revenues	49%	51%
Marketing and sales expenses were $3.2 billion, or 49 percent of total revenues, for fiscal 2016, compared to $2.8 billion, or 51 percent of total revenues, during the same period a year ago, an increase of $482.7 million. The increase in absolute dollars was primarily due to increases of $304.7 million in employee-related costs, including amortization of deferred commissions, $112.0 million in advertising expense costs, $12.5 million in amortization of purchased intangibles, $2.7 million stock-based expense and $40.4 million in allocated overhead. Our marketing and sales headcount increased by 21 percent since January 31, 2015. The increase in headcount was primarily attributable to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2016	2015
General and administrative	$748,238	$679,936	$68,302
Percent of total revenues	11%	13%
General and administrative expenses were $748.2 million, or 11 percent of total revenues, for fiscal 2016, compared to $679.9 million, or 13 percent of total revenues, during the same period a year ago, an increase of $68.3 million. The increase was primarily due to an increase of $39.0 million in employee-related costs, an increase of $8.1 million in bad debt expense, an increase of $2.2 million in stock-based expense and an increase in professional and outside services. Our general and administrative headcount increased by 16 percent since January 31, 2015 as we added personnel to support our growth.
Operating lease termination resulting from purchase of 50 Fremont.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2016	2015
Operating lease termination resulting from purchase of 50 Fremont	$(36,617)	$0	(36,617)
Percent of total revenues	(1)%	0%

Operating lease termination resulting from purchase of 50 Fremont for fiscal 2016 was $36.6 million. In connection with the purchase, we recognized a net non-cash gain totaling approximately $36.6 million on the termination of the lease signed in January 2012.
Income (loss) from operations.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2016	2015
Income (loss) from operations	$114,923	$(145,633)	$260,556
Percent of total revenues	2%	(3)%
Income (loss) from operations for fiscal 2016 was $114.9 million and included $593.6 million of stock-based expenses and $158.1 million of amortization of purchased intangibles. During the same period a year ago, loss from operations was $145.6 million and included $564.8 million of stock-based expenses and $155.0 million of amortization of purchased intangibles. The increase in income from operations is primarily due to a higher revenue growth rate compared to the operating expense growth rate.
Investment income.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2016	2015
Investment income	$15,341	$10,038	$5,303
Investment income consists of income on our cash and marketable securities balances. Investment income was $15.3 million for fiscal 2016 and was $10.0 million during the same period a year ago. The increase was primarily due to the increase in cash, cash equivalent and marketable securities balances.

Interest expense.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2016	2015
Interest expense	$(72,485)	$(73,237)	$752
Percent of total revenues	(1)%	(1)%
Interest expense consists of interest on our convertible senior notes, capital leases, term loan and revolving credit facility. Interest expense, net of interest costs capitalized, was $72.5 million for fiscal 2016 and was $73.2 million during the same period a year ago. The decrease was primarily due to the payment of our revolving credit facility in 2015.
Other expense.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2016	2015
Other expense	$(15,292)	$(19,878)	$4,586
Other expense primarily consists of non-operating costs such as strategic investments fair market adjustments, foreign exchange rate fluctuations, real estate transactions and losses on derecognition of debt. The decrease in other expense for fiscal 2016 was primarily due to losses totaling $10.3 million related to the extinguishment of the 0.75% Senior Notes converted by noteholders in fiscal 2015.
Gain on sales of land and building improvements.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2016	2015
Gain on sales of land and building improvements	$21,792	$15,625	$6,167
Gain on sales of land and building improvements consists of the gain the company recognized from sales of undeveloped real estate and a portion of associated perpetual parking rights in San Francisco, California. Gain on sales of land and building improvements, net of closing costs, was $21.8 million for fiscal 2016 and was $15.6 million during the same period a year ago.
Provision for income taxes.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2016	2015
Provision for income taxes	$(111,705)	$(49,603)	$(62,102)
Effective tax rate	174%	(23)%
We reported a tax provision of $111.7 million on a pretax income of $64.3 million, which resulted in an effective tax rate of 174 percent for the fiscal 2016. We had a tax provision in profitable jurisdictions outside the United States and current tax expense in the United States. We had U.S. current tax expense as a result of taxable income before considering certain excess tax benefits from stock options and vesting of restricted stock.
We recorded a tax provision of $49.6 million with a pretax loss of $213.1 million, which resulted in an negative effective tax rate of 23 percent for fiscal 2015. We had a tax provision primarily due to income taxes in profitable jurisdictions outside the United States, which was partially offset by tax benefits from losses incurred by ExactTarget in certain state jurisdictions.

We regularly assess the realizability of our deferred tax assets and establish a valuation allowance if it is more-likely-than-not that some or all of our deferred tax assets will not be realized. We evaluate and weigh all available positive and negative evidence such as historic results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years. We had a valuation allowance against our U.S. deferred tax assets as we considered our cumulative loss in recent years as a significant piece of negative evidence that is difficult to overcome. We will adjust our valuation allowance in the event sufficient positive evidence overcomes the negative evidence of losses in recent years. Due to our valuation allowance, the effective tax rate could be volatile and is therefore difficult to forecast in future periods.

Fiscal Years Ended January 31, 2015 and 2014
Revenues.

	Fiscal Year Ended January 31,		Variance
(in thousands)	2015	2014	Dollars	Percent
Subscription and support	$5,013,764	$3,824,542	$1,189,222	31%
Professional services and other	359,822	246,461	113,361	46%
Total revenues	$5,373,586	$4,071,003	$1,302,583	32%
Total revenues were $5.4 billion for fiscal 2015, compared to $4.1 billion during fiscal 2014, an increase of $1.3 billion, or 32 percent. On a constant currency basis, total revenues grew 33 percent. Subscription and support revenues were $5.0 billion, or 93 percent of total revenues, for fiscal 2015, compared to $3.8 billion, or 94 percent of total revenues, during fiscal 2014, an increase of $1.2 billion, or 31 percent. The increase in subscription and support revenues was primarily attributable to the impact of, in fiscal 2015, including ExactTarget revenue for the full fiscal year, as compared to fiscal 2014, which only included ExactTarget revenue as of its acquisition date in July 2013. Additionally, volume-driven increases from new business, which includes new customers, upgrades and additional subscriptions from existing customers contributed to the increase in subscription and support revenues. Our attrition rate, which was consistent with the prior year, also played a role in the increase in subscription and support revenues. We invest in a variety of customer programs and initiatives, which, along with increasing enterprise adoption, have helped maintain our attrition rate. The net price per user per month for our three primary offerings, Professional Edition, Enterprise Edition and Unlimited Edition, varies from period to period, but has remained within a consistent range over the past eight quarters. Changes in the net price per user per month has not been a significant driver of revenue growth for the periods presented. Professional services and other revenues were $359.8 million, or seven percent of total revenues, for fiscal 2015, compared to $246.5 million, or six percent of total revenues, for fiscal 2014, an increase of $113.4 million, or 46 percent. The increase in professional services and other revenues was primarily attributable to the impact of, in fiscal 2015, including ExactTarget revenue for the full fiscal year, as compared to fiscal 2014, which only included ExactTarget revenue as of its acquisition date in July 2013.
Revenues in Europe and Asia Pacific accounted for $1.5 billion, or 28 percent of total revenues, for fiscal 2015, compared to $1.2 billion, or 29 percent of total revenues, during fiscal 2014, an increase of $334.1 million, or 29 percent. The increase in revenues on a total dollar basis outside of the Americas was the result of the increasing acceptance of our service, our focus on marketing our services internationally, additional resources and consistent attrition rates as a result of the reasons stated above. Revenues outside of the Americas increased on a total dollar basis in fiscal 2015 despite an overall strengthening of the U.S. dollar, which reduced aggregate international revenues by $31.5 million compared to fiscal 2014.

Cost of Revenues.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2015	2014
Subscription and support	$924,638	$711,880	$212,758
Professional services and other	364,632	256,548	108,084
Total cost of revenues	$1,289,270	$968,428	$320,842
Percent of total revenues	24%	24%
Cost of revenues was $1.3 billion, or 24 percent of total revenues, for fiscal 2015, compared to $968.4 million, or 24 percent of total revenues, during fiscal 2014, an increase of $320.8 million. The increase in absolute dollars was primarily due to an increase of $122.3 million in employee-related costs, an increase of $8.2 million in stock-based expenses, an increase of $100.6 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of $29.9 million in professional and outside services, an increase of $18.8 million in allocated overhead and an increase of $44.7 million in depreciation of property and equipment, offset by a decrease of $19.1 million in amortization of purchased intangibles. We increased our headcount by 30 percent in fiscal 2015 to meet the higher demand for services from our customers.
The cost of professional services and other revenues exceeded the related revenue during fiscal 2015 by $4.8 million as compared to $10.1 million during fiscal 2014, primarily due to the impact of including ExactTarget revenue for the full fiscal 2015, as described above, offset by an increase in the cost related to professional services headcount. This investment in professional services facilitated the adoption of our service offerings.
Research and Development.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2015	2014
Research and development	$792,917	$623,798	$169,119
Percent of total revenues	15%	15%
Research and development expenses were $792.9 million, or 15 percent of total revenues, for fiscal 2015, compared to $623.8 million, or 15 percent of total revenues, during fiscal 2014, an increase of $169.1 million. The increase in absolute dollars was primarily due to an increase of $132.3 million in employee-related costs, an increase of $13.8 million in stock-based expense, an increase of $14.8 million in development and test data center expense, and an increase in allocated overhead. We increased our research and development headcount by 25 percent in fiscal 2015 in order to improve and extend our service offerings and develop new technologies.
Marketing and Sales.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2015	2014
Marketing and sales	$2,757,096	$2,168,132	$588,964
Percent of total revenues	51%	53%
Marketing and sales expenses were $2.8 billion, or 51 percent of total revenues, for fiscal 2015, compared to $2.2 billion, or 53 percent of total revenues, during fiscal 2014, an increase of $589.0 million. The increase in absolute dollars was primarily due to increases of $439.0 million in employee-related costs, including amortization of deferred commissions, $56.4 million in advertising expenses and event costs, $27.8 million stock-based expense, $5.2 million in professional and outside services and $28.0 million in allocated overhead. Our marketing and sales headcount increased by 22 percent in fiscal 2015. The increase in headcount was primarily attributable to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.

General and Administrative.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2015	2014
General and administrative	$679,936	$596,719	$83,217
Percent of total revenues	13%	15%
General and administrative expenses were $679.9 million, or 13 percent of total revenues, for fiscal 2015, compared to $596.7 million, or 15 percent of total revenues, during fiscal 2014, a increase of $83.2 million. The increase was primarily due to an increase of $53.1 million in employee-related costs, an increase of $18.9 million in equipment costs and an increase of $11.7 million in stock-based expense, offset by a decrease of $3.0 million in professional and outside services. Our general and administrative headcount increased by 9 percent in fiscal 2015 as we added personnel to support our growth.
Loss from operations.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2015	2014
Loss from operations	$(145,633)	$(286,074)	$140,441
Percent of total revenues	(3)%	(7)%
Loss from operations for fiscal 2015 was $145.6 million and included $564.8 million of stock-based expenses and $155.0 million of amortization of purchased intangibles. During fiscal 2014, loss from operations was $286.1 million and included $503.3 million of stock-based expenses and $146.5 million of amortization of purchased intangibles.
Investment income.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2015	2014
Investment income	$10,038	$10,218	$(180)
Investment income consists of income on our cash and marketable securities balances. Investment income was $10.0 million for fiscal 2015 and was $10.2 million during fiscal 2014.
Interest expense.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2015	2014
Interest expense	$(73,237)	$(77,211)	$3,974
Percent of total revenues	(1)%	(2)%
Interest expense consists of interest on our convertible senior notes, capital leases, term loan and revolving credit facility. Interest expense, net of interest costs capitalized, was $73.2 million for fiscal 2015 and was $77.2 million during fiscal 2014. The decrease was primarily due to the reduced principal balance on our 0.75% convertible senior notes as a result of early note conversions during fiscal 2015. These notes fully matured on January 15, 2015.
Gain on sales of land and building improvements.
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
We reported a tax provision of $49.6 million on a pretax loss of $213.1 million, which resulted in a negative effective tax rate of 23 percent for the fiscal 2015. We had a tax provision primarily due to income taxes in profitable jurisdictions outside the United States, which was partially offset by tax benefits from losses incurred by ExactTarget in certain state jurisdictions.
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
Liquidity and Capital Resources
At January 31, 2016, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $2.7 billion and accounts receivable of $2.5 billion.
Net cash provided by operating activities was $1.6 billion during fiscal 2016 and $1.2 billion during the same period a year ago. Cash provided by operating activities were affected by the amount of net loss adjusted for non-cash expense items such as depreciation and amortization, loss on the conversions of convertible senior notes, amortization of purchased intangibles from business combinations, amortization of debt discount, the expense associated with stock-based awards, and specifically for fiscal 2016 gains related to the termination of 50 Fremont lease and the additional sales of our land in Mission Bay; and the reclassification of excess tax benefits from employee stock plans to cash flows from financing activities; the timing of employee related costs including commissions and bonus payments; the timing of payments against accounts payable, accrued expenses and other current liabilities; the timing of collections from our customers, which is our largest source of operating cash flows; and changes in working capital accounts.
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
We generally invoice our customers for our subscription and services contracts in advance in annual installments. We typically issue renewal invoices in advance of the renewal service period, and depending on timing, the initial invoice for the subscription and services contract and the subsequent renewal invoice may occur in different quarters. Such invoice amounts are initially reflected in accounts receivable and deferred revenue, which is reflected on the balance sheet. The operating cash flow benefit of increased billing activity generally occurs in the subsequent quarter when we collect from our customers. As such, our first quarter is our largest collections and operating cash flow quarter.
Net cash used in investing activities was $1.5 billion during fiscal 2016 and $698.4 million during the same period a year ago. The net cash used in investing activities during fiscal 2016 primarily related to capital expenditures, including strategic investments, business combinations, purchase of 50 Fremont land and building, new office build-outs, investment of cash balances and strategic investments offset by proceeds from sales and maturities of marketable securities and proceeds from sales of Mission Bay land, the use of restricted cash to purchase 50 Fremont land and building. Net cash used in investing activities during fiscal 2016 increased by approximately $789.5 million over the same period a year ago primarily due to cash used for the acquisition of 50 Fremont land and building and strategic investments.
Net cash provided by financing activities was $132.6 million during fiscal 2016 as compared to net cash used in financing activities of $310.5 million during the same period a year ago. Net cash provided by financing activities during fiscal 2016 consisted primarily of $455.5 million from proceeds from equity plan offset by $82.3 million of principal payments on capital leases and $300.0 million payment of our revolving credit facility. Net cash flows used in financing activities during fiscal 2015 changed $443.1 million from the same period a year ago primarily due to $568.9 million payment on convertible senior notes, $285.0 million payment on term loan, offset by $297.3 million proceeds from revolving credit facility and $309.0 million of proceeds from our equity plans.
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
The 0.25% Senior Notes will be convertible if during any 20 trading days during the 30 consecutive trading days of any fiscal quarter, our common stock trades at a price exceeding 130% of the conversion price of $66.44 per share applicable to the 0.25% Senior Notes. The 0.25% Senior Notes have not yet been convertible at the holders’ option. The 0.25% Senior Notes are classified as a noncurrent liability on our consolidated balance sheet as of January 31, 2016. Our common stock did not trade at a price exceeding 130% of the conversion price of $66.44 per share applicable to the 0.25% Senior Notes during the fiscal quarter ended January 31, 2016. Accordingly, the 0.25% Senior Notes were not convertible at the holders’ option for the quarter ending January 31, 2016.
In October 2014, we entered into a credit agreement (the “Credit Agreement”) which provides for a $650.0 million unsecured revolving credit facility (the “Credit Facility”) that matures in October 2019. Immediately upon closing, we borrowed $300.0 million under the Credit Facility, approximately $262.5 million of which was used to repay in full the indebtedness under our Term Loan. In March 2015, we paid down the $300.0 million of outstanding borrowings held under the Credit Facility and related interest in full. We may use any future borrowings under the Credit Facility for working capital, capital expenditures and other general corporate purposes, including permitted acquisitions. We may borrow amounts under the Credit Facility at any time during the term of the Credit Agreement. We may also prepay the borrowings under the Credit Facility, in whole or in part, at any time without premium or penalty, subject to certain conditions, and amounts repaid or prepaid may be reborrowed. As of January 31, 2016, outstanding borrowings under the Credit Facility were $0.
Borrowings under the Credit Facility bear interest, at our option at either a base rate formula or a LIBOR based formula, each as set forth in the Credit Agreement. Additionally, we are obligated to pay an ongoing commitment fee at a rate between 0.125% and 0.25%. Interest and the commitment fee are payable in arrears quarterly.
The Credit Agreement contains certain customary affirmative and negative covenants, including a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, a limit on our ability to incur additional indebtedness, dispose of assets, make certain acquisition transactions, pay dividends or distributions, and certain other restrictions on our activities each defined specifically in the Credit Agreement. We were in compliance with the Credit Agreement’s covenants as of January 31, 2016.
In August 2014, we sold approximately 3.7 net acres of our undeveloped real estate in San Francisco for a total of $72.5 million. Separately, in September 2014, we sold approximately 1.5 net acres of our undeveloped real estate for a total of $125.0 million. In October 2015, we sold approximately 8.8 net acres of undeveloped real estate and the associated perpetual parking rights in San Francisco, California, which were classified as held for sale. The total proceeds from the sale were $157.1 million, of which the Company received $127.1 million during fiscal 2016 and previously received a nonrefundable deposit in the amount of $30.0 million during the fiscal quarter ended April 30, 2014.
In February 2015, we acquired 50 Fremont Street, a 41-story building totaling approximately 817,000 rentable square feet located in San Francisco, California (“50 Fremont”). We acquired 50 Fremont for the purpose of expanding our global headquarters in San Francisco. See Note 4, “Business Combinations” in the Notes to the Consolidated Financial Statements. The total purchase price for 50 Fremont was $637.6 million. To pay for 50 Fremont, we used $115.0 million of restricted cash and assumed a $200.0 million loan secured by the property with the remainder paid in cash.
Our cash, cash equivalents and marketable securities are comprised primarily of corporate notes and obligations, U.S. treasury securities, U.S. agency obligations, commercial paper, asset backed securities, mortgage backed securities obligations, time deposits, money market mutual funds and municipal securities.
As of January 31, 2016, we have a total of $81.9 million in letters of credit outstanding in favor of certain landlords for office space. To date, no amounts have been drawn against the letters of credit, which renew annually and expire at various dates through December 2030.
We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.
Our principal commitments consist of obligations under leases for office space, co-location data center facilities, and our development and test data center, as well as leases for computer equipment, software, furniture and fixtures. At January 31, 2016, the future non-cancelable minimum payments under these commitments were as follows (in thousands):

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital lease obligations, including interest	$558,411	$118,820	$238,048	$201,543	$0
Operating lease obligations:
Facilities space	1,986,694	191,879	404,022	391,944	998,849
Computer equipment and furniture and fixtures	332,153	164,648	167,505	0	0
0.25% Convertible Senior Notes, including interest	1,157,188	2,875	1,154,313	0	0
Financing obligation - building in progress - leased facility	334,047	16,877	42,658	44,435	230,077
Contractual commitments	25,177	11,702	7,263	5,964	248
	$4,393,670	$506,801	$2,013,809	$643,886	$1,229,174
The majority of our operating lease agreements provide us with the option to renew. Our future operating lease obligations would change if we exercised these options and if we entered into additional operating lease agreements as we expand our operations. The financing obligation above represents the total obligation for our lease of approximately 445,000 rentable square feet of office space in San Francisco, California. As of January 31, 2016, $196.7 million of the total obligation noted above was recorded to financing obligation, building in progress - leased facility, which is included in “Other noncurrent liabilities” on the consolidated balance sheets.
In April 2014, we entered into an office lease agreement to lease approximately 732,000 rentable square feet of an office building located in San Francisco, California that is under construction. The lease payments associated with the lease will be approximately $590.0 million over the 15.5 year term of the lease, beginning in our first quarter of fiscal 2018, which is reflected above under Operating Leases.

In February 2016, we entered into an agreement to sublease additional office space. The amounts associated with the agreement will be approximately $311.0 million over the approximately 12 year term of the agreement, beginning in the first quarter of fiscal 2018.
During fiscal 2016 and in future fiscal years, we have made and expect to continue to make additional investments in our infrastructure to scale our operations and increase productivity. We plan to upgrade or replace various internal systems to scale with the overall growth of the Company. Additionally, we expect capital expenditures to be higher in absolute dollars and remain consistent as a percentage of total revenues in future periods as a result of continued office build-outs, other leasehold improvements and data center investments.
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
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which amended the existing FASB Accounting Standards Codification. This standard establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The standard also provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts. The FASB deferred the effective date for the new revenue reporting standard for entities reporting under U.S. GAAP for one year. In accordance with the deferral, ASU 2014-09 will be effective for fiscal 2019, including interim periods within that reporting period. We are currently in the process of assessing the adoption methodology, which allows the amendment to be applied retrospectively to each prior period presented, or with the cumulative effect recognized as of the date of initial application. We are also evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements and have not determined whether the effect will be material to either our revenue results or our deferred commission balances.
In September 2015, the FASB issued Accounting Standards Update No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments (Topic 805)” (“ASU 2015-16”) which eliminates the requirement to restate prior period financial statements for measurement period adjustments in business combinations. ASU 2015-16 requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. We are evaluating the impact of the adoption of ASU 2015-16 on our consolidated financial statements.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The new standard is effective for interim and annual periods beginning after December 15, 2018 and early adoption is permitted. We are currently evaluating the impact to our consolidated financial statements.
Non-GAAP Financial Measures for Statement of Operations and Sharecount Information
Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in Commission Filings,” defines and prescribes the conditions for use of non-GAAP financial information. Our measures of non-GAAP net income, non-GAAP gross profit, non-GAAP operating profit, non-GAAP free cash flow, and non-GAAP earnings per share each meet the definition of a non-GAAP financial measure. We use the below non-GAAP financial measures to provide an additional view of operational performance by excluding expenses and benefits that are not directly related to performance in any particular period. In addition to our GAAP measures, we use these non-GAAP measures when planning, monitoring, and evaluating our performance. We believe that these non-GAAP measures reflect our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business, as they exclude certain expenses and benefits. These items are excluded because the decisions which gave rise to them are not made to increase revenue in a particular period, but are made for our long-term benefit over multiple periods and we are not able to change or affect these items in any particular period.
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

•
Income Tax Effects and Adjustments. Since fiscal 2015, the Company has utilized a fixed long-term projected non-GAAP tax rate in order to provide better consistency across the interim reporting periods by eliminating the effects of non-recurring and period-specific items such as changes in the tax valuation allowance and tax effects of acquisitions-related costs, since each of these can vary in size and frequency. When projecting this long-term rate, the Company evaluated a three-year financial projection that excludes the direct impact of the following non-cash items: stock-based expenses, amortization of purchased intangibles, amortization of acquired leases, amortization of debt discount, gains/losses on the sales of land and building improvements, gains/losses on conversions of debt, and termination of office leases. The projected rate also assumes no new acquisitions in the three-year period, and considers other factors including the Company’s tax structure, its tax positions in various jurisdictions and key legislation in major jurisdictions where the company operates. This long-term rate could be subject to change for a variety of reasons, such as significant changes in the geographic earnings mix including acquisition activity, or fundamental tax law changes in major jurisdictions where the company operates. The Company re-evaluates this long-term rate on an annual basis and, as appropriate, if a significant event materially affects it. Our fiscal 2016 non-GAAP tax provision was 35.5 percent which reflected the related tax impact from the recent Tax Court decision in Altera Corporation’s litigation with the Internal Revenue Service (“IRS”).

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
Non-GAAP operating profit
We define non-GAAP operating profit as our non-GAAP gross profit less operating expenses, as reported on our consolidated statement of operations, excluding the portions of stock-based expenses, amortization of purchased intangibles and gain resulting from termination of our office lease that are included in operating expenses.
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
Our reconciliation of the non-GAAP financial measures are as follows (in thousands, except for share numbers):

	Fiscal Year Ended January 31,
	2016	2015	2014
Non-GAAP gross profit
GAAP gross profit	$5,012,668	$4,084,316	$3,102,575
Plus:
Amortization of purchased intangibles	80,918	90,300	109,356
Stock-based expenses	69,443	53,812	45,608
Non-GAAP gross profit	$5,163,029	$4,228,428	$3,257,539

	Fiscal Year Ended January 31,
	2016	2015	2014
Non-GAAP income from operations
GAAP income (loss) from operations	$114,923	$(145,633)	$(286,074)
Plus:
Amortization of purchased intangibles	158,070	154,973	146,535
Stock-based expenses	593,628	564,765	503,280
Less:
Operating lease termination resulting from purchase of 50 Fremont	(36,617)	0	0
Non-GAAP operating profit	$830,004	$574,105	$363,741

	Fiscal Year Ended January 31,
	2016	2015	2014
Non-GAAP net income
GAAP net loss	$(47,426)	$(262,688)	$(232,175)
Plus:
Amortization of purchased intangibles	158,070	154,973	146,535
Amortization of acquired lease intangible	3,636	0	0
Stock-based expenses	593,628	564,765	503,280
Amortization of debt discount, net	24,504	36,575	46,728
Loss on conversion of debt	0	10,326	214
Less:
Operating lease termination resulting from purchase of 50 Fremont	(36,617)	0	0
Gain on sales of land and building improvements	(21,792)	(15,625)	0
Income tax effects and adjustments of Non-GAAP items	(167,221)	(146,741)	(242,729)
Non-GAAP net income	$506,782	$341,585	$221,853

	Fiscal Year Ended January 31,
	2016	2015	2014
Non-GAAP diluted earnings per share
GAAP diluted loss per share (a)	$(0.07)	$(0.42)	$(0.39)
Plus:
Amortization of purchased intangibles	0.23	0.24	0.23
Amortization of acquired lease intangible	0.01	0.00	0.00
Stock-based expenses	0.88	0.87	0.79
Amortization of debt discount, net	0.04	0.06	0.07
Loss on conversion of debt	0.00	0.02	0.00
Less:
Operating lease termination resulting from purchase of 50 Fremont	(0.05)	0.00	0.00
Gain on sales of land and building improvements	(0.03)	(0.02)	0.00
Income tax effects and adjustments of Non-GAAP items	(0.26)	(0.23)	(0.35)
Non-GAAP diluted earnings per share	$0.75	$0.52	$0.35
Shares used in computing diluted net income per share	676,830	651,534	635,688
a) Reported GAAP loss per share was calculated using the basic share count. Non-GAAP diluted earnings per share was calculated using the diluted share count.

Non-GAAP operating profit for the year ended January 31, 2016 was $830.0 million and $574.1 million for the same period a year ago, an improvement of $255.9 million or 45 percent. During fiscal 2016 we remained focused on improving non-GAAP operating profit and expect to remain similarly focused in fiscal 2017.
The effects of dilutive securities were not included in the GAAP calculation of diluted earnings/loss per share for the years ended January 31, 2016, 2015 and 2014 because we had a net loss for those periods and the effect would have been anti-dilutive. The following table reflects the effect of the dilutive securities on the basic share count used in the GAAP earnings/loss per share calculation to derive the share count used for the non-GAAP diluted earnings per share:

	Fiscal Year Ended January 31,
Supplemental Diluted Sharecount Information (in thousands):	2016	2015	2014
Weighted-average shares outstanding for GAAP basic earnings per share	661,647	624,148	597,613
Effect of dilutive securities (1):
Convertible senior notes (2)	1,302	5,381	14,550
Warrants associated with the convertible senior note hedges (2)	0	9,536	9,658
Employee stock awards	13,881	12,469	13,867
Adjusted weighted-average shares outstanding and assumed conversions for Non-GAAP diluted earnings per share	676,830	651,534	635,688

(1)	The effects of these dilutive securities were not included in the GAAP calculation of diluted net loss per share because the effect would have been anti-dilutive.

(2)
Upon maturity in fiscal 2015, the convertible 0.75% senior notes and associated warrants were settled. The 0.25% senior notes were not convertible, however, there is a dilutive effect for shares outstanding for the fiscal 2016.

	Fiscal Year Ended January 31,
Free cash flow analysis:	2016	2015	2014
Operating cash flow
GAAP net cash provided by operating activities	$1,612,585	$1,173,714	$875,469
Less:
Capital expenditures	(284,476)	(290,454)	(299,110)
Free cash flow	$1,328,109	$883,260	$576,359
Supplemental Tax Expense (Benefit) Information:
As described above, beginning in February 2014, which was the start of our fiscal 2015, we changed the methodology used to calculate our non-GAAP tax expense. We computed and utilized a fixed long-term projected non-GAAP tax rate of 36.5 percent for fiscal 2015. We moved to this long-term projected non-GAAP tax rate in order to provide better consistency across the interim reporting periods by eliminating the effects of non-recurring and period-specific items. As a result, we believe that starting in fiscal 2015, providing a tabular reconciliation of the non-GAAP financial measure of tax expense (benefit) to the comparable GAAP measure is not appropriate given our new methodology.
During the third quarter of fiscal 2013, we recorded for GAAP purposes a valuation allowance against a significant portion of our U.S. deferred tax assets. During fiscal 2014, we recorded a partial valuation allowance release, primarily in connection with the acquisition of ExactTarget. The increasing number of tax adjustments reflected below was the result of the GAAP valuation allowance and the Company’s increasing acquisition activities. The following table for fiscal 2014 reflects the calculation of our non-GAAP tax expense:

Fiscal Year Ended January 31,
Non-GAAP tax expense (in thousands):	2014
GAAP tax benefit	$(125,760)
GAAP to Non-GAAP adjustments - tax effects of:
Stock-based expenses, amortization of purchased intangibles and amortization of debt discount, net (1)	229,277
Deferred tax asset partial valuation release	25,048
State income tax credits not benefited (2)	5,325
Acquisitions-related costs (3)	(19,708)
Other, net	2,787
Total adjustments	242,729
Non-GAAP tax expense	$116,969

(1) The Company excluded stock-based expenses, amortization of purchased intangibles, and amortization of debt discount, net, in reporting its non-GAAP net income. Accordingly, the Company excluded the related tax effects of these items. The related tax effects were computed by applying the relevant statutory tax rate to these items for each respective jurisdiction.

(2) During fiscal 2014, California mandated a change to the way it apportioned income to the state, which significantly reduced the Company’s California income tax expense. Accordingly, for computing non-GAAP tax expense, the Company did not recognize tax benefits related to certain California research and development tax credits as the Company believed these credits may not be realized given the lowered California income tax expense.

(3) During fiscal 2014, the Company excluded certain tax effects related to acquisitions in computing its non-GAAP tax expense. The majority of this adjustment was attributable to non-cash tax costs associated with the transfer of purchased intangibles. This non-cash tax item was excluded because the decisions which gave rise to these non-cash tax costs were neither made to increase revenue nor directly related to performance in any particular period, but were made for the Company’s long term benefit over multiple periods. The remainder of this adjustment included the tax effects of legal and accounting fees incurred to facilitate transactions, which amount was not material. The related tax effects were computed by applying the relevant statutory tax rate to these items for each respective jurisdiction.

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
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $2.7 billion at January 31, 2016. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least BBB or better. The cash, cash equivalents and short-term marketable securities are held for general corporate purposes including possible acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase or decrease in interest rates of 100-basis points at January 31, 2016 could result in a $20.9 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.
At January 31, 2015, we had cash, cash equivalents and marketable securities totaling $1.9 billion. The fixed-income portfolio was also subject to interest rate risk. Changes in interest rates of 100-basis points would have resulted in market value changes of $13.5 million.
Market Risk and Market Interest Risk
In March 2013, we issued the 0.25% Senior Notes. Holders of the 0.25% Senior Notes may convert the 0.25% Senior Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, we would pay the holder an amount of cash equal to the principal amounts of the 0.25% Senior Notes and the amounts in excess of the principal amounts, if any, may be paid in cash or stock at our option. Concurrent with the issuance of the 0.25% Senior Notes, we entered into separate note hedging transactions and the sale of warrants. These separate transactions were completed to reduce the potential economic dilution from the conversion of the 0.25% Senior Notes.
The 0.25% Senior Notes have a fixed annual interest rate of 0.25%, and therefore we do not have economic interest rate exposure on the 0.25% Senior Notes. However, the value of the 0.25% Senior Notes are exposed to interest rate risk. Generally, the fair values of our fixed interest rate 0.25% Senior Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our 0.25% Senior Notes is affected by our stock price. The principal balance of our 0.25% Senior Notes was $1.15 billion as of January 31, 2016. The total estimated fair value of our 0.25% Senior Notes at January 31, 2016 was $1.4 billion. The fair value was determined based on the closing trading price per $100 of the 0.25% Senior Notes as of the last day of trading for the fourth quarter of fiscal 2016, which was $119.24.
In October 2014, we entered into the Credit Agreement, which provides for the $650.0 million Credit Facility that matures in October 2019. Borrowings under the Credit Facility bear interest, at our option, at either a base rate formula, as defined in the Credit Agreement, or a LIBOR based formula, each as set forth in the Credit Agreement. Additionally, we are obligated to pay an ongoing commitment fee at a rate between 0.125% and 0.25%. Interest and the commitment fees are payable in arrears quarterly. As of January 31, 2016 there was no outstanding borrowing amount under the Credit Agreement.

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
Our strategic investments portfolio consists of investments in over 150 privately held companies, primarily comprised of independent software vendors and system integrators. We invest in early-to-late stage technology and professional cloud service companies across the globe to support our key business initiatives, which include, among other things, extending the capabilities of our platform and CRM offerings, increasing the ecosystem of enterprise cloud companies and partners, accelerating the adoption of cloud technologies and creating the next-generation of mobile applications and connected products. We invest in both domestic and international companies and currently hold investments in all of our regions: the Americas, Europe and Asia Pacific. Our investments in these companies range from $0.2 million to over $70.0 million, with 14 investments individually equal to or in excess of $10 million. As of January 31, 2016 and January 31, 2015 the carrying value of our investments in privately held companies was $504.5 million and $158.0 million, respectively. The estimated fair value of our investments in privately held companies was $714.1 million and $280.0 million as of January 31, 2016 and January 31, 2015, respectively. The financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation to the cost of our initial investment. If we determine that any of our investments in such companies have experienced a decline in fair value, we may be required to record an impairment that is other than temporary, which could be material. We have in the past written off the full value of specific investments. Similar situations could occur in the future and negatively impact our financial results. All of our investments are subject to a risk of partial or total loss of investment capital.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
The following financial statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of salesforce.com, inc.
We have audited the accompanying consolidated balance sheets of salesforce.com, inc. as of January 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(c). These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of salesforce.com, inc. at January 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), salesforce.com inc.’s internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report dated March 4, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California
March 4, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of salesforce.com, inc.
We have audited salesforce.com, inc.’s internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). Salesforce.com, inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, salesforce.com, inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of salesforce.com, inc. as of January 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2016 of salesforce.com, inc. and our report dated March 4, 2016 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Jose, California
March 4, 2016

salesforce.com, inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	January 31, 2016	January 31, 2015

Assets
Current assets:
Cash and cash equivalents	$1,158,363	$908,117
Short-term marketable securities	183,018	87,312
Accounts receivable, net of allowance for doubtful accounts of $10,488 and $8,146 at January 31, 2016 and 2015, respectively	2,496,165	1,905,506
Deferred commissions	259,187	225,386
Prepaid expenses and other current assets	250,594	245,026
Land and building improvements held for sale	0	143,197
Total current assets	4,347,327	3,514,544
Marketable securities, noncurrent	1,383,996	894,855
Property and equipment, net	1,715,828	1,125,866
Deferred commissions, noncurrent	189,943	162,796
Capitalized software, net	384,258	433,398
Goodwill	3,849,937	3,782,660
Strategic investments	520,721	175,774
Other assets, net	378,762	460,219
Restricted cash	0	115,015
Total assets	$12,770,772	$10,665,127
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$1,349,338	$1,103,335
Deferred revenue	4,267,667	3,286,768
Total current liabilities	5,617,005	4,390,103
Convertible 0.25% senior notes, net	1,095,059	1,070,692
Loan assumed on 50 Fremont	198,888	0
Revolving credit facility	0	300,000
Deferred revenue, noncurrent	23,886	34,681
Other noncurrent liabilities	833,065	894,468
Total liabilities	7,767,903	6,689,944
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized and none issued and outstanding	0	0
Common stock, $0.001 par value; 1,600,000 shares authorized, 670,929 and 650,596 issued and outstanding at January 31, 2016 and 2015, respectively	671	651
Additional paid-in capital	5,705,386	4,604,485
Accumulated other comprehensive loss	(49,917)	(24,108)
Accumulated deficit	(653,271)	(605,845)
Total stockholders’ equity	5,002,869	3,975,183
Total liabilities and stockholders’ equity	$12,770,772	$10,665,127

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Fiscal Year Ended January 31,
	2016	2015	2014
Revenues:
Subscription and support	$6,205,599	$5,013,764	$3,824,542
Professional services and other	461,617	359,822	246,461
Total revenues	6,667,216	5,373,586	4,071,003
Cost of revenues (1)(2):
Subscription and support	1,188,967	924,638	711,880
Professional services and other	465,581	364,632	256,548
Total cost of revenues	1,654,548	1,289,270	968,428
Gross profit	5,012,668	4,084,316	3,102,575
Operating expenses (1)(2):
Research and development	946,300	792,917	623,798
Marketing and sales	3,239,824	2,757,096	2,168,132
General and administrative	748,238	679,936	596,719
Operating lease termination resulting from purchase of 50 Fremont	(36,617)	0	0
Total operating expenses	4,897,745	4,229,949	3,388,649
Income (loss) from operations	114,923	(145,633)	(286,074)
Investment income	15,341	10,038	10,218
Interest expense	(72,485)	(73,237)	(77,211)
Other expense (1)(3)	(15,292)	(19,878)	(4,868)
Gain on sales of land and building improvements	21,792	15,625	0
Income (loss) before benefit from (provision for) income taxes	64,279	(213,085)	(357,935)
Benefit from (provision for) income taxes	(111,705)	(49,603)	125,760
Net loss	$(47,426)	$(262,688)	$(232,175)
Basic net loss per share	$(0.07)	$(0.42)	$(0.39)
Diluted net loss per share	$(0.07)	$(0.42)	$(0.39)
Shares used in computing basic net loss per share	661,647	624,148	597,613
Shares used in computing diluted net loss per share	661,647	624,148	597,613
_______________
(1) Amounts include amortization of purchased intangibles from business combinations, as follows:

	Fiscal Year Ended January 31,
	2016	2015	2014
Cost of revenues	$80,918	$90,300	$109,356
Marketing and sales	77,152	64,673	37,179
Other non-operating expense	3,636	0	0
(2) Amounts include stock-based expenses, as follows:

	Fiscal Year Ended January 31,
	2016	2015	2014
Cost of revenues	$69,443	$53,812	$45,608
Research and development	129,434	121,193	107,420
Marketing and sales	289,152	286,410	258,571
General and administrative	105,599	103,350	91,681
(3) Amount includes approximately $10.3 million loss on conversions of our convertible 0.75% senior notes due January 2015 recognized during fiscal 2015.
See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Fiscal Year Ended January 31,
	2016	2015	2014
Net loss	$(47,426)	$(262,688)	$(232,175)
Other comprehensive income (loss), before tax and net of reclassification adjustments:
Foreign currency translation and other losses	(16,616)	(43,276)	(4,930)
Unrealized gains (losses) on investments	(9,193)	1,488	8,120
Other comprehensive income (loss), before tax	(25,809)	(41,788)	3,190
Tax effect	0	0	(2,647)
Other comprehensive income (loss), net of tax	(25,809)	(41,788)	543
Comprehensive loss	$(73,235)	$(304,476)	$(231,632)

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2013	585,627	$586	$2,410,892	$17,137	$(110,982)	$2,317,633
Exercise of stock options and stock grants to board members for board services	9,952	10	197,012	0	0	197,022
Vested restricted stock units converted to shares	9,265	9	0	0	0	9
Shares issued related to business combinations	2,367	2	81,191	0	0	81,193
Shares issued under employee stock plans	2,932	3	92,482	0	0	92,485
Tax benefits from employee stock plans	0	0	8,048	0	0	8,048
Stock-based expenses	0	0	494,615	0	0	494,615
Temporary equity reclassification	0	0	26,907	0	0	26,907
Equity component of the convertible notes issuance, net	0	0	121,230	0	0	121,230
Purchase of convertible note hedges	0	0	(153,800)	0	0	(153,800)
Issuance of warrants	0	0	84,800	0	0	84,800
Other comprehensive income, net of tax	0	0	0	543	0	543
Net loss	0	0	0	0	(232,175)	(232,175)
Balances at January 31, 2014	610,143	$610	$3,363,377	$17,680	$(343,157)	$3,038,510
Exercise of stock options and stock grants to board members for board services	7,413	8	182,270	0	0	182,278
Vested restricted stock units converted to shares	9,259	9	0	0	0	9
Shares issued related to business combinations	7,185	7	339,076	0	0	339,083
Shares issued under employee stock plans	3,264	4	127,816	0	0	127,820
Tax benefits from employee stock plans	0	0	7,730	0	0	7,730
Settlement of 0.75% convertible notes and related warrants	13,332	13	22,736	0	0	22,749
Stock-based expenses	0	0	561,480	0	0	561,480
Other comprehensive loss, net of tax	0	0	0	(41,788)	0	(41,788)
Net loss	0	0	0	0	(262,688)	(262,688)
Balances at January 31, 2015	650,596	$651	$4,604,485	$(24,108)	$(605,845)	$3,975,183
Exercise of stock options and stock grants to board members for board services	8,278	8	296,493	0	0	296,501
Vested restricted stock units converted to shares	8,933	9	0	0	0	9
Shares issued related to business combinations	117	0	0	0	0	0
Shares issued under employee stock plans	3,005	3	154,957	0	0	154,960
Tax benefits from employee stock plans	0	0	59,496	0	0	59,496
Stock-based expenses	0	0	589,955	0	0	589,955
Other comprehensive loss, net of tax	0	0	0	(25,809)	0	(25,809)
Net loss	0	0	0	0	(47,426)	(47,426)
Balances at January 31, 2016	670,929	$671	$5,705,386	$(49,917)	$(653,271)	$5,002,869
See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended January 31,
	2016	2015	2014
Operating activities:
Net loss	$(47,426)	$(262,688)	$(232,175)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	525,750	448,296	369,423
Amortization of debt discount and transaction costs	27,467	39,620	49,582
Gain on sales of land and building improvements	(21,792)	(15,625)	0
50 Fremont lease termination	(36,617)	0	0
Loss on conversions of convertible senior notes	0	10,326	214
Amortization of deferred commissions	319,074	257,642	194,553
Expenses related to employee stock plans	593,628	564,765	503,280
Excess tax benefits from employee stock plans	(59,496)	(7,730)	(8,144)
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	(582,425)	(544,610)	(424,702)
Deferred commissions	(380,022)	(320,904)	(265,080)
Prepaid expenses and other current assets and other assets	50,772	45,819	105,218
Accounts payable, accrued expenses and other liabilities	253,986	159,973	(29,043)
Deferred revenue	969,686	798,830	612,343
Net cash provided by operating activities	1,612,585	1,173,714	875,469
Investing activities:
Business combinations, net of cash acquired	(58,680)	38,071	(2,617,302)
Proceeds from land and building improvements held for sale	127,066	223,240	0
Purchase of 50 Fremont land and building	(425,376)	0	0
Deposit and withdrawal for purchase of 50 Fremont land and building	115,015	(126,435)	0
Non-refundable amounts received for sale of land and building	6,284	0	0
Strategic investments	(366,519)	(93,725)	(31,160)
Purchases of marketable securities	(1,139,267)	(780,540)	(558,703)
Sales of marketable securities	500,264	243,845	1,038,284
Maturities of marketable securities	37,811	87,638	36,436
Capital expenditures	(284,476)	(290,454)	(299,110)
Net cash used in investing activities	(1,487,878)	(698,360)	(2,431,555)
Financing activities:
Proceeds from borrowings on convertible senior notes, net	0	0	1,132,750
Proceeds from issuance of warrants	0	0	84,800
Purchase of convertible note hedge	0	0	(153,800)
Proceeds from (payments on) revolving credit facility, net	(300,000)	297,325	0
Proceeds from (payments on) term loan, net	0	(285,000)	283,500
Proceeds from employee stock plans	455,482	308,989	289,931
Excess tax benefits from employee stock plans	59,496	7,730	8,144
Payments on convertible senior notes	0	(568,862)	(5,992)
Principal payments on capital lease obligations	(82,330)	(70,663)	(41,099)
Net cash provided by (used in) financing activities	132,648	(310,481)	1,598,234
Effect of exchange rate changes	(7,109)	(38,391)	(7,758)
Net increase in cash and cash equivalents	250,246	126,482	34,390
Cash and cash equivalents, beginning of period	908,117	781,635	747,245
Cash and cash equivalents, end of period	$1,158,363	$908,117	$781,635
See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in thousands)

	Fiscal Year Ended January 31,
	2016	2015	2014
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$37,954	$24,684	$21,503
Income taxes, net of tax refunds	$31,462	$36,219	$28,870
Non-cash financing and investing activities:
Fixed assets acquired under capital leases	$12,948	$124,099	$492,810
Building in progress - leased facility acquired under financing obligation	$77,057	$85,118	$40,171
Fair value of equity awards assumed	$0	$1,050	$19,037
Fair value of common stock issued as consideration for business combinations	$0	$338,033	$69,533
Fair value of loan assumed on 50 Fremont	$198,751	$0	$0

See accompanying Notes.

salesforce.com, inc.
Notes to Consolidated Financial Statements
1. Summary of Business and Significant Accounting Policies
Description of Business
Salesforce.com, inc. (the “Company”) is a leading provider of enterprise cloud computing solutions, with a focus on customer relationship management, or CRM. The Company introduced its first CRM solution in February 2000, and has since expanded its service offerings with new editions, solutions, features and platform capabilities.
The Company's mission is to help its customers transform themselves into customer-centric companies by empowering them to connect with their customers in entirely new ways. The Company's Customer Success Platform, including sales force automation, customer service and support, marketing automation, community management, analytics, application development, Internet of Things integration and the Company's professional cloud services, provide the next-generation platform of enterprise applications and services to enable customer success.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions in the Company’s consolidated financial statements and notes thereto.
Significant estimates and assumptions made by management include the determination of:

•	the best estimate of selling price of the deliverables included in multiple deliverable revenue arrangements,

•	the fair value of assets acquired and liabilities assumed for business combinations,

•	the recognition, measurement and valuation of current and deferred income taxes,

•	the fair value of convertible notes,

•	the fair value of stock awards issued and related forfeiture rates,

•	the useful lives of intangible assets, property and equipment and building and structural components, and

•	the valuation of strategic investments and the determination of other-than-temporary impairments.
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
No single customer accounted for more than five percent of accounts receivable at January 31, 2016 and 2015. No single customer accounted for five percent or more of total revenue during fiscal 2016, 2015 and 2014.
Geographic Locations
As of January 31, 2016 and 2015, assets located outside the Americas were 11 percent and 12 percent of total assets, respectively.
Revenues by geographical region are as follows (in thousands):

	Fiscal Year Ended January 31,
	2016	2015	2014
Americas	$4,910,745	$3,868,329	$2,899,837
Europe	1,162,808	984,919	741,220
Asia Pacific	593,663	520,338	429,946
	$6,667,216	$5,373,586	$4,071,003
Americas revenue attributed to the United States was approximately 95 percent, 94 percent and 96 percent in fiscal 2016, 2015 and 2014, respectively. No other country represented more than ten percent of total revenue during fiscal 2016, 2015 or 2014.
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
Property and Equipment
Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of those assets as follows:

Computer, equipment and software	3 to 9 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of the estimated lease term or 10 years
Building and structural components	Average weighted useful life of 32 years
Building improvements	10 years
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
Long- Lived Assets and Impairment Assessment
The Company evaluates long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions, or other events that indicate an asset's carrying amount may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. There was no impairment of long-lived assets during fiscal 2016, 2015 or 2014.
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

Accounting for Stock-Based Expense
The Company recognizes stock-based expenses related to stock options and restricted stock awards on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four years. The aggregate stock compensation remaining to be amortized to costs and expenses will be recognized over a weighted average period of 2.0 years. The Company recognizes stock-based expenses related to shares issued pursuant to its 2004 Employee Stock Purchase Plan (“ESPP”) on a straight-line basis over the offering period, which is 12 months. Stock-based expenses are recognized net of estimated forfeiture activity. The estimated forfeiture rate applied is based on historical forfeiture rates. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option pricing model.
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Fiscal Year Ended January 31,
Stock Options	2016	2015	2014
Volatility	32-37%	37%	37-43%
Estimated life	3.5 years	3.6 years	3.4 years
Risk-free interest rate	1.09-1.42%	1.12-1.53%	0.48-1.21%
Weighted-average fair value per share of grants	$20.22	$17.20	$14.08

	Fiscal Year Ended January 31,
ESPP	2016	2015	2014
Volatility	30-34%	32-35%	31-35%
Estimated life	0.75 years	0.75 years	0.75 years
Risk-free interest rate	0.06-0.76%	0.07-0.23%	0.07-0.10%
Weighted-average fair value per share of grants	$19.49	$14.56	$10.30
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
Advertising Expenses
Advertising is expensed as incurred. Advertising expense was $315.6 million, $203.6 million and $155.8 million for fiscal 2016, 2015 and 2014, respectively.
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
In September 2015, the FASB issued Accounting Standards Update No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments (Topic 805)” (“ASU 2015-16”) which eliminates the requirement to restate prior period financial statements for measurement period adjustments in business combinations. ASU 2015-16 requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The Company is evaluating the impact of the adoption of ASU 2015-16 on its consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”) which requires all deferred income taxes to be classified as noncurrent on the balance sheet. The amendments would be effective for annual periods beginning after December 15, 2016. The Company early adopted this standard retrospectively for all prior periods and reclassified all current deferred tax assets and liabilities to noncurrent deferred tax assets and liabilities on the consolidated balance sheets for all periods presented.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The new standard is effective for interim and annual periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the impact to its consolidated financial statements.
Reclassifications
Certain reclassifications to the fiscal 2015 balances were made to conform to the current period presentation in the Balance Sheet. These reclassifications include strategic investments and other assets, net.
2. Investments
Marketable Securities
At January 31, 2016, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$949,266	$1,398	$(2,983)	$947,681
U.S. treasury securities	157,625	375	(56)	157,944
Mortgage backed obligations	104,242	106	(323)	104,025
Asset backed securities	271,292	186	(226)	271,252
Municipal securities	44,934	209	(6)	45,137
Foreign government obligations	18,014	42	(5)	18,051
U.S. agency obligations	16,076	16	(6)	16,086
Covered bonds	6,690	148	0	6,838
Total marketable securities	$1,568,139	$2,480	$(3,605)	$1,567,014
At January 31, 2015, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$605,724	$3,031	$(481)	$608,274
U.S. treasury securities	73,226	257	(1)	73,482
Mortgage backed obligations	44,181	159	(415)	43,925
Asset backed securities	120,049	131	(43)	120,137
Municipal securities	36,447	115	(25)	36,537
Foreign government obligations	12,023	278	0	12,301
U.S. agency obligations	19,488	26	(4)	19,510
Covered bonds	66,816	1,185	0	68,001
Total marketable securities	$977,954	$5,182	$(969)	$982,167

The duration of the investments classified as marketable securities is as follows (in thousands):

	As of
	January 31, 2016	January 31, 2015
Recorded as follows:
Short-term (due in one year or less)	$183,018	$87,312
Long-term (due after one year)	1,383,996	894,855
	$1,567,014	$982,167
As of January 31, 2016, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$531,258	$(2,472)	$48,047	$(511)	$579,305	$(2,983)
U.S. treasury securities	50,434	(56)	0	0	50,434	(56)
Mortgage backed obligations	61,055	(274)	4,780	(49)	65,835	(323)
Asset backed securities	135,917	(199)	5,490	(27)	141,407	(226)
Municipal securities	4,553	(4)	1,959	(2)	6,512	(6)
U.S. agency obligations	5,989	(6)	0	0	5,989	(6)
Foreign government obligations	5,523	(5)	0	0	5,523	(5)
	$794,729	$(3,016)	$60,276	$(589)	$855,005	$(3,605)
The unrealized loss for each individual fixed rate marketable securities was less than $115,000. The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of January 31, 2016. The Company expects to receive the full principal and interest on all of these marketable securities.
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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of January 31, 2016 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of January 31, 2016
Cash equivalents (1):
Time deposits	$0	$236,798	$0	$236,798
Money market mutual funds	216,107	0	0	216,107
Commercial Paper	0	159,230	0	159,230
Agency and sovereign paper	0	13,599	0	13,599
Marketable securities:
Corporate notes and obligations	0	947,681	0	947,681
U.S. treasury securities	0	157,944	0	157,944
Mortgage backed obligations	0	104,025	0	104,025
Asset backed securities	0	271,252	0	271,252
Municipal securities	0	45,137	0	45,137
Foreign government obligations	0	18,051	0	18,051
U.S. agency obligations	0	16,086	0	16,086
Covered bonds	0	6,838	0	6,838
Foreign currency derivative contracts (2)	0	4,731	0	4,731
Total Assets	$216,107	$1,981,372	$0	$2,197,479
Liabilities
Foreign currency derivative contracts (3)	$0	$14,025	$0	$14,025
Total Liabilities	$0	$14,025	$0	$14,025
_____________
(1)Included in “cash and cash equivalents” in the accompanying consolidated balance sheet as of January 31, 2016, in addition to $532.6 million of cash.
(2)Included in “prepaid expenses and other current assets” in the accompanying consolidated balance sheet as of January 31, 2016.
(3)Included in “accounts payable, accrued expenses and other liabilities” in the consolidated balance sheet as of January 31, 2016.

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
(3)Included in “accounts payable, accrued expenses and other liabilities” in the accompanying consolidated balance sheet as of January 31, 2015.
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company uses forward currency derivative contracts to minimize the Company’s exposure to balances primarily denominated in Euros, Japanese yen, Canadian dollars, Australian dollars and British pounds. The Company’s foreign currency derivative contracts, which are not designated as hedging instruments, are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. As of January 31, 2016 and 2015, the foreign currency derivative contracts that were not settled were recorded at fair value on the consolidated balance sheets.
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

Details on outstanding foreign currency derivative contracts related primarily to intercompany receivables and payables are presented below (in thousands):

	As of January 31,
	2016	2015
Notional amount of foreign currency derivative contracts	$1,274,515	$942,086
Fair value of foreign currency derivative contracts	$(9,294)	$4,917

The fair value of the Company’s outstanding derivative instruments are summarized below (in thousands):

		Fair Value of Derivative Instruments
		As of January 31,
	Balance Sheet Location	2016	2015
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$4,731	$10,611
Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Accounts payable, accrued expenses and other liabilities	$14,025	$5,694

The effect of the derivative instruments not designated as hedging instruments on the consolidated statements of operations during fiscal 2016, 2015 and 2014, respectively, are summarized below (in thousands):

Derivatives Not Designated as Hedging Instruments	Gains (losses) on Derivative Instruments Recognized in Income
		Fiscal Year Ended January 31,
	Location	2016	2015	2014
Foreign currency derivative contracts	Other expense	$(25,786)	$(1,186)	$108
Strategic Investments

The Company's strategic investments are comprised of marketable equity securities and non-marketable debt and equity securities. Marketable equity securities are measured using quoted prices in their respective active markets and the non-marketable equity and debt securities are recorded at cost. These investments are presented on the consolidated balance sheets within strategic investments.

As of January 31, 2016, the Company had six investments in marketable equity securities with a fair value of $16.2 million, which includes an unrealized gain of $8.5 million. As of January 31, 2015, the Company had four investments in marketable equity securities with a fair value of $17.8 million, which included an unrealized gain of $13.1 million. The change in the fair value of the investments in publicly held companies is recorded in the consolidated balance sheets within strategic investments and accumulated other comprehensive loss.

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

As of January 31, 2016 and 2015, the carrying value of the Company’s non-marketable debt and equity securities was $504.5 million and $158.0 million, respectively. The estimated fair value of the non-marketable debt and equity securities was approximately $714.1 million and $280.0 million as of January 31, 2016 and January 31, 2015, respectively. These investments are measured using the cost method of accounting, therefore the unrealized gains of $209.6 million and $122.0 million as of January 31, 2016 and January 31, 2015, respectively, are not recorded in the consolidated financial statements.
Strategic investments consisted of the following (in thousands):

Description	Balance at beginning of year	Additions	Sales, dispositions and fair market value adjustments (1)	Balance at end of year
Fiscal year ended January 31, 2016
Strategic investments	$175,774	386,219	(41,272)	$520,721
Fiscal year ended January 31, 2015
Strategic investments	$92,489	101,774	(18,489)	$175,774
(1) Amounts include the release of the cost-basis and the current unrealized gain or loss balance recorded in accumulated other comprehensive loss when shares of a publicly-held investment are sold, disposition-related reductions of a cost-basis investment if a privately-held company within the portfolio is acquired by another company, fair market value adjustments such as cost basis reductions related to impairments that are other-than-temporary and unrealized gains or losses related to investments held in publicly traded companies.
Investment Income
Investment income consists of interest income, realized gains, and realized losses on the Company’s cash, cash equivalents and marketable securities. The components of investment income are presented below (in thousands):

	Fiscal Year Ended January 31,
	2016	2015	2014
Interest income	$14,146	$10,129	$9,512
Realized gains	3,287	517	5,952
Realized losses	(2,092)	(608)	(5,246)
Total investment income	$15,341	$10,038	$10,218
Reclassification adjustments out of accumulated other comprehensive loss into net loss were immaterial for fiscal 2016, 2015 and 2014, respectively.
3. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of January 31,
	2016	2015
Land	$183,888	$0
Buildings	614,081	125,289
Computers, equipment and software	1,281,766	1,171,762
Furniture and fixtures	82,242	71,881
Leasehold improvements	473,688	376,761
	2,635,665	1,745,693
Less accumulated depreciation and amortization	(919,837)	(619,827)
	$1,715,828	$1,125,866
Depreciation and amortization expense totaled $302.0 million, $246.6 million and $185.9 million during fiscal 2016, 2015 and 2014, respectively.

Computers, equipment and software at January 31, 2016 and 2015 included a total of $747.1 million and $734.7 million acquired under capital lease agreements, respectively. Accumulated amortization relating to computers, equipment and software under capital leases totaled $310.3 million and $206.7 million, respectively, at January 31, 2016 and 2015. Amortization of assets under capital leases is included in depreciation and amortization expense.
Land
In August 2014, the Company sold approximately 3.7 net acres of its undeveloped real estate, which had been classified as held for sale, for a total of $72.5 million. The Company recognized a gain of $7.8 million, net of closing costs, on the sale of this portion of the Company’s land and building improvements.
Separately, in September 2014, the Company sold approximately 1.5 net acres of its remaining undeveloped real estate, which had been classified as held for sale, and the remaining portion of the perpetual parking rights, for a total of $125.0 million. The Company recognized a gain of $7.8 million, net of closing costs, on the sale of this portion of the Company’s land, building improvements and perpetual parking rights.

In October 2015, the Company sold approximately 8.8 net acres of undeveloped real estate and the associated perpetual parking rights in San Francisco, California, which were classified as held for sale. The total proceeds from the sale were $157.1 million, of which the Company received $127.1 million in October 2015 and previously received a nonrefundable deposit in the amount of $30.0 million during April 2014. The Company recognized a gain of $21.8 million, net of closing costs, on the sale of this portion of the Company’s land and building improvements and perpetual parking rights.
Building
In December 2013, the Company entered into a lease agreement for approximately 445,000 rentable square feet of office space at 350 Mission Street in San Francisco, California. The space rented is for the total office space available in the building, which is in the process of being constructed. As a result of the Company’s involvement during the construction period, the Company is considered for accounting purposes to be the owner of the construction project. As of January 31, 2016, the Company had capitalized $174.6 million of construction costs, based on the construction costs incurred to date by the landlord, and recorded a corresponding current and noncurrent financing obligation liability of $15.4 million and $196.7 million, respectively. As of January 31, 2015, the Company had capitalized $125.3 million of construction costs, based on the construction costs incurred to date by the landlord, and recorded a corresponding noncurrent financing obligation liability of $125.3 million. The total expected financing obligation associated with this lease upon completion of the construction of the building, inclusive of the amounts currently recorded, is $334.0 million, including interest (see Note 10 “Commitments” for future commitment details). The obligation will be settled through monthly lease payments to the landlord once the office space is ready for occupancy. To the extent that operating expenses for 350 Mission are material, the Company, as the deemed accounting owner, will record the operating expenses. In April 2015, the building was placed into service and depreciation commenced.
4. Business Combinations
50 Fremont

In February 2015, the Company acquired 50 Fremont Street, a 41-story building totaling approximately 817,000 rentable square feet located in San Francisco, California (“50 Fremont”). At the time of the acquisition, the Company was leasing approximately 500,000 square feet of the available space in 50 Fremont. As of January 31, 2016, the Company occupied approximately 567,000 square feet. The Company acquired 50 Fremont for the purpose of expanding its global headquarters in San Francisco. Pursuant to the acquisition agreement, the Company also acquired existing third-party leases and other intangible property, terminated the Company’s existing office leases with the seller and assumed the seller's outstanding loan on 50 Fremont. In accordance with Accounting Standards Codification 805 (“ASC 805”), Business Combinations, the Company accounted for the building purchase as a business combination.
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
In connection with the purchase, the Company recognized a net non-cash gain totaling approximately $36.6 million on the termination of the lease signed in January 2012. This amount reflects a gain of $46.1 million for the reversal of tenant incentives provided from the previous landlord at the inception of the lease and a loss of $9.5 million related to the termination of the Company's operating lease. The tax impact as a result of the difference between tax and book basis of the building is insignificant after considering the impact of the Company's valuation allowance. The amounts above have been included in the Company's consolidated statements of operations and consolidated balance sheet. The Company has included the rental income from third party leases with other tenants in the building, and the proportionate share of building expenses for those leases in other expense in the Company's consolidated results of operations from the date of acquisition. These amounts are recorded in other expense as this net rental income is not part of our core operations. These amounts were not material for the periods presented.
Business Combinations Fiscal 2016
During fiscal 2016, the Company acquired several companies for an aggregate of $60.1 million in cash, net of cash acquired, and has included the financial results of these companies in its consolidated financial statements from the respective dates of acquisition. These transactions, individually and in aggregate, are not material to the Company. The Company accounted for these transactions as business combinations. In allocating the purchase consideration for each company based on estimated fair values, the Company recorded $68.7 million of goodwill. Some of the goodwill balance associated with these transactions is deductible for U.S. income tax purposes.

Fiscal Year 2015

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
Goodwill consisted of the following (in thousands):

Balance as of January 31, 2014	$3,500,823
RelateIQ	289,857
Finalization of acquisition date fair values	(8,020)
Balance as of January 31, 2015	3,782,660
Other acquisitions	68,655
Finalization of acquisition date fair values	(1,378)
Balance as of January 31, 2016	$3,849,937
There was no impairment of goodwill during fiscal 2016, 2015 or 2014.
Intangible Assets
Intangible assets acquired resulting from business combinations are as follows as of January 31, 2016 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life
Acquired developed technology	$684,260	$(451,889)	$232,371	3.4
Customer relationships	410,763	(160,866)	249,897	5.2
Trade name and trademark	38,980	(38,980)	0	0.0
Territory rights and other	12,372	(8,585)	3,787	2.6
50 Fremont lease intangibles	7,713	(3,762)	3,951	2.3
Total	$1,154,088	$(664,082)	$490,006	4.3

Intangible assets acquired resulting from business combinations were as follows as of January 31, 2015 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life
Acquired developed technology	$674,160	$(371,997)	$302,163	4.3
Customer relationships	409,603	(107,245)	302,358	6.1
Trade name and trademark	38,980	(17,142)	21,838	1.0
Territory rights	12,355	(6,522)	5,833	3.1
Total	$1,135,098	$(502,906)	$632,192	5.0

The expected future amortization expense for purchased intangible assets as of January 31, 2016 is as follows (in thousands):

Fiscal Period:
Fiscal 2017	$131,491
Fiscal 2018	118,762
Fiscal 2019	101,425
Fiscal 2020	73,268
Fiscal 2021	45,859
Thereafter	19,201
Total amortization expense	$490,006
5. Debt
Convertible Senior Notes

	Par Value Outstanding	Equity Component Recorded at Issuance		Liability Component of Par Value as of January 31,
(in thousands)				2016	2015
0.25% Convertible Senior Notes due April 1, 2018	$1,150,000	$122,421	(1)	$1,095,059	$1,070,692
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
The 0.25% Senior Notes consisted of the following (in thousands):

	As of
	January 31, 2016	January 31, 2015
Liability component :
Principal:
0.25% Senior Notes (1)	$1,150,000	$1,150,000
Less: debt discount, net
0.25% Senior Notes (2)	(54,941)	(79,308)
Net carrying amount	$1,095,059	$1,070,692
(1)The effective interest rates of the 0.25% Senior Notes is 2.53%. These interest rates were based on the interest rates of a similar liability at the time of issuance that did not have an associated convertible feature.
(2)Included in the consolidated balance sheets within Convertible 0.25% Senior Notes (which is classified as a noncurrent liability) and is amortized over the life of the 0.25% Senior Notes using the effective interest rate method.
The total estimated fair values of the Company’s 0.25% Senior Notes at January 31, 2016 was $1.4 billion. The fair value was determined based on the closing trading price per $100 of the 0.25% Senior Notes as of the last day of trading for fiscal 2016.
Based on the closing price of the Company’s common stock of $68.06 on January 29, 2016, the if-converted value of the 0.25% Senior Notes exceeded their principal amount by approximately $28.0 million. Based on the terms of the 0.25% Senior Notes, the Senior Notes were not convertible at any time during the fiscal year ended January 31, 2016.
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
In October 2014, the Company repaid the Term Loan in full and the Prior Credit Agreement was terminated.
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
The Credit Agreement contains certain customary affirmative and negative covenants, including a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, a limit on the Company’s ability to incur additional indebtedness, dispose of assets, make certain acquisition transactions, pay dividends or distributions, and certain other restrictions on the Company’s activities each defined specifically in the Credit Agreement. The Company was in compliance with the Credit Agreement’s covenants as of January 31, 2016.

In March 2015, the Company paid down $300.0 million of outstanding borrowings under the Credit Facility. There are currently no outstanding borrowings held under the Credit Facility as of January 31, 2016.
The weighted average interest rate on borrowings under the Credit Facility was 1.6% for the period beginning October 6, 2014 and ended March 2015. The Company continues to pay a fee on the undrawn amount of the Credit Facility.

Loan Assumed on 50 Fremont

The Company assumed a $200.0 million loan with the acquisition of 50 Fremont (the “Loan”). The Loan bears an interest rate of 3.75% per annum and is due in June 2023. The Loan initially requires interest only payments. Beginning in fiscal year 2019, principal and interest payments are required, with the remaining principal due at maturity. For the fiscal year 2016, total interest expense recognized was $7.3 million. The Loan can be prepaid at any time subject to a yield maintenance fee. The agreement governing the Loan contains certain customary affirmative and negative covenants that the Company was in compliance with as of January 31, 2016.
Interest Expense on Convertible Senior Notes, Revolving Credit Facility and Loan Secured by 50 Fremont
The following table sets forth total interest expense recognized related to the Notes, the Term Loan and the Credit Facility prior to capitalization of interest (in thousands):

	Fiscal Year Ended January 31,
	2016	2015	2014
Contractual interest expense	$11,879	$10,224	$10,195
Amortization of debt issuance costs	4,105	4,622	4,470
Amortization of debt discount	24,504	36,575	46,942
	$40,488	$51,421	$61,607
6. Other Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	January 31, 2016	January 31, 2015
Prepaid income taxes	$22,044	$21,514
Customer contract asset	1,423	16,620
Other taxes receivable	27,341	27,540
Prepaid expenses and other current assets	199,786	179,352
	$250,594	$245,026
Customer contract asset reflects future billings of amounts that are contractually committed by ExactTarget’s existing customers as of the acquisition date that will be billed in the next 12 months. As the Company bills these customers this balance will reduce and accounts receivable will increase.
Included in prepaid expenses and other current assets are value-added tax and sales tax receivables associated with the sale of the Company's services to third parties. Value-added tax and sales tax receivables totaled $27.3 million and $27.5 million at January 31, 2016 and 2015, respectively.

Capitalized Software, net
Capitalized software consisted of the following (in thousands):

	As of
	January 31, 2016	January 31, 2015
Capitalized internal-use software development costs, net of accumulated amortization of $186,251 and $136,314, respectively	$123,065	$96,617
Acquired developed technology, net of accumulated amortization of $481,118 and $392,736, respectively	261,193	336,781
	$384,258	$433,398
Capitalized internal-use software amortization expense totaled $49.9 million, $35.7 million, $29.2 million for fiscal 2016, 2015 and 2014, respectively. Acquired developed technology amortization expense totaled $88.4 million, $98.4 million and $114.7 million for fiscal 2016, 2015 and 2014, respectively.
The Company capitalized $6.1 million, $5.3 million and $3.5 million of stock-based expenses related to capitalized internal-use software development and deferred professional services during fiscal 2016, 2015 and 2014, respectively.
Other Assets, net
Other assets consisted of the following (in thousands):

	As of
	January 31, 2016	January 31, 2015
Deferred income taxes, noncurrent, net	$15,986	$16,948
Long-term deposits	19,469	19,715
Purchased intangible assets, net of accumulated amortization of $212,248 and $130,968, respectively	258,580	329,971
Acquired intellectual property, net of accumulated amortization of $22,439 and $15,695, respectively	10,565	15,879
Customer contract asset	93	1,447
Other	74,069	76,259
	$378,762	$460,219

Purchased intangible assets amortization expense for fiscal 2016, 2015 and 2014 was $81.3 million, $64.6 million, $37.6 million respectively. Acquired intellectual property amortization expense for fiscal 2016, 2015 and 2014 was $6.7 million, $5.0 million and $4.2 million respectively.

Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of
	January 31, 2016	January 31, 2015
Accounts payable	$71,481	$95,537
Accrued compensation	554,502	457,102
Accrued other liabilities	447,729	321,032
Accrued income and other taxes payable	205,781	184,844
Accrued professional costs	33,814	16,889
Customer liability, current (1)	6,558	13,084
Accrued rent	14,071	14,847
Financing obligation, building in progress-leased facility, current	15,402	0
	$1,349,338	$1,103,335

(1) Customer liability reflects the legal obligation to provide future services that are contractually committed to ExactTarget’s existing customers but unbilled as of the acquisition date in July 2013. As these services are invoiced, this balance will decrease and deferred revenue will increase.
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following (in thousands):

	As of
	January 31, 2016	January 31, 2015
Deferred income taxes and income taxes payable	$85,996	$66,541
Customer liability, noncurrent	66	1,026
Financing obligation, building in progress-leased facility	196,711	125,289
Long-term lease liabilities and other	550,292	701,612
	$833,065	$894,468
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
In September 2011, the Company’s Board of Directors amended and restated the ESPP. In conjunction with the amendment of the ESPP, the Company’s Board of Directors determined that the offerings under the ESPP would commence, beginning with a twelve month offering period starting in December 2011. As of January 31, 2016, $37.5 million has been withheld on behalf of employees for future purchases under the ESPP and is recorded in accounts payable, accrued expenses and other liabilities. Employees purchased 3.0 million shares for $155.0 million and 3.3 million shares for $127.8 million, in fiscal 2016 and 2015, respectively, under the ESPP.
Prior to February 1, 2006, options issued under the Company’s stock option plans generally had a term of 10 years. From February 1, 2006 through July 3, 2013, options issued had a term of five years. After July 3, 2013, options issued have a term of seven years.
During fiscal 2016, the Company granted a performance-based restricted stock unit award to the Chairman of the Board and Chief Executive Officer subject to vesting based on a performance-based condition and a service-based condition. These performance-based restricted stock units will vest simultaneously if the performance condition is achieved.
Stock activity excluding the ESPP is as follows:

		Options Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2015	30,789,538	29,458,361	$44.36
Increase in shares authorized:
2013 Equity Incentive Plan	39,148,364	0	0.00
2014 Inducement Equity Incentive Plan	231,871	0	0.00
Options granted under all plans	(7,119,327)	7,119,327	78.85
Restricted stock activity	(15,905,661)	0	0.00
Performance restricted stock units	(411,471)	0	0.00
Stock grants to board and advisory board members	(192,298)	0	0.00
Exercised	0	(8,188,987)	35.53
Plan shares expired	(1,791,011)	0	0.00
Canceled	2,129,903	(2,129,903)	46.87
Balance as of January 31, 2016	46,879,908	26,258,798	$56.26	$386,893,769
Vested or expected to vest		23,956,184	$54.97	$375,375,548
Exercisable as of January 31, 2016		9,763,563	$41.99	$254,557,559
The total intrinsic value of the options exercised during fiscal 2016, 2015 and 2014 was $291.3 million, $250.3 million and $292.3 million respectively. The intrinsic value is the difference between the current market value of the stock and the exercise price of the stock option.
The weighted-average remaining contractual life of vested and expected to vest options is approximately 4.75 years.
As of January 31, 2016, options to purchase 9,763,563 shares were vested at a weighted average exercise price of $41.99 per share and had a remaining weighted-average contractual life of approximately 3.3 years. The total intrinsic value of these vested options as of January 31, 2016 was $254.6 million.

The following table summarizes information about stock options outstanding as of January 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.86 to $37.95	4,555,639	2.0	$29.18	3,838,627	$28.42
$38.03 to $52.14	2,556,681	2.3	39.94	1,826,462	39.62
$52.30	3,800,524	4.8	52.30	1,852,072	52.30
$53.60 to $57.79	1,466,601	5.4	55.29	459,196	55.31
$59.34	6,313,261	5.8	59.34	1,739,344	59.34
$59.37 to $77.86	1,925,609	6.2	68.04	47,862	63.07
$80.99	5,640,483	6.8	80.99	0	0.00
	26,258,798	4.9	$56.26	9,763,563	$41.99
Restricted stock activity is as follows:

	Restricted Stock Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2014	24,653,578	$0.001
Granted- restricted stock units and awards	11,170,913	0.001
Canceled	(3,174,976)	0.001
Vested and converted to shares	(9,505,507)	0.001
Balance as of January 31, 2015	23,144,008	$0.001
Granted- restricted stock units and awards	9,736,623	0.001
Granted- performance stock units	191,382	0.001
Canceled	(2,715,332)	0.001
Vested and converted to shares	(9,062,096)	0.001
Balance as of January 31, 2016	21,294,585	$0.001	$1,449,309,455
Expected to vest	17,846,945		$1,214,663,077
The restricted stock, which upon vesting entitles the holder to one share of common stock for each share of restricted stock, has an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and generally vests over 4 years.
The weighted-average grant date fair value of the restricted stock issued for fiscal 2016, 2015 and 2014 was $73.61,$58.89 and $46.99, respectively.

Common Stock
The following number of shares of common stock were reserved and available for future issuance at January 31, 2016:

Options outstanding	26,258,798
Restricted stock awards and units and performance stock units outstanding	21,294,585
Stock available for future grant:
2013 Equity Incentive Plan	46,233,360
2014 Inducement Equity Incentive Plan	646,548
2004 Employee Stock Purchase Plan	6,844,796
Convertible senior notes	17,308,880
Warrants	17,308,880
135,895,847
During fiscal years 2016, 2015 and 2014, certain board members received stock grants totaling 67,041 shares of common stock, 83,127 shares of common stock and 108,800 shares of common stock, respectively for board services pursuant to the terms described in the 2013 Plan and previously, the 2004 Outside Directors Stock Plan. The expense related to these awards, which was expensed immediately at the time of the issuance, totaled $4.8 million, $5.0 million and $4.5 million for fiscal 2016, 2015 and 2014, respectively.
Preferred Stock
The Company’s board of directors has the authority, without further action by stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. The ability to issue preferred stock could delay or impede a change in control. As of January 31, 2016 and 2015, no shares of preferred stock were outstanding.
8. Income Taxes
Effective Tax Rate
The domestic and foreign components of income (loss) before provision for (benefit from) income taxes consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2016	2015	2014
Domestic	$(49,558)	$(211,253)	$(326,392)
Foreign	113,837	(1,832)	(31,543)
	$64,279	$(213,085)	$(357,935)

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2016	2015	2014
Current:
Federal	$40,723	$893	$(10,431)
State	13,023	1,388	(245)
Foreign	57,347	50,493	39,784
Total	111,093	52,774	29,108
Deferred:
Federal	1,453	8,771	(128,798)
State	(426)	(10,830)	(22,012)
Foreign	(415)	(1,112)	(4,058)
Total	612	(3,171)	(154,868)
Provision for (benefit from) income taxes	$111,705	$49,603	$(125,760)
During fiscal 2016, 2015 and 2014, the Company recorded net tax benefits that resulted from allocating certain tax effects related to exercises of stock options and vesting of restricted stock directly to stockholders’ equity in the amount of $59.5 million, $7.7 million and $8.1 million, respectively.
In fiscal 2016, the Company recorded income taxes in profitable jurisdictions outside the United States and current tax expense in the United States. The Company had U.S. current tax expense as a result of taxable income before considering certain excess tax benefits from stock options and vesting of restricted stock. In fiscal 2015, the Company recorded income taxes in profitable jurisdictions outside the United States, which was partially offset by tax benefits from current year losses incurred by ExactTarget in certain state jurisdictions. In fiscal 2014, the Company recorded a partial release of its valuation allowance primarily in connection with the acquisition of ExactTarget. Due to the ExactTarget acquisition, a deferred tax liability was recorded for the book-tax basis difference related to purchased intangibles. The net deferred tax liability from acquisitions provided an additional source of income to support the realizability of the Company’s pre-existing deferred tax assets and as a result, the Company released a portion of its valuation allowance and recorded a tax benefit of $143.1 million.

A reconciliation of income taxes at the statutory federal income tax rate to the provision for (benefit from) income taxes included in the accompanying consolidated statements of operations is as follows (in thousands):

	Fiscal Year Ended January 31,
	2016	2015	2014
U.S. federal taxes at statutory rate	$22,498	$(74,580)	$(125,277)
State, net of the federal benefit	(5,260)	(5,332)	(10,780)
Foreign taxes in excess of the U.S. statutory rate	(25,780)	29,880	33,412
Change in valuation allowance	139,565	100,143	(25,048)
Tax credits	(48,943)	(28,056)	(22,293)
Non-deductible expenses	26,841	26,224	21,407
Tax expense/(benefit) from acquisitions	1,584	2,341	1,811
Other, net	1,200	(1,017)	1,008
Provision for (benefit from) income taxes	$111,705	$49,603	$(125,760)

In December 2015, the U.S Tax Court ("Tax Court") formally entered its decision in Altera Corporation's ("Altera") litigation with the Internal Revenue Service ("IRS"). The litigation relates to the treatment of stock-based compensation expense in an inter-company cost-sharing arrangement with Altera's foreign subsidiary. In its opinion, the Tax Court accepted Altera's position of excluding stock-based compensation from its inter-company cost-sharing arrangement. However, the IRS appealed the Tax Court's decision on February 19, 2016. The Company will continue to monitor this matter and the related potential impacts to its financial statements. During the third quarter of fiscal 2016, the Company amended its inter-company cost-sharing arrangement to exclude stock-based compensation expense beginning in fiscal 2016 and accordingly, the Company recognized the related tax benefit through its tax provision. The Company also recorded a tax benefit of $30.4 million related to the Company's historical tax filing position, which was offset by the valuation allowance. In the above reconciliation, most of the Altera related tax benefit was reflected in the foreign taxes in excess of the U.S. statutory rate, which was partially offset by the change in valuation allowance.
In December 2015, the Protecting Americans from Tax Hikes (PATH) Act of 2015 was signed into law, which made permanent several business-related provisions such as the research tax credit for qualifying amounts paid or incurred after December 31, 2014, and extended other expired provisions including bonus depreciation. While the retroactive benefit of the research tax credits was fully offset by an increase of the Company's valuation allowance in fiscal 2016 tax provision, the bonus depreciation election reduced the Company's taxable income before considering certain excess tax benefits from stock options and vesting of restricted stock, which correspondingly reduced U.S current tax expense by $18.9 million.
In December 2014, the Tax Increase Prevention Act of 2014 was signed into law, which retroactively renewed expired provisions including research and development tax credits through the end of calendar year 2014. The enacted law change did not impact the Company's fiscal 2015 tax provision as the retroactive benefit of the research tax credits was fully offset by an increase in valuation allowance.
The Company receives certain tax incentives in Switzerland and Singapore in the form of reduced tax rates. The tax reduction program in Switzerland expired in fiscal 2015, and the program in Singapore expired in fiscal 2016.

Deferred Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	As of January 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$260,015	$252,858
Deferred stock-based expense	89,532	96,753
Tax credits	211,997	152,715
Deferred rent expense	49,790	58,849
Accrued liabilities	122,950	92,506
Deferred revenue	14,261	15,664
Basis difference on strategic and other investments	26,202	24,637
Financing obligation	127,198	84,095
Deferred cost sharing adjustment	30,351	0
Other	22,845	20,017
Total deferred tax assets	955,141	798,094
Less valuation allowance	(439,971)	(293,097)
Deferred tax assets, net of valuation allowance	515,170	504,997
Deferred tax liabilities:
Deferred commissions	(121,071)	(107,197)
Purchased intangibles	(160,200)	(213,920)
Unrealized gains on investments	(2,858)	(1,793)
Depreciation and amortization	(224,435)	(171,908)
Other	(2,207)	(3,157)
Total deferred tax liabilities	(510,771)	(497,975)
Net deferred tax assets	$4,399	$7,022
At January 31, 2016, for federal income tax purposes, the Company had net operating loss carryforwards of approximately $2.3 billion, which expire in fiscal 2021 through fiscal 2036, federal research and development tax credits of approximately $146.3 million, which expire in fiscal 2020 through fiscal 2036, foreign tax credits of approximately $26.8 million, which expire in fiscal 2019 through fiscal 2026, and minimum tax credits of $0.7 million, which have no expiration date. For California income tax purposes, the Company had net operating loss carryforwards of approximately $845.0 million which expire beginning in fiscal 2017 through fiscal 2036, California research and development tax credits of approximately $124.2 million, which do not expire, and $9.5 million of enterprise zone tax credits, which expire in fiscal 2025. For other states income tax purposes, the Company had net operating loss carryforwards of approximately $1.1 billion which expire beginning in fiscal 2017 through fiscal 2036 and tax credits of approximately $11.1 million, which expire beginning in fiscal 2021 through fiscal 2026. Utilization of the Company’s net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some or all of its deferred tax assets will not be realized. The Company evaluates and weighs all available positive and negative evidence such as historic results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years. The Company recorded a valuation allowance as it considered its cumulative loss in recent years as a significant piece of negative evidence that is difficult to overcome. During fiscal 2016, the valuation allowance increased by $146.9 million, primarily due to federal and state research tax credits and other U.S deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions going forward.

The excess tax benefits associated with stock option exercises are recorded directly to stockholders’ equity only when such benefits are realized following the tax law ordering approach. As a result, the excess tax benefits included in net operating loss carryforwards but are not reflected in deferred tax assets for fiscal 2016 and 2015 are $623.2 million and $527.2 million, respectively.
Tax Benefits Related to Stock-Based Expense
The total income tax benefit related to stock-based awards was $180.2 million, $170.8 million and $147.8 million for fiscal 2016, 2015 and 2014, respectively, the majority of which was not recognized as a result of the valuation allowance.
Unrecognized Tax Benefits and Other Considerations
The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. Certain prior year tax returns are currently being examined by various taxing authorities in countries including the United States, Switzerland and the United Kingdom. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50 percent likely to be realized upon settlement with the taxing authority. The Company had gross unrecognized tax benefits of $172.7 million, $146.2 million, and $102.3 million as of January 31, 2016, 2015 and 2014 respectively.
A reconciliation of the beginning and ending balance of total unrecognized tax benefits for fiscal years 2016, 2015 and 2014 is as follows (in thousands):

	Fiscal Year Ended January 31,
	2016	2015	2014
Balance as of February 1,	$146,188	$102,275	$75,144
Tax positions taken in prior period:
Gross increases	7,456	17,938	8,420
Gross decreases	(7,264)	(1,967)	(4,466)
Tax positions taken in current period:
Gross increases	38,978	34,226	27,952
Settlements	(8,684)	0	0
Lapse of statute of limitations	(781)	(1,224)	(5,205)
Currency translation effect	(3,152)	(5,060)	430
Balance as of January 31,	$172,741	$146,188	$102,275

For fiscal 2016, 2015 and 2014 total unrecognized tax benefits in an amount of $56.2 million, $44.6 million and $34.9 million, respectively, if recognized, would reduce income tax expense and the Company’s effective tax rate after considering the impact of the change in valuation allowance in the U.S.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the income tax provision. The Company accrued penalties and interest in the amount of $1.3 million, $1.3 million and $0.6 million in income tax expense during fiscal 2016, 2015 and 2014, respectively. The balance in the non-current income tax payable related to penalties and interest was $6.3 million, $4.6 million and $3.3 million as of January 31, 2016, 2015 and 2014, respectively.
The Company has operations and taxable presence in multiple jurisdictions in the U.S. and outside of the U.S. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions around the world. The Company currently considers U.S. federal and state, Canada, Japan, Australia, Germany, France and the United Kingdom to be major tax jurisdictions. The Company’s U.S. federal and state tax returns since February 1999, which was the inception of the Company, remain open to examination. With some exceptions, tax years prior to fiscal 2008 in jurisdictions outside of U.S. are generally closed. However, in Japan and United Kingdom, the Company is no longer subject to examinations for years prior to fiscal 2014 and fiscal 2011, respectively.

The Company is currently under audit by the U.S. Internal Revenue Service and California Franchise Tax Board for fiscal 2011 to 2012 and fiscal 2009 to 2010, respectively. Additionally, examinations are conducted in other international jurisdictions, including Switzerland and the United Kingdom. During fiscal 2016, the Company completed examinations or effectively settled on tax positions with various taxing authorities and accordingly, decreased unrecognized tax benefits by $8.7 million resulting from settlements. The Company regularly evaluates its uncertain tax positions and the likelihood of outcomes from these tax examinations. Significant judgment and estimates are necessary in the determination of income tax reserves. The Company believes that it has provided adequate reserves for its income tax uncertainties. However, the outcome of the tax audits cannot be predicted with certainty. If any issues addressed in the Company's tax audits are resolved in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future. In the next twelve months, as some of these ongoing examinations are completed and tax positions in these tax years meet the conditions of being effectively settled, the Company anticipates it is reasonably possible that a decrease of unrecognized tax benefits up to approximately $15 million may occur.
9. Earnings/Loss Per Share
Basic earnings/loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the fiscal period. Diluted earnings/loss per share is computed by giving effect to all potential weighted average dilutive common stock, including options, restricted stock units, warrants and the convertible senior notes. The dilutive effect of outstanding awards and convertible securities is reflected in diluted earnings per share by application of the treasury stock method. Diluted loss per share for fiscal 2016, 2015 and 2014 are the same as basic loss per share as there is a net loss in these periods and inclusion of potentially issuable shares is anti-dilutive.
A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands):

	Fiscal Year Ended January 31,
	2016	2015	2014
Numerator:
Net loss	$(47,426)	$(262,688)	$(232,175)
Denominator:
Weighted-average shares outstanding for basic loss per share	661,647	624,148	597,613
Effect of dilutive securities:
Convertible senior notes	0	0	0
Employee stock awards	0	0	0
Warrants	0	0	0
Adjusted weighted-average shares outstanding and assumed conversions for diluted loss per share	661,647	624,148	597,613
The weighted-average number of shares outstanding used in the computation of basic and diluted earnings/loss per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings/loss per share because the effect would have been anti-dilutive (in thousands):

	Fiscal Year Ended January 31,
	2016	2015	2014
Employee Stock awards	26,615	22,157	19,664
Convertible senior notes	17,309	25,953	43,965
Warrants	17,309	37,517	44,253
10. Commitments
Letters of Credit
As of January 31, 2016, the Company had a total of $81.9 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through December 2030.

Leases
The Company leases facilities space and certain fixed assets under non-cancelable operating and capital leases with various expiration dates.
As of January 31, 2016, the future minimum lease payments under non-cancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases	Financing Obligation, Building in Progress-Leased Facility(1)
Fiscal Period:
Fiscal 2017	$118,820	$356,527	$16,877
Fiscal 2018	122,467	319,878	21,107
Fiscal 2019	115,581	251,649	21,551
Fiscal 2020	201,543	202,514	21,995
Fiscal 2021	0	189,430	22,440
Thereafter	0	998,849	230,077
Total minimum lease payments	558,411	$2,318,847	$334,047
Less: amount representing interest	(60,207)
Present value of capital lease obligations	$498,204
______________
(1) Total Financing Obligation, Building in Progress-Leased Facility noted above represents the total obligation on the lease agreement noted in Note 3 “Property and Equipment” and includes $196.7 million that was recorded to Financing obligation, building in progress-leased facility, which is included in Other noncurrent liabilities on the balance sheet.
The Company’s agreements for the facilities and certain services provide the Company with the option to renew. The Company’s future contractual obligations would change if the Company exercised these options.
The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Of the total operating lease commitment balance of $2.3 billion, approximately $2.0 billion is related to facilities space. The remaining commitment amount is related to computer equipment and furniture and fixtures.
Rent expense for fiscal 2016, 2015 and 2014 was $174.6 million, $162.8 million and $123.6 million, respectively.
11. Employee Benefit Plan
The Company has a 401(k) plan covering all eligible employees in the United States and Canada. Since January 1, 2006, the Company has been contributing to the plan. Total Company contributions during fiscal 2016, 2015 and 2014, were $45.6 million, $38.1 million and $27.9 million, respectively.
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

In July 2015, the Company and certain of its current and former directors were named as defendants in a purported shareholder derivative action in the Superior Court for the State of California, County of San Francisco. The plaintiff filed an amended version of this derivative complaint in November 2015. The derivative complaint alleged that excessive compensation was paid to such directors for their service and included allegations of breach of fiduciary duty and unjust enrichment, and sought restitution and disgorgement of a portion of the directors' compensation as well as reform of a Company equity plan. Because the complaint was derivative in nature, it did not seek monetary damages from the Company. In February 2016, the parties agreed to dismiss the complaint with prejudice as to the plaintiff and submitted a stipulation to that effect to the Court. In March 2016, the Court entered the order of dismissal. Neither the Company nor the individual defendants paid any consideration to the plaintiff.

During fiscal 2015, the Company received a communication from a large technology company alleging that the Company infringed certain of its patents.  The Company continues to analyze this claim and no litigation has been filed to date.  There can be no assurance that this claim will not lead to litigation in the future.  The resolution of this claim is not expected to have a material adverse effect on the Company's financial condition, but it could be material to operating results or cash flows or both of a particular quarter.
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
13. Related-Party Transactions

In January 1999, the Salesforce.com Foundation, also referred to as the Foundation, was chartered on an idea of leveraging the Company’s people, technology, and resources to help improve communities around the world. The Company calls this integrated philanthropic approach the 1-1-1 model. Beginning in 2008, Salesforce.org, which is a non-profit public benefit corporation, was established to resell the Company's services to nonprofit organizations and certain higher education organizations.

The Company’s chairman is the chairman of both the Foundation and Salesforce.org. The Company’s chairman holds one of the three Foundation board seats. The Company’s chairman, one of the Company’s employees and one of the Company’s board members hold three of Salesforce.org’s nine board seats. The Company does not control the Foundation’s or Salesforce.org's activities, and accordingly, the Company does not consolidate either of the related entities' statement of activities with its financial results.

Since the Foundation’s and Salesforce.org’s inception, the Company has provided at no charge certain resources to those entities' employees such as office space, furniture, equipment, facilities, services, and other resources. The value of these items was approximately $1.2 million for the fiscal year 2016.

The resource sharing agreement was amended in August 2015 to include resources outside of the United States and is more explicit about the types of resources that the Company will provide.

Additionally, the Company has donated subscriptions of the Company’s services to other qualified non-profit organizations. The Company also allows Salesforce.org to resell the Company’s service to non-profit organizations and certain higher education entities. The Company does not charge Salesforce.org for these subscriptions, therefore revenue from subscriptions provided to non-profit organizations is donated back to the community through charitable grants made by the Foundation and Salesforce.org. The reseller agreement was amended in August 2015 to include additional customer segments and certain customers outside the U.S. and was amended in October 2015 to add an addendum with model clauses for the processing of personal data transferred from the European Economic Area. The value of the subscriptions pursuant to reseller agreements was approximately $69.9 million for the fiscal year 2016. The Company plans to continue these programs.
14. Subsequent Events

In February 2016, the Company acquired the outstanding stock of SteelBrick, Inc. (“SteelBrick”), a next generation quote-to-cash platform, delivered 100 percent natively on the Salesforce platform, that offers apps for automating the entire deal close process-from generating quotes and configuring orders to collecting cash. The Company acquired SteelBrick for its employees and product offerings. Beginning with fiscal quarter ended April 30, 2016, the Company will include the financial results of SteelBrick in its condensed consolidated financial statements from the date of the acquisition. The total estimated consideration for SteelBrick was over $300.0 million and primarily in shares.

In February 2016, the Company entered into an agreement to sublease additional office space. The amounts associated with the agreement will be approximately $311.0 million over the approximately 12 year term of the agreement, beginning in the Company's first quarter of fiscal 2018.
15. Selected Quarterly Financial Data (Unaudited)
Selected summarized quarterly financial information for fiscal 2016 and 2015 is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
	(in thousands, except per share data)
Fiscal 2016
Revenues	$1,511,167	$1,634,684	$1,711,967	$1,809,398	$6,667,216
Gross profit	1,129,365	1,229,300	1,288,284	1,365,719	5,012,668
Income from operations	31,105	19,824	43,434	20,560	114,923
Net income (loss)	$4,092	$(852)	$(25,157)	$(25,509)	$(47,426)
Basic net income (loss) per share	$0.01	$0.00	$(0.04)	$(0.04)	$(0.07)
Diluted net income (loss) per share	$0.01	$0.00	$(0.04)	$(0.04)	$(0.07)
Fiscal 2015
Revenues	$1,226,772	$1,318,551	$1,383,655	$1,444,608	$5,373,586
Gross profit	934,467	1,010,720	1,050,444	1,088,685	4,084,316
Loss from operations	(55,341)	(33,434)	(22,042)	(34,816)	(145,633)
Net loss	$(96,911)	$(61,088)	$(38,924)	$(65,765)	$(262,688)
Basic net loss per share	$(0.16)	$(0.10)	$(0.06)	$(0.10)	$(0.42)
Diluted net loss per share	$(0.16)	$(0.10)	$(0.06)	$(0.10)	$(0.42)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2016 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2016. We reviewed the results of management’s assessment with our Audit Committee.
The effectiveness of our internal control over financial reporting as of January 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
(c) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended January 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We have adopted a code of ethics, our Code of Conduct, which applies to all employees, including our principal executive officer, Marc Benioff, principal financial officer, Mark Hawkins, principal accounting officer, Joe Allanson, and all other executive officers. The Code of Conduct is available on our website at http://www.salesforce.com/company/investor/governance/. A copy may also be obtained without charge by contacting Investor Relations, salesforce.com, inc., The Landmark @ One Market, Suite 300, San Francisco, California 94105 or by calling (415) 901-7000.
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
(c) Financial Statement Schedules.

salesforce.com, inc.
Schedule II Valuation and Qualifying Accounts

Description	Balance at beginning of year	Additions	Deductions write-offs	Balance at end of year
Fiscal year ended January 31, 2016
Allowance for doubtful accounts	$8,146,000	$14,738,000	$(12,396,000)	$10,488,000
Fiscal year ended January 31, 2015
Allowance for doubtful accounts	$4,769,000	6,867,000	(3,490,000)	$8,146,000
Fiscal year ended January 31, 2014
Allowance for doubtful accounts	$1,853,000	7,963,000	(5,047,000)	$4,769,000

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 4, 2016
salesforce.com, inc.

	By:	/S/ MARK J. HAWKINS
Mark J. Hawkins
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: March 4, 2016
salesforce.com, inc.

	By:	/S/ JOE ALLANSON
Joe Allanson
Executive Vice President, Chief
Accounting Officer and Corporate
Controller
(Principal Accounting Officer)

POWER OF ATTORNEY AND SIGNATURES
KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Marc Benioff, Mark J. Hawkins, Joe Allanson, Burke Norton and Amy Weaver, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARC BENIOFF	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 4, 2016
Marc Benioff

/s/ MARK J. HAWKINS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 4, 2016
Mark J. Hawkins

/s/ JOE ALLANSON	Executive Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 4, 2016
Joe Allanson

/s/ KEITH BLOCK	Director, Vice Chairman, President and Chief Operating Officer	March 4, 2016
Keith Block

/s/ CRAIG CONWAY	Director	March 4, 2016
Craig Conway

/s/ ALAN HASSENFELD	Director	March 4, 2016
Alan Hassenfeld

/s/ COLIN POWELL	Director	March 4, 2016
Colin Powell

/s/ SANFORD R. ROBERTSON	Director	March 4, 2016
Sanford R. Robertson

/s/ JOHN V. ROOS	Director	March 4, 2016
John V. Roos

/s/ LAWRENCE TOMLINSON	Director	March 4, 2016
Lawrence Tomlinson

Signature	Title	Date

/s/ ROBIN WASHINGTON	Director	March 4, 2016
Robin Washington

/s/ MAYNARD WEBB	Director	March 4, 2016
Maynard Webb

/s/ SUSAN WOJCICKI	Director	March 4, 2016
Susan Wojcicki

Index to Exhibits

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of salesforce.com, inc.		8-K	001-32224	3.1	6/11/2013
3.2	Amended and Restated Bylaws of salesforce.com, inc.		8-K	001-32224	3.2	2/2/2016
4.1	Specimen Common Stock Certificate		S-1/A	333-111289	4.2	4/20/2004
4.2	Indenture dated March 18, 2013 between salesforce.com, inc. and U.S. Bank National Association including the form of 0.25% Convertible Senior Notes due 2018 therein		8-K	001-32224	4.1	3/18/2013
10.1*	Form of Indemnification Agreement between salesforce.com, inc. and its officers and directors		S-1/A	333-111289	10.1	4/20/2004
10.2*	1999 Stock Option Plan, as amended		10-K	001-32224	10.2	3/15/2006
10.3*	2004 Equity Incentive Plan, as amended		10-Q	001-32224	10.1	8/22/2008
10.4*	2013 Equity Incentive Plan and related forms of equity award agreements, as amended		8-K	001-32224	10.1	6/9/2015
10.5*	2004 Employee Stock Purchase Plan, as amended		8-K	001-32224	10.1	6/9/2015
10.6*	2004 Outside Directors Stock Plan, as amended		10-K	001-32224	10.5	3/23/2011
10.7*	2006 Inducement Equity Incentive Plan, as amended		8-K	001-32224	10.1	6/8/2012
10.8*	2014 Inducement Equity Incentive Plan and related forms of equity award agreements		8-K	001-32224	10.1	7/11/2014
10.9*	Kokua Bonus Plan, as amended and restated December 5, 2014, effective February 1, 2015		10-K	001-32224	10.7	3/6/2015
10.10*	RelateIQ, Inc. 2011 Stock Plan and related forms of equity award agreements		S-8	333-198361	4.1	8/26/2014
10.11	Resource Sharing Agreement, dated August 1, 2015, by and between salesforce.com, inc., the salesforce.com foundation, and Salesforce.org		10-Q	001-32224	10.5	8/25/2015
10.12	Reseller Agreement, dated August 1, 2015, between salesforce.com, inc. and Salesforce.org		10-Q	001-32224	10.4	8/25/2015
10.13	Amendment to Reseller Agreement, dated October 13, 2015, between salesforce.com, inc. and Salesforce.org		10-Q	001-32224	10.1	11/20/2015
10.14*	Form of Offer Letter for Executive Officers and schedule of omitted details thereto		10-K	001-32224	10.1	3/9/2012

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
10.15*	Employment Offer Letter, dated May 2, 2013 between salesforce.com, inc. and Keith Block		8-K	001-32224	10.1	6/11/2013
10.16*	Employment Offer Letter, dated June 11, 2014, between salesforce.com, inc. and Mark Hawkins		8-K	001-32224	10.2	6/30/2014
10.17*	Form of Change of Control and Retention Agreement as entered into with Marc Benioff		10-K	001-32224	10.13	3/9/2009
10.18*	Form of Change of Control and Retention Agreement as entered into with non-CEO Executive Officers		10-K	001-32224	10.14	3/9/2009
10.19*	Performance-Based Restricted Stock Unit Agreement		8-K	001-32224	10.1	11/24/2015
10.20	Form of Convertible Bond Hedge Confirmation		8-K	001-32224	10.2	3/18/2013
10.21	Form of Warrant Confirmation		8-K	001-32224	10.3	3/18/2013
10.22	Credit Agreement, dated as of October 6, 2014, by and among salesforce.com, inc., the guarantors from time to time party thereto, the lenders from time to time party thereto and Wells Fargo Bank, N.A., as Administrative Agent.		8-K	001-32224	10.10	10/6/2014
10.23	Amendment No. 1 to Credit Agreement, dated as of June 17, 2015, by and among salesforce.com, inc., the guarantors from time to time party thereto, the lenders from time to time party thereto and Wells Fargo Bank, N.A., as Administrative Agent.		10-Q	001-32224	10.3	8/25/2015
10.24	Office Lease dated as of April 10, 2014 by and between salesforce.com, inc. and Transbay Tower LLC		10-Q	001-32224	10.2	5/30/2014
10.25	Purchase and Sale Agreement, dated November 10, 2014, between salesforce.com, inc. and 50 Fremont Tower, LLC		10-Q	001-32224	10.2	11/26/2014
21.1	List of Subsidiaries	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)	X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.