Form 10-Q
period 2016-04-30
SALESFORCE COM INC
filed 2016-05-20
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of April 30, 2016, there were approximately 677.5 million shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
salesforce.com, inc.
Consolidated Balance Sheets
(in thousands)

	April 30, 2016	January 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,799,083	$1,158,363
Short-term marketable securities	232,109	183,018
Accounts receivable, net	1,192,965	2,496,165
Deferred commissions	243,890	259,187
Prepaid expenses and other current assets	306,625	250,594
Total current assets	3,774,672	4,347,327
Marketable securities, noncurrent	1,684,260	1,383,996
Property and equipment, net	1,711,472	1,715,828
Deferred commissions, noncurrent	180,245	189,943
Capitalized software, net	407,030	384,258
Goodwill	4,129,656	3,849,937
Strategic investments	520,750	520,721
Other assets, net	409,185	370,910
Total assets	$12,817,270	$12,762,920
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$1,093,197	$1,349,338
Deferred revenue	3,991,906	4,267,667
Total current liabilities	5,085,103	5,617,005
Convertible 0.25% senior notes, net	1,095,104	1,088,097
Loan assumed on 50 Fremont	198,066	197,998
Deferred revenue, noncurrent	15,008	23,886
Other noncurrent liabilities	839,725	833,065
Total liabilities	7,233,006	7,760,051
Stockholders’ equity:
Common stock	678	671
Additional paid-in capital	6,217,946	5,705,386
Accumulated other comprehensive loss	(28,577)	(49,917)
Accumulated deficit	(605,783)	(653,271)
Total stockholders’ equity	5,584,264	5,002,869
Total liabilities and stockholders’ equity	$12,817,270	$12,762,920

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2016	2015
Revenues:
Subscription and support	$1,775,493	$1,405,287
Professional services and other	141,110	105,880
Total revenues	1,916,603	1,511,167
Cost of revenues (1)(2):
Subscription and support	335,828	274,241
Professional services and other	161,153	107,561
Total cost of revenues	496,981	381,802
Gross profit	1,419,622	1,129,365
Operating expenses (1)(2):
Research and development	260,970	222,128
Marketing and sales	895,860	736,938
General and administrative	210,806	175,811
Operating lease termination resulting from purchase of 50 Fremont	0	(36,617)
Total operating expenses	1,367,636	1,098,260
Income from operations	51,986	31,105
Investment income	8,122	4,561
Interest expense	(22,011)	(16,675)
Other expense (1)	(13,806)	(918)
Gains on sales of strategic investments	12,864	0
Income before benefit from (provision for) income taxes	37,155	18,073
Benefit from (provision for) income taxes	1,604	(13,981)
Net income	$38,759	$4,092
Basic net income per share	$0.06	$0.01
Diluted net income per share	$0.06	$0.01
Shares used in computing basic net income per share	677,514	653,809
Shares used in computing diluted net income per share	686,799	664,310
_______________
(1) Amounts include amortization of purchased intangibles from business combinations, as follows:

	Three Months Ended April 30,
	2016	2015
Cost of revenues	$22,215	$19,690
Marketing and sales	15,386	20,027
Other non-operating expense	706	815
(2) Amounts include stock-based expense, as follows:

	Three Months Ended April 30,
	2016	2015
Cost of revenues	$26,634	$15,381
Research and development	35,168	31,242
Marketing and sales	95,474	70,534
General and administrative	31,643	25,403

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2016	2015
Net income	$38,759	$4,092
Other comprehensive income (loss), before tax and net of reclassification adjustments:
Foreign currency translation and other gains (losses)	10,256	(1,855)
Unrealized gains (losses) on investments	11,084	(2,389)
Other comprehensive income (loss), before tax	21,340	(4,244)
Tax effect	0	0
Other comprehensive income (loss), net of tax	21,340	(4,244)
Comprehensive income (loss)	$60,099	$(152)

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2016	2015
Operating activities:
Net income	$38,759	$4,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132,772	127,927
Amortization of debt discount and transaction costs	7,185	5,861
Gains on sales of strategic investments	(12,864)	0
50 Fremont lease termination	0	(36,617)
Amortization of deferred commissions	88,514	77,155
Expenses related to employee stock plans	188,919	142,560
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	1,307,312	979,170
Deferred commissions	(63,519)	(50,092)
Prepaid expenses and other current assets and other assets	(56,671)	(11,274)
Accounts payable, accrued expenses and other liabilities	(286,228)	(239,072)
Deferred revenue	(293,117)	(264,629)
Net cash provided by operating activities (1)	1,051,062	735,081
Investing activities:
Business combinations, net of cash acquired	(1,799)	(12,470)
Purchase of 50 Fremont land and building	0	(425,376)
Deposit for purchase of 50 Fremont land and building	0	115,015
Non-refundable amounts received for sale of land available for sale	0	2,852
Strategic investments	(22,061)	(144,462)
Purchases of marketable securities	(589,336)	(207,225)
Sales of marketable securities	222,934	192,184
Maturities of marketable securities	23,285	14,446
Capital expenditures	(83,301)	(71,087)
Net cash used in investing activities	(450,278)	(536,123)
Financing activities:
Proceeds from employee stock plans	89,141	155,015
Principal payments on capital lease obligations	(49,968)	(16,825)
Payments on revolving credit facility and term loan	0	(300,000)
Net cash provided by (used in) financing activities (1)	39,173	(161,810)
Effect of exchange rate changes	763	(3,309)
Net increase in cash and cash equivalents	640,720	33,839
Cash and cash equivalents, beginning of period	1,158,363	908,117
Cash and cash equivalents, end of period	$1,799,083	$941,956

(1)
During the three months ended April 30, 2016, the Company early adopted Accounting Standards Update No. 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718)” (“ASU 2016-09”), which addresses among other items, updates to the presentation and treatment of excess tax benefits related to stock based compensation. The Company has adopted changes to the consolidated statements of cash flows on a retrospective basis. The impact for the three months ended April 30, 2015 to net cash provided by operating activities and net cash used in financing activities was $4,224.

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2016	2015
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$23,750	$4,252
Income taxes, net of tax refunds	$7,909	$10,581
Non-cash financing and investing activities:
Fixed assets acquired under capital leases	$585	$2,960
Building - leased facility acquired under financing obligation	$1,676	$19,966
Fair value of loan assumed on 50 Fremont	$0	$198,751
Fair value of equity awards assumed	$11,449	$0
Fair value of common stock issued as consideration for business combination	$278,372	$0

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
Fiscal Year
The Company’s fiscal year ends on January 31. References to fiscal 2017, for example, refer to the fiscal year ending January 31, 2017.
Basis of Presentation
The accompanying consolidated balance sheet as of April 30, 2016 and the consolidated statements of operations, the consolidated statements of comprehensive income (loss) and the consolidated statements of cash flows for the three months ended April 30, 2016 and 2015, respectively, are unaudited. The consolidated balance sheet data as of January 31, 2016 was derived from the audited consolidated financial statements that are included in the Company’s fiscal 2016 Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2016. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s fiscal 2016 Form 10-K.
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments necessary for the fair presentation of the Company’s balance sheet as of April 30, 2016, and its results of operations, including its comprehensive income (loss), and its cash flows for the three months ended April 30, 2016 and 2015. All adjustments are of a normal recurring nature. The results for the three months ended April 30, 2016 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2017.
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
No single customer accounted for more than five percent of accounts receivable at April 30, 2016 and January 31, 2016. No single customer accounted for five percent or more of total revenue during the three months ended April 30, 2016 and 2015.
Geographic Locations
As of April 30, 2016 and January 31, 2016, assets located outside the Americas were 11 percent of total assets.
Revenues by geographical region are as follows (in thousands):

	Three Months Ended April 30,
	2016	2015
Americas	$1,413,229	$1,115,120
Europe	327,854	258,805
Asia Pacific	175,520	137,242
	$1,916,603	$1,511,167
Americas revenue attributed to the United States was approximately 97 percent and 95 percent during the three months ended April 30, 2016 and 2015, respectively. No other country represented more than ten percent of total revenue during the three months ended April 30, 2016 and 2015.
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
Professional Services and Other Revenues
The Company’s professional services contracts are either on a time and material or fixed fee basis. When these services are not combined with subscription revenues as a single unit of accounting, as discussed below, these revenues are recognized as the services are rendered for time and material contracts, and when the milestones are achieved and accepted by the customer for fixed price contracts. Training revenues are recognized as the services are performed.
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

Property and Equipment
Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of those assets as follows:

Computers, equipment and software	3 to 9 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of the estimated lease term or 10 years
Building and structural components	Average weighted useful life of 32 years
Building- leased facility	27 years
Building improvements	10 years
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
Long-Lived Assets and Impairment Assessment
The Company evaluates long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions, or other events that indicate an asset's carrying amount may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. There was no impairment of long-lived assets during the three months ended April 30, 2016 and 2015, respectively.
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
In the event that the Company enters into a business combination with an entity in which the Company previously held a strategic investment, significant gains or losses will be disclosed separately within the statements of operations.

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
Accounting for Stock-Based Expense
The Company recognizes stock-based expenses related to stock options and restricted stock awards on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four years. The aggregate stock compensation remaining to be amortized to costs and expenses will be recognized over a weighted average period of 2.2 years. The Company recognizes stock-based expenses related to shares issued pursuant to its Amended and Restated 2004 Employee Stock Purchase Plan (“ESPP” or “2004 Employee Stock Purchase Plan”) on a straight-line basis over the offering period, which is 12 months. Stock-based expenses are recognized net of estimated forfeiture activity. The estimated forfeiture rate applied is based on historical forfeiture rates. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option pricing model.
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three Months Ended April 30,
Stock Options	2016	2015
Volatility	32.1%	37.4%
Estimated life	3.5 years	3.6 years
Risk-free interest rate	0.9-1.0%	1.13-1.36%
Weighted-average fair value per share of grants	$17.35	$19.52
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

ESPP assumptions and the related fair value per share table will only be disclosed in the three month period in which there is ESPP activity, such as an ESPP purchase. The Company's ESPP Plan allows for two purchases during the year. The estimated life of the ESPP will be based on the two purchase periods within each offering period.

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
The Company’s arrangements generally include certain provisions for indemnifying customers against liabilities if its products or services infringe a third party’s intellectual property rights. To date, the Company has not incurred any material costs as a result of such obligations and has not accrued any material liabilities related to such obligations in the accompanying consolidated financial statements.
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
New Accounting Pronouncements Adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability rather than an asset that is amortized. However, ASU 2015-03 does not address deferred issuance costs for line-of-credit arrangements; therefore, in August 2015, the FASB issued Accounting Standards Update No. 2015-15, “Interest-Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”). ASU 2015-15 allows an entity to defer debt issuance costs associated with line-of-credit arrangements, including arrangements with no outstanding borrowings, and classify them as an asset, and amortize them over the term of the arrangements. The recognition and measurement guidance for debt issuance costs is not affected by the standards. The Company adopted the standards in the three months ended April 30, 2016. Upon adoption, the unamortized debt issuance costs previously reported in Other assets, net, with a carrying amount of approximately $7.9 million at January 31, 2016, were reclassified and presented as a deduction of the corresponding liabilities, Convertible 0.25% senior notes, net and Loan assumed on 50 Fremont.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments (Topic 805)” (“ASU 2015-16”), which eliminates the requirement to restate prior period financial statements for measurement period adjustments in business combinations. ASU 2015-16 requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The Company adopted this standard during the three months ending April 30, 2016 and there was no material impact of this on the Company's financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting” (“ASU 2016-09”) which simplifies and improves several aspects of the accounting for employee share-based payment transactions for public entities. The new guidance requires companies to record excess tax benefits and tax deficiencies as income tax benefit or expense in the statement of operations when the awards vest or are settled, and eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the statement of cash flows. The Company early adopted the standard in the three months ended April 30, 2016.  Upon adoption, the Company recognized the previously unrecognized excess tax benefits using the modified retrospective transition method, which resulted in a cumulative-effect adjustment of $8.7 million to accumulated deficit. This adjustment reduced the April 30, 2016 accumulated deficit balance. The previously unrecognized excess tax effects were recorded as a deferred tax asset, which was fully offset by a valuation allowance. Without the valuation allowance, the Company’s deferred tax asset would have increased by $614.5 million. The Company also elected to apply the change in presentation to the statements of cash flows retrospectively and no longer classified the excess tax benefits from employee stock plans as a reduction from operating cash flows for all periods presented.
Pending Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) which amended the existing FASB Accounting Standards Codification. This standard establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The standard also provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts. The FASB deferred the effective date for the new revenue reporting standard for entities reporting under U.S. GAAP for one year. In accordance with the deferral, ASU 2014-09 will be effective for fiscal 2019, including interim periods within that reporting period. The Company is currently in the process of assessing the adoption methodology, which allows the amendment to be applied retrospectively to each prior period presented, or with the cumulative effect recognized as of the date of initial application. The Company is also evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements and has not determined whether the effect will be material to either its revenue results or its deferred commissions balances.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to record most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The new standard is effective for interim and annual periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the impact to its consolidated financial statements.

2. Investments
Marketable Securities
At April 30, 2016, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$1,089,511	$5,661	$(1,277)	$1,093,895
U.S. treasury securities	221,467	783	(39)	222,211
Mortgage backed obligations	125,778	213	(174)	125,817
Asset backed securities	334,894	481	(190)	335,185
Municipal securities	74,987	319	(86)	75,220
Foreign government obligations	31,898	79	(3)	31,974
U.S. agency obligations	32,058	20	(11)	32,067
Total marketable securities	$1,910,593	$7,556	$(1,780)	$1,916,369
At January 31, 2016, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$949,266	$1,398	$(2,983)	$947,681
U.S. treasury securities	157,625	375	(56)	157,944
Mortgage backed obligations	104,242	106	(323)	104,025
Asset backed securities	271,292	186	(226)	271,252
Municipal securities	44,934	209	(6)	45,137
Foreign government obligations	18,014	42	(5)	18,051
U.S. agency obligations	16,076	16	(6)	16,086
Covered bonds	6,690	148	0	6,838
Total marketable securities	$1,568,139	$2,480	$(3,605)	$1,567,014

The duration of the investments classified as marketable securities is as follows (in thousands):

	As of
	April 30, 2016	January 31, 2016
Recorded as follows:
Short-term (due in one year or less)	$232,109	$183,018
Long-term (due after one year)	1,684,260	1,383,996
	$1,916,369	$1,567,014

As of April 30, 2016, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$272,239	$(813)	$61,847	$(464)	$334,086	$(1,277)
U.S. treasury securities	47,552	(39)	0	0	47,552	(39)
Mortgage backed obligations	52,427	(126)	8,986	(48)	61,413	(174)
Asset backed securities	106,226	(148)	12,371	(42)	118,597	(190)
Municipal securities	18,065	(86)	0	0	18,065	(86)
Foreign government obligations	7,650	(3)	0	0	7,650	(3)
U.S. agency obligations	13,481	(11)	0	0	13,481	(11)
	$517,640	$(1,226)	$83,204	$(554)	$600,844	$(1,780)
The unrealized losses for each of the fixed rate marketable securities were less than $98,000. The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of April 30, 2016. The Company expects to receive the full principal and interest on all of these marketable securities.
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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of April 30, 2016 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of April 30, 2016
Cash equivalents (1):
Time deposits	$0	$347,815	$0	$347,815
Money market mutual funds	868,519	0	0	868,519
Agency and sovereign paper	0	2,904	0	2,904
Marketable securities:
Corporate notes and obligations	0	1,093,895	0	1,093,895
U.S. treasury securities	0	222,211	0	222,211
Mortgage backed obligations	0	125,817	0	125,817
Asset backed securities	0	335,185	0	335,185
Municipal securities	0	75,220	0	75,220
Foreign government obligations	0	31,974	0	31,974
U.S. agency obligations	0	32,067	0	32,067
Foreign currency derivative contracts (2)	0	19,871	0	19,871
Total Assets	$868,519	$2,286,959	$0	$3,155,478
Liabilities
Foreign currency derivative contracts (3)	$0	$7,973	$0	$7,973
Total Liabilities	$0	$7,973	$0	$7,973
_____________
(1)Included in “cash and cash equivalents” in the accompanying consolidated balance sheet as of April 30, 2016, in addition to $579.8 million of cash.
(2)Included in “prepaid expenses and other current assets” in the accompanying consolidated balance sheet as of April 30, 2016.
(3)Included in “accounts payable, accrued expenses and other liabilities” in the consolidated balance sheet as of April 30, 2016.

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
(3)Included in “accounts payable, accrued expenses and other liabilities” in the accompanying consolidated balance sheet as of January 31, 2016.
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk. The Company uses forward currency derivative contracts to minimize the Company’s exposure to balances primarily denominated in British pounds, Euros, Japanese yen, Canadian dollars and Australian dollars. The Company’s foreign currency derivative contracts, which are not designated as hedging instruments, are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. As of April 30, 2016 and January 31, 2016, the foreign currency derivative contracts that were not settled were recorded at fair value on the consolidated balance sheets.
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

Details on outstanding foreign currency derivative contracts related primarily to intercompany receivables and payables are presented below (in thousands):

	As of
	April 30, 2016	January 31, 2016
Notional amount of foreign currency derivative contracts	$1,513,108	$1,274,515
Fair value of foreign currency derivative contracts	$11,898	$(9,294)

The fair value of the Company’s outstanding derivative instruments are summarized below (in thousands):

		Fair Value of Derivative Instruments
		As of
	Balance Sheet Location	April 30, 2016	January 31, 2016
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$19,871	$4,731
Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Accounts payable, accrued expenses and other liabilities	$7,973	$14,025

The effect of the derivative instruments not designated as hedging instruments on the consolidated statements of operations during the three months ended April 30, 2016 and 2015, respectively, are summarized below (in thousands):

Derivatives Not Designated as Hedging Instruments	Gains (losses) on Derivative Instruments Recognized in Income
		Three Months Ended April 30,
	Location	2016	2015
Foreign currency derivative contracts	Other expense	$(1,442)	$11,459
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

As of April 30, 2016, the Company had six investments in marketable equity securities with a fair value of $20.4 million, which includes an unrealized gain of $13.1 million. As of January 31, 2016, the Company had six investments in marketable equity securities with a fair value of $16.2 million, which included an unrealized gain of $8.5 million. The change in the fair value of the investments in publicly held companies is recorded in the consolidated balance sheets within strategic investments and accumulated other comprehensive loss.
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
As of April 30, 2016 and January 31, 2016, the carrying value of the Company’s non-marketable debt and equity securities was $500.3 million and $504.5 million, respectively. The estimated fair value of the non-marketable debt and equity securities was approximately $706.9 million and $714.1 million as of April 30, 2016 and January 31, 2016, respectively. These investments are measured using the cost method of accounting, therefore the unrealized gains of $206.6 million and $209.6 million as of April 30, 2016 and January 31, 2016, respectively, are not recorded in the consolidated financial statements.
Investment Income
Investment income consists of interest income, realized gains, and realized losses on the Company’s cash, cash equivalents and marketable securities. The components of investment income are presented below (in thousands):

	Three Months Ended April 30,
	2016	2015
Interest income	$7,773	$3,049
Realized gains	1,054	2,128
Realized losses	(705)	(616)
Total investment income	$8,122	$4,561
Reclassification adjustments out of accumulated other comprehensive income (loss) into net income were immaterial for the three months ended April 30, 2016 and 2015, respectively.
3. Property and Equipment
Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of
	April 30, 2016	January 31, 2016

Land	$183,888	$183,888
Buildings and building improvements	618,510	614,081
Computers, equipment and software	1,321,660	1,281,766
Furniture and fixtures	85,327	82,242
Leasehold improvements	499,108	473,688
	$2,708,493	$2,635,665
Less accumulated depreciation and amortization	(997,021)	(919,837)
	$1,711,472	$1,715,828
Depreciation and amortization expense totaled $75.6 million and $72.5 million during the three months ended April 30, 2016 and 2015, respectively.
Computers, equipment and software at April 30, 2016 and January 31, 2016 included a total of $748.4 million and $747.1 million acquired under capital lease agreements, respectively. Accumulated amortization relating to computers, equipment and software under capital leases totaled $335.5 million and $310.3 million, respectively, at April 30, 2016 and January 31, 2016. Amortization of assets under capital leases is included in depreciation and amortization expense.
Building - 350 Mission

In December 2013, the Company entered into a lease agreement for approximately 445,000 rentable square feet of office space at 350 Mission Street (“350 Mission”) in San Francisco, California, which is the total office space available in the building. As a result of the Company’s involvement during the construction period, the Company is considered for accounting purposes to be the owner of the construction project. As a result, the Company has capitalized the construction costs as Building with a corresponding current and noncurrent financing obligation liability and has accounted for the underlying land implicitly as an operating lease. As of April 30, 2016, the Company had capitalized $178.8 million of construction costs, based on the construction costs incurred to date by the landlord, and recorded a corresponding current and noncurrent financing obligation liability of $18.1 million and $202.2 million, respectively. As of January 31, 2016, the Company had capitalized $174.6 million of construction costs, based on the construction costs incurred to date by the landlord, and recorded a corresponding current and noncurrent financing obligation liability of $15.4 million and $196.7 million, respectively. The total expected financing obligation in the form of minimum lease payments inclusive of the amounts currently recorded, is $336.9 million, including interest (see Note 10 “Commitments” for future commitment details). The obligation will be settled through monthly lease payments to the landlord which commenced on October 2015. To the extent that operating expenses for 350 Mission are material, the Company, as the deemed accounting owner, will record the operating expenses.
4. Business Combinations
Steelbrick
In February 2016, the Company acquired the outstanding stock of SteelBrick, Inc. (“SteelBrick”), a next generation quote-to-cash platform, delivered 100 percent natively on the Salesforce platform, which offers applications, or apps, for automating the entire deal close process - from generating quotes and configuring orders to collecting cash. The Company has included the financial results of SteelBrick in the consolidated financial statements from the date of acquisition, which have not been material to date. The costs associated with the acquisition were not material.
The preliminary acquisition date fair value consideration transferred for SteelBrick was approximately $314.8 million, which consisted of the following (in thousands, except for share data):

Fair Value
Cash	$1,698
Common stock (4,288,447 shares)	278,372
Fair value of stock options and restricted stock awards assumed	10,989
Fair value of pre-existing relationship	23,726
Total	$314,785
The fair value of stock options assumed by the Company was determined using the Black-Scholes option pricing model. The share conversion ratio of 0.08 was applied to convert SteelBrick's outstanding equity awards for SteelBrick's common stock into equity awards for shares of the Company's common stock.
The Company had a $13.9 million, or approximately six percent, noncontrolling equity investment in SteelBrick prior to the acquisition. The acquisition date fair value of the Company's previously held equity interest was approximately $23.7 million and is included in the measurement of the consideration transferred. The Company recognized a gain of approximately $9.8 million as a result of remeasuring its prior equity interest in SteelBrick held before the business combination. The gain is included in gains on sales of strategic investments on the consolidated statement of operations.
The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Fair Value
Cash and cash equivalents	$59,296
Other current and noncurrent tangible assets	3,012
Customer contract asset, current and noncurrent	16,903
Intangible assets	49,160
Goodwill	217,986
Deferred revenue, current and noncurrent	(8,479)
Customer liability, current and noncurrent	(9,949)
Other liabilities, current and noncurrent	(2,665)
Deferred tax liability	(10,479)
Net assets acquired	$314,785
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible assets acquired, liabilities assumed and identifiable intangible assets are based on management's estimates and assumptions. The deferred tax liability established was primarily a result of the difference in the book basis and tax basis related to the identifiable intangible assets. The estimated fair values of assets acquired and liabilities assumed, specifically current and noncurrent income taxes payable and deferred taxes, may be subject to change as additional information is received and certain tax returns are finalized. Thus, the provisional measurements of fair value set forth above are subject to change. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
The following table sets forth the components of identifiable intangible assets acquired (in thousands) and their estimated useful lives as of the date of acquisition.

	Fair Value	Useful Life
Developed technology	$30,700	4 years
Customer relationships	17,110	7 years
Other purchased intangible assets	1,350	1 year
Total intangible assets subject to amortization	$49,160
The amount recorded for developed technology represents the estimated fair value of SteelBrick's quote-to-cash and billing technology. The amount recorded for customer relationships represents the fair values of the underlying relationship with SteelBrick customers. The goodwill balance is primarily attributed to the assembled workforce and expanded market opportunities when integrating SteelBrick's quote-to-cash technology with the Company's other offerings. The majority of the goodwill balance is not deductible for U.S. income tax purposes.
The Company assumed unvested equity awards for shares of SteelBrick's common stock with a fair value of $39.6 million. Of the total consideration, $11.0 million was allocated to the consideration transferred and $28.6 million was allocated to future services and will be expensed over the remaining service periods on a straight-line basis.
MetaMind
In April 2016, the Company acquired MetaMind, Inc. (“MetaMind”) for approximately $32.8 million in cash, net of cash acquired. This amount includes amounts to be paid after an initial holdback period, and assumed equity awards. The primary reason for the acquisition was to extend the Company's intelligence in natural language processing and image recognition across all clouds. The Company has included the financial results of MetaMind in its consolidated financial statements from the date of acquisition, which have not been material to date. The costs associated with the acquisition were not material. In allocating the purchase consideration for MetaMind based on estimated fair values, the Company recorded $31.2 million of goodwill. The goodwill balance is not deductible for U.S. income tax purposes. The estimated fair values of assets acquired and liabilities assumed, specifically current and noncurrent income taxes payable and deferred taxes, may be subject to change as additional information is received and certain tax returns are finalized. Thus, the provisional measurements of fair value set forth above are subject to change. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
The Company assumed unvested equity awards for shares of MetaMind's common stock with a fair value of $5.5 million. Of the total consideration, $0.5 million was allocated to the purchase consideration and $5.0 million was allocated to future services and will be expensed over the remaining service periods on a straight-line basis.
The Company's chairman, who held a greater than ten percent ownership interest in MetaMind, received approximately $6.0 million in total proceeds, subject to customary escrow amounts, in connection with this acquisition.
Other Business Combinations
During the three months ended April 30, 2016, the Company acquired two other companies for an aggregate of $41.6 million in cash, net of cash acquired, and has included the financial results of these companies in its consolidated financial statements from the respective dates of acquisition. These transactions, individually and in the aggregate, are not material to the Company. The costs associated with these acquisitions were not material. The Company accounted for these transactions as business combinations. In allocating the purchase consideration for each company based on estimated fair values, the Company recorded $30.6 million of goodwill. The goodwill balance associated with these transactions is not deductible for U.S. income tax purposes. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

5. Debt
Convertible Senior Notes

	Par Value Outstanding	Equity Component Recorded at Issuance		Liability Component of Par Value as of
(in thousands)				April 30, 2016		January 31, 2016
0.25% Convertible Senior Notes due April 1, 2018	$1,150,000	$122,421	(1)	$1,095,104	(2)	$1,088,097	(2)
___________
(1)This amount represents the equity component recorded at the initial issuance of the 0.25% convertible senior notes.
(2)In April 2015, the FASB issued ASU 2015-03 which simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability rather than an asset that is amortized. The Company retrospectively adopted this standard for the prior period presented.

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
The 0.25% Senior Notes consisted of the following (in thousands):

	As of
	April 30, 2016	January 31, 2016
Liability component :
Principal (1)	$1,150,000	$1,150,000
Less: debt discount, net (2)	(48,753)	(54,941)
Less: debt issuance cost (3)	(6,143)	(6,962)
Net carrying amount	$1,095,104	$1,088,097
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
(3)In April 2015, the FASB issued ASU 2015-03 which simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability rather than an asset that is amortized. The Company retrospectively adopted this standard for the prior period presented.
The total estimated fair value of the Company’s 0.25% Senior Notes at April 30, 2016 was $1.5 billion. The fair value was determined based on the closing trading price per $100 of the 0.25% Senior Notes as of the last day of trading for the first quarter of fiscal 2017.
Based on the closing price of the Company’s common stock of $75.80 on April 29, 2016, the if-converted value of the 0.25% Senior Notes exceeded their principal amount by approximately $162.0 million. Based on the terms of the 0.25% Senior Notes, the Senior Notes were not convertible for the three months ended April 30, 2016.
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
Revolving Credit Facility
Since October 2014, the Company maintains a Credit Agreement with Wells Fargo, N.A. and certain other institutional lenders that provides for a $650.0 million unsecured revolving credit facility that matures in October 2019 (the “Credit Facility”). The Borrowings under the Credit Facility bear interest, at the Company’s option at either a base rate, as defined in the Credit Agreement, plus a margin of 0.00% to 0.75% or LIBOR plus a margin of 1.00% to 1.75%. The Company is obligated to pay ongoing commitment fees at a rate between 0.125% and 0.25%. Such interest rate margins and commitment fees are based on the Company’s consolidated leverage ratio for the preceding four fiscal quarter periods. Interest and the commitment fees are payable in arrears quarterly. The Company may use amounts borrowed under the Credit Facility for working capital, capital expenditures and other general corporate purposes, including permitted acquisitions. Subject to certain conditions stated in the Credit Agreement, the Company may borrow amounts under the Credit Facility at any time during the term of the Credit Agreement. The Company may also prepay borrowings under the Credit Agreement, in whole or in part, at any time without premium or penalty, subject to certain conditions, and amounts repaid or prepaid may be reborrowed.
The Credit Agreement contains certain customary affirmative and negative covenants, including a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, a limit on the Company’s ability to incur additional indebtedness, dispose of assets, make certain acquisition transactions, pay dividends or distributions, and certain other restrictions on the Company’s activities each defined specifically in the Credit Agreement. The Company was in compliance with the Credit Agreement’s covenants as of April 30, 2016.
There are currently no outstanding borrowings held under the Credit Facility as of April 30, 2016. The Company continues to pay a fee of 0.15% on the undrawn amount of the Credit Facility.
Loan Assumed on 50 Fremont
The Company assumed a $200.0 million loan with the acquisition of 50 Fremont (the “Loan”). The Loan bears an interest rate of 3.75% per annum and is due in June 2023. The Loan initially requires interest only payments. Beginning in fiscal year 2019, principal and interest payments are required, with the remaining principal due at maturity. For the three months ended April 30, 2016, total interest expense recognized was $1.9 million. The Loan can be prepaid at any time subject to a yield maintenance fee. The agreement governing the Loan contains certain customary affirmative and negative covenants that the Company was in compliance with as of April 30, 2016.
Interest Expense on Convertible Senior Notes, Revolving Credit Facility and Loan Secured by 50 Fremont
The following table sets forth total interest expense recognized related to the 0.25% Senior Notes, the Credit Facility and the Loan prior to capitalization of interest (in thousands):

	Three Months Ended April 30,
	2016	2015
Contractual interest expense	$2,814	$3,350
Amortization of debt issuance costs	1,028	1,018
Amortization of debt discount	6,226	6,059
	$10,068	$10,427

6. Other Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	April 30, 2016	January 31, 2016
Prepaid income taxes	24,329	22,044
Other taxes receivable	28,117	27,341
Prepaid expenses and other current assets	254,179	201,209
	$306,625	$250,594
Capitalized Software, net
Capitalized software consisted of the following (in thousands):

	As of
	April 30, 2016	January 31, 2016
Capitalized internal-use software development costs, net of accumulated amortization of $201,292 and $186,251, respectively	$131,376	$123,065
Acquired developed technology, net of accumulated amortization of $505,147 and $481,118, respectively	275,654	261,193
	$407,030	$384,258
Capitalized internal-use software amortization expense totaled $15.0 million and $11.3 million for the three months ended April 30, 2016 and 2015, respectively. Acquired developed technology amortization expense totaled $24.0 million and $21.9 million for the three months ended April 30, 2016 and 2015, respectively.
The Company capitalized $1.8 million and $1.6 million of stock-based expenses related to capitalized internal-use software development for the three months ended April 30, 2016 and 2015, respectively.
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter.
Goodwill consisted of the following (in thousands):

Balance as of January 31, 2016	$3,849,937
Steelbrick	217,986
MetaMind	31,242
Other business combinations	30,554
Finalization of acquisition date fair values	(63)
Balance as of April 30, 2016	$4,129,656

Other Assets, net
Other assets consisted of the following (in thousands):

	As of
	April 30, 2016	January 31, 2016
Deferred income taxes, noncurrent, net	$17,597	$15,986
Long-term deposits	23,650	19,469
Purchased intangible assets, net of accumulated amortization of $228,704 and $212,248, respectively	267,722	258,580
Acquired intellectual property, net of accumulated amortization of $24,186 and $22,439, respectively	10,564	10,565
Other (1)	89,652	66,310
	$409,185	$370,910
(1) In April 2015, the FASB issued ASU 2015-03 which simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability rather than an asset that is amortized. The Company retrospectively adopted this standard for the prior period presented, which resulted in an adjustment of $7.9 million to Other.
Purchased intangible assets amortization expense for the three months ended April 30, 2016 and 2015 was $16.5 million and $20.0 million, respectively. Acquired intellectual property amortization expense at both three months ended April 30, 2016 and 2015 was $1.7 million.
Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of
	April 30, 2016	January 31, 2016
Accounts payable	$54,583	$71,481
Accrued compensation	386,410	554,502
Accrued other liabilities	433,631	454,287
Accrued income and other taxes payable	154,550	205,781
Accrued professional costs	30,095	33,814
Accrued rent	15,789	14,071
Financing obligation - leased facility, current (2)	18,139	15,402
	$1,093,197	$1,349,338
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following (in thousands):

	As of
	April 30, 2016	January 31, 2016
Deferred income taxes and income taxes payable	$85,579	$85,996
Financing obligation - leased facility (2)	202,246	196,711
Long-term lease liabilities and other	551,900	550,358
	$839,725	$833,065
(2) As of January 31, 2016, 350 Mission was in construction. In March 2016, construction was completed on the building.

7. Stockholders’ Equity
The Company maintains the following stock plans: the ESPP, the 2013 Equity Incentive Plan and the 2014 Inducement Equity Incentive Plan (the “2014 Inducement Plan”). The expiration of the 1999 Stock Option Plan (“1999 Plan”) in fiscal 2010 did not affect awards outstanding, which continue to be governed by the terms and conditions of the 1999 Plan.
As of April 30, 2016, $93.9 million has been withheld on behalf of employees for future purchases under the ESPP and is recorded in accounts payable, accrued expenses and other liabilities.
Prior to February 1, 2006, options issued under the Company’s stock option plans generally had a term of 10 years. From February 1, 2006 through July 2013, options issued had a term of five years. After July 2013, options issued have a term of seven years.
During fiscal 2016, the Company granted a performance-based restricted stock unit award to the Chairman of the Board and Chief Executive Officer subject to vesting based on a performance-based condition and a service-based condition. At the end of the three year service period based on the Company's share price performance, as it relates to the performance condition, these performance-based restricted stock units will vest simultaneously.
Stock activity excluding the ESPP is as follows:

		Options Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2016	46,879,908	26,258,798	$56.26
Increase in shares authorized:
2013 Equity Incentive Plan	80,332
2014 Inducement Equity Incentive Plan	11,049
Assumed equity plans	584,392
Options granted under all plans	(867,292)	867,292	40.58
Restricted stock activity	(1,821,324)
Performance restricted stock units	0
Stock grants to board and advisory board members	(44,026)
Exercised	0	(854,362)	38.23
Plan shares expired	(28,916)
Canceled	250,573	(250,573)	67.73
Balance as of April 30, 2016	45,044,696	26,021,155	$56.22	$538,367,465
Vested or expected to vest		23,947,836	$55.11	$519,312,755
Exercisable as of April 30, 2016		10,372,672	$43.12	$338,995,305
The total intrinsic value of the options exercised during the three months ended April 30, 2016 and 2015 was $28.6 million and $113.3 million, respectively. The intrinsic value is the difference between the current market value of the stock and the exercise price of the stock option.
The weighted-average remaining contractual life of vested and expected to vest options is approximately 4.7 years.
As of April 30, 2016, options to purchase 10,372,672 shares were vested at a weighted average exercise price of $43.12 per share and had a remaining weighted-average contractual life of approximately 3.3 years. The total intrinsic value of these vested options as of April 30, 2016 was $339.0 million.

The following table summarizes information about stock options outstanding as of April 30, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.86 to $37.95	4,461,075	2.3	$27.45	3,691,607	$28.16
$38.03 to $52.14	2,480,093	2.0	39.87	1,934,518	39.57
$52.30	3,684,201	4.6	52.30	2,012,682	52.30
$53.60 to $57.79	1,414,340	5.1	55.31	514,062	55.35
$59.34	6,138,145	5.6	59.34	2,015,280	59.34
$59.37 to $77.86	2,326,108	6.2	68.62	204,523	65.72
$80.99	5,517,193	6.6	80.99	0	0.00
	26,021,155	4.8	$56.22	10,372,672	$43.12
Restricted stock activity is as follows:

	Restricted Stock Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2016	21,294,585	$0.001
Granted- restricted stock units and awards	1,468,220	0.001
Canceled	(512,280)	0.001
Vested and converted to shares	(1,840,948)	0.001
Balance as of April 30, 2016	20,409,577	$0.001	$1,547,045,937
Expected to vest	17,223,868		$1,305,569,194
The restricted stock, which upon vesting entitles the holder to one share of common stock for each share of restricted stock, has an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and generally vests over 4 years.
The weighted-average grant date fair value of the restricted stock issued for the three months ended April 30, 2016 and 2015 was $69.29 and $67.17, respectively.
Common Stock
The following number of shares of common stock were reserved and available for future issuance at April 30, 2016:

Options outstanding	26,021,155
Restricted stock awards and units and performance stock units outstanding	20,409,577
Stock available for future grant:
2013 Equity Incentive Plan	44,462,309
2014 Inducement Equity Incentive Plan	446,533
Amended and Restated 2004 Employee Stock Purchase Plan	6,844,796
Acquired equity plans	135,854
Convertible Senior Notes	17,308,880
Warrants	17,308,880
132,937,984

8. Income Taxes
Effective Tax Rate
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year to date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. For the three months ended April 30, 2016, the Company reported a tax benefit of $1.6 million on a pretax income of $37.2 million, which resulted in a negative effective tax rate of 4 percent. The Company recorded a net tax benefit due to income taxes in profitable jurisdictions outside of the United States offset by a discrete tax benefit from a partial release of the valuation allowance in connection with certain acquisitions. The net deferred tax liability from the acquisitions provided a source of additional income to support the realizability of the Company's pre-existing deferred tax assets and as a result, the Company released a portion of its valuation allowance.
As described in Note 1 “Summary of Business and Significant Accounting Policies,” the Company early adopted ASU 2016-09 in the three months ended April 30, 2016. As a result of adopting ASU 2016-09 and the Company's current valuation allowance position, the Company did not record a current tax expense associated with the United States jurisdiction.
For the three months ended April 30, 2015, the Company reported a tax provision of $14.0 million on a pretax income of $18.1 million, which resulted in an effective tax rate of 77 percent. The tax provision recorded was primarily related to income taxes in profitable jurisdictions outside the United States.
Tax Benefits Related to Stock-Based Compensation
The income tax benefit related to stock-based compensation was $51.4 million and $43.7 million for three months ended April 30, 2016 and 2015, respectively, the majority of which was not recognized as a result of the valuation allowance.
Unrecognized Tax Benefits and Other Considerations
The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. Certain prior year tax returns are currently being examined by various taxing authorities in countries including the United States, Canada, France, Switzerland and the United Kingdom. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. However, the outcome of the tax audits cannot be predicted with certainty. If any issues addressed in the Company's tax audits are resolved in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future. Based on the information to-date, as some of the ongoing examinations are completed and tax positions in these tax years meet the conditions of being effectively settled or as applicable statute of limitations lapse, the Company anticipates it is reasonably possible that a decrease of unrecognized tax benefits up to approximately $15.0 million may occur in the next 12 months.

9. Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the fiscal period. Diluted earnings/loss per share is computed by giving effect to all potential weighted average dilutive common stock, including options, restricted stock units, warrants and the convertible senior notes. The dilutive effect of outstanding awards and convertible securities is reflected in diluted earnings per share by application of the treasury stock method.
A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended April 30,
	2016	2015
Numerator:
Net income	$38,759	$4,092
Denominator:
Weighted-average shares outstanding for basic income per share	677,514	653,809
Effect of dilutive securities:
Convertible senior notes	945	0
Employee stock awards	8,340	10,501
Warrants	0	0
Adjusted weighted-average shares outstanding and assumed conversions for diluted income per share	686,799	664,310
The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive (in thousands):

	Three Months Ended April 30,
	2016	2015
Employee stock awards	21,321	8,801
Convertible senior notes	0	17,309
Warrants	17,309	17,309

10. Commitments
Letters of Credit
As of April 30, 2016, the Company had a total of $83.8 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through December 2030.
Leases
The Company leases facilities space and certain fixed assets under non-cancelable operating and capital leases with various expiration dates.
As of April 30, 2016, the future minimum lease payments under non-cancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases	Financing Obligation -Leased Facility(1)
Fiscal Period:
Remaining nine months of fiscal 2017	$50,960	$287,083	$14,518
Fiscal 2018	122,765	351,971	21,437
Fiscal 2019	115,797	299,254	21,881
Fiscal 2020	201,579	239,804	22,325
Fiscal 2021	37	223,280	22,770
Thereafter	0	1,233,948	233,927
Total minimum lease payments	491,138	$2,635,340	$336,858
Less: amount representing interest	(42,438)
Present value of capital lease obligations	$448,700
______________
(1) Total Financing Obligation, Building -Leased Facility noted above represents the total obligation on the lease agreement including amounts allocated to interest noted in Note 3 “Property and Equipment.” As of April 30, 2016, $220.3 million of the total obligation noted above was recorded to Financing obligation, building - leased facility, of which the current portion is included in "Accounts payable, accrued expenses and other liabilities" and the non-current portion is included in “Other noncurrent liabilities” on the consolidated balance sheets.
The Company’s agreements for the facilities and certain services provide the Company with the option to renew. The Company’s future contractual obligations would change if the Company exercised these options.
The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Of the total operating lease commitment balance of $2.6 billion, approximately $2.3 billion is related to facilities space. The remaining commitment amount is related to computer equipment and furniture and fixtures.
Other Purchase Commitments
In April 2016, the Company entered into an agreement with a third party provider for certain infrastructure services for a period of four years. The agreement provides that the Company will pay $70.0 million in fiscal 2017, $96.0 million in fiscal 2018, $108.0 million in fiscal 2019 and $126.0 million in fiscal 2020.
11. Legal Proceedings and Claims

In the ordinary course of business, the Company is or may be involved in various legal proceedings and claims related to alleged infringement of third-party patents and other intellectual property rights, commercial, corporate and securities, labor and employment, class actions, wage and hour, and other claims. The Company has been, and may in the future be put on notice and/or sued by third parties for alleged infringement of their proprietary rights, including patent infringement.

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
Since the Foundation’s and Salesforce.org’s inception, the Company has provided at no charge certain resources to those entities employees such as office space, furniture, equipment, facilities, services, and other resources. The value of these items was approximately $0.8 million for the three months ended April 30, 2016.
The resource sharing agreement was amended in August 2015 to include resources outside of the United States and is more explicit about the types of resources that the Company will provide.
Additionally, the Company has donated subscriptions of the Company’s services to other qualified non-profit organizations. The Company also allows Salesforce.org to resell the Company’s service to non-profit organizations and certain education entities. The Company does not charge Salesforce.org for these subscriptions, therefore revenue from subscriptions provided to non-profit organizations is donated back to the community through charitable grants made by the Foundation and Salesforce.org. The reseller agreement was amended in August 2015 to include additional customer segments and certain customers outside the U.S. and in October 2015 to add an addendum with model clauses for the processing of personal data transferred from the European Economic Area. The value of the subscriptions pursuant to reseller agreements was approximately $27.8 million for the three months ended April 30, 2016. The Company plans to continue these programs.
As described in Note 4 “Business Combinations,” the Company's chairman held an ownership interest in an acquisition that was completed by the Company during the three months ended April 30, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “assumes,” “may,” “should,” “could,” “would,” “foresees,” “forecasts,” “predicts,” “targets,” variations of such words and similar expressions are intended to identify such forward-looking statements, which may consist of, among other things, trend analyses and statements regarding future events, future financial performance, anticipated growth and industry prospects. These forward-looking statements are based on current expectations, estimates and forecasts, as well as the beliefs and assumptions of our management, and are subject to risks and uncertainties that are difficult to predict, including the effect of general economic and market conditions; the impact of foreign currency exchange rate and interest rate fluctuations on our results; our business strategy and our plan to build our business, including our strategy to be the leading provider of enterprise cloud computing applications and platforms; our service performance and security; the expenses associated with new data centers and third party infrastructure providers; additional data center capacity; real estate and office facilities space; our operating results; new services and product features; our strategy of acquiring or making investments in complementary businesses, joint ventures, services, technologies and intellectual property rights; our ability to successfully integrate acquired businesses and technologies; our ability to continue to grow and maintain deferred revenue and unbilled deferred revenue; our ability to protect our intellectual property rights; our ability to develop our brands; our ability to realize the benefits from strategic partnerships and investments; our reliance on third- party hardware, software and platform providers; the effect of evolving government regulations; the valuation of our deferred tax assets; the potential availability of additional tax assets in the future; the impact of expensing stock options and other equity awards; the sufficiency of our capital resources; factors related to our outstanding convertible notes, revolving credit facility and loan associated with 50 Fremont; compliance with our debt covenants and capital lease obligations; and current and potential litigation involving us. These and other risks and uncertainties may cause our actual results to differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below under “Risk Factors” and elsewhere in this report for additional detail regarding factors that may cause actual results to be different than those expressed in our forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.
Overview
We are a leading provider of enterprise cloud computing solutions, with a focus on customer relationship management, or CRM. We introduced our first CRM solution in February 2000, and we have since expanded our service offerings with new editions, solutions, features and platform capabilities.
Our mission is to help our customers transform themselves into customer-centric companies by empowering them to connect with their customers in entirely new ways. Our Customer Success Platform, including sales force automation, customer service and support, marketing automation, community management, analytics, application development, and Internet of Things (“IoT”) integration and our professional cloud services, provides the next-generation platform of enterprise applications, or apps, and services to enable customer success.
We believe that the convergence of cloud, social, mobile, data science and IoT technologies is fundamentally transforming how companies sell, service, market and innovate to connect with their customers. With our service offerings —Sales Cloud, Service Cloud, Marketing Cloud, Community Cloud, Analytics Cloud, IoT Cloud and App Cloud —customers have the tools they need to build a next generation customer success platform. Key elements of our strategy include:

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
We also regularly evaluate acquisitions or investment opportunities in complementary businesses, joint ventures, services and technologies and intellectual property rights in an effort to expand our service offerings. We expect to continue to make such investments and acquisitions in the future and we plan to reinvest a significant portion of our incremental revenue in future periods to grow our business and continue our leadership role in the cloud computing industry. As a result of our aggressive growth plans, specifically our hiring plan and acquisition activities, we have incurred significant expenses from equity awards and amortization of purchased intangibles. As we continue with our growth plan and absent any one-time gains, we may continue to incur similar expenses in the future.
Our typical subscription contract term is 12 to 36 months, although terms range from one to 60 months, so during any fiscal reporting period only a subset of active subscription contracts is eligible for renewal. We calculate our attrition rate as of the end of each month. Our current attrition rate calculation does not include the Marketing Cloud service offerings. Our attrition rate was between eight and nine percent as of April 30, 2016. We expect our attrition rate to remain consistent as we continue to expand our enterprise business and invest in customer success and related programs.
We expect marketing and sales costs, which were 46 percent and 49 percent for the three months ended April 30, 2016 and 2015, respectively, to continue to represent a substantial portion of total revenues in the future as we seek to grow our customer base, sell more products to existing customers, and build greater brand awareness.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2017, for example, refer to the fiscal year ending January 31, 2017.
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

Sources of Revenues
We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our enterprise cloud computing services and from customers paying for additional support beyond the standard support that is included in the basic subscription fees; and (2) related professional services such as process mapping, project management, implementation services and other revenue. “Other revenue” consists primarily of training fees. Subscription and support revenues accounted for approximately 93 percent of our total revenues for the three months ended April 30, 2016. Subscription revenues are driven primarily by the number of paying subscribers, varying service types, the price of our service and renewals. We define a “customer” as a separate and distinct buying entity (e.g., a company, a distinct business unit of a large corporation, a partnership, etc.) that has entered into a contract to access our enterprise cloud computing services. We define a “subscription” as a unique user account purchased by a customer for use by its employees or other customer-authorized users, and we refer to each such user as a “subscriber.” The number of paying subscriptions at each of our customers ranges from one to hundreds of thousands. None of our customers accounted for more than five percent of our revenues during the three months ended April 30, 2016 and 2015.
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
Professional services and other revenues consist of fees associated with consulting and implementation services and training. Our consulting and implementation engagements are billed on either a time and materials or fixed fee basis. We also offer a number of training classes on implementing, using and administering our service that are billed on a per person, per class basis. Our typical professional services payment terms provide that our customers pay us within 30 days of invoice.
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
Subscription and support revenues consisted of the following by core service offering (in millions):

	Three Months Ended April 30,
	2016	2015	Variance- Percent
Sales Cloud	$724.6	$630.4	15%
Service Cloud	540.1	407.7	32%
App Cloud and Other	325.9	224.0	45%
Marketing Cloud	184.9	143.2	29%
Total	$1,775.5	$1,405.3
Subscription and support revenues from the Analytics Cloud, Communities Cloud and IoT Cloud were not significant for the three months ended April 30, 2016. The IoT cloud was launched in September 2015. Analytics Cloud revenue is included with App Cloud and Other in the table above. Community Cloud revenue is included in either Sales Cloud, Service Cloud or App Cloud and Other revenue depending on the primary service offering purchased.
In situations where a customer purchases multiple cloud offerings, such as through an Enterprise License Agreement, we allocate the contract value to each core service offering based on the customer’s estimated product demand plan and the service that was provided at the inception of the contract. We do not update these allocations based on actual product usage during the term of the contract. We have allocated approximately 13 percent and 10 percent of our total subscription and support revenues for the three months ended April 30, 2016 and 2015, respectively, based on customers’ estimated product demand plans and these allocated amounts are included in the table above.
Additionally, some of our service offerings have similar features and functions. For example, customers may use the Sales Cloud, the Service Cloud or our App Cloud to record account and contact information, which are similar features across these core service offerings. Depending on a customer’s actual and projected business requirements, more than one core service offering may satisfy the customer’s current and future needs. We record revenue based on the individual products ordered by a customer, and not according to the customer’s business requirements and usage. In addition, as we introduce new features and functions within each offering, and refine our allocation methodology for changes in our business, we do not expect it to be practical to adjust historical revenue results by service offering for comparability. Accordingly, comparisons of revenue performance by core service offering over time may not be meaningful.
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
Seasonal Nature of Deferred Revenue, Accounts Receivable and Operating Cash Flow
Deferred revenue primarily consists of billings to customers for our subscription service. Over 90 percent of the value of our billings to customers is for our subscription and support service. We generally invoice our customers in annual cycles. Approximately 80 percent of the value of all subscription and support related invoices were issued with annual terms during the three months ended April 30, 2016 in comparison to 75 percent during the same period a year ago. Occasionally, we bill customers for their multi-year contract on a single invoice which results in an increase in noncurrent deferred revenue. We typically issue renewal invoices in advance of the renewal service period, and depending on timing, the initial invoice for the subscription and services contract and the subsequent renewal invoice may occur in different quarters. This may result in an increase in deferred revenue and accounts receivable. There is a disproportionate weighting towards annual billings in the fourth quarter, primarily as a result of large enterprise account buying patterns. Our fourth quarter has historically been our strongest quarter for new business and renewals. The year on year compounding effect of this seasonality in both billing patterns and overall new and renewal business causes the value of invoices that we generate in the fourth quarter for both new business and renewals to increase as a proportion of our total annual billings. Accordingly, because of this billing activity, our first quarter is our largest collections and operating cash flow quarter.
The sequential quarterly changes in accounts receivable and the related deferred revenue and operating cash flow during the first quarter of our fiscal year are not necessarily indicative of the billing activity that occurs for the following quarters as displayed below (in thousands, except unbilled deferred revenue):

April 30, 2016
Fiscal 2017
Accounts receivable, net	$1,192,965
Deferred revenue, current and noncurrent	4,006,914
Operating cash flow (1)	1,051,062
Unbilled deferred revenue, a non-GAAP measure	7.6 bn

	April 30, 2015	July 31, 2015	October 31, 2015	January 31, 2016
Fiscal 2016
Accounts receivable, net	$926,381	$1,067,799	$1,060,726	$2,496,165
Deferred revenue, current and noncurrent	3,056,820	3,034,991	2,846,510	4,291,553
Operating cash flow (1)	735,081	304,278	162,514	470,208
Unbilled deferred revenue, a non-GAAP measure	6.0 bn	6.2 bn	6.7 bn	7.1 bn

	April 30, 2014	July 31, 2014	October 31, 2014	January 31, 2015
Fiscal 2015
Accounts receivable, net	$684,155	$834,323	$794,590	$1,905,506
Deferred revenue, current and noncurrent	2,324,615	2,352,904	2,223,977	3,321,449
Operating cash flow (1)	482,128	239,078	123,732	336,506
Unbilled deferred revenue, a non-GAAP measure	4.8 bn	5.0 bn	5.4 bn	5.7 bn

(1)
Operating cash flow represents net cash provided by operating activities for the three months ended in the periods stated above. In the first quarter of fiscal year 2017, we early adopted Accounting Standards Update No. 2016-09, “Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting” (“ASU 2016-09”), which addresses among other items, updates to the presentation and treatment of excess tax benefits related to stock based compensation on the Statements of Cash Flows. We have adopted changes to the statement of cash flows on a retrospective basis and have accordingly updated the operating cash flow amounts presented above.

Unbilled Deferred Revenue, a Non-GAAP Measure
The GAAP deferred revenue balance on our consolidated balance sheets does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Unbilled deferred revenue is a non-GAAP operational measure that represents future billings under our subscription agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue. Unbilled deferred revenue amounts by quarter are reflected in the table above. Our typical contract length is between 12 and 36 months. We expect that the amount of unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of large customer subscription agreements, varying billing cycles of subscription agreements, the specific timing of customer renewals, foreign currency fluctuations, the timing of when unbilled deferred revenue is to be recognized as revenue, and changes in customer financial circumstances. For multi-year subscription agreements billed annually, the associated unbilled deferred revenue is typically high at the beginning of the contract period, zero just prior to renewal, and increases if the agreement is renewed. Low unbilled deferred revenue attributable to a particular subscription agreement is often associated with an impending renewal and may not be an indicator of the likelihood of renewal or future revenue from such customer. Accordingly, we expect that the amount of aggregate unbilled deferred revenue will change from year-to-year depending in part upon the number and dollar amount of subscription agreements at particular stages in their renewal cycle. Such fluctuations are not a reliable indicator of future revenues. Unbilled deferred revenue does not include minimum revenue commitments from indirect sales channels, as we recognize revenue, deferred revenue, and any unbilled deferred revenue upon sell-through to an end user customer.

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

During the three months ended April 30, 2016, we recognized stock-based expense of $188.9 million. As of April 30, 2016, the aggregate stock compensation remaining to be amortized to costs and expenses was $1.6 billion. We expect this stock compensation balance to be amortized as follows: $490.1 million during the remaining nine months of fiscal 2017; $522.3 million during fiscal 2018; $378.5 million during fiscal 2019; $182.0 million during fiscal 2020 and $4.1 million during fiscal 2021. The expected amortization reflects only outstanding stock awards as of April 30, 2016 and assumes no forfeiture activity. We expect to continue to issue stock-based awards to our employees in future periods.
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
We believe that of our significant accounting policies, which are described in the Notes to the accompanying consolidated financial statements, the following accounting estimates involve a greater degree of judgment and complexity. Accordingly, these are the estimates we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.
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
Professional Services and Other Revenues
Our professional services contracts are either on a time and material or fixed fee basis. When these services are not combined with subscription revenues as a single unit of accounting, as discussed below, these revenues are recognized as the services are rendered for time and material contracts, and when the milestones are achieved and accepted by the customer for fixed price contracts. Training revenues are recognized after the services are performed.

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
During the three months ended April 30, 2016, we deferred $63.5 million of commission expenditures and we amortized $88.5 million to sales expense. During the same period a year ago, we deferred $50.1 million of commission expenditures and we amortized $77.2 million to sales expense. Deferred commissions on our consolidated balance sheets totaled $424.1 million at April 30, 2016 and $449.1 million at January 31, 2016.
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
In the event that we enter into a business combination with an entity in which we previously held a strategic investment, significant gains or losses are disclosed separately within the statements of operations.
Goodwill and Intangibles. We make estimates, assumptions, and judgments when valuing goodwill and other intangible assets in connection with the initial purchase price allocation of an acquired entity, as well as when evaluating the recoverability of our goodwill and other intangible assets on an ongoing basis. These estimates are based upon a number of factors, including historical experience, market conditions, and information obtained from the management of acquired companies. Critical estimates in valuing certain intangible assets include, but are not limited to, historical and projected attrition rates, discount rates, anticipated growth in revenue from the acquired customers and acquired technology, and the expected use of the acquired assets. These factors are also considered in determining the useful life of acquired intangible assets. The amounts and useful lives assigned to identified intangible assets impact the amount and timing of future amortization expense.
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

Results of Operations
The following tables set forth selected data for each of the periods indicated (in thousands):

	Three Months Ended April 30,
	2016	2015
Revenues:
Subscription and support	$1,775,493	$1,405,287
Professional services and other	141,110	105,880
Total revenues	1,916,603	1,511,167
Cost of revenues (1)(2):
Subscription and support	335,828	274,241
Professional services and other	161,153	107,561
Total cost of revenues	496,981	381,802
Gross profit	1,419,622	1,129,365
Operating expenses (1)(2):
Research and development	260,970	222,128
Marketing and sales	895,860	736,938
General and administrative	210,806	175,811
Operating lease termination resulting from purchase of 50 Fremont	0	(36,617)
Total operating expenses	1,367,636	1,098,260
Income from operations	51,986	31,105
Investment income	8,122	4,561
Interest expense	(22,011)	(16,675)
Other expense (1)	(13,806)	(918)
Gains on sales of strategic investments	12,864	0
Income before benefit from (provision for) income taxes	37,155	18,073
Benefit from (provision for) income taxes	1,604	(13,981)
Net income	$38,759	$4,092
(1) Amounts related to amortization of purchased intangibles from business combinations, as follows (in thousands):

	Three Months Ended April 30,
	2016	2015
Cost of revenues	$22,215	$19,690
Marketing and sales	15,386	20,027
Other non-operating expense	706	815
(2) Amounts related to stock-based expenses, as follows (in thousands):

	Three Months Ended April 30,
	2016	2015
Cost of revenues	$26,634	$15,381
Research and development	35,168	31,242
Marketing and sales	95,474	70,534
General and administrative	31,643	25,403

Revenues by geography were as follows (in thousands):

	Three Months Ended April 30,
	2016	2015
Americas	$1,413,229	$1,115,120
Europe	327,854	258,805
Asia Pacific	175,520	137,242
	$1,916,603	$1,511,167
Americas revenue attributed to the United States was approximately 97 percent and 95 percent for the three months ended April 30, 2016 and 2015, respectively.
The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended April 30,
	2016	2015
Revenues:
Subscription and support	93%	93%
Professional services and other	7	7
Total revenues	100	100
Cost of revenues (1)(2):
Subscription and support	18	18
Professional services and other	8	7
Total cost of revenues	26	25
Gross profit	74	75
Operating expenses (1)(2):
Research and development	14	15
Marketing and sales	46	49
General and administrative	11	11
Operating lease termination resulting from purchase of 50 Fremont	0	(2)
Total operating expenses	71	73
Income from operations	3	2
Investment income	0	0
Interest expense	(1)	(1)
Other expense (1)	(1)	0
Gains on sales of strategic investments	1	0
Income before benefit from (provision for) income taxes	2	1
Benefit from (provision for) income taxes	0	(1)
Net income	2%	0%

(1) Amortization of purchased intangibles from business combinations as a percentage of total revenues, as follows:

	Three Months Ended April 30,
	2016	2015
Cost of revenues	1%	1%
Marketing and sales	1	1
Other non-operating expense	0	0

(2) Stock-based expense as a percentage of total revenues, as follows:

	Three Months Ended April 30,
	2016	2015
Cost of revenues	1%	1%
Research and development	2	2
Marketing and sales	5	5
General and administrative	2	2

Revenues by geography as a percentage of total revenues, as follows:

	Three Months Ended April 30,
	2016	2015

Americas	74%	74%
Europe	17	17
Asia Pacific	9	9
	100%	100%

Revenues and deferred revenue in constant currency, as follows:

Revenue constant currency growth rates (as compared to the comparable prior periods)	Three Months Ended April 30, 2016 compared to Three Months Ended April 30, 2015	Three Months Ended April 30, 2015 compared to Three Months Ended April 30, 2014
Americas	27%	27%
Europe	33%	28%
Asia Pacific	29%	27%
Total growth	28%	27%
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

	April 30, 2016 compared to April 30, 2015	January 31, 2016 compared to January 31, 2015
Deferred revenue, current and noncurrent constant currency growth rates
Total growth	32%	31%

To present the information above, we convert the deferred revenue balances in local currencies in previous comparable periods using the United States dollar currency exchange rate as of the most recent balance sheet date.

Three Months Ended April 30, 2016 and 2015
Revenues.

	Three Months Ended April 30,		Variance
(in thousands)	2016	2015	Dollars	Percent
Subscription and support	$1,775,493	$1,405,287	$370,206	26%
Professional services and other	141,110	105,880	35,230	33%
Total revenues	$1,916,603	$1,511,167	$405,436	27%
Total revenues were $1.9 billion for the three months ended April 30, 2016, compared to $1.5 billion during the same period a year ago, an increase of $0.4 billion, or 27 percent. Subscription and support revenues were $1.8 billion, or 93 percent of total revenues, for the three months ended April 30, 2016, compared to $1.4 billion, or 93 percent of total revenues, during the same period a year ago, an increase of $370.2 million, or 26 percent. The increase in subscription and support revenues was primarily caused by volume-driven increases from new business, which includes new customers, upgrades and additional subscriptions from existing customers. Further, subscription revenues during the quarter benefited due to an additional day in the three months ended April 30, 2016 compared to the three months ended April 30, 2015. We continue to invest in a variety of customer programs and initiatives, which, along with increasing enterprise adoption, have helped maintain our attrition rate. Our attrition rate, which is consistent as compared to the prior year, also played a role in the increase in subscription and support revenues. Changes in the net price per user per month have not been a significant driver of revenue growth for the periods presented. Professional services and other revenues were $141.1 million, or seven percent of total revenues, for the three months ended April 30, 2016, compared to $105.9 million, or seven percent of total revenues, for the same period a year ago, an increase of $35.2 million, or 33 percent. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers.
Revenues in Europe and Asia Pacific accounted for $503.4 million, or 26 percent of total revenues, for the three months ended April 30, 2016, compared to $396.0 million, or 26 percent of total revenues, during the same period a year ago, an increase of $107.4 million, or 27 percent. The increase in revenues outside of the Americas was the result of the increasing acceptance of our services, our focus on marketing our services internationally and additional resources. Revenues outside of the Americas increased on a total dollar basis in the three months ended April 30, 2016 despite an overall strengthening of the U.S. dollar, which reduced aggregate international revenues by $18.7 million compared to the same period a year ago.
Cost of Revenues.

	Three Months Ended April 30,		Variance
(in thousands)	2016	2015	Dollars
Subscription and support	$335,828	$274,241	$61,587
Professional services and other	161,153	107,561	53,592
Total cost of revenues	$496,981	$381,802	$115,179
Percent of total revenues	26%	25%
Cost of revenues was $497.0 million, or 26 percent of total revenues, for the three months ended April 30, 2016, compared to $381.8 million, or 25 percent of total revenues, during the same period a year ago, an increase of $115.2 million. The increase in absolute dollars was primarily due to an increase of $48.9 million in employee-related costs, an increase of $11.3 million in stock-based expenses, an increase of $32.0 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of $8.2 million in professional and outside services and third party expenses, an increase of amortization of purchased intangible assets of $2.5 million and an increase in allocated overhead. We have increased our headcount by 10 percent since April 30, 2015 to meet the higher demand for services from our customers. We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity. We also plan to add additional employees in our professional services group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues in future periods.

The cost of professional services and other revenues was higher than the related revenue during the three months ended April 30, 2016 by $20.0 million as compared to $1.7 million during the same period a year ago. We expect the cost of professional services to continue to be more than revenue from professional services in future fiscal quarters. We believe that this investment in professional services facilitates the adoption of our service offerings.
Research and Development.

	Three Months Ended April 30,		Variance
(in thousands)	2016	2015	Dollars
Research and development	$260,970	$222,128	$38,842
Percent of total revenues	14%	15%
Research and development expenses were $261.0 million, or 14 percent of total revenues, for the three months ended April 30, 2016, compared to $222.1 million, or 15 percent of total revenues, during the same period a year ago, an increase of $38.8 million. The increase in absolute dollars was primarily due to an increase of approximately $29.0 million in employee-related costs, an increase of $3.9 million in stock-based expenses, an increase of $5.9 million in our development and test data center, and increases in allocated overhead. We increased our research and development headcount by seven percent since April 30, 2015 in order to improve and extend our service offerings and develop new technologies. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to invest in additional employees and technology to support the development of new, and improve existing, technologies and the integration of acquired technologies.
Marketing and Sales.

	Three Months Ended April 30,		Variance
(in thousands)	2016	2015	Dollars
Marketing and sales	$895,860	$736,938	$158,922
Percent of total revenues	46%	49%
Marketing and sales expenses were $895.9 million, or 46 percent of total revenues, for the three months ended April 30, 2016, compared to $736.9 million, or 49 percent of total revenues, during the same period a year ago, an increase of $158.9 million. The change was primarily due to an increase of $108.8 million in employee-related costs and amortization of deferred commissions, an increase of $24.9 million in stock-based expenses, an increase of $22.7 million in advertising expenses and allocated overhead. This was offset by a decrease of $4.6 million related to the amortization of purchased intangible assets. Our marketing and sales headcount increased by six percent since April 30, 2015. The increase in headcount was primarily attributable to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.
General and Administrative.

	Three Months Ended April 30,		Variance
(in thousands)	2016	2015	Dollars
General and administrative	$210,806	$175,811	$34,995
Percent of total revenues	11%	11%
General and administrative expenses were $210.8 million, or 11 percent of total revenues, for the three months ended April 30, 2016, compared to $175.8 million, or 11 percent of total revenues, during the same period a year ago, an increase of $35.0 million. The increase was primarily due to an increase of $25.8 million in employee-related costs and an increase of $6.2 million in stock-based expenses. Our general and administrative headcount increased by five percent since April 30, 2015 as we added personnel to support our growth.

Operating lease termination resulting from purchase of 50 Fremont.

	Three Months Ended April 30,		Variance
(in thousands)	2016	2015	Dollars
Operating lease termination resulting from purchase of 50 Fremont	$0	$(36,617)	$36,617
Percent of total revenues	0%	(2)%

Operating lease termination resulting from purchase of 50 Fremont, net for the three months ended April 30, 2015 was $36.6 million. In connection with the February 2015 purchase, we recognized a net non-cash gain totaling approximately $36.6 million on the termination of the lease signed in January 2012.
Income from operations.

	Three Months Ended April 30,		Variance
(in thousands)	2016	2015	Dollars
Income from operations	$51,986	$31,105	$20,881
Percent of total revenues	3%	2%
Income from operations for the three months ended April 30, 2016 was $52.0 million and included $188.9 million of stock-based expenses and $37.6 million of amortization of purchased intangibles. During the same period a year ago, income from operations was $31.1 million and included a gain of $36.6 million related to the purchase of 50 Fremont, $142.6 million of stock-based expenses and $39.7 million of amortization of purchased intangibles. The increase in income from operations is primarily due to a higher revenue growth rate compared to costs and operating expense growth rates.
Investment income.

	Three Months Ended April 30,		Variance
(in thousands)	2016	2015	Dollars
Investment income	$8,122	$4,561	$3,561
Investment income consists of income on our cash and marketable securities balances. Investment income was $8.1 million for the three months ended April 30, 2016 and was $4.6 million during the same period a year ago. The increase was primarily due to earnings on higher cash and marketable securities balances.
Interest expense.

	Three Months Ended April 30,		Variance
(in thousands)	2016	2015	Dollars
Interest expense	$(22,011)	$(16,675)	$(5,336)
Percent of total revenues	(1)%	(1)%
Interest expense consists of interest on our convertible senior notes, capital leases, term loan, financing obligation related to 350 Mission and revolving credit facility. Interest expense, net of interest costs capitalized, was $22.0 million for the three months ended April 30, 2016 and was $16.7 million during the same period a year ago.
Other expense.

	Three Months Ended April 30,		Variance
(in thousands)	2016	2015	Dollars
Other expense	$(13,806)	$(918)	$(12,888)
Other expense primarily consists of non-operating costs such as strategic investments fair market value adjustments, foreign exchange rate fluctuations and real estate transactions.

Gain on sales of strategic investments.

	Three Months Ended April 30,		Variance
(in thousands)	2016	2015	Dollars
Gains on sales of strategic investments	$12,864	$0	$12,864
Gains on sales of strategic investments were $12.9 million for the three months ended April 30, 2016. Gains on sales of strategic investments primarily consist of significant gains on sales of strategic investments resulting from mergers and acquisitions that we initiated in which we previously held an equity interest.
Benefit from (provision for) income taxes.

	Three Months Ended April 30,		Variance
(in thousands)	2016	2015	Dollars
Benefit from (provision for) income taxes	$1,604	$(13,981)	$15,585
Effective tax rate	(4)%	77%
We recognized a tax benefit of $1.6 million on a pretax income of $37.2 million, which resulted in a negative effective tax rate of 4 percent for the three months ended April 30, 2016. We recorded a net tax benefit due to income taxes in profitable jurisdictions outside the United States, which was offset by a discrete tax benefit from a partial release of the tax valuation allowance in connection with certain acquisitions. The net deferred tax liability from the acquisitions provided a source of additional income to support the realizability of our pre-existing deferred tax assets, and as a result, a portion of the valuation allowance was released. Additionally, as a result of early adopting ASU 2016-09 and our valuation allowance position, we did not record any U.S. current expense.
We recorded a tax provision of $14.0 million with a pretax income of $18.1 million, which resulted in an effective tax rate of 77 percent for the three months ended April 30, 2015. The tax provision recorded was primarily due to income taxes in profitable jurisdictions outside the United States.

Liquidity and Capital Resources
At April 30, 2016, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $3.7 billion and accounts receivable of $1.2 billion.
Net cash provided by operating activities was $1.1 billion during the three months ended April 30, 2016 and $735.1 million during the same period a year ago. Cash provided by operating activities has historically been affected by the amount of net income adjusted for non-cash expense items such as depreciation and amortization; amortization of purchased intangibles from business combinations; amortization of debt discount; discrete items such as the non-cash gain from the termination of 50 Fremont lease; the expense associated with stock-based awards; gains on sales of strategic investments; the timing of employee related costs including commissions and bonus payments; the timing of payments against accounts payable, accrued expenses and other current liabilities; the timing of collections from our customers, which is our largest source of operating cash flows; and changes in working capital accounts. As a result of the early adoption of ASU 2016-09, the benefit to cash flows from operating activities due to no longer reducing operating cash flow by the excess tax benefits in the three months ended April 30, 2016 was approximately $25.0 million.
Our working capital accounts consist of accounts receivable, deferred commissions, prepaid assets and other current assets. Claims against working capital include accounts payable, accrued expenses, deferred revenue, and other current liabilities and payments related to our convertible senior notes and loan secured by 50 Fremont. Our working capital may be impacted by factors in future periods such as billings to customers for subscriptions and support services and the subsequent collection of those billings, certain amounts and timing of which are seasonal.
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
Net cash used in investing activities was $450.3 million during the three months ended April 30, 2016 and $536.1 million during the same period a year ago. The net cash used in investing activities during the three months ended April 30, 2016 primarily related to strategic investments and capital expenditures including new office build-outs and investment of cash balances offset by sales and maturities of marketable securities.
Net cash provided by financing activities was $39.2 million during the three months ended April 30, 2016 as compared to net cash used in financing activities of $161.8 million during the same period a year ago. Net cash provided by financing activities during the three months ended April 30, 2016 consisted primarily of $50.0 million of principal payments on capital leases, offset by $89.1 million from proceeds from equity plans and the netting of excess tax benefits from employee stock plans to cash flows from operating activities due to the early adoption of ASU 2016-09.

The 0.25% Senior Notes will be convertible if during any 20 trading days during the 30 consecutive trading days of any fiscal quarter, our common stock trades at a price exceeding 130% of the conversion price of $66.44 per share applicable to the 0.25% Senior Notes. The 0.25% Senior Notes have not yet been convertible at the holders’ option. The 0.25% Senior Notes are classified as a noncurrent liability on our consolidated balance sheet as of April 30, 2016. Our common stock did not trade at a price exceeding 130% of the conversion price of $66.44 per share applicable to the 0.25% Senior Notes during the fiscal quarter ended April 30, 2016. Accordingly, the 0.25% Senior Notes were not convertible at the holders’ option for the quarter ending April 30, 2016.
In October 2014, we entered into a credit agreement (the “Credit Agreement”) which provides for a $650.0 million unsecured revolving credit facility (the “Credit Facility”) that matures in October 2019. In March 2015, we paid down the $300.0 million of outstanding borrowings held under the Credit Facility and related interest in full. We may use any future borrowings under the Credit Facility for working capital, capital expenditures and other general corporate purposes, including permitted acquisitions. We may borrow amounts under the Credit Facility at any time during the term of the Credit Agreement. We may also prepay the borrowings under the Credit Facility, in whole or in part, at any time without premium or penalty, subject to certain conditions, and amounts repaid or prepaid may be reborrowed. As of April 30, 2016, we had no outstanding borrowings under the Credit Facility.
The Credit Agreement contains certain customary affirmative and negative covenants, including a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, a limit on our ability to incur additional indebtedness, dispose of assets, make certain acquisition transactions, pay dividends or distributions, and certain other restrictions on our activities each defined specifically in the Credit Agreement. We were in compliance with the Credit Agreement’s covenants as of April 30, 2016.
In February 2015, the Company acquired 50 Fremont Street, a 41-story building totaling approximately 817,000 rentable square feet located in San Francisco, California (“50 Fremont”). At the time of the acquisition, the Company was leasing approximately 500,000 square feet of the available space in 50 Fremont.
The total purchase price for 50 Fremont was $637.6 million. In financing the purchase price, we used $115.0 million of restricted cash on hand and assumed a $200.0 million loan secured by the property with the remainder paid in cash. For the three months ended April 30, 2016, total interest expense we recognized was $1.9 million.
In April 2016, we entered into an agreement with a third party provider for certain infrastructure services for a period of four years. The agreement provides that we will pay $70.0 million in fiscal 2017, $96.0 million in fiscal 2018, $108.0 million in fiscal 2019 and $126.0 million in fiscal 2020.
Our cash, cash equivalents and marketable securities are comprised primarily of corporate notes and other obligations, U.S. treasury securities, U.S. agency obligations, government obligations, collateralized mortgage obligations, mortgage backed securities, time deposits, money market mutual funds and municipal securities.
As of April 30, 2016, we have a total of $83.8 million in letters of credit outstanding in favor of certain landlords for office space. To date, no amounts have been drawn against the letters of credit, which renew annually and expire at various dates through December 2030.
We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.
Our principal commitments consist of obligations under leases for office space, co-location data center facilities, and our development and test data center, as well as leases for computer equipment, software, furniture and fixtures. At April 30, 2016, the future non-cancelable minimum payments under these commitments were as follows (in thousands):

	Capital Leases	Operating Leases	Financing Obligation - Leased Facility
Fiscal Period:
Remaining nine months of fiscal 2017	$50,960	$287,083	$14,518
Fiscal 2018	122,765	351,971	21,437
Fiscal 2019	115,797	299,254	21,881
Fiscal 2020	201,579	239,804	22,325
Fiscal 2021	37	223,280	22,770
Thereafter	0	1,233,948	233,927
Total minimum lease payments	491,138	$2,635,340	$336,858
Less: amount representing interest	(42,438)
Present value of capital lease obligations	$448,700

The majority of our operating lease agreements provide us with the option to renew. Our future operating lease obligations would change if we exercised these options and if we entered into additional operating lease agreements as we expand our operations.
The financing obligation above represents the total obligation for our lease of approximately 445,000 rentable square feet of office space in San Francisco, California. As of April 30, 2016, $220.3 million of the total obligation noted above was recorded to Financing obligation, building - leased facility, which the current portion is included in "Accounts payable, accrued expenses and other liabilities" and the non-current portion is included in “Other noncurrent liabilities” on the consolidated balance sheets.
In February 2016, the Company entered into an agreement to sublease additional office space in New York, New York. The amounts associated with the agreement will be approximately $288.0 million over the approximately 12 year term of the agreement, beginning in the Company's first quarter of fiscal 2018. In May 2016, the Company entered into an agreement to lease additional office space in Indianapolis, Indiana. The amounts associated with the agreement will be approximately $77.0 million over the approximately 13 year term of the agreement, beginning in the Company's second quarter of fiscal 2018.
During the remaining months of fiscal 2017 and in future fiscal years, we have made and expect to continue to make additional investments in our infrastructure to scale our operations and increase productivity. We plan to upgrade or replace various internal systems to scale with the overall growth of the Company. Additionally, we expect capital expenditures to be higher in absolute dollars and remain consistent as a percentage of total revenues in future periods as a result of continued office build-outs, other leasehold improvements and data center investments.
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
New Accounting Pronouncements
See Note 1 “Summary of Business and Significant Accounting Policies” to the consolidated financial statements for our discussion about new accounting pronouncements adopted and those pending.

Non-GAAP Financial Measures

Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in Commission Filings,” defines and prescribes the conditions for use of non-GAAP financial information. Our measures of non-GAAP net income, non-GAAP gross profit, non-GAAP operating profit, non-GAAP free cash flow, and non-GAAP earnings per share each meet the definition of a non-GAAP financial measure. The primary purpose of using non-GAAP measures is to provide supplemental information that may prove useful to investors who wish to consider the impact of certain non-cash or non-recurring items on the company’s operating performance and to enable investors to evaluate the company’s results in the same way management does. These non-cash or non-recurring items generally consist of one-time items resulting from strategic decisions that affect multiple periods or periods unrelated to when the actual items were incurred. Management believes that supplementing GAAP disclosure with non-GAAP disclosure that excludes items that are not directly related to performance in any particular period provides investors with a more complete view of the company’s operational performance and allows for meaningful period-to-period comparisons and analysis of trends in the company’s business. Further, to the extent that other companies use similar methods in calculating non-GAAP measures, the provision of supplemental non-GAAP information can allow for a comparison of the company’s relative performance against other companies that also report non-GAAP operating results.
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

•
Gains on Sales of Strategic Investments. The Company views gains on sales of its strategic investments resulting from acquisitions initiated by the Company in which an equity interest was previously held as discrete events and not indicative of operational performance during any particular period. Management believes that the exclusion of these gains provides investors an enhanced view of the Company’s operational performance.

•
Lease Termination Resulting from Purchase of Office Building. The Company views the non-cash, one-time gain associated with the termination of its lease at 50 Fremont to be a discrete item. Management believes that the exclusion of the gains provides investors an enhanced view of the Company’s operational performance.

•
Income Tax Effects and Adjustments. The Company utilizes a fixed long-term projected non-GAAP tax rate in order to provide better consistency across the interim reporting periods by eliminating the effects of non-recurring and period-specific items such as changes in the tax valuation allowance and tax effects of acquisitions-related costs, since each of these can vary in size and frequency. When projecting this long-term rate, the Company evaluated a three-year financial projection that excludes the direct impact of the following non-cash items: stock-based expenses, amortization of purchased intangibles, amortization of acquired leases, amortization of debt discount, gains/losses on the sales of land and building improvements, gains/losses on conversions of debt, gains on sales of strategic investments and termination of office leases. The projected rate also assumes no new acquisitions in the three-year period, and considers other factors including the Company’s tax structure, its tax positions in various jurisdictions and key legislation in major jurisdictions where the company operates. This long-term rate could be subject to change for a variety of reasons, such as significant changes in the geographic earnings mix including acquisition activity, or fundamental tax law changes in major jurisdictions where the company operates. The Company re-evaluates this long-term rate on an annual basis or if any significant events that may materially affect this long-term rate occur. The non-GAAP tax rate for fiscal 2017 is 35.0 percent, and was 35.5 percent for fiscal 2016.

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
Non-GAAP free cash flow
We define the non-GAAP measure free cash flow as GAAP net cash provided by operating activities, less capital expenditures. For this purpose, capital expenditures does not include our strategic investments, nor does it include any costs or activities related to our purchase of 50 Fremont land and building, and building - leased facilities.
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

Our reconciliation of the non-GAAP financial measures to the most comparable GAAP measures for the three months ended April 30, 2016 and 2015 are as follows (in thousands, except for share numbers):

	Three Months Ended April 30,
	2016	2015
Non-GAAP gross profit
GAAP gross profit	$1,419,622	$1,129,365
Plus:
Amortization of purchased intangibles	22,215	19,690
Stock-based expense	26,634	15,381
Non-GAAP gross profit	$1,468,471	$1,164,436

	Three Months Ended April 30,
	2016	2015
Non-GAAP income from operations
GAAP income from operations	$51,986	$31,105
Plus:
Amortization of purchased intangibles	37,601	39,717
Stock-based expense	188,919	142,560
Less:
Operating lease termination resulting from purchase of 50 Fremont	0	(36,617)
Non-GAAP income from operations	$278,506	$176,765

	Three Months Ended April 30,
	2016	2015
Non-GAAP net income
GAAP net income	$38,759	$4,092
Plus:
Amortization of purchased intangibles	37,601	39,717
Amortization of acquired lease intangible	706	815
Stock-based expense	188,919	142,560
Amortization of debt discount, net	6,226	6,059
Less:
Operating lease termination resulting from purchase of 50 Fremont	0	(36,617)
Gains on sales of strategic investments	(12,864)	0
Income tax effects and adjustments	(91,814)	(48,291)
Non-GAAP net income	$167,533	$108,335

	Three Months Ended April 30,
	2016	2015
Non-GAAP diluted earnings per share
GAAP diluted income per share	$0.06	$0.01
Plus:
Amortization of purchased intangibles	0.05	0.06
Amortization of acquired lease intangible	0.00	0.00
Stock-based expenses	0.28	0.21
Amortization of debt discount, net	0.01	0.01
Less:
Operating lease termination resulting from purchase of 50 Fremont	0.00	(0.06)
Gains on sales of strategic investments	(0.02)	0.00
Income tax effects and adjustments of Non-GAAP items	(0.14)	(0.07)
Non-GAAP diluted earnings per share	$0.24	$0.16
Shares used in computing diluted net income per share	686,799	664,310
Non-GAAP net income for the quarter ended April 30, 2016 was $167.5 million and $108.3 million for the same period a year ago, an increase of $59.2 million or 55 percent. During fiscal 2017 we remained focused on improving non-GAAP operating profit and expect to remain similarly focused for the remaining nine months of fiscal 2017.

	Three Months Ended April 30,
Free cash flow analysis	2016	2015
Operating cash flow (1)
GAAP net cash provided by operating activities	$1,051,062	$735,081
Less:
Capital expenditures	(83,301)	(71,087)
Free cash flow	$967,761	$663,994

(1) During the three months ended April 30, 2016, the Company early adopted ASU 2016-09. As a result, excess tax benefits are no longer classified as a reduction of operating cash flow. For more information, refer to Note 1 in the notes to the consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk
We primarily conduct our business in the following locations: the United States, Europe, Canada, Asia Pacific and Japan. The expanding global scope of our business exposes us to risk of fluctuations in foreign currency markets. This exposure is the result of selling in multiple currencies, growth in our international investments, including data center expansion, additional headcount in foreign countries, and operating in countries where the functional currency is the local currency. Specifically, our results of operations and cash flows are subject to fluctuations in the following currencies: the Euro, British Pound Sterling, Canadian Dollar, Australian Dollar and Japanese Yen against the United States Dollar. These exposures may change over time as business practices evolve and economic conditions change. Changes in foreign currency exchange rates could have an adverse impact on our financial results and cash flows. For example, revenue for the first quarter of fiscal 2017 was $1.9 billion, an increase of 27 percent year over year, and 28 percent in constant currency. Deferred revenue on the balance sheet as of April 30, 2016 was $4.01 billion, an increase of 31 percent year over year, and 32 percent in constant currency.
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
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $3.7 billion at April 30, 2016. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least BBB or better. The cash, cash equivalents and short-term marketable securities are held for general corporate purposes including possible acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase or decrease in interest rates of 100-basis points at April 30, 2016 could result in a $29.1 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.
At January 31, 2016, we had cash, cash equivalents and marketable securities totaling $2.7 billion. The fixed-income portfolio was also subject to interest rate risk. Changes in interest rates of 100-basis points would have resulted in market value changes of $20.9 million.
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
The Notes have a fixed annual interest rate of 0.25%, and therefore we do not have economic interest rate exposure on the Notes. However, the value of the Notes are exposed to interest rate risk. Generally, the fair values of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our 0.25% Notes is affected by our stock price. The principal balance of our Notes was $1.15 billion as of April 30, 2016. The total estimated fair value of our Notes at April 30, 2016 was $1.5 billion. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the first quarter of fiscal 2017, which was $126.22.
In October 2014, we entered into a credit agreement (the “Credit Agreement”) which provides for a $650.0 million unsecured revolving credit facility that matures in October 2019 (the “Credit Facility”). Borrowings under the Credit Facility bear interest, at our option, at either a base rate formula, as defined in the Credit Agreement, or a LIBOR based formula, each as set forth in the Credit Agreement. Additionally, we are obligated to pay an ongoing commitment fee at a rate between 0.125% and 0.25%. Interest and the commitment fees are payable in arrears quarterly. As of April 30, 2016 there was no outstanding borrowing amount under the Credit Agreement.
In February 2015, we assumed a $200.0 million loan with the acquisition of 50 Fremont (the “Loan”). The Loan bears an interest rate of 3.75% per annum and is due in June 2023. The Loan requires interest only payments with the remaining principal due at maturity. The Loan can be prepaid at any time subject to a yield maintenance fee. The agreement governing the Loan contains certain customary affirmative and negative covenants that we were in compliance with as of April 30, 2016.
We deposit our cash with multiple financial institutions.
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
Our portfolio consists of investments in over 150 privately held companies, primarily comprised of independent software vendors and system integrators. We invest in early-to-late stage enterprise cloud companies for strategic reasons and to support key business initiatives to grow our ecosystem of partners and accelerate the adoption of cloud technologies. We invest in both domestic and international companies and currently hold investments in all of our regions: the Americas, Europe, and Asia Pacific. Our investments in these companies range from $0.2 million to over $70.0 million, with 13 investments individually equal to or in excess of $10 million. As of April 30, 2016 and January 31, 2016 the carrying value of our investments in privately held companies was $500.3 million and $504.5 million, respectively. The estimated fair value of our investments in privately held companies was $706.9 million and $714.1 million as of April 30, 2016 and January 31, 2016, respectively. The financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation to the cost of our initial investment. If we determine that any of our investments in such companies have experienced a decline in fair value, we may be required to record an impairment that is other than temporary, which could be material. We have in the past written off the full value of specific investments. Similar situations could occur in the future and negatively impact our financial results. All of our investments are subject to a risk of partial or total loss of investment capital.

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

In the ordinary course of business, we are or may be involved in various legal proceedings and claims related to alleged infringement of third-party patents and other intellectual property rights, commercial, corporate and securities, labor and employment, class actions, wage and hour, and other claims. We have been, and may in the future be put on notice and/or sued by third parties for alleged infringement of their proprietary rights, including patent infringement.

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

•	on premise offerings from enterprise software application vendors;

•	cloud computing application service providers;

•	software companies that provide their product or service free of charge, and only charge a premium for advanced features and functionality;

•	social media companies;

•	traditional platform development environment companies;

•	cloud computing development platform companies;

•	internally developed applications (by our potential customers' IT departments); and

•	IoT platforms from large companies that have existing relationships with hardware and software companies.
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

•	timing of additional investments in our enterprise cloud computing application and platform services and in our consulting services;

•	regulatory compliance costs;

•	changes in payment terms and the timing of customer payments and payment defaults by customers;

•	extraordinary expenses such as litigation or other dispute-related settlement payments;

•	the impact of new accounting pronouncements, for example, the adoption of ASU 2016-09 and the volatility of the effective tax rate;

•	equity issuances, including as consideration in acquisitions or due to the conversion of our outstanding convertible notes at the election of the note holders;

•	the timing of stock awards to employees and the related adverse financial statement impact of having to expense those stock awards on a straight-line basis over their vesting schedules;

•	the timing of commission, bonus, and other compensation payments to employees; and

•	the timing of payroll and other withholding tax expenses, which are triggered by the payment of bonuses and when employees exercise their vested stock awards.
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
We derive substantially all of our revenue from subscriptions to our CRM enterprise cloud computing application services, and we expect this will continue for the foreseeable future. The markets for our Analytics, Communities and IoT Clouds remain relatively new and it is uncertain whether our efforts will ever result in significant revenue for us. Further, the introduction of significant platform changes and upgrades, including our conversion to our new Lightning platform, and introduction of new services beyond the CRM market, may not be successful, and early stage interest and adoption of such new services may not result in long term success or significant revenue for us. Our efforts to expand our services beyond the CRM market may not succeed and may reduce our revenue growth rate.

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
We are subject to income taxes in the United States and various jurisdictions outside of the United States. Our effective tax rate could fluctuate due to changes in the mix of earnings and losses in countries with differing statutory tax rates. Our tax expense could also be impacted by changes in non-deductible expenses, changes in excess tax benefits of stock-based compensation, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them and the applicability of withholding taxes.
We are subject to tax examinations in multiple jurisdictions. While we regularly evaluate new information that may change our judgment resulting in recognition, derecognition or change in measurement of a tax position taken, there can be no assurance that the final determination of any examinations will not have an adverse effect on our operating results and financial position.
Our tax provision could also be impacted by changes in accounting principles, changes in U.S federal and state or international tax laws applicable to corporate multinationals such as the legislation recently enacted in the United Kingdom and Australia, other fundamental law changes currently being considered by many countries and changes in taxing jurisdictions' administrative interpretations, decisions, policies and positions. Additionally, in October 2015, the Organisation for Economic Co-Operation and Development released final guidance covering various topics, including transfer pricing, country-by-country reporting and definitional changes to permanent establishment which could ultimately impact our tax liabilities.
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
We have a high level of debt, including the 0.25% convertible senior notes we issued in March 2013 (the “0.25% Senior Notes”) due April 1, 2018, the loan we assumed when we purchased 50 Fremont, and capital lease arrangements. Additionally, we have significant contractual commitments in operating lease arrangements, which are not reflected on our consolidated balance sheets. In addition, we have a financing obligation for a leased facility of which we are deemed the owner for accounting purposes. Finally, we have a revolving credit facility under which we can draw down up to $650.0 million. We currently have no outstanding borrowings under this credit facility. Our maintenance of this indebtedness and any additional issuance of indebtedness could:

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with acquisitions made during the three months ended April 30, 2016, the Company issued 4,812,325 shares of Company common stock on February 1, 2016; 38,010 shares of Company common stock on February 8, 2016; and 100,579 shares of Company common stock on February 29, 2016. In addition, in connection with another acquisition, on April 1, 2016, the Company agreed to issue 139,332 shares of Company common stock in the future subject to time-based contingencies. All of these issuances were made in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”): Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act, and Regulation S promulgated under the Securities Act.

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

Dated: May 20, 2016
salesforce.com, inc.

	By:	/S/ MARK J. HAWKINS
Mark J. Hawkins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: May 20, 2016
salesforce.com, inc.

	By:	/S/ JOE ALLANSON
Joe Allanson
Executive Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

Index to Exhibits

Exhibit No.	Exhibit Description	Provided Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of salesforce.com, inc.		8-K	001-32224	3.1	06/11/2013
3.2	Amended and Restated Bylaws of salesforce.com, inc.		8-K	001-32224	3.2	03/21/2016

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document