Form 10-Q
period 2016-07-31
SALESFORCE COM INC
filed 2016-09-01
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of July 31, 2016, there were approximately 685.0 million shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
salesforce.com, inc.
Consolidated Balance Sheets
(in thousands)

	July 31, 2016	January 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,115,226	$1,158,363
Short-term marketable securities	59,057	183,018
Accounts receivable, net	1,323,114	2,496,165
Deferred commissions	236,750	259,187
Prepaid expenses and other current assets	543,852	250,594
Total current assets	3,277,999	4,347,327
Marketable securities, noncurrent	545,663	1,383,996
Property and equipment, net	1,728,243	1,715,828
Deferred commissions, noncurrent	169,245	189,943
Capitalized software, net	626,214	384,258
Goodwill	6,029,895	3,849,937
Strategic investments	548,258	520,721
Other assets, net	1,455,797	370,910
Total assets	$14,381,314	$12,762,920
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$1,567,896	$1,349,338
Deferred revenue	3,808,200	4,267,667
Total current liabilities	5,376,096	5,617,005
Convertible 0.25% senior notes, net	1,102,150	1,088,097
Term loan	496,646	0
Loan assumed on 50 Fremont	198,133	197,998
Deferred revenue, noncurrent	15,361	23,886
Other noncurrent liabilities	1,060,352	833,065
Total liabilities	8,248,738	7,760,051
Stockholders’ equity:
Common stock	685	671
Additional paid-in capital	6,519,267	5,705,386
Accumulated other comprehensive loss	(11,215)	(49,917)
Accumulated deficit (See Note 1)	(376,161)	(653,271)
Total stockholders’ equity	6,132,576	5,002,869
Total liabilities and stockholders’ equity	$14,381,314	$12,762,920

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Revenues:
Subscription and support	$1,886,080	$1,521,319	$3,661,573	$2,926,606
Professional services and other	150,538	113,365	291,648	219,245
Total revenues	2,036,618	1,634,684	3,953,221	3,145,851
Cost of revenues (1)(2):
Subscription and support	360,943	292,737	696,771	566,978
Professional services and other	164,636	112,647	325,789	220,208
Total cost of revenues	525,579	405,384	1,022,560	787,186
Gross profit	1,511,039	1,229,300	2,930,661	2,358,665
Operating expenses (1)(2):
Research and development	291,506	234,100	552,476	456,228
Marketing and sales	934,931	793,691	1,830,791	1,530,629
General and administrative	252,051	181,685	462,857	357,496
Operating lease termination resulting from purchase of 50 Fremont	0	0	0	(36,617)
Total operating expenses	1,478,488	1,209,476	2,846,124	2,307,736
Income from operations	32,551	19,824	84,537	50,929
Investment income	11,916	3,283	20,038	7,844
Interest expense	(20,708)	(18,096)	(42,719)	(34,771)
Other income (expense) (1)	524	1,947	(13,282)	1,029
Gains on sales of strategic investments	0	0	12,864	0
Income before benefit from (provision for) income taxes	24,283	6,958	61,438	25,031
Benefit from (provision for) income taxes (3)	205,339	(7,810)	206,943	(21,791)
Net income (loss)	$229,622	$(852)	$268,381	$3,240
Basic net income (loss) per share	$0.34	$0.00	$0.40	$0.00
Diluted net income (loss) per share	$0.33	$0.00	$0.39	$0.00
Shares used in computing basic net income (loss) per share	681,126	659,366	678,929	656,636
Shares used in computing diluted net income (loss) per share	695,968	659,366	691,714	672,231
_______________
(1) Amounts include amortization of purchased intangibles from business combinations, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Cost of revenues	$25,544	$20,839	$47,759	$40,529
Marketing and sales	23,151	19,002	38,537	39,029
Other non-operating expense	642	1,301	1,348	2,116
(2) Amounts include stock-based expense, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Cost of revenues	$23,495	$16,340	$50,129	$31,721
Research and development	38,624	33,732	73,792	64,974
Marketing and sales	86,323	71,724	181,797	142,258
General and administrative	33,868	25,983	65,511	51,386

(3) Amounts include a $265.7 million tax benefit recorded during the three months ended July 31, 2016 as a result of the release of a portion of the valuation allowance related to the Demandware, Inc. acquisition. See Note 8 “Income Taxes.”
See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Net income (loss)	$229,622	$(852)	$268,381	$3,240
Other comprehensive income (loss), before tax and net of reclassification adjustments:
Foreign currency translation and other losses	(10,407)	(5,391)	(151)	(7,246)
Unrealized gains on investments	25,896	5,599	36,980	3,210
Other comprehensive income (loss), before tax	15,489	208	36,829	(4,036)
Tax effect	1,873	0	1,873	0
Other comprehensive income (loss), net of tax	17,362	208	38,702	(4,036)
Comprehensive income (loss)	$246,984	$(644)	$307,083	$(796)

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Operating activities:
Net income (loss)	$229,622	$(852)	$268,381	$3,240
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	149,361	131,675	282,133	259,602
Amortization of debt discount and transaction costs	6,868	7,291	14,053	13,152
Gains on sales of strategic investments	0	0	(12,864)	0
50 Fremont lease termination	0	0	0	(36,617)
Amortization of deferred commissions	88,783	76,679	177,297	153,834
Expenses related to employee stock plans	182,310	147,779	371,229	290,339
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	(73,167)	(141,418)	1,234,145	837,752
Deferred commissions	(70,643)	(70,745)	(134,162)	(120,837)
Prepaid expenses and other current assets and other assets	(9,728)	(18,072)	(66,399)	(29,346)
Accounts payable, accrued expenses and other liabilities	(46,666)	193,771	(332,894)	(45,301)
Deferred revenue	(206,062)	(21,830)	(499,179)	(286,459)
Net cash provided by operating activities (1)	250,678	304,278	1,301,740	1,039,359
Investing activities:
Business combinations, net of cash acquired	(2,798,194)	(18,451)	(2,799,993)	(30,921)
Purchase of 50 Fremont land and building	0	0	0	(425,376)
Deposit for purchase of 50 Fremont land and building	0	0	0	115,015
Non-refundable amounts received for sale of land available for sale	0	3,432	0	6,284
Strategic investments, net	(390)	(150,434)	(22,451)	(294,896)
Purchases of marketable securities	(285,795)	(136,196)	(875,131)	(343,421)
Sales of marketable securities	1,610,724	130,922	1,833,658	323,106
Maturities of marketable securities	27,253	1,833	50,538	16,279
Capital expenditures	(96,030)	(64,883)	(179,331)	(135,970)
Net cash used in investing activities	(1,542,432)	(233,777)	(1,992,710)	(769,900)
Financing activities:
Proceeds from term loan, net	495,550	0	495,550	0
Proceeds from employee stock plans	133,878	114,799	223,019	269,814
Principal payments on capital lease obligations	(12,795)	(41,074)	(62,763)	(57,899)
Payments on revolving credit facility	0	0	0	(300,000)
Net cash provided by (used in) financing activities (1)	616,633	73,725	655,806	(88,085)
Effect of exchange rate changes	(8,736)	3,169	(7,973)	(140)
Net increase (decrease) in cash and cash equivalents	(683,857)	147,395	(43,137)	181,234
Cash and cash equivalents, beginning of period	1,799,083	941,956	1,158,363	908,117
Cash and cash equivalents, end of period	$1,115,226	$1,089,351	$1,115,226	$1,089,351

1)
During the six months ended July 31, 2016, the Company early adopted Accounting Standards Update No. 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718)” (“ASU 2016-09”), which addresses among other items, updates to the presentation and treatment of excess tax benefits related to stock based compensation. Excess tax benefits are no longer classified as a reduction of operating cash flows. The Company has adopted changes to the consolidated statements of cash flows on a retrospective basis. The impact for the three and six months ended July 31, 2015 was a decrease of $133 and increase of $4,091 to net cash provided by operating activities with a correlating offset of equal amounts to net cash provided by (used in) financing activities, respectively.

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$6,285	$20,592	$30,035	$28,671
Income taxes, net of tax refunds	$6,322	$5,621	$14,231	$16,202
Non-cash operating, financing and investing activities:
Fixed assets acquired under capital leases	$0	$2,166	$585	$5,126
Building - leased facility acquired under financing obligation	$0	$14,636	$0	$36,859
Fair value of loan assumed on 50 Fremont	$0	$0	$0	$198,751
Fair value of equity awards assumed	$9,344	$0	$20,793	$0
Fair value of common stock issued as consideration for business combination	$0	$0	$278,372	$0
Non-cash equity liability (See Note 6)	76,043	$0	76,043	$0

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
The Company's mission is to help its customers transform themselves into customer-centric companies by empowering them to connect with their customers in entirely new ways. The Company's Customer Success Platform includes among other things sales force automation, customer service and support, marketing automation, community management, analytics, application development, Internet of Things integration and the Company's professional cloud services, provide the next-generation platform of enterprise applications and services to enable customer success.
Fiscal Year
The Company’s fiscal year ends on January 31. References to fiscal 2017, for example, refer to the fiscal year ending January 31, 2017.
Basis of Presentation
The accompanying consolidated balance sheet as of July 31, 2016 and the consolidated statements of operations, the consolidated statements of comprehensive income (loss) and the consolidated statements of cash flows for the three and six months ended July 31, 2016 and 2015, respectively, are unaudited. The consolidated balance sheet data as of January 31, 2016 was derived from the audited consolidated financial statements that are included in the Company’s fiscal 2016 Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2016. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s fiscal 2016 Form 10-K.
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments necessary for the fair presentation of the Company’s balance sheet as of July 31, 2016, and its results of operations, including its comprehensive income (loss), and its cash flows for the three and six months ended July 31, 2016 and 2015. All adjustments are of a normal recurring nature. The results for the three and six months ended July 31, 2016 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2017.
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
Segments
The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, who is the chief executive officer, in deciding how to allocate resources and assessing performance. Over the past few years, the Company has completed several acquisitions. These acquisitions have allowed the Company to expand its offerings, presence and reach in various market segments of the enterprise cloud computing market. While the Company has offerings in multiple enterprise cloud computing market segments, the Company’s business operates in one operating segment because the majority of the Company's offerings operate on a single platform and are deployed in an identical way, and the Company’s chief operating decision maker evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.
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
No single customer accounted for more than five percent of accounts receivable at July 31, 2016 and January 31, 2016. No single customer accounted for five percent or more of total revenue during the three and six months ended July 31, 2016 and 2015.
Geographic Locations
As of July 31, 2016 and January 31, 2016, assets located outside the Americas were nine percent and 11 percent of total assets.
Revenues by geographical region are as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Americas	$1,495,201	$1,202,173	$2,908,430	$2,317,293
Europe	347,320	286,904	675,174	545,709
Asia Pacific	194,097	145,607	369,617	282,849
	$2,036,618	$1,634,684	$3,953,221	$3,145,851
Americas revenue attributed to the United States was approximately 96 percent and 95 percent during the three months ended July 31, 2016 and 2015, respectively, and was approximately 96 percent and 95 percent for the six months ended July 31, 2016 and 2015, respectively. No other country represented more than ten percent of total revenue during the three and six months ended July 31, 2016 and 2015.
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

Deferred Revenue
The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services described above and is recognized as the revenue recognition criteria are met. The Company generally invoices customers in annual installments. The deferred revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration, invoice timing, dollar size and new business linearity within the quarter.
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
Long-Lived Assets and Impairment Assessment
The Company evaluates long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions, or other events that indicate an asset's carrying amount may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. There was no impairment of long-lived assets during the three and six months ended July 31, 2016 and 2015, respectively.
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
Accounting for Stock-Based Expense
The Company recognizes stock-based expenses related to stock options and restricted stock awards on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four years. The aggregate stock compensation remaining to be amortized to costs and expenses will be recognized over a weighted average period of 2.3 years. The Company recognizes stock-based expenses related to shares issued pursuant to its Amended and Restated 2004 Employee Stock Purchase Plan (“ESPP” or “2004 Employee Stock Purchase Plan”) on a straight-line basis over the offering period, which is 12 months. Stock-based expenses are recognized net of estimated forfeiture activity. The estimated forfeiture rate applied is based on historical forfeiture rates. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option pricing model.
The fair value of each stock option grant and ESPP share was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three Months Ended July 31,		Six Months Ended July 31,
Stock Options	2016	2015	2016	2015
Volatility	32.3%	35%	32.1 - 32.3%	35-37%
Estimated life	3.5 years	3.6 years	3.5 years	3.6 years
Risk-free interest rate	0.89 - 1.06%	1.31- 1.42%	0.89 - 1.06%	1.13- 1.42%
Weighted-average fair value per share of grants	$20.22	$20.24	$18.76	$19.81

	Three Months Ended July 31,
ESPP	2016	2015
Volatility	34%	34%
Estimated life	0.75 years	0.75 years
Risk-free interest rate	0.47 - 0.59%	0.06- 0.27%
Weighted-average fair value per share of grants	$21.93	$19.30
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

ESPP assumptions and the related fair value per share table will only be disclosed in the three month period in which there is ESPP activity, such as an ESPP purchase. The Company's ESPP Plan allows for two purchases during the year, one during the second quarter and one during the fourth quarter. The estimated life of the ESPP will be based on the two purchase periods within each offering period.

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

New Accounting Pronouncements Adopted in Fiscal 2017

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting” (“ASU 2016-09”), which simplifies and improves several aspects of the accounting for employee share-based payment transactions for public entities. The new guidance requires companies to record excess tax benefits and tax deficiencies as income tax benefit or expense in the statement of operations when the awards vest or are settled, and eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the statement of cash flows. The Company adopted the standard in the three months ended April 30, 2016.  Upon adoption, the Company recognized the previously unrecognized excess tax benefits using the modified retrospective transition method, which resulted in a cumulative-effect adjustment of $8.7 million to accumulated deficit. This adjustment reduced the April 30, 2016 accumulated deficit balance. The previously unrecognized excess tax effects were recorded as a deferred tax asset, which was fully offset by a valuation allowance. Without the valuation allowance, the Company’s deferred tax asset would have increased by $614.5 million. The Company also elected to apply the change in presentation to the statements of cash flows retrospectively and no longer classified the excess tax benefits from employee stock plans as a reduction from operating cash flows for all periods presented.
Pending Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) which amended the existing FASB Accounting Standards Codification. This standard establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The standard also provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts. The FASB deferred the effective date for the new revenue reporting standard for entities reporting under U.S. GAAP for one year. In accordance with the deferral, ASU 2014-09 will be effective for fiscal 2019, including interim periods within that reporting period. The Company is currently in the process of assessing the adoption methodology, which allows the amendment to be applied retrospectively to each prior period presented, or with the cumulative effect recognized as of the date of initial application. The Company is also evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements and has not determined whether the effect will be material to either its revenue results or its accounting for deferred commissions balances.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, “Financial Instrument-Overall (Subtopic 825-10)” (“ASU 2016-01”), which requires entities to measure equity investments at fair value and recognize any changes in fair value in net income. However, for equity investments that do not have readily determinable fair values and do not qualify for the existing practical expedient, the investments will be measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The new standard is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASC 2016-01 on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to record most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The new standard is effective for interim and annual periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements.
2. Investments
Marketable Securities
At July 31, 2016, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$303,091	$3,663	$(64)	$306,690
U.S. treasury securities	40,402	391	(3)	40,790
Mortgage backed obligations	74,286	283	(48)	74,521
Asset backed securities	124,318	356	(32)	124,642
Municipal securities	46,203	392	(1)	46,594
Foreign government obligations	11,412	71	0	11,483
Total marketable securities	$599,712	$5,156	$(148)	$604,720
At January 31, 2016, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$949,266	$1,398	$(2,983)	$947,681
U.S. treasury securities	157,625	375	(56)	157,944
Mortgage backed obligations	104,242	106	(323)	104,025
Asset backed securities	271,292	186	(226)	271,252
Municipal securities	44,934	209	(6)	45,137
Foreign government obligations	18,014	42	(5)	18,051
U.S. agency obligations	16,076	16	(6)	16,086
Covered bonds	6,690	148	0	6,838
Total marketable securities	$1,568,139	$2,480	$(3,605)	$1,567,014

The duration of the investments classified as marketable securities is as follows (in thousands):

	As of
	July 31, 2016	January 31, 2016
Recorded as follows:
Short-term (due in one year or less)	$59,057	$183,018
Long-term (due after one year)	545,663	1,383,996
	$604,720	$1,567,014

As of July 31, 2016, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$20,262	$(27)	$7,305	$(37)	$27,567	$(64)
U.S. treasury securities	4,847	(3)	0	0	4,847	(3)
Mortgage backed obligations	20,115	(38)	1,280	(10)	21,395	(48)
Asset backed securities	19,241	(17)	7,512	(15)	26,753	(32)
Municipal securities	304	(1)	0	0	304	(1)
	$64,769	$(86)	$16,097	$(62)	$80,866	$(148)
The unrealized losses for each of the fixed rate marketable securities were less than $12,000. The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of July 31, 2016. The Company expects to receive the full principal and interest on all of these marketable securities.
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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of July 31, 2016 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of July 31, 2016
Cash equivalents (1):
Time deposits	$0	$7,327	$0	$7,327
Money market mutual funds	400,732	0	0	400,732
Marketable securities:
Corporate notes and obligations	0	306,690	0	306,690
U.S. treasury securities	0	40,790	0	40,790
Mortgage backed obligations	0	74,521	0	74,521
Asset backed securities	0	124,642	0	124,642
Municipal securities	0	46,594	0	46,594
Foreign government obligations	0	11,483	0	11,483
Foreign currency derivative contracts (2)	0	3,855	0	3,855
Total assets	$400,732	$615,902	$0	$1,016,634
Liabilities
Foreign currency derivative contracts (3)	$0	$4,127	$0	$4,127
Total liabilities	$0	$4,127	$0	$4,127
_____________
(1)Included in “cash and cash equivalents” in the accompanying consolidated balance sheet as of July 31, 2016, in addition to $707.2 million of cash.
(2)Included in “prepaid expenses and other current assets” in the accompanying consolidated balance sheet as of July 31, 2016.
(3)Included in “accounts payable, accrued expenses and other liabilities” in the consolidated balance sheet as of July 31, 2016.

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
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk. The Company uses forward currency derivative contracts to minimize the Company’s exposure to balances primarily denominated in British Pound Sterling, the Euro and Japanese Yen. The Company’s foreign currency derivative contracts, which are not designated as hedging instruments, are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. As of July 31, 2016 and January 31, 2016, the foreign currency derivative contracts that were not settled were recorded at fair value on the consolidated balance sheets.
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

Details on outstanding foreign currency derivative contracts related primarily to intercompany receivables and payables are presented below (in thousands):

	As of
	July 31, 2016	January 31, 2016
Notional amount of foreign currency derivative contracts	$1,280,090	$1,274,515
Fair value of foreign currency derivative contracts	$(272)	$(9,294)

The fair value of the Company’s outstanding derivative instruments are summarized below (in thousands):

		Fair Value of Derivative Instruments
		As of
	Balance Sheet Location	July 31, 2016	January 31, 2016
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$3,855	$4,731
Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Accounts payable, accrued expenses and other liabilities	$4,127	$14,025

The effect of the derivative instruments not designated as hedging instruments on the consolidated statements of operations during the three and six months ended July 31, 2016 and 2015, respectively, are summarized below (in thousands):

Derivatives Not Designated as Hedging Instruments	Gains (losses) on Derivative Instruments Recognized in Income (losses)
		Three Months Ended July 31,
	Location	2016	2015
Foreign currency derivative contracts	Other income (expense)	$(33,836)	$9,494

Derivatives Not Designated as Hedging Instruments	Gains (losses) on Derivative Instruments Recognized in Income (losses)
		Six Months Ended July 31,
	Location	2016	2015
Foreign currency derivative contracts	Other income (expense)	$(47,176)	$14,069
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

As of July 31, 2016, the Company had six investments in marketable equity securities with a fair value of $56.6 million, which includes an unrealized gain of $39.8 million. As of January 31, 2016, the Company had six investments in marketable equity securities with a fair value of $16.2 million, which included an unrealized gain of $8.5 million. The change in the fair value of the investments in publicly held companies is recorded in the consolidated balance sheets within strategic investments and accumulated other comprehensive loss.
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
As of July 31, 2016 and January 31, 2016, the carrying value of the Company’s non-marketable debt and equity securities was $491.7 million and $504.5 million, respectively. The estimated fair value of the non-marketable debt and equity securities was approximately $700.1 million and $714.1 million as of July 31, 2016 and January 31, 2016, respectively. These investments are measured using the cost method of accounting, therefore the unrealized gains of $208.4 million and $209.6 million as of July 31, 2016 and January 31, 2016, respectively, are not recorded in the consolidated financial statements.

The carrying value of the Company’s strategic investments is impacted by various events such as entering into new investments, disposition-related reductions of a cost-basis investment if a privately-held company within the portfolio is acquired by another company, fair market value adjustments or initial public offerings. The cash inflows from exits and cash outflows from new investments are disclosed as Strategic investments, net, within the investing activities section of the Statement of Cash Flows and any gains or losses or fair market value adjustments are recorded within the operating activities of the Statement of Cash Flows for each of the respective fiscal quarter periods.
Investment Income
Investment income consists of interest income, realized gains, and realized losses on the Company’s cash, cash equivalents and marketable securities. The components of investment income are presented below (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Interest income	$6,546	$3,169	$14,319	$6,219
Realized gains	6,507	813	7,561	2,940
Realized losses	(1,137)	(699)	(1,842)	(1,315)
Total investment income	$11,916	$3,283	$20,038	$7,844
Reclassification adjustments out of accumulated other comprehensive income (loss) into net income were immaterial for the three and six months ended July 31, 2016 and 2015, respectively.
3. Property and Equipment
Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of
	July 31, 2016	January 31, 2016
Land	$183,888	$183,888
Buildings and building improvements	619,071	614,081
Computers, equipment and software	1,374,949	1,281,766
Furniture and fixtures	95,995	82,242
Leasehold improvements	531,760	473,688
	$2,805,663	$2,635,665
Less accumulated depreciation and amortization	(1,077,420)	(919,837)
	$1,728,243	$1,715,828
Depreciation and amortization expense totaled $80.1 million and $76.7 million during the three months ended July 31, 2016 and 2015, respectively, and totaled $155.7 million and $149.2 million during the six months ended July 31, 2016 and 2015, respectively.
Computers, equipment and software at July 31, 2016 and January 31, 2016 included a total of $747.9 million and $747.1 million acquired under capital lease agreements, respectively. Accumulated amortization relating to computers, equipment and software under capital leases totaled $359.9 million and $310.3 million, respectively, at July 31, 2016 and January 31, 2016. Amortization of assets under capital leases is included in depreciation and amortization expense.
Building - 350 Mission

In December 2013, the Company entered into a lease agreement for approximately 445,000 rentable square feet of office space at 350 Mission Street (“350 Mission”) in San Francisco, California, which is the total office space available in the building. As a result of the Company’s involvement during the construction period, the Company is considered for accounting purposes to be the owner of the construction project. As a result, the Company has capitalized the construction costs as Building with a corresponding current and noncurrent financing obligation liability and has accounted for the underlying land implicitly as an operating lease. As of July 31, 2016, the Company had capitalized $178.8 million of construction costs, based on the construction costs incurred to date by the landlord, and recorded a corresponding current and noncurrent financing obligation liability of $19.4 million and $201.8 million, respectively. As of January 31, 2016, the Company had capitalized $174.6 million of construction costs, based on the construction costs incurred to date by the landlord, and recorded a corresponding current and noncurrent financing obligation liability of $15.4 million and $196.7 million, respectively. The total expected financing obligation in the form of minimum lease payments inclusive of the amounts currently recorded, is $332.9 million, including interest (see Note 10 “Commitments” for future commitment details). The obligation will be settled through monthly lease payments to the landlord which commenced on October 2015. To the extent that operating expenses for 350 Mission are material, the Company, as the deemed accounting owner, will record the operating expenses.
4. Business Combinations
Demandware
In July 2016, the Company acquired for cash the outstanding stock of Demandware, Inc. (“Demandware”), an industry-leading provider of enterprise cloud commerce solutions in the digital commerce market. The Company acquired Demandware to, among other things, expand the Company's position in customer relationship management and to help capture the digital commerce market with the new Salesforce Commerce Cloud. The Company has included the financial results of Demandware in the consolidated financial statements from the date of acquisition. The transaction costs associated with the acquisition were $15.5 million and are recorded in General and administrative expense. The preliminary acquisition date fair value of the consideration transferred for Demandware was approximately $2.9 billion, including the proceeds from the term loan of $500.0 million (see Note 5), which consisted of the following (in thousands):

Fair Value
Cash	$2,920,336
Fair value of stock options and restricted stock awards assumed	9,344
Total	$2,929,680
The preliminary estimated fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model. The share conversion ratio of 0.9545 was applied to convert Demandware’s outstanding equity awards for Demandware’s common stock into equity awards for shares of the Company’s common stock.

The following table summarizes the preliminary estimated fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Fair Value
Cash and cash equivalents	$139,259
Marketable securities	37,230
Accounts receivable	56,982
Other current assets	13,631
Customer contract asset, current and noncurrent	716,056
Intangible assets	800,287
Property and equipment	29,463
Other noncurrent assets	4,579
Goodwill	1,884,886
Accounts payable, accrued expenses and other liabilities	(52,595)
Deferred revenue, current and noncurrent	(22,709)
Customer contract liability, current and noncurrent	(393,911)
Other liabilities, noncurrent	(11,967)
Deferred tax liability	(271,511)
Net assets acquired	$2,929,680
The excess of preliminary purchase consideration over the preliminary fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The preliminary fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The deferred tax liability established was primarily a result of the difference in the book basis and tax basis related to the identifiable intangible assets. The preliminary estimated fair values of assets acquired and liabilities assumed, including current and noncurrent income taxes payable and deferred taxes, customer contract assets and liabilities and identifiable intangible assets may be subject to change as additional information is received and certain tax returns are finalized. Thus the provisional measurements of fair value set forth above are subject to change. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
The following table sets forth the components of identifiable intangible assets acquired and their preliminary estimated useful lives as of the date of acquisition (in thousands):

	Fair Value	Useful Life
Developed technology	$240,760	2 to 6 years
Customer relationships	547,370	3 to 6 years
Other purchased intangible assets	12,157	1 to 10 years
Total intangible assets subject to amortization	$800,287
Developed technology represents the preliminary estimated fair value of Demandware’s e-commerce technology. Customer relationships represent the preliminary estimated fair values of the underlying relationships with Demandware customers. Other purchased intangible assets also includes intangibles such as trademarks and favorable leases, which span over lease terms varying from 1 to 10 years. The goodwill balance is primarily attributed to the assembled workforce and expanded market opportunities when integrating Demandware’s e-commerce technology with the Company’s other offerings. The majority of the goodwill balance is not deductible for U.S. income tax purposes.
As of July 31, 2016, the aggregate intangible assets related to the Demandware, Inc. acquisition remaining to be amortized to operating expenses was $788.4 million. For the three months ended July 31, 2016 the Company recorded $11.9 million of amortization expense. The Company expects the intangible asset balance to be amortized as follows: $72.3 million for the remaining six months ended January 31, 2017, $137.7 million during fiscal 2018, $132.4 million during fiscal 2019, $131.1 million during fiscal 2020, $130.3 million during fiscal 2021.

The Company assumed unvested options and restricted stock with a preliminary estimated fair value of $135.2 million. Of the total consideration, $9.3 million was preliminarily allocated to the purchase consideration and $125.9 million was preliminarily allocated to future services and will be expensed over the remaining service periods on a straight-line basis.
The amounts of revenue and earnings of Demandware included in the Company’s consolidated statement of operations from the acquisition date of July 11, 2016 through July 31, 2016 are as follows (in thousands):

Total revenues	$9,121
Pretax loss	$(19,853)
The following pro forma financial information summarizes the combined results of operations for the Company and Demandware, as though the companies were combined as of the beginning of the Company’s fiscal 2016.
The unaudited pro forma financial information was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Total revenues	$2,073,502	$1,668,526	$4,031,391	$3,210,397
Pretax loss	$(17,626)	$(70,290)	$(52,340)	$(122,432)
The pro forma financial information for all periods presented has been calculated after adjusting the results of Demandware to reflect the business combination accounting effects resulting from this acquisition including the amortization expense from acquired intangible assets and the stock-based compensation expense for unvested stock options and restricted stock awards assumed as though the acquisition occurred as of the beginning of the Company’s fiscal year 2016. The historical consolidated financial statements have been adjusted in the pro forma combined financial statements to give effect to pro forma events that are directly attributable to the business combination and factually supportable. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the Company’s fiscal 2016.
The pro forma financial information for the three and six months ended July 31, 2016 and 2015 combines the historical results of the Company for the three and six months ended July 31, 2016 and 2015, the adjusted historical results of Demandware for the three and six months ended June 30, 2016 and 2015, due to differences in reporting periods and considering the date the Company acquired Demandware, and the effects of the pro forma adjustments listed above.
SteelBrick
In February 2016, the Company acquired the outstanding stock of SteelBrick, Inc. (“SteelBrick”) for the consideration of cash and common stock. SteelBrick is a next generation quote-to-cash platform, delivered 100 percent natively on the Salesforce platform, which offers applications, or apps, for automating the entire deal close process - from generating quotes and configuring orders to collecting cash. The Company has included the financial results of SteelBrick in the consolidated financial statements from the date of acquisition, which have not been material to date. The transaction costs associated with the acquisition were not material.
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
The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Fair Value
Cash and cash equivalents	$59,296
Other current and noncurrent tangible assets	3,012
Customer contract asset, current and noncurrent	16,903
Intangible assets	49,160
Goodwill	217,986
Deferred revenue, current and noncurrent	(8,479)
Customer contract liability, current and noncurrent	(9,949)
Other liabilities, current and noncurrent	(2,665)
Deferred tax liability	(10,479)
Net assets acquired	$314,785
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
MetaMind
In April 2016, the Company acquired MetaMind, Inc. (“MetaMind”) for approximately $32.8 million in cash, net of cash acquired. This amount includes amounts to be paid after an initial holdback period, and assumed equity awards. The primary reason for the acquisition was to extend the Company's intelligence in natural language processing and image recognition across all clouds. The Company has included the financial results of MetaMind in its consolidated financial statements from the date of acquisition, which have not been material to date. The transaction costs associated with the acquisition were not material. In allocating the purchase consideration for MetaMind based on estimated fair values, the Company recorded $31.2 million of goodwill. The goodwill balance is not deductible for U.S. income tax purposes. The estimated fair values of assets acquired and liabilities assumed, specifically current and noncurrent income taxes payable and deferred taxes, may be subject to change as additional information is received and certain tax returns are finalized. Thus, the provisional measurements of fair value set forth above are subject to change. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
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
Other Business Combinations
During the six months ended July 31, 2016, the Company acquired three other companies for an aggregate of $58.4 million in cash, net of cash acquired, and has included the financial results of these companies in its consolidated financial statements from the respective dates of acquisition. These transactions, individually and in the aggregate, are not material to the Company. The costs associated with these acquisitions were not material. The Company accounted for these transactions as business combinations. In allocating the purchase consideration for each company based on estimated fair values, the Company recorded $45.9 million of goodwill. The goodwill balance associated with these transactions is not deductible for U.S. income tax purposes. The Company expects to finalize the valuations as soon as practicable, but not later than one year from the acquisition dates.
5. Debt
Convertible Senior Notes

	Par Value Outstanding	Equity Component Recorded at Issuance		Liability Component of Par Value as of
(in thousands)				July 31, 2016	January 31, 2016
0.25% Convertible Senior Notes due April 1, 2018	$1,150,000	$122,421	(1)	$1,102,150	$1,088,097
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
The 0.25% Senior Notes consisted of the following (in thousands):

	As of
	July 31, 2016	January 31, 2016
Liability component :
Principal (1)	$1,150,000	$1,150,000
Less: debt discount, net (2)	(42,526)	(54,941)
Less: debt issuance cost (3)	(5,324)	(6,962)
Net carrying amount	$1,102,150	$1,088,097
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
The total estimated fair value of the Company's 0.25% Senior Notes at July 31, 2016 was $1.5 billion. The fair value was determined based on the closing trading price per $100 of the 0.25% Senior Notes as of the last day of trading for the second quarter of fiscal 2017.
Based on the closing price of the Company’s common stock of $81.80 on July 29, 2016, the if-converted value of the 0.25% Senior Notes exceeded their principal amount by approximately $265.9 million. Based on the terms of the 0.25% Senior Notes, the Senior Notes were not convertible for the three and six months ended July 31, 2016.
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
Term Loan
In July 2016, the Company entered into a credit agreement (the “Term Loan Credit Agreement”) with Bank of America, N.A. and certain other institutional lenders for a $500.0 million term loan facility (the “Term Loan”) that matures on July 11, 2019. The Term Loan will bear interest, at the Company’s option, at either a base rate plus a spread of 0.00% to 0.75% or an adjusted LIBOR rate plus a spread of 1.00% to 1.75% , in each case with such spread being determined based on the Company’s consolidated leverage ratio for the preceding four fiscal quarter period.
In July 2016, the Company borrowed the full $500.0 million under the Term Loan. All of the net proceeds of the Term Loan were for the purposes of partially funding the acquisition of Demandware.
Interest on the Term Loan is due and payable in arrears quarterly for loans bearing interest at a rate based on the base rate and at the end of an interest period in the case of loans bearing interest at the adjusted LIBOR rate.
All outstanding amounts under the Term Loan Credit Agreement will be due and payable on July 11, 2019. The Company may prepay the Term Loan, in whole or in part, at any time without premium or penalty, subject to certain conditions, and amounts repaid or prepaid may not be reborrowed. The Company’s obligations under the Term Loan Credit Agreement are required to be guaranteed by certain of its subsidiaries meeting certain thresholds set forth in the Term Loan Credit Agreement.
The Term Loan Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends or make distributions and repurchase stock. The Company is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. The Term Loan Credit Agreement includes customary events of default. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Term Loan Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts. The occurrence of an event of default could result in the acceleration of obligations under the Term Loan Credit Agreement. The Company was in compliance with the Term Loan Credit Agreement’s covenants as of July 31, 2016.
The weighted average interest rate on the Term Loan was 2.0% as of July 31, 2016. Accrued interest on the Term Loan was $0.6 million as of July 31, 2016. As of July 31, 2016, the noncurrent outstanding principal portion was $500.0 million.

Revolving Credit Facility
In July 2016, the Company entered into an Amended and Restated Credit Agreement (the “Revolving Loan Credit Agreement”) with Wells Fargo Bank, National Association, and certain other institutional lenders that provides for $1.0 billion unsecured revolving credit facility (the “Credit Facility”) that matures in July 2021. The Revolving Loan Credit Agreement amended and restated the Company’s existing revolving credit facility dated October 2014. The Company may use the proceeds of future borrowings under the Credit Facility for refinancing other indebtedness, working capital, capital expenditures and other general corporate purposes, including permitted acquisitions.
The Borrowings under the Credit Facility bear interest, at the Company’s option, at a base rate plus a spread of 0.00% to 0.75% or an adjusted LIBOR rate plus a spread of 1.00% to 1.75%, in each case with such spread being determined based on the Company’s consolidated leverage ratio for the preceding four fiscal quarter period. Interest is due and payable in arrears quarterly for loans bearing interest at a rate based on the base rate and at the end of an interest period in the case of loans bearing interest at the adjusted LIBOR rate. Regardless of what amounts, if any, are outstanding under the Credit Facility, the Company is also obligated to pay an ongoing commitment fee at a rate of 0.125% to 0.25%, with such rate being based on the Company’s consolidated leverage ratio for the preceding four fiscal quarter period, payable in arrears quarterly.
The Revolving Loan Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends or make distributions and repurchase stock. The Company is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. The Revolving Loan Credit Agreement includes customary events of default. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Revolving Loan Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts. The occurrence of an event of default could result in the acceleration of obligations under the Revolving Loan Credit Agreement. The Company was in compliance with the Revolving Loan Credit Agreement’s covenants as of July 31, 2016.
There are currently no outstanding borrowings held under the Credit Facility as of July 31, 2016. The Company continues to pay a commitment fee on the undrawn amount of the Credit Facility.
Loan Assumed on 50 Fremont
The Company assumed a $200.0 million loan with the acquisition of 50 Fremont (the “Loan”). The Loan bears an interest rate of 3.75% per annum and is due in June 2023. The Loan initially requires interest only payments. Beginning in fiscal year 2019, principal and interest payments are required, with the remaining principal due at maturity. For the three months ended July 31, 2016 and 2015, total interest expense recognized was $1.9 million. For the six months ended July 31, 2016 and 2015, total interest expense recognized was $3.8 million and $3.5 million, respectively. The Loan can be prepaid at any time subject to a yield maintenance fee. The agreement governing the Loan contains certain customary affirmative and negative covenants that the Company was in compliance with as of July 31, 2016.
Interest Expense on Convertible Senior Notes, Term Loan, Revolving Credit Facility and Loan Assumed on 50 Fremont
The following table sets forth total interest expense recognized related to the 0.25% Senior Notes, the Term Loan, the Credit Facility and the Loan prior to capitalization of interest (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Contractual interest expense	$3,377	$2,843	$6,191	$6,193
Amortization of debt issuance costs	1,701	1,032	2,729	2,050
Amortization of debt discount	6,264	6,110	12,490	12,169
	$11,342	$9,985	$21,410	$20,412

6. Other Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	July 31, 2016	January 31, 2016
Prepaid income taxes	$23,504	$22,044
Customer contract asset	225,004	1,423
Other taxes receivable	28,749	27,341
Prepaid expenses and other current assets	266,595	199,786
	$543,852	$250,594

Customer contract asset reflects future billings of amounts that are contractually committed by SteelBrick's and Demandware’s existing customers as of their respective acquisition dates and that will be billed in the next 12 months. As the Company bills these customers this balance will decrease and accounts receivable will increase.
Capitalized Software, net
Capitalized software consisted of the following (in thousands):

	As of
	July 31, 2016	January 31, 2016
Capitalized internal-use software development costs, net of accumulated amortization of $217,206 and $186,251, respectively	$133,388	$123,065
Acquired developed technology, net of accumulated amortization of $532,505 and $481,118, respectively	492,826	261,193
	$626,214	$384,258
Capitalized internal-use software amortization expense totaled $15.9 million and $12.2 million for the three months ended July 31, 2016 and 2015, respectively and totaled $30.9 million and $23.5 million for the six months ended July 31, 2016 and 2015, respectively. Acquired developed technology amortization expense totaled $27.4 million and $22.5 million for the three months ended July 31, 2016 and 2015, respectively and totaled $51.4 million and $44.4 million for the six months ended July 31, 2016 and 2015, respectively.
The Company capitalized $1.6 million and $1.5 million of stock-based expenses related to capitalized internal-use software development during the three months ended July 31, 2016 and 2015, respectively, and totaled $3.4 million and $3.1 million for the six months ended July 31, 2016 and 2015, respectively.
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter.
Goodwill consisted of the following (in thousands):

Balance as of January 31, 2016	$3,849,937
SteelBrick	217,986
MetaMind	31,242
Demandware	1,884,886
Other business combinations	45,907
Finalization of acquisition date fair values	(63)
Balance as of July 31, 2016	$6,029,895

Other Assets, net
Other assets consisted of the following (in thousands):

	As of
	July 31, 2016	January 31, 2016
Deferred income taxes, noncurrent, net	$22,545	$15,986
Long-term deposits	27,426	19,469
Purchased intangible assets, net of accumulated amortization of $252,877 and $212,248, respectively	803,076	258,580
Acquired intellectual property, net of accumulated amortization of $25,718 and $22,439, respectively	9,839	10,565
Customer contract asset, noncurrent (2)	496,461	93
Other (1)	96,450	66,217
	$1,455,797	$370,910
(1) In April 2015, the FASB issued ASU 2015-03 which simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability rather than an asset that is amortized. The Company retrospectively adopted this standard for the prior period presented, which resulted in a decrease in the carrying value of $7.9 million to Other as of January 31, 2016.
(2) Customer contract asset reflects future billings of amounts that are contractually committed by SteelBrick's and Demandware’s existing customers as of the respective acquisition dates and that will be billed over a period of 72 months. As the Company bills these customers this balance will decrease and accounts receivable will increase.
Purchased intangible assets amortization expense for the three months ended July 31, 2016 and 2015 was $24.1 million and $20.7 million, respectively and for the six months ended July 31, 2016 and 2015 was $40.6 million and $40.7 million, respectively. Acquired intellectual property amortization expense for the three months ended July 31, 2016 and 2015 was $1.6 million and $1.7 million, respectively and for the six months ended July 31, 2016 and 2015 was $3.3 million and $3.4 million, respectively.
Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of
	July 31, 2016	January 31, 2016
Accounts payable	$101,404	$71,481
Accrued compensation	469,009	554,502
Non-cash equity liability (1)	76,043	0
Accrued other liabilities	520,854	447,729
Accrued income and other taxes payable	205,737	205,781
Accrued professional costs	33,717	33,814
Customer contract liability, current (2)	124,775	6,558
Accrued rent	16,966	14,071
Financing obligation - leased facility, current (3)	19,391	15,402
	$1,567,896	$1,349,338

Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following (in thousands):

	As of
	July 31, 2016	January 31, 2016
Deferred income taxes and income taxes payable	$89,053	$85,996
Customer contract liability, noncurrent (2)	272,608	66
Financing obligation - leased facility (3)	201,779	196,711
Long-term lease liabilities and other	496,912	550,292
	$1,060,352	$833,065

(1) Non-cash equity liability represents the purchase price of shares issued to non-executive employees, as to shares exceeding previously registered ESPP shares at the time of sale to the extent the shares had not been subsequently sold by the employee purchaser. The Company expects this liability will be relieved within a year or earlier as the shares are subsequently sold.
(2) Customer contract liability reflects the legal obligation to provide future services that are contractually committed to SteelBrick's and Demandware's existing customers but unbilled as of their respective acquisition dates. As these services are invoiced, this balance will decrease and deferred revenue will increase.
(3) As of January 31, 2016, 350 Mission was in construction. In March 2016, construction was completed on the building. See Note 3 “Property and Equipment” for further discussion.

7. Stockholders’ Equity
The Company maintains the following stock plans: the ESPP, the 2013 Equity Incentive Plan and the 2014 Inducement Equity Incentive Plan (the “2014 Inducement Plan”). The expiration of the 1999 Stock Option Plan (“1999 Plan”) in fiscal 2010 did not affect awards outstanding, which continue to be governed by the terms and conditions of the 1999 Plan.
As of July 31, 2016, $41.5 million has been withheld on behalf of employees for future purchases under the ESPP and is recorded in accounts payable, accrued expenses and other liabilities.
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
Stock activity excluding the ESPP is as follows:

		Options Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2016	46,879,908	26,258,798	$56.26
Increase in shares authorized:
2013 Equity Incentive Plan	135,013
2014 Inducement Plan	1,013,581
Assumed equity plans	2,457,103
Options granted under all plans	(1,565,806)	1,565,806	55.38
Restricted stock activity	(5,200,112)
Stock grants to board and advisory board members	(98,689)
Exercised	0	(3,117,908)	38.70
Plan shares expired	(59,756)
Canceled	436,380	(436,380)	65.36
Balance as of July 31, 2016	43,997,622	24,270,316	$58.30	$570,515
Vested or expected to vest		22,438,870	$57.32	$549,383
Exercisable as of July 31, 2016		9,407,899	$45.43	$342,144
The total intrinsic value of the options exercised during the six months ended July 31, 2016 and 2015 was $124.8 million and $198.2 million, respectively. The intrinsic value is the difference between the current market value of the stock and the exercise price of the stock option.
The weighted-average remaining contractual life of vested and expected to vest options is approximately 4.7 years.
As of July 31, 2016, options to purchase 9,407,899 shares were vested at a weighted average exercise price of $45.43 per share and had a remaining weighted-average contractual life of approximately 3.4 years. The total intrinsic value of these vested options as of July 31, 2016 was $342.1 million.

The following table summarizes information about stock options outstanding as of July 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.86 to $39.09	5,009,819	2.1	$31.52	4,222,980	$32.46
$40.19 to $52.28	417,295	3.8	43.83	200,068	43.62
$52.30	3,558,218	4.3	52.30	2,177,833	52.30
$53.60 to $58.86	1,133,703	5.0	55.51	328,767	55.83
$59.34	5,922,503	5.3	59.34	2,227,005	59.34
$59.37 to $80.62	2,579,717	6.1	69.98	251,246	68.56
$80.99 to $82.55	5,649,061	6.3	81.02	0	0.00
	24,270,316	4.8	$58.30	9,407,899	$45.43
Restricted stock activity is as follows:

	Restricted Stock Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2016	21,294,585	$0.001
Granted- restricted stock units and awards	4,343,446	0.001
Canceled	(952,325)	0.001
Vested and converted to shares	(3,528,045)	0.001
Balance as of July 31, 2016	21,157,661	$0.001	$1,730,697
Expected to vest	18,103,499		$1,480,866
The restricted stock, which upon vesting entitles the holder to one share of common stock for each share of restricted stock, has an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and generally vests over 4 years.
The weighted-average grant date fair value of the restricted stock issued for the six months ended July 31, 2016 and 2015 was $75.86 and $70.73, respectively.
Common Stock
The following number of shares of common stock were reserved and available for future issuance at July 31, 2016:

Options outstanding	24,270,316
Restricted stock awards and units and performance stock units outstanding	21,157,661
Stock available for future grant:
2013 Equity Incentive Plan	42,446,150
2014 Inducement Plan	1,465,329
Amended and Restated 2004 Employee Stock Purchase Plan	5,289,597
Acquired equity plans	86,143
Convertible Senior Notes	17,308,880
Warrants	17,308,880
129,332,956

8. Income Taxes
Effective Tax Rate
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year to date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. For the six months ended July 31, 2016, the Company reported a tax benefit of $206.9 million on a pretax income of $61.4 million, which resulted in a negative effective tax rate of 337 percent. The most significant component of this tax amount was the discrete tax benefit of $265.7 million from a partial release of the valuation allowance in connection with the acquisition of Demandware. The net deferred tax liability from the acquisition of Demandware provided a source of additional income to support the realizability of the Company's pre-existing deferred tax assets and as a result, the Company released a portion of its valuation allowance. The tax benefit associated with the release of the valuation allowance was partially offset by income taxes in profitable jurisdictions outside of the United States.
The Company regularly assesses the realizability of the deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some or all of the Company's deferred tax assets will not be realized. The Company evaluates and weighs all available positive and negative evidence such as historic results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years. The Company adjusts its valuation allowance in the event sufficient positive evidence overcomes the negative evidence of losses in recent years, for example, if the trend in increasing taxable income continues.
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
Tax Benefits Related to Stock-Based Compensation
The income tax benefit related to stock-based compensation was $103.8 million and $87.5 million for six months ended July 31, 2016 and 2015, respectively, the majority of which was not recognized as a result of the valuation allowance.
Unrecognized Tax Benefits and Other Considerations
The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. Certain prior year tax returns are currently being examined by various taxing authorities in countries including the United States, France, and Switzerland. During the six months ended July 31, 2016, the Company effectively settled the uncertain tax positions subject to the audits in the United Kingdom and Canada, and as a result, the Company released the associated tax reserves.
The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. However, the outcome of the tax audits cannot be predicted with certainty. If any issues addressed in the Company's tax audits are resolved in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future. Based on the information to-date, as some of the ongoing examinations are completed and tax positions in these tax years meet the conditions of being effectively settled or as applicable statute of limitations lapse, the Company anticipates it is reasonably possible that a decrease of unrecognized tax benefits up to approximately $5.5 million may occur in the next 12 months.

9. Earnings Per Share
Basic earnings/loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the fiscal period. Diluted earnings/loss per share is computed by giving effect to all potential weighted average dilutive common stock, including options, restricted stock units, warrants and the convertible senior notes. The dilutive effect of outstanding awards and convertible securities is reflected in diluted earnings per share by application of the treasury stock method. Diluted loss per share for the three months ended July 31, 2015 is the same as basic loss per share as there is a net loss in the period and inclusion of potentially issuable shares is anti-dilutive.
A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$229,622	$(852)	$268,381	$3,240
Denominator:
Weighted-average shares outstanding for basic earnings (loss) per share	681,126	659,366	678,929	656,636
Effect of dilutive securities:
Convertible senior notes	2,977	0	1,961	728
Employee stock awards	11,865	0	10,824	14,867
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings (loss) per share	695,968	659,366	691,714	672,231
The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Employee stock awards	7,414	23,637	8,263	8,652
Convertible senior notes	0	17,309	0	0
Warrants	17,309	17,309	17,309	17,309

10. Commitments
Letters of Credit
As of July 31, 2016, the Company had a total of $83.9 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through December 2030.
Leases
The Company leases facilities space and certain fixed assets under non-cancelable operating and capital leases with various expiration dates.
As of July 31, 2016, the future minimum lease payments under non-cancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases	Financing Obligation -Leased Facility(1)
Fiscal Period:
Remaining six months of fiscal 2017	$37,433	$210,432	$10,565
Fiscal 2018	122,713	399,959	21,437
Fiscal 2019	115,794	350,317	21,881
Fiscal 2020	201,577	278,537	22,325
Fiscal 2021	36	252,082	22,770
Thereafter	0	1,401,711	233,927
Total minimum lease payments	477,553	$2,893,038	$332,905
Less: amount representing interest	(41,847)
Present value of capital lease obligations	$435,706
______________
(1) Total Financing Obligation -Leased Facility noted above represents the total obligation on the lease agreement including amounts allocated to interest noted in Note 3 “Property and Equipment.” As of July 31, 2016, $221.2 million of the total obligation noted above was recorded to Financing obligation - leased facility, of which the current portion is included in "Accounts payable, accrued expenses and other liabilities" and the non-current portion is included in “Other noncurrent liabilities” on the consolidated balance sheets.
The Company’s agreements for the facilities and certain services provide the Company with the option to renew. The Company’s future contractual obligations would change if the Company exercised these options.
The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Of the total operating lease commitment balance of $2.9 billion, approximately $2.5 billion is related to facilities space. The remaining commitment amount is related to computer equipment and furniture and fixtures.
Other Purchase Commitments
In April 2016, the Company entered into an agreement with a third party provider for certain infrastructure services for a period of four years. The agreement provides that the Company will pay $35.0 million in the remainder of fiscal 2017, $96.0 million in fiscal 2018, $108.0 million in fiscal 2019 and $126.0 million in fiscal 2020.
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
Since the Foundation’s and Salesforce.org’s inception, the Company has provided at no charge certain resources to those entities employees such as office space, furniture, equipment, facilities, services, and other resources. The value of these items was approximately $1.7 million for the six months ended July 31, 2016.
The resource sharing agreement was amended in August 2015 to include resources outside of the United States and is more explicit about the types of resources that the Company will provide.
Additionally, the Company has donated subscriptions of the Company’s services to other qualified non-profit organizations. The Company also allows Salesforce.org to resell the Company’s service to non-profit organizations and certain education entities. The Company does not charge Salesforce.org for these subscriptions, therefore revenue from subscriptions provided to non-profit organizations is donated back to the community through charitable grants made by the Foundation and Salesforce.org. The reseller agreement was amended in August 2015 to include additional customer segments and certain customers outside the U.S. and in October 2015 to add an addendum with model clauses for the processing of personal data transferred from the European Economic Area. The value of the subscriptions pursuant to reseller agreements was approximately $59.2 million for the six months ended July 31, 2016. The Company plans to continue these programs.
As described in Note 4 “Business Combinations,” the Company's chairman held an ownership interest in an acquisition that was completed by the Company in April 2016.

13. Subsequent Events
In August 2016, the Company acquired the outstanding stock of Quip, Inc. (“Quip”), in exchange for the issuance of shares of common stock of the Company. Quip combines content and communication to create living documents to allow work-teams to write, edit and discuss documents, spreadsheets and checklists in a single experience. The Company acquired Quip for its employees and product offerings. After taking into consideration customary purchase price adjustments, the total estimated consideration for Quip was approximately $410.0 million, consisting primarily of shares of common stock, not including shares subject to vesting conditions based on continued employment of certain recipients following closing of the acquisition. The acquisition closed on August 26, 2016.

In August 2016, the Company agreed to acquire the common stock of BeyondCore, Inc. (“BeyondCore”), in exchange for the issuance of shares of common stock of the Company. BeyondCore is a smart data discovery technology company that automatically explores millions of variable combinations from any structured data source. After taking into consideration customary purchase price adjustments, the total estimated consideration for BeyondCore is expected to be approximately $110.0 million, consisting primarily of shares of common stock, not including shares subject to vesting conditions based on continued employment of certain recipients following closing of the acquisition. The acquisition is expected to close during the fiscal quarter ended October 31, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “assumes,” “may,” “should,” “could,” “would,” “foresees,” “forecasts,” “predicts,” “targets,” variations of such words and similar expressions are intended to identify such forward-looking statements, which may consist of, among other things, trend analyses and statements regarding future events, future financial performance, anticipated growth and industry prospects. These forward-looking statements are based on current expectations, estimates and forecasts, as well as the beliefs and assumptions of our management, and are subject to risks and uncertainties that are difficult to predict, including the effect of general economic and market conditions; the impact of foreign currency exchange rate and interest rate fluctuations on our results; our business strategy and our plan to build our business, including our strategy to be the leading provider of enterprise cloud computing applications and platforms; our service performance and security; the expenses associated with new data centers and third party infrastructure providers; additional data center capacity; real estate and office facilities space; our operating results; new services and product features; our strategy of acquiring or making investments in complementary businesses, joint ventures, services, technologies and intellectual property rights; our ability to successfully integrate acquired businesses and technologies; our ability to continue to grow and maintain deferred revenue and unbilled deferred revenue; our ability to protect our intellectual property rights; our ability to develop our brands; our ability to realize the benefits from strategic partnerships and investments; our reliance on third- party hardware, software and platform providers; the effect of evolving government regulations; the valuation of our deferred tax assets; the potential availability of additional tax assets in the future; the impact of expensing stock options and other equity awards; the sufficiency of our capital resources; factors related to our outstanding convertible notes, revolving credit facility, term loan and loan associated with 50 Fremont; compliance with our debt covenants and capital lease obligations; and current and potential litigation involving us. These and other risks and uncertainties may cause our actual results to differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below under “Risk Factors” and elsewhere in this report for additional detail regarding factors that may cause actual results to be different than those expressed in our forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.
Overview
We are a leading provider of enterprise cloud computing solutions, with a focus on customer relationship management, or CRM. We introduced our first CRM solution in February 2000, and we have since expanded our service offerings with new editions, solutions, features and platform capabilities.
Our mission is to help our customers transform themselves into customer-centric companies by empowering them to connect with their customers in entirely new ways. Our Customer Success Platform includes among other things sales force automation, customer service and support, marketing automation, community management, analytics, application development, and Internet of Things (“IoT”) integration and our professional cloud services, provides the next-generation platform of enterprise applications, or apps, and services to enable customer success.
We believe that the convergence of cloud, social, mobile, data science and IoT technologies is fundamentally transforming how companies sell, service, market and innovate to connect with their customers. With our service offerings —Sales Cloud, Service Cloud, Marketing Cloud, Commerce Cloud, Community Cloud, Analytics Cloud, IoT Cloud and App Cloud —customers have the tools they need to build a next generation customer success platform. Key elements of our strategy include:

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
We believe the factors that will influence our ability to achieve our objectives include: our prospective customers’ willingness to migrate to enterprise cloud computing services; the availability, performance and security of our services; our ability to continue to release, and gain customer acceptance of, new and improved features; our ability to successfully integrate acquired businesses and technologies; successful customer adoption and utilization of our services; acceptance of our services in markets where we have few customers; the emergence of additional competitors in our market and improved product offerings by existing and new competitors; the location of new data centers; third-party developers’ willingness to develop applications on our platforms; our ability to attract new personnel and retain and motivate current personnel; and general economic conditions which could affect our customers’ ability and willingness to purchase our services, delay the customers’ purchasing decision or affect attrition rates.
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
Our typical subscription contract term is 12 to 36 months, although terms range from one to 60 months, so during any fiscal reporting period only a subset of active subscription contracts is eligible for renewal. We calculate our attrition rate as of the end of each month. Our current attrition rate calculation does not include the Marketing Cloud service offerings. Our attrition rate was between eight and nine percent as of July 31, 2016. We expect our attrition rate to remain consistent as we continue to expand our enterprise business and invest in customer success and related programs.
We expect marketing and sales costs, which were 46 percent and 49 percent for the six months ended July 31, 2016 and 2015, respectively, to continue to represent a substantial portion of total revenues in the future as we seek to grow our customer base, sell more products to existing customers, and build greater brand awareness.
In July 2016 we acquired Demandware, Inc. (“Demandware”), an industry-leading provider of enterprise cloud commerce solutions in the digital commerce market. We acquired Demandware to expand our position in customer relationship management and to pursue the digital commerce market segment with the new Salesforce Commerce Cloud. The financial results of Demandware are included in our consolidated financial statements from the date of acquisition. The total purchase price for Demandware was approximately $2.9 billion.
In July 2016, we entered into a credit agreement (the “Term Loan Credit Agreement”) which provides for a $500.0 million term loan (the “Term Loan”) that matures on July 11, 2019. All amounts borrowed under the Term Loan were used to pay a portion of the total purchase price for Demandware. Additionally, we entered into an Amended and Restated Credit Agreement (the “Revolving Loan Credit Agreement”) with Wells Fargo Bank, National Association, and certain other institutional lenders that increased our existing revolving credit facility dated October 2014 to $1.0 billion. As of July 31, 2016, there were no borrowings under the revolving credit facility.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2017, for example, refer to the fiscal year ending January 31, 2017.

Operating Segments
We operate as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, who in our case is the chief executive officer, in deciding how to allocate resources and assess performance. Over the past few years, we have completed several acquisitions. These acquisitions have allowed us to expand our offerings, presence and reach in various market segments of the enterprise cloud computing market. While we have offerings in multiple enterprise cloud computing market segments, our business operates in one operating segment because the majority of our offerings operate on a single platform and are deployed in an identical way, and our chief operating decision maker evaluates our financial information and resources and assesses the performance of these resources on a consolidated basis. Since we operate as one operating segment, all required financial segment information can be found in the consolidated financial statements.
Sources of Revenues
We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our enterprise cloud computing services and from customers paying for additional support beyond the standard support that is included in the basic subscription fees; and (2) related professional services such as process mapping, project management, implementation services and other revenue. “Other revenue” consists primarily of training fees. Subscription and support revenues accounted for approximately 93 percent of our total revenues for the six months ended July 31, 2016. Subscription revenues are driven primarily by the number of paying subscribers, varying service types, the price of our service and renewals. We define a “customer” as a separate and distinct buying entity (e.g., a company, a distinct business unit of a large corporation, a partnership, etc.) that has entered into a contract to access our enterprise cloud computing services. We define a “subscription” as a unique user account purchased by a customer for use by its employees or other customer-authorized users, and we refer to each such user as a “subscriber.” The number of paying subscriptions at each of our customers ranges from one to hundreds of thousands. None of our customers accounted for more than five percent of our revenues during the six months ended July 31, 2016 and 2015.
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
Subscription and support revenues consisted of the following by core service offering (in millions):

	Three Months Ended July 31,			Six Months Ended July 31,
	2016	2015	Variance- Percent	2016	2015	Variance- Percent
Sales Cloud	$754.9	$671.0	13%	$1,479.5	$1,301.4	14%
Service Cloud	575.4	445.2	29%	1,115.5	852.9	31%
App Cloud and Other	353.4	247.2	43%	679.3	471.2	44%
Marketing Cloud	202.4	157.9	28%	387.3	301.1	29%
Total	$1,886.1	$1,521.3		$3,661.6	$2,926.6

Subscription and support revenues from the Analytics Cloud, Community Cloud, IoT Cloud and Commerce Cloud were not significant for the three and six months ended July 31, 2016. The IoT Cloud was launched in September 2015. Analytics Cloud revenue is included with App Cloud and Other in the table above. Community Cloud revenue is included in either Sales Cloud, Service Cloud or App Cloud and Other revenue depending on the primary service offering purchased. Commerce Cloud revenue, resulting from our Demandware acquisition in July 2016, is included in Marketing Cloud.
In situations where a customer purchases multiple cloud offerings, such as through an Enterprise License Agreement, we allocate the contract value to each core service offering based on the customer’s estimated product demand plan and the service that was provided at the inception of the contract. We do not update these allocations based on actual product usage during the term of the contract. We have allocated approximately 13 percent of our total subscription and support revenues for the three and six months ended July 31, 2016 and 10 percent of our total subscription and support revenues for the three and six months ended July 31, 2015, based on customers’ estimated product demand plans and these allocated amounts are included in the table above.
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
Seasonal Nature of Deferred Revenue, Accounts Receivable and Operating Cash Flow
Deferred revenue primarily consists of billings to customers for our subscription service. Over 90 percent of the value of our billings to customers is for our subscription and support service. We generally invoice our customers in annual cycles. Approximately 80 percent of the value of all subscription and support related invoices were issued with annual terms during the three months ended July 31, 2016 in comparison to 74 percent during the same period a year ago. Occasionally, we bill customers for their multi-year contract on a single invoice which results in an increase in noncurrent deferred revenue. We typically issue renewal invoices in advance of the renewal service period, and depending on timing, the initial invoice for the subscription and services contract and the subsequent renewal invoice may occur in different quarters. This may result in an increase in deferred revenue and accounts receivable. There is a disproportionate weighting towards annual billings in the fourth quarter, primarily as a result of large enterprise account buying patterns. Our fourth quarter has historically been our strongest quarter for new business and renewals. The year on year compounding effect of this seasonality in both billing patterns and overall new and renewal business causes the value of invoices that we generate in the fourth quarter for both new business and renewals to increase as a proportion of our total annual billings. Accordingly, because of this billing activity, our first quarter is our largest collections and operating cash flow quarter.
The sequential quarterly changes in accounts receivable and the related deferred revenue and operating cash flow during the first quarter of our fiscal year are not necessarily indicative of the billing activity that occurs for the following quarters as displayed below (in thousands, except unbilled deferred revenue):

	April 30, 2016	July 31, 2016
Fiscal 2017
Accounts receivable, net	$1,192,965	$1,323,114
Deferred revenue, current and noncurrent	4,006,914	3,823,561
Operating cash flow (1)	1,051,062	250,678
Unbilled deferred revenue (2)	7.6 bn	8.0 bn

	April 30, 2015	July 31, 2015	October 31, 2015	January 31, 2016
Fiscal 2016
Accounts receivable, net	$926,381	$1,067,799	$1,060,726	$2,496,165
Deferred revenue, current and noncurrent	3,056,820	3,034,991	2,846,510	4,291,553
Operating cash flow (1)	735,081	304,278	162,514	470,208
Unbilled deferred revenue	6.0 bn	6.2 bn	6.7 bn	7.1 bn

	April 30, 2014	July 31, 2014	October 31, 2014	January 31, 2015
Fiscal 2015
Accounts receivable, net	$684,155	$834,323	$794,590	$1,905,506
Deferred revenue, current and noncurrent	2,324,615	2,352,904	2,223,977	3,321,449
Operating cash flow (1)	482,128	239,078	123,732	336,506
Unbilled deferred revenue	4.8 bn	5.0 bn	5.4 bn	5.7 bn

(1)
Operating cash flow represents net cash provided by operating activities for the three months ended in the periods stated above. In the first quarter of fiscal year 2017, we adopted Accounting Standards Update No. 2016-09, “Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting” (“ASU 2016-09”), which addresses among other items, updates to the presentation and treatment of excess tax benefits related to stock based compensation on the Statements of Cash Flows. We have adopted changes to the statement of cash flows on a retrospective basis and have accordingly updated the operating cash flow amounts presented above.

(2)
Unbilled deferred revenue represents future billings under our non-cancelable subscription agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue. As of July 31, 2016, $300.0 million of the balance presented relates to Demandware, Inc.

Unbilled Deferred Revenue, an Operational Measure
The deferred revenue balance on our consolidated balance sheets does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Unbilled deferred revenue is an operational measure that represents future billings under our subscription agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue. Unbilled deferred revenue amounts by quarter are reflected in the table above. Our typical contract length is between 12 and 36 months. We expect that the amount of unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of large customer subscription agreements, varying billing cycles of subscription agreements, the specific timing of customer renewals, foreign currency fluctuations, the timing of when unbilled deferred revenue is to be recognized as revenue, and changes in customer financial circumstances. For multi-year subscription agreements billed annually, the associated unbilled deferred revenue is typically high at the beginning of the contract period, zero just prior to renewal, and increases if the agreement is renewed. Low unbilled deferred revenue attributable to a particular subscription agreement is often associated with an impending renewal and may not be an indicator of the likelihood of renewal or future revenue from such customer. Accordingly, we expect that the amount of aggregate unbilled deferred revenue will change from year-to-year depending in part upon the number and dollar amount of subscription agreements at particular stages in their renewal cycle. Such fluctuations are not a reliable indicator of future revenues. Unbilled deferred revenue does not include minimum revenue commitments from indirect sales channels, as we recognize revenue, deferred revenue, and any unbilled deferred revenue upon sell-through to an end user customer.

Cost of Revenues and Operating Expenses
Cost of Revenues. Cost of subscription and support revenues primarily consists of expenses related to delivering our service and providing support, the costs of data center capacity, depreciation or operating lease expense associated with computer equipment and software, allocated overhead, amortization expense associated with capitalized software related to our services and acquired developed technologies and certain fees paid to various third parties for the use of their technology, services and data. We allocate overhead such as information technology infrastructure, rent and occupancy charges based on headcount. Employee benefit costs and taxes are allocated based upon a percentage of total compensation expense. As such, general overhead expenses are reflected in each cost of revenue and operating expense category. Cost of professional services and other revenues consists primarily of employee-related costs associated with these services, including stock-based expenses, the cost of subcontractors, certain third party fees and allocated overhead. The cost of providing professional services is significantly higher as a percentage of the related revenue than for our enterprise cloud computing subscription service due to the direct labor costs and costs of subcontractors.
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
General and Administrative. General and administrative expenses consist of salaries and related expenses, including stock-based expenses, for finance and accounting, legal, internal audit, human resources and management information systems personnel, legal costs, professional fees, other corporate expenses and allocated overhead. We expect that in the future, general and administrative expenses will increase in absolute dollars as we invest in our infrastructure and we incur additional employee related costs, professional fees and insurance costs related to the growth of our business and international expansion. We expect general and administrative costs as a percentage of total revenues to either remain flat or decrease for the next several quarters. However, the timing of additional expenses in a particular quarter, both in terms of absolute dollars and as a percentage of revenues, will affect our general and administrative expenses.
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

During the six months ended July 31, 2016, we recognized stock-based expense of $371.2 million. As of July 31, 2016, the aggregate stock compensation remaining to be amortized to costs and expenses was $1.7 billion. We expect this stock compensation balance to be amortized as follows: $371.5 million during the remaining six months of fiscal 2017; $602.1 million during fiscal 2018; $436.6 million during fiscal 2019; $227.4 million during fiscal 2020 and $17.6 million during fiscal 2021. The expected amortization reflects only outstanding stock awards as of July 31, 2016 and assumes no forfeiture activity. We expect to continue to issue stock-based awards to our employees in future periods.
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
Deferred Revenue. The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services described above and is recognized as the revenue recognition criteria are met. We generally invoice customers in annual installments. The deferred revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration, invoice timing, dollar size and new business linearity within the quarter.
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
During the six months ended July 31, 2016, we deferred $134.2 million of commission expenditures and we amortized $177.3 million to sales expense. During the same period a year ago, we deferred $120.8 million of commission expenditures and we amortized $153.8 million to sales expense. Deferred commissions on our consolidated balance sheets totaled $406.0 million at July 31, 2016 and $449.1 million at January 31, 2016.
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

Results of Operations
The following tables set forth selected data for each of the periods indicated (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Revenues:
Subscription and support	$1,886,080	$1,521,319	$3,661,573	$2,926,606
Professional services and other	150,538	113,365	291,648	219,245
Total revenues	2,036,618	1,634,684	3,953,221	3,145,851
Cost of revenues (1)(2):
Subscription and support	360,943	292,737	696,771	566,978
Professional services and other	164,636	112,647	325,789	220,208
Total cost of revenues	525,579	405,384	1,022,560	787,186
Gross profit	1,511,039	1,229,300	2,930,661	2,358,665
Operating expenses (1)(2):
Research and development	291,506	234,100	552,476	456,228
Marketing and sales	934,931	793,691	1,830,791	1,530,629
General and administrative	252,051	181,685	462,857	357,496
Operating lease termination resulting from purchase of 50 Fremont	0	0	0	(36,617)
Total operating expenses	1,478,488	1,209,476	2,846,124	2,307,736
Income from operations	32,551	19,824	84,537	50,929
Investment income	11,916	3,283	20,038	7,844
Interest expense	(20,708)	(18,096)	(42,719)	(34,771)
Other income (expense) (1)	524	1,947	(13,282)	1,029
Gains on sales of strategic investments	0	0	12,864	0
Income before benefit from (provision for) income taxes	24,283	6,958	61,438	25,031
Benefit from (provision for) income taxes (3)	205,339	(7,810)	206,943	(21,791)
Net income (loss)	$229,622	$(852)	$268,381	$3,240
(1) Amounts related to amortization of purchased intangibles from business combinations, as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Cost of revenues	$25,544	$20,839	$47,759	$40,529
Marketing and sales	23,151	19,002	38,537	39,029
Other non-operating expense	642	1,301	1,348	2,116
(2) Amounts related to stock-based expenses, as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Cost of revenues	$23,495	$16,340	$50,129	$31,721
Research and development	38,624	33,732	73,792	64,974
Marketing and sales	86,323	71,724	181,797	142,258
General and administrative	33,868	25,983	65,511	51,386

(3) Amounts include a $265.7 million tax benefit recorded during the three months ended July 31, 2016 as a result of the partial release of the valuation allowance related to the Demandware, Inc. acquisition. See Note 8 “Income Taxes.”

Revenues by geography were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Americas	$1,495,201	$1,202,173	$2,908,430	$2,317,293
Europe	347,320	286,904	675,174	545,709
Asia Pacific	194,097	145,607	369,617	282,849
	$2,036,618	$1,634,684	$3,953,221	$3,145,851
Americas revenue attributed to the United States was approximately 96 percent and 95 percent during the three months ended July 31, 2016 and 2015, respectively, and was approximately 96 percent and 95 percent for the six months ended July 31, 2016 and 2015, respectively.
The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Revenues:
Subscription and support	93%	93%	93%	93%
Professional services and other	7	7	7	7
Total revenues	100	100	100	100
Cost of revenues (1)(2):
Subscription and support	18	18	18	18
Professional services and other	8	7	8	7
Total cost of revenues	26	25	26	25
Gross profit	74	75	74	75
Operating expenses (1)(2):
Research and development	14	14	14	14
Marketing and sales	46	49	46	49
General and administrative	12	11	12	11
Operating lease termination resulting from purchase of 50 Fremont	0	0	0	(1)
Total operating expenses	72	74	72	73
Income from operations	2	1	2	2
Investment income	0	0	1	0
Interest expense	(1)	(1)	(1)	(1)
Other income (expense) (1)	0	0	0	0
Gains on sales of strategic investments	0	0	0	0
Income before benefit from (provision for) income taxes	1	0	2	1
Benefit from (provision for) income taxes	10	0	5	(1)
Net income (loss)	11%	0%	7%	0%

(1) Amortization of purchased intangibles from business combinations as a percentage of total revenues, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Cost of revenues	1%	1%	1%	1%
Marketing and sales	1	1	1	1
Other non-operating expense	0	0	0	0

(2) Stock-based expense as a percentage of total revenues, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Cost of revenues	1%	1%	1%	1%
Research and development	2	2	2	2
Marketing and sales	4	4	5	4
General and administrative	2	2	1	2

Revenues by geography as a percentage of total revenues, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Americas	73%	74%	74%	74%
Europe	17	17	17	17
Asia Pacific	10	9	9	9
	100%	100%	100%	100%

Revenues and deferred revenue in constant currency, as follows:

Revenue constant currency growth rates (as compared to the comparable prior periods)	Three Months Ended July 31, 2016 compared to Three Months Ended July 31, 2015	Three Months Ended July 31, 2015 compared to Three Months Ended July 31, 2014
Americas	24%	28%
Europe	32%	29%
Asia Pacific	29%	25%
Total growth	26%	28%
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

	July 31, 2016 compared to July 31, 2015	January 31, 2016 compared to January 31, 2015
Deferred revenue, current and noncurrent constant currency growth rates (as compared to the comparable prior periods)
Total growth	27%	31%

To present the information above, we convert the deferred revenue balances in local currencies in previous comparable periods using the United States dollar currency exchange rate as of the most recent balance sheet date.

Three Months Ended July 31, 2016 and 2015
Revenues.

	Three Months Ended July 31,		Variance
(in thousands)	2016	2015	Dollars	Percent
Subscription and support	$1,886,080	$1,521,319	$364,761	24%
Professional services and other	150,538	113,365	37,173	33%
Total revenues	$2,036,618	$1,634,684	$401,934	25%
Total revenues were $2.0 billion for the three months ended July 31, 2016, compared to $1.6 billion during the same period a year ago, an increase of $0.4 billion, or 25 percent. Subscription and support revenues were $1.9 billion, or 93 percent of total revenues, for the three months ended July 31, 2016, compared to $1.5 billion, or 93 percent of total revenues, during the same period a year ago, an increase of $0.4 billion, or 24 percent. The increase in subscription and support revenues was primarily caused by volume-driven increases from new business, which includes new customers, upgrades and additional subscriptions from existing customers. We continue to invest in a variety of customer programs and initiatives, which, along with increasing enterprise adoption, have helped keep our attrition rate consistent as compared to the prior year. Our attrition rate also played a role in the increase in subscription and support revenues. Changes in the net price per user per month have not been a significant driver of revenue growth for the periods presented. Professional services and other revenues were $150.5 million, or seven percent of total revenues, for the three months ended July 31, 2016, compared to $113.4 million, or seven percent of total revenues, for the same period a year ago, an increase of $37.2 million or 33 percent. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers. Revenues from acquired businesses in fiscal 2017 were not material.
Revenues in Europe and Asia Pacific accounted for $541.4 million, or 27 percent of total revenues, for the three months ended July 31, 2016, compared to $432.5 million, or 26 percent of total revenues, during the same period a year ago, an increase of $108.9 million, or 25 percent. The increase in revenues outside of the Americas was the result of the increasing acceptance of our services, our focus on marketing our services internationally and additional resources. Revenues outside of the Americas increased on a total dollar basis in the three months ended July 31, 2016 despite an overall strengthening of the U.S. dollar. This resulted in a reduction in aggregate international revenues by $23.7 million compared to the same period a year ago.
Cost of Revenues.

	Three Months Ended July 31,		Variance
(in thousands)	2016	2015	Dollars
Subscription and support	$360,943	$292,737	$68,206
Professional services and other	164,636	112,647	51,989
Total cost of revenues	$525,579	$405,384	$120,195
Percent of total revenues	26%	25%
Cost of revenues was $525.6 million, or 26 percent of total revenues, for the three months ended July 31, 2016, compared to $405.4 million, or 25 percent of total revenues, during the same period a year ago, an increase of $120.2 million. The increase in absolute dollars was primarily due to an increase of $65.3 million in employee-related costs, an increase of $7.2 million in stock-based expenses, an increase of $26.5 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of $6.1 million in professional and outside services and third party expenses, an increase of amortization of purchased intangible assets of $4.7 million and an increase of $6.1 million in allocated overhead. We have increased our headcount by 48 percent since July 31, 2015 to meet the higher demand for services from our customers, of which a component is due to the acquisition of Demandware on July 11, 2016. We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity. We also plan to add additional employees in our professional services group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues in future periods.

The cost of professional services and other revenues was higher than the related revenue during the three months ended July 31, 2016 by $14.1 million as compared to lower than the related revenue by $0.7 million during the same period a year ago. We expect the cost of professional services to continue to be more than revenue from professional services in future fiscal quarters. We believe that this investment in professional services facilitates the adoption of our service offerings.
Research and Development.

	Three Months Ended July 31,		Variance
(in thousands)	2016	2015	Dollars
Research and development	$291,506	$234,100	$57,406
Percent of total revenues	14%	14%
Research and development expenses were $291.5 million, or 14 percent of total revenues, for the three months ended July 31, 2016, compared to $234.1 million, or 14 percent of total revenues, during the same period a year ago, an increase of $57.4 million. The increase in absolute dollars was primarily due to an increase of approximately $45.3 million in employee-related costs, an increase of $4.9 million in stock-based expenses, an increase of $6.2 million in our development and test data center costs, and increases in allocated overhead. We increased our research and development headcount by 33 percent since July 31, 2015 in order to improve and extend our service offerings and develop new technologies, a component of which is due to the acquisition of Demandware on July 11, 2016. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to invest in additional employees and technology to support the development of new, and improve existing, technologies and the integration of acquired technologies.
Marketing and Sales.

	Three Months Ended July 31,		Variance
(in thousands)	2016	2015	Dollars
Marketing and sales	$934,931	$793,691	$141,240
Percent of total revenues	46%	49%
Marketing and sales expenses were $934.9 million, or 46 percent of total revenues, for the three months ended July 31, 2016, compared to $793.7 million, or 49 percent of total revenues, during the same period a year ago, an increase of $141.2 million. The change was primarily due to an increase of $121.7 million in employee-related costs and amortization of deferred commissions, an increase of $14.6 million in stock-based expenses and allocated overhead and an increase of $4.1 million related to the amortization of purchased intangible assets and increases in allocated overhead. Our marketing and sales headcount increased by 27 percent since July 31, 2015; a component was also due to the acquisition of Demandware on July 11, 2016. The increase in headcount was also attributable to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.
General and Administrative.

	Three Months Ended July 31,		Variance
(in thousands)	2016	2015	Dollars
General and administrative	$252,051	$181,685	$70,366
Percent of total revenues	12%	11%
General and administrative expenses were $252.1 million, or 12 percent of total revenues, for the three months ended July 31, 2016, compared to $181.7 million, or 11 percent of total revenues, during the same period a year ago, an increase of $70.4 million. The increase was primarily due to an increase of $43.2 million in employee-related costs and an increase of $7.9 million in stock-based expenses. Additionally, we incurred $15.5 million in transaction costs associated with our acquisition of Demandware. Our general and administrative headcount increased by 26 percent since July 31, 2015, a component of which is due to the acquisition of Demandware on July 11, 2016, with additional personnel added to support our growth.

Income from operations.

	Three Months Ended July 31,		Variance
(in thousands)	2016	2015	Dollars
Income from operations	$32,551	$19,824	$12,727
Percent of total revenues	2%	1%
Income from operations for the three months ended July 31, 2016 was $32.6 million and included $182.3 million of stock-based expenses, $15.5 million of transaction costs associated with our acquisition of Demandware and $48.7 million of amortization of purchased intangibles. During the same period a year ago, income from operations was $19.8 million and included $147.8 million of stock-based expenses and $39.8 million of amortization of purchased intangibles. The increase in income from operations is primarily due to a higher revenue growth rate compared to costs and operating expense growth rates.
Investment income.

	Three Months Ended July 31,		Variance
(in thousands)	2016	2015	Dollars
Investment income	$11,916	$3,283	$8,633
Investment income consists of income on our cash and marketable securities balances. Investment income was $11.9 million for the three months ended July 31, 2016 and was $3.3 million during the same period a year ago. The increase was due to both realized gains resulting from the sales of marketable securities as well as higher interest income across our portfolio.
Interest expense.

	Three Months Ended July 31,		Variance
(in thousands)	2016	2015	Dollars
Interest expense	$(20,708)	$(18,096)	$(2,612)
Percent of total revenues	(1)%	(1)%
Interest expense consists of interest on our convertible senior notes, capital leases, financing obligation related to 350 Mission, 50 Fremont mortgage and the $500.0 million term loan that was entered into in connection with our acquisition of Demandware. Interest expense was $20.7 million for the three months ended July 31, 2016 and was $18.1 million during the same period a year ago.
Other income.

	Three Months Ended July 31,		Variance
(in thousands)	2016	2015	Dollars
Other income	$524	$1,947	$(1,423)
Other income primarily consists of non-operating transactions such as strategic investments fair market value adjustments, gains and losses from foreign exchange rate fluctuations and real estate transactions.

Benefit from (provision for) income taxes.

	Three Months Ended July 31,		Variance
(in thousands)	2016	2015	Dollars
Benefit from (provision for) income taxes	$205,339	$(7,810)	$213,149
Effective tax rate	(846)%	112%
We recognized a tax benefit of $205.3 million on a pretax income of $24.3 million, which resulted in a negative effective tax rate of 846 percent for the three months ended July 31, 2016. The most significant component of this tax amount was the discrete tax benefit of $265.7 million from a partial release of the valuation allowance in connection with the acquisition of Demandware. The net deferred tax liability from the acquisition of Demandware provided a source of additional income to support the realizability of our pre-existing deferred tax assets and as a result, we released a portion of our valuation allowance. The tax benefit associated with the release of the valuation allowance was partially offset by income taxes in profitable jurisdictions outside of the United States. Additionally, as a result of early adopting ASU 2016-09 and our valuation allowance position, we did not record any U.S. current income tax expense.
We regularly assess the realizability of our deferred tax assets and establish a valuation allowance if it is more-likely-than-not that some or all of our deferred tax assets will not be realized. We evaluate and weigh all available positive and negative evidence such as historic results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years. We will adjust our valuation allowance in the event sufficient positive evidence overcomes the negative evidence of losses in recent years, for example, if our trend in increasing taxable income continues. Due to our valuation allowance, the effective tax rate could be volatile and is therefore difficult to forecast in future periods.
We recorded a tax provision of $7.8 million with a pretax income of $7.0 million, which resulted in an effective tax rate of 112 percent for the three months ended July 31, 2015. The tax provision recorded was primarily due to income taxes in profitable jurisdictions outside the United States.
Six Months Ended July 31, 2016 and 2015
Revenues.

	Six Months Ended July 31,		Variance
(in thousands)	2016	2015	Dollars	Percent
Subscription and support	$3,661,573	$2,926,606	$734,967	25%
Professional services and other	291,648	219,245	72,403	33%
Total revenues	$3,953,221	$3,145,851	$807,370	26%
Total revenues were $4.0 billion for the six months ended July 31, 2016, compared to $3.1 billion during the same period a year ago, an increase of $0.8 billion, or 26 percent. Subscription and support revenues were $3.7 billion, or 93 percent of total revenues, for the six months ended July 31, 2016, compared to $2.9 billion, or 93 percent of total revenues, during the same period a year ago, an increase of $735.0 million, or 25 percent. The increase in subscription and support revenues was primarily caused by volume-driven increases from new business, which includes new customers, upgrades and additional subscriptions from existing customers. Further, subscription revenues benefited due to an additional day in the six months ended July 31, 2016 compared to the six months ended July 31, 2015. We continue to invest in a variety of customer programs and initiatives, which, along with increasing enterprise adoption, have helped keep our attrition rate consistent as compared to the prior year. Our attrition rate also played a role in the increase in subscription and support revenues. Changes in the net price per user per month have not been a significant driver of revenue growth for the periods presented. Professional services and other revenues were $291.6 million, or seven percent of total revenues, for the six months ended July 31, 2016, compared to $219.2 million, or seven percent of total revenues, for the same period a year ago, an increase of $72.4 million, or 33 percent. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers.
Revenues in Europe and Asia Pacific accounted for $1.0 billion, or 26 percent of total revenues, for the six months ended July 31, 2016, compared to $828.6 million, or 26 percent of total revenues, during the same period a year ago, an increase of $216.2 million, or 26 percent. The increase in revenues outside of the Americas was the result of the increasing acceptance of our services, our focus on marketing our services internationally and additional resources. Revenues outside of the Americas increased on a total dollar basis in the six months ended July 31, 2016 despite an overall strengthening of the U.S. dollar. This resulted in a reduction in aggregate international revenues by $42.4 million compared to the same period a year ago.
Cost of Revenues.

	Six Months Ended July 31,		Variance
(in thousands)	2016	2015	Dollars
Subscription and support	$696,771	$566,978	$129,793
Professional services and other	325,789	220,208	105,581
Total cost of revenues	$1,022,560	$787,186	$235,374
Percent of total revenues	26%	25%
Cost of revenues was $1.0 billion, or 26 percent of total revenues, for the six months ended July 31, 2016, compared to $787.2 million, or 25 percent of total revenues, during the same period a year ago, an increase of $235.4 million. The increase in absolute dollars was primarily due to an increase of $114.2 million in employee-related costs, an increase of $18.4 million in stock-based expenses, an increase of $58.4 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of $14.3 million in professional and outside services and third party expenses, an increase of amortization of purchased intangible assets of $7.2 million and an increase of $11.7 million in allocated overhead. We have increased our headcount by 48 percent since July 31, 2015 to meet the higher demand for services from our customers, of which a component is due to the acquisition of Demandware on July 11, 2016. We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity. We also plan to add additional employees in our professional services group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues in future periods.
The cost of professional services and other revenues was higher than the related revenue during the six months ended July 31, 2016 by $34.1 million as compared to $1.0 million during the same period a year ago. We expect the cost of professional services to continue to be more than revenue from professional services in future fiscal quarters. We believe that this investment in professional services facilitates the adoption of our service offerings.
Research and Development.

	Six Months Ended July 31,		Variance
(in thousands)	2016	2015	Dollars
Research and development	$552,476	$456,228	$96,248
Percent of total revenues	14%	14%
Research and development expenses were $552.5 million, or 14 percent of total revenues, for the six months ended July 31, 2016, compared to $456.2 million, or 14 percent of total revenues, during the same period a year ago, an increase of $96.2 million. The increase in absolute dollars was primarily due to an increase of approximately $74.4 million in employee-related costs, an increase of $8.8 million in stock-based expenses, an increase of $12.1 million in our development and test data center costs, and increases in allocated overhead. We increased our research and development headcount by 33 percent since July 31, 2015 in order to improve and extend our service offerings and develop new technologies, a component of which is due to the acquisition of Demandware on July 11, 2016. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to invest in additional employees and technology to support the development of new, and improve existing, technologies and the integration of acquired technologies.
Marketing and Sales.

	Six Months Ended July 31,		Variance
(in thousands)	2016	2015	Dollars
Marketing and sales	$1,830,791	$1,530,629	$300,162
Percent of total revenues	46%	49%
Marketing and sales expenses were $1.8 billion, or 46 percent of total revenues, for the six months ended July 31, 2016, compared to $1.5 billion, or 49 percent of total revenues, during the same period a year ago, an increase of $300.2 million. The change was primarily due to an increase of $230.4 million in employee-related costs and amortization of deferred commissions, an increase of $39.5 million in stock-based expenses, an increase of $17.1 million in advertising expenses and allocated overhead. Our marketing and sales headcount increased by 27 percent since July 31, 2015. The increase in headcount was primarily attributable to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base; a component was also due to the acquisition of Demandware on July 11, 2016.
General and Administrative.

	Six Months Ended July 31,		Variance
(in thousands)	2016	2015	Dollars
General and administrative	$462,857	$357,496	$105,361
Percent of total revenues	12%	11%
General and administrative expenses were $462.9 million, or 12 percent of total revenues, for the six months ended July 31, 2016, compared to $357.5 million, or 11 percent of total revenues, during the same period a year ago, an increase of $105.4 million. The increase was primarily due to an increase of $69.0 million in employee-related costs and an increase of $14.1 million in stock-based expenses. Additionally we incurred $15.5 million in acquisition costs associated with our acquisition of Demandware on July 11, 2016. Our general and administrative headcount increased by 26 percent since July 31, 2015, a component of which is due to the acquisition of Demandware on July 11, 2016, with additional personnel added to support our growth.
Operating lease termination resulting from purchase of 50 Fremont.

	Six Months Ended July 31,		Variance
(in thousands)	2016	2015	Dollars
Operating lease termination resulting from purchase of 50 Fremont	$0	$(36,617)	$36,617
Percent of total revenues	0%	(1)%

Operating lease termination resulting from purchase of 50 Fremont for the six months ended July 31, 2015 was $36.6 million. In connection with the February 2015 purchase, we recognized a net non-cash gain totaling approximately $36.6 million on the termination of our office lease signed in January 2012.
Income from operations.

	Six Months Ended July 31,		Variance
(in thousands)	2016	2015	Dollars
Income from operations	$84,537	$50,929	$33,608
Percent of total revenues	2%	2%
Income from operations for the six months ended July 31, 2016 was $84.5 million and included $371.2 million of stock-based expenses, $15.5 million of transaction costs associated with our acquisition of Demandware and $86.3 million of amortization of purchased intangibles. During the same period a year ago, income from operations was $50.9 million and included a gain of $36.6 million related to the purchase of 50 Fremont, $290.3 million of stock-based expenses and $79.6 million of amortization of purchased intangibles. The increase in income from operations is primarily due to a higher revenue growth rate compared to costs and operating expense growth rates.
Investment income.

	Six Months Ended July 31,		Variance
(in thousands)	2016	2015	Dollars
Investment income	$20,038	$7,844	$12,194
Percent of total revenues	1%	0%

Investment income consists of income on our cash and marketable securities balances. Investment income was $20.0 million for the six months ended July 31, 2016 and was $7.8 million during the same period a year ago. The increase was due to both realized gains resulting from the sales of marketable securities as well as higher interest income across our portfolio.
Interest expense.

	Six Months Ended July 31,		Variance
(in thousands)	2016	2015	Dollars
Interest expense	$(42,719)	$(34,771)	$(7,948)
Percent of total revenues	(1)%	(1)%
Interest expense consists of interest on our convertible senior notes, capital leases, term loan, financing obligation related to 350 Mission, 50 Fremont mortgage and the $500.0 million term loan that was entered into in connection with our acquisition of Demandware. Interest expense was $42.7 million for the six months ended July 31, 2016 and was $34.8 million during the same period a year ago.
Other income (expense).

	Six Months Ended July 31,		Variance
(in thousands)	2016	2015	Dollars
Other income (expense)	$(13,282)	$1,029	$(14,311)
Other expense primarily consists of non-operating costs such as strategic investments fair market value adjustments, gains and losses from foreign exchange rate fluctuations and real estate transactions.
Gain on sales of strategic investments.

	Six Months Ended July 31,		Variance
(in thousands)	2016	2015	Dollars
Gains on sales of strategic investments	$12,864	$0	$12,864
Gains on sales of strategic investments were $12.9 million for the six months ended July 31, 2016. Gains on sales of strategic investments primarily consist of significant gains on sales of strategic investments resulting from mergers and acquisitions that we initiated in which we previously held an equity interest.
Benefit from (provision for) income taxes.

	Six Months Ended July 31,		Variance
(in thousands)	2016	2015	Dollars
Benefit from (provision for) income taxes	$206,943	$(21,791)	$228,734
Effective tax rate	(337)%	87%
We recognized a tax benefit of $206.9 million on a pretax income of $61.4 million, which resulted in a negative effective tax rate of 337 percent for the six months ended July 31, 2016. The most significant component of this tax amount was the discrete tax benefit of $265.7 million from a partial release of the valuation allowance in connection with the acquisition of Demandware. The net deferred tax liability from the acquisition of Demandware provided a source of additional income to support the realizability of our preexisting deferred tax assets and as a result, we released a portion of our tax valuation allowance. The tax benefit associated with the release of the valuation allowance was partially offset by income taxes in profitable jurisdictions outside of the United States. Additionally, as a result of early adopting ASU 2016-09 and our valuation allowance position, we did not record any U.S. current income tax expense.
We regularly assess the realizability of our deferred tax assets and establish a valuation allowance if it is more-likely-than-not that some or all of our deferred tax assets will not be realized. We evaluate and weigh all available positive and negative evidence such as historic results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years. We will adjust our valuation allowance in the event sufficient positive evidence overcomes the negative evidence of losses in recent years, for example, if our trend in increasing taxable income continues. Due to our valuation allowance, the effective tax rate could be volatile and is therefore difficult to forecast in future periods.
We recorded a tax provision of $21.8 million with a pretax income of $25.0 million, which resulted in an effective tax rate of 87 percent for the six months ended July 31, 2015. The tax provision recorded was primarily due to income taxes in profitable jurisdictions outside the United States.
Liquidity and Capital Resources
At July 31, 2016, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1.7 billion and accounts receivable of $1.3 billion.
Net cash provided by operating activities was $1.3 billion during the six months ended July 31, 2016 and $1.0 billion during the same period a year ago. Cash provided by operating activities has historically been affected by the amount of net income adjusted for non-cash expense items such as depreciation and amortization; amortization of purchased intangibles from business combinations; amortization of debt discount; discrete items such as the non-cash gain from the termination of the 50 Fremont lease; the expense associated with stock-based awards; gains on sales of strategic investments; the timing of employee related costs including commissions and bonus payments; the timing of payments against accounts payable, accrued expenses and other current liabilities; the timing of collections from our customers, which is our largest source of operating cash flows; the timing of business combination activity and the related integration and transaction costs; and changes in working capital accounts. Net cash provided by operating activities was also impacted by payments made during the three months ended July 31, 2016 for the transaction fees related to the acquisition of Demandware.
Our working capital accounts consist of accounts receivable, deferred commissions, prepaid assets and other current assets. Claims against working capital include accounts payable, accrued expenses, deferred revenue, and other current liabilities and payments related to our debt obligations. Our working capital may be impacted by factors in future periods such as billings to customers for subscriptions and support services and the subsequent collection of those billings, certain amounts and timing of which are seasonal. Our working capital in some quarters, like the three months ended July 31, 2016, may be impacted by adverse foreign currency exchange rate movements. Our billings are also influenced by new business linearity within the quarters and across quarters.
As described above in “Seasonal Nature of Deferred Revenue, Accounts Receivable and Operating Cash Flow,” our fourth quarter has historically been our strongest quarter for new business and renewals and, correspondingly, the first quarter for cash collections. The year on year compounding effect of this seasonality in both billing patterns and overall business causes both the value of invoices that we generate in the fourth quarter and cash collections in the first quarter to increase as a proportion of our total annual billings.
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
Net cash used in investing activities was $2.0 billion during the six months ended July 31, 2016 and $769.9 million during the same period a year ago. The net cash used in investing activities during the six months ended July 31, 2016 primarily related to the acquisition of Demandware in July 2016, sales of marketable securities of approximately $1.8 billion, which partially facilitated cash outflows relating to the Demandware acquisition, strategic investments and capital expenditures, including new office build-outs and investment of cash balances offset by sales and maturities of marketable securities.
Net cash provided by financing activities was $655.8 million during the six months ended July 31, 2016 as compared to net cash used in financing activities of $88.1 million during the same period a year ago. Net cash provided by financing activities during the six months ended July 31, 2016 consisted primarily of $495.6 million of proceeds from the Term Loan, net of loan fees, $62.8 million of principal payments on capital leases, offset by $223.0 million from proceeds from equity plans and the reclassification of excess tax benefits from employee stock plans to cash flows from operating activities due to the early adoption of ASU 2016-09.

In March 2013, we issued at par value $1.15 billion of 0.25% convertible senior notes (the “Notes”), due April 1, 2018, unless earlier purchased by us or converted. The Notes will be convertible if during any 20 trading days during the 30 consecutive trading days of any fiscal quarter, our common stock trades at a price exceeding 130% of the conversion price of $66.44 per share applicable to the Notes. The Notes are classified as a noncurrent liability on our consolidated balance sheet as of July 31, 2016. Our common stock did not trade at a price exceeding 130% of the conversion price of $66.44 per share applicable to the Notes during the fiscal quarter ended July 31, 2016. Accordingly, the Notes were not convertible at the holders’ option for the quarter ending July 31, 2016.
In July 2016, we entered into a credit agreement (the “Revolving Loan Credit Agreement”), which provides for a $1.0 billion unsecured revolving credit facility (the “Credit Facility”) that matures in July 2021. We may use any future borrowings under the Credit Facility for refinancing other indebtedness, working capital, capital expenditures and other general corporate purposes, including permitted acquisitions. We may borrow amounts under the Credit Facility at any time during the term of the Revolving Loan Credit Agreement. As of July 31, 2016, we had no outstanding borrowings under the Credit Facility.
The Revolving Loan Credit Agreement contains certain customary affirmative and negative covenants, including a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, a limit on our ability to incur additional indebtedness, dispose of assets, make certain acquisition transactions, pay dividends or distributions, and certain other restrictions on our activities each defined specifically in the Revolving Loan Credit Agreement. We were in compliance with the Revolving Loan Credit Agreement’s covenants as of July 31, 2016.
In February 2015, we acquired 50 Fremont Street, a 41-story building totaling approximately 817,000 rentable square feet located in San Francisco, California (“50 Fremont”). At the time of the acquisition, we were leasing approximately 500,000 square feet of the available space in 50 Fremont.
The total purchase price for 50 Fremont was $637.6 million. In financing the purchase price, we used $115.0 million of restricted cash on hand and assumed a $200.0 million loan secured by the property with the remainder paid in cash.
In April 2016, we entered into an agreement with a third party provider for certain infrastructure services for a period of four years. The agreement provides that we will pay $35.0 million in the remainder of fiscal 2017, $96.0 million in fiscal 2018, $108.0 million in fiscal 2019 and $126.0 million in fiscal 2020.

In July 2016, in order to partially finance the acquisition of Demandware, we entered into a $500.0 million term loan (the “Term Loan”) which matures in July 2019 and bears interest at our option, at either a base rate plus a spread of 0.00% to 0.75% or an adjusted LIBOR rate plus a spread of 1.00% to 1.75%. The weighted average interest rate on the Term Loan was 2.0% as of July 31, 2016.
Our cash, cash equivalents and marketable securities are comprised primarily of corporate notes and other obligations, U.S. treasury securities, government obligations, collateralized mortgage obligations, mortgage backed securities, time deposits, money market mutual funds and municipal securities.
As of July 31, 2016, we have a total of $83.9 million in letters of credit outstanding in favor of certain landlords for office space. To date, no amounts have been drawn against the letters of credit, which renew annually and expire at various dates through December 2030.
We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.
Our principal commitments consist of obligations under leases for office space, co-location data center facilities, and our development and test data center, as well as leases for computer equipment, software, furniture and fixtures. At July 31, 2016, the future non-cancelable minimum payments under these commitments were as follows (in thousands):

	Capital Leases	Operating Leases	Financing Obligation - Leased Facility
Fiscal Period:
Remaining six months of fiscal 2017	$37,433	$210,432	$10,565
Fiscal 2018	122,713	399,959	21,437
Fiscal 2019	115,794	350,317	21,881
Fiscal 2020	201,577	278,537	22,325
Fiscal 2021	36	252,082	22,770
Thereafter	0	1,401,711	233,927
Total minimum lease payments	477,553	$2,893,038	$332,905
Less: amount representing interest	(41,847)
Present value of capital lease obligations	$435,706

The majority of our operating lease agreements provide us with the option to renew. Our future operating lease obligations would change if we exercised these options and if we entered into additional operating lease agreements as we expand our operations.
The financing obligation above represents the total obligation for our lease of approximately 445,000 rentable square feet of office space in San Francisco, California. As of July 31, 2016, $221.2 million of the total obligation noted above was recorded to Financing obligation - leased facility, of which the current portion is included in “Accounts payable, accrued expenses and other liabilities” and the non-current portion is included in “Other noncurrent liabilities” on the consolidated balance sheets.
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

Non-GAAP Financial Measures

Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in Commission Filings,” defines and prescribes the conditions for use of non-GAAP financial information. Our measures of non-GAAP net income, non-GAAP gross profit, non-GAAP operating profit, non-GAAP free cash flow, non-GAAP earnings per share, and constant currency results, each meet the definition of a non-GAAP financial measure. The primary purpose of using non-GAAP measures is to provide supplemental information that may prove useful to investors who wish to consider the impact of certain non-cash or non-recurring items on the Company’s operating performance and to enable investors to evaluate the Company’s results in the same way management does. These non-cash or non-recurring items generally consist of one-time items resulting from strategic decisions that affect multiple periods or periods unrelated to when the actual items were incurred. Management believes that supplementing GAAP disclosure with non-GAAP disclosure that excludes items that are not directly related to performance in any particular period provides investors with a more complete view of the company’s operational performance and allows for meaningful period-to-period comparisons and analysis of trends in the Company’s business. Further, to the extent that other companies use similar methods in calculating non-GAAP measures, the provision of supplemental non-GAAP information can allow for a comparison of the Company’s relative performance against other companies that also report non-GAAP operating results.
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

•
Gains and Losses on Sales of Strategic Investments. The Company views gains and losses on sales of its strategic investments resulting from acquisitions initiated by the Company in which an equity interest was previously held as discrete events and not indicative of operational performance during any particular period.

•	Lease Termination Resulting from Purchase of Office Building. The Company views the non-cash, one-time gain associated with the termination of its lease at 50 Fremont to be a discrete item.

•
Income Tax Effects and Adjustments. The Company utilizes a fixed long-term projected non-GAAP tax rate in order to provide better consistency across the interim reporting periods by eliminating the effects of non-recurring and period-specific items such as changes in the tax valuation allowance and tax effects of acquisitions-related costs, since each of these can vary in size and frequency. When projecting this long-term rate, the Company evaluated a three-year financial projection that excludes the direct impact of the following non-cash items: stock-based expenses, amortization of purchased intangibles, amortization of acquired leases, amortization of debt discount, gains/losses on conversions of debt, gains on sales of strategic investments and termination of office leases. The projected rate also assumes no new acquisitions in the three-year period, and considers other factors including the Company’s tax structure, its tax positions in various jurisdictions and key legislation in major jurisdictions where the company operates. This long-term rate could be subject to change for a variety of reasons, such as significant changes in the geographic earnings mix including acquisition activity, or fundamental tax law changes in major jurisdictions where the company operates. The Company re-evaluates this long-term rate on an annual basis or if any significant events that may materially affect this long-term rate occur. The non-GAAP tax rate for fiscal 2017 is 35.0 percent. At the start of fiscal 2016, the Company used a tax rate of 36.5 percent, which was revised to 35.5 percent during the quarter ended October 31, 2015 to account for the related tax impact from the Tax Court decision in Altera Corporation's litigation with the Internal Revenue Service.

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
Constant currency results
We present constant currency information to provide a framework for assessing how our underlying business performed excluding the effect of foreign currency rate fluctuations. To present this information, current and comparative prior period results for entities reporting in currencies other than United States dollars are converted into United States dollars at the weighted average exchange rate for the quarter being compared to for growth rate calculations presented, rather than the actual exchange rates in effect during that period. To present deferred revenue on a constant currency basis, we convert the deferred revenue balances in local currencies in previous comparable periods using the United States dollar currency exchange rate as of the most recent balance sheet date.
Limitations on the use of non-GAAP financial measures
A limitation of our non-GAAP financial measures of non-GAAP gross profit, non-GAAP operating profit, non-GAAP net income, non-GAAP earnings per share, non-GAAP free cash flow, and constant currency results is that they do not have uniform definitions. Our definitions will likely differ from the definitions used by other companies, including peer companies, and therefore comparability may be limited. These non-GAAP measures should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP. Additionally, in the case of stock-based expense, if we did not pay a portion of compensation in the form of stock-based expense, the cash salary expense included in costs of revenues and operating expenses would be higher which would affect our cash position.
We compensate for these limitations by reconciling our non-GAAP financial measures to the most comparable GAAP financial measures. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure, and to view our non-GAAP financial measures in conjunction with the most comparable GAAP financial measures.
Our reconciliation of the non-GAAP financial measures to the most comparable GAAP measures for the three and six months ended July 31, 2016 and 2015 are as follows (in thousands, except for share numbers):

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Non-GAAP gross profit
GAAP gross profit	$1,511,039	$1,229,300	$2,930,661	$2,358,665
Plus:
Amortization of purchased intangibles	25,544	20,839	47,759	40,529
Stock-based expense	23,495	16,340	50,129	31,721
Non-GAAP gross profit	$1,560,078	$1,266,479	$3,028,549	$2,430,915

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Non-GAAP income from operations
GAAP income from operations	$32,551	$19,824	$84,537	$50,929
Plus:
Amortization of purchased intangibles	48,695	39,841	86,296	79,558
Stock-based expense	182,310	147,779	371,229	290,339
Less:
Operating lease termination resulting from purchase of 50 Fremont	0	0	0	(36,617)
Non-GAAP income from operations	$263,556	$207,444	$542,062	$384,209

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Non-GAAP net income
GAAP net income (loss)	$229,622	$(852)	$268,381	$3,240
Plus:
Amortization of purchased intangibles	48,695	39,841	86,296	79,558
Amortization of acquired lease intangible	642	1,301	1,348	2,116
Stock-based expense	182,310	147,779	371,229	290,339
Amortization of debt discount, net	6,264	6,110	12,490	12,169
Less:
Operating lease termination resulting from purchase of 50 Fremont	0	0	0	(36,617)
Gains on sales of strategic investments	0	0	(12,864)	0
Income tax effects and adjustments	(297,107)	(65,916)	(388,921)	(114,207)
Non-GAAP net income	$170,426	$128,263	$337,959	$236,598

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Non-GAAP diluted earnings per share
GAAP diluted net income per share	$0.33	$0.00	$0.39	$0.00
Plus:
Amortization of purchased intangibles	0.07	0.06	0.12	0.12
Amortization of acquired lease intangible	0.00	0.00	0.00	0.00
Stock-based expenses	0.26	0.22	0.54	0.43
Amortization of debt discount, net	0.01	0.01	0.02	0.02
Less:
Operating lease termination resulting from purchase of 50 Fremont	0.00	0.00	0.00	(0.05)
Gains on sales of strategic investments	0.00	0.00	(0.02)	0.00
Income tax effects and adjustments	(0.43)	(0.10)	(0.56)	(0.17)
Non-GAAP diluted earnings per share	$0.24	$0.19	$0.49	$0.35
Shares used in computing Non-GAAP diluted net income per share	695,968	672,627	691,714	672,231
Non-GAAP net income for the quarter ended July 31, 2016 was $170.4 million and $128.3 million for the same period a year ago, an increase of $42.1 million or 33 percent. During the first six months of fiscal 2017 we remained focused on improving non-GAAP operating profit and expect to remain similarly focused for the remaining six months of fiscal 2017.

	Three Months Ended July 31,		Six Months Ended July 31,
Free cash flow analysis	2016	2015	2016	2015
Operating cash flow
GAAP net cash provided by operating activities	$250,678	$304,278	$1,301,740	$1,039,359
Less:
Capital expenditures	(96,030)	(64,883)	(179,331)	(135,970)
Free cash flow	$154,648	$239,395	$1,122,409	$903,389

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk
We primarily conduct our business in the following locations: the United States, Europe, Canada, Asia Pacific and Japan. The expanding global scope of our business exposes us to risk of fluctuations in foreign currency markets. This exposure is the result of selling in multiple currencies, growth in our international investments, including data center expansion, additional headcount in foreign countries, and operating in countries where the functional currency is the local currency. Specifically, our results of operations and cash flows are subject to fluctuations in the following currencies: the Euro, British Pound Sterling, Canadian Dollar, Australian Dollar and Japanese Yen against the United States Dollar. These exposures may change over time as business practices evolve and economic conditions change. Changes in foreign currency exchange rates could have an adverse impact on our financial results and cash flows. For example, revenue for the second quarter of fiscal 2017 was $2.0 billion, an increase of 25 percent year over year, and 26 percent in constant currency. Deferred revenue on the balance sheet as of July 31, 2016 was $3.82 billion, an increase of 26 percent year over year, and 27 percent in constant currency.

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
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $1.7 billion at July 31, 2016. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least BBB or better. The cash, cash equivalents and short-term marketable securities are held for general corporate purposes including possible acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase or decrease in interest rates of 100-basis points at July 31, 2016 could result in a $12.5 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.
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
The Notes have a fixed annual interest rate of 0.25%, and therefore we do not have economic interest rate exposure on the Notes. However, the value of the Notes are exposed to interest rate risk. Generally, the fair values of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our 0.25% Notes is affected by our stock price. The principal balance of our Notes was $1.15 billion as of July 31, 2016. The total estimated fair value of our Notes at July 31, 2016 was $1.5 billion. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the second quarter of fiscal 2017, which was $131.50.
In July 2016, we amended our credit agreement (the “Revolving Loan Credit Agreement”) to provide for a $1.0 billion unsecured revolving credit facility (the “Credit Facility”) that matures in July 2021.

The Borrowings under the Credit Facility bear interest, at the our option, at a base rate plus a spread of 0.00% to 0.75% or an adjusted LIBOR rate plus a spread of 1.00% to 1.75%, in each case with such spread being determined based on our consolidated leverage ratio for the preceding four fiscal quarter period. Regardless of what amounts, if any, are outstanding under the revolving credit facility, we are also obligated to pay an ongoing commitment fee at a rate of 0.125% to 0.25%, with such rate being based on the our consolidated leverage ratio for the preceding four fiscal quarter period, payable in arrears quarterly. As of July 31, 2016 there was no outstanding borrowing amount under the Credit Agreement.
In February 2015, we assumed a $200.0 million loan with the acquisition of 50 Fremont (the “Loan”). The Loan bears an interest rate of 3.75% per annum and is due in June 2023. The Loan requires interest only payments with the remaining principal due at maturity. The Loan can be prepaid at any time subject to a yield maintenance fee. The agreement governing the Loan contains certain customary affirmative and negative covenants that we were in compliance with as of July 31, 2016.

In July 2016, we entered into a $500.0 million term loan (the “Term Loan”) which matures in July 2019 and bears interest at our option, at either a base rate plus a spread of 0.00% to 0.75% or an adjusted LIBOR rate plus a spread of 1.00% to 1.75% , in each case with such spread being determined based on the Company’s consolidated leverage ratio for the preceding four fiscal quarter period. We entered into the Term Loan for purposes of partially funding the acquisition of Demandware. Interest is due and payable in arrears quarterly for loans bearing interest at a rate based on the base rate and at the end of an interest period in the case of loans bearing interest at the adjusted LIBOR rate. The Term Loan is payable in July 2019, with the outstanding principal amount of the term loan being due and payable at maturity.

By entering into the Term Loan, we have assumed risks associated with variable interest rates based upon a variable base rate or LIBOR. The weighted average interest rate on the Term Loan was 2.0% as of July 31, 2016. Changes in the overall level of interest rates affect the interest expense that we recognize in our statements of operations.
We deposit our cash with multiple financial institutions.
The bank counterparties to our derivative contracts potentially expose us to credit-related losses in the event of their nonperformance. To mitigate that risk, we only contract with counterparties who meet the minimum requirements under our counterparty risk assessment process. We monitor ratings, credit spreads and potential downgrades on at least a quarterly basis. Based on our on-going assessment of counterparty risk, we adjust our exposure to various counterparties. We generally enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty.  However, we do not have any master netting arrangements in place with collateral features.
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
Our portfolio consists of investments in over 160 privately held companies, primarily comprised of independent software vendors and system integrators. We invest in early-to-late stage enterprise cloud companies for strategic reasons and to support key business initiatives to grow our ecosystem of partners and accelerate the adoption of cloud technologies. We invest in both domestic and international companies and currently hold investments in all of our regions: the Americas, Europe, and Asia Pacific. Our investments in these companies range from $0.2 million to over $70.0 million, with 12 investments individually equal to or in excess of $10 million. As of July 31, 2016 and January 31, 2016 the carrying value of our investments in privately held companies was $491.7 million and $504.5 million, respectively. The estimated fair value of our investments in privately held companies was $700.1 million and $714.1 million as of July 31, 2016 and January 31, 2016, respectively. The financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation to the cost of our initial investment. If we determine that any of our investments in such companies have experienced a decline in fair value, we may be required to record an impairment that is other than temporary, which could be material. We have in the past written off the full value of specific investments. Similar situations could occur in the future and negatively impact our financial results. All of our investments are subject to a risk of partial or total loss of investment capital.

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
Regulation related to the provision of services on the Internet is increasing, as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information. In some cases, foreign data privacy laws and regulations, such as the European Union’s Data Protection Directive, and the country-specific laws and regulations that implement that directive, also govern the processing of personal information. Further, laws are increasingly aimed at the use of personal information for marketing purposes, such as the European Union’s e-Privacy Directive, and the country-specific regulations that implement that directive. Such laws and regulations are subject to new and differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our services or restrict our ability to store and process data or, in some cases, impact our ability to offer our services in certain locations or our customers' ability to deploy our solutions globally. For example, in October 2015, the European Court of Justice invalidated the U.S.-EU Safe Harbor framework that had been in place since 2000, which allowed companies to meet certain European legal requirements for the transfer of personal data from the European Economic Area to the United States. While other adequate legal mechanisms to lawfully transfer such data remain, the invalidation of the U.S.-EU Safe Harbor framework may result in different European data protection regulators applying differing standards for the transfer of personal data, which could result in increased regulation, cost of compliance and limitations on data transfer for us and our customers. The costs of compliance with and other burdens imposed by laws, regulations and standards may limit the use and adoption of our services, reduce overall demand for our services, lead to significant fines, penalties or liabilities for noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business.
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

•
negative impact to our results of operations because of the depreciation and amortization of amounts related to acquired intangible assets, fixed assets and deferred compensation; additional stock based compensation; and the loss of acquired deferred revenue and unbilled deferred revenue;

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
We derive substantially all of our revenue from subscriptions to our CRM enterprise cloud computing application services, and we expect this will continue for the foreseeable future. The markets for our Analytics, Communities, IoT and Commerce Clouds remain relatively new and it is uncertain whether our efforts will ever result in significant revenue for us. Commerce Cloud originated as part of our Demandware acquisition. Further, the introduction of significant platform changes and upgrades, including our conversion to our new Lightning platform, and introduction of new services beyond the CRM market, may not be successful, and early stage interest and adoption of such new services may not result in long term success or significant revenue for us. Our efforts to expand our services beyond the CRM market may not succeed and may reduce our revenue growth rate.
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
We conduct our business in the following locations: United States, Europe, Canada, Asia Pacific and Japan. The expanding global scope of our business exposes us to risk of fluctuations in foreign currency markets. This exposure is the result of selling in multiple currencies, growth in our international investments, including data center expansion, additional headcount in foreign locations, and operating in countries where the functional currency is the local currency. Specifically, our results of operations and cash flows are subject to fluctuations primarily in British Pound Sterling, the Euro and Japanese Yen against the U.S. Dollar. These exposures may change over time as business practices evolve and economic conditions change, including, for example, sudden global economic conditions resulting from measures like the referendum in the United Kingdom in June 2016, which resulted in a vote in favor of exiting the European Union (“Brexit”). The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Such volatility, even when it increases our revenues or decreases our expenses, impacts our ability to accurately predict our future results and earnings.
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
We are subject to income taxes in the United States and various jurisdictions outside of the United States. Our effective tax rate could fluctuate due to changes in the mix of earnings and losses in countries with differing statutory tax rates. Our tax expense could also be impacted by changes in non-deductible expenses, changes in excess tax benefits of stock-based compensation, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes and effects from acquisitions.
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
We have a high level of debt, including the 0.25% convertible senior notes we issued in March 2013 (the “0.25% Senior Notes”) due April 1, 2018, the loan we assumed when we purchased 50 Fremont, and capital lease arrangements. Additionally, we have significant contractual commitments in operating lease arrangements, which are not reflected on our consolidated balance sheets. In addition, we have a financing obligation for a leased facility of which we are deemed the owner for accounting purposes. In July 2016, we amended and restated our revolving credit facility under which we can draw down up to $1.0 billion. We currently have no outstanding borrowings under this credit facility. Also in July 2016, we entered into the $500.0 million term loan to finance our acquisition of Demandware. Our maintenance of this indebtedness and any additional issuance of indebtedness could:

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
Our overall performance depends in part on worldwide economic conditions. The United States and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. These economic conditions can arise suddenly and the full impact of such conditions can remain uncertain.  For example, increased uncertainty in the wake of Brexit has resulted in increased volatility in the global financial markets and the impact of Brexit on the global economy in 2016 and beyond remains uncertain. Moreover, these conditions can affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our enterprise cloud computing services, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which could adversely affect our operating results.
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

Dated: August 31, 2016
salesforce.com, inc.

	By:	/S/ MARK J. HAWKINS
Mark J. Hawkins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: August 31, 2016
salesforce.com, inc.

	By:	/S/ JOE ALLANSON
Joe Allanson
Executive Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

Index to Exhibits

Exhibit No.	Exhibit Description	Provided Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of May 31, 2016, by and among salesforce.com, inc., Dynasty Acquisition Corp. and Demandware, Inc.		8-K	001-32224	2.1	06/01/2016
3.1	Amended and Restated Certificate of Incorporation of salesforce.com, inc.		8-K	001-32224	3.1	06/03/2016

3.2	Amended and Restated Bylaws of salesforce.com, inc.		8-K	001-32224	3.2	03/21/2016

10.1	2014 Inducement Equity Incentive Plan, as amended and restated effective June 2, 2016, and related forms of equity awards	X

10.2	Commitment Letter, dated as of May 31, 2016, by and among salesforce.com, inc., Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated		8-K	001-32224	10.1	06/01/2016

10.3	Credit Agreement, dated as of July 7, 2016, by and among salesforce.com, inc., the guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent		8-K	001-32224	10.1	07/11/2016

10.4	Amended and Restated Credit Agreement, dated as of July 7, 2016, by and among salesforce.com, inc., the subsidiaries of the Company party thereto as guarantors, the lenders from time to time thereto and Wells Fargo Bank, N.A., as Administrative Agent		8-K	001-32224	10.2	07/11/2016

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document