Form 10-Q
period 2016-10-31
SALESFORCE COM INC
filed 2016-11-21
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of October 31, 2016, there were approximately 696.7 million shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
salesforce.com, inc.
Consolidated Balance Sheets
(in thousands)

	October 31, 2016	January 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,145,736	$1,158,363
Short-term marketable securities	55,071	183,018
Accounts receivable, net	1,281,425	2,496,165
Deferred commissions	237,729	259,187
Prepaid expenses and other current assets	281,593	250,594
Total current assets	3,001,554	4,347,327
Marketable securities, noncurrent	550,323	1,383,996
Property and equipment, net	1,756,673	1,715,828
Deferred commissions, noncurrent	167,839	189,943
Capitalized software, net	637,877	384,258
Goodwill	6,616,999	3,849,937
Strategic investments	555,968	520,721
Other assets, net	1,100,436	370,910
Total assets	$14,387,669	$12,762,920
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$1,496,841	$1,349,338
Deferred revenue	3,478,693	4,267,667
Total current liabilities	4,975,534	5,617,005
Convertible 0.25% senior notes, net	1,109,236	1,088,097
Term loan	496,934	0
Loan assumed on 50 Fremont	198,201	197,998
Deferred revenue, noncurrent	16,440	23,886
Other noncurrent liabilities	785,287	833,065
Total liabilities	7,581,632	7,760,051
Stockholders’ equity:
Common stock	697	671
Additional paid-in capital	7,281,753	5,705,386
Accumulated other comprehensive loss	(62,943)	(49,917)
Accumulated deficit (See Note 1)	(413,470)	(653,271)
Total stockholders’ equity	6,806,037	5,002,869
Total liabilities and stockholders’ equity	$14,387,669	$12,762,920

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Revenues:
Subscription and support	$1,983,981	$1,596,333	$5,645,554	$4,522,939
Professional services and other	160,794	115,634	452,442	334,879
Total revenues	2,144,775	1,711,967	6,097,996	4,857,818
Cost of revenues (1)(2):
Subscription and support	411,363	303,045	1,108,134	870,023
Professional services and other	174,159	120,638	499,948	340,846
Total cost of revenues	585,522	423,683	1,608,082	1,210,869
Gross profit	1,559,253	1,288,284	4,489,914	3,646,949
Operating expenses (1)(2):
Research and development	311,459	239,212	863,935	695,440
Marketing and sales	997,993	818,820	2,828,784	2,349,449
General and administrative	246,765	186,818	709,622	544,314
Operating lease termination resulting from purchase of 50 Fremont	0	0	0	(36,617)
Total operating expenses	1,556,217	1,244,850	4,402,341	3,552,586
Income from operations	3,036	43,434	87,573	94,363
Investment income	3,709	3,507	23,747	11,351
Interest expense	(21,946)	(18,249)	(64,665)	(53,020)
Other income (expense) (1)	1,782	(7,093)	(11,500)	(6,064)
Gain on sales of land and building improvements	0	21,792	0	21,792
Gains on sales of strategic investments	833	0	13,697	0
Income (loss) before benefit from (provision for) income taxes	(12,586)	43,391	48,852	68,422
Benefit from (provision for) income taxes (3)	(24,723)	(68,548)	182,220	(90,339)
Net income (loss)	$(37,309)	$(25,157)	$231,072	$(21,917)
Basic net income (loss) per share	$(0.05)	(0.04)	$0.34	(0.03)
Diluted net income (loss) per share	$(0.05)	(0.04)	$0.33	(0.03)
Shares used in computing basic net income (loss) per share	690,468	664,131	683,075	659,160
Shares used in computing diluted net income (loss) per share	690,468	664,131	696,257	659,160
_______________
(1) Amounts include amortization of purchased intangibles from business combinations, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Cost of revenues	$36,703	$20,296	$84,462	$60,825
Marketing and sales	28,064	18,966	66,601	57,995
Other non-operating expense	579	761	1,927	2,877
(2) Amounts include stock-based expense, as follows

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Cost of revenues	$26,783	$17,516	$76,912	$49,237
Research and development	50,372	31,534	124,164	96,508
Marketing and sales	93,718	69,561	275,515	211,819
General and administrative	33,878	25,706	99,389	77,092
(3) Amounts include a $205.6 million tax benefit recorded during the nine months ended October 31, 2016 as a result of the release of a portion of the valuation allowance related to the Demandware, Inc. acquisition. See Note 8 “Income Taxes.”
See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Net income (loss)	$(37,309)	$(25,157)	$231,072	$(21,917)
Other comprehensive loss, before tax and net of reclassification adjustments:
Foreign currency translation and other losses	(28,372)	(1,173)	(28,523)	(8,419)
Unrealized gains (losses) on investments	(16,019)	(2,873)	20,961	337
Other comprehensive loss, before tax	(44,391)	(4,046)	(7,562)	(8,082)
Tax effect	(7,337)	(1,135)	(5,464)	(1,135)
Other comprehensive loss, net of tax	(51,728)	(5,181)	(13,026)	(9,217)
Comprehensive income (loss)	$(89,037)	$(30,338)	$218,046	$(31,134)

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Operating activities:
Net income (loss)	$(37,309)	$(25,157)	$231,072	$(21,917)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	169,346	134,236	451,479	393,838
Amortization of debt discount and transaction costs	7,281	7,138	21,334	20,290
Gain on sales of land and building improvements	0	(21,792)	0	(21,792)
Gains on sales of strategic investments	(833)	0	(13,697)	0
50 Fremont lease termination	0	0	0	(36,617)
Abandonment of leasehold improvement	0	7,086	0	7,086
Amortization of deferred commissions	93,230	78,934	270,527	232,768
Expenses related to employee stock plans	204,751	144,317	575,980	434,656
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	42,653	15,262	1,276,798	853,014
Deferred commissions	(92,803)	(80,030)	(226,965)	(200,867)
Prepaid expenses and other current assets and other assets	40,676	33,841	(25,723)	4,495
Accounts payable, accrued expenses and other liabilities	57,836	57,577	(275,058)	12,276
Deferred revenue	(330,516)	(188,898)	(829,695)	(475,357)
Net cash provided by operating activities (1)	154,312	162,514	1,456,052	1,201,873
Investing activities:
Business combinations, net of cash acquired	(32,117)	(27,759)	(2,832,110)	(58,680)
Proceeds from land and building improvements held for sale	0	127,066	0	127,066
Purchase of 50 Fremont land and building	0	0	0	(425,376)
Deposit for purchase of 50 Fremont land and building	0	0	0	115,015
Non-refundable amounts received for sale of land available for sale	0	0	0	6,284
Strategic investments, net	(16,877)	(30,330)	(39,328)	(325,226)
Purchases of marketable securities	(111,731)	(200,001)	(986,862)	(543,422)
Sales of marketable securities	93,391	91,153	1,927,049	414,259
Maturities of marketable securities	14,203	7,166	64,741	23,445
Capital expenditures	(140,653)	(80,041)	(319,984)	(216,011)
Net cash used in investing activities	(193,784)	(112,746)	(2,186,494)	(882,646)
Financing activities:
Proceeds from term loan, net	0	0	495,550	0
Proceeds from employee stock plans	92,846	98,016	315,865	367,830
Principal payments on capital lease obligations	(10,997)	(10,945)	(73,760)	(68,844)
Payments on revolving credit facility	0	0	0	(300,000)
Net cash provided by (used in) financing activities (1)	81,849	87,071	737,655	(1,014)
Effect of exchange rate changes	(11,867)	(2,872)	(19,840)	(3,012)
Net increase (decrease) in cash and cash equivalents	30,510	133,967	(12,627)	315,201
Cash and cash equivalents, beginning of period	1,115,226	1,089,351	1,158,363	908,117
Cash and cash equivalents, end of period	$1,145,736	$1,223,318	$1,145,736	$1,223,318

1)
During the nine months ended October 31, 2016, the Company early adopted Accounting Standards Update No. 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718)” (“ASU 2016-09”), which addresses among other items, updates to the presentation and treatment of excess tax benefits related to stock based compensation. Excess tax benefits are no longer classified as a reduction of operating cash flows. The Company has adopted changes to the consolidated statements of cash flows on a retrospective basis. The impact for the three and nine months ended October 31, 2015 was an increase of $44,607 and $48,698 to net cash provided by operating activities with a correlating decrease of equal amounts to net cash provided by (used in) financing activities, respectively.

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$11,365	$4,085	$41,400	$32,756
Income taxes, net of tax refunds	$11,220	$8,248	$25,451	$24,450
Non-cash operating, financing and investing activities:
Fixed assets acquired under capital leases	$180	$2,065	$765	$7,191
Building - leased facility acquired under financing obligation	$0	$38,477	$0	$75,336
Fair value of loan assumed on 50 Fremont	$0	$0	$0	$198,751
Fair value of equity awards assumed	$26,406	$0	$47,199	$0
Fair value of common stock issued as consideration for business combinations	$492,842	$0	$771,214	$0
Non-cash equity liability (See Note 6)	$(1,473)	$0	$74,570	$0

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
The Company's mission is to help its customers transform themselves into customer-centric companies by empowering them to connect with their customers in entirely new ways. The Company's Customer Success Platform includes, among other things, sales force automation, customer service and support, marketing automation, commerce, community management, analytics, application development, Internet of Things integration and professional cloud services, which provide the next-generation platform of enterprise applications and services to enable customer success.
Fiscal Year
The Company’s fiscal year ends on January 31. References to fiscal 2017, for example, refer to the fiscal year ending January 31, 2017.
Basis of Presentation

The accompanying consolidated balance sheet as of October 31, 2016 and the consolidated statements of operations, the consolidated statements of comprehensive income (loss) and the consolidated statements of cash flows for the three and nine months ended October 31, 2016 and 2015, respectively, are unaudited.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of October 31, 2016, and its results of operations, including its comprehensive income (loss), and its cash flows for the three and nine months ended October 31, 2016 and 2015. All adjustments are of a normal recurring nature. The results for the three and nine months ended October 31, 2016 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2017.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2016 as updated by the Form 8-K filed with the SEC on September 1, 2016.
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
Segments
The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, who is the chief executive officer, in deciding how to allocate resources and assessing performance. Over the past few years, including fiscal 2017, the Company has completed a number of acquisitions. These acquisitions have allowed the Company to expand its offerings, presence and reach in various market segments of the enterprise cloud computing market. While the Company has offerings in multiple enterprise cloud computing market segments, including as a result of the Company's acquisitions, the Company’s business operates in one operating segment because the majority of the Company's offerings operate on a single platform and are deployed in an identical way, and the Company’s chief operating decision maker evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.
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
No single customer accounted for more than five percent of accounts receivable at October 31, 2016 and January 31, 2016. No single customer accounted for five percent or more of total revenue during the three and nine months ended October 31, 2016 and 2015.
Geographic Locations
As of October 31, 2016 and January 31, 2016, assets located outside the Americas were 9 percent and 11 percent of total assets, respectively.
Revenues by geographical region are as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Americas	$1,598,344	$1,258,148	$4,506,774	$3,575,441
Europe	337,497	302,704	1,012,671	848,413
Asia Pacific	208,934	151,115	578,551	433,964
	$2,144,775	$1,711,967	$6,097,996	$4,857,818
Americas revenue attributed to the United States was approximately 96 percent and 95 percent during the three and nine months ended October 31, 2016 and 2015, respectively. No other country represented more than ten percent of total revenue during the three and nine months ended October 31, 2016 and 2015.
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
Long-Lived Assets and Impairment Assessment
The Company evaluates long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions, or other events that indicate an asset's carrying amount may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. There was no impairment of long-lived assets during the three and nine months ended October 31, 2016 and 2015, respectively.
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
The Company additionally has entered into subleases for unoccupied leased office space. To the extent there are losses associated with the sublease, they are recognized in the period the sublease is executed. Gains are recognized over the sublease life. Any sublease payments received in excess of the straight-line rent payments for the sublease are recorded in other income (expense).
Accounting for Stock-Based Expense
The Company recognizes stock-based expenses related to stock options and restricted stock awards on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four years. The aggregate stock compensation remaining to be amortized to costs and expenses will be recognized over a weighted average period of 2.7 years. The Company recognizes stock-based expenses related to shares issued pursuant to its Amended and Restated 2004 Employee Stock Purchase Plan (“ESPP” or “2004 Employee Stock Purchase Plan”) on a straight-line basis over the offering period, which is 12 months. Stock-based expenses are recognized net of estimated forfeiture activity. The estimated forfeiture rate applied is based on historical forfeiture rates. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option pricing model.
The fair value of each stock option grant and ESPP share was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
Stock Options	2016	2015	2016	2015
Volatility	32.3%	35%	32.1-32.3%	35-37%
Estimated life	3.5 years	3.6 years	3.5 years	3.6 years
Risk-free interest rate	0.91-1.07%	1.21-1.27%	0.89-1.07%	1.13-1.42%
Weighted-average fair value per share of grants	$18.75	$19.72	$18.75	$19.79

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

New Accounting Pronouncements Adopted in Fiscal 2017

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability rather than an asset that is amortized. However, ASU 2015-03 does not address deferred issuance costs for line-of-credit arrangements; therefore, in August 2015, the FASB issued Accounting Standards Update No. 2015-15, “Interest-Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”). ASU 2015-15 allows an entity to defer debt issuance costs associated with line-of-credit arrangements, including arrangements with no outstanding borrowings, and classify them as an asset, and amortize them over the term of the arrangements. The recognition and measurement guidance for debt issuance costs is not affected by the standards. The Company adopted the standards in the three months ended April 30, 2016. Upon adoption, the unamortized debt issuance costs previously reported in Other assets, net, with a carrying amount of approximately $7.9 million at January 31, 2016, were reclassified and presented as a deduction of the corresponding liabilities, Convertible 0.25% senior notes, net, Term Loan, and Loan assumed on 50 Fremont.
In September 2015, the FASB issued Accounting Standards Update No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments (Topic 805)” (“ASU 2015-16”), which eliminates the requirement to restate prior period financial statements for measurement period adjustments in business combinations. ASU 2015-16 requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The Company adopted this standard during the three months ended April 30, 2016 and there was no material impact of this on the Company's financial statements.

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
Pending Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) which amended the existing FASB Accounting Standards Codification. This standard establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The standard also provides guidance on the recognition of costs related to obtaining customer contracts. The FASB deferred the effective date for the new revenue reporting standard for entities reporting under U.S. GAAP for one year. In accordance with the deferral, ASU 2014-09 will be effective for fiscal 2019, including interim periods within that reporting period. The Company is currently in the process of assessing the adoption methodology, which allows the amendment to be applied retrospectively to each prior period presented, or with the cumulative effect recognized as of the date of initial application. The Company is also evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements and has not determined whether the effect will be material to either its revenue results or its accounting for deferred commissions balances.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, “Financial Instrument-Overall (Subtopic 825-10)” (“ASU 2016-01”), which requires entities to measure equity investments at fair value and recognize any changes in fair value in net income. However, for equity investments that do not have readily determinable fair values and do not qualify for the existing practical expedient, the investments will be measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The new standard is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-01 on its consolidated financial statements.

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
In October 2016, the FASB issued Accounting Standards Update No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”)”, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The new standard is effective for annual periods beginning after December 15, 2017, with early adoption permitted as of the beginning of a fiscal year. The Company is currently evaluating the impact of the adoption of ASU 2016-16 on its consolidated financial statements.
2. Investments
Marketable Securities
At October 31, 2016, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$308,381	$2,262	$(482)	$310,161
U.S. treasury securities	52,692	132	(43)	52,781
Mortgage backed obligations	77,723	138	(198)	77,663
Asset backed securities	111,806	310	(23)	112,093
Municipal securities	45,388	235	(33)	45,590
Foreign government obligations	7,090	19	(3)	7,106
Total marketable securities	$603,080	$3,096	$(782)	$605,394
At January 31, 2016, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$949,266	$1,398	$(2,983)	$947,681
U.S. treasury securities	157,625	375	(56)	157,944
Mortgage backed obligations	104,242	106	(323)	104,025
Asset backed securities	271,292	186	(226)	271,252
Municipal securities	44,934	209	(6)	45,137
Foreign government obligations	18,014	42	(5)	18,051
U.S. agency obligations	16,076	16	(6)	16,086
Covered bonds	6,690	148	0	6,838
Total marketable securities	$1,568,139	$2,480	$(3,605)	$1,567,014

The duration of the investments classified as marketable securities is as follows (in thousands):

	As of
	October 31, 2016	January 31, 2016
Recorded as follows:
Short-term (due in one year or less)	$55,071	$183,018
Long-term (due after one year)	550,323	1,383,996
	$605,394	$1,567,014

As of October 31, 2016, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$59,612	$(473)	$4,594	$(9)	$64,206	$(482)
U.S. treasury securities	20,294	(43)	0	0	20,294	(43)
Mortgage backed obligations	40,964	(195)	224	(3)	41,188	(198)
Asset backed securities	24,713	(17)	1,862	(6)	26,575	(23)
Municipal securities	6,689	(33)	0	0	6,689	(33)
Foreign government obligations	4,092	(3)	0	0	4,092	(3)
	$156,364	$(764)	$6,680	$(18)	$163,044	$(782)
The unrealized losses for each of the fixed rate marketable securities were less than $143,000. The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of October 31, 2016. The Company expects to receive the full principal and interest on all of these marketable securities.
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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of October 31, 2016 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of October 31, 2016
Cash equivalents (1):
Time deposits	$0	$110,796	$0	$110,796
Money market mutual funds	206,156	0	0	206,156
Marketable securities:
Corporate notes and obligations	0	310,161	0	310,161
U.S. treasury securities	0	52,781	0	52,781
Mortgage backed obligations	0	77,663	0	77,663
Asset backed securities	0	112,093	0	112,093
Municipal securities	0	45,590	0	45,590
Foreign government obligations	0	7,106	0	7,106
Foreign currency derivative contracts (2)	0	1,372	0	1,372
Total assets	$206,156	$717,562	$0	$923,718
Liabilities
Foreign currency derivative contracts (3)	$0	$4,838	$0	$4,838
Total liabilities	$0	$4,838	$0	$4,838
_____________
(1)Included in “cash and cash equivalents” in the accompanying consolidated balance sheet as of October 31, 2016, in addition to $828.8 million of cash.
(2)Included in “prepaid expenses and other current assets” in the accompanying consolidated balance sheet as of October 31, 2016.
(3)Included in “accounts payable, accrued expenses and other liabilities” in the consolidated balance sheet as of October 31, 2016.

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
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk. The Company uses forward currency derivative contracts to minimize the Company’s exposure to balances primarily denominated in British Pound Sterling, the Euro and Japanese Yen. The Company’s foreign currency derivative contracts, which are not designated as hedging instruments, are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. As of October 31, 2016 and January 31, 2016, the foreign currency derivative contracts that were not settled were recorded at fair value on the consolidated balance sheets.
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

Details on outstanding foreign currency derivative contracts related primarily to intercompany receivables and payables are presented below (in thousands):

	As of
	October 31, 2016	January 31, 2016
Notional amount of foreign currency derivative contracts	$1,217,458	$1,274,515
Fair value of foreign currency derivative contracts	$(3,466)	$(9,294)

The fair value of the Company’s outstanding derivative instruments are summarized below (in thousands):

		Fair Value of Derivative Instruments
		As of
	Balance Sheet Location	October 31, 2016	January 31, 2016
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$1,372	$4,731
Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Accounts payable, accrued expenses and other liabilities	$4,838	$14,025

The effect of the derivative instruments not designated as hedging instruments on the consolidated statements of operations during the three and nine months ended October 31, 2016 and 2015, respectively, are summarized below (in thousands):

Derivatives Not Designated as Hedging Instruments	Losses on Derivative Instruments Recognized in Other income (expense)
		Three Months Ended October 31,
	Location	2016	2015
Foreign currency derivative contracts	Other income (expense)	$(39,624)	$(2,888)

Derivatives Not Designated as Hedging Instruments	Income (loss) on Derivative Instruments Recognized in Other income (expense)
		Nine Months Ended October 31,
	Location	2016	2015
Foreign currency derivative contracts	Other income (expense)	$(86,528)	$9,773

Investment Income
Investment income consists of interest income, realized gains and realized losses on the Company’s cash, cash equivalents and marketable securities. The components of investment income are presented below (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Interest income	$3,642	$3,700	$17,961	$9,919
Realized gains	210	257	7,771	3,197
Realized losses	(143)	(450)	(1,985)	(1,765)
Total investment income	$3,709	$3,507	$23,747	$11,351
Reclassification adjustments out of accumulated other comprehensive income (loss) into net income were immaterial for the three and nine months ended October 31, 2016 and 2015, respectively.
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

As of October 31, 2016, the Company had five investments in marketable equity securities with a fair value of $42.4 million, which includes an unrealized gain of $26.5 million. As of January 31, 2016, the Company had six investments in marketable equity securities with a fair value of $16.2 million, which included an unrealized gain of $8.5 million. The change in the fair value of the investments in publicly held companies is recorded in the consolidated balance sheets within strategic investments and accumulated other comprehensive loss.
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
As of October 31, 2016 and January 31, 2016, the carrying value of the Company’s non-marketable debt and equity securities was $513.5 million and $504.5 million, respectively. The estimated fair value of the non-marketable debt and equity securities was approximately $752.1 million and $714.1 million as of October 31, 2016 and January 31, 2016, respectively. These investments are measured using the cost method of accounting; therefore, the unrealized gains of $238.6 million and $209.6 million as of October 31, 2016 and January 31, 2016, respectively, are not recorded in the consolidated financial statements.
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

3. Property and Equipment
Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of
	October 31, 2016	January 31, 2016
Land	$183,888	$183,888
Buildings and building improvements	619,419	614,081
Computers, equipment and software	1,390,751	1,281,766
Furniture and fixtures	101,558	82,242
Leasehold improvements	586,040	473,688
	2,881,656	2,635,665
Less accumulated depreciation and amortization	(1,124,983)	(919,837)
	$1,756,673	$1,715,828
Depreciation and amortization expense totaled $83.5 million and $77.4 million during the three months ended October 31, 2016 and 2015, respectively, and totaled $239.2 million and $226.6 million during the nine months ended October 31, 2016 and 2015, respectively.
Computers, equipment and software at October 31, 2016 and January 31, 2016 included a total of $729.3 million and $747.1 million acquired under capital lease agreements, respectively. Accumulated amortization relating to computers, equipment and software under capital leases totaled $364.8 million and $310.3 million, respectively, at October 31, 2016 and January 31, 2016. Amortization of assets under capital leases is included in depreciation and amortization expense.
Building - 350 Mission

In December 2013, the Company entered into a lease agreement for approximately 445,000 rentable square feet of office space at 350 Mission Street (“350 Mission”) in San Francisco, California, which is the total office space available in the building. As a result of the Company’s involvement during the construction period, the Company is considered for accounting purposes to be the owner of the construction project. As a result, the Company has capitalized the construction costs as Building with a corresponding current and noncurrent financing obligation liability and has accounted for the underlying land implicitly as an operating lease. As of October 31, 2016, the Company had capitalized $178.8 million of construction costs, based on the construction costs incurred to date by the landlord, and recorded a corresponding current and noncurrent financing obligation liability of $19.5 million and $201.3 million, respectively. As of January 31, 2016, the Company had capitalized $174.6 million of construction costs, based on the construction costs incurred to date by the landlord, and recorded a corresponding current and noncurrent financing obligation liability of $15.4 million and $196.7 million, respectively. The total expected financing obligation in the form of minimum lease payments inclusive of the amounts currently recorded, is $327.7 million, including interest (see Note 10 “Commitments” for future commitment details). The obligation will be settled through monthly lease payments to the landlord, which commenced on October 2015. To the extent that operating expenses for 350 Mission are material, the Company, as the deemed accounting owner, will record the operating expenses.
4. Business Combinations
BeyondCore
In September 2016, the Company acquired the outstanding stock of BeyondCore, Inc. (“BeyondCore”), for consideration consisting of cash, common stock, and equity awards assumed. BeyondCore is a smart data discovery technology company that automatically explores millions of variable combinations from structured data sources. The Company has included the financial results of BeyondCore in the consolidated financial statements from the date of acquisition, which have not been material to date. The transaction costs associated with the acquisition were not material.
The preliminary acquisition date fair value consideration transferred for BeyondCore was approximately $106.6 million, which consisted of the following (in thousands, except for share data):

Fair Value
Cash	$21,053
Common stock (1,073,432 shares)	81,484
Fair value of stock options and restricted stock awards assumed	4,061
Total	$106,598
The fair value of stock options assumed by the Company was determined using the Black-Scholes option pricing model. The share conversion ratio of 0.0464 was applied to convert BeyondCore's outstanding equity awards for BeyondCore's common stock into equity awards for shares of the Company's common stock.
The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Fair Value
Cash and cash equivalents	$2,046
Other current and noncurrent tangible assets	462
Intangible assets	15,600
Goodwill	90,794
Deferred revenue, current and noncurrent	(818)
Other liabilities, current and noncurrent	(923)
Deferred tax liability	(563)
Net assets acquired	$106,598
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible assets acquired, liabilities assumed and identifiable intangible assets are based on management's estimates and assumptions. The deferred tax liability established was primarily a result of the difference in the book basis and tax basis related to the identifiable intangible assets. The preliminary estimated fair values of assets acquired and liabilities assumed, including current and noncurrent income taxes payable and deferred taxes and identifiable intangible assets, may be subject to change as additional information is received and certain tax returns are finalized. Thus the provisional measurements of fair value set forth above are subject to change. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
The following table sets forth the components of identifiable intangible assets acquired (in thousands) and their estimated useful lives as of the date of acquisition.

	Fair Value	Useful Life
Developed technology	$14,900	6 years
Customer relationships	700	2 years
Total intangible assets subject to amortization	$15,600
The amount recorded for developed technology represents the estimated fair value of BeyondCore's smart data analytics technology. The amount recorded for customer relationships represents the fair values of the underlying relationship with BeyondCore customers. The goodwill balance is primarily attributed to the assembled workforce and expanded market opportunities when integrating BeyondCore's technology with the Company's other offerings. The goodwill balance is not deductible for U.S. income tax purposes.
The Company assumed equity awards for shares of BeyondCore's common stock with a fair value of $8.6 million, of which $4.1 million was allocated to the consideration transferred.
Quip
In August 2016, the Company acquired the outstanding stock of Quip, Inc. (“Quip”) for consideration consisting of cash, common stock, fair value of equity awards assumed, as well as fair value of the Company's pre-existing relationship. Quip combines content and communication to create living documents to allow work-teams to write, edit and discuss documents, spreadsheets and checklists in a single experience. The Company acquired Quip for its product offerings and employees. The Company has included the financial results of Quip in the consolidated financial statements from the date of acquisition, which have not been material to date. The transaction costs associated with the acquisition were not material.
The preliminary acquisition date fair value consideration transferred for Quip was approximately $412.0 million, which consisted of the following (in thousands, except for share data):

Fair Value
Cash	$2,711
Common stock (4,796,152 shares)	385,131
Fair value of stock options and restricted stock awards assumed	22,345
Fair value of pre-existing relationship	1,833
Total	$412,020
The fair value of stock options assumed by the Company was determined using the Black-Scholes option pricing model. The share conversion ratio of 0.5514 was applied to convert Quip's outstanding equity awards for Quip's common stock into equity awards for shares of the Company's common stock.
The Company had a $1.0 million, or approximately 0.3 percent, noncontrolling equity investment in Quip prior to the acquisition. The acquisition date fair value of the Company's previously held equity interest was approximately $1.8 million and is included in the measurement of the consideration transferred. The Company recognized a gain of approximately $0.8 million as a result of remeasuring its prior equity interest in Quip held before the business combination. The gain is included in gains on sales of strategic investments in the consolidated statement of operations.
The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Fair Value
Cash and cash equivalents	$27,985
Other current and noncurrent tangible assets	556
Intangible assets	31,200
Goodwill	357,610
Other liabilities, current and noncurrent	(2,491)
Deferred tax liability	(2,840)
Net assets acquired	$412,020
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible assets acquired, liabilities assumed and identifiable intangible assets are based on management's estimates and assumptions. The deferred tax liability established was primarily a result of the difference in the book basis and tax basis related to the identifiable intangible assets. The preliminary estimated fair values of assets acquired and liabilities assumed, including current and noncurrent income taxes payable and deferred taxes and identifiable intangible assets, may be subject to change as additional information is received and certain tax returns are finalized. Thus the provisional measurements of fair value set forth above are subject to change. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
The following table sets forth the components of identifiable intangible assets acquired (in thousands) and their estimated useful lives as of the date of acquisition.

	Fair Value	Useful Life
Developed technology	$18,590	5 years
Customer relationships	12,460	10 years
Other purchased intangible assets	150	3 years
Total intangible assets subject to amortization	$31,200

The amount recorded for developed technology represents the estimated fair value of Quip's productivity technology. The amount recorded for customer relationships represents the fair values of the underlying relationship with Quip customers. The goodwill balance is primarily attributed to the assembled workforce and expanded market opportunities when integrating Quip's technology with the Company's other offerings. The goodwill balance is not deductible for U.S. income tax purposes.
The Company assumed equity awards for shares of Quip's common stock with a fair value of $68.0 million, of which $22.3 million was allocated to the consideration transferred.
Demandware
In July 2016, the Company acquired for cash the outstanding stock of Demandware, Inc. (“Demandware”), an industry-leading provider of enterprise cloud commerce solutions in the digital commerce market. The Company acquired Demandware to, among other things, expand the Company's position in customer relationship management and to pursue the digital commerce market with the new Salesforce Commerce Cloud. The Company has included the financial results of Demandware in the consolidated financial statements from the date of acquisition. The transaction costs associated with the acquisition were $15.5 million and are recorded in general and administrative expense. The acquisition date fair value of the consideration transferred for Demandware was approximately $2.9 billion, including the proceeds from the term loan of $500.0 million (see Note 5), which consisted of the following (in thousands):

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
The following table summarizes the preliminary estimated fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Fair Value
Cash and cash equivalents	$139,259
Marketable securities	37,230
Accounts receivable	56,982
Other current assets	13,545
Customer contract asset, noncurrent	327,830
Intangible assets	633,277
Property and equipment	29,463
Other noncurrent assets	4,579
Goodwill	1,985,269
Accounts payable, accrued expenses and other liabilities	(51,870)
Deferred revenue, current and noncurrent	(22,647)
Other liabilities, noncurrent	(12,935)
Deferred tax liability	(210,302)
Net assets acquired	$2,929,680

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The deferred tax liability established was primarily a result of the difference in the book basis and tax basis related to the identifiable intangible assets. The preliminary estimated fair values of assets acquired and liabilities assumed, specifically, the current and noncurrent income taxes payable and deferred taxes, may be subject to change as additional information is received and certain tax returns are finalized. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

In the second quarter of fiscal 2017, the Company accounted for acquired subscription contracts as two units of account, a customer contract asset and a customer contract liability. In the current quarter, the Company concluded that the acquired contracts should more appropriately be accounted for as a single unit of account and as such, the fair value of the contractual relationship with customers has been presented as a single, noncurrent intangible asset, customer contract asset. As a result of this change, the customer contract asset and the customer contract liability both decreased by $393.9 million.

During the third quarter of fiscal 2017, the Company obtained additional information as it relates to the valuation of the customer relationship assets and therefore adjusted the measurement of the fair value of these assets. As a result of the updated valuation, the Company recorded measurement period adjustments, which included a decrease the fair value of the customer relationship asset by $168.8 million. Additionally, these measurement period adjustments resulted in a corresponding decrease to the deferred tax liability recognized of $61.2 million. The net effect of these changes resulted in a corresponding increase to goodwill of $100.4 million.
The following table sets forth the components of identifiable intangible assets acquired and their preliminary estimated useful lives as of the date of acquisition (in thousands):

	Fair Value	Useful Life
Developed technology	$242,550	2 to 5 years
Customer relationships	384,590	3 to 10 years
Other purchased intangible assets	6,137	3 to 10 years
Total intangible assets subject to amortization	$633,277
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
The Company assumed equity awards with an estimated fair value of $135.2 million, of which $9.3 million was allocated to the purchase consideration.
The amounts of revenue and earnings of Demandware included in the Company’s consolidated statement of operations from the acquisition date of July 11, 2016 through October 31, 2016 are as follows (in thousands):

Total revenues	$57,878
Pretax loss	(81,763)
Net loss	(82,061)

The following pro forma financial information summarizes the combined results of operations for the Company and Demandware, as though the companies were combined as of the beginning of the Company’s fiscal 2016.
The unaudited pro forma financial information was as follows (in thousands):

	Nine Months Ended October 31,
	2016	2015
Total revenues	$6,176,166	$4,958,491
Pretax loss	(100,817)	(200,844)
Net loss	(138,714)	(37,097)
The pro forma financial information for all periods presented has been calculated after adjusting the results of Demandware to reflect the business combination accounting effects resulting from this acquisition including the amortization expense from acquired intangible assets and the stock-based compensation expense for unvested stock options and restricted stock awards assumed as though the acquisition occurred as of the beginning of the Company’s fiscal year 2016. The historical financial information has been adjusted to give effect to pro forma events that are directly attributable to the business combination and factually supportable. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the Company’s fiscal 2016.
The pro forma financial information for the nine months ended October 31, 2016 and 2015 combines the historical results of the Company for the nine months ended October 31, 2016 and 2015, the adjusted historical results of Demandware for the nine months ended September 30, 2016 and 2015, due to differences in reporting periods and considering the date the Company acquired Demandware, and the effects of the pro forma adjustments described above.
SteelBrick
In February 2016, the Company acquired the outstanding stock of SteelBrick, Inc. (“SteelBrick”) for consideration consisting of cash and common stock. SteelBrick is a next generation quote-to-cash platform, delivered 100 percent natively on the Salesforce platform, which offers applications, or apps, for automating the entire deal close process - from generating quotes and configuring orders to collecting cash. The Company has included the financial results of SteelBrick in the consolidated financial statements from the date of acquisition, which have not been material to date. The transaction costs associated with the acquisition were not material.
The acquisition date fair value consideration transferred for SteelBrick was approximately $314.8 million, which consisted of the following (in thousands, except for share data):

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

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Fair Value
Cash and cash equivalents	$59,296
Other current and noncurrent tangible assets	3,012
Customer contract asset, noncurrent	6,954
Intangible assets	49,160
Goodwill	217,986
Deferred revenue, current and noncurrent	(8,479)
Other liabilities, current and noncurrent	(2,665)
Deferred tax liability	(10,479)
Net assets acquired	$314,785
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
The Company assumed equity awards for shares of SteelBrick's common stock with a fair value of $39.6 million, of which $11.0 million was allocated to the consideration transferred.
MetaMind
In April 2016, the Company acquired MetaMind, Inc. (“MetaMind”) for approximately $32.8 million in cash, net of cash acquired. This amount includes amounts to be paid after an initial holdback period, and assumed equity awards. The primary reason for the acquisition was to extend the Company's intelligence in natural language processing and image recognition across all clouds. The Company has included the financial results of MetaMind, which have not been material to date, in its consolidated financial statements from the date of acquisition. The transaction costs associated with the acquisition were not material. In allocating the purchase consideration for MetaMind based on estimated fair values, the Company recorded $31.2 million of goodwill. The goodwill balance is not deductible for U.S. income tax purposes. The estimated fair values of assets acquired and liabilities assumed, specifically current and noncurrent income taxes payable and deferred taxes, may be subject to change as additional information is received and certain tax returns are finalized. Thus, the provisional measurements of fair value set forth above are subject to change. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
The Company assumed equity awards for shares of MetaMind's common stock with a fair value of $5.5 million, of which $0.5 million was allocated to the purchase consideration.
The Company's chairman, who held a greater than ten percent ownership interest in MetaMind, received approximately $6.0 million in total proceeds, subject to customary escrow amounts, in connection with this acquisition.

Other Business Combinations
During the nine months ended October 31, 2016, the Company acquired six other companies for an aggregate of $96.7 million in cash, net of cash acquired, and has included the financial results of these companies in its consolidated financial statements from the respective dates of acquisition. These transactions, individually and in the aggregate, are not material to the Company. The costs associated with these acquisitions were not material. The Company accounted for these transactions as business combinations. In allocating the purchase consideration for each company based on estimated fair values, the Company recorded $100.4 million of goodwill. The goodwill balance associated with these transactions is not deductible for U.S. income tax purposes. The Company expects to finalize the valuations as soon as practicable, but not later than one year from the acquisition dates.
5. Debt
Convertible Senior Notes

	Par Value Outstanding	Equity Component Recorded at Issuance		Liability Component of Par Value as of
(in thousands)				October 31, 2016	January 31, 2016
0.25% Convertible Senior Notes due April 1, 2018	$1,150,000	$122,421	(1)	$1,109,236	$1,088,097
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
The 0.25% Senior Notes consisted of the following (in thousands):

	As of
	October 31, 2016	January 31, 2016
Liability component :
Principal (1)	$1,150,000	$1,150,000
Less: debt discount, net (2)	(36,260)	(54,941)
Less: debt issuance cost (3)	(4,504)	(6,962)
Net carrying amount	$1,109,236	$1,088,097
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
The total estimated fair value of the Company's 0.25% Senior Notes at October 31, 2016 was $1.4 billion. The fair value was determined based on the closing trading price per $100 of the 0.25% Senior Notes as of the last day of trading for the third quarter of fiscal 2017.
Based on the closing price of the Company’s common stock of $75.16 on October 31, 2016, the if-converted value of the 0.25% Senior Notes exceeded their principal amount by approximately $150.9 million. Based on the terms of the 0.25% Senior Notes, the Senior Notes were not convertible for the three and nine months ended October 31, 2016.
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
The Term Loan Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends or make distributions and repurchase stock. The Company is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. The Term Loan Credit Agreement includes customary events of default. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Term Loan Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts. The occurrence of an event of default could result in the acceleration of obligations under the Term Loan Credit Agreement. The Company was in compliance with the Term Loan Credit Agreement’s covenants as of October 31, 2016.
The weighted average interest rate on the Term Loan was 1.8% as of October 31, 2016. Accrued interest on the Term Loan was $2.8 million as of October 31, 2016. As of October 31, 2016, the noncurrent outstanding principal portion was $500.0 million.
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
The Revolving Loan Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends or make distributions and repurchase stock. The Company is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. The Revolving Loan Credit Agreement includes customary events of default. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Revolving Loan Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts. The occurrence of an event of default could result in the acceleration of obligations under the Revolving Loan Credit Agreement. The Company was in compliance with the Revolving Loan Credit Agreement’s covenants as of October 31, 2016.
There were no outstanding borrowings under the Credit Facility as of October 31, 2016. The Company continues to pay a commitment fee on the undrawn amount of the Credit Facility. In November 2016, the Company borrowed $750.0 million under the Credit Facility, in part to fund the acquisition of Krux Digital, Inc. See Note 13 “Subsequent Events.”
Loan Assumed on 50 Fremont
The Company assumed a $200.0 million loan with the acquisition of 50 Fremont (the “Loan”). The Loan bears an interest rate of 3.75% per annum and is due in June 2023. The Loan initially requires interest only payments. Beginning in fiscal year 2019, principal and interest payments are required, with the remaining principal due at maturity. For the three months ended October 31, 2016 and 2015, total interest expense recognized was $1.8 million and $1.9 million, respectively. For the nine months ended October 31, 2016 and 2015, total interest expense recognized was $5.6 million and $5.4 million, respectively. The Loan can be prepaid at any time subject to a yield maintenance fee. The agreement governing the Loan contains certain customary affirmative and negative covenants that the Company was in compliance with as of October 31, 2016.
Interest Expense on Convertible Senior Notes, Term Loan, Revolving Credit Facility and Loan Assumed on 50 Fremont
The following table sets forth total interest expense recognized related to the 0.25% Senior Notes, the Term Loan, the Credit Facility and the Loan prior to capitalization of interest (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Contractual interest expense	$5,207	$2,843	$11,398	$9,036
Amortization of debt issuance costs	1,342	1,027	4,071	3,077
Amortization of debt discount	6,304	6,148	18,794	18,317
	$12,853	$10,018	$34,263	$30,430

6. Other Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	October 31, 2016	January 31, 2016
Prepaid income taxes	$22,766	$22,044
Customer contract asset (1)	0	1,423
Other taxes receivable	25,829	27,341
Prepaid expenses and other current assets	232,998	199,786
	$281,593	$250,594
(1) As of October 31, 2016, the customer contract asset has been presented as a long term intangible asset. For further information see Note 4  “Business Combinations.”
Capitalized Software, net
Capitalized software consisted of the following (in thousands):

	As of
	October 31, 2016	January 31, 2016
Capitalized internal-use software development costs, net of accumulated amortization of $233,706 and $186,251, respectively	$137,989	$123,065
Acquired developed technology, net of accumulated amortization of $571,023 and $481,118, respectively	499,888	261,193
	$637,877	$384,258
Capitalized internal-use software amortization expense totaled $16.6 million and $12.9 million for the three months ended October 31, 2016 and 2015, respectively and totaled $47.5 million and $36.4 million for the nine months ended October 31, 2016 and 2015, respectively. Acquired developed technology amortization expense totaled $38.4 million and $22.1 million for the three months ended October 31, 2016 and 2015, respectively and totaled $89.9 million and $66.5 million for the nine months ended October 31, 2016 and 2015, respectively.
The Company capitalized $1.7 million and $1.3 million of stock-based expenses related to capitalized internal-use software development during the three months ended October 31, 2016 and 2015, respectively, and $5.1 million and $4.4 million for the nine months ended October 31, 2016 and 2015, respectively.

Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter.
Goodwill consisted of the following (in thousands):

Balance as of January 31, 2016	$3,849,937
SteelBrick	217,986
MetaMind	31,242
Demandware	1,884,886
Quip	357,610
BeyondCore	90,794
Other business combinations	100,389
Adjustments of acquisition date fair values:
SteelBrick	651
Demandware	100,383
Other business combinations	(16,879)
Balance as of October 31, 2016	$6,616,999
Other Assets, net
Other assets consisted of the following (in thousands):

	As of
	October 31, 2016	January 31, 2016
Deferred income taxes, noncurrent, net	$22,095	$15,986
Long-term deposits	25,346	19,469
Purchased intangible assets, net of accumulated amortization of $281,846 and $212,248, respectively	622,667	258,580
Acquired intellectual property, net of accumulated amortization of $27,331 and $22,439, respectively	11,122	10,565
Customer contract asset, noncurrent (1)	308,484	93
Other (2)	110,722	66,217
	$1,100,436	$370,910
(1) As of October 31, 2016, the customer contract asset has been presented as a long term intangible asset. For further information see Note 4  “Business Combinations.”
(2) In April 2015, the FASB issued ASU 2015-03 which simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability rather than an asset that is amortized. The Company retrospectively adopted this standard for the prior period presented, which resulted in a decrease in the carrying value of $7.9 million to Other as of January 31, 2016.
Purchased intangible assets amortization expense for the three months ended October 31, 2016 and 2015 was $29.3 million and $20.1 million, respectively and for the nine months ended October 31, 2016 and 2015 was $69.6 million and $60.8 million, respectively. Acquired intellectual property amortization expense for the three months ended October 31, 2016 and 2015 was $1.6 million and $1.7 million, respectively and for the nine months ended October 31, 2016 and 2015 was $4.9 million and $5.1 million, respectively.

Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of
	October 31, 2016	January 31, 2016
Accounts payable	$140,541	$71,481
Accrued compensation	558,945	554,502
Non-cash equity liability (1)	74,570	0
Accrued other liabilities	498,774	447,729
Accrued income and other taxes payable	149,133	205,781
Accrued professional costs	38,331	33,814
Customer contract liability (2)	0	6,558
Accrued rent	17,055	14,071
Financing obligation - leased facility, current (3)	19,492	15,402
	$1,496,841	$1,349,338
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following (in thousands):

	As of
	October 31, 2016	January 31, 2016
Deferred income taxes and income taxes payable	$93,454	$85,996
Customer contract liability, noncurrent (2)	0	66
Financing obligation - leased facility (3)	201,283	196,711
Long-term lease liabilities and other	490,550	550,292
	$785,287	$833,065

(1) Non-cash equity liability represents the purchase price of shares issued to non-executive employees, as to shares exceeding previously registered ESPP shares at the time of sale to the extent the shares had not been subsequently sold by the employee purchaser. The Company expects this liability will be relieved within a year or earlier as the shares are subsequently sold.
(2) As of October 31, 2016, the customer contract liability has been presented as part of the customer contract asset. For further information see Note 4  “Business Combinations.”
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
As of October 31, 2016, $96.3 million has been withheld on behalf of employees for future purchases under the ESPP and is recorded in accounts payable, accrued expenses and other liabilities.
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
Stock activity excluding the ESPP is as follows:

		Options Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2016	46,879,908	26,258,798	$56.26
Increase in shares authorized:
2013 Equity Incentive Plan	185,247
2014 Inducement Plan	2,280,899
Assumed equity plans	3,490,475
Options granted under all plans	(3,048,797)	3,048,797	43.26
Restricted stock activity	(7,894,898)
Stock grants to board and advisory board members	(151,665)
Exercised	0	(4,310,671)	36.84
Plan shares expired	(75,193)
Canceled	1,074,951	(1,074,951)	65.99
Balance as of October 31, 2016	42,740,927	23,921,973	$57.67	$452,870
Vested or expected to vest		22,290,560	$56.96	$435,630
Exercisable as of October 31, 2016		9,738,925	$46.81	$276,132
The total intrinsic value of the options exercised during the nine months ended October 31, 2016 and 2015 was $176.2 million and $251.3 million, respectively. The intrinsic value is the difference between the current market value of the stock and the exercise price of the stock option.
The weighted-average remaining contractual life of vested and expected to vest options is approximately 4.8 years.
As of October 31, 2016, options to purchase 9,738,925 shares were vested at a weighted average exercise price of $46.81 per share and had a remaining weighted-average contractual life of approximately 3.6 years. The total intrinsic value of these vested options as of October 31, 2016 was $276.1 million.

The following table summarizes information about stock options outstanding as of October 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.86 to $39.09	4,967,743	3.3	$27.75	3,787,491	$32.10
$40.19 to $52.28	367,386	3.6	44.03	238,650	43.74
$52.30	3,511,561	4.1	52.30	2,402,677	52.30
$53.60 to $58.86	1,060,744	4.7	55.56	406,859	55.79
$59.34	5,779,049	5.1	59.34	2,565,609	59.34
$59.37 to $80.62	2,729,211	6.1	71.03	337,639	68.78
$80.99 to $82.55	5,506,279	6.1	81.02	0	0.00
	23,921,973	4.8	$57.67	9,738,925	$46.81
Restricted stock activity is as follows:

	Restricted Stock Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2016	21,294,585	$0.001
Granted- restricted stock units and awards	6,890,113	0.001
Canceled	(1,539,907)	0.001
Vested and converted to shares	(5,310,841)	0.001
Balance as of October 31, 2016	21,333,950	$0.001	$1,603,460
Expected to vest	18,310,081		$1,376,186
The restricted stock, which upon vesting entitles the holder to one share of common stock for each share of restricted stock, has an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and generally vests over 4 years.
The weighted-average grant date fair value of the restricted stock issued for the nine months ended October 31, 2016 and 2015 was $76.90 and $70.26, respectively.
Common Stock
The following number of shares of common stock were reserved and available for future issuance at October 31, 2016:

Options outstanding	23,921,973
Restricted stock awards and units and performance stock units outstanding	21,333,950
Stock available for future grant:
2013 Equity Incentive Plan	41,903,116
2014 Inducement Plan	755,404
Amended and Restated 2004 Employee Stock Purchase Plan	5,289,597
Acquired equity plans	82,407
Convertible Senior Notes	17,308,880
Warrants	17,308,880
127,904,207

8. Income Taxes
Effective Tax Rate
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year to date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. For the nine months ended October 31, 2016, the Company reported a tax benefit of $182.2 million on a pretax income of $48.9 million, which resulted in a negative effective tax rate of 373 percent. The most significant component of this tax amount was the discrete tax benefit of $205.6 million from a partial release of the valuation allowance in connection with the acquisition of Demandware. The net deferred tax liability from the acquisition of Demandware provided a source of additional income to support the realizability of the Company's pre-existing deferred tax assets and as a result, the Company released a portion of its valuation allowance. The tax benefit associated with the release of the valuation allowance was partially offset by income taxes in profitable jurisdictions outside of the United States.
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
Tax Benefits Related to Stock-Based Compensation
The income tax benefit related to stock-based compensation was $161.4 million and $130.8 million for the nine months ended October 31, 2016 and 2015, respectively, the majority of which was not recognized as a result of the valuation allowance.
Unrecognized Tax Benefits and Other Considerations
The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. Certain prior year tax returns are currently being examined by various taxing authorities in countries including the United States and France. During the nine months ended October 31, 2016, the Company effectively settled the uncertain tax positions subject to the audits in the United Kingdom and Canada, and as a result, the Company released the associated tax reserves. In addition, the Company reached a settlement with the taxing authority in Switzerland and recorded an insignificant amount to the tax provision as a result of the closure of the audit.
The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. However, the outcome of the tax audits cannot be predicted with certainty. If any issues addressed in the Company's tax audits are resolved in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future. However, in general, any adjustments resulting from the U.S. audits should not have an impact to our tax provision due to our valuation allowance. The Company anticipates it is reasonably possible that a decrease of unrecognized tax benefits up to approximately $8.3 million may occur in the next 12 months, as the applicable statutes of limitations lapse.

9. Earnings Per Share
Basic earnings/loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the fiscal period. Diluted earnings/loss per share is computed by giving effect to all potential weighted average dilutive common stock, including options, restricted stock units, warrants and the convertible senior notes. The dilutive effect of outstanding awards and convertible securities is reflected in diluted earnings per share by application of the treasury stock method. Diluted loss per share for the three months ended October 31, 2016 and the three and nine months ended October 31, 2015 is the same as basic loss per share as there is a net loss in the period and inclusion of potentially issuable shares is anti-dilutive
A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$(37,309)	$(25,157)	$231,072	$(21,917)
Denominator:
Weighted-average shares outstanding for basic earnings (loss) per share	690,468	664,131	683,075	659,160
Effect of dilutive securities:
Convertible senior notes	0	0	1,994	0
Employee stock awards	0	0	11,188	0
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings (loss) per share	690,468	664,131	696,257	659,160
The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Employee stock awards	17,946	20,191	8,640	22,634
Convertible senior notes	17,309	17,309	0	17,309
Warrants	17,309	17,309	17,309	17,309

10. Commitments
Letters of Credit
As of October 31, 2016, the Company had a total of $84.0 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through December 2030.
Leases
The Company leases facilities space and certain fixed assets under non-cancelable operating and capital leases with various expiration dates.
As of October 31, 2016, the future minimum lease payments under non-cancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases	Financing Obligation -Leased Facility(1)
Fiscal Period:
Remaining three months of fiscal 2017	$26,431	$109,755	$5,322
Fiscal 2018	122,649	429,673	21,437
Fiscal 2019	115,791	382,264	21,881
Fiscal 2020	201,576	303,873	22,325
Fiscal 2021	35	264,798	22,770
Thereafter	0	1,445,905	233,927
Total minimum lease payments	466,482	$2,936,268	$327,662
Less: amount representing interest	(41,368)
Present value of capital lease obligations	$425,114
______________
(1) Total Financing Obligation -Leased Facility noted above represents the total obligation on the lease agreement including amounts allocated to interest noted in Note 3 “Property and Equipment.” As of October 31, 2016, $220.8 million of the total obligation noted above was recorded to Financing obligation - leased facility, of which the current portion is included in "Accounts payable, accrued expenses and other liabilities" and the non-current portion is included in “Other noncurrent liabilities” on the consolidated balance sheets.
The Company’s agreements for the facilities and certain services provide the Company with the option to renew. The Company’s future contractual obligations would change if the Company exercised these options.
The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Of the total operating lease commitment balance of $2.9 billion, approximately $2.6 billion is related to facilities space. The remaining commitment amount is related to computer equipment and furniture and fixtures.
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
Since the Foundation’s and Salesforce.org’s inception, the Company has provided at no charge certain resources to those entities employees such as office space, furniture, equipment, facilities, services, and other resources. The value of these items was approximately $2.5 million for the nine months ended October 31, 2016.
The resource sharing agreement was amended in August 2015 to include resources outside of the United States and is more explicit about the types of resources that the Company will provide.
Additionally, the Company has donated subscriptions of the Company’s services to other qualified non-profit organizations. The Company also allows Salesforce.org to resell the Company’s service to non-profit organizations and certain education entities. The Company does not charge Salesforce.org for these subscriptions, therefore revenue from subscriptions provided to non-profit organizations is donated back to the community through charitable grants made by the Foundation and Salesforce.org. The reseller agreement was amended in August 2015 to include additional customer segments and certain customers outside the U.S. and in October 2015 to add an addendum with model clauses for the processing of personal data transferred from the European Economic Area. The value of the subscriptions pursuant to reseller agreements was approximately $92.9 million for the nine months ended October 31, 2016. The Company plans to continue these programs.
As described in Note 4 “Business Combinations,” the Company's chairman held an ownership interest in an acquisition that was completed by the Company in April 2016.
13. Subsequent Events
In November 2016, the Company acquired the outstanding stock of Krux Digital, Inc. (“Krux”), in exchange for cash funded from a portion of our Credit Facility and the issuance of shares of common stock of the Company. Krux is a leading data management platform that increases engagement with users, prospects and customers. The Company acquired Krux for its product offerings and employees. After taking into consideration customary purchase price adjustments, the total estimated consideration for Krux was approximately $700.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “assumes,” “may,” “should,” “could,” “would,” “foresees,” “forecasts,” “predicts,” “targets,” variations of such words and similar expressions are intended to identify such forward-looking statements, which may consist of, among other things, trend analyses and statements regarding future events, future financial performance, anticipated growth and industry prospects. These forward-looking statements are based on current expectations, estimates and forecasts, as well as the beliefs and assumptions of our management, and are subject to risks and uncertainties that are difficult to predict, including the effect of general economic and market conditions; the impact of foreign currency exchange rate and interest rate fluctuations on our results; our business strategy and our plan to build our business, including our strategy to be the leading provider of enterprise cloud computing applications and platforms; our service performance and security; the expenses associated with new data centers and third party infrastructure providers; additional data center capacity; real estate and office facilities space; our operating results; new services and product features; our strategy of acquiring or making investments in complementary businesses, joint ventures, services, technologies and intellectual property rights; our ability to successfully integrate acquired businesses and technologies; our ability to continue to grow and maintain deferred revenue and unbilled deferred revenue; our ability to protect our intellectual property rights; our ability to develop our brands; our ability to realize the benefits from strategic partnerships and investments; our reliance on third- party hardware, software and platform providers; our dependency on the development and maintenance of the infrastructure of the Internet; the effect of evolving government regulations; the valuation of our deferred tax assets; the potential availability of additional tax assets in the future; the impact of new accounting pronouncements; the impact of expensing stock options and other equity awards; the sufficiency of our capital resources; factors related to our outstanding convertible notes, revolving credit facility, term loan and loan associated with 50 Fremont; compliance with our debt covenants and capital lease obligations; and current and potential litigation involving us. These and other risks and uncertainties may cause our actual results to differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below under “Risk Factors” and elsewhere in this report for additional detail regarding factors that may cause actual results to be different than those expressed in our forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.
Overview
We are a leading provider of enterprise cloud computing solutions, with a focus on customer relationship management, or CRM. We introduced our first CRM solution in February 2000, and we have since expanded our service offerings with new editions, solutions, features and platform capabilities.
Our mission is to help our customers transform themselves into customer-centric companies by empowering them to connect with their customers in entirely new ways. Our Customer Success Platform includes, among other things, sales force automation, customer service and support, marketing automation, commerce, community management, analytics, application development, and Internet of Things (“IoT”) integration and our professional cloud services, provides the next-generation platform of enterprise applications, or apps, and services to enable customer success.
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
To address these factors, we will need to, among other things, continue to add substantial numbers of paying subscriptions, upgrade our customers to fully featured versions or arrangements such as an Enterprise License Agreement, provide high quality technical support to our customers, encourage the development of third-party applications on our platforms and continue to focus on retaining customers at the time of renewal. Our plans to invest for future growth include the continuation of the expansion of our data center capacity, the hiring of additional personnel, particularly in direct sales, other customer-related areas and research and development, the expansion of domestic and international selling and marketing activities, specifically in our top markets, continuing to develop our brands, the addition of distribution channels, the upgrade of our service offerings, the development of new services, the integration of acquired technologies, the expansion of our Marketing Cloud, Commerce Cloud and App Cloud core service offerings, and the additions to our global infrastructure to support our growth.
We also regularly evaluate acquisitions or investment opportunities in complementary businesses, joint ventures, services and technologies and intellectual property rights in an effort to expand our service offerings. We expect to continue to make such investments and acquisitions in the future and we plan to reinvest a significant portion of our incremental revenue in future periods to grow our business and continue our leadership role in the cloud computing industry. As a result of our aggressive growth plans, specifically our hiring plan and acquisition activities, we have incurred significant expenses from equity awards and amortization of purchased intangibles. As we continue with our growth plan and absent any one-time gains, we may continue to incur similar expenses in the future. We will continue to see headcount increases attributed to both our growth as well as the result of acquisitions.
Our typical subscription contract term is 12 to 36 months, although terms range from one to 60 months, so during any fiscal reporting period only a subset of active subscription contracts is eligible for renewal. We calculate our attrition rate as of the end of each month. Our current attrition rate calculation does not include the Marketing Cloud service offerings. Our attrition rate was between eight and nine percent as of October 31, 2016. We expect our attrition rate to remain consistent as we continue to expand our enterprise business and invest in customer success and related programs.
We expect marketing and sales costs, which were 46 percent and 49 percent for the nine months ended October 31, 2016 and 2015, respectively, to continue to represent a substantial portion of total revenues in the future as we seek to grow our customer base, sell more products to existing customers, and build greater brand awareness.
In July 2016 we acquired Demandware, Inc. (“Demandware”), an industry-leading provider of enterprise cloud commerce solutions in the digital commerce market. We acquired Demandware to expand our position in customer relationship management and to pursue the digital commerce market segment with the new Salesforce Commerce Cloud. The financial results of Demandware are included in our consolidated financial statements from the date of acquisition. As a result, our fluctuation analysis for our three and nine months ended October 31, 2016 compared to the same period in the prior year includes Demandware results. The total purchase price for Demandware was approximately $2.9 billion.
In July 2016, we entered into a credit agreement (the “Term Loan Credit Agreement”) which provides for a $500.0 million term loan (the “Term Loan”) that matures on July 11, 2019. All amounts borrowed under the Term Loan were used to pay a portion of the total purchase price for Demandware. Additionally, we entered into an Amended and Restated Credit Agreement (the “Revolving Loan Credit Agreement”) with Wells Fargo Bank, National Association, and certain other institutional lenders that increased our existing revolving credit facility dated October 2014 to $1.0 billion. As of October 31, 2016, there were no borrowings under the revolving credit facility. Subsequent to October 31, 2016, we borrowed $750.0 million under the Credit Facility to partially fund the Krux Digital, Inc. (“Krux”) acquisition in November 2016 and for general corporate purposes.

In August 2016, we acquired the outstanding stock of Quip, Inc. (“Quip”). Quip combines content and communication to create living documents to allow work-teams to write, edit and discuss documents, spreadsheets and checklists in a single experience. The total purchase price for Quip was approximately $412.0 million.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2017, for example, refer to the fiscal year ending January 31, 2017.
Operating Segments
We operate as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, who in our case is the chief executive officer, in deciding how to allocate resources and assess performance. Over the past few years, including fiscal 2017, we have completed a number of acquisitions. These acquisitions have allowed us to expand our offerings, presence and reach in various market segments of the enterprise cloud computing market. While we have offerings in multiple enterprise cloud computing market segments, including as a result of our acquisitions, our business operates in one operating segment because the majority of our offerings operate on a single platform and are deployed in an identical way, and our chief operating decision maker evaluates our financial information and resources and assesses the performance of these resources on a consolidated basis. Since we operate as one operating segment, all required financial segment information can be found in the consolidated financial statements.
Sources of Revenues
We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our enterprise cloud computing services and from customers paying for additional support beyond the standard support that is included in the basic subscription fees; and (2) related professional services such as process mapping, project management, implementation services and other revenue. “Other revenue” consists primarily of training fees. Subscription and support revenues accounted for approximately 93 percent of our total revenues for the nine months ended October 31, 2016. Subscription revenues are driven primarily by the number of paying subscribers, varying service types, the price of our service and renewals. We define a “customer” as a separate and distinct buying entity (e.g., a company, a distinct business unit of a large corporation, a partnership, etc.) that has entered into a contract to access our enterprise cloud computing services. We define a “subscription” as a unique user account purchased by a customer for use by its employees or other customer-authorized users, and we refer to each such user as a “subscriber.” The number of paying subscriptions at each of our customers ranges from one to hundreds of thousands. None of our customers accounted for more than five percent of our revenues during the nine months ended October 31, 2016 and 2015.
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

Revenue by Cloud Service Offering
We are providing the information below on a supplemental basis to give additional insight into the revenue performance of our individual core service offerings. Subscription and support revenues consisted of the following by core service offering (in millions):

	Three Months Ended October 31,			Nine Months Ended October 31,
	2016	2015	Variance- Percent	2016	2015	Variance- Percent
Sales Cloud	$776.2	$688.7	13%	$2,255.7	$1,990.1	13%
Service Cloud	589.9	469.5	26%	1,705.4	1,322.4	29%
App Cloud and Other	370.7	269.1	38%	1,050.0	740.4	42%
Marketing Cloud	247.2	169.0	46%	634.5	470.1	35%
Total	$1,984.0	$1,596.3		$5,645.6	$4,523.0

Subscription and support revenues from the Analytics Cloud, Community Cloud, IoT Cloud and Commerce Cloud were not significant for the three and nine months ended October 31, 2016. Analytics Cloud revenue is included with App Cloud and Other in the table above. Community Cloud revenue is included in either Sales Cloud, Service Cloud or App Cloud and Other revenue depending on the primary service offering purchased. Commerce Cloud revenue, resulting from our Demandware acquisition in July 2016, is included in Marketing Cloud. As required under US GAAP, we recorded deferred revenue related to acquired contracts from Demandware at fair value. As a result, we did not recognize certain revenues related to these acquired contracts that Demandware would have otherwise recorded as an independent entity. Of the $247.2 million subscription and support revenue for Marketing Cloud for third quarter of fiscal year 2017, approximately 17 percent was attributed to our Demandware acquisition. To the extent Demandware contracts are renewed following the acquisition, we will recognize the revenues for the full values of the contracts over the respective contractual periods.
In situations where a customer purchases multiple cloud offerings, such as through an Enterprise License Agreement, we allocate the contract value to each core service offering based on the customer’s estimated product demand plan and the service that was provided at the inception of the contract. We do not update these allocations based on actual product usage during the term of the contract. We have allocated approximately 12 percent of our total subscription and support revenues for the three and nine months ended October 31, 2016 and 10 percent of our total subscription and support revenues for the three and nine months ended October 31, 2015, based on customers’ estimated product demand plans and these allocated amounts are included in the table above.
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
The revenue growth rates of each of our core service offerings fluctuate from quarter to quarter and over time. While we are a market leader in each core offering, we manage the total balanced product portfolio to deliver solutions to our customers.  Accordingly, the revenue result for each cloud service offering is not necessarily indicative of the results to be expected for any subsequent quarter.

Seasonal Nature of Deferred Revenue, Accounts Receivable and Operating Cash Flow
Deferred revenue primarily consists of billings to customers for our subscription service. Over 90 percent of the value of our billings to customers is for our subscription and support service. We generally invoice our customers in annual cycles. Approximately 80 percent of the value of all subscription and support related invoices, excluding Demandware related invoices, were issued with annual terms during the three months ended October 31, 2016 in comparison to 79 percent during the same period a year ago. Occasionally, we bill customers for their multi-year contract on a single invoice which results in an increase in noncurrent deferred revenue. We typically issue renewal invoices in advance of the renewal service period, and depending on timing, the initial invoice for the subscription and services contract and the subsequent renewal invoice may occur in different quarters. This may result in an increase in deferred revenue and accounts receivable. There is a disproportionate weighting towards annual billings in the fourth quarter, primarily as a result of large enterprise account buying patterns. Our fourth quarter has historically been our strongest quarter for new business and renewals. The year on year compounding effect of this seasonality in both billing patterns and overall new and renewal business causes the value of invoices that we generate in the fourth quarter for both new business and renewals to increase as a proportion of our total annual billings. Accordingly, because of this billing activity, our first quarter is our largest collections and operating cash flow quarter.
The sequential quarterly changes in accounts receivable and the related deferred revenue and operating cash flow during the first quarter of our fiscal year are not necessarily indicative of the billing activity that occurs for the following quarters as displayed below (in thousands, except unbilled deferred revenue):

	April 30, 2016	July 31, 2016	October 31, 2016
Fiscal 2017
Accounts receivable, net	$1,192,965	$1,323,114	$1,281,425
Deferred revenue, current and noncurrent	4,006,914	3,823,561	3,495,133
Operating cash flow (1)	1,051,062	250,678	154,312
Unbilled deferred revenue (2)	7.6 bn	8.0 bn	8.6 bn

	April 30, 2015	July 31, 2015	October 31, 2015	January 31, 2016
Fiscal 2016
Accounts receivable, net	$926,381	$1,067,799	$1,060,726	$2,496,165
Deferred revenue, current and noncurrent	3,056,820	3,034,991	2,846,510	4,291,553
Operating cash flow (1)	735,081	304,278	162,514	470,208
Unbilled deferred revenue	6.0 bn	6.2 bn	6.7 bn	7.1 bn

	April 30, 2014	July 31, 2014	October 31, 2014	January 31, 2015
Fiscal 2015
Accounts receivable, net	$684,155	$834,323	$794,590	$1,905,506
Deferred revenue, current and noncurrent	2,324,615	2,352,904	2,223,977	3,321,449
Operating cash flow (1)	482,128	239,078	123,732	336,506
Unbilled deferred revenue	4.8 bn	5.0 bn	5.4 bn	5.7 bn

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

(2)
Unbilled deferred revenue represents future billings under our non-cancelable subscription agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue. As of October 31, 2016 and July 31, 2016, approximately $350.0 million and $300.0 million, respectively, of the balances presented relates to Demandware, Inc.

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
During the nine months ended October 31, 2016, we recognized stock-based expense of $576.0 million. As of October 31, 2016, the aggregate stock compensation remaining to be amortized to costs and expenses was approximately $1.9 billion. We expect this stock compensation balance to be amortized as follows: $204.4 million during the remaining three months of fiscal 2017; $690.4 million during fiscal 2018; $527.4 million during fiscal 2019; $318.1 million during fiscal 2020; $78.4 million during fiscal 2021 and $36.4 million thereafter. The expected amortization reflects only outstanding stock awards as of October 31, 2016 and assumes no forfeiture activity. We expect to continue to issue stock-based awards to our employees in future periods.
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

During the nine months ended October 31, 2016, we deferred $227.0 million of commission expenditures and we amortized $270.5 million to sales expense. During the same period a year ago, we deferred $200.9 million of commission expenditures and we amortized $232.8 million to sales expense. Deferred commissions on our consolidated balance sheets totaled $405.6 million at October 31, 2016 and $449.1 million at January 31, 2016.
Capitalized Internal-Use Software Costs. We are required to follow the guidance of Accounting Standards Codification 350 (“ASC 350”), Intangibles-Goodwill and Other in accounting for the cost of computer software developed for internal-use and the accounting for web-based product development costs. ASC 350 requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage, and amortize these costs on a straight-line basis over the estimated useful life of the respective asset. We deliver our enterprise cloud computing solutions as a service via all the major Internet browsers and on leading major mobile device operating systems. As a result of this software as a service delivery model, we believe we have larger capitalized costs as compared to traditional enterprise software companies as they are required to use a different accounting standard.
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

Results of Operations
The following tables set forth selected data for each of the periods indicated (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Revenues:
Subscription and support	$1,983,981	$1,596,333	$5,645,554	$4,522,939
Professional services and other	160,794	115,634	452,442	334,879
Total revenues	2,144,775	1,711,967	6,097,996	4,857,818
Cost of revenues (1)(2):
Subscription and support	411,363	303,045	1,108,134	870,023
Professional services and other	174,159	120,638	499,948	340,846
Total cost of revenues	585,522	423,683	1,608,082	1,210,869
Gross profit	1,559,253	1,288,284	4,489,914	3,646,949
Operating expenses (1)(2):
Research and development	311,459	239,212	863,935	695,440
Marketing and sales	997,993	818,820	2,828,784	2,349,449
General and administrative	246,765	186,818	709,622	544,314
Operating lease termination resulting from purchase of 50 Fremont	0	0	0	(36,617)
Total operating expenses	1,556,217	1,244,850	4,402,341	3,552,586
Income from operations	3,036	43,434	87,573	94,363
Investment income	3,709	3,507	23,747	11,351
Interest expense	(21,946)	(18,249)	(64,665)	(53,020)
Other income (expense) (1)	1,782	(7,093)	(11,500)	(6,064)
Gain on sales of land and building improvements	0	21,792	0	21,792
Gains on sales of strategic investments	833	0	13,697	0
Income (loss) before benefit from (provision for) income taxes	(12,586)	43,391	48,852	68,422
Benefit from (provision for) income taxes (3)	(24,723)	(68,548)	182,220	(90,339)
Net income (loss)	$(37,309)	$(25,157)	$231,072	$(21,917)
(1) Amounts related to amortization of purchased intangibles from business combinations, as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Cost of revenues	$36,703	$20,296	$84,462	$60,825
Marketing and sales	28,064	18,966	66,601	57,995
Other non-operating expense	579	761	1,927	2,877
(2) Amounts related to stock-based expenses, as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Cost of revenues	$26,783	$17,516	$76,912	$49,237
Research and development	50,372	31,534	124,164	96,508
Marketing and sales	93,718	69,561	275,515	211,819
General and administrative	33,878	25,706	99,389	77,092

(3) Amounts include a $205.6 million tax benefit recorded during the nine months ended October 31, 2016 as a result of the partial release of the valuation allowance related to the Demandware, Inc. acquisition. See Note 8 “Income Taxes.”

Revenues by geography were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Americas	$1,598,344	$1,258,148	$4,506,774	$3,575,441
Europe	337,497	302,704	1,012,671	848,413
Asia Pacific	208,934	151,115	578,551	433,964
	$2,144,775	$1,711,967	$6,097,996	$4,857,818
Americas revenue attributed to the United States was approximately 96 percent and 95 percent during the three and nine months ended October 31, 2016 and 2015, respectively.
The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Revenues:
Subscription and support	93%	93%	93%	93%
Professional services and other	7	7	7	7
Total revenues	100	100	100	100
Cost of revenues (1)(2):
Subscription and support	19	18	18	18
Professional services and other	8	7	8	7
Total cost of revenues	27	25	26	25
Gross profit	73	75	74	75
Operating expenses (1)(2):
Research and development	15	14	14	14
Marketing and sales	47	48	46	49
General and administrative	11	11	12	11
Operating lease termination resulting from purchase of 50 Fremont	0	0	0	(1)
Total operating expenses	73	73	72	73
Income from operations	0	2	2	2
Investment income	0	0	0	0
Interest expense	(1)	(1)	(1)	(1)
Other income (expense) (1)	0	0	0	0
Gain on sales of land and building improvements	0	2	0	1
Gains on sales of strategic investments	0	0	0	0
Income (loss) before benefit from (provision for) income taxes	(1)	3	1	2
Benefit from (provision for) income taxes	(1)	(4)	3	(2)
Net income (loss)	(2)%	(1)%	4%	0%

(1) Amortization of purchased intangibles from business combinations as a percentage of total revenues, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Cost of revenues	2%	1%	1%	1%
Marketing and sales	1	1	1	1
Other non-operating expense	0	0	0	0

(2) Stock-based expense as a percentage of total revenues, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Cost of revenues	1%	1%	1%	1%
Research and development	2	2	2	2
Marketing and sales	4	4	5	4
General and administrative	2	1	2	2

Revenues by geography as a percentage of total revenues, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Americas	74%	73%	74%	74%
Europe	16	18	17	17
Asia Pacific	10	9	9	9
	100%	100%	100%	100%

Revenues and deferred revenue in constant currency, as follows:

Revenue constant currency growth rates (as compared to the comparable prior periods)	Three Months Ended October 31, 2016 compared to Three Months Ended October 31, 2015	Three Months Ended October 31, 2015 compared to Three Months Ended October 31, 2014
Americas	27%	27%
Europe	27%	28%
Asia Pacific	29%	25%
Total growth	27%	27%
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

	October 31, 2016 compared to October 31, 2015	January 31, 2016 compared to January 31, 2015
Deferred revenue, current and noncurrent constant currency growth rates (as compared to the comparable prior periods)
Total growth	25%	31%

To present the information above, we convert the deferred revenue balances in local currencies in previous comparable periods using the United States dollar currency exchange rate as of the most recent balance sheet date.

Three Months Ended October 31, 2016 and 2015
Revenues.

	Three Months Ended October 31,		Variance
(in thousands)	2016	2015	Dollars	Percent
Subscription and support	$1,983,981	$1,596,333	$387,648	24%
Professional services and other	160,794	115,634	45,160	39%
Total revenues	$2,144,775	$1,711,967	$432,808	25%
Total revenues were $2.1 billion for the three months ended October 31, 2016, compared to $1.7 billion during the same period a year ago, an increase of $0.4 billion, or 25 percent. Subscription and support revenues were $2.0 billion, or 93 percent of total revenues, for the three months ended October 31, 2016, compared to $1.6 billion, or 93 percent of total revenues, during the same period a year ago, an increase of $0.4 billion, or 24 percent. The increase in subscription and support revenues was primarily caused by volume-driven increases from new business, which includes new customers, upgrades and additional subscriptions from existing customers. Revenue resulting from our July 2016 acquisition of Demandware contributed $42.2 million to total revenues for the three months ended October 31, 2016. We continue to invest in a variety of customer programs and initiatives, which, along with increasing enterprise adoption, have helped keep our attrition rate consistent as compared to the prior year. Our attrition rate also played a role in the increase in subscription and support revenues. Changes in the net price per user per month have not been a significant driver of revenue growth for the periods presented. Professional services and other revenues were $160.8 million, or seven percent of total revenues, for the three months ended October 31, 2016, compared to $115.6 million, or seven percent of total revenues, for the same period a year ago, an increase of $45.2 million or 39 percent. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers. Revenues from other acquired businesses in fiscal 2017 were not material.
Revenues in Europe and Asia Pacific accounted for $546.4 million, or 26 percent of total revenues, for the three months ended October 31, 2016, compared to $453.8 million, or 27 percent of total revenues, during the same period a year ago, an increase of $92.6 million, or 20 percent. The increase in revenues outside of the Americas was the result of the increasing acceptance of our services, our focus on marketing our services internationally and additional resources. Revenues outside of the Americas increased on a total dollar basis in the three months ended October 31, 2016 despite an overall strengthening of the U.S. dollar. This resulted in a reduction in aggregate international revenues by $31.9 million compared to the same period a year ago.
Cost of Revenues.

	Three Months Ended October 31,		Variance
(in thousands)	2016	2015	Dollars
Subscription and support	$411,363	$303,045	$108,318
Professional services and other	174,159	120,638	53,521
Total cost of revenues	$585,522	$423,683	$161,839
Percent of total revenues	27%	25%
Cost of revenues was $585.5 million, or 27 percent of total revenues, for the three months ended October 31, 2016, compared to $423.7 million, or 25 percent of total revenues, during the same period a year ago, an increase of $161.8 million. The increase in absolute dollars was primarily due to an increase of $63.5 million in employee-related costs, an increase of $9.3 million in stock-based expenses, an increase of $51.2 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of $4.1 million in professional and outside services and third party expenses, an increase of amortization of purchased intangible assets of $16.4 million and an increase of $9.8 million in allocated overhead. We have increased our headcount by 36 percent since October 31, 2015 to meet the higher demand for services from our customers. We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity. We also plan to add additional employees in our professional services group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues in future periods.

The cost of professional services and other revenues was higher than the related revenue during the three months ended October 31, 2016 by $13.4 million as compared to $5.0 million during the same period a year ago. We expect the cost of professional services to continue to be more than revenue from professional services in future fiscal quarters. We believe that this investment in professional services facilitates the adoption of our service offerings.
Research and Development.

	Three Months Ended October 31,		Variance
(in thousands)	2016	2015	Dollars
Research and development	$311,459	$239,212	$72,247
Percent of total revenues	15%	14%
Research and development expenses were $311.5 million, or 15 percent of total revenues, for the three months ended October 31, 2016, compared to $239.2 million, or 14 percent of total revenues, during the same period a year ago, an increase of $72.2 million. The increase in absolute dollars was primarily due to an increase of approximately $47.7 million in employee-related costs, an increase of $18.8 million in stock-based expenses, an increase in our development and test data center costs and allocated overhead. We increased our research and development headcount by 34 percent since October 31, 2015 in order to improve and extend our service offerings and develop new technologies. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to invest in additional employees and technology to support the development of new, and improve existing, technologies and the integration of acquired technologies.
Marketing and Sales.

	Three Months Ended October 31,		Variance
(in thousands)	2016	2015	Dollars
Marketing and sales	$997,993	$818,820	$179,173
Percent of total revenues	47%	48%
Marketing and sales expenses were $998.0 million, or 47 percent of total revenues, for the three months ended October 31, 2016, compared to $818.8 million, or 48 percent of total revenues, during the same period a year ago, an increase of $179.2 million. The change was primarily due to an increase of $123.7 million in employee-related costs and amortization of deferred commissions, an increase of $24.2 million in stock-based expenses, an increase of $9.1 million related to the amortization of purchased intangible assets, an increase of $6.6 million in advertising and event expense and an increase of $8.2 million in allocated overhead. Our marketing and sales headcount increased by 24 percent since October 31, 2015. The increase in headcount was also attributable to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.
General and Administrative.

	Three Months Ended October 31,		Variance
(in thousands)	2016	2015	Dollars
General and administrative	$246,765	$186,818	$59,947
Percent of total revenues	11%	11%
General and administrative expenses were $246.8 million, or 11 percent of total revenues, for the three months ended October 31, 2016, compared to $186.8 million, or 11 percent of total revenues, during the same period a year ago, an increase of $59.9 million. The increase was primarily due to an increase of $55.4 million in employee-related costs and an increase of $8.2 million in stock-based expenses. This was offset by a decrease of $19.7 million in allocated overhead. Our general and administrative headcount increased by 22 percent since October 31, 2015, attributable to hiring additional personnel added to support our growth.

Income from operations.

	Three Months Ended October 31,		Variance
(in thousands)	2016	2015	Dollars
Income from operations	$3,036	$43,434	$(40,398)
Percent of total revenues	0%	2%
Income from operations for the three months ended October 31, 2016 was $3.0 million and included $204.8 million of stock-based expenses and $64.8 million of amortization of purchased intangibles. During the same period a year ago, income from operations was $43.4 million and included $144.3 million of stock-based expenses and $39.3 million of amortization of purchased intangibles.
Investment income.

	Three Months Ended October 31,		Variance
(in thousands)	2016	2015	Dollars
Investment income	$3,709	$3,507	$202
Investment income consists of income on our cash and marketable securities balances. Investment income was $3.7 million for the three months ended October 31, 2016 and was $3.5 million during the same period a year ago.
Interest expense.

	Three Months Ended October 31,		Variance
(in thousands)	2016	2015	Dollars
Interest expense	$(21,946)	$(18,249)	$(3,697)
Percent of total revenues	(1)%	(1)%
Interest expense consists of interest on our convertible senior notes, capital leases, financing obligation related to 350 Mission, the loan assumed on 50 Fremont and the $500.0 million term loan that was entered into in connection with our acquisition of Demandware. Interest expense was $21.9 million for the three months ended October 31, 2016 and was $18.2 million during the same period a year ago.
Other income (expense).

	Three Months Ended October 31,		Variance
(in thousands)	2016	2015	Dollars
Other income (expense)	$1,782	$(7,093)	$8,875
Other income (expense) primarily consists of non-operating transactions such as strategic investments fair market value adjustments, gains and losses from foreign exchange rate fluctuations and real estate transactions. During the three months ended October 31, 2016, we sold shares of one of our now publicly traded strategic investments for a gain of approximately $9.0 million.
Gain on sales of land and building improvements.

	Three Months Ended October 31,		Variance
(in thousands)	2016	2015	Dollars
Gain on sales of land and building improvements	$0	$21,792	$(21,792)
Percent of total revenues	0%	2%
Gain on sales of land and building improvements consists of the gain we recognized from sales of undeveloped real estate and a portion of associated perpetual parking rights in San Francisco, California. Gain on sales of land and building improvements, net of closing costs, was $21.8 million during the three months ended October 31, 2015.

Gains on sales of strategic investments.

	Three Months Ended October 31,		Variance
(in thousands)	2016	2015	Dollars
Gains on sales of strategic investments	$833	$0	$833
The gain on the sale of our strategic investments was $0.8 million for the three months ended October 31, 2016. The gain resulted from our acquisition of Quip in which we previously held an equity interest.
Benefit from (provision for) income taxes.

	Three Months Ended October 31,		Variance
(in thousands)	2016	2015	Dollars
Benefit from (provision for) income taxes	$(24,723)	$(68,548)	$43,825
Effective tax rate	(196)%	158%
We recognized a tax provision of $24.7 million on a pretax loss of $12.6 million, which resulted in a negative effective tax rate of 196 percent for the three months ended October 31, 2016. During the current quarter, we finalized the fair value assessment of the assets acquired and liabilities assumed from Demandware, including the customer relationship asset and the customer contract asset. As a result of the updated valuation, we adjusted the net deferred tax liability recognized which correspondingly impacted our valuation allowance because the net deferred tax liability provided a source of additional income to support the realizability of our preexisting deferred tax assets. These changes to the valuation of the acquired assets resulted in a quarterly discrete tax expense of $60.0 million. Excluding this discrete item, we had a tax benefit of $35.3 million for the current quarter. The tax benefit was related to our recent acquisitions which changed our quarterly earnings and the recognition of our interim tax provision, resulting in a favorable adjustment to our quarterly income tax provision. Additionally, as a result of early adopting ASU 2016-09 and our valuation allowance position, we did not record any U.S. current income tax expense.
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
We recorded a tax provision of $68.5 million with a pretax income of $43.4 million, which resulted in an effective tax rate of 158 percent for the three months ended October 31, 2015. The tax provision recorded was primarily due to income taxes in profitable jurisdictions outside the United States and the current tax expense in the United States. We had U.S. current tax expense as a result of forecasted taxable income before considering certain excess tax benefits from stock options and vesting of restricted stock.
In addition, the U.S. Tax Court ("Tax Court") issued an opinion favorable to Altera Corporation ("Altera") with respect to Altera's litigation with the Internal Revenue Service ("IRS") related to the treatment of stock-based compensation expense in an inter-company cost-sharing arrangement with Altera's foreign subsidiaries. As a result of this opinion, during the three months ended October 31, 2015, we amended our inter-company cost-sharing arrangement to exclude stock-based compensation expense beginning in fiscal 2016 and accordingly, we recognized the related tax impact through our quarterly tax provision.

Nine Months Ended October 31, 2016 and 2015
Revenues.

	Nine Months Ended October 31,		Variance
(in thousands)	2016	2015	Dollars	Percent
Subscription and support	$5,645,554	$4,522,939	$1,122,615	25%
Professional services and other	452,442	334,879	117,563	35%
Total revenues	$6,097,996	$4,857,818	$1,240,178	26%
Total revenues were $6.1 billion for the nine months ended October 31, 2016, compared to $4.9 billion during the same period a year ago, an increase of $1.2 billion, or 26 percent. Subscription and support revenues were $5.6 billion, or 93 percent of total revenues, for the nine months ended October 31, 2016, compared to $4.5 billion, or 93 percent of total revenues, during the same period a year ago, an increase of $1.1 billion, or 25 percent. The increase in subscription and support revenues was primarily caused by volume-driven increases from new business, which includes new customers, upgrades and additional subscriptions from existing customers. Further, subscription revenues benefited due to an additional day in the nine months ended October 31, 2016 compared to the nine months ended October 31, 2015. Our acquisition of Demandware in July 2016 also contributed $57.9 million. We continue to invest in a variety of customer programs and initiatives, which, along with increasing enterprise adoption, have helped keep our attrition rate consistent as compared to the prior year. Our attrition rate also played a role in the increase in subscription and support revenues. Changes in the net price per user per month have not been a significant driver of revenue growth for the periods presented. Professional services and other revenues were $452.4 million, or seven percent of total revenues, for the nine months ended October 31, 2016, compared to $334.9 million, or seven percent of total revenues, for the same period a year ago, an increase of $117.6 million, or 35 percent. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers. Revenues from other acquired businesses in fiscal 2017 were not material.
Revenues in Europe and Asia Pacific accounted for $1.6 billion, or 26 percent of total revenues, for the nine months ended October 31, 2016, compared to $1.3 billion, or 26 percent of total revenues, during the same period a year ago, an increase of $308.8 million, or 24 percent. The increase in revenues outside of the Americas was the result of the increasing acceptance of our services, our focus on marketing our services internationally and additional resources. Revenues outside of the Americas increased on a total dollar basis in the nine months ended October 31, 2016 despite an overall strengthening of the U.S. dollar. This resulted in a reduction in aggregate international revenues by $74.3 million compared to the same period a year ago.
Cost of Revenues.

	Nine Months Ended October 31,		Variance
(in thousands)	2016	2015	Dollars
Subscription and support	$1,108,134	$870,023	$238,111
Professional services and other	499,948	340,846	159,102
Total cost of revenues	$1,608,082	$1,210,869	$397,213
Percent of total revenues	26%	25%
Cost of revenues was $1.6 billion, or 26 percent of total revenues, for the nine months ended October 31, 2016, compared to $1.2 billion, or 25 percent of total revenues, during the same period a year ago, an increase of $397.2 million. The increase in absolute dollars was primarily due to an increase of $177.7 million in employee-related costs, an increase of $27.7 million in stock-based expenses, an increase of $109.6 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of $18.3 million in professional and outside services and third party expenses, an increase of amortization of purchased intangible assets of $23.6 million and an increase of $21.5 million in allocated overhead. We have increased our headcount by 36 percent since October 31, 2015 to meet the higher demand for services from our customers, of which a component is due to the acquisition of Demandware on July 11, 2016. We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity. We also plan to add additional employees in our professional services group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues in future periods.

The cost of professional services and other revenues was higher than the related revenue during the nine months ended October 31, 2016 by $47.5 million as compared to $6.0 million during the same period a year ago. We expect the cost of professional services to continue to be more than revenue from professional services in future fiscal quarters. We believe that this investment in professional services facilitates the adoption of our service offerings.
Research and Development.

	Nine Months Ended October 31,		Variance
(in thousands)	2016	2015	Dollars
Research and development	$863,935	$695,440	$168,495
Percent of total revenues	14%	14%
Research and development expenses were $863.9 million, or 14 percent of total revenues, for the nine months ended October 31, 2016, compared to $695.4 million, or 14 percent of total revenues, during the same period a year ago, an increase of $168.5 million. The increase in absolute dollars was primarily due to an increase of approximately $122.0 million in employee-related costs, an increase of $27.7 million in stock-based expenses, an increase in our development and test data center costs and allocated overhead. We increased our research and development headcount by 34 percent since October 31, 2015 in order to improve and extend our service offerings and develop new technologies, a component of which is due to the acquisition of Demandware on July 11, 2016. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to invest in additional employees and technology to support the development of new, and improve existing, technologies and the integration of acquired technologies.
Marketing and Sales.

	Nine Months Ended October 31,		Variance
(in thousands)	2016	2015	Dollars
Marketing and sales	$2,828,784	$2,349,449	$479,335
Percent of total revenues	46%	49%
Marketing and sales expenses were $2.8 billion, or 46 percent of total revenues, for the nine months ended October 31, 2016, compared to $2.3 billion, or 49 percent of total revenues, during the same period a year ago, an increase of $479.3 million. The change was primarily due to an increase of $356.4 million in employee-related costs and amortization of deferred commissions, an increase of $63.7 million in stock-based expenses, an increase of $23.7 million in advertising expenses and allocated overhead. Our marketing and sales headcount increased by 24 percent since October 31, 2015. The increase in headcount was primarily attributable to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base; a component was also due to the acquisition of Demandware on July 11, 2016.
General and Administrative.

	Nine Months Ended October 31,		Variance
(in thousands)	2016	2015	Dollars
General and administrative	$709,622	$544,314	$165,308
Percent of total revenues	12%	11%
General and administrative expenses were $709.6 million, or 12 percent of total revenues, for the nine months ended October 31, 2016, compared to $544.3 million, or 11 percent of total revenues, during the same period a year ago, an increase of $165.3 million. The increase was primarily due to an increase of $124.3 million in employee-related costs and an increase of $22.3 million in stock-based expenses. Additionally we incurred $15.5 million in acquisition costs associated with our acquisition of Demandware on July 11, 2016. Our general and administrative headcount increased by 22 percent since October 31, 2015, a component of which is due to the acquisition of Demandware on July 11, 2016, with additional personnel added to support our growth.

Operating lease termination resulting from purchase of 50 Fremont.

	Nine Months Ended October 31,		Variance
(in thousands)	2016	2015	Dollars
Operating lease termination resulting from purchase of 50 Fremont	$0	$(36,617)	$36,617
Percent of total revenues	0%	(1)%

Operating lease termination resulting from purchase of 50 Fremont for the nine months ended October 31, 2015 was $36.6 million. In connection with the February 2015 purchase, we recognized a net non-cash gain totaling approximately $36.6 million on the termination of our office lease signed in January 2012.
Income from operations.

	Nine Months Ended October 31,		Variance
(in thousands)	2016	2015	Dollars
Income from operations	$87,573	$94,363	$(6,790)
Percent of total revenues	2%	2%
Income from operations for the nine months ended October 31, 2016 was $87.6 million and included $576.0 million of stock-based expenses, $15.5 million of transaction costs associated with our acquisition of Demandware and $151.1 million of amortization of purchased intangibles. During the same period a year ago, income from operations was $94.4 million and included a gain of $36.6 million related to the purchase of 50 Fremont, $434.7 million of stock-based expenses and $118.8 million of amortization of purchased intangibles.
Investment income.

	Nine Months Ended October 31,		Variance
(in thousands)	2016	2015	Dollars
Investment income	$23,747	$11,351	$12,396
Investment income consists of income on our cash and marketable securities balances. Investment income was $23.7 million for the nine months ended October 31, 2016 and was $11.4 million during the same period a year ago. The increase was due to both realized gains resulting from the sales of marketable securities as well as higher interest income across our portfolio.
Interest expense.

	Nine Months Ended October 31,		Variance
(in thousands)	2016	2015	Dollars
Interest expense	$(64,665)	$(53,020)	$(11,645)
Percent of total revenues	(1)%	(1)%
Interest expense consists of interest on our convertible senior notes, capital leases, term loan, financing obligation related to 350 Mission, the loan assumed on 50 Fremont and the $500.0 million term loan that was entered into in connection with our acquisition of Demandware. Interest expense was $64.7 million for the nine months ended October 31, 2016 and was $53.0 million during the same period a year ago.
Other expense.

	Nine Months Ended October 31,		Variance
(in thousands)	2016	2015	Dollars
Other expense	$(11,500)	$(6,064)	$(5,436)

Other expense primarily consists of non-operating costs such as strategic investments fair market value adjustments, gains and losses from foreign exchange rate fluctuations and real estate transactions.
Gain on sales of strategic investments.

	Nine Months Ended October 31,		Variance
(in thousands)	2016	2015	Dollars
Gains on sales of strategic investments	$13,697	$0	$13,697
Gains on sales of strategic investments were $13.7 million for the nine months ended October 31, 2016. Gains on sales of strategic investments primarily consist of gains on sales of strategic investments resulting from mergers and acquisitions that we initiated in which we previously held an equity interest.
Benefit from (provision for) income taxes.

	Nine Months Ended October 31,		Variance
(in thousands)	2016	2015	Dollars
Benefit from (provision for) income taxes	$182,220	$(90,339)	$272,559
Effective tax rate	(373)%	132%
We recognized a tax benefit of $182.2 million on a pretax income of $48.9 million, which resulted in a negative effective tax rate of 373 percent for the nine months ended October 31, 2016. The most significant component of this tax amount was the discrete tax benefit of $205.6 million from a partial release of the valuation allowance in connection with the acquisition of Demandware. The net deferred tax liability from the acquisition of Demandware provided a source of additional income to support the realizability of our preexisting deferred tax assets and as a result, we released a portion of our tax valuation allowance. The tax benefit associated with the release of the valuation allowance was partially offset by income taxes in profitable jurisdictions outside of the United States. Additionally, as a result of early adopting ASU 2016-09 and our valuation allowance position, we did not record any U.S. current income tax expense.
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
We recorded a tax provision of $90.3 million with a pretax income of $68.4 million, which resulted in an effective tax rate of 132 percent for the nine months ended October 31, 2015. We had a tax provision primarily due to income taxes in profitable jurisdictions outside the United States and the current tax expense in the United States. We had U.S. current tax expense as a result of forecasted taxable income before considering certain excess tax benefits from stock options and vesting of restricted stock.
In addition, the Tax Court issued an opinion favorable to Altera with respect to Altera's litigation with the IRS related to the treatment of stock-based compensation expense in an inter-company cost-sharing arrangement with Altera's foreign subsidiaries. As a result of this opinion, during the nine months ended October 31, 2015, we amended our inter-company cost-sharing arrangement to exclude stock-based compensation expense beginning in fiscal 2016 and accordingly, we recognized the related tax impact through our year-to-date tax provision.
Liquidity and Capital Resources
At October 31, 2016, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1.8 billion and accounts receivable of $1.3 billion.
Net cash provided by operating activities was $1.5 billion during the nine months ended October 31, 2016 and $1.2 billion during the same period a year ago. Cash provided by operating activities has historically been affected by the amount of net income adjusted for non-cash expense items such as depreciation and amortization; amortization of purchased intangibles from business combinations; amortization of debt discount; discrete items such as the non-cash gain from the termination of the 50 Fremont lease; the expense associated with stock-based awards; gains on sales of strategic investments; the timing of employee related costs including commissions and bonus payments; the timing of payments against accounts payable, accrued expenses and other current liabilities; the timing of collections from our customers, which is our largest source of operating cash flows; the timing of business combination activity and the related integration and transaction costs; and changes in working capital accounts. Net cash provided by operating activities was also impacted by payments made during the nine months ended October 31, 2016 for the transaction fees related to the acquisition of Demandware.
Our working capital accounts consist of accounts receivable, deferred commissions, prepaid assets and other current assets. Claims against working capital include accounts payable, accrued expenses, deferred revenue, and other current liabilities and payments related to our debt obligations. Our working capital may be impacted by factors in future periods such as billings to customers for subscriptions and support services and the subsequent collection of those billings, certain amounts and timing of which are seasonal. Our working capital in some quarters, like the three months ended October 31, 2016, may be impacted by adverse foreign currency exchange rate movements. Our billings are also influenced by new business linearity within the quarters and across quarters.
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
Net cash used in investing activities was $2.2 billion during the nine months ended October 31, 2016 and $882.6 million during the same period a year ago. The net cash used in investing activities during the nine months ended October 31, 2016 primarily related to the acquisition of Demandware in July 2016, purchases of marketable securities of approximately $986.9 million and strategic and capital investments, which were offset by the cash inflows for the period from the sales of marketable securities of $1.9 billion.
Net cash provided by financing activities was $737.7 million during the nine months ended October 31, 2016 as compared to net cash used in financing activities of $1.0 million during the same period a year ago. Net cash provided by financing activities during the nine months ended October 31, 2016 consisted primarily of $495.6 million of proceeds from the Term Loan, net of loan fees, $315.9 million from proceeds from equity plans and the reclassification of excess tax benefits from employee stock plans to cash flows from operating activities due to the early adoption of ASU 2016-09 offset by $73.8 million of principal payments on capital leases.

In March 2013, we issued at par value $1.15 billion of 0.25% convertible senior notes (the “Notes”), due April 1, 2018, unless earlier purchased by us or converted. The Notes will be convertible if during any 20 trading days during the 30 consecutive trading days of any fiscal quarter, our common stock trades at a price exceeding 130% of the conversion price of $66.44 per share applicable to the Notes. The Notes are classified as a noncurrent liability on our consolidated balance sheet as of October 31, 2016. Our common stock did not trade at a price exceeding 130% of the conversion price of $66.44 per share applicable to the Notes during the fiscal quarter ended October 31, 2016. Accordingly, the Notes were not convertible at the holders’ option.
In July 2016, we entered into a credit agreement (the “Revolving Loan Credit Agreement”), which provides for a $1.0 billion unsecured revolving credit facility (the “Credit Facility”) that matures in July 2021. We may use any future borrowings under the Credit Facility for refinancing other indebtedness, working capital, capital expenditures and other general corporate purposes, including permitted acquisitions. We may borrow amounts under the Credit Facility at any time during the term of the Revolving Loan Credit Agreement. As of October 31, 2016, we had no outstanding borrowings under the Credit Facility. In November 2016, we borrowed $750.0 million under the Credit Facility, in part to fund the acquisition of Krux Digital, Inc. See Note 13 “Subsequent Events.”
The Revolving Loan Credit Agreement contains certain customary affirmative and negative covenants, including a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, a limit on our ability to incur additional indebtedness, dispose of assets, make certain acquisition transactions, pay dividends or distributions, and certain other restrictions on our activities each defined specifically in the Revolving Loan Credit Agreement. We were in compliance with the Revolving Loan Credit Agreement’s covenants as of October 31, 2016.
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

In July 2016, in order to partially finance the acquisition of Demandware, we entered into a $500.0 million term loan (the “Term Loan”) which matures in July 2019 and bears interest at our option, at either a base rate plus a spread of 0.00% to 0.75% or an adjusted LIBOR rate plus a spread of 1.00% to 1.75%. The weighted average interest rate on the Term Loan was 1.8% as of October 31, 2016.
Our cash, cash equivalents and marketable securities are comprised primarily of corporate notes and other obligations, U.S. treasury securities, government obligations, collateralized mortgage obligations, mortgage backed securities, time deposits, money market mutual funds and municipal securities.
As of October 31, 2016, we have a total of $84.0 million in letters of credit outstanding in favor of certain landlords for office space. To date, no amounts have been drawn against the letters of credit, which renew annually and expire at various dates through December 2030.
We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.
Our principal commitments consist of obligations under leases for office space, co-location data center facilities and our development and test data center, as well as leases for computer equipment, software, furniture and fixtures. At October 31, 2016, the future non-cancelable minimum payments under these commitments were as follows (in thousands):

	Capital Leases	Operating Leases	Financing Obligation - Leased Facility
Fiscal Period:
Remaining three months of fiscal 2017	$26,431	$109,755	$5,322
Fiscal 2018	122,649	429,673	21,437
Fiscal 2019	115,791	382,264	21,881
Fiscal 2020	201,576	303,873	22,325
Fiscal 2021	35	264,798	22,770
Thereafter	0	1,445,905	233,927
Total minimum lease payments	466,482	$2,936,268	$327,662
Less: amount representing interest	(41,368)
Present value of capital lease obligations	$425,114

The majority of our operating lease agreements provide us with the option to renew. Our future operating lease obligations would change if we exercised these options and if we entered into additional operating lease agreements as we expand our operations.
The financing obligation above represents the total obligation for our lease of approximately 445,000 rentable square feet of office space in San Francisco, California. As of October 31, 2016, $220.8 million of the total obligation noted above was recorded to Financing obligation - leased facility, of which the current portion is included in “Accounts payable, accrued expenses and other liabilities” and the non-current portion is included in “Other noncurrent liabilities” on the consolidated balance sheets.

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
In the future, we may enter into arrangements to acquire or invest in complementary businesses or joint ventures, services and technologies, and intellectual property rights. To facilitate these acquisitions or investments, we may seek additional equity or debt financing, which may not be available on terms favorable to us or at all, which may affect our ability to complete subsequent acquisitions or investments, and which may affect the risks of owning our common stock.
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

•
Gains and Losses on Strategic Investments. The Company views gains and losses on sales of its strategic investments resulting from acquisitions initiated by the Company in which an equity interest was previously held as discrete events and not indicative of operational performance during any particular period. However, there may be other gains and losses from companies in which the Company previously held an equity interest resulting from acquisitions by a third party during a particular period. These specific gains and losses would not be excluded from the Company's GAAP results to arrive at non-GAAP net income.

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

•
Income Tax Effects and Adjustments. The Company utilizes a fixed long-term projected non-GAAP tax rate in order to provide better consistency across the interim reporting periods by eliminating the effects of non-recurring and period-specific items such as changes in the tax valuation allowance and tax effects of acquisitions-related costs, since each of these can vary in size and frequency. When projecting this long-term rate, the Company evaluated a three-year financial projection that excludes the direct impact of the following non-cash items: stock-based expenses, amortization of purchased intangibles, amortization of acquired leases, amortization of debt discount, gains/losses on conversions of debt, gains on sales of strategic investments and land and building improvements and termination of office leases. The projected rate also assumes no new acquisitions in the three-year period, and considers other factors including the Company’s tax structure, its tax positions in various jurisdictions and key legislation in major jurisdictions where the company operates. This long-term rate could be subject to change for a variety of reasons, such as significant changes in the geographic earnings mix including acquisition activity, or fundamental tax law changes in major jurisdictions where the company operates. The Company re-evaluates this long-term rate on an annual basis or if any significant events that may materially affect this long-term rate occur. The non-GAAP tax rate for fiscal 2017 is 35.0 percent. At the start of fiscal 2016, the Company used a tax rate of 36.5 percent, which was revised to 35.5 percent during the quarter ended October 31, 2015 to account for the related tax impact from the Tax Court decision in Altera Corporation's litigation with the Internal Revenue Service.

Additionally, as significant, unusual or discrete events occur, or as other events occur that are not related to the Company’s core, ongoing operating results, we may exclude the financial results of these events from non-GAAP net income in the period in which such events occur. For example, the financial effects of significant facilities-related transactions may in the future be excluded from non-GAAP net income in the period in which such events may occur, if they are not viewed by management as reflective of our core, ongoing operating results.
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
Non-GAAP free cash flow
We define the non-GAAP measure free cash flow as GAAP net cash provided by operating activities, less capital expenditures. For this purpose, capital expenditures does not include our strategic investments, nor does it include any costs or activities related to our purchase of 50 Fremont land and building, and construction costs related to building - leased facilities.
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
Our reconciliation of the non-GAAP financial measures to the most comparable GAAP measures for the three and nine months ended October 31, 2016 and 2015 are as follows (in thousands, except for share numbers):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Non-GAAP gross profit
GAAP gross profit	$1,559,253	$1,288,284	$4,489,914	$3,646,949
Plus:
Amortization of purchased intangibles	36,703	20,296	84,462	60,825
Stock-based expense	26,783	17,516	76,912	49,237
Non-GAAP gross profit	$1,622,739	$1,326,096	$4,651,288	$3,757,011

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Non-GAAP income from operations
GAAP income from operations	$3,036	$43,434	$87,573	$94,363
Plus:
Amortization of purchased intangibles	64,767	39,262	151,063	118,820
Stock-based expense	204,751	144,317	575,980	434,656
Less:
Operating lease termination resulting from purchase of 50 Fremont	0	0	0	(36,617)
Non-GAAP income from operations	$272,554	$227,013	$814,616	$611,222

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Non-GAAP net income
GAAP net income (loss)	$(37,309)	$(25,157)	$231,072	$(21,917)
Plus:
Amortization of purchased intangibles	64,767	39,262	151,063	118,820
Amortization of acquired lease intangible	579	761	1,927	2,877
Stock-based expense	204,751	144,317	575,980	434,656
Amortization of debt discount, net	6,304	6,148	18,794	18,317
Less:
Operating lease termination resulting from purchase of 50 Fremont	0	0	0	(36,617)
Gain on sales of land and building improvements	0	(21,792)	0	(21,792)
Gains on sales of strategic investments	(833)	0	(13,697)	0
Income tax effects and adjustments	(67,320)	(3,016)	(456,241)	(117,223)
Non-GAAP net income	$170,939	$140,523	$508,898	$377,121

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Non-GAAP diluted earnings per share
GAAP diluted net income per share	$(0.05)	$(0.04)	$0.33	$(0.03)
Plus:
Amortization of purchased intangibles	0.09	0.06	0.22	0.18
Amortization of acquired lease intangible	0.00	0.00	0.00	0.00
Stock-based expenses	0.29	0.21	0.83	0.65
Amortization of debt discount, net	0.01	0.01	0.03	0.03
Less:
Operating lease termination resulting from purchase of 50 Fremont	0.00	0.00	0.00	(0.05)
Gain on sales of land and building improvements	0.00	(0.03)	0.00	(0.03)
Gains on sales of strategic investments	0.00	0.00	(0.02)	0.00
Income tax effects and adjustments	(0.10)	0.00	(0.66)	(0.19)
Non-GAAP diluted earnings per share	$0.24	$0.21	$0.73	$0.56
Shares used in computing Non-GAAP diluted net income per share	704,704	677,730	696,257	672,336
Non-GAAP income from operations for the quarter ended October 31, 2016 was $272.6 million and $227.0 million for the same period a year ago, an increase of $45.5 million or 20 percent. During the first nine months of fiscal 2017 we remained focused on improving non-GAAP operating profit and expect to remain similarly focused for the remaining three months of fiscal 2017.

	Three Months Ended October 31,		Nine Months Ended October 31,
Free cash flow analysis	2016	2015	2016	2015
Operating cash flow
GAAP net cash provided by operating activities	$154,312	$162,514	$1,456,052	$1,201,873
Less:
Capital expenditures	(140,653)	(80,041)	(319,984)	(216,011)
Free cash flow	$13,659	$82,473	$1,136,068	$985,862

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
We primarily conduct our business in the following locations: the United States, Europe, Canada, Asia Pacific and Japan. The expanding global scope of our business exposes us to risk of fluctuations in foreign currency markets. This exposure is the result of selling in multiple currencies, growth in our international investments, including data center expansion, additional headcount in foreign countries, and operating in countries where the functional currency is the local currency. Specifically, our results of operations and cash flows are subject to fluctuations in the following currencies: the Euro, British Pound Sterling, Canadian Dollar, Australian Dollar and Japanese Yen against the United States Dollar (“USD”). These exposures may change over time as business practices evolve and economic conditions change. Changes in foreign currency exchange rates could have an adverse impact on our financial results and cash flows. For example, revenue for the third quarter of fiscal 2017 was $2.1 billion, an increase of 25 percent since the same period a year ago, and 27 percent in constant currency. Deferred revenue on the balance sheet as of October 31, 2016 was $3.5 billion, an increase of 23 percent year over year, and 25 percent in constant currency.
Our European revenue, operating expenses and significant balance sheet accounts denominated in currencies other than the USD primarily flow through our United Kingdom subsidiary, which has a functional currency of the British Pound. This results in a two-step currency exchange process wherein the currencies in Europe other than the British Pound are first converted into the British Pound and then British Pounds are translated into USD for our Consolidated Financial Statements. As an example, costs incurred in France are translated from the Euro to the British Pound and then into the USD. Our Statement of Operations and balance sheet accounts are also impacted by the re-measurement of non-functional currency transactions such as USD denominated intercompany loans, cash accounts held by our overseas subsidiaries, accounts receivable denominated in foreign currencies, deferred revenue and accounts payable denominated in foreign currencies.
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
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $1.8 billion at October 31, 2016. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least BBB or better. The cash, cash equivalents and short-term marketable securities are held for general corporate purposes including possible acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase or decrease in interest rates of 100-basis points at October 31, 2016 could result in a $12.9 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.
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
The Notes have a fixed annual interest rate of 0.25%, and therefore we do not have economic interest rate exposure on the Notes. However, the value of the Notes are exposed to interest rate risk. Generally, the fair values of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our 0.25% Notes is affected by our stock price. The principal balance of our Notes was $1.15 billion as of October 31, 2016. The total estimated fair value of our Notes at October 31, 2016 was $1.4 billion. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the third quarter of fiscal 2017, which was $123.01.
In July 2016, we amended our credit agreement (the “Revolving Loan Credit Agreement”) to provide for a $1.0 billion unsecured revolving credit facility (the “Credit Facility”) that matures in July 2021.
The Borrowings under the Credit Facility bear interest, at the our option, at a base rate plus a spread of 0.00% to 0.75% or an adjusted LIBOR rate plus a spread of 1.00% to 1.75%, in each case with such spread being determined based on our consolidated leverage ratio for the preceding four fiscal quarter period. Regardless of what amounts, if any, are outstanding under the revolving credit facility, we are also obligated to pay an ongoing commitment fee at a rate of 0.125% to 0.25%, with such rate being based on the our consolidated leverage ratio for the preceding four fiscal quarter period, payable in arrears quarterly. As of October 31, 2016 there was no outstanding borrowing amount under the Credit Agreement.
In February 2015, we assumed a $200.0 million loan with the acquisition of 50 Fremont (the “Loan”). The Loan bears an interest rate of 3.75% per annum and is due in June 2023. The Loan requires interest only payments with the remaining principal due at maturity. The Loan can be prepaid at any time subject to a yield maintenance fee. The agreement governing the Loan contains certain customary affirmative and negative covenants that we were in compliance with as of October 31, 2016.

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

By entering into the Term Loan, we have assumed risks associated with variable interest rates based upon a variable base rate or LIBOR. The weighted average interest rate on the Term Loan was 1.8% as of October 31, 2016. Changes in the overall level of interest rates affect the interest expense that we recognize in our statements of operations.
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
Our portfolio consists of investments in over 170 privately held companies, primarily comprised of independent software vendors and system integrators. We invest in early-to-late stage enterprise cloud companies for strategic reasons and to support key business initiatives to grow our ecosystem of partners and accelerate the adoption of cloud technologies. We invest in both domestic and international companies and currently hold investments in all of our regions: the Americas, Europe, and Asia Pacific. Our investments in these companies range from $0.2 million to over $70.0 million, with 13 investments individually equal to or in excess of approximately $10 million. As of October 31, 2016 and January 31, 2016 the carrying value of our investments in privately held companies was $513.5 million and $504.5 million, respectively. The estimated fair value of our investments in privately held companies was $752.1 million and $714.1 million as of October 31, 2016 and January 31, 2016, respectively. The financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation to the cost of our initial investment. If we determine that any of our investments in such companies have experienced a decline in fair value, we may be required to record an impairment that is other than temporary, which could be material. We have in the past written off the full value of specific investments. Similar situations could occur in the future and negatively impact our financial results. All of our investments are subject to a risk of partial or total loss of investment capital.

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
Our services involve the storage and transmission of our customers’ and our customers' customers' proprietary and other sensitive data, including financial information and other personally identifiable information. Security breaches could expose us to a risk of loss of this information, litigation and possible liability. While we have security measures in place, they may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise and result in someone obtaining unauthorized access to our IT data, our customers’ data or our data, including our intellectual property and other confidential business information. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data, our data or our IT systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our customers may authorize third-

party technology providers to access their customer data, and some of our customers may not have adequate security measures in place to protect their data that is stored on our services. Because we do not control our customers or third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the integrity or security of such transmissions or processing. Malicious third parties may also conduct attacks designed to temporarily deny customers access to our services. Any security breach could result in a loss of confidence in the security of our services, damage our reputation, negatively impact our future sales, disrupt our business and lead to legal liability.
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

If we do not accurately plan for our infrastructure capacity requirements and we experience significant strains on our data center capacity, our customers could experience performance degradation or service outages that may subject us to financial liabilities, result in customer losses and harm our business. When we add data centers and add capacity, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our services, which may damage our business.
Our ability to deliver our services is dependent on the development and maintenance of the infrastructure of the Internet by third parties.
The Internet’s infrastructure is comprised of many different networks and services that are highly fragmented and distributed by design. This infrastructure is run by a series of independent third party organizations that work together to provide the infrastructure and supporting services of the Internet under the governance of the Internet Corporation for Assigned Numbers and Names (ICANN) and the Internet Assigned Numbers Authority (IANA), now under the stewardship of ICANN.

The Internet has experienced a variety of outages and other delays as a result of damages to portions of its infrastructure, denial-of-service attacks or related cyber incidents, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage or result in fragmentation of the Internet, resulting in multiple separate Internets. These scenarios are not under our control and could reduce the availability of the Internet to us or our customers for delivery of our

Internet-based services. Any resulting interruptions in our services or the ability of our customers to access our services could result in a loss of potential or existing customers and harm our business.
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
The market for enterprise applications and platform services is highly competitive, rapidly evolving and fragmented, and subject to changing technology, shifting customer needs and frequent introductions of new products and services. We compete primarily with generalized platforms and vendors of packaged business software, as well as companies offering enterprise apps, including CRM, collaboration and business intelligence software. We also compete with internally developed apps and face competition from enterprise software vendors and online service providers who may develop toolsets and products that allow customers to build new applications that run on the customers’ current infrastructure or as hosted services. Our current competitors include:

•	on premise offerings from enterprise software application vendors;

•	cloud computing application service providers, either individually or in alliance with each other;

•	software companies that provide their product or service free of charge, and only charge a premium for advanced features and functionality;

•	social media companies;

•	traditional platform development environment companies;

•	cloud computing development platform companies;

•	internally developed applications (by our potential customers' IT departments); and

•	IoT platforms from large companies that have existing relationships with hardware and software companies.
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
As part of our business strategy, we periodically make investments in, or acquisitions of, complementary businesses, joint ventures, services and technologies and intellectual property rights, and we expect that we will continue to make such investments and acquisitions in the future. Acquisitions and investments involve numerous risks, including:
•potential failure to achieve the expected benefits of the combination or acquisition;
•difficulties in, and the cost of, integrating operations, technologies, services, platforms and personnel;
•diversion of financial and managerial resources from existing operations;

•	the potential entry into new markets in which we have little or no experience or where competitors may have stronger market positions;

•	potential write-offs of acquired assets or investments, and potential financial and credit risks associated with acquired customers;

•	potential loss of key employees of the acquired company;

•	inability to generate sufficient revenue to offset acquisition or investment costs;

•	inability to maintain relationships with customers and partners of the acquired business;

•	difficulty of transitioning the acquired technology onto our existing platforms and customer acceptance of multiple platforms on a temporary or permanent basis;

•	increasing or maintaining the security standards for acquired technology consistent with our other services;

•	potential unknown liabilities associated with the acquired businesses;

•	unanticipated expenses related to acquired technology and its integration into our existing technology;

•
negative impact to our results of operations because of the depreciation and amortization of amounts related to acquired intangible assets, fixed assets and deferred compensation; additional stock based compensation; and the loss of acquired deferred revenue and unbilled deferred revenue;

•	delays in customer purchases due to uncertainty related to any acquisition;

•	the need to implement controls, procedures and policies at the acquired company;

•	challenges caused by integrating operations over distance, and across different languages and cultures;

•	currency and regulatory risks associated with foreign countries and potential additional cybersecurity and compliance risks resulting from entry into new markets; and

•	the tax effects of any such acquisitions.
Any of these risks could harm our business. In addition, to facilitate these acquisitions or investments, we may seek additional equity or debt financing, which may not be available on terms favorable to us or at all, which may affect our ability to complete subsequent acquisitions or investments, and which may affect the risks of owning our common stock. For example, if we finance acquisitions by issuing equity or convertible or other debt securities or loans, our existing stockholders may be diluted, or we could face constraints related to the terms of and repayment obligation related to the incurrence of indebtedness that could affect the market price of our common stock.
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

•	the seasonality of our customers’ businesses, especially Commerce Cloud customers, including retailers and branded manufacturers;

•	changes in foreign currency exchange rates such as with respect to the British Pound;

•	variations in the revenue mix of our services and growth rates of our cloud subscription and support offerings;

•	the number of new employees;

•	changes in our pricing policies and terms of contracts, whether initiated by us or as a result of competition;

•	the cost, timing and management effort for the introduction of new features to our services;

•	the costs associated with acquiring new businesses and technologies and the follow-on costs of integration and consolidating the results of acquired businesses;

•	the rate of expansion and productivity of our sales force;

•	the length of the sales cycle for our services;

•	new product and service introductions by our competitors;

•	our success in selling our services to large enterprises;

•	evolving regulations of cloud computing and cross-border data transfer restrictions and similar regulations;

•	technical difficulties or interruptions in our services;

•	expenses related to our real estate, our office leases and our data center capacity and expansion;

•	changes in interest rates and our mix of investments, which would impact the return on our investments in cash and marketable securities;

•	conditions, particularly sudden changes, in the financial markets, which have impacted and may continue to impact the value of and liquidity of our investment portfolio;

•	income tax effects;

•	our ability to realize benefits from strategic partnerships, acquisition or investments;

•	other than temporary impairments in the value of our strategic investments in early-to-late stage privately held companies, which could be material in a particular quarter;

•	expenses related to significant, unusual or discrete events, which are recorded in the period in which the events occur;

•
general economic conditions, which may adversely affect either our customers’ ability or willingness to purchase additional subscriptions or upgrade their services, or delay a prospective customer's purchasing decision, reduce the value of new subscription contracts, or affect attrition rates;

•	timing of additional investments in our enterprise cloud computing application and platform services and in our consulting services;

•	regulatory compliance costs;

•	changes in payment terms and the timing of customer payments and payment defaults by customers;

•	extraordinary expenses such as litigation or other dispute-related settlement payments;

•	the impact of new accounting pronouncements, for example, the adoption of ASU 2016-09, which involves employee share-based payment accounting, and the volatility of the effective tax rate;

•	equity issuances, including as consideration in acquisitions or due to the conversion of our outstanding convertible notes at the election of the note holders;

•	the timing of stock awards to employees and the related adverse financial statement impact of having to expense those stock awards on a straight-line basis over their vesting schedules;

•	the timing of commission, bonus, and other compensation payments to employees; and

•	the timing of payroll and other withholding tax expenses, which are triggered by the payment of bonuses and when employees exercise their vested stock awards.
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
We sell our services throughout the world and are subject to risks and challenges associated with international business. Historically, sales in Europe and Asia Pacific together have represented approximately 30 percent of our total revenues, and we intend to continue to expand our international sales efforts. The risks and challenges associated with sales to customers outside the United States, as well as international operations generally, include:

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
Any of these factors could negatively impact our business and results of operations. The above factors may also negatively impact our ability to successfully expand into emerging market countries, where we have little or no operating experience, where it can be costly and challenging to establish and maintain operations, including hiring and managing required personnel, and difficult to promote our brand, and where we may not benefit from any first-to-market advantage or otherwise succeed.
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
We have a high level of debt, including the 0.25% convertible senior notes we issued in March 2013 (the “0.25% Senior Notes”) due April 1, 2018, the loan we assumed when we purchased 50 Fremont, and capital lease arrangements. Additionally, we have significant contractual commitments in operating lease arrangements, which are not reflected on our consolidated balance sheets. In addition, we have a financing obligation for a leased facility of which we are deemed the owner for accounting purposes. In July 2016, we amended and restated our revolving credit facility under which we can draw down up to $1.0 billion. As of October 31, 2016, there were no outstanding borrowings under this credit facility. Also in July 2016, we entered into the $500.0 million term loan to finance our acquisition of Demandware. Our maintenance of this indebtedness and any additional issuance of indebtedness could:

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
There can be no assurance that we will have sufficient financial resources, or will be able to arrange financing, to pay the fundamental change purchase price if holders submit their notes for purchase by us upon the occurrence of a fundamental change or to pay the amount of cash due if holders surrender their notes for conversion. In addition, agreements governing any future debt may restrict our ability to make each of the required cash payments even if we have sufficient funds to make them. Furthermore, our ability to purchase the notes or to pay cash upon the conversion of the notes may be limited by law or regulatory authority. If we fail to purchase the notes, to pay interest due on the notes, or to pay the amount of cash due upon conversion, we will be in default under the indenture, which in turn may result in the acceleration of other indebtedness we may then have. If the repayment of the other indebtedness were to be accelerated, we may not have sufficient funds to repay that indebtedness and to purchase the notes or to pay the amount of cash due upon conversion. Our inability to pay for the notes that are tendered for purchase or upon conversion could result in note holders receiving substantially less than the principal amount of the notes, which could harm our reputation, financing opportunities and our business.
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
In addition, the fundamental change purchase rights applicable to the notes, which will allow note holders to require us to purchase all or a portion of their notes upon the occurrence of a fundamental change, and the provisions requiring an increase to the conversion rate for conversions in connection with a make-whole fundamental change, may in certain circumstances delay or prevent a takeover of us and the removal of incumbent management that might otherwise be beneficial to investors.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth purchases of the Company’s securities by the Company during the third quarter of fiscal 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 1 to 31, 2016	0	$0	0	0
September 1 to 30, 2016	0	$0	0	0
October 1 to 31, 2016	3,415	$1.84	0	0
Total	3,415	$1.84	0
____________________

(1) All of the shares purchased in October 2016 were repurchased from former employees of RelateIQ, Inc. (“RelateIQ”) upon their termination of employment with the Company. The shares were originally acquired by the employees upon early exercise of RelateIQ stock options and were held subject to a right of repurchase in favor of the issuer until the satisfaction of certain vesting requirements.
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

Dated: November 21, 2016
salesforce.com, inc.

	By:	/S/ MARK J. HAWKINS
Mark J. Hawkins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: November 21, 2016
salesforce.com, inc.

	By:	/S/ JOE ALLANSON
Joe Allanson
Executive Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

Index to Exhibits

Exhibit No.	Exhibit Description	Provided Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of salesforce.com, inc.		8-K	001-32224	3.1	06/03/2016

3.2	Amended and Restated Bylaws of salesforce.com, inc.		8-K	001-32224	3.2	03/21/2016

10.1	2014 Inducement Equity Incentive Plan, as amended and restated effective September 8, 2016, and related forms of equity awards		S-8	333-213685	4.3	09/16/2016

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document