Form 10-K
period 2017-01-31
SALESFORCE COM INC
filed 2017-03-06
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2017
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Based on the closing price of the Registrant’s Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was July 29, 2016, the aggregate market value of its shares (based on a closing price of $81.80 per share) held by non-affiliates was approximately $38.5 billion. Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that owned 5 percent or more of the Registrant’s outstanding Common Stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of January 31, 2017, there were approximately 707.5 million shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2017 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended January 31, 2017, are incorporated by reference in Parts II and III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

salesforce.com, inc.

FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “assumes,” “may,” “should,” “could,” “would,”“foresees,” “forecasts,” “predicts,”“targets,” variations of such words and similar expressions are intended to identify such forward-looking statements, which may consist of, among other things, trend analyses and statements regarding future events, future financial performance, anticipated growth and industry prospects. These forward-looking statements are based on current expectations, estimates and forecasts, as well as the beliefs and assumptions of our management, and are subject to risks and uncertainties that are difficult to predict, including the effect of general economic and market conditions; the impact of foreign currency exchange rate and interest rate fluctuations on our results; our business strategy and our plan to build our business, including our strategy to be the leading provider of enterprise cloud computing applications and platforms; our international expansion strategy; our service performance and security; the expenses associated with new data centers and third party infrastructure providers; additional data center capacity; real estate and office facilities space; our operating results; new services and product features; our strategy of acquiring or making investments in complementary businesses, joint ventures, services, technologies and intellectual property rights; our ability to successfully integrate acquired businesses and technologies; our ability to continue to grow and maintain deferred revenue and unbilled deferred revenue; our ability to protect our intellectual property rights; our ability to develop our brands; our ability to realize the benefits from strategic partnerships and investments; our reliance on third- party hardware, software and platform providers; our dependency on the development and maintenance of the infrastructure of the Internet; the effect of evolving government regulations, including import and export controls; the valuation of our deferred tax assets; the potential availability of additional tax assets in the future; the impact of new accounting pronouncements, the impact of expensing stock options and other equity awards; the sufficiency of our capital resources; factors related to our outstanding convertible notes, revolving credit facility, term loan and loan associated with 50 Fremont; compliance with our debt covenants and capital lease obligations; and current and potential litigation involving us. These and other risks and uncertainties may cause our actual results to differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below under “Risk Factors” and elsewhere in this report for additional detail regarding factors that may cause actual results to be different than those expressed in our forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

ITEM 1. BUSINESS
Overview
Salesforce is a leading provider of enterprise software, delivered through the cloud, with a focus on customer relationship management, or CRM. We introduced our first CRM solution in 2000, and we have since expanded our service offerings into new areas and industries with new editions, features and platform capabilities. Our core mission is to empower our customers to connect with their customers in entirely new ways through cloud, mobile, social, Internet of Things (“IoT”) and artificial intelligence technologies.
Our service offerings are intuitive and easy to use. They can be deployed rapidly, configured easily and integrated with other platforms and enterprise applications, or apps. We deliver our service offerings via major internet browsers and on leading mobile devices. We sell to businesses of all sizes and in almost every industry worldwide on a subscription basis, primarily through our direct sales efforts and also indirectly through partners. Through our platform and other developer tools, we also encourage third parties to develop additional functionality and new apps that run on our platform, which are sold separately from, or in conjunction with, our service offerings.
Our Customer Success Platform is a comprehensive portfolio of service offerings providing sales force automation, customer service and support, marketing automation, digital commerce, community management, analytics, application development, IoT integration, collaborative productivity tools and our professional cloud services.

Salesforce also believes in giving back. We pioneered, and have inspired other companies to adopt, an integrated philanthropy model called the 1-1-1 model, which leverages 1% of a company's equity, employee time and product to help improve communities around the world. We also believe in equality for all, and have spearheaded initiatives to create a world where equal pay, equal advancement, equal opportunity and equal rights become a reality for our employees and the broader world.

We were incorporated in Delaware in February 1999. Our principal executive offices are located in San Francisco, California, and our principal website address is www.salesforce.com. Our office address is The Landmark @ One Market, Suite 300, San Francisco, California 94105.
The Age of the Customer
At Salesforce, we believe we are living in the single most innovative era in history, as everyone and every thing becomes connected. There are now billions of mobile phones and intelligent connected devices. And behind each and every device, interaction, product and connected community is a customer. Companies have the opportunity to harness all of this information about customers in new and extraordinary ways, enabling them to intelligently connect and engage with customers across every part of the customer experience.
Our Customer Success Platform provides a single view of the customer across all touchpoints. We bring together the power of cloud, mobile, social, IoT and artificial intelligence technologies, enabling our customers to harness data and deliver the connected experiences their customers are increasingly coming to expect.
Our Cloud Service Offerings
Our cloud service offerings empower our customers to:

•	grow their sales faster;

•	deliver customer service through multiple devices and channels;

•	create one-to-one customer journeys;

•	personalize buying experiences across all channels;

•	build branded communities for customers, partners and employees;

•	deliver analytics and predictive insights for every business user;

•	turn data generated by the IoT into meaningful actions;

•	collaborate on documents, spreadsheets and more to improve productivity, and;

•	develop modern mobile and desktop apps quickly and easily.
Our cloud service offerings are as follows:
Sales Cloud. The Sales Cloud, which was our first offering and continues to be the largest contributor to total subscription and support revenues, enables companies to store data, monitor leads and progress, forecast opportunities, gain insights through relationship intelligence and collaborate around any sale on desktop and mobile devices. Our customers use the Sales Cloud to grow their sales pipelines, improve sales productivity, simplify complex business processes and close more deals. The Sales Cloud also offers solutions for partner relationship management, including channel management and partner communities, and the ability to deliver quotes, contracts and invoices to improve forecasting and collect payments faster.
Service Cloud. The Service Cloud, which is our second largest contributor to total subscription and support revenues, enables companies to deliver smarter, faster and more personalized customer service and support. Our customers use the Service Cloud to connect their service agents with customers anytime and anywhere, on popular devices and across multiple channels — phone, email, chat, live video, SMS, self-service web portals, social networks, online communities and directly within their own products and mobile apps. In addition, Service Cloud also offers a field service solution that enables companies to connect agents, dispatchers and mobile employees through one centralized platform, through which they can schedule and dispatch work intelligently, and track and manage jobs in real-time.
Marketing Cloud. The Marketing Cloud enables companies to plan, personalize and optimize one-to-one customer interactions across email, mobile, social, web and connected products. In addition, companies can segment and target audiences to power precise digital marketing at scale. With the Marketing Cloud, customer data can also be integrated with the Sales Cloud and Service Cloud in the form of leads, contacts and customer service cases to give companies a complete view of their customers.
Commerce Cloud. The Commerce Cloud empowers brands to deliver a comprehensive digital commerce experience across web, mobile, social and store. It also offers mobile-first point-of-sale and store operations capabilities that increase store personnel effectiveness, connecting the physical and digital commerce experiences.
Community Cloud. The Community Cloud enables companies to quickly create and manage trusted, branded digital destinations for customers, partners and employees. This allows companies to engage and collaborate directly with groups of people by giving them access to relevant information, apps and experts.
IoT Cloud. The IoT Cloud enables companies to harness the power behind billions of connected devices, products, sensors and apps to derive entirely new levels of customer insights. With those insights, companies can sell, service and market to their customers in smarter, more personalized ways, and engage proactively with them in real time.

Analytics Cloud. The Analytics Cloud enables any employee across an organization to quickly and easily explore business data, uncover new insights, make smarter decisions and take action from any device. The Analytics Cloud embeds insights related to the context of the business users' roles directly into the workflows and apps they use to make analytics easier and more intuitive, collaborative and actionable.
Salesforce Quip. Salesforce Quip is a next-generation productivity solution designed for teams with a mobile-first strategy, empowering everyone to collaborate more effectively, work smarter and supercharge their productivity, all without email. Salesforce Quip combines documents, spreadsheets, task lists and team chat in one seamless experience known as a “living document.”
Salesforce Platform. The Salesforce Platform (formerly App Cloud) is for building enterprise apps — powering Salesforce's CRM apps, with thousands of partner-built apps and millions of custom apps built by customers. The Salesforce Platform offers a new continuum of tools, frameworks and services that customers and partners need to build connected apps fast.
Professional Cloud Services
We offer professional cloud services including consulting, deployment, training, user-centric design and integration to help customers to achieve business results faster through adoption of Salesforce solutions. We also offer architects and innovation program teams that act as advisors to plan and execute digital transformations for our customers, providing mission critical support, cloud specialists and pre-packaged accelerators that allow our customers to build on the best practices of our community.
We offer several education service offerings to our customers and partners, ranging from introductory online courses to advanced architecture certifications. With the Trailhead learning platform, our customers and partners have access to free online courses that address topics such as using and administering our services and developing on our platform. For more advanced education, we offer instructor-led and online courses to certify our customers and partners on architecting, administering, deploying and developing our service offerings. In addition, we make available a selection of online educational classes at no charge to customers that subscribe to our customer service plans.
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
Ease of integration and configuration. Information technology (“IT”) professionals are able to integrate and configure our solutions with existing applications quickly and seamlessly. We provide a set of application programming interfaces (“APIs”) that enable customers and independent software developers to both integrate our solution with existing third-party, custom and legacy apps and write their own application services that integrate with our solutions. For example, many of our customers use our Salesforce Platform (formerly App Cloud) API to move customer-related data from custom-developed and packaged applications into our services on a periodic basis to provide greater visibility into their activities.
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
Rapid development of apps and increased innovation. Our customers and third-party developers can create apps rapidly because of the ease of use and the benefits of a multi-tenant platform. We provide the capability for business users to easily configure our applications to suit their specific needs, and also support a variety of programming languages so developers can code complex apps spanning multiple business processes and deliver them via multiple mobile devices. By providing infrastructure and development environments on demand, we provide developers the opportunity to create new and innovative apps without having to invest in hardware. Developers with ideas for a new app can create, test and support their solutions on the Salesforce Platform and make the app accessible for a subscription fee to customers.
Continuous innovation. We release hundreds of new features to all of our customers three times a year. Our metadata-driven, global multi-tenant cloud runs on a single code base, which enables every customer to run their business on the latest release without disruption. Because we deploy all upgrades on our servers, new features and functionality automatically become part of our service on the upgrade release date and therefore benefits all of our customers immediately.
Positive environmental impact. Our multi-tenant cloud computing model has a much smaller environmental footprint than traditional IT hardware and software. When organizations move business applications to Salesforce, they can significantly reduce their energy use and carbon footprint compared to traditional on-premises solutions.
Our Strategy
Key elements of our strategy include:
Extending existing service offerings. We offer multiple editions of our service offerings at different price points to meet the needs of customers of different sizes and we have designed our solutions to easily accommodate new features and functionality. We intend to continue to extend all editions of our solutions with new features, functions and increased security through our own development, acquisitions and partnerships. Over the last year, for example, we have invested heavily in artificial intelligence capabilities to create Salesforce Einstein, which will allow users of our products to deliver more predictive customer experiences.
Cross selling and upselling. We see significant opportunity to deepen our relationships with our existing customers. As our customers realize the benefits of our services, we aim to upgrade the customer to premium editions and sell more subscriptions by targeting additional functional areas and business units, ultimately becoming our customers' trusted advisors, inspiring enterprise-wide transformation and accelerating strategic engagements through direct engagement with the highest levels of our customers' executive management.
Expanding into new horizontal markets. As part of our growth strategy, we are delivering innovative solutions in new categories, including analytics, commerce and IoT. We drive innovation both organically and through acquisitions, such as our July 2016 acquisition of Demandware, a digital commerce leader.
Targeting vertical markets. In order to meet the needs of our customers in certain industries, we also provide solutions specifically built for certain vertical industries, such as financial services, healthcare and government.
Extending go-to-market capabilities. We believe that our offerings provide significant value for businesses of any size. We will continue to pursue businesses of all sizes in top industries and major regions globally, primarily through our direct sales force. We have steadily increased and plan to continue to increase the number of direct sales professionals we employ, and we intend to develop additional distribution channels for our solutions around the globe.
Reducing customer attrition. Our goal is to have all of our customers renew their subscriptions prior to the end of their contractual terms. We run customer success and other related programs in an effort to secure renewals of existing customers.
Encouraging the development of third-party applications on our cloud computing platforms. The Salesforce Platform enables existing customers, independent software vendors (“ISVs”) and third-party developers to create and deliver cloud-based apps. It is a platform on which apps can be created, tested, published and run. In addition, these apps can be marketed and sold on the AppExchange, our online marketplace for business apps, or sold directly by software vendors. We believe our ecosystem of developers and software vendors will address the business requirements of both current and future customers.
In addition to the key elements of our business strategy described above, from time to time, we evaluate opportunities to acquire or invest in complementary businesses, services and technologies, and intellectual property rights. This evaluation resulted in our acquisition in fiscal 2017 of several companies, such as:

•	SteelBrick, Inc., which provides us with apps to automate the quote-to-cash process,

•	MetaMind, Inc., which allows us to extend our intelligence in natural language processing and image recognition across our clouds,

•	BeyondCore, Inc., which provides us with smart data discovery technology that automatically explores millions of variable combinations from structured data sources,

•	Demandware, Inc., which allows us to expand our position in CRM and pursue the digital commerce market,

•	Quip, Inc., which provides us with a next generation productivity solution, and

•	Krux Digital, Inc., which provides us with a data management platform.

Prior to this acquisition activity, our most significant acquisition was ExactTarget, Inc. in fiscal 2014.
Technology, Development and Operations
We deliver our Salesforce solutions as highly scalable, cloud computing application and platform services on a multi-tenant technology architecture.
Multi-tenancy is an architectural approach that allows us to operate a single application instance for multiple organizations, treating all customers as separate tenants who run in virtual isolation from each other. Customers can use and customize an application as though they each have a separate instance, and their data and customizations remain secure and insulated from the activities of all other tenants. Our multi-tenant services run on a single stack of hardware and software, which is comprised of commercially available hardware and a combination of proprietary and commercially available software. As a result, we are able to spread the cost of delivering our services across our user base. In addition, because we do not have to manage thousands of distinct applications with their own business logic and database schemas, we believe that we can scale our business faster than traditional software vendors. Moreover, we can focus our resources on building new functionality to deliver to our customer base as a whole rather than on maintaining an infrastructure to support each of their distinct applications. Multi-tenancy also allows for faster bug and security fixes, automatic software updates and the ability to deploy major releases and frequent, incremental improvements to our services, benefiting the entire user community.
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
Our customers access our services over the Internet via all of the major Internet browsers and on most major mobile device operating systems.
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
Sources of Revenue
All of the cloud offerings that we offer to customers are grouped into four major core cloud service offerings: Sales Cloud, Service Cloud, Salesforce Platform and Other, and Marketing Cloud. Our subscription and support revenues are disaggregated into these four core offerings. For a more detailed discussion, see the “Revenue by Cloud Service Offering” discussion in Management’s Discussion and Analysis.
We derive our revenues primarily from subscription fees for our service. We also derive revenues from premier support, which provides customers with additional support beyond the standard support that is included in the basic subscription fee.
We recognize subscription and support revenue ratably over the contract term, beginning on the commencement date of each contract. We enter into professional services contracts that are on a time and materials, fixed fee or subscription basis. We recognize revenue as the services are rendered for time and materials contracts, when the milestones are achieved and accepted by the customer or on a proportional performance basis for fixed price contracts and ratably over the contract term for subscription professional services.
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
Customers
We sell to businesses of all sizes and in almost every industry worldwide. The number of paying subscriptions at each of our customers ranges from one to hundreds of thousands. None of our customers accounted for more than five percent of our revenues in fiscal 2017, 2016 or 2015.
Sales, Marketing and Customer Support
We organize our sales and marketing programs by geographic regions, such as the Americas, Europe and Asia Pacific, which includes Japan. The majority of our revenue from the Americas is attributable to customers in the United States. Approximately 26 percent of our revenue comes from customers outside of the Americas.
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
This network includes global consulting firms, systems integrators and other partners. In return, we typically pay these partners a fee based on the first-year subscription revenue generated by the customers whom they refer.
We continue to invest in developing additional distribution channels for our subscription service.
Strategic Investments
Since 2009, we have been investing in early-to-late stage technology and professional cloud service companies across the globe to support our key business initiatives, which include, among other things, extending the capabilities of our platform and CRM offerings, increasing the ecosystem of enterprise cloud companies and partners, accelerating the adoption of cloud technologies and creating the next-generation of mobile applications and connected products. Our minority investments in over 180 companies as of January 31, 2017 also help us stay connected with the pace of innovation that is currently occurring within the technology industry. In some cases, we have acquired companies in which we have previously invested.
Because of the inherent risk in investing in early-to-late stage technology companies, our individual investments are subject to a risk of partial or total loss of investment capital.
Marketing
Our marketing strategy is to promote our brand and generate demand for our offerings. We use a variety of marketing programs across traditional and social channels to target our prospective and current customers, partners and developers. We focus our marketing activities on the cities and countries with the largest market opportunity.
Our primary marketing activities include:

•	Multi-channel marketing campaigns that span email, social, web and more that align to a broader customer journey;

•	Proprietary events of all sizes, ranging from Dreamforce to salon dinners, as well as participation in trade shows and industry events, to create customer and prospect awareness;

•	Press and industry analyst relations to garner third-party validation and generate positive coverage for our company, offerings and value proposition;

•	Content marketing and engagement on all of the major social channels;

•	Search engine marketing and advertising to drive traffic to our Web properties;

•	Partner co-marketing activities with global and regional implementation partners;

•	Web site development to engage and educate prospects and generate interest through product information and demonstrations, case studies, white papers and marketing collateral;

•	Customer testimonials;

•	Tools that enable our sales organization to more effectively convert leads into customers; and

•	Event sponsorships and primary real estate signage.
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
We compete primarily with generalized platforms and vendors of packaged business software, as well as companies offering enterprise apps, including CRM, collaboration, e-commerce and business intelligence software. We also compete with internally developed apps. We may encounter competition from established enterprise software vendors, as well as start-up and midsized companies focused on disruption, who may develop toolsets and products that allow customers to build new apps that run on the customers’ current infrastructure or as hosted services. Our current competitors include:

•	On-premises offerings from enterprise software application vendors;

•	Cloud computing application service providers, either individually or with others;

•	Marketing vendors, which may be specialized in advertising, targeting, messaging, or campaign automation;

•	Software companies that provide their product or service free of charge, and only charge a premium for advanced features and functionality;

•	Traditional platform development environment companies;

•	Cloud computing development platform companies;

•	Internally developed applications (by our potential customers’ IT departments);

•	IoT platforms from large companies that have existing relationships with hardware and software companies;

•	E-commerce solutions from emerging cloud-only vendors and established on-premises vendors; and

•	Artificial intelligence solutions from new startups and established companies.
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

Employees
As of January 31, 2017, we had more than 25,000 employees. None of our employees in the United States are represented by a labor union, however, for certain foreign subsidiaries, workers’ councils represent our employees.
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
Our services involve the storage and transmission of our customers’ and our customers' customers' proprietary and other sensitive data, including financial information and other personally identifiable information. Security breaches could expose us to a risk of loss of this information, litigation and possible liability. While we have security measures in place, they may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise and result in someone obtaining unauthorized access to our IT systems, our customers’ data or our data, including our intellectual property and other confidential business information. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data, our data or our IT systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our customers may authorize third-party technology providers to access their customer data, and some of our customers may not have adequate security measures in place to protect their data that is stored on our services. Because we do not control our customers or third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the integrity or security of such transmissions or processing. Malicious third parties may also conduct attacks designed to temporarily deny customers access to our services. Any security breach could result in a loss of confidence in the security of our services, damage our reputation, negatively impact our future sales, disrupt our business and lead to legal liability.
Defects or disruptions in our services could diminish demand for our services and subject us to substantial liability.
Because our services are complex and incorporate a variety of hardware and proprietary and third-party software, our services may have errors or defects that could result in unanticipated downtime for our subscribers and harm to our reputation and our business. Cloud services frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in, and experienced disruptions to, our services and new defects or disruptions may occur in the future. In addition, our customers may use our services in unanticipated ways that may cause a disruption in services for other customers attempting to access their data. As we acquire companies, we may encounter difficulty in incorporating the acquired technologies into our services and in augmenting the technologies to meet the quality standards that are consistent with our brand and reputation. Since our customers use our services for important aspects of their business, any errors, defects, disruptions in service or other performance problems could hurt our reputation and may damage our customers’ businesses. As a result, customers could elect to not renew our services or delay or withhold payment to us. We could also lose future sales or customers may make warranty or other claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation.

Interruptions or delays in services from our third-party data center hosting facilities or cloud computing platform providers could impair the delivery of our services and harm our business.
We currently serve our customers from third-party data center hosting facilities and cloud computing platform providers located in the United States and other countries. We rely on computer hardware purchased or leased from, software licensed from, and cloud computing platforms provided by, third parties in order to offer our services, including database software and hardware from a variety of vendors. Any damage to, or failure of our systems generally, including the systems of our third-party platform providers, could result in interruptions in our services. We have from time to time experienced interruptions in our services and such interruptions may occur in the future. Interruptions in our services may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our attrition rates and our ability to attract new customers, all of which would reduce our revenue. Our business would also be harmed if our customers and potential customers believe our services are unreliable.
As part of our current disaster recovery and business continuity arrangements, our production environment and all of our customers’ data are currently replicated in near real-time in a separate facility located elsewhere. Companies and products added through acquisition may be served through alternate facilities. We do not control the operation of any of these facilities, and they may be vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct, as well as local administrative actions, changes to legal or permitting requirements and litigation to stop, limit or delay operation. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our services.
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
The market for enterprise applications and platform services is highly competitive, rapidly evolving and fragmented, and subject to changing technology, shifting customer needs and frequent introductions of new products and services. We compete primarily with generalized platforms and vendors of packaged business software, as well as companies offering enterprise apps, including CRM, collaboration, e-commerce and business intelligence software. We also compete with internally developed apps and face competition from enterprise software vendors and online service providers who may develop toolsets and products that allow customers to build new applications that run on the customers’ current infrastructure or as hosted services. Our current competitors include:

•	On-premises offerings from enterprise software application vendors;

•	Cloud computing application service providers, either individually or with others;

•	Marketing vendors, which may be specialized in advertising, targeting, messaging, or campaign automation;

•	Software companies that provide their product or service free of charge, and only charge a premium for advanced features and functionality;

•	Traditional platform development environment companies;

•	Cloud computing development platform companies;

•	Internally developed applications (by our potential customers’ IT departments);

•	IoT platforms from large companies that have existing relationships with hardware and software companies;

•	E-commerce solutions from emerging cloud-only vendors and established on-premises vendors; and

•	Artificial intelligence solutions from new startups and established companies.
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
As part of our business strategy, we periodically make investments in, or acquisitions of, complementary businesses, joint ventures, services and technologies and intellectual property rights, and we expect that we will continue to make such investments and acquisitions in the future. Acquisitions and investments involve numerous risks, including:
•potential failure to achieve the expected benefits of the combination or acquisition;
•difficulties in, and the cost of, integrating operations, technologies, services, platforms and personnel;
•diversion of financial and managerial resources from existing operations;

•	the potential entry into new markets in which we have little or no experience or where competitors may have stronger market positions;

•	potential write-offs of acquired assets or investments, and potential financial and credit risks associated with acquired customers;

•	potential loss of key employees of the acquired company;

•	inability to generate sufficient revenue to offset acquisition or investment costs;

•	inability to maintain relationships with customers and partners of the acquired business;

•	difficulty of transitioning the acquired technology onto our existing platforms and customer acceptance of multiple platforms on a temporary or permanent basis;

•	augmenting the acquired technologies and platforms to the levels that are consistent with our brand and reputation;

•	increasing or maintaining the security standards for acquired technology consistent with our other services;

•	potential unknown liabilities associated with the acquired businesses;

•	unanticipated expenses related to acquired technology and its integration into our existing technology;

•	negative impact to our results of operations because of the depreciation and amortization of amounts related to acquired intangible assets, fixed assets and deferred compensation;

•	additional stock based compensation; the loss of acquired deferred revenue and unbilled deferred revenue;

•	delays in customer purchases due to uncertainty related to any acquisition;

•	ineffective or inadequate controls, procedures and policies at the acquired company may negatively impact our results of operations;

•	challenges caused by integrating operations over distance, and across different languages and cultures;

•	currency and regulatory risks associated with foreign countries and potential additional cybersecurity and compliance risks resulting from entry into new markets; and

•	the tax effects of any such acquisitions.
Any of these risks could harm our business. In addition, to facilitate these acquisitions or investments, we may seek additional equity or debt financing, which may not be available on terms favorable to us or at all, which may affect our ability to complete subsequent acquisitions or investments, and which may affect the risks of owning our common stock. For example, if we finance acquisitions by issuing equity or convertible or other debt securities or loans, our existing stockholders may be diluted, or we could face constraints related to the terms of, and repayment obligation related to, the incurrence of indebtedness that could affect the market price of our common stock.
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

•	the seasonality of our customers’ businesses, especially Commerce Cloud customers, including retailers and branded manufacturers;

•	changes in foreign currency exchange rates such as with respect to the British Pound;

•	variations in the revenue mix of our services and growth rates of our cloud subscription and support offerings;

•	the number of new employees;

•	changes in our pricing policies and terms of contracts, whether initiated by us or as a result of competition;

•	the cost, timing and management effort for the introduction of new features to our services;

•	the costs associated with acquiring new businesses and technologies and the follow-on costs of integration and consolidating the results of acquired businesses;

•	the rate of expansion and productivity of our sales force;

•	the length of the sales cycle for our services;

•	new product and service introductions by our competitors;

•	our success in selling our services to large enterprises;

•	evolving regulations of cloud computing and cross-border data transfer restrictions and similar regulations;

•	technical difficulties or interruptions in our services;

•	expenses related to our real estate, our office leases and our data center capacity and expansion;

•	changes in interest rates and our mix of investments, which would impact the return on our investments in cash and marketable securities;

•	conditions, particularly sudden changes, in the financial markets, which have impacted and may continue to impact the value of and liquidity of our investment portfolio;

•	income tax effects;

•	our ability to realize benefits from strategic partnerships, acquisitions or investments;

•	other than temporary impairments in the value of our strategic investments in early-to-late stage privately held companies, which could be material in a particular quarter;

•	expenses related to significant, unusual or discrete events, which are recorded in the period in which the events occur;

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

•
the impact of new accounting pronouncements, for example, the adoption of Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), the new revenue recognition standard;

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
Due to the pace of change and innovation in enterprise cloud computing services, the unpredictability of future general economic and financial market conditions and the impact of foreign currency exchange rate fluctuations, we may not be able to accurately forecast our rate of growth. We plan our expense levels and investment on estimates of future revenue and future anticipated rate of growth. We may not be able to adjust our spending appropriately if the addition of new subscriptions or the renewals of existing subscriptions fall short of our expectations. A portion of our expenses may also be fixed in nature for some minimum amount of time, such as with a data center contract or office lease, so it may not be possible to reduce costs in a timely manner or without the payment of fees to exit certain obligations early. As a result, we expect that our revenues, operating results and cash flows may fluctuate significantly on a quarterly basis. Our recent revenue growth rates may not be sustainable and may decline in the future. We believe that historical period-to-period comparisons of our revenues, operating results and cash flows may not be meaningful and should not be relied upon as an indication of future performance.
Our efforts to expand our services beyond the CRM market and to develop our existing services in order to keep pace with technological developments may not succeed and may reduce our revenue growth rate and harm our business.
We derive substantially all of our revenue from subscriptions to our CRM enterprise cloud computing application services, and we expect this will continue for the foreseeable future. The markets for our Analytics, Community, IoT, Commerce and Salesforce Quip Clouds remain relatively new and it is uncertain whether our efforts will ever result in significant revenue for us. Commerce Cloud originated as part of our Demandware acquisition and Salesforce Quip originated from our acquisition of Quip. Further, the introduction of significant platform changes and upgrades, including our conversion to our new Lightning platform, and introduction of new services beyond the CRM market, may not be successful, and early stage interest and adoption of such new services may not result in long term success or significant revenue for us. Our efforts to expand our services beyond the CRM market may not succeed and may reduce our revenue growth rate.
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
Sales to customers outside the United States expose us to risks inherent in international operations.
We sell our services throughout the world and are subject to risks and challenges associated with international business. Historically, sales in Europe and Asia Pacific together have represented less than 30 percent of our total revenues, and we intend to continue to expand our international sales efforts. The risks and challenges associated with sales to customers outside the United States, as well as international operations generally, include:

•	localization of our services, including translation into foreign languages and associated expenses;

•	laws and business practices favoring local competitors;

•	pressure on the creditworthiness of sovereign nations, particularly in Europe, where we have customers and a balance of our cash, cash equivalents and marketable securities;

•
liquidity issues or political actions by sovereign nations, which could result in decreased values of these balances or potential difficulties protecting our foreign assets or satisfying local obligations;

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

•	different pricing environments;

•	difficulties in staffing and managing foreign operations;

•	different or lesser protection of our intellectual property;

•	longer accounts receivable payment cycles and other collection difficulties;

•	natural disasters, acts of war, terrorism, pandemics or security breaches;

•	tax policies addressing multinational operations; and

•	regional economic and political conditions.
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

If our customers do not renew their subscriptions for our services or reduce the number of paying subscriptions at the time of renewal, our revenue will decline and our business will suffer. If we cannot accurately predict subscription renewals or upgrade rates, we may not meet our revenue targets, which may adversely affect the market price of our common stock.
Our customers have no obligation to renew their subscriptions for our services after the expiration of their contractual subscription period, which is typically 12 to 36 months, and in the normal course of business, some customers have elected not to renew. In addition, our customers may renew for fewer subscriptions, renew for shorter contract lengths, or switch to lower cost offerings of our services. It is difficult to predict attrition rates given our varied customer base of enterprise and small and medium size business customers and the number of multi-year subscription contracts. Our attrition rates may increase or fluctuate as a result of a number of factors, including customer dissatisfaction with our services, customers’ spending levels, decreases in the number of users at our customers, competition, pricing increases or changes and deteriorating general economic conditions.
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
We conduct our business in the following locations: United States, Europe, Canada, Asia, South America and Australia. The expanding global scope of our business exposes us to risk of fluctuations in foreign currency markets. This exposure is the result of selling in multiple currencies, growth in our international investments, including data center expansion, additional headcount in foreign locations, and operating in countries where the functional currency is the local currency. Specifically, our results of operations and cash flows are subject to fluctuations primarily in British Pound Sterling, the Euro and Japanese Yen against the U.S. Dollar. These exposures may change over time as business practices evolve and economic conditions change. The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Such volatility, even when it increases our revenues or decreases our expenses, impacts our ability to accurately predict our future results and earnings. Recent events, including the United Kingdom’s 2016 vote in favor of exiting the European Union, or “Brexit,” and similar geopolitical developments and uncertainty in the European Union and elsewhere could amplify the volatility of currency fluctuations and related risks for our business.

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
Any adverse determination related to intellectual property claims or other litigation could prevent us from offering our services to others, could be material to our financial condition or cash flows, or both, or could otherwise adversely affect our operating results. In addition, depending on the nature and timing of any such dispute, an unfavorable resolution of a legal matter could materially affect our current or future results of operations or cash flows in a particular quarter.
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
In the technology industry, there is substantial and continuous competition for engineers with high levels of experience in designing, developing and managing software and Internet-related services, as well as competition for sales executives, data scientists and operations personnel. We may not be successful in attracting and retaining qualified personnel. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. These difficulties may be amplified by evolving restrictions on immigration, travel or availability of visas for skilled technology workers. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.
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
Our tax provision could also be impacted by changes in accounting principles, changes in U.S. federal and state or international tax laws applicable to corporate multinationals such as the legislation enacted in the United Kingdom and Australia, other fundamental law changes currently being considered by many countries, including the U.S., and changes in taxing jurisdictions' administrative interpretations, decisions, policies and positions. Additionally, in October 2015, the Organisation for Economic Co-Operation and Development released final guidance covering various topics, including transfer pricing, country-by-country reporting and definitional changes to permanent establishment which could ultimately impact our tax liabilities.
We may also be subject to additional tax liabilities due to changes in non-income based taxes resulting from changes in federal, state or international tax laws, changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions, results of tax examinations, settlements or judicial decisions, changes in accounting principles, changes to the business operations, including acquisitions, as well as the evaluation of new information that results in a change to a tax position taken in a prior period.

Our debt service obligations and operating lease commitments may adversely affect our financial condition and cash flows from operations.
We have a high level of debt, including the 0.25% convertible senior notes we issued in March 2013 (the “0.25% Senior Notes”) due April 1, 2018, the loan we assumed when we purchased an office building located at 50 Fremont Street in San Francisco, California (“50 Fremont”) and capital lease arrangements. Additionally, we have significant contractual commitments in operating lease arrangements, which are not reflected on our consolidated balance sheets. In addition, we have a financing obligation for a leased facility of which we are deemed the owner for accounting purposes. In July 2016, we amended and restated our revolving credit facility under which we can draw down up to $1.0 billion. Also in July 2016, we entered into the $500.0 million term loan to finance our acquisition of Demandware. Maintenance of our indebtedness and contractual commitments and any additional issuances of indebtedness could:

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
New lease accounting guidance will require that we record operating lease activity on our consolidated balance sheet no later than fiscal 2020, which will result in an increase in both our assets and financing obligations. The implementation of this guidance may impact our ability to obtain the necessary financing from financial institutions at commercially viable rates or at all as this new guidance will result in a higher financing obligation on our consolidated balance sheet.
Weakened global economic conditions may adversely affect our industry, business and results of operations.
Our overall performance depends in part on worldwide economic and geopolitical conditions. The United States and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. These economic conditions can arise suddenly and the full impact of such conditions can remain uncertain. In addition, recent geopolitical developments, including Brexit, have increased levels of political and economic unpredictability globally, and may increase the volatility of global financial markets; the impact of such developments on the global economy remains uncertain. Moreover, these conditions can affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our enterprise cloud computing services, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which could adversely affect our operating results.

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
Current and future accounting pronouncements and other financial reporting standards, especially but not only concerning revenue recognition, cost capitalization and lease accounting, may negatively impact our financial results.
We regularly monitor our compliance with applicable financial reporting standards and review new pronouncements and drafts thereof that are relevant to us. As a result of new standards, changes to existing standards and changes in their interpretation, we might be required to change our accounting policies, particularly concerning revenue recognition, the capitalized incremental costs to obtain a customer contract and lease accounting, to alter our operational policies so that they reflect new or amended financial reporting standards, or to restate our published financial statements. Such changes may have an adverse effect on our reputation, business, financial position, and profit, or cause an adverse deviation from our revenue and operating profit target, which may negatively impact our financial results.
We may be subject to risks related to government contracts and related procurement regulations.
Our contracts with federal, state, local, and foreign government entities are subject to various procurement regulations and other requirements relating to their formation, administration and performance. We may be subject to audits and investigations relating to our government contracts, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contract, refunding or suspending of payments, forfeiture of profits, payment of fines, and suspension or debarment from future government business. In addition, such contracts may provide for termination by the government at any time, without cause.
We are subject to governmental export and import controls that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.
Our solutions are subject to export and import controls, including the Commerce Department’s Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations established by the Treasury Department’s Office of Foreign Assets Control. If we fail to comply with these U.S. export control laws and import laws we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. Obtaining the necessary authorizations, including any required license, may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. Furthermore, the U.S. export control laws and economic sanctions laws prohibit the shipment of certain products and services to U.S. embargoed or sanctioned countries, governments and persons. Even though we take precautions to prevent our solutions from being provisioned or provided to U.S. sanctions targets, our solutions could be provisioned to those targets or provided by our resellers despite such precautions. Any such sales could have negative consequences, including government investigations, penalties and reputational harm. Changes in our solutions or changes in export and import regulations may create delays in the introduction, sale and deployment of our solutions in international markets or prevent the export or import of our solutions to certain countries, governments or persons altogether. Any decreased use of our solutions or limitation on our ability to export or sell our solutions would likely adversely affect our business, financial condition and results of operations.
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
We may not have the ability to pay the amount of cash due upon conversion of the notes or the fundamental change purchase price due when a holder submits its notes for purchase upon the occurrence of a fundamental change.
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
The fundamental change provisions of the notes may delay or prevent an otherwise beneficial takeover attempt of us.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES

As of January 31, 2017, our executive and principal offices for sales, marketing, professional services and development consist of over 1.9 million square feet of leased and owned property in the San Francisco Bay Area. Of this total, we lease and occupy approximately 1.3 million square feet and own and occupy a majority of the approximately 820,000 square feet of total owned space at 50 Fremont Street. We also lease space in various locations throughout the United States for local sales and professional services personnel. Our foreign subsidiaries lease office space in a number of countries in Europe, North America, Asia, South America, Africa and Australia for our international operations, primarily for local sales and professional services personnel.

In addition, in April 2014, we entered into a lease agreement for approximately 733,000 rentable square feet of under construction office space located in San Francisco, California. The lease payments associated with the lease will be approximately $590.0 million over the 15.5 year term of the lease, beginning in our second quarter of fiscal 2018. We do not currently occupy this property, and we have excluded this square footage from the total leased space in the San Francisco Bay Area stated above.

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
We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. In our opinion, resolution of all current matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or financial position. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect our current or future results of operations or cash flows in a particular quarter.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT
The following sets forth certain information regarding our current executive officers as of March 1, 2017 (in alphabetical order):

Name	Age	Position
Joe Allanson	53	Chief Accounting Officer and Corporate Controller
Marc Benioff	52	Chairman of the Board of Directors and Chief Executive Officer
Keith Block	55	Vice Chairman, President and Chief Operating Officer
Alexandre Dayon	49	President, Products
Parker Harris	50	Co-Founder and Chief Technology Officer
Mark Hawkins	57	Chief Financial Officer, Principal Financial Officer and Executive Vice President
Maria Martinez	59	President, Global Customer Success and Latin America
Burke Norton	50	Chief Legal Officer and Chief of Corporate and Government Affairs
Cindy Robbins	44	Executive Vice President, Global Employee Success
Amy Weaver	49	President, Legal and General Counsel
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
Marc Benioff co-founded Salesforce in February 1999 and has served as our Chairman of the Board of Directors since inception. He has served as our Chief Executive Officer since 2001. From 1986 to 1999, Mr. Benioff was employed at Oracle Corporation, an enterprise software company, where he held a number of positions in sales, marketing and product development, including as a Senior Vice President. Mr. Benioff also serves as Chairman of the Board of Salesforce.org, a non-profit public benefit corporation, the Salesforce.com Foundation, a philanthropic private foundation, and as a member of the board of trustees of the World Economic Forum. In the past five years, Mr. Benioff served as a director of Cisco Systems, Inc. Mr. Benioff received a B.S. in Business Administration from the University of Southern California, where he is also on the Board of Trustees.
Keith Block has served as our Vice Chairman, President and as a Director since joining Salesforce in June 2013, and has served as our Chief Operating Officer since February 2016. Prior to Salesforce, Mr. Block was employed at Oracle Corporation from 1986 to June 2012 where he held a number of positions, most recently Executive Vice President, North America. Mr. Block currently serves on the World Economic Forum’s Information Technology Community as a Governor, the Board of Trustees at Carnegie-Mellon University, the President’s Advisory Council at Carnegie-Mellon University Heinz Graduate School and the Board of Trustees at the Concord Museum. Mr. Block received both a B.S. in Information Systems and an M.S. in Management & Policy Analysis from Carnegie-Mellon University.
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

Parker Harris has served as our Co-Founder and Chief Technology Officer since September 2016. Mr. Harris co-founded Salesforce in February 1999 and has served in senior technical positions since inception. From December 2004 to February

2013, Mr. Harris served as our Executive Vice President, Technology. Prior to Salesforce, Mr. Harris was a Vice President at Left Coast Software, a Java consulting firm he co-founded, from October 1996 to February 1999. Mr. Harris received a B.A. from Middlebury College.
Mark Hawkins has served as our Chief Financial Officer, Principal Financial Officer and Executive Vice President since August 2014. He served as Executive Vice President and Chief Financial Officer and principal financial officer for Autodesk, Inc., a design software and services company, from April 2009 to July 2014. From April 2006 to April 2009, Mr. Hawkins served as Senior Vice President, Finance and Information Technology, and Chief Financial Officer of Logitech International S.A. Previously, Mr. Hawkins held various finance and business-management roles with Dell Inc. and Hewlett-Packard Company. Mr. Hawkins currently serves as a director of Plex Systems, Inc., where he is the Chairman of the Audit Committee, and SecureWorks, Inc., where he is also a member of the Compensation Committee and the Chairman of the Audit Committee. Mr. Hawkins also served on the Board of Directors of BMC Software, Inc. from May 2010 through September 2013, at which time BMC was taken private. Mr. Hawkins holds a B.A. in Operations Management from Michigan State University and an M.B.A. in Finance from the University of Colorado. He also completed the Advanced Management Program at Harvard Business School.
Maria Martinez has served as our President, Global Customer Success and Latin America since February 2016. Prior to that, Ms. Martinez served as President, Sales and Customer Success since February 2013, Executive Vice President, Chief Growth Officer from February 2012 to February 2013 and Executive Vice President, Customers for Life from February 2010 to February 2012. Prior to Salesforce, Ms. Martinez was at Microsoft Corporation and served as its Corporate Vice President of Worldwide Services. In addition to Microsoft, she was president and CEO of Embrace Networks, and also held senior leadership roles at Motorola, Inc. and AT&T Inc. / Bell Laboratories. Ms. Martinez currently serves as a director of Plantronics, Inc., where she is also a member of the Nominating and Corporate Governance Committee and the Strategy Committee. Ms. Martinez received a B.S. in Electrical Engineering from the University of Puerto Rico and an M.S. in Computer Engineering from Ohio State University.
Burke Norton has served as our Chief Legal Officer and Chief of Corporate and Government Affairs since April 2016. Prior to that, he served as Chief Legal Officer since October 2011. Prior to Salesforce, Mr. Norton was Executive Vice President, General Counsel and Secretary and a member of the office of the chairman at Expedia, Inc. from October 2006 to October 2011. Previously, Mr. Norton was a partner at the law firm of Wilson Sonsini Goodrich & Rosati P.C., where he practiced corporate and securities law, representing clients in the enterprise software, telecommunications, semiconductor, life sciences, entertainment and ecommerce industries. Mr. Norton holds a J.D. from the University of California, Berkeley School of Law.
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

Amy Weaver has served as our President, Legal and General Counsel since February 2017. Prior to that, she served as our Executive Vice President and General Counsel since July 2015 and our Senior Vice President and General Counsel from October 2013 to July 2015. From December 2010 to June 2013, Ms. Weaver served as Executive Vice President and General Counsel at Univar Inc. Previously, Ms. Weaver was Senior Vice President and Deputy General Counsel at Expedia, Inc. and before that she practiced law at Cravath, Swaine & Moore LLP and Perkins Coie LLP. Ms. Weaver also served as a clerk on the U.S. Court of Appeals, Ninth Circuit. Ms. Weaver holds a B.A. in Political Science from Wellesley College and a J.D. from Harvard Law School.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock is traded on the New York Stock Exchange under the symbol “CRM.”

The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported by the New York Stock Exchange.

	High	Low
Fiscal year ending January 31, 2017
First quarter	$77.27	$54.05
Second quarter	$83.77	$73.81
Third quarter	$81.63	$68.42
Fourth quarter	$79.10	$68.41
Fiscal year ending January 31, 2016
First quarter	$74.65	$57.28
Second quarter	$75.71	$69.16
Third quarter	$78.77	$65.17
Fourth quarter	$82.14	$65.69
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
Stockholders
As of January 31, 2017 there were 767 registered stockholders of record of our common stock, including The Depository Trust Company, which holds shares of Salesforce common stock on behalf of an indeterminate number of beneficial owners.
Securities Authorized for Issuance under Equity Compensation Plans
The information concerning our equity compensation plans is incorporated by reference herein to the section of the Proxy Statement entitled “Equity Compensation Plan Information,” to be filed within 120 days of our January 31, 2017 fiscal year end.
Outstanding Convertible Senior Notes and Warrants
In March 2013, we issued at par value $1.15 billion of 0.25% convertible senior notes (the “0.25% Senior Notes”) due April 1, 2018 and we issued 17.3 million warrants to purchase our common stock. See Note 8 “Debt” in the Notes to the Consolidated Financial Statements for more information.

Stock Performance Graph
The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended.
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and the Nasdaq Computer & Data Processing Index for each of the last five fiscal years ended January 31, 2017, assuming an initial investment of $100. Data for the Standard & Poor’s 500 Index and the Nasdaq Computer & Data Processing Index assume reinvestment of dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	1/31/2012	1/31/2013	1/31/2014	1/31/2015	1/31/2016	1/31/2017
salesforce.com	100.00	147.00	207.00	193.00	233.00	271.00
S&P 500 Index	100.00	114.00	136.00	152.00	148.00	174.00
Nasdaq Computer & Data Processing Index	100.00	105.00	134.00	158.00	166.00	205.00
Recent Sales of Unregistered Securities
As previously disclosed on a Form 8-K filed on October 3, 2016, the Company entered into an Agreement and Plan of Reorganization to acquire Krux, Inc. (“Krux”), a data management platform.  Upon closing the transaction on November 1, 2016, the Company issued 4,708,785 shares of Company common stock in exchange for the outstanding shares of Krux capital stock. The issuance of shares was made in reliance on the registration exemption Regulation D promulgated under the Securities Act of 1933, as amended.
Also as consideration in certain acquisitions since November 1, 2016, the Company issued 252,228 shares of its common stock on January 13, 2017 and 215,768 shares of its common stock on February 1, 2017. All or a portion of each such issuance of shares is subject to vesting conditions based upon continued employment of certain recipients following closing of the acquisitions. These issuances were made in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act: Section 4(a)(2) of the Securities Act and Regulation D promulgated under the Securities Act.

ITEM 6.    SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for fiscal 2017, 2016 and 2015, and the selected consolidated balance sheet data as of January 31, 2017 and 2016 are derived from, and are qualified by reference to, the audited consolidated financial statements that are included in this Form 10-K. The consolidated statement of operations data for fiscal 2014 and 2013 and the consolidated balance sheet data as of January 31, 2015, 2014 and 2013 are derived from audited consolidated financial statements which are not included in this Form 10-K.

	Fiscal Year Ended January 31,
(in thousands, except per share data)	2017	2016	2015	2014	2013
Consolidated Statement of Operations
Revenues:
Subscription and support	$7,756,205	$6,205,599	$5,013,764	$3,824,542	$2,868,808
Professional services and other	635,779	461,617	359,822	246,461	181,387
Total revenues	8,391,984	6,667,216	5,373,586	4,071,003	3,050,195
Cost of revenues (1)(2):
Subscription and support	1,556,353	1,188,967	924,638	711,880	494,187
Professional services and other	677,686	465,581	364,632	256,548	189,392
Total cost of revenues	2,234,039	1,654,548	1,289,270	968,428	683,579
Gross profit	6,157,945	5,012,668	4,084,316	3,102,575	2,366,616
Operating expenses (1)(2):
Research and development	1,208,127	946,300	792,917	623,798	429,479
Marketing and sales	3,918,027	3,239,824	2,757,096	2,168,132	1,614,026
General and administrative	967,563	748,238	679,936	596,719	433,821
Operating lease termination resulting from purchase of 50 Fremont	0	(36,617)	0	0	0
Total operating expenses	6,093,717	4,897,745	4,229,949	3,388,649	2,477,326
Income (loss) from operations	64,228	114,923	(145,633)	(286,074)	(110,710)
Investment income	27,374	15,341	10,038	10,218	19,562
Interest expense	(88,988)	(72,485)	(73,237)	(77,211)	(30,948)
Other income (expense) (1)	9,072	(15,292)	(19,878)	(4,868)	(5,698)
Gain on sales of land and building improvements	0	21,792	15,625	0	0
Gains from acquisitions of strategic investments	13,697	0	0	0	0
Income (loss) before benefit from (provision for) income taxes	25,383	64,279	(213,085)	(357,935)	(127,794)
Benefit from (provision for) income taxes (3)	154,249	(111,705)	(49,603)	125,760	(142,651)
Net income (loss)	$179,632	$(47,426)	$(262,688)	$(232,175)	$(270,445)
Net income (loss) per share-basic and diluted (4):
Basic net income (loss) per share	$0.26	$(0.07)	$(0.42)	$(0.39)	$(0.48)
Diluted net income (loss) per share	$0.26	$(0.07)	$(0.42)	$(0.39)	$(0.48)
Shares used in computing basic net income (loss) per share	687,797	661,647	624,148	597,613	564,896
Shares used in computing diluted net income (loss) per share	700,217	661,647	624,148	597,613	564,896

	Fiscal Year Ended January 31,
(in thousands)	2017	2016	2015	2014	2013
(1) Amounts include amortization of purchased intangibles from business combinations, as follows:
Cost of revenues	$127,676	$80,918	$90,300	$109,356	$77,249
Marketing and sales	97,601	77,152	64,673	37,179	10,922
Other non-operating expense	2,491	3,636	0	0	0
(2) Amounts include stock-based expenses, as follows:
Cost of revenues	$107,457	$69,443	$53,812	$45,608	$33,757
Research and development	187,487	129,434	121,193	107,420	76,333
Marketing and sales	388,937	289,152	286,410	258,571	199,284
General and administrative	136,486	105,599	103,350	91,681	69,976
(3) Amounts include a $210.3 million tax benefit recorded during fiscal 2017 as a result of the release of a portion of the valuation allowance related to the Demandware, Inc. acquisition. See Note 11 “Income Taxes.”

(4)	Fiscal 2013 has been adjusted to reflect the four-for-one stock split effected through a stock dividend which occurred in April 2013.

	As of January 31,
(in thousands)	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities (4)	$2,208,887	$2,725,377	$1,890,284	$1,321,017	$1,758,285
(Negative) working capital (5)	(1,261,526)	114,318	19,296	(866,972)	(8,770)
Total assets (6)	17,584,923	12,762,920	10,654,053	9,096,124	5,516,200
Long-term obligations excluding deferred revenue (6)(7)	2,789,330	2,119,160	2,254,086	2,002,311	172,607
Accumulated deficit	(464,910)	(653,271)	(605,845)	(343,157)	(110,982)
Total stockholders’ equity	7,500,127	5,002,869	3,975,183	3,038,510	2,317,633

(4)	Excludes the restricted cash balance of $115.0 million as of January 31, 2015.

(5)
The Company considers all its marketable debt securities to be available to support current liquidity needs including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the consolidated balance sheets. For consistency in presentation, working capital in the table above as of January 31, 2016, 2015, 2014, and 2013 includes amounts previously in Marketable securities, noncurrent.

(6)
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability rather than as an asset. However, ASU 2015-03 does not address deferred issuance costs for line-of-credit arrangements; therefore, in August 2015, the FASB issued Accounting Standards Update No. 2015-15, “Interest-Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”). ASU 2015-15 allows an entity to defer debt issuance costs associated with line-of-credit arrangements, including arrangements with no outstanding borrowings, and classify them as an asset, and amortize them over the term of the arrangements. We adopted this standard retrospectively and reclassified all of our unamortized debt issuance costs previously reported in other assets, net to net against the respective debt liability balances. As a result of the reclassifications, total assets, working capital, long-term obligations excluding deferred revenue in the table above as of January 31, 2016, 2015, 2014 and 2013 were reclassified out of assets and netted against the long-term obligations.

(7)
Long-term obligations primarily excludes deferred revenue, noncurrent and includes the term loan entered into in July 2016 for $500.0 million, loan assumed on 50 Fremont, the 0.75% convertible senior notes issued in January 2010, the 0.25% convertible senior notes issued in March 2013, the term loan entered into in July 2013 which was subsequently paid off in fiscal 2016, and the revolving credit facility entered into in October 2014 and amended July 2016. At January 31, 2015, the 0.75% notes had matured and were no longer outstanding. At January 31, 2014 and 2013, the 0.75% notes were convertible and accordingly were classified as a current liability.

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
Overview
We are a leading provider of enterprise cloud computing solutions, with a focus on customer relationship management, or CRM. We introduced our first CRM solution in February 2000, and we have since expanded our service offerings with new editions, features and platform capabilities.
Our core mission is to help our customers transform by empowering them to connect with their customers in entirely new ways. Our Customer Success Platform - including sales force automation, customer service and support, marketing automation, digital commerce, community management, analytics, application development, Internet of Things (“IoT”) integration and collaborative productivity tools - provides the tools customers need to succeed in a digital world. Key elements of our strategy include:

•	extend existing service offerings;

•	cross sell and upsell;

•	expand into new horizontal markets;

•	target vertical markets and industries;

•	extend go-to-market capabilities;

•	reduce customer attrition; and

•	encourage the development of third-party applications on our cloud computing platforms.
In addition to the key elements of our business strategy described above, we evaluate opportunities to acquire or invest in complementary businesses, services and technologies and intellectual property rights. This evaluation resulted in a significant increase in our acquisition activity during fiscal 2017.
We believe the factors that will influence our ability to achieve our objectives include: our prospective customers’ willingness to migrate to enterprise cloud computing services; the availability, performance and security of our service; our ability to continue to release, and gain customer acceptance of new and improved features; our ability to successfully integrate acquired businesses and technologies; successful customer adoption and utilization of our service; acceptance of our service in markets where we have few customers; the emergence of additional competitors in our market and improved product offerings by existing and new competitors; the location of new data centers that we operate as well as the new locations of services provided by third-party cloud computing platform providers; third-party developers’ willingness to develop applications on our platforms; our ability to attract new personnel and retain and motivate current personnel; and general economic conditions which could affect our customers’ ability and willingness to purchase our services, delay the customers’ purchasing decision or affect attrition rates.
To address these factors, we will need to, among other things, continue to add substantial numbers of paying subscriptions, upgrade our customers to fully featured versions or arrangements such as an Enterprise License Agreement, provide high quality technical support to our customers, encourage the development of third-party applications on our platforms and continue to focus on retaining customers at the time of renewal. Our plans to invest for future growth include the continuation of the expansion of our data center capacity, the hiring of additional personnel, particularly in direct sales, other customer-related areas and research and development, the expansion of domestic and international selling and marketing activities, specifically in our top markets, continuing to develop our brands, the addition of distribution channels, the upgrade of our service offerings, the development of new services such as the introduction of our Analytics Cloud, Community Cloud, and IoT Cloud, the integration of new and acquired technologies such as Commerce Cloud, artificial intelligence technologies and Salesforce Quip, the expansion of our Marketing Cloud and Salesforce Platform (formerly App Cloud) core service offerings, and the additions to our global infrastructure to support our growth.

We also regularly evaluate acquisitions or investment opportunities in complementary businesses, joint ventures, services and technologies and intellectual property rights in an effort to expand our service offerings. We expect to continue to make such investments and acquisitions in the future and we plan to reinvest a significant portion of our incremental revenue in future periods to grow our business and continue our leadership role in the cloud computing industry. As part of our growth strategy, we are delivering innovative solutions in new categories, including analytics, e-commerce, artificial intelligence and the Internet of Things. We drive innovation organically and to a lesser extent through acquisitions, such as our July 2016 acquisition of Demandware, Inc. (“Demandware”), a digital commerce leader. We have a disciplined and thoughtful acquisition process where we routinely survey the industry landscape across a wide range of companies. As a result of our aggressive growth plans and integration of our previously acquired businesses, we have incurred significant expenses from equity awards and amortization of purchased intangibles, which have reduced our operating income. We remained focused on improving operating margins in fiscal 2017 and expect to remain similarly focused in fiscal 2018.
Our typical subscription contract term is 12 to 36 months, although terms range from one to 60 months, so during any fiscal reporting period only a subset of active subscription contracts is eligible for renewal. We calculate our attrition rate as of the end of each month. Our current attrition rate calculation does not include the Marketing and Commerce Cloud service offerings. Our attrition rate was between eight and nine percent during the fiscal year ended January 31, 2017, which is comparable to the eight and nine percent attrition rate during the same period a year ago. While it is difficult to predict, we expect our attrition rate to remain in this range as we continue to expand our enterprise business and invest in customer success and related programs.
We expect marketing and sales costs, which were 47 percent of our total revenues for the fiscal year ended January 31, 2017 and 49 percent for the same period a year ago, to continue to represent a substantial portion of total revenues in the future as we seek to grow our customer base, sell more products to existing customers, and build greater brand awareness.
In July 2016 we acquired Demandware, an industry-leading provider of enterprise cloud commerce solutions in the digital commerce market. We acquired Demandware to expand our position in customer relationship management and to pursue the digital commerce market segment with the new Salesforce Commerce Cloud. The financial results of Demandware are included in our consolidated financial statements from the date of acquisition. The total purchase price for Demandware was approximately $2.9 billion.

In July 2016, we entered into a credit agreement (the “Term Loan Credit Agreement”) which provides for a $500.0 million term loan (the “Term Loan”) that matures on July 11, 2019. All amounts borrowed under the Term Loan were used to pay a portion of the total purchase price for Demandware. Additionally, we entered into an Amended and Restated Credit Agreement (the “Revolving Loan Credit Agreement”) with Wells Fargo Bank, National Association, and certain other institutional lenders that increased our existing revolving credit facility dated October 2014 to $1.0 billion. As of January 31, 2017, there was $200.0 million of borrowings outstanding under the revolving credit facility.

In August 2016, we acquired the outstanding stock of Quip, Inc. (“Quip”). Quip combines content and communication to create living documents to allow work-teams to write, edit and discuss documents, spreadsheets and checklists in a single experience. The total purchase price for Quip was approximately $412.0 million.

In November 2016, we acquired the outstanding stock of Krux Digital, Inc. (“Krux”). Krux is a leading data management platform that unifies, segments and activates audiences to increase engagement with users, prospects and customers. The total purchase price for Krux was approximately $741.8 million.

Prior to these and other acquisitions during fiscal 2017, our most significant acquisition was ExactTarget, Inc in fiscal 2014.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2017, for example, refer to the fiscal year ending January 31, 2017.
Operating Segments
We operate as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, who in our case is the chief executive officer, in deciding how to allocate resources and assess performance. Over the past few years, including fiscal 2017, we have completed a number of acquisitions. These acquisitions have allowed us to expand our offerings, presence and reach in various market segments of the enterprise cloud computing market. While we have offerings in multiple enterprise cloud computing market segments, including as a result of the Company's acquisitions, our business operates in one operating segment because the majority of our offerings operate on a single platform and are deployed in an identical way, and our chief operating decision maker evaluates our financial information and resources and assesses the performance of these resources on a consolidated basis. Since we operate as one operating segment, all required financial segment information can be found in the consolidated financial statements.
Sources of Revenues
We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our enterprise cloud computing services and from customers paying for additional support beyond the standard support that is included in the basic subscription fees; and (2) related professional services such as process mapping, project management, implementation services and other revenue. “Other revenue” consists primarily of training fees. Subscription and support revenues accounted for approximately 92 percent of our total revenues for fiscal 2017. Subscription revenues are driven primarily by the number of paying subscribers, varying service types, the price of our service and renewals. We define a “customer” as a separate and distinct buying entity (e.g., a company, a distinct business unit of a large corporation, a partnership, etc.) that has entered into a contract to access our enterprise cloud computing services. We define a “subscription” as a unique user account purchased by a customer for use by its employees or other customer-authorized users, and we refer to each such user as a “subscriber.” The number of paying subscriptions at each of our customers ranges from one to hundreds of thousands. None of our customers accounted for more than five percent of our revenues during fiscal 2017, 2016 or 2015.
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
Professional services and other revenues consist of fees associated with consulting and implementation services and training. Our consulting and implementation engagements are billed on a time and materials, fixed fee or subscription basis. We also offer a number of training classes on implementing, using and administering our service that are billed on a per person, per class basis. Our typical professional services payment terms provide that our customers pay us within 30 days of invoice.
In determining whether professional services can be accounted for separately from subscription and support revenues, we consider a number of factors, which are described in “Critical Accounting Policies and Estimates—Revenue Recognition” below.
Revenue by Cloud Service Offering
The information below is provided on a supplemental basis to give additional insight into the revenue performance of our individual core service offerings.
All of the cloud offerings that we offer to customers are grouped into four major core cloud service offerings. Subscription and support revenues consisted of the following (in millions):

	Fiscal Year Ended January 31,
	2017	2016	2015	Variance- Percent FY'17 and FY'16	Variance- Percent FY'16 and FY'15
Sales Cloud	$3,060.6	$2,699.0	$2,443.0	13%	10%
Service Cloud	2,320.7	1,817.8	1,320.2	28%	38%
Salesforce Platform and Other	1,441.6	1,034.7	745.3	39%	39%
Marketing Cloud	933.3	654.1	505.3	43%	29%
Total	$7,756.2	$6,205.6	$5,013.8

Subscription and support revenues from the Analytics Cloud, Community Cloud, IoT Cloud, Commerce Cloud and Salesforce Quip were not significant. Analytics Cloud, IoT Cloud and Salesforce Quip revenue is included with Salesforce Platform and Other in the table above. Community Cloud revenue is included in either Sales Cloud, Service Cloud or Salesforce Platform and Other revenue depending on the primary service offering purchased. Commerce Cloud revenue, resulting from our Demandware acquisition in July 2016, is included in Marketing Cloud. As required under U.S. generally accepted accounting principles (“U.S. GAAP”), we recorded deferred revenue related to acquired contracts from Demandware at fair value. As a result, we did not recognize certain revenues related to these acquired contracts that Demandware would have otherwise recorded as an independent entity. Of the $933.3 million subscription and support revenue for Marketing Cloud for the fiscal year 2017, approximately 11 percent was attributed to our Demandware acquisition. To the extent Demandware contracts are renewed following the acquisition, we will recognize the revenues for the full values of the contracts over the respective contractual periods.
In situations where a customer purchases multiple cloud offerings, such as through an Enterprise License Agreement, we allocate the contract value to each core service offering based on the customer’s estimated product demand plan and the service that was provided at the inception of the contract. We do not update these allocations based on actual product usage during the term of the contract. We have allocated approximately 13 percent of our total subscription and support revenues for fiscal 2017 and 10 percent for fiscal 2016, based on customers’ estimated product demand plans and these allocated amounts are included in the table above.
Additionally, some of our service offerings have similar features and functions. For example, customers may use the Sales Cloud, the Service Cloud or our Salesforce Platform to record account and contact information, which are similar features across these core service offerings. Depending on a customer’s actual and projected business requirements, more than one core service offering may satisfy the customer’s current and future needs. We record revenue based on the individual products ordered by a customer, and not according to the customer’s business requirements and usage. In addition, as we introduce new features and functions within each offering and refine our allocation methodology for changes in our business, we do not expect it to be practical to adjust historical revenue results by core service offering for comparability. Accordingly, comparisons of revenue performance by service offering over time may not be meaningful.
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

Seasonal Nature of Deferred Revenue, Accounts Receivable and Operating Cash Flow
Deferred revenue primarily consists of billings to customers for our subscription service. Over 90 percent of the value of our billings to customers is for our subscription and support service. We generally invoice our customers in annual cycles. Approximately 80 percent of all subscription and support invoices were issued with annual terms during fiscal 2017, which is consistent with fiscal 2016. Occasionally, we bill customers for their multi-year contract on a single invoice which results in an increase in noncurrent deferred revenue. We typically issue renewal invoices in advance of the renewal service period, and depending on timing, the initial invoice for the subscription and services contract and the subsequent renewal invoice may occur in different quarters. This may result in an increase in deferred revenue and accounts receivable. There is a disproportionate weighting towards annual billings in the fourth quarter, primarily as a result of large enterprise account buying patterns. Our fourth quarter has historically been our strongest quarter for new business and renewals. The year on year compounding effect of this seasonality in both billing patterns and overall new and renewal business causes the value of invoices that we generate in the fourth quarter for both new business and renewals to increase as a proportion of our total annual billings. Accordingly, because of this billing activity, our first quarter is our largest collections and operating cash flow quarter.

The sequential quarterly changes in accounts receivable, related deferred revenue and operating cash flow during the first three quarters of our fiscal year are not necessarily indicative of the billing activity that occurs in the fourth quarter as displayed below (in thousands, except unbilled deferred revenue):

	January 31, 2017	October 31, 2016	July 31, 2016	April 30, 2016
Fiscal 2017
Accounts receivable, net	$3,196,643	$1,281,425	$1,323,114	$1,192,965
Deferred revenue, current and noncurrent	5,542,802	3,495,133	3,823,561	4,006,914
Operating cash flow (1)	706,146	154,312	250,678	1,051,062
Unbilled deferred revenue (2)	9.0 bn	8.6 bn	8.0 bn	7.6 bn

	January 31, 2016	October 31, 2015	July 31, 2015	April 30, 2015
Fiscal 2016
Accounts receivable, net	$2,496,165	$1,060,726	$1,067,799	$926,381
Deferred revenue, current and noncurrent	4,291,553	2,846,510	3,034,991	3,056,820
Operating cash flow (1)	470,208	162,514	304,278	735,081
Unbilled deferred revenue (2)	7.1 bn	6.7 bn	6.2 bn	6.0 bn

	January 31, 2015	October 31, 2014	July 31, 2014	April 30, 2014
Fiscal 2015
Accounts receivable, net	$1,905,506	$794,590	$834,323	$684,155
Deferred revenue, current and noncurrent	3,321,449	2,223,977	2,352,904	2,324,615
Operating cash flow (1)	336,506	123,732	239,078	482,128
Unbilled deferred revenue (2)	5.7 bn	5.4 bn	5.0 bn	4.8 bn

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

Unbilled Deferred Revenue, an Operational Measure
The U.S. GAAP deferred revenue balance on our consolidated balance sheet does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Unbilled deferred revenue is an operational measure that represents future billings under our subscription agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue. Unbilled deferred revenue amounts by quarter are reflected in the table above. Our typical contract length is between 12 and 36 months. We expect that the amount of unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of large customer subscription agreements, varying billing cycles of subscription agreements, the specific timing of customer renewals, foreign currency fluctuations, the timing of when unbilled deferred revenue is to be recognized as revenue, and changes in customer financial circumstances. For multi-year subscription agreements billed annually, the associated unbilled deferred revenue is typically high at the beginning of the contract period, zero just prior to renewal, and increases if the agreement is renewed. Low unbilled deferred revenue attributable to a particular subscription agreement is often associated with an impending renewal and may not be an indicator of the likelihood of renewal or future revenue from such customer. Accordingly, we expect that the amount of aggregate unbilled deferred revenue will change from year-to-year depending in part upon the number and dollar amount of subscription agreements at particular stages in their renewal cycle. Such fluctuations are not a reliable indicator of future revenues. Unbilled deferred revenue does not include minimum revenue commitments from indirect sales channels, as we recognize revenue, deferred revenue, and any unbilled deferred revenue upon sell-through to an end user customer. Unbilled deferred revenue also does not include any estimates for overage billings above a customer's minimum commitment.

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
During fiscal 2017, we recognized stock-based expense of $820.4 million. As of January 31, 2017, the aggregate stock compensation remaining to be amortized to costs and expenses was $2.6 billion. We expect this stock compensation balance to be amortized as follows: $980.5 million during fiscal 2018; $762.9 million during fiscal 2019; $540.5 million during fiscal 2020; $249.7 million during fiscal 2021; $17.4 million during fiscal 2022; $17.2 million during fiscal 2023; $8.0 million during fiscal 2024. The expected amortization reflects only outstanding stock awards as of January 31, 2017 and assumes no forfeiture activity. We expect to continue to issue stock-based awards to our employees in future periods.
Amortization of Purchased Intangibles from Business Combinations. Our cost of revenues and operating expenses include amortization of acquisition-related intangible assets, such as the amortization of the cost associated with an acquired company’s research and development efforts, trade names, customer lists and customer relationships. We expect this expense to fluctuate as we acquire more companies.
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
Professional Services and Other Revenues
Our professional services contracts are either on a time and materials, fixed-fee or subscription basis. As discussed below, these revenues are recognized as the services are rendered for time and materials contracts, and when the milestones are achieved and accepted by the customer or on a proportional performance basis for fixed price contracts and ratably over the contract term for subscription professional services. The milestone method for revenue recognition is used when there is substantive uncertainty at the date the contract is entered into whether the milestone will be achieved. Training revenues are recognized after the services are performed.
Multiple Deliverable Arrangements
We enter into arrangements with multiple deliverables that generally include multiple subscriptions, premium support, and professional services. If the deliverables have standalone value at contract inception, we account for each deliverable separately. Subscription services have standalone value as such services are often sold separately. In determining whether professional services have standalone value, we consider the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the professional services work. To date, we have concluded that all of the professional services included in multiple deliverable arrangements executed have standalone value.
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

During fiscal 2017, we deferred $462.0 million of commission expenditures and we amortized $371.5 million to sales expense. During fiscal 2016, we deferred $380.0 million of commission expenditures and we amortized $319.1 million to sales expense. Deferred commissions on our consolidated balance sheets totaled $539.6 million at January 31, 2017 and $449.1 million at January 31, 2016.

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
Stock-Based Expense. We recognize stock-based expenses related to stock options and restricted stock awards on a straight-line basis, net of estimated forfeitures, over the requisite service period of the awards, which is generally the vesting term of four years. We recognize stock-based expenses related to shares issued pursuant to our 2004 Employee Stock Purchase Plan (“ESPP”) on a straight-line basis over the offering period, which is 12 months.

Stock-based expenses related to performance share grants are measured based on grant date fair value and expensed on a straight-line basis over the service period of the awards, which is generally the vesting term of three years.

We, at times, grant unvested restricted shares to employee stockholders of certain acquired companies in lieu of cash consideration. These awards are generally subject to continued post-acquisition employment, and as a result, we have accounted for them as post-acquisition stock-based expense. We recognize stock-based expenses equal to the grant date fair value of the restricted stock awards on a straight-line basis over the requisite service period of the awards.
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
In the event that we acquire an entity in which we previously held a strategic investment, the difference between the fair value of the shares as of the date of the acquisition and the carrying value of the strategic investment is recorded as a gain or loss and disclosed separately within the statements of operations.

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
Strategic Investments. We hold strategic investments in marketable equity securities and non-marketable debt and equity securities in which we do not have a controlling interest or significant influence, as defined in Accounting Standards Codification 323 (“ASC 323”), Investments - Equity Method and Joint Ventures. Marketable equity securities are measured using quoted prices in their respective active markets and non-marketable debt and equity securities are recorded at cost. If, based on the terms of our ownership of these marketable and non-marketable securities, we determine that we exercise significant influence on the entity to which these marketable and non-marketable securities relate, we apply the equity method of accounting for such investments.
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

Results of Operations
The following tables set forth selected data for each of the periods indicated (in thousands):

	Fiscal Year Ended January 31,
	2017	As a % of Total Revenues	2016	As a % of Total Revenues	2015	As a % of Total Revenues
Revenues:
Subscription and support	$7,756,205	92%	$6,205,599	93%	$5,013,764	93%
Professional services and other	635,779	8	461,617	7	359,822	7
Total revenues	8,391,984	100	6,667,216	100	5,373,586	100
Cost of revenues (1)(2):
Subscription and support	1,556,353	19	1,188,967	18	924,638	17
Professional services and other	677,686	8	465,581	7	364,632	7
Total cost of revenues	2,234,039	27	1,654,548	25	1,289,270	24
Gross profit	6,157,945	73	5,012,668	75	4,084,316	76
Operating expenses (1)(2):
Research and development	1,208,127	14	946,300	14	792,917	15
Marketing and sales	3,918,027	47	3,239,824	49	2,757,096	51
General and administrative	967,563	11	748,238	11	679,936	13
Operating lease termination resulting from purchase of 50 Fremont	0	0	(36,617)	(1)	0	0
Total operating expenses	6,093,717	72	4,897,745	73	4,229,949	79
Income (loss) from operations	64,228	1	114,923	2	(145,633)	(3)
Investment income	27,374	0	15,341	0	10,038	0
Interest expense	(88,988)	(1)	(72,485)	(1)	(73,237)	(1)
Other income (expense) (1)	9,072	0	(15,292)	0	(19,878)	0
Gain on sales of land and building improvements	0	0	21,792	0	15,625	0
Gains from acquisitions of strategic investments	13,697	0	0	0	0	0
Income (loss) before benefit from (provision for) income taxes	25,383	0	64,279	1	(213,085)	(4)
Benefit from (provision for) income taxes (3)	154,249	2	(111,705)	(2)	(49,603)	(1)
Net income (loss)	$179,632	2%	$(47,426)	(1)%	$(262,688)	(5)%
(1) Cost of revenues and marketing and sales expenses include the following amounts related to amortization of purchased intangibles from business combinations (in thousands):

	Fiscal Year Ended January 31,
	2017	As a % of Total Revenues	2016	As a % of Total Revenues	2015	As a % of Total Revenues
Cost of revenues	$127,676	2%	$80,918	1%	$90,300	2%
Marketing and sales	97,601	1	77,152	1	64,673	1
Other non-operating expense	2,491	0	3,636	0	0	0

(2) Cost of revenues and operating expenses include the following amounts related to stock-based expenses (in thousands):

	Fiscal Year Ended January 31,
	2017	As a % of Total Revenues	2016	As a % of Total Revenues	2015	As a % of Total Revenues
Cost of revenues	$107,457	1%	$69,443	1%	$53,812	1%
Research and development	187,487	2	129,434	2	121,193	2
Marketing and sales	388,937	5	289,152	4	286,410	5
General and administrative	136,486	2	105,599	2	103,350	2

(3) Amounts include a $210.3 million tax benefit recorded during fiscal 2017 as a result of the partial release of the valuation allowance related to the Demandware, Inc. acquisition. See Note 11 “Income Taxes.”

	As of January 31,
	2017	2016
Selected Balance Sheet Data (in thousands):
Cash, cash equivalents and marketable securities	$2,208,887	$2,725,377
Deferred revenue, current and noncurrent	5,542,802	4,291,553
Unbilled deferred revenue (an operational measure)	9,000,000	7,100,000
Principal due on our outstanding debt obligations	2,050,000	1,350,000
Unbilled deferred revenue was approximately $9.0 billion as of January 31, 2017 and $7.1 billion as of January 31, 2016. Unbilled deferred revenue represents future billings under our non-cancelable subscription agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue. The January 31, 2017 balance includes approximately $450.0 million related to Demandware, which we acquired in July 2016.
Fiscal Years Ended January 31, 2017 and 2016
Revenues.

	Fiscal Year Ended January 31,		Variance
(in thousands)	2017	2016	Dollars	Percent
Subscription and support	$7,756,205	$6,205,599	$1,550,606	25%
Professional services and other	635,779	461,617	174,162	38%
Total revenues	$8,391,984	$6,667,216	$1,724,768	26%
Total revenues were $8.4 billion for fiscal 2017, compared to $6.7 billion during the same period a year ago, an increase of $1.7 billion, or 26 percent. Subscription and support revenues were $7.8 billion, or 92 percent of total revenues, for fiscal 2017, compared to $6.2 billion, or 93 percent of total revenues, during the same period a year ago, an increase of $1.6 billion, or 25 percent. The increase in subscription and support revenues in fiscal 2017 was primarily caused by volume-driven increases from new business, which includes new customers, upgrades and additional subscriptions from existing customers. Revenue resulting from our July 2016 acquisition of Demandware contributed $120.4 million to total revenues for fiscal 2017. Revenues from other acquired businesses in fiscal 2017 were not material. We continue to invest in a variety of customer programs and initiatives, which, along with increasing enterprise adoption, have helped keep our attrition rate consistent as compared to the prior year. Our attrition rate also played a role in the increase in subscription and support revenues. Changes in our pricing have not been a significant driver of revenue growth for the periods presented. Professional services and other revenues were $635.8 million, or eight percent of total revenues, for fiscal 2017, compared to $461.6 million, or seven percent of total revenues, for the same period a year ago, an increase of $174.2 million, or 38 percent. The increase is primarily due to the growth in our subscription professional services.

Revenues by geography were as follows (in thousands):

	Fiscal Year Ended January 31,
	2017	2016	2015
Americas	$6,224,971	$4,910,745	$3,868,329
Europe	1,373,547	1,162,808	984,919
Asia Pacific	793,466	593,663	520,338
	$8,391,984	$6,667,216	$5,373,586

	Fiscal Year Ended January 31,
	2017	2016	2015
Revenues by geography:
Americas	74%	74%	72%
Europe	16	17	18
Asia Pacific	10	9	10
	100%	100%	100%
Revenues in Europe and Asia Pacific accounted for $2.2 billion, or 26 percent of total revenues, for fiscal 2017, compared to $1.8 billion, or 26 percent of total revenues, during the same period a year ago, an increase of $410.5 million, or 23 percent. The increase in revenues on a total dollar basis outside of the Americas was the result of the increasing acceptance of our service, our focus on marketing our services internationally, additional resources and consistent attrition rates as a result of the reasons stated above. Revenues outside of the Americas increased on a total dollar basis in fiscal 2017 despite an overall strengthening of the U.S. dollar, which reduced aggregate international revenues by $103.8 million compared to fiscal 2016.
Americas revenue attributed to the United States was approximately 96 percent, 95 percent and 94 percent for fiscal 2017, 2016 and 2015, respectively. No other country represented more than ten percent of total revenue during fiscal 2017, 2016 or 2015.

Cost of Revenues.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2017	2016
Subscription and support	$1,556,353	$1,188,967	$367,386
Professional services and other	677,686	465,581	212,105
Total cost of revenues	$2,234,039	$1,654,548	$579,491
Percent of total revenues	27%	25%
Cost of revenues was $2.2 billion, or 27 percent of total revenues, for fiscal 2017, compared to $1.7 billion, or 25 percent of total revenues, during the same period a year ago, an increase of $579.5 million. The increase in absolute dollars was primarily due to an increase of $240.9 million in employee-related costs, an increase of $38.0 million in stock-based expenses, an increase of $162.4 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of $23.5 million in professional and outside services, an increase of amortization of purchased intangibles of $46.8 million, an increase in depreciation of equipment of $16.2 million and an increase in allocated overhead of $35.9 million. We have increased our headcount by 34 percent since January 31, 2016 to meet the higher demand for services from our customers and as a result of our fiscal 2017 acquisitions. We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity. Additionally, the amortization of purchased intangible assets may increase as we acquire additional businesses and technologies. We also plan to add additional employees in our professional services group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues in future periods.
The cost of professional services and other revenues exceeded the related revenue during fiscal 2017 and fiscal 2016 by $41.9 million and $4.0 million, respectively. The increase is primarily due to the growth in our headcount as well as the increase in employee costs for our subscription professional services employees. We expect the cost of professional services to continue to exceed revenue from professional services in future fiscal years. We believe that this investment in professional services facilitates the adoption of our service offerings.

Operating Expenses.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2017	2016
Research and development	$1,208,127	$946,300	$261,827
Marketing and sales	3,918,027	3,239,824	678,203
General and administrative	967,563	748,238	219,325
Operating lease termination resulting from purchase of 50 Fremont	0	(36,617)	36,617
Total operating expenses	6,093,717	4,897,745	1,195,972
Percent of total revenues	72%	73%
Research and development expenses were $1.2 billion, or 14 percent of total revenues, for fiscal 2017, compared to $946.3 million, or 14 percent of total revenues, during the same period a year ago, an increase of $261.8 million. The increase in absolute dollars was primarily due to an increase of $173.2 million in employee-related costs, an increase of $58.1 million in stock-based expense, an increase of $28.1 million in development and test data center expense, and an increase in allocated overhead. We increased our research and development headcount by 35 percent since January 31, 2016 in order to improve and extend our service offerings and develop new technologies as a result of our fiscal 2017 acquisitions. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to invest in additional employees and technology to support the development of new, and improve existing, technologies and the integration of acquired technologies.
Marketing and sales expenses were $3.9 billion, or 47 percent of total revenues, for fiscal 2017, compared to $3.2 billion, or 49 percent of total revenues, during the same period a year ago, an increase of $678.2 million. The increase in absolute dollars was primarily due to increases of $484.3 million in employee-related costs, including amortization of deferred commissions, $34.7 million in advertising expense, $20.4 million in amortization of purchased intangibles, $99.8 million stock-based expense and $36.5 million in allocated overhead. Our marketing and sales headcount increased by 24 percent since January 31, 2016. The increase in headcount was also attributable to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.
General and administrative expenses were $967.6 million, or 11 percent of total revenues, for fiscal 2017, compared to $748.2 million, or 11 percent of total revenues, during the same period a year ago, an increase of $219.3 million. The increase was primarily due to an increase of $175.2 million in employee-related costs, an increase of $30.9 million in stock-based expense and an increase in professional and outside services. Our general and administrative headcount increased by 22 percent since January 31, 2016 as we added personnel to support our growth.
In connection with the purchase of 50 Fremont, we recognized a net non-cash gain in fiscal 2016 totaling approximately $36.6 million on the termination of the lease signed in January 2012.
Other income and expense.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2017	2016
Investment income	$27,374	$15,341	$12,033
Interest expense	(88,988)	(72,485)	(16,503)
Other income (expense)	9,072	(15,292)	24,364
Gain on sales of land and building improvements	0	21,792	(21,792)
Gains from acquisitions of strategic investments	13,697	0	13,697
Investment income consists of income on our cash and marketable securities balances. Investment income was $27.4 million for fiscal 2017 and was $15.3 million during the same period a year ago. The increase was due to both realized gains resulting from the sales of marketable securities as well as higher interest income across our portfolio.
Interest expense consists of interest on our convertible senior notes, capital leases, financing obligation related to 350 Mission, the loan assumed on 50 Fremont, revolving credit facility and the $500.0 million term loan that was entered into in connection with our acquisition of Demandware. Interest expense was $89.0 million for fiscal 2017 and was $72.5 million during the same period a year ago. The increase was primarily due to the term loan in fiscal 2017 associated with the Demandware purchase and our outstanding balance in our revolving facility in in fiscal 2017.
Other income (expense) primarily consists of non-operating transactions such as strategic investments fair market value adjustments, gains and losses from foreign exchange rate fluctuations and real estate transactions.
Gain on sales of land and building improvements consists of the gain the company recognized from sales of undeveloped real estate and a portion of associated perpetual parking rights in San Francisco, California. Gain on sales of land and building improvements, net of closing costs, was $21.8 million during fiscal 2016.
Gains from acquisitions of strategic investments represents gains on sales of strategic investments when we acquire an entity in which we previously held a strategic investment. The difference between the fair value of the shares as of the date of the acquisition and the carrying value of the strategic investment is recorded as a gain or loss and disclosed separately within the statements of operations.
Benefit from (provision for) income taxes.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2017	2016
Benefit from (provision for) income taxes	$154,249	$(111,705)	$265,954
Effective tax rate	(608)%	174%
We reported a tax benefit of $154.2 million on a pretax income of $25.4 million, which resulted in a negative effective tax rate of 608 percent for fiscal 2017. The most significant component of this tax amount was the tax benefit of $210.3 million from a partial release of the valuation allowance in connection with the acquisition of Demandware. The net deferred tax liability from the acquisition of Demandware provided a source of additional income to support the realizability of our preexisting deferred tax assets and as a result, we released a portion of our tax valuation allowance. The tax benefit associated with the release of the valuation allowance was partially offset by income taxes in profitable jurisdictions outside the United States. Additionally, as a result of early adopting Accounting Standards Update No. 2016-09, “Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting” (“ASU 2016-09”) and our valuation allowance position, we did not record significant U.S. current income tax expense.
We recorded a tax provision of $111.7 million with a pretax income of $64.3 million, which resulted in an effective tax rate of 174 percent for fiscal 2016. We had a tax provision in profitable jurisdictions outside the United States and current tax expense in the United States. We had U.S. current tax expense as a result of taxable income before considering certain excess tax benefits from stock options and vesting of restricted stock.

We regularly assess the realizability of our deferred tax assets and establish a valuation allowance if it is more-likely-than-not that some or all of our deferred tax assets will not be realized. We evaluate and weigh all available positive and negative evidence such as historic results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years. We will adjust our valuation allowance in the event sufficient positive evidence overcomes the negative evidence of losses in recent years, for example, if the trend in increasing taxable income continues. Our valuation allowance could contribute to the volatility of our effective tax rate and is difficult to forecast in future periods.

Fiscal Years Ended January 31, 2016 and 2015
Revenues.

	Fiscal Year Ended January 31,		Variance
(in thousands)	2016	2015	Dollars	Percent
Subscription and support	$6,205,599	$5,013,764	$1,191,835	24%
Professional services and other	461,617	359,822	101,795	28%
Total revenues	$6,667,216	$5,373,586	$1,293,630	24%
Total revenues were $6.7 billion for fiscal 2016, compared to $5.4 billion for fiscal 2015, an increase of $1.3 billion, or 24 percent. Subscription and support revenues were $6.2 billion, or 93 percent of total revenues, for fiscal 2016, compared to $5.0 billion, or 93 percent of total revenues for fiscal 2015, an increase of $1.2 billion, or 24 percent. The increase in subscription and support revenues in fiscal 2016 was primarily attributable to volume-driven increases from new business, which includes new customers, upgrades and additional subscriptions from existing customers. Our attrition rate, which was favorable compared to the prior year, also played a role in the increase in subscription and support revenues. Changes in the net price per user per month were not a significant driver of revenue growth for the periods presented. Professional services and other revenues were $461.6 million, or seven percent of total revenues, for fiscal 2016, compared to $359.8 million, or seven percent of total revenues, for the same period a year ago, an increase of $101.8 million, or 28 percent.
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
Cost of revenues was $1.7 billion, or 25 percent of total revenues, for fiscal 2016, compared to $1.3 billion, or 24 percent of total revenues, for fiscal 2015, an increase of $365.3 million. The increase in absolute dollars was primarily due to an increase of $127.9 million in employee-related costs, an increase of $15.6 million in stock-based expenses, an increase of $137.2 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of $40.6 million in professional and outside services, an increase in depreciation of equipment and an increase in allocated overhead, offset by a decrease of $9.4 million in amortization of purchased intangibles. Our headcount increased by 34 percent in fiscal 2016 to meet the higher demand for services from our customers.
The cost of professional services and other revenues exceeded the related revenue during fiscal 2016 by $4.0 million as compared to $4.8 million for fiscal 2015.

Operating Expenses.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2016	2015
Research and development	$946,300	$792,917	$153,383
Marketing and sales	3,239,824	2,757,096	482,728
General and administrative	748,238	679,936	68,302
Operating lease termination resulting from purchase of 50 Fremont	(36,617)	0	(36,617)
Total operating expenses	$4,897,745	$4,229,949	$667,796
Percent of total revenues	73%	79%
Research and development expenses were $946.3 million, or 14 percent of total revenues, for fiscal 2016, compared to $792.9 million, or 15 percent of total revenues, for fiscal 2015, an increase of $153.4 million. The increase in absolute dollars was primarily due to an increase of $114.0 million in employee-related costs, an increase of $8.2 million in stock-based expense, an increase of $18.2 million in development and test data center expense, and an increase in allocated overhead. Our research and development headcount increased by 16 percent in fiscal 2016 in order to improve and extend our service offerings and develop new technologies.
Marketing and sales expenses were $3.2 billion, or 49 percent of total revenues, for fiscal 2016, compared to $2.8 billion, or 51 percent of total revenues, for fiscal 2015, an increase of $482.7 million. The increase in absolute dollars was primarily due to increases of $304.7 million in employee-related costs, including amortization of deferred commissions, $112.0 million in advertising expense, $12.5 million in amortization of purchased intangibles, $2.7 million stock-based expense and $40.4 million in allocated overhead. Our marketing and sales headcount increased by 21 percent in fiscal 2016. The increase in headcount was primarily attributable to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.
General and administrative expenses were $748.2 million, or 11 percent of total revenues, for fiscal 2016, compared to $679.9 million, or 13 percent of total revenues, for fiscal 2015, an increase of $68.3 million. The increase was primarily due to an increase of $39.0 million in employee-related costs, an increase of $8.1 million in bad debt expense, an increase of $2.2 million in stock-based expense and an increase in professional and outside services. Our general and administrative headcount increased by 16 percent in fiscal 2016 as we added personnel to support our growth.
In connection with the purchase of 50 Fremont, we recognized in fiscal 2016 a net non-cash gain totaling approximately $36.6 million on the termination of the lease signed in January 2012.
Other income and expense.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2016	2015
Investment income	$15,341	$10,038	$5,303
Interest expense	(72,485)	(73,237)	752
Other expense	(15,292)	(19,878)	4,586
Gain on sales of land and building improvements	21,792	15,625	6,167
Investment income consists of income on our cash and marketable securities balances. Investment income was $15.3 million for fiscal 2016 and was $10.0 million for fiscal 2015. The increase was primarily due to the increase in cash, cash equivalent and marketable securities balances.
Interest expense consists of interest on our convertible senior notes, capital leases, term loan and revolving credit facility. Interest expense, net of interest costs capitalized, was $72.5 million for fiscal 2016 and was $73.2 million during fiscal 2015. The decrease was primarily due to the payment of our revolving credit facility in 2015.
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

Gain on sales of land and building improvements consists of the gain we recognized from sales of undeveloped real estate and a portion of associated perpetual parking rights in San Francisco, California. Gain on sales of land and building improvements, net of closing costs, was $21.8 million for fiscal 2016 and was $15.6 million for fiscal 2015.
Provision for income taxes.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2016	2015
Provision for income taxes	$(111,705)	$(49,603)	$(62,102)
Effective tax rate	174%	(23)%
We reported a tax provision of $111.7 million on a pretax income of $64.3 million, which resulted in an effective tax rate of 174 percent for fiscal 2016. We had a tax provision in profitable jurisdictions outside the United States and current tax expense in the United States. We had U.S. current tax expense as a result of taxable income before considering certain excess tax benefits from stock options and vesting of restricted stock.
We recorded a tax provision of $49.6 million on a pretax loss of $213.1 million, which resulted in a negative effective tax rate of 23 percent for fiscal 2015. We had a tax provision primarily due to income taxes in profitable jurisdictions outside the United States, which was partially offset by tax benefits from losses incurred by ExactTarget in certain state jurisdictions.

Liquidity and Capital Resources
At January 31, 2017, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $2.2 billion and accounts receivable of $3.2 billion.

Net cash provided by operating activities was $2.2 billion during fiscal 2017 and $1.7 billion during the same period a year ago. Net cash provided by operating activities was $1.7 billion during fiscal 2016 and $1.2 billion in fiscal 2015. Cash provided by operating activities has historically been affected by the amount of net income adjusted for non-cash expense items such as depreciation and amortization; amortization of purchased intangibles from business combinations; amortization of debt discount; discrete items such as the non-cash gain from the termination of the 50 Fremont lease; the expense associated with stock-based awards; gains on sales of strategic investments; the timing of employee related costs including commissions and bonus payments; the timing of payments against accounts payable, accrued expenses and other current liabilities; the timing of collections from our customers, which is our largest source of operating cash flows; the timing of business combination activity and the related integration and transaction costs; and changes in working capital accounts. Net cash provided by operating activities was also impacted by payments made during fiscal 2017 for the transaction fees related to the acquisitions we completed during the year.

Our working capital accounts consist of cash, cash equivalents and marketable securities, accounts receivable, deferred commissions, prepaid assets and other current assets. Claims against working capital include accounts payable, accrued expenses, deferred revenue, and other current liabilities and payments related to our debt obligations. Our working capital may be impacted by factors in future periods such as billings to customers for subscriptions and support services and the subsequent collection of those billings, certain amounts and timing of which are seasonal. Our working capital in some quarters, may be impacted by adverse foreign currency exchange rate movements. Our billings are also influenced by new business linearity within the quarters and across quarters.
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

Net cash used in investing activities was $2.7 billion during fiscal 2017 and $1.5 billion during the same period a year ago. The net cash used in investing activities during fiscal 2017 primarily related to business combinations with the largest being the acquisition of Demandware in July 2016, purchases of marketable securities of approximately $1.1 billion, new office build-outs and strategic and capital investments, which were offset by the cash inflows for the period from sales and maturities of marketable securities of $2.0 billion. Net cash used in investing activities was $1.5 billion during fiscal 2016 and $698.4 million during fiscal 2015. The net cash used in investing activities during fiscal 2016 primarily related to capital expenditures, strategic investments, business combinations, purchase of 50 Fremont land and building, new office build-outs, investment of cash balances offset by proceeds from sales and maturities of marketable securities and proceeds from sales of Mission Bay land and the use of restricted cash to purchase 50 Fremont land and building.

Net cash provided by financing activities was $997.7 million during fiscal 2017 as compared to net cash provided by financing activities of $73.2 million during the same period a year ago. Net cash provided by financing activities during fiscal 2017 consisted primarily of $748.8 million proceeds from borrowings under our revolving credit facility, $495.6 million of proceeds from the Term Loan, net of loan fees, $401.5 million from proceeds from equity plans and the reclassification of excess tax benefits from employee stock plans to cash flows from operating activities due to the early adoption of ASU 2016-09 offset by $98.2 million of principal payments on capital leases and $550.0 million payment of our revolving credit facility. Net cash provided by financing activities was $73.2 million during fiscal 2016 as compared to net cash used in financing activities of $318.2 million during fiscal 2015. Net cash provided by financing activities during fiscal 2016 consisted primarily of $455.5 million from proceeds from equity plan offset by $82.3 million of principal payments on capital leases and $300.0 million payment of our revolving credit facility. During fiscal 2015, we repaid the convertible senior notes that matured.

In March 2013, we issued at par value $1.15 billion of 0.25% convertible senior notes (the “0.25% Senior Notes”), due April 1, 2018, unless earlier purchased by us or converted. The 0.25% Senior Notes will be convertible if during any 20 trading days during the 30 consecutive trading days of any fiscal quarter, our common stock trades at a price exceeding 130% of the conversion price of $66.44 per share applicable to the 0.25% Senior Notes. The 0.25% Senior Notes are classified as a noncurrent liability on our consolidated balance sheet as of January 31, 2017. Our common stock did not trade at a price exceeding 130% of the conversion price of $66.44 per share applicable to the Notes during the fiscal quarter ended January 31, 2017. Accordingly, the 0.25% Senior Notes were not convertible at the holders’ option.

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
The Term Loan Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends or make distributions and repurchase stock. We are also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. The Term Loan Credit Agreement includes customary events of default. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Term Loan Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts. The occurrence of an event of default could result in the acceleration of obligations under the Term Loan Credit Agreement. We were in compliance with the Term Loan Credit Agreement’s covenants as of January 31, 2017.

In July 2016, we entered into a credit agreement (the “Revolving Loan Credit Agreement”), which provides for a $1.0 billion unsecured revolving credit facility (the “Credit Facility”) that matures in July 2021. We may use any future borrowings under the Credit Facility for refinancing other indebtedness, working capital, capital expenditures and other general corporate purposes, including permitted acquisitions. We may borrow amounts under the Credit Facility at any time during the term of the Revolving Loan Credit Agreement. As of January 31, 2017, we had $200.0 million in outstanding borrowings under the Credit Facility. Subsequent to January 31, 2017, we paid the remaining outstanding balance of the Credit Facility.

The Revolving Loan Credit Agreement contains certain customary affirmative and negative covenants, including a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, a limit on our ability to incur additional indebtedness, dispose of assets, make certain acquisition transactions, pay dividends or distributions, and certain other restrictions on our activities each defined specifically in the Revolving Loan Credit Agreement. We were in compliance with the Revolving Loan Credit Agreement’s covenants as of January 31, 2017.

In February 2015, we acquired 50 Fremont Street, a 41-story building totaling approximately 820,000 rentable square feet located in San Francisco, California (“50 Fremont”). At the time of the acquisition, we were leasing approximately 500,000 square feet of the available space in 50 Fremont. The total purchase price for 50 Fremont was $637.6 million. In financing the purchase price, we used $115.0 million of restricted cash on hand and assumed a $200.0 million loan secured by the property with the remainder paid in cash.

In April 2016, we entered into an agreement with a third party provider for certain infrastructure services for a period of four years. The agreement provides that we will pay $96.0 million in fiscal 2018, $108.0 million in fiscal 2019 and $126.0 million in fiscal 2020. During fiscal 2017, we paid $70.0 million.

Our cash, cash equivalents and marketable securities are comprised primarily of corporate notes and other obligations, U.S. treasury securities, government obligations, collateralized mortgage obligations, mortgage backed securities, time deposits, money market mutual funds and municipal securities.
As of January 31, 2017, we have a total of $83.3 million in letters of credit outstanding in favor of certain landlords for office space. To date, no amounts have been drawn against the letters of credit, which renew annually and expire at various dates through December 2030.
We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.
Our principal commitments consist of obligations under leases for office space, co-location data center facilities, and our development and test data center, as well as leases for computer equipment, software, furniture and fixtures. At January 31, 2017, the future non-cancelable minimum payments under these commitments were as follows (in thousands):

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital lease obligations, including interest	$436,747	$119,342	$317,369	$36	$0
Operating lease obligations:
Facilities space	2,536,933	257,387	569,210	507,519	1,202,817
Computer equipment and furniture and fixtures	382,215	205,863	176,352	0	0
0.25% Convertible Senior Notes, including interest	1,154,313	2,875	1,151,438	0	0
Loan assumed on 50 Fremont	200,000	0	0	0	200,000
Term loan	500,000	0	500,000	0	0
Revolving Credit Facility	200,000	0	0	200,000	0
Financing obligation - leased facility	322,340	21,437	44,206	45,984	210,713
Contractual commitments	365,200	122,660	239,558	2,982	0
	$6,097,748	$729,564	$2,998,133	$756,521	$1,613,530
The majority of our operating lease agreements provide us with the option to renew. Our future operating lease obligations would change if we exercised these options and if we entered into additional operating lease agreements as we expand our operations.
The financing obligation above represents the total obligation for our lease of approximately 445,000 rentable square feet of office space in San Francisco, California. As of January 31, 2017, $220.3 million of the total obligation noted above was recorded to Financing obligation - leased facility, of which the current portion is included in “Accounts payable, accrued expenses and other liabilities” and the non-current portion is included in “Other noncurrent liabilities” on the consolidated balance sheets.
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

In April 2014, we entered into an office lease agreement to lease approximately 732,000 rentable square feet of an office building located in San Francisco, California that is under construction. The lease payments associated with the lease will be approximately $590.0 million over the 15.5 year term of the lease, beginning in our second quarter of fiscal 2018, which is reflected above under Operating Leases.
In February 2016, we entered into an agreement to sublease additional office space in New York, New York. The amounts associated with the agreement will be approximately $288.0 million over the approximately 12 year term of the agreement, beginning in our first quarter of fiscal 2018. In May 2016, we entered into an agreement to lease additional office space in Indianapolis, Indiana. The amounts associated with the agreement will be approximately $77.0 million over the approximately 13 year term of the agreement, beginning in our second quarter of fiscal 2018.
During fiscal 2017 and in future fiscal years, we have made and expect to continue to make additional investments in our infrastructure to scale our operations and increase productivity. We plan to upgrade or replace various internal systems to scale with the overall growth of the Company. Additionally, we expect capital expenditures to be higher in absolute dollars and remain consistent as a percentage of total revenues in future periods as a result of continued office build-outs, other leasehold improvements and data center investments.
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
We believe our existing cash, cash equivalents and marketable securities and cash provided by operating activities will be sufficient to meet our working capital, capital expenditure and debt repayment needs over the next 12 months.
New Accounting Pronouncements

See Note 1 “Summary of Business and Significant Accounting Policies” to the consolidated financial statements for our discussion about new accounting pronouncements adopted and those pending.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
We primarily conduct our business in the following locations: the United States, Europe, Canada, Asia, South America and Australia. The expanding global scope of our business exposes us to risk of fluctuations in foreign currency markets. This exposure is the result of selling in multiple currencies, growth in our international investments, including data center expansion, additional headcount in foreign countries, and operating in countries where the functional currency is the local currency. Specifically, our results of operations and cash flows are subject to fluctuations in the following currencies: the Euro, British Pound Sterling, Canadian Dollar, Australian Dollar and Japanese Yen against the United States Dollar (“USD”). These exposures may change over time as business practices evolve and economic conditions change. Changes in foreign currency exchange rates could have an adverse impact on our financial results and cash flows.

Our European revenue, operating expenses and significant balance sheet accounts denominated in currencies other than the USD primarily flow through our United Kingdom subsidiary, which has a functional currency of the British Pound. This results in a two-step currency exchange process wherein the currencies in Europe other than the British Pound are first converted into the British Pound and then British Pounds are translated into USD for our Consolidated Financial Statements. As an example, revenues in France are translated from the Euro to the British Pound and then into the USD. Our Statement of Operations and balance sheet accounts are also impacted by the re-measurement of non-functional currency transactions such as USD denominated intercompany loans, cash accounts held by our overseas subsidiaries, accounts receivable denominated in foreign currencies, deferred revenue and accounts payable denominated in foreign currencies.
Foreign Currency Transaction Risk

Our foreign currency exposures typically arise from selling annual and multi-year subscriptions in multiple currencies, customer trade accounts, intercompany transfer pricing arrangements and other intercompany transactions. Our foreign currency management objective is to minimize the effect of fluctuations in foreign exchange rates on selected assets or liabilities without exposing us to additional risk associated with transactions that could be regarded as speculative.

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
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $2.2 billion at January 31, 2017. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least BBB or better. The cash, cash equivalents and marketable securities are held for general corporate purposes including possible acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However because we classify our debt securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Our fixed-income portfolio is subject to interest rate risk.
An immediate increase or decrease in interest rates of 100-basis points at January 31, 2017 could result in a $13.0 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.
At January 31, 2016, we had cash, cash equivalents and marketable securities totaling $2.7 billion. The fixed-income portfolio was also subject to interest rate risk. Changes in interest rates of 100-basis points would have resulted in market value changes of $20.9 million.
Market Risk and Market Interest Risk
We deposit our cash with multiple financial institutions.
In March 2013, we issued the 0.25% Senior Notes due April 1, 2018. Holders of the 0.25% Senior Notes may convert the 0.25% Senior Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, we would pay the holder an amount of cash equal to the principal amounts of the 0.25% Senior Notes and the amounts in excess of the principal amounts, if any, may be paid in cash or stock at our option. Concurrent with the issuance of the 0.25% Senior Notes, we entered into separate note hedging transactions and the sale of warrants. These separate transactions were completed to reduce the potential economic dilution from the conversion of the 0.25% Senior Notes.
The 0.25% Senior Notes have a fixed annual interest rate of 0.25%, and therefore we do not have economic interest rate exposure on the 0.25% Senior Notes. However, the value of the 0.25% Senior Notes are exposed to interest rate risk. Generally, the fair values of our fixed interest rate 0.25% Senior Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our 0.25% Senior Notes is affected by our stock price. The principal balance of our 0.25% Senior Notes was $1.15 billion as of January 31, 2017. The total estimated fair value of our 0.25% Senior Notes at January 31, 2017 was $1.5 billion. The fair value was determined based on the closing trading price per $100 of the 0.25% Senior Notes as of the last day of trading for the fourth quarter of fiscal 2017, which was $126.52.
In July 2016, we amended our credit agreement (the “Revolving Loan Credit Agreement”) to provide for a $1.0 billion unsecured revolving credit facility (the “Credit Facility”) that matures in July 2021.
The borrowings under the Credit Facility bear interest, at our option, at a base rate plus a spread of 0.00% to 0.75% or an adjusted LIBOR rate plus a spread of 1.00% to 1.75%, in each case with such spread being determined based on our consolidated leverage ratio for the preceding four fiscal quarter period. Regardless of what amounts, if any, are outstanding under the Credit Facility, we are also obligated to pay an ongoing commitment fee at a rate of 0.125% to 0.25%, with such rate being based on the our consolidated leverage ratio for the preceding four fiscal quarter period, payable in arrears quarterly. As of January 31, 2017, there was a $200.0 million outstanding borrowing amount under the Credit Agreement. The weighted average interest rate on the borrowings under the Credit Facility was 1.9% for fiscal 2017. Subsequent to January 31, 2017, we paid the remaining balance of the Credit Facility.
In February 2015, we assumed a $200.0 million loan with the acquisition of 50 Fremont (the “Loan”). The Loan bears an interest rate of 3.75% per annum and is due in June 2023. The Loan requires interest only payments with the remaining principal due at maturity. The Loan can be prepaid at any time subject to a yield maintenance fee. The agreement governing the Loan contains certain customary affirmative and negative covenants that we were in compliance with as of January 31, 2017.
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
By entering into the Term Loan, we have assumed risks associated with variable interest rates based upon a variable base rate or LIBOR. The weighted average interest rate on the Term Loan was 1.8% as of January 31, 2017. Changes in the overall level of interest rates affect the interest expense that we recognize in our statements of operations.
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
Our strategic investments portfolio consists of investments in over 180 privately held companies, primarily comprised of ISVs and system integrators. We invest in early-to-late stage technology and professional cloud service companies across the globe to support our key business initiatives, which include, among other things, extending the capabilities of our platform and CRM offerings, increasing the ecosystem of enterprise cloud companies and partners, accelerating the adoption of cloud technologies and creating the next-generation of mobile applications and connected products. We invest in both domestic and international companies and currently hold investments in all of our regions: the Americas, Europe and Asia Pacific. Our investments in these companies range from $0.2 million to over $70.0 million, with 16 investments individually equal to or in excess of $10 million. As of January 31, 2017 and January 31, 2016 the carrying value of our investments in privately held companies was $526.0 million and $504.5 million, respectively. The estimated fair value of our investments in privately held companies was $758.3 million and $714.1 million as of January 31, 2017 and January 31, 2016, respectively. The financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation to the cost of our initial investment. If we determine that any of our investments in such companies have experienced a decline in fair value, we may be required to record an impairment that is other than temporary, which could be material. We have in the past written off the full value of specific investments. Similar situations could occur in the future and negatively impact our financial results. All of our investments are subject to a risk of partial or total loss of investment capital.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
The following financial statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of salesforce.com, inc.
We have audited the accompanying consolidated balance sheets of salesforce.com, inc. as of January 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of salesforce.com, inc. at January 31, 2017 and 2016 and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Notes 1 and 11 to the consolidated financial statements, the Company changed its method of accounting for share-based payments to employees as a result of the adoption of the amendments to FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” effective February 1, 2016.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), salesforce.com, inc.’s internal control over financial reporting as of January 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations on the Treadway Commission (2013 framework) and our report dated March 6, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Redwood City, California
March 6, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of salesforce.com, inc.

We have audited salesforce.com, inc.’s internal control over financial reporting as of January 31, 2017 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Salesforce.com, inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Demandware, Inc., which is included in the January 31, 2017 consolidated financial statements of salesforce.com, inc. and constituted two percent of both consolidated total and net assets as of January 31, 2017, and one percent of consolidated total revenues for the year then ended. Our audit of internal control over financial reporting of salesforce.com, inc. also did not include an evaluation of the internal control over financial reporting of Demandware, Inc.

In our opinion, salesforce.com, inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2017 consolidated financial statements of salesforce.com, inc. and our report dated March 6, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California
March 6, 2017

salesforce.com, inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	January 31, 2017	January 31, 2016
Assets
Current assets:
Cash and cash equivalents	$1,606,549	$1,158,363
Marketable securities	602,338	1,567,014
Accounts receivable, net of allowance for doubtful accounts of $12,039 and $10,488 at January 31, 2017 and 2016, respectively	3,196,643	2,496,165
Deferred commissions	311,770	259,187
Prepaid expenses and other current assets	279,527	250,594
Total current assets	5,996,827	5,731,323
Property and equipment, net	1,787,534	1,715,828
Deferred commissions, noncurrent	227,849	189,943
Capitalized software, net	141,671	123,065
Strategic investments	566,953	520,721
Goodwill	7,263,846	3,849,937
Intangible assets acquired through business combinations, net	1,113,374	490,006
Other assets, net	486,869	142,097
Total assets	$17,584,923	$12,762,920
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$1,752,664	$1,349,338
Deferred revenue	5,505,689	4,267,667
Total current liabilities	7,258,353	5,617,005
Deferred revenue, noncurrent	37,113	23,886
Convertible 0.25% senior notes, net	1,116,360	1,088,097
Term loan	497,221	0
Loan assumed on 50 Fremont	198,268	197,998
Revolving credit facility	196,542	0
Other noncurrent liabilities	780,939	833,065
Total liabilities	10,084,796	7,760,051
Commitments and contingencies (Notes 13 and 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized and none issued and outstanding	0	0
Common stock, $0.001 par value; 1,600,000 shares authorized, 707,460 and 670,929 issued and outstanding at January 31, 2017 and 2016, respectively	708	671
Additional paid-in capital	8,040,170	5,705,386
Accumulated other comprehensive loss	(75,841)	(49,917)
Accumulated deficit (Note 1)	(464,910)	(653,271)
Total stockholders’ equity	7,500,127	5,002,869
Total liabilities and stockholders’ equity	$17,584,923	$12,762,920

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Fiscal Year Ended January 31,
	2017	2016	2015
Revenues:
Subscription and support	$7,756,205	$6,205,599	$5,013,764
Professional services and other	635,779	461,617	359,822
Total revenues	8,391,984	6,667,216	5,373,586
Cost of revenues (1)(2):
Subscription and support	1,556,353	1,188,967	924,638
Professional services and other	677,686	465,581	364,632
Total cost of revenues	2,234,039	1,654,548	1,289,270
Gross profit	6,157,945	5,012,668	4,084,316
Operating expenses (1)(2):
Research and development	1,208,127	946,300	792,917
Marketing and sales	3,918,027	3,239,824	2,757,096
General and administrative	967,563	748,238	679,936
Operating lease termination resulting from purchase of 50 Fremont	0	(36,617)	0
Total operating expenses	6,093,717	4,897,745	4,229,949
Income (loss) from operations	64,228	114,923	(145,633)
Investment income	27,374	15,341	10,038
Interest expense	(88,988)	(72,485)	(73,237)
Other income (expense) (1)	9,072	(15,292)	(19,878)
Gain on sales of land and building improvements	0	21,792	15,625
Gains from acquisitions of strategic investments	13,697	0	0
Income (loss) before benefit from (provision for) income taxes	25,383	64,279	(213,085)
Benefit from (provision for) income taxes (3)	154,249	(111,705)	(49,603)
Net income (loss)	$179,632	$(47,426)	$(262,688)
Basic net income (loss) per share	$0.26	$(0.07)	$(0.42)
Diluted net income (loss) per share	$0.26	$(0.07)	$(0.42)
Shares used in computing basic net income (loss) per share	687,797	661,647	624,148
Shares used in computing diluted net income (loss) per share	700,217	661,647	624,148
_______________
(1) Amounts include amortization of purchased intangibles from business combinations, as follows:

	Fiscal Year Ended January 31,
	2017	2016	2015
Cost of revenues	$127,676	$80,918	$90,300
Marketing and sales	97,601	77,152	64,673
Other non-operating expense	2,491	3,636	0

(2) Amounts include stock-based expenses, as follows:

	Fiscal Year Ended January 31,
	2017	2016	2015
Cost of revenues	$107,457	$69,443	$53,812
Research and development	187,487	129,434	121,193
Marketing and sales	388,937	289,152	286,410
General and administrative	136,486	105,599	103,350
(3) Amounts include a $210.3 million tax benefit recorded during fiscal 2017 as a result of the release of a portion of the valuation allowance related to the Demandware, Inc. acquisition. See Note 11 “Income Taxes.”

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Fiscal Year Ended January 31,
	2017	2016	2015
Net income (loss)	$179,632	$(47,426)	$(262,688)
Other comprehensive income (loss), before tax and net of reclassification adjustments:
Foreign currency translation and other losses	(43,070)	(16,616)	(43,276)
Unrealized gains (losses) on investments	14,500	(9,193)	1,488
Other comprehensive loss, before tax	(28,570)	(25,809)	(41,788)
Tax effect	2,646	0	0
Other comprehensive loss, net of tax	(25,924)	(25,809)	(41,788)
Comprehensive income (loss)	$153,708	$(73,235)	$(304,476)

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2014	610,143	$610	$3,363,377	$17,680	$(343,157)	$3,038,510
Exercise of stock options and stock grants to board members for board services	7,413	8	182,270	0	0	182,278
Vested restricted stock units converted to shares	9,259	9	0	0	0	9
Shares issued related to business combinations	7,185	7	339,076	0	0	339,083
Shares issued under employee stock plans	3,264	4	127,816	0	0	127,820
Tax benefits from employee stock plans	0	0	7,730	0	0	7,730
Settlement of 0.75% convertible notes and related warrants	13,332	13	22,736	0	0	22,749
Stock-based expenses	0	0	561,480	0	0	561,480
Other comprehensive loss, net of tax	0	0	0	(41,788)	0	(41,788)
Net loss	0	0	0	0	(262,688)	(262,688)
Balances at January 31, 2015	650,596	$651	$4,604,485	$(24,108)	$(605,845)	$3,975,183
Exercise of stock options and stock grants to board members for board services	8,278	8	296,493	0	0	296,501
Vested restricted stock units converted to shares	8,933	9	0	0	0	9
Shares issued related to business combinations	117	0	0	0	0	0
Shares issued under employee stock plans	3,005	3	154,957	0	0	154,960
Tax benefits from employee stock plans	0	0	59,496	0	0	59,496
Stock-based expenses	0	0	589,955	0	0	589,955
Other comprehensive loss, net of tax	0	0	0	(25,809)	0	(25,809)
Net loss	0	0	0	0	(47,426)	(47,426)
Balances at January 31, 2016	670,929	$671	$5,705,386	$(49,917)	$(653,271)	$5,002,869
Exercise of stock options and stock grants to board members for board services	5,555	6	200,760	0	0	200,766
Vested restricted stock units converted to shares	8,098	8	0	0	0	8
Shares issued related to business combinations	19,697	20	1,192,170	0	0	1,192,190
Shares issued under employee stock plans	3,181	3	126,147	0	0	126,150
Stock-based expenses	0	0	815,707	0	0	815,707
Other comprehensive loss, net of tax	0	0	0	(25,924)	0	(25,924)
Excess tax benefits cumulative-effect adjustment resulting from the adoption of ASU 2016-09 (Note 1)	0	0	0	0	8,729	8,729
Net income	0	0	0	0	179,632	179,632
Balances at January 31, 2017	707,460	$708	$8,040,170	$(75,841)	$(464,910)	$7,500,127

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended January 31,
	2017	2016	2015
Operating activities:
Net income (loss)	$179,632	$(47,426)	$(262,688)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	632,245	525,750	448,296
Amortization of debt discount and transaction costs	30,541	27,467	39,620
Gain on sales of land and building improvements	0	(21,792)	(15,625)
Gains from acquisitions of strategic investments	(13,697)	0	0
50 Fremont lease termination	0	(36,617)	0
Loss on conversions of convertible senior notes	0	0	10,326
Amortization of deferred commissions	371,541	319,074	257,642
Expenses related to employee stock plans	820,367	593,628	564,765
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	(628,477)	(582,425)	(544,610)
Deferred commissions	(462,030)	(380,022)	(320,904)
Prepaid expenses and other current assets and other assets	(28,850)	50,772	45,819
Accounts payable, accrued expenses and other liabilities	49,953	253,986	159,973
Deferred revenue	1,210,973	969,686	798,830
Net cash provided by operating activities (1)	2,162,198	1,672,081	1,181,444
Investing activities:
Business combinations, net of cash acquired	(3,192,739)	(58,680)	38,071
Proceeds from land and building improvements held for sale	0	127,066	223,240
Purchase of 50 Fremont land and building	0	(425,376)	0
Deposit and withdrawal for purchase of 50 Fremont land and building	0	115,015	(126,435)
Non-refundable amounts received for sale of land and building	0	6,284	0
Strategic investments	(29,987)	(366,519)	(93,725)
Purchases of marketable securities	(1,070,412)	(1,139,267)	(780,540)
Sales of marketable securities	2,005,301	500,264	243,845
Maturities of marketable securities	67,454	37,811	87,638
Capital expenditures	(463,958)	(284,476)	(290,454)
Net cash used in investing activities	(2,684,341)	(1,487,878)	(698,360)
Financing activities:
Proceeds from revolving credit facility, net	748,824	0	297,325
Payments on revolving credit facility, net	(550,000)	(300,000)	0
Proceeds from (payments on) term loan, net	495,550	0	(285,000)
Proceeds from employee stock plans	401,481	455,482	308,989
Payments on convertible senior notes	0	0	(568,862)
Principal payments on capital lease obligations	(98,157)	(82,330)	(70,663)
Net cash provided by (used in) financing activities (1)	997,698	73,152	(318,211)
Effect of exchange rate changes	(27,369)	(7,109)	(38,391)
Net increase in cash and cash equivalents	448,186	250,246	126,482
Cash and cash equivalents, beginning of period	1,158,363	908,117	781,635
Cash and cash equivalents, end of period	$1,606,549	$1,158,363	$908,117
(1) As of the start of fiscal 2017, the Company early adopted Accounting Standards Update No. 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718)” (“ASU 2016-09”), which addresses among other items, updates to the presentation and treatment of excess tax benefits related to stock based compensation. Excess tax benefits are no longer classified as a reduction of operating cash flows. The Company has adopted changes to the consolidated statements of cash flows on a retrospective basis. The impact for fiscal 2016 and 2015 was an increase of $59,496 and $7,730 to net cash provided by operating activities with a correlating decrease of equal amounts to net cash provided by (used in) financing activities, respectively.

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in thousands)

	Fiscal Year Ended January 31,
	2017	2016	2015
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$54,999	$37,954	$24,684
Income taxes, net of tax refunds	$36,388	$31,462	$36,219
Non-cash financing and investing activities:
Fixed assets acquired under capital leases	$585	$12,948	$124,099
Building- leased facility acquired under financing obligation	$0	$77,057	$85,118
Fair value of equity awards assumed	$103,267	$0	$1,050
Fair value of common stock issued as consideration for business combinations	$1,088,917	$0	$338,033
Fair value of loan assumed on 50 Fremont	$0	$198,751	$0
Non-cash equity liability (Note 9)	$68,355	$0	$0

See accompanying Notes.

salesforce.com, inc.
Notes to Consolidated Financial Statements
1. Summary of Business and Significant Accounting Policies
Description of Business
Salesforce.com, inc. (the “Company”) is a leading provider of enterprise cloud computing solutions, with a focus on customer relationship management, or CRM. The Company introduced its first CRM solution in February 2000, and has since expanded its service offerings with new editions, features and platform capabilities.
Our core mission is to help our customers transform by empowering them to connect with their customers in entirely new ways. Our Customer Success Platform - including sales force automation, customer service and support, marketing automation, digital commerce, community management, analytics, application development, Internet of Things (“IoT”) integration and collaborative productivity tools - provide the tools customers need to succeed in a digital world.
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
Significant estimates and assumptions made by management include the determination of:

•	the best estimate of selling price of the deliverables included in multiple deliverable revenue arrangements,

•	the fair value of assets acquired and liabilities assumed for business combinations,

•	the recognition, measurement and valuation of current and deferred income taxes,

•	the fair value of certain stock awards issued,

•	the useful lives of intangible assets, property and equipment and building and structural components, and

•	the valuation of strategic investments and the determination of other-than-temporary impairments.
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

Concentrations of Credit Risk and Significant Customers
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade accounts receivable. In addition, in connection with the Company's 0.25% Senior Notes, the Company entered into convertible note hedge transactions with respect to its common stock which are exposed to concentrations of credit risk. Collateral is not required for accounts receivable or the note hedge transactions. The Company maintains an allowance for doubtful accounts receivable balances. This allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with delinquent accounts. Receivables are written-off and charged against its recorded allowance when the Company has exhausted collection efforts without success.
No single customer accounted for more than five percent of accounts receivable at January 31, 2017 and 2016. No single customer accounted for five percent or more of total revenue during fiscal 2017, 2016 and 2015.
Geographic Locations
As of January 31, 2017 and 2016, assets located outside the Americas were 12 percent and 11 percent of total assets, respectively. As of January 31, 2017 and 2016, assets located in the United States were 86 percent and 87 percent of total assets, respectively.
Revenues by geographical region are as follows (in thousands):

	Fiscal Year Ended January 31,
	2017	2016	2015
Americas	$6,224,971	$4,910,745	$3,868,329
Europe	1,373,547	1,162,808	984,919
Asia Pacific	793,466	593,663	520,338
	$8,391,984	$6,667,216	$5,373,586
Americas revenue attributed to the United States was approximately 96 percent, 95 percent and 94 percent in fiscal 2017, 2016 and 2015, respectively. No other country represented more than ten percent of total revenue during fiscal 2017, 2016 or 2015.
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

Professional Services and Other Revenues
The Company’s professional services contracts are either on a time and materials, fixed fee basis or subscription basis. These revenues are recognized as the services are rendered for time and materials contracts, when the milestones are achieved and accepted by the customer or on a proportional performance basis for fixed price contracts and ratably over the contract term for subscription professional services contracts. The milestone method for revenue recognition is used when there is substantive uncertainty at the date the contract is entered into whether the milestone will be achieved. Training revenues are recognized as the services are performed.
Multiple Deliverable Arrangements
The Company enters into arrangements with multiple deliverables that generally include multiple subscriptions, premium support and professional services. If the deliverables have standalone value at contract inception, the Company accounts for each deliverable separately. Subscription services have standalone value as such services are often sold separately. In determining whether professional services have standalone value, the Company considers the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the subscription service start date and the contractual dependence of the subscription service on the customer’s satisfaction with the professional services work. To date, the Company has concluded that all of the professional services included in multiple deliverable arrangements executed have standalone value.
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

Strategic Investments
The Company holds certain marketable and non-marketable equity securities which are accounted for using the cost method of accounting. Marketable equity securities are measured using quoted prices in their respective active markets and the non-marketable equity securities are recorded at cost. Equity investments without readily determinable fair values for which we do not have the ability to exercise significant influence are accounted for using the cost method of accounting and classified as strategic investments on the consolidated balance sheets. Marketable securities are recorded at fair value with changes in fair value recorded through accumulated other comprehensive income. Under the cost method of accounting, the non-marketable securities are carried at cost and are adjusted only for other-than-temporary impairments, certain distributions and additional investments.
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
Capitalized Software
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
Intangible Assets acquired through Business Combinations
Intangible assets are amortized over their estimated useful lives. Each period the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization.
Impairment Assessment
The Company evaluates intangible assets and long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions, or other events that indicate an asset's carrying amount may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, then the carrying amount of such assets is reduced to fair value.
The Company evaluates and tests the recoverability of its goodwill for impairment at least annually during our fourth quarter of each fiscal year or more often if and when circumstances indicate that goodwill may not be recoverable.
There was no impairment of intangible assets, long-lived assets or goodwill during fiscal 2017, 2016 or 2015.
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
In the event that the Company acquires an entity in which the Company previously held a strategic investment, the difference between the fair value of the shares as of the date of the acquisition and the carrying value of the strategic investment is recorded as a gain or loss and disclosed separately within the statements of operations.
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

The Company additionally has entered into subleases for unoccupied leased office space. To the extent there are losses associated with the sublease, they are recognized in the period the sublease is executed. Gains are recognized over the sublease term. Any sublease payments received in excess of the straight-line rent payments for the sublease are recorded in other income (expense).

Accounting for Stock-Based Expense
The Company recognizes stock-based expenses related to stock options and restricted stock awards on a straight-line basis, net of estimated forfeitures, over the requisite service period of the awards, which is generally the vesting term of four years. The Company recognizes stock-based expenses related to shares issued pursuant to its 2004 Employee Stock Purchase Plan (“ESPP”) on a straight-line basis over the offering period, which is 12 months.

Stock-based expenses related to performance share grants are measured based on grant date fair value and expensed on a straight-line basis over the service period of the awards, which is generally the vesting term of three years.

The Company, at times, grant unvested restricted shares to employee stockholders of certain acquired companies in lieu of cash considerations. These awards are generally subject to continued post-acquisition employment, therefore the Company has accounted for them as post-acquisition stock-based expense. The Company recognizes stock-based expenses equal to the grant date fair value of the restricted stock awards on a straight-line basis over the requisite service period of the awards.
Advertising Expenses
Advertising is expensed as incurred. Advertising expense was $350.3 million, $315.6 million and $203.6 million for fiscal 2017, 2016 and 2015, respectively.
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
New Accounting Pronouncements Adopted in Fiscal 2017

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability rather than an asset that is amortized. However, ASU 2015-03 does not address deferred issuance costs for line-of-credit arrangements; therefore, in August 2015, the FASB issued Accounting Standards Update No. 2015-15, “Interest-Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”). ASU 2015-15 allows an entity to defer debt issuance costs associated with line-of-credit arrangements, including arrangements with no outstanding borrowings, and classify them as an asset, and amortize them over the term of the arrangements. The recognition and measurement guidance for debt issuance costs is not affected by the standards. These standards are adopted on a retrospective basis in the period of adoption. The Company adopted the standards in fiscal 2017. Upon adoption, the unamortized debt issuance costs previously reported in Other assets, net, with a carrying amount of approximately $7.9 million at January 31, 2016, were reclassified and presented as a deduction of the corresponding liabilities, Convertible 0.25% senior notes, net, Term Loan, and Loan assumed on 50 Fremont.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting” (“ASU 2016-09”), which simplifies and improves several aspects of the accounting for employee share-based payment transactions for public entities. The new guidance requires companies to record excess tax benefits and tax deficiencies as income tax benefit or expense in the statement of operations when the awards vest or are settled, and eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the statement of cash flows. The Company adopted the standard in the three months ended April 30, 2016.  Upon adoption, the Company recognized the previously unrecognized excess tax benefits using the modified retrospective transition method, which resulted in a cumulative-effect adjustment of $8.7 million to accumulated deficit. This adjustment reduced the accumulated deficit balance for fiscal 2017. The previously unrecognized excess tax effects were recorded as a deferred tax asset, which was almost fully offset by a valuation allowance. Without the valuation allowance, the Company’s deferred tax assets would have increased by $614.5 million. The Company also elected to apply the change in presentation to the statements of cash flows retrospectively and no longer classified the excess tax benefits from employee stock plans as a reduction from operating cash flows for all periods presented. As a result of the adoption of ASU 2016-09, the consolidated statements of cash flows for fiscal 2016 and 2015 were adjusted as follows: $59.5 million and $7.7 million increases to net cash provided by operating activities, respectively, and $59.5 million and $7.7 million decrease to net cash used in financing activities, respectively.

Pending Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) which amended the existing FASB Accounting Standards Codification. This standard replaces existing revenue recognition guidance with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. The standard also provides guidance on the recognition of costs related to obtaining customer contracts. ASU 2014-09, as amended, will be effective for the beginning of fiscal 2019, including interim periods within that reporting period.

The Company currently anticipates adopting the standard using the full retrospective method to restate each prior reporting period presented. The Company's ability to adopt using the full retrospective method is dependent upon system readiness for both revenue and commissions and the completion of the analysis of information necessary to restate prior period financial statements.

The Company is continuing to assess the impact of adopting ASU 2014-09 on its financial position, results of operations, cash flows and related disclosures and has not yet determined whether the effect will be material. Additionally, as the Company continues to assess the new standard along with industry trends and additional interpretive guidance, the Company may adjust its implementation plan accordingly.

The Company believes that the new standard will impact the following policies and disclosures:

•	The removal of the current limitation on contingent revenue may result in revenue being recognized earlier for certain contracts;

•	Allocation of revenue across different clouds and professional services;

•	Estimation of variable consideration for arrangements with overage fees;

•	Required disclosures including information about the remaining transaction price and when the Company expects to recognize revenue; and

•	Accounting for deferred commissions including costs that qualify for deferral and the amortization period.

The commission accounting under the new standard is significantly different than the Company's current capitalization policy. The new standard will result in additional types of costs that will be capitalized. Additionally, all amounts capitalized will be amortized over a period longer than the Company's current policy of amortizing the deferred amounts over the specific revenue contract terms.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, “Financial Instrument-Overall (Subtopic 825-10)” (“ASU 2016-01”), which requires entities to measure equity instruments at fair value and recognize any changes in fair value in net income. However, for equity investments that do not have readily determinable fair values and do not qualify for the existing practical expedient, the investments will be measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The new standard is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-01, including the impact to its marketable securities and strategic investments. The adoption could have a material impact on its consolidated financial statements.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The new standard is effective for interim and annual periods beginning after December 15, 2018 and early adoption is permitted. The Company expects its leases designated as operating leases in Note 13, “Commitments,” will be reported on the consolidated balance sheets upon adoption. The Company is currently evaluating the impact to its consolidated financial statements as it relates to other aspects of the business.
In October 2016, the FASB issued Accounting Standards Update No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”)”, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The new standard is effective for annual periods beginning after December 15, 2017, with early adoption permitted as of the beginning of a fiscal year. The Company plans to adopt the new standard in its first quarter of fiscal 2019 and does not expect it to have a material impact on its consolidated financial statements.

Reclassifications
Certain reclassifications to fiscal 2016 balances were made to conform to the current period presentation in the Balance Sheet. These reclassifications include short-term marketable securities, marketable securities, noncurrent capitalized software, net, intangible assets acquired from business combinations, net and other assets, net.
2. Investments
Marketable Securities

The Company considers all its marketable debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the consolidated balance sheets. Marketable securities are carried at fair value, with the unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive income until realized. For the purposes of computing realized and unrealized gains and losses, cost is determined on a specific identification basis.
At January 31, 2017, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$321,284	$887	$(1,531)	$320,640
U.S. treasury securities	62,429	68	(674)	61,823
Mortgage backed obligations	74,882	39	(669)	74,252
Asset backed securities	101,913	74	(197)	101,790
Municipal securities	33,523	35	(183)	33,375
Foreign government obligations	10,491	3	(36)	10,458
Total marketable securities	$604,522	$1,106	$(3,290)	$602,338
At January 31, 2016, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$949,266	$1,398	$(2,983)	$947,681
U.S. treasury securities	157,625	375	(56)	157,944
Mortgage backed obligations	104,242	106	(323)	104,025
Asset backed securities	271,292	186	(226)	271,252
Municipal securities	44,934	209	(6)	45,137
Foreign government obligations	18,014	42	(5)	18,051
U.S. agency obligations	16,076	16	(6)	16,086
Covered bonds	6,690	148	0	6,838
Total marketable securities	$1,568,139	$2,480	$(3,605)	$1,567,014
The contractual maturities of the investments classified as marketable securities is as follows (in thousands):

	As of January 31,
	2017	2016

Due within 1 year	$104,631	$309,944
Due in 1 year through 5 years	494,127	1,240,711
Due in 5 years through 10 years	3,580	16,359
	$602,338	$1,567,014

As of January 31, 2017, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$121,810	$(1,528)	$1,997	$(3)	$123,807	$(1,531)
U.S. treasury securities	49,945	(674)	0	0	49,945	(674)
Mortgage backed obligations	60,187	(669)	0	0	60,187	(669)
Asset backed securities	51,420	(187)	1,193	(10)	52,613	(197)
Municipal securities	20,457	(183)	0	0	20,457	(183)
Foreign government obligations	8,280	(36)	0	0	8,280	(36)
	$312,099	$(3,277)	$3,190	$(13)	$315,289	$(3,290)
The unrealized loss for each individual fixed rate marketable securities was less than $0.2 million. The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of January 31, 2017, such as the Company's intent to hold and whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment's amortized basis. The Company expects to receive the full principal and interest on all of these marketable securities.
Investment Income
Investment income consists of interest income, realized gains, and realized losses on the Company’s cash, cash equivalents and marketable securities. The components of investment income are presented below (in thousands):

	Fiscal Year Ended January 31,
	2017	2016	2015
Interest income	$21,901	$14,146	$10,129
Realized gains	7,858	3,287	517
Realized losses	(2,385)	(2,092)	(608)
Total investment income	$27,374	$15,341	$10,038
Reclassification adjustments out of accumulated other comprehensive income (loss) into net income (loss) were immaterial for fiscal 2017, 2016 and 2015, respectively.
Strategic Investments

As of January 31, 2017, the Company had six investments in marketable equity securities with a fair value of $41.0 million, which include an unrealized gain of $24.5 million. As of January 31, 2016, the Company had six investments in marketable equity securities with a fair value of $16.2 million, which included an unrealized gain of $8.5 million. The change in the fair value of the investments in publicly held companies is recorded in the consolidated balance sheets within strategic investments and accumulated other comprehensive loss.

The Company’s interest in non-marketable debt and equity securities consists of noncontrolling equity investments in privately held companies. The Company’s investments in these privately held companies are reported at cost or marked down to fair value when an event or circumstance indicates an other-than-temporary decline in value has occurred. These investments are valued using significant unobservable inputs or data in an inactive market and the valuation requires the Company's judgment due to the absence of market prices and inherent lack of liquidity. Fair value is not estimated if there are no identified events or changes in circumstances that may have an effect on the fair value of the investment.
As of January 31, 2017 and 2016, the carrying value of the Company’s non-marketable debt and equity securities was $526.0 million and $504.5 million, respectively. The estimated fair value of the non-marketable debt and equity securities was approximately $758.3 million and $714.1 million as of January 31, 2017 and January 31, 2016, respectively. These investments are measured using the cost method of accounting, therefore the unrealized gains of $232.3 million and $209.6 million as of January 31, 2017 and January 31, 2016, respectively, are not recorded in the consolidated financial statements.

Strategic investments consisted of the following (in thousands):

Description	Balance at beginning of year	Additions	Sales, dispositions and fair market value adjustments (1)	Balance at end of year
Fiscal year ended January 31, 2017	$520,721	110,329	(64,097)	$566,953
Fiscal year ended January 31, 2016	$175,774	386,219	(41,272)	$520,721
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

The carrying value of the Company’s strategic investments is affected by various events such as entering into new investments, disposition-related reductions of a cost-basis investment if a privately-held company within the portfolio is acquired by another company, fair market value adjustments including impairments or initial public offerings. The cash inflows from exits and cash outflows from new investments are disclosed as Strategic investments, net, within the investing activities section of the Statement of Cash Flows and any gains or losses or fair market value adjustments are recorded within the operating activities of the Statement of Cash Flows for each of the respective fiscal year periods.
3. Derivatives
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company uses forward currency derivative contracts to minimize the Company’s exposure to balances primarily denominated in British Pound Sterling, the Euro and Japanese Yen. The Company’s foreign currency derivative contracts, which are not designated as hedging instruments, are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. As of January 31, 2017 and 2016, the foreign currency derivative contracts that were not settled were recorded at fair value on the consolidated balance sheets.
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
Details on outstanding foreign currency derivative contracts related primarily to intercompany receivables and payables are presented below (in thousands):

	As of January 31,
	2017	2016
Notional amount of foreign currency derivative contracts	$1,280,953	$1,274,515
Fair value of foreign currency derivative contracts	$10,205	$(9,294)

The fair value of the Company’s outstanding derivative instruments are summarized below (in thousands):

		Fair Value of Derivative Instruments
		As of January 31,
	Balance Sheet Location	2017	2016
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Prepaid expenses and other current assets	$13,238	$4,731
Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivative contracts	Accounts payable, accrued expenses and other liabilities	$3,033	$14,025
The effect of the derivative instruments not designated as hedging instruments on the consolidated statements of operations during fiscal 2017, 2016 and 2015, respectively, are summarized below (in thousands):

Derivatives Not Designated as Hedging Instruments	Gains (losses) on Derivative Instruments Recognized in Other income (expense)
		Fiscal Year Ended January 31,
	Location	2017	2016	2015
Foreign currency derivative contracts	Other expense	$(86,239)	$(25,786)	$(1,186)

4. Fair Value Measurement

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of January 31, 2017 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of January 31, 2017
Cash equivalents (1):
Time deposits	$0	$25,100	$0	$25,100
Money market mutual funds	956,479	0	0	956,479
Marketable securities:
Corporate notes and obligations	0	320,640	0	320,640
U.S. treasury securities	0	61,823	0	61,823
Mortgage backed obligations	0	74,252	0	74,252
Asset backed securities	0	101,790	0	101,790
Municipal securities	0	33,375	0	33,375
Foreign government obligations	0	10,458	0	10,458
Foreign currency derivative contracts (2)	0	13,238	0	13,238
Total Assets	$956,479	$640,676	$0	$1,597,155
Liabilities
Foreign currency derivative contracts (3)	$0	$3,033	$0	$3,033
Total Liabilities	$0	$3,033	$0	$3,033
_____________
(1)Included in “cash and cash equivalents” in the accompanying consolidated balance sheet as of January 31, 2017, in addition to $625.0 million of cash.
(2)Included in “prepaid expenses and other current assets” in the accompanying consolidated balance sheet as of January 31, 2017.
(3)Included in “accounts payable, accrued expenses and other liabilities” in the consolidated balance sheet as of January 31, 2017.

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

5. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of January 31,
	2017	2016
Land	$183,888	$183,888
Buildings and building improvements	621,377	614,081
Computers, equipment and software	1,440,986	1,281,766
Furniture and fixtures	112,564	82,242
Leasehold improvements	627,069	473,688
	2,985,884	2,635,665
Less accumulated depreciation and amortization	(1,198,350)	(919,837)
	$1,787,534	$1,715,828
Depreciation and amortization expense totaled $322.8 million, $302.0 million and $246.6 million during fiscal 2017, 2016 and 2015, respectively.

Computers, equipment and software at January 31, 2017 and 2016 included a total of $729.0 million and $747.1 million acquired under capital lease agreements, respectively. Accumulated amortization relating to computers, equipment and software under capital leases totaled $386.9 million and $310.3 million, respectively, at January 31, 2017 and 2016. Amortization of assets under capital leases is included in depreciation and amortization expense.
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
Building- 350 Mission

In December 2013, the Company entered into a lease agreement for approximately 445,000 rentable square feet of office space at 350 Mission Street (“350 Mission”) in San Francisco, California, which is the total office space available in the building. As a result of the Company’s involvement during the construction period, the Company is considered for accounting purposes to be the owner of the construction project. As a result, the Company has capitalized the construction costs as Building with a corresponding current and noncurrent financing obligation liability and has accounted for the underlying land implicitly as an operating lease. As of January 31, 2017, construction has been completed for 350 Mission and the Company has capitalized $178.8 million of total construction costs, incurred by the landlord, and recorded a corresponding current and noncurrent financing obligation liability of $19.6 million and $200.7 million, respectively. As of January 31, 2016, the Company had capitalized $174.6 million of construction costs, based on the construction costs incurred to date by the landlord, and recorded a corresponding current and noncurrent financing obligation liability of $15.4 million and $196.7 million, respectively. The total expected financing obligation in the form of minimum lease payments inclusive of the amounts currently recorded, is $322.3 million, including interest (see Note 13 “Commitments” for future commitment details). The obligation will be settled through monthly lease payments to the landlord, which commenced on October 2015. To the extent that operating expenses for 350 Mission are material, the Company, as the deemed accounting owner, will record the operating expenses.
6. Business Combinations

Krux
In November 2016, the Company acquired the outstanding stock of Krux Digital, Inc. (“Krux”), for consideration consisting of cash, common stock, and equity awards assumed. Krux is a leading data management platform that unifies, segments and activates audiences to increase engagement with users, prospects and customers. The Company has included the financial results of Krux in the consolidated financial statements from the date of acquisition, which have not been material to date. The transaction costs associated with the acquisition were not material.
The preliminary acquisition date fair value consideration transferred for Krux was approximately $741.8 million, which consisted of the following (in thousands, except for share data):

Fair Value
Cash	$367,995
Common stock (4,210,773 shares)	317,703
Fair value of stock options and restricted stock awards assumed	56,068
Total	$741,766
The fair value of stock options assumed by the Company was determined using the Black-Scholes option pricing model. The share conversion ratio of 0.2 was applied to convert Krux's outstanding equity awards for Krux's common stock into equity awards for shares of the Company's common stock.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Fair Value
Cash and cash equivalents	$17,883
Other current and noncurrent tangible assets	12,418
Intangible assets	86,000
Goodwill	642,489
Deferred revenue, current and noncurrent	(7,037)
Other liabilities, current and noncurrent	(9,308)
Deferred tax liability	(679)
Net assets acquired	$741,766
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible assets acquired, liabilities assumed and identifiable intangible assets are based on management's estimates and assumptions. The deferred tax liability established was primarily a result of the difference in the book basis and tax basis related to the identifiable intangible assets. The preliminary estimated fair values of assets acquired and liabilities assumed, including current and noncurrent income taxes payable, deferred taxes, and certain identifiable intangible assets, may be subject to change as additional information is received and certain tax returns are finalized. Thus the provisional measurements of fair value set forth above are subject to change. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
The following table sets forth the components of identifiable intangible assets acquired (in thousands) and their estimated useful lives as of the date of acquisition.

	Fair Value	Useful Life
Developed technology	$75,000	3 years
Customer relationships	10,000	9 years
Other intangibles	1,000	2 years
Total intangible assets subject to amortization	$86,000
The amount recorded for developed technology represents the estimated fair value of Krux’s data management platform technology. The amount recorded for customer relationships represents the fair values of the underlying relationship with Krux customers. The goodwill balance is primarily attributed to the assembled workforce and expanded market opportunities when integrating Krux's technology with the Company's other offerings. The goodwill balance is not deductible for U.S. income tax purposes.
The Company assumed equity awards for shares of Krux's common stock with a fair value of $104.4 million, of which $56.1 million was allocated to the consideration transferred.
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
The acquisition date fair value consideration transferred for BeyondCore was approximately $106.6 million, which consisted of the following (in thousands, except for share data):

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
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible assets acquired, liabilities assumed and identifiable intangible assets are based on management's estimates and assumptions. The deferred tax liability established was primarily a result of the difference in the book basis and tax basis related to the identifiable intangible assets. The preliminary estimated fair values of assets acquired and liabilities assumed, including current and noncurrent income taxes payable and deferred taxes may be subject to change as additional information is received and certain tax returns are finalized. Thus the provisional measurements of fair value set forth above are subject to change. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
The following table sets forth the components of identifiable intangible assets acquired (in thousands) and their estimated useful lives as of the date of acquisition.

	Fair Value	Useful Life
Developed technology	$14,900	6 years
Customer relationships	700	2 years
Total intangible assets subject to amortization	$15,600
The amount recorded for developed technology represents the estimated fair value of BeyondCore's smart data analytics technology. The amount recorded for customer relationships represents the fair values of the underlying relationships with BeyondCore customers. The goodwill balance is primarily attributed to the assembled workforce and expanded market opportunities when integrating BeyondCore's technology with the Company's other offerings. The goodwill balance is not deductible for U.S. income tax purposes.
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
The acquisition date fair value consideration transferred for Quip was approximately $412.0 million, which consisted of the following (in thousands, except for share data):

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
The Company had a $1.0 million, or approximately 0.3 percent, noncontrolling equity investment in Quip prior to the acquisition. The acquisition date fair value of the Company's previously held equity interest was approximately $1.8 million and is included in the measurement of the consideration transferred. The Company recognized a gain of approximately $0.8 million as a result of remeasuring its prior equity interest in Quip held before the business combination. The gain is included in gains from acquisitions of strategic investments in the consolidated statement of operations.
The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Fair Value
Cash and cash equivalents	$27,985
Other current and noncurrent tangible assets	556
Intangible assets	31,200
Goodwill	357,610
Other liabilities, current and noncurrent	(2,491)
Deferred tax liability	(2,840)
Net assets acquired	$412,020
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible assets acquired, liabilities assumed and identifiable intangible assets are based on management's estimates and assumptions. The deferred tax liability established was primarily a result of the difference in the book basis and tax basis related to the identifiable intangible assets. The preliminary estimated fair values of assets acquired and liabilities assumed, including current and noncurrent income taxes payable and deferred taxes may be subject to change as additional information is received and certain tax returns are finalized. Thus the provisional measurements of fair value set forth above are subject to change. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
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
Demandware
In July 2016, the Company acquired for cash the outstanding stock of Demandware, Inc. (“Demandware”), an industry-leading provider of enterprise cloud commerce solutions in the digital commerce market. The Company acquired Demandware to, among other things, expand the Company's position in customer relationship management and to pursue the digital commerce market with the new Salesforce Commerce Cloud. The Company has included the financial results of Demandware in the consolidated financial statements from the date of acquisition. The transaction costs associated with the acquisition were $15.5 million and are recorded in general and administrative expense. The acquisition date fair value of the consideration transferred for Demandware was approximately $2.9 billion, including the proceeds from the term loan of $500.0 million (see Note 8), which consisted of the following (in thousands):

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

During fiscal 2017, and subsequent to the initial purchase accounting, the Company identified additional information that existed as of the date of the acquisition related to the valuation of the customer relationship assets and therefore adjusted the measurement of the fair value of these assets. As a result of the updated valuation, the Company recorded measurement period adjustments, which included a decrease to the fair value of the customer relationship asset of $168.8 million. Additionally, these measurement period adjustments resulted in a corresponding decrease to the deferred tax liability recognized of $61.2 million. The net effect of these changes resulted in a corresponding increase to goodwill of $100.4 million. These adjustments are reflected in the table above.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands):

	Fair Value	Useful Life
Developed technology	$242,550	2 to 5 years
Customer relationships	384,590	3 to 10 years
Other purchased intangible assets	6,137	3 to 10 years
Total intangible assets subject to amortization	$633,277
Developed technology represents the fair value of Demandware’s e-commerce technology. Customer relationships represent the fair values of the underlying relationships with Demandware customers. Other purchased intangible assets also includes intangibles such as trademarks and favorable leases, which span over lease terms varying from 1 to 10 years. The goodwill balance is primarily attributed to the assembled workforce and expanded market opportunities when integrating Demandware’s e-commerce technology with the Company’s other offerings. The majority of the goodwill balance is not deductible for U.S. income tax purposes.
The Company assumed equity awards with an estimated fair value of $135.2 million, of which $9.3 million was allocated to the purchase consideration.
The Demandware acquisition was significant to our consolidated financial statements and their results are included in the consolidated financial statements from the date of acquisition. The amounts of revenue and earnings of Demandware included in the Company’s consolidated statement of operations from the acquisition date of July 11, 2016 through January 31, 2017 are as follows (in thousands):

Total revenues	$120,383
Pretax loss	(102,524)
Net loss	(103,149)
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
The Company had a $13.9 million, or approximately six percent, noncontrolling equity investment in SteelBrick prior to the acquisition. The acquisition date fair value of the Company's previously held equity interest was approximately $23.7 million and is included in the measurement of the consideration transferred. The Company recognized a gain of approximately $9.8 million as a result of remeasuring its prior equity interest in SteelBrick held before the business combination. The gain is included in gains from acquisitions of strategic investments on the Consolidated Statement of Operations.
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

MetaMind
In April 2016, the Company acquired MetaMind, Inc. (“MetaMind”) for approximately $32.8 million in cash, net of cash acquired. This amount includes amounts to be paid after an initial holdback period, and assumed equity awards. The primary reason for the acquisition was to extend the Company's intelligence in natural language processing and image recognition across all clouds. The Company has included the financial results of MetaMind, which have not been material to date, in its consolidated financial statements from the date of acquisition. The transaction costs associated with the acquisition were not material. In allocating the purchase consideration for MetaMind based on estimated fair values, the Company recorded $31.2 million of goodwill and $1.9 million of identifiable intangible assets. The goodwill balance is not deductible for U.S. income tax purposes. The estimated fair values of assets acquired and liabilities assumed, specifically current and noncurrent income taxes payable and deferred taxes, may be subject to change as additional information is received and certain tax returns are finalized. Thus, the provisional measurements of fair value are subject to change. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
The Company assumed equity awards for shares of MetaMind's common stock with a fair value of $5.5 million, of which $0.5 million was allocated to the purchase consideration.
The Company's chairman, who held a greater than ten percent ownership interest in MetaMind, received approximately $6.0 million in total proceeds, subject to customary escrow amounts, in connection with this acquisition.
Other Fiscal 2017 Business Combinations
During fiscal 2017, the Company acquired seven other companies for an aggregate of $108.7 million in cash, net of cash acquired, and has included the financial results of these companies in its consolidated financial statements from the respective dates of acquisition. These transactions, individually and in the aggregate, are not material to the Company. The costs associated with these acquisitions were not material. The Company accounted for these transactions as business combinations. In allocating the purchase consideration for each company based on estimated fair values, the Company recorded $108.2 million of goodwill and $34.2 million of identifiable intangible assets. Amounts allocated to the remaining acquired tangible assets and liabilities were not material. The majority of the goodwill balance associated with these transactions is not deductible for U.S. income tax purposes. The Company expects to finalize the valuations as soon as practicable, but not later than one year from the acquisition dates.

Fiscal Year 2016
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
Other Fiscal 2016 Business Combinations
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

Unaudited Pro Forma Results of Acquirees
The Company has included the financial results of each of the acquirees in the consolidated financial statements from the respective dates of acquisition; the revenues and the results of each of the acquirees, except for Demandware, have not been material both individually or in the aggregate to the Company's fiscal 2017 and 2016 results.
The following unaudited pro forma financial information summarizes the combined results of operations for the Company, Demandware and other acquisitions, as though the companies were combined as of the beginning of the Company’s fiscal 2016. The unaudited pro forma financial information was as follows (in thousands):

	Fiscal Year Ended January 31,
	2017	2016
Total revenues	$8,470,154	$6,813,535
Pretax loss	(167,950)	(362,882)
Net loss	(239,169)	(212,342)
The pro forma financial information for all periods presented has been calculated after adjusting the results of Demandware and other acquisitions to reflect the business combination accounting effects resulting from these acquisitions including the amortization expense from acquired intangible assets and the stock-based compensation expense for unvested stock options and restricted stock awards assumed as though the acquisition occurred as of the beginning of the Company’s fiscal year 2016. The historical financial information has been adjusted to give effect to pro forma events that are directly attributable to the business combinations and factually supportable. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of the Company’s fiscal 2016.

The pro forma financial information for fiscal 2017 and 2016 combines the historical results of the Company, the adjusted historical results of Demandware and other acquisitions for fiscal 2017 and 2016, due to differences in reporting periods and considering the date the Company acquired Demandware and other acquisitions, and the effects of the pro forma adjustments described above.

7. Intangible Assets Acquired Through Business Combinations and Goodwill
Intangible assets acquired through business combinations
Intangible assets acquired through business combinations are as follows as of January 31, 2017 (in thousands):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life
	Jan 31, 2016	Additions	Jan 31, 2017	Jan 31, 2016	Expense	Jan 31, 2017	Jan 31, 2016	Jan 31, 2017
Acquired developed technology	$684,260	$407,901	$1,092,161	$(451,889)	$(126,040)	$(577,929)	$232,371	$514,232	3.6
Customer relationships	410,763	432,851	843,614	(160,866)	(93,169)	(254,035)	249,897	589,579	5.4
Trade name and trademark	38,980	6,970	45,950	(38,980)	(2,369)	(41,349)	0	4,601	2.3
Territory rights and other	12,372	3,414	15,786	(8,585)	(3,671)	(12,256)	3,787	3,530	7.3
50 Fremont lease intangibles	7,713	0	7,713	(3,762)	(2,519)	(6,281)	3,951	1,432	2.1
Total	$1,154,088	$851,136	$2,005,224	$(664,082)	$(227,768)	$(891,850)	$490,006	$1,113,374	4.5

Amortization of intangibles for fiscal 2017, 2016, and 2015 classified in the Consolidated Statements of Operations were $227.8 million, $161.7 million, $155.0 million, respectively.

The expected future amortization expense for intangible assets as of January 31, 2017 is as follows (in thousands):

Fiscal Period:
Fiscal 2018	$287,950
Fiscal 2019	265,806
Fiscal 2020	224,612
Fiscal 2021	169,055
Fiscal 2022	110,926
Thereafter	55,025
Total amortization expense	$1,113,374

Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter.
The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, were as follows (in thousands):

Balance as of January 31, 2015	$3,782,660
Other acquisitions	68,655
Adjustments of acquisition date fair values:	(1,378)
Balance as of January 31, 2016	3,849,937
SteelBrick	217,986
MetaMind	31,242
Demandware	1,884,886
Quip	357,610
BeyondCore	90,794
Krux	642,489
Other acquisitions	108,164
Adjustments of acquisition date fair values:
Demandware	100,383
Other business combinations and adjustments	(19,645)
Balance as of January 31, 2017	$7,263,846

8. Debt
Convertible Senior Notes

	Par Value Outstanding	Equity Component Recorded at Issuance		Liability Component of Par Value as of January 31,
(in thousands)				2017	2016
0.25% Convertible Senior Notes due April 1, 2018	$1,150,000	$122,421	(1)	$1,116,360	$1,088,097
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

•	in certain situations, when the trading price of the 0.25% Senior Notes is less than 98% of the product of the sale price of the Company’s common stock and the conversion rate;

•	upon the occurrence of specified corporate transactions described under the 0.25% Senior Notes indenture, such as a consolidation, merger or binding share exchange; or

•	at any time on or after the convertible date noted above (as described in the indenture).
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
In accounting for the transaction costs related to the 0.25% Senior Notes issuance, the Company allocated the total amount incurred to the liability and equity components based on its relative values. Transaction costs attributable to the liability component are being amortized to expense over the terms of the 0.25% Senior Notes, and transaction costs attributable to the equity component were netted with the equity component in stockholders’ equity.
The 0.25% Senior Notes consisted of the following (in thousands):

	As of January 31,
	2017	2016
Liability component :
Principal (1)	$1,150,000	$1,150,000
Less: debt discount, net (2)	(29,954)	(54,941)
Less: debt issuance cost (3)	(3,686)	(6,962)
Net carrying amount	$1,116,360	$1,088,097
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
The total estimated fair values of the Company’s 0.25% Senior Notes at January 31, 2017 was $1.5 billion. The fair value was determined based on the closing trading price per $100 of the 0.25% Senior Notes as of the last day of trading for fiscal 2017.

Based on the closing price of the Company’s common stock of $79.10 on January 31, 2017, the if-converted value of the 0.25% Senior Notes exceeded their principal amount by approximately $219.1 million. Based on the terms of the 0.25% Senior Notes, the Senior Notes were not convertible at any time during the fiscal year ended January 31, 2017.
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
The Term Loan Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends or make distributions and repurchase stock. The Company is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. The Term Loan Credit Agreement includes customary events of default. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Term Loan Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts. The occurrence of an event of default could result in the acceleration of obligations under the Term Loan Credit Agreement. The Company was in compliance with the Term Loan Credit Agreement’s covenants as of January 31, 2017.
The weighted average interest rate on the Term Loan was 1.8% for the fiscal year ended January 31, 2017. Accrued interest on the Term Loan was $5.2 million as of January 31, 2017. As of January 31, 2017, the outstanding principal portion was $500.0 million, all of which was classified as noncurrent.
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
The Revolving Loan Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends or make distributions and repurchase stock. The Company is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. The Revolving Loan Credit Agreement includes customary events of default. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Revolving Loan Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts. The occurrence of an event of default could result in the acceleration of obligations under the Revolving Loan Credit Agreement. The Company was in compliance with the Revolving Loan Credit Agreement’s covenants as of January 31, 2017.
In the fourth quarter of fiscal 2017, the Company drew upon $750.0 million of the Credit Facility and subsequently paid down $550.0 million of outstanding borrowings under the Credit Facility. There were $200.0 million outstanding borrowings under the Credit Facility as of January 31, 2017. The weighted average interest rate on the borrowings under the Credit Facility was 1.9% for fiscal 2017. The Company continues to pay a fee on the undrawn amount of the Credit Facility.
Loan Assumed on 50 Fremont

The Company assumed a $200.0 million loan with the acquisition of 50 Fremont (the “Loan”). The Loan bears an interest rate of 3.75% per annum and is due in June 2023. The Loan initially requires interest only payments. Beginning in fiscal year 2019, principal and interest payments are required, with the remaining principal due at maturity. For the fiscal year 2017 and 2016, total interest expense recognized was $7.5 million and $7.3 million, respectively. The Loan can be prepaid at any time subject to a yield maintenance fee. The agreement governing the Loan contains certain customary affirmative and negative covenants that the Company was in compliance with as of January 31, 2017.

Interest Expense on Convertible Senior Notes, Term Loan, Revolving Credit Facility and Loan Assumed on 50 Fremont
The following table sets forth total interest expense recognized related to the Notes, the Term Loan, the Credit Facility and the Loan Assumed on 50 Fremont prior to capitalization of interest (in thousands):

	Fiscal Year Ended January 31,
	2017	2016	2015
Contractual interest expense	$19,023	$11,879	$10,224
Amortization of debt issuance costs	5,403	4,105	4,622
Amortization of debt discount	25,137	24,504	36,575
	$49,563	$40,488	$51,421
9. Other Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of January 31,
	2017	2016
Prepaid income taxes	$26,932	$22,044
Other taxes receivable	34,177	27,341
Prepaid expenses and other current assets	218,418	201,209
	$279,527	$250,594
Included in prepaid expenses and other current assets are value-added tax and sales tax receivables associated with the sale of the Company's services to third parties. Value-added tax and sales tax receivables totaled $34.2 million and $27.3 million at January 31, 2017 and 2016, respectively.
Capitalized Software, net
Capitalized software, net at January 31, 2017 and 2016 was $141.7 million and $123.1 million, respectively. Accumulated amortization relating to capitalized software, net totaled $250.9 million and $186.3 million, respectively, at January 31, 2017 and 2016.
Capitalized internal-use software amortization expense totaled $64.6 million, $49.9 million, $35.7 million for fiscal 2017, 2016 and 2015, respectively.
The Company capitalized $7.2 million, $6.1 million and $5.3 million of stock-based expenses related to capitalized internal-use software development during fiscal 2017, 2016 and 2015, respectively.
Other Assets, net
Other assets consisted of the following (in thousands):

	As of January 31,
	2017	2016
Deferred income taxes, noncurrent, net	$28,939	$15,986
Long-term deposits	23,597	19,469
Domain names and patents, net of accumulated amortization of $41,783 and $25,254, respectively	39,213	40,332
Customer contract asset (Note 6)	281,733	93
Other (1)	113,387	66,217
	$486,869	$142,097
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
Domain names and patents amortization expense for fiscal 2017, 2016 and 2015 was $16.5 million, $15.5 million, $11.9 million respectively.
Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of January 31,
	2017	2016
Accounts payable	$115,257	$71,481
Accrued compensation	730,390	554,502
Non-cash equity liability (1)	68,355	0
Accrued other liabilities	521,405	454,287
Accrued income and other taxes payable	239,699	205,781
Accrued professional costs	38,254	33,814
Accrued rent	19,710	14,071
Financing obligation- leased facility, current (2)	19,594	15,402
	$1,752,664	$1,349,338
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following (in thousands):

	As of January 31,
	2017	2016
Deferred income taxes and income taxes payable	$99,378	$85,996
Financing obligation - leased facility (2)	200,711	196,711
Long-term lease liabilities and other	480,850	550,358
	$780,939	$833,065
(1) Non-cash equity liability represents the purchase price of shares issued to non-executive employees, as to shares exceeding previously registered ESPP shares at the time of sale to the extent the shares had not been subsequently sold by the employee purchaser. The Company expects this liability will be relieved within a year or earlier as the shares are subsequently sold.
(2) As of January 31, 2016, 350 Mission was in construction. In March 2016, construction was completed on the building. See Note 5 “Property and Equipment” for further discussion.
10. Stockholders’ Equity
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
In September 2011, the Company’s Board of Directors amended and restated the ESPP. In conjunction with the amendment of the ESPP, the Company’s Board of Directors determined that the offerings under the ESPP would commence, beginning with a twelve month offering period starting in December 2011. As of January 31, 2017, $48.4 million has been withheld on behalf of employees for future purchases under the ESPP and is recorded in accounts payable, accrued expenses and other liabilities. Employees purchased 3.2 million shares for $126.1 million and 3.0 million shares for $155.0 million, in fiscal 2017 and 2016, respectively, under the ESPP.
Prior to February 1, 2006, options issued under the Company’s stock option plans generally had a term of 10 years. From February 1, 2006 through July 3, 2013, options issued had a term of five years. After July 3, 2013, options issued have a term of seven years years.
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Fiscal Year Ended January 31,
Stock Options	2017		2016	2015
Volatility	31.4 -32.3%		32-37%	37%
Estimated life	3.5 years		3.5 years	3.6 years
Risk-free interest rate	0.89-1.55%	%	1.09-1.42%	1.12-1.53%
Weighted-average fair value per share of grants	$19.13		$20.22	$17.20

	Fiscal Year Ended January 31,
ESPP	2017	2016	2015
Volatility	28.2-35.2%	30-34%	32-35%
Estimated life	0.75 years	0.75 years	0.75 years
Risk-free interest rate	0.47-0.98%	0.06-0.76%	0.07-0.23%
Weighted-average fair value per share of grants	$20.18	$19.49	$14.56
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
During fiscal 2017 and 2016, the Company granted performance-based restricted stock unit awards to the Chairman of the Board and Chief Executive Officer as well as to other executive officers subject to vesting based on a performance-based condition and a service-based condition. These performance-based restricted stock units will vest simultaneously if the performance condition is achieved.

Stock activity excluding the ESPP is as follows:

		Options Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2016	46,879,908	26,258,798	$56.26
Increase in shares authorized:
2013 Equity Incentive Plan	191,592	0	0
2014 Inducement Plan	2,287,652	0	0
Assumed equity plans	4,923,185	0	0
Options granted under all plans	(10,726,140)	10,726,140	57.24
Restricted stock activity	(27,461,541)	0	0
Performance restricted stock units	(448,729)	0	0
Stock grants to board and advisory board members	(210,479)	0	0
Exercised	0	(5,457,123)	35.91
Plan shares expired	(78,365)	0	0
Canceled	1,174,739	(1,174,739)	66.20
Balance as of January 31, 2017	16,531,822	30,353,076	$59.88	$594,313
Vested or expected to vest		27,676,715	$58.89	$569,222
Exercisable as of January 31, 2017		12,180,819	$49.82	$359,591
The total intrinsic value of the options exercised during fiscal 2017, 2016 and 2015 was $224.3 million, $291.3 million and $250.3 million respectively. The intrinsic value is the difference between the current market value of the stock and the exercise price of the stock option.
The weighted-average remaining contractual life of vested and expected to vest options is approximately 5.2 years.
As of January 31, 2017, options to purchase 12,180,819 shares were vested at a weighted average exercise price of $49.82 per share and had a remaining weighted-average contractual life of approximately 4.1 years. The total intrinsic value of these vested options as of January 31, 2017 was $359.6 million.
During fiscal 2017, the Company recognized stock-based expense of $820.4 million. As of January 31, 2017, the aggregate stock compensation remaining to be amortized to costs and expenses was $2.6 billion. It is expected that this stock compensation balance will be amortized as follows: $980.5 million during fiscal 2018; $762.9 million during fiscal 2019; $540.5 million during fiscal 2020; $249.7 million during fiscal 2021; $17.4 million during fiscal 2022; $17.2 million during fiscal 2023; $8.0 million during fiscal 2024. The expected amortization reflects only outstanding stock awards as of January 31, 2017 and assumes no forfeiture activity.
The aggregate stock compensation remaining to be amortized to costs and expenses will be recognized over a weighted average period of 2.1 years.

The following table summarizes information about stock options outstanding as of January 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.86 to $39.09	5,365,871	4.4	$21.83	3,937,735	$26.53
$40.19 to $54.36	4,296,003	3.8	51.78	3,082,048	51.62
$52.22 to $58.86	557,788	4.6	57.05	295,043	56.97
$59.34	5,707,488	4.8	59.34	2,895,013	59.34
$59.37 to $75.01	2,164,797	5.8	68.85	396,998	68.69
$75.57	6,106,407	6.8	75.57	0	0.00
$76.48 to $82.55	6,154,722	5.9	80.75	1,573,982	80.95
	30,353,076	5.3	$59.88	12,180,819	$49.82
Restricted stock activity is as follows:

	Restricted Stock Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2015	23,144,008	$0.001
Granted- restricted stock units and awards	9,736,623	0.001
Granted- performance stock units	191,382	0.001
Canceled	(2,715,332)	0.001
Vested and converted to shares	(9,062,096)	0.001
Balance as of January 31, 2016	21,294,585	$0.001
Granted- restricted stock units and awards	16,392,948	0.001
Granted- performance stock units	208,711	0.001
Canceled	(2,017,842)	0.001
Vested and converted to shares	(8,424,904)	0.001
Balance as of January 31, 2017	27,453,498	$0.001	$2,171,572
Expected to vest	22,960,255		$1,816,156
The restricted stock, which upon vesting entitles the holder to one share of common stock for each share of restricted stock, has an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and generally vests over 4 years.
The weighted-average grant date fair value of the restricted stock issued for fiscal 2017, 2016 and 2015 was $75.99, $73.61 and $58.89, respectively.

Common Stock
The following number of shares of common stock were reserved and available for future issuance at January 31, 2017:

Options outstanding	30,353,076
Restricted stock awards and units and performance stock units outstanding	27,453,498
Stock available for future grant:
2013 Equity Incentive Plan	15,987,951
2014 Inducement Plan	461,465
Amended and Restated 2004 Employee Stock Purchase Plan	3,663,369
Assumed Equity Plans	82,406
Convertible senior notes	17,308,880
Warrants	17,308,880
112,619,525
During fiscal years 2017, 2016 and 2015, certain board members received stock grants totaling 62,632 shares of common stock, 67,041 shares of common stock and 83,127 shares of common stock, respectively for board services pursuant to the terms described in the 2013 Plan and previously, the 2004 Outside Directors Stock Plan. The expense related to these awards, which was expensed immediately at the time of the issuance, totaled $4.7 million, $4.8 million and $5.0 million for fiscal 2017, 2016 and 2015, respectively.
Preferred Stock
The Company’s board of directors has the authority, without further action by stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. The ability to issue preferred stock could delay or impede a change in control. As of January 31, 2017 and 2016, no shares of preferred stock were outstanding.
11. Income Taxes
The domestic and foreign components of income (loss) before provision for (benefit from) income taxes consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2017	2016	2015
Domestic	$65,432	$(49,558)	$(211,253)
Foreign	(40,049)	113,837	(1,832)
	$25,383	$64,279	$(213,085)

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2017	2016	2015
Current:
Federal	$153	$40,723	$893
State	4,626	13,023	1,388
Foreign	71,878	57,347	50,493
Total	76,657	111,093	52,774
Deferred:
Federal	(182,848)	1,453	8,771
State	(35,808)	(426)	(10,830)
Foreign	(12,250)	(415)	(1,112)
Total	(230,906)	612	(3,171)
Provision for (benefit from) income taxes	$(154,249)	$111,705	$49,603

As described in Note 1 “Summary of Business and Significant Accounting Policies”, the Company early adopted ASU 2016-09 in fiscal 2017. The excess tax benefits resulted from the vesting or the settlement of the stock awards recorded in the consolidated statement of operations during fiscal 2017 were immaterial, after considering the change in the Company's valuation allowance. Prior to the adoption of ASU 2016-09, the Company recorded the excess tax benefits of $59.5 million and $7.7 million directly to stockholders' equity, in fiscal 2016 and 2015 respectively.

In fiscal 2017, the Company recorded a net tax benefit of $154.2 million. The most significant component of this tax amount was the benefit of $210.3 million resulting from a partial release of its valuation allowance in connection with the acquisition of Demandware. The net deferred tax liability from acquisitions provided an additional source of income to support the realizability of the Company's pre-existing deferred tax assets and as a result, the Company released a portion of its valuation allowance. The tax benefit associated with the release of the valuation allowance was partially offset by income taxes in profitable jurisdictions outside the United States. In addition, as a result of adopting ASU 2016-09 and the Company's valuation allowance position, it did not record significant current tax expense for the United States. In fiscal 2016, the Company recorded income taxes in profitable jurisdictions outside the United States and current tax expense in the United States. The Company had U.S. current tax expense as a result of taxable income before considering certain excess tax benefits from stock options and vesting of restricted stock. In fiscal 2015, the Company recorded income taxes in profitable jurisdictions outside the United States, which was partially offset by tax benefits from losses incurred by ExactTarget in certain state jurisdictions.

A reconciliation of income taxes at the statutory federal income tax rate to the provision for (benefit from) income taxes included in the accompanying consolidated statements of operations is as follows (in thousands):

	Fiscal Year Ended January 31,
	2017	2016	2015
U.S. federal taxes at statutory rate	$8,884	$22,498	$(74,580)
State, net of the federal benefit	838	(5,260)	(5,332)
Foreign taxes in excess of the U.S. statutory rate (1)	61,912	(25,780)	29,880
Change in valuation allowance	(128,797)	139,565	100,143
Tax credits	(50,216)	(48,943)	(28,056)
Non-deductible expenses	47,836	26,841	26,224
Tax expense from acquisitions	568	1,584	2,341
Excess tax benefits related to shared based compensation (2)	(95,030)	0	0
Other, net	(244)	1,200	(1,017)
Provision for (benefit from) income taxes	$(154,249)	$111,705	$49,603

(1) In fiscal 2016, most of the Altera related tax benefits was reflected in the foreign taxes in excess of the U.S. statutory rate, which was partially offset by a change in valuation allowance.

(2) In fiscal 2017, due to the early adoption of ASU 2016-09, the excess tax benefits resulted from the vesting or the settlement of the stock awards were recorded in the tax provision, which was offset by the valuation allowance in the U.S. jurisdiction.
The Company received certain tax incentives in Switzerland and Singapore in the form of reduced tax rates. The tax reduction program in Switzerland expired in fiscal 2015, and the program in Singapore expired in fiscal 2016.
Deferred Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	As of January 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$1,018,080	$260,015
Deferred stock-based expense	133,921	89,532
Tax credits	240,925	211,997
Deferred rent expense	65,779	49,790
Accrued liabilities	141,008	122,950
Deferred revenue	0	14,261
Basis difference on strategic and other investments	42,034	26,202
Financing obligation	140,539	127,198
Deferred cost sharing adjustment	30,351	30,351
Non-cash equity liability	26,155	0
Other	21,432	22,845
Total deferred tax assets	1,860,224	955,141
Less valuation allowance	(948,386)	(439,971)
Deferred tax assets, net of valuation allowance	911,838	515,170
Deferred tax liabilities:
Deferred commissions	(139,641)	(121,071)
Purchased intangibles	(408,203)	(160,200)
Unrealized gains on investments	(8,547)	(2,858)
Depreciation and amortization	(251,782)	(224,435)
Deferred revenue	(98,997)	0
Other	0	(2,207)
Total deferred tax liabilities	(907,170)	(510,771)
Net deferred tax assets	$4,668	$4,399
At January 31, 2017, for federal income tax purposes, the Company had net operating loss carryforwards of approximately $2.7 billion, which expire in fiscal 2021 through fiscal 2038, federal research and development tax credits of approximately $196.1 million, which expire in fiscal 2020 through fiscal 2037, foreign tax credits of approximately $42.8 million, which expire in fiscal 2019 through fiscal 2027, and minimum tax credits of $0.7 million, which have no expiration date. For California income tax purposes, the Company had net operating loss carryforwards of approximately $890.2 million which expire beginning in fiscal 2018 through fiscal 2038, California research and development tax credits of approximately $157.3 million, which do not expire, and $9.5 million of enterprise zone tax credits, which expire in fiscal 2025. For other states income tax purposes, the Company had net operating loss carryforwards of approximately $1.1 billion which expire beginning in fiscal 2018 through fiscal 2037 and tax credits of approximately $17.1 million, which expire beginning in fiscal 2021 through fiscal 2027. Utilization of the Company’s net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some or all of its deferred tax assets will not be realized. The Company evaluates and weighs all available positive and negative evidence such as historic results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years. During fiscal 2017, the valuation allowance increased by $508.4 million. The net increase was primarily a result of the early adoption of ASU 2016-09, which was offset by the partial release of the valuation allowance in connection with the acquisitions. The Company will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions going forward. The Company will adjust its valuation allowance in the event sufficient positive evidence overcomes the negative evidence of losses in recent years, for example, if the trend in increasing taxable income continues.
Tax Benefits Related to Stock-Based Expense
The total income tax benefit related to stock-based awards was $228.8 million, $180.2 million and $170.8 million for fiscal 2017, 2016 and 2015, respectively, the majority of which was not recognized as a result of the valuation allowance.
Unrecognized Tax Benefits and Other Considerations
The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. Certain prior year tax returns are currently being examined by various taxing authorities in countries including the United States and France. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50 percent likely to be realized upon settlement with the taxing authority. The Company had gross unrecognized tax benefits of $231.3 million, $172.7 million, and $146.2 million as of January 31, 2017, 2016 and 2015 respectively.
A reconciliation of the beginning and ending balance of total unrecognized tax benefits for fiscal years 2017, 2016 and 2015 is as follows (in thousands):

	Fiscal Year Ended January 31,
	2017	2016	2015
Balance as of February 1, 2016	$172,741	$146,188	$102,275
Tax positions taken in prior period:
Gross increases	18,254	7,456	17,938
Gross decreases	(1,131)	(7,264)	(1,967)
Tax positions taken in current period:	0
Gross increases	57,872	38,978	34,226
Settlements	(15,598)	(8,684)	0
Lapse of statute of limitations	(1,261)	(781)	(1,224)
Currency translation effect	440	(3,152)	(5,060)
Balance as of January 31, 2017	$231,317	$172,741	$146,188

For fiscal 2017, 2016 and 2015 total unrecognized tax benefits in an amount of $73.0 million, $56.2 million and $44.6 million, respectively, if recognized, would reduce income tax expense and the Company’s effective tax rate after considering the impact of the change in valuation allowance in the U.S.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the income tax provision. The Company accrued penalties and interest in the amount of $0.2 million, $1.3 million and $1.3 million in income tax expense during fiscal 2017, 2016 and 2015, respectively. The balance in the non-current income tax payable related to penalties and interest was $6.7 million, $6.3 million and $4.6 million as of January 31, 2017, 2016 and 2015, respectively.
The Company has operations and taxable presence in multiple jurisdictions in the U.S. and outside of the U.S. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions around the world. The Company currently considers U.S. federal and state, Canada, Japan, Australia, Germany, France and the United Kingdom to be major tax jurisdictions. The Company’s U.S. federal and state tax returns since February 1999, which was the inception of the Company, remain open to examination. With some exceptions, tax years prior to fiscal 2011 in jurisdictions outside of U.S. are generally closed. However, in Japan and United Kingdom, the Company is no longer subject to examinations for years prior to fiscal 2014 and fiscal 2015, respectively.
The Company is currently under audit by the U.S. Internal Revenue Service for fiscal 2011 to 2012. Additionally, examinations are conducted in other international jurisdictions, including France. During fiscal 2017, the Company completed examinations or effectively settled on tax positions with various taxing authorities and accordingly, decreased unrecognized tax benefits by $15.6 million resulting from settlements. The Company regularly evaluates its uncertain tax positions and the likelihood of outcomes from these tax examinations. Significant judgment and estimates are necessary in the determination of income tax reserves. The Company believes that it has provided adequate reserves for its income tax uncertainties. However, the outcome of the tax audits cannot be predicted with certainty. If any issues addressed in the Company's tax audits are resolved in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future. However, in general, any adjustments resulting from the U.S. audits should not have an impact to the Company's tax provision due to its valuation allowance. In the next twelve months, as some of these ongoing examinations are completed and tax positions in these tax years meet the conditions of being effectively settled, the Company anticipates it is reasonably possible that a decrease of unrecognized tax benefits up to approximately $12.0 million may occur.
12. Earnings/Loss Per Share
Basic earnings/loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the fiscal period. Diluted earnings/loss per share is computed by giving effect to all potential weighted average dilutive common stock, including options, restricted stock units, warrants and the convertible senior notes. The dilutive effect of outstanding awards and convertible securities is reflected in diluted earnings per share by application of the treasury stock method. Diluted loss per share for fiscal 2016 and 2015 are the same as basic loss per share as there is a net loss in these periods and inclusion of potentially issuable shares is anti-dilutive.
A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands):

	Fiscal Year Ended January 31,
	2017	2016	2015
Numerator:
Net income (loss)	$179,632	$(47,426)	$(262,688)
Denominator:
Weighted-average shares outstanding for basic earnings (loss) per share	687,797	661,647	624,148
Effect of dilutive securities:
Convertible senior notes	1,906	0	0
Employee stock awards	10,514	0	0
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings (loss) per share	700,217	661,647	624,148
The weighted-average number of shares outstanding used in the computation of basic and diluted earnings/loss per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings/loss per share because the effect would have been anti-dilutive (in thousands):

	Fiscal Year Ended January 31,
	2017	2016	2015
Employee Stock awards	10,527	26,615	22,157
Convertible senior notes	0	17,309	25,953
Warrants	17,309	17,309	37,517
13. Commitments
Letters of Credit
As of January 31, 2017, the Company had a total of $83.3 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through December 2030.
Leases
The Company leases facilities space and certain fixed assets under non-cancelable operating and capital leases with various expiration dates.

As of January 31, 2017, the future minimum lease payments under non-cancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases	Financing Obligation -Leased Facility(1)
Fiscal Period:
Fiscal 2018	$119,342	$463,250	$21,437
Fiscal 2019	115,791	413,435	21,881
Fiscal 2020	201,578	332,127	22,325
Fiscal 2021	36	266,253	22,770
Fiscal 2022	0	241,266	23,214
Thereafter	0	1,202,817	210,713
Total minimum lease payments	436,747	$2,919,148	$322,340
Less: amount representing interest	(39,531)
Present value of capital lease obligations	$397,216
______________
(1) Total Financing Obligation -Leased Facility noted above represents the total obligation on the lease agreement noted in Note 5 “Property and Equipment.” As of January 31, 2017, $220.3 million of the total $322.3 million obligation noted above was recorded to Financing obligation - leased facility, of which the current portion is included in "Accounts payable, accrued expenses and other liabilities" and the non-current portion is included in “Other noncurrent liabilities” on the consolidated balance sheets.
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
Rent expense for fiscal 2017, 2016 and 2015 was $226.0 million, $174.6 million and $162.8 million, respectively.

Other Purchase Commitments

In April 2016, the Company entered into an agreement with a third party provider for certain infrastructure services for a period of four years. The agreement provides that the Company will pay $96.0 million in fiscal 2018, $108.0 million in fiscal 2019 and $126.0 million in fiscal 2020.
14. Employee Benefit Plan
The Company has a 401(k) plan covering all eligible employees in the United States and a Registered Retirement Savings plan covering all eligible employees in Canada. Since January 1, 2006, the Company has been contributing to the plans. Total Company contributions during fiscal 2017, 2016 and 2015, were $56.4 million, $45.6 million and $38.1 million, respectively.
15. Legal Proceedings and Claims
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
The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. In management’s opinion, resolution of all current matters is not expected to have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect the Company’s current or future results of operations or cash flows in a particular quarter.
16. Related-Party Transactions

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

Since the Foundation’s and Salesforce.org’s inception, the Company has provided at no charge certain resources to those entities' employees such as office space, furniture, equipment, facilities, services, and other resources. The value of these items was approximately $3.3 million for the fiscal year 2017.

The resource sharing agreement was amended in August 2015 to include resources outside of the United States and is more explicit about the types of resources that the Company will provide.

Additionally, the Company has donated subscriptions of the Company’s services to other qualified non-profit organizations. The Company also allows Salesforce.org to resell the Company’s service to non-profit organizations and certain higher education entities. The Company does not charge Salesforce.org for these subscriptions, therefore revenue from subscriptions provided to non-profit organizations is donated back to the community through charitable grants made by the Foundation and Salesforce.org. For instance, the reseller agreement was amended in August 2015 to include additional customer segments and certain customers outside the U.S. and was amended in October 2015 to add an addendum with model clauses for the processing of personal data transferred from the European Economic Area. The value of the subscriptions pursuant to reseller agreements, as amended, was approximately $112.4 million for the fiscal year 2017. The Company plans to continue these programs.

As described in Note 6 “Business Combinations,” the Company's Chairman held an ownership interest in an acquisition that was completed by the Company in April 2016.
17. Subsequent Events

In February 2017, the Company paid down the remaining $200.0 million of outstanding borrowings under the Credit Facility. As of the filing date, there were no outstanding borrowings under the Credit Facility.

In February 2017, the Company acquired the outstanding stock of Sequence, Inc. (“Sequence”), a consulting firm that helps lead design-driven transformation by creating connected customer experiences. The Company acquired Sequence for its employees and product offerings. Beginning with the fiscal quarter ended April 30, 2017, the Company will include the financial results of Sequence in its condensed consolidated financial statements from the date of the acquisition. The total estimated consideration for Sequence was approximately $18.0 million.

18. Selected Quarterly Financial Data (Unaudited)
Selected summarized quarterly financial information for fiscal 2017 and 2016 is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
	(in thousands, except per share data)
Fiscal 2017
Revenues	$1,916,603	$2,036,618	$2,144,775	$2,293,988	$8,391,984
Gross profit	1,419,622	1,511,039	1,559,253	1,668,031	6,157,945
Income (loss) from operations	51,986	32,551	3,036	(23,345)	64,228
Net income (loss)	$38,759	$229,622	$(37,309)	$(51,440)	$179,632
Basic net income (loss) per share	$0.06	$0.34	$(0.05)	$(0.07)	$0.26
Diluted net income (loss) per share	$0.06	$0.33	$(0.05)	$(0.07)	$0.26
Fiscal 2016
Revenues	$1,511,167	$1,634,684	$1,711,967	$1,809,398	$6,667,216
Gross profit	1,129,365	1,229,300	1,288,284	1,365,719	5,012,668
Income from operations	31,105	19,824	43,434	20,560	114,923
Net income (loss)	$4,092	$(852)	$(25,157)	$(25,509)	$(47,426)
Basic net income (loss) per share	$0.01	$0.00	$(0.04)	$(0.04)	$(0.07)
Diluted net income (loss) per share	$0.01	$0.00	$(0.04)	$(0.04)	$(0.07)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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

(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2017 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of Demandware, Inc. (“Demandware”), which we acquired in July 2016, as discussed in Note 6, “Business Combinations,” of the Notes to the Consolidated Financial Statements. We have included the financial results of Demandware in the consolidated financial statements from the date of acquisition. Total revenues subject to Demandware’s internal control over financial reporting represented approximately one percent of our consolidated total revenues for the fiscal year ended January 31, 2017. Total assets subject to Demandware's internal control over financial reporting represented approximately two percent of our consolidated total asset, excluding acquisition method fair value adjustments, as of January 31, 2017. Total net assets subject to Demandware's internal control over financial reporting represented approximately two percent of our consolidated net assets, excluding acquisition method fair value adjustments, as of January 31, 2017.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2017. We reviewed the results of management’s assessment with our Audit Committee.
The effectiveness of our internal control over financial reporting as of January 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
(c) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended January 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We have adopted a code of ethics, our Code of Conduct, which applies to all employees, including our principal executive officer, Marc Benioff, principal financial officer, Mark Hawkins, principal accounting officer, Joe Allanson, and all other executive officers. The Code of Conduct is available on our website at http://investor.salesforce.com/about-us/investor/corporate-governance/. A copy may also be obtained without charge by contacting Investor Relations, salesforce.com, inc., The Landmark @ One Market, Suite 300, San Francisco, California 94105 or by calling (415) 901-7000.
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
(c) Financial Statement Schedules.

salesforce.com, inc.
Schedule II Valuation and Qualifying Accounts

Description	Balance at beginning of year	Additions	Deductions write-offs	Balance at end of year
Fiscal year ended January 31, 2017
Allowance for doubtful accounts	$10,488,000	$17,591,000	$(16,040,000)	$12,039,000
Fiscal year ended January 31, 2016
Allowance for doubtful accounts	$8,146,000	$14,738,000	$(12,396,000)	$10,488,000
Fiscal year ended January 31, 2015
Allowance for doubtful accounts	$4,769,000	6,867,000	(3,490,000)	$8,146,000

ITEM 16.	10-K SUMMARY

Omitted at registrant’s option.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 6, 2017
salesforce.com, inc.

	By:	/S/ MARK J. HAWKINS
Mark J. Hawkins
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: March 6, 2017
salesforce.com, inc.

	By:	/S/ JOE ALLANSON
Joe Allanson
Executive Vice President, Chief
Accounting Officer and Corporate
Controller
(Principal Accounting Officer)

POWER OF ATTORNEY AND SIGNATURES
KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Marc Benioff, Mark J. Hawkins, Joe Allanson and Amy Weaver, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARC BENIOFF	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 6, 2017
Marc Benioff

/s/ MARK J. HAWKINS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 6, 2017
Mark J. Hawkins

/s/ JOE ALLANSON	Executive Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 6, 2017
Joe Allanson

/s/ KEITH BLOCK	Director, Vice Chairman, President and Chief Operating Officer	March 6, 2017
Keith Block

/s/ CRAIG CONWAY	Director	March 6, 2017
Craig Conway

/s/ ALAN HASSENFELD	Director	March 6, 2017
Alan Hassenfeld

/s/ NEELIE KROES	Director	March 6, 2017
Neelie Kroes

/s/ COLIN POWELL	Director	March 6, 2017
Colin Powell

/s/ SANFORD R. ROBERTSON	Director	March 6, 2017
Sanford R. Robertson

/s/ JOHN V. ROOS	Director	March 6, 2017
John V. Roos

/s/ LAWRENCE TOMLINSON	Director	March 6, 2017
Lawrence Tomlinson

Signature	Title	Date

/s/ ROBIN WASHINGTON	Director	March 6, 2017
Robin Washington

/s/ MAYNARD WEBB	Director	March 6, 2017
Maynard Webb

/s/ SUSAN WOJCICKI	Director	March 6, 2017
Susan Wojcicki

Index to Exhibits

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of May 31, 2016, by and among salesforce.com, inc., Dynasty Acquisition Corp. and Demandware, Inc.		8-K	001-32224	2.1	6/1/2016
3.1	Amended and Restated Certificate of Incorporation of salesforce.com, inc.		8-K	001-32224	3.1	6/3/2016
3.2	Amended and Restated Bylaws of salesforce.com, inc.		8-K	001-32224	3.2	3/21/2016
4.1	Specimen Common Stock Certificate		S-1/A	333-111289	4.2	4/20/2004
4.2	Indenture dated March 18, 2013 between salesforce.com, inc. and U.S. Bank National Association including the form of 0.25% Convertible Senior Notes due 2018 therein		8-K	001-32224	4.1	3/18/2013
10.1*	Form of Indemnification Agreement between salesforce.com, inc. and its officers and directors		S-1/A	333-111289	10.1	4/20/2004
10.2*	2004 Equity Incentive Plan, as amended		10-Q	001-32224	10.1	8/22/2008
10.3*	2013 Equity Incentive Plan and related forms of equity award agreements, as amended		8-K	001-32224	10.1	6/9/2015
10.4*	2004 Employee Stock Purchase Plan, as amended		8-K	001-32224	10.1	6/9/2015
10.5*	2004 Outside Directors Stock Plan, as amended		10-K	001-32224	10.5	3/23/2011
10.6*	2006 Inducement Equity Incentive Plan, as amended		8-K	001-32224	10.1	6/8/2012
10.7*	2014 Inducement Equity Incentive Plan, as amended and restated effective September 8, 2016, and related forms of equity awards		S-8	333-213685	4.3	9/16/2016
10.8*	Kokua Bonus Plan, as amended and restated December 5, 2014, effective February 1, 2015		10-K	001-32224	10.7	3/6/2015
10.9	Resource Sharing Agreement, dated August 1, 2015, by and between salesforce.com, inc., the salesforce.com foundation, and Salesforce.org		10-Q	001-32224	10.5	8/25/2015
10.10	Reseller Agreement, dated August 1, 2015, between salesforce.com, inc. and Salesforce.org		10-Q	001-32224	10.4	8/25/2015

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
10.11	Amendment to Reseller Agreement, dated October 13, 2015, between salesforce.com, inc. and Salesforce.org		10-Q	001-32224	10.1	11/20/2015
10.12*	Form of Offer Letter for Executive Officers and schedule of omitted details thereto		10-K	001-32224	10.1	3/9/2012
10.13*	Employment Offer Letter, dated May 2, 2013 between salesforce.com, inc. and Keith Block		8-K	001-32224	10.1	6/11/2013
10.14*	Employment Offer Letter, dated June 11, 2014, between salesforce.com, inc. and Mark Hawkins		8-K	001-32224	10.2	6/30/2014
10.15*	Form of Change of Control and Retention Agreement as entered into with Marc Benioff		10-K	001-32224	10.13	3/9/2009
10.16*	Form of Change of Control and Retention Agreement as entered into with non-CEO Executive Officers		10-K	001-32224	10.14	3/9/2009
10.17*	Form of Performance-Based Restricted Stock Unit Agreement for Executive Officers	X
10.18	Form of Convertible Bond Hedge Confirmation		8-K	001-32224	10.2	3/18/2013
10.19	Form of Warrant Confirmation		8-K	001-32224	10.3	3/18/2013
10.20	Office Lease dated as of April 10, 2014 by and between salesforce.com, inc. and Transbay Tower LLC		10-Q	001-32224	10.2	5/30/2014
10.21	Purchase and Sale Agreement, dated November 10, 2014, between salesforce.com, inc. and 50 Fremont Tower, LLC		10-Q	001-32224	10.2	11/26/2014
10.22	Commitment Letter, dated as of May 31, 2016, by and among salesforce.com, inc., Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated		8-K	001-32224	10.1	6/1/2016
10.23	Credit Agreement, dated as of July 7, 2016, by and among salesforce.com, inc., the guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent		8-K	001-32224	10.1	7/11/2016
10.24	Amended and Restated Credit Agreement, dated as of July 7, 2016, by and among salesforce.com, inc., the subsidiaries of the Company party thereto as guarantors, the lenders from time to time thereto and Wells Fargo Bank, N.A., as Administrative Agent		8-K	001-32224	10.2	7/11/2016
21.1	List of Subsidiaries	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)	X

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.