Form 10-Q
period 2017-04-30
SALESFORCE COM INC
filed 2017-05-22
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2017
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒   No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer	☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of April 30, 2017, there were approximately 712.2 million shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
salesforce.com, inc.
Consolidated Balance Sheets
(in thousands)

	April 30, 2017	January 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,024,904	$1,606,549
Marketable securities	1,194,646	602,338
Accounts receivable, net	1,439,875	3,196,643
Deferred commissions	297,419	311,770
Prepaid expenses and other current assets	447,647	279,527
Total current assets	5,404,491	5,996,827
Property and equipment, net	1,846,413	1,787,534
Deferred commissions, noncurrent	220,507	227,849
Capitalized software, net	141,685	141,671
Strategic investments	639,191	566,953
Goodwill	7,290,025	7,263,846
Intangible assets acquired through business combinations, net	1,041,384	1,113,374
Other assets, net	475,234	486,869
Total assets	$17,058,930	$17,584,923
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$1,459,686	$1,752,664
Deferred revenue	5,042,652	5,542,802
Convertible 0.25% senior notes, net	1,123,525	0
Total current liabilities	7,625,863	7,295,466
Convertible 0.25% senior notes, net	0	1,116,360
Term loan	497,509	497,221
Loan assumed on 50 Fremont	198,336	198,268
Revolving credit facility	0	196,542
Other noncurrent liabilities	802,734	780,939
Total liabilities	9,124,442	10,084,796
Stockholders’ equity:
Common stock	712	708
Additional paid-in capital	8,398,380	8,040,170
Accumulated other comprehensive income (loss)	9,513	(75,841)
Accumulated deficit	(474,117)	(464,910)
Total stockholders’ equity	7,934,488	7,500,127
Total liabilities and stockholders’ equity	$17,058,930	$17,584,923

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2017	2016
Revenues:
Subscription and support	$2,200,908	$1,775,493
Professional services and other	186,671	141,110
Total revenues	2,387,579	1,916,603
Cost of revenues (1)(2):
Subscription and support	462,921	351,101
Professional services and other	187,634	145,880
Total cost of revenues	650,555	496,981
Gross profit	1,737,024	1,419,622
Operating expenses (1)(2):
Research and development	376,081	260,970
Marketing and sales	1,109,504	895,860
General and administrative	260,321	210,806
Total operating expenses	1,745,906	1,367,636
Income (loss) from operations	(8,882)	51,986
Investment income	5,266	8,122
Interest expense	(22,196)	(22,011)
Other income (expense) (1)	2,849	(13,806)
Gains from acquisitions of strategic investments	0	12,864
Income (loss) before benefit from income taxes	(22,963)	37,155
Benefit from income taxes	13,756	1,604
Net income (loss)	$(9,207)	$38,759
Basic net income (loss) per share	$(0.01)	$0.06
Diluted net income (loss) per share	$(0.01)	$0.06
Shares used in computing basic net income (loss) per share	706,174	677,514
Shares used in computing diluted net income (loss) per share	706,174	686,799
_______________
(1) Amounts include amortization of purchased intangibles from business combinations, as follows:

	Three Months Ended April 30,
	2017	2016
Cost of revenues	$43,586	$22,215
Marketing and sales	30,644	15,386
Other non-operating expense	375	706
(2) Amounts include stock-based expense, as follows:

	Three Months Ended April 30,
	2017	2016
Cost of revenues	$31,510	$26,634
Research and development	63,915	35,168
Marketing and sales	118,996	95,474
General and administrative	37,148	31,643

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2017	2016
Net income (loss)	$(9,207)	$38,759
Other comprehensive income, before tax and net of reclassification adjustments:
Foreign currency translation and other gains (losses)	14,024	10,256
Unrealized gains on marketable securities and strategic investments	71,330	11,084
Other comprehensive income, before tax	85,354	21,340
Tax effect	0	0
Other comprehensive income, net of tax	85,354	21,340
Comprehensive income	$76,147	$60,099

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2017	2016
Operating activities:
Net income (loss)	$(9,207)	$38,759
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	185,108	132,772
Amortization of debt discount and issuance costs	7,717	7,185
Gains from acquisitions of strategic investments	0	(12,864)
Amortization of deferred commissions	106,142	88,514
Expenses related to employee stock plans	251,569	188,919
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	1,757,507	1,307,312
Deferred commissions	(84,449)	(63,519)
Prepaid expenses and other current assets and other assets	(183,411)	(56,671)
Accounts payable, accrued expenses and other liabilities	(301,242)	(286,228)
Deferred revenue	(500,150)	(293,117)
Net cash provided by operating activities	1,229,584	1,051,062
Investing activities:
Business combinations, net of cash acquired	(19,781)	(1,799)
Strategic investments, net	(458)	(22,061)
Purchases of marketable securities	(698,561)	(589,336)
Sales of marketable securities	103,837	222,934
Maturities of marketable securities	3,850	23,285
Capital expenditures	(156,602)	(83,301)
Net cash used in investing activities	(767,715)	(450,278)
Financing activities:
Proceeds from employee stock plans	159,807	89,141
Principal payments on capital lease obligations	(9,443)	(49,968)
Payments on revolving credit facility	(200,000)	0
Net cash provided by (used in) financing activities	(49,636)	39,173
Effect of exchange rate changes	6,122	763
Net increase in cash and cash equivalents	418,355	640,720
Cash and cash equivalents, beginning of period	1,606,549	1,158,363
Cash and cash equivalents, end of period	$2,024,904	$1,799,083

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2017	2016
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$6,722	$23,750
Income taxes, net of tax refunds	$17,347	$7,909
Non-cash investing and financing activities:
Fixed assets acquired under capital leases	$2,471	$585
Building - leased facility acquired under financing obligation	$0	$1,676
Fair value of equity awards assumed	$0	$11,449
Fair value of common stock issued as consideration for business combinations	$6,193	$278,372
Non-cash equity liability (See Note 9)	$7,485	$0

See accompanying Notes.

salesforce.com, inc.
Notes to Consolidated Financial Statements

1. Summary of Business and Significant Accounting Policies
Description of Business
Salesforce.com, inc. ("the Company") is a leading provider of enterprise software, delivered through the cloud, with a focus on customer relationship management, or CRM. The Company introduced its first CRM solution in 2000, and has since expanded its service offerings into new areas and industries with new editions, features and platform capabilities.
The Company's core mission is to empower its customers to connect with their customers in entirely new ways through cloud, mobile, social, Internet of Things (“IoT”) and artificial intelligence technologies.
The Company's Customer Success Platform is a comprehensive portfolio of service offerings providing sales force automation, customer service and support, marketing automation, digital commerce, community management, analytics, application development, IoT integration, collaborative productivity tools and its professional cloud services.
Fiscal Year
The Company’s fiscal year ends on January 31. References to fiscal 2018, for example, refer to the fiscal year ending January 31, 2018.
Basis of Presentation

The accompanying consolidated balance sheet as of April 30, 2017 and the consolidated statements of operations, the consolidated statements of comprehensive income and the consolidated statements of cash flows for the three months ended April 30, 2017 and 2016, respectively, are unaudited.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of April 30, 2017, and its results of operations, including its comprehensive income, and its cash flows for the three months ended April 30, 2017 and 2016. All adjustments are of a normal recurring nature. The results for the three months ended April 30, 2017 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2018.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2017.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in the Company’s consolidated financial statements and notes thereto.
Significant estimates and assumptions made by management include the determination of:

•	the best estimate of selling price of the deliverables included in multiple deliverable revenue arrangements;

•	the fair value of assets acquired and liabilities assumed for business combinations;

•	the recognition, measurement and valuation of current and deferred income taxes;

•	the fair value of certain stock awards issued;

•	the useful lives of intangible assets, property and equipment and building and structural components; and

•	the valuation of strategic investments and the determination of other-than-temporary impairments.

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
Segments
The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, who is the chief executive officer, in deciding how to allocate resources and assessing performance. Over the past few years, the Company has completed a number of acquisitions. These acquisitions have allowed the Company to expand its offerings, presence and reach in various market segments of the enterprise cloud computing market. While the Company has offerings in multiple enterprise cloud computing market segments, including as a result of the Company's acquisitions, the Company’s business operates in one operating segment because the majority of the Company's offerings operate on a single platform and are deployed in an identical way, and the Company’s chief operating decision maker evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.
Concentrations of Credit Risk and Significant Customers
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. In addition, in connection with the Company's 0.25% Senior Notes (as defined in Note 8 "Debt"), the Company entered into convertible note hedge transactions with respect to its common stock which are exposed to concentrations of credit risk. Collateral is not required for accounts receivable or the note hedge transactions. The Company maintains an allowance for its doubtful accounts receivable. This allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with delinquent accounts. Receivables are written-off and charged against its recorded allowance when the Company has exhausted collection efforts without success.
No single customer accounted for more than five percent of accounts receivable at April 30, 2017 and January 31, 2017. No single customer accounted for five percent or more of total revenue during the three months ended April 30, 2017 and 2016.
Geographic Locations
As of April 30, 2017 and January 31, 2017, assets located outside the Americas were 13 percent and 12 percent of total assets, respectively. As of April 30, 2017 and January 31, 2017, assets located in the United States were 85 percent and 86 percent of total assets, respectively.
Revenues by geographical region are as follows (in thousands):

	Three Months Ended April 30,
	2017	2016
Americas	$1,755,358	$1,413,229
Europe	409,615	327,854
Asia Pacific	222,606	175,520
	$2,387,579	$1,916,603
Americas revenue attributed to the United States was approximately 96 percent and 97 percent during the three months ended April 30, 2017 and 2016, respectively. No other country represented more than ten percent of total revenue during the three months ended April 30, 2017 and 2016.
Revenue Recognition
The Company derives its revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing the Company’s enterprise cloud computing services and from customers paying for additional support beyond the standard support that is included in the basic subscription fees; and (2) related professional services such as process mapping, project management, implementation services and other revenue. Other revenue consists primarily of training fees.
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
Professional Services and Other Revenues
The Company’s professional services contracts are either on a time and materials, fixed fee or subscription basis. These revenues are recognized as the services are rendered for time and materials contracts, when the milestones are achieved and accepted by the customer or on a proportional performance basis for fixed price contracts and ratably over the contract term for subscription professional services contracts. The milestone method for revenue recognition is used when there is substantive uncertainty at the date the contract is entered into whether the milestone will be achieved. Training revenues are recognized as the services are performed.
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
During the three months ended April 30, 2017, the Company deferred $84.4 million of commission expenditures and amortized $106.1 million to sales expense. During the same period a year ago, the Company deferred $63.5 million of commission expenditures and amortized $88.5 million to sales expense. Deferred commissions on the Company's consolidated balance sheets totaled $517.9 million at April 30, 2017 and $539.6 million at January 31, 2017.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value.
Marketable Securities
Securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the consolidated statements of comprehensive income. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of investment income. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value and its intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of investment income.
Strategic Investments
The Company holds certain marketable equity and non-marketable debt and equity securities within its strategic investments portfolio. Marketable equity securities are measured using quoted prices in their respective active markets, non-marketable debt securities are recorded at their estimated fair value and the non-marketable equity securities are recorded at cost.
Marketable equity securities and non-marketable debt securities are recorded at fair value with changes in fair value recorded through accumulated other comprehensive income. Equity investments without readily determinable fair values for which the Company does not have the ability to exercise significant influence are accounted for using the cost method of accounting and classified as strategic investments on the consolidated balance sheets. Under the cost method of accounting, the non-marketable securities are carried at cost and are adjusted only for other-than-temporary impairments, certain distributions and additional investments.
Fair Value Measurement
The Company measures its cash and cash equivalents, marketable securities and foreign currency derivative contracts at fair value. The additional disclosures regarding the Company’s fair value measurements are included in Note 4 “Fair Value Measurement.”
Property and Equipment
Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of those assets as follows:

Computers, equipment and software	3 to 9 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of the estimated lease term or 10 years
Building and structural components	Average weighted useful life of 32 years
Building - leased facility	27 years
Building improvements	10 years
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
Intangible Assets acquired through Business Combinations
Intangible assets are amortized over their estimated useful lives. Each period, the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization.
Impairment Assessment
The Company evaluates intangible assets and long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions, or other events that indicate an asset's carrying amount may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value.
The Company evaluates and tests the recoverability of its goodwill for impairment at least annually during its fourth quarter of each fiscal year or more often if and when circumstances indicate that goodwill may not be recoverable.
There was no impairment of intangible assets, long-lived assets or goodwill during the three months ended April 30, 2017 and 2016.
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
Accounting for Stock-Based Expense
The Company recognizes stock-based expenses related to stock options and restricted stock awards on a straight-line basis, net of forfeitures, over the requisite service period of the awards, which is generally the vesting term of four years. The Company recognizes stock-based expenses related to shares issued pursuant to its Amended and Restated 2004 Employee Stock Purchase Plan (“ESPP” or “2004 Employee Stock Purchase Plan”) on a straight-line basis over the offering period, which is 12 months.

Stock-based expenses related to performance share grants are measured based on grant date fair value and expensed on a straight-line basis over the service period of the awards, which is generally the vesting term of three years.

The Company, at times, grants unvested restricted shares to employee stockholders of certain acquired companies in lieu of cash consideration. These awards are generally subject to continued post-acquisition employment. Therefore, the Company accounts for them as post-acquisition stock-based expense. The Company recognizes stock-based expense equal to the grant date fair value of the restricted stock awards on a straight-line basis over the requisite service period of the awards, which is generally four years.
Income Taxes
The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the consolidated statements of operations in the period that includes the enactment date.

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
Foreign Currency Translation
The functional currency of the Company’s major foreign subsidiaries is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on the consolidated statements of comprehensive income. Foreign currency transaction gains and losses are included in net income (loss) for the period. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.
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
New Accounting Pronouncements Adopted in Fiscal 2018

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2017-01, "Business Combinations (Topic 805) Clarifying the Definition of a Business" ("ASU 2017-01") which amended the existing FASB Accounting Standards Codification. The standard provides additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. ASU 2017-01 is effective for fiscal 2019 with early adoption permitted. The Company early adopted the standard in the first quarter of fiscal 2018 on a prospective basis and does not expect it to have a material impact on the Company's financial statements.
Pending Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"), which amended the existing FASB Accounting Standards Codification, replaces existing revenue recognition guidance with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. The standard also provides guidance on the recognition of costs related to obtaining customer contracts. ASU 2014-09, as amended, will be effective for the beginning of fiscal 2019, including interim periods within that reporting period.

The Company currently anticipates adopting the standard using the full retrospective method to restate each prior reporting period presented. The Company's ability to adopt this standard using the full retrospective method is dependent upon system readiness for both revenue and commissions and the completion of the analysis of information necessary to restate prior period financial statements.

The Company is continuing to assess the impact of adopting ASU 2014-09 on its financial position, results of operations and related disclosures and has not yet determined whether the effect will be material. The Company does not expect the adoption of ASU 2014-09 will have a material impact on its operating cash flows. Additionally, as the Company continues to assess the new standard along with industry trends and additional interpretive guidance, the Company may adjust its implementation plan accordingly.

The Company believes that the new standard will impact the following policies and disclosures:

•	removal of the current limitation on contingent revenue may result in revenue being recognized earlier for certain contracts;

•	allocation of revenue across different clouds and professional services;

•	estimation of variable consideration for arrangements with overage fees;

•	required disclosures including information about the remaining transaction price and when the Company expects to recognize revenue; and

•	accounting for deferred commissions including costs that qualify for deferral and the amortization period.

The commission accounting under the new standard is significantly different than the Company's current commission capitalization policy. The new standard will result in additional types of costs being capitalized. Additionally, all amounts capitalized will be amortized over a period longer than the Company's current policy of amortizing the deferred amounts over the specific revenue contract terms.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, "Financial Instrument-Overall (Subtopic 825-10)" ("ASU 2016-01"), which requires entities to measure equity instruments at fair value and recognize any changes in fair value in net income. The Company plans to elect the measurement alternative for equity investments that do not have readily determinable fair values. These investments will be measured at cost, less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which are recorded in net income. The new standard is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The Company plans to adopt the new standard in its first quarter of fiscal 2019 and expects the adoption of ASU 2016-01 will impact its strategic investments portfolio. The Company is currently evaluating the impact to its consolidated financial statements and expects it could have a material impact in future periods.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which requires lessees to record most leases on their balance sheets but recognize the expenses on their statements of operations in a manner similar to current accounting rules. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The new standard is effective for interim and annual periods beginning after December 15, 2018 on a modified retrospective basis and early adoption is permitted. The Company expects its leases designated as operating leases in Note 13, “Commitments,” will be reported on the consolidated balance sheets upon adoption. The Company is currently evaluating the impact to its consolidated financial statements as it relates to other aspects of the business.
In October 2016, the FASB issued Accounting Standards Update No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory" ("ASU 2016-16"), which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The new standard is effective for annual periods beginning after December 15, 2017, with early adoption permitted as of the beginning of a fiscal year. The Company plans to adopt the new standard in its first quarter of fiscal 2019 and does not expect it to have a material impact on its consolidated financial statements.
Reclassifications
Certain reclassifications to fiscal 2017 balances were made to conform to the current period presentation in the consolidated balance sheets and consolidated statement of operations. These reclassifications include cost of revenues professional services and other, cost of revenues subscription and support, deferred revenue and deferred revenue, noncurrent.

2. Investments
Marketable Securities

The Company considers all of its marketable debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the consolidated balance sheets. Marketable securities are carried at fair value, with the unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive income until realized. For the purposes of computing realized and unrealized gains and losses, cost is determined on a specific identification basis.

At April 30, 2017, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$715,854	$2,082	$(924)	$717,012
U.S. treasury securities	86,835	194	(326)	86,703
Mortgage backed obligations	108,409	101	(512)	107,998
Asset backed securities	215,804	204	(142)	215,866
Municipal securities	51,221	67	(148)	51,140
Foreign government obligations	15,935	22	(30)	15,927
Total marketable securities	$1,194,058	$2,670	$(2,082)	$1,194,646
At January 31, 2017, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$321,284	$887	$(1,531)	$320,640
U.S. treasury securities	62,429	68	(674)	61,823
Mortgage backed obligations	74,882	39	(669)	74,252
Asset backed securities	101,913	74	(197)	101,790
Municipal securities	33,523	35	(183)	33,375
Foreign government obligations	10,491	3	(36)	10,458
Total marketable securities	$604,522	$1,106	$(3,290)	$602,338

The contractual maturities of the investments classified as marketable securities are as follows (in thousands):

	As of
	April 30, 2017	January 31, 2017
Due within 1 year	$170,315	$104,631
Due in 1 year through 5 years	1,016,080	494,127
Due in 5 years through 10 years	8,251	3,580
	$1,194,646	$602,338

As of April 30, 2017, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$237,733	$(924)	$1,000	$0	$238,733	$(924)
U.S. treasury securities	51,327	(326)	0	0	51,327	(326)
Mortgage backed obligations	74,863	(507)	377	(5)	75,240	(512)
Asset backed securities	87,303	(135)	833	(7)	88,136	(142)
Municipal securities	32,814	(148)	0	0	32,814	(148)
Foreign government obligations	8,242	(30)	0	0	8,242	(30)
	$492,282	$(2,070)	$2,210	$(12)	$494,492	$(2,082)
The unrealized losses for each of the fixed rate marketable securities were less than $97,000. The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of April 30, 2017, such as the Company's intent to hold and whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment's amortized basis. The Company expects to receive the full principal and interest on all of these marketable securities.
Investment Income
Investment income consists of interest income, realized gains and realized losses on the Company’s cash, cash equivalents and marketable securities. The components of investment income are presented below (in thousands):

	Three Months Ended April 30,
	2017	2016
Interest income	$5,647	$7,773
Realized gains	159	1,054
Realized losses	(540)	(705)
Total investment income	$5,266	$8,122
Reclassification adjustments out of accumulated other comprehensive income into net income (loss) were immaterial for the three months ended April 30, 2017 and 2016.
Strategic Investments
The Company's strategic investments are comprised of marketable equity securities and non-marketable debt and equity securities. Marketable equity securities are measured using quoted prices in their respective active markets, non-marketable debt securities are recorded at fair value and non-marketable equity securities are recorded at cost. These investments are presented on the consolidated balance sheets within strategic investments.

As of April 30, 2017, the Company had six investments in marketable equity securities with a fair value of $133.0 million, which included an unrealized gain of $75.6 million. As of January 31, 2017, the Company had six investments in marketable equity securities with a fair value of $41.0 million, which included an unrealized gain of $24.5 million. The change in the fair value of the investments in publicly held companies is recorded in the consolidated balance sheets within strategic investments and accumulated other comprehensive income.
The Company’s interest in non-marketable debt and equity securities consists of noncontrolling debt and equity investments in privately held companies. The Company’s investments in these privately held companies are reported at fair value for debt securities with fair value changes recorded through accumulated other comprehensive income and at cost for non-marketable equity securities. The non-marketable debt and equity securities are marked down to fair value when an event or circumstance indicates an other-than-temporary decline in value has occurred. These investments are valued using significant unobservable inputs or data in an inactive market and the valuation requires the Company's judgment due to the absence of market prices and inherent lack of liquidity. The estimated fair value is based on quantitative and qualitative factors including, but not limited to, subsequent financing activities by the investee and projected discounted cash flows. Fair value is not estimated for non-marketable equity securities if there are no identified events or changes in circumstances that may have an effect on the fair value of the investment.
As of April 30, 2017 and January 31, 2017, the carrying value of the Company’s non-marketable debt and equity securities was $506.2 million and $526.0 million, respectively. The estimated fair value of the non-marketable debt and equity securities was approximately $709.8 million and $758.3 million as of April 30, 2017 and January 31, 2017, respectively.
The carrying value of the Company’s strategic investments is impacted by various events such as entering into new investments, dispositions due to acquisitions, fair market value adjustments or initial public offerings. The cash inflows from exits and cash outflows from new investments are disclosed as strategic investments within the investing activities section of the statement of cash flows and any gains or losses are recorded within the operating activities of the statements of cash flows for each of the respective fiscal quarter periods.
3. Derivatives
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk. The Company uses forward currency derivative contracts to minimize the Company’s exposure to balances primarily denominated in British Pound Sterling, the Euro and Japanese Yen. The Company’s foreign currency derivative contracts, which are not designated as hedging instruments, are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. As of April 30, 2017 and January 31, 2017, the foreign currency derivative contracts that were not settled were recorded at fair value on the consolidated balance sheets.
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
Details on outstanding foreign currency derivative contracts are presented below (in thousands):

	As of
	April 30, 2017	January 31, 2017
Notional amount of foreign currency derivative contracts	$1,341,321	$1,280,953
Fair value of foreign currency derivative contracts	$8,551	$10,205

The fair value of the Company’s outstanding derivative instruments not designated as hedging instruments are summarized below (in thousands):

		Fair Value of Derivative Instruments
		As of
	Balance Sheet Location	April 30, 2017	January 31, 2017
Derivative Assets
Foreign currency derivative contracts	Prepaid expenses and other current assets	$12,590	$13,238
Derivative Liabilities
Foreign currency derivative contracts	Accounts payable, accrued expenses and other liabilities	$(4,039)	$(3,033)

The effect of the derivative instruments not designated as hedging instruments on the consolidated statements of operations during the three months ended April 30, 2017 and 2016, respectively, are summarized below (in thousands):

		Three Months Ended April 30,
	Location	2017	2016
Foreign currency derivative contracts	Other income (expense)	$15,410	$(1,442)

4. Fair Value Measurement
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value as of April 30, 2017 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of April 30, 2017
Cash equivalents (1):
Time deposits	$0	$214,921	$0	$214,921
Money market mutual funds	1,087,984	0	0	1,087,984
Marketable securities:
Corporate notes and obligations	0	717,012	0	717,012
U.S. treasury securities	0	86,703	0	86,703
Mortgage backed obligations	0	107,998	0	107,998
Asset backed securities	0	215,866	0	215,866
Municipal securities	0	51,140	0	51,140
Foreign government obligations	0	15,927	0	15,927
Foreign currency derivative contracts (2)	0	12,590	0	12,590
Total assets	$1,087,984	$1,422,157	$0	$2,510,141
Liabilities:
Foreign currency derivative contracts (3)	$0	$4,039	$0	$4,039
Total liabilities	$0	$4,039	$0	$4,039
_____________
(1)Included in “cash and cash equivalents” in the accompanying consolidated balance sheet as of April 30, 2017, in addition to $722.0 million of cash.
(2)Included in “prepaid expenses and other current assets” in the accompanying consolidated balance sheet as of April 30, 2017.
(3)Included in “accounts payable, accrued expenses and other liabilities” in the consolidated balance sheet as of April 30, 2017.

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
Liabilities:
Foreign currency derivative contracts (3)	$0	$3,033	$0	$3,033
Total liabilities	$0	$3,033	$0	$3,033
______________
(1)Included in “cash and cash equivalents” in the accompanying consolidated balance sheet as of January 31, 2017, in addition to $625.0 million of cash.
(2)Included in “prepaid expenses and other current assets” in the accompanying consolidated balance sheet as of January 31, 2017.
(3)Included in “accounts payable, accrued expenses and other liabilities” in the accompanying consolidated balance sheet as of January 31, 2017.

5. Property and Equipment
Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of
	April 30, 2017	January 31, 2017
Land	$183,888	$183,888
Buildings and building improvements	621,950	621,377
Computers, equipment and software	1,503,140	1,440,986
Furniture and fixtures	122,435	112,564
Leasehold improvements	696,902	627,069
	3,128,315	2,985,884
Less accumulated depreciation and amortization	(1,281,902)	(1,198,350)
	$1,846,413	$1,787,534
Depreciation and amortization expense totaled $88.1 million and $75.6 million during the three months ended April 30, 2017 and 2016, respectively.
Computers, equipment and software at April 30, 2017 and January 31, 2017 included a total of $731.7 million and $729.0 million acquired under capital lease agreements, respectively. Accumulated amortization relating to computers, equipment and software under capital leases totaled $409.0 million and $386.9 million, respectively, at April 30, 2017 and January 31, 2017. Amortization of assets under capital leases is included in depreciation and amortization expense.

Building - 350 Mission

In December 2013, the Company entered into a lease agreement for approximately 445,000 rentable square feet of office space at 350 Mission Street (“350 Mission”) in San Francisco, California, which is the total office space available in the building. As a result of the Company’s involvement during the construction period, the Company is considered for accounting purposes to be the owner of 350 Mission. As a result, the Company has capitalized the construction costs as Building with a corresponding current and noncurrent financing obligation liability and has accounted for the underlying land implicitly as an operating lease. As of April 30, 2017, the Company had capitalized $178.8 million of construction costs, based on the construction costs incurred to date by the landlord, and recorded a corresponding current and noncurrent financing obligation liability of $19.7 million and $200.1 million, respectively. As of January 31, 2017, the Company had capitalized $178.8 million of construction costs, based on the construction costs incurred to date by the landlord, and recorded a corresponding current and noncurrent financing obligation liability of $19.6 million and $200.7 million, respectively. The total expected financing obligation in the form of minimum lease payments inclusive of the amounts currently recorded is $317.0 million, including interest (see Note 13 “Commitments” for future commitment details). The obligation will be settled through monthly lease payments to the landlord, which commenced in October 2015. To the extent that operating expenses for 350 Mission are material, the Company, as the deemed accounting owner, will record the operating expenses.
6. Business Combinations
During the three months ended April 30, 2017, the Company acquired Sequence, Inc. for an aggregate of $26.0 million in cash and equity, net of cash acquired, and has included the financial results of the company in its consolidated financial statements from the date of acquisition. The costs associated with this acquisition were not material. The Company accounted for this acquisition as a business combination. In allocating the purchase consideration based on estimated fair values, the Company recorded $2.7 million of intangible assets and $23.0 million of goodwill. The goodwill balance associated with this business combination is deductible for U.S. income tax purposes. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
7. Intangible Assets Acquired Through Business Combinations and Goodwill
Intangible assets acquired through business combinations
Intangible assets acquired through business combinations are as follows (in thousands):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life
	Jan 31, 2017	Additions	Apr 30, 2017	Jan 31, 2017	Expense	Apr 30, 2017	Jan 31, 2017	Apr 30, 2017
Acquired developed technology	$1,092,161	$0	$1,092,161	$(577,929)	$(43,216)	$(621,145)	$514,232	$471,016	3.4
Customer relationships	843,614	2,690	846,304	(254,035)	(30,144)	(284,179)	589,579	562,125	5.1
Trade name and trademark	45,950	0	45,950	(41,349)	(510)	(41,859)	4,601	4,091	2.1
Territory rights and other	15,786	0	15,786	(12,256)	(434)	(12,690)	3,530	3,096	7.8
50 Fremont lease intangibles	7,713	0	7,713	(6,281)	(376)	(6,657)	1,432	1,056	2.3
Total	$2,005,224	$2,690	$2,007,914	$(891,850)	$(74,680)	$(966,530)	$1,113,374	$1,041,384	4.3

Amortization of intangible assets of $74.7 million and unfavorable lease liabilities, which are not reflected in the table above, resulting from business combinations for the three months ended April 30, 2017 and 2016 were $74.6 million and $38.3 million, respectively.

The expected future amortization expense for intangible assets as of April 30, 2017 is as follows (in thousands):

Fiscal Period:
Remaining nine months of Fiscal 2018	$213,808
Fiscal 2019	266,345
Fiscal 2020	225,150
Fiscal 2021	169,592
Fiscal 2022	111,464
Thereafter	55,025
Total amortization expense	$1,041,384

Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter.
The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, were as follows (in thousands):

Balance as of January 31, 2017	$7,263,846
Other acquisitions	22,982
Adjustments of acquisition date fair values, including the effect of foreign currency translation
Other business combinations and adjustments	3,197
Balance as of April 30, 2017	$7,290,025

8. Debt
Convertible Senior Notes

	Par Value Outstanding	Equity Component Recorded at Issuance		Liability Component of Par Value as of
(in thousands)				April 30, 2017	January 31, 2017
0.25% Convertible Senior Notes due April 1, 2018	$1,150,000	$122,421	(1)	$1,123,525	$1,116,360
___________
(1)This amount represents the equity component recorded at the initial issuance of the 0.25% convertible senior notes.

In March 2013, the Company issued at par value $1.15 billion of 0.25% convertible senior notes (the “0.25% Senior Notes”, or “Notes”) due April 1, 2018, unless earlier purchased by the Company or converted and are therefore classified as current on the consolidated balance sheet as of April 30, 2017 as they are due within one year. Interest is payable semi-annually, in arrears on April 1 and October 1 of each year.
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
The 0.25% Senior Notes consisted of the following (in thousands):

	As of
	April 30, 2017	January 31, 2017
Liability component:
Principal (1)	$1,150,000	$1,150,000
Less: debt discount, net (2)	(23,608)	(29,954)
Less: debt issuance cost	(2,867)	(3,686)
Net carrying amount	$1,123,525	$1,116,360
(1)The effective interest rate of the 0.25% Senior Notes is 2.53%. The interest rate is based on the interest rates of similar liabilities at the time of issuance that did not have an associated convertible feature.
(2)Included in the consolidated balance sheets within Convertible 0.25% Senior Notes (which is classified as a current liability as of April 30, 2017 and a noncurrent liability as of January 31, 2017) and is amortized over the life of the 0.25% Senior Notes using the effective interest rate method.
The total estimated fair value of the Company's 0.25% Senior Notes at April 30, 2017 was $1.5 billion. The fair value was determined based on the closing trading price per $100 of the 0.25% Senior Notes as of the last day of trading for the first quarter of fiscal 2018.

Based on the closing price of the Company’s common stock of $86.12 on April 30, 2017, the if-converted value of the 0.25% Senior Notes exceeded their principal amount by approximately $340.6 million. Based on the terms of the 0.25% Senior Notes, the Senior Notes were not convertible for the three months ended April 30, 2017.
Note Hedges
To minimize the impact of potential economic dilution upon conversion of the Notes, the Company entered into convertible note hedge transactions with respect to its common stock (“0.25% Note Hedges”).

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
In March 2013, the Company also entered into a warrants transaction (“0.25% Warrants”), whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, shares of the Company’s common stock. The 0.25% Warrants were anti-dilutive for the periods presented. The 0.25% Warrants are separate transactions entered into by the Company and are not part of the terms of the 0.25% Senior Notes or the 0.25% Note Hedges. Holders of the 0.25% Senior Notes and 0.25% Note Hedges will not have any rights with respect to the 0.25% Warrants.
Term Loan
In July 2016, the Company entered into a credit agreement (“Term Loan Credit Agreement”) with Bank of America, N.A. and certain other institutional lenders for a $500.0 million term loan facility (“Term Loan”) that matures on July 11, 2019. The Term Loan will bear interest, at the Company’s option, at either a base rate plus a spread of 0.00% to 0.75% or an adjusted LIBOR rate plus a spread of 1.00% to 1.75%, in each case with such spread being determined based on the Company’s consolidated leverage ratio for the preceding four fiscal quarter period.
In July 2016, the Company borrowed the full $500.0 million under the Term Loan. All of the net proceeds of the Term Loan were for the purpose of partially funding the acquisition of Demandware.
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
The Term Loan Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends or make distributions and repurchase stock. The Company is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. The Term Loan Credit Agreement includes customary events of default. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Term Loan Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts. The occurrence of an event of default could result in the acceleration of obligations under the Term Loan Credit Agreement. The Company was in compliance with the Term Loan Credit Agreement’s covenants as of April 30, 2017.
The weighted average interest rate on the Term Loan was 2.0% for the three months ended April 30, 2017. Accrued interest on the Term Loan was $0.4 million as of April 30, 2017. As of April 30, 2017, the noncurrent outstanding principal portion was $500.0 million.
Revolving Credit Facility
In July 2016, the Company entered into an Amended and Restated Credit Agreement (“Revolving Loan Credit Agreement”) with Wells Fargo Bank, National Association, and certain other institutional lenders that provides for $1.0 billion unsecured revolving credit facility (“Credit Facility”) that matures in July 2021. The Revolving Loan Credit Agreement amended and restated the Company’s existing revolving credit facility dated October 2014. The Company may use the proceeds of future borrowings under the Credit Facility for refinancing other indebtedness, working capital, capital expenditures and other general corporate purposes, including permitted acquisitions.
The borrowings under the Credit Facility bear interest, at the Company’s option, at a base rate plus a spread of 0.00% to 0.75% or an adjusted LIBOR rate plus a spread of 1.00% to 1.75%, in each case with such spread being determined based on the Company’s consolidated leverage ratio for the preceding four fiscal quarter period. Interest is due and payable in arrears quarterly for loans bearing interest at a rate based on the base rate and at the end of an interest period in the case of loans bearing interest at the adjusted LIBOR rate. Regardless of what amounts, if any, are outstanding under the Credit Facility, the Company is also obligated to pay an ongoing commitment fee on undrawn amounts at a rate of 0.125% to 0.25%, with such rate being based on the Company’s consolidated leverage ratio for the preceding four fiscal quarter period, payable in arrears quarterly.
The Revolving Loan Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends or make distributions and repurchase stock. The Company is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. The Revolving Loan Credit Agreement includes customary events of default. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Revolving Loan Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts. The occurrence of an event of default could result in the acceleration of obligations under the Revolving Loan Credit Agreement. The Company was in compliance with the Revolving Loan Credit Agreement’s covenants as of April 30, 2017.
In February 2017, the Company paid down the remaining $200.0 million of outstanding borrowings under the Credit Facility. There were no outstanding borrowings under the Credit Facility as of April 30, 2017. The Company continues to pay a commitment fee on the undrawn amount of the Credit Facility.
Loan Assumed on 50 Fremont
The Company assumed a $200.0 million loan with the acquisition of 50 Fremont (“Loan”). The Loan bears an interest rate of 3.75% per annum and is due in June 2023. The Loan initially requires interest only payments. Beginning in fiscal year 2019, principal and interest payments are required, with the remaining principal due at maturity. For the three months ended April 30, 2017 and 2016, total interest expense recognized was $1.9 million and $1.9 million, respectively. The Loan can be prepaid at any time subject to a yield maintenance fee. The agreement governing the Loan contains certain customary affirmative and negative covenants that the Company was in compliance with as of April 30, 2017.

Interest Expense on Convertible Senior Notes, Term Loan, Revolving Credit Facility and Loan Assumed on 50 Fremont
The following table sets forth total interest expense recognized related to the 0.25% Senior Notes, the Term Loan, the Credit Facility and the Loan prior to capitalization of interest (in thousands):

	Three Months Ended April 30,
	2017	2016
Contractual interest expense	$5,682	$2,814
Amortization of debt issuance costs	1,332	1,028
Amortization of debt discount	6,383	6,226
	$13,397	$10,068
9. Other Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	April 30, 2017	January 31, 2017
Prepaid income taxes	$69,134	$26,932
Other taxes receivable	33,687	34,177
Prepaid expenses and other current assets	344,826	218,418
	$447,647	$279,527
Capitalized Software, net
Capitalized software, net at April 30, 2017 and January 31, 2017 was $141.7 million and $141.7 million, respectively. Accumulated amortization relating to capitalized software, net totaled $268.9 million and $250.9 million, respectively, at April 30, 2017 and January 31, 2017.
Capitalized internal-use software amortization expense totaled $18.0 million and $15.0 million for the three months ended April 30, 2017 and 2016, respectively.
The Company capitalized $1.9 million and $1.8 million of stock-based expenses related to capitalized internal-use software development for the three months ended April 30, 2017 and 2016, respectively.
Other Assets, net
Other assets consisted of the following (in thousands):

	As of
	April 30, 2017	January 31, 2017
Deferred income taxes, noncurrent, net	$29,312	$28,939
Long-term deposits	23,874	23,597
Domain names and patents, net of accumulated amortization of $46,211 and $41,783, respectively	34,784	39,213
Customer contract asset (1)	255,387	281,733
Other	131,877	113,387
	$475,234	$486,869
(1) Customer contract asset reflects future billings of amounts that are contractually committed by our acquired companies' existing customers as of the acquisition date.

Domain names and patents amortization expense for the three months ended April 30, 2017 and 2016 was $4.4 million and $3.2 million, respectively.
Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of
	April 30, 2017	January 31, 2017
Accounts payable	$128,065	$115,257
Accrued compensation	434,899	730,390
Non-cash equity liability (1)	60,870	68,355
Accrued other liabilities	562,848	521,405
Accrued income and other taxes payable	192,434	239,699
Accrued professional costs	38,098	38,254
Accrued rent	22,777	19,710
Financing obligation - leased facility, current	19,695	19,594
	$1,459,686	$1,752,664
(1) Non-cash equity liability represents the purchase price of shares issued to non-executive employees, for those shares exceeding previously registered ESPP shares at the time of sale to the extent the shares had not been subsequently sold by the employee purchaser. The Company expects this liability will be relieved within a year or earlier as the shares are subsequently sold.
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following (in thousands):

	As of
	April 30, 2017	January 31, 2017
Deferred income taxes and income taxes payable	$106,303	$99,378
Financing obligation - leased facility	200,129	200,711
Long-term lease liabilities and other	496,302	480,850
	$802,734	$780,939

10. Stockholders’ Equity
The Company maintains the following stock plans: the ESPP, the 2013 Equity Incentive Plan and the 2014 Inducement Equity Incentive Plan (“2014 Inducement Plan”). The expiration of the 1999 Stock Option Plan (“1999 Plan”) in fiscal 2010 did not affect awards outstanding, which continue to be governed by the terms and conditions of the 1999 Plan.
As of April 30, 2017, $115.6 million has been withheld on behalf of employees for future purchases under the ESPP and is recorded in accounts payable, accrued expenses and other liabilities.
Prior to February 2006, options issued under the Company’s stock option plans generally had a term of 10 years. From February 1, 2006 through July 2013, options issued had a term of five years. After July 2013, options issued have a term of seven years.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three Months Ended April 30,
Stock Options	2017	2016
Volatility	31.4%	32.1%
Estimated life	3.5 years	3.5 years
Risk-free interest rate	1.4 - 1.5%	0.9 - 1.0%
Weighted-average fair value per share of grants	$20.63	$17.35
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
During fiscal 2016, the Company granted a performance-based restricted stock unit award to the Chairman of the Board and Chief Executive Officer and during fiscal 2017, the Company granted performance-based restricted stock unit awards to certain executive officers, including the Chairman of the Board and Chief Executive Officer. The performance-based restricted stock unit awards are subject to vesting based on a performance-based condition and a service-based condition. At the end of the three year service period, based on the Company's share price performance, these performance-based restricted stock units will vest in a percentage of the target number of shares between 0 and 200%, depending on the extent the performance condition is achieved.
Stock activity excluding the ESPP is as follows:

		Options Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2017	16,531,822	30,353,076	$59.88
Increase in shares authorized:
2013 Equity Incentive Plan	8,988	0	0.00
2014 Inducement Plan	9,548	0	0.00
Assumed equity plans	0	0	0.00
Options granted under all plans	(444,826)	444,826	82.42
Restricted stock activity	(1,230,547)	0	0.00
Stock grants to board and advisory board members	(59,093)	0	0.00
Exercised	0	(2,625,463)	35.07
Plan shares expired	(22,273)	0	0.00
Canceled	333,141	(333,141)	69.73
Balance as of April 30, 2017	15,126,760	27,839,298	$62.46	$658,584
Vested or expected to vest		25,491,175	$61.66	$623,557
Exercisable as of April 30, 2017		11,178,853	$54.14	$357,546
The total intrinsic value of the options exercised during the three months ended April 30, 2017 and 2016 was $124.7 million and $28.6 million, respectively. The intrinsic value is the difference between the current market value of the stock and the exercise price of the stock option.
The weighted-average remaining contractual life of vested and expected to vest options is approximately 5.07 years.

As of April 30, 2017, options to purchase 11,178,853 shares were vested at a weighted average exercise price of $54.14 per share and had a remaining weighted-average contractual life of approximately 4.1 years. The total intrinsic value of these vested options as of April 30, 2017 was $357.5 million.
During the three months ended April 30, 2017, the Company recognized stock-based expense related to our equity plans for employees and non-employee directors of $251.6 million. As of April 30, 2017, the aggregate stock compensation remaining to be amortized to costs and expenses was approximately $2.4 billion. The Company will amortize this stock compensation balance as follows: $769.4 million during the remaining nine months of fiscal 2018; $772.2 million during fiscal 2019; $554.5 million during fiscal 2020; $270.4 million during fiscal 2021; $20.3 million during fiscal 2022 and $25.2 million thereafter. The expected amortization reflects only outstanding stock awards as of April 30, 2017 and assumes no forfeiture activity.
The aggregate stock compensation remaining to be amortized to costs and expenses will be recognized over a weighted average period of 2.2 years.
The following table summarizes information about stock options outstanding as of April 30, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.86 to $52.30	7,021,653	4.2	$35.82	5,253,639	$40.03
$53.60 to $58.86	911,285	4.1	55.56	464,392	55.68
$59.34	5,510,998	4.5	59.34	3,114,503	59.34
$59.37 to $75.01	1,933,555	5.6	69.18	450,412	68.63
$75.57	6,003,861	6.5	75.57	0	0.00
$76.48 to $80.62	623,673	6.0	78.47	65,282	76.90
$80.99 to $83.79	5,834,273	5.6	81.13	1,830,625	80.99
	27,839,298	5.2	$62.46	11,178,853	$54.14
Restricted stock activity is as follows:

	Restricted Stock Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2017	27,453,498	$0.001
Granted - restricted stock units and awards	1,104,864	0.001
Canceled	(514,119)	0.001
Vested and converted to shares	(2,017,260)	0.001
Balance as of April 30, 2017	26,026,983	$0.001	$2,241,444
Expected to vest	21,896,527		$1,885,729
The restricted stock, which upon vesting entitles the holder to one share of common stock for each share of restricted stock, has an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and generally vests over four years.
The weighted-average grant date fair value of the restricted stock issued for the three months ended April 30, 2017 and 2016 was $82.23 and $69.29, respectively.
Common Stock
The following number of shares of common stock were reserved and available for future issuance at April 30, 2017:

Options outstanding	27,839,298
Restricted stock awards and units and performance stock units outstanding	26,026,983
Stock available for future grant:
2013 Equity Incentive Plan	14,639,050
2014 Inducement Plan	405,304
Amended and Restated 2004 Employee Stock Purchase Plan	3,663,369
Acquired equity plans	82,406
Convertible Senior Notes	17,308,880
Warrants	17,308,880
107,274,170
11. Income Taxes
Effective Tax Rate
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year to date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. For the three months ended April 30, 2017, the Company reported a tax benefit of $13.8 million on a pretax loss of $23.0 million, which resulted in an effective tax rate of 60 percent. In computing the estimated annual effective tax rate, the Company expects pretax income for the full year and projects tax expense primarily related to profitable jurisdictions outside the United States.
The Company regularly assesses the realizability of the deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some or all of the Company's deferred tax assets will not be realized. The Company evaluates and weighs all available positive and negative evidence such as historic results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax-planning strategies. Generally, more weight is given to objectively verifiable evidence. The Company will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions going forward. The Company will adjust its valuation allowance in the event sufficient positive evidence overcomes the negative evidence of losses in recent years, for example, if the trend in increasing annual taxable income continues.
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
Tax Benefits Related to Stock-Based Compensation
The income tax benefit related to stock-based compensation was $68.3 million and $51.4 million for the three months ended April 30, 2017 and 2016, respectively, the majority of which was not recognized as a result of the valuation allowance.
Unrecognized Tax Benefits and Other Considerations
The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. Certain prior year tax returns are currently being examined by various taxing authorities in countries including the United States, France and Germany. In March 2017, the Company received the final notice of proposed adjustments primarily related to transfer pricing issues from the Internal Revenue Service. Accordingly, the Company re-assessed and adjusted its reserves, which resulted in a net immaterial impact to the tax provision due to its valuation allowance. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the tax audits cannot be predicted with certainty, if any issues addressed in the Company's tax audits are resolved in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future. Generally, any adjustments resulting from the U.S. audits should not have a significant impact to the Company's tax provision due to its valuation allowance. In addition, the Company anticipates it is reasonably possible that a decrease of unrecognized tax benefits up to approximately $8.6 million may occur in the next 12 months, as the applicable statutes of limitations lapse.

12. Earnings Per Share
Basic earnings/loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the fiscal period. Diluted earnings/loss per share is computed by giving effect to all potential weighted average dilutive common stock, including options, restricted stock units, warrants and the convertible senior notes. The dilutive effect of outstanding awards and convertible securities is reflected in diluted earnings per share by application of the treasury stock method. Diluted loss per share for the three months ended April 30, 2017 is the same as basic loss per share as there is a net loss in the period and inclusion of potentially issuable shares is anti-dilutive.
A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended April 30,
	2017	2016
Numerator:
Net income (loss)	$(9,207)	$38,759
Denominator:
Weighted-average shares outstanding for basic earnings (loss) per share	706,174	677,514
Effect of dilutive securities:
Convertible senior notes	0	945
Employee stock awards	0	8,340
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	706,174	686,799
The weighted-average number of shares outstanding used in the computation of diluted earnings (loss) per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings (loss) per share because the effect would have been anti-dilutive (in thousands):

	Three Months Ended April 30,
	2017	2016
Employee stock awards	25,599	21,321
Convertible senior notes	17,309	0
Warrants	17,309	17,309

13. Commitments
Letters of Credit
As of April 30, 2017, the Company had a total of $83.9 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through December 2030.
Leases
The Company leases facilities space and certain fixed assets under non-cancelable operating and capital leases with various expiration dates.
As of April 30, 2017, the future minimum lease payments under non-cancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases	Financing Obligation -Leased Facility (1)
Fiscal Period:
Remaining nine months of fiscal 2018	$109,813	$371,925	$16,115
Fiscal 2019	115,825	440,751	21,881
Fiscal 2020	201,614	359,333	22,325
Fiscal 2021	71	275,691	22,770
Fiscal 2022	37	245,409	23,214
Thereafter	3	1,210,331	210,713
Total minimum lease payments	427,363	$2,903,440	$317,018
Less: amount representing interest	(39,267)
Present value of capital lease obligations	$388,096
______________
(1) Total Financing Obligation - Leased Facility noted above represents the total obligation on the lease agreement including amounts allocated to interest noted in Note 5 “Property and Equipment.” As of April 30, 2017, $219.8 million of the total $317.0 million above was recorded to Financing obligation - leased facility, of which the current portion is included in "Accounts payable, accrued expenses and other liabilities" and the noncurrent portion is included in “Other noncurrent liabilities” on the consolidated balance sheets.
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
Other Purchase Commitments
In April 2016, the Company entered into an agreement with a third-party provider for certain infrastructure services for a period of four years. The Company paid $96.0 million in connection with this agreement during the three months ended April 30, 2017. The agreement further provides that the Company will pay an additional $108.0 million in fiscal 2019 and $126.0 million in fiscal 2020.
14. Legal Proceedings and Claims

In the ordinary course of business, the Company is or may be involved in various legal proceedings and claims related to alleged infringement of third-party patents and other intellectual property rights, commercial, corporate and securities, labor and employment, class actions, wage and hour, and other claims. The Company has been, and may in the future be put on notice and/or sued by third-parties for alleged infringement of their proprietary rights, including patent infringement.

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
15. Related-Party Transactions
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
Since the Foundation’s and Salesforce.org’s inception, the Company has provided at no charge certain resources to those entities employees such as office space, furniture, equipment, facilities, services, and other resources. The value of these items was approximately $2.0 million for the three months ended April 30, 2017.
Additionally, the Company has donated subscriptions of the Company’s services to other qualified non-profit organizations. The Company also allows Salesforce.org to resell the Company’s service to non-profit organizations and certain education entities. The Company does not charge Salesforce.org for these subscriptions, therefore revenue from subscriptions provided to non-profit organizations is donated back to the community through charitable grants made by the Foundation and Salesforce.org. The value of the subscriptions pursuant to the reseller agreement, as amended, was approximately $39.6 million for the three months ended April 30, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “assumes,” “may,” “should,” “could,” “would,” “foresees,” “forecasts,” “predicts,” “targets,” variations of such words and similar expressions are intended to identify such forward-looking statements, which may consist of, among other things, trend analyses and statements regarding future events, future financial performance, anticipated growth and industry prospects. These forward-looking statements are based on current expectations, estimates and forecasts, as well as the beliefs and assumptions of our management, and are subject to risks and uncertainties that are difficult to predict, including the effect of general economic and market conditions; the impact of foreign currency exchange rate and interest rate fluctuations on our results; our business strategy and our plan to build our business, including our strategy to be the leading provider of enterprise cloud computing applications and platforms; our international expansion strategy; our service performance and security; the expenses associated with new data centers and third-party infrastructure providers; additional data center capacity; real estate and office facilities space; our operating results and cash flows; new services and product features; our strategy of acquiring or making investments in complementary businesses, joint ventures, services, technologies and intellectual property rights; our ability to successfully integrate acquired businesses and technologies; our ability to continue to grow and maintain deferred revenue and unbilled deferred revenue; our ability to protect our intellectual property rights; our ability to develop our brands; our ability to realize the benefits from strategic partnerships and investments; our reliance on third-party hardware, software and platform providers; our dependency on the development and maintenance of the infrastructure of the Internet; the effect of evolving domestic and foreign government regulations, including those related to the provision of services on the Internet, those addressing data privacy and import and export controls; the valuation of our deferred tax assets; the potential availability of additional tax assets in the future; the impact of new accounting pronouncements; the impact of expensing stock options and other equity awards; the sufficiency of our capital resources; factors related to our outstanding convertible notes, revolving credit facility, term loan and loan associated with 50 Fremont; compliance with our debt covenants and capital lease obligations; and current and potential litigation involving us. These and other risks and uncertainties may cause our actual results to differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below under “Risk Factors” and elsewhere in this report for additional detail regarding factors that may cause actual results to be different than those expressed in our forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.
Overview
We are a leading provider of enterprise cloud computing solutions, with a focus on customer relationship management, or CRM. We introduced our first CRM solution in 2000, and we have since expanded our service offerings with new editions, features and platform capabilities. Our core mission is to empower our customers to connect with their customers in entirely new ways through cloud, mobile, social, Internet of Things (“IoT”) and artificial intelligence technologies.
Our Customer Success Platform - including sales force automation, customer service and support, marketing automation, digital commerce, community management, analytics, application development, IoT integration, collaborative productivity tools and our professional cloud services - provides the tools customers need to succeed in a digital world. Key elements of our strategy include:

•	extend existing service offerings;

•	cross sell and upsell;

•	expand into new horizontal markets;

•	target vertical markets;

•	extend go-to-market capabilities;

•	reduce customer attrition; and

•	encourage the development of third-party applications on our cloud computing platforms.
Salesforce is also committed to a sustainable, low-carbon future, advancing equality and fostering employee success. We try to integrate social good into everything we do. All of these goals align with our long-term growth strategy and financial and operational priorities.

We believe the factors that will influence our ability to achieve our objectives include: our prospective customers’ willingness to migrate to enterprise cloud computing services; our ability to maintain a balanced portfolio of products and customers, the availability, performance and security of our service; our ability to continue to release, and gain customer acceptance of new and improved features; our ability to successfully integrate acquired businesses and technologies; successful customer adoption and utilization of our service; acceptance of our service in markets where we have few customers; the emergence of additional competitors in our market and improved product offerings by existing and new competitors; the location of new data centers that we operate as well as the new locations of services provided by third-party cloud computing platform providers; third-party developers’ willingness to develop applications on our platforms; our ability to attract new personnel and retain and motivate current personnel; and general economic conditions which could affect our customers’ ability and willingness to purchase our services, delay the customers’ purchasing decision or affect attrition rates.
To address these factors, we will need to, among other things, continue to add substantial numbers of paying subscriptions, upgrade our customers to fully featured versions or arrangements such as an Enterprise License Agreement, provide high quality technical support to our customers, encourage the development of third-party applications on our platforms and continue to focus on retaining customers at the time of renewal. Our plans to invest for future growth include the continuation of the expansion of our data center capacity, the hiring of additional personnel, particularly in direct sales, other customer-related areas and research and development, the expansion of domestic and international selling and marketing activities, specifically in our top markets, continuing to develop our brands, the addition of distribution channels, the upgrade of our service offerings, the development of new services such as the introduction of our Analytics Cloud, Community Cloud, and IoT Cloud, the integration of new and acquired technologies such as Commerce Cloud, artificial intelligence technologies and Salesforce Quip, the expansion of our Marketing Cloud and Salesforce Platform core service offerings, and the additions to our global infrastructure to support our growth.
We also regularly evaluate acquisitions or investment opportunities in complementary businesses, joint ventures, services and technologies and intellectual property rights in an effort to expand our service offerings. We expect to continue to make such investments and acquisitions in the future and we plan to reinvest a significant portion of our incremental revenue in future periods to grow our business and continue our leadership role in the cloud computing industry. As part of our growth strategy, we are delivering innovative solutions in new categories, including analytics, e-commerce, artificial intelligence and IoT. We drive innovation organically and to a lesser extent through acquisitions, such as our July 2016 acquisition of Demandware, Inc. (“Demandware”), a digital commerce leader. We have a disciplined and thoughtful acquisition process where we routinely survey the industry landscape across a wide range of companies. As a result of our aggressive growth plans and integration of our previously acquired businesses, we have incurred significant expenses from equity awards and amortization of purchased intangibles, which have reduced our operating income. We remain focused on improving operating margins in fiscal 2018.
Our typical subscription contract term is 12 to 36 months, although terms range from one to 60 months, so during any fiscal reporting period only a subset of active subscription contracts is eligible for renewal. We calculate our attrition rate as of the end of each month. Our current attrition rate calculation does not include the Marketing and Commerce Cloud service offerings. Our attrition rate was between eight and nine percent as of April 30, 2017. While it is difficult to predict, we expect our attrition rate to remain consistent as we continue to expand our enterprise business and invest in customer success and related programs.
We expect marketing and sales costs, which were 46 percent for the three months ended April 30, 2017 and 2016, to continue to represent a substantial portion of total revenues in the future as we seek to grow our customer base, sell more products to existing customers, and continue to build greater brand awareness.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2018, for example, refer to the fiscal year ending January 31, 2018.

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
Sources of Revenues
We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our enterprise cloud computing services and from customers paying for additional support beyond the standard support that is included in the basic subscription fees; and (2) related professional services such as process mapping, project management, implementation services and other revenue. “Other revenue” consists primarily of training fees. Subscription and support revenues accounted for approximately 92 percent of our total revenues for the three months ended April 30, 2017. Subscription revenues are driven primarily by the number of paying subscribers, varying service types, the price of our service and renewals. We define a “customer” as a separate and distinct buying entity (e.g., a company, a distinct business unit of a large corporation, a partnership, etc.) that has entered into a contract to access our enterprise cloud computing services. We define a “subscription” as a unique user account purchased by a customer for use by its employees or other customer-authorized users, and we refer to each such user as a “subscriber.” The number of paying subscriptions at each of our customers ranges from one to hundreds of thousands. None of our customers accounted for more than five percent of our revenues during the three months ended April 30, 2017 and 2016.
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
In determining whether professional services can be accounted for separately from subscription and support revenues, we consider a number of factors, which are described in Note 1“Summary of Business and Significant Accounting Policies.”

Revenue by Cloud Service Offering
The information below is provided on a supplemental basis to give additional insight into the revenue performance of our individual core service offerings. All of the cloud offerings that we offer to customers are grouped into four major cloud service offerings. Subscription and support revenues consisted of the following (in millions):

	Three Months Ended April 30,
	2017	2016	Variance- Percent
Sales Cloud	$829.6	$724.6	14%
Service Cloud	651.2	540.1	21%
Salesforce Platform and Other	431.1	325.9	32%
Marketing and Commerce Cloud	289.0	184.9	56%
Total	$2,200.9	$1,775.5

Subscription and support revenues from the Analytics Cloud, Community Cloud, IoT Cloud, and Salesforce Quip were not significant for the three months ended April 30, 2017. Analytics Cloud, IoT Cloud and Salesforce Quip revenue is included with Salesforce Platform and Other in the table above. Community Cloud revenue is included in either Sales Cloud, Service Cloud or Salesforce Platform and Other depending on the primary service offering purchased.
As required under U.S. GAAP, we recorded deferred revenue related to acquired contracts from Demandware at fair value on the date of acquisition. As a result, we did not recognize certain revenues related to these acquired contracts that Demandware would have otherwise recorded as an independent entity. Of the $289.0 million subscription and support revenue for Marketing and Commerce Cloud for the three months ended April 30, 2017, approximately $45.8 million was attributed to our Demandware acquisition. To the extent Demandware contracts are renewed following the acquisition, we will recognize the revenues for the full values of the contracts over the respective contractual periods.
In situations where a customer purchases multiple cloud offerings, such as through an Enterprise License Agreement, we allocate the contract value to each core service offering based on the customer’s estimated product demand plan and the service that was provided at the inception of the contract. We do not update these allocations based on actual product usage during the term of the contract. We have allocated approximately 14 percent of our total subscription and support revenues for the three months ended April 30, 2017 and 13 percent of our total subscription and support revenues for the three months ended April 30, 2016, based on customers’ estimated product demand plans and these allocated amounts are included in the table above.
Additionally, some of our service offerings have similar features and functions. For example, customers may use the Sales Cloud, the Service Cloud or our Salesforce Platform to record account and contact information, which are similar features across these core service offerings. Depending on a customer’s actual and projected business requirements, more than one core service offering may satisfy the customer’s current and future needs. We record revenue based on the individual products ordered by a customer, not according to the customer’s business requirements and usage. In addition, as we introduce new features and functions within each offering and refine our allocation methodology for changes in our business, we do not expect it to be practical to adjust historical revenue results by service offering for comparability. Accordingly, comparisons of revenue performance by core service offering over time may not be meaningful.
Our Sales Cloud service offering is our most widely distributed service offering and has historically been the largest contributor of subscription and support revenues. As a result, Sales Cloud has the most international exposure and foreign exchange rate exposure relative to the other cloud service offerings. Conversely, revenue for Marketing and Commerce Cloud is primarily derived from the Americas with little impact from foreign exchange rate movement.
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

Seasonal Nature of Deferred Revenue, Accounts Receivable and Operating Cash Flow
Deferred revenue primarily consists of billings to customers for our subscription service. Over 90 percent of the value of our billings to customers is for our subscription and support service. We generally invoice our customers in annual cycles. Approximately 80 percent of the value of all subscription and support related invoices, excluding Demandware related invoices, were issued with annual terms during the three months ended April 30, 2017 and 2016. We typically issue renewal invoices in advance of the renewal service period, and depending on timing, the initial invoice for the subscription and services contract and the subsequent renewal invoice may occur in different quarters. This may result in an increase in deferred revenue and accounts receivable. There is a disproportionate weighting toward annual billings in the fourth quarter, primarily as a result of large enterprise account buying patterns. Our fourth quarter has historically been our strongest quarter for new business and renewals. The year on year compounding effect of this seasonality in both billing patterns and overall new and renewal business causes the value of invoices that we generate in the fourth quarter for both new business and renewals to increase as a proportion of our total annual billings. Accordingly, because of this billing activity, our first quarter is our largest collections and operating cash flow quarter.

Unbilled Deferred Revenue, an Operational Measure
The deferred revenue balance on our consolidated balance sheets does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Unbilled deferred revenue is an operational measure that represents future billings under our subscription agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue. Unbilled deferred revenue amounts by quarter are reflected in the table below. Our typical contract length is between 12 and 36 months. We expect that the amount of unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of large customer subscription agreements, varying billing cycles of subscription agreements, the specific timing of customer renewals, foreign currency fluctuations, the timing of when unbilled deferred revenue is to be recognized as revenue, and changes in customer financial circumstances. For multi-year subscription agreements billed annually, the associated unbilled deferred revenue is typically high at the beginning of the contract period, zero just prior to renewal, and increases if the agreement is renewed. Low unbilled deferred revenue attributable to a particular subscription agreement is often associated with an impending renewal and may not be an indicator of the likelihood of renewal or future revenue from such customer. Accordingly, we expect that the amount of aggregate unbilled deferred revenue will change from year-to-year depending in part upon the number and dollar amount of subscription agreements at particular stages in their renewal cycle. Such fluctuations are not a reliable indicator of future revenues. Unbilled deferred revenue does not include minimum revenue commitments from indirect sales channels, as we recognize revenue, deferred revenue, and any unbilled deferred revenue upon sell-through to an end user customer. Unbilled deferred revenue also does not include any estimates for overage billings above a customer's minimum commitment.
The sequential quarterly changes in accounts receivable and the related deferred revenue and operating cash flow during the first quarter of our fiscal year are not necessarily indicative of the billing activity that occurs for the following quarters as displayed below (in thousands, except unbilled deferred revenue):

April 30, 2017
Fiscal 2018
Accounts receivable, net	$1,439,875
Deferred revenue	5,042,652
Operating cash flow (1)	1,229,584
Unbilled deferred revenue	9.6bn

	January 31, 2017	October 31, 2016	July 31, 2016	April 30, 2016
Fiscal 2017
Accounts receivable, net	$3,196,643	$1,281,425	$1,323,114	$1,192,965
Deferred revenue (2)	5,542,802	3,495,133	3,823,561	4,006,914
Operating cash flow (1)	706,146	154,312	250,678	1,051,062
Unbilled deferred revenue	9.0 bn	8.6 bn	8.0 bn	7.6 bn

	January 31, 2016	October 31, 2015	July 31, 2015	April 30, 2015
Fiscal 2016
Accounts receivable, net	$2,496,165	$1,060,726	$1,067,799	$926,381
Deferred revenue (2)	4,291,553	2,846,510	3,034,991	3,056,820
Operating cash flow (1)	470,208	162,514	304,278	735,081
Unbilled deferred revenue	7.1 bn	6.7 bn	6.2 bn	6.0 bn

(1)	Operating cash flow represents net cash provided by operating activities for the three months ended in the periods stated above.

(2)	Amounts include deferred revenue current and noncurrent

Cost of Revenues and Operating Expenses
Cost of Revenues
Cost of subscription and support revenues primarily consists of expenses related to delivering our service and providing support, the costs of data center capacity, depreciation or operating lease expense associated with computer equipment and software, allocated overhead, amortization expense associated with capitalized software related to our services and acquired developed technologies and certain fees paid to various third parties for the use of their technology, services and data. We allocate overhead such as information technology infrastructure, rent and occupancy charges based on headcount. Employee benefit costs and taxes are allocated based upon a percentage of total compensation expense. As such, general overhead expenses are reflected in each cost of revenue and operating expense category. Cost of professional services and other revenues consists primarily of employee-related costs associated with these services, including stock-based expenses, the cost of subcontractors, certain third-party fees and allocated overhead. The cost of providing professional services is higher as a percentage of the related revenue than for our enterprise cloud computing subscription service due to the direct labor costs and costs of subcontractors.
We intend to continue to invest additional resources in our enterprise cloud computing services. For example, we have invested in additional database software and hardware and we plan to increase the capacity that we are able to offer globally through data centers and third-party infrastructure providers. As we acquire new businesses and technologies, the amortization expense associated with this activity will be included in cost of revenues. Additionally, as we enter into new contracts with third parties for the use of their technology, services or data, or as our sales volume grows, the fees paid to use such technology or services may increase. Finally, we expect the cost of professional services to be approximately in line with revenues from professional services as we believe this investment in professional services facilitates the adoption of our service offerings. The timing of these additional expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in the affected periods.
Research and Development
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
Marketing and Sales
Marketing and sales expenses are our largest cost and consist primarily of salaries and related expenses, including stock-based expenses, for our sales and marketing staff, including commissions, as well as payments to partners, marketing programs and allocated overhead. Marketing programs consist of advertising, events, corporate communications, brand building and product marketing activities.

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
General and Administrative
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
Stock-Based Expenses
Our cost of revenues and operating expenses include stock-based expenses related to equity plans for employees and non-employee directors. We recognize our stock-based compensation as an expense in the statements of operations based on their fair values and vesting periods. These charges have been significant in the past and we expect that they will increase as our stock price increases, as we acquire more companies, as we hire more employees and seek to retain existing employees.
During the three months ended April 30, 2017, we recognized stock-based expense related to our equity plans for employees and non-employee directors of $251.6 million. As of April 30, 2017, the aggregate stock compensation remaining to be amortized to costs and expenses was approximately $2.4 billion. We expect this stock compensation balance to be amortized as follows: $769.4 million during the remaining nine months of fiscal 2018; $772.2 million during fiscal 2019; $554.5 million during fiscal 2020; $270.4 million during fiscal 2021; $20.3 million during fiscal 2022 and $25.2 million thereafter. The expected amortization reflects only outstanding stock awards as of April 30, 2017 and assumes no forfeiture activity. We expect to continue to issue stock-based awards to our employees in future periods.
Amortization of Purchased Intangibles from Business Combinations and the Purchase of 50 Fremont
Our cost of revenues, operating expenses and other expense include amortization of acquisition-related intangible assets, such as the amortization of the cost associated with an acquired company’s developed technology, trade names, customer lists, acquired leases and customer relationships. We expect this expense to fluctuate as we acquire more businesses and intangible assets become fully amortized.
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the three months ended April 30, 2017 as compared to the critical accounting policies and estimates disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 31, 2017.

Results of Operations
The following tables set forth selected data for each of the periods indicated (in thousands):

	Three Months Ended April 30,
	2017	As a % of Total Revenues	2016	As a % of Total Revenues
Revenues:
Subscription and support	$2,200,908	92%	$1,775,493	93%
Professional services and other	186,671	8	141,110	7
Total revenues	2,387,579	100	1,916,603	100
Cost of revenues (1)(2):
Subscription and support	462,921	19	351,101	18
Professional services and other	187,634	8	145,880	8
Total cost of revenues	650,555	27	496,981	26
Gross profit	1,737,024	73	1,419,622	74
Operating expenses (1)(2):
Research and development	376,081	16	260,970	14
Marketing and sales	1,109,504	46	895,860	46
General and administrative	260,321	11	210,806	11
Total operating expenses	1,745,906	73	1,367,636	71
Income (loss) from operations	(8,882)	0	51,986	3
Investment income	5,266	0	8,122	0
Interest expense	(22,196)	(1)	(22,011)	(1)
Other income (expense) (1)	2,849	0	(13,806)	(1)
Gains from acquisitions of strategic investments	0	0	12,864	1
Income (loss) before benefit from income taxes	(22,963)	(1)	37,155	2
Benefit from income taxes	13,756	1	1,604	0
Net income (loss)	$(9,207)	0%	$38,759	2%

(1) Amounts related to amortization of purchased intangibles from business combinations, as follows (in thousands):

	Three Months Ended April 30,
	2017	As a % of Total Revenues	2016	As a % of Total Revenues
Cost of revenues	$43,586	2%	$22,215	1%
Marketing and sales	30,644	1%	15,386	1
Other non-operating expense	375	0	706	0
(2) Amounts related to stock-based expenses, as follows (in thousands):

	Three Months Ended April 30,
	2017	As a % of Total Revenues	2016	As a % of Total Revenues
Cost of revenues	$31,510	1%	$26,634	1%
Research and development	63,915	3	35,168	2
Marketing and sales	118,996	5	95,474	5
General and administrative	37,148	2	31,643	2

Three Months Ended April 30, 2017 and 2016
Revenues.

	Three Months Ended April 30,		Variance
(in thousands)	2017	2016	Dollars	Percent
Subscription and support	$2,200,908	$1,775,493	$425,415	24%
Professional services and other	186,671	141,110	45,561	32%
Total revenues	$2,387,579	$1,916,603	$470,976	25%
Total revenues were $2.4 billion for the three months ended April 30, 2017, compared to $1.9 billion during the same period a year ago, an increase of $0.5 billion, or 25 percent. Subscription and support revenues were $2.2 billion, or 92 percent of total revenues, for the three months ended April 30, 2017, compared to $1.8 billion, or 93 percent of total revenues, during the same period a year ago, an increase of $0.4 billion, or 24 percent. The increase in subscription and support revenues was primarily caused by volume-driven increases from new business, which includes new customers, upgrades and additional subscriptions from existing customers. Our acquisition of Demandware in July 2016 contributed $56.5 million to the three months ended April 30, 2017. This was offset by a reduction in subscription revenues of approximately $20.0 million as a result of one less day in the three months ended April 30, 2017 compared to the three months ended April 30, 2016. We continue to invest in a variety of customer programs and initiatives which, along with increasing enterprise adoption, have helped keep our attrition rate consistent as compared to the prior year. Consistent attrition rates play a role in our ability to maintain growth in our subscription and support revenues. Changes in the net price per user per month have not been a significant driver of revenue growth for the periods presented. Professional services and other revenues were $186.7 million, or eight percent of total revenues, for the three months ended April 30, 2017, compared to $141.1 million, or seven percent of total revenues, for the same period a year ago, an increase of $45.6 million, or 32 percent. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers.
Revenues by geography were as follows (in thousands):

	Three Months Ended April 30,
	2017	2016
Americas	$1,755,358	$1,413,229
Europe	409,615	327,854
Asia Pacific	222,606	175,520
	$2,387,579	$1,916,603
Revenues by geography as a percentage of total revenues, as follows:

	Three Months Ended April 30,
	2017	2016
Americas	74%	74%
Europe	17	17
Asia Pacific	9	9
	100%	100%
Revenues by geography are determined based on the region of the salesforce contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 96 percent and 97 percent during the three months ended April 30, 2017 and 2016, respectively.
Revenues in Europe and Asia Pacific accounted for $632.2 million, or 26 percent of total revenues, for the three months ended April 30, 2017, compared to $503.4 million, or 26 percent of total revenues, during the same period a year ago, an increase of $128.8 million, or 26 percent. The increase in revenues outside of the Americas was the result of the increasing acceptance of our services, our focus on marketing our services internationally and additional resources. Revenues outside of the Americas increased on a total dollar basis in the three months ended April 30, 2017 despite an overall strengthening of the U.S. dollar. This resulted in a reduction in aggregate international revenues by $10.5 million compared to the same period a year ago.

Cost of Revenues.

	Three Months Ended April 30,		Variance
(in thousands)	2017	2016	Dollars
Subscription and support	$462,921	$351,101	$111,820
Professional services and other	187,634	145,880	41,754
Total cost of revenues	$650,555	$496,981	$153,574
Percent of total revenues	27%	26%
Cost of revenues was $650.6 million, or 27 percent of total revenues, for the three months ended April 30, 2017, compared to $497.0 million, or 26 percent of total revenues, during the same period a year ago, an increase of $153.6 million. The increase in absolute dollars was primarily due to an increase of $62.6 million in employee-related costs, an increase of $4.9 million in stock-based expenses, an increase of $38.1 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of amortization of purchased intangible assets of $21.4 million and an increase of $9.1 million in allocated overhead. We have increased our headcount by 26 percent since April 30, 2016 to meet the higher demand for services from our customers and as a result of our fiscal 2017 acquisitions. We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity. We also plan to add additional employees in our professional services group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues in future periods.
The cost of professional services and other revenues was higher than the related revenue during the three months ended April 30, 2017 by $1.0 million as compared to $4.8 million during the same period a year ago. We expect the cost of professional services to be approximately in line with revenues from professional services in future fiscal quarters. We believe that this investment in professional services facilitates the adoption of our service offerings.
Operating Expenses.

	Three Months Ended April 30,		Variance
(in thousands)	2017	2016	Dollars
Research and development	$376,081	$260,970	$115,111
Marketing and sales	1,109,504	895,860	213,644
General and administrative	260,321	210,806	49,515
Total operating expenses	$1,745,906	$1,367,636	$378,270
Percent of total revenues	73%	71%
Research and development expenses were $376.1 million, or 16 percent of total revenues, for the three months ended April 30, 2017, compared to $261.0 million, or 14 percent of total revenues, during the same period a year ago, an increase of $115.1 million. The increase in absolute dollars was primarily due to an increase of approximately $63.7 million in employee-related costs, an increase of $28.7 million in stock-based expenses, an increase in our development and test data center costs and allocated overhead. We increased our research and development headcount by 28 percent since April 30, 2016 in order to improve and extend our service offerings and develop new technologies as a result of our fiscal 2017 acquisitions. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to invest in additional employees and technology to support the development of new, and improve existing, technologies and the integration of acquired technologies.
Marketing and sales expenses were $1.1 billion, or 46 percent of total revenues, for the three months ended April 30, 2017, compared to $895.9 million, or 46 percent of total revenues, during the same period a year ago, an increase of $213.6 million. The change was primarily due to an increase of $149.1 million in employee-related costs and amortization of deferred commissions, an increase of $23.5 million in stock-based expenses, an increase amortization of purchased intangible assets of $15.3 million, an increase of $7.2 million in advertising expenses and allocated overhead. Our marketing and sales headcount increased by 23 percent since April 30, 2016. The increase in headcount was primarily attributable to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.
General and administrative expenses were $260.3 million, or 11 percent of total revenues, for the three months ended April 30, 2017, compared to $210.8 million, or 11 percent of total revenues, during the same period a year ago, an increase of

$49.5 million. The increase was primarily due to an increase in employee-related costs. Our general and administrative headcount increased by 21 percent since April 30, 2016 as we added personnel to support our growth.
Other income and expense.

	Three Months Ended April 30,		Variance
(in thousands)	2017	2016	Dollars
Investment income	$5,266	$8,122	$(2,856)
Interest expense	(22,196)	(22,011)	(185)
Other income (expense)	2,849	(13,806)	16,655
Gains from acquisitions of strategic investments	0	12,864	(12,864)
Investment income consists of income on our cash and marketable securities balances. Investment income was $5.3 million for the three months ended April 30, 2017 and was $8.1 million during the same period a year ago. The decrease was due to realized gains resulting from the sales of marketable securities as well as higher interest income across our portfolio in the prior year.
Interest expense consists of interest on our convertible senior notes, capital leases, financing obligation related to 350 Mission, the loan assumed on 50 Fremont, revolving credit facility and the $500.0 million term loan that was entered into in connection with our acquisition of Demandware. Interest expense was $22.2 million for the three months ended April 30, 2017 and was $22.0 million during the same period a year ago.
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
Benefit from income taxes.

	Three Months Ended April 30,		Variance
(in thousands)	2017	2016	Dollars
Benefit from income taxes	$13,756	$1,604	$12,152
Effective tax rate	60%	(4)%
We recognized a tax benefit of $13.8 million on a pretax loss of $23.0 million, which resulted in an effective tax rate of 60 percent for the three months ended April 30, 2017. On a full year basis, we expect pretax income and project tax expense primarily related to profitable jurisdictions outside the United States.
We recorded a tax benefit of $1.6 million with a pretax income of $37.2 million, which resulted in a negative effective tax rate of 4 percent for the three months ended April 30, 2016. We recorded a net tax benefit due to income taxes in profitable jurisdictions outside the United States, which was offset by a discrete tax benefit from a partial release of the tax valuation allowance in connection with certain acquisitions. The net deferred tax liability from the acquisitions provided a source of additional income to support the realizability of our pre-existing deferred tax assets, and as a result, a portion of the valuation allowance was released.

Liquidity and Capital Resources
At April 30, 2017, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $3.2 billion and accounts receivable of $1.4 billion. Our cash, cash equivalents and marketable securities are comprised primarily of corporate notes and obligations, U.S. treasury securities, asset backed securities, foreign government obligations, mortgage backed obligations, time deposits, money market mutual funds and municipal securities.

Net cash provided by operating activities was $1.2 billion during the three months ended April 30, 2017 and $1.1 billion during the same period a year ago. Cash provided by operating activities has historically been affected by the amount of net income adjusted for non-cash expense items such as depreciation and amortization; amortization of purchased intangibles from business combinations; amortization of debt discount; the expense associated with stock-based awards; gains from acquisitions of strategic investments; the timing of employee related costs including commissions and bonus payments; the timing of payments against accounts payable, accrued expenses and other current liabilities; the timing of collections from our customers, which is our largest source of operating cash flows; the timing of business combination activity and the related integration and transaction costs; and changes in working capital accounts.
Our working capital accounts consist of accounts receivable, deferred commissions, prepaid assets and other current assets. Claims against working capital include accounts payable, accrued expenses, deferred revenue, and other current liabilities and payments related to our debt obligations. Our working capital may be impacted by factors in future periods such as billings to customers for subscriptions and support services and the subsequent collection of those billings, certain amounts and timing of which are seasonal. Our working capital in some quarters may be impacted by adverse foreign currency exchange rate movements. Our billings are also influenced by new business linearity within the quarters and across quarters.
As described above in “Seasonal Nature of Deferred Revenue, Accounts Receivable and Operating Cash Flow,” our fourth quarter has historically been our strongest quarter for new business and renewals and, correspondingly, the first quarter has historically been the strongest for cash collections. The year on year compounding effect of this seasonality in both billing patterns and overall business causes both the value of invoices that we generate in the fourth quarter and cash collections in the first quarter to increase as a proportion of our total annual billings.
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
Net cash used in investing activities was $767.7 million during the three months ended April 30, 2017 and $450.3 million during the same period a year ago. The net cash used in investing activities during the three months ended April 30, 2017 primarily related to purchases of marketable securities of approximately $698.6 million, new office build outs and strategic and capital investments which were offset by the cash inflows for the period from the sales of marketable securities of $103.8 million.
Net cash used in financing activities was $49.6 million during the three months ended April 30, 2017 as compared to net cash provided by financing activities of $39.2 million during the same period a year ago. Net cash used in financing activities during the three months ended April 30, 2017 consisted primarily of $200.0 million repayment of the revolving credit facility offset by $159.8 million from proceeds from equity plans.

In March 2013, we issued at par value $1.15 billion of 0.25% convertible senior notes (“0.25% Senior Notes”), due April 1, 2018, unless earlier purchased by us or converted. The Notes will be convertible if during any 20 trading days during the 30 consecutive trading days of any fiscal quarter, our common stock trades at a price exceeding 130% of the conversion price of $66.44 per share applicable to the Notes. The Notes are classified as a current liability on our consolidated balance sheet as of April 30, 2017 as they are due within one year. As of April 30, 2017 the remaining principal balance of the 0.25% Senior Notes outstanding is $1.15 billion.
In July 2016, we entered into a credit agreement (“Revolving Loan Credit Agreement”), which provides for a $1.0 billion unsecured revolving credit facility (“Credit Facility”) that matures in July 2021. We may use any future borrowings under the Credit Facility for refinancing other indebtedness, working capital, capital expenditures and other general corporate purposes, including permitted acquisitions. We may borrow amounts under the Credit Facility at any time during the term of the Revolving Loan Credit Agreement. As of April 30, 2017, we had no outstanding borrowings under the Credit Facility.
The Revolving Loan Credit Agreement contains certain customary affirmative and negative covenants, including a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, a limit on our ability to incur additional indebtedness, dispose of assets, make certain acquisition transactions, pay dividends or distributions, and certain other restrictions on our activities each defined specifically in the Revolving Loan Credit Agreement. We were in compliance with the Revolving Loan Credit Agreement’s covenants as of April 30, 2017.

In July 2016, in order to partially finance the acquisition of Demandware, we entered into a $500.0 million term loan (“Term Loan”) which matures in July 2019 and bears interest at our option, at either a base rate plus a spread of 0.00% to 0.75% or an adjusted LIBOR rate plus a spread of 1.00% to 1.75%. The weighted average interest rate on the Term Loan was 2.0% for the three months ended April 30, 2017.
As of April 30, 2017, we have a total of $83.9 million in letters of credit outstanding in favor of certain landlords for office space. To date, no amounts have been drawn against the letters of credit, which renew annually and expire at various dates through December 2030.
We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.
Our principal commitments consist of obligations under leases for office space, co-location data center facilities and our development and test data center, as well as leases for computer equipment, software, furniture and fixtures. At April 30, 2017, the future non-cancelable minimum payments under these commitments were as follows (in thousands):

	Capital Leases	Operating Leases	Financing Obligation - Leased Facility
Fiscal Period:
Remaining nine months of fiscal 2018	$109,813	$371,925	$16,115
Fiscal 2019	115,825	440,751	21,881
Fiscal 2020	201,614	359,333	22,325
Fiscal 2021	71	275,691	22,770
Fiscal 2022	37	245,409	23,214
Thereafter	3	1,210,331	210,713
Total minimum lease payments	427,363	$2,903,440	$317,018
Less: amount representing interest	(39,267)
Present value of capital lease obligations	$388,096

The majority of our operating lease agreements provide us with the option to renew. Our future operating lease obligations would change if we exercised these options and if we entered into additional operating lease agreements as we expand our operations.
The financing obligation above represents the total obligation for our lease of approximately 445,000 rentable square feet of office space in San Francisco, California. As of April 30, 2017, $219.8 million of the total obligation noted above was recorded to Financing obligation - leased facility, of which the current portion is included in “Accounts payable, accrued expenses and other liabilities” and the noncurrent portion is included in “Other noncurrent liabilities” on the consolidated balance sheets.
In April 2016, we entered into an agreement with a third-party provider for certain infrastructure services for a period of four years.  We paid $96.0 million in connection with this agreement during the three months ended April 30, 2017. The agreement further provides that we will pay an additional $108.0 million in fiscal 2019 and $126.0 million in fiscal 2020.
During the remaining nine months of fiscal 2018 and in future fiscal years, we expect to continue to make additional investments in our infrastructure to scale our operations and increase productivity. We plan to upgrade or replace various internal systems to scale with the overall growth of the Company. Additionally, we expect capital expenditures to be higher in absolute dollars and remain consistent as a percentage of total revenues in future periods as a result of continued office build-outs, other leasehold improvements and data center investments.
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
Our European revenue, operating expenses and significant balance sheet accounts denominated in currencies other than the USD primarily flow through our United Kingdom subsidiary, which has a functional currency of the British Pound. This results in a two-step currency exchange process wherein the currencies in Europe other than the British Pound are first converted into the British Pound and then British Pounds are translated into USD for our Consolidated Financial Statements. As an example, costs incurred in France are translated from the Euro to the British Pound and then into the USD. Our statements of operations and balance sheet accounts are also impacted by the re-measurement of non-functional currency transactions such as USD denominated intercompany loans, cash accounts held by our overseas subsidiaries, accounts receivable denominated in foreign currencies and deferred revenue and accounts payable denominated in foreign currencies.
Foreign Currency Transaction Risk
Our foreign currency exposures typically arise from selling annual and multi-year subscriptions in multiple currencies, customer account receivables, intercompany transfer pricing arrangements and other intercompany transactions. Our foreign currency management objective is to minimize the effect of fluctuations in foreign exchange rates on selected assets or liabilities without exposing us to additional risk associated with transactions that could be regarded as speculative.
We pursue our objective by utilizing foreign currency forward contracts to offset foreign exchange risk. Our foreign currency forward contracts are generally short-term in duration. We neither use these foreign currency forward contracts for trading purposes nor do we currently designate these forward contracts as hedging instruments pursuant to Accounting Standards Codification 815 (“ASC 815”), Derivatives and Hedging. Accordingly, we record the fair values of these contracts as of the end of our reporting period to our consolidated balance sheets with changes in fair values recorded to our consolidated statements of operations. Given the short duration of the forward contracts, the amount recorded is not significant. Our ultimate realized gain or loss with respect to foreign currency exposures will generally depend on the size and type of cross-currency transactions that we enter into, the currency exchange rates associated with these exposures and changes in those rates, the net realized gain or loss on our foreign currency forward contracts and other factors.
Foreign Currency Translation Risk
Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. As the USD fluctuated against certain international currencies over the past several months, the amounts of revenue and deferred revenue that we reported in USD for foreign subsidiaries that transact in international currencies were slightly lower relative to what we would have reported using a constant currency rate. We report in Management's Discussion and Analysis our revenue growth rates on both an absolute dollar and constant currency basis.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $3.2 billion at April 30, 2017. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least BBB or better. The cash, cash equivalents and marketable securities are held for general corporate purposes including possible acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase or decrease in interest rates of 100-basis points at April 30, 2017 could result in a $24.0 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.
At January 31, 2017, we had cash, cash equivalents and marketable securities totaling $2.2 billion. The fixed-income portfolio was also subject to interest rate risk. Changes in interest rates of 100-basis points would have resulted in market value changes of $13.0 million.
Market Risk and Market Interest Risk
We deposit our cash with multiple financial institutions.
In March 2013, we issued at par value $1.15 billion of 0.25% convertible senior notes (“Notes”) due April 1, 2018. Holders of the Notes may convert the Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, we would pay the holder an amount of cash equal to the principal amounts of the Notes. The amounts in excess of the principal amounts, if any, may be paid in cash or stock at our option. Concurrent with the issuance of the Notes, we entered into separate note hedging transactions and the sale of warrants. These separate transactions were completed to reduce the potential economic dilution from the conversion of the Notes.
The Notes have a fixed annual interest rate of 0.25% and therefore, we do not have economic interest rate exposure on the Notes. However, the value of the Notes are exposed to interest rate risk. Generally, the fair values of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our 0.25% Notes is affected by our stock price. The principal balance of our Notes was $1.15 billion as of April 30, 2017. The total estimated fair value of our Notes at April 30, 2017 was $1.5 billion. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the first quarter of fiscal 2018, which was $86.12.
In July 2016, we amended our credit agreement (“Revolving Loan Credit Agreement”) to provide for a $1.0 billion unsecured revolving credit facility (“Credit Facility”) that matures in July 2021.
The Borrowings under the Credit Facility bear interest, at the our option, at a base rate plus a spread of 0.00% to 0.75% or an adjusted LIBOR rate plus a spread of 1.00% to 1.75%, in each case with such spread being determined based on our consolidated leverage ratio for the preceding four fiscal quarter period. Regardless of what amounts, if any, are outstanding under the revolving credit facility, we are also obligated to pay an ongoing commitment fee on undrawn amounts at a rate of 0.125% to 0.25%, with such rate being based on the our consolidated leverage ratio for the preceding four fiscal quarter period, payable in arrears quarterly. As of April 30, 2017 there was no outstanding borrowing amount under the Credit Facility.
In February 2015, we assumed a $200.0 million loan with the acquisition of 50 Fremont (“Loan”). The Loan bears an interest rate of 3.75% per annum and is due in June 2023. The Loan requires interest only payments with the remaining principal due at maturity. The Loan can be prepaid at any time subject to a yield maintenance fee. The agreement governing the Loan contains certain customary affirmative and negative covenants that we were in compliance with as of April 30, 2017.

In July 2016, we entered into a $500.0 million term loan (“Term Loan”) which matures in July 2019 and bears interest at our option, at either a base rate plus a spread of 0.00% to 0.75% or an adjusted LIBOR rate plus a spread of 1.00% to 1.75%, in each case with such spread being determined based on the Company’s consolidated leverage ratio for the preceding four fiscal quarter period. We entered into the Term Loan for purposes of partially funding the acquisition of Demandware. Interest is due and payable in arrears quarterly for loans bearing interest at a rate based on the base rate and at the end of an interest period in the case of loans bearing interest at the adjusted LIBOR rate. The Term Loan is payable in July 2019, with the outstanding principal amount of the term loan being due and payable at maturity.

By entering into the Term Loan, we have assumed risks associated with variable interest rates based upon a variable base rate or LIBOR. The weighted average interest rate on the Term Loan was 2.0% as of April 30, 2017. Changes in the overall level of interest rates affect the interest expense that we recognize in our statements of operations.
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
We have an investment portfolio that includes strategic investments in public and privately held companies, which range from early-stage companies to more mature companies with established revenue streams and business models. Our investments in these companies range from $0.2 million to over $91.0 million, with 16 investments individually equal to or in excess of approximately $10 million and we plan to continue to invest in these types of strategic investments, including in companies representing targeted geographies and targeted business and technological initiatives, as opportunities arise that we find attractive.
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
Our portfolio consists of investments in over 180 privately held companies, primarily comprised of independent software vendors and system integrators. We invest in early-to-late stage enterprise cloud companies for strategic reasons and to support key business initiatives to grow our ecosystem of partners and accelerate the adoption of cloud technologies. We invest in both domestic and international companies and currently hold investments in all of our regions: the Americas, Europe, and Asia Pacific.
The primary purpose of our investments is to create an ecosystem of enterprise cloud companies and accelerate the growth of technology startups. Therefore, we continually evaluate our investments in publicly traded companies, post public offering, for exit strategies. Our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering.
As of April 30, 2017 and January 31, 2017 the carrying value of our investments in privately held companies was $506.2 million and $526.0 million, respectively. The estimated fair value of our investments in privately held companies was $709.8 million and $758.3 million as of April 30, 2017 and January 31, 2017, respectively. The financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation to the cost of our initial investment. If we determine that any of our investments in such companies have experienced a decline in fair value, we may be required to record an impairment that is other-than-temporary, which could be material. We have in the past recorded other than temporary impairments or written off the full value of specific investments. Similar situations could occur in the future and negatively impact our financial results. All of our investments are subject to a risk of partial or total loss of investment capital.

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

We evaluate all claims and lawsuits with respect to their potential merits, our potential defenses and counterclaims, settlement or litigation potential and the expected effect on us. Our technologies may be subject to injunction if they are found to infringe the rights of a third-party. In addition, many of our subscription agreements require us to indemnify our customers for third-party intellectual property infringement claims, which could increase the cost to us of an adverse ruling on such a claim.

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

We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. In our opinion, resolution of all current matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or financial position. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect our current or future results of operations or cash flows, or both, in a particular quarter.

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
Our services involve the storage and transmission of our customers’ and our customers' customers' proprietary and other sensitive data, including financial information and other personally identifiable information. Security breaches could expose us to a risk of loss of this information, litigation and possible liability. While we have security measures in place, they may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise and result in someone obtaining unauthorized access to our IT systems, our customers’ data or our data, including our intellectual property and other confidential business information. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data, our data or our IT systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our customers may authorize third-party technology providers to access their customer data, and some of our customers may not have adequate security measures in place to protect their data that is stored on our servers. Because we do not control our customers or third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the integrity or security of such transmissions or processing. Malicious third parties may also conduct attacks designed to temporarily deny customers access to our services. Any security breach could result in a loss of confidence in the security of our services, damage our reputation, negatively impact our future sales, disrupt our business and lead to legal liability.
Defects or disruptions in our services could diminish demand for our services and subject us to substantial liability.
Because our services are complex and incorporate a variety of hardware and proprietary and third-party software, our services may have errors or defects that could result in unanticipated downtime for our subscribers and harm to our reputation and our business. Cloud services frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in, and experienced disruptions to, our services and new defects or disruptions may occur in the future. In addition, our customers may use our services in unanticipated ways that may cause a disruption in services for other customers attempting to access their data. As we acquire companies, we may encounter difficulty in incorporating the acquired technologies into our services and in augmenting the technologies to meet the quality standards that are consistent with our brand and reputation. Since our customers use our services for important aspects of their business, any errors, defects, disruptions in service or other performance problems could hurt our reputation and may damage our customers’ businesses. As a result, customers could elect to not renew our services or delay or withhold payment to us. We could also lose future sales or customers may make warranty or other claims against us, which could result in an increase in our allowance for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation.

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

Privacy concerns and laws such as the European Union’s General Data Protection Regulation, evolving regulation of cloud computing, cross-border data transfer restrictions and other domestic or foreign regulations may limit the use and adoption of our services and adversely affect our business.
Regulation related to the provision of services over the Internet is evolving, as federal, state and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and the collection, processing, storage, transfer and use of data. In some cases, new data privacy laws and regulations, such as the European Union’s ("EU") General Data Protection Regulation that takes effect in May 2018 and an amended Act on the Protection of Personal Information in Japan, impose new obligations directly on Salesforce as both a data controller and a data processor, as well as on many of our customers. These new laws may require us to make changes to our services to enable Salesforce and/or our customers to meet the new legal requirements, and may also increase our potential liability exposure through higher potential penalties for non-compliance. Further, laws such as the European Union’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, and the tracking of individuals’ online activities. These new or proposed these laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data or, in some cases, impact our ability to offer our services in certain locations or our customers' ability to deploy our solutions globally. For example, ongoing legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the European Economic Area to the United States could result in further limitations on the ability to transfer data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support cross-border data transfers, such as the EU-U.S. and Swiss-U.S. Privacy Shield framework. The costs of compliance with, and other burdens imposed by, privacy laws, regulations and standards may limit the use and adoption of our services, reduce overall demand for our services, make it more difficult to meet expectations from or commitments to customers, lead to significant fines, penalties or liabilities for noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business.
In addition to government activity, privacy advocacy and other industry groups have established or may establish new self-regulatory standards that may place additional burdens on our ability to provide our services globally. Our customers expect us to meet voluntary certification and other standards established by third parties, such as TRUSTe. If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to provide our solutions to certain customers and could harm our business.
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
The Internet’s infrastructure is comprised of many different networks and services that are highly fragmented and distributed by design. This infrastructure is run by a series of independent third-party organizations that work together to provide the infrastructure and supporting services of the Internet under the governance of the Internet Corporation for Assigned Numbers and Names (ICANN) and the Internet Assigned Numbers Authority (IANA), now under the stewardship of ICANN.

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
We invest in early-to-late stage companies for strategic reasons and to support key business initiatives, and may not realize a return on our strategic investments. Many such companies generate net losses and the market for their products, services or technologies may be slow to develop, and, therefore, are dependent on the availability of later rounds of financing from banks or investors on favorable terms to continue their operations. The financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation to the cost of our initial investment. The capital markets for public offerings and acquisitions are dynamic and the likelihood of liquidity events for the companies we have invested in could significantly worsen. Further, valuations of privately-held companies are inherently complex due to the lack of readily available market data. If we determine that any of our investments in such companies have experienced a decline in value, we may be required to record an other-than-temporary impairment, which could be material. We have in the past written off the full value of specific investments. Similar situations could occur in the future and negatively impact our financial results. All of our investments are subject to a risk of a partial or total loss of investment capital.
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

•	the seasonality of our customers’ businesses, especially Commerce Cloud customers, including retailers and branded manufacturers;

•	changes in foreign currency exchange rates such as with respect to the British Pound;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	the number of new employees;

•	the timing of commission, bonus, and other compensation payments to employees;

•	the cost, timing and management effort for the introduction of new features to our services;

•	the costs associated with acquiring new businesses and technologies and the follow-on costs of integration and consolidating the results of acquired businesses;

•	expenses related to our real estate, our office leases and our data center capacity and expansion;

•	timing of additional investments in our enterprise cloud computing application and platform services and in our consulting services;

•	expenses related to significant, unusual or discrete events, which are recorded in the period in which the events occur;

•	extraordinary expenses such as litigation or other dispute-related settlement payments;

•	income tax effects;

•	the timing of payroll and other withholding tax expenses, which are triggered by the payment of bonuses and when employees exercise their vested stock awards;

•	technical difficulties or interruptions in our services;

•	changes in interest rates and our mix of investments, which would impact the return on our investments in cash and marketable securities;

•	conditions, particularly sudden changes, in the financial markets, which have impacted and may continue to impact the value of and liquidity of our investment portfolio;

•	other than temporary impairments in the value of our strategic investments in early-to-late stage privately held companies, which could be material in a particular quarter;

•	equity issuances, including as consideration in acquisitions or due to the conversion of our outstanding convertible notes at the election of the note holders;

•	the timing of stock awards to employees and the related adverse financial statement impact of having to expense those stock awards on a straight-line basis over their vesting schedules;

•	evolving regulations of cloud computing and cross-border data transfer restrictions and similar regulations;

•	regulatory compliance costs; and

•
the impact of new accounting pronouncements and associated system implementations, for example, the adoption of Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), the new revenue recognition standard.

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
We derive substantially all of our revenue from subscriptions to our CRM enterprise cloud computing application services, and we expect this will continue for the foreseeable future. The markets for our Analytics, IoT, Commerce and Salesforce Quip Clouds remain relatively new and it is uncertain whether our efforts will ever result in significant revenue for us. Commerce Cloud originated as part of our Demandware acquisition and Salesforce Quip originated from our acquisition of Quip. Further, the introduction of significant platform changes and upgrades, including our conversion to our new Lightning platform, and introduction of new services beyond the CRM market, may not be successful, and early stage interest and adoption of such new services may not result in long term success or significant revenue for us. Our efforts to expand our services beyond the CRM market may not succeed and may reduce our revenue growth rate.
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
As more of our sales efforts are targeted at larger enterprise customers, our sales cycle may become more time-consuming and expensive, we may encounter pricing pressure and implementation and configuration challenges, and we may have to delay revenue recognition for some complex transactions, all of which could harm our business and operating results.
As we target more of our sales efforts at larger enterprise customers, including governmental entities, we may face greater costs, longer sales cycles, greater competition and less predictability in completing some of our sales. In this market segment, the customer’s decision to use our services may be an enterprise-wide decision and, if so, these types of sales would require us to provide greater levels of education regarding the use and benefits of our services, as well as education regarding privacy and data protection laws and regulations to prospective customers with international operations. In addition, larger customers and governmental entities may demand more configuration, integration services and features. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to individual customers, driving up costs and time required to complete sales and diverting our own sales and professional services resources to a smaller number of larger transactions, while potentially requiring us to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met.
Pricing and packaging strategies for enterprise and other customers for subscriptions to our existing and future service offerings may not be widely accepted by other new or existing customers. Our adoption of such new pricing and packaging strategies may harm our business.
For large enterprise customers, professional services may also be performed by a third party or a combination of our own staff and a third-party. Our strategy is to work with third parties to increase the breadth of capability and depth of capacity for delivery of these services to our customers. If a customer is not satisfied with the quality of work performed by us or a third-party or with the type of services or solutions delivered, then we could incur additional costs to address the situation, the profitability of that work might be impaired, and the customer’s dissatisfaction with our services could damage our ability to obtain additional work from that customer. In addition, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.
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
In addition, we have been, and may in the future be, sued by third parties for alleged infringement of their claimed proprietary rights. Our technologies may be subject to injunction if they are found to infringe the rights of a third-party or we may be required to pay damages, or both. Further, many of our subscription agreements require us to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim.
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
We believe that the brand identities we have developed have significantly contributed to the success of our business. Maintaining and enhancing the Salesforce brand and our other brands are critical to expanding our base of customers, partners and employees. Our brand strength will depend largely on our ability to remain a technology leader and continue to provide high-quality innovative products, services, and features. In order to maintain and enhance our brands, we may be required to make substantial investments that may later prove to be unsuccessful. In addition, positions we take on social issues may be unpopular with some customers or potential customers, which may impact our ability to attract or retain such customers. If we fail to maintain and enhance our brands, or if we incur excessive expenses in our efforts to do so, our business, operating results and financial condition may be materially and adversely affected.
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
We have a high level of debt, including the 0.25% convertible senior notes we issued in March 2013 (“0.25% Senior Notes”) due April 1, 2018, the loan we assumed when we purchased an office building located at 50 Fremont Street in San Francisco, California (“50 Fremont”) and capital lease arrangements. Additionally, we have significant contractual commitments in operating lease arrangements, which are not reflected on our consolidated balance sheets. In addition, we have a financing obligation for a leased facility of which we are deemed the owner for accounting purposes. In July 2016, we amended and restated our revolving credit facility under which we can draw down up to $1.0 billion. Also in July 2016, we entered into the $500.0 million term loan to finance our acquisition of Demandware. Maintenance of our indebtedness and contractual commitments and any additional issuances of indebtedness could:

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
We regularly monitor our compliance with applicable financial reporting standards and review new pronouncements and drafts thereof that are relevant to us. As a result of new standards, changes to existing standards and changes in their interpretation, we might be required to change our accounting policies, particularly concerning revenue recognition, the capitalized incremental costs to obtain a customer contract and lease accounting, to alter our operational policies and to implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or to restate our published financial statements. Such changes may have an adverse effect on our reputation, business, financial position, and profit, or cause an adverse deviation from our revenue and operating profit target, which may negatively impact our financial results.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with an acquisition made during the three months ended April 30, 2017, the Company issued 215,768 shares of Company common stock on February 1, 2017. This issuance was made in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”): Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act, and Regulation S promulgated under the Securities Act.

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

Dated: May 22, 2017
salesforce.com, inc.

	By:	/S/ MARK J. HAWKINS
Mark J. Hawkins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: May 22, 2017
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