Form 10-Q
period 2017-07-31
SALESFORCE COM INC
filed 2017-08-25
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of July 31, 2017, there were approximately 718.7 million shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
salesforce.com, inc.
Consolidated Balance Sheets
(in thousands)

	July 31, 2017	January 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,949,110	$1,606,549
Marketable securities	1,552,135	602,338
Accounts receivable, net	1,569,322	3,196,643
Deferred commissions	302,528	311,770
Prepaid expenses and other current assets	438,246	279,527
Total current assets	5,811,341	5,996,827
Property and equipment, net	1,866,576	1,787,534
Deferred commissions, noncurrent	224,232	227,849
Capitalized software, net	140,703	141,671
Strategic investments	657,687	566,953
Goodwill	7,294,381	7,263,846
Intangible assets acquired through business combinations, net	965,887	1,113,374
Other assets, net	457,996	486,869
Total assets	$17,418,803	$17,584,923
Liabilities, temporary equity and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$1,576,822	$1,752,664
Deferred revenue	4,818,634	5,542,802
Convertible 0.25% senior notes, net	1,130,729	0
Total current liabilities	7,526,185	7,295,466
Convertible 0.25% senior notes, net	0	1,116,360
Term loan	497,796	497,221
Loan assumed on 50 Fremont	198,403	198,268
Revolving credit facility	0	196,542
Other noncurrent liabilities	727,882	780,939
Total liabilities	8,950,266	10,084,796
Temporary equity:
Convertible 0.25% senior notes (See Note 8)	17,223	0
Stockholders’ equity:
Common stock	719	708
Additional paid-in capital	8,889,441	8,040,170
Accumulated other comprehensive income (loss)	17,535	(75,841)
Accumulated deficit	(456,381)	(464,910)
Total stockholders’ equity	8,451,314	7,500,127
Total liabilities, temporary equity and stockholders’ equity	$17,418,803	$17,584,923

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Revenues:
Subscription and support	$2,368,499	$1,886,080	$4,569,407	$3,661,573
Professional services and other	193,090	150,538	379,761	291,648
Total revenues	2,561,589	2,036,618	4,949,168	3,953,221
Cost of revenues (1)(2):
Subscription and support	493,879	376,456	956,800	727,557
Professional services and other	176,788	149,123	364,422	295,003
Total cost of revenues	670,667	525,579	1,321,222	1,022,560
Gross profit	1,890,922	1,511,039	3,627,946	2,930,661
Operating expenses (1)(2):
Research and development	386,447	291,506	762,528	552,476
Marketing and sales	1,170,749	934,931	2,280,253	1,830,791
General and administrative	282,933	252,051	543,254	462,857
Total operating expenses	1,840,129	1,478,488	3,586,035	2,846,124
Income from operations	50,793	32,551	41,911	84,537
Investment income	8,754	11,916	14,020	20,038
Interest expense	(21,629)	(20,708)	(43,825)	(42,719)
Other income (expense) (1)	(7,465)	524	(4,616)	(13,282)
Gains from acquisitions of strategic investments	0	0	0	12,864
Income before benefit from (provision for) income taxes	30,453	24,283	7,490	61,438
Benefit from (provision for) income taxes	(12,717)	205,339	1,039	206,943
Net income	$17,736	$229,622	$8,529	$268,381
Basic net income per share	$0.02	$0.34	$0.01	$0.40
Diluted net income per share	$0.02	$0.33	$0.01	$0.39
Shares used in computing basic net income per share	712,039	681,126	709,157	678,929
Shares used in computing diluted net income per share	729,386	695,968	726,222	691,714
_______________
(1) Amounts include amortization of purchased intangibles from business combinations, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Cost of revenues	$43,483	$25,544	$87,069	$47,759
Marketing and sales	30,563	23,151	61,207	38,537
Other non-operating expense	376	642	751	1,348
(2) Amounts include stock-based expense, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Cost of revenues	$32,202	$23,495	$63,712	$50,129
Research and development	66,644	38,624	130,559	73,792
Marketing and sales	120,550	86,323	239,546	181,797
General and administrative	37,089	33,868	74,237	65,511

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Net income	$17,736	$229,622	$8,529	$268,381
Other comprehensive income, before tax and net of reclassification adjustments:
Foreign currency translation and other gains (losses)	16,384	(10,407)	30,408	(151)
Unrealized gains (losses) on marketable securities and strategic investments	(8,362)	25,896	62,968	36,980
Other comprehensive income, before tax	8,022	15,489	93,376	36,829
Tax effect	0	1,873	0	1,873
Other comprehensive income, net of tax	8,022	17,362	93,376	38,702
Comprehensive income	$25,758	$246,984	$101,905	$307,083

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Operating activities:
Net income	$17,736	$229,622	$8,529	$268,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	192,257	149,361	377,365	282,133
Amortization of debt discount and issuance costs	7,753	6,868	15,470	14,053
Gains from acquisitions of strategic investments	0	0	0	(12,864)
Amortization of deferred commissions	107,868	88,783	214,010	177,297
Expenses related to employee stock plans	256,485	182,310	508,054	371,229
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	(129,447)	(73,167)	1,628,060	1,234,145
Deferred commissions	(116,703)	(70,643)	(201,152)	(134,162)
Prepaid expenses and other current assets and other assets	32,296	(9,728)	(151,115)	(66,399)
Accounts payable, accrued expenses and other liabilities	187,042	(46,666)	(114,200)	(332,894)
Deferred revenue	(224,018)	(206,062)	(724,168)	(499,179)
Net cash provided by operating activities	331,269	250,678	1,560,853	1,301,740
Investing activities:
Business combinations, net of cash acquired	0	(2,798,194)	(19,781)	(2,799,993)
Strategic investments, net	(42,958)	(390)	(43,416)	(22,451)
Purchases of marketable securities	(501,333)	(285,795)	(1,199,894)	(875,131)
Sales of marketable securities	139,628	1,610,724	243,465	1,833,658
Maturities of marketable securities	9,420	27,253	13,270	50,538
Capital expenditures	(128,388)	(96,030)	(284,990)	(179,331)
Net cash used in investing activities	(523,631)	(1,542,432)	(1,291,346)	(1,992,710)
Financing activities:
Proceeds from term loan, net	0	495,550	0	495,550
Proceeds from employee stock plans	183,009	133,878	342,816	223,019
Principal payments on capital lease obligations	(65,731)	(12,795)	(75,174)	(62,763)
Payments on revolving credit facility	0	0	(200,000)	0
Net cash provided by financing activities	117,278	616,633	67,642	655,806
Effect of exchange rate changes	(710)	(8,736)	5,412	(7,973)
Net increase (decrease) in cash and cash equivalents	(75,794)	(683,857)	342,561	(43,137)
Cash and cash equivalents, beginning of period	2,024,904	1,799,083	1,606,549	1,158,363
Cash and cash equivalents, end of period	$1,949,110	$1,115,226	$1,949,110	$1,115,226
See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$20,543	$6,285	$27,265	$30,035
Income taxes, net of tax refunds	$9,335	$6,322	$26,682	$14,231
Non-cash investing and financing activities:
Fixed assets acquired under capital leases	$0	$0	$2,471	$585
Fair value of equity awards assumed	$0	$9,344	$0	$20,793
Fair value of common stock issued as consideration for business combinations	$0	$0	$6,193	$278,372
Non-cash equity liability (See Note 9)	$5,476	$76,043	$12,961	$76,043

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
Basis of Presentation
The accompanying consolidated balance sheet as of July 31, 2017 and the consolidated statements of operations, the consolidated statements of comprehensive income and the consolidated statements of cash flows for the three and six months ended July 31, 2017 and 2016, respectively, are unaudited.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of July 31, 2017, and its results of operations, including its comprehensive income, and its cash flows for the three and six months ended July 31, 2017 and 2016. All adjustments are of a normal recurring nature. The results for the three and six months ended July 31, 2017 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2018.
These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2017.
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
No single customer accounted for more than five percent of accounts receivable at July 31, 2017 and January 31, 2017. No single customer accounted for five percent or more of total revenue during the three and six months ended July 31, 2017 and 2016.
Geographic Locations
As of July 31, 2017 and January 31, 2017, assets located outside the Americas were 13 percent and 12 percent of total assets, respectively. As of July 31, 2017 and January 31, 2017, assets located in the United States were 85 percent and 86 percent of total assets, respectively.
Revenues by geographical region are as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Americas	$1,854,169	$1,495,201	$3,609,527	$2,908,430
Europe	464,371	347,320	873,986	675,174
Asia Pacific	243,049	194,097	465,655	369,617
	$2,561,589	$2,036,618	$4,949,168	$3,953,221
Revenues by geography are determined based on the region of the Salesforce contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 96 percent during the three and six months ended July 31, 2017 and 2016. No other country represented more than ten percent of total revenue during the three and six months ended July 31, 2017 and 2016.
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
During the six months ended July 31, 2017, the Company deferred $201.2 million of commission expenditures and amortized $214.0 million to sales expense. During the same period a year ago, the Company deferred $134.2 million of commission expenditures and amortized $177.3 million to sales expense. Deferred commissions on the Company's consolidated balance sheets totaled $526.8 million at July 31, 2017 and $539.6 million at January 31, 2017.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value.
Marketable Securities
The Company considers all of its marketable debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the consolidated balance sheets. Securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the consolidated statements of comprehensive income until realized. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Declines in fair value judged to be other-than-temporary on securities available for sale are included as a reduction to investment income. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value and its intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. For the purposes of computing realized and unrealized gains and losses, the cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of investment income.
Strategic Investments
The Company holds certain marketable equity and non-marketable debt and equity securities within its strategic investments portfolio. Marketable equity securities are measured using quoted prices in their respective active markets, non-marketable debt securities are recorded at their estimated fair value and the non-marketable equity securities are recorded at cost.
Marketable equity securities and non-marketable debt securities, which consist of noncontrolling debt investments in privately held companies, are recorded at fair value with changes in fair value recorded through accumulated other comprehensive income. Equity investments without readily determinable fair values for which the Company does not have the ability to exercise significant influence are accounted for using the cost method of accounting. Under the cost method of accounting, the non-marketable securities are carried at cost and are adjusted only for other-than-temporary impairments, certain distributions and additional investments. These investments are valued using significant unobservable inputs or data in an inactive market and the valuation requires the Company's judgment due to the absence of market prices and inherent lack of liquidity. The estimated fair value is based on quantitative and qualitative factors including, but not limited to, subsequent financing activities by the investee and projected discounted cash flows. Fair value is not estimated for non-marketable equity securities if there are no identified events or changes in circumstances that may have an effect on the fair value of the investment.
The carrying value of the Company’s strategic investments is impacted by various events such as entering into new investments, dispositions due to acquisitions, fair market value adjustments or initial public offerings. The cash inflows from exits and cash outflows for new investments are disclosed as strategic investments within the investing activities section of the statement of cash flows and any gains or losses are recorded within the operating activities of the statements of cash flows for each of the respective fiscal quarter periods.
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk. The Company uses forward currency derivative contracts to minimize the Company’s exposure to balances primarily denominated in the Euro, British Pound Sterling, Japanese Yen, Canadian Dollar and Australian Dollar. The Company’s foreign currency derivative contracts, which are not designated as hedging instruments, are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. As of July 31, 2017 and January 31, 2017, the foreign currency derivative contracts that were not settled were recorded at fair value on the consolidated balance sheets.
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
Impairment Assessment
The Company evaluates intangible assets and long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions, or other events that indicate an asset's carrying amount may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value.
The Company evaluates and tests the recoverability of its goodwill for impairment at least annually during its fourth quarter of each fiscal year or more often if and when circumstances indicate that goodwill may not be recoverable.
There was no impairment of intangible assets, long-lived assets or goodwill during the three and six months ended July 31, 2017 and 2016.
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
In the event the Company acquires an entity with which the Company has a preexisting relationship, the Company will recognize a gain or loss to settle that relationship as of the acquisition date, which is recorded in other income (expense) within the statements of operations. In the event that the Company acquires an entity in which the Company previously held a strategic investment, the difference between the fair value of the shares as of the date of the acquisition and the carrying value of the strategic investment is recorded as a gain or loss and disclosed separately within the statements of operations.
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
Foreign Currency Translation
The functional currency of the Company’s major foreign subsidiaries is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on the consolidated statements of comprehensive income. Foreign currency transaction gains and losses are included in Other income (expense) in the consolidated statements of operations for the period. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.
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
New Accounting Pronouncements Adopted in Fiscal 2018
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2017-01, "Business Combinations (Topic 805) Clarifying the Definition of a Business" ("ASU 2017-01") which amended the existing FASB Accounting Standards Codification. The standard provides additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. ASU 2017-01 is effective for fiscal 2019 with early adoption permitted. The Company early adopted the standard in the first quarter of fiscal 2018 on a prospective basis. Since the Company has not acquired any material businesses since the start of the year, this standard has had no impact on the Company's financial statements.
In May 2017, the FASB issued Accounting Standards Update No. 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting" ("ASU 2017-09") which amended the existing FASB Accounting Standards Codification. The standard provides clarity and reduces the cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. ASU 2017-09 is effective for fiscal 2019 with early adoption permitted. The Company early adopted the standard in the second quarter of fiscal 2018 on a prospective basis and does not expect it to have any impact on the Company's financial statements.
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
The Company is continuing to assess the impact of adopting ASU 2014-09 on its financial position, results of operations and related disclosures and has not yet determined whether the effect of the revenue portion will be material. Additionally, as the Company continues to assess the new standard along with industry trends and additional interpretive guidance, the Company may adjust its implementation plan accordingly.
The Company believes that the new standard will impact the following policies and disclosures:

•	removal of the current limitation on contingent revenue will result in revenue being recognized earlier for certain contracts;

•	allocation of subscription and support revenue across different clouds and to professional services revenue;

•	estimation of variable consideration for arrangements with overage fees;

•	required disclosures including information about the remaining transaction price and when the Company expects to recognize revenue; and

•	accounting for deferred commissions including costs that qualify for deferral and the amortization period.
The commission accounting under the new standard is significantly different than the Company's current commission capitalization policy. The new standard will result in additional types of costs being capitalized. Additionally, all amounts capitalized will be amortized over a period longer than the Company's current policy of amortizing the deferred amounts over the specific revenue contract terms. While the Company has not yet finalized its assessment of the impact the new commission accounting policy will have on its financial position and results of operations, the Company believes it will be material.
The Company does not expect the adoption of ASU 2014-09 to have any impact on its operating cash flows.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, "Financial Instrument-Overall (Subtopic 825-10)" ("ASU 2016-01"), which requires entities to measure equity instruments at fair value and recognize any changes in fair value in net income. The guidance provides for electing the measurement alternative or defaulting to the fair value option. The Company plans to elect the measurement alternative for equity investments that do not have readily determinable fair values. These investments will be measured at cost, less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which are recorded in net income. For those investments with readily determinable fair values, the Company will record the investments at fair value on a quarterly basis and record the change in net income. The new standard is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The Company plans to adopt the new standard in its first quarter of fiscal 2019 and expects the adoption of ASU 2016-01 will impact its strategic investments portfolio. The Company is currently evaluating the impact to its consolidated financial statements and expects it could have a material impact, including additional volatility to other income (expense) within the Company's statements of operations, in future periods.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which requires lessees to record most leases on their balance sheets but recognize the expenses on their statements of operations in a manner similar to current accounting rules. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The new standard is effective for interim and annual periods beginning after December 15, 2018 on a modified retrospective basis and early adoption is permitted. The Company expects its leases designated as operating leases in Note 13, “Commitments,” will be reported on the consolidated balance sheets upon adoption. The Company is currently evaluating the impact to its consolidated financial statements as it relates to other aspects of the business. While the Company has not yet finalized its assessment, the Company currently plans to adopt the new standard in its first quarter of fiscal 2020.
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
2. Investments
Marketable Securities
At July 31, 2017, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$952,187	$3,659	$(593)	$955,253
U.S. treasury securities	114,816	128	(195)	114,749
Mortgage backed obligations	107,789	141	(354)	107,576
Asset backed securities	206,874	202	(108)	206,968
Municipal securities	61,909	117	(137)	61,889
Foreign government obligations	56,562	94	(25)	56,631
U.S. agency obligations	2,995	5	0	3,000
Covered bonds	46,078	5	(14)	46,069
Total marketable securities	$1,549,210	$4,351	$(1,426)	$1,552,135

At January 31, 2017, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$321,284	$887	$(1,531)	$320,640
U.S. treasury securities	62,429	68	(674)	61,823
Mortgage backed obligations	74,882	39	(669)	74,252
Asset backed securities	101,913	74	(197)	101,790
Municipal securities	33,523	35	(183)	33,375
Foreign government obligations	10,491	3	(36)	10,458
Total marketable securities	$604,522	$1,106	$(3,290)	$602,338
The contractual maturities of the investments classified as marketable securities are as follows (in thousands):

	As of
	July 31, 2017	January 31, 2017
Due within 1 year	$283,148	$104,631
Due in 1 year through 5 years	1,261,051	494,127
Due in 5 years through 10 years	7,936	3,580
	$1,552,135	$602,338
As of July 31, 2017, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$197,097	$(593)	$0	$0	$197,097	$(593)
U.S. treasury securities	75,471	(195)	0	0	75,471	(195)
Mortgage backed obligations	71,945	(324)	2,520	(30)	74,465	(354)
Asset backed securities	88,623	(101)	941	(7)	89,564	(108)
Municipal securities	33,555	(137)	0	0	33,555	(137)
Foreign government obligations	8,878	(25)	0	0	8,878	(25)
Covered bonds	24,467	(14)	0	0	24,467	(14)
	$500,036	$(1,389)	$3,461	$(37)	$503,497	$(1,426)
The unrealized losses for each of the fixed rate marketable securities were less than $62,000. The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of July 31, 2017, such as the Company's intent to hold and whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment's amortized basis. The Company expects to receive the full principal and interest on all of these marketable securities.
Investment Income
Investment income consists of interest income, realized gains and realized losses on the Company’s cash, cash equivalents and marketable securities. The components of investment income are presented below (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Interest income	$8,748	$6,546	$14,395	$14,319
Realized gains	353	6,507	512	7,561
Realized losses	(347)	(1,137)	(887)	(1,842)
Total investment income	$8,754	$11,916	$14,020	$20,038
Reclassification adjustments out of accumulated other comprehensive income into net income were immaterial for the three and six months ended July 31, 2017 and 2016.

Strategic Investments
As of July 31, 2017, the Company had four investments in marketable equity securities with a fair value of $119.1 million, which included an unrealized gain of $64.7 million. As of January 31, 2017, the Company had six investments in marketable equity securities with a fair value of $41.0 million, which included an unrealized gain of $24.5 million. The change in the fair value of the investments in publicly held companies is recorded in the consolidated balance sheets within strategic investments and accumulated other comprehensive income.
As of July 31, 2017 and January 31, 2017, the carrying value of the Company’s non-marketable debt and equity securities was $538.5 million and $526.0 million, respectively. The estimated fair value of the non-marketable debt and equity securities was approximately $762.1 million and $758.3 million as of July 31, 2017 and January 31, 2017, respectively.
3. Derivatives
Details on outstanding foreign currency derivative contracts are presented below (in thousands):

	As of
	July 31, 2017	January 31, 2017
Notional amount of foreign currency derivative contracts	$1,268,065	$1,280,953
Fair value of foreign currency derivative contracts	$(2,827)	$10,205
The fair value of the Company’s outstanding derivative instruments not designated as hedging instruments are summarized below (in thousands):

		As of
	Balance Sheet Location	July 31, 2017	January 31, 2017
Derivative Assets
Foreign currency derivative contracts	Prepaid expenses and other current assets	$5,111	$13,238
Derivative Liabilities
Foreign currency derivative contracts	Accounts payable, accrued expenses and other liabilities	$7,938	$3,033
Gains/losses on derivative instruments not designated as hedging instruments recorded in Other income (expense) in the consolidated statements of operations during the three and six months ended July 31, 2017 and 2016, respectively, are summarized below (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Foreign currency derivative contracts	$3,420	$(33,836)	$10,279	$(47,176)
4. Fair Value Measurement
The Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:
Level 1.    Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2.    Significant other inputs that are directly or indirectly observable in the marketplace.

Level 3.    Significant unobservable inputs which are supported by little or no market activity.
All of the Company’s cash equivalents, marketable securities and foreign currency derivative contracts are classified within Level 1 or Level 2 because the Company’s cash equivalents, marketable securities and foreign currency derivative contracts are valued using quoted market prices or alternative pricing sources and models utilizing observable market inputs.

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of July 31, 2017 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of July 31, 2017
Cash equivalents (1):
Time deposits	$0	$457,739	$0	$457,739
Money market mutual funds	773,617	0	0	773,617
Marketable securities:
Corporate notes and obligations	0	955,253	0	955,253
U.S. treasury securities	0	114,749	0	114,749
Mortgage backed obligations	0	107,576	0	107,576
Asset backed securities	0	206,968	0	206,968
Municipal securities	0	61,889	0	61,889
Foreign government obligations	0	56,631	0	56,631
U.S. agency obligations	0	3,000	0	3,000
Covered bonds	0	46,069	0	46,069
Foreign currency derivative contracts (2)	0	5,111	0	5,111
Total assets	$773,617	$2,014,985	$0	$2,788,602
Liabilities:
Foreign currency derivative contracts (3)	0	7,938	0	7,938
Total liabilities	$0	$7,938	$0	$7,938
___________
(1)Included in “cash and cash equivalents” in the accompanying consolidated balance sheet as of July 31, 2017, in addition to $717.8 million of cash.
(2)Included in “prepaid expenses and other current assets” in the accompanying consolidated balance sheet as of July 31, 2017.
(3)Included in “accounts payable, accrued expenses and other liabilities” in the accompanying consolidated balance sheet as of July 31, 2017.

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of January 31, 2017 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of January 31, 2017
Cash equivalents (1):
Time deposits	$0	$25,100	$0	$25,100
Money market mutual funds	956,479	0	0	956,479
Marketable securities:
Corporate notes and obligations	0	320,640	0	320,640
U.S. treasury securities	0	61,823	0	61,823
Mortgage backed obligations	0	74,252	0	74,252
Asset backed securities	0	101,790	0	101,790
Municipal securities	0	33,375	0	33,375
Foreign government obligations	0	10,458	0	10,458
Foreign currency derivative contracts (2)	0	13,238	0	13,238
Total assets	$956,479	$640,676	$0	$1,597,155
Liabilities:
Foreign currency derivative contracts (3)	0	3,033	0	3,033
Total liabilities	$0	$3,033	$0	$3,033
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
5. Property and Equipment
Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of
	July 31, 2017	January 31, 2017
Land	$183,888	$183,888
Buildings and building improvements	623,411	621,377
Computers, equipment and software	1,555,572	1,440,986
Furniture and fixtures	125,858	112,564
Leasehold improvements	741,466	627,069
	3,230,195	2,985,884
Less accumulated depreciation and amortization	(1,363,619)	(1,198,350)
	$1,866,576	$1,787,534
Depreciation and amortization expense totaled $94.9 million and $80.1 million during the three months ended July 31, 2017 and 2016, respectively, and $183.0 million and $155.7 million during the six months ended July 31, 2017 and 2016, respectively.
Computers, equipment and software at July 31, 2017 and January 31, 2017 included a total of $729.6 million and $729.0 million acquired under capital lease agreements, respectively. Accumulated amortization relating to computers, equipment and software acquired under capital leases totaled $430.4 million and $386.9 million, respectively, at July 31, 2017 and January 31, 2017. Amortization of assets acquired under capital leases is included in depreciation and amortization expense.

Building - 350 Mission
In December 2013, the Company entered into a lease agreement for approximately 445,000 rentable square feet of office space at 350 Mission Street (“350 Mission”) in San Francisco, California, which is the total office space available in the building. As a result of the Company’s involvement during the construction period, the Company is considered for accounting purposes to be the owner of 350 Mission. As a result, the Company has capitalized the construction costs as Building with a corresponding current and noncurrent financing obligation liability and has accounted for the underlying land implicitly as an operating lease. As of July 31, 2017, the Company had capitalized $178.8 million of construction costs, based on the construction costs incurred to date by the landlord, and recorded a corresponding current and noncurrent financing obligation liability of $19.8 million and $199.5 million, respectively. As of January 31, 2017, the Company had capitalized $178.8 million of construction costs, based on the construction costs incurred to date by the landlord, and recorded a corresponding current and noncurrent financing obligation liability of $19.6 million and $200.7 million, respectively. The total expected financing obligation in the form of minimum lease payments inclusive of the amounts currently recorded is $311.7 million, including interest (see Note 13 “Commitments” for future commitment details). The obligation will be settled through monthly lease payments to the landlord, which commenced in October 2015. To the extent that operating expenses for 350 Mission are material, the Company, as the deemed accounting owner, will record the operating expenses.
6. Business Combinations
In February 2017, the Company acquired Sequence, Inc. for an aggregate of $26.0 million in cash and equity, net of cash acquired, and has included the financial results of the company in its consolidated financial statements from the date of acquisition. The costs associated with this acquisition were not material. The Company accounted for this acquisition as a business combination. In allocating the purchase consideration based on estimated fair values, the Company recorded $2.7 million of intangible assets and $23.0 million of goodwill. The goodwill balance associated with this business combination is deductible for U.S. income tax purposes. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
The Company finalized its purchase accounting for several acquisitions in the three months ended July 31, 2017 resulting in adjustments to goodwill, intangible assets and other balance sheet accounts.
7. Intangible Assets Acquired Through Business Combinations and Goodwill
Intangible assets acquired through business combinations
Intangible assets acquired through business combinations are as follows (in thousands):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life
	Jan 31, 2017	Additions	July 31, 2017	Jan 31, 2017	Expense	July 31, 2017	Jan 31, 2017	July 31, 2017
Acquired developed technology	$1,092,161	$0	$1,092,161	$(577,929)	$(86,362)	$(664,291)	$514,232	$427,870	3.2
Customer relationships	843,614	1,690	845,304	(254,035)	(60,204)	(314,239)	589,579	531,065	4.9
Trade names and trademarks	45,950	0	45,950	(41,349)	(1,020)	(42,369)	4,601	3,581	1.8
Territory rights and other	15,786	0	15,786	(12,256)	(840)	(13,096)	3,530	2,690	8.5
50 Fremont lease intangibles	7,713	0	7,713	(6,281)	(751)	(7,032)	1,432	681	2.9
Total	$2,005,224	$1,690	$2,006,914	$(891,850)	$(149,177)	$(1,041,027)	$1,113,374	$965,887	4.1
Amortization of intangible assets and unfavorable lease liabilities, which are not reflected in the table above, resulting from business combinations for the three months ended July 31, 2017 and 2016 was $74.4 million and $49.3 million, respectively, and for the six months ended July 31, 2017 and 2016 was $149.0 million and $87.6 million, respectively.

The expected future amortization expense for intangible assets as of July 31, 2017 is as follows (in thousands):

Fiscal Period:
Remaining six months of Fiscal 2018	$139,173
Fiscal 2019	266,233
Fiscal 2020	225,039
Fiscal 2021	169,481
Fiscal 2022	111,353
Thereafter	54,608
Total amortization expense	$965,887
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter.
The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, were as follows (in thousands):

Balance as of January 31, 2017	$7,263,846
Sequence, Inc. acquisition	22,982
Adjustments of acquisition date fair values, including the effect of foreign currency translation	7,553
Balance as of July 31, 2017	$7,294,381
8. Debt
Convertible Senior Notes

	Par Value Outstanding	Equity Component Recorded at Issuance		Liability Component of Par Value as of
(in thousands)				July 31, 2017	January 31, 2017
0.25% Convertible Senior Notes due April 1, 2018	$1,150,000	$122,421	(1)	$1,130,729	$1,116,360
___________
(1)This amount represents the equity component recorded at the initial issuance of the 0.25% convertible senior notes. As of July 31, 2017, $17.2 million was reclassified to temporary equity on the accompanying consolidated balance sheet as these notes are convertible for the three months ending October 31, 2017 based on the conversion criteria below.

In March 2013, the Company issued at par value $1.15 billion of 0.25% convertible senior notes (the “0.25% Senior Notes”, or “Notes”) due April 1, 2018, unless earlier purchased by the Company or converted and are therefore classified as current on the consolidated balance sheet as of July 31, 2017 as they are due within one year. Interest is payable semi-annually, in arrears on April 1 and October 1 of each year.
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
In any period when holders of the 0.25% Senior Notes are eligible to exercise their conversion option, the equity component related to convertible debt instruments is required to be reclassified from permanent equity to temporary equity. Therefore, if in any future period the holders of the 0.25% Senior Notes are able to exercise their conversion rights, then the difference between (1) the amount of cash deliverable upon conversion (i.e., par value of debt) and (2) the carrying value of the debt component will be reclassified from permanent equity to temporary equity, and will continue to be reported as temporary equity for any period in which the debt remains currently convertible.
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
The 0.25% Senior Notes consisted of the following (in thousands):

	As of
	July 31, 2017	January 31, 2017
Liability component:
Principal (1)	$1,150,000	$1,150,000
Less: debt discount, net (2)	(17,223)	(29,954)
Less: debt issuance cost	(2,048)	(3,686)
Net carrying amount	$1,130,729	$1,116,360
(1)The effective interest rate of the 0.25% Senior Notes is 2.53%. The interest rate is based on the interest rates of similar liabilities at the time of issuance that did not have an associated convertible feature.
(2)Included in the consolidated balance sheets within Convertible 0.25% Senior Notes (which is classified as a current liability as of July 31, 2017 and a noncurrent liability as of January 31, 2017) and is amortized over the life of the 0.25% Senior Notes using the effective interest rate method.

The total estimated fair value of the Company's 0.25% Senior Notes at July 31, 2017 was $1.6 billion. The fair value was determined based on the closing trading price per $100 of the 0.25% Senior Notes as of the last day of trading for the second quarter of fiscal 2018.
Based on the closing price of the Company’s common stock of $90.80 on July 31, 2017, the if-converted value of the 0.25% Senior Notes exceeded their principal amount by approximately $421.6 million.
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
In March 2013, the Company also entered into a warrants transaction (“0.25% Warrants”), whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, shares of the Company’s common stock. If the 0.25% Warrants are not exercised on their exercise dates, which are in fiscal 2019, they will expire. If the market value per share of the Company's common stock exceeds the applicable exercise price of the 0.25% Warrants, the 0.25% Warrants will have a dilutive effect on the Company's earnings per share if the Company has achieved profitability at that time. The 0.25% Warrants were anti-dilutive for the periods presented. The 0.25% Warrants are separate transactions entered into by the Company and are not part of the terms of the 0.25% Senior Notes or the 0.25% Note Hedges. Holders of the 0.25% Senior Notes and 0.25% Note Hedges will not have any rights with respect to the 0.25% Warrants.
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
The Term Loan Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends or make distributions and repurchase stock. The Company is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. The Term Loan Credit Agreement includes customary events of default. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Term Loan Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts. The occurrence of an event of default could result in the acceleration of obligations under the Term Loan Credit Agreement. The Company was in compliance with the Term Loan Credit Agreement’s covenants as of July 31, 2017.
The weighted average interest rate on the Term Loan was 2.1% for the three months ended July 31, 2017. Accrued interest on the Term Loan was $0.4 million as of July 31, 2017. As of July 31, 2017, the noncurrent outstanding principal portion was $500.0 million.
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
The Revolving Loan Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends or make distributions and repurchase stock. The Company is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. The Revolving Loan Credit Agreement includes customary events of default. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Revolving Loan Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts. The occurrence of an event of default could result in the acceleration of obligations under the Revolving Loan Credit Agreement. The Company was in compliance with the Revolving Loan Credit Agreement’s covenants as of July 31, 2017.
In February 2017, the Company paid down the remaining $200.0 million of outstanding borrowings under the Credit Facility. There were no outstanding borrowings under the Credit Facility as of July 31, 2017. The Company continues to pay a commitment fee on the available amount of the Credit Facility.
Loan Assumed on 50 Fremont
The Company assumed a $200.0 million loan with the acquisition of 50 Fremont (“Loan”). The Loan bears an interest rate of 3.75% per annum and is due in June 2023. For the remainder of fiscal 2018, the Loan requires interest only payments. Beginning in fiscal 2019, principal and interest payments are required, with the remaining principal due at maturity. For the three months ended July 31, 2017 and 2016, total interest expense recognized was $1.9 million and $1.9 million, respectively. For the six months ended July 31, 2017 and 2016, total interest expense recognized was $3.8 million and $3.8 million, respectively. The Loan can be prepaid at any time subject to a yield maintenance fee. The agreement governing the Loan contains certain customary affirmative and negative covenants that the Company was in compliance with as of July 31, 2017.

Interest Expense on Convertible Senior Notes, Term Loan, Revolving Credit Facility and Loan Assumed on 50 Fremont
The following table sets forth total interest expense recognized related to the 0.25% Senior Notes, the Term Loan, the Credit Facility and the Loan prior to capitalization of interest (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Contractual interest expense	$5,596	$3,377	$11,278	$6,191
Amortization of debt issuance costs	1,332	1,701	2,664	2,729
Amortization of debt discount	6,423	6,264	12,806	12,490
	$13,351	$11,342	$26,748	$21,410
9. Other Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	July 31, 2017	January 31, 2017
Prepaid income taxes	$75,031	$26,932
Other taxes receivable	36,634	34,177
Prepaid expenses and other current assets	326,581	218,418
	$438,246	$279,527
Capitalized Software, net
Capitalized software, net at July 31, 2017 and January 31, 2017 was $140.7 million and $141.7 million, respectively. Accumulated amortization relating to capitalized software, net totaled $287.9 million and $250.9 million, respectively, at July 31, 2017 and January 31, 2017.
Capitalized internal-use software amortization expense totaled $19.0 million and $15.9 million for the three months ended July 31, 2017 and 2016, respectively and $37.0 million and $30.9 million for the six months ended July 31, 2017 and 2016, respectively.
The Company capitalized $2.0 million and $1.6 million of stock-based expenses related to capitalized internal-use software development during the three months ended July 31, 2017 and 2016, respectively, and $3.9 million and $3.4 million for the six months ended July 31, 2017 and 2016, respectively.
Other Assets, net
Other assets consisted of the following (in thousands):

	As of
	July 31, 2017	January 31, 2017
Deferred income taxes, noncurrent, net	$29,926	$28,939
Long-term deposits	24,305	23,597
Domain names and patents, net	30,662	39,213
Customer contract asset (1)	229,597	281,733
Other	143,506	113,387
	$457,996	$486,869
(1) Customer contract asset reflects the fair value of future billings of amounts that are contractually committed by acquired companies' existing customers as of the acquisition date.
Domain names and patents amortization expense was $4.3 million and $4.6 million for the three months ended July 31, 2017 and 2016, respectively, and $8.7 million and $7.8 million for the six months ended July 31, 2017 and 2016, respectively.

Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of
	July 31, 2017	January 31, 2017
Accounts payable	$148,279	$115,257
Accrued compensation	517,433	730,390
Non-cash equity liability (1)	55,394	68,355
Accrued other liabilities	452,398	419,299
Accrued income and other taxes payable	196,670	239,699
Accrued professional costs	46,579	38,254
Accrued rent	21,384	19,710
Capital lease obligation, current	118,888	102,106
Financing obligation - leased facility, current	19,797	19,594
	$1,576,822	$1,752,664
(1) Non-cash equity liability represents the purchase price of shares issued to non-executive employees, for those shares exceeding previously registered ESPP shares at the time of sale to the extent the shares had not been subsequently sold by the employee purchaser. The Company expects this liability will be relieved within a year or earlier as the shares are subsequently sold.
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following (in thousands):

	As of
	July 31, 2017	January 31, 2017
Deferred income taxes and income taxes payable	$111,404	$99,378
Financing obligation - leased facility	199,539	200,711
Long-term lease liabilities and other	416,939	480,850
	$727,882	$780,939
10. Stockholders’ Equity
The Company maintains the following stock plans: the ESPP, the 2013 Equity Incentive Plan and the 2014 Inducement Equity Incentive Plan (“2014 Inducement Plan”). The expiration of the 1999 Stock Option Plan (“1999 Plan”) in fiscal 2010 did not affect awards outstanding, which continue to be governed by the terms and conditions of the 1999 Plan.
As of July 31, 2017, $52.8 million has been withheld on behalf of employees for future purchases under the ESPP and is recorded in accounts payable, accrued expenses and other liabilities.
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
The fair value of each stock option grant and ESPP share was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three Months Ended July 31,		Six Months Ended July 31,
Stock Options	2017	2016	2017	2016
Volatility	30.8%	32.3%	30.8 - 31.4%	32.1 - 32.3%
Estimated life	3.5 years	3.5 years	3.5 years	3.5 years
Risk-free interest rate	1.6%	0.9 - 1.1%	1.4 - 1.6%	0.9 - 1.1%
Weighted-average fair value per share of grants	$22.20	$20.22	$21.08	$18.76

	Three Months Ended July 31,
ESPP	2017	2016
Volatility	26.8 - 27.6%	34.0%
Estimated life	0.75 years	0.75 years
Risk-free interest rate	1.1 - 1.2%	0.5 - 0.6%
Weighted-average fair value per share of grants	$21.13	$21.93
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
ESPP assumptions and the related fair value per share table will only be disclosed in the three month period in which there is ESPP activity, such as an ESPP purchase. The Company's ESPP allows for two purchases during the year, one during the second quarter and one during the fourth quarter. The estimated life of the ESPP will be based on the two purchase periods within each offering period.
The estimated forfeiture rate applied is based on historical forfeiture rates. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option pricing model.
During fiscal 2016, the Company granted a performance-based restricted stock unit award to the Chairman of the Board and Chief Executive Officer and during fiscal 2017, the Company granted performance-based restricted stock unit awards to certain executive officers, including the Chairman of the Board and Chief Executive Officer. The performance-based restricted stock unit awards are subject to vesting based on a performance-based condition and a service-based condition. At the end of the three-year service period, based on the Company's share price performance, these performance-based restricted stock units will vest in a percentage of the target number of shares between 0 and 200%, depending on the extent the performance condition is achieved.
Stock activity excluding the ESPP is as follows:

		Options Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2017	16,531,822	30,353,076	$59.88
Increase in shares authorized:
2013 Equity Incentive Plan	37,009,109	0	0.00
2014 Inducement Plan	15,233	0	0.00
Options granted under all plans	(624,256)	624,256	84.36
Restricted stock activity	(1,783,395)	0	0.00
Stock grants to board and advisory board members	(114,550)	0	0.00
Exercised	0	(5,241,224)	41.31
Plan shares expired	(32,469)	0	0.00
Canceled	686,925	(686,925)	71.54
Balance as of July 31, 2017	51,688,419	25,049,183	$64.06	$669,906
Vested or expected to vest		23,264,036	$63.45	$636,380
Exercisable as of July 31, 2017		10,102,024	$56.48	$346,679
The total intrinsic value of the options exercised during the six months ended July 31, 2017 and 2016 was $234.6 million and $124.8 million, respectively. The intrinsic value is the difference between the current market value of the stock and the exercise price of the stock option.
The weighted-average remaining contractual life of vested and expected to vest options is approximately 5 years.

As of July 31, 2017, options to purchase 10,102,024 shares were vested at a weighted average exercise price of $56.48 per share and had a remaining weighted-average contractual life of approximately 4.3 years. The total intrinsic value of these vested options as of July 31, 2017 was $346.7 million.
During the six months ended July 31, 2017, the Company recognized stock-based expense related to its equity plans for employees and non-employee directors of $508.1 million. As of July 31, 2017, the aggregate stock compensation remaining to be amortized to costs and expenses was approximately $2.2 billion. The Company will amortize this stock compensation balance as follows: $487.8 million during the remaining six months of fiscal 2018; $770.7 million during fiscal 2019; $561.3 million during fiscal 2020; $283.8 million during fiscal 2021; $27.1 million during fiscal 2022 and $25.2 million thereafter. The expected amortization reflects only outstanding stock awards as of July 31, 2017 and assumes no forfeiture activity.
The aggregate stock compensation remaining to be amortized to costs and expenses will be recognized over a weighted average period of 1.9 years.
The following table summarizes information about stock options outstanding as of July 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.86 to $52.30	5,359,081	4.5	$35.63	4,089,957	$40.90
$53.60 to $58.86	795,195	4.0	55.57	457,494	55.62
$59.34	5,102,948	4.3	59.34	3,109,676	59.34
$59.37 to $75.01	1,691,499	5.4	69.42	389,487	69.47
$75.57	5,834,266	6.3	75.57	0	0.00
$76.48 to $80.62	590,034	5.9	78.52	114,718	78.96
$80.99 to $89.69	5,676,160	5.5	81.39	1,940,692	81.01
	25,049,183	5.2	$64.06	10,102,024	$56.48
Restricted stock activity is as follows:

	Restricted Stock Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2017	27,453,498	$0.001
Granted - restricted stock units and awards	1,886,779	0.001
Canceled	(1,100,273)	0.001
Vested and converted to shares	(3,930,974)	0.001
Balance as of July 31, 2017	24,309,030	$0.001	$2,207,260
Expected to vest	21,017,129		$1,908,355
The restricted stock, which upon vesting entitles the holder to one share of common stock for each share of restricted stock, has an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and generally vests over four years.
The weighted-average grant date fair value of the restricted stock issued for the six months ended July 31, 2017 and 2016 was $85.96 and $75.86, respectively.

Common Stock
The following number of shares of common stock were reserved and available for future issuance at July 31, 2017:

Options outstanding	25,049,183
Restricted stock awards and units and performance stock units outstanding	24,309,030
Stock available for future grant:
2013 Equity Incentive Plan	51,117,833
2014 Inducement Plan	488,180
Amended and Restated 2004 Employee Stock Purchase Plan	8,629,807
Acquired equity plans	82,406
Convertible Senior Notes	17,308,880
Warrants	17,308,880
144,294,199
11. Income Taxes
Effective Tax Rate
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year to date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. For the six months ended July 31, 2017, the Company reported a tax benefit of $1.0 million on a pretax income of $7.5 million, which resulted in an effective tax rate of negative 14 percent. The Company recorded year-to-date tax provision primarily from profitable jurisdictions outside of the United States; however, due to various discrete tax benefits, including excess tax benefits from stock options and vesting of restricted stocks, the result was a small net tax benefit.
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
Tax Benefits Related to Stock-Based Compensation
The income tax benefit related to stock-based compensation was $138.6 million and $103.8 million for the six months ended July 31, 2017 and 2016, respectively, the majority of which was not recognized as a result of the valuation allowance.
Unrecognized Tax Benefits and Other Considerations
The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. Certain prior year tax returns are currently being examined by various taxing authorities in countries including the United States, France, United Kingdom and Germany. In March 2017, the Company received the final notice of proposed adjustments primarily related to transfer pricing issues from the Internal Revenue Service ("IRS") for fiscal 2011 and fiscal 2012. Accordingly, the Company re-assessed and adjusted its reserves, which resulted in a net immaterial impact to the tax provision due to its valuation allowance. The Company is currently appealing the IRS proposed adjustments. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the tax audits cannot be predicted with certainty, if any issues addressed in the Company's tax audits are resolved in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future. Generally, any adjustments resulting from the U.S. audits should not have a significant impact to the Company's tax provision due to its valuation allowance. In addition, the Company anticipates it is reasonably possible that a decrease of unrecognized tax benefits up to approximately $9.0 million may occur in the next 12 months, as the applicable statutes of limitations lapse.
12. Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the fiscal period. Diluted earnings per share is computed by giving effect to all potential weighted average dilutive common stock, including options, restricted stock units, warrants and the convertible senior notes. The dilutive effect of outstanding awards and convertible securities is reflected in diluted earnings per share by application of the treasury stock method.
A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Numerator:
Net income	$17,736	$229,622	$8,529	$268,381
Denominator:
Weighted-average shares outstanding for basic earnings per share	712,039	681,126	709,157	678,929
Effect of dilutive securities:
Convertible senior notes	4,336	2,977	3,863	1,961
Employee stock awards	13,011	11,865	13,202	10,824
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	729,386	695,968	726,222	691,714
The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Employee stock awards	12,691	7,414	13,256	8,263
Warrants	17,309	17,309	17,309	17,309
13. Commitments
Letters of Credit
As of July 31, 2017, the Company had a total of $86.6 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through December 2030.
Leases
The Company leases facilities space and certain fixed assets under non-cancelable operating and capital leases with various expiration dates.

As of July 31, 2017, the future minimum lease payments under non-cancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases	Financing Obligation -Leased Facility (1)
Fiscal Period:
Remaining six months of Fiscal 2018	$29,450	$273,221	$10,792
Fiscal 2019	115,834	505,431	21,881
Fiscal 2020	201,618	433,161	22,325
Fiscal 2021	75	320,162	22,770
Fiscal 2022	37	276,137	23,214
Thereafter	3	1,402,990	210,713
Total minimum lease payments	347,017	$3,211,102	$311,695
Less: amount representing interest	(23,554)
Present value of capital lease obligations	$323,463
______________
(1) Total Financing Obligation - Leased Facility noted above represents the total obligation on the lease agreement including amounts allocated to interest noted in Note 5 “Property and Equipment.” As of July 31, 2017, $219.3 million of the total $311.7 million above was recorded to Financing obligation leased facility, of which the current portion is included in "Accounts payable, accrued expenses and other liabilities" and the noncurrent portion is included in “Other noncurrent liabilities” on the consolidated balance sheets.
The Company’s agreements for the facilities and certain services provide the Company with the option to renew. The Company’s future contractual obligations would change if the Company exercised these options.
The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Of the total operating lease commitment balance of $3.2 billion, approximately $2.7 billion is related to facilities space. The remaining commitment amount is related to computer equipment and furniture and fixtures.
Other Purchase Commitments
In April 2016, the Company entered into an agreement with a third-party provider for certain infrastructure services for a period of four years. The Company paid $96.0 million in connection with this agreement during the six months ended July 31, 2017. The agreement further provides that the Company will pay an additional $108.0 million in fiscal 2019 and $126.0 million in fiscal 2020.
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
The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. The outcomes of legal proceedings and other contingencies are, however, inherently unpredictable and subject to significant uncertainties. As a result, the Company is not able to reasonably estimate the amount or range of possible losses in excess of any amounts accrued, including losses that could arise as a result of application of non-monetary remedies, with respect to the contingencies it faces, and the Company’s estimates may not prove to be accurate. In management’s opinion, resolution of all current matters is not expected to have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect the Company’s current or future results of operations or cash flows, or both, in a particular quarter.

In September 2013, one of the Company’s subsidiaries, ExactTarget, Inc. (“ExactTarget”), was added as a defendant in a purported class-action lawsuit that alleged that ExactTarget and one of its customers, Simply Fashion Stores, Ltd. (“Simply Fashion”), violated the Telephone Consumer Protection Act (“TCPA”) as a result of Simply Fashion’s text messaging campaigns and alleged failure to opt-out certain Simply Fashion customers from receiving messages. The complaint was subsequently amended to remove Simply Fashion as a defendant and the lawsuit is currently before the United States District Court for the Southern District of Indiana. The complaint seeks statutory damages and injunctive relief. The Company disputes the allegations of wrongdoing and intends to defend itself in this matter.
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
Since the Foundation’s and Salesforce.org’s inception, the Company has provided at no charge certain resources to those entities employees such as office space, furniture, equipment, facilities, services, and other resources. The value of these items was approximately $4.3 million for the six months ended July 31, 2017.
Additionally, the Company allows Salesforce.org to donate subscriptions of the Company’s services to other qualified non-profit organizations. The Company also allows Salesforce.org to resell the Company’s service to non-profit organizations and certain education entities. The Company does not charge Salesforce.org for these subscriptions, therefore revenue from subscriptions provided to non-profit organizations is donated back to the community through charitable grants made by the Foundation and Salesforce.org. The value of the subscriptions sold by Salesforce.org pursuant to the reseller agreement, as amended, was approximately $82.5 million for the six months ended July 31, 2017.

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
Salesforce is also committed to a sustainable, low-carbon future, advancing equality and diversity, and fostering employee success. We try to integrate social good into everything we do. All of these goals align with our long-term growth strategy and financial and operational priorities.
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
We also regularly evaluate acquisitions or investment opportunities in complementary businesses, joint ventures, services and technologies and intellectual property rights in an effort to expand our service offerings. We expect to continue to make such investments and acquisitions in the future and we plan to reinvest a significant portion of our incremental revenue in future periods to grow our business and continue our leadership role in the cloud computing industry. As part of our growth strategy, we are delivering innovative solutions in new categories, including analytics, e-commerce, artificial intelligence, IoT and collaborative productivity tools. We drive innovation organically and to a lesser extent through acquisitions, such as our July 2016 acquisition of Demandware, Inc. (“Demandware”), a digital commerce leader. We have a disciplined and thoughtful acquisition process where we routinely survey the industry landscape across a wide range of companies. As a result of our aggressive growth plans and integration of our previously acquired businesses, we have incurred significant expenses from equity awards and amortization of purchased intangibles, which have reduced our operating income. We remain focused on improving operating margins in fiscal 2018.
Our typical subscription contract term is 12 to 36 months, although terms range from one to 60 months, so during any fiscal reporting period only a subset of active subscription contracts is eligible for renewal. We calculate our attrition rate as of the end of each month. Our current attrition rate calculation does not include the Marketing and Commerce Cloud service offerings. Our attrition rate was between eight and nine percent as of July 31, 2017. While it is difficult to predict, we expect our attrition rate to remain consistent as we continue to expand our enterprise business and invest in customer success and related programs.
We expect marketing and sales costs, which were 46 percent for the six months ended July 31, 2017 and 2016 to continue to represent a substantial portion of total revenues in the future as we seek to grow our customer base, sell more products to existing customers, and continue to build greater brand awareness.
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

Sources of Revenues
We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our enterprise cloud computing services and from customers paying for additional support beyond the standard support that is included in the basic subscription fees; and (2) related professional services such as process mapping, project management, implementation services and other revenue. “Other revenue” consists primarily of training fees. Subscription and support revenues accounted for approximately 92 percent of our total revenues for the six months ended July 31, 2017. Subscription revenues are driven primarily by the number of paying subscribers, varying service types, the price of our service and renewals. We define a “customer” as a separate and distinct buying entity (e.g., a company, a distinct business unit of a large corporation, a partnership, etc.) that has entered into a contract to access our enterprise cloud computing services. We define a “subscription” as a unique user account purchased by a customer for use by its employees or other customer-authorized users, and we refer to each such user as a “subscriber.” The number of paying subscriptions at each of our customers ranges from one to hundreds of thousands. None of our customers accounted for more than five percent of our revenues during the six months ended July 31, 2017 and 2016.
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
In determining whether professional services can be accounted for separately from subscription and support revenues, we consider a number of factors, which are described in Note 1 “Summary of Business and Significant Accounting Policies.”
Revenue by Cloud Service Offering
The information below is provided on a supplemental basis to give additional insight into the revenue performance of our individual core service offerings. All of the cloud offerings that we offer to customers are grouped into four major cloud service offerings. Subscription and support revenues consisted of the following (in millions):

	Three Months Ended July 31,			Six Months Ended July 31,
	2017	2016	Variance- Percent	2017	2016	Variance- Percent
Sales Cloud	$886.4	$754.9	17%	$1,716.0	$1,479.5	16%
Service Cloud	698.5	575.4	21%	1,349.7	1,115.5	21%
Salesforce Platform and Other	466.5	353.4	32%	897.6	679.3	32%
Marketing and Commerce Cloud	317.1	202.4	57%	606.1	387.3	56%
Total	$2,368.5	$1,886.1		$4,569.4	$3,661.6
Subscription and support revenues from the Analytics Cloud, Community Cloud, IoT Cloud, and Salesforce Quip were not significant for the three and six months ended July 31, 2017. Analytics Cloud, IoT Cloud and Salesforce Quip revenue is included with Salesforce Platform and Other in the table above. Community Cloud revenue is included in either Sales Cloud, Service Cloud or Salesforce Platform and Other depending on the primary service offering purchased.
As required under U.S. GAAP, we recorded deferred revenue related to acquired contracts from Demandware at fair value on the date of acquisition. As a result, we did not recognize certain revenues related to these acquired contracts that Demandware would have otherwise recorded as an independent entity. Of the $606.1 million subscription and support revenue for Marketing and Commerce Cloud for the six months ended July 31, 2017, approximately $96.9 million was attributed to our Demandware acquisition. To the extent Demandware contracts are renewed following the acquisition, we will recognize the revenues for the full values of the contracts over the respective contractual periods.
In situations where a customer purchases multiple cloud offerings, such as through an Enterprise License Agreement, we allocate the contract value to each core service offering based on the customer’s estimated product demand plan and the service that was provided at the inception of the contract. We do not update these allocations based on actual product usage during the term of the contract. We have allocated approximately 14 percent of our total subscription and support revenues for the three and six months ended July 31, 2017 and 13 percent of our total subscription and support revenues for the three and six months ended July 31, 2016, based on customers’ estimated product demand plans and these allocated amounts are included in the table above.
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
Seasonal Nature of Deferred Revenue, Accounts Receivable and Operating Cash Flow
Deferred revenue primarily consists of billings to customers for our subscription service. Over 90 percent of the value of our billings to customers is for our subscription and support service. We generally invoice our customers in annual cycles. Approximately 80 percent of the value of all subscription and support related invoices, excluding Demandware related invoices, were issued with annual terms during the three months ended July 31, 2017 and 2016. We typically issue renewal invoices in advance of the renewal service period, and depending on timing, the initial invoice for the subscription and services contract and the subsequent renewal invoice may occur in different quarters. This may result in an increase in deferred revenue and accounts receivable. There is a disproportionate weighting toward annual billings in the fourth quarter, primarily as a result of large enterprise account buying patterns. Our fourth quarter has historically been our strongest quarter for new business and renewals. The year on year compounding effect of this seasonality in both billing patterns and overall new and renewal business causes the value of invoices that we generate in the fourth quarter for both new business and renewals to increase as a proportion of our total annual billings. Accordingly, because of this billing activity, our first quarter is our largest collections and operating cash flow quarter.
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

The sequential quarterly changes in accounts receivable and the related deferred revenue and operating cash flow during the first quarter of our fiscal year are not necessarily indicative of the billing activity that occurs for the following quarters as displayed below (in thousands, except unbilled deferred revenue):

	July 31, 2017	April 30, 2017
Fiscal 2018
Accounts receivable, net	$1,569,322	$1,439,875
Deferred revenue	4,818,634	5,042,652
Operating cash flow (1)	331,269	1,229,584
Unbilled deferred revenue	10.4 bn	9.6 bn

	January 31, 2017	October 31, 2016	July 31, 2016	April 30, 2016
Fiscal 2017
Accounts receivable, net	$3,196,643	$1,281,425	$1,323,114	$1,192,965
Deferred revenue (2)	5,542,802	3,495,133	3,823,561	4,006,914
Operating cash flow (1)	706,146	154,312	250,678	1,051,062
Unbilled deferred revenue	9.0 bn	8.6 bn	8.0 bn	7.6 bn

	January 31, 2016	October 31, 2015	July 31, 2015	April 30, 2015
Fiscal 2016
Accounts receivable, net	$2,496,165	$1,060,726	$1,067,799	$926,381
Deferred revenue (2)	4,291,553	2,846,510	3,034,991	3,056,820
Operating cash flow (1)	470,208	162,514	304,278	735,081
Unbilled deferred revenue	7.1 bn	6.7 bn	6.2 bn	6.0 bn

(1)	Operating cash flow represents net cash provided by operating activities for the three months ended in the periods stated above.

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
During the six months ended July 31, 2017, we recognized stock-based expense related to our equity plans for employees and non-employee directors of $508.1 million. As of July 31, 2017, the aggregate stock compensation remaining to be amortized to costs and expenses was approximately $2.2 billion. We expect this stock compensation balance to be amortized as follows: $487.8 million during the remaining six months of fiscal 2018; $770.7 million during fiscal 2019; $561.3 million during fiscal 2020; $283.8 million during fiscal 2021; $27.1 million during fiscal 2022 and $25.2 million thereafter. The expected amortization reflects only outstanding stock awards as of July 31, 2017 and assumes no forfeiture activity. We expect to continue to issue stock-based awards to our employees in future periods.
Amortization of Purchased Intangibles from Business Combinations and the Purchase of 50 Fremont
Our cost of revenues, operating expenses and other expense include amortization of acquisition-related intangible assets, such as the amortization of the cost associated with an acquired company’s developed technology, trade names and trademarks, customer lists, acquired leases and customer relationships. We expect this expense to fluctuate as we acquire more businesses and intangible assets become fully amortized.
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the six months ended July 31, 2017 as compared to the critical accounting policies and estimates disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 31, 2017.

Results of Operations
Three Months Ended July 31, 2017 and 2016
The following tables set forth selected data for each of the periods indicated (in thousands):

	Three Months Ended July 31,
	2017	As a % of Total Revenues	2016	As a % of Total Revenues
Revenues:
Subscription and support	$2,368,499	92%	$1,886,080	93%
Professional services and other	193,090	8	150,538	7
Total revenues	2,561,589	100	2,036,618	100
Cost of revenues (1)(2):
Subscription and support	493,879	19	376,456	18
Professional services and other	176,788	7	149,123	8
Total cost of revenues	670,667	26	525,579	26
Gross profit	1,890,922	74	1,511,039	74
Operating expenses (1)(2):
Research and development	386,447	15	291,506	14
Marketing and sales	1,170,749	46	934,931	46
General and administrative	282,933	11	252,051	12
Total operating expenses	1,840,129	72	1,478,488	72
Income from operations	50,793	2	32,551	2
Investment income	8,754	0	11,916	0
Interest expense	(21,629)	(1)	(20,708)	(1)
Other income (expense) (1)	(7,465)	0	524	0
Gains from acquisitions of strategic investments	0	0	0	0
Income before benefit from (provision for) income taxes	30,453	1	24,283	1
Benefit from (provision for) income taxes	(12,717)	0	205,339	10
Net income	$17,736	1%	$229,622	11%
(1) Amounts related to amortization of purchased intangibles from business combinations, as follows (in thousands):

	Three Months Ended July 31,
	2017	As a % of Total Revenues	2016	As a % of Total Revenues
Cost of revenues	$43,483	2%	$25,544	1%
Marketing and sales	30,563	1	23,151	1
Other non-operating expense	376	0	642	0
(2) Amounts related to stock-based expenses, as follows (in thousands):

	Three Months Ended July 31,
	2017	As a % of Total Revenues	2016	As a % of Total Revenues
Cost of revenues	$32,202	1%	$23,495	1%
Research and development	66,644	3	38,624	2
Marketing and sales	120,550	5	86,323	4
General and administrative	37,089	1	33,868	2

Revenues.

	Three Months Ended July 31,		Variance
(in thousands)	2017	2016	Dollars	Percent
Subscription and support	$2,368,499	$1,886,080	$482,419	26%
Professional services and other	193,090	150,538	42,552	28%
Total revenues	$2,561,589	$2,036,618	$524,971	26%
Total revenues were $2.6 billion for the three months ended July 31, 2017, compared to $2.0 billion during the same period a year ago, an increase of $525.0 million, or 26 percent. Subscription and support revenues were $2.4 billion, or 92 percent of total revenues, for the three months ended July 31, 2017, compared to $1.9 billion, or 93 percent of total revenues, during the same period a year ago, an increase of $0.5 billion, or 26 percent. The increase in subscription and support revenues was primarily caused by volume-driven increases from new business, which includes new customers, upgrades and additional subscriptions from existing customers. Our acquisition of Demandware in July 2016 contributed $51.1 million to the three months ended July 31, 2017. We continue to invest in a variety of customer programs and initiatives which, along with increasing enterprise adoption, have helped keep our attrition rate consistent as compared to the prior year. Consistent attrition rates play a role in our ability to maintain growth in our subscription and support revenues. Changes in the net price per user per month have not been a significant driver of revenue growth for the periods presented. Professional services and other revenues were $193.1 million, or eight percent of total revenues, for the three months ended July 31, 2017, compared to $150.5 million, or seven percent of total revenues, for the same period a year ago, an increase of $42.6 million, or 28 percent. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers.
Revenues by geography were as follows (in thousands):

	Three Months Ended July 31,
	2017	As a % of Total Revenues	2016	As a % of Total Revenues
Americas	$1,854,169	72%	$1,495,201	73%
Europe	464,371	18	347,320	17
Asia Pacific	243,049	10	194,097	10
	$2,561,589	100%	$2,036,618	100%
Revenues by geography are determined based on the region of the Salesforce contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 96 percent and 96 percent during the three months ended July 31, 2017 and 2016, respectively.
Revenues in Europe and Asia Pacific accounted for $707.4 million, or 28 percent of total revenues, for the three months ended July 31, 2017, compared to $541.4 million, or 27 percent of total revenues, during the same period a year ago, an increase of $166.0 million, or 31 percent. The increase in revenues outside of the Americas was the result of the increasing acceptance of our services, our focus on marketing our services internationally and additional resources. Revenues outside of the Americas increased on a total dollar basis in the three months ended July 31, 2017 by $6.5 million compared to the same period a year ago as a result of the weakening U.S. dollar.
Cost of Revenues.

	Three Months Ended July 31,		Variance
(in thousands)	2017	2016	Dollars
Subscription and support	$493,879	$376,456	$117,423
Professional services and other	176,788	149,123	27,665
Total cost of revenues	$670,667	$525,579	$145,088
Percent of total revenues	26%	26%
Cost of revenues was $670.7 million, or 26 percent of total revenues, for the three months ended July 31, 2017, compared to $525.6 million, or 26 percent of total revenues, during the same period a year ago, an increase of $145.1 million. The increase in absolute dollars was primarily due to an increase of $44.9 million in employee-related costs, an increase of $8.7 million in stock-based expenses, an increase of $51.9 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of amortization of purchased intangible assets of $17.9 million and an increase of $7.5 million in allocated overhead. We have increased our headcount by 14 percent since July 31, 2016 to meet the higher demand for services from our customers and as a result of our fiscal 2017 acquisitions. We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity. We also plan to add additional employees in our professional services group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues in future periods.
The cost of professional services and other revenues was $176.8 million during the three months ended July 31, 2017 resulting in positive gross margins of $16.3 million. The cost of professional services and other revenues was $149.1 million during the three months ended July 31, 2016 resulting in positive gross margins of $1.4 million. We expect the cost of professional services to be approximately in line with revenues from professional services in future fiscal quarters. We believe that this investment in professional services facilitates the adoption of our service offerings.
Operating Expenses.

	Three Months Ended July 31,		Variance
(in thousands)	2017	2016	Dollars
Research and development	$386,447	$291,506	$94,941
Marketing and sales	1,170,749	934,931	235,818
General and administrative	282,933	252,051	30,882
Total operating expenses	$1,840,129	$1,478,488	$361,641
Percent of total revenues	72%	72%
Research and development expenses were $386.4 million, or 15 percent of total revenues, for the three months ended July 31, 2017, compared to $291.5 million, or 14 percent of total revenues, during the same period a year ago, an increase of $94.9 million. The increase in absolute dollars was primarily due to an increase of approximately $53.1 million in employee-related costs, an increase of $28.0 million in stock-based expenses, an increase in our development and test data center costs and allocated overhead. We increased our research and development headcount by 14 percent since July 31, 2016 in order to improve and extend our service offerings, develop new technologies and integrate previously acquired companies, including our fiscal 2017 acquisitions. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to invest in additional employees and technology to support the development of new, and improve existing, technologies and the integration of acquired technologies.
Marketing and sales expenses were $1.2 billion, or 46 percent of total revenues, for the three months ended July 31, 2017, compared to $934.9 million, or 46 percent of total revenues, during the same period a year ago, an increase of $235.8 million. The increase was primarily due to an increase of $161.1 million in employee-related costs and amortization of deferred commissions, an increase of $34.2 million in stock-based expenses, an increase in amortization of purchased intangible assets of $7.4 million, an increase of $15.6 million in advertising expenses and allocated overhead. Our marketing and sales headcount increased by 19 percent since July 31, 2016. The increase in headcount was primarily attributable to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.
General and administrative expenses were $282.9 million, or 11 percent of total revenues, for the three months ended July 31, 2017, compared to $252.1 million, or 12 percent of total revenues, during the same period a year ago, an increase of $30.9 million. The increase was primarily due to an increase in employee-related costs. Our general and administrative headcount increased by 16 percent since July 31, 2016 as we added personnel to support our growth.
Other income and expense.

	Three Months Ended July 31,		Variance
(in thousands)	2017	2016	Dollars
Investment income	$8,754	$11,916	$(3,162)
Interest expense	(21,629)	(20,708)	(921)
Other income (expense)	(7,465)	524	(7,989)
Investment income consists of income on our cash and marketable securities balances. Investment income was $8.8 million for the three months ended July 31, 2017 compared to $11.9 million during the same period a year ago. The decrease was due to greater realized gains resulting from the sales of marketable securities in the three months ended July 31, 2016.

Interest expense consists of interest on our convertible senior notes, capital leases, financing obligation related to 350 Mission, the loan assumed on 50 Fremont, revolving credit facility and the $500.0 million term loan that was entered into in connection with our acquisition of Demandware. Interest expense was $21.6 million for the three months ended July 31, 2017 compared to $20.7 million during the same period a year ago.
Other income (expense) primarily consists of non-operating transactions such as strategic investments fair market value adjustments, gains and losses from foreign exchange rate fluctuations and real estate transactions.
Benefit from (provision for) income taxes.

	Three Months Ended July 31,		Variance
(in thousands)	2017	2016	Dollars
Benefit from (provision for) income taxes	$(12,717)	$205,339	$(218,056)
Effective tax rate	42%	(846)%
We recognized a tax provision of $12.7 million on a pretax income of $30.5 million for the three months ended July 31, 2017. The tax provision recorded was primarily related to income taxes in profitable jurisdictions outside of the United States.
We recorded a tax benefit of $205.3 million with a pretax income of $24.3 million for the three months ended July 31, 2016. The most significant component of this tax amount was the discrete tax benefit of $265.7 million from a partial release of the valuation allowance in connection with the acquisition of Demandware. The net deferred tax liability from the acquisition of Demandware provided a source of additional income to support the realizability of our pre-existing deferred tax assets and, as a result, we released a portion of our valuation allowance. The tax benefit associated with the release of the valuation allowance was partially offset by income taxes in profitable jurisdictions outside of the United States.

Six Months Ended July 31, 2017 and 2016
The following tables set forth selected data for each of the periods indicated (in thousands):

	Six Months Ended July 31,
	2017	As a % of Total Revenues	2016	As a % of Total Revenues
Revenues:
Subscription and support	$4,569,407	92%	$3,661,573	93%
Professional services and other	379,761	8	291,648	7
Total revenues	4,949,168	100	3,953,221	100
Cost of revenues (1)(2):
Subscription and support	956,800	19	727,557	18
Professional services and other	364,422	8	295,003	8
Total cost of revenues	1,321,222	27	1,022,560	26
Gross profit	3,627,946	73	2,930,661	74
Operating expenses (1)(2):
Research and development	762,528	15	552,476	14
Marketing and sales	2,280,253	46	1,830,791	46
General and administrative	543,254	11	462,857	12
Total operating expenses	3,586,035	72	2,846,124	72
Income from operations	41,911	1	84,537	2
Investment income	14,020	0	20,038	1
Interest expense	(43,825)	(1)	(42,719)	(1)
Other income (expense) (1)	(4,616)	0	(13,282)	0
Gains from acquisitions of strategic investments	0	0	12,864	0
Income before benefit from income taxes	7,490	0	61,438	2
Benefit from income taxes	1,039	0	206,943	5
Net income	$8,529	0%	$268,381	7%
(1) Amounts related to amortization of purchased intangibles from business combinations, as follows (in thousands):

	Six Months Ended July 31,
	2017	As a % of Total Revenues	2016	As a % of Total Revenues
Cost of revenues	$87,069	2%	$47,759	1%
Marketing and sales	61,207	1%	38,537	1
Other non-operating expense	751	0	1,348	0
(2) Amounts related to stock-based expenses, as follows (in thousands):

	Six Months Ended July 31,
	2017	As a % of Total Revenues	2016	As a % of Total Revenues
Cost of revenues	$63,712	1%	$50,129	1%
Research and development	130,559	3	73,792	2
Marketing and sales	239,546	5	181,797	5
General and administrative	74,237	1	65,511	1

Revenues.

	Six Months Ended July 31,		Variance
(in thousands)	2017	2016	Dollars	Percent
Subscription and support	$4,569,407	$3,661,573	$907,834	25%
Professional services and other	379,761	291,648	88,113	30%
Total revenues	$4,949,168	$3,953,221	$995,947	25%
Total revenues were $4.9 billion for the six months ended July 31, 2017, compared to $4.0 billion during the same period a year ago, an increase of $1.0 billion, or 25 percent. Subscription and support revenues were $4.6 billion, or 92 percent of total revenues, for the six months ended July 31, 2017, compared to $3.7 billion, or 93 percent of total revenues, during the same period a year ago, an increase of $0.9 billion, or 25 percent. The increase in subscription and support revenues was primarily caused by volume-driven increases from new business, which includes new customers, upgrades and additional subscriptions from existing customers. Our acquisition of Demandware in July 2016 contributed $96.9 million to the six months ended July 31, 2017. This was offset by a reduction in subscription revenues of approximately $20.0 million as a result of one less day in the six months ended July 31, 2017 compared to the six months ended July 31, 2016. We continue to invest in a variety of customer programs and initiatives which, along with increasing enterprise adoption, have helped keep our attrition rate consistent as compared to the prior year. Consistent attrition rates play a role in our ability to maintain growth in our subscription and support revenues. Changes in the net price per user per month have not been a significant driver of revenue growth for the periods presented. Professional services and other revenues were $379.8 million, or eight percent of total revenues, for the six months ended July 31, 2017, compared to $291.6 million, or seven percent of total revenues, for the same period a year ago, an increase of $88.1 million, or 30 percent. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers.
Revenues by geography were as follows (in thousands):

	Six Months Ended July 31,
	2017	As a % of Total Revenues	2016	As a % of Total Revenues
Americas	$3,609,527	73%	$2,908,430	74%
Europe	873,986	18	675,174	17
Asia Pacific	465,655	9	369,617	9
	$4,949,168	100%	$3,953,221	100%
Revenues by geography are determined based on the region of the salesforce contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 96 percent and 96 percent during the six months ended July 31, 2017 and 2016, respectively.
Revenues in Europe and Asia Pacific accounted for $1.3 billion, or 27 percent of total revenues, for the six months ended July 31, 2017, compared to $1.0 billion, or 26 percent of total revenues, during the same period a year ago, an increase of $294.9 million, or 28 percent. The increase in revenues outside of the Americas was the result of the increasing acceptance of our services, our focus on marketing our services internationally and additional resources. The impact of foreign exchange rates did not significantly impact revenues in the six months ended July 31, 2017 compared to the same period a year ago.

Cost of Revenues.

	Six Months Ended July 31,		Variance
(in thousands)	2017	2016	Dollars
Subscription and support	$956,800	$727,557	$229,243
Professional services and other	364,422	295,003	69,419
Total cost of revenues	$1,321,222	$1,022,560	$298,662
Percent of total revenues	27%	26%
Cost of revenues was $1.3 billion, or 27 percent of total revenues, for the six months ended July 31, 2017, compared to $1.0 billion, or 26 percent of total revenues, during the same period a year ago, an increase of $298.7 million. The increase in absolute dollars was primarily due to an increase of $107.4 million in employee-related costs, an increase of $13.6 million in stock-based expenses, an increase of $90.0 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of amortization of purchased intangible assets of $39.3 million and an increase of $18.2 million in allocated overhead. We have increased our headcount by 14 percent since July 31, 2016 to meet the higher demand for services from our customers and as a result of our fiscal 2017 acquisitions. We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity. We also plan to add additional employees in our professional services group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues in future periods.
The cost of professional services and other revenues was $364.4 million during the six months ended July 31, 2017 resulting in positive gross margin of $15.3 million. The cost of professional services and other revenues was $295.0 million during the six months ended July 31, 2016 resulting in negative gross margins of $3.4 million.We expect the cost of professional services to be approximately in line with revenues from professional services in future fiscal quarters. We believe that this investment in professional services facilitates the adoption of our service offerings.
Operating Expenses.

	Six Months Ended July 31,		Variance
(in thousands)	2017	2016	Dollars
Research and development	$762,528	$552,476	$210,052
Marketing and sales	2,280,253	1,830,791	449,462
General and administrative	543,254	462,857	80,397
Total operating expenses	$3,586,035	$2,846,124	$739,911
Percent of total revenues	72%	72%
Research and development expenses were $762.5 million, or 15 percent of total revenues, for the six months ended July 31, 2017, compared to $552.5 million, or 14 percent of total revenues, during the same period a year ago, an increase of $210.1 million. The increase in absolute dollars was primarily due to an increase of approximately $116.8 million in employee-related costs, an increase of $56.8 million in stock-based expenses, an increase in our development and test data center costs and allocated overhead. We increased our research and development headcount by 14 percent since July 31, 2016 in order to improve and extend our service offerings, develop new technologies and integrate previously acquired companies, including our fiscal 2017 acquisitions. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to invest in additional employees and technology to support the development of new, and improve existing, technologies and the integration of acquired technologies.
Marketing and sales expenses were $2.3 billion, or 46 percent of total revenues, for the six months ended July 31, 2017, compared to $1.8 billion, or 46 percent of total revenues, during the same period a year ago, an increase of $449.5 million. The change was primarily due to an increase of $310.3 million in employee-related costs and amortization of deferred commissions, an increase of $57.7 million in stock-based expenses, an increase in amortization of purchased intangible assets of $22.7 million, an increase of $22.8 million in advertising expenses and allocated overhead. Our marketing and sales headcount increased by 19 percent since July 31, 2016. The increase in headcount was primarily attributable to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.
General and administrative expenses were $543.3 million, or 11 percent of total revenues, for the six months ended July 31, 2017, compared to $462.9 million, or 12 percent of total revenues, during the same period a year ago, an increase of $80.4 million. The increase was primarily due to an increase in employee-related costs. Our general and administrative headcount increased by 16 percent since July 31, 2016 as we added personnel to support our growth.
Other income and expense.

	Six Months Ended July 31,		Variance
(in thousands)	2017	2016	Dollars
Investment income	$14,020	$20,038	$(6,018)
Interest expense	(43,825)	(42,719)	(1,106)
Other income (expense)	(4,616)	(13,282)	8,666
Gains from acquisitions of strategic investments	0	12,864	(12,864)
Investment income consists of income on our cash and marketable securities balances. Investment income was $14.0 million for the six months ended July 31, 2017 and was $20.0 million during the same period a year ago. The decrease was due to lower realized gains from the sales of marketable securities.
Interest expense consists of interest on our convertible senior notes, capital leases, financing obligation related to 350 Mission, the loan assumed on 50 Fremont, revolving credit facility and the $500.0 million term loan that was entered into in connection with our acquisition of Demandware. Interest expense was $43.8 million for the six months ended July 31, 2017 and was $42.7 million during the same period a year ago.
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
Benefit from income taxes.

	Six Months Ended July 31,		Variance
(in thousands)	2017	2016	Dollars
Benefit from income taxes	$1,039	$206,943	$(205,904)
Effective tax rate	(14)%	(337)%
We recognized a tax benefit of $1.0 million on a pretax income of $7.5 million for the six months ended July 31, 2017. We recorded year-to-date tax provision primarily from profitable jurisdictions outside of the United States; however, due to various discrete tax benefits including excess tax benefits from stock options and vesting of restricted stocks, the result was a small net tax benefit.
We recorded a tax benefit of $206.9 million with a pretax income of $61.4 million for the six months ended July 31, 2016. The most significant component of this tax amount was the discrete tax benefit of $265.7 million from a partial release of the valuation allowance in connection with the acquisition of Demandware. The net deferred tax liability from the acquisition of Demandware provided a source of additional income to support the realizability of our preexisting deferred tax assets and, as a result, we released a portion of our tax valuation allowance. The tax benefit associated with the release of the valuation allowance was partially offset by income taxes in profitable jurisdictions outside of the United States.
Liquidity and Capital Resources
At July 31, 2017, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $3.5 billion and accounts receivable of $1.6 billion. Our cash, cash equivalents and marketable securities are comprised primarily of corporate notes and obligations, U.S. treasury securities, asset backed securities, foreign government obligations, mortgage backed obligations, time deposits, money market mutual funds and municipal securities.
Net cash provided by operating activities was $1.6 billion during the six months ended July 31, 2017 and $1.3 billion during the same period a year ago. Cash provided by operating activities has historically been affected by the amount of net income adjusted for non-cash expense items such as depreciation and amortization; amortization of purchased intangibles from business combinations; amortization of debt discount; the expense associated with stock-based awards; gains from acquisitions of strategic investments; the timing of employee related costs including commissions and bonus payments; the timing of payments against accounts payable, accrued expenses and other current liabilities; the timing of collections from our customers, which is our largest source of operating cash flows; the timing of business combination activity and the related integration and transaction costs; and changes in working capital accounts.
Our working capital accounts consist of accounts receivable, deferred commissions, prepaid assets and other current assets. Claims against working capital include accounts payable, accrued expenses, deferred revenue, and other current liabilities and payments related to our debt obligations. Our working capital may be impacted by factors in future periods such as billings to customers for subscriptions and support services and the subsequent collection of those billings, certain amounts and timing of which are seasonal. Our working capital in some quarters may be impacted by adverse foreign currency exchange rate movements and this impact may increase as our working capital balances increase in our foreign subsidiaries. Our billings are also influenced by new business linearity within the quarters and across quarters.
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
Net cash used in investing activities was $1.3 billion during the six months ended July 31, 2017 and $2.0 billion during the same period a year ago. The net cash used in investing activities during the six months ended July 31, 2017 primarily related to purchases of marketable securities of approximately $1.2 billion, new office build outs and strategic and capital investments which were offset by the cash inflows for the period from the sales of marketable securities of $243.5 million.
Net cash provided by financing activities was $67.6 million during the six months ended July 31, 2017 as compared to $655.8 million during the same period a year ago. Net cash provided by financing activities during the six months ended July 31, 2017 consisted primarily of $342.8 million from proceeds from equity plans offset by $200.0 million repayment of the revolving credit facility and $75.2 million of principal payments on capital lease obligations.
In March 2013, we issued at par value $1.15 billion of 0.25% convertible senior notes (“0.25% Senior Notes”), due April 1, 2018, unless earlier purchased by us or converted. The Notes will be convertible if during any 20 trading days during the 30 consecutive trading days of any fiscal quarter, our common stock trades at a price exceeding 130% of the conversion price of $66.44 per share applicable to the Notes. The Notes are classified as a current liability on our consolidated balance sheet as of July 31, 2017 as they are due within one year. For the 20 trading days during the 30 consecutive trading days ended July 31, 2017, our common stock traded at a price exceeding 130% of the conversion price of $66.44 per share applicable to the 0.25% Senior Notes. Accordingly, the 0.25% Senior Notes will be convertible at the holders’ option for the quarter ending October 31, 2017. As of July 31, 2017 the remaining principal balance of the 0.25% Senior Notes outstanding is $1.15 billion.
In July 2016, we entered into a credit agreement (“Revolving Loan Credit Agreement”), which provides for a $1.0 billion unsecured revolving credit facility (“Credit Facility”) that matures in July 2021. We may use any future borrowings under the Credit Facility for refinancing other indebtedness, working capital, capital expenditures and other general corporate purposes, including permitted acquisitions. We may borrow amounts under the Credit Facility at any time during the term of the Revolving Loan Credit Agreement. As of July 31, 2017, we had no outstanding borrowings under the Credit Facility.
The Revolving Loan Credit Agreement contains certain customary affirmative and negative covenants, including a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, a limit on our ability to incur additional indebtedness, dispose of assets, make certain acquisition transactions, pay dividends or distributions, and certain other restrictions on our activities each defined specifically in the Revolving Loan Credit Agreement. We were in compliance with the Revolving Loan Credit Agreement’s covenants as of July 31, 2017.

In July 2016, in order to partially finance the acquisition of Demandware, we entered into a $500.0 million term loan (“Term Loan”) which matures in July 2019. As of July 31, 2017, the noncurrent outstanding principal portion of the Term Loan was $500.0 million.

As of July 31, 2017, we have a total of $86.6 million in letters of credit outstanding in favor of certain landlords for office space. To date, no amounts have been drawn against the letters of credit, which renew annually and expire at various dates through December 2030.
We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.
Our principal commitments consist of obligations under leases for office space, co-location data center facilities and our development and test data center, as well as leases for computer equipment, software, furniture and fixtures. At July 31, 2017, the future non-cancelable minimum payments under these commitments were as follows (in thousands):

	Capital Leases	Operating Leases	Financing Obligation - Leased Facility
Fiscal Period:
Remaining six months of Fiscal 2018	$29,450	$273,221	$10,792
Fiscal 2019	115,834	505,431	21,881
Fiscal 2020	201,618	433,161	22,325
Fiscal 2021	75	320,162	22,770
Fiscal 2022	37	276,137	23,214
Thereafter	3	1,402,990	210,713
Total minimum lease payments	347,017	$3,211,102	$311,695
Less: amount representing interest	(23,554)
Present value of capital lease obligations	$323,463

The majority of our operating lease agreements provide us with the option to renew. Our future operating lease obligations would change if we exercised these options and if we entered into additional operating lease agreements as we expand our operations.
The financing obligation above represents the total obligation for our lease of approximately 445,000 rentable square feet of office space at 350 Mission St. ("350 Mission") in San Francisco, California. As of July 31, 2017, $219.3 million of the total obligation noted above was recorded to Financing obligation - leased facility, of which the current portion is included in “Accounts payable, accrued expenses and other liabilities” and the noncurrent portion is included in “Other noncurrent liabilities” on the consolidated balance sheets.
In April 2016, we entered into an agreement with a third-party provider for certain infrastructure services for a period of four years.  We paid $96.0 million in connection with this agreement during the six months ended July 31, 2017. The agreement further provides that we will pay an additional $108.0 million in fiscal 2019 and $126.0 million in fiscal 2020.
In July 2017, we entered into an agreement with a third-party to obtain the exclusive naming rights for the project formerly known as the Transbay Transit Terminal in San Francisco for a period of 25 years. We paid a non-refundable fee of $1.0 million upon execution of the agreement and we are obligated to pay approximately $4.4 million each year over the life of the agreement. The agreement may be terminated by us without cause upon satisfaction of certain conditions.
During the remaining six months of fiscal 2018 and in future fiscal years, we expect to continue to make additional investments in our infrastructure to scale our operations and increase productivity. We plan to upgrade or replace various internal systems to scale with the overall growth of the Company. Additionally, we expect capital expenditures to be higher in absolute dollars and remain consistent as a percentage of total revenues in future periods as a result of continued office build-outs, other leasehold improvements and data center investments.
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
We believe our existing cash, cash equivalents, marketable securities, cash provided by operating activities and, if necessary, our borrowing capacity under our Credit Facility will be sufficient to meet our working capital, capital expenditure and debt repayment needs over the next 12 months.

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
Foreign Currency Translation Risk
Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. As the USD fluctuated against certain international currencies over the past several months, the amounts of revenue and deferred revenue that we reported in USD for foreign subsidiaries that transact in international currencies were slightly higher relative to what we would have reported using a constant currency rate.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $3.5 billion at July 31, 2017. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least BBB or better. The cash, cash equivalents and marketable securities are held for general corporate purposes including possible acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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

An immediate increase or decrease in interest rates of 100-basis points at July 31, 2017 could result in a $29.8 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.
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
The Notes have a fixed annual interest rate of 0.25% and therefore, we do not have economic interest rate exposure on the Notes. However, the value of the Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our Notes is affected by our stock price. The principal balance of our Notes was $1.15 billion as of July 31, 2017. The total estimated fair value of our Notes at July 31, 2017 was $1.6 billion. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the second quarter of fiscal 2018, which was $90.80.
In July 2016, we amended our credit agreement (“Revolving Loan Credit Agreement”) to provide for a $1.0 billion unsecured revolving credit facility (“Credit Facility”) that matures in July 2021.
The Borrowings under the Credit Facility bear interest, at our option, at a base rate plus a spread of 0.00% to 0.75% or an adjusted LIBOR rate plus a spread of 1.00% to 1.75%, in each case with such spread being determined based on our consolidated leverage ratio for the preceding four fiscal quarter period. Regardless of what amounts, if any, are outstanding under the revolving credit facility, we are also obligated to pay an ongoing commitment fee on undrawn amounts at a rate of 0.125% to 0.25%, with such rate being based on our consolidated leverage ratio for the preceding four fiscal quarter period, payable in arrears quarterly. As of July 31, 2017 there was no outstanding borrowing amount under the Credit Facility.
In February 2015, we assumed a $200.0 million loan with the acquisition of 50 Fremont (“Loan”). The Loan bears an interest rate of 3.75% per annum and is due in June 2023. For the remainder of fiscal 2018, the Loan requires interest only payments. Beginning in fiscal 2019, principal and interest payments are required, with the remaining principal due at maturity. The Loan can be prepaid at any time subject to a yield maintenance fee. The agreement governing the Loan contains certain customary affirmative and negative covenants that we were in compliance with as of July 31, 2017.
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
By entering into the Term Loan, we have assumed risks associated with variable interest rates based upon a variable base rate or LIBOR. The weighted average interest rate on the Term Loan was 2.1% as of July 31, 2017. Changes in the overall level of interest rates affect the interest expense that we recognize in our statements of operations.
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

We have an investment portfolio that includes strategic investments in public and privately held companies, which range from early-stage companies to more mature companies with established revenue streams and business models. Our portfolio consists of investments in over 190 privately held companies and four public companies, primarily comprised of independent software vendors and system integrators. Our investments in these companies range from $0.2 million to over $90.0 million, with 15 investments individually equal to or in excess of approximately $10.0 million.
We invest in early-to-late stage enterprise cloud companies for strategic reasons and to support key business initiatives to grow our ecosystem of partners and accelerate the adoption of cloud technologies. We invest in both domestic and international companies and currently hold investments in all of our regions: the Americas, Europe, and Asia Pacific. We plan to continue to invest in these types of strategic investments, including in companies representing targeted geographies and targeted business and technological initiatives, as opportunities arise that we find attractive
The primary purpose of our investments is to create an ecosystem of enterprise cloud companies and accelerate the growth of technology startups and system integrators. Therefore, we continually evaluate our investments in publicly traded companies, post public offering, for exit strategies. Our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering. Currently, one of our publicly held investments is subject to such a contractual obligation, which expires in the third quarter of fiscal 2018.
Our strategic investments in privately held companies are primarily in preferred stock of the respective investees and therefore provide us with liquidation preferences in the event there are certain liquidation events. When our ownership interests are less than 20 percent and we do not have the ability to exert significant influence, we account for investments in non-marketable debt and equity securities of the privately held companies using the cost method of accounting. Otherwise, we account for the investments using the equity method of accounting.
As of July 31, 2017 and January 31, 2017 the carrying value of our investments in privately held companies was $538.5 million and $526.0 million, respectively. The estimated fair value of our investments in privately held companies was $762.1 million and $758.3 million as of July 31, 2017 and January 31, 2017, respectively. The financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation to the cost of our initial investment. If we determine that any of our investments in such companies have experienced a decline in fair value, we may be required to record an impairment that is other-than-temporary, which could be material. We have in the past recorded other than temporary impairments or written off the full value of specific investments. Similar situations could occur in the future and negatively impact our financial results. All of our investments are subject to a risk of partial or total loss of investment capital.

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
In the ordinary course of business, we are or may be involved in various legal or regulatory proceedings, claims, or purported class actions related to alleged infringement of third-party patents and other intellectual property rights, or alleged violation of commercial, corporate and securities, labor and employment, wage and hour, or other laws or regulations. We have been, and may in the future be put on notice and/or sued by third parties for alleged infringement of their proprietary rights, including patent infringement.
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
We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. The outcomes of our legal proceedings and other contingencies are, however, inherently unpredictable and subject to significant uncertainties. As a result, we may not be able to reasonably estimate the amount or range of possible losses in excess of any amounts accrued, including losses that could arise as a result of application of non-monetary remedies, with respect to any contingencies, and our estimates may not prove to be accurate.
In our opinion, resolution of all current matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or financial position. However, depending on the nature and timing of a given dispute or other contingency, an unfavorable resolution could materially affect our current or future results of operations or cash flows, or both, in a particular quarter.
See also Note 14, “Legal Proceedings and Claims” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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
Because our services are complex and incorporate a variety of hardware, proprietary software and third-party software, our services may have errors or defects that could result in unanticipated downtime for our subscribers and harm to our reputation and our business. Cloud services frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in, and experienced disruptions to, our services and new defects or disruptions may occur in the future. In addition, our customers may use our services in unanticipated ways that may cause a disruption in services for other customers attempting to access their data. As we acquire companies, we may encounter difficulty in incorporating the acquired technologies into our services and in augmenting the technologies to meet the quality standards that are consistent with our brand and reputation. Since our customers use our services for important aspects of their business, any errors, defects, disruptions in service or other performance problems could hurt our reputation and may damage our customers’ businesses. As a result, customers could elect to not renew our services or delay or withhold payment to us. We could also lose future sales or customers may make warranty or other claims against us, which could result in an increase in our allowance for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation.
Interruptions or delays in services from third-parties, including data center hosting facilities, cloud computing platform providers or other hardware and software vendors could impair the delivery of our services and harm our business.
We currently serve our customers from third-party data center hosting facilities and cloud computing platform providers located in the United States and other countries. We also rely on computer hardware purchased or leased from, software licensed from, and cloud computing platforms provided by, third parties in order to offer our services, including database software, hardware and data from a variety of vendors. Any damage to, or failure of our systems generally, including the systems of our third-party platform providers, could result in interruptions in our services. We have from time to time experienced interruptions in our services and such interruptions may occur in the future. Interruptions in our services may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our attrition rates and our ability to attract new customers, all of which would reduce our revenue. Our business would also be harmed if our customers and potential customers believe our services are unreliable.
We use a range of disaster recovery and business continuity arrangements. For many of our offerings, our production environment and customers’ data are replicated in near real-time in a separate facility located elsewhere. Certain offerings, including some offerings of companies added through acquisitions, may be served through alternate facilities or arrangements. We do not control the operation of any of these facilities, and they may be vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct, as well as local administrative actions, changes to legal or permitting requirements and litigation to stop, limit or delay operation. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our services.
These hardware, software, data and cloud computing platforms may not continue to be available at reasonable prices, on commercially reasonable terms or at all. Any loss of the right to use any of these hardware, software or cloud computing platforms could significantly increase our expenses and otherwise result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained through purchase or license and integrated into our services.
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
Further, in some cases, industry-specific laws, regulations or interpretive positions may also apply directly to us as a service provider. The interpretation of many of these statutes, regulations, and rulings is evolving in the courts and administrative agencies and an inability to comply may have an adverse impact on our business and results. Any failure or perceived failure by us to comply with such requirements could have an adverse impact on our business. For example, there are various statutes, regulations, and rulings relevant to the direct email marketing and text-messaging industries, including the Telephone Consumer Protection Act (TCPA) and related Federal Communication Commission (FCC) orders, which impose significant restrictions on the ability to utilize telephone calls and text messages to mobile telephone numbers as a means of communication, when the prior consent of the person being contacted has not been obtained. We are, and may in the future be, subject to one or more class-action lawsuits, as well as individual lawsuits, containing allegations that one of our businesses or customers violated the TCPA. A determination that we or our customers violated the TCPA or other communications-based statutes could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business.
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
We conduct our business in the following regions: the Americas, Europe, and Asia Pacific. The expanding global scope of our business exposes us to risk of fluctuations in foreign currency markets. This exposure is the result of selling in multiple currencies, growth in our international investments, including data center expansion, additional headcount in foreign locations, and operating in countries where the functional currency is the local currency. Specifically, our results of operations and cash flows are subject to fluctuations primarily in British Pound Sterling, Euro, Japanese Yen, Canadian Dollar and Australian Dollar against the U.S. Dollar. These exposures may change over time as business practices evolve and economic conditions change. The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Such volatility, even when it increases our revenues or decreases our expenses, impacts our ability to accurately predict our future results and earnings. Although we attempt to mitigate some of this volatility and related risks through foreign currency hedging, our hedging activities are limited and may not effectively offset the adverse financial impacts that may result from unfavorable movements in foreign currency exchange rates, which could adversely affect our financial condition or results of operations. Additionally, recent events, including the United Kingdom’s 2016 vote in favor of exiting the European Union, or “Brexit,” and similar geopolitical developments and uncertainty in the European Union and elsewhere could amplify the volatility of currency fluctuations and related risks for our business.
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
Our success will depend in part upon the ability of our senior management to manage our projected growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed. To manage the expected domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls, our reporting systems and procedures, and our utilization of real estate. If we fail to successfully scale our operations and increase productivity, we may be unable to execute our business plan.
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
The outcome of any claims or litigation, regardless of the merits, is inherently uncertain. Any claims and lawsuits, and the disposition of such claims and lawsuits, whether through settlement or licensing discussions, or litigation, could be time-

consuming and expensive to resolve, divert management attention from executing our business plan, result in efforts to enjoin our activities, lead to attempts on the part of other parties to pursue similar claims and, in the case of intellectual property claims, require us to change our technology, change our business practices, pay monetary damages or enter into short- or long-term royalty or licensing agreements.
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
If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology, and our business may be harmed. In addition, defending our intellectual property rights may entail significant expense. Any of our patents, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. While we have many U.S. patents and pending U.S. and international patent applications, we may be unable to obtain patent protection for the technology covered in our patent applications or the patent protection may not be obtained quickly enough to meet our business needs. In addition, our existing patents and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain, and we also may face proposals to change the scope of protection for some intellectual property rights in the U.S. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our services are available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. Also, our involvement in standard setting activity or the need to obtain licenses from others may require us to license our intellectual property. Accordingly, despite our efforts, we may be unable to prevent third parties from using our intellectual property.
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
We believe that the brand identities we have developed have significantly contributed to the success of our business. Maintaining and enhancing the Salesforce brand and our other brands are critical to expanding our base of customers, partners and employees. Our brand strength will depend largely on our ability to remain a technology leader and continue to provide high-quality innovative products, services, and features securely, reliably and in a manner that enhances our customers' success. In order to maintain and enhance our brands, we may be required to make substantial investments that may later prove to be unsuccessful. In addition, positions we take on social issues may be unpopular with some customers or potential customers, which may impact our ability to attract or retain such customers. If we fail to maintain and enhance our brands, or if we incur excessive expenses in our efforts to do so, our business, operating results and financial condition may be materially and adversely affected.
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
In addition, we believe in the importance of our corporate culture of Ohana, which fosters dialogue, collaboration, recognition and a sense of family. As our organization grows and expands globally, and as employees’ workplace expectations develop, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. This could negatively impact our future success.
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
We have a high level of debt, including the 0.25% convertible senior notes we issued in March 2013 (“0.25% Senior Notes”) due April 1, 2018, the loan we assumed when we purchased an office building located at 50 Fremont Street in San Francisco, California (“50 Fremont”), the $500.0 million term loan to finance our acquisition of Demandware, due July 11, 2019 (the “term loan”) and capital lease arrangements. Additionally, we have significant contractual commitments in operating lease arrangements, which are not reflected on our consolidated balance sheets. In addition, we have a financing obligation for a leased facility of which we are deemed the owner for accounting purposes. In July 2016, we amended and restated our revolving credit facility under which we can draw down up to $1.0 billion. Maintenance of our indebtedness and contractual commitments and any additional issuances of indebtedness could:

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

•
due to limitations within the revolving credit facility and term loan covenants, restrict our ability to incur additional indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends or make distributions, repurchase stock and enter into restrictive agreements, as defined in the credit agreement.

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
A failure to comply with the covenants and other provisions of our outstanding debt could result in events of default under such instruments, which could permit acceleration of all of our notes and borrowings. Any required repayment of our notes or revolving credit facility as a result of a fundamental change or other acceleration would lower our current cash on hand such that we would not have those funds available for use in our business.
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
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, and could decrease demand for our services. Our corporate headquarters, and a significant portion of our research and development activities, information technology systems, and other critical business operations, are located near major seismic faults in the San Francisco Bay Area. Because we do not carry earthquake insurance for direct quake-related losses, with the exception of the building that we own in San Francisco, and significant recovery time could be required to resume operations, our financial condition and operating results could be materially adversely affected in the event of a major earthquake or catastrophic event.

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

•	variations in, and limitations of, the various financial and other metrics and modeling used by analysts in their research and reports about our business;

•	forward-looking guidance to industry and financial analysts related to, for example, future revenue and earnings per share;

•	changes in the estimates of our operating results or changes in recommendations by securities analysts that elect to follow our common stock;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	announcements by us or by our competitors of mergers or other strategic acquisitions, or rumors of such transactions involving us or our competitors;

•	announcements of customer additions and customer cancellations or delays in customer purchases;

•	recruitment or departure of key personnel;

•	disruptions in our service due to computer hardware, software, network or data center problems;

•	the economy as a whole, market conditions in our industry and the industries of our customers;

•	trading activity by a limited number of stockholders who together beneficially own a significant portion of our outstanding common stock;

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
The hedge counterparties and their respective affiliates periodically modify their hedge positions from time to time following the pricing of the notes (and are particularly likely to do so during any observation period relating to a conversion of the notes) by entering into or unwinding various over-the-counter derivative transactions with respect to our common stock, or by purchasing or selling shares of our common stock or the notes in privately negotiated transactions or open market transactions. The effect, if any, of these transactions and activities on the market price of our common stock or the trading price of the notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the market price of our common stock and the trading price of the notes.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In connection with the acquisition of MetaMind, Inc. in April 2016, the Company issued 6,753 shares of Company common stock on May 3, 2017 and 1,661 shares of Company common stock on July 25, 2017. These issuances were made in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”): Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act, and Regulation S promulgated under the Securities Act.
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

Dated: August 25, 2017
salesforce.com, inc.

	By:	/S/ MARK J. HAWKINS
Mark J. Hawkins
President and Chief Financial Officer (Principal Financial Officer)

Dated: August 25, 2017
salesforce.com, inc.

	By:	/S/ JOE ALLANSON
Joe Allanson
Executive Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

Index to Exhibits

Exhibit No.	Exhibit Description	Provided Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of salesforce.com, inc.		8-K	001-32224	3.1	06/03/2016

3.2	Amended and Restated Bylaws of salesforce.com, inc.		8-K	001-32224	3.2	03/21/2016

10.1	Amendment to Reseller Agreement, dated May 1, 2017, between salesforce.com, inc. and Salesforce.org	X

10.2	Amended and Restated 2013 Equity Incentive Plan		8-K	001-32224	10.1	06/03/2016

10.3	Amended and Restated 2004 Employee Stock Purchase Plan		8-K	001-32224	10.2	06/03/2016

10.4	Related forms of equity agreements under the Amended and Restated 2014 Inducement Equity Incentive Plan	X

10.5	Related forms of equity agreements under the Amended and Restated 2013 Equity Incentive Plan	X

10.6	Related forms of equity agreements under the Amended and Restated 2004 Employee Stock Purchase Plan	X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document