Form 10-Q
period 2017-10-31
SALESFORCE COM INC
filed 2017-11-22
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of October 31, 2017, there were approximately 722.3 million shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
salesforce.com, inc.
Consolidated Balance Sheets
(in thousands)

	October 31, 2017	January 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,071,837	$1,606,549
Marketable securities	1,556,828	602,338
Accounts receivable, net	1,519,916	3,196,643
Deferred commissions	327,643	311,770
Prepaid expenses and other current assets	469,946	279,527
Total current assets	5,946,170	5,996,827
Property and equipment, net	1,864,891	1,787,534
Deferred commissions, noncurrent	253,004	227,849
Capitalized software, net	140,768	141,671
Strategic investments	670,406	566,953
Goodwill	7,294,141	7,263,846
Intangible assets acquired through business combinations, net	895,768	1,113,374
Other assets, net	424,888	486,869
Total assets	$17,490,036	$17,584,923
Liabilities, temporary equity and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$1,686,408	$1,752,664
Deferred revenue	4,392,082	5,542,802
Convertible 0.25% senior notes, net	1,137,954	0
Total current liabilities	7,216,444	7,295,466
Convertible 0.25% senior notes, net	0	1,116,360
Term loan	498,084	497,221
Loan assumed on 50 Fremont	198,471	198,268
Revolving credit facility	0	196,542
Other noncurrent liabilities	736,870	780,939
Total liabilities	8,649,869	10,084,796
Temporary equity:
Convertible 0.25% senior notes (See Note 8)	10,797	0
Stockholders’ equity:
Common stock	722	708
Additional paid-in capital	9,230,081	8,040,170
Accumulated other comprehensive income (loss)	3,554	(75,841)
Accumulated deficit	(404,987)	(464,910)
Total stockholders’ equity	8,829,370	7,500,127
Total liabilities, temporary equity and stockholders’ equity	$17,490,036	$17,584,923

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Revenues:
Subscription and support	$2,486,131	$1,983,981	$7,055,538	$5,645,554
Professional services and other	193,710	160,794	573,471	452,442
Total revenues	2,679,841	2,144,775	7,629,009	6,097,996
Cost of revenues (1)(2):
Subscription and support	528,182	426,487	1,484,982	1,154,044
Professional services and other	186,326	159,035	550,748	454,038
Total cost of revenues	714,508	585,522	2,035,730	1,608,082
Gross profit	1,965,333	1,559,253	5,593,279	4,489,914
Operating expenses (1)(2):
Research and development	393,998	311,459	1,156,526	863,935
Marketing and sales	1,184,733	997,993	3,464,986	2,828,784
General and administrative	270,614	246,765	813,868	709,622
Total operating expenses	1,849,345	1,556,217	5,435,380	4,402,341
Income from operations	115,988	3,036	157,899	87,573
Investment income	10,049	3,709	24,069	23,747
Interest expense	(21,557)	(21,946)	(65,382)	(64,665)
Other income (expense) (1)	1,921	1,782	(2,695)	(11,500)
Gains from acquisitions of strategic investments	0	833	0	13,697
Income (loss) before benefit from (provision for) income taxes	106,401	(12,586)	113,891	48,852
Benefit from (provision for) income taxes	(55,007)	(24,723)	(53,968)	182,220
Net income (loss)	$51,394	$(37,309)	$59,923	$231,072
Basic net income (loss) per share	$0.07	$(0.05)	$0.08	$0.34
Diluted net income (loss) per share	$0.07	$(0.05)	$0.08	$0.33
Shares used in computing basic net income (loss) per share	717,445	690,468	711,884	683,075
Shares used in computing diluted net income (loss) per share	738,106	690,468	730,212	696,257
_______________
(1) Amounts include amortization of purchased intangibles from business combinations, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Cost of revenues	$39,610	$36,703	$126,679	$84,462
Marketing and sales	30,067	28,064	91,274	66,601
Other income (expense)	367	579	1,118	1,927
(2) Amounts include stock-based expense, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Cost of revenues	$33,494	$26,783	$97,206	$76,912
Research and development	66,626	50,372	197,185	124,164
Marketing and sales	116,992	93,718	356,538	275,515
General and administrative	34,165	33,878	108,402	99,389

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Net income (loss)	$51,394	$(37,309)	$59,923	$231,072
Other comprehensive income (loss), before tax and net of reclassification adjustments:
Foreign currency translation and other gains (losses)	(2,218)	(28,372)	28,190	(28,523)
Unrealized gains (losses) on marketable securities and strategic investments (See Note 2)	(11,763)	(16,019)	51,205	20,961
Other comprehensive income (loss), before tax	(13,981)	(44,391)	79,395	(7,562)
Tax effect	0	(7,337)	0	(5,464)
Other comprehensive income (loss), net of tax	(13,981)	(51,728)	79,395	(13,026)
Comprehensive income (loss)	$37,413	$(89,037)	$139,318	$218,046

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Operating activities:
Net income (loss)	$51,394	$(37,309)	$59,923	$231,072
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	187,546	169,346	564,911	451,479
Amortization of debt discount and issuance costs	7,795	7,281	23,265	21,334
Gains from acquisitions of strategic investments	0	(833)	0	(13,697)
Amortization of deferred commissions	117,677	93,230	331,687	270,527
Expenses related to employee stock plans	251,277	204,751	759,331	575,980
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	49,406	42,653	1,677,466	1,276,798
Deferred commissions	(171,562)	(92,803)	(372,714)	(226,965)
Prepaid expenses and other current assets and other assets	(15,669)	40,676	(166,784)	(25,723)
Accounts payable, accrued expenses and other liabilities	74,480	57,836	(39,720)	(275,058)
Deferred revenue	(426,552)	(330,516)	(1,150,720)	(829,695)
Net cash provided by operating activities	125,792	154,312	1,686,645	1,456,052
Investing activities:
Business combinations, net of cash acquired	0	(32,117)	(19,781)	(2,832,110)
Purchases of strategic investments	(54,585)	(28,660)	(113,088)	(65,834)
Sales of strategic investments	40,811	11,783	55,898	26,506
Purchases of marketable securities	(233,824)	(111,731)	(1,433,718)	(986,862)
Sales of marketable securities	193,783	93,391	437,248	1,927,049
Maturities of marketable securities	29,819	14,203	43,089	64,741
Capital expenditures	(111,278)	(140,653)	(396,268)	(319,984)
Net cash used in investing activities	(135,274)	(193,784)	(1,426,620)	(2,186,494)
Financing activities:
Proceeds from term loan, net	0	0	0	495,550
Proceeds from employee stock plans	141,970	92,846	484,786	315,865
Principal payments on capital lease obligations	(7,716)	(10,997)	(82,890)	(73,760)
Payments on revolving credit facility	0	0	(200,000)	0
Net cash provided by financing activities	134,254	81,849	201,896	737,655
Effect of exchange rate changes	(2,045)	(11,867)	3,367	(19,840)
Net increase (decrease) in cash and cash equivalents	122,727	30,510	465,288	(12,627)
Cash and cash equivalents, beginning of period	1,949,110	1,115,226	1,606,549	1,158,363
Cash and cash equivalents, end of period	$2,071,837	$1,145,736	$2,071,837	$1,145,736

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$6,774	$11,365	$34,039	$41,400
Income taxes, net of tax refunds	$14,837	$11,220	$41,519	$25,451
Non-cash investing and financing activities:
Fixed assets acquired under capital leases	$0	$180	$2,471	$765
Fair value of equity awards assumed	$0	$26,406	$0	$47,199
Fair value of common stock issued as consideration for business combinations	$0	$492,842	$6,193	$771,214
Non-cash equity liability (See Note 9)	$5,959	$(1,473)	$18,920	$74,570

See accompanying Notes.

salesforce.com, inc.
Notes to Consolidated Financial Statements

1. Summary of Business and Significant Accounting Policies
Description of Business
Salesforce.com, inc. (the "Company") is a leading provider of enterprise software, delivered through the cloud, with a focus on customer relationship management, or CRM. The Company introduced its first CRM solution in 2000, and has since expanded its service offerings into new areas and industries with new editions, features and platform capabilities.
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
Basis of Presentation
The accompanying consolidated balance sheet as of October 31, 2017 and the consolidated statements of operations, consolidated statements of comprehensive income (loss) and consolidated statements of cash flows for the three and nine months ended October 31, 2017 and 2016, respectively, are unaudited.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of October 31, 2017, and its results of operations, including its comprehensive income (loss), and its cash flows for the three and nine months ended October 31, 2017 and 2016. All adjustments are of a normal recurring nature. The results for the three and nine months ended October 31, 2017 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2018.
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
Concentrations of Credit Risk and Significant Customers
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. In addition, in connection with the Company's 0.25% Senior Notes (as defined in Note 8 "Debt"), which were issued in March 2013, the Company entered into convertible note hedge transactions with respect to its common stock, which are exposed to concentrations of credit risk. Collateral is not required for accounts receivable or the note hedge transactions. The Company maintains an allowance for its doubtful accounts receivable. This allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with delinquent accounts. Receivables are written-off and charged against its recorded allowance when the Company has exhausted collection efforts without success.
No single customer accounted for more than five percent of accounts receivable at October 31, 2017 and January 31, 2017. No single customer accounted for five percent or more of total revenue during the three and nine months ended October 31, 2017 and 2016.
Geographic Locations
As of October 31, 2017 and January 31, 2017, assets located outside the Americas were 13 percent and 12 percent of total assets, respectively. As of October 31, 2017 and January 31, 2017, assets located in the United States were 86 percent and 86 percent of total assets, respectively.
Revenues by geographical region are as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Americas	$1,927,405	$1,598,344	$5,536,932	$4,506,774
Europe	493,732	337,497	1,367,718	1,012,671
Asia Pacific	258,704	208,934	724,359	578,551
	$2,679,841	$2,144,775	$7,629,009	$6,097,996
Revenues by geography are determined based on the region of the Salesforce contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 96 percent during the three and nine months ended October 31, 2017 and 2016. No other country represented more than ten percent of total revenue during the three and nine months ended October 31, 2017 and 2016.
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
During the nine months ended October 31, 2017, the Company deferred $372.7 million of commission expenditures and amortized $331.7 million to sales expense. During the same period a year ago, the Company deferred $227.0 million of commission expenditures and amortized $270.5 million to sales expense. Deferred commissions on the Company's consolidated balance sheets totaled $580.6 million at October 31, 2017 and $539.6 million at January 31, 2017.
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
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk. The Company uses forward currency derivative contracts to minimize the Company’s exposure to balances primarily denominated in the Euro, British Pound Sterling, Japanese Yen, Canadian Dollar and Australian Dollar. The Company’s foreign currency derivative contracts, which are not designated as hedging instruments, are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. As of October 31, 2017 and January 31, 2017, the foreign currency derivative contracts that were not settled were recorded at fair value on the consolidated balance sheets.
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
There was no impairment of intangible assets, long-lived assets or goodwill during the three and nine months ended October 31, 2017 and 2016.
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
Accounting Pronouncements Pending Adoption
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"), which amended the existing FASB Accounting Standards Codification, replaces existing revenue recognition guidance with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. The standard also provides guidance on the recognition of costs related to obtaining customer contracts. ASU 2014-09, as amended, will be effective as of the beginning of fiscal 2019, including interim periods within that reporting period.
The Company plans to adopt the standard using the full retrospective method to restate each prior reporting period presented.
The Company is continuing to assess the impact of adopting ASU 2014-09 on its financial position, results of operations and related disclosures and has concluded that the impact to the opening balance sheet as of February 1, 2016, due to the adjustment of revenues, is not material. The Company has not yet determined whether the impact on revenues will be material for the adjusted statements of operations or for future periods. Additionally, as the Company continues to assess the new standard along with industry trends and additional interpretive guidance, the Company may adjust its implementation plan accordingly.
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
The commission accounting under the new standard is significantly different than the Company's current commission capitalization policy, as it will require the Company to capitalize more costs and amortize them over a longer period of time. Under the Company's current policy, the Company only capitalizes commissions that have a direct relationship to a specific revenue contract and the cost is deemed to be incremental. Under the new standard, the concept of what must be capitalized is significantly broader since a direct relationship with a revenue contract is not required. Accordingly, the new standard will result in additional types of costs being capitalized, including fringe benefits and taxes. Additionally, all amounts capitalized will be amortized over a period longer than the Company's current policy of amortizing the deferred amounts over the specific revenue contract terms, which are typically 12 to 36 months. Specifically, initial incremental contract costs will be deferred and amortized over an estimated customer life of four years, which is calculated based on both qualitative and quantitative factors, such as product life cycles and customer attrition. While the Company has not yet finalized its assessment of the impact the new commission accounting policy will have on its financial position and results of operations, the Company believes it will be material to both its balance sheet and statement of operations due to the capitalization of additional costs and the longer period of amortization.
The Company does not expect the adoption of ASU 2014-09 to have any impact on its operating cash flows.
In January 2016, the FASB issued Accounting Standards Update No. 2016-01, "Financial Instrument-Overall (Subtopic 825-10)" ("ASU 2016-01"), which requires entities to measure equity instruments at fair value and recognize any changes in fair value in other income (expense) within the statement of operations. Under the new standard, the Company will record its publicly traded equity investments at fair value on a quarterly basis and record the change in other income (expense) within the statement of operations. Previously, such adjustments were recorded in other comprehensive income. The guidance provides for electing the measurement alternative or defaulting to the fair value option for equity investments that do not have readily determinable fair values. The Company plans to elect the measurement alternative for its equity investments in privately held companies. These investments will be measured at cost, less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which are recorded in other income (expense) within the statement of operations. The new standard is effective as of the beginning of fiscal 2019, including interim periods within that reporting period, on a prospective basis for nonmarketable equity securities and a modified retrospective basis for publicly held equity investments. The Company expects the adoption of ASU 2016-01 will impact its strategic investments portfolio, which consists of approximately $100.3 million in publicly traded equity investments and $516.6 million in privately held equity investments, as of October 31, 2017, both of which are recorded in strategic investments within the balance sheet. Refer to Note 2, "Investments," for additional details. The new standard could have a material impact to the Company's consolidated financial statements, including additional volatility to other income (expense) within the Company's statements of operations in future periods, due to changes in market prices of the Company's investments in publicly held equity investments and the valuation and timing of same or similar transactions of the Company's investments in privately held equity investments.
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
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which requires lessees to record most leases on their balance sheets but recognize the expenses on their statements of operations in a manner similar to current accounting rules. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The new standard is effective for interim and annual periods beginning after December 15, 2018 on a modified retrospective basis. The Company is in the process of implementing changes to its systems, processes and controls, in conjunction with its review of existing lease agreements, in order to adopt the new standard in its first quarter of fiscal 2020. The Company expects its leases designated as operating leases in Note 13, “Commitments,” will be reported on the consolidated balance sheets upon adoption. The Company is currently evaluating the impact to its consolidated financial statements as it relates to other aspects of the business.
Reclassifications
Certain reclassifications to fiscal 2017 balances were made to conform to the current period presentation in the consolidated balance sheets, consolidated statement of operations and consolidated statements of cash flows. These reclassifications include cost of revenues-subscription and support, cost of revenues-professional services and other, deferred revenue, deferred revenue, noncurrent, and purchases and sales of strategic investments.
2. Investments
Marketable Securities
At October 31, 2017, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$939,959	$2,246	$(2,435)	$939,770
U.S. treasury securities	137,172	29	(491)	136,710
Mortgage backed obligations	98,226	22	(532)	97,716
Asset backed securities	202,180	96	(219)	202,057
Municipal securities	56,387	81	(201)	56,267
Foreign government obligations	68,845	2	(524)	68,323
U.S. agency obligations	10,506	1	(9)	10,498
Covered bonds	45,485	63	(61)	45,487
Total marketable securities	$1,558,760	$2,540	$(4,472)	$1,556,828

At January 31, 2017, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$321,284	$887	$(1,531)	$320,640
U.S. treasury securities	62,429	68	(674)	61,823
Mortgage backed obligations	74,882	39	(669)	74,252
Asset backed securities	101,913	74	(197)	101,790
Municipal securities	33,523	35	(183)	33,375
Foreign government obligations	10,491	3	(36)	10,458
Total marketable securities	$604,522	$1,106	$(3,290)	$602,338
The contractual maturities of the investments classified as marketable securities are as follows (in thousands):

	As of
	October 31, 2017	January 31, 2017
Due within 1 year	$226,929	$104,631
Due in 1 year through 5 years	1,314,352	494,127
Due in 5 years through 10 years	15,547	3,580
	$1,556,828	$602,338
As of October 31, 2017, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$424,101	$(2,052)	$28,653	$(383)	$452,754	$(2,435)
U.S. treasury securities	114,724	(491)	0	0	114,724	(491)
Mortgage backed obligations	68,841	(315)	16,564	(217)	85,405	(532)
Asset backed securities	126,186	(210)	3,461	(9)	129,647	(219)
Municipal securities	30,671	(148)	2,788	(53)	33,459	(201)
Foreign government obligations	62,697	(520)	1,027	(4)	63,724	(524)
U.S. agency obligations	6,746	(9)	0	0	6,746	(9)
Covered bonds	5,861	(61)	0	0	5,861	(61)
	$839,827	$(3,806)	$52,493	$(666)	$892,320	$(4,472)
The unrealized losses for each of the fixed rate marketable securities were less than $0.2 million. The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of October 31, 2017, such as the Company's intent to hold and whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment's amortized basis. The Company expects to receive the full principal and interest on all of these marketable securities.
Investment Income
Investment income consists of interest income, realized gains and realized losses on the Company’s cash, cash equivalents and marketable securities. The components of investment income are presented below (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Interest income	$10,038	$3,642	$24,433	$17,961
Realized gains	258	210	770	7,771
Realized losses	(247)	(143)	(1,134)	(1,985)
Total investment income	$10,049	$3,709	$24,069	$23,747
Reclassification adjustments out of accumulated other comprehensive income into investment income were immaterial for the three and nine months ended October 31, 2017 and 2016.

Strategic Investments
As of October 31, 2017, the Company had three investments in marketable equity securities with a fair value of $100.3 million, which included an unrealized gain of $62.0 million. As of January 31, 2017, the Company had six investments in marketable equity securities with a fair value of $41.0 million, which included an unrealized gain of $24.5 million. The change in the fair value of the investments in publicly held companies is recorded in the consolidated balance sheets within strategic investments and accumulated other comprehensive income.
As of October 31, 2017 and January 31, 2017, the carrying value of the Company’s non-marketable debt and equity securities was $570.1 million and $526.0 million, respectively. The estimated fair value of the non-marketable debt and equity securities was approximately $803.9 million and $758.3 million as of October 31, 2017 and January 31, 2017, respectively.
The Company sold a portion of its publicly-held investments in the three months ended October 31, 2017, which resulted in a reclassification of previously unrealized gains from the statement of comprehensive income (loss) to the statement of operations in the amount of $15.5 million. This amount was not material in prior periods.
3. Derivatives
Details on outstanding foreign currency derivative contracts are presented below (in thousands):

	As of
	October 31, 2017	January 31, 2017
Notional amount of foreign currency derivative contracts	$1,275,276	$1,280,953
Fair value of foreign currency derivative contracts	$853	$10,205
The fair value of the Company’s outstanding derivative instruments not designated as hedging instruments are summarized below (in thousands):

		As of
	Balance Sheet Location	October 31, 2017	January 31, 2017
Derivative Assets
Foreign currency derivative contracts	Prepaid expenses and other current assets	$4,225	$13,238
Derivative Liabilities
Foreign currency derivative contracts	Accounts payable, accrued expenses and other liabilities	$3,372	$3,033
Gains/losses on derivative instruments not designated as hedging instruments recorded in Other income (expense) in the consolidated statements of operations during the three and nine months ended October 31, 2017 and 2016, respectively, are summarized below (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Foreign currency derivative contracts	$(1,606)	$(39,624)	$11,500	$(86,528)
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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of October 31, 2017 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of October 31, 2017
Cash equivalents (1):
Time deposits	$0	$394,123	$0	$394,123
Money market mutual funds	805,554	0	0	805,554
Marketable securities:
Corporate notes and obligations	0	939,770	0	939,770
U.S. treasury securities	0	136,710	0	136,710
Mortgage backed obligations	0	97,716	0	97,716
Asset backed securities	0	202,057	0	202,057
Municipal securities	0	56,267	0	56,267
Foreign government obligations	0	68,323	0	68,323
U.S. agency obligations	0	10,498	0	10,498
Covered bonds	0	45,487	0	45,487
Foreign currency derivative contracts (2)	0	4,225	0	4,225
Total assets	$805,554	$1,955,176	$0	$2,760,730
Liabilities:
Foreign currency derivative contracts (3)	0	3,372	0	3,372
Total liabilities	$0	$3,372	$0	$3,372
___________
(1)Included in “cash and cash equivalents” in the accompanying consolidated balance sheet as of October 31, 2017, in addition to $872.2 million of cash.
(2)Included in “prepaid expenses and other current assets” in the accompanying consolidated balance sheet as of October 31, 2017.
(3)Included in “accounts payable, accrued expenses and other liabilities” in the accompanying consolidated balance sheet as of October 31, 2017.

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
5. Property and Equipment
Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of
	October 31, 2017	January 31, 2017
Land	$183,888	$183,888
Buildings and building improvements	626,168	621,377
Computers, equipment and software	1,600,783	1,440,986
Furniture and fixtures	132,374	112,564
Leasehold improvements	776,396	627,069
	3,319,609	2,985,884
Less accumulated depreciation and amortization	(1,454,718)	(1,198,350)
	$1,864,891	$1,787,534
Depreciation and amortization expense totaled $94.2 million and $83.5 million during the three months ended October 31, 2017 and 2016, respectively, and $277.2 million and $239.2 million during the nine months ended October 31, 2017 and 2016, respectively.
Computers, equipment and software at October 31, 2017 and January 31, 2017 included a total of $729.5 million and $729.0 million acquired under capital lease agreements, respectively. Accumulated amortization relating to computers, equipment and software acquired under capital leases totaled $450.5 million and $386.9 million, respectively, at October 31, 2017 and January 31, 2017. Amortization of assets acquired under capital leases is included in depreciation and amortization expense.

Building - 350 Mission
In December 2013, the Company entered into a lease agreement for approximately 445,000 rentable square feet of office space at 350 Mission Street (“350 Mission”) in San Francisco, California, which is the total office space available in the building. As a result of the Company’s involvement during the construction period, the Company is considered for accounting purposes to be the owner of 350 Mission. As a result, the Company has capitalized the construction costs as Building with a corresponding current and noncurrent financing obligation liability and has accounted for the underlying land implicitly as an operating lease. As of October 31, 2017, the Company had capitalized $178.8 million of construction costs, based on the construction costs incurred to date by the landlord, and recorded a corresponding current and noncurrent financing obligation liability of $19.9 million and $198.9 million, respectively. As of January 31, 2017, the Company had capitalized $178.8 million of construction costs, based on the construction costs incurred to date by the landlord, and recorded a corresponding current and noncurrent financing obligation liability of $19.6 million and $200.7 million, respectively. The total expected financing obligation in the form of minimum lease payments inclusive of the amounts currently recorded is $306.3 million, including interest (see Note 13 “Commitments” for future commitment details). The obligation will be settled through monthly lease payments to the landlord, which commenced in October 2015. To the extent that operating expenses for 350 Mission are material, the Company, as the deemed accounting owner, will record the operating expenses.
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

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Remaining Useful Life
	Jan 31, 2017	Additions	Oct. 31, 2017	Jan 31, 2017	Expense	Oct. 31, 2017	Jan 31, 2017	Oct. 31, 2017
Acquired developed technology	$1,092,161	$0	$1,092,161	$(577,929)	$(125,886)	$(703,815)	$514,232	$388,346	3.0
Customer relationships	843,614	1,690	845,304	(254,035)	(89,769)	(343,804)	589,579	501,500	4.7
Trade names and trademarks	45,950	0	45,950	(41,349)	(1,530)	(42,879)	4,601	3,071	1.6
Territory rights and other	15,786	0	15,786	(12,256)	(996)	(13,252)	3,530	2,534	8.3
50 Fremont lease intangibles	7,713	0	7,713	(6,281)	(1,115)	(7,396)	1,432	317	0.3
Total	$2,005,224	$1,690	$2,006,914	$(891,850)	$(219,296)	$(1,111,146)	$1,113,374	$895,768	3.9
Amortization of intangible assets and unfavorable lease liabilities, which are not reflected in the table above, resulting from business combinations for the three months ended October 31, 2017 and 2016 was $70.0 million and $65.3 million, respectively, and for the nine months ended October 31, 2017 and 2016 was $219.1 million and $153.0 million, respectively.
The expected future amortization expense for intangible assets as of October 31, 2017 is as follows (in thousands):

Fiscal Period:
Remaining three months of Fiscal 2018	$69,053
Fiscal 2019	266,233
Fiscal 2020	225,039
Fiscal 2021	169,481
Fiscal 2022	111,353
Thereafter	54,609
Total amortization expense	$895,768

Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter.
The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, were as follows (in thousands):

Balance as of January 31, 2017	$7,263,846
Sequence, Inc. acquisition	22,982
Adjustments of acquisition date fair values, including the effect of foreign currency translation	7,313
Balance as of October 31, 2017	$7,294,141
8. Debt
Convertible Senior Notes

	Par Value Outstanding	Equity Component Recorded at Issuance		Liability Component of Par Value as of
(in thousands)				October 31, 2017	January 31, 2017
0.25% Convertible Senior Notes due April 1, 2018	$1,149,979	$122,421	(1)	$1,137,954	$1,116,360
___________
(1)This amount represents the equity component recorded at the initial issuance of the 0.25% convertible senior notes. As of October 31, 2017, $10.8 million was reclassified to temporary equity on the accompanying consolidated balance sheet as these notes are convertible for the three months ending October 31, 2017 based on the conversion criteria below.
In March 2013, the Company issued at par value $1.15 billion of 0.25% convertible senior notes (the “0.25% Senior Notes”, or “Notes”) due April 1, 2018, unless earlier purchased by the Company or converted and are therefore classified as current on the consolidated balance sheet as of October 31, 2017 as they are due within one year. Interest is payable semi-annually, in arrears on April 1 and October 1 of each year.
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
The 0.25% Senior Notes consisted of the following (in thousands):

	As of
	October 31, 2017	January 31, 2017
Liability component:
Principal (1)	$1,149,979	$1,150,000
Less: debt discount, net (2)	(10,797)	(29,954)
Less: debt issuance cost	(1,228)	(3,686)
Net carrying amount	$1,137,954	$1,116,360
(1)The effective interest rate of the 0.25% Senior Notes is 2.53%. The interest rate is based on the interest rates of similar liabilities at the time of issuance that did not have an associated convertible feature.
(2)Included in the consolidated balance sheets within Convertible 0.25% Senior Notes (which is classified as a current liability as of October 31, 2017 and a noncurrent liability as of January 31, 2017) and is amortized over the life of the 0.25% Senior Notes using the effective interest rate method.
The total estimated fair value of the Company's 0.25% Senior Notes at October 31, 2017 was $1.8 billion. The fair value was determined based on the closing trading price per $100 of the 0.25% Senior Notes as of the last day of trading for the third quarter of fiscal 2018.
Based on the closing price of the Company’s common stock of $102.34 on October 31, 2017, the if-converted value of the 0.25% Senior Notes exceeded their principal amount by approximately $621.4 million.
During the three months ended October 31, 2017, an immaterial portion of the 0.25% Senior Notes outstanding was converted by noteholders. The Company recorded an immaterial loss during the three months ended October 31, 2017 related to the extinguishment of the 0.25% Senior Notes converted by noteholders, which represents the difference between the fair market value allocated to the liability component on settlement date and the net carrying amount of the liability component and unamortized debt issuance costs on settlement date. As of October 31, 2017 the remaining principal balance of the 0.25% Senior Notes outstanding is approximately $1.15 billion. The remaining principal balance of the 0.25% Senior Notes matures on April 1, 2018 unless earlier converted by noteholders.
As of the filing date of this Form 10-Q, the Company has received additional conversion notices for $26.7 million of the principal balance of the 0.25% Senior Notes.

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
The Term Loan Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends or make distributions and repurchase stock. The Company is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. The Term Loan Credit Agreement includes customary events of default. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Term Loan Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts. The occurrence of an event of default could result in the acceleration of obligations under the Term Loan Credit Agreement. The Company was in compliance with the Term Loan Credit Agreement’s covenants as of October 31, 2017.
The weighted average interest rate on the Term Loan was 2.2% for the three months ended October 31, 2017. Accrued interest on the Term Loan was $0.3 million as of October 31, 2017. As of October 31, 2017, the noncurrent outstanding principal portion was $500.0 million.

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
The Revolving Loan Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends or make distributions and repurchase stock. The Company is also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. The Revolving Loan Credit Agreement includes customary events of default. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Revolving Loan Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts. The occurrence of an event of default could result in the acceleration of obligations under the Revolving Loan Credit Agreement. The Company was in compliance with the Revolving Loan Credit Agreement’s covenants as of October 31, 2017.
In February 2017, the Company paid down the remaining $200.0 million of outstanding borrowings under the Credit Facility. There were no outstanding borrowings under the Credit Facility as of October 31, 2017. The Company continues to pay a commitment fee on the available amount of the Credit Facility.
Loan Assumed on 50 Fremont
The Company assumed a $200.0 million loan with the acquisition of 50 Fremont (“Loan”). The Loan bears an interest rate of 3.75% per annum and is due in June 2023. For the remainder of fiscal 2018, the Loan requires interest only payments. Beginning in fiscal 2019, principal and interest payments are required, with the remaining principal due at maturity. For the three months ended October 31, 2017 and 2016, total interest expense recognized was $1.8 million and $1.8 million, respectively. For the nine months ended October 31, 2017 and 2016, total interest expense recognized was $5.6 million and $5.6 million, respectively. The Loan can be prepaid at any time subject to a yield maintenance fee. The agreement governing the Loan contains certain customary affirmative and negative covenants that the Company was in compliance with as of October 31, 2017.
Interest Expense on Convertible Senior Notes, Term Loan, Credit Facility and Loan Assumed on 50 Fremont
The following table sets forth total interest expense recognized related to the 0.25% Senior Notes, the Term Loan, the Credit Facility and the Loan (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Contractual interest expense	$5,766	$5,207	$17,044	$11,398
Amortization of debt issuance costs	1,332	1,342	3,996	4,071
Amortization of debt discount	6,463	6,304	19,269	18,794
	$13,561	$12,853	$40,309	$34,263

9. Other Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	October 31, 2017	January 31, 2017
Prepaid income taxes	$43,301	$26,932
Other taxes receivable	33,099	34,177
Prepaid expenses and other current assets	393,546	218,418
	$469,946	$279,527
Capitalized Software, net
Capitalized software, net at October 31, 2017 and January 31, 2017 was $140.8 million and $141.7 million, respectively. Accumulated amortization relating to capitalized software, net totaled $306.6 million and $250.9 million, respectively, at October 31, 2017 and January 31, 2017.
Capitalized internal-use software amortization expense totaled $18.7 million and $16.6 million for the three months ended October 31, 2017 and 2016, respectively and $55.7 million and $47.5 million for the nine months ended October 31, 2017 and 2016, respectively.
The Company capitalized $2.0 million and $1.7 million of stock-based expenses related to capitalized internal-use software development during the three months ended October 31, 2017 and 2016, respectively, and $5.9 million and $5.1 million for the nine months ended October 31, 2017 and 2016, respectively.
Other Assets, net
Other assets consisted of the following (in thousands):

	As of
	October 31, 2017	January 31, 2017
Deferred income taxes, noncurrent, net	$31,596	$28,939
Long-term deposits	23,979	23,597
Domain names and patents, net	26,811	39,213
Customer contract assets (1)	201,357	281,733
Other	141,145	113,387
	$424,888	$486,869
(1) Customer contract asset reflects the fair value of future billings of amounts that are contractually committed by acquired companies' existing customers as of the acquisition date.
Domain names and patents amortization expense was $4.3 million and $4.1 million for the three months ended October 31, 2017 and 2016, respectively, and $13.0 million and $11.9 million for the nine months ended October 31, 2017 and 2016, respectively.

Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of
	October 31, 2017	January 31, 2017
Accounts payable	$120,019	$115,257
Accrued compensation	622,419	730,390
Non-cash equity liability (1)	49,435	68,355
Accrued other liabilities	488,071	419,299
Accrued income and other taxes payable	193,693	239,699
Accrued professional costs	44,757	38,254
Accrued rent	33,968	19,710
Capital lease obligation, current	114,147	102,106
Financing obligation - leased facility, current	19,899	19,594
	$1,686,408	$1,752,664
(1) Non-cash equity liability represents the purchase price of shares issued to non-executive employees, for those shares exceeding previously registered ESPP shares at the time of sale to the extent the shares had not been subsequently sold by the employee purchaser. The Company expects this liability will be relieved in the fourth quarter of fiscal 2018.
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following (in thousands):

	As of
	October 31, 2017	January 31, 2017
Deferred income taxes and income taxes payable	$117,193	$99,378
Financing obligation - leased facility	198,903	200,711
Long-term lease liabilities and other	420,774	480,850
	$736,870	$780,939
10. Stockholders’ Equity
The Company maintains the following stock plans: the ESPP, the 2013 Equity Incentive Plan and the 2014 Inducement Equity Incentive Plan (“2014 Inducement Plan”). The expiration of the 1999 Stock Option Plan (“1999 Plan”) in fiscal 2010 did not affect awards outstanding, which continue to be governed by the terms and conditions of the 1999 Plan.
As of October 31, 2017, $119.2 million has been withheld on behalf of employees for future purchases under the ESPP and is recorded in accounts payable, accrued expenses and other liabilities.
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
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
Stock Options	2017	2016	2017	2016
Volatility	30.8%	32.3%	30.8 - 31.4%	32.1 - 32.3%
Estimated life	3.5 years	3.5 years	3.5 years	3.5 years
Risk-free interest rate	1.6 - 1.8%	0.9 - 1.1%	1.4 - 1.8%	0.9 - 1.1%
Weighted-average fair value per share of grants	$24.12	$18.75	$22.26	$18.75

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
ESPP assumptions and the related fair value per share table will only be disclosed in the three month period in which there is ESPP activity, such as an ESPP purchase. The Company's ESPP allows for two purchases during the year, one during the second quarter and one during the fourth quarter. The estimated life of the ESPP will be based on the two purchase periods within each offering period. The weighted-average fair value per share of grants was $21.13 and $21.93 for the three months ended July 31, 2017 and 2016, respectively.
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
Stock activity excluding the ESPP is as follows:

		Options Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2017	16,531,822	30,353,076	$59.88
Increase in shares authorized:
2013 Equity Incentive Plan	37,009,109	0	0.00
2014 Inducement Plan	16,198	0	0.00
Options granted under all plans	(1,020,046)	1,020,046	89.01
Restricted stock activity	(2,696,029)	0	0.00
Stock grants to board and advisory board members	(163,596)	0	0.00
Exercised	0	(6,705,729)	43.57
Plan shares expired	(44,309)	0	0.00
Canceled	1,314,229	(1,314,229)	71.92
Balance as of October 31, 2017	50,947,378	23,353,164	$65.16	$868,266
Vested or expected to vest		21,891,255	$64.58	$826,607
Exercisable as of October 31, 2017		10,090,058	$57.62	$451,210
The total intrinsic value of the options exercised during the nine months ended October 31, 2017 and 2016 was $298.7 million and $176.2 million, respectively. The intrinsic value is the difference between the current market value of the stock and the exercise price of the stock option.
The weighted-average remaining contractual life of vested and expected to vest options is approximately 5 years.
As of October 31, 2017, options to purchase 10,090,058 shares were vested at a weighted average exercise price of $57.62 per share and had a remaining weighted-average contractual life of approximately 4 years. The total intrinsic value of these vested options as of October 31, 2017 was $451.2 million.
During the nine months ended October 31, 2017, the Company recognized stock-based expense related to its equity plans for employees and non-employee directors of $759.3 million. As of October 31, 2017, the aggregate stock compensation remaining to be amortized to costs and expenses was approximately $2.0 billion. The Company will amortize this stock compensation balance as follows: $234.5 million during the remaining three months of fiscal 2018; $777.8 million during fiscal 2019; $574.4 million during fiscal 2020; $303.6 million during fiscal 2021; $42.9 million during fiscal 2022 and $25.2 million thereafter. The expected amortization reflects only outstanding stock awards as of October 31, 2017 and assumes no forfeiture activity.
The aggregate stock compensation remaining to be amortized to costs and expenses will be recognized over a weighted average period of 1.9 years.
The following table summarizes information about stock options outstanding as of October 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.86 to $52.30	4,540,787	4.4	$35.63	3,693,473	$41.41
$53.60 to $58.86	724,916	3.8	55.57	478,771	55.61
$59.34	4,826,489	4.1	59.34	3,309,418	59.34
$59.37 to $75.01	1,553,021	5.2	69.76	500,029	70.21
$75.57	5,576,546	6.0	75.57	0	0.00
$76.48 to $80.62	577,049	5.6	78.54	175,146	78.59
$80.99 to $98.90	5,554,356	5.3	82.48	1,933,221	80.99
	23,353,164	5.0	$65.16	10,090,058	$57.62
Restricted stock activity is as follows:

	Restricted Stock Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2017	27,453,498	$0.001
Granted - restricted stock units and awards	2,844,391	0.001
Canceled	(1,606,148)	0.001
Vested and converted to shares	(6,105,427)	0.001
Balance as of October 31, 2017	22,586,314	$0.001	$2,311,483
Expected to vest	19,722,393		$2,018,390
The restricted stock, which upon vesting entitles the holder to one share of common stock for each share of restricted stock, has an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and generally vests over four years.
The weighted-average grant date fair value of the restricted stock issued for the nine months ended October 31, 2017 and 2016 was $89.04 and $76.90, respectively.
Common Stock
The following number of shares of common stock were reserved and available for future issuance at October 31, 2017:

Options outstanding	23,353,164
Restricted stock awards and units and performance stock units outstanding	22,586,314
Stock available for future grant:
2013 Equity Incentive Plan	50,316,168
2014 Inducement Plan	520,478
Amended and Restated 2004 Employee Stock Purchase Plan	9,629,807
Acquired equity plans	110,732
Convertible Senior Notes	17,308,564
Warrants	17,308,880
141,134,107

11. Income Taxes
Effective Tax Rate
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year to date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. For the nine months ended October 31, 2017, the Company reported a tax provision of $54.0 million on a pretax income of $113.9 million, which resulted in an effective tax rate of 47 percent. The Company recorded year-to-date tax provision primarily from profitable jurisdictions outside of the United States.
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
Tax Benefits Related to Stock-Based Compensation
The income tax benefit related to stock-based compensation was $206.8 million and $161.4 million for the nine months ended October 31, 2017 and 2016, respectively, the majority of which was not recognized as a result of the valuation allowance.
Unrecognized Tax Benefits and Other Considerations
The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. Certain prior year tax returns are currently being examined by various taxing authorities in countries including the United States, France, United Kingdom and Germany. In March 2017, the Company received the final notice of proposed adjustments primarily related to transfer pricing issues from the Internal Revenue Service ("IRS") for fiscal 2011 and fiscal 2012. Accordingly, the Company re-assessed and adjusted its reserves, which resulted in a net immaterial impact to the tax provision due to its valuation allowance. The Company is currently appealing the IRS proposed adjustments. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the tax audits cannot be predicted with certainty, if any issues addressed in the Company's tax audits are resolved in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future. Generally, any adjustments resulting from the U.S. audits should not have a significant impact to the Company's tax provision due to its valuation allowance. In addition, the Company anticipates it is reasonably possible that a decrease of unrecognized tax benefits up to approximately $6.8 million may occur in the next 12 months, as the applicable statutes of limitations lapse.
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

A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$51,394	$(37,309)	$59,923	$231,072
Denominator:
Weighted-average shares outstanding for basic earnings (loss) per share	717,445	690,468	711,884	683,075
Effect of dilutive securities:
Convertible senior notes	5,162	0	4,571	1,994
Employee stock awards	14,717	0	13,235	11,188
Warrants	782	0	522	0
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings (loss) per share	738,106	690,468	730,212	696,257
The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Employee stock awards	1,355	17,946	9,239	8,640
Convertible senior notes	0	17,309	0	0
Warrants	0	17,309	0	17,309
13. Commitments
Letters of Credit
As of October 31, 2017, the Company had a total of $96.6 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through December 2030.
Leases
The Company leases facilities space and certain fixed assets under non-cancelable operating and capital leases with various expiration dates.

As of October 31, 2017, the future minimum lease payments under non-cancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases	Financing Obligation -Leased Facility (1)
Fiscal Period:
Remaining three months of Fiscal 2018	$22,974	$152,711	$5,433
Fiscal 2019	115,830	575,237	21,881
Fiscal 2020	201,616	503,390	22,325
Fiscal 2021	73	368,148	22,770
Fiscal 2022	37	282,804	23,214
Thereafter	3	1,408,213	210,713
Total minimum lease payments	340,533	$3,290,503	$306,336
Less: amount representing interest	(23,384)
Present value of capital lease obligations	$317,149
______________
(1) Total Financing Obligation - Leased Facility noted above represents the total obligation on the lease agreement including amounts allocated to interest and the implied lease for the land as noted in Note 5 “Property and Equipment.” As of October 31, 2017, $218.8 million of the total $306.3 million above was recorded to Financing obligation leased facility, of which the current portion is included in "Accounts payable, accrued expenses and other liabilities" and the noncurrent portion is included in “Other noncurrent liabilities” on the consolidated balance sheets.
The Company’s agreements for the facilities and certain services provide the Company with the option to renew. The Company’s future contractual obligations would change if the Company exercised these options.
The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Of the total operating lease commitment balance of $3.3 billion, approximately $2.7 billion is related to facilities space. The remaining commitment amount is related to computer equipment and furniture and fixtures.
Other Purchase Commitments
In April 2016, the Company entered into an agreement with a third-party provider for certain infrastructure services for a period of four years. The Company paid $96.0 million in connection with this agreement during the nine months ended October 31, 2017. The agreement further provides that the Company will pay an additional $108.0 million in fiscal 2019 and $126.0 million in fiscal 2020.
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

In September 2013, one of the Company’s subsidiaries, ExactTarget, Inc. (“ExactTarget”), was added as a defendant in a purported class-action lawsuit that alleged that ExactTarget and one of its customers, Simply Fashion Stores, Ltd. (“Simply Fashion”), violated the Telephone Consumer Protection Act (“TCPA”) as a result of Simply Fashion’s text messaging campaigns and alleged failure to opt-out certain Simply Fashion customers from receiving messages. The complaint was subsequently amended to remove Simply Fashion as a defendant and the lawsuit is currently before the United States District Court for the Southern District of Indiana. The complaint seeks statutory damages and injunctive relief. While disputing the allegations of wrongdoing, the Company has reached a settlement of the lawsuit for approximately $6.3 million. The parties have submitted the settlement agreement to the Court for approval.
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
Since the Foundation’s and Salesforce.org’s inception, the Company has provided at no charge certain resources to those entities' employees such as office space, furniture, equipment, facilities, services, and other resources. The value of these items was approximately $7.4 million for the nine months ended October 31, 2017.
Additionally, the Company allows Salesforce.org to donate subscriptions of the Company’s services to other qualified non-profit organizations. The Company also allows Salesforce.org to resell the Company’s service to non-profit organizations and certain education entities. The Company does not charge Salesforce.org for these subscriptions, therefore income from subscriptions sold to non-profit organizations is donated back to the community through charitable grants made by the Foundation and Salesforce.org. The value of the subscriptions sold by Salesforce.org pursuant to the reseller agreement, as amended, was approximately $129.7 million for the nine months ended October 31, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “assumes,” “may,” “should,” “could,” “would,” “foresees,” “forecasts,” “predicts,” “targets,” variations of such words and similar expressions are intended to identify such forward-looking statements, which may consist of, among other things, trend analyses and statements regarding future events, future financial performance, anticipated growth and industry prospects. These forward-looking statements are based on current expectations, estimates and forecasts, as well as the beliefs and assumptions of our management, and are subject to risks and uncertainties that are difficult to predict, including the effect of general economic and market conditions; the impact of foreign currency exchange rate and interest rate fluctuations on our results; our business strategy and our plan to build our business, including our strategy to be the leading provider of enterprise cloud computing applications and platforms; the pace of change and innovation in enterprise cloud computing services; the competitive nature of the market in which we participate; our international expansion strategy; our service performance and security; the expenses associated with new data centers and third-party infrastructure providers; additional data center capacity; real estate and office facilities space; our operating results and cash flows; new services and product features; our strategy of acquiring or making investments in complementary businesses, joint ventures, services, technologies and intellectual property rights; our ability to successfully integrate acquired businesses and technologies; our ability to continue to grow and maintain deferred revenue and unbilled deferred revenue; our ability to protect our intellectual property rights; our ability to develop our brands; our ability to realize the benefits from strategic partnerships and investments; our reliance on third-party hardware, software and platform providers; our dependency on the development and maintenance of the infrastructure of the Internet; the effect of evolving domestic and foreign government regulations, including those related to the provision of services on the Internet, those related to accessing the Internet, and those addressing data privacy and import and export controls; the valuation of our deferred tax assets; the potential availability of additional tax assets in the future; the impact of new accounting pronouncements and tax laws and interpretations thereof; the impact of expensing stock options and other equity awards; the sufficiency of our capital resources; factors related to our outstanding convertible notes, revolving credit facility, term loan and loan associated with 50 Fremont; compliance with our debt covenants and capital lease obligations; and current and potential litigation involving us. These and other risks and uncertainties may cause our actual results to differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below under “Risk Factors” and elsewhere in this report for additional detail regarding factors that may cause actual results to be different than those expressed in our forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.
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
To address these factors, we will need to, among other things, continue to add substantial numbers of paying subscriptions, upgrade our customers to fully featured versions or arrangements such as an Enterprise License Agreement, provide high quality technical support to our customers, encourage the development of third-party applications on our platforms, realize the benefits from our strategic partnerships and continue to focus on retaining customers at the time of renewal. Our plans to invest for future growth include the continuation of the expansion of our data center capacity, the hiring of additional personnel, particularly in direct sales, other customer-related areas and research and development, the expansion of domestic and international selling and marketing activities, specifically in our top markets, continuing to develop our brands, the addition of distribution channels, the upgrade of our service offerings, the continued development of services including Analytics Cloud, Community Cloud, and IoT Cloud, the integration of new and acquired technologies such as Commerce Cloud, artificial intelligence technologies and Salesforce Quip, the expansion of our Marketing Cloud and Salesforce Platform core service offerings, and the additions to our global infrastructure to support our growth.
We also regularly evaluate acquisitions or investment opportunities in complementary businesses, joint ventures, services and technologies and intellectual property rights in an effort to expand our service offerings. We expect to continue to make such investments and acquisitions in the future and we plan to reinvest a significant portion of our incremental revenue in future periods to grow our business and continue our leadership role in the cloud computing industry. As part of our growth strategy, we are delivering innovative solutions in new categories, including analytics, e-commerce, artificial intelligence, IoT and collaborative productivity tools. We drive innovation organically and to a lesser extent through acquisitions, such as our July 2016 acquisition of Demandware, Inc. (“Demandware”), a digital commerce leader. We have a disciplined and thoughtful acquisition process where we routinely survey the industry landscape across a wide range of companies. As a result of our aggressive growth plans and integration of our previously acquired businesses, we have incurred significant expenses from equity awards and amortization of purchased intangibles, which have reduced our operating income. We remain focused on improving operating margins in fiscal 2018 and beyond.
Our typical subscription contract term is 12 to 36 months, although terms range from one to 60 months, so during any fiscal reporting period only a subset of active subscription contracts is eligible for renewal. We calculate our attrition rate as of the end of each month. Our current attrition rate, which does not include the Marketing and Commerce Cloud service offerings, was between eight and nine percent as of October 31, 2017. Our attrition rate, including the Marketing Cloud service offering, was approximately ten percent as of October 31, 2017. While it is difficult to predict, we expect our attrition rate to remain consistent as we continue to expand our enterprise business and invest in customer success and related programs.
We expect marketing and sales costs, which were 45 percent and 46 percent for the nine months ended October 31, 2017 and 2016, respectively, to continue to represent a substantial portion of total revenues in the future as we seek to grow our customer base, sell more products to existing customers, and continue to build greater brand awareness.
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
Sources of Revenues
We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our enterprise cloud computing services and from customers paying for additional support beyond the standard support that is included in the basic subscription fees; and (2) related professional services such as process mapping, project management, implementation services and other revenue. “Other revenue” consists primarily of training fees. Subscription and support revenues accounted for approximately 92 percent of our total revenues for the nine months ended October 31, 2017. Subscription revenues are driven primarily by the number of paying subscribers, varying service types, the price of our service and renewals. We define a “customer” as a separate and distinct buying entity (e.g., a company, a distinct business unit of a large corporation, a partnership, etc.) that has entered into a contract to access our enterprise cloud computing services. We define a “subscription” as a unique user account purchased by a customer for use by its employees or other customer-authorized users, and we refer to each such user as a “subscriber.” The number of paying subscriptions at each of our customers ranges from one to hundreds of thousands. None of our customers accounted for more than five percent of our revenues during the nine months ended October 31, 2017 and 2016.
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
Revenue by Cloud Service Offering
The information below is provided on a supplemental basis to give additional insight into the revenue performance of our individual core service offerings. All of the cloud offerings that we offer to customers are grouped into four major cloud service offerings. Subscription and support revenues consisted of the following (in millions):

	Three Months Ended October 31,			Nine Months Ended October 31,
	2017	2016	Variance- Percent	2017	2016	Variance- Percent
Sales Cloud	$906.5	$776.2	17%	$2,622.5	$2,255.7	16%
Service Cloud	738.1	589.9	25%	2,087.8	1,705.4	22%
Salesforce Platform and Other	495.3	370.7	34%	1,392.9	1,050.0	33%
Marketing and Commerce Cloud	346.2	247.2	40%	952.3	634.5	50%
Total	$2,486.1	$1,984.0		$7,055.5	$5,645.6
Subscription and support revenues from the Analytics Cloud, Community Cloud, IoT Cloud, and Salesforce Quip were not significant for the three and nine months ended October 31, 2017. Analytics Cloud, IoT Cloud and Salesforce Quip revenue is included with Salesforce Platform and Other in the table above. Community Cloud revenue is included in either Sales Cloud, Service Cloud or Salesforce Platform and Other depending on the primary service offering purchased.
As required under U.S. GAAP, we recorded deferred revenue related to acquired contracts from Demandware at fair value on the date of acquisition. As a result, we did not recognize certain revenues related to these acquired contracts that Demandware would have otherwise recorded as an independent entity. Of the $952.3 million subscription and support revenue for Marketing and Commerce Cloud for the nine months ended October 31, 2017, approximately $160.9 million was attributed to Commerce Cloud.
In situations where a customer purchases multiple cloud offerings, such as through an Enterprise License Agreement, we allocate the contract value to each core service offering based on the customer’s estimated product demand plan and the service that was provided at the inception of the contract. We do not update these allocations based on actual product usage during the term of the contract. We have allocated approximately 14 percent of our total subscription and support revenues for the three and nine months ended October 31, 2017 and 12 percent of our total subscription and support revenues for the three and nine months ended October 31, 2016, based on customers’ estimated product demand plans and these allocated amounts are included in the table above.
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
Seasonal Nature of Deferred Revenue, Accounts Receivable and Operating Cash Flow
Deferred revenue primarily consists of billings to customers for our subscription service. Over 90 percent of the value of our billings to customers is for our subscription and support service. We generally invoice our customers in annual cycles. Approximately 80 percent of the value of all subscription and support related invoices, excluding Demandware related invoices, were issued with annual terms during the three months ended October 31, 2017 and 2016. We typically issue renewal invoices in advance of the renewal service period, and depending on timing, the initial invoice for the subscription and services contract and the subsequent renewal invoice may occur in different quarters. This may result in an increase in deferred revenue and accounts receivable. There is a disproportionate weighting toward annual billings in the fourth quarter, primarily as a result of large enterprise account buying patterns. Our fourth quarter has historically been our strongest quarter for new business and renewals. The year on year compounding effect of this seasonality in both billing patterns and overall new and renewal business causes the value of invoices that we generate in the fourth quarter for both new business and renewals to increase as a proportion of our total annual billings. Accordingly, because of this billing activity, our first quarter is our largest collections and operating cash flow quarter.
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
The sequential quarterly changes in accounts receivable and the related deferred revenue and operating cash flow during the first quarter of our fiscal year are not necessarily indicative of the billing activity that occurs for the following quarters as displayed below (in thousands, except unbilled deferred revenue):

	October 31, 2017	July 31, 2017	April 30, 2017
Fiscal 2018
Accounts receivable, net	$1,519,916	$1,569,322	$1,439,875
Deferred revenue	4,392,082	4,818,634	5,042,652
Operating cash flow (1)	125,792	331,269	1,229,584
Unbilled deferred revenue	11.5 bn	10.4 bn	9.6 bn

	January 31, 2017	October 31, 2016	July 31, 2016	April 30, 2016
Fiscal 2017
Accounts receivable, net	$3,196,643	$1,281,425	$1,323,114	$1,192,965
Deferred revenue (2)	5,542,802	3,495,133	3,823,561	4,006,914
Operating cash flow (1)	706,146	154,312	250,678	1,051,062
Unbilled deferred revenue	9.0 bn	8.6 bn	8.0 bn	7.6 bn

	January 31, 2016	October 31, 2015	July 31, 2015	April 30, 2015
Fiscal 2016
Accounts receivable, net	$2,496,165	$1,060,726	$1,067,799	$926,381
Deferred revenue (2)	4,291,553	2,846,510	3,034,991	3,056,820
Operating cash flow (1)	470,208	162,514	304,278	735,081
Unbilled deferred revenue	7.1 bn	6.7 bn	6.2 bn	6.0 bn

(1)	Operating cash flow represents net cash provided by operating activities for the three months ended in the periods stated above.

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
We plan to continue to invest in marketing and sales by expanding our domestic and international selling and marketing activities, building brand awareness, attracting new customers and sponsoring additional marketing events. The timing of these marketing events, such as our annual and largest event, Dreamforce, will affect our marketing costs in a particular quarter. We expect that in the future, marketing and sales expenses will increase in absolute dollars and continue to be our largest cost. We also expect marketing and sales costs as a percentage of total revenues to either remain flat or decrease for the next several quarters.
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
During the nine months ended October 31, 2017, we recognized stock-based expense related to our equity plans for employees and non-employee directors of $759.3 million. As of October 31, 2017, the aggregate stock compensation remaining to be amortized to costs and expenses was approximately $2.0 billion. We expect this stock compensation balance to be amortized as follows: $234.5 million during the remaining three months of fiscal 2018; $777.8 million during fiscal 2019; $574.4 million during fiscal 2020; $303.6 million during fiscal 2021; $42.9 million during fiscal 2022 and $25.2 million thereafter. The expected amortization reflects only outstanding stock awards as of October 31, 2017 and assumes no forfeiture activity. We expect to continue to issue stock-based awards to our employees in future periods.

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
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the nine months ended October 31, 2017 as compared to the critical accounting policies and estimates disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 31, 2017.

Results of Operations
Three and Nine Months Ended October 31, 2017 and 2016
The following tables set forth selected data for each of the periods indicated (in thousands):

	Three Months Ended October 31,
	2017	As a % of Total Revenues	2016	As a % of Total Revenues
Revenues:
Subscription and support	$2,486,131	93%	$1,983,981	93%
Professional services and other	193,710	7	160,794	7
Total revenues	2,679,841	100	2,144,775	100
Cost of revenues (1)(2):
Subscription and support	528,182	20	426,487	20
Professional services and other	186,326	7	159,035	7
Total cost of revenues	714,508	27	585,522	27
Gross profit	1,965,333	73	1,559,253	73
Operating expenses (1)(2):
Research and development	393,998	15	311,459	15
Marketing and sales	1,184,733	44	997,993	47
General and administrative	270,614	10	246,765	11
Total operating expenses	1,849,345	69	1,556,217	73
Income from operations	115,988	4	3,036	0
Investment income	10,049	1	3,709	0
Interest expense	(21,557)	(1)	(21,946)	(1)
Other income (1)	1,921	0	1,782	0
Gains from acquisitions of strategic investments	0	0	833	0
Income (loss) before provision for income taxes	106,401	4	(12,586)	(1)
Provision for income taxes	(55,007)	(2)	(24,723)	(1)
Net income (loss)	$51,394	2%	$(37,309)	(2)%
(1) Amounts related to amortization of purchased intangibles from business combinations, as follows (in thousands):

	Three Months Ended October 31,
	2017	As a % of Total Revenues	2016	As a % of Total Revenues
Cost of revenues	$39,610	1%	$36,703	2%
Marketing and sales	30,067	1	28,064	1
Other income (expense)	367	0	579	0
(2) Amounts related to stock-based expenses, as follows (in thousands):

	Three Months Ended October 31,
	2017	As a % of Total Revenues	2016	As a % of Total Revenues
Cost of revenues	$33,494	1%	$26,783	1%
Research and development	66,626	2	50,372	2
Marketing and sales	116,992	4	93,718	4
General and administrative	34,165	1	33,878	2

	Nine Months Ended October 31,
	2017	As a % of Total Revenues	2016	As a % of Total Revenues
Revenues:
Subscription and support	$7,055,538	92%	$5,645,554	93%
Professional services and other	573,471	8	452,442	7
Total revenues	7,629,009	100	6,097,996	100
Cost of revenues (1)(2):
Subscription and support	1,484,982	20	1,154,044	19
Professional services and other	550,748	7	454,038	7
Total cost of revenues	2,035,730	27	1,608,082	26
Gross profit	5,593,279	73	4,489,914	74
Operating expenses (1)(2):
Research and development	1,156,526	15	863,935	14
Marketing and sales	3,464,986	45	2,828,784	46
General and administrative	813,868	11	709,622	12
Total operating expenses	5,435,380	71	4,402,341	72
Income from operations	157,899	2	87,573	2
Investment income	24,069	0	23,747	0
Interest expense	(65,382)	(1)	(64,665)	(1)
Other expense (1)	(2,695)	0	(11,500)	0
Gains from acquisitions of strategic investments	0	0	13,697	0
Income before benefit from (provision for) income taxes	113,891	1	48,852	1
Benefit from (provision for) income taxes	(53,968)	0	182,220	3
Net income	$59,923	1%	$231,072	4%
(1) Amounts related to amortization of purchased intangibles from business combinations, as follows (in thousands):

	Nine Months Ended October 31,
	2017	As a % of Total Revenues	2016	As a % of Total Revenues
Cost of revenues	$126,679	2%	$84,462	1%
Marketing and sales	91,274	1	66,601	1
Other income (expense)	1,118	0	1,927	0
(2) Amounts related to stock-based expenses, as follows (in thousands):

	Nine Months Ended October 31,
	2017	As a % of Total Revenues	2016	As a % of Total Revenues
Cost of revenues	$97,206	1%	$76,912	1%
Research and development	197,185	3	124,164	2
Marketing and sales	356,538	5	275,515	5
General and administrative	108,402	1	99,389	2

Revenues.

	Three Months Ended October 31,		Variance
(in thousands)	2017	2016	Dollars	Percent
Subscription and support	$2,486,131	$1,983,981	$502,150	25%
Professional services and other	193,710	160,794	32,916	20%
Total revenues	$2,679,841	$2,144,775	$535,066	25%

	Nine Months Ended October 31,		Variance
(in thousands)	2017	2016	Dollars	Percent
Subscription and support	$7,055,538	$5,645,554	$1,409,984	25%
Professional services and other	573,471	452,442	121,029	27%
Total revenues	$7,629,009	$6,097,996	$1,531,013	25%
Total revenues were $2.7 billion for the three months ended October 31, 2017, compared to $2.1 billion during the same period a year ago, an increase of $535.1 million, or 25 percent. Total revenues were $7.6 billion for the nine months ended October 31, 2017, compared to $6.1 billion during the same period a year ago, an increase of $1.5 billion, or 25 percent. Subscription and support revenues were $2.5 billion, or 93 percent of total revenues, for the three months ended October 31, 2017, compared to $2.0 billion, or 93 percent of total revenues, during the same period a year ago, an increase of $502.2 million, or 25 percent. Subscription and support revenues were $7.1 billion, or 92 percent of total revenues, for the nine months ended October 31, 2017, compared to $5.6 billion, or 93 percent of total revenues, during the same period a year ago, an increase of $1.4 billion, or 25 percent. The increase in subscription and support revenues was primarily caused by volume-driven increases from new business, which includes new customers, upgrades and additional subscriptions from existing customers. Our acquisition of Demandware in July 2016 contributed $160.9 million to the nine months ended October 31, 2017 as compared to $57.9 million from the date of acquisition to October 31, 2016. This was offset by a reduction in subscription revenues of approximately $20.0 million as a result of one less day in the nine months ended October 31, 2017 compared to the nine months ended October 31, 2016. We continue to invest in a variety of customer programs and initiatives which, along with increasing enterprise adoption, have helped keep our attrition rate consistent as compared to the prior year. Consistent attrition rates play a role in our ability to maintain growth in our subscription and support revenues. Changes in the net price per user per month have not been a significant driver of revenue growth for the periods presented. Professional services and other revenues were $193.7 million, or seven percent of total revenues, for the three months ended October 31, 2017, compared to $160.8 million, or seven percent of total revenues, for the same period a year ago, an increase of $32.9 million, or 20 percent. Professional services and other revenues were $573.5 million, or eight percent of total revenues, for the nine months ended October 31, 2017, compared to $452.4 million, or seven percent of total revenues, for the same period a year ago, an increase of $121.0 million, or 27 percent. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers.
Revenues by geography were as follows (in thousands):

	Three Months Ended October 31,
	2017	As a % of Total Revenues	2016	As a % of Total Revenues
Americas	$1,927,405	72%	$1,598,344	74%
Europe	493,732	18	337,497	16
Asia Pacific	258,704	10	208,934	10
	$2,679,841	100%	$2,144,775	100%

	Nine Months Ended October 31,
	2017	As a % of Total Revenues	2016	As a % of Total Revenues
Americas	$5,536,932	73%	$4,506,774	74%
Europe	1,367,718	18	1,012,671	17
Asia Pacific	724,359	9	578,551	9
	$7,629,009	100%	$6,097,996	100%

Revenues by geography are determined based on the region of the Salesforce contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 96 percent and 96 percent during the three months ended October 31, 2017 and 2016, respectively, and 96 percent and 96 percent during the nine months ended October 31, 2017 and 2016, respectively.
Revenues in Europe and Asia Pacific accounted for $752.4 million, or 28 percent of total revenues, for the three months ended October 31, 2017, compared to $546.4 million, or 26 percent of total revenues, during the same period a year ago, an increase of $206.0 million, or 38 percent. Revenues in Europe and Asia Pacific accounted for $2.1 billion, or 27 percent of total revenues, for the nine months ended October 31, 2017, compared to $1.6 billion, or 26 percent of total revenues, during the same period a year ago, an increase of $500.9 million, or 31 percent. The increase in revenues outside of the Americas was the result of the increasing acceptance of our services, our focus on marketing our services internationally and additional resources. Revenues outside of the Americas increased on a total dollar basis by $38.6 million and $33.5 million in the three and nine months ended October 31, 2017, respectively, compared to the same periods a year ago as a result of the weakening U.S. dollar.
Cost of Revenues.

	Three Months Ended October 31,		Variance
(in thousands)	2017	2016	Dollars
Subscription and support	$528,182	$426,487	$101,695
Professional services and other	186,326	159,035	27,291
Total cost of revenues	$714,508	$585,522	$128,986
Percent of total revenues	27%	27%

	Nine Months Ended October 31,		Variance
(in thousands)	2017	2016	Dollars
Subscription and support	$1,484,982	$1,154,044	$330,938
Professional services and other	550,748	454,038	96,710
Total cost of revenues	$2,035,730	$1,608,082	$427,648
Percent of total revenues	27%	26%
Cost of revenues was $714.5 million, or 27 percent of total revenues, for the three months ended October 31, 2017, compared to $585.5 million, or 27 percent of total revenues, during the same period a year ago, an increase of $129.0 million. Cost of revenues was $2.0 billion, or 27 percent of total revenues, for the nine months ended October 31, 2017, compared to $1.6 billion, or 26 percent of total revenues, during the same period a year ago, an increase of $427.6 million. For the three months ended October 31, 2017, the increase in absolute dollars was primarily due to an increase of $41.6 million in employee-related costs, an increase of $6.7 million in stock-based expenses, an increase of $53.7 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of amortization of purchased intangible assets of $2.9 million and an increase of $4.6 million in allocated overhead. For the nine months ended October 31, 2017, the increase in absolute dollars was primarily due to an increase of $149.1 million in employee-related costs, an increase of $20.3 million in stock-based expenses, an increase of $143.8 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of amortization of purchased intangible assets of $42.2 million and an increase of $22.8 million in allocated overhead. We have increased our headcount by 14 percent since October 31, 2016 to meet the higher demand for services from our customers and as a result of our fiscal 2017 acquisitions. We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity. We also plan to add additional employees in our professional services group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues in future periods.
The cost of professional services and other revenues was $186.3 million during the three months ended October 31, 2017 resulting in positive gross margins of $7.4 million. The cost of professional services and other revenues was $550.7 million during the nine months ended October 31, 2017 resulting in positive gross margin of $22.7 million. The cost of professional services and other revenues was $159.0 million during the three months ended October 31, 2016 resulting in positive gross margins of $1.8 million and $454.0 million during the nine months ended October 31, 2016 resulting in negative gross margins of $1.6 million. We expect the cost of professional services to be approximately in line with revenues from professional services in future fiscal quarters. We believe that this investment in professional services facilitates the adoption of our service offerings.

Operating Expenses.

	Three Months Ended October 31,		Variance
(in thousands)	2017	2016	Dollars
Research and development	$393,998	$311,459	$82,539
Marketing and sales	1,184,733	997,993	186,740
General and administrative	270,614	246,765	23,849
Total operating expenses	$1,849,345	$1,556,217	$293,128
Percent of total revenues	69%	73%

	Nine Months Ended October 31,		Variance
(in thousands)	2017	2016	Dollars
Research and development	$1,156,526	$863,935	$292,591
Marketing and sales	3,464,986	2,828,784	636,202
General and administrative	813,868	709,622	104,246
Total operating expenses	$5,435,380	$4,402,341	$1,033,039
Percent of total revenues	71%	72%
Research and development expenses were $394.0 million, or 15 percent of total revenues, for the three months ended October 31, 2017, compared to $311.5 million, or 15 percent of total revenues, during the same period a year ago, an increase of $82.5 million. Research and development expenses were $1.2 billion, or 15 percent of total revenues, for the nine months ended October 31, 2017, compared to $863.9 million, or 14 percent of total revenues, during the same period a year ago, an increase of $292.6 million. For the three months ended October 31, 2017, the increase in absolute dollars was primarily due to an increase of approximately $47.2 million in employee-related costs, an increase of $16.3 million in stock-based expenses, an increase in our development and test data center costs and allocated overhead. For the nine months ended October 31, 2017, the increase in absolute dollars was primarily due to an increase of approximately $164.0 million in employee-related costs, an increase of $73.0 million in stock-based expenses, an increase in our development and test data center costs and allocated overhead. We increased our research and development headcount by 14 percent since October 31, 2016 in order to improve and extend our service offerings, develop new technologies and integrate previously acquired companies, including our fiscal 2017 acquisitions. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to invest in additional employees and technology to support the development of new, and improve existing, technologies and the integration of acquired technologies.
Marketing and sales expenses were $1.2 billion, or 44 percent of total revenues, for the three months ended October 31, 2017, compared to $998.0 million, or 47 percent of total revenues, during the same period a year ago, an increase of $186.7 million. Marketing and sales expenses were $3.5 billion, or 45 percent of total revenues, for the nine months ended October 31, 2017, compared to $2.8 billion, or 46 percent of total revenues, during the same period a year ago, an increase of $636.2 million. For the three months ended October 31, 2017, the increase was primarily due to an increase of $164.1 million in employee-related costs and amortization of deferred commissions, an increase of $23.3 million in stock-based expenses, an increase in amortization of purchased intangible assets of $2.0 million, and allocated overhead, offset by a decrease of $24.3 million in advertising expenses. For the nine months ended October 31, 2017. the change was primarily due to an increase of $474.4 million in employee-related costs and amortization of deferred commissions, an increase of $81.0 million in stock-based expenses, an increase in amortization of purchased intangible assets of $24.7 million, and allocated overhead. Our marketing and sales headcount increased by 24 percent since October 31, 2016. The increase in headcount was primarily attributable to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.
General and administrative expenses were $270.6 million, or 10 percent of total revenues, for the three months ended October 31, 2017, compared to $246.8 million, or 11 percent of total revenues, during the same period a year ago, an increase of $23.8 million. General and administrative expenses were $813.9 million, or 11 percent of total revenues, for the nine months ended October 31, 2017, compared to $709.6 million, or 12 percent of total revenues, during the same period a year ago, an increase of $104.2 million. The increases were primarily due to an increase in employee-related costs. Our general and administrative headcount increased by 19 percent since October 31, 2016 as we added personnel to support our growth.

Other income and expense.

	Three Months Ended October 31,		Variance
(in thousands)	2017	2016	Dollars
Investment income	$10,049	$3,709	$6,340
Interest expense	(21,557)	(21,946)	389
Other income (expense)	1,921	1,782	139
Gains from acquisitions of strategic investments	0	833	(833)

	Nine Months Ended October 31,		Variance
(in thousands)	2017	2016	Dollars
Investment income	$24,069	$23,747	$322
Interest expense	(65,382)	(64,665)	(717)
Other income (expense)	(2,695)	(11,500)	8,805
Gains from acquisitions of strategic investments	0	13,697	(13,697)
Investment income consists of income on our cash and marketable securities balances. Investment income was $10.0 million for the three months ended October 31, 2017 compared to $3.7 million during the same period a year ago. Investment income was $24.1 million for the nine months ended October 31, 2017 and was $23.7 million during the same period a year ago. The increase was due to greater realized gains resulting from the sales of marketable securities in the three and nine months ended October 31, 2017.
Interest expense consists of interest on our convertible senior notes, capital leases, financing obligation related to 350 Mission, the loan assumed on 50 Fremont, revolving credit facility and the $500.0 million term loan that was entered into in connection with our acquisition of Demandware. Interest expense was $21.6 million for the three months ended October 31, 2017 compared to $21.9 million during the same period a year ago. Interest expense was $65.4 million for the nine months ended October 31, 2017 and was $64.7 million during the same period a year ago.
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
Benefit from (provision for) income taxes.

	Three Months Ended October 31,		Variance
(in thousands)	2017	2016	Dollars
Provision for income taxes	$(55,007)	$(24,723)	$(30,284)
Effective tax rate	52%	196%

	Nine Months Ended October 31,		Variance
(in thousands)	2017	2016	Dollars
Benefit from (provision for) income taxes	$(53,968)	$182,220	$(236,188)
Effective tax rate	47%	(373)%
We recognized a tax provision of $55.0 million on a pretax income of $106.4 million for the three months ended October 31, 2017 and a tax provision of $54.0 million on a pretax income of $113.9 million for the nine months ended October 31, 2017. The tax provision recorded was primarily related to income taxes in profitable jurisdictions outside of the United States.
In fiscal 2017, we recorded a tax provision of $24.7 million with a pretax loss of $12.6 million for the three months ended October 31, 2016. We finalized the fair value assessment of the assets acquired and liabilities assumed from Demandware, including the customer relationship asset and the customer contract asset during the third quarter of fiscal 2017. As a result of the updated valuation, we adjusted the net deferred tax liability recognized which correspondingly impacted our valuation allowance because the net deferred tax liability provided a source of additional income to support the realizability of our preexisting deferred tax assets. These changes to the valuation of the acquired assets resulted in a quarterly discrete tax expense of $60.0 million. Excluding this discrete item, we had a tax benefit of $35.3 million for the quarter. The tax benefit was related to our acquisitions which changed our quarterly earnings and the recognition of our interim tax provision, resulting in a favorable adjustment to our quarterly income tax provision.
Also in fiscal 2017, we recorded a tax benefit of $182.2 million with a pretax income of $48.9 million for the nine months ended October 31, 2016. The most significant component of this tax amount was the discrete tax benefit of $205.6 million from a partial release of the valuation allowance in connection with the acquisition of Demandware. The net deferred tax liability from the acquisition of Demandware provided a source of additional income to support the realizability of our preexisting deferred tax assets and, as a result, we released a portion of our valuation allowance. The tax benefit associated with the release of the valuation allowance was partially offset by income taxes in profitable jurisdictions outside of the United States.
Liquidity and Capital Resources
At October 31, 2017, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $3.6 billion and accounts receivable of $1.5 billion. Our cash, cash equivalents and marketable securities are comprised primarily of corporate notes and obligations, U.S. treasury securities, asset backed securities, foreign government obligations, mortgage backed obligations, time deposits, money market mutual funds and municipal securities.
Net cash provided by operating activities was $1.7 billion during the nine months ended October 31, 2017 and $1.5 billion during the same period a year ago. Cash provided by operating activities has historically been affected by the amount of net income adjusted for non-cash expense items such as depreciation and amortization; amortization of purchased intangibles from business combinations; amortization of debt discount; the expense associated with stock-based awards; gains from acquisitions of strategic investments; the timing of employee related costs including commissions and bonus payments; the timing of payments against accounts payable, accrued expenses and other current liabilities; the timing of collections from our customers, which is our largest source of operating cash flows; the timing of business combination activity and the related integration and transaction costs; and changes in working capital accounts.
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
Net cash used in investing activities was $1.4 billion during the nine months ended October 31, 2017 and $2.2 billion during the same period a year ago. The net cash used in investing activities during the nine months ended October 31, 2017 primarily related to purchases of marketable securities of approximately $1.4 billion, new office build outs and strategic and capital investments which were offset by the cash inflows for the period from the sales of marketable securities of $437.2 million.
Net cash provided by financing activities was $201.9 million during the nine months ended October 31, 2017 as compared to $737.7 million during the same period a year ago. Net cash provided by financing activities during the nine months ended October 31, 2017 consisted primarily of $484.8 million from proceeds from equity plans offset by $200.0 million repayment of the revolving credit facility and $82.9 million of principal payments on capital lease obligations.
In March 2013, we issued at par value $1.15 billion of 0.25% convertible senior notes (“0.25% Senior Notes”), due April 1, 2018, unless earlier purchased by us or converted. The Notes will be convertible if during any 20 trading days during the 30 consecutive trading days of any fiscal quarter, our common stock trades at a price exceeding 130% of the conversion price of $66.44 per share applicable to the Notes. The Notes are classified as a current liability on our consolidated balance sheet as of October 31, 2017 as they are due within one year. For the 20 trading days during the 30 consecutive trading days ended

October 31, 2017, our common stock traded at a price exceeding 130% of the conversion price of $66.44 per share applicable to the 0.25% Senior Notes. Accordingly, the 0.25% Senior Notes will be convertible at the holders’ option for the quarter ending January 31, 2018. As of October 31, 2017 the remaining principal balance of the 0.25% Senior Notes outstanding is $1.15 billion.
In July 2016, we entered into a credit agreement (“Revolving Loan Credit Agreement”), which provides for a $1.0 billion unsecured revolving credit facility (“Credit Facility”) that matures in July 2021. We may use any future borrowings under the Credit Facility for refinancing other indebtedness, working capital, capital expenditures and other general corporate purposes, including permitted acquisitions. We may borrow amounts under the Credit Facility at any time during the term of the Revolving Loan Credit Agreement. As of October 31, 2017, we had no outstanding borrowings under the Credit Facility.
The Revolving Loan Credit Agreement contains certain customary affirmative and negative covenants, including a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, a limit on our ability to incur additional indebtedness, dispose of assets, make certain acquisition transactions, pay dividends or distributions, and certain other restrictions on our activities each defined specifically in the Revolving Loan Credit Agreement. We were in compliance with the Revolving Loan Credit Agreement’s covenants as of October 31, 2017.
In July 2016, in order to partially finance the acquisition of Demandware, we entered into a $500.0 million term loan (“Term Loan”) which matures in July 2019. As of October 31, 2017, the noncurrent outstanding principal portion of the Term Loan was $500.0 million.
As of October 31, 2017, we have a total of $96.6 million in letters of credit outstanding in favor of certain landlords for office space. To date, no amounts have been drawn against the letters of credit, which renew annually and expire at various dates through December 2030.
We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.
Our principal commitments consist of obligations under leases for office space, co-location data center facilities and our development and test data center, as well as leases for computer equipment, software, furniture and fixtures. At October 31, 2017, the future non-cancelable minimum payments under these commitments were as follows (in thousands):

	Capital Leases	Operating Leases	Financing Obligation - Leased Facility
Fiscal Period:
Remaining three months of Fiscal 2018	$22,974	$152,711	$5,433
Fiscal 2019	115,830	575,237	21,881
Fiscal 2020	201,616	503,390	22,325
Fiscal 2021	73	368,148	22,770
Fiscal 2022	37	282,804	23,214
Thereafter	3	1,408,213	210,713
Total minimum lease payments	340,533	$3,290,503	$306,336
Less: amount representing interest	(23,384)
Present value of capital lease obligations	$317,149
The majority of our operating lease agreements provide us with the option to renew. Our future operating lease obligations would change if we exercised these options and if we entered into additional operating lease agreements as we expand our operations.
The financing obligation above represents the total obligation for our lease of approximately 445,000 rentable square feet of office space at 350 Mission St. ("350 Mission") in San Francisco, California. As of October 31, 2017, $218.8 million of the total obligation noted above was recorded to Financing obligation - leased facility, of which the current portion is included in “Accounts payable, accrued expenses and other liabilities” and the noncurrent portion is included in “Other noncurrent liabilities” on the consolidated balance sheets.
In April 2016, we entered into an agreement with a third-party provider for certain infrastructure services for a period of four years. We paid $96.0 million in connection with this agreement during the nine months ended October 31, 2017. The agreement further provides that we will pay an additional $108.0 million in fiscal 2019 and $126.0 million in fiscal 2020.
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
During the remaining three months of fiscal 2018 and in future fiscal years, we expect to continue to make additional investments in our infrastructure to scale our operations and increase productivity. We plan to upgrade or replace various internal systems to scale with the overall growth of the Company. Additionally, we expect capital expenditures to be higher in absolute dollars and remain consistent as a percentage of total revenues in future periods as a result of continued office build-outs, other leasehold improvements and data center investments.
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
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $3.6 billion at October 31, 2017. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least BBB or better. The cash, cash equivalents and marketable securities are held for general corporate purposes including possible acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase or decrease in interest rates of 100-basis points at October 31, 2017 could result in a $31.5 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.
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
The Notes have a fixed annual interest rate of 0.25% and therefore, we do not have economic interest rate exposure on the Notes. However, the value of the Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our Notes is affected by our stock price. The principal balance of our Notes was $1.15 billion as of October 31, 2017. The total estimated fair value of our Notes at October 31, 2017 was $1.8 billion. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the third quarter of fiscal 2018, which was $102.34.
In July 2016, we amended our credit agreement (“Revolving Loan Credit Agreement”) to provide for a $1.0 billion unsecured revolving credit facility (“Credit Facility”) that matures in July 2021.
The Borrowings under the Credit Facility bear interest, at our option, at a base rate plus a spread of 0.00% to 0.75% or an adjusted LIBOR rate plus a spread of 1.00% to 1.75%, in each case with such spread being determined based on our consolidated leverage ratio for the preceding four fiscal quarter period. Regardless of what amounts, if any, are outstanding under the revolving credit facility, we are also obligated to pay an ongoing commitment fee on undrawn amounts at a rate of 0.125% to 0.25%, with such rate being based on our consolidated leverage ratio for the preceding four fiscal quarter period, payable in arrears quarterly. As of October 31, 2017 there was no outstanding borrowing amount under the Credit Facility.
In February 2015, we assumed a $200.0 million loan with the acquisition of 50 Fremont (“Loan”). The Loan bears an interest rate of 3.75% per annum and is due in June 2023. For the remainder of fiscal 2018, the Loan requires interest only payments. Beginning in fiscal 2019, principal and interest payments are required, with the remaining principal due at maturity. The Loan can be prepaid at any time subject to a yield maintenance fee. The agreement governing the Loan contains certain customary affirmative and negative covenants that we were in compliance with as of October 31, 2017.
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
By entering into the Term Loan, we have assumed risks associated with variable interest rates based upon a variable base rate or LIBOR. The weighted average interest rate on the Term Loan was 2.2% as of October 31, 2017. Changes in the overall level of interest rates affect the interest expense that we recognize in our statements of operations.
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
We have an investment portfolio that includes strategic investments in public and privately held companies, which range from early-stage companies to more mature companies with established revenue streams and business models. Our portfolio consists of investments in over 200 privately held companies and three public companies, primarily comprised of independent software vendors and system integrators. Our investments in these companies range from $0.2 million to over $90.0 million, with 16 investments individually equal to or in excess of approximately $10.0 million.

We invest in early-to-late stage enterprise cloud companies for strategic reasons and to support key business initiatives to grow our ecosystem of partners and accelerate the adoption of cloud technologies. We invest in both domestic and international companies and currently hold investments in all of our regions: the Americas, Europe, and Asia Pacific. We plan to continue to invest in these types of strategic investments, including in companies representing targeted geographies and targeted business and technological initiatives, as opportunities arise that we find attractive
The primary purpose of our investments is to create an ecosystem of enterprise cloud companies and accelerate the growth of technology startups and system integrators. Therefore, we continually evaluate our investments in publicly traded companies, post public offering, for exit strategies. Our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering. Currently, one of our publicly held investments is subject to such a contractual obligation, which expires in the first quarter of fiscal 2019.
Our strategic investments in privately held companies are primarily in preferred stock of the respective investees and therefore provide us with liquidation preferences in the event there are certain liquidation events. When our ownership interests are less than 20 percent and we do not have the ability to exert significant influence, we account for investments in non-marketable debt at their estimated fair value and equity securities of the privately held companies using the cost method of accounting. Otherwise, we account for the investments using the equity method of accounting.
As of October 31, 2017 and January 31, 2017 the carrying value of our investments in privately held companies was $570.1 million and $526.0 million, respectively. The estimated fair value of our investments in privately held companies was $803.9 million and $758.3 million as of October 31, 2017 and January 31, 2017, respectively. The financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation to the cost of our initial investment. If we determine that any of our investments in such companies have experienced a decline in fair value, we may be required to record an impairment that is other-than-temporary, which could be material. We have in the past recorded other than temporary impairments or written off the full value of specific investments. Similar situations could occur in the future and negatively impact our financial results. All of our investments are subject to a risk of partial or total loss of investment capital.

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
Risks Related to Our Business and Industry
If our security measures or those of our third-party data center hosting facilities, cloud computing platform providers, or third-party service partners, are breached, and unauthorized access is obtained to a customer’s data, our data or our Information Technology ("IT") systems, or authorized access is blocked or disabled, our services may be perceived as not being secure, customers may curtail or stop using our services, and we may incur significant legal and financial exposure and liabilities.
Our services involve the storage and transmission of our customers’ and our customers' customers' proprietary and other sensitive data, including financial information and other personally identifiable information. Security breaches could expose us to a risk of loss or inappropriate use of this information, or the denial of access to this information, any of which could result in litigation and possible liability. While we have security measures in place, they may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise and result in someone obtaining unauthorized access to, or denying authorized access to our IT systems, our customers’ data or our data, including our intellectual property and other confidential business information. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data, our data or our IT systems. Because the techniques used to breach, obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our customers may authorize third-party technology providers to access their customer data, and some of our customers may not have adequate security measures in place to protect their data that is stored on our servers. Because we do not control our customers or third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the integrity or security of such transmissions or processing. Malicious third parties may also conduct attacks designed to temporarily deny customers access to our services. Any security breach could result in a loss of confidence in the security of our services, damage our reputation, negatively impact our future sales, disrupt our business and lead to legal liability.
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
Regulation related to the provision of services over the Internet is evolving, as federal, state and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and the collection, processing, storage, transfer and use of data. In some cases, new data privacy laws and regulations, such as the European Union’s ("EU") General Data Protection Regulation that takes effect in May 2018 and an amended Act on the Protection of Personal Information in Japan, impose new obligations directly on Salesforce as both a data controller and a data processor, as well as on many of our customers. These new laws may require us to make changes to our services to enable Salesforce and/or our customers to meet the new legal requirements, and may also increase our potential liability exposure through higher potential penalties for non-compliance. Further, laws such as the European Union’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, and the tracking of individuals’ online activities. These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data or, in some cases, impact our ability to offer our services in certain locations or our customers' ability to deploy our solutions globally. For example, ongoing legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the European Economic Area to the United States could result in further limitations on the ability to transfer data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support cross-border data transfers, such as the EU-U.S. and Swiss-U.S. Privacy Shield framework. Additionally, certain countries have passed or are considering passing laws requiring local data residency. The costs of compliance with, and other burdens imposed by, privacy laws, regulations and standards may limit the use and adoption of our services, reduce overall demand for our services, make it more difficult to meet expectations from or commitments to customers, lead to significant fines, penalties or liabilities for noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business.
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
In addition, certain countries have implemented legislative and technological actions that either do or can effectively regulate access to the Internet.  These actions could potentially limit or interrupt access to our services from certain countries or Internet Service Providers and result in the loss of potential or existing customers and harm our business.
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

Many of our current and potential competitors may have competitive advantages, such as greater name recognition, longer operating histories, significant installed bases, broader geographic scope, and larger marketing budgets, as well as substantially greater financial, technical, and other resources. In addition, many of our current and potential competitors have established marketing relationships and access to larger customer bases, and have major distribution agreements with consultants, system integrators and resellers. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Furthermore, because of these advantages, even if our services are more effective than the products and services that our competitors offer, potential customers might select competitive products and services in lieu of purchasing our services. For all of these reasons, we may not be able to compete successfully against our current and future competitors.
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

•
the impact of new accounting pronouncements and associated system implementations, for example, the adoption of Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which includes the accounting for revenue recognized and capitalized costs.

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
Due to the pace of change and innovation in enterprise cloud computing services, the unpredictability of future general economic and financial market conditions, the impact of foreign currency exchange rate fluctuations, the growing complexity of our business, including the use of multiple pricing and packaging models, and our increasing focus on enterprise cloud computing services, we may not be able to realize our projected revenue growth plans. We plan our expense levels and investment on estimates of future revenue and future anticipated rate of growth. We may not be able to adjust our spending appropriately if the addition of new subscriptions or the renewals of existing subscriptions fall short of our expectations. A portion of our expenses may also be fixed in nature for some minimum amount of time, such as with a data center contract or office lease, so it may not be possible to reduce costs in a timely manner or without the payment of fees to exit certain obligations early. As a result, we expect that our revenues, operating results and cash flows may fluctuate significantly on a quarterly basis. Our recent revenue growth rates may not be sustainable and may decline in the future. We believe that historical period-to-period comparisons of our revenues, operating results and cash flows may not be meaningful and should not be relied upon as an indication of future performance.
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
Additionally, if we are unable to develop enhancements to and new features for our existing or new services that keep pace with rapid technological developments, our business will be harmed. The success of enhancements, new features and services depends on several factors, including the timely completion, introduction and market acceptance of the feature, service or enhancement. Failure in this regard may significantly impair our revenue growth. In addition, because our services are designed to operate over various network technologies and on a variety of mobile devices, operating systems and computer hardware and software platforms using a standard browser, we will need to continuously modify and enhance our services to keep pace with changes in Internet-related hardware, software, communication, browser, app development platform and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market timely. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development or service delivery expenses. Any failure of our services to operate effectively with future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and harm our business.
Additionally, if we fail to anticipate or identify significant Internet-related and other technology trends and developments early enough, or if we do not devote appropriate resources to adapting to such trends and developments, our business could be harmed.
Sales to customers outside the United States expose us to risks inherent in international operations.
We sell our services throughout the world and are subject to risks and challenges associated with international business. We intend to continue to expand our international sales efforts. The risks and challenges associated with sales to customers outside the United States or those that can affect international operations generally, include:

•	localization of our services, including translation into foreign languages and associated expenses;

•	regulatory frameworks or business practices favoring local competitors;

•	pressure on the creditworthiness of sovereign nations, particularly in Europe, where we have customers and a balance of our cash, cash equivalents and marketable securities;

•	evolving domestic and international tax environments;

•
liquidity issues or political actions by sovereign nations, which could result in decreased values of these balances or potential difficulties protecting our foreign assets or satisfying local obligations;

•	foreign currency fluctuations and controls;

•
compliance with multiple, conflicting, ambiguous or evolving governmental laws and regulations, including employment, tax, privacy, anti-corruption, import/export, antitrust, data transfer, storage and protection, and industry-specific laws and regulations, including rules related to compliance by our third-party resellers;

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
Our customers have no obligation to renew their subscriptions for our services after the expiration of their contractual subscription period, which is typically 12 to 36 months, and in the normal course of business, some customers have elected not to renew. In addition, our customers may renew for fewer subscriptions, renew for shorter contract lengths, or switch to lower cost offerings of our services. It is difficult to predict attrition rates given our varied customer base of enterprise and small and medium size business customers and the number of multi-year subscription contracts. Our attrition rates may increase or fluctuate as a result of a number of factors, including customer dissatisfaction with our services, customers’ spending levels, mix of customer base, decreases in the number of users at our customers, competition, pricing increases or changes and deteriorating general economic conditions.
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
If third-party developers and providers do not continue to embrace our technology delivery model and enterprise cloud computing services, or if our customers seek warranties from us for third-party applications and integrations, our business could be harmed.
Our success depends on the willingness of third-party developers and technology providers to build applications and provide integrations that are complementary to our services. Without the development of these applications and integrations, both current and potential customers may not find our services sufficiently attractive. In addition, for those customers who authorize a third-party technology partner access to their data, we do not provide any warranty related to the functionality, security and integrity of the data transmission or processing. Despite contract provisions to protect us, customers may look to us to support and provide warranties for the third-party applications and integrations, which may expose us to potential claims, liabilities and obligations for applications we did not develop or sell, all of which could harm our business.
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
Our tax provision could also be impacted by changes in accounting principles, changes in U.S. federal and state or international tax laws applicable to corporate multinationals. Countries such as the United Kingdom and Australia have enacted new legislation in recent years, while other countries are currently considering fundamental law changes. In particular, U.S. lawmakers recently proposed many significant changes that could have a material impact on our financial statements. Additionally, changes in taxing jurisdictions' administrative interpretations, decisions, policies and positions could also impact our tax liabilities.
We may also be subject to additional tax liabilities and penalties due to changes in non-income based taxes resulting from changes in federal, state or international tax laws, changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions, results of tax examinations, settlements or judicial decisions, changes in accounting principles, changes to the business operations, including acquisitions, as well as the evaluation of new information that results in a change to a tax position taken in a prior period.
Our debt service obligations and operating lease commitments may adversely affect our financial condition and cash flows from operations.
We have a substantial level of debt, including the 0.25% convertible senior notes we issued in March 2013 (“0.25% Senior Notes”) due April 1, 2018, the loan we assumed when we purchased an office building located at 50 Fremont Street in San Francisco, California (“50 Fremont”), the $500.0 million term loan to finance our acquisition of Demandware, due July 11, 2019 (the “term loan”) and capital lease arrangements. Additionally, we have significant contractual commitments in operating lease arrangements, which are not reflected on our consolidated balance sheets. In addition, we have a financing obligation for a leased facility of which we are deemed the owner for accounting purposes. In July 2016, we amended and restated our revolving credit facility under which we can draw down up to $1.0 billion. Maintenance of our indebtedness and contractual commitments and any additional issuances of indebtedness could:

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In connection with the acquisition of MetaMind, Inc. in April 2016, the Company issued 1,580 shares of Company common stock on October 2, 2017. This issuance was made in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”): Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act, and Regulation S promulgated under the Securities Act.
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

Index to Exhibits

Exhibit No.	Exhibit Description	Provided Herewith	Incorporated by Reference
			Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of salesforce.com, inc.		8-K	001-32224	3.1	06/03/2016

3.2	Amended and Restated Bylaws of salesforce.com, inc.		8-K	001-32224	3.2	03/21/2016

10.1	Form of Sub-Reseller Agreement to Reseller Agreement between salesforce.com, inc. and Salesforce.org	X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 22, 2017
salesforce.com, inc.

	By:	/S/ MARK J. HAWKINS
Mark J. Hawkins
President and Chief Financial Officer (Principal Financial Officer)

Dated: November 22, 2017
salesforce.com, inc.

	By:	/S/ JOE ALLANSON
Joe Allanson
Executive Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)