Form 10-K
period 2018-01-31
SALESFORCE COM INC
filed 2018-03-09
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Based on the closing price of the Registrant’s Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was July 31, 2017, the aggregate market value of its shares (based on a closing price of $90.80 per share) held by non-affiliates was approximately $45.5 billion. Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that owned 5 percent or more of the Registrant’s outstanding Common Stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 28, 2018, there were approximately 731.5 million shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended January 31, 2018, are incorporated by reference in Parts II and III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “assumes,” “may,” “should,” “could,” “would,” “foresees,” “forecasts,” “predicts,” “targets,” variations of such words and similar expressions are intended to identify such forward-looking statements, which may consist of, among other things, trend analyses and statements regarding future events, future financial performance, anticipated growth and industry prospects. These forward-looking statements are based on current expectations, estimates and forecasts, as well as the beliefs and assumptions of our management, and are subject to risks and uncertainties that are difficult to predict, including: the effect of general economic and market conditions; the impact of foreign currency exchange rate and interest rate fluctuations on our results; our business strategy and our plan to build our business, including our strategy to be the leading provider of enterprise cloud computing applications and platforms; the pace of change and innovation in enterprise cloud computing services; the competitive nature of the market in which we participate; our international expansion strategy; our service performance and security, including the resources and costs required to prevent, detect and remediate potential security breaches; the expenses associated with new data centers and third-party infrastructure providers; additional data center capacity; real estate and office facilities space; our operating results and cash flows; new services and product features; our strategy of acquiring or making investments in complementary businesses, joint ventures, services, technologies and intellectual property rights; the performance and fair value of our investments in complementary businesses through our strategic investment portfolio; our ability to realize the benefits from strategic partnerships and investments; our ability to successfully integrate acquired businesses and technologies; our ability to continue to grow and maintain deferred revenue and unbilled deferred revenue; our ability to protect our intellectual property rights; our ability to develop our brands; our reliance on third-party hardware, software and platform providers; our dependency on the development and maintenance of the infrastructure of the Internet; the effect of evolving domestic and foreign government regulations, including those related to the provision of services on the Internet, those related to accessing the Internet, and those addressing data privacy, cross-border data transfers and import and export controls; the valuation of our deferred tax assets; the potential availability of additional tax assets in the future; the impact of new accounting pronouncements and tax laws, including the U.S. Tax Cuts and Jobs Act, and interpretations thereof; uncertainties affecting our ability to estimate our tax rate; the impact of expensing stock options and other equity awards; the sufficiency of our capital resources; factors related to our outstanding convertible notes, revolving credit facility, term loan and loan associated with 50 Fremont; compliance with our debt covenants and capital lease obligations; current and potential litigation involving us; and the impact of climate change. These and other risks and uncertainties may cause our actual results to differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below under “Risk Factors” and elsewhere in this report for additional detail regarding factors that may cause actual results to be different than those expressed in our forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.
PART I.

ITEM 1. BUSINESS
Overview
Salesforce is a global leader in customer relationship management, or CRM, software. We deliver our cloud-based software through the internet as a service. We introduced our first CRM solution in 2000, and have since expanded our service offerings into new areas and industries, as well as introduced new features and platform capabilities. Our core mission is to empower our customers to connect with their customers in entirely new ways through cloud, mobile, social, Internet of Things (“IoT”) and artificial intelligence (“AI”) technologies.
Our service offerings are designed to be intuitive and easy to use. They can be deployed rapidly via mobile devices and major internet browsers, configured easily and integrated with other platforms and enterprise applications. We sell to businesses of all sizes and in almost every industry worldwide on a subscription basis, primarily through our direct sales efforts and also indirectly through partners. Through our platform and other developer tools, we also enable third parties to develop additional functionality and new applications, or apps, that run on our platform, which are sold separately from, or in conjunction with, our service offerings.
We deliver a comprehensive portfolio of service offerings including sales force automation, customer service and support, marketing automation, digital commerce, community management, collaboration, industry-specific solutions and the Salesforce Platform, also referred to as the Customer Success Platform, which includes Trailhead, Einstein AI, Lightning, IoT, Heroku, Analytics and the AppExchange.

Salesforce operates with a set of core values: trust, growth, innovation and equality. At Salesforce, we believe nothing is more important than the trust of our customers. Customers trust our technology to deliver the highest levels of security, reliability and availability at scale. Our continuous innovation and the democratization of both technology and innovation drives customer success, which in turn drives mutual growth.
Salesforce also believes in giving back. We pioneered, and have inspired other companies to adopt, an integrated philanthropy model called the 1-1-1 model, which leverages 1% of a company's equity, employee time and product to help improve communities around the world. In addition, we have spearheaded initiatives to create a world where equal pay, equal advancement, equal opportunity and equal rights become a reality for our employees and the broader world. We also strive to play a meaningful role in creating a sustainable, low-carbon future by delivering a carbon neutral cloud, operating as a net-zero greenhouse gas emissions company and by working to achieve our goal of 100 percent renewable energy for our global operations.
We were incorporated in Delaware in February 1999, and our principal executive offices are located in San Francisco, California. Our principal website address is www.salesforce.com and our office address is The Landmark @ One Market, Suite 300, San Francisco, California 94105.
Our Cloud Service Offerings
Our cloud service offerings are as follows:
Sales Cloud. The Sales Cloud empowers sales teams to sell faster, smarter and the way they want. No matter the industry, role or company size, Sales Cloud enables companies to store data, monitor leads and progress, forecast opportunities, gain insights through analytics and relationship intelligence, and deliver quotes, contracts and invoices.
Service Cloud. The Service Cloud enables companies to deliver smarter, faster and more personalized customer service and support. Our customers use the Service Cloud to connect their service agents with customers anytime and anywhere, on popular devices and across multiple channels: phone, email, messaging, chat, live video, SMS, self-service web portals, social networks, online communities and directly within their own products and mobile apps. In addition, Service Cloud also offers a field service solution that enables companies to connect agents, dispatchers and mobile employees through one centralized platform, on which they can schedule and dispatch work intelligently, and track and manage jobs in real-time.
Marketing Cloud. The Marketing Cloud enables companies to plan, personalize and optimize one-to-one customer marketing journeys, including interactions across email, mobile, social, web and connected products. In addition, companies can segment and target audiences to power precise digital marketing at scale. With the Marketing Cloud, customer data can also be integrated with the Sales Cloud and Service Cloud in the form of leads, contacts and customer service cases to give companies a complete view of their customers.
Commerce Cloud. The Commerce Cloud empowers brands to unify the customer experience across all points of commerce, including mobile, web, social and store. With embedded AI that delivers a personalized shopping experience, and a robust partner ecosystem, Commerce Cloud helps companies drive increased engagement, conversion, revenue and loyalty from their customers.
Community Cloud. The Community Cloud enables companies to quickly create and manage trusted, branded digital destinations for customers, partners and employees. This allows companies to engage and collaborate directly with groups of people by giving them access to relevant information, apps and experts.
Quip. The Quip collaboration platform combines documents, spreadsheets, apps, and chat with live CRM data to deliver a central hub for teams to create, collaborate and get work done. Built mobile-first, Quip breaks down communication barriers and silos to enable every business to collaborate online, offline and from any device.
Industry Offerings. To meet the needs of our customers in certain industries, we also provide solutions for Financial Services, Healthcare and Government. Financial Services Cloud enables retail banking and wealth management institutions to bring together disparate lines of business, geographies and channels to put customers at the center of every interaction. For example, Health Cloud is a patient and member relationship platform that harnesses our cloud, social and mobile technologies to deliver more personalized engagement by providing a complete view of the patient, intelligent care collaboration and a connected patient engagement experience. Government Cloud provides departments and agencies with a group of connected cloud services and solutions enabling any agency to build modern, connected app experiences that empower them to work faster, smarter and the way they want.
Salesforce Platform. The Salesforce Platform includes tools customers can leverage to build intelligent and connected enterprise apps. Thousands of partner-built apps and millions of custom apps built by customers have been developed on the Salesforce Platform. The Salesforce Platform also offers a full continuum of AI, no-code, low-code and code development and integration services, including Trailhead, Einstein AI, Lightning, IoT, Heroku, Analytics and the AppExchange.

•
Trailhead is our free, gamified, interactive online learning platform, where anyone can become a Trailblazer by learning in-demand skills, including administering our services and developing on the Salesforce Platform.

•
Einstein AI is a set of advanced AI capabilities embedded across the entire Salesforce Platform that automatically discovers relevant insights, predicts future behavior, proactively recommends best next actions and automates tasks.

•	Salesforce Lightning is a component-based experience, platform and ecosystem that allows customers to create apps fast with clicks, not code.

•	IoT is a platform service that allows businesses to use IoT data at scale with tools to create rules-based automation to deliver proactive sales, service and marketing.

•	Heroku is an app development Platform-as-a-Service for building mobile and web customer apps.

•	Analytics delivers complete, intelligent analytics so customers can explore their business data, uncover new insights, make smarter decisions and take action from any device.

•
AppExchange is an enterprise cloud marketplace that allows customers to extend the Salesforce Platform to every department and every industry with more than 5,000 solutions, 5,000,000 customer installs and 70,000 peer reviews.

Success Cloud. We offer professional services to help customers achieve business results faster with Salesforce solutions. Our architects and innovation program teams act as advisors to plan and execute digital transformations for our customers. We provide best-practices based support and adoption programs globally. In addition, we provide more advanced education, including instructor-led and online courses to certify our customers and partners on architecting, administering, deploying and developing our service offerings.
Business Benefits of Using Our Solution
The key advantages of our solution include, but are not limited to the following:
Secure, private, scalable and reliable. Our services have been designed to provide our customers with high levels of performance, reliability and security. We have built, and continue to invest in, a comprehensive security infrastructure, including firewalls, intrusion detection systems and encryption for transmission over the Internet, which we monitor, test and update on an ongoing basis. We built and maintain a multi-tenant application architecture that has been designed to enable our services to scale securely, reliably and cost effectively considering, among other things, the Framework for Improving Critical Infrastructure Cybersecurity issued by the National Institute of Standards and Technology, which assembles standards, guidelines and practices. Our multi-tenant application architecture maintains the integrity and separation of customer data while still permitting all customers to use the same application functionality simultaneously. Our cloud services have received an extensive set of third-party data protection compliance certifications and attestations across geographical regions and industries, demonstrating our unwavering commitment to customer trust.
Rapid deployment and lower total cost of ownership. Our services can be deployed rapidly since our customers do not have to spend time procuring, installing or maintaining the servers, storage, networking equipment, security products or other hardware and software. We enable customers to achieve up-front savings relative to the traditional enterprise software model. Customers benefit from the predictability of their future costs since they generally pay for the service on a per subscriber basis for the term of the subscription contract. We further reduce the total cost of ownership of our cloud services over the subscription term by delivering multiple releases per year which automatically introduce new features and functionality, while preserving previous customizations and integrations that minimize additional customer engineering investment for compatibility.
Ease of integration and configuration. Our customers and partners are able to integrate and configure our solutions with existing applications quickly and seamlessly. We provide a set of application programming interfaces (“APIs”) that enable customers and independent software developers to both integrate our solutions with existing third-party, custom and legacy apps and write their own application services that integrate with our solutions. For example, many of our customers use our Salesforce Platform API to move customer-related data from custom-developed and packaged applications into our services on a periodic basis to provide greater visibility into their activities. Administrators, developers and business users can also take advantage of our custom-branded tool sets with point-and-click ease to develop reusable components to tailor and extend the CRM experience with AI, IoT data and content.
Ease of use. We have designed our solutions to be intuitive and easy to use. Our solutions contain many modern and recognizable tools and features that are similar to popular consumer websites, which provide a more familiar user experience than traditional enterprise software. As a result, our users can often use and gain benefit from our solutions with minimal training.
Rapid development of apps. Our customers and third-party developers can create apps rapidly because of the ease of use and the benefits of a multi-tenant platform. We provide the capability for business users to configure our applications to suit their specific needs and also support a variety of programming languages so developers can code complex apps spanning multiple business processes. By providing infrastructure and development environments on demand, we provide developers the opportunity to create new and innovative apps without having to invest in hardware. Developers can create, test and support their apps on the Salesforce Platform and make their apps accessible for a subscription fee to customers. With millions of installations of third-party developed apps, the AppExchange demonstrates the growing Salesforce ecosystem.
Continuous innovation. We release hundreds of new features to all of our customers multiple times a year. Our metadata-driven, multi-tenant cloud enables every customer to run their business on the latest release without disruption. We readily embrace the ideas and opinions of our Trailblazer community, comprised of customers, innovators, technology disruptors and global shapers, through our Ideas Exchange, which is a forum to provide feedback and suggest new features for future service releases. Because we deploy all upgrades on our servers, new features and functionality automatically become part of our service on the upgrade release date, benefiting all of our customers immediately.
Positive environmental impact. Our multi-tenant cloud computing model has a much smaller environmental footprint than traditional Information Technology ("IT") hardware and software. When organizations move business applications to Salesforce, they can significantly reduce their energy use and carbon footprint compared to traditional on-premises solutions.
Our Growth Strategy
We invest for future growth by focusing on the following key priorities:
Cross selling and upselling. We see significant opportunity to deepen our relationships with our existing customers. As our customers realize the benefits of our services, we aim to upgrade the customer experience with premium editions and additional subscriptions by targeting new functional areas and business units, ultimately becoming our customers' trusted advisors, inspiring enterprise-wide digital transformation and accelerating strategic engagements through direct discussions with the highest levels of our customers' executive management.
Extending existing service offerings. We offer multiple editions of our service offerings at different price points to meet the needs of customers of different sizes and we have designed our solutions to accommodate new features and functionality. We intend to continue to extend all editions of our service offerings with new features, functions and increased security through our own development, acquisitions and partnerships. Over the past year, for example, we have invested heavily in the AI capabilities of Einstein, which allows users of our products to deliver more predictive customer experiences, as well as innovations like Lightning and Trailhead that elevate the entire platform.
Reducing customer attrition. Our goal is to have all of our customers renew their subscriptions prior to the end of their contractual terms. We run customer success and other related programs in an effort to secure renewals of existing customers.
Expanding and strengthening the partner ecosystem. We continue to work with strategic system integrators (SIs) and independent software vendors (ISVs) to reach new markets and industries, offer a variety of solutions and apps through the AppExchange, and address the business requirements of both current and future customers.
International expansion. We continue to increase our investment in our international go-to-market resources, operations and infrastructure to deliver the highest quality service to our customers around the world.
Targeting vertical industries. To meet the needs of our customers in certain industries, we also provide solutions specifically built for certain vertical industries, such as financial services, healthcare and public sector.
Expanding into new horizontal markets. As part of our growth strategy, which is driven both organically and through acquisitions, we are delivering innovative solutions in new categories, including analytics, commerce and IoT.
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
Ensuring strong customer adoption. We believe that we have the people, processes and proven innovation to help companies transform successfully. We have free, curated resources such as Trailhead to help companies of every size get up to speed, as well as advisory services, technical architects and business strategists to enable and accelerate digital transformation.
Encouraging the development of third-party applications on our cloud computing platform. The Salesforce Platform enables customers, ISVs and third-party developers to create and deliver cloud-based apps. It is a platform on which apps can be created, tested, published and run. In addition, these apps can be marketed and sold on the AppExchange or sold directly by software vendors. We believe our ecosystem of developers and software vendors will address the business requirements of both current and future customers.
In addition to the key elements of our business strategy described above, from time to time, we evaluate opportunities to acquire or invest in complementary businesses, services, technologies and intellectual property rights. This evaluation resulted in our acquisition of several companies in the past few years.

Technology, Development and Operations
We deliver our Salesforce solutions as highly scalable, cloud computing application and platform services on a multi-tenant technology architecture. Multi-tenancy is an architectural approach that allows us to operate a single application instance for multiple organizations, treating all customers as separate tenants who run in virtual isolation from each other. This approach allows us to spread the cost of delivering our services across our user base and scale our business faster than traditional software vendors while focusing our resources on building new functionality.
We provide the majority of our services to our customers from infrastructure designed and operated by us but secured within third-party data center facilities located in the United States, United Kingdom, Germany, France, Japan and other countries. These third-party data center operators provide space, physical security, continuous power and cooling. In combination with these third-party data center facilities, we also provide our services via cloud computing platform partners who offer Infrastructure as a Service, including servers, storage, databases and networking. The use of cloud computing platform partners provides us flexibility to service customers in new and emerging regions and those with in-country data privacy requirements, as well as to support acquired companies.
Our technology and product efforts are focused on improving and enhancing the features, functionality, performance, availability and security of our existing service offerings as well as developing new features, functionality and services. Performance, functional depth, security and the usability of our solutions influence our technology decisions and product direction.
Sources of Revenue
For revenue reporting purposes, we group all of our service offerings into four major categories: Sales Cloud, Service Cloud, Salesforce Platform and Other, and Marketing and Commerce Cloud. Our subscription and support revenues are disaggregated into these four core offerings. For a more detailed discussion, see the “Revenue by Cloud Service Offering” discussion in Management’s Discussion and Analysis.
We derive our revenues primarily from subscription and support fees for our services. We also derive revenues from related professional services via the Success Cloud.
We recognize subscription and support revenue ratably over the contract term, beginning on the commencement date of each contract. We enter into professional services contracts that are on a time and materials, fixed fee or subscription basis. We recognize revenue as the services are rendered for time and materials contracts, when the milestones are achieved and accepted by the customer or on a proportional performance basis for fixed price contracts or ratably over the contract term for subscription professional services.
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
Deferred revenue and unbilled deferred revenue are influenced by several factors, including new business seasonality within the year, the specific timing, size and duration of large customer subscription agreements, the timing and compounding effects of customer renewals, varying billing cycles of subscription agreements, invoice timing, foreign currency fluctuations and new business linearity. Our fourth quarter has historically been our strongest quarter for new business and renewals, and our first quarter is generally our largest collections and operating cash flow quarter. For a more detailed discussion, see the “Seasonal Nature of Deferred Revenue, Accounts Receivable and Operating Cash Flow” discussion in Management’s Discussion and Analysis.
Customers
We sell to businesses of all sizes and in almost every industry worldwide. The number of paying subscriptions at each of our customers ranges from one to hundreds of thousands. None of our customers accounted for more than five percent of our revenues in fiscal 2018, 2017 or 2016.
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
Sales and Marketing
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
Our primary marketing activities include:

•	Multi-channel marketing campaigns that span email, social, web and more, which align to a broader customer journey;

•	Customer events of all sizes to create customer and prospect awareness, including proprietary events such as Dreamforce and World Tours, as well as participation in trade shows and industry events;

•	Press and industry analyst relations to garner third-party validation and generate positive coverage for our company, offerings and value proposition;

•	Content marketing and engagement on all of the major social channels;

•	Search engine marketing and advertising to drive traffic to our web properties;

•	Partner co-marketing activities with global and regional implementation partners;

•	Web site development to engage and educate prospects and generate interest through product information and demonstrations, case studies, white papers and marketing collateral;

•	Customer testimonials;

•	Cultivating a community of Trailblazers who embrace our Company values and evangelize our offerings;

•	Tools that enable our sales organization to more effectively convert leads into customers;

•	Event sponsorships; and

•	Primary real estate signage.
We organize our sales and marketing programs by geographic regions, such as the Americas, Europe and Asia Pacific, which includes Japan. The majority of our revenue from the Americas is attributable to customers in the United States. Approximately 28 percent of our revenue for fiscal 2018 comes from customers outside of the Americas.
Competition
The market for our service offerings is highly competitive, rapidly evolving and fragmented, and subject to changing technology, shifting customer needs and frequent introductions of new products and services.
Our current competitors include:

•
Vendors of packaged business software, as well as companies offering enterprise apps delivered through on-premises offerings from enterprise software application vendors and cloud computing application service providers, either individually or with others;

•	Software companies that provide their product or service free of charge, and only charge a premium for advanced features and functionality;

•	Internally developed enterprise applications (by our potential customers’ IT departments);

•	Marketing vendors, which may be specialized in advertising, targeting, messaging, or campaign automation;

•	E-commerce solutions from emerging cloud-only vendors and established on-premises vendors;

•
Traditional platform development environment companies and cloud computing development platform companies who may develop toolsets and products that allow customers to build new apps that run on the customers’ current infrastructure or as hosted services;

•	IoT platforms from large companies that have existing relationships with hardware and software companies; and

•	AI solutions from new startups and established companies.

We believe that as traditional enterprise software application and platform vendors shift more of their focus to cloud computing, they may become a greater competitive threat.
Strategic Investments
Since 2009, we have been investing in early- to late-stage technology and professional cloud service companies across the globe to support our key business initiatives, which include, among other things, extending the capabilities of our platform and service offerings, increasing the ecosystem of enterprise cloud companies and partners, accelerating the adoption of cloud technologies and creating the next-generation of mobile applications and connected products. Our minority investments in over 200 companies as of January 31, 2018 also help us stay connected with the rapid pace of innovation that is currently occurring within the technology industry. In some cases, we have acquired companies in which we have previously invested. Due to the inherent risk in investing, our individual investments are subject to a risk of partial or total loss of investment capital.
Intellectual Property
We rely on a combination of trademarks, copyrights, trade secrets and patents, as well as contractual provisions, to protect our proprietary technology and our brands. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, services, documentation and other proprietary information. We believe the duration of our patents is adequate relative to the expected lives of our service offerings. We also purchase or license technology that we incorporate into our products or services. At times, we make select intellectual property broadly available at no or low cost to achieve a strategic objective, such as promoting industry standards, advancing interoperability, fostering open source software or attracting and enabling our external development community. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products and business methods, we believe, based upon past experience and industry practice, such licenses generally could be obtained on commercially reasonable terms. We believe our continuing research and product development are not materially dependent on any single license or other agreement with a third party relating to the development of our products.
Employees
As of January 31, 2018, we had more than 29,000 employees. None of our employees in the United States are represented by a labor union, however, for certain foreign subsidiaries, works councils represent our employees.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the SEC, and all amendments to these filings, can be obtained free of charge from our website at http://investor.salesforce.com/about-us/investor/financials/ or by contacting our Investor Relations department at our office address listed above as soon as reasonably practicable following our filing of any of these reports with the SEC. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A.	RISK FACTORS
The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations, cash flows and financial condition.
Risks Related to Our Business and Industry
If our security measures or those of our third-party data center hosting facilities, cloud computing platform providers, or third-party service partners, are breached, and unauthorized access is obtained to a customer’s data, our data or our IT systems, or authorized access is blocked or disabled, our services may be perceived as not being secure, customers may curtail or stop using our services, and we may incur significant legal and financial exposure and liabilities.
Our services involve the storage and transmission of our customers’ and our customers' customers' proprietary and other sensitive data, including financial information and other personally identifiable information. While we have security measures in place, they may be breached as a result of efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states. Our security measures could also be compromised by employee error or malfeasance, which could result in someone obtaining unauthorized access to, or denying authorized access to our IT systems, our customers’ data or our data, including our intellectual property and other confidential business information. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information to gain access to our customers’ data, our data or our IT systems.

Because the techniques used to breach, obtain unauthorized access to, or sabotage IT systems change frequently, grow more complex over time, and generally are not recognized until launched against a target, we may be unable to anticipate or implement adequate measures to prevent against such techniques. Our services operate in conjunction with and are dependent on products and components across a broad ecosystem and, as illustrated by the recent Spectre and Meltdown threats, if there is a security vulnerability in one of these components, a security breach could occur. In addition, our internal IT systems continue to evolve and we are often early adapters of new technologies and new ways of sharing data and communicating internally and with partners and customers, which increases the complexity of our IT systems. These risks are mitigated by our ability to maintain and improve business and data governance policies and processes and internal security controls, including our ability to escalate and respond to known and potential risks.
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
A security breach could expose us to a risk of loss or inappropriate use of proprietary and sensitive data, or the denial of access to this data. A security breach could also result in a loss of confidence in the security of our services, damage our reputation, negatively impact our future sales, disrupt our business and lead to legal liability. Finally, the detection, prevention and remediation of known or potential security vulnerabilities, including those arising from third-party hardware or software may result in additional direct and indirect costs, for example additional infrastructure capacity to mitigate any system degradation that could result from remediation efforts.
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
Any interruptions or delays in services from third-parties, including data center hosting facilities, cloud computing platform providers and other hardware and software vendors, or from our inability to adequately plan for and manage service interruptions or infrastructure capacity requirements, could impair the delivery of our services and harm our business.
We currently serve our customers from third-party data center hosting facilities and cloud computing platform providers located in the United States and other countries. We also rely on computer hardware purchased or leased from, software licensed from, and cloud computing platforms provided by, third parties in order to offer our services, including database software, hardware and data from a variety of vendors. Any damage to, or failure of our systems generally, including the systems of our third-party platform providers, could result in interruptions in our services. We have from time to time experienced interruptions in our services and such interruptions may occur in the future. Interruptions in our services may cause us to issue credits or pay penalties, cause customers to make warranty or other claims against us or to terminate their subscriptions and adversely affect our attrition rates and our ability to attract new customers, all of which would reduce our revenue. Our business would also be harmed if our customers and potential customers believe our services are unreliable.
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
Furthermore, concerns regarding data privacy may cause our customers’ customers to resist providing the data necessary to allow our customers to use our services effectively. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our products or services and could limit adoption of our cloud-based solutions.
Our efforts to expand our services beyond the CRM market and to develop and integrate our existing services in order to keep pace with technological developments may not succeed and may reduce our revenue growth rate and harm our business.
We derive a significant portion of our revenue from subscriptions to our CRM enterprise cloud computing application services, and we expect this will continue for the foreseeable future. Our efforts to expand our services beyond the CRM market may not succeed and may reduce our revenue growth rate. The markets for certain of our offerings remain relatively new and it is uncertain whether our efforts, and related investments, will ever result in significant revenue for us. Further, the introduction of significant platform changes and upgrades, including our conversion to our new Lightning platform, and introduction of new services beyond the CRM market, may not be successful, and early stage interest and adoption of such new services may not result in long term success or significant revenue for us.

Additionally, if we fail to anticipate or identify significant Internet-related and other technology trends and developments early enough, or if we do not devote appropriate resources to adapting to such trends and developments, our business could be harmed.
If we are unable to develop enhancements to and new features for our existing or new services that keep pace with rapid technological developments, our business could be harmed. The success of enhancements, new features and services depends on several factors, including the timely completion, introduction and market acceptance of the feature, service or enhancement by customers, administrators and developers, as well as our ability to seamlessly integrate all of our service offerings. Failure in this regard may significantly impair our revenue growth as well as negatively impact our operating results if the additional costs are not offset by additional revenues. In addition, because our services are designed to operate over various network technologies and on a variety of mobile devices, operating systems and computer hardware and software platforms using a standard browser, we will need to continuously modify and enhance our services to keep pace with changes in Internet-related hardware, software, communication, browser, app development platform and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market timely. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development or service delivery expenses. Any failure of our services to operate effectively with future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and harm our business.
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
Our success will depend in part upon the ability of our senior management to manage our projected growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed. To manage the expected domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls, our reporting systems and procedures, and our utilization of real estate. If we fail to successfully scale our operations and increase productivity, we may be unable to execute our business plan and the fair value of our common stock could decline.
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
Our current competitors include:

•
Vendors of packaged business software, as well as companies offering enterprise apps delivered through on-premises offerings from enterprise software application vendors and cloud computing application service providers, either individually or with others;

•	Software companies that provide their product or service free of charge, and only charge a premium for advanced features and functionality;

•	Internally developed enterprise applications (by our potential customers’ IT departments);

•	Marketing vendors, which may be specialized in advertising, targeting, messaging, or campaign automation;

•	E-commerce solutions from emerging cloud-only vendors and established on-premises vendors;

•
Traditional platform development environment companies and cloud computing development platform companies who may develop toolsets and products that allow customers to build new apps that run on the customers’ current infrastructure or as hosted services;

•	IoT platforms from large companies that have existing relationships with hardware and software companies; and

•	Artificial intelligence solutions from new startups and established companies.
Some of our current and potential competitors may have competitive advantages, such as greater name recognition, longer operating histories, significant installed bases, broader geographic scope, and larger marketing budgets, as well as substantially greater financial, technical, and other resources. In addition, many of our current and potential competitors have established marketing relationships and access to larger customer bases, and have major distribution agreements with consultants, system integrators and resellers. We also experience competition from smaller, younger competitors that may be more agile in responding to customers' demands. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Furthermore, because of these advantages, even if our services are more effective than the products and services that our competitors offer, potential customers might select competitive products and services in lieu of purchasing our services. For all of these reasons, we may not be able to compete successfully against our current and future competitors, which could negatively impact our future sales and harm our business.
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
In addition, certain countries have implemented (or may implement) legislative and technological actions that either do or can effectively regulate access to the Internet, including the ability of Internet Service Providers to limit access to specific websites or content. These actions could potentially limit or interrupt access to our services from certain countries or Internet Service Providers, impede our growth, result in the loss of potential or existing customers and harm our business.
We are subject to risks associated with our strategic investments. Other-than-temporary impairments in the value of our investments could negatively impact our financial results.
We invest in early-to-late stage companies for strategic reasons and to support key business initiatives, and may not realize a return on our strategic investments. Many such companies generate net losses and the market for their products, services or technologies may be slow to develop, and, therefore, are dependent on the availability of later rounds of financing from banks or investors on favorable terms to continue their operations. The financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation to the cost of our initial investment. The capital markets for public offerings and acquisitions are dynamic and the likelihood of liquidity events for the companies we have invested in could significantly worsen. Further, valuations of privately-held companies are inherently complex due to the lack of readily available market data. If we determine that any of our investments in such companies have experienced a decline in value, we may be required to record an other-than-temporary impairment, which could be material. We have in the past written off the full value of specific investments. Similar situations could occur in the future and negatively impact our financial results and may harm our business and cause our stock price to decline. All of our investments are subject to a risk of a partial or total loss of investment capital.
Our quarterly results are likely to fluctuate, which may cause the value of our common stock to decline substantially.
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

•
changes in deferred revenue and unbilled deferred revenue balances, which are not reflected in the balance sheet, due to seasonality, the compounding effects of renewals, invoice duration, size and timing, new business linearity between quarters and within a quarter and fluctuations due to foreign currency movements, all of which may impact implied growth rates;

•	the seasonality of our customers’ businesses, especially Commerce Cloud customers, including retailers and branded manufacturers;

•	changes in foreign currency exchange rates such as with respect to the British Pound;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	the number of new employees;

•	the timing of commission, bonus, and other compensation payments to employees;

•	the cost, timing and management effort for the introduction of new features to our services;

•	the costs associated with acquiring new businesses and technologies and the follow-on costs of integration and consolidating the results of acquired businesses;

•	expenses related to our real estate, our office leases and our data center capacity and expansion;

•	timing of additional investments in our enterprise cloud computing application and platform services and in our consulting services;

•	expenses related to significant, unusual or discrete events, which are recorded in the period in which the events occur;

•	extraordinary expenses such as litigation or other dispute-related settlement payments;

•	income tax effects, including the impact of changes in U.S. federal and state and international tax laws applicable to corporate multinationals;

•	the timing of payroll and other withholding tax expenses, which are triggered by the payment of bonuses and when employees exercise their vested stock awards;

•	technical difficulties or interruptions in our services;

•	changes in interest rates and our mix of investments, which would impact the return on our investments in cash and marketable securities;

•	conditions, particularly sudden changes, in the financial markets, which have impacted and may continue to impact the value of and liquidity of our investment portfolio;

•	changes in the fair value of our strategic investments in early-to-late stage public and privately held companies, which could be material in a particular quarter;

•	equity issuances, including as consideration in acquisitions or due to the conversion of our outstanding convertible notes at the election of the note holders;

•	the timing of stock awards to employees and the related adverse financial statement impact of having to expense those stock awards on a straight-line basis over their vesting schedules;

•	evolving regulations of cloud computing and cross-border data transfer restrictions and similar regulations;

•	regulatory compliance costs; and

•
the impact of new accounting pronouncements and associated system implementations, for example, the adoption of Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which includes the accounting for revenue recognized and capitalized costs.

Many of these factors are outside of our control, and the occurrence of one or more of them might cause our operating results to vary widely. If we fail to meet or exceed operating results expectations or if securities analysts and investors have estimates and forecasts of our future performance that are unrealistic or that we do not meet, the market price of our common stock could decline. In addition, if one or more of the securities analysts who cover us adversely change their recommendation regarding our stock, the market price of our common stock could decline.
If we experience significant fluctuations in our rate of anticipated growth and fail to balance our expenses with our revenue forecasts, our business could be harmed and the market price of our common stock could decline.
Due to the pace of change and innovation in enterprise cloud computing services, the unpredictability of future general economic and financial market conditions, the impact of foreign currency exchange rate fluctuations, the growing complexity of our business, including the use of multiple pricing and packaging models, and our increasing focus on enterprise cloud computing services, we may not be able to realize our projected revenue growth plans. We plan our expense levels and investment on estimates of future revenue and future anticipated rate of growth. We may not be able to adjust our spending appropriately if the addition of new subscriptions or the renewals of existing subscriptions fall short of our expectations. A portion of our expenses may also be fixed in nature for some minimum amount of time, such as with deferred commissions, data center contracts or office leases, so it may not be possible to reduce costs in a timely manner, or at all, without the payment of fees to exit certain obligations early. As a result, we expect that our revenues, operating results and cash flows may fluctuate significantly on a quarterly basis and revenue growth rates may not be sustainable and may decline in the future, and we may not be able to provide continued operating margin expansion, which could harm our business and cause the market price of our common stock to decline.
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

•	foreign currency fluctuations and controls, which may make our services more expensive for international customers and could add volatility to our operating results;

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
We generally recognize revenue from customers ratably over the terms of their subscription agreements, which are typically 12 to 36 months. As a result, most of the revenue we report in each quarter is the result of subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively impact our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services, and potential changes in our attrition rate, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.
If our customers do not renew their subscriptions for our services or reduce the number of paying subscriptions at the time of renewal, our revenue could decline and our business may suffer. If we cannot accurately predict subscription renewals or upgrade rates, we may not meet our revenue targets, which may adversely affect the market price of our common stock.
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
If customers do not renew their subscriptions, do not purchase additional features or enhanced subscriptions or if attrition rates increase, our business could be harmed.
If third-party developers and providers do not continue to embrace our technology delivery model and enterprise cloud computing services, or if our customers seek warranties from us for third-party applications, integrations, data and content, our business could be harmed.
Our success depends on the willingness of a growing community of third-party developers and technology providers to build applications and provide integrations, data and content that are complementary to our services. Without the continued development of these applications and provision of such integrations, data and content, both current and potential customers may not find our services sufficiently attractive, which could impact future sales. In addition, for those customers who authorize a third-party technology partner access to their data, we do not provide any warranty related to the functionality, security and integrity of the data transmission or processing. Despite contract provisions to protect us, customers may look to us to support and provide warranties for the third-party applications, integrations, data and content, even though not developed or sold by us, which may expose us to potential claims, liabilities and obligations, all of which could harm our business.
We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows from changes in the value of the U.S. Dollar versus local currencies and the Euro versus the Pound Sterling.
We conduct our business in the following regions: the Americas, Europe, and Asia Pacific. The expanding global scope of our business exposes us to risk of fluctuations in foreign currency markets. This exposure is the result of selling in multiple currencies, growth in our international investments, including data center expansion, additional headcount in foreign locations, and operating in countries where the functional currency is the local currency. Specifically, our results of operations and cash flows are subject to fluctuations primarily in British Pound Sterling, Euro, Japanese Yen, Canadian Dollar and Australian Dollar against the U.S. Dollar as well as the Euro against the Pound Sterling. These exposures may change over time as business practices evolve, economic conditions change and evolving tax regulations come into effect. The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Additionally, global political events, including the United Kingdom’s 2016 vote in favor of exiting the European Union, or “Brexit,” and similar geopolitical developments, have caused global economic uncertainty, which could amplify the volatility of currency fluctuations. Such volatility, even when it increases our revenues or decreases our expenses, impacts our ability to accurately predict our future results and earnings. Although we attempt to mitigate some of this volatility and related risks through foreign currency hedging, our hedging activities are limited and may not effectively offset the adverse financial impacts that may result from unfavorable movements in foreign currency exchange rates, which could adversely affect our financial condition or results of operations.
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
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand, cause us to incur significant expenses and harm our business.
If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology, affecting our brand, causing us to incur significant expenses and harming our business. Any of our patents, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. While we have many U.S. patents and pending U.S. and international patent applications, we may be unable to obtain patent protection for the technology covered in our patent applications or the patent protection may not be obtained quickly enough to meet our business needs. In addition, our existing patents and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain, and we also may face proposals to change the scope of protection for some intellectual property rights in the U.S. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our services are available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. Also, our involvement in standard setting activity or the need to obtain licenses from others may require us to license our intellectual property. Accordingly, despite our efforts, we may be unable to prevent third parties from using our intellectual property.
We may be required to spend significant resources and expense to monitor and protect our intellectual property rights. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. If we fail to protect our intellectual property rights, it could impact our ability to protect our technology and brand. Furthermore, any litigation, whether or not it is resolved in our favor, could result in significant expense to us, cause us to divert time and resources and harm our business.
Our continued success depends on our ability to maintain and enhance our brands.
We believe that the brand identities we have developed have significantly contributed to the success of our business. Maintaining and enhancing the Salesforce brand and our other brands are critical to expanding our base of customers, partners and employees. Our brand strength will depend largely on our ability to remain a technology leader and continue to provide high-quality innovative products, services, and features securely, reliably and in a manner that enhances our customers' success. In order to maintain and enhance our brands, we may be required to make substantial investments that may later prove to be unsuccessful. In addition, positions we take on social issues may be unpopular with some customers or potential customers, which may impact our ability to attract or retain such customers. Our brand is also associated with our public commitments to sustainability and equality, and any perceived changes in our dedication to these commitments could adversely impact our relationships with our customers. In addition, we have secured the naming rights to facilities controlled by third parties, such as office towers and a transit center, and any negative events or publicity arising from these facilities could adversely impact our brand. If we fail to maintain and enhance our brands, or if we incur excessive expenses in our efforts to do so, our business, operating results and financial condition may be materially and adversely affected.
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
In addition, we believe in the importance of our corporate culture of Ohana, which fosters dialogue, collaboration, recognition and a sense of family. As our organization grows and expands globally, and as employees’ workplace expectations develop, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. This could negatively impact our ability to attract and retain employees and negatively impact our future growth.
Any failure in our delivery of high-quality technical support services may adversely affect our relationships with our customers and our financial results.
Our customers depend on our support organization to resolve technical issues relating to our applications. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. Increased customer demand for these services, without corresponding revenues, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on our applications and business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell our service offerings to existing and prospective customers, and our business, operating results and financial position.
Periodic changes to our sales organization can be disruptive and may reduce our rate of growth.
We periodically change and make adjustments to our sales organization in response to market opportunities, competitive threats, management changes, product introductions or enhancements, acquisitions, sales performance, increases in sales headcount, cost levels and other internal and external considerations. Any such future sales organization changes may result in a temporary reduction of productivity, which could negatively impact our rate of growth. In addition, any significant change to the way we structure our compensation of our sales organization may be disruptive and may affect our revenue growth.
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
Our tax provision could also be impacted by changes in accounting principles, and changes in U.S. federal and state or international tax laws applicable to corporate multinationals. For example, the 2017 U.S. Tax Cuts and Jobs Act ("Tax Act") significantly changed income tax law that affect U.S. corporations. We made significant judgments and assumptions in the interpretation of this new law and in our calculations of the provisional amounts reflected in our financial statements. The U.S. Treasury Department, the Internal Revenue Service ("IRS"), and other standard-setting bodies may issue guidance on how the provisions of the Tax Act will be applied or otherwise administered, and additional accounting guidance or interpretations may be issued in the future that is different from our current interpretation.  As we further analyze the new law, and collect relevant information to complete our computations of the related accounting impact, we may make adjustments to the provisional amounts that could materially affect our provision for income taxes in the period in which the adjustments are made. In addition, other countries are considering fundamental tax law changes. Any changes in taxing jurisdictions' administrative interpretations, decisions, policies and positions could also impact our tax liabilities.
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
We have a substantial level of debt, including the 0.25% convertible senior notes we issued in March 2013 (“0.25% Senior Notes”) due April 1, 2018, the loan we assumed when we purchased an office building located at 50 Fremont Street in San Francisco, California (“50 Fremont”), the $500.0 million term loan to finance our acquisition of Demandware, due July 2019 (the “term loan”) and capital lease arrangements. Additionally, we have significant contractual commitments in operating lease arrangements, which are not reflected on our consolidated balance sheets. In addition, we have a financing obligation for a leased facility of which we are deemed the owner for accounting purposes. In July 2016, we amended and restated our revolving credit facility under which we can draw down up to $1.0 billion. Maintenance of our indebtedness and contractual commitments and any additional issuances of indebtedness could:

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
Our overall performance depends in part on worldwide economic and geopolitical conditions. The United States and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. These economic conditions can arise suddenly and the full impact of such conditions can remain uncertain. In addition, geopolitical developments can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Moreover, these conditions can affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our enterprise cloud computing services, delay prospective customers’

purchasing decisions, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which could adversely affect our future sales and operating results.
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
Climate change may have a long-term impact on our business.
While we seek to partner with organizations that mitigate their business risks associated with climate change, we recognize that there are inherent climate related risks wherever business is conducted. Access to clean water and reliable energy in the communities where we conduct our business, whether for our offices, vendors, customers or other stakeholders, is a priority. Any of our primary locations may be vulnerable to the adverse effects of climate change. Climate related events have the potential to disrupt our business and may cause us to experience losses and additional costs to resume operations.
Current and future accounting pronouncements and other financial reporting standards, especially but not only concerning revenue recognition, cost capitalization and lease accounting, may negatively impact our financial results.
We regularly monitor our compliance with applicable financial reporting standards and review new pronouncements and drafts thereof that are relevant to us. As a result of new standards, changes to existing standards and changes in their interpretation, we might be required to change our accounting policies, particularly concerning revenue recognition, the capitalized incremental costs to obtain a customer contract and lease accounting, to alter our operational policies and to implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or to restate our published financial statements. Such changes may have an adverse effect on our business, financial position, and operating results, or cause an adverse deviation from our revenue and operating profit target, which may negatively impact our financial results.
We may be subject to risks related to government contracts and related procurement regulations.
Our contracts with federal, state, local, and foreign government entities are subject to various procurement regulations and other requirements relating to their formation, administration and performance. We may be subject to audits and investigations relating to our government contracts, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contract, refunding or suspending of payments, forfeiture of profits, payment of fines, and suspension or debarment from future government business. In addition, such contracts may provide for termination by the government at any time, without cause. Any of these risks related to contracting with governmental entities could adversely impact our future sales and operating results
We are subject to governmental export and import controls that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.
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
The trading prices of the securities of technology companies have historically been highly volatile. Accordingly, the market price of our notes and common stock has been and is likely to continue to be subject to wide fluctuations. Factors affecting the market price of our notes and common stock include:

•
variations in our operating results, earnings per share, cash flows from operating activities, deferred revenue, both billed and unbilled, year-over-year growth rates for individual core service offerings and other financial metrics and non-financial metrics, such as transaction usage volumes and Einstein predictions, and how those results compare to analyst expectations;

•	variations in, and limitations of, the various financial and other metrics and modeling used by analysts in their research and reports about our business;

•	forward-looking guidance to industry and financial analysts related to, for example, future revenue and earnings per share;

•	changes in the estimates of our operating results or changes in recommendations by securities analysts that elect to follow our common stock;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	announcements by us or by our competitors of mergers or other strategic acquisitions, or rumors of such transactions involving us or our competitors;

•	announcements of customer additions and customer cancellations or delays in customer purchases;

•	the coverage of our common stock by the financial media, including television, radio and press reports and blogs;

•	recruitment or departure of key personnel;

•	disruptions in our service due to computer hardware, software, network or data center problems;

•	the economy as a whole, market conditions in our industry and the industries of our customers;

•	trading activity by a limited number of stockholders who together beneficially own a significant portion of our outstanding common stock;

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of January 31, 2018, our executive and principal offices for sales, marketing, professional services and development consist of approximately 1.8 million square feet of leased and owned property in San Francisco. Of this total, we lease and occupy approximately 1.1 million square feet and own and occupy a majority of the approximately 820,000 square feet of total owned space at 50 Fremont Street. Of the total space in San Francisco, 1.2 million square feet is concentrated in our urban campus, which includes 50 Fremont Street, 350 Mission Street, and Salesforce Tower located at 415 Mission Street ("Salesforce Tower"), collectively defined as our "Urban Campus". We also lease space in various locations throughout the United States for local sales and professional services personnel. Our foreign subsidiaries lease office space in a number of countries in Europe, North America, Asia, South America, Africa and Australia for our international operations, primarily for local sales and professional services personnel.
In addition, in April 2014, we entered into a lease agreement for approximately 882,000 rentable square feet in Salesforce Tower. The lease payments associated with the lease will be approximately $774.1 million over the 15.5 year term of the lease, beginning in our second quarter of fiscal 2018. We currently occupy 97,000 square feet of this property, and we have included this amount in the total leased space in San Francisco stated above.
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
See also Note 15, “Legal Proceedings and Claims” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT
The following sets forth certain information regarding our current executive officers as of March 1, 2018 (in alphabetical order):

Name	Age	Position
Joe Allanson	54	Chief Accounting Officer and Corporate Controller
Marc Benioff	53	Chairman of the Board of Directors and Chief Executive Officer
Keith Block	56	Vice Chairman, President and Chief Operating Officer
Alexandre Dayon	50	President and Chief Strategy Officer
Parker Harris	51	Co-Founder and Chief Technology Officer
Mark Hawkins	58	President and Chief Financial Officer
Maria Martinez	60	President, Global Customer Success and Latin America
Cindy Robbins	45	President and Chief People Officer
Bret Taylor	37	President and Chief Product Officer
Amy Weaver	50	President, Legal and General Counsel
Joe Allanson has served as our Chief Accounting Officer and Corporate Controller since February 2014. Prior to that, Mr. Allanson served as our Senior Vice President, Chief Accountant and Corporate Controller since July 2011, Senior Vice President, Corporate Controller from July 2007 to July 2011, and served in various other management positions in finance since joining Salesforce in 2003. Prior to Salesforce, Mr. Allanson spent four years at Autodesk, Inc. and three years at Chiron Corporation in key corporate finance positions. Previously, he worked at Arthur Andersen LLP for 11 years in its Audit and Business Advisory Services group. Mr. Allanson also serves on the Board of Trustees of the University of San Francisco. Mr. Allanson graduated from Santa Clara University with a B.S. in Accounting.
Marc Benioff is Chairman, Chief Executive Officer and co-founder of Salesforce and a pioneer of cloud computing. Under Mr. Benioff’s leadership, Salesforce has become the fastest-growing top-five enterprise software company and the #1 CRM provider globally. Mr. Benioff was named Innovator of the Decade by Forbes, ranked #3 on Fortune's 2017 "Best Businessperson of the Year" list, and recognized as one of the World’s 50 Greatest Leaders by Fortune and 20 Best-Performing CEOs by Harvard Business Review. A member of the World Economic Forum ("WEF") Board of Trustees, Mr. Benioff serves as the inaugural Chair of WEF's Forum Center for the Fourth Industrial Revolution in San Francisco. Mr. Benioff also serves as Chair of Salesforce.org. Mr. Benioff served as a director of Cisco Systems, Inc. from 2012 to 2014. Mr. Benioff received a B.S. in Business Administration from the University of Southern California, where he is on its Board of Trustees.

Keith Block has served as our Vice Chairman, President and as a Director since joining Salesforce in June 2013, and has additionally served as our Chief Operating Officer since February 2016. Prior to that, Mr. Block was employed at Oracle Corporation from 1986 to June 2012 where he held a number of positions, most recently Executive Vice President, North America. Mr. Block currently serves on the World Economic Forum’s Information Technology Community as a Governor, the Board of Trustees for Carnegie-Mellon University, the President’s Advisory Council at Carnegie-Mellon University Heinz Graduate School and the Board of Trustees at the Concord Museum. Mr. Block received both a B.S. in Information Systems and an M.S. in Management & Policy Analysis from Carnegie-Mellon University.
Alexandre Dayon has served as our President and Chief Strategy Officer since November 2017. Prior to that, he served as our President and Chief Product Officer since February 2016, President, Products from March 2014 to February 2016, President, Applications and Platform from December 2012 to March 2014, Executive Vice President, Applications from September 2011 to December 2012, Executive Vice President, Product Management from February 2010 to December 2012, and Senior Vice President, Product Management from September 2008 to January 2010. Mr. Dayon joined Salesforce through the acquisition of InStranet, a leading knowledge-base company, where he was a founder and served as CEO. Prior to InStranet, Mr. Dayon was a founding member of Business Objects SA where he led the product group for more than 10 years. Mr. Dayon, who holds several patents, is focused on creating business value out of technology disruption. Mr. Dayon holds a master’s degree in electrical engineering from Ecole Supérieure d'Electricité (SUPELEC) in France.
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
Mark Hawkins has served as our President and Chief Financial Officer and Principal Financial Officer since August 2017. Prior to that, he served as our Chief Financial Officer, Principal Financial Officer and Executive Vice President since August 2014. Prior to Salesforce, Mr. Hawkins served as Executive Vice President and Chief Financial Officer and principal financial officer for Autodesk, Inc., a design software and services company, from April 2009 to July 2014. From April 2006 to April 2009, Mr. Hawkins served as Senior Vice President, Finance and Information Technology, and Chief Financial Officer of Logitech International S.A. Previously, Mr. Hawkins held various finance and business-management roles with Dell Inc. and Hewlett-Packard Company. Mr. Hawkins currently serves as a director of Plex Systems, Inc., where he is the Chairman of the Audit Committee, and SecureWorks, Inc., where he is also a member of the Compensation Committee and the Chairman of the Audit Committee. Mr. Hawkins also served on the Board of Directors of BMC Software, Inc. from May 2010 through September 2013, at which time BMC was taken private. Mr. Hawkins holds a B.A. in Operations Management from Michigan State University and an M.B.A. in Finance from the University of Colorado. He also completed the Advanced Management Program at Harvard Business School.
Maria Martinez has served as our President, Global Customer Success and Latin America since March 2017. Prior to that, she served as our President, Customer Success and Latin America since March 2016, President, Sales and Customer Success from February 2013 to March 2016, Executive Vice President, Chief Growth Officer from February 2012 to February 2013 and Executive Vice President, Customers for Life from February 2010 to February 2012. Prior to Salesforce, Ms. Martinez was at Microsoft Corporation and served as its Corporate Vice President of Worldwide Services. In addition to Microsoft, she was president and CEO of Embrace Networks, and also held senior leadership roles at Motorola, Inc. and AT&T Inc. / Bell Laboratories. Ms. Martinez currently serves as a director of Plantronics, Inc., where she is also a member of the Nominating and Corporate Governance Committee and the Strategy Committee. Ms. Martinez received a B.S. in Electrical Engineering from the University of Puerto Rico and an M.S. in Computer Engineering from Ohio State University.
Cindy Robbins has served as our President, Chief People Officer since August 2017. Prior to that, she served as our Executive Vice President, Global Employee Success since July 2015, Senior Vice President, Global Employee Success from October 2014 to June 2015 and Vice President, Global Employee Success from November 2013 to September 2014. Prior to that, Ms. Robbins held various other positions in Executive Recruiting, Sales and Marketing at the Company since 2006. Ms. Robbins holds a B.S. in Political Science from Santa Clara University.
Bret Taylor has served as our President and Chief Product Officer since November 2017. Prior to that, he served as our President, Quip since August 2016. Mr. Taylor joined Salesforce through the acquisition of Quip, Inc., where he was a co-founder and served as CEO since September 2012. Previously, Mr. Taylor served as Chief Technology Officer of Facebook, Inc. from August 2009 to July 2012 and Chief Executive Officer of FriendFeed, Inc., a social network, from October 2007 to August 2009. From June 2007 to September 2007, Mr. Taylor served as an entrepreneur-in-residence at Benchmark, a venture capital firm. Prior to June 2007, Mr. Taylor served as Group Product Manager at Google Inc. Mr. Taylor currently serves as a director of Twitter, Inc., where he is also a member of the Compensation Committee. He has also served on the Board of Directors of TASER International, Inc., a protection technologies company, since June 2014. Mr. Taylor holds a B.S. and an M.S. in Computer Science from Stanford University.

Amy Weaver has served as our President, Legal and General Counsel since February 2017. Prior to that, she served as our Executive Vice President and General Counsel since July 2015 and our Senior Vice President and General Counsel from October 2013 to July 2015. Prior to Salesforce, Ms. Weaver served as Executive Vice President and General Counsel at Univar Inc. from December 2010 to June 2013. Previously, Ms. Weaver was Senior Vice President and Deputy General Counsel at Expedia, Inc. and before that she practiced law at Cravath, Swaine & Moore LLP and Perkins Coie LLP. Ms. Weaver also served as a clerk on the U.S. Court of Appeals, Ninth Circuit and as a legislative assistant to a member of the Hong Kong Legislative Council. Ms. Weaver holds a B.A. in Political Science from Wellesley College and a J.D. from Harvard Law School.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock is traded on the New York Stock Exchange under the symbol “CRM.”
The following table sets forth for the indicated periods the high and low sales prices of our common stock, based on the last daily sale, as reported by the New York Stock Exchange.

	High	Low
Fiscal year ending January 31, 2018
First quarter	$86.12	$78.58
Second quarter	$91.39	$86.00
Third quarter	$102.34	$87.63
Fourth quarter	$113.91	$99.85
Fiscal year ending January 31, 2017
First quarter	$77.27	$54.05
Second quarter	$83.77	$73.81
Third quarter	$81.63	$68.42
Fourth quarter	$79.10	$68.41
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
Stockholders
As of January 31, 2018, there were 498 registered stockholders of record of our common stock, including The Depository Trust Company, which holds shares of Salesforce common stock on behalf of an indeterminate number of beneficial owners.
Securities Authorized for Issuance under Equity Compensation Plans
The information concerning our equity compensation plans is incorporated by reference herein to the section of the Proxy Statement entitled “Equity Compensation Plan Information,” to be filed within 120 days of our January 31, 2018 fiscal year end.
Outstanding Convertible Senior Notes due April 2018 and Warrants
In March 2013, we issued at par value $1.15 billion of 0.25% convertible senior notes (the “0.25% Senior Notes”) due April 1, 2018 and we issued 17.3 million warrants to purchase our common stock. As of January 31, 2018, the 0.25% Senior Notes were convertible with $1.03 billion outstanding and as of the date of this filing, $196.7 million had been converted or have requested conversion.

Stock Performance Graph
The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended.
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index ("S&P 500 Index"), Nasdaq Computer & Data Processing Index ("Nasdaq Computer") and the Nasdaq 100 Index (added this year for additional reference) for each of the last five fiscal years ended January 31, 2018, assuming an initial investment of $100. Data for the S&P 500 Index, Nasdaq Computer and Nasdaq 100 Index assume reinvestment of dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	1/31/2013	1/31/2014	1/31/2015	1/31/2016	1/31/2017	1/31/2018
salesforce.com	$100.00	$141.00	$131.00	$158.00	$184.00	$265.00
S&P 500 Index	100.00	119.00	133.00	130.00	152.00	188.00
Nasdaq Computer	100.00	128.00	152.00	158.00	196.00	277.00
Nasdaq 100 Index	100.00	129.00	152.00	157.00	187.00	254.00
Recent Sales of Unregistered Securities
In connection with the acquisition of MetaMind, Inc., the Company issued 1,559 shares of Company common stock on January 2, 2018. This issuance was made in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”): Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act, and Regulation S promulgated under the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for fiscal 2018, 2017 and 2016, and the selected consolidated balance sheet data as of January 31, 2018 and 2017 are derived from, and are qualified by reference to, the audited consolidated financial statements that are included in this Form 10-K. The consolidated statement of operations data for fiscal 2015 and 2014 and the consolidated balance sheet data as of January 31, 2016, 2015 and 2014 are derived from audited consolidated financial statements which are not included in this Form 10-K after certain reclassifications were made to conform to the current period presentation described in Note 1 "Summary of Business and Significant Accounting Policies" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

	Fiscal Year Ended January 31,
(in thousands, except per share data)	2018	2017	2016	2015	2014
Consolidated Statement of Operations
Revenues:
Subscription and support	$9,710,538	$7,756,205	$6,205,599	$5,013,764	$3,824,542
Professional services and other	769,474	635,779	461,617	359,822	246,461
Total revenues	10,480,012	8,391,984	6,667,216	5,373,586	4,071,003
Cost of revenues (1)(2)(3):
Subscription and support	2,033,457	1,617,315	1,241,692	964,608	734,321
Professional services and other	740,065	616,724	412,856	324,662	234,107
Total cost of revenues	2,773,522	2,234,039	1,654,548	1,289,270	968,428
Gross profit	7,706,490	6,157,945	5,012,668	4,084,316	3,102,575
Operating expenses (1)(2):
Research and development	1,553,073	1,208,127	946,300	792,917	623,798
Marketing and sales	4,829,291	3,918,027	3,239,824	2,757,096	2,168,132
General and administrative	1,088,358	967,563	748,238	679,936	596,719
Operating lease termination resulting from purchase of 50 Fremont	0	0	(36,617)	0	0
Total operating expenses	7,470,722	6,093,717	4,897,745	4,229,949	3,388,649
Income (loss) from operations	235,768	64,228	114,923	(145,633)	(286,074)
Investment income	35,848	27,374	15,341	10,038	10,218
Interest expense	(86,943)	(88,988)	(72,485)	(73,237)	(77,211)
Other income (expense) (1)	17,435	9,072	(15,292)	(19,878)	(4,868)
Gain on sales of land and building improvements	0	0	21,792	15,625	0
Gains from acquisitions of strategic investments	0	13,697	0	0	0
Income (loss) before benefit from (provision for) income taxes	202,108	25,383	64,279	(213,085)	(357,935)
Benefit from (provision for) income taxes	(74,630)	154,249	(111,705)	(49,603)	125,760
Net income (loss)	$127,478	$179,632	$(47,426)	$(262,688)	$(232,175)
Net income (loss) per share-basic and diluted:
Basic net income (loss) per share	$0.18	$0.26	$(0.07)	$(0.42)	$(0.39)
Diluted net income (loss) per share	$0.17	$0.26	$(0.07)	$(0.42)	$(0.39)
Shares used in computing basic net income (loss) per share	714,919	687,797	661,647	624,148	597,613
Shares used in computing diluted net income (loss) per share	734,598	700,217	661,647	624,148	597,613

	Fiscal Year Ended January 31,
(in thousands)	2018	2017	2016	2015	2014
(1) Amounts include amortization of purchased intangibles from business combinations, as follows:
Cost of revenues	$165,545	$127,676	$80,918	$90,300	$109,356
Marketing and sales	121,340	97,601	77,152	64,673	37,179
Other income (expense)	1,433	2,491	3,636	0	0
(2) Amounts include stock-based expenses, as follows:
Cost of revenues	$129,954	$107,457	$69,443	$53,812	$45,608
Research and development	259,838	187,487	129,434	121,193	107,420
Marketing and sales	468,553	388,937	289,152	286,410	258,571
General and administrative	138,668	136,486	105,599	103,350	91,681

(3)
Certain reclassifications to fiscal 2017, 2016, 2015 and 2014 balances were made to conform to the current period presentation in the consolidated statement of operations, which include cost of revenues-subscription and support and cost of revenues-professional services and other.

	As of January 31,
(in thousands)	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities (4)	$4,521,705	$2,208,887	$2,725,377	$1,890,284	$1,321,017
(Negative) working capital (5)	(839,147)	(1,298,639)	90,432	(15,385)	(915,382)
Total assets	21,009,802	17,584,923	12,762,920	10,654,053	9,096,124
Long-term obligations (6)	1,487,921	2,789,330	2,119,160	2,254,086	2,002,311
Accumulated deficit	(337,432)	(464,910)	(653,271)	(605,845)	(343,157)
Total stockholders’ equity	9,388,496	7,500,127	5,002,869	3,975,183	3,038,510

(4)	Excludes the restricted cash balance of $115.0 million as of January 31, 2015.

(5)
The Company considers all its marketable debt securities to be available to support current liquidity needs including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the consolidated balance sheets. For consistency in presentation, working capital in the table above as of January 31, 2016, 2015 and 2014 includes amounts previously reported in Marketable securities, noncurrent. In addition, other reclassifications were made to balances as of January 31, 2017, 2016, 2015 and 2014 to conform to the current period presentation.

(6)
Long-term obligations consists of the 0.75% convertible senior notes issued in January 2010, the 0.25% convertible senior notes issued in March 2013, the term loan entered into in July 2013, which was subsequently paid off in fiscal 2016, the loan assumed on 50 Fremont, the term loan entered into in July 2016, and the revolving credit facility entered into in October 2014 and amended in July 2016. At January 31, 2014, the 0.75% notes were convertible and accordingly were classified as a current liability. At January 31, 2015, the 0.75% notes had matured and were no longer outstanding. At January 31, 2018, the 0.25% notes were due in April 2018 and accordingly were classified as a current liability. As of January 31, 2018, a portion of the loan assumed on 50 Fremont was due within the next 12 months and accordingly was classified as a current liability.

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
Our Customer Success Platform - including sales force automation, customer service and support, marketing automation, digital commerce, community management, industry-specific solutions, analytics, application development, IoT integration, collaborative productivity tools, our AppExchange, which is our enterprise cloud marketplace, and our professional cloud services - provides the tools customers need to succeed in a digital world. Key elements of our strategy include:

•	cross sell and upsell;

•	extend existing service offerings;

•	reduce customer attrition;

•	expand and strengthen the partner ecosystem;

•	expand internationally;

•	target vertical industries;

•	expand into new horizontal markets;

•	extend go-to-market capabilities;

•	ensure strong customer adoption; and

•	encourage the development of third-party applications on our cloud computing platform.
We are also committed to a sustainable, low-carbon future, advancing equality and diversity, and fostering employee success. We try to integrate social good into everything we do. All of these goals align with our long-term growth strategy and financial and operational priorities.
We believe the factors that will influence our ability to achieve our objectives include: our prospective customers’ willingness to migrate to enterprise cloud computing services; our ability to maintain a balanced portfolio of products and customers; the availability, performance and security of our service; our ability to continue to release, and gain customer acceptance of new and improved features; our ability to successfully integrate acquired businesses and technologies; successful customer adoption and utilization of our service; our ability to continue to meet new and evolving privacy laws and regulations, acceptance of our service in markets where we have few customers; the emergence of additional competitors in our market and improved product offerings by existing and new competitors; the location of new data centers that we operate as well as the new locations of services provided by third-party cloud computing platform providers; third-party developers’ willingness to develop applications on our platforms; our ability to attract new personnel and retain and motivate current personnel; and general economic conditions which could affect our customers’ ability and willingness to purchase our services, delay the customers’ purchasing decision or affect attrition rates.
To address these factors, we will need to, among other things, continue to add substantial numbers of paying subscriptions, upgrade our customers to fully featured versions or arrangements such as an Enterprise License Agreement, provide high quality technical support to our customers, encourage the development of third-party applications on our platforms, realize the benefits from our strategic partnerships and continue to focus on retaining customers at the time of renewal. Our plans to invest for future growth include the continuation of the expansion of our data center capacity, whether internally or through the use of third parties, the hiring of additional personnel, particularly in direct sales, other customer-related areas and research and development, the expansion of domestic and international selling and marketing activities, specifically in our top markets, the continued development of our brands, the addition of distribution channels, the upgrade of our service offerings, the continued development of services including Community Cloud, Industry Clouds and Success Cloud, the integration of new and acquired technologies such as Commerce Cloud, artificial intelligence technologies and Salesforce

Quip, the expansion of our Marketing Cloud and Salesforce Platform core service offerings, and the additions to our global infrastructure to support our growth.
We also regularly evaluate acquisitions or investment opportunities in complementary businesses, joint ventures, services and technologies and intellectual property rights in an effort to expand our service offerings. We expect to continue to make such investments and acquisitions in the future and we plan to reinvest a significant portion of our incremental revenue in future periods to grow our business and continue our leadership role in the cloud computing industry. As part of our growth strategy, we are delivering innovative solutions in new categories, including analytics, e-commerce, artificial intelligence, IoT and collaborative productivity tools. We drive innovation organically and to a lesser extent through acquisitions, such as our July 2016 acquisition of Demandware, Inc. (“Demandware”), a digital commerce leader. We have a disciplined and thoughtful acquisition process where we routinely survey the industry landscape across a wide range of companies. As a result of our aggressive growth plans and integration of our previously acquired businesses, we have incurred significant expenses from equity awards and amortization of purchased intangibles, which have reduced our operating income. We remain focused on improving operating margins in fiscal 2019 and beyond.
Our typical subscription contract term is 12 to 36 months, although terms range from one to 60 months, so during any fiscal reporting period only a subset of active subscription contracts is eligible for renewal. We calculate our attrition rate as of the end of each month. Our current attrition rate, which does not include the Marketing and Commerce Cloud service offerings, was between eight and nine percent as of January 31, 2018. Our attrition rate, including the Marketing Cloud service offering, was less than ten percent as of January 31, 2018. While it is difficult to predict, we expect our attrition rate to remain consistent as we continue to expand our enterprise business and invest in customer success and related programs.
We expect marketing and sales costs, which were 46 percent and 47 percent for fiscal 2018 and 2017, respectively, to continue to represent a substantial portion of total revenues in the future as we seek to grow our customer base, sell more products to existing customers, and continue to build greater brand awareness.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2018, for example, refer to the fiscal year ending January 31, 2018.
Operating Segments
We operate as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, who in our case is the chief executive officer, in deciding how to allocate resources and assess performance. Over the past few years, we have completed a number of acquisitions. These acquisitions have allowed us to expand our offerings, presence and reach in various market segments of the enterprise cloud computing market. While we have offerings in multiple enterprise cloud computing market segments, including as a result of our acquisitions, our business operates in one operating segment because the majority of our offerings operate on a single platform and are deployed in an identical way, and our chief operating decision maker evaluates our financial information and resources and assesses the performance of these resources on a consolidated basis. Since we operate as one operating segment, all required financial segment information can be found in the consolidated financial statements.
Sources of Revenues
We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our enterprise cloud computing services and from customers paying for additional support beyond the standard support that is included in the basic subscription fees; and (2) related professional services such as process mapping, project management, implementation services and other revenue. “Other revenue” consists primarily of training fees. Subscription and support revenues accounted for approximately 93 percent of our total revenues for fiscal 2018. Subscription revenues are driven primarily by the number of paying subscribers, varying service types, the price of our service and renewals. We define a “customer” as a separate and distinct buying entity (e.g., a company, a distinct business unit of a large corporation, a partnership, etc.) that has entered into a contract to access our enterprise cloud computing services. We define a “subscription” as a unique user account purchased by a customer for use by its employees or other customer-authorized users, and we refer to each such user as a “subscriber.” The number of paying subscriptions at each of our customers ranges from one to hundreds of thousands. None of our customers accounted for more than five percent of our revenues during fiscal 2018 and 2017.
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
Revenue by Cloud Service Offering
The information below is provided on a supplemental basis to give additional insight into the revenue performance of our individual core service offerings. All of the cloud offerings that we offer to customers are grouped into four major cloud service offerings. Subscription and support revenues consisted of the following (in millions):

	Fiscal Year Ended January 31,
	2018	2017	2016	Variance - Percent Fiscal 2017 and 2018	Variance - Percent Fiscal 2016 and 2017
Sales Cloud	$3,554.3	$3,060.6	$2,699.0	16%	13%
Service Cloud	2,877.1	2,320.7	1,817.8	24%	28%
Salesforce Platform and Other	1,929.2	1,441.6	1,034.7	34%	39%
Marketing and Commerce Cloud	1,349.9	933.3	654.1	45%	43%
Total	$9,710.5	$7,756.2	$6,205.6
Subscription and support revenues from the Community Cloud, Quip and our Industry Offerings were not significant in fiscal 2018. Quip revenue is included with Salesforce Platform and Other in the table above. Our Industry Offerings and Community Cloud revenue are included in either Sales Cloud, Service Cloud or Salesforce Platform and Other depending on the primary service offering purchased.
As required under U.S. generally accepted accounting principles (“U.S. GAAP"), we recorded deferred revenue related to acquired contracts from Demandware at fair value on the date of acquisition. As a result, we did not recognize certain revenues related to these acquired contracts that Demandware would have otherwise recorded as an independent entity. Of the $1,349.9 million subscription and support revenue for Marketing and Commerce Cloud for fiscal 2018, approximately $253.4 million was attributed to Commerce Cloud.
In situations where a customer purchases multiple cloud offerings, such as through an Enterprise License Agreement, we allocate the contract value to each core service offering based on the customer’s estimated product demand plan and the service that was provided at the inception of the contract. We do not update these allocations based on actual product usage during the term of the contract. We have allocated approximately 14 percent, 13 percent and 10 percent of our total subscription and support revenues for fiscal 2018, 2017 and 2016, respectively, based on customers’ estimated product demand plans and these allocated amounts are included in the table above.
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

Seasonal Nature of Deferred Revenue, Accounts Receivable and Operating Cash Flow
Deferred revenue primarily consists of billings to customers for our subscription service. Over 90 percent of the value of our billings to customers is for our subscription and support service. We generally invoice our customers in annual cycles. Approximately 80 percent of the value of all subscription and support related invoices, excluding Demandware related invoices, were issued with annual terms during fiscal 2018, 2017 and 2016. We typically issue renewal invoices in advance of the renewal service period, and depending on timing, the initial invoice for the subscription and services contract and the subsequent renewal invoice may occur in different quarters. This may result in an increase in deferred revenue and accounts receivable. There is a disproportionate weighting toward annual billings in the fourth quarter, primarily as a result of large enterprise account buying patterns. Our fourth quarter has historically been our strongest quarter for new business and renewals. The year on year compounding effect of this seasonality in both billing patterns and overall new and renewal business causes the value of invoices that we generate in the fourth quarter for both new business and renewals to increase as a proportion of our total annual billings. Accordingly, because of this billing activity, our first quarter is our largest collections and operating cash flow quarter.
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
The sequential quarterly changes in accounts receivable and the related deferred revenue and operating cash flow during the first quarter of our fiscal year are not necessarily indicative of the billing activity that occurs for the following quarters as displayed below (in thousands, except unbilled deferred revenue):

	January 31, 2018	October 31, 2017	July 31, 2017	April 30, 2017
Fiscal 2018
Accounts receivable, net	$3,917,401	$1,519,916	$1,569,322	$1,439,875
Deferred revenue	7,094,705	4,392,082	4,818,634	5,042,652
Operating cash flow (1)	1,051,320	125,792	331,269	1,229,584
Unbilled deferred revenue	13.3 bn	11.5 bn	10.4 bn	9.6 bn

	January 31, 2017	October 31, 2016	July 31, 2016	April 30, 2016
Fiscal 2017
Accounts receivable, net	$3,196,643	$1,281,425	$1,323,114	$1,192,965
Deferred revenue	5,542,802	3,495,133	3,823,561	4,006,914
Operating cash flow (1)	706,146	154,312	250,678	1,051,062
Unbilled deferred revenue	9.0 bn	8.6 bn	8.0 bn	7.6 bn

	January 31, 2016	October 31, 2015	July 31, 2015	April 30, 2015
Fiscal 2016
Accounts receivable, net	$2,496,165	$1,060,726	$1,067,799	$926,381
Deferred revenue	4,291,553	2,846,510	3,034,991	3,056,820
Operating cash flow (1)	470,208	162,514	304,278	735,081
Unbilled deferred revenue	7.1 bn	6.7 bn	6.2 bn	6.0 bn

(1)	Operating cash flow represents net cash provided by operating activities for the three months ended in the periods stated above.
Cost of Revenues and Operating Expenses
Cost of Revenues
Cost of subscription and support revenues primarily consists of expenses related to delivering our service and providing support, the costs of data center capacity, depreciation or operating lease expense associated with computer equipment and software, allocated overhead, amortization expense associated with capitalized software related to our services and acquired developed technologies and certain fees paid to various third parties for the use of their technology, services and data. We allocate overhead such as IT infrastructure, rent and occupancy charges based on headcount. Employee benefit costs and taxes are allocated based upon a percentage of total compensation expense. As such, general overhead expenses are reflected in each cost of revenue and operating expense category. Cost of professional services and other revenues consists primarily of employee-related costs associated with these services, including stock-based expenses, the cost of subcontractors, certain third-party fees and allocated overhead. The cost of providing professional services is higher as a percentage of the related revenue than for our enterprise cloud computing subscription service due to the direct labor costs and costs of subcontractors.
We intend to continue to invest additional resources in our enterprise cloud computing services. For example, we have invested in additional database software and hardware and we plan to increase the capacity that we are able to offer globally through data centers and third-party infrastructure providers. As we acquire new businesses and technologies, the majority of the amortization expense associated with this activity will be included in cost of revenues. Additionally, as we enter into new contracts with third parties for the use of their technology, services or data, or as our sales volume grows, the fees paid to use such technology or services may increase. Finally, we expect the cost of professional services to be approximately in line with revenues from professional services as we believe this investment in professional services facilitates the adoption of our service offerings. The timing of these additional expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in the affected periods.
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
We expect that in the future, research and development expenses will increase in absolute dollars and may increase as a percentage of total revenues as we invest in adding employees and building the necessary system infrastructure required to support the development of new, and improve existing, technologies and the integration of acquired businesses, technologies and all of our service offerings.
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
We plan to continue to invest in marketing and sales by expanding our domestic and international selling and marketing activities, building brand awareness, attracting new customers and sponsoring additional marketing events. The timing of these marketing events, such as our annual and largest event, Dreamforce, will affect our marketing costs in a particular quarter. In addition, as we acquire new businesses and technologies, a component of the amortization expense associated with this activity will be included in marketing and sales. We expect that in the future, marketing and sales expenses will increase in absolute dollars and continue to be our largest cost. We expect marketing and sales expenses, excluding sales personnel expenses, to grow in line with or at a slower rate than revenues and sales personnel expenses may increase as a percentage of total revenues as we invest in additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.
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
During fiscal 2018, we recognized stock-based expense related to our equity plans for employees and non-employee directors of $997.0 million. As of January 31, 2018, the aggregate stock compensation remaining to be amortized to costs and expenses was approximately $1.8 billion. We expect this stock compensation balance to be amortized as follows: $855.4 million during fiscal 2019; $582.7 million during fiscal 2020; $318.1 million during fiscal 2021; $59.5 million during fiscal 2022; $17.2 million during fiscal 2023 and $8.0 million thereafter. The expected amortization reflects only outstanding stock awards as of January 31, 2018 and assumes no forfeiture activity. We expect to continue to issue stock-based awards to our employees in future periods.
In prior years, we had our annual equity grant cycle for employees in the month of November. During fiscal 2018, we changed our annual equity grant to occur in the month of March, starting in fiscal 2019. Therefore, the stock-based expense timing for fiscal 2018 is not consistent with prior years. We granted 14.9 million shares under the annual equity grant in fiscal 2017 whereas we did not grant any shares under the annual equity grant cycle in fiscal 2018.
Amortization of Purchased Intangibles from Business Combinations and the Purchase of 50 Fremont
Our cost of revenues, operating expenses and other expenses include amortization of acquisition-related intangible assets, such as the amortization of the cost associated with an acquired company’s developed technology, trade names and trademarks, customer lists, acquired leases and customer relationships. We expect this expense to fluctuate as we acquire more businesses and intangible assets become fully amortized.
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

During fiscal 2018, we deferred $799.3 million of commission expenditures and we amortized $464.7 million to sales expense. During fiscal 2017, we deferred $462.0 million of commission expenditures and we amortized $371.5 million to sales expense. Deferred commissions on our consolidated balance sheets totaled $874.3 million at January 31, 2018 and $539.6 million at January 31, 2017.
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
Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not expected to be realized based on the weighting of positive and negative evidence. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the applicable tax law. We regularly review the deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Our judgment regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute our business plans and/or tax planning strategies. Should there be a change in our ability to realize deferred tax assets, our income tax provision would increase or decrease in the period in which the assessment is changed.
In December 2017, the Tax Cuts and Jobs Act ("Tax Act") was enacted into law, significantly changing income tax law that affects U.S corporations. Key changes included a corporate tax rate reduction from 35 percent to 21 percent effective January 1, 2018, expensing of certain qualified property, significant changes to the U.S international tax system such as a one-time transition tax on accumulated foreign earnings, and how foreign earnings are subject to U.S. tax. We are required to recognize the effects of the tax law changes in the period of enactment, including the determination of the transition tax and the re-measurement of deferred taxes as well as to re-assess the realizability of our deferred tax assets. Subsequent to the enactment of the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which allows companies to record provisional amounts related to the effects of the Tax Act during a measurement period not to extend beyond one year of the enactment date. Due to the timing of the Tax Act and additional guidance and interpretations that may be issued by the U.S. Treasury Department, IRS and other standard-setting bodies in the future, we have not completed our analysis of the income tax effects of the Tax Act. Our provisional estimates will be adjusted during the measurement period defined under SAB 118, based upon our ongoing analysis of our data and tax positions along with the new guidance from regulators and interpretations of the law.
Strategic Investments. We hold strategic investments in marketable equity securities and non-marketable debt and equity securities in which we do not have a controlling interest or significant influence, as defined in Accounting Standards Codification 323 (“ASC 323”), Investments - Equity Method and Joint Ventures. Marketable equity securities and non-marketable debt securities, which consist of debt investments in privately held companies, are recorded at fair value with changes in fair value recorded through accumulated other comprehensive income. Equity investments without readily determinable fair values for which the Company does not have the ability to exercise significant influence are accounted for using the cost method of accounting. If, based on the terms of our ownership of these marketable and non-marketable securities, we determine that we exercise significant influence on the entity to which these marketable and non-marketable securities relate, we apply the equity method of accounting for such investments.
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

Results of Operations
The following tables set forth selected data for each of the periods indicated (in thousands):

	Fiscal Year Ended January 31,
	2018	As a % of Total revenues	2017	As a % of Total revenues	2016	As a % of Total revenues
Revenues:
Subscription and support	$9,710,538	93%	$7,756,205	92%	$6,205,599	93%
Professional services and other	769,474	7	635,779	8	461,617	7
Total revenues	10,480,012	100	8,391,984	100	6,667,216	100
Cost of revenues (1)(2):
Subscription and support	2,033,457	19	1,617,315	19	1,241,692	19
Professional services and other	740,065	7	616,724	8	412,856	6
Total cost of revenues	2,773,522	26	2,234,039	27	1,654,548	25
Gross profit	7,706,490	74	6,157,945	73	5,012,668	75
Operating expenses (1)(2):
Research and development	1,553,073	15	1,208,127	14	946,300	14
Marketing and sales	4,829,291	46	3,918,027	47	3,239,824	49
General and administrative	1,088,358	10	967,563	11	748,238	11
Operating lease termination resulting from purchase of 50 Fremont	0	0	0	0	(36,617)	(1)
Total operating expenses	7,470,722	71	6,093,717	72	4,897,745	73
Income from operations	235,768	3	64,228	1	114,923	2
Investment income	35,848	0	27,374	0	15,341	0
Interest expense	(86,943)	(1)	(88,988)	(1)	(72,485)	(1)
Other income (expense) (1)	17,435	0	9,072	0	(15,292)	0
Gain on sales of land and building improvements	0	0	0	0	21,792	0
Gains from acquisitions of strategic investments	0	0	13,697	0	0	0
Income before benefit from (provision for) income taxes	202,108	2	25,383	0	64,279	1
Benefit from (provision for) income taxes	(74,630)	(1)	154,249	2	(111,705)	(2)
Net income (loss)	$127,478	1%	$179,632	2%	$(47,426)	(1)%
(1) Amounts related to amortization of purchased intangibles from business combinations, as follows (in thousands):

	Fiscal Year Ended January 31,
	2018	As a % of Total revenues	2017	As a % of Total revenues	2016	As a % of Total revenues
Cost of revenues	$165,545	2%	$127,676	2%	$80,918	1%
Marketing and sales	121,340	1	97,601	1	77,152	1
Other income (expense)	1,433	0	2,491	0	3,636	0

(2) Amounts related to stock-based expenses, as follows (in thousands):

	Fiscal Year Ended January 31,
	2018	As a % of Total revenues	2017	As a % of Total revenues	2016	As a % of Total revenues
Cost of revenues	$129,954	1%	$107,457	1%	$69,443	1%
Research and development	259,838	2	187,487	2	129,434	2
Marketing and sales	468,553	4	388,937	5	289,152	4
General and administrative	138,668	1	136,486	2	105,599	2

	As of January 31,
	2018	2017
Selected Balance Sheet Data (in thousands):
Cash, cash equivalents and marketable securities	$4,521,705	$2,208,887
Deferred revenue	7,094,705	5,542,802
Unbilled deferred revenue (an operational measure)	13,300,000	9,000,000
Principal due on our outstanding debt obligations	1,726,821	2,050,000
Unbilled deferred revenue represents future billings under our non-cancelable subscription agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue.
Fiscal Year Ended January 31, 2018 and 2017
Revenues.

	Fiscal Year Ended January 31,		Variance
(in thousands)	2018	2017	Dollars	Percent
Subscription and support	$9,710,538	$7,756,205	$1,954,333	25%
Professional services and other	769,474	635,779	133,695	21%
Total revenues	$10,480,012	$8,391,984	$2,088,028	25%
Total revenues were $10.5 billion for fiscal 2018, compared to $8.4 billion during the same period a year ago, an increase of $2.1 billion, or 25 percent. Subscription and support revenues were $9.7 billion, or 93 percent of total revenues, for fiscal 2018, compared to $7.8 billion, or 92 percent of total revenues, during the same period a year ago, an increase of $2.0 billion, or 25 percent. The increase in subscription and support revenues was primarily caused by volume-driven increases from new business, which includes new customers, upgrades and additional subscriptions from existing customers. Our acquisition of Demandware in July 2016 contributed $287.7 million to total revenues in fiscal 2018 as compared to $120.4 million from the date of acquisition to January 31, 2017. This was offset by a reduction in subscription revenues of approximately $20.0 million as a result of one less day in fiscal 2018 compared to fiscal 2017. We continue to invest in a variety of customer programs and initiatives which, along with increasing enterprise adoption, have helped keep our attrition rate consistent as compared to the prior year. Consistent attrition rates play a role in our ability to maintain growth in our subscription and support revenues. Changes in the net price per user per month have not been a significant driver of revenue growth for the periods presented. Professional services and other revenues were $769.5 million, or seven percent of total revenues, for fiscal 2018, compared to $635.8 million, or eight percent of total revenues, for the same period a year ago, an increase of $133.7 million, or 21 percent. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers.
Revenues by geography were as follows (in thousands):

	Fiscal Year Ended January 31,
	2018	As a % of Total Revenues	2017	As a % of Total Revenues
Americas	$7,579,116	72%	$6,224,971	74%
Europe	1,903,524	18	1,373,547	16
Asia Pacific	997,372	10	793,466	10
	$10,480,012	100%	$8,391,984	100%

Revenues by geography are determined based on the region of the Salesforce contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 96 percent and 96 percent during fiscal 2018 and 2017, respectively.
Revenues in Europe and Asia Pacific accounted for $2.9 billion, or 28 percent of total revenues, for fiscal 2018, compared to $2.2 billion, or 26 percent of total revenues, during the same period a year ago, an increase of $0.7 billion, or 34 percent. The increase in revenues outside of the Americas was the result of the increasing acceptance of our services, our focus on marketing our services internationally and additional resources. Revenues outside of the Americas increased on a total dollar basis by $97.3 million in fiscal 2018 compared to the same period a year ago as a result of the strengthening British Pound Sterling.

Cost of Revenues.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2018	2017
Subscription and support	$2,033,457	$1,617,315	$416,142
Professional services and other	740,065	616,724	123,341
Total cost of revenues	$2,773,522	$2,234,039	$539,483
Percent of total revenues	26%	27%
Cost of revenues was $2.8 billion, or 26 percent of total revenues, for fiscal 2018, compared to $2.2 billion, or 27 percent of total revenues, during the same period a year ago, an increase of $539.5 million. The increase in absolute dollars was primarily due to an increase of $191.5 million in employee-related costs, an increase of $22.5 million in stock-based expenses, an increase of $196.9 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of amortization of purchased intangible assets of $37.9 million and an increase of $23.2 million in allocated overhead. We have increased our headcount by 11 percent since January 31, 2017 to meet the higher demand for services from our customers and as a result of our fiscal 2017 acquisitions. We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity to allow us to scale with our customers and continuously evolve our security measures. We also plan to add additional employees in our professional services group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues in future periods.
The cost of professional services and other revenues was $740.1 million during fiscal 2018 resulting in positive gross margin of $29.4 million. The cost of professional services and other revenues was $616.7 million during fiscal 2017 resulting in positive gross margins of $19.1 million. We expect the cost of professional services to be approximately in line with revenues from professional services in future fiscal quarters. We believe that this investment in professional services facilitates the adoption of our service offerings.
Operating Expenses.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2018	2017
Research and development	$1,553,073	$1,208,127	$344,946
Marketing and sales	4,829,291	3,918,027	911,264
General and administrative	1,088,358	967,563	120,795
Total operating expenses	$7,470,722	$6,093,717	$1,377,005
Percent of total revenues	71%	72%
Research and development expenses were $1.6 billion, or 15 percent of total revenues, for fiscal 2018, compared to $1.2 billion, or 14 percent of total revenues, during the same period a year ago, an increase of $344.9 million. The increase in absolute dollars was primarily due to an increase of approximately $211.5 million in employee-related costs, an increase of $72.4 million in stock-based expenses, an increase in our development and test data center costs and allocated overhead. We increased our research and development headcount by 11 percent since January 31, 2017 in order to improve and extend our service offerings, develop new technologies and integrate previously acquired companies, including our fiscal 2017 acquisitions. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to invest in additional employees and technology to support the development of new, and improve existing, technologies and the integration of acquired technologies.

Marketing and sales expenses were $4.8 billion, or 46 percent of total revenues, for fiscal 2018, compared to $3.9 billion, or 47 percent of total revenues, during the same period a year ago, an increase of $911.3 million. The change was primarily due to an increase of $719.8 million in employee-related costs and amortization of deferred commissions, an increase of $79.6 million in stock-based expenses, an increase in amortization of purchased intangible assets of $23.7 million, and allocated overhead. Our marketing and sales headcount increased by 22 percent since January 31, 2017. The increase in headcount was primarily attributable to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.
General and administrative expenses were $1.1 billion, or 10 percent of total revenues, for fiscal 2018, compared to $1.0 billion, or 11 percent of total revenues, during the same period a year ago, an increase of $120.8 million. The increase was primarily due to an increase in employee-related costs. Our general and administrative headcount increased by 16 percent since January 31, 2017 as we added personnel to support our growth.
Other income and expense.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2018	2017
Investment income	$35,848	$27,374	$8,474
Interest expense	(86,943)	(88,988)	2,045
Other income (expense)	17,435	9,072	8,363
Gains from acquisitions of strategic investments	0	13,697	(13,697)
Investment income was $35.8 million for fiscal 2018 and was $27.4 million during the same period a year ago. The increase was due to higher interest income across our portfolio.
Interest expense consists of interest on our convertible senior notes, capital leases, financing obligation related to 350 Mission, the loan assumed on 50 Fremont, revolving credit facility and the $500.0 million term loan that was entered into in connection with our acquisition of Demandware. Interest expense was $86.9 million for fiscal 2018 and was $89.0 million during the same period a year ago.
Other income (expense) primarily consists of non-operating transactions such as strategic investment realized gains and losses and other-than-temporary impairments, gains and losses from foreign exchange rate fluctuations and real estate transactions. The Company sold a portion of its publicly-held investments in fiscal 2018, which resulted in a reclassification of previously unrealized gains from the accumulated other comprehensive loss on the balance sheet to other income (expense) in the amount of $58.6 million. This amount was offset by other-than-temporary impairments on strategic investments.
Gains from acquisitions of strategic investments represents gains recognized related to strategic investments when we acquire an entity in which we previously held a strategic investment. The difference between the fair value of the shares as of the date of the acquisition and the carrying value of the strategic investment is recorded as a gain or loss and disclosed separately within the statements of operations.
Benefit from (provision for) income taxes.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2018	2017
Benefit from (provision for) income taxes	$(74,630)	$154,249	$(228,879)
Effective tax rate	37%	(608)%
We recognized a tax provision of $74.6 million on a pretax income of $202.1 million for fiscal 2018. The tax provision recorded was primarily related to income taxes in profitable jurisdictions outside of the United States.
In fiscal 2017, we recorded a tax benefit of $154.2 million on a pretax income of $25.4 million for fiscal 2017. The most significant component of this tax amount was the discrete tax benefit of $210.3 million from a partial release of the valuation allowance in connection with the acquisition of Demandware. The net deferred tax liability from the acquisition of Demandware provided a source of additional income to support the realizability of our preexisting deferred tax assets and, as a result, we released a portion of our valuation allowance. The tax benefit associated with the release of the valuation allowance was partially offset by income taxes in profitable jurisdictions outside of the United States.

Fiscal Years Ended January 31, 2017 and 2016
Revenues.

	Fiscal Year Ended January 31,		Variance
(in thousands)	2017	2016	Dollars	Percent
Subscription and support	$7,756,205	$6,205,599	$1,550,606	25%
Professional services and other	635,779	461,617	174,162	38%
Total revenues	$8,391,984	$6,667,216	$1,724,768	26%
Total revenues were $8.4 billion for fiscal 2017, compared to $6.7 billion for fiscal 2016, an increase of $1.7 billion, or 26 percent. Subscription and support revenues were $7.8 billion, or 92 percent of total revenues, for fiscal 2017, compared to $6.2 billion, or 93 percent of total revenues, for fiscal 2016, an increase of $1.6 billion, or 25 percent. The increase in subscription and support revenues in fiscal 2017 was primarily caused by volume-driven increases from new business, which includes new customers, upgrades and additional subscriptions from existing customers. Revenue resulting from our July 2016 acquisition of Demandware contributed $120.4 million to total revenues for fiscal 2017. Revenues from other acquired businesses in fiscal 2017 were not material. We continued to invest in a variety of customer programs and initiatives, which, along with increasing enterprise adoption, have helped keep our attrition rate consistent as compared to fiscal 2016. Our attrition rate also played a role in the increase in subscription and support revenues. Changes in our pricing have not been a significant driver of revenue growth for the periods presented. Professional services and other revenues were $635.8 million, or eight percent of total revenues, for fiscal 2017, compared to $461.6 million, or seven percent of total revenues, for fiscal 2016, an increase of $174.2 million, or 38 percent. The increase was primarily due to the growth in our subscription professional services.
Revenues by geography were as follows (in thousands):

	Fiscal Year Ended January 31,
	2017	As a % of Total Revenues	2016	As a % of Total Revenues
Americas	$6,224,971	74%	$4,910,745	74%
Europe	1,373,547	16	1,162,808	17
Asia Pacific	793,466	10	593,663	9
	$8,391,984	100%	$6,667,216	100%
Revenues in Europe and Asia Pacific accounted for $2.2 billion, or 26 percent of total revenues, for fiscal 2017, compared to $1.8 billion, or 26 percent of total revenues, for fiscal 2016, an increase of $410.5 million, or 23 percent. The increase in revenues on a total dollar basis outside of the Americas was the result of the increasing acceptance of our service, our focus on marketing our services internationally, additional resources and consistent attrition rates as a result of the reasons stated above. Revenues outside of the Americas increased on a total dollar basis in fiscal 2017 despite an overall strengthening of the U.S. dollar, which reduced aggregate international revenues by $103.8 million compared to fiscal 2016.
Americas revenue attributed to the United States was approximately 96 percent and 95 percent for fiscal 2017 and 2016, respectively. No other country represented more than ten percent of total revenue during fiscal 2017 or 2016.
Cost of Revenues.

	Fiscal Year Ended January 31,		Variance Dollars
(in thousands)	2017	2016
Subscription and support	$1,617,315	$1,241,692	$375,623
Professional services and other	616,724	412,856	203,868
Total cost of revenues	$2,234,039	$1,654,548	$579,491
Percent of total revenues	27%	25%

Cost of revenues was $2.2 billion, or 27 percent of total revenues, for fiscal 2017, compared to $1.7 billion, or 25 percent of total revenues, for fiscal 2016, an increase of $579.5 million. The increase in absolute dollars was primarily due to an increase of $240.9 million in employee-related costs, an increase of $38.0 million in stock-based expenses, an increase of $162.4 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of $23.5 million in professional and outside services, an increase of amortization of purchased intangibles of $46.8 million, an increase in depreciation of equipment of $16.2 million and an increase in allocated overhead of $35.9 million. We increased our headcount by 34 percent in fiscal 2017 to meet the higher demand for services from our customers and as a result of our fiscal 2017 acquisitions.
The cost of professional services and other revenues was $616.7 million during fiscal 2017 resulting in positive gross margin of $19.1 million. The cost of professional services and other revenues was $412.9 million during fiscal 2016 resulting in positive gross margins of $48.8 million.
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
Research and development expenses were $1.2 billion, or 14 percent of total revenues, for fiscal 2017, compared to $946.3 million, or 14 percent of total revenues, for fiscal 2016, an increase of $261.8 million. The increase in absolute dollars was primarily due to an increase of $173.2 million in employee-related costs, an increase of $58.1 million in stock-based expense, an increase of $28.1 million in development and test data center expense, and an increase in allocated overhead. We increased our research and development headcount by 35 percent in fiscal 2017 in order to improve and extend our service offerings and develop new technologies as a result of our fiscal 2017 acquisitions.
Marketing and sales expenses were $3.9 billion, or 47 percent of total revenues, for fiscal 2017, compared to $3.2 billion, or 49 percent of total revenues, for fiscal 2016, an increase of $678.2 million. The increase in absolute dollars was primarily due to increases of $484.3 million in employee-related costs, including amortization of deferred commissions, $34.7 million in advertising expense, $20.4 million in amortization of purchased intangibles, $99.8 million stock-based expense and $36.5 million in allocated overhead. Our marketing and sales headcount increased by 24 percent in fiscal 2017. The increase in headcount was also attributable to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.
General and administrative expenses were $967.6 million, or 11 percent of total revenues, for fiscal 2017, compared to $748.2 million, or 11 percent of total revenues, for fiscal 2016, an increase of $219.3 million. The increase was primarily due to an increase of $175.2 million in employee-related costs, an increase of $30.9 million in stock-based expense and an increase in professional and outside services. Our general and administrative headcount increased by 22 percent in fiscal 2017 as we added personnel to support our growth.
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

Investment income consists of income on our cash and marketable securities balances. Investment income was $27.4 million for fiscal 2017 and was $15.3 million for fiscal 2016. The increase was due to both realized gains resulting from the sales of marketable securities as well as higher interest income across our portfolio.
Interest expense consists of interest on our convertible senior notes, capital leases, financing obligation related to 350 Mission, the loan assumed on 50 Fremont, revolving credit facility and the $500.0 million term loan that was entered into in connection with our acquisition of Demandware. Interest expense was $89.0 million for fiscal 2017 and was $72.5 million for fiscal 2016. The increase was primarily due to the term loan in fiscal 2017 associated with the Demandware purchase and our outstanding balance in our revolving facility in in fiscal 2017.
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
Liquidity and Capital Resources
At January 31, 2018, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $4.5 billion and accounts receivable of $3.9 billion. Our cash, cash equivalents and marketable securities are comprised primarily of corporate notes and obligations, U.S. treasury securities, asset backed securities, foreign government obligations, mortgage backed obligations, time deposits, money market mutual funds and municipal securities.
Net cash provided by operating activities was $2.7 billion during fiscal 2018 and $2.2 billion during the same period a year ago. Net cash provided by operating activities was $2.2 billion during fiscal 2017 and $1.7 billion during fiscal 2016. Cash provided by operating activities has historically been affected by the amount of net income adjusted for non-cash expense items such as depreciation and amortization; amortization of purchased intangibles from business combinations; amortization of debt discount; the expense associated with stock-based awards; gains on sales of strategic investments; the timing of employee related costs including commissions and bonus payments; the timing of payments against accounts payable, accrued expenses and other current liabilities; the timing of collections from our customers, which is our largest source of operating cash flows; the timing of business combination activity and the related integration and transaction costs; and changes in working capital accounts.
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
We generally invoice our customers for our subscription and services contracts in advance in annual installments. We typically issue renewal invoices in advance of the renewal service period, and depending on timing, the initial invoice for the subscription and services contract and the subsequent renewal invoice may occur in different quarters. Such invoice amounts are initially reflected in accounts receivable and deferred revenue, which is reflected on the balance sheets, and as the contract renewal approaches, the corresponding deferred revenue decreases to zero. The operating cash flow benefit of increased billing activity generally occurs in the subsequent quarter when we collect from our customers. As such, our first quarter is our largest collections and operating cash flow quarter.
Net cash used in investing activities was $2.0 billion during fiscal 2018 and $2.7 billion during the same period a year ago. The net cash used in investing activities during fiscal 2018 primarily related to purchases of marketable securities of $2.0 billion and new office build outs and capital investments of $534.0 million, which were offset by the cash inflows for the period from the sales of marketable securities of $558.6 million. Net cash used in investing activities was $2.7 billion during fiscal 2017 and $1.5 billion during fiscal 2016. The net cash used in investing activities during fiscal 2017 primarily related to business combinations with the largest being the acquisition of Demandware in July 2016, purchases of marketable securities of approximately $1.1 billion, new office build-outs and strategic and capital investments, which were offset by the cash inflows for the period from sales and maturities of marketable securities of $2.0 billion. Net cash used in investing activities was $1.5 billion during fiscal 2016, which primarily related to capital expenditures, strategic investments, business combinations, the purchase of 50 Fremont land and building, new office build-outs, investment of cash balances offset by proceeds from sales and maturities of marketable securities and proceeds from the sale of Mission Bay land and the use of restricted cash to purchase 50 Fremont land and building.
Net cash provided by financing activities was $221.2 million during fiscal 2018 as compared to $997.7 million during the same period a year ago. Net cash provided by financing activities during fiscal 2018 consisted primarily of $650.3 million from proceeds from equity plans offset by $200.0 million repayment of the revolving credit facility, $123.2 million of principal payments on conversions of the 0.25% Senior Notes and $105.9 million of principal payments on capital lease obligations. Net cash provided by financing activities was $997.7 million during fiscal 2017 as compared to net cash provided by financing activities of $73.2 million during fiscal 2016. Net cash provided by financing activities during fiscal 2017 consisted primarily of $748.8 million proceeds from borrowings under our revolving credit facility, $495.6 million of proceeds from the Term Loan, net of loan fees, $401.5 million from proceeds from equity plans offset by $98.2 million of principal payments on capital leases and $550.0 million payment of our revolving credit facility. Net cash provided by financing activities during fiscal 2016 consisted primarily of $455.5 million from proceeds from equity plan offset by $82.3 million of principal payments on capital leases and $300.0 million payment of our revolving credit facility.
In March 2013, we issued at par value $1.15 billion of 0.25% convertible senior notes (“0.25% Senior Notes”), due April 2018, unless earlier purchased by us or converted. The Notes are classified as a current liability on our consolidated balance sheet as of January 31, 2018 as they are due within one year. As of January 31, 2018 the remaining principal balance of the 0.25% Senior Notes outstanding is $1.03 billion.
In July 2016, we entered into a credit agreement (“Revolving Loan Credit Agreement”), which provides for a $1.0 billion unsecured revolving credit facility (“Credit Facility”) that matures in July 2021. We may use any future borrowings under the Credit Facility for refinancing other indebtedness, working capital, capital expenditures and other general corporate purposes, including permitted acquisitions. We may borrow amounts under the Credit Facility at any time during the term of the Revolving Loan Credit Agreement. As of January 31, 2018, we had no outstanding borrowings under the Credit Facility. We were in compliance with the Revolving Loan Credit Agreement’s covenants as of January 31, 2018.
In July 2016, to partially finance the acquisition of Demandware, we entered into a $500.0 million term loan (“Term Loan”) which matures in July 2019. As of January 31, 2018, the noncurrent outstanding principal portion of the Term Loan was $500.0 million.
All outstanding amounts under the Term Loan Credit Agreement will be due and payable in July 2019. The Company may prepay the Term Loan, in whole or in part, at any time without premium or penalty, subject to certain conditions, and amounts repaid or prepaid may not be reborrowed. The Company’s obligations under the Term Loan Credit Agreement are required to be guaranteed by certain of its subsidiaries meeting certain thresholds set forth in the Term Loan Credit Agreement. The Company was in compliance with the Term Loan Credit Agreement’s covenants as of January 31, 2018.
As of January 31, 2018, we have a total of $99.9 million in letters of credit outstanding in favor of certain landlords for office space. To date, no amounts have been drawn against the letters of credit, which renew annually and expire at various dates through December 2030.
We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.
Our principal commitments consist of obligations under leases for office space, co-location data center facilities and our development and test data center, as well as leases for computer equipment, software, furniture and fixtures. At January 31, 2018, the future non-cancelable minimum payments under these commitments were as follows (in thousands):

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital lease obligations, including interest	$317,645	$115,909	$201,695	$41	$0
Operating lease obligations:
Facilities space	2,727,369	335,289	660,807	575,673	1,155,600
Computer equipment and furniture and fixtures	555,958	275,636	280,322	0	0
0.25% Convertible Senior Notes	1,026,821	1,026,821	0	0	0
Loan assumed on 50 Fremont	200,000	2,128	7,661	8,257	181,954
Term loan	500,000	0	500,000	0	0
Financing obligation - leased facility	300,903	21,881	45,095	46,872	187,055
Contractual commitments	513,831	185,449	229,132	53,500	45,750
	$6,142,527	$1,963,113	$1,924,712	$684,343	$1,570,359
The majority of our operating lease agreements provide us with the option to renew. Our future operating lease obligations would change if we exercised these options and if we entered into additional operating lease agreements as we expand our operations.
The financing obligation - leased facility above represents the total obligation for our lease of approximately 445,000 rentable square feet of office space at 350 Mission St. ("350 Mission") in San Francisco, California. As of January 31, 2018, $218.2 million of the total obligation noted above was recorded to Financing obligation - leased facility, of which the current portion is included in “Accounts payable, accrued expenses and other liabilities” and the noncurrent portion is included in “Other noncurrent liabilities” on the consolidated balance sheets.
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
In April 2016, we entered into an agreement with a third-party provider for certain infrastructure services for a period of four years. We paid $96.0 million in connection with this agreement during fiscal 2018. The agreement further provides that we will pay an additional $108.0 million in fiscal 2019 and $126.0 million in fiscal 2020. This agreement is included in the table above under contractual commitments.
In July 2017, we entered into an agreement with a third-party to obtain the exclusive naming rights for the Salesforce Transit Center project in San Francisco for a period of 25 years. We paid a non-refundable fee of $1.0 million upon execution of the agreement and we are obligated to pay approximately $4.4 million each year over the life of the agreement. The agreement may be terminated by us without cause upon satisfaction of certain conditions and is therefore excluded from the table above.
During fiscal 2018 and in future fiscal years, we have made and expect to continue to make additional investments in our infrastructure to scale our operations and increase productivity. We plan to upgrade or replace various internal systems to scale with the overall growth of the Company. Additionally, we expect capital expenditures to be higher in absolute dollars and remain consistent as a percentage of total revenues in future periods as a result of continued office build-outs, other leasehold improvements and data center investments.

In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, and intellectual property rights. To facilitate these acquisitions or investments, we may seek additional equity or debt financing, which may not be available on terms favorable to us or at all, which may affect our ability to complete subsequent acquisitions or investments, and which may affect the risks of owning our common stock.
We believe our existing cash, cash equivalents, marketable securities, cash provided by operating activities and, if necessary, our borrowing capacity under our Credit Facility will be sufficient to meet our working capital, capital expenditure and debt repayment needs over the next 12 months. We expect our cash tax payments for the next 12 months, primarily from profitable jurisdictions outside of the U.S, to be consistent with those paid in prior years. Additionally, the one-time transition tax under the Tax Act will not have an impact on our cash taxes based on our provisional assessment.
New Accounting Pronouncements
See Note 1 “Summary of Business and Significant Accounting Policies” to the consolidated financial statements for our discussion about new accounting pronouncements adopted and those pending.
Other Information
Environmental, Social and Governance
We believe the business of business is improving the state of the world for all of our stakeholders, including our stockholders, customers, employees, community, environment and society. We are committed to creating a sustainable, low-carbon future by delivering a carbon neutral cloud, operating as a net-zero greenhouse gas emissions company and by working to achieve our goal of 100 percent renewable energy for our global operations. In addition, we have spearheaded initiatives to drive equality in four key areas: equal rights, equal pay, equal education and equal opportunity. We also pioneered and have inspired other companies to adopt our 1-1-1 integrated philanthropy model, which leverages 1 percent of a company’s equity, employee time and product to help improve communities around the world. Together with the Salesforce Foundation, a 501(c)(3) nonprofit organization, and Salesforce.org, a nonprofit social enterprise, which are not included in our consolidated financial statements, we have given approximately $200 million to charitable organizations, logged more than 2.6 million employee volunteer hours around the world and provided more than 34,000 nonprofit and higher education organizations with the use of our service offerings for free or at a discount.
Below are some of the key highlights of our environmental, social and governance efforts:

•
In fiscal 2018 we achieved net-zero greenhouse gas emissions and began delivering a carbon neutral cloud for all customers. In addition, we are committed to working toward 100 percent renewable energy for our global operations. To support this goal, in fiscal 2016, we signed two virtual power purchase agreements in West Virginia and Texas and, in fiscal 2018, we began sourcing 100 percent renewable energy for approximately 90 percent of our urban campus in San Francisco.

•
As part of our ongoing work to promote equality in employee pay, opportunity and advancement, in fiscal 2017, we initiated our equal pay assessment and subsequently adjusted our pay practices to eliminate statistically significant gender-associated differences in pay, committing approximately $6 million to this end to date.

•
In fiscal 2018, we announced that Salesforce Tower will feature the largest on-site water recycling system in a commercial high-rise building in the United States. The system is expected to reduce the building's water consumption and provide water recycling capabilities for all building tenants.

•
We strive to integrate sustainability into our corporate events. For example, at Dreamforce 2017, we offset 100 percent of onsite event greenhouse gas emissions, as well as emissions from employee travel, through carbon credits purchased by us.

•
We are active in and support organizations that move the United States and the world toward a more sustainable, low-carbon future. For example, we were a founding member of the Business Renewables Center, signed the Corporate Renewable Energy Buyers’ Principles, helped to launch the Corporate Colocation and Cloud Buyers’ Principles, disclose our annual carbon emissions to the Carbon Disclosure Project, and signed on to initiatives such as We Mean Business and the American Business Act on Climate.

•	We have significantly increased the diversity of our Board over the past five years, including with respect to gender and race.
We leverage a number of communications channels and strategic content to better serve and engage our many stakeholders. Our sustainability website, www.salesforce.com/company/sustainability, provides information regarding our environmental and other sustainability efforts, including our annual impact reports and our environmental policy. At our equality portal, www.salesforce.com/company/equality, our stakeholders can gain insights on our approach to equality, see our company profile by gender, and review our most recent Employer Information Report, which provides a snapshot in time of our

U.S. demographics based on categories prescribed by the federal government. In addition, stakeholders can learn about equality through one of our many free Trailheads. Our annual proxy statement, as available on the Investor Relations website, www.investor.salesforce.com, or www.sec.gov, provides additional details on our corporate governance practices, including our board composition.

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
Foreign Currency Translation Risk
Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. As the USD fluctuated against certain international currencies over the past several months, the amounts of revenue and deferred revenue that we reported in USD for foreign subsidiaries that transact in international currencies were higher relative to what we would have reported using a constant currency rate.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $4.5 billion at January 31, 2018. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least BBB or better. The cash, cash equivalents and marketable securities are held for general corporate purposes including possible acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase or decrease in interest rates of 100-basis points at January 31, 2018 could result in a $33.5 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.
At January 31, 2017, we had cash, cash equivalents and marketable securities totaling $2.2 billion. The fixed-income portfolio was also subject to interest rate risk. Changes in interest rates of 100-basis points would have resulted in market value changes of $13.0 million.
Market Risk and Market Interest Risk
We deposit our cash with multiple financial institutions.
In March 2013, we issued at par value $1.15 billion of 0.25% convertible senior notes (“Notes”) due in April 2018. Holders of the Notes may convert the Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, we would pay the holder an amount of cash equal to the principal amounts of the Notes. The amounts in excess of the principal amounts, if any, may be paid in cash or stock at our option. Concurrent with the issuance of the Notes, we entered into separate note hedging transactions and the sale of warrants. These separate transactions were completed to reduce the potential economic dilution from the conversion of the Notes.
The Notes have a fixed annual interest rate of 0.25% and therefore, we do not have economic interest rate exposure on the Notes. However, the value of the Notes is exposed to interest rate risk. Generally, the fair value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our Notes is affected by our stock price. The principal balance of our Notes was $1.03 billion as of January 31, 2018. The total estimated fair value of our Notes at January 31, 2018 was $1.8 billion. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the fourth quarter of fiscal 2018, which was $170.95.
In July 2016, we amended our credit agreement (“Revolving Loan Credit Agreement”) to provide for a $1.0 billion unsecured revolving credit facility (“Credit Facility”) that matures in July 2021.
The Borrowings under the Credit Facility bear interest, at our option, at a base rate plus a spread of 0.00% to 0.75% or an adjusted LIBOR rate plus a spread of 1.00% to 1.75%, in each case with such spread being determined based on our consolidated leverage ratio for the preceding four fiscal quarter period. Regardless of what amounts, if any, are outstanding under the revolving credit facility, we are also obligated to pay an ongoing commitment fee on undrawn amounts at a rate of 0.125% to 0.25%, with such rate being based on our consolidated leverage ratio for the preceding four fiscal quarter period, payable in arrears quarterly. As of January 31, 2018 there was no outstanding borrowing amount under the Credit Facility.
In February 2015, we assumed a $200.0 million loan with the acquisition of 50 Fremont (“Loan”). The Loan bears an interest rate of 3.75% per annum and is due in June 2023. For the remainder of fiscal 2018, the Loan requires interest only payments. Beginning in fiscal 2019, principal and interest payments are required, with the remaining principal due at maturity. The Loan can be prepaid at any time subject to a yield maintenance fee. The agreement governing the Loan contains certain customary affirmative and negative covenants that we were in compliance with as of January 31, 2018.
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
By entering into the Term Loan, we have assumed risks associated with variable interest rates based upon a variable base rate or LIBOR. The weighted average interest rate on the Term Loan was 2.2% as of January 31, 2018. Changes in the overall level of interest rates affect the interest expense that we recognize in our statements of operations.
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
We have an investment portfolio that includes strategic investments in public and privately held companies, which range from early-stage companies to more mature companies with established revenue streams and business models. As of January 31, 2018, our portfolio consists of investments in over 200 privately held companies and two public companies, primarily comprised of independent software vendors and system integrators. Our investments in these companies range from $0.2 million to over $90.0 million, with 16 investments individually equal to or in excess of approximately $10.0 million as of January 31, 2018.

We invest in early-to-late stage enterprise cloud companies for strategic reasons and to support key business initiatives to grow our ecosystem of partners and accelerate the adoption of cloud technologies. We invest in both domestic and international companies and currently hold investments in all of our regions: the Americas, Europe, and Asia Pacific. We plan to continue to invest in these types of strategic investments, including in companies representing targeted geographies and targeted business and technological initiatives, as opportunities arise that we find attractive
The primary purpose of our investments is to create an ecosystem of enterprise cloud companies, accelerate the growth of technology startups and system integrators and create the next generation of mobile applications and connected products. Therefore, we continually evaluate our investments in privately held and publicly traded companies. In certain cases, our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering. Currently, one of our publicly held investments is subject to such a contractual obligation, which expires in the first quarter of fiscal 2019.
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
As of January 31, 2018 and January 31, 2017, the carrying value of our investments in privately held companies was $652.8 million and $526.0 million, respectively. The estimated fair value of our investments in privately held companies was $912.0 million and $758.3 million as of January 31, 2018 and January 31, 2017, respectively. The financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation to the cost of our initial investment. If we determine that any of our investments in such companies have experienced a decline in fair value, we may be required to record an impairment that is other-than-temporary, which could be material. We have in the past recorded other than temporary impairments or written off the full value of specific investments. Similar situations could occur in the future and negatively impact our financial results. All of our investments are subject to a risk of partial or total loss of investment capital.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
The following financial statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of salesforce.com, inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of salesforce.com, inc. (the Company) as of January 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended January 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 9, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002

Redwood City, California
March 9, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of salesforce.com, inc.
Opinion on Internal Control Over Financial Reporting
We have audited salesforce.com, inc.’s internal control over financial reporting as of January 31, 2018 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, salesforce.com, inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended January 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)2, and our report dated March 9, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Redwood City, California
March 9, 2018

salesforce.com, inc.
Consolidated Balance Sheets
(in thousands)

	January 31, 2018	January 31, 2017
Assets
Current assets:
Cash and cash equivalents	$2,543,484	$1,606,549
Marketable securities	1,978,221	602,338
Accounts receivable, net of allowance for doubtful accounts of $20,963 and $12,039 at January 31, 2018 and 2017, respectively	3,917,401	3,196,643
Deferred commissions	460,887	311,770
Prepaid expenses and other current assets	390,378	279,527
Total current assets	9,290,371	5,996,827
Property and equipment, net	1,946,527	1,787,534
Deferred commissions, noncurrent	413,375	227,849
Capitalized software, net	146,065	141,671
Strategic investments	677,283	566,953
Goodwill	7,314,096	7,263,846
Intangible assets acquired through business combinations, net	826,445	1,113,374
Other assets, net	395,640	486,869
Total assets	$21,009,802	$17,584,923
Liabilities, temporary equity and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$2,010,096	$1,752,664
Deferred revenue	7,094,705	5,542,802
Current portion of debt	1,024,717	0
Total current liabilities	10,129,518	7,295,466
Non-current debt	694,781	2,008,391
Other noncurrent liabilities	793,140	780,939
Total liabilities	11,617,439	10,084,796
Commitments and contingencies (See Notes 13 and 15)
Temporary equity:
Convertible 0.25% senior notes due April 2018	3,867	0
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized and none issued and outstanding	0	0
Common stock, $0.001 par value; 1,600,000 shares authorized, 729,853 and 707,460 issued and outstanding at January 31, 2018 and 2017, respectively	730	708
Additional paid-in capital	9,752,340	8,040,170
Accumulated other comprehensive loss	(27,142)	(75,841)
Accumulated deficit	(337,432)	(464,910)
Total stockholders’ equity	9,388,496	7,500,127
Total liabilities, temporary equity and stockholders’ equity	$21,009,802	$17,584,923

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Fiscal Year Ended January 31,
	2018	2017	2016
Revenues:
Subscription and support	$9,710,538	$7,756,205	$6,205,599
Professional services and other	769,474	635,779	461,617
Total revenues	10,480,012	8,391,984	6,667,216
Cost of revenues (1)(2):
Subscription and support	2,033,457	1,617,315	1,241,692
Professional services and other	740,065	616,724	412,856
Total cost of revenues	2,773,522	2,234,039	1,654,548
Gross profit	7,706,490	6,157,945	5,012,668
Operating expenses (1)(2):
Research and development	1,553,073	1,208,127	946,300
Marketing and sales	4,829,291	3,918,027	3,239,824
General and administrative	1,088,358	967,563	748,238
Operating lease termination resulting from purchase of 50 Fremont	0	0	(36,617)
Total operating expenses	7,470,722	6,093,717	4,897,745
Income from operations	235,768	64,228	114,923
Investment income	35,848	27,374	15,341
Interest expense	(86,943)	(88,988)	(72,485)
Other income (expense) (1)	17,435	9,072	(15,292)
Gain on sales of land and building improvements	0	0	21,792
Gains from acquisitions of strategic investments	0	13,697	0
Income before benefit from (provision for) income taxes	202,108	25,383	64,279
Benefit from (provision for) income taxes	(74,630)	154,249	(111,705)
Net income (loss)	$127,478	$179,632	$(47,426)
Basic net income (loss) per share	$0.18	$0.26	$(0.07)
Diluted net income (loss) per share	$0.17	$0.26	$(0.07)
Shares used in computing basic net income (loss) per share	714,919	687,797	661,647
Shares used in computing diluted net income (loss) per share	734,598	700,217	661,647
_______________
(1) Amounts include amortization of purchased intangibles from business combinations, as follows:

	Fiscal Year Ended January 31,
	2018	2017	2016
Cost of revenues	$165,545	$127,676	$80,918
Marketing and sales	121,340	97,601	77,152
Other income (expense)	1,433	2,491	3,636
(2) Amounts include stock-based expense, as follows:

	Fiscal Year Ended January 31,
	2018	2017	2016
Cost of revenues	$129,954	$107,457	$69,443
Research and development	259,838	187,487	129,434
Marketing and sales	468,553	388,937	289,152
General and administrative	138,668	136,486	105,599

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Fiscal Year Ended January 31,
	2018	2017	2016
Net income (loss)	$127,478	$179,632	$(47,426)
Other comprehensive income (loss), before tax and net of reclassification adjustments:
Foreign currency translation and other gains (losses)	52,072	(43,070)	(16,616)
Unrealized gains (losses) on marketable securities and strategic investments	(4,497)	14,500	(9,193)
Other comprehensive income (loss), before tax	47,575	(28,570)	(25,809)
Tax effect	1,124	2,646	0
Other comprehensive income (loss), net of tax	48,699	(25,924)	(25,809)
Comprehensive income (loss)	$176,177	$153,708	$(73,235)

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2015	650,596	$651	$4,604,485	$(24,108)	$(605,845)	$3,975,183
Exercise of stock options and stock grants to board members for board services	8,278	8	296,493	0	0	296,501
Vested restricted stock units converted to shares	8,933	9	0	0	0	9
Shares issued related to business combinations, net	117	0	0	0	0	0
Shares issued under employee stock plans	3,005	3	154,957	0	0	154,960
Tax benefits from employee stock plans	0	0	59,496	0	0	59,496
Stock-based expenses	0	0	589,955	0	0	589,955
Other comprehensive loss, net of tax	0	0	0	(25,809)	0	(25,809)
Net loss	0	0	0	0	(47,426)	(47,426)
Balance at January 31, 2016	670,929	$671	$5,705,386	$(49,917)	$(653,271)	$5,002,869
Exercise of stock options and stock grants to board members for board services	5,555	6	200,760	0	0	200,766
Vested restricted stock units converted to shares	8,098	8	0	0	0	8
Shares issued related to business combinations, net	19,697	20	1,192,170	0	0	1,192,190
Shares issued under employee stock plans	3,181	3	126,147	0	0	126,150
Stock-based expenses	0	0	815,707	0	0	815,707
Other comprehensive loss, net of tax	0	0	0	(25,924)	0	(25,924)
Excess tax benefits cumulative-effect adjustment	0	0	0	0	8,729	8,729
Net income	0	0	0	0	179,632	179,632
Balance at January 31, 2017	707,460	$708	$8,040,170	$(75,841)	$(464,910)	$7,500,127
Exercise of stock options and stock grants to board members for board services	8,389	8	389,819	0	0	389,827
Vested restricted stock units converted to shares	9,527	10	0	0	0	10
Shares issued related to business combinations, net	333	0	12,145	0	0	12,145
Shares issued under employee stock plans	4,144	4	319,683	0	0	319,687
Temporary equity reclassification related to 0.25% convertible notes	0	0	(3,867)	0	0	(3,867)
Settlement of 0.25% convertible notes	0	0	(346)	0	0	(346)
Stock-based expenses	0	0	994,736	0	0	994,736
Other comprehensive income, net of tax	0	0	0	48,699	0	48,699
Net income	0	0	0	0	127,478	127,478
Balance at January 31, 2018	729,853	$730	$9,752,340	$(27,142)	$(337,432)	$9,388,496

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended January 31,
	2018	2017	2016
Operating activities:
Net income (loss)	$127,478	$179,632	$(47,426)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	752,600	632,245	525,750
Amortization of debt discount and issuance costs	31,267	30,541	27,467
Gain on sales of land and building improvements	0	0	(21,792)
Gains from acquisitions of strategic investments	0	(13,697)	0
50 Fremont lease termination	0	0	(36,617)
Amortization of deferred commissions	464,662	371,541	319,074
Expenses related to employee stock plans	997,013	820,367	593,628
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	(720,019)	(628,477)	(582,425)
Deferred commissions	(799,305)	(462,030)	(380,022)
Prepaid expenses and other current assets and other assets	24,140	(28,850)	50,772
Accounts payable, accrued expenses and other liabilities	308,225	49,953	253,986
Deferred revenue	1,551,904	1,210,973	969,686
Net cash provided by operating activities	2,737,965	2,162,198	1,672,081
Investing activities:
Business combinations, net of cash acquired	(25,391)	(3,192,739)	(58,680)
Proceeds from land and building improvements held for sale	0	0	127,066
Purchase of 50 Fremont land and building	0	0	(425,376)
Deposit for purchase of 50 Fremont land and building	0	0	115,015
Non-refundable amounts received for sale of land available for sale	0	0	6,284
Purchases of strategic investments	(216,438)	(110,329)	(386,219)
Sales of strategic investments	130,732	80,342	19,700
Purchases of marketable securities	(2,003,115)	(1,070,412)	(1,139,267)
Sales of marketable securities	558,614	2,005,301	500,264
Maturities of marketable securities	79,123	67,454	37,811
Capital expenditures	(534,027)	(463,958)	(284,476)
Net cash used in investing activities	(2,010,502)	(2,684,341)	(1,487,878)
Financing activities:
Proceeds from term loan, net	0	495,550	0
Proceeds from employee stock plans	650,300	401,481	455,482
Principal payments on capital lease obligations	(105,896)	(98,157)	(82,330)
Payments on revolving credit facility	(200,000)	(550,000)	(300,000)
Proceeds from revolving credit facility	0	748,824	0
Payments on convertible 0.25% senior notes	(123,179)	0	0
Net cash provided by financing activities	221,225	997,698	73,152
Effect of exchange rate changes	(11,753)	(27,369)	(7,109)
Net increase in cash and cash equivalents	936,935	448,186	250,246
Cash and cash equivalents, beginning of period	1,606,549	1,158,363	908,117
Cash and cash equivalents, end of period	$2,543,484	$1,606,549	$1,158,363

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in thousands)

	Fiscal Year Ended January 31,
	2018	2017	2016
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$40,340	$54,999	$37,954
Income taxes, net of tax refunds	$53,234	$36,388	$31,462
Non-cash investing and financing activities:
Fixed assets acquired under capital leases	$4,038	$585	$12,948
Building - leased facility acquired under financing obligation	$0	$0	$77,057
Fair value of loan assumed on 50 Fremont	$0	$0	$198,751
Fair value of equity awards assumed	$0	$103,267	$0
Fair value of common stock issued as consideration for business combinations	$12,145	$1,088,917	$0
Increase (decrease) to non-cash equity liability	$(68,355)	$68,355	$0

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
The Company's Customer Success Platform is a comprehensive portfolio of service offerings providing sales force automation, customer service and support, marketing automation, digital commerce, community management, industry-specific solutions, analytics, application development, IoT integration, collaborative productivity tools, an enterprise cloud marketplace which the Company refers to as the AppExchange, and its professional cloud services.
Fiscal Year
The Company’s fiscal year ends on January 31. References to fiscal 2018, for example, refer to the fiscal year ending January 31, 2018.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP") requires management to make estimates and assumptions in the Company’s consolidated financial statements and notes thereto.
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
Concentrations of Credit Risk and Significant Customers
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. In addition, in connection with the Company's Convertible 0.25% Senior Notes (as defined in Note 8 "Debt"), which were issued in March 2013, the Company entered into convertible note hedge transactions with respect to its common stock, which are exposed to concentrations of credit risk. Collateral is not required for accounts receivable or the note hedge transactions. The Company maintains an allowance for its doubtful accounts receivable. This allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with delinquent accounts. Receivables are written-off and charged against its recorded allowance when the Company has exhausted collection efforts without success.
No single customer accounted for more than five percent of accounts receivable at January 31, 2018 and January 31, 2017. No single customer accounted for five percent or more of total revenue during fiscal 2018, 2017 and 2016.
Geographic Locations
As of January 31, 2018 and 2017, assets located outside the Americas were 16 percent and 12 percent of total assets, respectively. As of January 31, 2018 and 2017, assets located in the United States were 83 percent and 86 percent of total assets, respectively.
Revenues by geographical region are as follows (in thousands):

	Fiscal Year Ended January 31,
	2018	2017	2016
Americas	$7,579,116	$6,224,971	$4,910,745
Europe	1,903,524	1,373,547	1,162,808
Asia Pacific	997,372	793,466	593,663
	$10,480,012	$8,391,984	$6,667,216
Revenues by geography are determined based on the region of the Salesforce contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 96 percent, 96 percent and 95 percent during fiscal 2018, 2017 and 2016, respectively. No other country represented more than ten percent of total revenue during the fiscal 2018, 2017 and 2016.
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
During fiscal 2018, the Company deferred $799.3 million of commission expenditures and amortized $464.7 million to marketing and sales expense. During the same period a year ago, the Company deferred $462.0 million of commission expenditures and amortized $371.5 million to marketing and sales expense. Deferred commissions on the Company's consolidated balance sheets totaled $874.3 million at January 31, 2018 and $539.6 million at January 31, 2017.
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
Marketable equity securities and non-marketable debt securities, which consist of debt investments in privately held companies, are recorded at fair value with changes in fair value recorded through accumulated other comprehensive income. Equity investments without readily determinable fair values for which the Company does not have the ability to exercise significant influence are accounted for using the cost method of accounting. Under the cost method of accounting, the non-marketable securities are carried at cost and are adjusted only for other-than-temporary impairments, certain distributions and additional investments. These investments are valued using significant unobservable inputs or data in an inactive market and the valuation requires the Company's judgment due to the absence of market prices and inherent lack of liquidity. The estimated fair value is based on quantitative and qualitative factors including, but not limited to, subsequent financing activities by the investee and projected discounted cash flows.
The carrying value of the Company’s strategic investments is impacted by various events such as entering into new investments, dispositions due to acquisitions, fair market value adjustments or initial public offerings. The cash inflows from exits and cash outflows for new investments are disclosed within the investing activities section of the statement of cash flows and any realized gains or losses are recorded within the operating activities of the statements of cash flows for each of the respective fiscal quarter periods.
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk. The Company uses forward currency derivative contracts to minimize the Company’s exposure to balances primarily denominated in the Euro, British Pound Sterling, Japanese Yen, Canadian Dollar and Australian Dollar. The Company’s foreign currency derivative contracts, which are not designated as hedging instruments, are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. As of January 31, 2018 and 2017, the outstanding foreign currency derivative contracts were recorded at fair value on the consolidated balance sheets.
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
There was no impairment of intangible assets, long-lived assets or goodwill during fiscal 2018, 2017 and 2016.
Business Combinations
The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. The Company continues to collect information and reevaluates these estimates and assumptions quarterly and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations.
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
Accounting for Stock-Based Expense
The Company recognizes stock-based expenses related to stock options and restricted stock awards on a straight-line basis, net of estimated forfeitures, over the requisite service period of the awards, which is generally the vesting term of four years. The Company recognizes stock-based expenses related to shares issued pursuant to its Amended and Restated 2004 Employee Stock Purchase Plan (“ESPP” or “2004 Employee Stock Purchase Plan”) on a straight-line basis over the offering period, which is 12 months. The ESPP allows employees to purchase shares of the Company's common stock at a 15 percent discount and also allows employees to reduce their percentage election once during a six month purchase period (December 15 and June 15 of each fiscal year), but not increase that election until the next one-year offering period. The ESPP also includes a re-set provision for the purchase price if the stock price on the purchase date is less than the stock price on the offering date.
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
Advertising Expenses
Advertising is expensed as incurred. Advertising expense was $372.9 million, $350.3 million and $315.6 million for fiscal 2018, 2017 and 2016, respectively.
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
In December 2017, the Tax Cuts and Jobs Act ("Tax Act") was enacted into law, significantly changing income tax law that affects U.S corporations. Key changes included a corporate tax rate reduction from 35 percent to 21 percent effective January 1, 2018, expensing of certain qualified property, significant changes to the U.S international tax system such as a one-time transition tax on accumulated foreign earnings, and how foreign earnings are subject to U.S. tax. The Company is required to recognize the effects of the tax law changes in the period of enactment, including the determination of the transition tax and the re-measurement of deferred taxes as well as to re-assess the realizability of the deferred tax assets. Subsequent to the enactment of the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which allows companies to record provisional amounts related to the effects of the Tax Act during a measurement period not to extend beyond one year from the enactment date. Due to the timing of the Tax Act and additional guidance and interpretations that may be issued by the U.S. Treasury Department, the Internal Revenue Service ("IRS") and other standard-setting bodies in the future, the Company has not completed its analysis of the income tax effects of the Tax Act. The provisional estimates will be adjusted during the measurement period defined under SAB 118, based upon the Company's ongoing analysis of its data and tax positions along with new guidance from regulators and interpretations of the law.
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
In May 2017, the FASB issued Accounting Standards Update No. 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting" ("ASU 2017-09") which amended the existing FASB Accounting Standards Codification. The standard provides clarity and reduces the cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. ASU 2017-09 is effective for fiscal 2019 with early adoption permitted. The Company early adopted the standard in the second quarter of fiscal 2018 on a prospective basis and this standard has had no impact on the Company's financial statements.
Accounting Pronouncements Pending Adoption
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"), which amended the existing FASB Accounting Standards Codification and replaces the existing revenue recognition guidance with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. The standard also provides guidance on the recognition of costs related to obtaining customer contracts. ASU 2014-09, as amended, will be effective as of the beginning of fiscal 2019, including interim periods within that reporting period.
The Company plans to adopt the standard using the full retrospective method to restate each prior reporting period presented. The Company does not expect the adoption of ASU 2014-09 to have any impact on its total cash flows from operating, investing or financing activities.
Revenue pursuant to ASU 2014-09
The Company is continuing to assess the impact of adopting ASU 2014-09 on its financial position, results of operations and related disclosures and believes that the impact is not material.
The Company believes that the new standard will impact the following policies and disclosures:

•	removal of the current limitation on contingent revenue will result in revenue being recognized earlier for certain contracts;

•	allocation of subscription and support revenue across different clouds and to professional services revenue;

•	estimation of variable consideration for arrangements with overage fees;

•	required disclosures including disaggregation of revenues, information about the remaining transaction price and when the Company expects to recognize revenue; and

•	accounting for deferred commissions including costs that qualify for deferral and the amortization period.
Capitalized costs to acquire a contract pursuant to ASU 2014-09
The accounting for capitalized costs to acquire a contract under the new standard is significantly different than the Company’s current accounting for deferred commissions. The new guidance results in the capitalization of significantly more costs and longer amortization lives. Under the Company’s current accounting, the Company only capitalizes sales commissions that have a direct relationship to a specific new revenue contract. Currently, payments made to those employees not directly related to the sale of a new contract or those related to any renewals, including the associated fringe benefits and payroll taxes, and partner referral fees are not capitalized. Additionally, all amounts capitalized under the Company’s current policy are amortized over the specific contract terms of the underlying new revenue arrangements, which were typically 12 to 36 months.
Under the new standard, the Company will capitalize incremental costs of acquiring a non-cancelable subscription and support revenue contract. The capitalized amounts will consist primarily of sales commissions paid to the Company’s direct sales force. Capitalized amounts will also include (1) amounts paid to employees other than the direct sales force who earn incentive payouts under annual compensation plans that are tied to the value of contracts acquired, (2) commissions paid to employees upon renewals of subscription and support contracts, (3) the associated payroll taxes and fringe benefit costs associated with the payments to the Company’s employees, and to a lesser extent (4) success fees paid to partners in emerging markets where the Company has a limited presence.
Capitalized costs related to new revenue contracts will be amortized on a straight-line basis over four years, which, although longer than the typical initial contract period, reflects the average period of benefit, including expected contract renewals. In arriving at this average period of benefit, the Company evaluated both qualitative and quantitative factors, including the estimated life cycles of its offerings and its customer attrition. Additionally, the Company will amortize capitalized costs for renewals and success fees paid to partners over two years.
While the Company has not yet finalized its assessment of the impact the new commission accounting policy will have on its financial position and results of operations, the Company believes it will be material to both its balance sheet and statement of operations due to the capitalization of additional costs and the longer period of amortization.
In January 2016, the FASB issued Accounting Standards Update No. 2016-01, "Financial Instrument-Overall (Subtopic 825-10)" ("ASU 2016-01"), which requires entities to measure equity instruments at fair value and recognize any changes in fair value within the statement of operations. Under the new standard, the Company will record its publicly traded equity investments at fair value on a quarterly basis and record the change within the statement of operations. Previously, such adjustments were recorded in other comprehensive income. The guidance provides for electing the measurement alternative or defaulting to the fair value option for equity investments that do not have readily determinable fair values. The Company plans to elect the measurement alternative for its equity investments in privately held companies, which are included in strategic investments in the accompanying consolidated balance sheets. These investments will be measured at cost, less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which will be recorded within the statement of operations. The determination of whether a transaction is for a similar investment will require significant management judgment including consideration of the rights and obligations between the investments and the extent to which those differences would affect the fair values of those investments with additional consideration for the stage of development of the investee company. In addition, the determination of fair value for those investments with orderly transactions for similar investments may require significant assumptions and complex valuation models, all of which requires management judgment due to the absence of market prices and lack of liquidity.
The new standard is effective as of the beginning of fiscal 2019, including interim periods within that reporting period, on a prospective basis for nonmarketable equity securities and a modified retrospective basis for publicly held equity investments. The adoption of ASU 2016-01 will impact the Company's strategic investments portfolio, which consists of approximately $24.5 million in publicly traded equity investments and $599.3 million in privately held equity investments, as of January 31, 2018, both of which are recorded in strategic investments within the balance sheet. Upon adoption of ASU 2016-01, the Company will reclassify $13.0 million, excluding the tax impact, from accumulated other comprehensive loss on the balance sheet to accumulated deficit. This amount reflects unrealized gains recorded on the Company's publicly traded equity investments as of January 31, 2018. Refer to Note 2, "Investments," for additional details. The new standard could have a material impact to the Company's consolidated financial statements, including additional volatility to the Company's statements of operations in future periods, due to changes in market prices of the Company's investments in publicly held equity investments and the valuation and timing of observable price changes and impairments of its investments in non-marketable securities.
In October 2016, the FASB issued Accounting Standards Update No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory" ("ASU 2016-16"), which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The new standard is effective for annual periods beginning after December 15, 2017, with early adoption permitted as of the beginning of a fiscal year. The Company plans to adopt the new standard in its first quarter of fiscal 2019. Based on transactions up to January 31, 2018, the Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
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
Reclassifications
Certain reclassifications to fiscal 2017 and 2016 balances were made to conform to the current period presentation in the consolidated balance sheets, consolidated statement of operations and consolidated statements of cash flows. These reclassifications include cost of revenues-subscription and support, cost of revenues-professional services and other, and purchases and sales of strategic investments.

2. Investments
Marketable Securities
At January 31, 2018, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$1,222,752	$877	$(7,264)	$1,216,365
U.S. treasury securities	196,224	2	(1,926)	194,300
Mortgage backed obligations	99,994	7	(1,250)	98,751
Asset backed securities	251,197	38	(1,206)	250,029
Municipal securities	53,019	1	(703)	52,317
Foreign government obligations	86,623	0	(978)	85,645
U.S. agency obligations	19,256	1	(131)	19,126
Commercial Paper	11,429	0	0	11,429
Covered bonds	50,530	13	(284)	50,259
Total marketable securities	$1,991,024	$939	$(13,742)	$1,978,221
At January 31, 2017, marketable securities consisted of the following (in thousands):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$321,284	$887	$(1,531)	$320,640
U.S. treasury securities	62,429	68	(674)	61,823
Mortgage backed obligations	74,882	39	(669)	74,252
Asset backed securities	101,913	74	(197)	101,790
Municipal securities	33,523	35	(183)	33,375
Foreign government obligations	10,491	3	(36)	10,458
Total marketable securities	$604,522	$1,106	$(3,290)	$602,338
The contractual maturities of the investments classified as marketable securities are as follows (in thousands):

	As of
	January 31, 2018	January 31, 2017
Due within 1 year	$395,120	$104,631
Due in 1 year through 5 years	1,578,738	494,127
Due in 5 years through 10 years	4,363	3,580
	$1,978,221	$602,338
As of January 31, 2018, the following marketable securities were in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$910,294	$(6,435)	$39,000	$(829)	$949,294	$(7,264)
U.S. treasury securities	152,413	(1,658)	9,543	(268)	161,956	(1,926)
Mortgage backed obligations	76,929	(905)	18,763	(345)	95,692	(1,250)
Asset backed securities	193,262	(1,109)	11,484	(97)	204,746	(1,206)
Municipal securities	41,077	(550)	8,469	(153)	49,546	(703)
Foreign government obligations	79,526	(922)	6,119	(56)	85,645	(978)
U.S. agency obligations	15,375	(131)	0	0	15,375	(131)
Covered bonds	21,453	(186)	3,301	(98)	24,754	(284)
	$1,490,329	$(11,896)	$96,679	$(1,846)	$1,587,008	$(13,742)

The unrealized losses for each of the fixed rate marketable securities were less than $0.3 million. The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of January 31, 2018, such as the Company's intent to hold and whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment's amortized basis. The Company expects to receive the full principal and interest on all of these marketable securities.
Investment Income
Investment income consists of interest income, realized gains and realized losses on the Company’s cash, cash equivalents and marketable securities. The components of investment income are presented below (in thousands):

	Fiscal Year Ended January 31,
	2018	2017	2016
Interest income	$36,480	$21,901	$14,146
Realized gains	940	7,858	3,287
Realized losses	(1,572)	(2,385)	(2,092)
Total investment income	$35,848	$27,374	$15,341
Reclassification adjustments out of accumulated other comprehensive income into investment income were immaterial for fiscal 2018, 2017 and 2016.
Strategic Investments
As of January 31, 2018, the Company had two investments in marketable equity securities with a fair value of $24.5 million, which included an unrealized gain of $13.0 million. As of January 31, 2017, the Company had six investments in marketable equity securities with a fair value of $41.0 million, which included an unrealized gain of $24.5 million. The change in the fair value of the investments in publicly held companies is recorded in the consolidated balance sheets within strategic investments and accumulated other comprehensive income (loss).
As of January 31, 2018 and 2017, the carrying value of the Company’s non-marketable debt and equity securities was $652.8 million and $526.0 million, respectively. The estimated fair value of the non-marketable debt and equity securities was approximately $912.0 million and $758.3 million as of January 31, 2018 and 2017, respectively.
The Company sold a portion of its publicly-held investments in fiscal 2018, which resulted in a reclassification of previously unrealized gains from the statement of comprehensive income (loss) to other income (expense) in the statement of operations in the amount of $58.6 million. This amount was not material in prior periods.
Strategic investments consisted of the following (in thousands):

Description	Balance at beginning of year	Additions	Sales, dispositions and fair market value adjustments (1)	Balance at end of year
Fiscal year ended January 31, 2018	$566,953	$216,438	$(106,108)	$677,283
Fiscal year ended January 31, 2017	$520,721	$110,329	$(64,097)	$566,953
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
3. Derivatives
Details on outstanding foreign currency derivative contracts are presented below (in thousands):

	As of
	January 31, 2018	January 31, 2017
Notional amount of foreign currency derivative contracts	$1,871,258	$1,280,953
Fair value of foreign currency derivative contracts	$12,368	$10,205

The fair value of the Company’s outstanding derivative instruments not designated as hedging instruments are summarized below (in thousands):

		As of
	Balance Sheet Location	January 31, 2018	January 31, 2017
Derivative Assets
Foreign currency derivative contracts	Prepaid expenses and other current assets	$17,949	$13,238
Derivative Liabilities
Foreign currency derivative contracts	Accounts payable, accrued expenses and other liabilities	$5,581	$3,033
Gains/losses on derivative instruments not designated as hedging instruments recorded in Other income (expense) in the consolidated statements of operations during fiscal 2018, 2017 and 2016, respectively, are summarized below (in thousands):

	Fiscal Year Ended January 31,
	2018	2017	2016
Foreign currency derivative contracts	$15,403	$(86,239)	$(25,786)
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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of January 31, 2018 and indicates the fair value hierarchy of the valuation (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of January 31, 2018
Cash equivalents (1):
Time deposits	$0	$542,756	$0	$542,756
Money market mutual funds	1,389,165	0	0	1,389,165
Marketable securities:
Corporate notes and obligations	0	1,216,365	0	1,216,365
U.S. treasury securities	0	194,300	0	194,300
Mortgage backed obligations	0	98,751	0	98,751
Asset backed securities	0	250,029	0	250,029
Municipal securities	0	52,317	0	52,317
Foreign government obligations	0	85,645	0	85,645
U.S. agency obligations	0	19,126	0	19,126
Commercial Paper	0	11,429	0	11,429
Covered bonds	0	50,259	0	50,259
Foreign currency derivative contracts (2)	0	17,949	0	17,949
Total assets	$1,389,165	$2,538,926	$0	$3,928,091
Liabilities:
Foreign currency derivative contracts (3)	0	5,581	0	5,581
Total liabilities	$0	$5,581	$0	$5,581
___________
(1)Included in “cash and cash equivalents” in the accompanying consolidated balance sheet as of January 31, 2018, in addition to $611.6 million of cash.
(2)Included in “prepaid expenses and other current assets” in the accompanying consolidated balance sheet as of January 31, 2018.
(3)Included in “accounts payable, accrued expenses and other liabilities” in the accompanying consolidated balance sheet as of January 31, 2018.

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
5. Property and Equipment
Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	As of
	January 31, 2018	January 31, 2017
Land	$183,888	$183,888
Buildings and building improvements	626,062	621,377
Computers, equipment and software	1,628,827	1,440,986
Furniture and fixtures	139,299	112,564
Leasehold improvements	824,470	627,069
	3,402,546	2,985,884
Less accumulated depreciation and amortization	(1,456,019)	(1,198,350)
	$1,946,527	$1,787,534
Depreciation and amortization expense totaled $372.8 million, $322.8 million, and $302.0 million during fiscal 2018, 2017 and 2016, respectively. During fiscal 2018, the Company retired approximately $122.3 million of property and equipment that had been fully depreciated.
Computers, equipment and software at January 31, 2018 and 2017 included a total of $709.4 million and $729.0 million acquired under capital lease agreements, respectively. Accumulated amortization relating to computers, equipment and software acquired under capital leases totaled $449.6 million and $386.9 million, respectively, at January 31, 2018 and 2017. Amortization of assets acquired under capital leases is included in depreciation and amortization expense.

Land Sales
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
Building - 350 Mission
In December 2013, the Company entered into a lease agreement for approximately 445,000 rentable square feet of office space at 350 Mission Street (“350 Mission”) in San Francisco, California, which is the total office space available in the building. As a result of the Company’s involvement during the construction period, the Company is considered for accounting purposes to be the owner of 350 Mission. As a result, the Company has capitalized the construction costs as Building with a corresponding current and noncurrent financing obligation liability and has accounted for the underlying land implicitly as an operating lease. Construction was completed in fiscal 2017. The Company capitalized $178.8 million of construction costs, based on the construction costs incurred by the landlord, and recorded a corresponding current and noncurrent financing obligation liability of $20.0 million and $198.2 million, respectively. The total expected financing obligation in the form of minimum lease payments inclusive of the amounts currently recorded is $300.9 million, including interest (see Note 13 “Commitments” for future commitment details). The obligation will be settled through monthly lease payments to the landlord, which commenced in October 2015. To the extent that operating expenses for 350 Mission are material, the Company, as the deemed accounting owner, will record the operating expenses.
6. Business Combinations
Fiscal Year 2018
During fiscal 2018, the Company acquired two companies for an aggregate of $37.6 million in cash and equity, net of cash acquired, and has included the financial results of these companies in its consolidated financial statements from the dates of acquisition. The transactions were not material to the Company and the costs associated with the acquisitions were not material. The Company accounted for the transactions as business combinations. In allocating the purchase consideration based on estimated fair values, the Company recorded $2.7 million of intangible assets and $34.6 million of goodwill. The majority of the goodwill balance associated with these business combinations is deductible for U.S. income tax purposes.
Fiscal Year 2017
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
The acquisition date fair value consideration transferred for Krux was approximately $741.8 million, which consisted of the following (in thousands, except for share data):

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

The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Fair Value
Cash and cash equivalents	$17,883
Other current and noncurrent tangible assets	12,418
Intangible assets	86,000
Goodwill	642,489
Deferred revenue	(7,037)
Other liabilities, current and noncurrent	(9,308)
Deferred tax liability	(679)
Net assets acquired	$741,766
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
BeyondCore
In September 2016, the Company acquired the outstanding stock of BeyondCore, Inc. (“BeyondCore”), for consideration consisting of cash, common stock, and equity awards assumed. BeyondCore is a smart data discovery technology company that automatically explores millions of variable combinations from structured data sources. The Company has included the financial results of BeyondCore in the consolidated financial statements from the date of acquisition. The transaction costs associated with the acquisition were not material.
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

The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Fair Value
Cash and cash equivalents	$2,046
Other current and noncurrent tangible assets	462
Intangible assets	15,600
Goodwill	90,794
Deferred revenue	(818)
Other liabilities, current and noncurrent	(923)
Deferred tax liability	(563)
Net assets acquired	$106,598
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
Quip
In August 2016, the Company acquired the outstanding stock of Quip, Inc. (“Quip”) for consideration consisting of cash, common stock, fair value of equity awards assumed, as well as fair value of the Company's pre-existing relationship. Quip combines content and communication to create living documents to allow work-teams to write, edit and discuss documents, spreadsheets and checklists in a single experience. The Company acquired Quip for its product offerings and employees. The Company has included the financial results of Quip in the consolidated financial statements from the date of acquisition. The transaction costs associated with the acquisition were not material.
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

The Company had a $1.0 million, or approximately 0.3 percent, noncontrolling equity investment in Quip prior to the acquisition. The acquisition date fair value of the Company's previously held equity interest was approximately $1.8 million and was included in the measurement of the consideration transferred. The Company recognized a gain of approximately $0.8 million as a result of remeasuring its prior equity interest in Quip held before the business combination. The gain is included in gains from acquisitions of strategic investments in the consolidated statement of operations.
The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

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
Demandware
In July 2016, the Company acquired for cash the outstanding stock of Demandware, Inc. (“Demandware”), an industry-leading provider of enterprise cloud commerce solutions in the digital commerce market. The Company acquired Demandware to, among other things, expand the Company's position in customer relationship management and to pursue the digital commerce market with the new Salesforce Commerce Cloud. The Company has included the financial results of Demandware in the consolidated financial statements from the date of acquisition. The transaction costs associated with the acquisition were $15.5 million and are recorded in general and administrative expense. The acquisition date fair value of the consideration transferred for Demandware was approximately $2.9 billion, including the proceeds from the term loan of $500.0 million (see Note 8, "Debt"), which consisted of the following (in thousands):

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
The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Fair Value
Cash and cash equivalents	$139,259
Marketable securities	37,230
Accounts receivable	56,982
Other current assets	13,545
Customer contract asset, noncurrent	327,830
Intangible assets	633,277
Property and equipment	29,463
Other noncurrent assets	4,579
Goodwill	1,985,269
Accounts payable, accrued expenses and other liabilities	(51,870)
Deferred revenue	(22,647)
Other liabilities, noncurrent	(12,935)
Deferred tax liability	(210,302)
Net assets acquired	$2,929,680
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
The Company assumed equity awards with a fair value of $135.2 million, of which $9.3 million was allocated to the purchase consideration.
The Demandware acquisition was significant to the Company's consolidated financial statements. The amounts of revenue and earnings of Demandware included in the Company’s consolidated statement of operations from the acquisition date of July 11, 2016 through January 31, 2017 are as follows (in thousands):

Total revenues	$120,383
Pretax loss	(102,524)
Net loss	$(103,149)

SteelBrick
In February 2016, the Company acquired the outstanding stock of SteelBrick, Inc. (“SteelBrick”) for consideration consisting of cash and common stock. SteelBrick is a next generation quote-to-cash platform, delivered 100 percent natively on the Salesforce platform, which offers applications, or apps, for automating the entire deal close process - from generating quotes and configuring orders to collecting cash. The Company has included the financial results of SteelBrick in the consolidated financial statements from the date of acquisition. The transaction costs associated with the acquisition were not material.
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
The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Fair Value
Cash and cash equivalents	$59,296
Other current and noncurrent tangible assets	3,012
Customer contract asset, noncurrent	6,954
Intangible assets	49,160
Goodwill	217,986
Deferred revenue	(8,479)
Other liabilities, current and noncurrent	(2,665)
Deferred tax liability	(10,479)
Net assets acquired	$314,785
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
Other Fiscal 2017 Business Combinations
During fiscal 2017, the Company acquired seven other companies for an aggregate of $108.7 million in cash, net of cash acquired, and the Company has included the financial results of these companies in its consolidated financial statements from the respective dates of acquisition. These transactions, individually and in the aggregate, are not material to the Company. The costs associated with these acquisitions were not material. The Company accounted for these transactions as business combinations. In allocating the purchase consideration for each company based on estimated fair values, the Company recorded $108.2 million of goodwill and $34.2 million of identifiable intangible assets. Amounts allocated to the remaining acquired tangible assets and liabilities were not material. The majority of the goodwill balance associated with these transactions is not deductible for U.S. income tax purposes.
Fiscal 2016 Business Combinations
During fiscal 2016, the Company acquired several companies, including the acquisition of the building and land at 50 Fremont, for an aggregate of $697.7 million in cash, net of cash acquired. The Company has included the financial results of these companies in its consolidated financial statements from the respective dates of acquisition. The costs associated with these acquisitions were not material. The Company accounted for these transactions as business combinations. In allocating the purchase consideration for each company based on fair values, the Company recorded $68.7 million of goodwill. Some of the goodwill balance associated with these transactions is deductible for U.S. income tax purposes.
In connection with the acquisition of 50 Fremont, the Company recognized a net non-cash gain totaling approximately $36.6 million on the termination of the lease signed in January 2012.

7. Intangible Assets Acquired Through Business Combinations and Goodwill
Intangible assets acquired through business combinations
Intangible assets acquired through business combinations are as follows (in thousands):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Remaining Useful Life
	Jan 31, 2017	Additions and retirements, net (1)	Jan. 31, 2018	Jan 31, 2017	Expense and retirements, net (1)	Jan. 31, 2018	Jan 31, 2017	Jan. 31, 2018
Acquired developed technology	$1,092,161	$(65,210)	$1,026,951	$(577,929)	$(99,459)	$(677,388)	$514,232	$349,563	2.8
Customer relationships	843,614	(12,870)	830,744	(254,035)	(104,773)	(358,808)	589,579	471,936	4.4
Other (2)	69,449	(16,339)	53,110	(59,886)	11,722	(48,164)	9,563	4,946	4.3
Total	$2,005,224	$(94,419)	$1,910,805	$(891,850)	$(192,510)	$(1,084,360)	$1,113,374	$826,445	3.8
(1)The Company retired $96.1 million of fully depreciated intangible assets during fiscal 2018, of which $65.2 million were included in acquired developed technology, $14.6 million in customer relationships and $16.3 million in other.
(2)Included in other are the trade names and trademarks, territory rights and other and 50 Fremont intangible assets.
Amortization of intangible assets and unfavorable lease liabilities, which are not reflected in the table above, resulting from business combinations for fiscal 2018, 2017 and 2016 was $288.3 million, $227.8 million and $161.7 million, respectively.
The expected future amortization expense for intangible assets as of January 31, 2018 is as follows (in thousands):

Fiscal Period:
Fiscal 2019	$266,186
Fiscal 2020	224,990
Fiscal 2021	169,433
Fiscal 2022	111,305
Fiscal 2023	35,134
Thereafter	19,397
Total amortization expense	$826,445
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter.
The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, were as follows (in thousands):

Balance as of January 31, 2016	$3,849,937
Acquisitions	3,333,171
Adjustments of acquisition date fair values, including the effect of foreign currency translation	80,738
Balance as of January 31, 2017	$7,263,846
Acquisitions	34,625
Adjustments of acquisition date fair values, including the effect of foreign currency translation	15,625
Balance as of January 31, 2018	$7,314,096

8. Debt
The carrying values of our borrowings were as follows (in thousands):

Instrument	Date of issuance	Maturity date	Effective interest rate for fiscal 2018	January 31, 2018	January 31, 2017
0.25% Convertible Senior Notes	March 2013	April 2018	2.53%	$1,022,588	$1,116,360
Term loan	July 2016	July 2019	2.20%	498,372	497,221
Revolving credit facility	July 2016	July 2021	2.00%	0	196,542
Loan assumed on 50 Fremont	February 2015	June 2023	3.75%	198,538	198,268
Total carrying value of debt				1,719,498	2,008,391
Less current portion				(1,024,717)	0
Total non-current debt				$694,781	$2,008,391
Each of the Company's debt agreements requires it to maintain compliance with certain debt covenants, all of which the Company was in compliance with as of January 31, 2018.
The expected future principal payments for all borrowings as of January 31, 2018 is as follows (in thousands):

Fiscal period:
Fiscal 2019	$1,028,949
Fiscal 2020	503,759
Fiscal 2021	3,902
Fiscal 2022	4,051
Fiscal 2023 and thereafter	186,160
Total principal outstanding	$1,726,821
Convertible Senior Notes

	Par Value Outstanding	Equity Component Recorded at Issuance		Liability Component of Par Value as of
(in thousands)				January 31, 2018	January 31, 2017
0.25% Convertible Senior Notes due April 2018	$1,026,821	$122,421	(1)	$1,022,588	$1,116,360
___________
(1)This amount represents the equity component recorded at the initial issuance of the 0.25% convertible senior notes. As of January 31, 2018, $3.9 million was reclassified to temporary equity on the accompanying consolidated balance sheet as these notes are convertible as of January 31, 2018 based on the conversion criteria below.
In March 2013, the Company issued at par value $1.15 billion of 0.25% convertible senior notes (the “0.25% Senior Notes”, or “Notes”) due in April 2018, unless earlier purchased by the Company or converted and are therefore classified as current on the consolidated balance sheet as of January 31, 2018. Interest is payable semi-annually, in arrears on April 1 and October 1 of each year.
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
As of January 31, 2018, holders may convert the 0.25% Senior Notes at any time on or after the convertible date noted in the table above and as described in the indenture.
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
As holders of the 0.25% Senior Notes are eligible to exercise their conversion option as of January 31, 2018, the equity component related to convertible debt instruments is required to be reclassified from permanent equity to temporary equity. Therefore, the difference between (1) the amount of cash deliverable upon conversion (i.e., par value of debt) and (2) the carrying value of the debt component has been reclassified from permanent equity to temporary equity.
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
The 0.25% Senior Notes consisted of the following (in thousands):

	As of
	January 31, 2018	January 31, 2017
Liability component:
Principal (1)	$1,026,821	$1,150,000
Less: debt discount, net (2)	(3,867)	(29,954)
Less: debt issuance cost	(366)	(3,686)
Net carrying amount	$1,022,588	$1,116,360
(1)The effective interest rate of the 0.25% Senior Notes is 2.53%. The interest rate is based on the interest rates of similar liabilities at the time of issuance that did not have an associated convertible feature.
(2)Included in the consolidated balance sheets within Convertible 0.25% Senior Notes (which is classified as a current liability as of January 31, 2018 and a noncurrent liability as of January 31, 2017) and is amortized over the life of the 0.25% Senior Notes using the effective interest rate method.
The total estimated fair value of the Company's 0.25% Senior Notes at January 31, 2018 was $1.8 billion. The fair value was determined based on the closing trading price per $100 of the 0.25% Senior Notes as of the last day of trading for the fourth quarter of fiscal 2018.
Based on the closing price of the Company’s common stock of $113.91 on January 31, 2018, the if-converted value of the 0.25% Senior Notes exceeded their principal amount by approximately $733.6 million.
During fiscal 2018, $123.2 million of the 0.25% Senior Notes outstanding was converted by noteholders. The Company recorded a loss of approximately $0.2 million during fiscal 2018 related to the extinguishment of the 0.25% Senior Notes converted by noteholders, which represents the difference between the fair market value allocated to the liability component on the settlement date and the net carrying amount of the liability component and unamortized debt issuance costs on the settlement date. As of January 31, 2018 the remaining principal balance of the 0.25% Senior Notes outstanding is approximately $1.03 billion. The remaining principal balance of the 0.25% Senior Notes matures in April 2018 unless earlier converted by noteholders.
Since January 31, 2018 through the filing date of this Form 10-K, $73.6 million of the remaining principal balance of the 0.25% Senior Notes has been converted or has requested conversion.

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
As a result of the conversions of the 0.25% Senior Notes that were settled during fiscal 2018, the Company exercised its rights on the corresponding portion of the 0.25% Note Hedges and received approximately 675,000 shares of the Company's common stock.
Warrants

	Date	Proceeds (in thousands)	Shares	Strike Price
0.25% Warrants	March 2013	$84,800	17,308,880	$90.40
In March 2013, the Company also entered into a warrants transaction (“0.25% Warrants”), whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, shares of the Company’s common stock. If the 0.25% Warrants are not exercised on their exercise dates, which are in fiscal 2019, they will expire. For periods in which the market value per share of the Company's common stock exceeds the applicable exercise price of the 0.25% Warrants and the Company is profitable, the 0.25% Warrants have a dilutive effect on the Company's earnings per share. The 0.25% Warrants are separate transactions entered into by the Company and are not part of the terms of the 0.25% Senior Notes or the 0.25% Note Hedges. Holders of the 0.25% Senior Notes and 0.25% Note Hedges will not have any rights with respect to the 0.25% Warrants.
Term Loan
In July 2016, the Company entered into a credit agreement (“Term Loan Credit Agreement”) with Bank of America, N.A. and certain other institutional lenders for a $500.0 million term loan facility (“Term Loan”) that matures in July 2019. The Term Loan will bear interest, at the Company’s option, at either a base rate plus a spread of 0.00% to 0.75% or an adjusted LIBOR rate plus a spread of 1.00% to 1.75%, in each case with such spread being determined based on the Company’s consolidated leverage ratio for the preceding four fiscal quarter period.
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
All outstanding amounts under the Term Loan Credit Agreement will be due and payable in July 2019. The Company may prepay the Term Loan, in whole or in part, at any time without premium or penalty, subject to certain conditions, and amounts repaid or prepaid may not be reborrowed. The Company’s obligations under the Term Loan Credit Agreement are required to be guaranteed by certain of its subsidiaries meeting certain thresholds set forth in the Term Loan Credit Agreement.
The weighted average interest rate on the Term Loan was 2.2% for fiscal 2018. Accrued interest on the Term Loan was $0.3 million as of January 31, 2018. As of January 31, 2018, the noncurrent outstanding principal portion was $500.0 million.
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
In fiscal 2018, the Company paid down the remaining $200.0 million of outstanding borrowings under the Credit Facility. There were no outstanding borrowings under the Credit Facility as of January 31, 2018. The Company continues to pay a commitment fee on the available amount of the Credit Facility.
Loan Assumed on 50 Fremont
The Company assumed a $200.0 million loan with the acquisition of 50 Fremont (“Loan”). The Loan bears an interest rate of 3.75% per annum and is due in June 2023. Beginning in fiscal 2019, principal and interest payments are required, with the remaining principal due at maturity. For fiscal 2018 and 2017, total interest expense recognized was $7.5 million and $7.5 million, respectively. The Loan can be prepaid at any time subject to a yield maintenance fee. The agreement governing the Loan contains certain customary affirmative and negative covenants that the Company was in compliance with as of January 31, 2018.
Interest Expense on Convertible Senior Notes, Term Loan, Credit Facility and Loan Assumed on 50 Fremont
The following table sets forth total interest expense recognized related to the 0.25% Senior Notes, the Term Loan, the Credit Facility and the Loan (in thousands):

	Fiscal Year Ended January 31,
	2018	2017	2016
Contractual interest expense	$22,886	$19,023	$11,879
Amortization of debt issuance costs	5,324	5,403	4,105
Amortization of debt discount	25,943	25,137	24,504
	$54,153	$49,563	$40,488
9. Other Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	January 31, 2018	January 31, 2017
Prepaid income taxes	$33,523	$26,932
Other taxes receivable	32,692	34,177
Prepaid expenses and other current assets	324,163	218,418
	$390,378	$279,527
Capitalized Software, net
Capitalized software, net at January 31, 2018 and 2017 was $146.1 million and $141.7 million, respectively. Accumulated amortization relating to capitalized software, net totaled $325.6 million and $250.9 million, respectively, at January 31, 2018 and 2017.
Capitalized internal-use software amortization expense totaled $74.7 million, $64.6 million and $49.9 million for fiscal 2018, 2017 and 2016, respectively.
The Company capitalized $8.4 million, $7.2 million and $6.1 million of stock-based expensed related to capitalized internal-use software development during fiscal 2018, 2017 and 2016, respectively.

Other Assets, net
Other assets consisted of the following (in thousands):

	As of
	January 31, 2018	January 31, 2017
Deferred income taxes, noncurrent, net	$36,523	$28,939
Long-term deposits	23,518	23,597
Domain names and patents, net	22,779	39,213
Customer contract assets (1)	170,921	281,733
Other	141,899	113,387
	$395,640	$486,869
(1) Customer contract asset reflects the fair value of future billings of amounts that are contractually committed by acquired companies' existing customers as of the acquisition date.
Domain names and patents amortization expense was $17.0 million, $16.5 million and $15.5 million for fiscal 2018, 2017 and 2016, respectively.
Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of
	January 31, 2018	January 31, 2017
Accounts payable	$76,465	$115,257
Accrued compensation	960,453	730,390
Non-cash equity liability (1)	0	68,355
Accrued income and other taxes payable	305,861	239,699
Capital lease obligation, current	102,539	102,106
Other current liabilities	564,778	496,857
	$2,010,096	$1,752,664
(1) Non-cash equity liability represents the purchase price of shares issued to non-executive employees, for those shares exceeding previously registered ESPP shares at the time of sale to the extent the shares had not been subsequently sold by the employee purchaser. This liability was relieved in the fourth quarter of fiscal 2018.
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following (in thousands):

	As of
	January 31, 2018	January 31, 2017
Deferred income taxes and income taxes payable	$115,717	$99,378
Financing obligation - leased facility	198,226	200,711
Long-term lease liabilities and other	479,197	480,850
	$793,140	$780,939
10. Stockholders’ Equity
The Company maintains the following stock plans: the ESPP, the 2013 Equity Incentive Plan and the 2014 Inducement Equity Incentive Plan (“2014 Inducement Plan”).
As of January 31, 2018 and 2017, $62.8 million and $48.4 million, respectively, was withheld on behalf of employees for future purchases under the ESPP and is recorded in accounts payable, accrued expenses and other liabilities.

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
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Fiscal Year Ended January 31,
Stock Options	2018	2017	2016
Volatility	28.0 - 31.4%	31.4 - 32.3%	32.0 - 37.0%
Estimated life	3.5 years	3.5 years	3.5 years
Risk-free interest rate	1.4 - 2.3%	0.9 - 1.6%	1.1 - 1.4%
Weighted-average fair value per share of grants	$22.71	$19.13	$20.22

	Fiscal Year Ended January 31,
ESPP	2018	2017	2016
Volatility	21.3- 27.6%	28.2 - 35.2%	30.0 - 34.0%
Estimated life	0.75 years	0.75 years	0.75 years
Risk-free interest rate	1.1 - 1.7%	0.5 - 1.0%	0.1 - 0.8%
Weighted-average fair value per share of grants	$23.64	$20.18	$19.49
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

Stock activity excluding the ESPP is as follows:

		Options Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2017	16,531,822	30,353,076	$59.88
Increase in shares authorized:
2013 Equity Incentive Plan	37,009,109	0	0.00
2014 Inducement Plan	16,198	0	0.00
Options granted under all plans	(1,212,731)	1,212,731	91.76
Restricted stock activity	(3,302,885)	0	0.00
Stock grants to board and advisory board members	(211,588)	0	0.00
Exercised	0	(8,288,960)	46.41
Plan shares expired	(59,262)	0	0.00
Canceled	1,541,850	(1,541,850)	71.66
Balance as of January 31, 2018	50,312,513	21,734,997	$65.96	$1,042,149
Vested or expected to vest		20,533,483	$65.40	$996,145
Exercisable as of January 31, 2018		11,259,046	$60.44	$601,993
The total intrinsic value of the options exercised during fiscal 2018, 2017 and 2016 was $373.0 million, $224.3 million and $291.3 million, respectively. The intrinsic value is the difference between the current market value of the stock and the exercise price of the stock option.
The weighted-average remaining contractual life of vested and expected to vest options is approximately 5 years.
As of January 31, 2018, options to purchase 11,259,046 shares were vested at a weighted average exercise price of $60.44 per share and had a remaining weighted-average contractual life of approximately 4.2 years. The total intrinsic value of these vested options as of January 31, 2018 was $602.0 million.
During fiscal 2018, the Company recognized stock-based expense related to its equity plans for employees and non-employee directors of $997.0 million. As of January 31, 2018, the aggregate stock compensation remaining to be amortized to costs and expenses was approximately $1.8 billion. The Company will amortize this stock compensation balance as follows: $855.4 million during fiscal 2019; $582.7 million during fiscal 2020; $318.1 million during fiscal 2021; $59.5 million during fiscal 2022; $17.2 million during fiscal 2023 and $8.0 million thereafter. The expected amortization reflects only outstanding stock awards as of January 31, 2018 and assumes no forfeiture activity.
In prior years, the Company had an annual equity grant cycle for employees in the month of November. During fiscal 2018, the Company changed its annual equity grant to occur in the month of March, starting in fiscal 2019. The Company granted 14.9 million shares under the annual equity grant in fiscal 2017 whereas the Company did not grant any shares under the annual equity grant in fiscal 2018.
The aggregate stock compensation remaining to be amortized to costs and expenses will be recognized over a weighted average period of 1.8 years.

The following table summarizes information about stock options outstanding as of January 31, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.86 to $52.30	4,142,116	4.1	$36.78	3,497,985	$42.40
$53.60 to $58.86	624,358	3.5	55.45	467,363	55.44
$59.34	4,440,985	3.8	59.34	3,285,181	59.34
$59.37 to $75.01	1,365,236	5.1	69.74	533,919	69.95
$75.57	5,129,107	5.8	75.57	1,271,214	75.57
$76.48 to $80.62	574,675	5.4	78.54	210,894	78.57
$80.99 to $112.89	5,458,520	5.2	83.40	1,992,490	80.99
	21,734,997	4.8	$65.96	11,259,046	$60.44
Restricted stock activity is as follows:

	Restricted Stock Outstanding
	Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2017	27,453,498	$0.001
Granted - restricted stock units and awards	3,519,847	0.001
Canceled	(2,013,813)	0.001
Vested and converted to shares	(9,941,049)	0.001
Balance as of January 31, 2018	19,018,483	$0.001	$2,166,395
Expected to vest	16,557,373		$1,886,050
The restricted stock, which upon vesting entitles the holder to one share of common stock for each share of restricted stock, has an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and generally vests over four years. The total fair value of shares vested during fiscal 2018, 2017 and 2016 was $952.8 million, $640.2 million and $667.6 million, respectively.
The weighted-average grant date fair value of the restricted stock issued for fiscal 2018, 2017 and 2016 was $95.85, $75.99 and $73.61, respectively.
Common Stock
The following number of shares of common stock were reserved and available for future issuance at January 31, 2018:

Options outstanding	21,734,997
Restricted stock awards and units and performance stock units outstanding	19,018,483
Stock available for future grant:
2013 Equity Incentive Plan	49,650,949
2014 Inducement Plan	550,832
Amended and Restated 2004 Employee Stock Purchase Plan	7,518,906
Acquired equity plans	110,732
Convertible Senior Notes	15,454,888
Warrants	17,308,880
131,348,667
During fiscal years 2018, 2017 and 2016, certain board members received stock grants totaling 57,832 shares of common stock, 62,632 shares of common stock and 67,041 shares of common stock, respectively for board services pursuant to the terms described in the 2013 Plan and previously, the 2004 Outside Directors Stock Plan. The expense related to these awards, which was expensed immediately at the time of the issuance, totaled $5.3 million, $4.7 million and $4.8 million for fiscal 2018, 2017 and 2016, respectively.
Preferred Stock
The Company’s board of directors has the authority, without further action by stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. The ability to issue preferred stock could delay or impede a change in control. As of January 31, 2018 and 2017, no shares of preferred stock were outstanding.
11. Income Taxes
The domestic and foreign components of income (loss) before provision for (benefit from) income taxes consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2018	2017	2016
Domestic	$51,131	$65,432	$(49,558)
Foreign	150,977	(40,049)	113,837
	$202,108	$25,383	$64,279
The provision for (benefit from) income taxes consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2018	2017	2016
Current:
Federal	$(6,733)	$153	$40,723
State	1,792	4,626	13,023
Foreign	85,361	71,878	57,347
Total	80,420	76,657	111,093
Deferred:
Federal	(1,697)	(182,848)	1,453
State	342	(35,808)	(426)
Foreign	(4,435)	(12,250)	(415)
Total	(5,790)	(230,906)	612
Provision for (benefit from) income taxes	$74,630	$(154,249)	$111,705
In fiscal 2017, the Company adopted Accounting Standards Update No. 2016-09, “Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting” ("ASU 2016-09"). The excess tax benefits from the vesting or the settlement of the stock awards recorded in the consolidated statement of operations during fiscal 2017 and fiscal 2018 were immaterial, after considering the change in the Company's valuation allowance. In fiscal 2016, the Company recorded excess tax benefits of $59.5 million directly to stockholders' equity.
In fiscal 2018, the Company recorded tax expense primarily from profitable jurisdictions outside of the United States. In fiscal 2017, the Company recorded a net tax benefit of $154.2 million. The most significant component of this tax amount was the benefit of $210.3 million resulting from a partial release of its valuation allowance in connection with the acquisition of Demandware. The net deferred tax liability from acquisitions provided an additional source of income to support the realizability of the Company's pre-existing deferred tax assets and as a result, the Company released a portion of its valuation allowance. The tax benefit associated with the release of the valuation allowance was partially offset by income taxes in profitable jurisdictions outside the United States. In addition, as a result of adopting ASU 2016-09 and the Company's valuation allowance, it did not record significant current tax expense for the United States. In fiscal 2016, the Company recorded income taxes in profitable jurisdictions outside the United States and current tax expense in the United States. The Company had U.S.

current tax expense as a result of taxable income before considering certain excess tax benefits from stock options and vesting of restricted stock prior to the adoption of ASU 2016-09.
A reconciliation of income taxes at the statutory federal income tax rate to the provision for (benefit from) income taxes included in the accompanying consolidated statements of operations is as follows (in thousands):

	Fiscal Year Ended January 31,
	2018	2017	2016
U.S. federal taxes at statutory rate (1)	$68,313	$8,884	$22,498
State, net of the federal benefit	(10,769)	838	(5,260)
Foreign taxes in excess of the U.S. statutory rate (2)	(34,809)	61,912	(25,780)
Change in valuation allowance	39,317	(128,797)	139,565
Tax credits	(107,260)	(50,216)	(48,943)
Non-deductible expenses	52,636	47,836	26,841
Tax expense from acquisitions	1,137	568	1,584
Excess tax benefits related to shared based compensation (3)	(135,237)	(95,030)	0
Effect of U.S. tax law change	206,885	0	0
Other, net	(5,583)	(244)	1,200
Provision for (benefit from) income taxes	$74,630	$(154,249)	$111,705
(1) The Company revised its statutory rate from 35.0 percent to 33.8 percent for fiscal 2018 to reflect the corporate tax rate reduction effective January 1, 2018 due to the Tax Act.
(2) In fiscal 2016, the Company amended its inter-company cost-sharing arrangement to exclude stock-based compensation as a result of the U.S. Tax Court's opinion in Altera Corporation's ("Altera") litigation with the IRS, and accordingly, recorded a tax benefit subject to the valuation allowance. Most of the Altera related tax benefits were reflected in the foreign taxes in excess of the U.S. statutory rate in fiscal 2016, which were partially offset by a change in valuation allowance. In fiscal 2018, the benefit resulted from higher foreign tax credits, which were offset by the valuation allowance.
(3) Starting fiscal 2017, the excess tax benefits resulting from the vesting or the settlement of the stock awards were recorded in the tax provision, which were offset by the valuation allowance in the U.S. jurisdiction.
In December 2017, the Tax Act was enacted into law, significantly changing income tax law that affects U.S. corporations. Key changes included a corporate tax rate reduction from 35 percent to 21 percent effective January 1, 2018, expensing of certain qualified property, significant changes to the U.S international tax system such as a one-time transition tax on accumulated foreign earnings, and how foreign earnings are subject to U.S. tax. Due to the timing of the Tax Act and additional guidance and interpretations that may be issued in the future, the Company has not completed its analysis of the effects of the Tax Act. However, for the period ended January 31, 2018, the Company recorded a provisional tax expense of $206.9 million associated with the re-measurement of deferred taxes for the corporate rate reduction, which was offset by a reduction in valuation allowance of $216.8 million. Accordingly, an insignificant provisional benefit was recorded. Based on the Company's provisional assessment, the transition tax had no impact to its income tax provision. The provisional estimates will be adjusted during the measurement period defined under SAB 118, based upon the Company's ongoing analysis of its data and tax positions along with new guidance from regulators and interpretations of the law.
The Company received certain tax incentives in Singapore in the form of reduced tax rates, which will expire in fiscal 2020.
Deferred Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded a provisional adjustment to its U.S. deferred income taxes as of January 31, 2018 to reflect the reduction in the corporate tax rate from 35 percent to 21 percent resulting from the Tax Act.

Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	As of January 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$617,370	$1,018,080
Deferred stock-based expense	78,706	133,921
Tax credits	496,695	240,925
Deferred rent expense	59,159	65,779
Accrued liabilities	113,182	141,008
Basis difference on strategic and other investments	41,441	42,034
Financing obligation	96,952	140,539
Deferred cost sharing adjustment	19,511	30,351
Non-cash equity liability	0	26,155
Other	14,382	21,432
Total deferred tax assets	1,537,398	1,860,224
Less valuation allowance	(974,706)	(948,386)
Deferred tax assets, net of valuation allowance	562,692	911,838
Deferred tax liabilities:
Deferred commissions	(137,479)	(139,641)
Purchased intangibles	(204,678)	(408,203)
Unrealized gains on investments	(5,093)	(8,547)
Depreciation and amortization	(166,382)	(251,782)
Deferred revenue	(37,435)	(98,997)
Total deferred tax liabilities	(551,067)	(907,170)
Net deferred tax assets	$11,625	$4,668
At January 31, 2018, for federal income tax purposes, the Company had net operating loss carryforwards of approximately $2.7 billion, which expire in fiscal 2021 through fiscal 2038, federal research and development tax credits of approximately $274.5 million, which expire in fiscal 2020 through fiscal 2038, foreign tax credits of approximately $118.5 million, which expire in fiscal 2019 through fiscal 2028, and alternative minimum tax credits of $0.8 million, which the Company expects to receive as a refund under the Tax Act. For California income tax purposes, the Company had net operating loss carryforwards of approximately $847.5 million which expire beginning in fiscal 2019 through fiscal 2039, California research and development tax credits of approximately $215.1 million, which do not expire, and $8.8 million of enterprise zone tax credits, which expire in fiscal 2025. For other states income tax purposes, the Company had net operating loss carryforwards of approximately $1.2 billion which expire beginning in fiscal 2019 through fiscal 2037 and tax credits of approximately $27.1 million, which expire beginning in fiscal 2021 through fiscal 2033. Utilization of the Company’s net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.
The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some or all of its deferred tax assets will not be realized. The Company evaluates and weighs all available positive and negative evidence such as historic results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax-planning strategies. The Company will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions going forward. The Company may release all or a portion of its valuation allowance if there is sufficient positive evidence that outweighs the negative evidence, for example, if the trend in profitability continues.
Tax Benefits Related to Stock-Based Compensation
The income tax benefit related to stock-based compensation was $264.9 million, $228.8 million and 180.2 million for fiscal 2018, 2017 and 2016, respectively, the majority of which was not recognized as a result of the valuation allowance.

Unrecognized Tax Benefits and Other Considerations
The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50 percent likely to be realized upon settlement with the taxing authority. The Company had gross unrecognized tax benefits of $304.0 million, $231.3 million, and $172.7 million as of January 31, 2018, 2017 and 2016 respectively.
A reconciliation of the beginning and ending balance of total unrecognized tax benefits for fiscal years 2018, 2017 and 2016 is as follows (in thousands):

	Fiscal Year Ended January 31,
	2018	2017	2016
Beginning of period	$231,317	$172,741	$146,188
Tax positions taken in prior period:
Gross increases	31,347	18,254	7,456
Gross decreases	(6,364)	(1,131)	(7,264)
Tax positions taken in current period:
Gross increases	50,405	57,872	38,978
Settlements	(615)	(15,598)	(8,684)
Lapse of statute of limitations	(8,193)	(1,261)	(781)
Currency translation effect	6,054	440	(3,152)
End of period	$303,951	$231,317	$172,741
For fiscal 2018, 2017 and 2016 total unrecognized tax benefits in an amount of $77.2 million, $73.0 million and $56.2 million, respectively, if recognized, would reduce income tax expense and the Company’s effective tax rate after considering the impact of the change in valuation allowance in the U.S.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the income tax provision. The Company recorded an immaterial amount for penalties and interest for each of fiscal 2018, 2017 and 2016. The balance in the non-current income tax payable related to penalties and interest was $6.3 million, $6.7 million and $6.3 million as of January 31, 2018, 2017 and 2016, respectively.
Certain prior year tax returns are currently being examined by various taxing authorities in countries including the United States, France, United Kingdom and Germany. In March 2017, the Company received the final notice of proposed adjustments primarily related to transfer pricing issues from the IRS for fiscal 2011 and fiscal 2012. Accordingly, the Company re-assessed and adjusted its reserves, which resulted in a net immaterial impact to the tax provision due to its valuation allowance. The Company is currently appealing the IRS proposed adjustments. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the tax audits cannot be predicted with certainty, if any issues addressed in the Company's tax audits are resolved in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future. Generally, any adjustments resulting from the U.S. audits should not have a significant impact to the Company's tax provision due to its valuation allowance.
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
The Company anticipates it is reasonably possible that a decrease of unrecognized tax benefits up to approximately $7.5 million may occur in the next 12 months, as the applicable statutes of limitations lapse.

12. Earnings (Loss) Per Share
Basic earnings/loss per share is computed by dividing net income by the weighted-average number of common shares outstanding for the fiscal period. Diluted earnings per share is computed by giving effect to all potential weighted average dilutive common stock, including options, restricted stock units, warrants and the convertible senior notes. The dilutive effect of outstanding awards and convertible securities is reflected in diluted earnings per share by application of the treasury stock method. Diluted loss per share for fiscal 2016 is the same as basic loss per share as there was a net loss in fiscal 2016, and inclusion of potentially issuable shares was anti-dilutive.
A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Fiscal Year Ended January 31,
	2018	2017	2016
Numerator:
Net income (loss)	$127,478	$179,632	$(47,426)
Denominator:
Weighted-average shares outstanding for basic earnings (loss) per share	714,919	687,797	661,647
Effect of dilutive securities:
Convertible senior notes	4,672	1,906	0
Employee stock awards	14,163	10,514	0
Warrants	844	0	0
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings (loss) per share	734,598	700,217	661,647
The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive (in thousands):

	Fiscal Year Ended January 31,
	2018	2017	2016
Employee stock awards	7,210	10,527	26,615
Convertible senior notes	0	0	17,309
Warrants	0	17,309	17,309
13. Commitments
Letters of Credit
As of January 31, 2018, the Company had a total of $99.9 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through December 2030.
Leases
The Company leases facilities space and certain fixed assets under non-cancelable operating and capital leases with various expiration dates.

As of January 31, 2018, the future minimum lease payments under non-cancelable operating and capital leases are as follows (in thousands):

	Capital Leases	Operating Leases	Financing Obligation -Leased Facility (1)
Fiscal Period:
Fiscal 2019	$115,909	$610,925	$21,881
Fiscal 2020	201,618	540,391	22,325
Fiscal 2021	77	400,738	22,770
Fiscal 2022	38	298,641	23,214
Fiscal 2023	3	277,032	23,658
Thereafter	0	1,155,600	187,055
Total minimum lease payments	317,645	$3,283,327	$300,903
Less: amount representing interest	(22,328)
Present value of capital lease obligations	$295,317
(1) Total Financing Obligation - Leased Facility noted above represents the total obligation on the lease agreement including amounts allocated to interest and the implied lease for the land as noted in Note 5 “Property and Equipment.” As of January 31, 2018, $218.2 million of the total $300.9 million above was recorded to Financing obligation leased facility, of which the current portion is included in "Accounts payable, accrued expenses and other liabilities" and the noncurrent portion is included in “Other noncurrent liabilities” on the consolidated balance sheets.
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
Rent expense for fiscal 2018, 2017 and 2016 was $285.2 million, $226.0 million and $174.6 million, respectively.
Other Purchase Commitments
In April 2016, the Company entered into an agreement with a third-party provider for certain infrastructure services for a period of four years. The Company paid $96.0 million in connection with this agreement during fiscal 2018. The agreement further provides that the Company will pay an additional $108.0 million in fiscal 2019 and $126.0 million in fiscal 2020.
14. Employee Benefit Plan
The Company has a 401(k) plan covering all eligible employees in the United States and a Registered Retirement Savings plan covering all eligible employees in Canada. Since January 1, 2006, the Company has been contributing to the plans. Total Company contributions during fiscal 2018, 2017 and 2016, were $93.2 million, $56.4 million and $45.6 million, respectively.
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
The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. The outcomes of legal proceedings and other contingencies are, however, inherently unpredictable and subject to significant uncertainties. As a result, the Company is not able to reasonably estimate the amount or range of possible losses in excess of any amounts accrued, including losses that could arise as a result of application of non-

monetary remedies, with respect to the contingencies it faces, and the Company’s estimates may not prove to be accurate. In management’s opinion, resolution of all current matters is not expected to have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect the Company’s current or future results of operations or cash flows, or both, in a particular quarter.
In September 2013, one of the Company’s subsidiaries, ExactTarget, Inc. (“ExactTarget”), was added as a defendant in a purported class-action lawsuit that alleged that ExactTarget and one of its customers, Simply Fashion Stores, Ltd. (“Simply Fashion”), violated the Telephone Consumer Protection Act (“TCPA”) as a result of Simply Fashion’s text messaging campaigns and alleged failure to opt-out certain Simply Fashion customers from receiving messages. The complaint was subsequently amended to remove Simply Fashion as a defendant and the lawsuit is currently before the United States District Court for the Southern District of Indiana. The complaint seeks statutory damages and injunctive relief. While disputing the allegations of wrongdoing, the Company has reached a settlement of the lawsuit for approximately $6.3 million. The parties submitted the settlement agreement to the Court for approval and the Court entered the preliminary approval order.  The Court set the final approval hearing for July 20, 2018.
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
Since the Foundation’s and Salesforce.org’s inception, the Company has provided at no charge certain resources to those entities' employees such as office space, furniture, equipment, facilities, services, and other resources. The value of these items was approximately $11.2 million, $3.3 million and $1.2 million for fiscal 2018, 2017 and 2016, respectively.
Additionally, the Company allows Salesforce.org to donate subscriptions of the Company’s services to other qualified non-profit organizations. The Company also allows Salesforce.org to resell the Company’s service to non-profit organizations and certain education entities. The Company does not charge Salesforce.org for these subscriptions, therefore income from subscriptions sold to non-profit organizations is donated back to the community through charitable grants made by the Foundation and Salesforce.org. The value of the subscriptions sold by Salesforce.org pursuant to the reseller agreement, as amended, was approximately $182.6 million, $112.4 million and $69.9 million for fiscal 2018, 2017 and 2016, respectively.
As described in Note 6 “Business Combinations,” the Company's Chairman held an ownership interest in an acquisition that was completed by the Company in April 2016.
17. Subsequent events
In March 2018, Salesforce Ventures, a wholly owned subsidiary of the Company, entered into an agreement to make a strategic investment, through a private placement, in a late stage technology company. The Company had initially invested $5.0 million in this company in fiscal 2015 and the agreement provides that the Company will invest an additional $100.0 million in this company, subject to certain contingencies. This investment is expected to occur in the Company's first quarter of fiscal 2019, and will be one of the Company’s largest strategic investments to date. The Company expects its ownership interest after this investment to be less than five percent of the investee company’s outstanding shares.

18. Selected Quarterly Financial Data (Unaudited)
Selected summarized quarterly financial information for fiscal 2018 and 2017 is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
	(in thousands, except per share data)
Fiscal 2018
Revenues	$2,387,579	$2,561,589	$2,679,841	$2,851,003	$10,480,012
Gross profit	1,737,024	1,890,922	1,965,333	2,113,211	7,706,490
Income (loss) from operations	(8,882)	50,793	115,988	77,869	235,768
Net income (loss)	$(9,207)	$17,736	$51,394	$67,555	$127,478
Basic net income (loss) per share	$(0.01)	$0.02	$0.07	$0.09	$0.18
Diluted net income (loss) per share	$(0.01)	$0.02	$0.07	$0.09	$0.17
Fiscal 2017
Revenues	$1,916,603	$2,036,618	$2,144,775	$2,293,988	$8,391,984
Gross profit	1,419,622	1,511,039	1,559,253	1,668,031	6,157,945
Income (loss) from operations	51,986	32,551	3,036	(23,345)	64,228
Net income (loss)	$38,759	$229,622	$(37,309)	$(51,440)	$179,632
Basic net income (loss) per share	$0.06	$0.34	$(0.05)	$(0.07)	$0.26
Diluted net income (loss) per share	$0.06	$0.33	$(0.05)	$(0.07)	$0.26

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2018 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2018. We reviewed the results of management’s assessment with our Audit Committee.
The effectiveness of our internal control over financial reporting as of January 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
(c) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended January 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
(c) Financial Statement Schedules.

salesforce.com, inc.
Schedule II Valuation and Qualifying Accounts

Description	Balance at beginning of year	Additions	Deductions write-offs	Balance at end of year
Fiscal year ended January 31, 2018
Allowance for doubtful accounts	$12,039,000	30,841,000	(21,917,000)	$20,963,000
Fiscal year ended January 31, 2017
Allowance for doubtful accounts	$10,488,000	$17,591,000	$(16,040,000)	$12,039,000
Fiscal year ended January 31, 2016
Allowance for doubtful accounts	$8,146,000	$14,738,000	$(12,396,000)	$10,488,000

ITEM 16.	10-K SUMMARY

Omitted at registrant’s option.

Index to Exhibits

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of salesforce.com, inc.		8-K	001-32224	3.1	6/3/2016
3.2	Amended and Restated Bylaws of salesforce.com, inc.		8-K	001-32224	3.2	3/21/2016
4.1	Specimen Common Stock Certificate		S-1/A	333-111289	4.2	4/20/2004
4.2	Indenture dated March 18, 2013 between salesforce.com, inc. and U.S. Bank National Association including the form of 0.25% Convertible Senior Notes due 2018 therein		8-K	001-32224	4.1	3/18/2013
10.1*	Form of Indemnification Agreement between salesforce.com, inc. and its officers and directors		S-1/A	333-111289	10.1	4/20/2004
10.2*	Amended and Restated 2013 Equity Incentive Plan		8-K	001-32224	10.1	6/7/2017
10.3*	Amended and Restated 2004 Employee Stock Purchase Plan		8-K	001-32224	10.2	6/7/2017
10.4*	MetaMind, Inc. 2014 Stock Incentive Plan		S-8	333-211510	4.1	5/20/2016
10.5*	2014 Inducement Equity Incentive Plan, as amended		S-8	333-213685	4.3	9/16/2016
10.6*	Related forms of equity agreements under the Amended and Restated 2014 Inducement Equity Incentive Plan		10-Q	001-32224	10.4	8/25/2017
10.7*	Related forms of equity agreements under the Amended and Restated 2013 Equity Incentive Plan		10-Q	001-32224	10.5	8/25/2017
10.8*	Related forms of equity agreements under the Amended and Restated 2004 Employee Stock Purchase Plan		10-Q	001-32224	10.6	8/25/2017
10.9*	Kokua Bonus Plan, as amended and restated December 5, 2014, effective February 1, 2015		10-K	001-32224	10.7	3/6/2015
10.10	Resource Sharing Agreement, dated August 1, 2015, by and between salesforce.com, inc., the salesforce.com foundation, and Salesforce.org		10-Q	001-32224	10.5	8/25/2015
10.11	Reseller Agreement, dated August 1, 2015, between salesforce.com, inc. and Salesforce.org		10-Q	001-32224	10.4	8/25/2015
10.12	Amendment to Reseller Agreement, dated October 13, 2015, between salesforce.com, inc. and Salesforce.org		10-Q	001-32224	10.1	11/20/2015
10.13	Amendment to Reseller Agreement, dated May 1, 2017, between salesforce.com, inc. and Salesforce.org		10-Q	001-32224	10.1	8/25/2017
10.14	Form of Sub-Reseller Agreement to Reseller Agreement between salesforce.com, inc. and Salesforce.org		10-Q	001-32224	10.1	11/22/2017
10.15*	Form of Offer Letter for Executive Officers and schedule of omitted details thereto		10-K	001-32224	10.11	3/9/2012
10.16*	Employment Offer Letter, dated May 2, 2013 between salesforce.com, inc. and Keith Block		8-K	001-32224	10.1	6/11/2013

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
10.17*	Employment Offer Letter, dated June 11, 2014, between salesforce.com, inc. and Mark Hawkins		8-K	001-32224	10.1	6/30/2014
10.18*	Form of Change of Control and Retention Agreement as entered into with Marc Benioff		10-K	001-32224	10.13	3/9/2009
10.19*	Form of Change of Control and Retention Agreement as entered into with non-CEO Executive Officers		10-K	001-32224	10.14	3/9/2009
10.20*	Form of Performance-Based Restricted Stock Unit Agreement for Executive Officers		10-K	001-32224	10.17	3/6/2017
10.21	Form of Convertible Bond Hedge Confirmation		8-K	001-32224	10.2	3/18/2013
10.22	Form of Warrant Confirmation		8-K	001-32224	10.3	3/18/2013
10.23	Office Lease dated as of April 10, 2014 by and between salesforce.com, inc. and Transbay Tower LLC		10-Q	001-32224	10.2	5/30/2014
10.24	Purchase and Sale Agreement, dated November 10, 2014, between salesforce.com, inc. and 50 Fremont Tower, LLC		10-Q	001-32224	10.2	11/26/2014
10.25	Credit Agreement, dated as of July 7, 2016, by and among salesforce.com, inc., the guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent		8-K	001-32224	10.1	7/11/2016
10.26	Amended and Restated Credit Agreement, dated as of July 7, 2016, by and among salesforce.com, inc., the subsidiaries of the Company party thereto as guarantors, the lenders from time to time thereto and Wells Fargo Bank, N.A., as Administrative Agent		8-K	001-32224	10.2	7/11/2016
12.1	Computation of Ratio of Earnings to Fixed Charges	X
21.1	List of Subsidiaries	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)	X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 9, 2018
salesforce.com, inc.

	By:	/S/ MARK J. HAWKINS
Mark J. Hawkins
President and Chief Financial Officer (Principal Financial Officer)

Dated: March 9, 2018
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

Signature	Title	Date
/s/ MARC BENIOFF	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 9, 2018
Marc Benioff

/s/ MARK J. HAWKINS	President and Chief Financial Officer (Principal Financial Officer)	March 9, 2018
Mark J. Hawkins

/s/ JOE ALLANSON	Executive Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 9, 2018
Joe Allanson

/s/ KEITH BLOCK	Director, Vice Chairman, President and Chief Operating Officer	March 9, 2018
Keith Block

/s/ CRAIG CONWAY	Director	March 9, 2018
Craig Conway

/s/ ALAN HASSENFELD	Director	March 9, 2018
Alan Hassenfeld

/s/ NEELIE KROES	Director	March 9, 2018
Neelie Kroes

/s/ COLIN POWELL	Director	March 9, 2018
Colin Powell

/s/ SANFORD R. ROBERTSON	Director	March 9, 2018
Sanford R. Robertson

/s/ JOHN V. ROOS	Director	March 9, 2018
John V. Roos

/s/ BERNARD TYSON	Director	March 9, 2018
Bernard Tyson

/s/ ROBIN WASHINGTON	Director	March 9, 2018
Robin Washington

/s/ MAYNARD WEBB	Director	March 9, 2018
Maynard Webb

/s/ SUSAN WOJCICKI	Director	March 9, 2018
Susan Wojcicki