Form 10-Q
period 2018-04-30
SALESFORCE COM INC
filed 2018-05-31
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2018
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
As of April 30, 2018, there were approximately 733.9 million shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
salesforce.com, inc.
Condensed Consolidated Balance Sheets
(in millions)
(unaudited)

	April 30, 2018	January 31, 2018 (as adjusted)
Assets
Current assets:
Cash and cash equivalents	$5,922	$2,543
Marketable securities	1,237	1,978
Accounts receivable	1,763	3,921
Costs capitalized to obtain revenue contracts, net	667	671
Prepaid expenses and other current assets	562	471
Total current assets	10,151	9,584
Property and equipment, net	1,950	1,947
Costs capitalized to obtain revenue contracts, noncurrent, net	1,038	1,105
Capitalized software, net	149	146
Strategic investments	1,024	677
Goodwill	7,444	7,314
Intangible assets acquired through business combinations, net	815	827
Other assets, net	392	384
Total assets	$22,963	$21,984
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$1,691	$2,047
Unearned revenue	6,201	6,995
Current portion of debt	3	1,025
Total current liabilities	7,895	10,067
Noncurrent debt	3,172	695
Other noncurrent liabilities	836	846
Total liabilities	11,903	11,608
Stockholders’ equity:
Common stock	1	1
Additional paid-in capital	10,123	9,752
Accumulated other comprehensive loss	(33)	(12)
Retained earnings	969	635
Total stockholders’ equity	11,060	10,376
Total liabilities and stockholders’ equity	$22,963	$21,984

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Months Ended April 30,
	2018	2017 (as adjusted)
Revenues:
Subscription and support	$2,810	$2,209
Professional services and other	196	188
Total revenues	3,006	2,397
Cost of revenues (1)(2):
Subscription and support	573	463
Professional services and other	194	188
Total cost of revenues	767	651
Gross profit	2,239	1,746
Operating expenses (1)(2):
Research and development	424	376
Marketing and sales	1,329	1,106
General and administrative	295	260
Total operating expenses	2,048	1,742
Income from operations	191	4
Investment income	16	5
Interest expense	(34)	(22)
Gains on strategic investments, net	211	3
Other income	1	0
Income (loss) before (provision for) benefit from income taxes	385	(10)
(Provision for) benefit from income taxes	(41)	11
Net income	$344	$1
Basic net income per share	$0.47	$0.00
Diluted net income per share	$0.46	$0.00
Shares used in computing basic net income per share	729	706
Shares used in computing diluted net income per share	754	722
_______________

(1)	Amounts include amortization of intangible assets acquired through business combinations, as follows:

	Three Months Ended April 30,
	2018	2017
Cost of revenues	$39	$44
Marketing and sales	30	31
(2) Amounts include stock-based expense, as follows:

	Three Months Ended April 30,
	2018	2017
Cost of revenues	$34	$32
Research and development	66	64
Marketing and sales	120	119
General and administrative	32	37

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Three Months Ended April 30,
	2018	2017 (as adjusted)
Net income	$344	$1
Other comprehensive income (loss), before tax and net of reclassification adjustments:
Foreign currency translation and other gains (losses)	(10)	14
Unrealized gains (losses) on marketable securities and strategic investments	(4)	71
Reclassification of unrealized gains upon adoption of ASU 2016-01* (Note 1)	(13)	0
Other comprehensive income (loss), before tax	(27)	85
Tax effect upon adoption of ASU 2016-01*	6	0
Other comprehensive income (loss), net of tax	(21)	85
Comprehensive income	$323	$86

*	Accounting Standards Update 2016-01 “Financial Instruments” (ASU 2016-01)

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Three Months Ended April 30,
	2018	2017 (as adjusted)
Operating activities:
Net income	$344	$1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	181	185
Amortization of debt discount and issuance costs	16	8
Amortization of costs capitalized to obtain revenue contracts, net	188	141
Expenses related to employee stock plans	252	252
Gains on strategic investments, net	(211)	(3)
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	2,162	1,759
Costs capitalized to obtain revenue contracts, net	(118)	(133)
Prepaid expenses and other current assets and other assets	(90)	(185)
Accounts payable, accrued expenses and other liabilities	(456)	(297)
Unearned revenue	(802)	(498)
Net cash provided by operating activities	1,466	1,230
Investing activities:
Business combination, net of cash acquired	(182)	(20)
Purchases of strategic investments	(147)	(12)
Sales of strategic investments	4	12
Purchases of marketable securities	(263)	(699)
Sales of marketable securities	938	104
Maturities of marketable securities	48	4
Capital expenditures	(122)	(157)
Net cash provided by (used in) investing activities	276	(768)
Financing activities:
Proceeds from issuance of debt, net	2,470	0
Proceeds from employee stock plans	201	160
Principal payments on capital lease obligations	(19)	(9)
Repayments of debt	(1,027)	(200)
Net cash provided by (used in) financing activities	1,625	(49)
Effect of exchange rate changes	12	5
Net increase in cash and cash equivalents	3,379	418
Cash and cash equivalents, beginning of period	2,543	1,607
Cash and cash equivalents, end of period	$5,922	$2,025

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in millions)

	Three Months Ended April 30,
	2018	2017
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$7	$7
Income taxes, net of tax refunds	19	17

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
Fiscal Year
The Company’s fiscal year ends on January 31. References to fiscal 2019, for example, refer to the fiscal year ending January 31, 2019.
Basis of Presentation
The accompanying condensed consolidated balance sheets as of April 30, 2018 and January 31, 2018 and the condensed consolidated statements of operations, condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows for the three months ended April 30, 2018 and 2017, respectively, are unaudited.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheets as of April 30, 2018 and January 31, 2018, and its results of operations, including its comprehensive income, and its cash flows for the three months ended April 30, 2018 and 2017. All adjustments are of a normal recurring nature. The results for the three months ended April 30, 2018 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2019.
These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2018.
The Company has adjusted its condensed consolidated financial statements from amounts previously reported due to the adoption of Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) as discussed below. In addition, the Company prospectively adopted Accounting Standards Update No. 2016-01, "Financial Instrument-Overall (Subtopic 825-10)" ("ASU 2016-01") and Accounting Standards Update No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory" ("ASU 2016-16"), as discussed below.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in the Company’s condensed consolidated financial statements and notes thereto.
Significant estimates and assumptions made by management include the determination of:

•	the standalone selling price (SSP) of performance obligations for contracts with multiple performance obligations;

•	the estimate of variable consideration as part of the adoption of ASU 2014-09;

•	the fair value of assets acquired and liabilities assumed for business combinations;

•	the recognition, measurement and valuation of current and deferred income taxes;

•	the average period of benefit associated with costs capitalized to obtain revenue contracts;

•	the fair value of certain stock awards issued;

•	the useful lives of intangible assets; and

•	the valuation of strategic investments.

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
Concentrations of Credit Risk and Significant Customers
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. Collateral is not required for accounts receivable. The Company maintains an allowance for its doubtful accounts receivable. This allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with delinquent accounts. Receivables are written-off and charged against the recorded allowance when the Company has exhausted collection efforts without success.
No single customer accounted for more than five percent of accounts receivable at April 30, 2018 and January 31, 2018. No single customer accounted for five percent or more of total revenue during the three months ended April 30, 2018 and 2017. As of April 30, 2018 and January 31, 2018, assets located outside the Americas were 12 percent and 17 percent of total assets, respectively. As of April 30, 2018 and January 31, 2018, assets located in the United States were 86 percent and 81 percent of total assets, respectively.
Revenue Recognition
Adoption of Topic 606
Effective at the start of fiscal 2019, the Company adopted the provisions and expanded disclosure requirements described in ASU 2014-09 also referred to as Topic 606. The Company adopted the standard using the full retrospective method. Accordingly, the results for the prior comparable period were adjusted to conform to the current period measurement and recognition of results.
The impact of Topic 606 on reported revenue results was not material. Topic 606, however, modified the Company’s revenue recognition policy in the following ways:
•Removal of the limitation on contingent revenue, which can result in the subscription and support revenue for certain multi-year customer contracts being recognized earlier in the duration of the contract term;
•More allocation of subscription and support revenues across the Company’s cloud service offerings and to professional services revenue; and
•Inclusion of an estimate of variable consideration, such as overage fees, in the total transaction price, which results in the estimated fees being recognized ratably over the contract term, further resulting in the recognition of subscription and support revenues before the actual variable consideration occurs.
The Company used the following transitional practical expedients in the adoption of Topic 606:
•the Company has not disclosed the remaining transaction price for reporting periods prior to the first quarter of fiscal 2019; and
•contracts modified before fiscal 2017 were reflected using the retrospective method.
Additionally, as part of its business strategy, the Company periodically makes acquisitions of complementary businesses, services and technology. These acquired businesses may have customer arrangements that include the delivery of an on-premise software element combined with a software-as-a-service element. The Company has to apply significant judgment to determine the appropriate revenue recognition policy for such products and services since Topic 606 eliminated the provision that service revenue accounting was appropriate when the relative selling price of one or more deliverables in a multiple element solution arrangement could not be determined.
Revenue Recognition Policy
The Company derives its revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing the Company’s enterprise cloud computing services (collectively, "Cloud Services") and from customers paying for additional support beyond the standard support that is included in the basic subscription fees; and (2) related professional services such as process mapping, project management and implementation services. Other revenue consists primarily of training fees.
With the adoption of Topic 606, revenue is recognized upon transfer of control of promised products and services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. If the consideration promised in a contract includes a variable amount, for example, overage fees, contingent fees or service level penalties, the Company includes an estimate of the amount it expects to receive for the total transaction price if it is probable that a significant reversal of cumulative revenue recognized will not occur.
The Company determines the amount of revenue to be recognized through application of the following steps:
•Identification of the contract, or contracts with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when or as the Company satisfies the performance obligations.
The Company’s subscription service arrangements are non-cancelable and do not contain refund-type provisions.
Subscription and Support Revenues
Subscription and support revenues are comprised of fees that provide customers with access to Cloud Services, related support and updates during the term of the arrangement. Cloud Services allow customers to use the Company's multi-tenant software without taking possession of the software. Revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract, which is the date the Company’s Cloud Services are made available to customers.
The Company typically invoices its customers annually in advance upon execution of the contract or subsequent renewals. Amounts that have been invoiced are recorded in accounts receivable and in unearned revenue or revenue, depending on whether transfer of control to customers has occurred.
Professional Services and Other Revenues
The Company’s professional services contracts are either on a time and materials, fixed fee or subscription basis. These revenues are recognized as the services are rendered for time and materials contracts, when the milestones are achieved and accepted by the customer or on a proportional performance basis for fixed price contracts and ratably over the contract term or on a proportional performance basis for subscription professional services contracts. The milestone method for revenue recognition is used when there is substantive uncertainty at the date the contract is entered into whether the milestone will be achieved. Training revenues are recognized as the services are performed.
Significant Judgments - Contracts with Multiple Performance Obligations
The Company enters into contracts with its customers that often include promises to transfer multiple Cloud Services, premium support and professional services. A performance obligation is a promise in a contract with a customer to transfer products or services that are distinct. Determining whether products and services are distinct performance obligations that should be accounted for separately or combined as one unit of accounting may require significant judgment.
Cloud Services are distinct as such services are often sold separately. In determining whether professional services are distinct, the Company considers the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the Cloud Service start date and the contractual dependence of the Cloud service on the customer’s satisfaction with the professional services work. To date, the Company has concluded that all of the professional services included in contracts with multiple performance obligations are distinct.
The Company allocates the transaction price to each performance obligation on a relative standalone selling price ("SSP") basis. The SSP is the price at which the Company would sell a promised product or service separately to a customer. Judgment is required to determine the SSP for each distinct performance obligation.

The Company determines SSP by considering its overall pricing objectives and market conditions. Significant pricing practices taken into consideration include the Company’s discounting practices, the size and volume of the Company’s transactions, the customer demographic, the geographic area where services are sold, price lists, its go-to-market strategy, historical sales and contract prices. The determination of SSP is made through consultation with and approval by the Company’s management, taking into consideration the go-to-market strategy. As the Company’s go-to-market strategies evolve, the Company may modify its pricing practices in the future, which could result in changes to SSP.
In certain cases, the Company is able to establish SSP based on observable prices of products or services sold separately in comparable circumstances to similar customers. The Company uses a single amount to estimate SSP when it has observable prices.
If SSP is not directly observable, for example when pricing is highly variable, the Company uses a range of SSP. The Company determines the SSP range using information that may include market conditions or other observable inputs. The Company typically has more than one SSP for individual products and services due to the stratification of those products and services by customer size and geography.
Costs Capitalized to Obtain Revenue Contracts
As part of its adoption of ASU 2014-09, the Company capitalizes incremental costs of obtaining a non-cancelable subscription and support revenue contract. The provisions of ASU 2014-09 are significantly different than the Company's previous accounting for deferred commissions. The new guidance results in the capitalization of significantly more costs and longer amortization lives. Under the prior accounting guidance, the Company only capitalized sales commissions that had a direct relationship to a specific new revenue contract and amortized the capitalized amounts over the initial contract period, which was typically 12 to 36 months.
Under the new accounting, the capitalized amounts consist primarily of sales commissions paid to the Company’s direct sales force. Capitalized amounts also include (1) amounts paid to employees other than the direct sales force who earn incentive payouts under annual compensation plans that are tied to the value of contracts acquired, (2) commissions paid to employees upon renewals of subscription and support contracts, (3) the associated payroll taxes and fringe benefit costs associated with the payments to the Company’s employees, and to a lesser extent (4) success fees paid to partners in emerging markets where the Company has a limited presence.
Costs capitalized related to new revenue contracts are amortized on a straight-line basis over four years, which, although longer than the typical initial contract period, reflects the average period of benefit, including expected contract renewals. In arriving at this average period of benefit, the Company evaluated both qualitative and quantitative factors which included the estimated life cycles of its offerings and its customer attrition. Additionally, the Company amortizes capitalized costs for renewals and success fees paid to partners over two years.
The capitalized amounts are recoverable through future revenue streams under all non-cancelable customer contracts. The Company periodically evaluates whether there have been any changes in its business, the market conditions in which it operates or other events which would indicate that its amortization period should be changed or if there are there are potential indicators of impairment.
Amortization of capitalized costs to obtain revenue contracts is included in marketing and sales expense in the accompanying condensed consolidated statements of operations.
During the three months ended April 30, 2018, the Company capitalized $118 million of costs to obtain revenue contracts and amortized $188 million to marketing and sales expense. During the same period a year ago, the Company capitalized $133 million of costs to obtain revenue contracts and amortized $141 million to marketing and sales expense. Capitalized costs to obtain a revenue contract, net on the Company's condensed consolidated balance sheets totaled $1.7 billion at April 30, 2018 and $1.8 billion at January 31, 2018.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value.
Marketable Securities
The Company considers all of its marketable debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the condensed consolidated balance sheets. Securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the condensed consolidated statements of comprehensive income until realized. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Declines in fair value judged to be other-than-

temporary on securities available for sale are included as a reduction to investment income. To determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value and its intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. For the purposes of computing realized and unrealized gains and losses, the cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of investment income.
Strategic Investments
The Company holds strategic investments in publicly held equity securities and privately held debt and equity securities in which the Company does not have a controlling interest or significant influence. Publicly held equity securities are measured using quoted prices in their respective active markets with changes recorded through net gains on strategic investments on the condensed consolidated statement of operations. Privately held equity securities without a readily determinable fair value are recorded at cost and adjusted for impairments and observable price changes with a same or similar security from the same issuer and are recorded through net gains on strategic investments on the condensed consolidated statement of operations. Privately held debt securities are recorded at fair value with changes in fair value recorded through accumulated other comprehensive income on the condensed consolidated balance sheet. If, based on the terms of these publicly traded and privately held securities, the Company determines that the Company exercises significant influence on the entity to which these securities relate, the Company will apply the equity method of accounting for such investments.
Privately held debt and equity securities are valued using significant unobservable inputs or data in an inactive market and the valuation requires the Company's judgment due to the absence of market prices and inherent lack of liquidity. The carrying value is not adjusted for the Company's privately held equity securities if there are no observable price changes in a same or similar security from the same issuer or if there are no identified events or changes in circumstances that may indicate impairment, as discussed below. In determining the estimated fair value of its strategic investments in privately held companies, the Company utilizes the most recent data available to the Company. Valuations of privately held companies are inherently complex due to the lack of readily available market data. In addition, the determination of whether an orderly transaction is for a similar investment requires significant management judgment including: the rights and obligations of the investments, the extent to which those differences would affect the fair values of those investments, and the impact of any differences based on the stage of operational development of the investee.
The Company assesses its strategic investments portfolio quarterly for impairment. The Company’s impairment analysis encompasses an assessment of the severity and duration of the impairment and qualitative and quantitative analysis of other key factors including: the investee’s financial metrics, the investee’s products and technologies meeting or exceeding predefined milestones, market acceptance of the product or technology, other competitive products or technology in the market, general market conditions, management and governance structure of the investee, the investee’s liquidity, debt ratios and the rate at which the investee is using its cash. If the investment is considered to be other-than-temporarily impaired, the Company will record the investment at fair value by recognizing an impairment through the condensed consolidated statement of operations and establishing a new carrying value for the investment.
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk. The Company uses forward currency derivative contracts to minimize the Company’s exposure to balances primarily denominated in the Euro, British Pound Sterling, Japanese Yen, Canadian Dollar and Australian Dollar. The Company’s foreign currency derivative contracts, which are not designated as hedging instruments, are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. As of April 30, 2018 and January 31, 2018, the outstanding foreign currency derivative contracts were recorded at fair value on the condensed consolidated balance sheets.
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
Fair Value Measurement
The Company measures its cash and cash equivalents, marketable securities and foreign currency derivative contracts at fair value. The additional disclosures regarding the Company’s fair value measurements are included in Note 5 “Fair Value Measurement.” In addition, the Company measures its publicly held equity securities at fair value. The additional disclosure regarding the Company's fair value measurements of its strategic investments are included in Note 3 "Investments."

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
Intangible Assets acquired through Business Combinations
Intangible assets are amortized over their estimated useful lives. Each period, the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. Management tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
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
There was no impairment of capitalized software, intangible assets, long-lived assets or goodwill during the three months ended April 30, 2018 and 2017.
Business Combinations
The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. The Company continues to collect information and reevaluates these estimates and assumptions quarterly and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s condensed consolidated statement of operations.
In the event the Company acquires an entity with which the Company has a preexisting relationship, the Company will recognize a gain or loss to settle that relationship as of the acquisition date, which is recorded in other income (expense) within the condensed consolidated statements of operations. In the event that the Company acquires an entity in which the Company previously held a strategic investment, the difference between the fair value of the shares as of the date of the acquisition and the carrying value of the strategic investment is recorded as a gain or loss and recorded within net gains on strategic investments in the condensed consolidated statement of operations.

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
Stock-based expenses related to performance share grants are measured based on grant date fair value and expensed on a straight-line basis, net of estimated forfeitures, over the service period of the awards, which is generally the vesting term of three years.
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
Income Taxes
The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the condensed consolidated statements of operations in the period that includes the enactment date.
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

In December 2017, the Tax Cuts and Jobs Act ("Tax Act") was enacted into law, significantly changing income tax law that affects U.S corporations. Key changes included a corporate tax rate reduction from 35 percent to 21 percent effective January 1, 2018, expensing of certain qualified property, significant changes to the U.S international tax system such as a one-time transition tax on accumulated foreign earnings, and how foreign earnings are subject to U.S. tax. The Company was required to recognize the effects of the tax law changes in the period of enactment, including the determination of the transition tax and the re-measurement of deferred taxes as well as to re-assess the realizability of the deferred tax assets. Subsequent to the enactment of the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which allows companies to record provisional amounts related to the effects of the Tax Act during a measurement period not to extend beyond one year from the enactment date. Due to the timing of the Tax Act and additional guidance and interpretations that may be issued by the U.S. Treasury Department, the Internal Revenue Service ("IRS") and other standard-setting bodies in the future, the Company has not completed its analysis of the income tax effects of the Tax Act. The provisional estimates will be adjusted during the measurement period defined under SAB 118, based upon the Company's ongoing analysis of its data and tax positions along with new guidance from regulators and interpretations of the law.
Foreign Currency Translation
The functional currency of the Company’s major foreign subsidiaries is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on the condensed consolidated statement of comprehensive income. Foreign currency transaction gains and losses are included in Other income (expense) in the condensed consolidated statement of operations for the period. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.
Warranties and Indemnification
The Company’s enterprise cloud computing services are typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and materially in accordance with the Company’s online help documentation under normal use and circumstances.
The Company’s arrangements generally include certain provisions for indemnifying customers against liabilities if its products or services infringe a third party’s intellectual property rights. To date, the Company has not incurred any material costs as a result of such obligations and has not accrued any material liabilities related to such obligations in the accompanying condensed consolidated financial statements.
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
New Accounting Pronouncements Adopted in Fiscal 2019
In May 2014, the FASB issued ASU 2014-09, which in addition to replacing the existing revenue recognition guidance, provides guidance on the recognition of costs related to obtaining customer contracts. The adoption was material to the Company’s reported operating results and balance sheet for fiscal 2018 and 2017, as it requires additional types of costs to be capitalized and amortized over a longer period. The Company also recorded the related income tax effects, which did not have a material impact due to the Company's valuation allowance. The adoption had no impact to the Company’s operating cash flow.

Adoption of ASU 2014-09 impacted the Company's previously reported results for the three months ended April 30, 2017 as follows (in millions, except per share amounts):

	As reported	Change	As adjusted
Total revenues	$2,388	$9	$2,397
Marketing and sales	1,110	(4)	1,106
Benefit from income taxes	14	(3)	11
Net income	(9)	10	1
Diluted net income per share	(0.01)	0.01	0.00
Adoption of ASU 2014-09 impacted the Company's previously reported results as of January 31, 2018 as follows (in millions):

	As reported	Change	As adjusted
Accounts receivable, net	$3,918	$3	$3,921
Costs capitalized to obtain revenue contracts, net	461	210	671
Prepaid expenses and other current assets	390	81	471
Costs capitalized to obtain revenue contracts, noncurrent, net	413	692	1,105
Other assets, net	396	(12)	384
Accounts payable, accrued expenses and other liabilities	2,010	37	2,047
Unearned revenue	7,095	(100)	6,995
Other noncurrent liabilities	796	50	846
Stockholders’ equity	9,389	987	10,376
In January 2016, the FASB issued ASU 2016-01, which requires entities to measure equity instruments at fair value and recognize any changes in fair value within the statement of operations. The Company adopted ASU 2016-01 in the first quarter of fiscal 2019 on a prospective basis for privately held equity securities and a modified retrospective basis for publicly held equity investments. Upon adoption of ASU 2016-01, the Company reclassified approximately $13 million of unrealized gains related to its publicly traded equity investments and approximately $6 million reflecting the tax impact, from accumulated other comprehensive loss on the balance sheet to retained earnings. The adoption of the standard resulted in a net unrealized gain of $224 million, which was recorded in the condensed consolidated statement of operations for the three months ended April 30, 2018, and the Company anticipates additional volatility to the Company's statements of operations in future periods, due to changes in market prices of the Company's investments in publicly held equity investments and the valuation and timing of observable price changes and impairments of its investments in privately held securities.
In October 2016, the FASB issued ASU 2016-16, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The Company adopted the standard in the first quarter of fiscal 2019 using the modified retrospective transition method and reclassified a cumulative-effect adjustment to retained earnings as of the effective date of approximately $18 million.
Accounting Pronouncements Pending Adoption
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which requires lessees to record most leases on their balance sheets but recognize the expenses on their statements of operations in a manner similar to current accounting rules. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The new standard is effective for interim and annual periods beginning after December 15, 2018 on a modified retrospective basis. The Company is in the process of implementing changes to its systems, processes and controls, in conjunction with its review of existing lease agreements, in order to adopt the new standard in its first quarter of fiscal 2020. The Company expects its leases designated as operating leases in Note 14, “Commitments,” will be reported on the consolidated balance sheets upon adoption. The Company is currently evaluating the impact to its consolidated financial statements as it relates to other aspects of the business.
In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13) "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU

2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019. The Company is currently in the process of evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.
Reclassifications
Certain reclassifications to fiscal 2018 balances were made to conform to the current period presentation in the condensed consolidated balance sheets and condensed consolidated statement of operations. These reclassifications include other noncurrent liabilities, temporary equity, other income (expense) and gains on strategic investments, net.
2. Revenues
Disaggregation of Revenue
Subscription and Support Revenue by the Company's core service offerings
Subscription and support revenues consisted of the following (in millions):

	Three Months Ended April 30,
	2018	2017
Sales Cloud	$965	$830
Service Cloud	848	656
Salesforce Platform and Other	575	424
Marketing and Commerce Cloud	422	299
	$2,810	$2,209
Total Revenue by Geographic Locations
Revenues by geographical region consisted of the following (in millions):

	Three Months Ended April 30,
	2018	2017
Americas	$2,101	$1,765
Europe	606	409
Asia Pacific	299	223
	$3,006	$2,397
Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 96 percent and 96 percent during the three months ended April 30, 2018 and 2017, respectively. No other country represented more than ten percent of total revenue during the three months ended April 30, 2018 and 2017.
Contract Balances
As described in Note 1, subscription and support revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract. Under Topic 606 the timing and amount of revenue recognition may differ in certain situations from the revenue recognized under previous accounting guidance, which included a contingent revenue rule that limited subscription and support revenue to the customer invoice amount for the period of service (collectively billings). Under Topic 606, the Company records a contract asset when revenue recognized on a contract exceeds the billings. Contract assets were $75 million at April 30, 2018 and $81 million at January 31, 2018.
Unearned Revenue
Topic 606 introduced the concept of unearned revenue, which is substantially similar to deferred revenue under previous accounting guidance, except for the removal of the limitation on contingent revenue. The unearned revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Unearned revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services described above and is recognized as revenue when transfer of control to customers has occurred. The Company generally invoices customers in annual installments. The unearned revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration, invoice timing, dollar size and new business linearity within the quarter.

The changes in unearned revenue were as follows (in millions):

Three Months Ended April 30, 2018
Unearned revenue, beginning of period	$6,995
Billings and other	2,212
Revenue recognized	(3,006)
Unearned revenue, end of period	$6,201
Remaining Transaction Price
Topic 606 also introduced the concept of remaining transaction price, which is different than unbilled deferred revenue under previous accounting guidance. Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price allocated to the remaining performance obligation is influenced by several factors, including seasonality, the timing of renewals, average contract terms and foreign currency exchange rates. Unbilled portions of the remaining transaction price denominated in foreign currencies are revalued each period based on the period end exchange rates.
The Company applied the practical expedient in accordance with Topic 606 to exclude amounts related to performance obligations that are billed and recognized as they are delivered. This primarily consists of professional services contracts that are on a time-and-material basis.
Remaining transaction price consisted of the following (in billions):

	Current	Noncurrent	Total
As of April 30, 2018	$9.6	$10.8	$20.4
3. Investments
Marketable Securities
At April 30, 2018, marketable securities consisted of the following (in millions):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$758	$0	$(9)	$749
U.S. treasury securities	90	0	(2)	88
Mortgage backed obligations	88	0	(2)	86
Asset backed securities	186	0	(2)	184
Municipal securities	40	0	(1)	39
Foreign government obligations	59	0	(1)	58
U.S. agency obligations	4	0	0	4
Commercial paper	11	0	0	11
Covered bonds	18	0	0	18
Total marketable securities	$1,254	$0	$(17)	$1,237

At January 31, 2018, marketable securities consisted of the following (in millions):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$1,223	$1	$(7)	$1,217
U.S. treasury securities	196	0	(2)	194
Mortgage backed obligations	100	0	(1)	99
Asset backed securities	251	0	(1)	250
Municipal securities	53	0	(1)	52
Foreign government obligations	87	0	(1)	86
U.S. agency obligations	19	0	0	19
Commercial paper	11	0	0	11
Covered bonds	51	0	(1)	50
Total marketable securities	$1,991	$1	$(14)	$1,978
The contractual maturities of the investments classified as marketable securities are as follows (in millions):

	As of
	April 30, 2018	January 31, 2018
Due within 1 year	$202	$395
Due in 1 year through 5 years	1,031	1,579
Due in 5 years through 10 years	4	4
	$1,237	$1,978
As of April 30, 2018, the following marketable securities were in an unrealized loss position (in millions):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$607	$(8)	$29	$(1)	$636	$(9)
U.S. treasury securities	82	(2)	6	0	88	(2)
Mortgage backed obligations	68	(2)	16	0	84	(2)
Asset backed securities	170	(2)	9	0	179	(2)
Municipal securities	31	(1)	7	0	38	(1)
Foreign government obligations	58	(1)	0	0	58	(1)
	$1,016	$(16)	$67	$(1)	$1,083	$(17)
The unrealized losses for each of the fixed rate marketable securities were less than $1 million. The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of April 30, 2018, such as the Company's intent to hold and whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment's amortized basis. The Company expects to receive the full principal and interest on all of these marketable securities.
Investment Income
Investment income consists of interest income, realized gains and realized losses on the Company’s cash, cash equivalents and marketable securities. The components of investment income are presented below (in millions):

	Three Months Ended April 30,
	2018	2017
Interest income	$20	$6
Realized gains	1	0
Realized losses	(5)	(1)
Total investment income	$16	$5

Reclassification adjustments out of accumulated other comprehensive income into investment income were immaterial for the three months ended April 30, 2018 and 2017.
Strategic Investments
Strategic investments by form and measurement category as of April 30, 2018 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other (1)	Total
Equity securities	$363	$554	$40	$957
Debt securities	53	0	14	67
Balance as of April 30, 2018	$416	$554	$54	$1,024

(1) Other includes the Company's investments accounted for under the equity method of accounting or amortized cost.
Measurement Alternative Adjustments
Privately held equity investments accounted for under the measurement alternative as of April 30, 2018 were as follows (in millions):

Three Months Ended April 30, 2018
Carrying amount, beginning of period	$548
Adjustments related to privately held equity investments:
Net additions	11
Unrealized gains, losses and impairments on strategic investments	(5)
Carrying amount, end of period	$554
Gains on strategic investments, net
Gains and losses recognized in the three months ended April 30, 2018 and 2017 were as follows (in millions):

	Three Months Ended April 30,
	2018	2017
Net unrealized gains recognized on publicly traded equity securities	$211	$0
Net unrealized losses recognized on privately held equity securities	(9)	0
Net realized gains recognized on strategic investments	9	3
Gains on strategic investments, net	$211	$3
Net gains recognized in the three months ended April 30, 2018 for investments still held as of April 30, 2018 were $202 million.
4. Derivatives
Details on outstanding foreign currency derivative contracts are presented below (in millions):

	As of
	April 30, 2018	January 31, 2018
Notional amount of foreign currency derivative contracts	$2,449	$1,871
Fair value of foreign currency derivative contracts	$(11)	$12

The fair value of the Company’s outstanding derivative instruments not designated as hedging instruments are summarized below (in millions):

		As of
	Balance Sheet Location	April 30, 2018	January 31, 2018
Foreign currency derivative contracts	Prepaid expenses and other current assets	$6	$18
Foreign currency derivative liabilities were not material as of April 30, 2018 or January 31, 2018.
Gains/losses on derivative instruments not designated as hedging instruments recorded in Other income (expense) in the condensed consolidated statements of operations during the three months ended April 30, 2018 and 2017, respectively, are summarized below (in millions):

	Three Months Ended April 30,
	2018	2017
Foreign currency derivative contracts	$20	$15
5. Fair Value Measurement
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
The following table presents information about the Company’s assets that are measured at fair value as of April 30, 2018 and indicates the fair value hierarchy of the valuation (in millions):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of April 30, 2018
Cash equivalents (1):
Time deposits	$0	$36	$0	$36
Money market mutual funds	4,372	0	0	4,372
Marketable securities:
Corporate notes and obligations	0	749	0	749
U.S. treasury securities	0	88	0	88
Mortgage backed obligations	0	86	0	86
Asset backed securities	0	184	0	184
Municipal securities	0	39	0	39
Foreign government obligations	0	58	0	58
U.S. agency obligations	0	4	0	4
Commercial Paper	0	11	0	11
Covered bonds	0	18	0	18
Foreign currency derivative contracts (2)	0	6	0	6
Total assets	$4,372	$1,279	$0	$5,651
___________
(1)Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheet as of April 30, 2018, in addition to $1,514 million of cash.

(2)Included in “prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheet as of April 30, 2018.
The following table presents information about the Company’s assets that are measured at fair value as of January 31, 2018 and indicates the fair value hierarchy of the valuation (in millions):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balances as of January 31, 2018
Cash equivalents (1):
Time deposits	$0	$543	$0	$543
Money market mutual funds	1,389	0	0	1,389
Marketable securities:
Corporate notes and obligations	0	1,217	0	1,217
U.S. treasury securities	0	194	0	194
Mortgage backed obligations	0	99	0	99
Asset backed securities	0	250	0	250
Municipal securities	0	52	0	52
Foreign government obligations	0	86	0	86
U.S. agency obligations	0	19	0	19
Commercial Paper	0	11	0	11
Covered bonds	0	50	0	50
Foreign currency derivative contracts (2)	0	18	0	18
Total assets	$1,389	$2,539	$0	$3,928
______________
(1)Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheet as of January 31, 2018, in addition to $611 million of cash.
(2)Included in “prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheet as of January 31, 2018.
6. Property and Equipment
Property and Equipment
Property and equipment, net consisted of the following (in millions):

	As of
	April 30, 2018	January 31, 2018
Land	$184	$184
Buildings and building improvements	631	626
Computers, equipment and software	1,667	1,629
Furniture and fixtures	147	139
Leasehold improvements	862	825
	3,491	3,403
Less accumulated depreciation and amortization	(1,541)	(1,456)
	$1,950	$1,947
Depreciation and amortization expense totaled $89 million and $88 million during the three months ended April 30, 2018 and 2017, respectively.
Computers, equipment and software at April 30, 2018 and January 31, 2018 included a total of $709 million and $709 million acquired under capital lease agreements, respectively. Accumulated amortization relating to computers, equipment and software acquired under capital leases totaled $467 million and $450 million, respectively, at April 30, 2018 and January 31, 2018. Amortization of assets acquired under capital leases is included in depreciation and amortization expense.

7. Business Combination
CloudCraze
In April 2018, the Company acquired all outstanding stock of CloudCraze LLC (“CloudCraze”), for consideration consisting of cash and equity awards assumed. CloudCraze is a commerce platform that allows businesses to generate online revenue and scale for growth. CloudCraze delivers interactions across commerce, sales, marketing and service. The Company has included the financial results of CloudCraze in the consolidated financial statements from the date of acquisition, which have not been material to date. The transaction costs associated with the acquisition were not material.
The preliminary acquisition date fair value consideration transferred for CloudCraze was approximately $190 million, which consisted of cash and the fair value of stock options and restricted stock awards assumed. The Company recorded approximately $58 million for developed technology and customer relationships with estimated useful lives of one to seven years. The Company recorded approximately $134 million of goodwill which is primarily attributed to the assembled workforce and expanded market opportunities from integrating CloudCraze's technology with the Company's other offerings. The goodwill balance is deductible for U.S. income tax purposes.
8. Intangible Assets Acquired Through Business Combinations and Goodwill
Intangible assets acquired through business combinations
Intangible assets acquired through business combinations are as follows (in millions):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Remaining Useful Life
	Jan 31, 2018	Additions and retirements, net	Apr. 30, 2018	Jan 31, 2018	Expense and retirements, net	Apr. 30, 2018	Jan 31, 2018	Apr. 30, 2018
Acquired developed technology	$1,027	$17	$1,044	$(677)	$(39)	$(716)	$350	$328	2.7
Customer relationships	831	40	871	(359)	(30)	(389)	472	482	4.4
Other (1)	53	1	54	(48)	(1)	(49)	5	5	3.9
Total	$1,911	$58	$1,969	$(1,084)	$(70)	$(1,154)	$827	$815	3.8
(1)Included in other are trade names, trademarks and territory rights.
Amortization of intangible assets resulting from business combinations for the three months ended April 30, 2018 and 2017 was $69 million and $75 million, respectively.
The expected future amortization expense for intangible assets as of April 30, 2018 is as follows (in millions):

Fiscal Period:
Remaining nine months of Fiscal 2019	$207
Fiscal 2020	236
Fiscal 2021	181
Fiscal 2022	118
Fiscal 2023	41
Thereafter	32
Total amortization expense	$815
Goodwill
The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, were as follows (in millions):

Balance as of January 31, 2018	$7,314
Acquisitions	134
Adjustments of acquisition date fair values, including the effect of foreign currency translation	(4)
Balance as of April 30, 2018	$7,444

9. Debt
The carrying values of the Company's borrowings were as follows (in millions):

Instrument	Date of issuance	Maturity date	Effective interest rate for the three months ended April 30, 2018	April 30, 2018	January 31, 2018
2023 Senior Notes	April 2018	April 2023	3.25%	$991	$0
2028 Senior Notes	April 2018	April 2028	3.70%	1,487	0
2019 Term Loan	July 2016	July 2019	2.71%	498	498
Loan assumed on 50 Fremont	February 2015	June 2023	3.75%	199	199
0.25% Convertible Senior Notes	March 2013	April 2018	2.53%	0	1,023
Total carrying value of debt				3,175	1,720
Less current portion of debt				(3)	(1,025)
Total noncurrent debt				$3,172	$695
Each of the Company's debt agreements requires it to maintain compliance with certain debt covenants, all of which the Company was in compliance with as of April 30, 2018.
The expected future principal payments for all borrowings as of April 30, 2018 is as follows (in millions):

Fiscal period:
Remaining nine months of Fiscal 2019	$2
Fiscal 2020	504
Fiscal 2021	4
Fiscal 2022	4
Fiscal 2023	4
Thereafter	2,682
Total principal outstanding	$3,200
Bridge Facility
In March 2018, the Company entered into a commitment letter, pursuant to which certain lenders agreed to provide a senior unsecured 364-day bridge loan facility of up to $3.0 billion (the "Bridge Facility”) for the purpose of providing the financing to support the Company's acquisition of MuleSoft, Inc., which is discussed in Note 17 "Subsequent Events."
Under the terms of the commitment letter, the Bridge Facility was terminated upon execution of the 2023 Senior Notes, 2028 Senior Notes and 2021 Term Loan (as defined below) in April 2018. For the three months ended April 30, 2018, the Company incurred costs in connection with the Bridge Facility of $11 million that were recorded to interest expense.
2023 Senior Notes
In April 2018, the Company issued an aggregate principal amount of $1.0 billion in senior notes that will mature in April 2023 and bear interest at a fixed rate of 3.25 percent per annum ("2023 Senior Notes"). The interest is payable semi-annually in April and October of each year, commencing in October 2018. The Company incurred issuance costs of $8 million in connection with the 2023 Senior Notes that, along with the debt discount upon issuance, are being amortized to interest expense over the term of the senior notes. The 2023 Senior Notes are unsecured and rank equally in right of payment with all of our other senior unsecured indebtedness.
2028 Senior Notes
In April 2018, the Company issued an aggregate principal amount of $1.5 billion in senior notes that will mature in April 2028 and bear interest at a fixed rate of 3.70 percent per annum ("2028 Senior Notes"). The interest is payable semi-annually in April and October of each year, commencing in October 2018. The Company incurred issuance costs of $13 million in connection with the 2028 Senior Notes that, along with the debt discount upon issuance, are being amortized to interest expense over the term of the senior notes. The 2028 Senior Notes are unsecured and rank equally in right of payment with all of our other senior unsecured indebtedness.

2019 Term Loan
In July 2016, the Company entered into a credit agreement (“Term Loan Credit Agreement”) with Bank of America, N.A. and certain other institutional lenders for a $500 million term loan facility (“2019 Term Loan”) that matures in July 2019. In April 2018, the Company modified the Term Loan Credit Agreement with substantially the same terms, including the principal amount and maturity date. The Company accounted for the new 2019 Term Loan as a modification. No incremental fees were paid related to the modification of the 2019 Term Loan.
Interest on the 2019 Term Loan is due and payable in arrears quarterly for loans bearing interest at a rate based on the base rate and at the end of an interest period in the case of loans bearing interest at the adjusted LIBOR rate.
The weighted average interest rate on the 2019 Term Loan was 2.71% for the three months ended April 30, 2018. Accrued interest on the 2019 Term Loan was immaterial as of April 30, 2018. As of April 30, 2018, the noncurrent outstanding principal portion was $500 million.
Loan Assumed on 50 Fremont
The Company assumed a $200 million loan with the acquisition of 50 Fremont in San Francisco, California (“Loan”). The Loan bears an interest rate of 3.75% per annum and is due in June 2023. Beginning in fiscal 2019, principal and interest payments are required, with the remaining principal due at maturity. For the three months ended April 30, 2018 and 2017, total interest expense recognized was $2 million and $2 million, respectively. The Loan can be prepaid at any time subject to a yield maintenance fee. The agreement governing the Loan contains certain customary affirmative and negative covenants that the Company was in compliance with as of April 30, 2018.
Convertible Senior Notes
In March 2013, the Company issued at par value $1.15 billion of 0.25% convertible senior notes (the “0.25% Senior Notes”, or “Notes”) due in April 2018. During the three months ended April 30, 2018, the outstanding balance of the 0.25% Senior Notes matured and the Company repaid $1.0 billion in cash of principal balance of the 0.25% Senior Notes. The Company also distributed approximately 7 million shares of the Company's common stock to noteholders during the three months ended April 30, 2018, which represents the conversion value in excess of the principal amount.
To minimize the impact of potential economic dilution upon conversion of the Notes, also in March 2013, the Company entered into convertible note hedge transactions with respect to its common stock. The Company received approximately 7 million shares of the Company's common stock from the exercise of the notes hedges related to the 0.25% Senior Notes during this same period.
Warrants
In March 2013, the Company entered into a warrants transaction (“0.25% Warrants”), whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, shares of the Company’s common stock. If the 0.25% Warrants are not exercised or early terminated by the Company by their exercise dates, which will occur in July through September 2018, they will expire. For periods in which the market value per share of the Company's common stock exceeds the applicable exercise price of $90.40 and the Company is profitable, the 0.25% Warrants have a dilutive effect on the Company's earnings per share. The 0.25% Warrants are separate transactions entered into by the Company and are not part of the terms of the 0.25% Senior Notes or the related note hedges.
2021 Term Loan
In April 2018, the Company entered into a new three-year unsecured term loan with Bank of America, N.A. and certain other institutional lenders for $500 million (“2021 Term Loan”) that matures in May 2021. No amounts were outstanding as of April 30, 2018. All net proceeds of the 2021 Term Loan were for the purpose of partially funding the acquisition of MuleSoft, Inc. and were received in May 2018.
Revolving Credit Facility
In April 2018, the Company entered into a Second Amended and Restated Credit Agreement ("Revolving Loan Credit Agreement") with Wells Fargo Bank, National Association, and certain other institutional lenders that provides for $1.0 billion unsecured revolving credit facility (“Credit Facility”) that matures in July 2023. The Revolving Loan Credit Agreement amended and restated the Company’s existing revolving credit facility dated July 2016. The Company may use the proceeds of future borrowings under the Credit Facility for refinancing other indebtedness, working capital, capital expenditures and other general corporate purposes, including permitted acquisitions.
In fiscal 2018, the Company paid down the remaining $200 million of outstanding borrowings under the original Credit Facility. There were no outstanding borrowings under the Credit Facility as of April 30, 2018. The Company continues to pay a commitment fee on the available amount of the Credit Facility.

Interest Expense on Debt
The following table sets forth total interest expense recognized related to debt (in millions):

	Three Months Ended April 30,
	2018	2017
Contractual interest expense	$11	$5
Amortization of debt issuance costs	12	1
Amortization of debt discount	4	7
	$27	$13
10. Other Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in millions):

	As of
	April 30, 2018	January 31, 2018
Prepaid income taxes	$18	$33
Other taxes receivable	34	33
Prepaid expenses and other current assets	510	405
	$562	$471
Capitalized Software, net
Capitalized software, net at April 30, 2018 and January 31, 2018 was $149 million and $146 million, respectively. Accumulated amortization relating to capitalized software, net totaled $344 million and $326 million, respectively, at April 30, 2018 and January 31, 2018.
Capitalized internal-use software amortization expense totaled $19 million and $18 million for the three months ended April 30, 2018 and 2017, respectively.
Other Assets, net
Other assets, net consisted of the following (in millions):

	As of
	April 30, 2018	January 31, 2018
Deferred income taxes, noncurrent, net	$39	$36
Long-term deposits	23	24
Domain names and patents, net	21	23
Customer contract assets resulting from business combinations (1)	138	159
Other	171	142
	$392	$384
(1) Customer contract assets resulting from business combinations reflects the fair value of future billings of amounts that are contractually committed by acquired companies' existing customers as of the acquisition date.

Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities consisted of the following (in millions):

	As of
	April 30, 2018	January 31, 2018
Accounts payable	$134	$76
Accrued compensation	596	1,001
Accrued income and other taxes payable	213	306
Capital lease obligation, current	100	103
Other current liabilities	648	561
	$1,691	$2,047
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following (in millions):

	As of
	April 30, 2018	January 31, 2018
Deferred income taxes and income taxes payable	$123	$121
Financing obligation - leased facility	197	198
Long-term lease liabilities and other	516	527
	$836	$846
11. Stockholders’ Equity
The Company maintains the following stock plans: the ESPP, the 2013 Equity Incentive Plan and the 2014 Inducement Equity Incentive Plan (“2014 Inducement Plan”).
As of April 30, 2018 and January 31, 2018, $150 million and $63 million, respectively, was withheld on behalf of employees for future purchases under the ESPP and is recorded in accounts payable, accrued expenses and other liabilities.
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
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three Months Ended April 30,
Stock Options	2018	2017
Volatility	27.8 - 28%	31.4%
Estimated life	3.5 years	3.5 years
Risk-free interest rate	2.5 - 2.7%	1.4 - 1.5%
Weighted-average fair value per share of grants	$28.39	$20.63
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
ESPP assumptions and the related fair value per share table are disclosed in the three month period in which there is ESPP activity, such as an ESPP purchase. The Company's ESPP allows for two purchases during the year, one during the second quarter and one during the fourth quarter. The estimated life of the ESPP will be based on the two purchase periods within each offering period.

The estimated forfeiture rate applied is based on historical forfeiture rates. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option pricing model.
During fiscal 2016, the Company granted a performance-based restricted stock unit award to the Chairman of the Board and Chief Executive Officer and during fiscal 2017, the Company granted performance-based restricted stock unit awards to certain executive officers, including the Chairman of the Board and Chief Executive Officer. In the first quarter of fiscal 2019, the Company granted additional performance-based restricted stock unit awards to certain employees, including the Chairman of the Board and Chief Executive Officer and other senior executives. The performance-based restricted stock unit awards are subject to vesting based on a performance-based condition and a service-based condition. At the end of the three-year service period, based on the Company's share price performance, these performance-based restricted stock units will vest in a percentage of the target number of shares between 0 and 200%, depending on the extent the performance condition is achieved.
Stock activity excluding the ESPP is as follows:

		Options Outstanding
	Shares Available for Grant (in thousands)	Outstanding Stock Options (in thousands)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2018	50,313	21,735	$65.96
Increase in shares authorized:
Assumed equity plans	18	0	24.23
Options granted under all plans	(6,230)	6,230	118.02
Restricted stock activity	(16,558)	0	0.00
Performance-based restricted stock units	(1,878)	0	0.00
Stock grants to board and advisory board members	(43)	0	0.00
Exercised	0	(1,928)	58.82
Plan shares expired	(5)	0	0.00
Canceled	337	(337)	84.18
Balance as of April 30, 2018	25,954	25,700	$78.81	$1,084
Vested or expected to vest		23,548	$76.90	$1,038
Exercisable as of April 30, 2018		10,842	$61.29	$647
The total intrinsic value of the options exercised during the three months ended April 30, 2018 and 2017 was $121 million and $125 million, respectively. The intrinsic value is the difference between the current market value of the stock and the exercise price of the stock option.
The weighted-average remaining contractual life of vested and expected to vest options is approximately 5 years.
As of April 30, 2018, options to purchase 10.8 million shares were vested at a weighted average exercise price of $61.29 per share and had a remaining weighted-average contractual life of approximately 4 years. The total intrinsic value of these vested options as of April 30, 2018 was $647 million.
During the three months ended April 30, 2018, the Company recognized stock-based expense related to its equity plans for employees and non-employee directors of $252 million. As of April 30, 2018, the aggregate stock compensation remaining to be amortized to costs and expenses was approximately $2.7 billion. The Company will amortize this stock compensation balance as follows: $847 million during the remaining nine months of fiscal 2019; $870 million during fiscal 2020; $612 million during fiscal 2021; $343 million during fiscal 2022; $54 million during fiscal 2023 and $8 million thereafter. The expected amortization reflects only outstanding stock awards as of April 30, 2018 and assumes no forfeiture activity.
The aggregate stock compensation remaining to be amortized to costs and expenses will be recognized over a weighted average period of 2 years.

The following table summarizes information about stock options outstanding as of April 30, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares (in thousands)	Weighted- Average Exercise Price
$0.86 to $52.30	3,715	3.8	$37.88	3,215	$42.64
$53.60 to $58.86	401	3.3	55.97	332	56.08
$59.34	3,953	3.6	59.34	3,172	59.34
$59.37 to $75.01	1,224	4.9	70.07	525	70.17
$75.57	4,741	5.5	75.57	1,335	75.57
$76.48 to $80.62	558	5.1	78.59	232	78.68
$80.99 to $122.82	11,108	6.0	102.62	2,031	81.05
	25,700	5.1	$78.81	10,842	$61.29
Restricted stock activity is as follows:

	Restricted Stock Outstanding
	Outstanding (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2018	19,018	$77.85
Granted - restricted stock units and awards	8,210	117.93
Granted - performance-based stock units	437	118.16
Canceled	(480)	77.72
Vested and converted to shares	(2,136)	73.86
Balance as of April 30, 2018	25,049	$91.95	$3,031
Expected to vest	21,233		$2,569
The restricted stock, which upon vesting entitles the holder to one share of common stock for each share of restricted stock, has an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and generally vests over four years. The total fair value of shares vested during the three months ended April 30, 2018 and 2017 was $246 million and $166 million, respectively.
Common Stock
The following number of shares of common stock were reserved and available for future issuance at April 30, 2018 (in thousands):

Options outstanding	25,700
Restricted stock awards and units and performance-based stock units outstanding	25,049
Stock available for future grant:
2013 Equity Incentive Plan	25,336
2014 Inducement Plan	511
Amended and Restated 2004 Employee Stock Purchase Plan	7,518
Acquired equity plans	107
Warrants	17,309
101,530
12. Income Taxes
Effective Tax Rate
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year to date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. For the three months ended April 30, 2018, the Company reported a tax provision of $41 million on a pretax income of $385 million, which resulted in an effective tax rate of 11 percent. The Company recorded year-to-date tax provision primarily from profitable jurisdictions outside of the United States.
In December 2017, the Tax Act was enacted into law, significantly changing income tax law that affects U.S.
corporations. Key changes included a corporate tax rate reduction from 35 percent to 21 percent effective January 1, 2018, expensing of certain qualified property, significant changes to the U.S international tax system such as such as a one-time transition tax on accumulated foreign earnings, and how foreign earnings are subject to U.S. tax. Due to the timing of the Tax Act and additional guidance and interpretations that may be issued in the future, the Company has not completed its analysis of the effects of the Tax Act and recorded provisional estimates in the period ended January 31, 2018. The provisional estimates will be adjusted during the measurement period defined under SAB 118, based upon the Company's ongoing analysis of its data and tax positions along with new guidance from regulators and interpretations of the law. During the three months ended April 30, 2018, the Company did not adjust its provisional estimates.
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
For the three months ended April 30, 2017, the Company reported a tax benefit of $11 million on a pretax loss of $10 million, which resulted in an effective tax rate of 110 percent. In computing the estimated annual effective tax rate, the Company expected pretax income for the full year and projected tax expense primarily related to profitable jurisdictions outside the United States. In addition, the tax benefit included a discrete benefit relating to the realization of certain U.S. state deferred taxes.
Tax Benefits Related to Stock-Based Compensation
The income tax benefit related to stock-based compensation was $48 million and $68 million for the three months ended April 30, 2018 and 2017, respectively, the majority of which was not recognized as a result of the valuation allowance.
Unrecognized Tax Benefits and Other Considerations
The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. Certain prior year tax returns are currently being examined or reviewed by various taxing authorities in countries including the United States, Australia, France, United Kingdom and Germany. In March 2017, the Company received the final notice of proposed adjustments primarily related to transfer pricing issues from the Internal Revenue Service and is currently appealing the proposed adjustments. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the tax audits cannot be predicted with certainty, if any issues addressed in the Company's tax audits are resolved in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future. Generally, any adjustments resulting from the U.S. audits should not have a significant impact to the Company's tax provision due to its valuation allowance. In addition, the Company anticipates it is reasonably possible that a decrease of unrecognized tax benefits up to approximately $19 million may occur in the next 12 months, as the applicable statutes of limitations lapse, ongoing examinations are completed, or tax positions meet the conditions of being effectively settled.
13. Earnings Per Share
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

A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is as follows (in millions):

	Three Months Ended April 30,
	2018	2017
Numerator:
Net income	$344	$1
Denominator:
Weighted-average shares outstanding for basic earnings per share	729	706
Effect of dilutive securities:
Convertible senior notes	4	4
Employee stock awards	17	12
Warrants	4	0
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	754	722
The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive (in millions):

	Three Months Ended April 30,
	2018	2017
Employee stock awards	3	14
Convertible senior notes	0	0
Warrants	0	17
14. Commitments
Letters of Credit
As of April 30, 2018, the Company had a total of $100 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through December 2030.
Leases
The Company leases facilities space and certain fixed assets under non-cancelable operating and capital leases with various expiration dates.

As of April 30, 2018, the future minimum lease payments under non-cancelable operating and capital leases are as follows (in millions):

	Capital Leases	Operating Leases	Financing Obligation -Leased Facility (1)
Fiscal Period:
Remaining nine months of Fiscal 2019	$113	$509	$16
Fiscal 2020	201	626	22
Fiscal 2021	0	487	23
Fiscal 2022	0	340	23
Fiscal 2023	0	310	24
Thereafter	0	1,264	187
Total minimum lease payments	314	$3,536	$295
Less: amount representing interest	(22)
Present value of capital lease obligations	$292
(1) Total Financing Obligation - Leased Facility noted above represents the total obligation on the lease agreement including amounts allocated to interest and the implied lease for the land. As of April 30, 2018, $217 million of the total $295 million above was recorded to Financing obligation leased facility, of which the current portion is included in "Accounts payable, accrued expenses and other liabilities" and the noncurrent portion is included in “Other noncurrent liabilities” on the condensed consolidated balance sheet.
The Company’s agreements for the facilities and certain services provide the Company with the option to renew. The Company’s future contractual obligations would change if the Company exercised these options.
The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Of the total operating lease commitment balance of $3.5 billion, approximately $2.9 billion is related to facilities space. The remaining commitment amount is related to computer equipment and furniture and fixtures.
The Company has entered into various contractual commitments with infrastructure service providers for a total commitment of $2.0 billion. As of April 30, 2018 the total remaining commitment is approximately $1.9 billion and $94 million is remaining to be paid this fiscal year.
15. Legal Proceedings and Claims
In the ordinary course of business, the Company is or may be involved in various legal or regulatory proceedings, claims or purported class actions related to alleged infringement of third-party patents and other intellectual property rights, commercial, corporate and securities, labor and employment, wage and hour, and other claims. The Company has been, and may in the future be put on notice and/or sued by third-parties for alleged infringement of their proprietary rights, including patent infringement.
In general, the resolution of a legal matter could prevent the Company from offering its service to others, could be material to the Company’s financial condition or cash flows, or both, or could otherwise adversely affect the Company’s operating results.
The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. The outcomes of legal proceedings and other contingencies are, however, inherently unpredictable and subject to significant uncertainties. As a result, the Company is not able to reasonably estimate the amount or range of possible losses in excess of any amounts accrued, including losses that could arise as a result of application of non-monetary remedies, with respect to the contingencies it faces, and the Company’s estimates may not prove to be accurate. In management’s opinion, resolution of all current matters is not expected to have a material adverse impact on the Company’s condensed consolidated results of operations, cash flows or financial position. However, depending on the nature and timing of any such dispute or other contingency, an unfavorable resolution of a matter could materially affect the Company’s current or future results of operations or cash flows, or both, in a particular quarter.
In September 2013, one of the Company’s subsidiaries, ExactTarget, Inc. (“ExactTarget”), was added as a defendant in a purported class-action lawsuit that alleged that ExactTarget and one of its customers, Simply Fashion Stores, Ltd. (“Simply Fashion”), violated the Telephone Consumer Protection Act (“TCPA”) as a result of Simply Fashion’s text messaging campaigns and alleged failure to opt-out certain Simply Fashion customers from receiving messages. The complaint was subsequently amended to remove Simply Fashion as a defendant and the lawsuit is currently before the United States District Court for the Southern District of Indiana. The complaint seeks statutory damages and injunctive relief. While disputing the allegations of wrongdoing, the Company reached a settlement of the lawsuit for approximately $6 million in fiscal 2018. The parties submitted the settlement agreement to the Court for approval and the Court entered the preliminary approval order.  The Court set the final approval hearing for July 20, 2018.
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
Since the Foundation’s and Salesforce.org’s inception, the Company has provided at no charge certain resources to those entities' employees such as office space, furniture, equipment, facilities, services, and other resources. The value of these items was approximately $4 million and $2 million for the three months ended April 30, 2018 and 2017, respectively.
Additionally, the Company allows Salesforce.org to donate subscriptions of the Company’s services to other qualified non-profit organizations. The Company also allows Salesforce.org to resell the Company’s service to non-profit organizations and certain education entities. The Company does not charge Salesforce.org for these subscriptions, therefore income from subscriptions sold to non-profit organizations is donated back to the community through charitable grants made by the Foundation and Salesforce.org. The value of the subscriptions sold by Salesforce.org pursuant to the reseller agreement, as amended, was approximately $56 million and $40 million for the three months ended April 30, 2018 and 2017, respectively.
17. Subsequent Events
In May 2018, the Company acquired all outstanding stock of MuleSoft, Inc. ("MuleSoft”), which provides a platform for building application networks that connect enterprise apps, data and devices, across any cloud and on-premise.  The preliminary acquisition date fair value of the consideration transferred for MuleSoft is estimated to be approximately $6.5 billion comprised of $4.9 billion in cash, including proceeds from the three year term loan of $500 million (see Note 9), $1.2 billion in common stock issued, and $0.4 billion related to the fair value of stock options and restricted stock awards assumed.
Approximately $5 million of transaction costs, such as legal, accounting and banker fees associated with the acquisition, were recorded in general and administrative expense for the three months ended April 30, 2018. Total impact to the Company's statement of operations for the three months ended April 30, 2018 was approximately $25 million which includes, in addition to transaction costs, financing costs associated with the acquisition such as debt issuance costs associated with the Bridge Facility of $11 million and additional interest expense incurred related to the issuance of the 2023 Senior Notes and 2028 Senior Notes of $5 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “assumes,” “may,” “should,” “could,” “would,” “foresees,” “forecasts,” “predicts,” “targets,” variations of such words and similar expressions are intended to identify such forward-looking statements, which may consist of, among other things, trend analyses and statements regarding future events, future financial performance, anticipated growth and industry prospects. These forward-looking statements are based on current expectations, estimates and forecasts, as well as the beliefs and assumptions of our management, and are subject to risks and uncertainties that are difficult to predict, including: the effect of general economic and market conditions; the impact of foreign currency exchange rate and interest rate fluctuations on our results; our business strategy and our plan to build our business, including our strategy to be the leading provider of enterprise cloud computing applications and platforms; the pace of change and innovation in enterprise cloud computing services; the competitive nature of the market in which we participate; our international expansion strategy; our service performance and security, including the resources and costs required to prevent, detect and remediate potential security breaches; the expenses associated with new data centers and third-party infrastructure providers; additional data center capacity; real estate and office facilities space; our operating results and cash flows; new services and product features; our strategy of acquiring or making investments in complementary businesses, joint ventures, services, technologies and intellectual property rights; the performance and fair value of our investments in complementary businesses through our strategic investment portfolio; our ability to realize the benefits from strategic partnerships and investments; our ability to successfully integrate acquired businesses and technologies; our ability to continue to grow and maintain unearned revenue and remaining transaction price; our ability to protect our intellectual property rights; our ability to develop our brands; our reliance on third-party hardware, software and platform providers; our dependency on the development and maintenance of the infrastructure of the Internet; the effect of evolving domestic and foreign government regulations, including those related to the provision of services on the Internet, those related to accessing the Internet, and those addressing data privacy, cross-border data transfers and import and export controls; the valuation of our deferred tax assets; the potential availability of additional tax assets in the future; the impact of new accounting pronouncements and tax laws, including the U.S. Tax Cuts and Jobs Act, and interpretations thereof; uncertainties affecting our ability to estimate our tax rate; the impact of expensing stock options and other equity awards; the sufficiency of our capital resources; factors related to our 2023 and 2028 senior notes, revolving credit facility, 2019 term loan and loan associated with 50 Fremont; compliance with our debt covenants and capital lease obligations; current and potential litigation involving us; and the impact of climate change. These and other risks and uncertainties may cause our actual results to differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below under “Risk Factors” and elsewhere in this report for additional detail regarding factors that may cause actual results to be different than those expressed in our forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.
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
Our Customer Success Platform - including sales force automation, customer service and support, marketing automation, digital commerce, community management, industry-specific solutions, analytics, integration solutions, application development, IoT integration, collaborative productivity tools, our AppExchange, which is our enterprise cloud marketplace, and our professional cloud services - provides the tools customers need to succeed in a digital world. Key elements of our strategy include:

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
To address these factors, we will need to, among other things, continue to add substantial numbers of paying subscriptions, upgrade our customers to fully featured versions or arrangements such as an Enterprise License Agreement, provide high quality technical support to our customers, encourage the development of third-party applications on our platforms, realize the benefits from our strategic partnerships and continue to focus on retaining customers at the time of renewal. Our plans to invest for future growth include the continuation of the expansion of our data center capacity, whether internally or through the use of third parties, the hiring of additional personnel, particularly in direct sales, other customer-related areas and research and development, the expansion of domestic and international selling and marketing activities, specifically in our top markets, the continued development of our brands, the addition of distribution channels, the upgrade of our service offerings, the continued development of services including Community Cloud, Industry Clouds, Success Cloud and Integration Cloud, the integration of new and acquired technologies such as Commerce Cloud, artificial intelligence technologies and Salesforce Quip, the expansion of our Marketing Cloud and Salesforce Platform core service offerings, and the additions to our global infrastructure to support our growth.
We also regularly evaluate acquisitions or investment opportunities in complementary businesses, joint ventures, services and technologies and intellectual property rights in an effort to expand our service offerings. We expect to continue to make such investments and acquisitions in the future and we plan to reinvest a significant portion of our incremental revenue in future periods to grow our business and continue our leadership role in the cloud computing industry. As part of our growth strategy, we are delivering innovative solutions in new categories, including analytics, e-commerce, artificial intelligence, IoT and collaborative productivity tools. We drive innovation organically and to a lesser extent through acquisitions, such as our May 2018 acquisition of MuleSoft, Inc. We have a disciplined and thoughtful acquisition process where we routinely survey the industry landscape across a wide range of companies. As a result of our aggressive growth plans and integration of our previously acquired businesses, we have incurred significant expenses from equity awards and amortization of purchased intangibles, which have reduced our operating income. We remain focused on improving operating margins in fiscal 2019 and beyond.
Our typical subscription contract term is 12 to 36 months, although terms range from one to 60 months, so during any fiscal reporting period only a subset of active subscription contracts is eligible for renewal. We calculate our attrition rate as of the end of each month. Our attrition rate, including the Marketing Cloud service offering but excluding our Commerce Cloud serving offering, was less than ten percent as of April 30, 2018. While it is difficult to predict, we expect our attrition rate to remain consistent as we continue to expand our enterprise business and invest in customer success and related programs.
We expect marketing and sales costs, which were 44 percent and 46 percent for the three months ended April 30, 2018 and 2017, respectively, to continue to represent a substantial portion of total revenues in the future as we seek to grow our customer base, sell more products to existing customers, and continue to build greater brand awareness.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2019, for example, refer to the fiscal year ending January 31, 2019.

Adoption of New Accounting Standards
We have adjusted our condensed consolidated financial statements from amounts previously reported due to the adoption of Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The information presented reflects the adjusted amounts as compared to those previously reported. In addition, we have prospectively adopted Accounting Standards Update No. 2016-01, "Financial Instrument-Overall (Subtopic 825-10)" ("ASU 2016-01") and Accounting Standards Update No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory" ("ASU 2016-16")
Operating Segments
We operate as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, who in our case is the chief executive officer, in deciding how to allocate resources and assess performance. Over the past few years, we have completed a number of acquisitions. These acquisitions have allowed us to expand our offerings, presence and reach in various market segments of the enterprise cloud computing market. While we have offerings in multiple enterprise cloud computing market segments, including as a result of our acquisitions, our business operates in one operating segment because the majority of our offerings operate on a single platform and are deployed in an identical way, and our chief operating decision maker evaluates our financial information and resources and assesses the performance of these resources on a consolidated basis. We expect to continue to operate as one segment after the MuleSoft acquisition. Since we operate as one operating segment, all required financial segment information can be found in the condensed consolidated financial statements.
Sources of Revenues
We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our enterprise cloud computing services and from customers paying for additional support beyond the standard support that is included in the basic subscription fees; and (2) related professional services such as process mapping, project management, implementation services and other revenue. “Other revenue” consists primarily of training fees. Subscription and support revenues accounted for approximately 93 percent of our total revenues for the three months ended April 30, 2018. Subscription revenues are driven primarily by the number of paying subscribers, varying service types, the price of our service and renewals. We define a “customer” as a separate and distinct buying entity (e.g., a company, a distinct business unit of a large corporation, a partnership, etc.) that has entered into a contract to access our enterprise cloud computing services. We define a “subscription” as a unique user account purchased by a customer for use by its employees or other customer-authorized users, and we refer to each such user as a “subscriber.” The number of paying subscriptions at each of our customers ranges from one to hundreds of thousands. None of our customers accounted for more than five percent of our revenues during the three months ended April 30, 2018 and 2017.
Subscription and support revenues are recognized ratably over the contract terms beginning on the commencement dates of each contract. The typical subscription and support term is 12 to 36 months, although terms range from one to 60 months. Our subscription and support contracts are non-cancelable, though customers typically have the right to terminate their contracts for cause if we materially fail to perform. We generally invoice our customers in advance, in annual installments, and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in unearned revenue, or in revenue depending on whether transfer of control to customers has occurred. In general, we collect our billings in advance of the subscription service period.
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
Revenue by Cloud Service Offering
The information below is provided on a supplemental basis to give additional insight into the revenue performance of our individual core service offerings. All of the cloud offerings that we offer to customers are grouped into four major cloud service offerings. Subscription and support revenues consisted of the following (in millions):

	Three Months Ended April 30,
	2018	2017	Variance- Percent
Sales Cloud	$965	$830	16%
Service Cloud	848	656	29%
Salesforce Platform and Other	575	424	36%
Marketing and Commerce Cloud	422	299	41%
Total	$2,810	$2,209
Subscription and support revenues from the Community Cloud, Quip and our Industry Offerings were not significant in the three months ended April 30, 2018. Quip revenue is included with Salesforce Platform and Other in the table above. Our Industry Offerings and Community Cloud revenue are included in either Sales Cloud, Service Cloud or Salesforce Platform and Other depending on the primary service offering purchased.
In situations where a customer purchases multiple cloud offerings, such as through an Enterprise License Agreement, we allocate the contract value to each core service offering based on the customer’s estimated product demand plan, the service that was provided at the inception of the contract and standalone selling price ("SSP") of those products. We do not update these allocations based on actual product usage during the term of the contract. We have allocated approximately 17 percent and 14 percent of our total subscription and support revenues for the three months ended April 30, 2018 and 2017, respectively, based on customers’ estimated product demand plans and these allocated amounts are included in the table above.
Additionally, some of our service offerings have similar features and functions. For example, customers may use the Sales Cloud, the Service Cloud or the Salesforce Platform to record account and contact information, which are similar features across these core service offerings. Depending on a customer’s actual and projected business requirements, more than one core service offering may satisfy the customer’s current and future needs. We record revenue based on the individual products ordered by a customer, not according to the customer’s business requirements and usage. In addition, as we introduce new features and functions within each offering and refine our allocation methodology for changes in our business, we do not expect it to be practical to adjust historical revenue results by service offering for comparability. Accordingly, comparisons of revenue performance by core service offering over time may not be meaningful.
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
Seasonal Nature of Unearned Revenue, Accounts Receivable and Operating Cash Flow
Unearned revenue primarily consists of billings to customers for our subscription service. Over 90 percent of the value of our billings to customers is for our subscription and support service. We generally invoice our customers in annual cycles. We typically issue renewal invoices in advance of the renewal service period, and depending on timing, the initial invoice for the subscription and services contract and the subsequent renewal invoice may occur in different quarters. This may result in an increase in unearned revenue and accounts receivable. There is a disproportionate weighting toward annual billings in the fourth quarter, primarily as a result of large enterprise account buying patterns. Our fourth quarter has historically been our strongest quarter for new business and renewals. The year on year compounding effect of this seasonality in both billing patterns and overall new and renewal business causes the value of invoices that we generate in the fourth quarter for both new business and renewals to increase as a proportion of our total annual billings. Accordingly, because of this billing activity, our first quarter is our largest collections and operating cash flow quarter.
The sequential quarterly changes in accounts receivable and the related unearned revenue and operating cash flow during the first quarter of our fiscal year are not necessarily indicative of the billing activity that occurs for the following quarters as displayed below (in millions):

April 30, 2018
Fiscal 2019
Accounts receivable, net	$1,763
Unearned revenue	6,201
Operating cash flow (1)	1,466

	January 31, 2018	October 31, 2017	July 31, 2017	April 30, 2017
Fiscal 2018
Accounts receivable, net	$3,921	$1,522	$1,572	$1,442
Unearned revenue	6,995	4,312	4,749	4,969
Operating cash flow (1)	1,051	126	331	1,230

(1)	Operating cash flow represents net cash provided by operating activities for the three months ended in the periods stated above.
The unearned revenue balance on our condensed consolidated balance sheets does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price allocated to the remaining performance obligation is influenced by several factors, including seasonality, the timing of renewals, average contract terms and foreign currency exchange rates. Unbilled portions of the remaining transaction price denominated in foreign currencies are revalued each period based on the period end exchange rates. For multi-year subscription agreements billed annually, the associated unbilled balance and corresponding remaining transaction price is typically high at the beginning of the contract period, zero just prior to renewal, and increases if the agreement is renewed. Low remaining transaction prices attributable to a particular subscription agreement are often associated with an impending renewal and may not be an indicator of the likelihood of renewal or future revenue from such customer.
Remaining transaction price consisted of the following (in billions):

	Current	Noncurrent	Total
As of April 30, 2018	$9.6	$10.8	$20.4
As of April 30, 2017	$7.6	$7.4	$15.0
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
We intend to continue to invest additional resources in our enterprise cloud computing services. For example, we have invested in additional database software and hardware and we plan to increase the capacity that we are able to offer globally through data centers and third-party infrastructure providers. In addition, we intend to continue to invest additional resources in enhancing our security measures. As we acquire new businesses and technologies, the amortization expense associated with the purchase of acquired developed technology will be included in cost of revenues. Additionally, as we enter into new contracts with third parties for the use of their technology, services or data, or as our sales volume grows, the fees paid to use such technology or services may increase. Finally, we expect the cost of professional services to be approximately in line with revenues from professional services as we believe this investment in professional services facilitates the adoption of our service offerings. The timing of these additional expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in the affected periods.
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
During the three months ended April 30, 2018, we recognized stock-based expense related to our equity plans for employees and non-employee directors of $252 million. As of April 30, 2018, the aggregate stock compensation remaining to be amortized to costs and expenses was approximately $2.7 billion. We expect this stock compensation balance to be amortized as follows: $847 million during the remaining nine months of fiscal 2019; $870 million during fiscal 2020; $612 million during fiscal 2021; $343 million during fiscal 2022; $54 million during fiscal 2023 and $8 million thereafter. The expected amortization reflects only outstanding stock awards as of April 30, 2018 and assumes no forfeiture activity. We expect to continue to issue stock-based awards to our employees in future periods.
Amortization of Purchased Intangible Assets Acquired Through Business Combinations
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
We believe that of our significant accounting policies, which are described in Note 1 “Summary of Business and Significant Accounting Policies” to our condensed consolidated financial statements, the following accounting policies and specific estimates involve a greater degree of judgment and complexity. Accordingly, these are the policies and estimates we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations:

•	the SSP of performance obligations for contracts with multiple performance obligations;

•	the estimate of variable consideration as part of the adoption of ASU 2014-09;

•	the fair value of assets acquired and liabilities assumed for business combinations;

•	the recognition, measurement and valuation of current and deferred income taxes;

•	the average period of benefit associated with costs capitalized to obtain revenue contracts;

•	the fair value of certain stock awards issued;

•	the useful lives of intangible assets; and

•	the valuation of strategic investments.

Results of Operations
The following tables set forth selected data for each of the periods indicated (in millions):

	Three Months Ended April 30,
	2018	As a % of Total Revenues	2017	As a % of Total Revenues
Revenues:
Subscription and support	$2,810	93%	$2,209	92%
Professional services and other	196	7	188	8
Total revenues	3,006	100	2,397	100
Cost of revenues (1)(2):
Subscription and support	573	19	463	19
Professional services and other	194	7	188	8
Total cost of revenues	767	26	651	27
Gross profit	2,239	74	1,746	73
Operating expenses (1)(2):
Research and development	424	14	376	16
Marketing and sales	1,329	44	1,106	46
General and administrative	295	10	260	11
Total operating expenses	2,048	68	1,742	73
Income from operations	191	6	4	0
Investment income	16	1	5	0
Interest expense	(34)	(1)	(22)	0
Gains on strategic investments, net	211	7	3	0
Other income	1	0	0	0
Income (loss) before (provision for) benefit from income taxes	385	13	(10)	0
(Provision for) benefit from income taxes	(41)	(2)	11	0
Net income	$344	11%	$1	0%
(1) Amounts related to amortization of intangible assets acquired through business combinations, as follows (in millions):

	Three Months Ended April 30,
	2018	As a % of Total Revenues	2017	As a % of Total Revenues
Cost of revenues	$39	1%	$44	2%
Marketing and sales	30	1	31	1
(2) Amounts related to stock-based expenses, as follows (in millions):

	Three Months Ended April 30,
	2018	As a % of Total Revenues	2017	As a % of Total Revenues
Cost of revenues	$34	1%	$32	1%
Research and development	66	2	64	3
Marketing and sales	120	4	119	5
General and administrative	32	1	37	2

Three Months Ended April 30, 2018 and 2017
Revenues.

	Three Months Ended April 30,		Variance
(in millions)	2018	2017	Dollars	Percent
Subscription and support	$2,810	$2,209	$601	27%
Professional services and other	196	188	8	4%
Total revenues	$3,006	$2,397	$609	25%
Total revenues were $3.0 billion for the three months ended April 30, 2018, compared to $2.4 billion during the same period a year ago, an increase of $609 million, or 25 percent. Subscription and support revenues were $2.8 billion, or 93 percent of total revenues, for the three months ended April 30, 2018, compared to $2.2 billion, or 92 percent of total revenues, during the same period a year ago, an increase of $601 million, or 27 percent. The increase in subscription and support revenues was primarily caused by volume-driven increases from new business, which includes new customers, upgrades and additional subscriptions from existing customers. We continue to invest in a variety of customer programs and initiatives which, along with increasing enterprise adoption, have helped keep our attrition rate consistent as compared to the prior year. Consistent attrition rates play a role in our ability to maintain growth in our subscription and support revenues. Changes in the net price per user per month have not been a significant driver of revenue growth for the periods presented. Professional services and other revenues were $196 million, or seven percent of total revenues, for the three months ended April 30, 2018, compared to $188 million, or eight percent of total revenues, for the same period a year ago, an increase of $8 million, or four percent. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers.
Revenues by geography were as follows:

	Three Months Ended April 30,
(in millions)	2018	As a % of Total Revenues	2017	As a % of Total Revenues
Americas	$2,101	70%	$1,765	74%
Europe	606	20	409	17
Asia Pacific	299	10	223	9
	$3,006	100%	$2,397	100%
Revenues by geography are determined based on the region of the Salesforce contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 96 percent and 96 percent during the three months ended April 30, 2018 and 2017, respectively.
Revenues in Europe and Asia Pacific accounted for $905 million, or 30 percent of total revenues, for the three months ended April 30, 2018, compared to $632 million, or 26 percent of total revenues, during the same period a year ago, an increase of $273 million, or 43 percent. The increase in revenues outside of the Americas was the result of the increasing acceptance of our services, our focus on marketing our services internationally and additional resources. Revenues outside of the Americas increased on a total dollar basis by $78 million in the three months ended April 30, 2018, compared to the same period a year ago primarily as a result of the strengthening British Pound Sterling.
Cost of Revenues.

	Three Months Ended April 30,		Variance
(in millions)	2018	2017	Dollars
Subscription and support	$573	$463	$110
Professional services and other	194	188	6
Total cost of revenues	$767	$651	$116
Percent of total revenues	26%	27%
Cost of revenues was $767 million, or 26 percent of total revenues, for the three months ended April 30, 2018, compared to $651 million, or 27 percent of total revenues, during the same period a year ago, an increase of $116 million. For the three months ended April 30, 2018, the increase in absolute dollars was primarily due to an increase of $35 million in employee-related costs, an increase of $2 million in stock-based expenses, an increase of $73 million in service delivery costs, primarily due to our efforts to increase data center capacity, and an increase of $3 million in allocated overhead offset by a decrease of amortization of purchased intangible assets of $5 million. We have increased our headcount by nine percent since April 30, 2017 to meet the higher demand for services from our customers. We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity. We also plan to add additional employees in our professional services group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues in future periods.
The cost of professional services and other revenues was $194 million during the three months ended April 30, 2018 resulting in positive gross margins of $2 million. The cost of professional services and other revenues was $188 million during the three months ended April 30, 2017 resulting in break-even gross margins. We expect the cost of professional services to be approximately in line with revenues from professional services in future fiscal quarters. We believe that this investment in professional services facilitates the adoption of our service offerings.
Operating Expenses.

	Three Months Ended April 30,		Variance
(in millions)	2018	2017	Dollars
Research and development	$424	$376	$48
Marketing and sales	1,329	1,106	223
General and administrative	295	260	35
Total operating expenses	$2,048	$1,742	$306
Percent of total revenues	68%	73%
Research and development expenses were $424 million, or 14 percent of total revenues, for the three months ended April 30, 2018, compared to $376 million, or 16 percent of total revenues, during the same period a year ago, an increase of $48 million. For the three months ended April 30, 2018, the increase in absolute dollars was primarily due to an increase of approximately $42 million in employee-related costs, an increase of $2 million in stock-based expenses, an increase in our development and test data center costs and allocated overhead. We increased our research and development headcount by 10 percent since April 30, 2017 in order to improve and extend our service offerings, develop new technologies and integrate previously acquired companies, including our fiscal 2017 acquisitions. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to invest in additional employees and technology to support the development of new, and improve existing, technologies and the integration of acquired technologies.
Marketing and sales expenses were $1.3 billion, or 44 percent of total revenues, for the three months ended April 30, 2018, compared to $1.1 billion, or 46 percent of total revenues, during the same period a year ago, an increase of $223 million. For the three months ended April 30, 2018, the increase was primarily due to an increase of $186 million in employee-related costs and amortization of costs capitalized to obtain revenue contracts, an increase of $1 million in stock-based expenses and an increase of $16 million in advertising expenses. Our marketing and sales headcount increased by 19 percent since April 30, 2017. The increase in headcount was primarily attributable to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.
General and administrative expenses were $295 million, or 10 percent of total revenues, for the three months ended April 30, 2018, compared to $260 million, or 11 percent of total revenues, during the same period a year ago, an increase of $35 million. The increases were primarily due to an increase in employee-related costs as well as transaction costs related to the acquisition of MuleSoft. Our general and administrative headcount increased by 17 percent since April 30, 2017 as we added personnel to support our growth.
Other income and expense.

	Three Months Ended April 30,		Variance
(in millions)	2018	2017	Dollars
Investment income	$16	$5	$11
Interest expense	(34)	(22)	(12)
Net gains on strategic investments	211	3	208
Other income	1	0	1

Investment income consists of income on our cash and marketable securities balances. Investment income was $16 million for the three months ended April 30, 2018 compared to $5 million during the same period a year ago. The increase was due to greater interest income earned in the three months ended April 30, 2018.
Interest expense consists of interest on our debt, capital leases, and financing obligation related to 350 Mission. Interest expense was $34 million for the three months ended April 30, 2018 compared to $22 million during the same period a year ago. The increase was primarily driven by costs associated with the Bridge Facility of approximately $11 million and interest expense on the 2023 Senior Notes and 2028 Senior Notes of approximately $5 million. We expect interest expense to increase in future quarters as a result of the 2023 Senior Notes and 2028 Senior Notes.
Net gains on strategic investments consists primarily of mark-to-market adjustments related to our publicly held equity securities, observable price adjustments related to our privately held equity securities and other adjustments. The adoption of ASU 2016-01 resulted in unrealized gains, net related to our strategic investments of approximately $224 million during the three months ended April 30, 2018. This gain was primarily driven by initial public offerings of two strategic investments and unrealized gains related thereto of approximately $197 million during the three months ended April 30, 2018.
Other income (expense) primarily consists of non-operating transactions such as gains and losses from foreign exchange rate fluctuations and real estate transactions.
(Provision for) benefit from income taxes.

	Three Months Ended April 30,		Variance
(in millions)	2018	2017	Dollars
(Provision for) benefit from income taxes	$(41)	$11	$(52)
Effective tax rate	11%	110%
We recognized a tax provision of $41 million on a pretax income of $385 million for the three months ended April 30, 2018. The tax provision recorded was primarily related to income taxes in profitable jurisdictions outside of the United States.
We recorded a tax benefit of $11 million on a pretax loss of $10 million for the three months ended April 30, 2017. On a full year basis, we expected pretax income and projected tax expense primarily related to profitable jurisdictions outside the United States. In addition, the tax benefit included a discrete benefit relating to the realization of certain U.S. state deferred taxes.
Liquidity and Capital Resources
At April 30, 2018, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $7.2 billion and accounts receivable of $1.8 billion. Our cash, cash equivalents and marketable securities are comprised primarily of corporate notes and obligations, U.S. treasury securities, asset backed securities, foreign government obligations, mortgage backed obligations, time deposits, money market mutual funds and municipal securities.
The overall increase in cash and cash equivalents was primarily due to $2.5 billion in debt raised in April 2018 in contemplation of the acquisition of MuleSoft, Inc. which closed in May 2018. Total cash paid in connection with the acquisition in May 2018 was approximately $4.9 billion, including proceeds from the 2021 Term Loan of $500.0 million, which funded in May 2018.
For the three months ended April 30, 2018 and 2017, our cash flows were as follows (in millions):

	Three Months Ended April 30,
	2018	2017
Net cash provided by operating activities	$1,466	$1,230
Net cash provided by (used in) investing activities	276	(768)
Net cash provided by (used in) financing activities	1,625	(49)
Cash provided by operating activities has historically been affected by the amount of net income adjusted for non-cash expense items such as depreciation and amortization; amortization of purchased intangibles from business combinations; amortization of debt discount; the expense associated with stock-based awards; net gains on strategic investments; the timing of employee related costs including commissions and bonus payments; the timing of payments against accounts payable, accrued expenses and other current liabilities; the timing of collections from our customers, which is our largest source of operating cash flows; the timing of business combination activity and the related integration and transaction costs; and changes in working capital accounts.

Our working capital accounts consist of accounts receivable, costs capitalized to obtain revenue contracts, prepaid assets and other current assets. Claims against working capital include accounts payable, accrued expenses, unearned revenue, and other current liabilities and payments related to our debt obligations. Our working capital may be impacted by factors in future periods such as billings to customers for subscriptions and support services and the subsequent collection of those billings, certain amounts and timing of which are seasonal. Our working capital in some quarters may be impacted by adverse foreign currency exchange rate movements and this impact may increase as our working capital balances increase in our foreign subsidiaries. Our billings are also influenced by new business linearity within the quarters and across quarters.
As described above in “Seasonal Nature of Unearned Revenue, Accounts Receivable and Operating Cash Flow,” our fourth quarter has historically been our strongest quarter for new business and renewals and, correspondingly, the first quarter has historically been the strongest for cash collections. The year on year compounding effect of this seasonality in both billing patterns and overall business causes both the value of invoices that we generate in the fourth quarter and cash collections in the first quarter to increase as a proportion of our total annual billings.
We generally invoice our customers for our subscription and services contracts in advance in annual installments. We typically issue renewal invoices in advance of the renewal service period, and depending on timing, the initial invoice for the subscription and services contract and the subsequent renewal invoice may occur in different quarters. Such invoice amounts are initially reflected in accounts receivable and unearned revenue, which is reflected on the balance sheets, and as the next billing cycle approaches, the corresponding unearned revenue decreases to zero. The operating cash flow benefit of increased billing activity generally occurs in the subsequent quarter when we collect from our customers. As such, our first quarter is our largest collections and operating cash flow quarter.
The net cash provided by investing activities during the three months ended April 30, 2018 primarily related to sales of marketable securities of $938 million offset by purchases of marketable securities of $263 million, the acquisition of CloudCraze, net of cash acquired for $182 million, purchases of strategic investments of $147 million and new office build outs and capital investments of $122 million. The net cash used in investing activities during the three months ended April 30, 2017 primarily related to purchases of marketable securities of approximately $699 million, new office build-outs and capital investments of $157 million, which were offset by the cash inflows for the period from sales and maturities of marketable securities of $104 million.
Net cash provided by financing activities during the three months ended April 30, 2018 consisted primarily of $2.5 billion from proceeds from issuance of debt, $201 million from proceeds from equity plans offset by $1.0 billion of principal payments on conversions of the 0.25% Senior Notes. Net cash used in financing activities during the three months ended April 30, 2017 consisted primarily of $200 million in repayments of debt offset by $160 million from proceeds from equity plans.
As of April 30, 2018, we have senior unsecured notes outstanding due in 2019, 2023, and 2028 with a total carrying value of $3.0 billion. In addition, we have senior secured notes outstanding related to our loan on 50 Fremont due in 2023 with a total carrying value of $199 million. We were in compliance with all debt covenants as of April 30, 2018.
In March 2013, we issued at par value $1.15 billion of 0.25% convertible senior notes (“0.25% Senior Notes”), due April 2018, unless earlier purchased by us or converted. During the three months ended April 30, 2018, the outstanding balance of the 0.25% Senior Notes matured and the Company repaid $1.0 billion in cash of principal balance. As of April 30, 2018, all 0.25% Senior Notes had been repaid in full and were no longer outstanding.
As of April 30, 2018, we have a total of $100 million in letters of credit outstanding in favor of certain landlords for office space. To date, no amounts have been drawn against the letters of credit, which renew annually and expire at various dates through December 2030.
We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.
Our principal commitments consist of obligations under leases for office space, co-location data center facilities and our development and test data center, as well as leases for computer equipment, software, furniture and fixtures, excluding all secured and unsecured debt. At April 30, 2018, the future non-cancelable minimum payments under these commitments were as follows (in millions):

	Capital Leases	Operating Leases	Financing Obligation - Leased Facility
Fiscal Period:
Remaining nine months of Fiscal 2019	$113	$509	$16
Fiscal 2020	201	626	22
Fiscal 2021	0	487	23
Fiscal 2022	0	340	23
Fiscal 2023	0	310	24
Thereafter	0	1,264	187
Total minimum lease payments	314	$3,536	$295
Less: amount representing interest	(22)
Present value of capital lease obligations	$292

The majority of our operating lease agreements provide us with the option to renew. Our future operating lease obligations would change if we exercised these options and if we entered into additional operating lease agreements as we expand our operations.
The financing obligation - leased facility above represents the total obligation for our lease of approximately 445,000 rentable square feet of office space at 350 Mission St. ("350 Mission") in San Francisco, California. As of April 30, 2018, $217 million of the total obligation noted above was recorded to Financing obligation - leased facility, of which the current portion is included in “Accounts payable, accrued expenses and other liabilities” and the noncurrent portion is included in “Other noncurrent liabilities” on the condensed consolidated balance sheets.
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
During fiscal 2019 and in future fiscal years, we have made and expect to continue to make additional investments in our infrastructure to scale our operations, increase productivity and enhance our security measures. We plan to upgrade or replace various internal systems to scale with the overall growth of the Company. Additionally, we expect capital expenditures to be higher in absolute dollars and remain consistent as a percentage of total revenues in future periods as a result of continued office build-outs, other leasehold improvements and data center investments.
The Company has entered into various contractual commitments with infrastructure service providers for a total commitment of $2.0 billion. As of April 30, 2018 the total remaining commitment is approximately $1.9 billion and $94 million is remaining to be paid this fiscal year.
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
New Accounting Pronouncements
See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed consolidated financial statements for our discussion about new accounting pronouncements adopted and those pending.

Environmental, Social and Governance
We believe the business of business is improving the state of the world for all of our stakeholders, including our stockholders, customers, employees, partners, community, environment and society. We are committed to creating a sustainable, low-carbon future by delivering a carbon neutral cloud, operating as a net-zero greenhouse gas emissions company and by working to achieve our goal of 100 percent renewable energy for our global operations. In addition, we have spearheaded initiatives to drive equality in four key areas: equal rights, equal pay, equal education and equal opportunity. We also pioneered and have inspired other companies to adopt our 1-1-1 integrated philanthropy model, which leverages 1 percent of a company’s equity, employee time and product to help improve communities around the world. Together with the Salesforce Foundation, a 501(c)(3) nonprofit organization, and Salesforce.org, a nonprofit social enterprise, which are not included in our consolidated financial statements, we have given approximately $220 million to charitable organizations, logged more than 3 million employee volunteer hours around the world and provided more than 36,000 nonprofit and higher education organizations with the use of our service offerings for free or at a discount.
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
Our European revenue, operating expenses and significant balance sheet accounts denominated in currencies other than the USD primarily flow through our United Kingdom subsidiary, which has a functional currency of the British Pound. This results in a two-step currency exchange process wherein the currencies in Europe other than the British Pound are first converted into the British Pound and then British Pounds are translated into USD for our Condensed Consolidated Financial Statements. As an example, costs incurred in France are translated from the Euro to the British Pound and then into the USD. Our statements of operations and balance sheet accounts are also impacted by the re-measurement of non-functional currency transactions such as USD denominated intercompany loans, cash accounts held by our overseas subsidiaries, accounts receivable denominated in foreign currencies and unearned revenue and accounts payable denominated in foreign currencies.
Foreign Currency Transaction Risk
Our foreign currency exposures typically arise from selling annual and multi-year subscriptions in multiple currencies, customer accounts receivable, intercompany transfer pricing arrangements and other intercompany transactions. Our foreign currency management objective is to minimize the effect of fluctuations in foreign exchange rates on selected assets or liabilities without exposing us to additional risk associated with transactions that could be regarded as speculative.
We pursue our objective by utilizing foreign currency forward contracts to offset foreign exchange risk. Our foreign currency forward contracts are generally short-term in duration. We neither use these foreign currency forward contracts for trading purposes nor do we currently designate these forward contracts as hedging instruments pursuant to Accounting Standards Codification 815 (“ASC 815”), Derivatives and Hedging. Accordingly, we record the fair values of these contracts as of the end of our reporting period to our condensed consolidated balance sheets with changes in fair values recorded to our condensed consolidated statements of operations. Given the short duration of the forward contracts, the amount recorded is not significant. Our ultimate realized gain or loss with respect to foreign currency exposures will generally depend on the size and type of cross-currency transactions that we enter into, the currency exchange rates associated with these exposures and changes in those rates, the net realized gain or loss on our foreign currency forward contracts and other factors.
Foreign Currency Translation Risk
Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. As the USD fluctuated against certain international currencies over the past several months, the amounts of revenue and unearned revenue that we reported in USD for foreign subsidiaries that transact in international currencies were higher relative to what we would have reported using a constant currency rate.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $7.2 billion at April 30, 2018. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least BBB or better. The cash, cash equivalents and marketable securities are held for general corporate purposes, including acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase or decrease in interest rates of 100-basis points at April 30, 2018 could result in a $26 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.
At January 31, 2018, we had cash, cash equivalents and marketable securities totaling $4.5 billion. The fixed-income portfolio was also subject to interest rate risk. Changes in interest rates of 100-basis points would have resulted in market value changes of $34 million.
Market Risk and Market Interest Risk
We deposit our cash with multiple financial institutions.
In addition, we maintain debt obligations that are subject to market interest risk, as follows (in millions):

Instrument	Maturity date	Principal Outstanding as of April 30, 2018	Interest Terms	Effective interest rate for the three months ended April 30, 2018
2023 Senior Notes	April 2023	$1,000	Fixed	3.25%
2028 Senior Notes	April 2028	1,500	Fixed	3.70%
2019 Term loan	July 2019	500	Floating	2.71%
Loan assumed on 50 Fremont	June 2023	200	Fixed	3.75%
2021 Term Loan	May 2021	0	Floating	N/A
Revolving credit facility	July 2023	0	Floating	N/A
The Company's 2019 Term Loan bears interest at our option, at either a base rate plus a spread of 0.00% to 0.25% or an adjusted LIBOR rate plus a spread of 0.625% to 1.25%, in each case with such spread being determined based on our credit rating. By entering into the 2019 Term Loan, we have assumed risks associated with variable interest rates based upon a variable base rate or LIBOR. Changes in the overall level of interest rates affect the interest expense that we recognize in our statements of operations.
The 2021 Term Loan bears interest at our option, at either a base rate plus a spread of 0.00% to 0.25% or an adjusted LIBOR rate plus a spread of 0.625% to 1.25%, in each case with such spread being determined based on our credit rating. By entering into the 2021 Term Loan, we have assumed risks associated with variable interest rates based upon a variable base rate or LIBOR. Changes in the overall level of interest rates affect the interest expense that we recognize in our statements of operations. The 2021 Term Loan was signed in April 2018 and funds were received in May 2018.
The borrowings under the Revolving Credit Facility bear interest, at our option, at a base rate plus a spread of 0.00% to 0.375% or an adjusted LIBOR rate plus a spread of 0.75% to 1.375%, in each case with such spread being determined based on the our credit rating. Regardless of what amounts, if any, are outstanding under the revolving credit facility, we are also obligated to pay an ongoing commitment fee on undrawn amounts at a rate of 0.05% to 0.175%, with such rate being based on our public debt rating, payable in arrears quarterly. As of April 30, 2018 there was no outstanding borrowing amount under the Revolving Credit Facility.
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
We have an investment portfolio that includes strategic investments in public and privately held companies, which range from early-stage companies to more mature companies with established revenue streams and business models. As of April 30, 2018, our portfolio consists of investments in over 210 privately held companies and four public companies, primarily comprised of independent software vendors and system integrators. Our investments in these companies range from $0.2 million to over $100 million, with 15 investments individually equal to or in excess of approximately $10 million as of April 30, 2018.
We invest in early-to-late stage enterprise cloud companies for strategic reasons and to support key business initiatives to grow our ecosystem of partners and accelerate the adoption of cloud technologies. We invest in both domestic and international companies and currently hold investments in all of our regions: the Americas, Europe, and Asia Pacific. We plan to continue to invest in these types of strategic investments, including in companies representing targeted geographies and targeted business and technological initiatives, as opportunities arise that we find attractive

The primary purpose of our investments is to create an ecosystem of enterprise cloud companies, accelerate the growth of technology startups and system integrators and create the next generation of mobile applications and connected products. Therefore, we continually evaluate our investments in privately held and publicly traded companies. In certain cases, our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering. Currently, two of our publicly held investments are subject to such a contractual obligation, which expire in the second and third quarters of fiscal 2019.
Upon adoption of ASU 2016-01 in the first fiscal quarter we are now required to record all fair value adjustments of our publicly traded and privately held equity investments through the statement of operations. As such we anticipate additional volatility to our statements of operations in future periods, due to changes in market prices of our investments in publicly held equity investments and the valuation and timing of observable price changes and impairments of our investments in privately held securities. These changes could be material based on market conditions and events.
In addition, the financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation to the cost of our initial investment. All of our investments are therefore subject to a risk of partial or total loss of investment capital.

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
(b) Management’s Report on Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the quarter covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we evaluated our controls and assessed the impact on our financial statements from the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers, effective February 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

PART II OTHER INFORMATION

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
See also Note 15, “Legal Proceedings and Claims” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report in Form 10-Q.

ITEM 1A.	RISK FACTORS
The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations, cash flows and financial condition.
Risks Related to Our Business and Industry
If our security measures or those of our third-party data center hosting facilities, cloud computing platform providers, third-party service partners, or the underlying infrastructure of the internet are breached, and unauthorized access is obtained to a customer’s data, our data or our IT systems, or authorized access is blocked or disabled, our services may be perceived as not being secure, customers may curtail or stop using our services, and we may incur significant legal and financial exposure and liabilities.
Our services involve the storage and transmission of our customers’ and our customers' customers' proprietary and other sensitive data, including financial information and other personally identifiable information. While we have security measures in place, they may be breached as a result of efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states. Furthermore, our services depend on the many different underlying networks and services that power the internet. Most of this infrastructure is not under our control or that of our vendors, partners, or customers, and it may itself be vulnerable to attacks. Our security measures could also be compromised by employee or contractor error or malfeasance. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information to gain access to our customers’ data, our data or our IT systems. Any of these security breaches could result in someone obtaining unauthorized access to, or denying authorized access to, our IT systems, our customers’ data or our data, including our intellectual property and other confidential business information.
Because the techniques used to breach, obtain unauthorized access to, or sabotage IT systems change frequently, grow more complex over time, and generally are not recognized until launched against a target, we may be unable to anticipate or implement adequate measures to prevent against such techniques. Our services operate in conjunction with and are dependent on products and components across a broad ecosystem and, if there is a security vulnerability in one of these components, a security breach could occur. In addition, our internal IT systems continue to evolve and we are often early adopters of new technologies and new ways of sharing data and communicating internally and with partners and customers, which increases the complexity of our IT systems. These risks are mitigated by our ability to maintain and improve business and data governance policies and processes and internal security controls, including our ability to escalate and respond to known and potential risks.
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
Regulation related to the provision of services over the Internet is evolving, as federal, state and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and the collection, processing, storage, transfer and use of data. In some cases, new data privacy laws and regulations, such as the European Union’s ("EU") General Data Protection Regulation that took effect in May 2018, impose new obligations directly on Salesforce as both a data controller and a data processor, as well as on many of our customers. These new laws may require us to make changes to our services to enable Salesforce and/or our customers to meet the new legal requirements, and may also increase our potential liability exposure through higher potential penalties for non-compliance. Further, laws such as the European Union’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, and the tracking of individuals’ online activities. These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data or, in some cases, impact our ability to offer our services in certain locations or our customers' ability to deploy our solutions globally. For example, ongoing legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the European Economic Area to the United States could result in further limitations on the ability to transfer data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support cross-border data transfers, such as the EU-U.S. and Swiss-U.S. Privacy Shield framework. Additionally, certain countries have passed or are considering passing laws requiring local data residency. The costs of compliance with, and other burdens imposed by, privacy laws, regulations and standards may limit the use and adoption of our services, reduce overall demand for our services, make it more difficult to meet expectations from or commitments to customers, lead to significant fines, penalties or liabilities for noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business.
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
If we are unable to develop enhancements to and new features for our existing or new services that keep pace with rapid technological developments, our business could be harmed. The success of enhancements, new features and services depends on several factors, including the timely completion, introduction and market acceptance of the feature, service or enhancement by customers, administrators and developers, as well as our ability to seamlessly integrate all of our service offerings. Failure in this regard may significantly impair our revenue growth as well as negatively impact our operating results if the additional costs are not offset by additional revenues. In addition, because our services are designed to operate over various network technologies and on a variety of mobile devices, operating systems and computer hardware and software platforms using a standard browser, we will need to continuously modify and enhance our services to keep pace with changes in Internet-related hardware, software, communication, browser, app development platform and database technologies, as well as continue to maintain and support our services on legacy systems. We may not be successful in either developing these modifications and enhancements or in bringing them to market timely. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development or service delivery expenses. Any failure of our services to operate effectively with future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and harm our business.
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

•
challenges converting the acquired company's revenue recognition policy from service accounting to revenue based on the transfer of control and appropriate allocation of the customer consideration to the individual deliverables;

•	difficulty of transitioning the acquired technology onto our existing platforms and customer acceptance of multiple platforms on a temporary or permanent basis;

•	augmenting the acquired technologies and platforms to the levels that are consistent with our brand and reputation;

•	increasing or maintaining the security standards for acquired technology consistent with our other services;

•	potential unknown liabilities associated with the acquired businesses;

•	unanticipated expenses related to acquired technology and its integration into our existing technology;

•	negative impact to our results of operations because of the depreciation and amortization of amounts related to acquired intangible assets, fixed assets and deferred compensation;

•	additional stock based compensation; the loss of acquired unearned revenue and unbilled unearned revenue;

•	delays in customer purchases due to uncertainty related to any acquisition;

•	ineffective or inadequate controls, procedures and policies at the acquired company may negatively impact our results of operations;

•	challenges caused by integrating operations over distance, and across different languages and cultures;

•	currency and regulatory risks associated with foreign countries and potential additional cybersecurity and compliance risks resulting from entry into new markets; and

•	the tax effects of any such acquisitions.
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

•	Software companies that provide their product or service free of charge, and only charge a premium for advanced features and functionality;

•	Internally developed enterprise applications (by our potential customers’ IT departments);

•	Marketing vendors, which may be specialized in advertising, targeting, messaging, or campaign automation;

•	E-commerce solutions from emerging cloud-only vendors and established on-premises vendors;

•	Integration software vendors, integration service providers and API management providers;

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

We are subject to risks associated with our strategic investments including partial or complete loss of invested capital. Significant changes in the fair value of this portfolio, including other-than-temporary impairments, could negatively impact our financial results.
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
Further, valuations of privately-held companies are inherently complex due to the lack of readily available market data. In addition, we may experience additional volatility to our statements of operations due to changes in market prices of our investments in publicly held equity investments and the valuation and timing of observable price changes or impairments of our investments in privately held securities. This volatility could be material to our results in any given quarter and may cause our stock price to decline.
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

•
changes in unearned revenue and remaining transaction price, due to seasonality, the compounding effects of renewals, invoice duration, size and timing, new business linearity between quarters and within a quarter and fluctuations due to foreign currency movements, all of which may impact implied growth rates;

•	the seasonality of our customers’ businesses, especially Commerce Cloud customers, including retailers and branded manufacturers;

•	changes in foreign currency exchange rates such as with respect to the British Pound;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	the number of new employees;

•	the timing of commission, bonus, and other compensation payments to employees;

•	the cost, timing and management effort for the introduction of new features to our services;

•	the costs associated with acquiring new businesses and technologies and the follow-on costs of integration and consolidating the results of acquired businesses;

•	expenses related to our real estate, our office leases and our data center capacity and expansion;

•	timing of additional investments in our enterprise cloud computing application and platform services and in our consulting services;

•	expenses related to significant, unusual or discrete events, which are recorded in the period in which the events occur;

•	extraordinary expenses such as litigation or other dispute-related settlement payments;

•	income tax effects, including the impact of changes in U.S. federal and state and international tax laws applicable to corporate multinationals;

•	the timing of payroll and other withholding tax expenses, which are triggered by the payment of bonuses and when employees exercise their vested stock awards;

•	technical difficulties or interruptions in our services;

•	changes in interest rates and our mix of investments, which would impact the return on our investments in cash and marketable securities;

•	conditions, particularly sudden changes, in the financial markets, which have impacted and may continue to impact the value of and liquidity of our investment portfolio;

•	changes in the fair value of our strategic investments in early-to-late stage public and privately held companies, which could be material in a particular quarter;

•	equity issuances, including as consideration in acquisitions;

•	the timing of stock awards to employees and the related adverse financial statement impact of having to expense those stock awards on a straight-line basis over their vesting schedules;

•	evolving regulations of cloud computing and cross-border data transfer restrictions and similar regulations;

•	regulatory compliance costs; and

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
Due to the pace of change and innovation in enterprise cloud computing services, the unpredictability of future general economic and financial market conditions, the impact of foreign currency exchange rate fluctuations, the growing complexity of our business, including the use of multiple pricing and packaging models, and our increasing focus on enterprise cloud computing services, we may not be able to realize our projected revenue growth plans. We plan our expense levels and investment on estimates of future revenue and future anticipated rate of growth. We may not be able to adjust our spending appropriately if the addition of new subscriptions or the renewals of existing subscriptions fall short of our expectations. A portion of our expenses may also be fixed in nature for some minimum amount of time, such as with costs capitalized to obtain revenue contracts, data center contracts or office leases, so it may not be possible to reduce costs in a timely manner, or at all, without the payment of fees to exit certain obligations early. As a result, we expect that our revenues, operating results and cash flows may fluctuate significantly on a quarterly basis and revenue growth rates may not be sustainable and may decline in the future, and we may not be able to provide continued operating margin expansion, which could harm our business and cause the market price of our common stock to decline.
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
We conduct our business in the following regions: the Americas, Europe and Asia Pacific. The expanding global scope of our business exposes us to risk of fluctuations in foreign currency markets. This exposure is the result of selling in multiple currencies, growth in our international investments, including data center expansion, additional headcount in foreign locations, and operating in countries where the functional currency is the local currency. Specifically, our results of operations and cash flows are subject to fluctuations primarily in British Pound Sterling, Euro, Japanese Yen, Canadian Dollar and Australian Dollar against the U.S. Dollar as well as the Euro against the Pound Sterling. These exposures may change over time as business practices evolve, economic conditions change and evolving tax regulations come into effect. The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Additionally, global political events, including the United Kingdom’s 2016 vote in favor of exiting the European Union, or “Brexit,” and similar geopolitical developments and fluctuating commodity prices, have caused global economic uncertainty, which could amplify the volatility of currency fluctuations. Such volatility, even when it increases our revenues or decreases our expenses, impacts our ability to predict our future results and earnings accurately. Although we attempt to mitigate some of this volatility and related risks through foreign currency hedging, our hedging activities are limited in scope and may not effectively offset the adverse financial impacts that may result from unfavorable movements in foreign currency exchange rates, which could adversely affect our financial condition or results of operations.
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
We have a substantial level of debt, including the 2023 and 2028 Senior Notes we issued in April 2018 ("Senior Notes”) due April 2023 and April 2028, the loan we assumed when we purchased an office building located at 50 Fremont Street in San Francisco, California (“50 Fremont”), the $500.0 million term loan to finance our acquisition of Demandware, due July 2019 (the “2019 term loan”), the $500.0 million term loan to finance our acquisition of MuleSoft, due May 2021 ("2021 term loan") and capital lease arrangements. Additionally, we have significant contractual commitments in operating lease arrangements, which are not reflected on our condensed consolidated balance sheets. In addition, we have a financing obligation for a leased facility of which we are deemed the owner for accounting purposes. In April 2018, we amended and restated our revolving credit facility under which we can draw down up to $1.0 billion. Maintenance of our indebtedness and contractual commitments and any additional issuances of indebtedness could:

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

•
due to limitations within the revolving credit facility and 2019 term loan covenants, restrict our ability to incur additional indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends or make distributions, repurchase stock and enter into restrictive agreements, as defined in the credit agreement.

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
A failure to comply with the covenants and other provisions of our outstanding debt could result in events of default under such instruments, which could permit acceleration of all of our debt and borrowings. Any required repayment of our debt or revolving credit facility as a result of a fundamental change or other acceleration would lower our current cash on hand such that we would not have those funds available for use in our business.
New lease accounting guidance will require that we record operating lease activity on our condensed consolidated balance sheet no later than fiscal 2020, which will result in an increase in both our assets and financing obligations. The implementation of this guidance may impact our ability to obtain the necessary financing from financial institutions at commercially viable rates or at all as this new guidance will result in a higher financing obligation on our condensed consolidated balance sheet.
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
We regularly monitor our compliance with applicable financial reporting standards and review new pronouncements and drafts thereof that are relevant to us. As a result of new standards, changes to existing standards and changes in their interpretation, we have been required to change our accounting policies, particularly concerning revenue recognition and the capitalized incremental costs to obtain a customer contract, to alter our operational policies, to implement new or enhance existing systems so that they reflect new or amended financial reporting standards, and to adjust our published financial statements. We will have similar requirements related to future accounting pronouncements, such as lease accounting. Such changes may have an adverse effect on our business, financial position, and operating results, or cause an adverse deviation from our revenue and operating profit target, which may negatively impact our financial results.
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
The trading prices of the securities of technology companies have historically been highly volatile. Accordingly, the market price of our common stock has been and is likely to continue to be subject to wide fluctuations. Factors affecting the market price of our common stock include:

•
variations in our operating results, earnings per share, cash flows from operating activities, unearned revenue, remaining transaction price, year-over-year growth rates for individual core service offerings and other financial metrics and non-financial metrics, such as transaction usage volumes and other usage metrics, and how those results compare to analyst expectations;

•	variations in, and limitations of, the various financial and other metrics and modeling used by analysts in their research and reports about our business;

•	forward-looking guidance to industry and financial analysts related to, for example, future revenue, unearned revenue, remaining transaction price and earnings per share;

•	changes in the estimates of our operating results or changes in recommendations by securities analysts that elect to follow our common stock;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	announcements by us or by our competitors of mergers or other strategic acquisitions, or rumors of such transactions involving us or our competitors;

•	announcements of customer additions and customer cancellations or delays in customer purchases;

•	the coverage of our common stock by the financial media, including television, radio and press reports and blogs;

•	recruitment or departure of key personnel;

•	disruptions in our service due to computer hardware, software, network or data center problems;

•	the economy as a whole, market conditions in our industry and the industries of our customers;

•	trading activity by a limited number of stockholders who together beneficially own a significant portion of our outstanding common stock;

•	the issuance of shares of common stock by us, whether in connection with an acquisition or a capital raising transaction; and

•	issuance of debt or other convertible securities.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In connection with the acquisition of MetaMind, Inc. in April 2016, the Company issued 1,540 shares of Company common stock on April 2, 2018. This issuance was made in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”): Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act, and Regulation S promulgated under the Securities Act.
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

Index to Exhibits

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of March 20, 2018, by and among salesforce.com, inc., Malbec Acquisition Corp. and MuleSoft, Inc.		8-K	001-32224	2.1	3/21/2018
3.1	Amended and Restated Certificate of Incorporation of salesforce.com, inc.		8-K	001-32224	3.1	6/3/2016
3.2	Amended and Restated Bylaws of salesforce.com, inc.		8-K	001-32224	3.2	3/21/2016
4.1	Indenture, dated April 11, 2018, between the Company and U.S. Bank National Association, as trustee		8-K	001-32224	4.1	4/11/2018
4.2	First Supplemental Indenture, dated April 11, 2018, between the Company and U.S. Bank National Association, as trustee		8-K	001-32224	4.2	4/11/2018
4.3	Form of 2023 Notes (included in Exhibit 4.2)		8-K	001-32224	4.3	4/11/2018
4.4	Form of 2028 Notes (included in Exhibit 4.2)		8-K	001-32224	4.4	4/11/2018
10.1	Second Amended and Restated Credit Agreement, dated as of April 30, 2018, among the Company, the lenders and other parties party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender.		8-K	001-32224	10.1	4/30/2018
10.2	Amended and Restated Credit Agreement, dated as of April 30, 2018, among the Company, the lenders and other parties party thereto, and Bank of America, N.A., as Administrative Agent.		8-K	001-32224	10.2	4/30/2018
10.3	Credit Agreement, dated as of April 30, 2018, among the Company, the lenders and other parties party thereto, and Bank of America, N.A., as Administrative Agent.		8-K	001-32224	10.3	4/30/2018
10.4	Tender and Support Agreement, dated as of March 20, 2018, by and among salesforce.com, inc., Malbec Acquisition Corp. and Lightspeed Venture Partners Select, L.P., Lightspeed Venture Partners VII, L.P., New Enterprise Associates 15, L.P., New Enterprise Associates 14, L.P., NEA 15 Opportunities Fund, L.P. and NEA Ventures 2013, L.P.		8-K	001-32224	10.1	3/21/2018
10.5	Tender and Support Agreement, dated as of March 20, 2018, by and among salesforce.com, inc., Malbec Acquisition Corp., Matthew Langdon, Ann Winbald, Gregory Schott, Little Family 1995 TR, Ravi Mhatre, Mhatre Investments LP-Fund 4, Simon Parmett, Robert Horton and Ross Mason.		8-K	001-32224	10.2	3/21/2018
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 31, 2018
salesforce.com, inc.

	By:	/S/ MARK J. HAWKINS
Mark J. Hawkins
President and Chief Financial Officer (Principal Financial Officer)

Dated: May 31, 2018
salesforce.com, inc.

	By:	/S/ JOE ALLANSON
Joe Allanson
Executive Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)