Form 10-Q
period 2018-07-31
SALESFORCE COM INC
filed 2018-08-31
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2018
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
As of July 31, 2018, there were approximately 756.7 million shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
salesforce.com, inc.
Condensed Consolidated Balance Sheets
(in millions)
(unaudited)

	July 31, 2018	January 31, 2018 (as adjusted)
Assets
Current assets:
Cash and cash equivalents	$2,319	$2,543
Marketable securities	1,108	1,978
Accounts receivable, net	1,980	3,921
Costs capitalized to obtain revenue contracts, net	669	671
Prepaid expenses and other current assets	726	471
Total current assets	6,802	9,584
Property and equipment, net	1,986	1,947
Costs capitalized to obtain revenue contracts, noncurrent, net	999	1,105
Capitalized software, net	145	146
Strategic investments	1,202	677
Goodwill	12,254	7,314
Intangible assets acquired through business combinations, net	1,976	827
Other assets, net	459	384
Total assets	$25,823	$21,984
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$2,083	$2,047
Unearned revenue	5,883	6,995
Current portion of debt	503	1,025
Total current liabilities	8,469	10,067
Noncurrent debt	3,173	695
Other noncurrent liabilities	653	846
Total liabilities	12,295	11,608
Stockholders’ equity:
Common stock	1	1
Additional paid-in capital	12,308	9,752
Accumulated other comprehensive loss	(50)	(12)
Retained earnings	1,269	635
Total stockholders’ equity	13,528	10,376
Total liabilities and stockholders’ equity	$25,823	$21,984

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

2	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017 (as adjusted)	2018	2017 (as adjusted)
Revenues:
Subscription and support	$3,060	$2,383	$5,870	$4,592
Professional services and other	221	194	417	382
Total revenues	3,281	2,577	6,287	4,974
Cost of revenues (1)(2):
Subscription and support	638	494	1,211	957
Professional services and other	211	176	405	364
Total cost of revenues	849	670	1,616	1,321
Gross profit	2,432	1,907	4,671	3,653
Operating expenses (1)(2):
Research and development	463	387	887	763
Marketing and sales	1,504	1,153	2,833	2,259
General and administrative	350	283	645	543
Total operating expenses	2,317	1,823	4,365	3,565
Income from operations	115	84	306	88
Investment income	12	9	28	14
Interest expense	(39)	(22)	(73)	(44)
Gains (losses) on strategic investments, net	143	(8)	354	(5)
Other income	0	0	1	0
Income before benefit from (provision for) income taxes	231	63	616	53
Benefit from (provision for) income taxes	68	(17)	27	(6)
Net income	$299	$46	$643	$47
Basic net income per share	$0.40	$0.06	$0.87	$0.07
Diluted net income per share	$0.39	$0.06	$0.84	$0.06
Shares used in computing basic net income per share	747	712	737	709
Shares used in computing diluted net income per share	774	729	763	726
_______________

(1)	Amounts include amortization of intangible assets acquired through business combinations, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Cost of revenues	$52	$43	$91	$87
Marketing and sales	67	31	97	61

(2)	Amounts include stock-based expense, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Cost of revenues	$43	$32	$77	$64
Research and development	81	67	147	131
Marketing and sales	174	120	294	239
General and administrative	53	37	85	74
See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

2	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017 (as adjusted)	2018	2017 (as adjusted)
Net income	$299	$46 *	$643	$47	*
Other comprehensive income (loss), before tax and net of reclassification adjustments:
Foreign currency translation and other gains (losses)	(17)	16	(27)	30
Unrealized gains (losses) on marketable securities and strategic investments	0	(8)	(4)	63
Other comprehensive income (loss), before tax	(17)	8	(31)	93
Other comprehensive income (loss), net of tax	(17)	8	(31)	93
Comprehensive income	$282	$54	$612	$140
*Prior period information has been adjusted for Topic 606.

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

2	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017 (as adjusted)	2018	2017 (as adjusted)
Operating activities:
Net income	$299	$46	$643	$47
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	252	192	433	377
Amortization of debt discount and issuance costs	1	7	17	15
Amortization of costs capitalized to obtain revenue contracts, net	183	148	371	289
Expenses related to employee stock plans	351	256	603	508
(Gains) losses on strategic investments, net	(143)	8	(354)	5
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	(149)	(130)	2,013	1,629
Costs capitalized to obtain revenue contracts, net	(146)	(185)	(264)	(318)
Prepaid expenses and other current assets and other assets	4	6	(86)	(179)
Accounts payable, accrued expenses and other liabilities	179	203	(277)	(94)
Unearned revenue	(373)	(220)	(1,175)	(718)
Net cash provided by operating activities	458	331	1,924	1,561
Investing activities:
Business combinations, net of cash acquired	(4,803)	0	(4,985)	(20)
Purchases of strategic investments	(37)	(46)	(184)	(58)
Sales of strategic investments	2	3	6	15
Purchases of marketable securities	(28)	(501)	(291)	(1,200)
Sales of marketable securities	335	139	1,273	243
Maturities of marketable securities	40	9	88	13
Capital expenditures	(170)	(128)	(292)	(285)
Net cash used in investing activities	(4,661)	(524)	(4,385)	(1,292)
Financing activities:
Proceeds from issuance of debt, net	496	0	2,966	0
Proceeds from employee stock plans	182	183	383	343
Principal payments on capital lease obligations	(89)	(66)	(108)	(75)
Repayments of debt	0	0	(1,027)	(200)
Net cash provided by financing activities	589	117	2,214	68
Effect of exchange rate changes	11	0	23	5
Net increase (decrease) in cash and cash equivalents	(3,603)	(76)	(224)	342
Cash and cash equivalents, beginning of period	5,922	2,025	2,543	1,607
Cash and cash equivalents, end of period	$2,319	$1,949	$2,319	$1,949

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in millions)

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$22	$21	$29	$27
Income taxes, net of tax refunds	$18	$9	$37	$27
Non-cash investing and financing activities:
Fair value of equity awards assumed	$387	$0	$387	$0
Fair value of common stock issued as consideration for business combinations	$1,178	$0	$1,178	$6

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
The Company's Customer Success Platform is a comprehensive portfolio of service offerings providing sales force automation, customer service and support, marketing automation, digital commerce, integration solutions, community management, industry-specific solutions, analytics, application development, IoT integration, collaborative productivity tools, an enterprise cloud marketplace which the Company refers to as the AppExchange, and its professional cloud services.
Fiscal Year
The Company’s fiscal year ends on January 31. References to fiscal 2019, for example, refer to the fiscal year ending January 31, 2019.
Basis of Presentation
The accompanying condensed consolidated balance sheets as of July 31, 2018 and January 31, 2018 and the condensed consolidated statements of operations, condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows for the three and six months ended July 31, 2018 and 2017, respectively, are unaudited.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheets as of July 31, 2018 and January 31, 2018, and its results of operations, including its comprehensive income, and its cash flows for the three and six months ended July 31, 2018 and 2017. All adjustments are of a normal recurring nature. The results for the three and six months ended July 31, 2018 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2019.
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
Significant estimates and assumptions made by management include the determination of:

•	the standalone selling price (SSP) of performance obligations for contracts with multiple performance obligations;

•	the estimate of variable consideration as part of the adoption of ASU 2014-09;

•	the fair value of assets acquired and liabilities assumed for business combinations;

•	the recognition, measurement and valuation of current and deferred income taxes;

•	the average period of benefit associated with costs capitalized to obtain revenue contracts;

•	the fair value of certain stock awards issued;

•	the useful lives of intangible assets; and

•	the valuation of privately-held strategic investments.

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
Segments
The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, Marc Benioff, who is the co-chief executive officer, and the chairman of the board, in deciding how to allocate resources and assess performance. Over the past few years, the Company has completed a number of acquisitions. These acquisitions have allowed the Company to expand its offerings, presence and reach in various market segments of the enterprise cloud computing market. While the Company has offerings in multiple enterprise cloud computing market segments, including as a result of the Company's acquisitions, the Company’s business operates in one operating segment because the Company's offerings operate on its single Customer Success Platform and most of the Company's products are deployed in an identical way, and the Company’s chief operating decision maker evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. Since the Company operates in one operating segment, all required financial segment information can be found in the condensed consolidated financial statements.
In August 2018, the Company moved to a co-chief executive officer model with the promotion of the Company's vice chairman and chief operating officer. The Company will continue to assess who the chief operating decision maker is for the purposes of segment reporting in light of this recent change.
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
No single customer accounted for more than five percent of accounts receivable at July 31, 2018 and January 31, 2018. No single customer accounted for five percent or more of total revenue during the six months ended July 31, 2018 and 2017. As of July 31, 2018 and January 31, 2018, assets located outside the Americas were 12 percent and 17 percent of total assets, respectively. As of July 31, 2018 and January 31, 2018, assets located in the United States were 87 percent and 81 percent of total assets, respectively.
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
The Company used the following transitional practical expedients in the adoption of Topic 606:
•The Company has not disclosed the remaining performance obligation (formerly, remaining transaction price) for all of the reporting periods prior to the first quarter of fiscal 2019; and

•Contracts modified before fiscal 2017 were reflected using the retrospective method.
Additionally, as part of its business strategy, the Company periodically makes acquisitions of complementary businesses, services and technology. These acquired businesses may have customer arrangements that include the delivery of an on-premise software element combined with a software-as-a-service element. This was the case with the Company's acquisition of MuleSoft, Inc. (“MuleSoft”) in May 2018. The Company has to apply significant judgment to determine the appropriate revenue recognition policy for such products and services since Topic 606 eliminated the provision that service revenue accounting was appropriate when the relative selling price of one or more deliverables in a multiple element solution arrangement could not be determined.
Revenue Recognition Policy
The Company derives its revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing the Company’s enterprise cloud computing services (collectively, "Cloud Services"), software licenses, and from customers paying for additional support beyond the standard support that is included in the basic subscription fees; and (2) related professional services such as process mapping, project management and implementation services. Other revenue consists primarily of training fees.
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
Subscription and Support Revenues
Subscription and support revenues are comprised of fees that provide customers with access to Cloud Services, software licenses and related support and updates during the term of the arrangement.
Cloud Services allow customers to use the Company's multi-tenant software without taking possession of the software. Revenue is generally recognized ratably over the contract term.
Since the May 2018 acquisition of Mulesoft, subscription and support revenues also includes software licenses. These licenses for on-premises software provide the customer with a right to use the software as it exists when made available. Customers purchase these licenses through a subscription. Revenues from distinct licenses are generally recognized upfront when the software is made available to the customer. In cases where the Company allocates revenue to software updates and support, primarily because the updates are provided at no additional charge, revenue is recognized as the updates are provided, which is generally ratably over the contract term.
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
Significant Judgments - Contracts with Multiple Performance Obligations
The Company enters into contracts with its customers that may include promises to transfer multiple Cloud Services, software licenses, premium support and professional services. A performance obligation is a promise in a contract with a customer to transfer products or services that are distinct. Determining whether products and services are distinct performance obligations that should be accounted for separately or combined as one unit of accounting may require significant judgment.
Cloud Services and software licenses are distinct as such services are often sold separately. In determining whether professional services are distinct, the Company considers the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the start date and the contractual dependence of the service on the customer’s satisfaction with the professional services work. To date, the Company has concluded that all of the professional services included in contracts with multiple performance obligations are distinct.
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
The capitalized amounts are recoverable through future revenue streams under all non-cancelable customer contracts. The Company periodically evaluates whether there have been any changes in its business, the market conditions in which it operates or other events which would indicate that its amortization period should be changed or if there are potential indicators of impairment.
Amortization of capitalized costs to obtain revenue contracts is included in marketing and sales expense in the accompanying condensed consolidated statements of operations.
During the six months ended July 31, 2018, the Company capitalized $264 million of costs to obtain revenue contracts and amortized $371 million to marketing and sales expense. During the same period a year ago, the Company capitalized $318 million of costs to obtain revenue contracts and amortized $289 million to marketing and sales expense. Capitalized costs to obtain a revenue contract, net on the Company's condensed consolidated balance sheets totaled $1.7 billion at July 31, 2018 and $1.8 billion at January 31, 2018.

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
Privately held debt and equity securities are valued using significant unobservable inputs or data in an inactive market and the valuation requires the Company's judgment due to the absence of market prices and inherent lack of liquidity. The carrying value is not adjusted for the Company's privately held equity securities if there are no observable price changes in a same or similar security from the same issuer or if there are no identified events or changes in circumstances that may indicate impairment, as discussed below. In determining the estimated fair value of its strategic investments in privately held companies, the Company utilizes the most recent data available to the Company. Valuations of privately held companies are inherently complex due to the lack of readily available market data. In addition, the determination of whether an orderly transaction is for a same or similar investment requires significant management judgment including: the rights and obligations of the investments, the extent to which those differences would affect the fair values of those investments, and the impact of any differences based on the stage of operational development of the investee.
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
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk. The Company uses forward currency derivative contracts to minimize the Company’s exposure to balances primarily denominated in the Euro, British Pound Sterling, Japanese Yen, Canadian Dollar and Australian Dollar. The Company’s foreign currency derivative contracts, which are not designated as hedging instruments, are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. As of July 31, 2018 and January 31, 2018, the outstanding foreign currency derivative contracts were recorded at fair value on the condensed consolidated balance sheets.

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
There were no material impairments of capitalized software, intangible assets, long-lived assets or goodwill during the six months ended July 31, 2018 and 2017.
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
In the event the Company acquires an entity with which the Company has a preexisting relationship, the Company will recognize a gain or loss to settle that relationship as of the acquisition date, which is recorded in net gains on strategic investments within the condensed consolidated statements of operations. In the event that the Company acquires an entity in which the Company previously held a strategic investment, the difference between the fair value of the shares as of the date of the acquisition and the carrying value of the strategic investment is recorded as a gain or loss and recorded within net gains on strategic investments in the condensed consolidated statement of operations.
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
The Company additionally has entered into subleases for unoccupied leased office space. To the extent there are losses associated with the sublease, they are recognized in the period the sublease is executed. Gains are recognized over the sublease life. Any sublease payments received in excess of the straight-line rent payments for the sublease are recorded as an offset to rent expense.
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
Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not expected to be realized based on the weighting of positive and negative evidence. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the applicable tax law. The Company regularly reviews the deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. The Company’s judgments regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute its business plans. Should there be a change in the ability to recover deferred tax assets, the tax provision would increase or decrease in the period in which the assessment is changed.
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
Foreign Currency Translation
The functional currency of the Company’s major foreign subsidiaries is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on the condensed consolidated statement of comprehensive income. Foreign currency transaction gains and losses are included in Other income in the condensed consolidated statement of operations for the period. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.
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
Topic 606
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
The adoption of ASU 2014-09 impacted the Company's previously reported results as follows (in millions, except per share data):

	Three Months Ended July 31, 2017			Six Months Ended July 31, 2017
	As reported	Change	As adjusted	As reported	Change	As adjusted
Total revenues	$2,562	$15	$2,577	$4,949	$25	$4,974
Marketing and sales	1,171	(18)	1,153	2,280	(21)	2,259
Benefit from (provision for) income taxes	(13)	(4)	(17)	1	(7)	(6)
Net income	$18	$28	$46	$9	$38	$47
Diluted net income per share	$0.02	$0.04	$0.06	$0.01	$0.05	$0.06
The number of shares utilized to calculate the three and six months ended July 31, 2017 diluted net income per share was 729 million and 726 million, respectively.
The adoption of ASU 2014-09 impacted the Company's previously reported results as of January 31, 2018 as follows (in millions):

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

ASU 2016-01
In January 2016, the FASB issued ASU 2016-01, which requires entities to measure equity instruments at fair value and recognize any changes in fair value within the statement of operations. The Company adopted ASU 2016-01 in the first quarter of fiscal 2019 on a prospective basis for privately held equity securities and a modified retrospective basis for publicly held equity investments. Upon adoption of ASU 2016-01, the Company reclassified approximately $13 million of unrealized gains related to its publicly traded equity investments and approximately $6 million reflecting the tax impact, from accumulated other comprehensive loss on the balance sheet to retained earnings. For the six months ended July 31, 2018 the Company recorded net unrealized gains of $344 million, which excludes recognized gains on the sale of investments of $10 million, which were recorded in the condensed consolidated statement of operations, and the Company anticipates additional volatility to the Company's statements of operations in future periods, due to changes in market prices of the Company's investments in publicly held equity investments and the valuation and timing of observable price changes and impairments of its investments in privately held securities.

ASU 2016-16
In October 2016, the FASB issued ASU 2016-16, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The Company adopted the standard in the first quarter of fiscal 2019 using the modified retrospective transition method and reclassified a cumulative-effect adjustment to reduce retained earnings as of the effective date of approximately $18 million.
Accounting Pronouncements Pending Adoption
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which requires lessees to record most leases on their balance sheets but recognize the expenses on their statements of operations in a manner similar to current accounting rules. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The new standard is effective for interim and annual periods beginning after December 15, 2018 on a modified retrospective basis. The Company is in the process of implementing changes to its systems, processes and controls, in conjunction with its review of existing lease agreements, in order to adopt the new standard in its first quarter of fiscal 2020. The Company expects its leases designated as operating leases in Note 14, “Commitments,” will be reported on the consolidated balance sheets upon adoption. The Company is currently evaluating the impact to its consolidated financial statements and as it relates to other aspects of the business.
In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13) "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. The Company is currently in the process of evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements in order to adopt the new standard in the first quarter of fiscal 2021.
In March 2018, the FASB issued Accounting Standards Update No. 2018-230 (ASU 2018-230) "Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract; Disclosures for Implementation Costs Incurred for Internal-Use Software and Cloud Computing Arrangements," which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset. ASU 2018-230 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. The Company is currently in the process of evaluating the impact of the adoption of ASU 2018-230 on its consolidated financial statements.
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Sales Cloud	$1,004	$891	$1,969	$1,721
Service Cloud	892	700	1,740	1,356
Salesforce Platform and Other	712	463	1,287	887
Marketing and Commerce Cloud	452	329	874	628
	$3,060	$2,383	$5,870	$4,592

Total Revenue by Geographic Locations
Revenues by geographical region consisted of the following (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Americas	$2,338	$1,868	$4,439	$3,633
Europe	629	466	1,235	875
Asia Pacific	314	243	613	466
	$3,281	$2,577	$6,287	$4,974
Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 96 percent during the three and six months ended July 31, 2018 and 2017, respectively. No other country represented more than ten percent of total revenue during the three and six months ended July 31, 2018 and 2017.
Contract Balances
As described in Note 1, subscription and support revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract. Under Topic 606 the timing and amount of revenue recognition may differ in certain situations from the revenue recognized under previous accounting guidance, which included a contingent revenue rule that limited subscription and support revenue to the customer invoice amount for the period of service (collectively billings). Under Topic 606, the Company records a contract asset when revenue recognized on a contract exceeds the billings. Contract assets were $228 million at July 31, 2018, which includes the acquired contract asset balance from the May 2018 MuleSoft acquisition. The contract assets were $81 million at January 31, 2018.
Unearned Revenue
Topic 606 introduced the concept of unearned revenue, which is substantially similar to deferred revenue under previous accounting guidance, except for the removal of the limitation on contingent revenue. The unearned revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Unearned revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services, including software licenses, described above and is recognized as revenue when transfer of control to customers has occurred. The Company generally invoices customers in annual installments. The unearned revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration, invoice timing, dollar size and new business linearity within the quarter.
The changes in unearned revenue were as follows (in millions):

	Three Months Ended July 31, 2018	Three Months Ended April 30, 2018
Unearned revenue, beginning of period	$6,201	$6,995
Billings and other*	2,875	2,211
Contribution from contract asset	31	(6)
Revenue recognized over time	(3,052)	(2,866)
Revenue recognized at a point in time	(229)	(140)
Unearned revenue from business combinations	57	7
Unearned revenue, end of period	$5,883	$6,201
*Other includes, for example, the impact of foreign currency translation
Revenue recognized over time is generally billed in advance and includes cloud services, the related support and fixed fee professional services. The majority of revenue recognized in each quarter for these services is from the beginning of period unearned revenue balance. Revenue recognized at a point in time includes professional services billed on a time and materials basis, training classes and the portion of software license arrangements allocated to the on-premise performance obligation; these items are primarily billed, delivered and recognized within the same reporting period.
Remaining Performance Obligation (Formerly "Remaining Transaction Price")
Topic 606 also introduced the concept of remaining transaction price, which is different than unbilled deferred revenue under previous accounting guidance. Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price allocated to the remaining performance obligation is influenced by several factors, including seasonality, the timing of renewals, average contract terms and foreign currency exchange rates. Unbilled portions of the remaining performance obligations denominated in foreign currencies are revalued each period based on the period end exchange rates.
The Company applied the practical expedient in accordance with Topic 606 to exclude amounts related to performance obligations that are billed and recognized as they are delivered. This primarily consists of professional services contracts that are on a time-and-material basis.
Remaining performance obligation consisted of the following (in billions):

	Current	Noncurrent	Total
As of July 31, 2018*	$9.8	$11.2	$21.0
*Includes $200 million of acquired Remaining Performance Obligation from the MuleSoft May 2018 acquisition.
3. Investments
Marketable Securities
At July 31, 2018, marketable securities consisted of the following (in millions):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$676	$0	$(9)	$667
U.S. treasury securities	90	0	(2)	88
Mortgage backed obligations	80	0	(2)	78
Asset backed securities	158	0	(2)	156
Municipal securities	39	0	(1)	38
Foreign government obligations	53	0	(1)	52
U.S. agency obligations	4	0	0	4
Covered bonds	25	0	0	25
Total marketable securities	$1,125	$0	$(17)	$1,108
At January 31, 2018, marketable securities consisted of the following (in millions):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$1,223	$1	$(7)	$1,217
U.S. treasury securities	196	0	(2)	194
Mortgage backed obligations	100	0	(1)	99
Asset backed securities	251	0	(1)	250
Municipal securities	53	0	(1)	52
Foreign government obligations	87	0	(1)	86
U.S. agency obligations	19	0	0	19
Commercial paper	11	0	0	11
Covered bonds	51	0	(1)	50
Total marketable securities	$1,991	$1	$(14)	$1,978

The contractual maturities of the investments classified as marketable securities are as follows (in millions):

	As of
	July 31, 2018	January 31, 2018
Due within 1 year	$157	$395
Due in 1 year through 5 years	948	1,579
Due in 5 years through 10 years	3	4
	$1,108	$1,978
As of July 31, 2018, the following marketable securities were in an unrealized loss position (in millions):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$584	$(9)	$38	$0	$622	$(9)
U.S. treasury securities	82	(2)	6	0	88	(2)
Mortgage backed obligations	62	(1)	15	(1)	77	(2)
Asset backed securities	148	(2)	9	0	157	(2)
Municipal securities	27	(1)	10	0	37	(1)
Foreign government obligations	52	(1)	0	0	52	(1)
	$955	$(16)	$78	$(1)	$1,033	$(17)
The unrealized losses for each of the fixed rate marketable securities were less than $1 million. The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of July 31, 2018, such as the Company's intent to hold and whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment's amortized basis. The Company expects to receive the full principal and interest on all of these marketable securities.
Investment Income
Investment income consists of interest income, realized gains and realized losses on the Company’s cash, cash equivalents and marketable securities. The components of investment income are presented below (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Interest income	$12	$8	$32	$14
Realized gains	0	1	1	1
Realized losses	0	0	(5)	(1)
Investment income	$12	$9	$28	$14
Reclassification adjustments out of accumulated other comprehensive income into investment income were immaterial for the three and six months ended July 31, 2018 and 2017.
Strategic Investments
Strategic investments by form and measurement category as of July 31, 2018 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other (1)	Total
Equity securities	$430	$667	$36	$1,133
Debt securities	53	0	16	69
Balance as of July 31, 2018	$483	$667	$52	$1,202

(1) Other includes the Company's investments accounted for under the equity method of accounting or amortized cost.

Measurement Alternative Adjustments
Privately held equity investments, which are included in the table above, accounted for under the measurement alternative as of July 31, 2018 were as follows (in millions):

	Three Months Ended July 31, 2018	Six Months Ended July 31, 2018
Carrying amount, beginning of period	$554	$548
Adjustments related to privately held equity investments:
Net additions	19	30
Unrealized gains, losses and impairments on strategic investments	94	89
Carrying amount, end of period	$667	$667
Gains (losses) on strategic investments, net
Gains and losses recognized in the three and six months ended July 31, 2018 and 2017 were as follows (in millions):

2	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Net gains recognized on publicly traded securities	$65	$0	$276	$0
Net gains (losses) recognized on privately held securities	78	(8)	78	(5)
Gains (losses) on strategic investments, net	$143	$(8)	$354	$(5)
Net gains recognized in the three and six months ended July 31, 2018 for investments still held as of July 31, 2018 were $142 million and $344 million, respectively. This excludes recognized gains on the sale of investments for the three and six months ended July 31, 2018 of $1 million and $10 million, respectively.
4. Derivatives
Details on outstanding foreign currency derivative contracts are presented below (in millions):

	As of
	July 31, 2018	January 31, 2018
Notional amount of foreign currency derivative contracts	$1,566	$1,871
Fair value of foreign currency derivative contracts	(1)	12
The fair value of the Company’s outstanding derivative instruments not designated as hedging instruments are summarized below (in millions):

		As of
	Balance Sheet Location	July 31, 2018	January 31, 2018
Foreign currency derivative contracts	Prepaid expenses and other current assets	$1	$18
Gains/losses on derivative instruments not designated as hedging instruments recorded in Other income in the condensed consolidated statements of operations during the three and six months ended July 31, 2018 and 2017, respectively, are summarized below (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Foreign currency derivative contracts	$(10)	$3	$10	$10
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
The following table presents information about the Company’s assets that are measured at fair value as of July 31, 2018 and indicates the fair value hierarchy of the valuation (in millions):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of July 31, 2018
Cash equivalents (1):
Time deposits	$0	$253	$0	$253
Money market mutual funds	1,364	0	0	1,364
Marketable securities:
Corporate notes and obligations	0	667	0	667
U.S. treasury securities	0	88	0	88
Mortgage backed obligations	0	78	0	78
Asset backed securities	0	156	0	156
Municipal securities	0	38	0	38
Foreign government obligations	0	52	0	52
U.S. agency obligations	0	4	0	4
Covered bonds	0	25	0	25
Foreign currency derivative contracts (2)	0	1	0	1
Total assets	$1,364	$1,362	$0	$2,726
___________
(1)Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheet as of July 31, 2018, in addition to $702 million of cash.
(2)Included in “prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheet as of July 31, 2018.

The following table presents information about the Company’s assets that are measured at fair value as of January 31, 2018 and indicates the fair value hierarchy of the valuation (in millions):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of January 31, 2018
Cash equivalents (1):
Time deposits	$0	$543	$0	$543
Money market mutual funds	1,389	0	0	1,389
Marketable securities:
Corporate notes and obligations	0	1,217	0	1,217
U.S. treasury securities	0	194	0	194
Mortgage backed obligations	0	99	0	99
Asset backed securities	0	250	0	250
Municipal securities	0	52	0	52
Foreign government obligations	0	86	0	86
U.S. agency obligations	0	19	0	19
Commercial paper	0	11	0	11
Covered bonds	0	50	0	50
Foreign currency derivative contracts (2)	0	18	0	18
Total assets	$1,389	$2,539	$0	$3,928
______________
(1)Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheet as of January 31, 2018, in addition to $611 million of cash.
(2)Included in “prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheet as of January 31, 2018.
6. Property and Equipment
Property and Equipment
Property and equipment, net consisted of the following (in millions):

	As of
	July 31, 2018	January 31, 2018
Land	$184	$184
Buildings and building improvements	629	626
Computers, equipment and software	1,700	1,629
Furniture and fixtures	156	139
Leasehold improvements	952	825
Property and equipment, gross	3,621	3,403
Less accumulated depreciation and amortization	(1,635)	(1,456)
Property and equipment, net	$1,986	$1,947
Depreciation and amortization expense totaled $101 million and $95 million during the three months ended July 31, 2018 and 2017, respectively, and $190 million and $183 million during the six months ended July 31, 2018 and 2017, respectively.
Computers, equipment and software at July 31, 2018 and January 31, 2018 included a total of $709 million and $709 million acquired under capital lease agreements, respectively. Accumulated amortization relating to computers, equipment and software acquired under capital leases totaled $484 million and $450 million, respectively, at July 31, 2018 and January 31, 2018. Amortization of assets acquired under capital leases is included in depreciation and amortization expense.

7. Business Combinations
MuleSoft
In May 2018, the Company acquired all outstanding stock of MuleSoft, which provides a platform for building application networks that connect enterprise apps, data and devices, across any cloud and on-premise solution. The Company has included the financial results of MuleSoft in the consolidated financial statements from the date of acquisition. The transaction costs associated with its acquisition for the six months ended July 31, 2018, were approximately $24 million and were recorded in general and administrative expense. The acquisition date fair value of the consideration transferred for MuleSoft was approximately $6.4 billion, which consisted of the following (in millions):

Fair Value
Cash	$4,860
Common stock issued	1,178
Fair value of stock options and restricted stock awards assumed	387
Total	$6,425
The fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model. The share conversion ratio of 0.3680 was applied to convert MuleSoft’s outstanding equity awards for MuleSoft’s common stock into equity awards for shares of the Company’s common stock.
The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of acquisition (in millions):

Fair Value
Cash and cash equivalents	$59
Marketable securities	231
Accounts receivable	69
Contract asset	122
Other current and noncurrent assets	29
Acquired customer contract asset, current and noncurrent	61
Intangible assets	1,279
Goodwill	4,816
Accounts payable, accrued expenses and other liabilities, current and noncurrent	(40)
Unearned revenue	(57)
Deferred tax liability	(144)
Net assets acquired	$6,425
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The deferred tax liability established was primarily a result of the difference in the book basis and tax basis related to the identifiable intangible assets. The fair values of assets acquired and liabilities assumed, including current and noncurrent income taxes payable and deferred taxes, may be subject to change as additional information is received and certain tax returns are finalized. Accordingly, the provisional measurements of fair value of the income taxes payable and deferred taxes set forth above are subject to change. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in millions):

	Fair Value	Useful Life
Developed technology	$224	4 years
Customer relationships	1,046	8 years
Other purchased intangible assets	9	1 year
Total intangible assets subject to amortization	$1,279
Developed technology represents the fair value of MuleSoft's Anypoint technology. Customer relationships represent the fair values of the underlying relationships with MuleSoft customers. The goodwill balance is primarily attributed to the assembled workforce and expanded market opportunities when integrating MuleSoft's Anypoint technology with the Company’s other offerings. The goodwill balance is not deductible for U.S. income tax purposes.
The Company assumed unvested options and restricted stock with a fair value of $824 million. Of the total consideration, $387 million was allocated to the purchase consideration and $437 million was allocated to future services and will be expensed over the remaining service periods on a straight-line basis.
The amounts of revenue and pretax income of MuleSoft included in the Company’s condensed consolidated statement of operations from the acquisition date in May 2018 to the period ending July 31, 2018 are as follows (in millions):

Total revenues	$122
Pretax loss	(105)
The following pro forma financial information summarizes the combined results of operations for the Company and MuleSoft, as though the companies were combined as of the beginning of the Company’s fiscal 2017.
The unaudited pro forma financial information was as follows (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Total revenues	$3,281	$2,645	$6,371	$5,094
Pretax income (loss)	269	(78)	596	(262)
Net income (loss)	201	(96)	486	(134)
The pro forma financial information for all periods presented above has been calculated after adjusting the results of MuleSoft to reflect the business combination accounting effects resulting from this acquisition, including the amortization expense from acquired intangible assets and the stock-based compensation expense for unvested stock options and restricted stock awards assumed as well as the interest expense associated with the Company's issuance of debt prior to the acquisition as though the acquisition occurred as of the beginning of the Company’s fiscal year 2018, which was the driver of the net losses for the three and six months ended July 31, 2017. The historical consolidated financial statements have been adjusted in the pro forma combined financial statements to give effect to pro forma events that are directly attributable to the business combination and factually supportable. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the Company’s fiscal 2018.
The pro forma financial information for the six months ended July 31, 2018 and 2017 combines the historical results of the Company for the six months ended July 31, 2018 and 2017, the adjusted historical results of MuleSoft for the six months ended July 31, 2018 and 2017, due to differences in reporting periods and considering the date the Company acquired MuleSoft, and the effects of the pro forma adjustments listed above. Prior to being acquired, MuleSoft's fiscal year concluded on December 31. Net income for the six months ended July 31, 2017 above includes a discrete tax benefit of $139 million, resulting from a partial release of valuation allowance in connection with the acquisition. The net deferred tax liability from the acquisition of MuleSoft provided a source of additional income to support the realizability of the Company's pre-existing deferred tax assets. The deferred tax liability considered the 21 percent corporate tax rate enacted by the Tax Act.

CloudCraze
In April 2018, the Company acquired all outstanding stock of CloudCraze LLC ("CloudCraze"), for consideration consisting of cash and equity awards assumed. CloudCraze is a commerce platform that allows businesses to generate online revenue and scale for growth. CloudCraze delivers interactions across commerce, sales, marketing and service. The Company has included the financial results of CloudCraze in the consolidated financial statements from the date of acquisition, which have not been material to date. The transaction costs associated with the acquisition were not material.
The acquisition date fair value consideration transferred for CloudCraze was approximately $190 million, which consisted of cash and the fair value of stock options and restricted stock awards assumed. The Company recorded approximately $58 million for developed technology and customer relationships with estimated useful lives of one to seven years. The Company recorded approximately $134 million of goodwill which is primarily attributed to the assembled workforce and expanded market opportunities from integrating CloudCraze's technology with the Company's other offerings. The goodwill balance is deductible for U.S. income tax purposes. The fair value of current and noncurrent income taxes payable and deferred taxes, may be subject to change as additional information is received and certain tax returns are finalized. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
8. Intangible Assets Acquired Through Business Combinations and Goodwill
Intangible assets acquired through business combinations
Intangible assets acquired through business combinations are as follows (in millions):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Remaining Useful Life (Years)
	Jan 31, 2018	Additions and retirements, net	July 31, 2018	Jan 31, 2018	Expense and retirements, net	July 31, 2018	Jan 31, 2018	July 31, 2018
Acquired developed technology	$1,027	$241	$1,268	$(677)	$(91)	$(768)	$350	$500	3.0
Customer relationships	831	1,086	1,917	(359)	(93)	(452)	472	1,465	6.7
Other (1)	53	2	55	(48)	(4)	(44)	5	11	1.9
Total	$1,911	$1,329	$3,240	$(1,084)	$(188)	$(1,264)	$827	$1,976	5.7
(1)Included in other are trade names, trademarks and territory rights.
Amortization of intangible assets resulting from business combinations for the three months ended July 31, 2018 and 2017 was $119 million and $74 million, respectively, and for the six months ended July 31, 2018 and 2017 was $188 million and $149 million, respectively.
The expected future amortization expense for intangible assets as of July 31, 2018 is as follows (in millions):

Fiscal Period:
Remaining six months of Fiscal 2019	$235
Fiscal 2020	426
Fiscal 2021	368
Fiscal 2022	305
Fiscal 2023	186
Thereafter	456
Total amortization expense	$1,976
Goodwill
The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, were as follows (in millions):

Balance as of January 31, 2018	$7,314
CloudCraze Acquisition	134
Mulesoft Acquisition	4,816
Adjustments of acquisition date fair values, including the effect of foreign currency translation	(10)
Balance as of July 31, 2018	$12,254

9. Debt
The carrying values of the Company's borrowings were as follows (in millions):

Instrument	Date of issuance	Maturity date	Effective interest rate for the three months ended July 31, 2018	July 31, 2018	January 31, 2018
2021 Term Loan	May 2018	May 2021	2.88%	$499	$0
2023 Senior Notes	April 2018	April 2023	3.26%	992	0
2028 Senior Notes	April 2018	April 2028	3.70%	1,487	0
2019 Term Loan	July 2016	July 2019	2.87%	499	498
Loan assumed on 50 Fremont	February 2015	June 2023	3.75%	199	199
0.25% Convertible Senior Notes	March 2013	April 2018	2.53% (1)	0	1,023
Total carrying value of debt				3,676	1,720
Less current portion of debt				(503)	(1,025)
Total noncurrent debt				$3,173	$695
(1) From February 1, 2018 through maturity, the effective interest rate for the Convertible Senior Notes was 2.53%.
Each of the Company's debt agreements requires it to maintain compliance with certain debt covenants, all of which the Company was in compliance with as of July 31, 2018.
The expected future principal payments for all borrowings as of July 31, 2018 is as follows (in millions):

Fiscal period:
Remaining six months of Fiscal 2019	$2
Fiscal 2020	504
Fiscal 2021	4
Fiscal 2022	504
Fiscal 2023	4
Thereafter	2,682
Total principal outstanding	$3,700
2021 Term Loan
In April 2018, the Company entered into a new three-year unsecured term loan with Bank of America, N.A. and certain other institutional lenders for $500 million (“2021 Term Loan”) that matures in May 2021. The net proceeds of the 2021 Term Loan were for the purpose of partially funding the acquisition of MuleSoft and were received in May 2018. For the three and six months ended July 31, 2018, total interest expense recognized was $4 million. Accrued interest on the 2021 Term Loan was immaterial as of July 31, 2018. As of July 31, 2018, the noncurrent outstanding principal portion was $500 million.
2023 Senior Notes
In April 2018, the Company issued an aggregate principal amount of $1.0 billion in senior notes that will mature in April 2023 and bear interest at a fixed rate of 3.25 percent per annum ("2023 Senior Notes"). The interest is payable semi-annually in April and October of each year, commencing in October 2018. The Company incurred issuance costs of $8 million in connection with the 2023 Senior Notes that, along with the debt discount upon issuance, are being amortized to interest expense over the term of the 2023 Senior Notes. The 2023 Senior Notes are unsecured and rank equally in right of payment with all of the other senior unsecured indebtedness. For the three and six months ended July 31, 2018, total interest expense recognized was $8 million and $10 million, respectively. Accrued interest on the 2023 Senior Notes was $10 million as of July 31, 2018. As of July 31, 2018, the noncurrent outstanding principal portion was $1.0 billion.
2028 Senior Notes
In April 2018, the Company issued an aggregate principal amount of $1.5 billion in senior notes that will mature in April 2028 and bear interest at a fixed rate of 3.70 percent per annum ("2028 Senior Notes"). The interest is payable semi-annually in April and October of each year, commencing in October 2018. The Company incurred issuance costs of $13 million in connection with the 2028 Senior Notes that, along with the debt discount upon issuance, are being amortized to interest expense over the term of the 2028 Senior Notes. The 2028 Senior Notes are unsecured and rank equally in right of payment with all of the other senior unsecured indebtedness. For the three and six months ended July 31, 2018, total interest expense recognized was $14 million and $17 million, respectively. Accrued interest on the 2028 Senior Notes was $17 million as of July 31, 2018. As of July 31, 2018, the noncurrent outstanding principal portion was $1.5 billion.
Bridge Facility
In March 2018, the Company entered into a commitment letter, pursuant to which certain lenders agreed to provide a senior unsecured 364-day bridge loan facility of up to $3.0 billion (the "Bridge Facility”) for the purpose of providing the financing to support the Company's acquisition of MuleSoft.
Under the terms of the commitment letter, the Bridge Facility was terminated upon execution of the 2023 Senior Notes, 2028 Senior Notes and 2021 Term Loan in April 2018. For the six months ended July 31, 2018, the Company incurred costs in connection with the Bridge Facility of approximately $11 million that were recorded to interest expense.
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
For the three months ended July 31, 2018 and 2017, total interest expense recognized was $4 million and $3 million, respectively. For the six months ended July 31, 2018 and 2017, total interest expense recognized was $7 million and $5 million, respectively. Accrued interest on the 2019 Term Loan was immaterial as of July 31, 2018. As of July 31, 2018, the current outstanding principal portion was $500 million.
Loan Assumed on 50 Fremont
The Company assumed a $200 million loan with the acquisition of 50 Fremont in San Francisco, California (“Loan”). The Loan bears an interest rate of 3.75% per annum and is due in June 2023. Starting in July 2018, principal and interest payments are required, with the remaining principal due at maturity. For the three months ended July 31, 2018 and 2017, total interest expense recognized was $2 million and $2 million, respectively. For the six months ended July 31, 2018 and 2017, total interest expense recognized was $4 million and $4 million, respectively. Accrued interest on the Loan was immaterial as of July 31, 2018. As of July 31, 2018, the current and noncurrent outstanding principal portion was $4 million and $196 million, respectively. The Loan can be prepaid at any time subject to a yield maintenance fee.
Convertible Senior Notes
In March 2013, the Company issued at par value $1.15 billion of 0.25% convertible senior notes (the “0.25% Senior Notes”, or “Notes”) due in April 2018. The Notes matured in April 2018 and the Company repaid $1.0 billion in cash of principal balance of the Notes during the Company's first quarter of fiscal 2019. The Company also distributed approximately 7 million shares of the Company's common stock to noteholders during fiscal 2019, which represents the conversion value in excess of the principal amount.
To minimize the impact of potential economic dilution upon conversion of the Notes, also in March 2013, the Company entered into convertible note hedge transactions with respect to its common stock. The Company received approximately 7 million shares of the Company's common stock from the exercise of the notes hedges related to the 0.25% Senior Notes during this same period.

Warrants
In March 2013, the Company entered into a warrants transaction (“0.25% Warrants”), whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, shares of the Company’s common stock. The 0.25% Warrants were separate transactions entered into by the Company and were not part of the terms of the 0.25% Senior Notes or the related note hedges. In June 2018, the Company entered into agreements with each of the 0.25% Warrants counterparties to amend and early settle the 0.25% Warrants prior to their scheduled expiration beginning in July 2018. As a result of this amendment, during the three months ended July 31, 2018, the Company issued, in the aggregate, approximately 6 million shares to the counterparties to settle, via a net share settlement, the entirety of the 0.25% Warrants, which increased the shares used in computing basic net income per share by 2 million and 1 million for the three and six months ended July 31, 2018, respectively.
Revolving Credit Facility
In April 2018, the Company entered into a Second Amended and Restated Credit Agreement ("Revolving Loan Credit Agreement") with Wells Fargo Bank, National Association, and certain other institutional lenders that provides for $1.0 billion unsecured revolving credit facility (“Credit Facility”) that matures in April 2023. The Revolving Loan Credit Agreement amended and restated the Company’s existing revolving credit facility dated July 2016. The Company may use the proceeds of future borrowings under the Credit Facility for refinancing other indebtedness, working capital, capital expenditures and other general corporate purposes, including permitted acquisitions.
There were no outstanding borrowings under the Credit Facility as of July 31, 2018. The Company continues to pay a commitment fee on the available amount of the Credit Facility, which is included within interest expense in the Company's condensed consolidated statement of operations.
Interest Expense on Debt
The following table sets forth total interest expense recognized related to debt (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Contractual interest expense	$31	$6	$42	$11
Amortization of debt issuance costs	1	2	13	3
Amortization of debt discount	0	6	4	13
	$32	$14	$59	$27
10. Other Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in millions):

	As of
	July 31, 2018	January 31, 2018
Prepaid income taxes	$15	$33
Other taxes receivable	39	33
Prepaid expenses and other current assets	672	405
	$726	$471
Capitalized Software, net
Capitalized software, net at July 31, 2018 and January 31, 2018 was $145 million and $146 million, respectively. Accumulated amortization relating to capitalized software, net totaled $363 million and $326 million, respectively, at July 31, 2018 and January 31, 2018.
Capitalized internal-use software amortization expense totaled $19 million and $19 million for the three months ended July 31, 2018 and 2017, respectively, and $38 million and $37 million for the six months ended July 31, 2018 and 2017, respectively.

Other Assets, net
Other assets, net consisted of the following (in millions):

	As of
	July 31, 2018	January 31, 2018
Deferred income taxes, noncurrent, net	$43	$36
Long-term deposits	25	24
Domain names and patents, net	33	23
Customer contract assets resulting from business combinations (1)	170	159
Other	188	142
	$459	$384
(1) Customer contract assets resulting from business combinations reflects the fair value of future billings of amounts that are contractually committed by acquired companies' existing customers as of the acquisition date.
Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities consisted of the following (in millions):

	As of
	July 31, 2018	January 31, 2018
Accounts payable	$201	$76
Accrued compensation	674	1,001
Accrued income and other taxes payable	303	306
Capital lease obligation, current	205	103
Other current liabilities	700	561
	$2,083	$2,047
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following (in millions):

	As of
	July 31, 2018	January 31, 2018
Deferred income taxes and income taxes payable	$136	$121
Financing obligation - leased facility	197	198
Long-term lease liabilities and other	320	527
	$653	$846
11. Stockholders’ Equity
The Company maintains the following stock plans: the ESPP, the 2013 Equity Incentive Plan and the 2014 Inducement Equity Incentive Plan (“2014 Inducement Plan”).
As of July 31, 2018 and January 31, 2018, $62 million and $63 million, respectively, was withheld on behalf of employees for future purchases under the ESPP and is recorded in accounts payable, accrued expenses and other liabilities.
From February 1, 2006 through July 2013, options issued had a term of five years. After July 2013, options issued have a term of seven years.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three Months Ended July 31,		Six Months Ended July 31,
Stock Options	2018	2017	2018	2017
Volatility	27.8%	30.8%	27.8 - 28%	30.8 - 31.4%
Estimated life	3.5 years	3.5 years	3.5 years	3.5 years
Risk-free interest rate	2.7 - 2.8%	1.6%	2.5 -2.8%	1.4 - 1.6%
Weighted-average fair value per share of grants	$32.35	$22.20	$28.69	$21.08
The fair value of each ESPP shares was estimated on the first day of the offering period using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three Months Ended July 31,
ESPP	2018	2017
Volatility	22.5 - 23.5%	26.8 - 27.6%
Estimated life	0.75 years	0.75 years
Risk-free interest rate	1.97 - 2.27%	1.1 - 1.2%
Weighted-average fair value per share of grants	$32.26	$21.13
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
In the first quarter and second quarter of fiscal 2019, the Company granted additional performance-based restricted stock unit awards to certain employees, including the Chairman of the Board and Co-Chief Executive Officer and other senior executives. The performance-based restricted stock unit awards are subject to vesting based on a performance-based condition and a service-based condition. At the end of the three-year service period, based on the Company's share price performance, these performance-based restricted stock units will vest in a percentage of the target number of shares between 0 and 200%, depending on the extent the performance condition is achieved.

Stock activity excluding the ESPP is as follows:

		Options Outstanding
	Shares Available for Grant (in thousands)	Outstanding Stock Options (in thousands)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2018	50,313	21,735	$65.96
Increase in shares authorized:
2013 Equity Incentive Plan	40,000	0	0.00
Assumed equity plans	7,434	0	0.00
Options granted under all plans	(12,571)	12,571	71.51
Restricted stock activity	(18,637)	0	0.00
Performance-based restricted stock units	(1,911)	0	0.00
Stock grants to board and advisory board members	(81)	0	0.00
Exercised	0	(5,344)	42.84
Plan shares expired	(49)	0	0.00
Canceled	794	(794)	81.06
Balance as of July 31, 2018	65,292	28,168	$72.40	$1,825
Vested or expected to vest		26,081	$70.69	$1,735
Exercisable as of July 31, 2018		12,319	$54.96	$1,013
The total intrinsic value of the options exercised during the six months ended July 31, 2018 and 2017 was $463 million and $235 million, respectively. The intrinsic value is the difference between the current market value of the stock and the exercise price of the stock option.
The weighted-average remaining contractual life of vested and expected to vest options is approximately 5 years.
As of July 31, 2018, options to purchase 12 million shares were vested at a weighted average exercise price of $54.96 per share and had a remaining weighted-average contractual life of approximately 4 years. The total intrinsic value of these vested options as of July 31, 2018 was $1.0 billion.
During the six months ended July 31, 2018, the Company recognized stock-based expense related to its equity plans for employees and non-employee directors of $603 million. As of July 31, 2018, the aggregate stock compensation remaining to be amortized to costs and expenses was approximately $2.9 billion. The Company will amortize this stock compensation balance as follows: $660 million during the remaining six months of fiscal 2019; $1.0 billion during fiscal 2020; $714 million during fiscal 2021; $400 million during fiscal 2022; $67 million during fiscal 2023 and $8 million thereafter. The expected amortization reflects only outstanding stock awards as of July 31, 2018 and assumes no forfeiture activity.
The aggregate stock compensation remaining to be amortized to costs and expenses will be recognized over a weighted average period of 2 years.
The following table summarizes information about stock options outstanding as of July 31, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares (in thousands)	Weighted- Average Exercise Price
$0.36 to $21.54	3,979	6.7	$12.40	2,082	$9.87
$22.12 to $59.34	6,980	3.4	53.60	6,101	54.70
$59.37 to $75.01	1,257	5.6	68.84	476	71.04
$75.57	4,326	5.3	75.57	1,362	75.57
$76.48 to $81.88	4,041	4.4	80.70	2,209	80.75
$82.08 to $114.13	1,205	6.1	95.72	89	85.67
$118.04 to $146.87	6,380	6.6	119.27	0	0.00
	28,168	5.3	$72.40	12,319	$54.96

Restricted stock activity is as follows:

	Restricted Stock Outstanding
	Outstanding (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2018	19,018	$77.85
Granted - restricted stock units and awards	10,663	119.88
Granted - performance-based stock units	453	118.59
Canceled	(1,050)	84.15
Vested and converted to shares	(4,180)	74.15
Balance as of July 31, 2018	24,904	$96.86	$3,416
Expected to vest	21,319		$2,924
The restricted stock, which upon vesting entitles the holder to one share of common stock for each share of restricted stock, has an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and generally vests over four years. The total fair value of shares vested during the six months ended July 31, 2018 and 2017 was $511 million and $338 million, respectively.
Common Stock
The following number of shares of common stock were reserved and available for future issuance at July 31, 2018 (in thousands):

Options outstanding	28,168
Restricted stock awards and units and performance-based stock units outstanding	24,904
Stock available for future grant:
2013 Equity Incentive Plan	64,912
2014 Inducement Plan	273
Amended and Restated 2004 Employee Stock Purchase Plan	5,743
Acquired equity plans	107
124,107
12. Income Taxes
Effective Tax Rate
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year to date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. For the six months ended July 31, 2018, the Company reported a tax benefit of $27 million on a pretax income of $616 million, which resulted in a negative effective tax rate of 4 percent. Included in this tax amount was a discrete tax benefit of $139 million from a partial release of the valuation allowance in connection with the acquisition of MuleSoft. The net deferred tax liability from the acquisition of MuleSoft provided a source of additional income to support the realizability of the Company's pre-existing deferred tax assets and as a result, the Company released a portion of its valuation allowance. The tax benefit associated with the release of the valuation allowance was partially offset by income taxes in profitable jurisdictions outside of the United States.
On July 24, 2018, the U.S. Ninth Circuit Court of Appeals reversed the U.S. Tax Court's decision in Altera Corp v. Commissioner, and upheld the regulation that required stock-based compensation to be included in an inter-company cost-sharing arrangement. The decision was withdrawn on August 7, 2018, and the Company reassessed its current tax position, which resulted in a change to its deferred taxes. The related income tax effects were offset by the valuation allowance.
In December 2017, the Tax Act was enacted into law, significantly changing income tax law that affects U.S.
corporations. Key changes included a corporate tax rate reduction from 35 percent to 21 percent effective January 1, 2018, expensing of certain qualified property, significant changes to the U.S international tax system such as a one-time transition tax on accumulated foreign earnings, and how foreign earnings are subject to U.S. tax. Due to the timing of the Tax Act and additional guidance and interpretations that may be issued in the future, the Company has not completed its analysis of the effects of the Tax Act and recorded provisional estimates in the period ended January 31, 2018. The provisional estimates will be adjusted during the measurement period defined under SAB 118, based upon the Company's ongoing analysis of its data and tax positions along with new guidance from regulators and interpretations of the law. During the three months ended July 31, 2018, the Company adjusted certain items related to the provisional estimates. These adjustments did not significantly impact the Company's financial statements due to the Company's valuation allowance against U.S. deferred tax assets.
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
For the six months ended July 31, 2017, the Company reported a tax provision of $6 million on a pretax income of $53 million, which resulted in an effective tax rate of 11 percent. In computing the estimated annual effective tax rate, the Company expected pretax income for the full year and projected tax expense primarily related to profitable jurisdictions outside the United States. In addition, the tax benefit included a discrete benefit relating to the realization of certain U.S. state deferred taxes.
Tax Benefits Related to Stock-Based Compensation
The income tax benefit related to stock-based compensation was $112 million and $139 million for the six months ended July 31, 2018 and 2017, respectively, the majority of which was not recognized as a result of the valuation allowance.
Unrecognized Tax Benefits and Other Considerations
The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. Certain prior year tax returns are currently being examined or reviewed by various taxing authorities in countries including the United States, United Kingdom and Germany. In March 2017, the Company received the final notice of proposed adjustments primarily related to transfer pricing issues from the Internal Revenue Service and is currently appealing the proposed adjustments. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the tax audits cannot be predicted with certainty, if any issues addressed in the Company's tax audits are resolved in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future. Generally, any adjustments resulting from the U.S. audits should not have a significant impact to the Company's tax provision due to its valuation allowance. In addition, the Company anticipates it is reasonably possible that a decrease of unrecognized tax benefits up to approximately $4 million may occur in the next 12 months, as the applicable statutes of limitations lapse, ongoing examinations are completed, or tax positions meet the conditions of being effectively settled.
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

A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is as follows (in millions):

2	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Numerator:
Net income	$299	$46	$643	$47
Denominator:
Weighted-average shares outstanding for basic earnings per share	747	712	737	709
Effect of dilutive securities:
Convertible senior notes	0	4	2	4
Employee stock awards	23	13	20	13
Warrants	4	0	4	0
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	774	729	763	726
The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Employee stock awards	7	13	5	13
Warrants	0	17	0	17
14. Commitments
Letters of Credit
As of July 31, 2018, the Company had a total of $104 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through December 2030.
Leases
The Company leases facilities space and certain fixed assets under non-cancelable operating and capital leases with various expiration dates.

As of July 31, 2018, the future minimum lease payments under non-cancelable operating and capital leases are as follows (in millions):

	Capital Leases	Operating Leases	Financing Obligation -Leased Facility (1)
Fiscal Period:
Remaining six months of Fiscal 2019	$12	$369	$11
Fiscal 2020	202	692	22
Fiscal 2021	0	558	23
Fiscal 2022	0	374	23
Fiscal 2023	0	317	24
Thereafter	0	1,305	187
Total minimum lease payments	214	$3,615	$290
Less: amount representing interest	(9)
Present value of capital lease obligations	$205
(1) Total Financing Obligation - Leased Facility noted above represents the total obligation on the lease agreement including amounts allocated to interest and the implied lease for the land. As of July 31, 2018, $217 million of the total $290 million above was recorded to Financing obligation leased facility, of which the current portion is included in "Accounts payable, accrued expenses and other liabilities" and the noncurrent portion is included in “Other noncurrent liabilities” on the condensed consolidated balance sheet.
The Company’s agreements for the facilities and certain services provide the Company with the option to renew. The Company’s future contractual obligations would change if the Company exercised these options.
The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Of the total operating lease commitment balance of $3.6 billion, approximately $2.9 billion is related to facilities space. The remaining commitment amount is related to computer equipment and furniture and fixtures.
The Company has entered into various contractual commitments with infrastructure service providers for a total commitment of $2.0 billion. As of July 31, 2018 the total remaining commitment is approximately $1.9 billion and $79 million is remaining to be paid this fiscal year.
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
In September 2013, one of the Company’s subsidiaries, ExactTarget, Inc. (“ExactTarget”), was added as a defendant in a purported class-action lawsuit that alleged that ExactTarget and one of its customers, Simply Fashion Stores, Ltd. (“Simply Fashion”), violated the Telephone Consumer Protection Act (“TCPA”) as a result of Simply Fashion’s text messaging campaigns and alleged failure to opt-out certain Simply Fashion customers from receiving messages. The complaint was subsequently amended to remove Simply Fashion as a defendant and the lawsuit is currently before the United States District Court for the Southern District of Indiana. The complaint seeks statutory damages and injunctive relief. While disputing the allegations of wrongdoing, the Company reached a settlement of the lawsuit for approximately $6 million in fiscal 2018. The parties submitted the settlement agreement to the Court for approval and the Court entered the preliminary approval order.  The Court held the final approval hearing on July 20, 2018.  The Court has not yet entered a final judgment.
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
Since the Foundation’s and Salesforce.org’s inception, the Company has provided at no charge certain resources to those entities' employees such as office space, furniture, equipment, facilities, services, and other resources. The value of these items was approximately $7 million and $4 million for the six months ended July 31, 2018 and 2017, respectively.
Additionally, the Company allows Salesforce.org to donate subscriptions of the Company’s services to other qualified non-profit organizations. The Company also allows Salesforce.org to resell the Company’s service to non-profit organizations and certain education entities. The Company does not charge Salesforce.org for these subscriptions, therefore income from subscriptions sold to non-profit organizations is donated back to the community through charitable grants made by the Foundation and Salesforce.org. The value of the subscriptions sold by Salesforce.org pursuant to the reseller agreement, as amended, was approximately $117 million and $83 million for the six months ended July 31, 2018 and 2017, respectively.
17. Subsequent Event
In August 2018, the Company acquired all outstanding stock of Datorama, Inc. ("Datorama"), which provides a platform for enterprises, agencies and publishers to integrate data across marketing channels and data sources. The preliminary acquisition date fair value of the consideration transferred for Datorama is estimated to be approximately $726 million net of cash acquired, which comprised of $121 million in cash, 3.7 million shares of common stock at a conversion price of $143.14 issued, and $93 million related to the fair value of stock options and restricted stock awards assumed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “assumes,” “may,” “should,” “could,” “would,” “foresees,” “forecasts,” “predicts,” “targets,” variations of such words and similar expressions are intended to identify such forward-looking statements, which may consist of, among other things, trend analyses and statements regarding future events, future financial performance, anticipated growth and industry prospects. These forward-looking statements are based on current expectations, estimates and forecasts, as well as the beliefs and assumptions of our management, and are subject to risks and uncertainties that are difficult to predict, including: the effect of general economic and market conditions; the impact of foreign currency exchange rate and interest rate fluctuations on our results; our business strategy and our plan to build our business, including our strategy to be the leading provider of enterprise cloud computing applications and platforms; the pace of change and innovation in enterprise cloud computing services; the competitive nature of the market in which we participate; our international expansion strategy; our service performance and security, including the resources and costs required to prevent, detect and remediate potential security breaches; the expenses associated with new data centers and third-party infrastructure providers; additional data center capacity; real estate and office facilities space; our operating results and cash flows; new services and product features; our strategy of acquiring or making investments in complementary businesses, joint ventures, services, technologies and intellectual property rights; the performance and fair value of our investments in complementary businesses through our strategic investment portfolio; our ability to realize the benefits from strategic partnerships and investments; our ability to successfully integrate acquired businesses and technologies; our ability to continue to grow and maintain unearned revenue and remaining performance obligation; our ability to protect our intellectual property rights; our ability to develop our brands; our reliance on third-party hardware, software and platform providers; our dependency on the development and maintenance of the infrastructure of the Internet; the effect of evolving domestic and foreign government regulations, including those related to the provision of services on the Internet, those related to accessing the Internet, and those addressing data privacy, cross-border data transfers and import and export controls; the valuation of our deferred tax assets; the potential availability of additional tax assets in the future; the impact of new accounting pronouncements and tax laws, including the U.S. Tax Cuts and Jobs Act, and interpretations thereof; uncertainties affecting our ability to estimate our tax rate; the impact of future gains or losses from our strategic investment portfolio; the impact of expensing stock options and other equity awards; the sufficiency of our capital resources; factors related to our 2023 and 2028 senior notes, revolving credit facility, 2019 and 2021 term loans and loan associated with 50 Fremont; compliance with our debt covenants and capital lease obligations; current and potential litigation involving us; and the impact of climate change. These and other risks and uncertainties may cause our actual results to differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below under “Risk Factors” and elsewhere in this report for additional detail regarding factors that may cause actual results to be different than those expressed in our forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.
Overview
We are a leading provider of enterprise cloud computing solutions, with a focus on customer relationship management, or CRM. We introduced our first CRM solution in 2000, and we have since expanded our service offerings with new editions, features and platform capabilities. Our core mission is to empower our customers to connect with their customers in entirely new ways through cloud, mobile, social, Internet of Things ("IoT") and artificial intelligence technologies.
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
To address these factors, we will need to, among other things, continue to add substantial numbers of paying subscriptions, upgrade our customers to fully featured versions or arrangements such as an Enterprise License Agreement, provide high quality technical support to our customers, encourage the development of third-party applications on our platforms, realize the benefits from our strategic partnerships and continue to focus on retaining customers at the time of renewal. Our plans to invest for future growth include the continuation of the expansion of our data center capacity, whether internally or through the use of third parties, the hiring of additional personnel, particularly in direct sales, other customer-related areas and research and development, the expansion of domestic and international selling and marketing activities, specifically in our top markets, the continued development of our brands, the addition of distribution channels, the upgrade of our service offerings, the continued development of services including Community Cloud, Industry Clouds, Success Cloud and Integration Cloud, the integration of new and acquired technologies such as Commerce Cloud, artificial intelligence technologies and Salesforce Quip, the expansion of our Marketing Cloud, Salesforce Platform core service offerings, Integration Cloud through our May 2018 MuleSoft acquisition and the additions to our global infrastructure to support our growth.
We also regularly evaluate acquisitions or investment opportunities in complementary businesses, joint ventures, services and technologies and intellectual property rights in an effort to expand our service offerings. We expect to continue to make such investments and acquisitions in the future and we plan to reinvest a significant portion of our incremental revenue in future periods to grow our business and continue our leadership role in the cloud computing industry. As part of our growth strategy, we are delivering innovative solutions in new categories, including analytics, e-commerce, artificial intelligence, IoT and collaborative productivity tools. We drive innovation organically and to a lesser extent through acquisitions, such as our May 2018 acquisition of MuleSoft, Inc. ("MuleSoft") and in August 2018 our acquisition of Datorama. We have a disciplined and thoughtful acquisition process where we routinely survey the industry landscape across a wide range of companies. As a result of our aggressive growth plans and integration of our previously acquired businesses, we have incurred significant expenses from equity awards and amortization of purchased intangibles, which have reduced our operating income. We remain focused on improving operating margins in fiscal 2019 and beyond.
Our typical subscription contract term is 12 to 36 months, although terms range from one to 60 months, so during any fiscal reporting period only a subset of active subscription contracts is eligible for renewal. We calculate our attrition rate as of the end of each month. Our attrition rate, including the Marketing Cloud service offering but excluding our Commerce Cloud serving offering, was less than ten percent as of July 31, 2018. While it is difficult to predict, we expect our attrition rate to remain consistent as we continue to expand our enterprise business and invest in customer success and related programs.
We expect marketing and sales costs, which were 45 percent and 45 percent for the six months ended July 31, 2018 and 2017, respectively, to continue to represent a substantial portion of total revenues in the future as we seek to grow our customer base, sell more products to existing customers, and continue to build greater brand awareness.
In May 2018, we acquired MuleSoft, an industry-leading integration platform, to provide our customers the ability to integrate data across platforms. The financial results of MuleSoft are included in our consolidated financial statements from the date of acquisition. The total purchase price for MuleSoft was approximately $6.4 billion.
In August 2018, we acquired all outstanding stock of Datorama, Inc. ("Datorama"), which provides a platform for enterprises, agencies and publishers to integrate data across marketing channels and data sources. The preliminary acquisition date fair value of the consideration transferred for Datorama is estimated to be approximately $726 million net of cash acquired.

Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2019, for example, refer to the fiscal year ending January 31, 2019.
Adoption of New Accounting Standards
We have adjusted our condensed consolidated financial statements from amounts previously reported due to the adoption of Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). The information presented reflects the adjusted amounts as compared to those previously reported. In addition, we have prospectively adopted Accounting Standards Update No. 2016-01, "Financial Instrument-Overall (Subtopic 825-10)" ("ASU 2016-01") and Accounting Standards Update No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory" ("ASU 2016-16")
Operating Segments
We operate as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, Marc Benioff, who is the co-chief executive officer and the chairman of the board, in deciding how to allocate resources and assess performance. Over the past few years, we have completed a number of acquisitions. These acquisitions have allowed us to expand our offerings, presence and reach in various market segments of the enterprise cloud computing market. While we have offerings in multiple enterprise cloud computing market segments, including as a result of our acquisitions, our business operates in one operating segment because our offerings operate on its single customer success platform and are deployed in an identical way, and our chief operating decision maker evaluates our financial information and resources and assesses the performance of these resources on a consolidated basis. Since we operate as one operating segment, all required financial segment information can be found in the condensed consolidated financial statements.
In August 2018, we moved to a co-chief executive officer model with the promotion of our vice chairman and chief operating officer. We will continue to assess who the chief operating decision maker is for the purposes of segment reporting in light of this recent change.
Sources of Revenues
We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our enterprise cloud computing services, software licenses, and from customers paying for additional support beyond the standard support that is included in the basic subscription fees; and (2) related professional services such as process mapping, project management, implementation services and other revenue. “Other revenue” consists primarily of training fees. Subscription and support revenues accounted for approximately 93 percent of our total revenues for the six months ended July 31, 2018. Subscription revenues are driven primarily by the number of paying subscribers, varying service types, and the price of our service and renewals. We define a “customer” as a separate and distinct buying entity (e.g., a company, a distinct business unit of a large corporation, a partnership, etc.) that has entered into a contract to access our enterprise cloud computing services. None of our customers accounted for more than five percent of our revenues during the six months ended July 31, 2018 and 2017.
Subscription and support revenues for Cloud Services are recognized ratably over the contract terms beginning on the commencement dates of each contract. Subscription and support services for software licenses are recognized upfront upon the later of when the software is made available. The typical subscription and support term is 12 to 36 months, although terms range from one to 60 months. Our subscription and support contracts are non-cancelable, though customers typically have the right to terminate their contracts for cause if we materially fail to perform.
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

In determining whether professional services can be accounted for separately from subscription and support revenues, we consider a number of factors, which are described in Note 1 "Summary of Business and Significant Accounting Policies."
Revenue by Cloud Service Offering
The information below is provided on a supplemental basis to give additional insight into the revenue performance of our individual core service offerings. All of the cloud offerings that we offer to customers are grouped into four major cloud service offerings. Subscription and support revenues consisted of the following (in millions):

	Three Months Ended July 31,			Six Months Ended July 31,
	2018	2017	Variance- Percent	2018	2017	Variance- Percent
Sales Cloud	$1,004	$891	13%	$1,969	$1,721	14%
Service Cloud	892	700	27%	1,740	1,356	28%
Salesforce Platform and Other	712	463	54%	1,287	887	45%
Marketing and Commerce Cloud	452	329	37%	874	628	39%
Total	$3,060	$2,383		$5,870	$4,592
Subscription and support revenues from the Community Cloud, Quip and our Industry Offerings were not significant in the three and six months ended July 31, 2018. Quip revenue is included with Salesforce Platform and Other in the table above. Our Industry Offerings and Community Cloud revenue are included in either Sales Cloud, Service Cloud or Salesforce Platform and Other depending on the primary service offering purchased. Revenue from our acquisition of MuleSoft in May 2018 is included in Salesforce Platform and Other.
As required under U.S. GAAP, we recorded unearned revenue related to acquired contracts from MuleSoft at fair value on the date of acquisition. As a result, we did not recognize certain revenues related to these acquired contracts that MuleSoft would have otherwise recorded as an independent entity. Of the $1.3 billion subscription and support revenue for Salesforce Platform and Other for the six months ended July 31, 2018, approximately $99.0 million was attributed to MuleSoft.
In situations where a customer purchases multiple cloud offerings, such as through an Enterprise License Agreement, we allocate the contract value to each core service offering based on the customer’s estimated product demand plan, the service that was provided at the inception of the contract, and standalone selling price ("SSP") of those products. We do not update these allocations based on actual product usage during the term of the contract. We have allocated approximately 17 percent and 15 percent of our total subscription and support revenues for the three and six months ended July 31, 2018 and 2017, respectively, based on customers’ estimated product demand plans and these allocated amounts are included in the table above.
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
The sequential quarterly changes in accounts receivable and the related unearned revenue and operating cash flow during the first quarter of our fiscal year are not necessarily indicative of the billing activity that occurs for the following quarters as displayed below (in millions):

	July 31, 2018	April 30, 2018
Fiscal 2019
Accounts receivable, net	$1,980	$1,763
Unearned revenue	5,883	6,201
Operating cash flow (1)	458	1,466

	January 31, 2018	October 31, 2017	July 31, 2017	April 30, 2017
Fiscal 2018
Accounts receivable, net	$3,921	$1,522	$1,572	$1,442
Unearned revenue	6,995	4,312	4,749	4,969
Operating cash flow (1)	1,051	126	331	1,230

(1)	Operating cash flow represents net cash provided by operating activities for the three months ended in the periods stated above.
The unearned revenue balance on our condensed consolidated balance sheets does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price allocated to the remaining performance obligation is influenced by several factors, including seasonality, the timing of renewals, average contract terms and foreign currency exchange rates. Unbilled portions of the remaining performance obligation denominated in foreign currencies are revalued each period based on the period end exchange rates. For multi-year subscription agreements billed annually, the associated unbilled balance and corresponding remaining performance obligation is typically high at the beginning of the contract period, zero just prior to renewal, and increases if the agreement is renewed. Low remaining performance obligations attributable to a particular subscription agreement are often associated with an impending renewal and may not be an indicator of the likelihood of renewal or future revenue from such customer.
Remaining performance obligation, formerly referred to as remaining transaction price, consisted of the following (in billions):

	Current	Noncurrent	Total
As of July 31, 2018	$9.8	$11.2	$21.0
As of April 30, 2018	$9.6	$10.8	$20.4
As of July 31, 2017	$7.7	$7.7	$15.4
As of April 30, 2017	$7.6	$7.4	$15.0
Cost of Revenues and Operating Expenses
Cost of Revenues
Cost of subscription and support revenues primarily consists of expenses related to delivering our service and providing support, the costs of data center capacity, depreciation or operating lease expense associated with computer equipment and software, allocated overhead, amortization expense associated with capitalized software related to our services and acquired developed technologies and certain fees paid to various third parties for the use of their technology, services and data. We allocate overhead such as IT infrastructure, rent, and occupancy charges based on headcount. Employee benefit costs and taxes are allocated based upon a percentage of total compensation expense. As such, general overhead expenses are reflected in each cost of revenue and operating expense category. Cost of professional services and other revenues consists primarily of employee-related costs associated with these services, including stock-based expenses, the cost of subcontractors, certain third-party fees and allocated overhead. The cost of providing professional services is higher as a percentage of the related revenue than for our enterprise cloud computing subscription service due to the direct labor costs and costs of subcontractors.
We intend to continue to invest additional resources in our enterprise cloud computing services. For example, we have invested in additional database software and hardware and we plan to increase the capacity that we are able to offer globally through data centers and third-party infrastructure providers. In addition, we intend to continue to invest additional resources in enhancing our cyber security measures. As we acquire new businesses and technologies, the amortization expense associated with the purchase of acquired developed technology will be included in cost of revenues. Additionally, as we enter into new contracts with third parties for the use of their technology, services or data, or as our sales volume grows, the fees paid to use such technology or services may increase. Finally, we expect the cost of professional services to be approximately in line with revenues from professional services as we believe this investment in professional services facilitates the adoption of our service offerings. The timing of these additional expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in the affected periods.
Research and Development
Research and development expenses consist primarily of salaries and related expenses, including stock-based expenses, the costs of our development and test data center and allocated overhead. We continue to focus our research and development efforts on adding new features and services, integrating acquired technologies, increasing the functionality and security and enhancing the ease of use of our enterprise cloud computing services. Our proprietary, scalable and secure multi-tenant architecture enables us to provide our customers with a service based on a single version of our application. As a result, we do not have to maintain multiple versions, which enables us to have relatively lower research and development expenses as compared to traditional enterprise software companies.
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
We plan to continue to invest in marketing and sales by expanding our domestic and international selling and marketing activities, building brand awareness, attracting new customers, and sponsoring additional marketing events. The timing of these marketing events, such as our annual and largest event, Dreamforce, will affect our marketing costs in a particular quarter. In addition, as we acquire new businesses and technologies, a component of the amortization expense associated with this activity will be included in marketing and sales. We expect that in the future, marketing and sales expenses will increase in absolute dollars and continue to be our largest cost. We expect marketing and sales expenses, excluding sales personnel expenses, to grow in line with or at a slower rate than revenues and sales personnel expenses. These may increase as a percentage of total revenues as we invest in additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.
General and Administrative
General and administrative expenses consist of salaries and related expenses, including stock-based expenses, for finance and accounting, legal, internal audit, human resources and management information systems personnel, legal costs, professional fees, other corporate expenses such as transaction costs for acquisitions and allocated overhead. We expect that in the future, general and administrative expenses will increase in absolute dollars as we invest in our infrastructure and we incur additional employee related costs, professional fees and insurance costs related to the growth of our business and international expansion. We expect general and administrative costs as a percentage of total revenues to either remain flat or decrease for the next several quarters. However, the timing of additional expenses in a particular quarter, both in terms of absolute dollars and as a percentage of revenues, will affect our general and administrative expenses.
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

During the six months ended July 31, 2018, we recognized stock-based expense related to our equity plans for employees and non-employee directors of $603 million. As of July 31, 2018, the aggregate stock compensation remaining to be amortized to costs and expenses was approximately $2.9 billion. We expect this stock compensation balance to be amortized as follows: $660 million during the remaining six months of fiscal 2019; $1.0 billion during fiscal 2020; $714 million during fiscal 2021; $400 million during fiscal 2022; $67 million during fiscal 2023 and $8 million thereafter. The expected amortization reflects only outstanding stock awards as of July 31, 2018 and assumes no forfeiture activity. We expect to continue to issue stock-based awards to our employees in future periods.
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
We believe that of our significant accounting policies, which are described in Note 1 “Summary of Business and Significant Accounting Policies” to our condensed consolidated financial statements, the following accounting policies and specific estimates involve a greater degree of judgment and complexity. Accordingly, these are the policies and estimates we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations:

•	the SSP of performance obligations for contracts with multiple performance obligations;

•	the estimate of variable consideration as part of the adoption of ASU 2014-09;

•	the fair value of assets acquired and liabilities assumed for business combinations;

•	the recognition, measurement and valuation of current and deferred income taxes;

•	the average period of benefit associated with costs capitalized to obtain revenue contracts;

•	the fair value of certain stock awards issued;

•	the useful lives of intangible assets; and

•	the valuation of privately held strategic investments.

Results of Operations
The following tables set forth selected data for each of the periods indicated (in millions):

2	Three Months Ended July 31,				Six Months Ended July 31,
	2018	% of Total Revenues	2017 (as adjusted)*	% of Total Revenues	2018	% of Total Revenues	2017 (as adjusted)*	% of Total Revenues
Revenues:
Subscription and support	$3,060	93%	$2,383	92%	$5,870	93%	$4,592	92%
Professional services and other	221	7	194	8	417	7	382	8
Total revenues	3,281	100	2,577	100	6,287	100	4,974	100
Cost of revenues (1)(2):
Subscription and support	638	20	494	19	1,211	19	957	19
Professional services and other	211	6	176	7	405	7	364	8
Total cost of revenues	849	26	670	26	1,616	26	1,321	27
Gross profit	2,432	74	1,907	74	4,671	74	3,653	73
Operating expenses (1)(2):
Research and development	463	14	387	15	887	14	763	15
Marketing and sales	1,504	46	1,153	45	2,833	45	2,259	45
General and administrative	350	11	283	11	645	10	543	11
Total operating expenses	2,317	71	1,823	71	4,365	69	3,565	71
Income from operations	115	3	84	3	306	5	88	2
Investment income	12	1	9	0	28	0	14	0
Interest expense	(39)	(1)	(22)	(1)	(73)	(1)	(44)	(1)
Gains (losses) on strategic investments, net	143	4	(8)	0	354	6	(5)	0
Other income	0	0	0	0	1	0	0	0
Income before benefit from (provision for) income taxes	231	7	63	2	616	10	53	1
Benefit from (provision for) income taxes	68	2	(17)	0	27	0	(6)	0
Net income	$299	9%	$46	2%	$643	10%	$47	1%
(1) Amounts related to amortization of intangible assets acquired through business combinations, as follows (in millions):

	Three Months Ended July 31,				Six Months Ended July 31,
	2018	% of Total Revenues	2017 (as adjusted)*	% of Total Revenues	2018	% of Total Revenues	2017 (as adjusted)*	% of Total Revenues
Cost of revenues	$52	2%	$43	2%	$91	1%	$87	2%
Marketing and sales	67	2	31	1	97	2	61	1
(2) Amounts related to stock-based expenses, as follows (in millions):

	Three Months Ended July 31,				Six Months Ended July 31,
	2018	% of Total Revenues	2017 (as adjusted)*	% of Total Revenues	2018	% of Total Revenues	2017 (as adjusted)*	% of Total Revenues
Cost of revenues	$43	1%	$32	1%	$77	1%	$64	1%
Research and development	81	2	67	3	147	2	131	3
Marketing and sales	174	5	120	5	294	5	239	5
General and administrative	53	2	37	1	85	1	74	1
*Prior period information has been adjusted for the adoption of Topic 606.

Three and Six Months Ended July 31, 2018 and 2017
Revenues.

	Three Months Ended July 31,		Variance
(in millions)	2018	2017	Dollars	Percent
Subscription and support	$3,060	$2,383	$677	28%
Professional services and other	221	194	27	14%
Total revenues	$3,281	$2,577	$704	27%

	Six Months Ended July 31,		Variance
(in millions)	2018	2017	Dollars	Percent
Subscription and support	$5,870	$4,592	$1,278	28%
Professional services and other	417	382	35	9%
Total revenues	$6,287	$4,974	$1,313	26%
Total revenues were $3.3 billion for the three months ended July 31, 2018, compared to $2.6 billion during the same period a year ago, an increase of $704 million, or 27 percent. Total revenues were $6.3 billion for the six months ended July 31, 2018, compared to $5.0 billion during the same period a year ago, an increase of $1.3 billion, or 26 percent. Subscription and support revenues were $3.1 billion, or 93 percent of total revenues, for the three months ended July 31, 2018, compared to $2.4 billion, or 92 percent of total revenues, during the same period a year ago, an increase of $677 million, or 28 percent. Subscription and support revenues were $5.9 billion, or 93 percent of total revenues, for the six months ended July 31, 2018, compared to $4.6 billion, or 92 percent of total revenues, during the same period a year ago, an increase of $1.3 billion, or 28 percent. The increase in subscription and support revenues was primarily caused by volume-driven increases from new business, which includes new customers, upgrades and additional subscriptions from existing customers. Our acquisition of MuleSoft in May 2018 contributed $99.0 million to total revenues in the three and six months ended July 31, 2018. We continue to invest in a variety of customer programs and initiatives which, along with increasing enterprise adoption, have helped keep our attrition rate, which is approximately 10 percent and consistent to the prior year. Consistent attrition rates play a role in our ability to maintain growth in our subscription and support revenues. Neither changes in the net price per user per month nor foreign currency fluctuations, have been a significant driver of revenue growth for the periods presented. Professional services and other revenues were $221 million, or 7 percent of total revenues, for the three months ended July 31, 2018, compared to $194 million, or 8 percent of total revenues, for the same period a year ago, an increase of $27 million, or 14 percent. Professional services and other revenues were $417 million, or 7 percent of total revenues, for the six months ended July 31, 2018, compared to $382 million, or 8 percent of total revenues, for the same period a year ago, an increase of $35 million, or 9 percent. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers.
Revenues by geography were as follows:

	Three Months Ended July 31,
(in millions)	2018	As a % of Total Revenues	2017	As a % of Total Revenues
Americas	$2,338	71%	$1,868	73%
Europe	629	19	466	18
Asia Pacific	314	10	243	9
	$3,281	100%	$2,577	100%

	Six Months Ended July 31,
(in millions)	2018	As a % of Total Revenues	2017	As a % of Total Revenues
Americas	$4,439	71%	$3,633	73%
Europe	1,235	19	875	18
Asia Pacific	613	10	466	9
	$6,287	100%	$4,974	100%

Revenues by geography are determined based on the region of the Salesforce contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 96 percent and 96 percent during the three months ended July 31, 2018 and 2017, respectively, and 96 percent and 96 percent during the six months ended July 31, 2018 and 2017, respectively.
Revenues in Europe and Asia Pacific accounted for $943 million, or 29 percent of total revenues, for the three months ended July 31, 2018, compared to $709 million, or 27 percent of total revenues, during the same period a year ago, an increase of $234 million, or 33 percent. Revenues in Europe and Asia Pacific accounted for $1.8 billion, or 29 percent of total revenues, for the six months ended July 31, 2018, compared to $1.3 billion, or 27 percent of total revenues, during the same period a year ago, an increase of $507 million, or 38 percent.The increase in revenues outside of the Americas was the result of the increasing acceptance of our services, our focus on marketing our services internationally and additional resources.
Cost of Revenues.

	Three Months Ended July 31,		Variance
(in millions)	2018	2017	Dollars
Subscription and support	$638	$494	$144
Professional services and other	211	176	35
Total cost of revenues	$849	$670	$179
Percent of total revenues	26%	26%

	Six Months Ended July 31,		Variance
(in millions)	2018	2017	Dollars
Subscription and support	$1,211	$957	$254
Professional services and other	405	364	41
Total cost of revenues	$1,616	$1,321	$295
Percent of total revenues	26%	27%
Cost of revenues was $849 million, or 26 percent of total revenues, for the three months ended July 31, 2018, compared to $670 million, or 26 percent of total revenues, during the same period a year ago, an increase of $179 million. For the three months ended July 31, 2018, the increase in absolute dollars was primarily due to the acquisition of MuleSoft during the three months ended July 31, 2018 and an increase of $38 million in employee-related costs, an increase of $11 million in stock-based expenses, an increase of $87 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of $10 million in allocated overhead and by an increase of amortization of purchased intangible assets of $9 million. For the six months ended July 31, 2018, the increase in absolute dollars was primarily due to the acquisition of MuleSoft during the three months ended July 31, 2018 an increase of $74 million in employee-related costs, an increase of $13 million in stock-based expenses, an increase of $159 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of $14 million in allocated overhead and by an increase of amortization of purchased intangible assets of $4 million. We have increased our headcount by 15 percent since July 31, 2017 to meet the higher demand for services from our customers, of which a component was also due to the acquisition of MuleSoft in May 2018. We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity and security. We also plan to add additional employees in our professional services group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues in future periods.
The cost of professional services and other revenues was $211 million and $405 million during the three and six months ended July 31, 2018 resulting in positive gross margins of $10 million and $12 million, respectively. We expect the cost of professional services to be approximately in line with revenues from professional services in future fiscal quarters. We believe that this investment in professional services facilitates the adoption of our service offerings and maintains our attrition rate.

Operating Expenses.

	Three Months Ended July 31,		Variance
(in millions)	2018	2017	Dollars
Research and development	$463	$387	$76
Marketing and sales	1,504	1,153	351
General and administrative	350	283	67
Total operating expenses	$2,317	$1,823	$494
Percent of total revenues	71%	71%

	Six Months Ended July 31,		Variance
(in millions)	2018	2017	Dollars
Research and development	$887	$763	$124
Marketing and sales	2,833	2,259	574
General and administrative	645	543	102
Total operating expenses	$4,365	$3,565	$800
Percent of total revenues	69%	71%
Research and development expenses were $463 million, or 14 percent of total revenues, for the three months ended July 31, 2018, compared to $387 million, or 15 percent of total revenues, during the same period a year ago, an increase of $76 million. Research and development expenses were $887 million, or 14 percent of total revenues, for the six months ended July 31, 2018, compared to $763 million, or 15 percent of total revenues, during the same period a year ago, an increase of $124 million. For the three months ended July 31, 2018, the increase in absolute dollars was primarily due to our MuleSoft acquisition and to an increase of approximately $51 million in employee-related costs, an increase of $14 million in stock-based expenses, an increase in our development and test data center costs and allocated overhead. For the six months ended July 31, 2018, the increase in absolute dollars was primarily due to our MuleSoft acquisition and an increase of approximately $93 million in employee-related costs, an increase of $16 million in stock-based expenses, an increase in our development and test data center costs and allocated overhead. We increased our research and development headcount by 17 percent since July 31, 2017 in order to improve and extend our service offerings, develop new technologies, and integrate previously acquired companies, including our fiscal 2017 acquisitions. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to invest in additional employees and technology to support the development of new, and improve existing, technologies and the integration of acquired technologies.
Marketing and sales expenses were $1.5 billion, or 46 percent of total revenues, for the three months ended July 31, 2018, compared to $1.2 billion, or 45 percent of total revenues, during the same period a year ago, an increase of $351 million. Marketing and sales expenses were $2.8 billion, or 45 percent of total revenues, for the six months ended July 31, 2018, compared to $2.3 billion, or 45 percent of total revenues, during the same period a year ago, an increase of $574 million. For the three months ended July 31, 2018, the increase was primarily due to our MuleSoft acquisition and an increase of $194 million in employee-related costs and amortization of costs capitalized to obtain revenue contracts, an increase of $54 million in stock-based expenses and an increase of $19 million in advertising expenses. For the six months ended July 31, 2018, the increase was primarily due to an increase of $378 million in employee-related costs and amortization of costs capitalized to obtain revenue contracts, an increase of $55 million in stock-based expenses and an increase of $35 million in advertising expenses. Our marketing and sales headcount increased by 24 percent since July 31, 2017, of which a component was due to the acquisition of MuleSoft in May 2018. The increase in headcount was primarily attributable to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.
General and administrative expenses were $350 million, or 11 percent of total revenues, for the three months ended July 31, 2018, compared to $283 million, or 11 percent of total revenues, during the same period a year ago, an increase of $67 million. General and administrative expenses were $645 million, or 10 percent of total revenues, for the six months ended July 31, 2018, compared to $543 million, or 11 percent of total revenues, during the same period a year ago, an increase of $102 million. The increases were primarily due to an increase in employee-related costs, as well as transaction costs related to the acquisitions of MuleSoft and Datorama. Our general and administrative headcount increased by 22 percent since July 31, 2017 as we added personnel to support our growth as well as an increase due to the acquisition of MuleSoft in May 2018.

Other income and expense.

	Three Months Ended July 31,		Variance
(in millions)	2018	2017	Dollars
Investment income	$12	$9	$3
Interest expense	(39)	(22)	(17)
Gains (losses) on strategic investments, net	143	(8)	151

	Six Months Ended July 31,		Variance
(in millions)	2018	2017	Dollars
Investment income	$28	$14	$14
Interest expense	(73)	(44)	(29)
Gains (losses) on strategic investments, net	354	(5)	359
Other income	1	0	1
Investment income consists of income on our cash and marketable securities balances. Investment income was $12 million for the three months ended July 31, 2018 compared to $9 million during the same period a year ago. Investment income was $28 million for the six months ended July 31, 2018 compared to $14 million during the same period a year ago. The increase was due to greater investment yield on marketable security balances earned in the three and six months ended July 31, 2018.
Interest expense consists of interest on our debt, capital leases, and financing obligation related to 350 Mission. Interest expense was $39 million for the three months ended July 31, 2018 compared to $22 million during the same period a year ago. Interest expense was $73 million for the six months ended July 31, 2018 compared to $44 million during the same period a year ago. The increase was primarily driven by interest expense on the 2021 Term Loan, 2023 Senior Notes and 2028 Senior Notes of approximately 27 million. We expect interest expense to increase in future quarters as a result of the 2023 Senior Notes and 2028 Senior Notes.
Gains (losses) on strategic investments, net consists primarily of mark-to-market adjustments related to our publicly held equity securities, observable price adjustments related to our privately held equity securities, impairments on our privately held equity and debt securities, and any gains or losses as a result of sales. During the three and six months ended July 31, 2018, these adjustments and impairments resulted in net gains of approximately $143 million and $354 million, respectively. The gain for the three and six months ended July 31, 2018 was primarily due to the mark to market of one privately held investment and the fair value adjustment of our publicly held investments as a result of three initial public offerings. For the six months ended July 31, 2018, there were three initial public offerings which resulted in net unrealized gains of $247 million.
Other income primarily consists of non-operating transactions such as gains and losses from foreign exchange rate fluctuations and real estate transactions.
Benefit from (provision for) income taxes.

	Three Months Ended July 31,		Variance
(in millions)	2018	2017	Dollars
Benefit from (provision for) income taxes	$68	$(17)	$85
Effective tax rate	(29)%	27%

	Six Months Ended July 31,		Variance
(in millions)	2018	2017	Dollars
Benefit from (provision for) income taxes	$27	$(6)	$33
Effective tax rate	(4)%	11%
We recognized a tax benefit of $68 million on a pretax income of $231 million for the three months ended July 31, 2018 and a tax benefit of $27 million on a pretax income of $616 million for the six months ended July 31, 2018. Included in this tax amount was a discrete tax benefit of $139 million from a partial release of the valuation allowance in connection with the acquisition of MuleSoft. The net deferred tax liability from the acquisition of MuleSoft provided a source of additional income to support the realizability of our pre-existing deferred tax assets and, as a result, we released a portion of its valuation allowance. The tax benefit associated with the release of the valuation allowance was partially offset by income taxes in profitable jurisdictions outside of the United States.

In fiscal 2018, we recorded a tax provision of $17 million on a pretax income of $63 million for the three months ended July 31, 2017 and a tax provision of $6 million on a pretax income of $53 million for the six months ended July 31, 2017. The tax provision recorded was primarily related to income taxes in profitable jurisdictions outside of the United States.
Liquidity and Capital Resources
At July 31, 2018, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $3.4 billion and accounts receivable of $2.0 billion. Our cash, cash equivalents and marketable securities are comprised primarily of corporate notes and obligations, U.S. treasury securities, asset backed securities, foreign government obligations, mortgage backed obligations, time deposits, money market mutual funds and municipal securities.
For the three and six months ended July 31, 2018 and 2017, our cash flows were as follows (in millions):

2	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Net cash provided by operating activities	$458	$331	$1,924	$1,561
Net cash used in investing activities	(4,661)	(524)	(4,385)	(1,292)
Net cash provided by financing activities	589	117	2,214	68
Cash provided by operating activities has historically been affected by the amount of net income adjusted for non-cash expense items such as depreciation and amortization; amortization of purchased intangibles from business combinations; the expense associated with stock-based awards; net gains on strategic investments; the timing of employee related costs including commissions and bonus payments; the timing of payments against accounts payable, accrued expenses and other current liabilities; the timing of collections from our customers, which is our largest source of operating cash flows; the timing of business combination activity and the related integration and transaction costs; and changes in working capital accounts. Net cash provided by operating activities was also impacted by payments made during the three and six months ended July 31, 2018 for the transaction fees related to the acquisition of MuleSoft.
Our working capital accounts consist of accounts receivable, costs capitalized to obtain revenue contracts, prepaid assets and other current assets. Claims against working capital include accounts payable, accrued expenses, unearned revenue, and other current liabilities and payments related to our debt obligations. Our working capital may be impacted by factors in future periods such as billings to customers for subscriptions and support services, and the subsequent collection of those billings, certain amounts and timing of which are seasonal. Our working capital in some quarters may be impacted by adverse foreign currency exchange rate movements and this impact may increase as our working capital balances increase in our foreign subsidiaries. Our billings are also influenced by new business linearity within the quarters and across the quarters.
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
The net cash used in investing activities during the six months ended July 31, 2018 primarily related to the acquisition of MuleSoft and CloudCraze, net of cash acquired for $5.0 billion, sales and maturities of marketable securities of $1.4 billion offset by purchases of marketable securities of $291 million, which partially facilitated cash outflows relating to the MuleSoft acquisition, purchases of strategic investments of $184 million and new office build outs and capital investments of $292 million. The net cash used in investing activities during the six months ended July 31, 2017 primarily related to purchases of marketable securities of $1.2 billion, new office build-outs and capital investments of $285 million, which were offset by the cash inflows for the period from sales and maturities of marketable securities of $256 million.
Net cash provided by financing activities during the six months ended July 31, 2018 consisted primarily of $3.0 billion from proceeds from issuance of debt, $383 million from proceeds from equity plans offset by $1.0 billion of principal payments on the maturity of the 0.25% Senior Notes. Net cash used in financing activities during the six months ended July 31, 2017 consisted primarily of $200 million in repayments of debt offset by $343 million from proceeds from equity plans.

As of July 31, 2018, we have senior unsecured debt outstanding due in 2019, 2021, 2023, and 2028 with a total carrying value of $3.5 billion. In addition, we have senior secured notes outstanding related to our loan on 50 Fremont due in 2023 with a total carrying value of $199 million. We were in compliance with all debt covenants as of July 31, 2018.
In March 2013, we issued at par value $1.15 billion of 0.25% convertible senior notes ("0.25% Senior Notes"), due April 2018. During the six months ended July 31, 2018, the outstanding balance of the 0.25% Senior Notes matured and we repaid $1 billion in cash of principal balance. As of July 31, 2018, all 0.25% Senior Notes had been repaid in full and were no longer outstanding.
As of July 31, 2018, we have a total of $104 million in letters of credit outstanding in favor of certain landlords for office space. To date, no amounts have been drawn against the letters of credit, which renew annually and expire at various dates through December 2030.
We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.
Our principal commitments consist of obligations under leases for office space, co-location data center facilities and our development and test data center, as well as leases for computer equipment, software, furniture and fixtures, excluding all secured and unsecured debt. At July 31, 2018, the future non-cancelable minimum payments under these commitments were as follows (in millions):

	Capital Leases	Operating Leases	Financing Obligation - Leased Facility
Fiscal Period:
Remaining six months of Fiscal 2019	$12	$369	$11
Fiscal 2020	202	692	22
Fiscal 2021	0	558	23
Fiscal 2022	0	374	23
Fiscal 2023	0	317	24
Thereafter	0	1,305	187
Total minimum lease payments	214	$3,615	$290
Less: amount representing interest	(9)
Present value of capital lease obligations	$205
The majority of our operating lease agreements provide us with the option to renew. Our future operating lease obligations would change if we exercised these options and if we entered into additional operating lease agreements as we expand our operations.
The financing obligation - leased facility above represents the total obligation for our lease of approximately 445,000 rentable square feet of office space at 350 Mission St. ("350 Mission") in San Francisco, California. As of July 31, 2018, $217 million of the total obligation noted above was recorded to Financing obligation - leased facility, of which the current portion is included in “Accounts payable, accrued expenses and other liabilities” and the noncurrent portion is included in “Other noncurrent liabilities” on the condensed consolidated balance sheets.
During fiscal 2019 and in future fiscal years, we have made and expect to continue to make additional investments in our infrastructure to scale our operations, increase productivity and enhance our security measures. We plan to upgrade or replace various internal systems to scale with our overall growth. Additionally, we expect capital expenditures to be higher in absolute dollars and remain consistent as a percentage of total revenues in future periods as a result of continued office build-outs, other leasehold improvements and data center investments.
We have entered into various contractual commitments with infrastructure service providers for a total commitment of $2.0 billion. As of July 31, 2018 the total remaining commitment is approximately $1.9 billion and $79 million is remaining to be paid this fiscal year.
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

Environmental, Social and Governance
We believe the business of business is improving the state of the world for all of our stakeholders, including our stockholders, customers, employees, partners, community, environment and society. We are committed to creating a sustainable, low-carbon future by delivering a carbon neutral cloud, operating as a net-zero greenhouse gas emissions company and by working to achieve our goal of 100 percent renewable energy for our global operations. In fiscal 2018, we procured electricity from renewable energy resources equivalent to 50 percent of what we used globally and as of July 31, 2018, the three buildings at our corporate headquarters in San Francisco are sourcing 100 percent renewable energy. In addition, we have spearheaded initiatives to drive equality in four key areas: equal rights, equal pay, equal education and equal opportunity. We also pioneered and have inspired other companies to adopt our 1-1-1 integrated philanthropy model, which leverages one percent of a company’s equity, employee time and product to help improve communities around the world. Together with the Salesforce Foundation, a 501(c)(3) nonprofit organization, and Salesforce.org, a nonprofit social enterprise, which are not included in our consolidated financial statements, we have given approximately $230 million to charitable organizations, logged more than 3.2 million employee volunteer hours around the world and provided more than 37,000 nonprofit and higher education organizations with the use of our service offerings for free or at a discount.
We leverage a number of communications channels and strategic content to better serve and engage our many stakeholders. Our sustainability website, www.salesforce.com/company/sustainability, provides information regarding our environmental and other sustainability efforts, including our annual impact reports and our environmental policy. At our equality portal, www.salesforce.com/company/equality, our stakeholders can gain insights on our approach to equality, see our company profile by gender, and review our most recent Employer Information Report, which provides a snapshot in time of our U.S. demographics based on categories prescribed by the federal government. In addition, stakeholders can learn about equality through one of our many free Trailheads. Our annual proxy statement, as available on the Investor Relations website, https://investor.salesforce.com, or www.sec.gov, provides additional details on our corporate governance practices, including our board composition.

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
Foreign Currency Translation Risk
Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Although the USD fluctuated against certain international currencies over the past several months, the amounts of revenue and unearned revenue that we reported in USD for foreign subsidiaries that transact in international currencies were similar to what we would have reported during the three months using a constant currency rate.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $3.4 billion at July 31, 2018. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least BBB or better. The cash, cash equivalents and marketable securities are held for general corporate purposes, including acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase or decrease in interest rates of 100-basis points at July 31, 2018 could result in a $23 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.
At January 31, 2018, we had cash, cash equivalents and marketable securities totaling $4.5 billion. The fixed-income portfolio was also subject to interest rate risk. Changes in interest rates of 100-basis points would have resulted in market value changes of $34 million.
Market Risk and Market Interest Risk
We deposit our cash with multiple financial institutions.
In addition, we maintain debt obligations that are subject to market interest risk, as follows (in millions):

Instrument	Maturity date	Principal Outstanding as of July 31, 2018	Interest Terms	Effective interest rate for the three months ended July 31, 2018
2021 Term Loan	May 2021	$500	Floating	2.88%
2023 Senior Notes	April 2023	1,000	Fixed	3.26%
2028 Senior Notes	April 2028	1,500	Fixed	3.70%
2019 Term Loan	July 2019	500	Floating	2.87%
Loan assumed on 50 Fremont	June 2023	200	Fixed	3.75%
Revolving credit facility	April 2023	0	Floating	N/A
The 2021 Term Loan bears interest, at our option, at either a base rate plus a spread of 0.00% to 0.25% or an adjusted LIBOR rate plus a spread of 0.625% to 1.25%, in each case, with such spread being determined based on our credit rating. By entering into the 2021 Term Loan, we have assumed risks associated with variable interest rates based upon a variable base rate or LIBOR. Changes in the overall level of interest rates affect the interest expense that we recognize in our statements of operations. The 2021 Term Loan was signed in April 2018 and funds were received in May 2018.
The 2019 Term Loan bears interest at our option, at either a base rate plus a spread of 0.00% to 0.25% or an adjusted LIBOR rate plus a spread of 0.625% to 1.25%, in each case with such spread being determined based on our credit rating. By entering into the 2019 Term Loan, we have assumed risks associated with variable interest rates based upon a variable base rate or LIBOR. Changes in the overall level of interest rates affect the interest expense that we recognize in our statements of operations.
The borrowings under the Revolving Credit Facility bear interest, at our option, at a base rate plus a spread of 0.00% to 0.375% or an adjusted LIBOR rate plus a spread of 0.75% to 1.375%, in each case with such spread being determined based on the our credit rating. Regardless of what amounts, if any, are outstanding under the revolving credit facility, we are also obligated to pay an ongoing commitment fee on undrawn amounts at a rate of 0.05% to 0.175%, with such rate being based on our public debt rating, payable in arrears quarterly. As of July 31, 2018 there was no outstanding borrowing amount under the Revolving Credit Facility.
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
We have an investment portfolio that includes strategic investments in public and privately held companies, which range from early-stage companies to more mature companies with established revenue streams and business models. As of July 31, 2018, our portfolio, which consists of investments in over 225 privately held companies and four public companies, is primarily comprised of independent software vendors and system integrators. Our investments in these companies range from $0.1 million to over $100 million, with 19 investments individually equal to or in excess of approximately $10 million as of July 31, 2018.
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

The primary purpose of our investments is to create an ecosystem of enterprise cloud companies, accelerate the growth of technology startups and system integrators and create the next generation of mobile applications and connected products. Therefore, we continually evaluate our investments in privately held and publicly traded companies. In certain cases, our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering. Currently, three of our publicly held investments are subject to such a contractual obligation, which expire in the third quarter of fiscal 2019.
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
In addition, the financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation to the cost of our initial investment. All of our investments, particularly those in privately held companies, are therefore subject to a risk of partial or total loss of investment capital.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.
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
Based on management’s evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our co-chief executive officers and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.
(b) Management’s Report on Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officers and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the quarter covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we evaluated our controls and assessed the impact on our financial statements from the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers, effective February 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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
Our services involve the storage and transmission of our customers’ and our customers' customers' proprietary and other sensitive data, including financial information and other personally identifiable information. While we have security measures in place, they may be breached as a result of efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states. Furthermore, our services depend on the many different underlying networks and services that power the internet. Most of this infrastructure is not under our control or that of our vendors, partners, or customers, and it may itself be vulnerable to attacks. Our security measures could also be compromised by employee or contractor error or malfeasance, including through a product update that contains a vulnerability. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information to gain access to our customers’ data, our data or our IT systems. Any of these security breaches or incidents could result in someone obtaining unauthorized access to, or the denial of authorized access to, our IT systems, our customers’ data or our data, including our intellectual property and other confidential business information.
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
Because our services are complex and incorporate a variety of hardware, proprietary software and third-party software, our services may have errors or defects that could result in unanticipated downtime for our subscribers and harm to our reputation and our business. Cloud services frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in, and experienced disruptions to, our services and new defects or disruptions may occur in the future. Such defects could also create vulnerabilities that could inadvertently permit access to protected customer data. In addition, our customers may use our services in unanticipated ways that may cause a disruption in services for other customers attempting to access their data. As we acquire companies, we may encounter difficulty in incorporating the acquired technologies into our services and in augmenting the technologies to meet the quality standards that are consistent with our brand and reputation. Since our customers use our services for important aspects of their business, any errors, defects, disruptions in service or other performance problems could hurt our reputation and may damage our customers’ businesses. As a result, customers could elect to not renew our services or delay or withhold payment to us. We could also lose future sales or customers may make warranty or other claims against us, which could result in an increase in our allowance for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation.
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
If we do not accurately plan for our infrastructure capacity requirements and we experience significant strains on our data center capacity, our customers could experience performance degradation or service outages that may subject us to financial liabilities, result in customer losses and harm our business. When we add data centers, capacity, and move to cloud computing platform providers, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our services, which may damage our business.
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
We derive a significant portion of our revenue from subscriptions to our CRM enterprise cloud computing application services, and we expect this will continue for the foreseeable future. Our efforts to expand our services beyond the CRM market may not succeed and may reduce our revenue growth rate. The markets for certain of our offerings remain relatively new and it is uncertain whether our efforts, and related investments, will ever result in significant revenue for us. Further, the introduction of significant platform changes and upgrades, including our conversion to our Lightning platform, and introduction of new services beyond the CRM market, may not be successful, and early stage interest and adoption of such new services may not result in long term success or significant revenue for us.
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

•	difficulty of transitioning the acquired technology onto our existing platforms and customer acceptance of multiple platforms on a temporary or permanent basis;

•	augmenting the acquired technologies and platforms to the levels that are consistent with our brand and reputation;

•	increasing or maintaining the security standards for acquired technology consistent with our other services;

•	potential unknown liabilities associated with the acquired businesses;

•	unanticipated expenses related to acquired technology and its integration into our existing technology;

•	negative impact to our results of operations because of the depreciation and amortization of amounts related to acquired intangible assets, fixed assets and deferred compensation;

•	additional stock based compensation; the loss of acquired unearned revenue and unbilled unearned revenue;

•	delays in customer purchases due to uncertainty related to any acquisition;

•	ineffective or inadequate controls, procedures and policies at the acquired company may negatively impact our results of operations;

•	challenges caused by integrating operations over distance, and across different languages and cultures;

•	currency and regulatory risks associated with foreign countries and potential additional cybersecurity and compliance risks resulting from entry into new markets; and

•	the tax effects and costs of any such acquisitions including the related integration into our tax structure.
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

We are subject to risks associated with our strategic investments including partial or complete loss of invested capital. Significant changes in the fair value of this portfolio, including changes in the market prices of our investments in public companies and other-than-temporary impairments, could negatively impact our financial results.
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
Further, valuations of privately held companies are inherently complex due to the lack of readily available market data. In addition, we may experience additional volatility to our statements of operations due to changes in market prices of our investments in publicly held equity investments and the valuation and timing of observable price changes or impairments of our investments in privately held securities. This volatility has been material to our results in any given quarter and may cause our stock price to decline.
All of our investments, especially our investments in privately held companies, are subject to a risk of a partial or total loss of investment capital.
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

•
variations in the revenue mix of our services and growth rates of our cloud subscription and support offerings, such variations in our revenue mix can also include the timing of software license sales and sales offerings that include an on-premise software element for which the revenue allocated to that deliverable is recognized upfront;

•	changes in our pricing policies and terms of contracts, whether initiated by us or as a result of competition;

•	changes in payment terms and the timing of customer payments and payment defaults by customers;

•
changes in unearned revenue and the remaining performance obligation of our customers, due to seasonality, the compounding effects of renewals, invoice duration, size and timing, new business linearity between quarters and within a quarter and fluctuations due to foreign currency movements, all of which may impact implied growth rates;

•	the seasonality of our customers’ businesses, especially Commerce Cloud customers, including retailers and branded manufacturers;

•	changes in foreign currency exchange rates such as with respect to the British Pound;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	the number of new employees;

•	the timing of commission, bonus, and other compensation payments to employees;

•	the cost, timing and management effort for the introduction of new features to our services;

•	the costs associated with acquiring new businesses and technologies and the follow-on costs of integration and consolidating the results of acquired businesses;

•	expenses related to our real estate, our office leases and our data center capacity and expansion;

•	timing of additional investments in our enterprise cloud computing application and platform services and in our consulting services;

•	expenses related to significant, unusual or discrete events, which are recorded in the period in which the events occur;

•	extraordinary expenses such as litigation or other dispute-related settlement payments;

•	income tax effects, including the impact of changes in U.S. federal and state and international tax laws applicable to corporate multinationals;

•	the timing of payroll and other withholding tax expenses, which are triggered by the payment of bonuses and when employees exercise their vested stock awards;

•	technical difficulties or interruptions in our services;

•	changes in interest rates and our mix of investments, which would impact the return on our investments in cash and marketable securities;

•	conditions, particularly sudden changes, in the financial markets, which have impacted and may continue to impact the value of and liquidity of our investment portfolio;

•	changes in the fair value of our strategic investments in early-to-late stage privately held and public companies, which have been and could continue to be material in a particular quarter;

•	equity issuances, including as consideration in acquisitions;

•	the timing of stock awards to employees and the related adverse financial statement impact of having to expense those stock awards on a straight-line basis over their vesting schedules;

•	evolving regulations of cloud computing and cross-border data transfer restrictions and similar regulations;

•	regulatory compliance costs; and

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
Our success depends substantially upon the continued services of our executive officers and other key members of management, particularly our co-chief executive officers. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. Such changes in our executive management team may be disruptive to our business. We are also substantially dependent on the continued service of our existing development and operations personnel because of the complexity of our services and technologies. We do not have employment agreements with any of our executive officers, key management, development or operations personnel and they could terminate their employment with us at any time. The loss of one or more of our key employees or groups could seriously harm our business.
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
We have a substantial level of debt, including the 2023 and 2028 Senior Notes we issued in April 2018 ("Senior Notes”) due April 2023 and April 2028, the loan we assumed when we purchased an office building located at 50 Fremont Street in San Francisco, California (“50 Fremont”) due June 2023, the $500.0 million term loan to finance our acquisition of Demandware, due July 2019 (the “2019 term loan”), the $500.0 million term loan to finance our acquisition of MuleSoft, due May 2021 ("2021 term loan") and capital lease arrangements. Additionally, we have significant contractual commitments in operating lease arrangements, which are not reflected on our condensed consolidated balance sheets. In addition, we have a financing obligation for a leased facility of which we are deemed the owner for accounting purposes. In April 2018, we amended and restated our revolving credit facility under which we can draw down up to $1.0 billion. Maintenance of our indebtedness and contractual commitments and any additional issuances of indebtedness could:

•	impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes;

•	cause us to dedicate a substantial portion of our cash flows from operations towards debt service obligations and principal repayments; and

•	make us more vulnerable to downturns in our business, our industry or the economy in general.
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
Our senior unsecured notes and senior unsecured credit agreements impose restrictions on us and require us to maintain compliance with specified covenants. Our ability to comply with these covenants may be affected by events beyond our control. A failure to comply with the covenants and other provisions of our outstanding debt could result in events of default under such instruments, which could permit acceleration of all of our debt and borrowings. Any required repayment of our debt or revolving credit facility as a result of a fundamental change or other acceleration would lower our current cash on hand such that we would not have those funds available for use in our business.
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
Our overall performance depends in part on worldwide economic and geopolitical conditions. The United States and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. These economic conditions can arise suddenly and the full impact of such conditions can remain uncertain. In addition, geopolitical developments, such as potential trade wars, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Moreover, these conditions can affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our enterprise cloud computing services, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which could adversely affect our future sales and operating results.
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
While we seek to partner with organizations that mitigate their business risks associated with climate change, we recognize that there are inherent climate related risks wherever business is conducted. Access to clean water and reliable energy in the communities where we conduct our business, whether for our offices, vendors, customers or other stakeholders, is a priority. Any of our primary locations may be vulnerable to the adverse effects of climate change. Climate related events have the potential to disrupt our business, including the business of our customers, and may cause us to experience higher attrition, losses and additional costs to resume operations.
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
Our contracts with federal, state, local, and foreign government entities are subject to various procurement regulations and other requirements relating to their formation, administration and performance. We may be subject to audits and investigations relating to our government contracts, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contract, refunding or suspending of payments, forfeiture of profits, payment of fines, and suspension or debarment from future government business. In addition, such contracts may provide for termination by the government at any time, without cause. Any of these risks related to contracting with governmental entities could adversely impact our future sales and operating results.
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
The trading prices of the securities of technology companies have historically been highly volatile. Accordingly, the market price of our common stock has been and is likely to continue to be subject to wide fluctuations. Factors affecting the market price of our common stock include:

•
variations in our operating results, earnings per share, cash flows from operating activities, unearned revenue, remaining performance obligation, year-over-year growth rates for individual core service offerings and other financial metrics and non-financial metrics, such as transaction usage volumes and other usage metrics, and how those results compare to analyst expectations;

•	variations in, and limitations of, the various financial and other metrics and modeling used by analysts in their research and reports about our business;

•
forward-looking guidance to industry and financial analysts related to, for example, future revenue, unearned revenue, remaining performance obligation, cash flows from operating activities and earnings per share;

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In connection with the acquisition of MetaMind, Inc. in April 2016, the Company issued 13,449 shares of Company common stock on July 2, 2018. This issuance was made in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”): Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act, and Regulation S promulgated under the Securities Act.
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

Index to Exhibits

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of salesforce.com, inc.		8-K	001-32224	3.1	6/13/2018
3.2	Amended and Restated Bylaws of salesforce.com, inc.		8-K	001-32224	3.1	8/8/2018
10.1	Amended and Restated 2013 Equity Incentive Plan		8-K	001-32224	10.1	6/13/2018
10.2	Settlement Agreement between salesforce.com, inc. and BNP Paribas, dated June 12, 2018		8-K	001-32224	10.1	6/15/2018
10.3	Settlement Agreement between salesforce.com, inc. and Bank of America, N.A., dated June 12, 2018		8-K	001-32224	10.2	6/15/2018
10.4	Settlement Agreement between salesforce.com, inc. and Morgan Stanley & Co. International plc, dated June 12, 2018		8-K	001-32224	10.3	6/15/2018
31.1	Certification of Co-Chief Executive Officer, Marc Benioff, pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Co-Chief Executive Officer, Keith Block, pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.3	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 31, 2018
salesforce.com, inc.

	By:	/S/ MARK J. HAWKINS
Mark J. Hawkins
President and Chief Financial Officer (Principal Financial Officer)

Dated: August 31, 2018
salesforce.com, inc.

	By:	/S/ JOE ALLANSON
Joe Allanson
Executive Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)