Form 10-Q
period 2018-10-31
SALESFORCE COM INC
filed 2018-11-28
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2018
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-32224

salesforce.com, inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3320693
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Salesforce Tower
415 Mission Street, 3rd Fl
San Francisco, California 94105
(Address of principal executive offices)
Telephone Number (415) 901-7000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒   No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
As of October 31, 2018, there were approximately 765 million shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
salesforce.com, inc.
Condensed Consolidated Balance Sheets
(in millions)
(unaudited)

	October 31, 2018	January 31, 2018 (as adjusted)
Assets
Current assets:
Cash and cash equivalents	$2,105	$2,543
Marketable securities	1,345	1,978
Accounts receivable, net	2,037	3,921
Costs capitalized to obtain revenue contracts, net	683	671
Prepaid expenses and other current assets	700	471
Total current assets	6,870	9,584
Property and equipment, net	1,998	1,947
Costs capitalized to obtain revenue contracts, noncurrent, net	983	1,105
Capitalized software, net	149	146
Strategic investments	1,251	677
Goodwill	12,848	7,314
Intangible assets acquired through business combinations, net	2,053	827
Other assets, net	436	384
Total assets	$26,588	$21,984
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$2,143	$2,047
Unearned revenue	5,376	6,995
Current portion of debt	503	1,025
Total current liabilities	8,022	10,067
Noncurrent debt	3,173	695
Other noncurrent liabilities	700	846
Total liabilities	11,895	11,608
Stockholders’ equity:
Common stock	1	1
Additional paid-in capital	13,393	9,752
Accumulated other comprehensive loss	(74)	(12)
Retained earnings	1,373	635
Total stockholders’ equity	14,693	10,376
Total liabilities and stockholders’ equity	$26,588	$21,984

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017 (as adjusted)	2018	2017 (as adjusted)
Revenues:
Subscription and support	$3,168	$2,506	$9,038	$7,098
Professional services and other	224	195	641	577
Total revenues	3,392	2,701	9,679	7,675
Cost of revenues (1)(2):
Subscription and support	676	528	1,887	1,485
Professional services and other	213	186	618	550
Total cost of revenues	889	714	2,505	2,035
Gross profit	2,503	1,987	7,174	5,640
Operating expenses (1)(2):
Research and development	481	394	1,368	1,157
Marketing and sales	1,588	1,167	4,421	3,426
General and administrative	342	271	987	814
Total operating expenses	2,411	1,832	6,776	5,397
Income from operations	92	155	398	243
Investment income	13	10	41	24
Interest expense	(40)	(21)	(113)	(65)
Gains (losses) on strategic investments, net	63	1	417	(4)
Other income	0	1	1	1
Income before benefit from (provision for) income taxes	128	146	744	199
Benefit from (provision for) income taxes	(23)	(39)	4	(45)
Net income	$105	$107	$748	$154
Basic net income per share	$0.14	$0.15	$1.00	$0.22
Diluted net income per share	$0.13	$0.14	$0.97	$0.21
Shares used in computing basic net income per share	760	717	746	712
Shares used in computing diluted net income per share	785	738	772	730
_______________

(1)	Amounts include amortization of intangible assets acquired through business combinations, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Cost of revenues	$62	$40	$153	$127
Marketing and sales	67	30	164	91

(2)	Amounts include stock-based expense, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Cost of revenues	$42	$33	$119	$97
Research and development	81	66	228	197
Marketing and sales	180	118	474	357
General and administrative	48	34	133	108

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017 (as adjusted)	2018	2017 (as adjusted)
Net income	$105	$107 *	$748	$154	*
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation and other gains (losses)	(10)	7 *	(37)	37	*
Unrealized gains (losses) on marketable securities and strategic investments	(14)	(12)	(18)	51
Other comprehensive income (loss), net	(24)	(5)	(55)	88
Comprehensive income	$81	$102	$693	$242
*Prior period information has been adjusted for Topic 606.

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(unaudited)

	Nine Months Ended October 31, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2018, as adjusted	730	$1	$9,752	$(12)	$635	$10,376
Reclassification of unrealized gains related to publicly traded investments and the related tax impact upon the prospective adoption of ASU 2016-01 (Note 1)	0	0	0	(7)	7	0
Cumulative-effect adjustment upon the modified retrospective adoption of ASU No. 2016-16 (Note 1)	0	0	0	0	(17)	(17)
Exercise of stock options and stock grants to board members for board services	8	0	335	0	0	335
Vested restricted stock units converted to shares	6	0	0	0	0	0
Shares issued related to business combinations, net	13	0	2,193	0	0	2,193
Shares issued under employee stock plans	2	0	155	0	0	155
Settlement of convertible notes and warrants	6	0	4	0	0	4
Stock-based expenses	0	0	954	0	0	954
Other comprehensive loss, net of tax	0	0	0	(55)	0	(55)
Net income	0	0	0	0	748	748
Balance at October 31, 2018	765	$1	$13,393	$(74)	$1,373	$14,693

	Three Months Ended October 31, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at July 31, 2018	757	$1	$12,308	$(50)	$1,268	$13,527
Exercise of stock options and stock grants to board members for board services	2	0	103	0	0	103
Vested restricted stock units converted to shares	2	0	0	0	0	0
Shares issued related to business combinations, net	4	0	631	0	0	631
Stock-based expenses	0	0	351	0	0	351
Other comprehensive loss, net of tax	0	0	0	(24)	0	(24)
Net income	0	0	0	0	105	105
Balance at October 31, 2018	765	$1	$13,393	$(74)	$1,373	$14,693

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Stockholders’ Equity (cont.)
(in millions)
(unaudited)

	Nine Months Ended October 31, 2017
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)		Retained Earnings		Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2017, as adjusted	707	$1	$8,040	$(86)		$275		$8,230
Exercise of stock options and stock grants to board members for board services	7	0	295	0		0		295
Vested restricted stock units converted to shares	6	0	0	0		0		0
Shares issued related to business combinations, net	0	0	6	0		0		6
Shares issued under employee stock plans	2	0	141	0		0		141
Temporary equity reclassification related to 0.25% convertible notes	0	0	(11)	0		0		(11)
Stock-based expenses	0	0	759	0		0		759
Other comprehensive income, net of tax	0	0	0	88	*	0		88	*
Net income	0	0	0	0		154	*	154	*
Balance at October 31, 2017, as adjusted	722	$1	$9,230	$2		$429		$9,662

	Three Months Ended October 31, 2017
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income		Retained Earnings		Total Stockholders’ Equity
	Shares	Amount
Balance at July 31, 2017, as adjusted	719	$1	$8,889	$7		$322		$9,219
Exercise of stock options and stock grants to board members for board services	1	0	84	0		0		84
Vested restricted stock units converted to shares	2	0	0	0		0		0
Temporary equity reclassification related to 0.25% convertible notes	0	0	6	0		0		6
Stock-based expenses	0	0	251	0		0		251
Other comprehensive loss, net of tax	0	0	0	(5	)*	0		(5	)*
Net income	0	0	0	0		107	*	107	*
Balance at October 31, 2017, as adjusted	722	$1	$9,230	$2		$429		$9,662
*Prior period information has been adjusted for Topic 606.

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017 (as adjusted)	2018	2017 (as adjusted)
Operating activities:
Net income	$105	$107	$748	$154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	256	188	689	565
Amortization of debt discount and issuance costs	1	8	18	23
Amortization of costs capitalized to obtain revenue contracts, net	190	162	561	451
Expenses related to employee stock plans	351	251	954	759
(Gains) losses on strategic investments, net	(63)	(1)	(417)	4
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	(48)	51	1,965	1,680
Costs capitalized to obtain revenue contracts, net	(186)	(238)	(450)	(556)
Prepaid expenses and other current assets and other assets	82	(33)	(4)	(212)
Accounts payable, accrued expenses and other liabilities	(34)	67	(311)	(27)
Unearned revenue	(511)	(437)	(1,686)	(1,155)
Net cash provided by operating activities	143	125	2,067	1,686
Investing activities:
Business combinations, net of cash acquired	(130)	0	(5,115)	(20)
Purchases of strategic investments	(108)	(55)	(292)	(113)
Sales of strategic investments	83	41	89	56
Purchases of marketable securities	(343)	(234)	(634)	(1,434)
Sales of marketable securities	79	194	1,352	437
Maturities of marketable securities	10	30	98	43
Capital expenditures	(136)	(111)	(428)	(396)
Net cash used in investing activities	(545)	(135)	(4,930)	(1,427)
Financing activities:
Proceeds from issuance of debt, net	0	0	2,966	0
Proceeds from employee stock plans	185	142	568	485
Principal payments on capital lease obligations	(2)	(8)	(110)	(83)
Repayments of debt	(1)	0	(1,028)	(200)
Net cash provided by financing activities	182	134	2,396	202
Effect of exchange rate changes	6	(1)	29	4
Net increase (decrease) in cash and cash equivalents	(214)	123	(438)	465
Cash and cash equivalents, beginning of period	2,319	1,949	2,543	1,607
Cash and cash equivalents, end of period	$2,105	$2,072	$2,105	$2,072

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in millions)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$54	$7	$83	$34
Income taxes, net of tax refunds	$25	$15	$62	$42
Non-cash investing and financing activities:
Fair value of equity awards assumed	$93	$0	$480	$0
Fair value of common stock issued as consideration for business combinations	$537	$0	$1,715	$6

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
The Company's Customer Success Platform is a comprehensive portfolio of service offerings providing sales force automation, customer service and support, marketing automation, digital commerce, integration solutions, community management, industry-specific solutions, analytics, application development, IoT integration, collaborative productivity tools, an enterprise cloud marketplace which the Company refers to as the AppExchange, and its professional services.
Fiscal Year
The Company’s fiscal year ends on January 31. References to fiscal 2019, for example, refer to the fiscal year ending January 31, 2019.
Basis of Presentation
The accompanying condensed consolidated balance sheets as of October 31, 2018 and January 31, 2018 and the condensed consolidated statements of operations, condensed consolidated statements of comprehensive income, condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows for the three and nine months ended October 31, 2018 and 2017, respectively, are unaudited.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheets as of October 31, 2018 and January 31, 2018, and its results of operations, including its comprehensive income, stockholders' equity and its cash flows for the three and nine months ended October 31, 2018 and 2017. All adjustments are of a normal recurring nature. The results for the three and nine months ended October 31, 2018 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2019.
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
Segments
The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and assess performance. Over the past few years, the Company has completed a number of acquisitions. These acquisitions have allowed the Company to expand its offerings, presence and reach in various market segments of the enterprise cloud computing market. While the Company has offerings in multiple enterprise cloud computing market segments, including as a result of the Company's acquisitions, the Company’s business operates in one operating segment because the Company's offerings operate on its single Customer Success Platform and most of the Company's products are deployed in an identical way, and the Company’s chief operating decision makers evaluate the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. Since the Company operates in one operating segment, all required financial segment information can be found in the condensed consolidated financial statements.
In August 2018, the Company moved to a co-chief executive officer model with the promotion of the Company's vice chairman and chief operating officer. In the third quarter of fiscal 2019, the Company determined that both co-chief executive officers also serve as chief operating decision makers for the purposes of segment reporting. Despite the change in the chief operating decision maker, the Company determined no change to segment reporting was necessary as there was no change in the components of the Company for which separate financial information is regularly evaluated.
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
No single customer accounted for more than five percent of accounts receivable at October 31, 2018 and January 31, 2018. No single customer accounted for five percent or more of total revenue during the nine months ended October 31, 2018 and 2017. As of October 31, 2018 and January 31, 2018, assets located outside the Americas were 11 percent and 17 percent of total assets, respectively. As of October 31, 2018 and January 31, 2018, assets located in the United States were 87 percent and 81 percent of total assets, respectively.
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
During the nine months ended October 31, 2018, the Company capitalized $450 million of costs to obtain revenue contracts and amortized $561 million to marketing and sales expense. During the same period a year ago, the Company capitalized $556 million of costs to obtain revenue contracts and amortized $451 million to marketing and sales expense. Costs capitalized to obtain a revenue contract, net on the Company's condensed consolidated balance sheets totaled $1.7 billion at October 31, 2018 and $1.8 billion at January 31, 2018.
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
Strategic Investments
The Company holds strategic investments in publicly held equity securities and privately held debt and equity securities in which the Company does not have a controlling interest or significant influence. Publicly held equity securities are measured using quoted prices in their respective active markets with changes recorded through gains (losses) on strategic investments, net on the condensed consolidated statement of operations. Privately held equity securities without a readily determinable fair value are recorded at cost and adjusted for impairments and observable price changes with a same or similar security from the same issuer and are recorded through gains (losses) on strategic investments, net on the condensed consolidated statement of operations. Privately held debt securities are recorded at fair value with changes in fair value recorded through accumulated other comprehensive loss on the condensed consolidated balance sheet. If, based on the terms of these publicly traded and privately held securities, the Company determines that the Company exercises significant influence on the entity to which these securities relate, the Company will apply the equity method of accounting for such investments.
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
The Company assesses its privately held debt and equity securities strategic investment portfolio quarterly for impairment. The Company’s impairment analysis encompasses an assessment of the severity and duration of the impairment and qualitative and quantitative analysis of other key factors including: the investee’s financial metrics, the investee’s products and technologies meeting or exceeding predefined milestones, market acceptance of the product or technology, other competitive products or technology in the market, general market conditions, management and governance structure of the investee, the investee’s liquidity, debt ratios and the rate at which the investee is using its cash. If the investment is considered to be impaired, the Company will record the investment at fair value by recognizing an impairment through the condensed consolidated statement of operations and establishing a new carrying value for the investment.
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk. The Company uses forward currency derivative contracts to minimize the Company’s exposure to balances primarily denominated in the Euro, British Pound Sterling, Japanese Yen, Canadian Dollar and Australian Dollar. The Company’s foreign currency derivative contracts, which are not designated as hedging instruments, are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. As of October 31, 2018 and January 31, 2018, the outstanding foreign currency derivative contracts were recorded at fair value on the condensed consolidated balance sheets.
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
There were no material impairments of capitalized software, intangible assets, long-lived assets or goodwill during the nine months ended October 31, 2018 and 2017.
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
In the event the Company acquires an entity with which the Company has a preexisting relationship, the Company will recognize a gain or loss to settle that relationship as of the acquisition date, which is recorded in net gains (losses) on strategic investments within the condensed consolidated statements of operations. In the event that the Company acquires an entity in which the Company previously held a strategic investment, the difference between the fair value of the shares as of the date of the acquisition and the carrying value of the strategic investment is recorded as a gain or loss and recorded within net gains (losses) on strategic investments in the condensed consolidated statement of operations.
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
The adoption of ASU 2014-09 impacted the Company's previously reported results as follows (in millions, except per share data):

	Three Months Ended October 31, 2017			Nine Months Ended October 31, 2017
	As reported	Change	As adjusted	As reported	Change	As adjusted
Total revenues	$2,680	$21	$2,701	$7,629	$46	$7,675
Marketing and sales	1,185	(18)	1,167	3,465	(39)	3,426
Benefit from (provision for) income taxes	(55)	16	(39)	(54)	9	(45)
Net income	$51	$56	$107	$60	$94	$154
Diluted net income per share	$0.07	$0.07	$0.14	$0.08	$0.13	$0.21
The number of shares utilized to calculate the three and nine months ended October 31, 2017 diluted net income per share was 738 million and 730 million, respectively.
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

ASU 2016-01
In January 2016, the FASB issued ASU 2016-01, which requires entities to measure equity instruments at fair value and recognize any changes in fair value within the statement of operations. The Company adopted ASU 2016-01 in the first quarter of fiscal 2019 on a prospective basis for privately held equity securities and a modified retrospective basis for publicly held equity investments. Upon adoption of ASU 2016-01, the Company reclassified approximately $13 million of unrealized gains related to its publicly traded equity investments and approximately $6 million reflecting the tax impact, from accumulated other comprehensive loss on the balance sheet to retained earnings. For the nine months ended October 31, 2018, the Company recorded net unrealized gains of $348 million, which excludes recognized gains on the sale of investments of $69 million, which were recorded in the condensed consolidated statement of operations, and the Company anticipates additional volatility to the Company's statements of operations in future periods, due to changes in market prices of the Company's investments in publicly held equity investments and the valuation and timing of observable price changes and impairments of its investments in privately held securities.
ASU 2016-16
In October 2016, the FASB issued ASU 2016-16, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset when the transfer occurs. The Company adopted the standard in the first quarter of fiscal 2019 using the modified retrospective transition method and reclassified a cumulative-effect adjustment to reduce retained earnings as of the effective date of approximately $17 million.
SEC Disclosure Update and Simplification
In August 2018, the SEC issued Securities Act Release No. 33-10532 that amends certain disclosure requirements, including extending to interim periods the annual requirement to disclose changes in stockholders’ equity.  Under the new requirements, registrants must now analyze changes in stockholders’ equity, in the form of a reconciliation, for the current and comparative year-to-date interim periods, with subtotals for each interim period. The final rule was effective in November 2018. The Company has adopted the final rule as of October 31, 2018 and has included a reconciliation of the changes in stockholders' equity in this Form 10-Q.
Accounting Pronouncements Pending Adoption
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which requires lessees to record most leases on their balance sheets but recognize the expenses on their statements of operations in a manner similar to current accounting rules. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. ASU 2016-02 will be effective as of the beginning of fiscal 2020, including interim periods within that reporting period. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) Targeted Improvements" ("ASU 2018-11"), which allows for the adoption of ASU 2016-02 to be applied at the beginning of the year of adoption, as opposed to at the beginning of the earliest year presented in the financial statements. The Company plans to adopt the transitional provisions allowed under ASU 2018-11. The Company continues to implement changes to its systems, processes and controls, in conjunction with its review of existing lease agreements. The Company expects its leases designated as operating leases in Note 14, “Commitments,” will be reported on the consolidated balance sheets upon adoption, which will materially increase its total assets and liabilities. The Company does not expect the adoption of ASU 2016-02 to have a material impact to its consolidated statements of operations or to have any impact on its total cash flows from operating, investing or financing activities.
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
In August 2018, the FASB issued Accounting Standards Update No. 2018-15 (ASU 2018-15) "Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset and which costs to expense. ASU 2018-15 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. The Company does not expect the adoption of ASU 2018-15 to be material.

Reclassifications
Certain reclassifications to fiscal 2018 balances were made to conform to the current period presentation in the condensed consolidated balance sheets, condensed consolidated statements of operations and condensed consolidated statements of cash flows. These reclassifications include other noncurrent liabilities, temporary equity, other income, gains (losses) on strategic investments, net, accounts payable, accrued expenses and other liabilities and income taxes payable and prepaid expenses and other current assets and other assets.
2. Revenues
Disaggregation of Revenue
Subscription and Support Revenue by the Company's core service offerings
Subscription and support revenues consisted of the following (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Sales Cloud	$1,020	$921	$2,989	$2,642
Service Cloud	917	738	2,657	2,094
Salesforce Platform and Other	742	491	2,029	1,378
Marketing and Commerce Cloud	489	356	1,363	984
	$3,168	$2,506	$9,038	$7,098
Total Revenue by Geographic Locations
Revenues by geographical region consisted of the following (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Americas	$2,425	$1,942	$6,864	$5,575
Europe	641	499	1,876	1,374
Asia Pacific	326	260	939	726
	$3,392	$2,701	$9,679	$7,675
Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 96 percent during the three and nine months ended October 31, 2018 and 2017, respectively. No other country represented more than ten percent of total revenue during the three and nine months ended October 31, 2018 and 2017.
Contract Balances
As described in Note 1, subscription and support revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract. Under Topic 606 the timing and amount of revenue recognition may differ in certain situations from the revenue recognized under previous accounting guidance, which included a contingent revenue rule that limited subscription and support revenue to the customer invoice amount for the period of service (collectively billings). Under Topic 606, the Company records a contract asset when revenue recognized on a contract exceeds the billings. Contract assets were $239 million at October 31, 2018, which includes the acquired contract asset balance from the May 2018 MuleSoft acquisition. The contract assets were $81 million at January 31, 2018.
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

The changes in unearned revenue were as follows (in millions):

	Three Months Ended October 31, 2018	Three Months Ended July 31, 2018	Three Months Ended April 30, 2018
Unearned revenue, beginning of period	$5,883	$6,201	$6,995
Billings and other*	2,870	2,875	2,211
Contribution from contract asset	11	31	(6)
Revenue recognized over time	(3,171)	(3,052)	(2,866)
Revenue recognized at a point in time	(221)	(229)	(140)
Unearned revenue from business combinations	4	57	7
Unearned revenue, end of period	$5,376	$5,883	$6,201
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
Remaining performance obligation consisted of the following (in billions):

	Current	Noncurrent	Total
As of October 31, 2018*	$10.0	$11.2	$21.2
*Includes $300 million of acquired Remaining Performance Obligation from the May 2018 MuleSoft acquisition.
3. Investments
Marketable Securities
At October 31, 2018, marketable securities consisted of the following (in millions):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$809	$0	$(10)	$799
U.S. treasury securities	90	0	(2)	88
Mortgage backed obligations	86	0	(1)	85
Asset backed securities	190	0	(2)	188
Municipal securities	76	0	(1)	75
Foreign government obligations	51	0	(1)	50
U.S. agency obligations	4	0	0	4
Covered bonds	57	0	(1)	56
Total marketable securities	$1,363	$0	$(18)	$1,345

At January 31, 2018, marketable securities consisted of the following (in millions):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$1,223	$1	$(7)	$1,217
U.S. treasury securities	196	0	(2)	194
Mortgage backed obligations	100	0	(1)	99
Asset backed securities	251	0	(1)	250
Municipal securities	53	0	(1)	52
Foreign government obligations	87	0	(1)	86
U.S. agency obligations	19	0	0	19
Commercial paper	11	0	0	11
Covered bonds	51	0	(1)	50
Total marketable securities	$1,991	$1	$(14)	$1,978
The contractual maturities of the investments classified as marketable securities are as follows (in millions):

	As of
	October 31, 2018	January 31, 2018
Due within 1 year	$286	$395
Due in 1 year through 5 years	1,057	1,579
Due in 5 years through 10 years	2	4
	$1,345	$1,978
As of October 31, 2018, the following marketable securities were in an unrealized loss position (in millions):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$489	$(6)	$268	$(4)	$757	$(10)
U.S. treasury securities	36	(1)	52	(1)	88	(2)
Mortgage backed obligations	0	0	42	(1)	42	(1)
Asset backed securities	114	(1)	65	(1)	179	(2)
Municipal securities	0	0	19	(1)	19	(1)
Foreign government obligations	0	0	38	(1)	38	(1)
Covered bonds	48	(1)	0	0	48	(1)
	$687	$(9)	$484	$(9)	$1,171	$(18)
The unrealized losses for each of the fixed rate marketable securities were less than $1 million. The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of October 31, 2018, such as the Company's intent to hold and whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment's amortized basis. The Company expects to receive the full principal and interest on all of these marketable securities.
Investment Income
Investment income consists of interest income, realized gains and realized losses on the Company’s cash, cash equivalents and marketable securities. The components of investment income are presented below (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Interest income	$13	$10	$45	$24
Realized gains	0	0	1	1
Realized losses	0	0	(5)	(1)
Investment income	$13	$10	$41	$24

Strategic Investments
Strategic investments by form and measurement category as of October 31, 2018 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other (1)	Total
Equity securities	$480	$711	$36	$1,227
Debt securities	0	0	24	24
Balance as of October 31, 2018	$480	$711	$60	$1,251
(1) Other includes the Company's investments accounted for under the equity method of accounting or amortized cost.
Measurement Alternative Adjustments
Privately held equity securities accounted for under the measurement alternative as of October 31, 2018 were as follows (in millions):

	Three Months Ended October 31, 2018	Nine Months Ended October 31, 2018
Carrying amount, beginning of period	$667	$548
Adjustments related to privately held equity securities:
Net additions	25	55
Impairments and downward adjustments	(1)	(24)
Upward adjustments	20	132
Carrying amount, end of period	$711	$711
Gains (losses) on strategic investments, net
Gains and losses recognized in the three and nine months ended October 31, 2018 and 2017 were as follows (in millions):

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Net gains (losses) recognized on publicly traded securities	$(14)	$0	$262	$0
Net gains (losses) recognized on privately held securities	18	1	99	(4)
Net gains recognized on sales of equity securities	$59	$0	$68	$0
Net gains (losses) recognized on debt securities	$0	$0	$(12)	$0
Gains (losses) on strategic investments, net	$63	$1	$417	$(4)
Net gains recognized in the three and nine months ended October 31, 2018 for investments still held as of October 31, 2018 were $4 million and $348 million, respectively. This excludes recognized gains on the sale of investments for the three and nine months ended October 31, 2018 of $59 million and $69 million, respectively.
4. Derivatives
Details on outstanding foreign currency derivative contracts are presented below (in millions):

	As of
	October 31, 2018	January 31, 2018
Notional amount of foreign currency derivative contracts	$1,588	$1,871
Fair value of foreign currency derivative contracts	(3)	12

The fair value of the Company’s outstanding derivative instruments not designated as hedging instruments are summarized below (in millions):

		As of
	Balance Sheet Location	October 31, 2018	January 31, 2018
Foreign currency derivative contracts	Prepaid expenses and other current assets	$6	$18
Gains (losses) on derivative instruments not designated as hedging instruments recorded in other income in the condensed consolidated statements of operations during the three and nine months ended October 31, 2018 and 2017, respectively, are summarized below (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Foreign currency derivative contracts	$14	$(2)	$25	$12
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
The following table presents information about the Company’s assets that are measured at fair value as of October 31, 2018 and indicates the fair value hierarchy of the valuation (in millions):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of October 31, 2018
Cash equivalents (1):
Time deposits	$0	$280	$0	$280
Money market mutual funds	942	0	0	942
Marketable securities:
Corporate notes and obligations	0	799	0	799
U.S. treasury securities	0	88	0	88
Mortgage backed obligations	0	85	0	85
Asset backed securities	0	188	0	188
Municipal securities	0	75	0	75
Foreign government obligations	0	50	0	50
U.S. agency obligations	0	4	0	4
Covered bonds	0	56	0	56
Foreign currency derivative contracts (2)	0	6	0	6
Total assets	$942	$1,631	$0	$2,573
___________
(1)Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheet as of October 31, 2018, in addition to $883 million of cash.
(2)Included in “prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheet as of October 31, 2018.

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
6. Property and Equipment
Property and Equipment
Property and equipment, net consisted of the following (in millions):

	As of
	October 31, 2018	January 31, 2018
Land	$184	$184
Buildings and building improvements	630	626
Computers, equipment and software	1,723	1,629
Furniture and fixtures	171	139
Leasehold improvements	1,016	825
Property and equipment, gross	3,724	3,403
Less accumulated depreciation and amortization	(1,726)	(1,456)
Property and equipment, net	$1,998	$1,947
Depreciation and amortization expense totaled $103 million and $94 million during the three months ended October 31, 2018 and 2017, respectively, and $293 million and $277 million during the nine months ended October 31, 2018 and 2017, respectively.
Computers, equipment and software at October 31, 2018 and January 31, 2018 included a total of $702 million and $709 million acquired under capital lease agreements, respectively. Accumulated amortization relating to computers, equipment and software acquired under capital leases totaled $497 million and $450 million, respectively, at October 31, 2018 and January 31, 2018. Amortization of assets acquired under capital leases is included in depreciation and amortization expense.

7. Business Combinations
Datorama
In August 2018, the Company acquired all outstanding stock of Datorama, Inc. ("Datorama"), which provides a platform for enterprises, agencies and publishers to integrate data across marketing channels and data sources. The Company has included the financial results of Datorama in the consolidated financial statements from the date of acquisition. The transaction costs associated with its acquisition for the nine months ended October 31, 2018, were approximately $3 million and recorded in general and administrative expense. The acquisition date fair value of the consideration transferred for Datorama was approximately $766 million, which consisted of the following (in millions):

Fair Value
Cash	$136
Common stock issued	537
Fair value of stock options and restricted stock awards assumed	93
Total	$766
The fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model. The share conversion ratio of 0.4133 was applied to convert Datorama's outstanding equity awards for Datorama's common stock into equity awards for shares of the Company's common stock.
The following table summarizes the fair value of assets acquired and liabilities assumed as of the date of acquisition (in millions):

Fair Value
Cash and cash equivalents	$21
Accounts receivable	9
Other current and noncurrent assets	3
Intangible assets	202
Goodwill	586
Accounts payable, accrued expenses and other liabilities, current and noncurrent	(10)
Unearned revenue	(4)
Deferred tax liability	(41)
Net assets acquired	$766
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
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in millions):

	Fair Value	Useful Life
Developed technology	$159	4 years
Customer relationships	42	8 years
Other purchased intangible assets	1	1 year
Total intangible assets subject to amortization	$202
Developed technology represents the fair value of Datorama's technology. Customer relationships represent the fair values of the underlying relationships with Datorama customers. The goodwill balance is primarily attributed to assembled workforce and expanded market opportunities when integrating Datorama's technology with the Company's other offerings. The goodwill balance is not deductible for U.S. income taxes purposes.
The Company assumed unvested options and restricted stock with a fair value of $170 million. Of the total consideration, $93 million was allocated to the purchase consideration and $77 million was allocated to future services and will be expensed over the remaining service periods on a straight-line basis.
MuleSoft
In May 2018, the Company acquired all outstanding stock of MuleSoft, which provides a platform for building application networks that connect enterprise apps, data and devices, across any cloud and on-premise solution. The Company has included the financial results of MuleSoft in the consolidated financial statements from the date of acquisition. The transaction costs associated with its acquisition for the nine months ended October 31, 2018, were approximately $24 million and were recorded in general and administrative expense. The acquisition date fair value of the consideration transferred for MuleSoft was approximately $6.4 billion, which consisted of the following (in millions):

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
The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of acquisition (in millions):

Fair Value
Cash and cash equivalents	$57
Marketable securities	233
Accounts receivable	69
Contract asset	122
Other current and noncurrent assets	29
Acquired customer contract asset, current and noncurrent - intangible asset	61
Intangible assets	1,279
Goodwill	4,816
Accounts payable, accrued expenses and other liabilities, current and noncurrent	(40)
Unearned revenue	(57)
Deferred tax liability	(144)
Net assets acquired	$6,425
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
The amounts of revenue and pretax loss of MuleSoft included in the Company’s condensed consolidated statement of operations from the acquisition date in May 2018 through October 31, 2018 are as follows (in millions):

Total revenues	$250
Pretax loss	(208)
The following pro forma financial information summarizes the combined results of operations for the Company and MuleSoft, as though the companies were combined as of the beginning of the Company’s fiscal 2018.
The unaudited pro forma financial information was as follows (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Total revenues	$3,392	$2,815	$9,763	$7,909
Pretax income (loss)	148	43	744	(219)
Net income (loss)	125	5	611	(129)
The pro forma financial information for all periods presented above has been calculated after adjusting the results of MuleSoft to reflect the business combination accounting effects resulting from this acquisition, including the amortization expense from acquired intangible assets and the stock-based compensation expense for unvested stock options and restricted stock awards assumed as well as the interest expense associated with the Company's issuance of debt prior to the acquisition as though the acquisition occurred as of the beginning of the Company’s fiscal year 2018, which was the driver of the net losses for the nine months ended October 31, 2017. The historical consolidated financial statements have been adjusted in the pro forma combined financial statements to give effect to pro forma events that are directly attributable to the business combination and factually supportable. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the Company’s fiscal 2018.
The pro forma financial information for the nine months ended October 31, 2018 and 2017 combines the historical results of the Company for the nine months ended October 31, 2018 and 2017, the adjusted historical results of MuleSoft for the nine months ended October 31, 2018 and 2017, due to differences in reporting periods and considering the date the Company acquired MuleSoft, and the effects of the pro forma adjustments listed above. Prior to being acquired, MuleSoft's fiscal year concluded on December 31. Net income for the nine months ended October 31, 2017 above includes a discrete tax benefit of $140 million, resulting from a partial release of valuation allowance in connection with the acquisition. The net deferred tax liability from the acquisition of MuleSoft provided a source of additional income to support the realizability of the Company's pre-existing deferred tax assets. The deferred tax liability considered the 21 percent corporate tax rate enacted by the Tax Act.

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

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Remaining Useful Life (Years)
	Jan 31, 2018	Additions and retirements, net	October 31, 2018	Jan 31, 2018	Expense and retirements, net	October 31, 2018	Jan 31, 2018	October 31, 2018
Acquired developed technology	$1,027	$404	$1,431	$(677)	$(153)	$(830)	$350	$601	3.7
Customer relationships	831	1,128	1,959	(359)	(158)	(517)	472	1,442	6.3
Other (1)	53	4	57	(48)	1	(47)	5	10	1.9
Total	$1,911	$1,536	$3,447	$(1,084)	$(310)	$(1,394)	$827	$2,053	5.5
(1)Included in other are trade names, trademarks and territory rights.
Amortization of intangible assets resulting from business combinations for the three months ended October 31, 2018 and 2017 was $129 million and $70 million, respectively, and for the nine months ended October 31, 2018 and 2017 was $317 million and $218 million, respectively.
The expected future amortization expense for intangible assets as of October 31, 2018 is as follows (in millions):

Fiscal Period:
Remaining three months of Fiscal 2019	$129
Fiscal 2020	473
Fiscal 2021	414
Fiscal 2022	351
Fiscal 2023	211
Thereafter	475
Total amortization expense	$2,053

Goodwill
The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, were as follows (in millions):

Balance as of January 31, 2018	$7,314
CloudCraze acquisition	134
Mulesoft acquisition	4,816
Datorama acquisition	586
Adjustments of acquisition date fair values, including the effect of foreign currency translation, and other	(2)
Balance as of October 31, 2018	$12,848
9. Debt
The carrying values of the Company's borrowings were as follows (in millions):

Instrument	Date of issuance	Maturity date	Effective interest rate for the three months ended October 31, 2018	October 31, 2018	January 31, 2018
2021 Term Loan	May 2018	May 2021	3.01%	$499	$0
2023 Senior Notes	April 2018	April 2023	3.26%	992	0
2028 Senior Notes	April 2018	April 2028	3.70%	1,488	0
2019 Term Loan	July 2016	July 2019	3.01%	499	498
Loan assumed on 50 Fremont	February 2015	June 2023	3.75%	198	199
0.25% Convertible Senior Notes	March 2013	April 2018	2.53%(1)	0	1,023
Total carrying value of debt				3,676	1,720
Less current portion of debt				(503)	(1,025)
Total noncurrent debt				$3,173	$695
(1) From February 1, 2018 through maturity, the effective interest rate for the Convertible Senior Notes was 2.53%.
Each of the Company's debt agreements requires it to maintain compliance with certain debt covenants, all of which the Company was in compliance with as of October 31, 2018.
The expected future principal payments for all borrowings as of October 31, 2018 is as follows (in millions):

Fiscal period:
Remaining three months of Fiscal 2019	$1
Fiscal 2020	504
Fiscal 2021	4
Fiscal 2022	504
Fiscal 2023	4
Thereafter	2,682
Total principal outstanding	$3,699
2021 Term Loan
In April 2018, the Company entered into a new three-year unsecured term loan with Bank of America, N.A. and certain other institutional lenders for $500 million (“2021 Term Loan”) that matures in May 2021. The net proceeds of the 2021 Term Loan were for the purpose of partially funding the acquisition of MuleSoft and were received in May 2018. For the three and nine months ended October 31, 2018, total interest expense recognized was $3 million and $7 million, respectively. Accrued interest on the 2021 Term Loan was immaterial as of October 31, 2018. As of October 31, 2018, the noncurrent outstanding principal portion was $500 million.

2023 Senior Notes
In April 2018, the Company issued an aggregate principal amount of $1.0 billion in senior notes that will mature in April 2023 and bear interest at a fixed rate of 3.25 percent per annum ("2023 Senior Notes"). The interest is payable semi-annually in April and October of each year, commencing in October 2018. The Company incurred issuance costs of $8 million in connection with the 2023 Senior Notes that, along with the debt discount upon issuance, are being amortized to interest expense over the term of the 2023 Senior Notes. The 2023 Senior Notes are unsecured and rank equally in right of payment with all of the other senior unsecured indebtedness. For the three and nine months ended October 31, 2018, total interest expense recognized was $8 million and $18 million, respectively. Accrued interest on the 2023 Senior Notes was $2 million as of October 31, 2018. As of October 31, 2018, the noncurrent outstanding principal portion was $1.0 billion.
2028 Senior Notes
In April 2018, the Company issued an aggregate principal amount of $1.5 billion in senior notes that will mature in April 2028 and bear interest at a fixed rate of 3.70 percent per annum ("2028 Senior Notes"). The interest is payable semi-annually in April and October of each year, commencing in October 2018. The Company incurred issuance costs of $13 million in connection with the 2028 Senior Notes that, along with the debt discount upon issuance, are being amortized to interest expense over the term of the 2028 Senior Notes. The 2028 Senior Notes are unsecured and rank equally in right of payment with all of the other senior unsecured indebtedness. For the three and nine months ended October 31, 2018, total interest expense recognized was $14 million and $31 million, respectively. Accrued interest on the 2028 Senior Notes was $3 million as of October 31, 2018. As of October 31, 2018, the noncurrent outstanding principal portion was $1.5 billion.
Bridge Facility
In March 2018, the Company entered into a commitment letter, pursuant to which certain lenders agreed to provide a senior unsecured 364-day bridge loan facility of up to $3.0 billion (the "Bridge Facility”) for the purpose of providing the financing to support the Company's acquisition of MuleSoft.
Under the terms of the commitment letter, the Bridge Facility was terminated upon execution of the 2023 Senior Notes, 2028 Senior Notes and 2021 Term Loan in April 2018. For the nine months ended October 31, 2018, the Company incurred costs in connection with the Bridge Facility of approximately $11 million that were recorded to interest expense.
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
For the three months ended October 31, 2018 and 2017, total interest expense recognized was $4 million and $3 million, respectively. For the nine months ended October 31, 2018 and 2017, total interest expense recognized was $11 million and $8 million, respectively. Accrued interest on the 2019 Term Loan was immaterial as of October 31, 2018. As of October 31, 2018, the current outstanding principal portion was $500 million.
Loan Assumed on 50 Fremont
The Company assumed a $200 million loan with the acquisition of 50 Fremont in San Francisco, California (“Loan”). The Loan bears an interest rate of 3.75% per annum and is due in June 2023. Starting in July 2018, principal and interest payments are required, with the remaining principal due at maturity. For the three months ended October 31, 2018 and 2017, total interest expense recognized was $2 million and $2 million, respectively. For the nine months ended October 31, 2018 and 2017, total interest expense recognized was $6 million and $6 million, respectively. Accrued interest on the Loan was immaterial as of October 31, 2018. As of October 31, 2018, the current and noncurrent outstanding principal portion was $4 million and $195 million, respectively. The Loan can be prepaid at any time subject to a yield maintenance fee.
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
Warrants
In March 2013, the Company entered into a warrants transaction (“0.25% Warrants”), whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, shares of the Company’s common stock. The 0.25% Warrants were separate transactions entered into by the Company and were not part of the terms of the 0.25% Senior Notes or the related note hedges. In June 2018, the Company entered into agreements with each of the 0.25% Warrants counterparties to amend and early settle the 0.25% Warrants prior to their scheduled expiration beginning in July 2018. As a result of this amendment, during the Company's second quarter of fiscal 2019, the Company issued, in the aggregate, approximately 6 million shares to the counterparties to settle, via a net share settlement, the entirety of the 0.25% Warrants, which increased the shares used in computing basic net income per share by 3 million for the nine months ended October 31, 2018.
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
There were no outstanding borrowings under the Credit Facility as of October 31, 2018. The Company continues to pay a commitment fee on the available amount of the Credit Facility, which is included within interest expense in the Company's condensed consolidated statement of operations.
Interest Expense on Debt
The following table sets forth total interest expense recognized related to debt (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Contractual interest expense	$32	$6	$74	$17
Amortization of debt issuance costs	1	1	14	4
Amortization of debt discount	0	6	4	19
	$33	$13	$92	$40
10. Other Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in millions):

	As of
	October 31, 2018	January 31, 2018
Prepaid income taxes	$12	$33
Other taxes receivable	33	33
Prepaid expenses and other current assets	655	405
	$700	$471
Capitalized Software, net
Capitalized software, net at October 31, 2018 and January 31, 2018 was $149 million and $146 million, respectively. Accumulated amortization relating to capitalized software, net totaled $379 million and $326 million, respectively, at October 31, 2018 and January 31, 2018.

Capitalized internal-use software amortization expense totaled $19 million and $19 million for the three months ended October 31, 2018 and 2017, respectively, and $57 million and $56 million for the nine months ended October 31, 2018 and 2017, respectively.
Other Assets, net
Other assets, net consisted of the following (in millions):

	As of
	October 31, 2018	January 31, 2018
Deferred income taxes, noncurrent, net	$46	$36
Long-term deposits	25	24
Domain names and patents, net	28	23
Customer contract assets resulting from business combinations (1)	144	159
Other	193	142
	$436	$384
(1) Customer contract assets resulting from business combinations reflects the fair value of future billings of amounts that are contractually committed by acquired companies' existing customers as of the acquisition date.
Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities consisted of the following (in millions):

	As of
	October 31, 2018	January 31, 2018
Accounts payable	$160	$76
Accrued compensation	787	1,001
Accrued income and other taxes payable	263	306
Capital lease obligation, current	203	103
Other current liabilities	730	561
	$2,143	$2,047
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following (in millions):

	As of
	October 31, 2018	January 31, 2018
Deferred income taxes and income taxes payable	$188	$121
Financing obligation - leased facility	196	198
Long-term lease liabilities and other	316	527
	$700	$846
11. Stockholders’ Equity
The Company maintains the following stock plans: the ESPP, the 2013 Equity Incentive Plan and the 2014 Inducement Equity Incentive Plan (“2014 Inducement Plan”).
As of October 31, 2018 and January 31, 2018, $145 million and $63 million, respectively, was withheld on behalf of employees for future purchases under the ESPP and is recorded in accounts payable, accrued expenses and other liabilities.
From February 1, 2006 through July 2013, options issued had a term of five years. After July 2013, options issued have a term of seven years.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
Stock Options	2018	2017	2018	2017
Volatility	27.0 - 27.8%	30.8%	27.0 - 28.0%	30.8 - 31.4%
Estimated life	3.5 years	3.5 years	3.5 years	3.5 years
Risk-free interest rate	2.7 - 3.0%	1.6 - 1.8%	2.5 - 3.0%	1.4 - 1.8%
Weighted-average fair value per share of grants	$35.44	$24.12	$28.84	$22.26
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
Stock activity, excluding the ESPP is as follows:

		Options Outstanding
	Shares Available for Grant (in thousands)	Outstanding Stock Options (in thousands)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2018	50,313	21,735	$65.96
Increase in shares authorized:
2013 Equity Incentive Plan	40,000	0	0.00
Assumed equity plans	8,357	0	0.00
Options granted under all plans	(13,637)	13,637	68.13
Restricted stock activity	(19,369)	0	0.00
Performance-based restricted stock units	(1,911)	0	0.00
Stock grants to board and advisory board members	(115)	0	0.00
Exercised	0	(7,445)	44.44
Plan shares expired	(78)	0	0.00
Canceled	988	(988)	80.66
Balance as of October 31, 2018	64,548	26,939	$72.47	$1,748
Vested or expected to vest		25,143	$70.80	$1,673
Exercisable as of October 31, 2018		12,481	$54.28	$1,035
The total intrinsic value of the options exercised during the nine months ended October 31, 2018 and 2017 was $685 million and $299 million, respectively. The intrinsic value is the difference between the current market value of the stock and the exercise price of the stock option.

The weighted-average remaining contractual life of vested and expected to vest options is approximately 5 years.
As of October 31, 2018, options to purchase 12 million shares were vested at a weighted average exercise price of $54.28 per share and had a remaining weighted-average contractual life of approximately 4 years. The total intrinsic value of these vested options as of October 31, 2018 was $1.0 billion.
During the nine months ended October 31, 2018, the Company recognized stock-based expense related to its equity plans for employees and non-employee directors of $954 million. As of October 31, 2018, the aggregate stock compensation remaining to be amortized to costs and expenses was approximately $2.7 billion. The Company will amortize this stock compensation balance as follows: $323 million during the remaining three months of fiscal 2019; $1.1 billion during fiscal 2020; $755 million during fiscal 2021; $436 million during fiscal 2022; $87 million during fiscal 2023 and $8 million thereafter. The expected amortization reflects only outstanding stock awards as of October 31, 2018 and assumes no forfeiture activity.
The aggregate stock compensation remaining to be amortized to costs and expenses will be recognized over a weighted average period of 2 years.
The following table summarizes information about stock options outstanding as of October 31, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares (in thousands)	Weighted- Average Exercise Price
$0.30 to $19.78	4,040	6.6	$11.56	2,271	$8.91
$21.41 to $59.34	6,507	3.3	52.99	5,981	54.39
$59.37 to $75.01	1,062	5.6	68.47	418	70.77
$75.57	4,079	5.1	75.57	1,450	75.57
$76.48 to $82.08	3,796	4.2	80.86	2,206	80.87
$82.55 to $114.13	971	5.9	97.88	155	92.72
$118.04 to $155.52	6,484	6.4	119.95	0	0.00
	26,939	5.1	$72.47	12,481	$54.28
Restricted stock activity is as follows:

	Restricted Stock Outstanding
	Outstanding (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2018	19,018	$77.85
Granted - restricted stock units and awards	11,490	121.97
Granted - performance-based stock units	453	118.59
Canceled	(1,571)	89.93
Vested and converted to shares	(6,313)	76.20
Balance as of October 31, 2018	23,077	$100.27	$3,167
Expected to vest	19,968		$2,740
The restricted stock, which upon vesting entitles the holder to one share of common stock for each share of restricted stock, has an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and generally vests over four years. The total fair value of shares vested during the nine months ended October 31, 2018 and 2017 was $828 million and $544 million, respectively.

Common Stock
The following number of shares of common stock were reserved and available for future issuance at October 31, 2018 (in thousands):

Options outstanding	26,939
Restricted stock awards and units and performance-based stock units outstanding	23,077
Stock available for future grant:
2013 Equity Incentive Plan	64,111
2014 Inducement Plan	324
Acquired equity plans	113
Amended and Restated 2004 Employee Stock Purchase Plan	5,743
120,307
12. Income Taxes
Effective Tax Rate
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year to date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. For the nine months ended October 31, 2018, the Company reported a tax benefit of $4 million on a pretax income of $744 million, which resulted in a negative effective tax rate of 1 percent. Included in this tax amount was a discrete tax benefit of $140 million from a partial release of the valuation allowance in connection with the acquisition of MuleSoft. The net deferred tax liability from the acquisition of MuleSoft provided a source of additional income to support the realizability of the Company's pre-existing deferred tax assets and as a result, the Company released a portion of its valuation allowance. The tax benefit associated with the release of the valuation allowance was partially offset by income taxes in profitable jurisdictions outside of the United States.
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
corporations. Key changes included a corporate tax rate reduction from 35 percent to 21 percent effective January 1, 2018, expensing of certain qualified property, significant changes to the U.S international tax system such as a one-time transition tax on accumulated foreign earnings, and how foreign earnings are subject to U.S. tax. Due to the timing of the Tax Act and additional guidance and interpretations that may be issued in the future, the Company has not completed its analysis of the effects of the Tax Act and recorded provisional estimates in the period ended January 31, 2018. The provisional estimates will be adjusted during the measurement period defined under SAB 118, based upon the Company's ongoing analysis of its data and tax positions along with new guidance from regulators and interpretations of the law. During the nine months ended October 31, 2018, the Company adjusted certain items related to the provisional estimates. These adjustments did not significantly impact the Company's financial statements due to the Company's valuation allowance against U.S. deferred tax assets.
The Company regularly assesses the realizability of the deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some or all of the Company's deferred tax assets will not be realized. At the end of fiscal 2018, the Company had a valuation allowance in the amount of approximately $975 million, which has been adjusted during the nine months ended October 31, 2018 for a number of events, including acquisitions and the development of the Altera case. When performing the assessment, the Company evaluates and weighs all available positive and negative evidence such as historic results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax-planning strategies.  The assessment requires significant judgment and is performed in each of the applicable jurisdictions. The Company may release a portion of its valuation allowance when sufficient positive evidence outweighs negative evidence, for example, when it is able to demonstrate a sustained level and mix of profitability. A material non-cash income tax benefit may result in the period when a valuation allowance release occurs.
For the nine months ended October 31, 2017, the Company reported a tax provision of $45 million on a pretax income of $199 million, which resulted in an effective tax rate of 23 percent. The Company recorded year-to-date tax provision primarily from profitable jurisdictions outside of the United States.

Tax Benefits Related to Stock-Based Compensation
The income tax benefit related to stock-based compensation was $175 million and $207 million for the nine months ended October 31, 2018 and 2017, respectively, the majority of which was not recognized as a result of the valuation allowance.
Unrecognized Tax Benefits and Other Considerations
The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. Certain prior year tax returns are currently being examined or reviewed by various taxing authorities in countries including the United States, United Kingdom and Germany. In March 2017, the Company received the final notice of proposed adjustments primarily related to transfer pricing issues from the Internal Revenue Service and is currently appealing the proposed adjustments. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the tax audits cannot be predicted with certainty, if any issues arising in the Company's tax audits progress in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future. Generally, any adjustments resulting from the U.S. audits should not have a significant impact to the Company's tax provision due to its valuation allowance. In addition, the Company anticipates it is reasonably possible that a decrease of unrecognized tax benefits up to approximately $3 million may occur in the next 12 months, as the applicable statutes of limitations lapse, ongoing examinations are completed, or tax positions meet the conditions of being effectively settled.
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
A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is as follows (in millions):

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Numerator:
Net income	$105	$107	$748	$154
Denominator:
Weighted-average shares outstanding for basic earnings per share	760	717	746	712
Effect of dilutive securities:
Convertible senior notes which matured in April 2018	0	5	1	5
Employee stock awards	25	15	22	13
Warrants	0	1	3	0
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	785	738	772	730
The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Employee stock awards	1	1	4	9

14. Commitments
Letters of Credit
As of October 31, 2018, the Company had a total of $92 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through December 2030.
Leases
The Company leases facilities space and certain fixed assets under non-cancelable operating and capital leases with various expiration dates.
As of October 31, 2018, the future minimum lease payments under non-cancelable operating and capital leases are as follows (in millions):

	Capital Leases	Operating Leases (1)	Financing Obligation -Leased Facility (2)
Fiscal Period:
Remaining three months of Fiscal 2019	$10	$193	$6
Fiscal 2020	202	744	22
Fiscal 2021	0	613	23
Fiscal 2022	0	416	23
Fiscal 2023	0	330	24
Thereafter	0	1,408	187
Total minimum lease payments	212	$3,704	$285
Less: amount representing interest	(9)
Present value of capital lease obligations	$203
(1) Operating leases do not include sublease income. The Company has entered into various sublease agreements with third parties. Under these agreements, the Company expects to receive sublease income of approximately $3 million in the remainder of fiscal year 2019, $118 million in the next four years and $104 million thereafter.
(2) Total Financing Obligation - Leased Facility noted above represents the total obligation on the lease agreement including amounts allocated to interest and the implied lease for the land. As of October 31, 2018, $216 million of the total $285 million above was recorded to Financing obligation leased facility, of which the current portion is included in accounts payable, accrued expenses and other liabilities and the noncurrent portion is included in other noncurrent liabilities on the condensed consolidated balance sheet.

The Company’s agreements for the facilities and certain services provide the Company with the option to renew. The Company’s future contractual obligations would change if the Company exercised these options.
The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Of the total operating lease commitment balance of $3.7 billion, approximately $3.0 billion is related to facilities space. The remaining commitment amount is related to computer equipment and furniture and fixtures.
The Company has entered into various contractual commitments with infrastructure service providers for a total commitment of $2.0 billion. As of October 31, 2018 the total remaining commitment is approximately $1.9 billion and $54 million is remaining to be paid this fiscal year.
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
In September 2013, one of the Company’s subsidiaries, ExactTarget, Inc. (“ExactTarget”), was added as a defendant in a purported class-action lawsuit seeking statutory damages and injunctive relief before the United States District Court for the Southern District of Indiana that alleged that ExactTarget and one of its customers, Simply Fashion Stores, Ltd. (“Simply Fashion”), violated the Telephone Consumer Protection Act (“TCPA”) as a result of Simply Fashion’s text messaging campaigns and alleged failure to opt-out certain Simply Fashion customers from receiving messages. In October 2018, the District Court approved the settlement agreement between the parties and dismissed the case. The final payment of approximately $6 million was made in November 2018 after the time period for filing any appeal of the District Court's settlement agreement approval expired.
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
Since the Foundation’s and Salesforce.org’s inception, the Company has provided at no charge certain resources to those entities' employees such as office space, furniture, equipment, facilities, services, and other resources. The value of these items was approximately $11 million and $7 million for the nine months ended October 31, 2018 and 2017, respectively.
Additionally, the Company allows Salesforce.org to donate subscriptions of the Company’s services to other qualified non-profit organizations. The Company also allows Salesforce.org to resell the Company’s service to non-profit organizations and certain education entities. The Company does not charge Salesforce.org for these subscriptions, therefore income from subscriptions sold to non-profit organizations is donated back to the community through charitable grants made by the Foundation and Salesforce.org. The value of the subscriptions sold by Salesforce.org pursuant to the reseller agreement, as amended, was approximately $183 million and $130 million for the nine months ended October 31, 2018 and 2017, respectively.
17. Subsequent Events
In November 2018, the Company entered into two separate agreements. The first agreement is for approximately 324,000 rentable square feet of office space in a building to be constructed as part of the Company's urban campus in San Francisco, California. As of October 31, 2018, construction has not commenced on the building and is dependent on the developer obtaining approval from the City and County of San Francisco. The Company expects to begin occupying the space in fiscal 2024 and the total non-cancelable minimum payments under this agreement are approximately $500 million over 16 years. The Company also entered into a separate agreement for a work location that it expects to occupy in fiscal 2022. The total minimum payments under this agreement are approximately $475 million over 17 years.

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
To address these factors, we will need to, among other things, continue to add substantial numbers of paying subscriptions, upgrade our customers to fully featured versions or arrangements such as an Enterprise License Agreement, provide high quality technical support to our customers, encourage the development of third-party applications on our platforms, realize the benefits from our strategic partnerships and continue to focus on retaining customers at the time of renewal. Our plans to invest for future growth include the continuation of the expansion of our data center capacity, whether internally or through the use of third parties, the hiring of additional personnel, particularly in direct sales, other customer-related areas and research and development, the expansion of domestic and international selling and marketing activities, specifically in our top markets, the continued development of our brands, the addition of distribution channels, the upgrade of our service offerings, the continued development of services including Community Cloud, Industry Clouds, Success Cloud and Integration Cloud, the integration of new and acquired technologies such as Commerce Cloud, artificial intelligence technologies and Salesforce Quip, the expansion of our Marketing Cloud, Salesforce Platform core service offerings, Integration Cloud through our May 2018 MuleSoft, Inc. ("MuleSoft") acquisition and the additions to our global infrastructure to support our growth.
We also regularly evaluate acquisitions or investment opportunities in complementary businesses, joint ventures, services and technologies and intellectual property rights in an effort to expand our service offerings. We expect to continue to make such investments and acquisitions in the future and we plan to reinvest a significant portion of our incremental revenue in future periods to grow our business and continue our leadership role in the cloud computing industry. As part of our growth strategy, we are delivering innovative solutions in new categories, including analytics, e-commerce, artificial intelligence, IoT and collaborative productivity tools. We drive innovation organically and to a lesser extent through acquisitions, such as our May 2018 acquisition of MuleSoft and in August 2018 our acquisition of Datorama, Inc. ("Datorama"). We have a disciplined and thoughtful acquisition process where we routinely survey the industry landscape across a wide range of companies. As a result of our aggressive growth plans and integration of our previously acquired businesses, we have incurred significant expenses from equity awards and amortization of purchased intangibles, which have reduced our operating income. We remain focused on improving operating margins.
Our typical subscription contract term is 12 to 36 months, although terms range from one to 60 months, so during any fiscal reporting period only a subset of active subscription contracts is eligible for renewal. We calculate our attrition rate as of the end of each month. Our attrition rate, including the Marketing Cloud service offering but excluding our Commerce Cloud serving offering, was approximately 10 percent as of October 31, 2018. While it is difficult to predict, we expect our attrition rate to remain consistent as we continue to expand our enterprise business and invest in customer success and related programs.
We expect marketing and sales costs, which were 46 percent and 45 percent of total revenues for the nine months ended October 31, 2018 and 2017, respectively, to continue to represent a substantial portion of total revenues in the future as we seek to grow our customer base, sell more products to existing customers, and continue to build greater brand awareness.
In May 2018, we acquired MuleSoft, an industry-leading integration platform, to provide our customers the ability to integrate data across platforms. The financial results of MuleSoft are included in our consolidated financial statements from the date of acquisition. The total purchase price for MuleSoft was approximately $6.4 billion.
In August 2018, we acquired all outstanding stock of Datorama, which provides a platform for enterprises, agencies and publishers to integrate data across marketing channels and data sources. The financial results of Datorama are included in our consolidated financial statements from the date of acquisition. The total purchase price for Datorama was $766 million.

Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2019, for example, refer to the fiscal year ending January 31, 2019.
Adoption of New Accounting Standards
We have adjusted our condensed consolidated financial statements from amounts previously reported due to the adoption of Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). The information presented reflects the adjusted amounts as compared to those previously reported. In addition, we have prospectively adopted Accounting Standards Update No. 2016-01, "Financial Instrument-Overall (Subtopic 825-10)" ("ASU 2016-01") and Accounting Standards Update No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory" ("ASU 2016-16"). See Note 1, “Summary of Business and Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report in Form 10-Q.
Operating Segments
We operate as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision makers, Marc Benioff, who is the co-chief executive officer and the chairman of the board, and Keith Block, who is the co-chief executive officer, in deciding how to allocate resources and assess performance. Over the past few years, we have completed a number of acquisitions. These acquisitions have allowed us to expand our offerings, presence and reach in various market segments of the enterprise cloud computing market. While we have offerings in multiple enterprise cloud computing market segments, including as a result of our acquisitions, our business operates in one operating segment because our offerings operate on a single customer success platform and are deployed in an identical way, and our chief operating decision makers evaluate our financial information and resources and assess the performance of these resources on a consolidated basis. Since we operate as one operating segment, all required financial segment information can be found in the condensed consolidated financial statements.
In August 2018, we moved to a co-chief executive officer model with the promotion of our vice chairman and chief operating officer, Keith Block. In the third quarter of fiscal 2019, we determined that both co-chief executive officers also serve as chief operating decision makers for the purposes of segment reporting. Despite the change in the chief operating decision maker, we determined no change to segment reporting was necessary as there was no change in the components for which separate financial information is regularly evaluated.
Sources of Revenues
We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our enterprise cloud computing services (collectively, "Cloud Services"), software licenses, and from customers paying for additional support beyond the standard support that is included in the basic subscription fees; and (2) related professional services such as process mapping, project management, implementation services and other revenue. “Other revenue” consists primarily of training fees. Subscription and support revenues accounted for approximately 93 percent of our total revenues for the nine months ended October 31, 2018. Subscription revenues are driven primarily by the number of paying subscribers, varying service types, and the price of our service and renewals. We define a “customer” as a separate and distinct buying entity (e.g., a company, a distinct business unit of a large corporation, a partnership, etc.) that has entered into a contract to access our enterprise cloud computing services. None of our customers accounted for more than five percent of our revenues during the nine months ended October 31, 2018 and 2017.
Subscription and support revenues for Cloud Services are recognized ratably over the contract terms beginning on the commencement dates of each contract. Subscription and support services for software licenses are generally recognized upfront when the software is made available to the customer. The typical subscription and support term is 12 to 36 months, although terms range from one to 60 months. Our subscription and support contracts are non-cancelable, though customers typically have the right to terminate their contracts for cause if we materially fail to perform.
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
Revenue by Cloud Service Offering
The information below is provided on a supplemental basis to give additional insight into the revenue performance of our individual core service offerings. All of the cloud offerings that we offer to customers are grouped into four major cloud service offerings. Subscription and support revenues consisted of the following (in millions):

	Three Months Ended October 31,			Nine Months Ended October 31,
	2018	2017	Variance- Percent	2018	2017	Variance- Percent
Sales Cloud	$1,020	$921	11%	$2,989	$2,642	13%
Service Cloud	917	738	24%	2,657	2,094	27%
Salesforce Platform and Other	742	491	51%	2,029	1,378	47%
Marketing and Commerce Cloud	489	356	37%	1,363	984	39%
Total	$3,168	$2,506		$9,038	$7,098
Subscription and support revenues from the Community Cloud, Quip and our Industry Offerings were not significant in the three and nine months ended October 31, 2018. Quip revenue is included with Salesforce Platform and Other in the table above. Our Industry Offerings and Community Cloud revenue are included in either Sales Cloud, Service Cloud or Salesforce Platform and Other depending on the primary service offering purchased. Revenue from our acquisition of MuleSoft in May 2018 is included in Salesforce Platform and Other.
As required under U.S. GAAP, we recorded unearned revenue related to acquired contracts from MuleSoft at fair value on the date of acquisition. As a result, we did not recognize certain revenues related to these acquired contracts that MuleSoft would have otherwise recorded as an independent entity. Of the $2.0 billion subscription and support revenue for Salesforce Platform and Other for the nine months ended October 31, 2018, approximately $203 million was attributed to MuleSoft.
In situations where a customer purchases multiple cloud offerings, such as through an Enterprise License Agreement, we allocate the contract value to each core service offering based on the customer’s estimated product demand plan, the service that was provided at the inception of the contract, and standalone selling price ("SSP") of those products. We do not update these allocations based on actual product usage during the term of the contract. We have allocated approximately 17 percent of our total subscription and support revenues for the three and nine months ended October 31, 2018 and approximately 15 percent for the three and nine months ended October 31, 2017 based on customers’ estimated product demand plans and these allocated amounts are included in the table above.
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
The sequential quarterly changes in accounts receivable and the related unearned revenue and operating cash flow during the first quarter of our fiscal year are not necessarily indicative of the billing activity that occurs for the following quarters as displayed below (in millions):

	October 31, 2018	July 31, 2018	April 30, 2018
Fiscal 2019
Accounts receivable, net	$2,037	$1,980	$1,763
Unearned revenue	5,376	5,883	6,201
Operating cash flow (1)	143	458	1,466

	January 31, 2018	October 31, 2017	July 31, 2017	April 30, 2017
Fiscal 2018
Accounts receivable, net	$3,921	$1,522	$1,572	$1,442
Unearned revenue	6,995	4,312	4,749	4,969
Operating cash flow (1)	1,051	125	331	1,230

(1)	Operating cash flow represents net cash provided by operating activities for the three months ended in the periods stated above.
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
Remaining performance obligation, formerly referred to as remaining transaction price, consisted of the following (in billions):

	Current	Noncurrent	Total
As of October 31, 2018	$10.0	$11.2	$21.2
As of July 31, 2018	$9.8	$11.2	$21.0
As of April 30, 2018	$9.6	$10.8	$20.4
As of October 31, 2017	$7.9	$7.9	$15.8
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

During the nine months ended October 31, 2018, we recognized stock-based expense related to our equity plans for employees and non-employee directors of $954 million. As of October 31, 2018, the aggregate stock compensation remaining to be amortized to costs and expenses was approximately $2.7 billion. We expect this stock compensation balance to be amortized as follows: $323 million during the remaining three months of fiscal 2019; $1.1 billion during fiscal 2020; $755 million during fiscal 2021; $436 million during fiscal 2022; $87 million during fiscal 2023 and $8 million thereafter. The expected amortization reflects only outstanding stock awards as of October 31, 2018 and assumes no forfeiture activity. These amounts also exclude all stock-based expenses associated with our employee stock purchase plan. We expect to continue to issue stock-based awards to our employees in future periods.
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
We believe that of our significant accounting policies, which are described in Note 1 “Summary of Business and Significant Accounting Policies” to our condensed consolidated financial statements, the following accounting policies and specific estimates involve a greater degree of judgment and complexity. Accordingly, these are the policies and estimates we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations:

•	the SSP of performance obligations for contracts with multiple performance obligations;

•	the estimate of variable consideration as part of the adoption of ASU 2014-09;

•	the fair value of assets acquired and liabilities assumed for business combinations;

•	the recognition, measurement and valuation of current and deferred income taxes;

•	the average period of benefit associated with costs capitalized to obtain revenue contracts;

•	the fair value of certain stock awards issued;

•	the useful lives of intangible assets; and

•	the valuation of privately held strategic investments.

Results of Operations
The following tables set forth selected data for each of the periods indicated (in millions):

3	Three Months Ended October 31,				Nine Months Ended October 31,
	2018	% of Total Revenues	2017 (as adjusted)*	% of Total Revenues	2018	% of Total Revenues	2017 (as adjusted)*	% of Total Revenues
Revenues:
Subscription and support	$3,168	93%	$2,506	93%	$9,038	93%	$7,098	92%
Professional services and other	224	7	195	7	641	7	577	8
Total revenues	3,392	100	2,701	100	9,679	100	7,675	100
Cost of revenues (1)(2):
Subscription and support	676	20	528	19	1,887	20	1,485	20
Professional services and other	213	6	186	7	618	6	550	7
Total cost of revenues	889	26	714	26	2,505	26	2,035	27
Gross profit	2,503	74	1,987	74	7,174	74	5,640	73
Operating expenses (1)(2):
Research and development	481	14	394	15	1,368	14	1,157	15
Marketing and sales	1,588	47	1,167	43	4,421	46	3,426	45
General and administrative	342	10	271	10	987	10	814	10
Total operating expenses	2,411	71	1,832	68	6,776	70	5,397	70
Income from operations	92	3	155	6	398	4	243	3
Investment income	13	0	10	0	41	1	24	1
Interest expense	(40)	(1)	(21)	(1)	(113)	(1)	(65)	(1)
Gains (losses) on strategic investments, net	63	2	1	0	417	4	(4)	0
Other income	0	0	1	0	1	0	1	0
Income before benefit from (provision for) income taxes	128	4	146	5	744	8	199	3
Benefit from (provision for) income taxes	(23)	(1)	(39)	(1)	4	0	(45)	(1)
Net income	$105	3%	$107	4%	$748	8%	$154	2%
(1) Amounts related to amortization of intangible assets acquired through business combinations, as follows (in millions):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2018	% of Total Revenues	2017 (as adjusted)	% of Total Revenues	2018	% of Total Revenues	2017 (as adjusted)	% of Total Revenues
Cost of revenues	$62	2%	$40	1%	$153	2%	$127	2%
Marketing and sales	67	2	30	1	164	2	91	1
(2) Amounts related to stock-based expenses, as follows (in millions):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2018	% of Total Revenues	2017 (as adjusted)	% of Total Revenues	2018	% of Total Revenues	2017 (as adjusted)	% of Total Revenues
Cost of revenues	$42	1%	$33	1%	$119	1%	$97	1%
Research and development	81	2	66	2	228	2	197	3
Marketing and sales	180	5	118	4	474	5	357	5
General and administrative	48	1	34	1	133	1	108	1
*Prior period information has been adjusted for the adoption of Topic 606.

Three and Nine Months Ended October 31, 2018 and 2017
Revenues.

	Three Months Ended October 31,		Variance
(in millions)	2018	2017	Dollars	Percent
Subscription and support	$3,168	$2,506	$662	26%
Professional services and other	224	195	29	15
Total revenues	$3,392	$2,701	$691	26%

	Nine Months Ended October 31,		Variance
(in millions)	2018	2017	Dollars	Percent
Subscription and support	$9,038	$7,098	$1,940	27%
Professional services and other	641	577	64	11
Total revenues	$9,679	$7,675	$2,004	26%
Total revenues were $3.4 billion for the three months ended October 31, 2018, compared to $2.7 billion during the same period a year ago, an increase of $691 million, or 26 percent. Total revenues were $9.7 billion for the nine months ended October 31, 2018, compared to $7.7 billion during the same period a year ago, an increase of $2.0 billion, or 26 percent. Subscription and support revenues were $3.2 billion, or 93 percent of total revenues, for the three months ended October 31, 2018, compared to $2.5 billion, or 93 percent of total revenues, during the same period a year ago, an increase of $662 million, or 26 percent. Subscription and support revenues were $9.0 billion, or 93 percent of total revenues, for the nine months ended October 31, 2018, compared to $7.1 billion, or 92 percent of total revenues, during the same period a year ago, an increase of $1.9 billion, or 27 percent. The increase in subscription and support revenues was primarily caused by volume-driven increases from new business, which includes new customers, upgrades and additional subscriptions from existing customers. Our acquisition of MuleSoft in May 2018 contributed $104 million and $203 million to subscription and support revenues in the three and nine months ended October 31, 2018, respectively. We continue to invest in a variety of customer programs and initiatives which, along with increasing enterprise adoption, have helped keep our attrition rate stable, which is approximately 10 percent and consistent with the prior year. Consistent attrition rates play a role in our ability to maintain growth in our subscription and support revenues. Neither changes in the net price per user per month nor foreign currency fluctuations, have been a significant driver of revenue growth for the periods presented. Professional services and other revenues were $224 million, or 7 percent of total revenues, for the three months ended October 31, 2018, compared to $195 million, or 7 percent of total revenues, for the same period a year ago, an increase of $29 million, or 15 percent. Professional services and other revenues were $641 million, or 7 percent of total revenues, for the nine months ended October 31, 2018, compared to $577 million, or 8 percent of total revenues, for the same period a year ago, an increase of $64 million, or 11 percent. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers.
Revenues by geography were as follows:

	Three Months Ended October 31,
(in millions)	2018	As a % of Total Revenues	2017	As a % of Total Revenues	Growth rate
Americas	$2,425	71%	$1,942	72%	25%
Europe	641	19	499	18	28
Asia Pacific	326	10	260	10	25
	$3,392	100%	$2,701	100%	26%

	Nine Months Ended October 31,
(in millions)	2018	As a % of Total Revenues	2017	As a % of Total Revenues	Growth rate
Americas	$6,864	71%	$5,575	73%	23%
Europe	1,876	19	1,374	18	37
Asia Pacific	939	10	726	9	29
	$9,679	100%	$7,675	100%	26%

Revenues by geography are determined based on the region of the Salesforce contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 96 percent during the three and nine months ended October 31, 2018 and 2017.
Revenues in Europe and Asia Pacific accounted for $967 million, or 29 percent of total revenues, for the three months ended October 31, 2018, compared to $759 million, or 28 percent of total revenues, during the same period a year ago, an increase of $208 million, or 27 percent. Revenues in Europe and Asia Pacific accounted for $2.8 billion, or 29 percent of total revenues, for the nine months ended October 31, 2018, compared to $2.1 billion, or 27 percent of total revenues, during the same period a year ago, an increase of $715 million, or 34 percent. The increase in revenues outside of the Americas was the result of the increasing acceptance of our services, our focus on marketing our services internationally and additional resources.
Cost of Revenues.

	Three Months Ended October 31,		Variance
(in millions)	2018	2017	Dollars
Subscription and support	$676	$528	$148
Professional services and other	213	186	27
Total cost of revenues	$889	$714	$175
Percent of total revenues	26%	26%

	Nine Months Ended October 31,		Variance
(in millions)	2018	2017	Dollars
Subscription and support	$1,887	$1,485	$402
Professional services and other	618	550	68
Total cost of revenues	$2,505	$2,035	$470
Percent of total revenues	26%	27%
Cost of revenues was $889 million, or 26 percent of total revenues, for the three months ended October 31, 2018, compared to $714 million, or 26 percent of total revenues, during the same period a year ago, an increase of $175 million. Cost of revenues was $2.5 billion, or 26 percent of total revenues, for the nine months ended October 31, 2018, compared to $2.0 billion, or 27 percent of total revenues, during the same period a year ago, an increase of $470 million. For the three months ended October 31, 2018, the increase in absolute dollars was primarily due to the acquisition of MuleSoft in May 2018 and an increase of $36 million in employee-related costs, an increase of $9 million in stock-based expenses, an increase of $84 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of $6 million in allocated overhead and by an increase of amortization of purchased intangible assets of $22 million. For the nine months ended October 31, 2018, the increase in absolute dollars was primarily due to the acquisition of MuleSoft in May 2018, an increase of $110 million in employee-related costs, an increase of $22 million in stock-based expenses, an increase of $243 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of $19 million in allocated overhead and by an increase of amortization of purchased intangible assets of $26 million. We have increased our headcount by 15 percent since October 31, 2017 to meet the higher demand for services from our customers, of which a component was also due to the acquisition of MuleSoft in May 2018. We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity and security. We also plan to add additional employees in our professional services group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues in future periods.
The cost of professional services and other revenues was $213 million and $618 million during the three and nine months ended October 31, 2018 resulting in positive gross margins of $11 million and $23 million, respectively. We expect the cost of professional services to be approximately in line with revenues from professional services in future fiscal quarters. We believe that this investment in professional services facilitates the adoption of our service offerings and maintains our attrition rate.

Operating Expenses.

	Three Months Ended October 31,		Variance
(in millions)	2018	2017	Dollars
Research and development	$481	$394	$87
Marketing and sales	1,588	1,167	421
General and administrative	342	271	71
Total operating expenses	$2,411	$1,832	$579
Percent of total revenues	71%	68%

	Nine Months Ended October 31,		Variance
(in millions)	2018	2017	Dollars
Research and development	$1,368	$1,157	$211
Marketing and sales	4,421	3,426	995
General and administrative	987	814	173
Total operating expenses	$6,776	$5,397	$1,379
Percent of total revenues	70%	70%
Research and development expenses were $481 million, or 14 percent of total revenues, for the three months ended October 31, 2018, compared to $394 million, or 15 percent of total revenues, during the same period a year ago, an increase of $87 million. Research and development expenses were $1,368 million, or 14 percent of total revenues, for the nine months ended October 31, 2018, compared to $1,157 million, or 15 percent of total revenues, during the same period a year ago, an increase of $211 million. For the three months ended October 31, 2018, the increase in absolute dollars was primarily due to our MuleSoft acquisition and to an increase of approximately $55 million in employee-related costs, an increase of $15 million in stock-based expenses, an increase in our development and test data center costs and allocated overhead. For the nine months ended October 31, 2018, the increase in absolute dollars was primarily due to our MuleSoft acquisition and an increase of approximately $148 million in employee-related costs, an increase of $31 million in stock-based expenses, an increase in our development and test data center costs and allocated overhead. We increased our research and development headcount by 17 percent since October 31, 2017 in order to improve and extend our service offerings, develop new technologies, and integrate previously acquired companies. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to invest in additional employees and technology to support the development of new, and improve existing, technologies and the integration of acquired technologies.
Marketing and sales expenses were $1.6 billion, or 47 percent of total revenues, for the three months ended October 31, 2018, compared to $1.2 billion, or 43 percent of total revenues, during the same period a year ago, an increase of $421 million. Marketing and sales expenses were $4.4 billion, or 46 percent of total revenues, for the nine months ended October 31, 2018, compared to $3.4 billion, or 45 percent of total revenues, during the same period a year ago, an increase of $995 million. For the three months ended October 31, 2018, the increase was primarily due to our MuleSoft acquisition and an increase of $186 million in employee-related costs and amortization of costs capitalized to obtain revenue contracts, an increase of $62 million in stock-based expenses and an increase of $72 million in advertising expenses. For the nine months ended October 31, 2018, the increase was primarily due to an increase of $565 million in employee-related costs and amortization of costs capitalized to obtain revenue contracts, an increase of $117 million in stock-based expenses and an increase of $107 million in advertising expenses. Our marketing and sales headcount increased by 24 percent since October 31, 2017, of which a component was due to the acquisition of MuleSoft in May 2018. The increase in headcount was primarily attributable to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.
General and administrative expenses were $342 million, or 10 percent of total revenues, for the three months ended October 31, 2018, compared to $271 million, or 10 percent of total revenues, during the same period a year ago, an increase of $71 million. General and administrative expenses were $987 million, or 10 percent of total revenues, for the nine months ended October 31, 2018, compared to $814 million, or 10 percent of total revenues, during the same period a year ago, an increase of $173 million. The increases were primarily due to an increase in employee-related costs, as well as transaction costs related to the acquisitions of MuleSoft and Datorama. Our general and administrative headcount increased by 23 percent since October 31, 2017 as we added personnel to support our growth as well as an increase due to the acquisition of MuleSoft in May 2018.

Other income and expense.

	Three Months Ended October 31,		Variance
(in millions)	2018	2017	Dollars
Investment income	$13	$10	$3
Interest expense	(40)	(21)	(19)
Gains on strategic investments, net	63	1	62
Other income	0	1	(1)

	Nine Months Ended October 31,		Variance
(in millions)	2018	2017	Dollars
Investment income	$41	$24	$17
Interest expense	(113)	(65)	(48)
Gains (losses) on strategic investments, net	417	(4)	421
Other income	1	1	0
Investment income consists of income on our cash and marketable securities balances. Investment income was $13 million for the three months ended October 31, 2018 compared to $10 million during the same period a year ago. Investment income was $41 million for the nine months ended October 31, 2018 compared to $24 million during the same period a year ago. The increase was due to greater investment yield on marketable security balances earned in the three and nine months ended October 31, 2018.
Interest expense consists of interest on our debt, capital leases, and financing obligation related to 350 Mission. Interest expense was $40 million for the three months ended October 31, 2018 compared to $21 million during the same period a year ago. Interest expense was $113 million for the nine months ended October 31, 2018 compared to $65 million during the same period a year ago. The increase was primarily driven by interest expense on the 2021 Term Loan, 2023 Senior Notes and 2028 Senior Notes of approximately $56 million. We expect interest expense to increase in future quarters as a result of the 2021 Term Loan, 2023 Senior Notes and 2028 Senior Notes.
Gains (losses) on strategic investments, net consists primarily of mark-to-market adjustments related to our publicly held equity securities, observable price adjustments related to our privately held equity securities, impairments on our privately held equity and debt securities, and any gains or losses as a result of sales, as required by the prospective adoption of ASU 2016-01, which was adopted in the first quarter of fiscal 2019. During the three and nine months ended October 31, 2018, these adjustments and impairments resulted in net gains of approximately $63 million and $417 million, respectively. The gain for the nine months ended October 31, 2018 was primarily due to the mark to market of one privately held investment, the fair value adjustment of our publicly held investments as a result of seven initial public offerings and recognized gains from sales of investments. For the three months ended October 31, 2018, there were three initial public offerings which resulted in net recognized gains of $42 million and recognized gains from sales of investments of $59 million.
Other income primarily consists of non-operating transactions such as gains and losses from foreign exchange rate fluctuations and real estate transactions.
Benefit from (provision for) income taxes.

	Three Months Ended October 31,		Variance
(in millions)	2018	2017	Dollars
Provision for income taxes	$(23)	$(39)	$16
Effective tax rate	18%	27%

	Nine Months Ended October 31,		Variance
(in millions)	2018	2017	Dollars
Benefit from (provision for) income taxes	$4	$(45)	$49
Effective tax rate	(1)%	23%
We recognized a tax provision of $23 million on a pretax income of $128 million for the three months ended October 31, 2018 and a tax benefit of $4 million on a pretax income of $744 million for the nine months ended October 31, 2018. Included in this tax amount was a discrete tax benefit of $140 million from a partial release of the valuation allowance in connection with the acquisition of MuleSoft. The net deferred tax liability from the acquisition of MuleSoft provided a source of additional income to support the realizability of our pre-existing deferred tax assets and, as a result, we released a portion of our valuation allowance. The tax benefit associated with the release of the valuation allowance was partially offset by income taxes in profitable jurisdictions outside of the United States.
In fiscal 2018, we recorded a tax provision of $39 million on a pretax income of $146 million for the three months ended October 31, 2017 and a tax provision of $45 million on a pretax income of $199 million for the nine months ended October 31, 2017. The tax provision recorded was primarily related to income taxes in profitable jurisdictions outside of the United States.
We regularly assess the realizability of the deferred tax assets and establish a valuation allowance if it is more-likely-than-not that some or all of the deferred tax assets will not be realized. At the end of fiscal 2018, we had a valuation allowance in the amount of approximately $975 million, which has been adjusted during the nine months ended October 31, 2018 for a number of events, including acquisitions and the development of the Altera case. When performing the assessment, we evaluate and weigh all available positive and negative evidence such as historic results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax-planning strategies.  The assessment requires significant judgment and is performed in each of the applicable jurisdictions. We may release a portion of the valuation allowance when sufficient positive evidence outweighs negative evidence, for example, when we are able to demonstrate a sustained level and mix of profitability. A material non-cash income tax benefit may result in the period when a valuation allowance release occurs.
Liquidity and Capital Resources
At October 31, 2018, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $3.5 billion and accounts receivable of $2.0 billion. Our cash, cash equivalents and marketable securities are comprised primarily of corporate notes and obligations, U.S. treasury securities, asset backed securities, foreign government obligations, mortgage backed obligations, time deposits, money market mutual funds and municipal securities.
For the three and nine months ended October 31, 2018 and 2017, our cash flows were as follows (in millions):

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Net cash provided by operating activities	$143	$125	$2,067	$1,686
Net cash used in investing activities	(545)	(135)	(4,930)	(1,427)
Net cash provided by financing activities	182	134	2,396	202
Cash provided by operating activities has historically been affected by the amount of net income adjusted for non-cash expense items such as depreciation and amortization; amortization of purchased intangibles from business combinations; the expense associated with stock-based awards; net gains on strategic investments; the timing of employee related costs including commissions and bonus payments; the timing of payments against accounts payable, accrued expenses and other current liabilities; the timing of our semi-annual interest payments related to our senior notes; the timing of collections from our customers, which is our largest source of operating cash flows; the timing of business combination activity and the related integration and transaction costs; and changes in working capital accounts. Net cash provided by operating activities was also impacted by payments made during the three and nine months ended October 31, 2018 for the transaction fees related to the acquisition of MuleSoft.
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
The net cash used in investing activities during the nine months ended October 31, 2018 primarily related to the acquisition of Datorama, MuleSoft and CloudCraze, net of cash acquired for a total of $5.1 billion, sales and maturities of marketable securities of $1.5 billion offset by purchases of marketable securities of $634 million, which partially facilitated cash outflows relating to the MuleSoft acquisition, purchases of strategic investments of $292 million and new office build outs and capital investments of $428 million. The net cash used in investing activities during the nine months ended October 31, 2017 primarily related to purchases of marketable securities of $1.4 billion, new office build-outs and capital investments of $396 million, which were offset by the cash inflows for the period from sales and maturities of marketable securities of $480 million.
Net cash provided by financing activities during the nine months ended October 31, 2018 consisted primarily of $3.0 billion from proceeds from issuance of debt, $568 million from proceeds from equity plans, which were offset by $1.0 billion of principal payments on the maturity of the 0.25% Senior Notes. Net cash provided by financing activities during the nine months ended October 31, 2017 consisted primarily of $200 million in repayments of debt offset by $485 million from proceeds from equity plans.
As of October 31, 2018, we have senior unsecured debt outstanding due in 2019, 2021, 2023, and 2028 with a total carrying value of $3.5 billion. In addition, we have senior secured notes outstanding related to our loan on 50 Fremont due in 2023 with a total carrying value of $198 million. We were in compliance with all debt covenants as of October 31, 2018.
In March 2013, we issued at par value $1.15 billion of 0.25% convertible senior notes ("0.25% Senior Notes"), due April 2018. During the nine months ended October 31, 2018, the outstanding balance of the 0.25% Senior Notes matured and we repaid $1 billion in cash of principal balance. As of October 31, 2018, all 0.25% Senior Notes had been repaid in full and were no longer outstanding.
As of October 31, 2018, we have a total of $92 million in letters of credit outstanding in favor of certain landlords for office space. To date, no amounts have been drawn against the letters of credit, which renew annually and expire at various dates through December 2030.
We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.
Our principal commitments consist of obligations under leases for office space, co-location data center facilities and our development and test data center, as well as leases for computer equipment, software, furniture and fixtures, excluding all secured and unsecured debt. At October 31, 2018, the future non-cancelable minimum payments under these commitments were as follows (in millions):

	Capital Leases	Operating Leases (1)	Financing Obligation - Leased Facility
Fiscal Period:
Remaining three months of Fiscal 2019	$10	$193	$6
Fiscal 2020	202	744	22
Fiscal 2021	0	613	23
Fiscal 2022	0	416	23
Fiscal 2023	0	330	24
Thereafter	0	1,408	187
Total minimum lease payments	212	$3,704	$285
Less: amount representing interest	(9)
Present value of capital lease obligations	$203
(1) Operating leases do not include sublease income. The Company has entered into various sublease agreements with third parties. Under these agreements, we expect to receive sublease income of approximately $3 million in the remainder of fiscal year 2019, $118 million in the next four years and $104 million thereafter.
The majority of our operating lease agreements provide us with the option to renew. Our future operating lease obligations would change if we exercised these options and if we entered into additional operating lease agreements as we expand our operations.
The financing obligation - leased facility above represents the total obligation for our lease of approximately 445,000 rentable square feet of office space at 350 Mission St. ("350 Mission") in San Francisco, California. As of October 31, 2018, $216 million of the total obligation noted above was recorded to Financing obligation - leased facility, of which the current portion is included in “Accounts payable, accrued expenses and other liabilities” and the noncurrent portion is included in “Other noncurrent liabilities” on the condensed consolidated balance sheets.
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
We have entered into various contractual commitments with infrastructure service providers for a total commitment of $2.0 billion. As of October 31, 2018 the total remaining commitment is approximately $1.9 billion and $54 million is remaining to be paid this fiscal year.
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

Environmental, Social and Governance
We believe the business of business is improving the state of the world for all of our stakeholders, including our stockholders, customers, employees, partners, community, environment and society. We are committed to creating a sustainable, low-carbon future by delivering a carbon neutral cloud, operating as a net-zero greenhouse gas emissions company and by working to achieve our goal of 100 percent renewable energy for our global operations in fiscal 2022. In fiscal 2018, we procured electricity from renewable energy resources equivalent to 50 percent of what we used globally and as of October 31, 2018, the three buildings at our corporate headquarters in San Francisco are sourcing 100 percent renewable energy. In June 2018, we signed our latest virtual power purchase agreement to date to provide new wind energy in Illinois once the project is operational in fiscal year 2020. In addition, we have spearheaded initiatives to drive equality in four key areas: equal rights, equal pay, equal education and equal opportunity. We also pioneered and have inspired other companies to adopt our 1-1-1 integrated philanthropy model, which leverages one percent of a company’s equity, employee time and product to help improve communities around the world. Together with the Salesforce Foundation, a 501(c)(3) nonprofit organization, and Salesforce.org, a nonprofit social enterprise, which are not included in our consolidated financial statements, we have given approximately $240 million to charitable organizations, logged more than 3.5 million employee volunteer hours around the world and provided more than 39,000 nonprofit and higher education organizations with the use of our service offerings for free or at a discount.
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
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $3.5 billion at October 31, 2018. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least BBB or better. The cash, cash equivalents and marketable securities are held for general corporate purposes, including acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase or decrease in interest rates of 100-basis points at October 31, 2018 could result in a $22 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.
At January 31, 2018, we had cash, cash equivalents and marketable securities totaling $4.5 billion. The fixed-income portfolio was also subject to interest rate risk. Changes in interest rates of 100-basis points would have resulted in market value changes of $34 million.
Market Risk and Market Interest Risk
We deposit our cash with multiple financial institutions.
In addition, we maintain debt obligations that are subject to market interest risk, as follows (in millions):

Instrument	Maturity date	Principal Outstanding as of October 31, 2018	Interest Terms	Effective interest rate for the three months ended October 31, 2018
2021 Term Loan	May 2021	$500	Floating	3.01%
2023 Senior Notes	April 2023	1,000	Fixed	3.26%
2028 Senior Notes	April 2028	1,500	Fixed	3.70%
2019 Term Loan	July 2019	500	Floating	3.01%
Loan assumed on 50 Fremont	June 2023	199	Fixed	3.75%
Revolving credit facility	April 2023	0	Floating	N/A
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
The borrowings under the Revolving Credit Facility bear interest, at our option, at a base rate plus a spread of 0.00% to 0.375% or an adjusted LIBOR rate plus a spread of 0.75% to 1.375%, in each case with such spread being determined based on the our credit rating. Regardless of what amounts, if any, are outstanding under the revolving credit facility, we are also obligated to pay an ongoing commitment fee on undrawn amounts at a rate of 0.05% to 0.175%, with such rate being based on our public debt rating, payable in arrears quarterly. As of October 31, 2018 there was no outstanding borrowing amount under the Revolving Credit Facility.
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
We have an investment portfolio that includes strategic investments in public and privately held companies, which range from early-stage companies to more mature companies with established revenue streams and business models. As of October 31, 2018, our portfolio, which consists of investments in over 225 privately held companies and seven public companies, is primarily comprised of independent software vendors and system integrators. Our investments in these companies range from $0.1 million to over $105 million, with 20 investments individually equal to or in excess of approximately $10 million as of October 31, 2018.
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

The primary purpose of our investments is to create an ecosystem of enterprise cloud companies, accelerate the growth of technology startups and system integrators and create the next generation of mobile applications and connected products. Therefore, we continually evaluate our investments in privately held and publicly traded companies. In certain cases, our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering. Currently, four of our publicly held investments are subject to such a contractual obligation, which expire in the fourth quarter of fiscal 2019 and the first quarter of fiscal 2020.
Upon adoption of ASU 2016-01 in the first quarter of fiscal 2019, we are now required to record all fair value adjustments of our publicly traded and privately held equity investments through the statement of operations. As such we anticipate additional volatility to our statements of operations in future periods, due to changes in market prices of our investments in publicly held equity investments and the valuation and timing of observable price changes and impairments of our investments in privately held securities. These changes could be material based on market conditions and events. While historically our investment portfolio has had a positive impact on our financial results, that may not be true for future periods, particularly in periods of significant market fluctuations that affect our strategic investments portfolio.
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
The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations, stockholders' equity, cash flows and financial condition.
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

We are subject to risks associated with our strategic investments including partial or complete loss of invested capital. Significant changes in the fair value of this portfolio, including changes in the market prices of our investments in public companies and impairments, could negatively impact our financial results.
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
Upon adoption of ASU 2016-01 in the first quarter of fiscal 2019, we are now required to record all fair value adjustments of our publicly traded and privately held equity investments through the statement of operations. Accordingly, we anticipate additional volatility to our statements of operations in future periods, due to changes in market prices of our investments in publicly held equity investments and the valuation and timing of observable price changes and impairments of our investments in privately held securities. These changes could be material based on market conditions and events. While historically our investment portfolio has had a positive impact on our financial results, that may not be true for future periods, particularly in periods of significant market fluctuations which affect our strategic investments portfolio.
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

•
variations in the revenue mix of our services and growth rates of our cloud subscription and support offerings, including the timing of software license sales and sales offerings that include an on-premise software element for which the revenue allocated to that deliverable is recognized upfront;

•	changes in our pricing policies and terms of contracts, whether initiated by us or as a result of competition;

•	changes in payment terms and the timing of customer payments and payment defaults by customers;

•
changes in unearned revenue and the remaining performance obligation of our customers, due to seasonality, the timing of and compounding effects of renewals, invoice duration, size and timing, new business linearity between quarters and within a quarter, average contract term, the timing of license software revenue recognition, or fluctuations due to foreign currency movements, all of which may impact implied growth rates;

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

•
changes in the fair value of our strategic investments in early-to-late stage privately held and public companies, which could negatively and materially impact our financial results, particularly in periods of significant market fluctuations;

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
We conduct our business in the following regions: the Americas, Europe and Asia Pacific. The expanding global scope of our business exposes us to risk of fluctuations in foreign currency markets. This exposure is the result of selling in multiple currencies, growth in our international investments, including data center expansion, additional headcount in foreign locations, and operating in countries where the functional currency is the local currency. Specifically, our results of operations and cash flows are subject to fluctuations primarily in British Pound Sterling, Euro, Japanese Yen, Canadian Dollar and Australian Dollar against the U.S. Dollar as well as the Euro against the Pound Sterling. These exposures may change over time as business practices evolve, economic conditions change and evolving tax regulations come into effect. The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Additionally, global political events, including the United Kingdom’s 2016 vote in favor of exiting the European Union, or “Brexit,” and similar geopolitical developments, fluctuating commodity prices and trade tariff developments, have caused global economic uncertainty, which could amplify the volatility of currency fluctuations. Such volatility, even when it increases our revenues or decreases our expenses, impacts our ability to predict our future results and earnings accurately. Although we attempt to mitigate some of this volatility and related risks through foreign currency hedging, our hedging activities are limited in scope and may not effectively offset the adverse financial impacts that may result from unfavorable movements in foreign currency exchange rates, which could adversely affect our financial condition or results of operations.
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
We are subject to tax examinations in multiple jurisdictions. While we regularly evaluate new information that may change our judgment resulting in recognition, derecognition or change in measurement of a tax position taken, there can be no assurance that the final determination of any examinations will not have an adverse effect on our operating results and financial position. Our tax provision could also be impacted by changes in accounting principles, and changes in U.S. federal and state or international tax laws applicable to corporate multinationals. For example, the 2017 U.S. Tax Cuts and Jobs Act ("Tax Act") significantly changed income tax law that affect U.S. corporations. We made significant judgments and assumptions in the interpretation of this new law and in our calculations of the provisional amounts reflected in our financial statements. The U.S. Treasury Department, the Internal Revenue Service ("IRS"), and other standard-setting bodies may issue guidance on how the provisions of the Tax Act will be applied or otherwise administered, and additional accounting guidance or interpretations may be issued in the future that are different from our current interpretation.  As we further analyze the new law and collect relevant information to complete our computations of the related accounting impact, we may make adjustments to the provisional amounts that could materially affect our provision for income taxes in the period in which the adjustments are made. In addition, recent global tax developments applicable to multinational businesses and increased scrutiny under tax examinations could have a material impact to our business and negatively affect our financial results. Any changes in taxing jurisdictions' administrative interpretations, decisions, policies and positions could also materially impact our tax liabilities.
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
Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulations. Further, our operations may not generate sufficient cash to enable us to service our debt or contractual obligations resulting from our leases. If we fail to make a payment on our debt, we could be in default on such debt. If we are at any time unable to generate sufficient cash flows from operations to service our indebtedness when payment is due, we may be required to attempt to renegotiate the terms of the instruments relating to the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing. There can be no assurance that we would be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us. Any new or refinanced debt may be subject to substantially higher interest rates, which could adversely affect our financial condition and impact our business.
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
While we seek to mitigate our, and seek to partner with organizations that mitigate their, business risks associated with climate change, we recognize that there are inherent climate related risks wherever business is conducted. Access to clean water and reliable energy in the communities where we conduct our business, whether for our offices, vendors, customers or other stakeholders, is a priority. Any of our primary locations may be vulnerable to the adverse effects of climate change. Climate related events have the potential to disrupt our business, including the business of our customers, and may cause us to experience higher attrition, losses and additional costs to resume operations.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In connection with the acquisition of MetaMind, Inc. in April 2016, the Company issued 12,682 shares of Company common stock on October 1, 2018. This issuance was made in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”): Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act, and Regulation S promulgated under the Securities Act.
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

Dated: November 28, 2018
salesforce.com, inc.

	By:	/S/ MARK J. HAWKINS
Mark J. Hawkins
President and Chief Financial Officer (Principal Financial Officer)

Dated: November 28, 2018
salesforce.com, inc.

	By:	/S/ JOE ALLANSON
Joe Allanson
Executive Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)