Form 10-K
period 2019-01-31
SALESFORCE COM INC
filed 2019-03-08
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2019
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
Not applicable
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Based on the closing price of the Registrant’s Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was July 31, 2018, the aggregate market value of its shares (based on a closing price of $137.15 per share) held by non-affiliates was approximately $80.0 billion. Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that owned 5 percent or more of the Registrant’s outstanding Common Stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 28, 2019, there were approximately 771 million shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended January 31, 2019, are incorporated by reference in Parts II and III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “assumes,” “may,” “should,” “could,” “would,” “foresees,” “forecasts,” “predicts,” “targets,” variations of such words and similar expressions are intended to identify such forward-looking statements, which may consist of, among other things, trend analyses and statements regarding future events, future financial performance, anticipated growth and industry prospects. These forward-looking statements are based on current expectations, estimates and forecasts, as well as the beliefs and assumptions of our management, and are subject to risks and uncertainties that are difficult to predict, including: the effect of general economic and market conditions; the impact of geopolitical events; the impact of foreign currency exchange rate and interest rate fluctuations on our results; our business strategy and our plan to build our business, including our strategy to be the leading provider of enterprise cloud computing applications and platforms; the pace of change and innovation in enterprise cloud computing services; the competitive nature of the market in which we participate; our international expansion strategy; our service performance and security, including the resources and costs required to prevent, detect and remediate potential security breaches; the expenses associated with new data centers and third-party infrastructure providers; additional data center capacity; real estate and office facilities space; our operating results and cash flows; new services and product features; our strategy of acquiring or making investments in complementary businesses, joint ventures, services, technologies and intellectual property rights; the performance and fair value of our investments in complementary businesses through our strategic investment portfolio; our ability to realize the benefits from strategic partnerships, joint ventures and investments; our ability to successfully integrate acquired businesses and technologies; our ability to continue to grow unearned revenue and remaining performance obligation; our ability to protect our intellectual property rights; our ability to develop our brands; our reliance on third-party hardware, software and platform providers; our dependency on the development and maintenance of the infrastructure of the Internet; the effect of evolving domestic and foreign government regulations, including those related to the provision of services on the Internet, those related to accessing the Internet, and those addressing data privacy, cross-border data transfers and import and export controls; the valuation of our deferred tax assets and the release of related valuation allowances; the potential availability of additional tax assets in the future; the impact of new accounting pronouncements and tax laws, including the U.S. Tax Cuts and Jobs Act, and interpretations thereof; uncertainties affecting our ability to estimate our tax rate; the impact of future gains or losses from our strategic investment portfolio, including gains or losses from overall market conditions which may affect the publicly traded companies within our strategic investment portfolio; the impact of expensing stock options and other equity awards; the sufficiency of our capital resources; factors related to our 2023 and 2028 senior notes, revolving credit facility, 2021 term loan and loan associated with 50 Fremont; compliance with our debt covenants and capital lease obligations; current and potential litigation involving us; and the impact of climate change. These and other risks and uncertainties may cause our actual results to differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below under “Risk Factors” and elsewhere in this report for additional detail regarding factors that may cause actual results to be different than those expressed in our forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.
PART I.

ITEM 1. BUSINESS
Overview
Salesforce is a global leader in customer relationship management (“CRM”) technology that enables companies to improve their relationships and interactions with customers. Founded in 1999, Salesforce empowers companies of every size and industry to connect with their customers in new ways through existing and emerging technologies, including cloud, mobile, social, Internet of Things (“IoT”) and artificial intelligence (“AI”), to grow their business and work more productively.
The Salesforce Customer Success Platform delivers services spanning sales, service, marketing, commerce, engagement, integration, analytics, industries, communities, enablement and collaboration, most of which operate on a single trusted cloud platform. Our service offerings are designed to be intuitive and easy to use. They can be deployed quickly via mobile devices and major internet browsers, configured easily, and integrated with other platforms and enterprise applications. We sell to businesses worldwide primarily on a subscription basis, through our direct sales efforts and also indirectly through partners. Through our platform and other developer tools, we also enable third parties to develop additional functionality and new applications, or apps, that run on our platform, which are sold separately from—or in conjunction with—our service offerings.
Salesforce operates based on a core set of values: trust, customer success, innovation and equality. Foremost among these is trust, which is the foundation for everything we do. Our customers trust our technology to deliver the highest levels of security, reliability and availability at scale. We believe our continuous innovation and the democratization of both technology and innovation drives customer success, which in turn drives mutual growth. In addition, we have spearheaded initiatives that foster a culture of equal pay, equal advancement, equal opportunity and equal rights for our more than 35,000 employees as a leading example for the broader world.
We believe the business of business is improving the state of the world for all of our stakeholders, including our stockholders, our customers, our employees, the environment and the communities in which we work and live. Salesforce is committed to transparent environmental, social and governance disclosures and maintaining programs that support the success of these initiatives. Refer to our "Environmental, Social and Governance" discussion in Part II, Item 7 of this Annual Report on Form 10-K, which is incorporated herein by reference.
We were incorporated in Delaware in February 1999. Our principal executive offices are located in San Francisco, California. Our principal address is Salesforce Tower, 415 Mission St, 3rd Floor, San Francisco, California 94105, and our primary website address is www.salesforce.com.
Our Service Offerings
Our cloud service offerings are as follows:
Sales Cloud. Sales Cloud empowers sales teams of companies of every size and industry to sell faster, smarter and in the way they want. Our customers use Sales Cloud to store data, monitor leads and progress, forecast opportunities, gain insights through analytics and relationship intelligence, and deliver quotes, contracts and invoices.
Service Cloud. Service Cloud enables companies to deliver smarter, faster and more personalized customer service and support. Our customers use Service Cloud to connect their service agents with customers anytime and anywhere, on popular devices and across multiple channels: phone, email, messaging, chat, live video, SMS, self-service web portals, social networks, online communities and directly within their own products and mobile apps. In addition, Service Cloud offers a field service solution that enables companies to connect agents, dispatchers and mobile employees through one centralized platform, on which they can schedule and dispatch work intelligently, and track and manage jobs in real-time.
Marketing and Commerce Cloud. Marketing Cloud enables companies to plan, personalize and optimize one-to-one customer marketing journeys, including interactions across email, mobile, social, web and connected products. In addition, companies can segment and target audiences to power precise digital marketing at scale. With Marketing Cloud, customer data can also be integrated with Sales Cloud and Service Cloud in the form of leads, contacts and customer service cases to give companies a complete view of their customers. Our Commerce Cloud empowers brands to unify the customer experience across all points of commerce, including mobile, web, social and store. With embedded AI that delivers a personalized shopping experience and a robust partner ecosystem, Commerce Cloud helps companies drive increased engagement, conversion, revenue and loyalty from their customers.
Salesforce Platform and Other. The Salesforce Platform includes:
Lightning Platform. Lightning Platform empowers Information Technology (“IT”), developers and business users with the industry's leading no-code to pro-code Platform-as-a-Service tools for building, securing, integrating and managing the business apps that power today's customer experiences. With the Lightning Platform, enterprises drive digital transformation at scale by building applications for any business need. Lightning Platform includes complete, intelligent analytics capabilities so customers can explore their business data, uncover new insights, make smarter decisions and take action from any device. Lightning Platform also includes Trailhead for Enablement, our free, gamified, interactive online learning platform that allows anyone to learn in-demand Salesforce skills, including administering our services and developing on the Salesforce Platform. Lightning Platform also includes our Heroku Engagement Platform, which enables developers to build, run and operate applications entirely in the cloud.
Integration. MuleSoft Anypoint Platform enables our customers to connect any system, application, data or device, whether in the cloud or on-premises, on a unified platform using application networks instead of inflexible custom code. By unlocking data across their enterprise, our customers can create new revenue opportunities, increase operational efficiency and create differentiated customer experiences.
Collaboration. Quip Collaboration Platform combines documents, spreadsheets, apps, and chat with live CRM data to deliver a central hub for teams to create, collaborate and get work done. Built mobile-first, Quip breaks down communication barriers and silos to enable every business to collaborate online, offline and from almost any device.
Most of our service offerings operate on a single customer success platform and are deployed in an identical way even though we have offerings in multiple enterprise cloud computing markets, including as a result of our acquisitions. Our core offerings are suited to meet the needs of our customers in certain industries, such as solutions for financial services, healthcare and government. Additionally, our core offerings enable companies to quickly create and manage trusted, branded digital destinations for customers, partners and employees, collectively referred to as community management. This allows companies to engage and collaborate directly with groups of people by giving them access to relevant information, apps and experts.

Additionally, through Salesforce Customer 360, our new cross-cloud technology initiative that enhances the integration of our Marketing, Commerce, and Service clouds, we will enable companies to connect their customer data across the various offerings and deliver a unified customer experience. Customer 360 is designed to help companies move beyond an app- or department-specific view of each customer by making it easier to create a single, holistic customer profile to inform every interaction.
Business Benefits of Using Our Solution
The key advantages of our solutions include the following:

•	A multi-tenant application architecture designed to enable our service offerings to scale securely, reliably and cost effectively.

•	Rapid deployment and lower total cost of ownership with multiple releases per year deployed automatically with new features and functionality.

•
Ease of integration and configuration with application programming interfaces that enable customers to integrate our solutions with existing third-party, custom and legacy apps, as well as write their own application services that integrate with our solutions.

•	Solutions designed to be intuitive and easy to use with minimal training.

•	Rapid development of apps without having to invest in hardware by providing infrastructure and development environments on demand.

•	Continuous innovation through our Ideas Exchange, which is a forum to provide feedback and suggest new features for future service releases.

•	Positive environmental impact with our multi-tenant cloud computing model that has a smaller environmental footprint than traditional hardware and software.
Our Growth Strategy
We invest for future growth by focusing on the following key priorities:
Cross selling and upselling. We see significant opportunity to deepen our relationships with our existing customers. As our customers realize the benefits of our service offerings, we aim to upgrade the customer experience with premium editions and additional subscriptions by targeting new functional areas and business units, with the goal of ultimately becoming our customers' trusted advisors, inspiring enterprise-wide digital transformation and accelerating strategic engagements through direct discussions with the highest levels of our customers' executive management.
Extending existing service offerings. We offer multiple editions of our cloud service offerings at different price points to meet the needs of customers of different sizes and we have designed our solutions to accommodate new features and functionality. We intend to continue to expand all editions of our service offerings with new features, functions and increased security through our own development, acquisitions and partnerships. We have invested heavily in the AI capabilities of Einstein, which allows users of our products to deliver more predictive customer experiences, as well as innovations like Lightning and Trailhead that improve the entire platform.
Reducing customer attrition. We strive to reduce attrition and secure renewals of existing customer subscriptions prior to the end of their contractual terms with us through, among other things, customer success and other related programs.
Expanding and strengthening the partner ecosystem. We continue to work with and invest in strategic system integrators (“SIs”) and independent software vendors (“ISVs”) to accelerate our reach into new markets and industries, offer a variety of solutions natively and through the AppExchange, our enterprise cloud marketplace, and address the business requirements of both current and future customers.
International expansion. We continue to increase our investment in our international go-to-market resources, operations and infrastructure to deliver the highest quality service to our customers around the world.
Targeting vertical industries. To meet the needs of our customers in certain industries, we provide solutions specifically built for certain vertical industries, such as financial services, healthcare and government.
Expanding into new horizontal markets. As part of our growth strategy, which is driven both organically and through acquisitions, we are delivering innovative solutions in new categories, including analytics, commerce, IoT and integration, and expect to continue this type of horizontal expansion in the future.
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

Promoting strong customer adoption. We believe that we have the people, processes and proven innovation to help companies transform successfully. We have free, curated resources such as Trailhead to help companies of every size learn our systems, as well as advisory services, technical architects and business strategists to enable and accelerate digital transformation.
Encouraging the development of third-party applications on our cloud computing platform. The Lightning Platform enables customers, ISVs and third-party developers to create and deliver cloud-based apps. It is a platform on which apps can be created, tested, published and run. In addition, these apps can be marketed and sold on the AppExchange or sold directly by software vendors. We believe our ecosystem of developers and software vendors will help address the business requirements of both current and future customers.
In addition to the key elements of our growth strategy described above, from time to time, we evaluate opportunities to acquire or invest in complementary businesses, services, technologies and intellectual property rights. These evaluations resulted in our acquisition of several companies in fiscal 2019, including MuleSoft, Inc. ("MuleSoft") and Datorama, Inc. ("Datorama") which expanded our integration and marketing capabilities.
Technology, Development and Operations
We deliver our Salesforce solutions as highly scalable, cloud computing application and platform services on a multi-tenant technology architecture. We also offer integration capabilities in the cloud, as well as on-premises, to provide our customers more options to integrate their data. Multi-tenancy is an architectural approach that allows us to operate a single application instance for multiple organizations, treating all customers as separate tenants who run in virtual isolation from each other. This approach allows us to spread the cost of delivering our services across our user base and scale our business faster than traditional software vendors while focusing our resources on building new functionality.
We provide the majority of our services to our customers from infrastructure designed and operated by us but secured within third-party data center facilities located in the United States, United Kingdom, Germany, France, Japan and other countries. These third-party data center operators provide space, physical security, and continuous power and cooling. In combination with these third-party data center facilities, we also run our services on cloud computing platform partners who offer Infrastructure-as-a-Service, including servers, storage, databases and networking. The use of cloud computing platform partners provides us flexibility to service customers in new and emerging regions and those with in-country data privacy requirements, as well as to support acquired companies.
Our technology and product efforts are focused on improving and enhancing the features, functionality, performance, availability and security of our existing service offerings, as well as developing new features, functionality and services and integrating businesses, services and technologies from acquisitions. Performance, functional depth, security and the usability of our solutions influence our technology decisions and product direction.
Competition
The market for our service offerings is highly competitive, rapidly evolving and fragmented, and subject to changing technology and low barriers to entry, shifting customer needs and frequent introductions of new products and services.
Our current competitors include:

•
Vendors of packaged business software, as well as companies offering enterprise apps delivered through on-premises offerings from enterprise software application vendors and cloud computing application service providers, either individually or with others;

•	Internally developed enterprise applications (by our potential customers’ IT departments);

•	Software companies that provide their product or service free of charge, and only charge a premium for advanced features and functionality;

•	Marketing vendors, which may be specialized in advertising, targeting, messaging, or campaign automation;

•	E-commerce solutions from established and emerging cloud-only vendors and established on-premises vendors;

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
We believe more traditional enterprise software application and platform vendors may become a greater competitive threat as they shift more of their focus to cloud computing.

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
We derive our revenues primarily from subscription revenues from our enterprise cloud computing services, software licenses and support fees for our services. We also derive revenues from related professional services via our Customer Success Group.
For our subscription and support offerings, we recognize subscription and support revenue ratably over the contract term, beginning on the commencement date of each contract. For software license sales, which resulted from our May 2018 acquisition of MuleSoft, revenues are generally recognized upfront when the software is made available to the customer. We enter into professional services contracts that are on a time and materials, fixed fee or subscription basis. We recognize revenue over time as the services are rendered for time and materials contracts, on a proportional performance basis for fixed price contracts and ratably over the contract term for subscription professional services.
Amounts that have been invoiced are recorded in accounts receivable and in either unearned revenue or revenue, depending on whether the revenue recognition criteria have been met. Unearned revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services and is recognized as the revenue recognition criteria are met. Remaining performance obligations, representing future revenues that are under contract but have not yet been recognized, are not recorded in unearned revenue. We generally invoice customers annually. Typical payment terms provide that our customers pay us within 30 days of invoice.
Unearned revenue and remaining performance obligation are influenced by several factors, including new business seasonality within the year, the specific timing, size and duration of large customer subscription agreements, the timing and compounding effects of customer renewals, varying billing cycles of subscription agreements, invoice timing, foreign currency fluctuations and new business linearity. Our fourth quarter has historically been our strongest quarter for new business and renewals, and our first quarter is generally our largest collections and operating cash flow quarter. For a more detailed discussion, see the “Seasonal Nature of Unearned Revenue, Accounts Receivable and Operating Cash Flow” discussion in Management’s Discussion and Analysis.
Refer to our "Liquidity and Capital Resources" discussion in Part II, Item 7 of this Annual Report on Form 10-K, which is incorporated herein by reference.
Customers
We sell to businesses of all sizes and in almost every industry worldwide. The number of paying subscriptions at each of our customers ranges from one to hundreds of thousands. None of our customers accounted for more than five percent of our revenues in fiscal 2019, 2018 or 2017.
Customer Service and Support
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
To a lesser extent, we also have a network of partners who refer sales leads to us and who then assist in selling to these prospects. This network includes global consulting firms, systems integrators and other partners. In return, we typically pay these partners a fee based on the first-year subscription revenue generated by the customers whom they refer. We continue to invest in developing additional distribution channels for our subscription service.
Our marketing strategy is to promote our brand and generate demand for our offerings. We use a variety of marketing programs across traditional and social channels to target our prospective and current customers, partners and developers. We focus our marketing activities on the cities and countries with the largest market opportunity.
Our primary marketing activities include:
•Multi-channel marketing campaigns that span email, social, web and more, which align to a broader customer journey;
•Customer events of all sizes to create customer and prospect awareness, including proprietary events such as Dreamforce and World Tours, as well as participation in trade shows and industry events;
•Press and industry analyst relations to garner third-party validation and generate positive coverage for our company, service offerings and value proposition;
•Content marketing and engagement on all of the major social channels;
•Search engine marketing and advertising to drive traffic to our web properties;
•Partner co-marketing activities with global and regional implementation partners;
•Web site development to engage and educate prospects and generate interest through product information and demonstrations, case studies, white papers and marketing collateral;
•Customer testimonials;
•Cultivating a community of Trailblazers who embrace our Company values and evangelize our service offerings. A Trailblazer can be anyone who leverages new technologies to transform their companies, careers and communities;
•Tools that enable our sales organization to more effectively convert leads into customers;
•Event sponsorships; and
•Primary real estate signage.
We organize our sales and marketing programs by geographic regions, such as the Americas, Europe and Asia Pacific, which includes Japan.
Strategic Investments
We invest in early- to late-stage technology and professional cloud service companies across the globe to support our business initiatives, which include, among other things, extending the capabilities of our platform and service offerings, increasing the ecosystem of enterprise cloud companies and partners, accelerating the adoption of cloud technologies and creating the next-generation of AI, mobile applications and connected products. Our minority investments in over 240 companies as of January 31, 2019 also help us stay connected with the rapid pace of innovation that is currently occurring within the technology industry. In some cases, we have acquired companies in which we have previously invested. Due to the inherent risk in investing, our individual investments are subject to a risk of partial or total loss of investment capital. While historically our investment portfolio has had a positive impact on our financial results, that may not be true for future periods, particularly in periods of significant market fluctuations that affect the market price of publicly traded companies within our strategic investment portfolio.
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
Employees
As of January 31, 2019, we had more than 35,000 employees. None of our employees in the United States are represented by a labor union. However, for certain foreign subsidiaries, works councils represent our employees.

Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the Securities and Exchange Commission (“SEC”), and all amendments to these filings, can be obtained free of charge from our website at http://investor.salesforce.com/about-us/investor/financials/ or by contacting our Investor Relations department at our office address listed above following our filing of any of these reports with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A.	RISK FACTORS
The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations, stockholders' equity, cash flows and financial condition.
Risks Related to Our Business and Industry
If our security measures or those of our third-party data center hosting facilities, cloud computing platform providers or third-party service partners, or the underlying infrastructure of the internet are breached, and unauthorized access is obtained to a customer’s data, our data or our IT systems, or authorized access is blocked or disabled, our services may be perceived as not being secure, customers may curtail or stop using our services, and we may incur significant reputational harm, legal exposure and liabilities, or a negative financial impact.
Our services involve the storage and transmission of our customers’ and our customers' customers' proprietary and other sensitive data, including financial information and personally identifiable information. While we have security measures in place to protect our customers and our customers’ customers' data, our services and underlying infrastructure may in the future be materially breached or compromised as a result of the following:

•
third party attempts to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information to gain access to our customers’ data, our data or our IT systems;

•	efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states;

•	cyber-attacks on our internally built infrastructure on which many of our service offerings operate;

•	vulnerabilities resulting from enhancements and updates to our existing service offerings;

•	vulnerabilities in the products or components across the broad ecosystem that our services operate in conjunction with and are dependent on;

•	vulnerabilities existing within newly acquired or integrated technologies and infrastructures;

•
attacks on, or vulnerabilities in, the many different underlying networks and services that power the internet that our products depend on, most of which are not under our control or the control of our vendors, partners, or customers; and

•	employee or contractor errors or intentional acts that compromise our security systems.
These risks are mitigated, to the extent possible, by our ability to maintain and improve business and data governance policies, enhanced processes and internal security controls, including our ability to escalate and respond to known and potential risks. Our Board of Directors, Audit Committee and executive management are regularly briefed on our cyber-security policies and practices and ongoing efforts to improve security, as well as periodic updates on cyber-security events. Although we have developed systems and processes designed to protect our customers’ and our customers’ customers’ proprietary and other sensitive data, we can provide no assurances that such measures will provide absolute security. For example, our ability to mitigate these risks may be impacted by the following:

•
frequent changes to, and growth in complexity of, the techniques used to breach, obtain unauthorized access to, or sabotage IT systems and infrastructure, which are generally not recognized until launched against a target, possibly resulting in our being unable to anticipate or implement adequate measures to prevent such techniques;

•
the continued evolution of our internal IT systems as we early adopt new technologies and new ways of sharing data and communicating internally and with partners and customers, which increases the complexity of our IT systems;

•	authorization by our customers to third-party technology providers to access their customer data, which may lead to our customers' inability to protect their data that is stored on our servers; and

•
our limited control over our customers or third-party technology providers, or the processing of data by third-party technology providers, which may not allow us to maintain the integrity or security of such transmissions or processing.

In the normal course of business, we are and have been the target of malicious cyber-attack attempts and have experienced other security incidents. To date, such identified security events have not been material or significant to us, including to our reputation or business operations, or had a material financial impact, but there can be no assurance that future cyberattacks will not be material or significant.

A security breach or incident could result in unauthorized parties obtaining access to, or the denial of authorized access to, our IT systems or data, or our customers' systems or data, including intellectual property, proprietary, sensitive, or other confidential information. A security breach could also result in a loss of confidence in the security of our services, damage our reputation, negatively impact our future sales, disrupt our business and lead to increases in insurance premiums and legal and financial exposure and liability. Finally, the detection, prevention and remediation of known or potential security vulnerabilities, including those arising from third-party hardware or software, may result in additional financial burdens due to additional direct and indirect costs, such as additional infrastructure capacity spending to mitigate any system degradation and the reallocation of resources from development activities.
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
Any interruptions or delays in services from third-parties, including data center hosting facilities, cloud computing platform providers and other hardware and software vendors, or our inability to adequately plan for and manage service interruptions or infrastructure capacity requirements, could impair the delivery of our services and harm our business.
We currently serve our customers from third-party data center hosting facilities and cloud computing platform providers located in the United States and other countries. We also rely on computer hardware purchased or leased from, software licensed from, and cloud computing platforms provided by, third parties in order to offer our services, including database software, hardware and data from a variety of vendors. Any damage to, or failure of our systems generally, including the systems of our third-party platform providers, could result in interruptions in our services. We have from time to time experienced interruptions in our services and such interruptions may occur in the future. As we increase our reliance on these third-party systems, our exposure to damage from service interruptions may increase. Interruptions in our services may cause us to issue credits or pay penalties, cause customers to make warranty or other claims against us or to terminate their subscriptions and adversely affect our attrition rates and our ability to attract new customers, all of which would reduce our revenue. Our business would also be harmed if our customers and potential customers believe our services are unreliable.
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
If we do not accurately plan for our infrastructure capacity requirements and we experience significant strains on our data center capacity, our customers could experience performance degradation or service outages that may subject us to financial liabilities, result in customer losses and harm our business. As we add data centers and capacity and continue to move to cloud computing platform providers, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our services, which may damage our business.

Privacy concerns and laws such as the European Union’s General Data Protection Regulation, evolving regulation of cloud computing, cross-border data transfer restrictions and other domestic or foreign regulations may limit the use and adoption of our services and adversely affect our business.
Regulation related to the provision of services over the Internet is evolving, as federal, state and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and the collection, processing, storage, transfer and use of data. In some cases, data privacy laws and regulations, such as the European Union’s ("EU") General Data Protection Regulation that took effect in May 2018, impose new obligations directly on Salesforce as both a data controller and a data processor, as well as on many of our customers. In addition, domestic data privacy laws, such as the California Consumer Privacy Act (“CCPA”) which will take effect in January 2020, continue to evolve and could expose us to further regulatory burdens. Further, laws such as the European Union’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, and the tracking of individuals’ online activities.
Although we monitor the regulatory environment and have invested in addressing these developments, such as GDPR and CCPA readiness, these laws may require us to make additional changes to our services to enable Salesforce or our customers to meet the new legal requirements, and may also increase our potential liability exposure through higher potential penalties for non-compliance. These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data or, in some cases, impact our ability or our customers' ability to offer our services in certain locations, to deploy our solutions, to reach current and prospective customers, or to derive insights from customer data globally. For example, ongoing legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the European Economic Area to the United States could result in further limitations on the ability to transfer data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support cross-border data transfers, such as the EU-U.S. and Swiss-U.S. Privacy Shield framework. Additionally, certain countries have passed or are considering passing laws requiring local data residency. The costs of compliance with, and other burdens imposed by, privacy laws, regulations and standards may limit the use and adoption of our services, reduce overall demand for our services, make it more difficult to meet expectations from or commitments to customers, lead to significant fines, penalties or liabilities for noncompliance, impact our reputation, or slow the pace at which we close sales transactions, any of which could harm our business.
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
Furthermore, the uncertain and shifting regulatory environment and trust climate may cause concerns regarding data privacy and may cause our customers or our customers’ customers to resist providing the data necessary to allow our customers to use our services effectively. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our products or services and could limit adoption of our cloud-based solutions.
Our efforts to expand our services beyond the CRM market and to develop and integrate our existing services in order to keep pace with technological developments may not succeed and may reduce our revenue growth rate and harm our business.
We derive a significant portion of our revenue from subscriptions to our CRM enterprise cloud computing application services, and we expect this will continue for the foreseeable future. Our efforts to expand our services beyond the CRM market may not succeed and may reduce our revenue growth rate. The markets for certain of our offerings, including our Einstein artificial intelligence and data integration offerings, remain relatively new and it is uncertain whether our efforts, and related investments, will ever result in significant revenue for us. In addition, we may be required to continuously enhance our artificial intelligence offerings so that quality recommendations can be provided to our customers. Further, the introduction of significant platform changes and upgrades, including our Lightning platform and Customer 360 platform, may not succeed and early stage interest and adoption of such new services may not result in long term success or significant revenue for us.
Additionally, if we fail to anticipate or identify significant Internet-related and other technology trends and developments early enough, or if we do not devote appropriate resources to adapting to such trends and developments, our business could be harmed.
If we are unable to develop enhancements to and new features for our existing or new services that keep pace with rapid technological developments, our business could be harmed. The success of enhancements, new features and services depends on several factors, including the timely completion, introduction and market acceptance of the feature, service or enhancement by customers, administrators and developers, as well as our ability to seamlessly integrate all of our service offerings and develop adequate selling capabilities in new markets. Failure in this regard may significantly impair our revenue growth as well as negatively impact our operating results if the additional costs are not offset by additional revenues. In addition, because our services are designed to operate over various network technologies and on a variety of mobile devices, operating systems and computer hardware and software platforms using a standard browser, we will need to continuously modify and enhance our services to keep pace with changes in Internet-related hardware, software, communication, browser, app development platform and database technologies, as well as continue to maintain and support our services on legacy systems. We may not be successful in either developing these modifications and enhancements or in bringing them to market timely. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development or service delivery expenses. Any failure of our services to operate effectively with future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and harm our business.
As we acquire and invest in companies or technologies, we may not realize the expected business or financial benefits and the acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results and the market value of our common stock.
As part of our business strategy, we periodically make investments in, or acquisitions of, complementary businesses, joint ventures, services and technologies and intellectual property rights, and we expect that we will continue to make such investments and acquisitions in the future. In particular, in May 2018, we completed our largest acquisition to date of MuleSoft, for $6.4 billion, which we are continuing to integrate. Acquisitions and other transactions, arrangements, and investments involve numerous risks and could create unforeseen operating difficulties and expenditures, including:

•	potential failure to achieve the expected benefits on a timely basis or at all;

•	difficulties in, and the cost of, integrating operations, technologies, services, platforms and personnel;

•	diversion of financial and managerial resources from existing operations;

•	the potential entry into new markets in which we have little or no experience or where competitors may have stronger market positions;

•	potential write-offs of acquired assets or investments, and potential financial and credit risks associated with acquired customers;

•	failure to assimilate acquired employees which may lead to retention risk of both key acquired employees or our existing key employees or disruption to existing teams;

•	differences between our values and those of our acquired companies;

•	difficulties in re-training key employees of acquired companies and integrating them into our organizational structure and corporate culture;

•	difficulties in and financial costs of addressing acquired compensation structures inconsistent with our compensation structure;

•	inability to generate sufficient revenue to offset acquisition or investment costs;

•	inability to maintain relationships with customers and partners of the acquired business;

•	changes to customer relationships or customer perception of the acquired business as a result of the acquisition;

•
challenges converting and forecasting the acquired company's revenue recognition policies including subscription-based revenues and revenues based on the transfer of control as well as appropriate allocation of the customer consideration to the individual deliverables;

•	difficulty of transitioning the acquired technology onto our existing platforms and customer acceptance of multiple platforms on a temporary or permanent basis;

•	augmenting the acquired technologies and platforms to the levels that are consistent with our brand and reputation;

•	potential for acquired products to impact the profitability of existing products;

•
potential identified or unknown security vulnerabilities in acquired products that expose us to additional security risks or delay our ability to integrate the product into our service offerings or recognize the benefits of our investment;

•	increasing or maintaining the security standards for acquired technology consistent with our other services;

•	potential unknown liabilities associated with the acquired businesses;

•
challenges relating to the structure of an investment, such as governance, accountability and decision-making conflicts that may arise in the context of a joint venture or other majority ownership investments;

•	unanticipated expenses related to acquired technology and its integration into our existing technology;

•	negative impact to our results of operations because of the depreciation and amortization of amounts related to acquired intangible assets, fixed assets and deferred compensation;

•	additional stock-based compensation; the loss of acquired unearned revenue and unbilled unearned revenue;

•	delays in customer purchases due to uncertainty related to any acquisition;

•	ineffective or inadequate controls, procedures and policies at the acquired company may negatively impact our results of operations;

•	in the case of foreign acquisitions, challenges caused by integrating operations over distance, and across different languages, cultures and political environments;

•	currency and regulatory risks associated with foreign countries and potential additional cybersecurity and compliance risks resulting from entry into new markets; and

•	the tax effects and costs of any such acquisitions including the related integration into our tax structure and assessment of the impact on the realizability of our future tax assets or liabilities.
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
Further, in some cases, industry-specific laws, regionally-specific, or product-specific laws, regulations, or interpretive positions may also apply directly to us as a service provider. The interpretation of many of these statutes, regulations, and rulings is evolving in the courts and administrative agencies and an inability to comply may have an adverse impact on our business and results. Any failure or perceived failure by us to comply with such requirements could have an adverse impact on our business. For example, there are various statutes, regulations, and rulings relevant to the direct email marketing and text-messaging industries, including the Telephone Consumer Protection Act (TCPA) and related Federal Communication Commission (FCC) orders, which impose significant restrictions on the ability to utilize telephone calls and text messages to mobile telephone numbers as a means of communication, when the prior consent of the person being contacted has not been obtained. We have been, and may in the future be, subject to one or more class-action lawsuits, as well as individual lawsuits, containing allegations that one of our businesses or customers violated the TCPA. A determination that we or our customers violated the TCPA or other communications-based statutes could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business.
Supporting our existing and growing customer base could strain our personnel resources and infrastructure, and if we are unable to scale our operations and increase productivity, we may not be able to successfully implement our business plan.
We continue to experience significant growth in our customer base and personnel, which has placed a strain on our management, administrative, operational and financial infrastructure. We anticipate that significant additional investments will be required to scale our operations and increase productivity, to address the needs of our customers, to further develop and enhance our services, to expand into new geographic areas, and to scale with our overall growth. The additional investments we are making will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term.
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
The market for enterprise applications and platform services requires continuous innovation and is highly competitive, rapidly evolving and fragmented, and subject to changing technology and low barriers to entry, shifting customer needs and frequent introductions of new products and services. Many prospective customers have invested substantial personnel and financial resources to implement and integrate their current enterprise software into their businesses and therefore may be reluctant or unwilling to migrate away from their current solution to an enterprise cloud computing application service. Additionally, third-party developers may be reluctant to build application services on our platform since they have invested in other competing technology platforms.
Our current competitors include:

•
Vendors of packaged business software, as well as companies offering enterprise apps delivered through on-premises offerings from enterprise software application vendors and cloud computing application service providers, either individually or with others;

•	Software companies that provide their product or service free of charge, and only charge a premium for advanced features and functionality;

•	Internally developed enterprise applications (by our potential customers’ IT departments);

•	Marketing vendors, which may be specialized in advertising, targeting, messaging, or campaign automation;

•	E-commerce solutions from established and emerging cloud-only vendors and established on-premises vendors;

•	Integration software vendors, integration service providers and API management providers;

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
Some of our current and potential competitors may have competitive advantages, such as greater name recognition, longer operating histories, significant installed bases, broader geographic scope, and larger marketing budgets, as well as substantially greater financial, technical, personnel, and other resources. In addition, many of our current and potential competitors have established marketing relationships and access to larger customer bases, and have major distribution agreements with consultants, system integrators and resellers. We also experience competition from smaller, younger competitors that may be more agile in responding to customers' demands. These competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements or provide competitive pricing. As a result, even if our services are more effective than the products and services that our competitors offer, potential customers might select competitive products and services in lieu of purchasing our services. For all of these reasons, we may not be able to compete successfully against our current and future competitors, which could negatively impact our future sales and harm our business.
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
Upon adoption of ASU 2016-01 in the first quarter of fiscal 2019, we are now required to record all fair value adjustments of our publicly traded and privately held equity investments through the consolidated statement of operations. As a result, we may experience additional volatility to our statements of operations due to changes in market prices of our investments in publicly held equity investments and the valuation and timing of observable price changes or impairments of our investments in privately held securities. This volatility has been and could continue to be material to our results in any given quarter based on market conditions and events and may cause our stock price to decline. While historically our investment portfolio has had a positive impact on our financial results, that may not be true for future periods, particularly in periods of significant market fluctuations which affect our strategic investments portfolio.
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

•
general economic or geopolitical conditions, which may adversely affect either our customers’ ability or willingness to purchase additional subscriptions or upgrade their services, or delay a prospective customer's purchasing decision, reduce the value of new subscription contracts, or affect attrition rates;

•
variations in the revenue mix of our services and growth rates of our cloud subscription and support offerings, including the timing of software license sales and sales offerings that include an on-premise software element for which the revenue allocated to that deliverable is recognized upfront;

•	the seasonality of our sales cycle, including software license sales, and timing of contract execution and the corresponding impact on revenue recognized at a point in time;

•	changes in our pricing policies and terms of contracts, whether initiated by us or as a result of competition;

•	changes in payment terms and the timing of customer payments and payment defaults by customers;

•
changes in unearned revenue and the remaining performance obligation, due to seasonality, the timing of and compounding effects of renewals, invoice duration, size and timing, new business linearity between quarters and within a quarter, average contract term, the timing of license software revenue recognition, or fluctuations due to foreign currency movements, all of which may impact implied growth rates;

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

•
the impact of new accounting pronouncements and associated system implementations, for example, the adoption of Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which includes the accounting for lease assets and lease liabilities.

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

•
liquidity issues or political actions by sovereign nations, including nations with a controlled currency environment, which could result in decreased values of these balances or potential difficulties protecting our foreign assets or satisfying local obligations;

•	foreign currency fluctuations and controls, which may make our services more expensive for international customers and could add volatility to our operating results;

•
compliance with multiple, conflicting, ambiguous or evolving governmental laws and regulations, including employment, tax, privacy, anti-corruption, import/export, antitrust, data transfer, storage and protection, and industry-specific laws and regulations, including rules related to compliance by our third-party resellers and our ability to identify and respond timely to compliance issues when they occur;

•	vetting and monitoring our third-party resellers in new and evolving markets to confirm they maintain standards consistent with our brand and reputation;

•
uncertainty regarding regulation, currency, tax, and operations resulting from the Brexit vote that could disrupt trade, the sale of our services and commerce, and movement of our people between the United Kingdom, European Union, and locations;

•	changes in the public perception of governments in the regions where we operate or plan to operate;

•
regional data privacy laws and other regulatory requirements that apply to outsourced service providers and to the transmission of our customers’ data across international borders, which grow more complex as we scale and expand into new markets;

•
treatment of revenue from international sources, intellectual property considerations and changes to tax codes, including being subject to foreign tax laws and being liable for paying withholding income or other taxes in foreign jurisdictions;

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
Because we generally recognize revenue from subscriptions for our services over the term of the subscription, downturns or upturns in new business may not be immediately reflected in our operating results.
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
We conduct our business in the following regions: the Americas, Europe and Asia Pacific. The expanding global scope of our business exposes us to risk of fluctuations in foreign currency markets. This exposure is the result of selling in multiple currencies, growth in our international investments, including data center expansion, additional headcount in foreign locations, and operating in countries where the functional currency is the local currency. Specifically, our results of operations and cash flows are subject to fluctuations primarily in British Pound Sterling, Euro, Japanese Yen, Canadian Dollar and Australian Dollar against the U.S. Dollar as well as the Euro against the Pound Sterling. These exposures may change over time as business practices evolve, economic and political conditions change and evolving tax regulations come into effect. The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Additionally, global political events, including the United Kingdom’s 2016 vote in favor of exiting the European Union, or “Brexit,” and similar geopolitical developments, fluctuating commodity prices and trade tariff developments, have caused global economic uncertainty and uncertainty about the interest rate environment, which could amplify the volatility of currency fluctuations. Such volatility, even when it increases our revenues or decreases our expenses, impacts our ability to predict our future results and earnings accurately. Although we attempt to mitigate some of this volatility and related risks through foreign currency hedging, our hedging activities are limited in scope and may not effectively offset the adverse financial impacts that may result from unfavorable movements in foreign currency exchange rates, which could adversely affect our financial condition or results of operations.
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
We believe that the brand identities we have developed have significantly contributed to the success of our business. Maintaining and enhancing the Salesforce brand and our other brands are critical to expanding our base of customers, partners and employees. Our brand strength will depend largely on our ability to remain a technology leader and continue to provide high-quality innovative products, services, and features securely, reliably and in a manner that enhances our customers' success. In order to maintain and enhance our brands, we may be required to make substantial investments that may later prove to be unsuccessful. In addition, our services, including AI predictions, may be used by our customers for purposes inconsistent with our company values, which may harm our brand.  As with many innovations, AI presents risks and challenges that could affect its adoption and therefore our business. Further, the development of AI presents emerging ethical issues. If we enable or offer AI solutions that are controversial, due to their impact, or perceived impact, on human rights, privacy, employment, or in other social contexts, we may experience brand or reputational harm, competitive harm or legal liability.
In addition, positions we take on social issues may be unpopular with some customers or potential customers, which may impact our ability to attract or retain such customers. Our brand is also associated with our public commitments to sustainability and equality, and any perceived changes in our dedication to these commitments could adversely impact our relationships with our customers. In addition, we have secured the naming rights to facilities controlled by third parties, such as office towers and a transit center, and any negative events or publicity arising in connection with these facilities could adversely impact our brand.
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
The technology industry is subject to substantial and continuous competition for engineers with high levels of experience in designing, developing and managing software and Internet-related services, as well as competition for sales executives, data scientists and operations personnel. We may not be successful in attracting and retaining qualified personnel. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring, developing, integrating and retaining highly skilled employees with appropriate qualifications. These difficulties may be amplified by evolving restrictions on immigration, travel, or availability of visas for skilled technology workers. These difficulties may potentially be further amplified by the high cost of living in the San Francisco Bay Area, where our headquarters are located. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.
In addition, we believe in the importance of our corporate culture of Ohana, which fosters dialogue, collaboration, recognition and a sense of family. As our organization grows and expands globally, and as employees’ workplace expectations develop, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. This could negatively impact our ability to attract and retain employees or our reputation with customers and could negatively impact our future growth.
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
We are subject to income taxes in the United States and various jurisdictions outside of the United States. Our income tax obligations are generally determined based on our business operations in these jurisdictions. Significant judgment is often required in the determination of our worldwide provision for income taxes. Our effective tax rate could be impacted by changes in the earnings and losses in countries with differing statutory tax rates, changes in non-deductible expenses, changes in excess tax benefits of stock-based compensation, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, effects from acquisitions, changes in accounting principles and tax laws in jurisdictions where we operate. Any changes, ambiguity, or uncertainty in taxing jurisdictions' administrative interpretations, decisions, policies and positions could also materially impact our income tax liabilities.
As our business continues to grow and if we become more profitable, we anticipate that our income tax obligations could significantly increase. If our existing tax credits and net operating loss carry-forwards become fully utilized, we may be unable to offset or otherwise mitigate our tax obligations to the same extent as in prior years. This could have a material impact to our future cash flows or operating results.
In addition, recent global tax developments applicable to multinational businesses, including certain approaches of addressing taxation of digital economy recently proposed or enacted by the Organization for Economic Co-operation and Development, the European Commission or certain major jurisdictions where we operate might have a material impact to our business and future cash flow from operating activities, or future financial results. We are also subject to tax examinations in multiple jurisdictions. While we regularly evaluate new information that may change our judgment resulting in recognition, derecognition or changes in measurement of a tax position taken, there can be no assurance that the final determination of any examinations will not have an adverse effect on our operating results and financial position. In addition, our operations may change, which may impact our tax liabilities. As our brand becomes increasingly recognizable both domestically and internationally, our tax planning structure and corresponding profile may be subject to increased scrutiny and if we are perceived negatively, we may experience brand or reputational harm.
We may also be subject to additional tax liabilities and penalties due to changes in non-income based taxes resulting from changes in federal, state or international tax laws, changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions, results of tax examinations, settlements or judicial decisions, changes in accounting principles, changes to the business operations, including acquisitions, as well as the evaluation of new information that results in a change to a tax position taken in a prior period. Any resulting increase in our tax obligation or cash taxes paid could adversely affect our cash flows and financial results.
Our debt service obligations and operating lease commitments may adversely affect our financial condition and cash flows from operations.
We have a substantial level of debt, including the 2023 and 2028 Senior Notes we issued in April 2018 ("Senior Notes”) due April 2023 and April 2028, the loan we assumed when we purchased an office building located at 50 Fremont Street in San Francisco, California (“50 Fremont”) due June 2023, the $500.0 million term loan to finance our acquisition of MuleSoft, due May 2021 ("2021 term loan") and capital lease arrangements. Additionally, we have significant contractual commitments, including operating lease arrangements, which are not reflected on our consolidated balance sheets, as well as a financing obligation for a leased facility of which we are deemed the owner for accounting purposes. In April 2018, we amended and restated our revolving credit facility under which we can draw down up to $1.0 billion. Maintenance of our indebtedness and contractual commitments and any additional issuances of indebtedness could:

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
In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of both our debt and equity securities, as well as the potential costs associated with a refinancing of our debt. Under certain circumstances, if our credit ratings are downgraded or other negative action is taken, the interest rate payable by us under our revolving credit facility could increase. Downgrades in our credit ratings could also affect the terms of any such refinancing or future financing or restrict our ability to obtain additional financing in the future.
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
New lease accounting guidance requires that we record operating lease activity on our consolidated balance sheet in fiscal 2020, which will result in an increase in both our assets and financing obligations. The implementation of this guidance may impact our ability to obtain the necessary financing from financial institutions at commercially viable rates or at all as this new guidance will result in a higher financing obligation on our consolidated balance sheet.
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
While we seek to mitigate our business risks associated with climate change by establishing robust environmental programs and partnering with organizations who are also focused on mitigating their own climate related risks, we recognize that there are inherent climate related risks wherever business is conducted. Access to clean water and reliable energy in the communities where we conduct our business, whether for our offices, data centers, vendors, customers or other stakeholders, is a priority. Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our California headquarters are projected to be vulnerable to future water scarcity due to climate change. Climate related events, including the increasing frequency of extreme weather events and their impact on U.S. critical infrastructure, have the potential to disrupt our business, our third party suppliers, or the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations.
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

export control laws and economic sanctions laws prohibit the shipment of certain products and services to U.S. embargoed or sanctioned countries, governments and persons. Even though we take precautions to prevent our solutions from being provisioned or provided to U.S. sanctions targets in violation of applicable regulations, our solutions could be provisioned to those targets or provided by our resellers despite such precautions. Any such sales could have negative consequences, including government investigations, penalties and reputational harm. Changes in our solutions or changes in export and import regulations may create delays in the introduction, sale and deployment of our solutions in international markets or prevent the export or import of our solutions to certain countries, governments or persons altogether. Any decreased use of our solutions or limitation on our ability to export or sell our solutions would likely adversely affect our business, financial condition and results of operations.
Risks Related to Our Common Stock
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

•	changes in the estimates of our operating results or changes in recommendations by securities analysts that elect to follow our common stock;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	announcements by us or by our competitors of mergers or other strategic acquisitions, or rumors of such transactions involving us or our competitors;

•	announcements of customer additions and customer cancellations or delays in customer purchases;

•	the coverage of our common stock by the financial media, including television, radio and press reports and blogs;

•	recruitment or departure of key personnel;

•	disruptions in our service due to computer hardware, software, network or data center problems;

•	the economy as a whole, geopolitical conditions, market conditions in our industry and the industries of our customers;

•	trading activity by a limited number of stockholders who together beneficially own a significant portion of our outstanding common stock;

•	the issuance of shares of common stock by us, whether in connection with an acquisition or a capital raising transaction; and

•	issuance of debt or other convertible securities.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of January 31, 2019, our executive and principal offices for sales, marketing, professional and administrative services and development consist of approximately 2.1 million square feet of leased and owned property in San Francisco. Of this total, we lease and occupy approximately 1.2 million square feet and own and occupy a majority of the approximately 820,000 square feet of total owned space at 50 Fremont Street. Of the total leased and owned space in San Francisco, 1.9 million square feet is concentrated in our urban campus, which includes 50 Fremont Street, 350 Mission Street, and Salesforce Tower located at 415 Mission Street ("Salesforce Tower"), collectively defined as our "Urban Campus". Each of the three buildings occupy one of the four corners of a major intersection in downtown San Francisco. In addition, we lease approximately 644,000 square feet in San Francisco which is either currently sublet or scheduled for disposition in fiscal 2020. This space is not included in the amounts above.
In November 2018, we entered into a lease agreement for approximately 324,000 rentable square feet of office space in a building to be constructed as part of our urban campus in San Francisco, California. As of January 31, 2019, construction has not commenced on the building and is dependent on the developer obtaining approvals from the City and County of San Francisco. We expect to begin occupying the space in fiscal 2024.
We also lease space in various locations throughout the United States for local sales and professional services personnel. Our foreign subsidiaries lease office space in a number of countries in Europe, North America, Asia, South America, Africa and Australia for our international operations, primarily for local sales and professional services personnel.
We also operate data centers in the U.S., Europe and Asia pursuant to various co-location lease arrangements.
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
In December 2018, we were named as a nominal defendant and certain of our current and former directors were named as defendants in a purported shareholder derivative action in the Delaware Court of Chancery.  The complaint alleged that excessive compensation was paid to such directors for their service, included claims of breach of fiduciary duty and unjust enrichment, and sought restitution and disgorgement of a portion of the directors' compensation. Subsequently, three similar shareholder derivative actions were filed in the Delaware Court of Chancery.  The cases have been consolidated under the caption In re Salesforce.com, Inc. Derivative Litigation. We believe that the ultimate outcome of this litigation will not materially and adversely affect the Company's business, financial condition, results of operations or cash flows.

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

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT
The following sets forth certain information regarding our current executive officers as of March 1, 2019 (in alphabetical order):

Name	Age	Position
Joe Allanson	55	Chief Accounting Officer and Corporate Controller
Marc Benioff	54	Chairman of the Board and co-CEO
Keith Block	57	Co-CEO
Alexandre Dayon	51	President and Chief Strategy Officer
Parker Harris	52	Co-Founder and Chief Technology Officer
Mark Hawkins	59	President and Chief Financial Officer
Cindy Robbins	46	President and Chief People Officer
Srinivas Tallapragada	49	President, Technology
Bret Taylor	38	President and Chief Product Officer
Amy Weaver	51	President, Legal & Corporate Affairs and General Counsel
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

Marc Benioff is Chairman, co-CEO and Co-Founder of Salesforce and a pioneer of cloud computing. Under Mr. Benioff's leadership, Salesforce is the fastest-growing top-five enterprise software company and the #1 provider of CRM software globally. Mr. Benioff was named “Innovator of the Decade” by Forbes and is recognized as one of the World’s 25 Greatest Leaders by Fortune and one of the 10 Best-Performing CEOs by Harvard Business Review. A member of the World Economic Forum Board of Trustees, Mr. Benioff serves as the inaugural chair of WEF’s Forum Center for the Fourth Industrial Revolution in San Francisco. Mr. Benioff also serves as chair of Salesforce.org. Mr. Benioff served as a director of Cisco Systems, Inc. from 2012 to 2014. Mr. Benioff received a B.S. in Business Administration from the University of Southern California, where he is on its Board of Trustees.
Keith Block is co-CEO of Salesforce and has served as a Director since June 2013. Prior to his appointment as Co-CEO in August 2018, he served as Vice Chairman, President since joining Salesforce in June 2013, and additionally served as our Chief Operating Officer from February 2016 to August 2018. Mr. Block was employed at Oracle Corporation from 1986 to June 2012, where he held a number of positions, including Executive Vice President, North America. Mr. Block currently serves on the World Economic Forum’s Information Technology Community as a Governor, the Board of Trustees for Carnegie-Mellon University, the President’s Advisory Council at Carnegie-Mellon University Heinz Graduate School and the Board of Trustees at the Concord Museum. Mr. Block received both a B.S. in Information Systems and an M.S. in Management & Policy Analysis from Carnegie-Mellon University.
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
Parker Harris has served as a Director since August 2018 and as our Co-Founder and Chief Technology Officer since September 2016. Mr. Harris co-founded Salesforce in February 1999 and has served in senior technical positions since inception. From December 2004 to February 2013, Mr. Harris served as our Executive Vice President, Technology. Prior to Salesforce, Mr. Harris was a Vice President at Left Coast Software, a Java consulting firm he co-founded, from October 1996 to February 1999. Mr. Harris received a B.A. from Middlebury College.
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
Srini Tallapragada has served as our President, Technology since June 2018. Prior to that, he served as Executive Vice President, Engineering since March 2014 and Senior Vice President, Engineering from May 2012 to February 2014. From April 2011 to June 2012, Mr. Tallapragada served as a Senior Vice President at Oracle. From February 2009 to April 2011 Mr. Tallapragada served as a Senior Vice President at SAP. Previously, Mr. Tallapragada held various roles at Oracle, Infosys and Asian Paints. Mr. Tallapragada holds a masters degree from the School of Human Resources at XLRI, Jamshedpur and a B.T. in Computer Science from the National Institute of Technology, Warangal.
Bret Taylor has served as our President and Chief Product Officer since November 2017. Prior to that, he served as our President, Quip since August 2016. Mr. Taylor joined Salesforce through the acquisition of Quip, Inc., where he was a co-founder and served as CEO since September 2012. Previously, Mr. Taylor served as Chief Technology Officer of Facebook, Inc. from August 2009 to July 2012 and Chief Executive Officer of FriendFeed, Inc., a social network, from October 2007 to August 2009. From June 2007 to September 2007, Mr. Taylor served as an entrepreneur-in-residence at Benchmark, a venture capital firm. Prior to June 2007, Mr. Taylor served as Group Product Manager at Google Inc. Mr. Taylor currently serves as a director of Twitter, Inc., where he is also a member of the Compensation Committee. He has also served on the Board of Directors of Axon Enterprise, Inc. (formerly known as TASER International, Inc.), a protection technologies company, since June 2014. Mr. Taylor holds a B.S. and an M.S. in Computer Science from Stanford University.
Amy Weaver has served as our President, Legal & Corporate Affairs and General Counsel since February 2017. Prior to that, she served as our Executive Vice President and General Counsel since July 2015 and our Senior Vice President and General Counsel from October 2013 to July 2015. Prior to Salesforce, Ms. Weaver served as Executive Vice President and General Counsel at Univar Inc. from December 2010 to June 2013. Previously, Ms. Weaver was Senior Vice President and Deputy General Counsel at Expedia, Inc. and before that she practiced law at Cravath, Swaine & Moore LLP and Perkins Coie LLP. Ms. Weaver also served as a clerk on the U.S. Court of Appeals, Ninth Circuit and as a legislative assistant to a member of the Hong Kong Legislative Council. Ms. Weaver holds a B.A. in Political Science from Wellesley College and a J.D. from Harvard Law School.

PART II.

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
Stockholders
As of January 31, 2019, there were 548 registered stockholders of record of our common stock, including The Depository Trust Company, which holds shares of Salesforce common stock on behalf of an indeterminate number of beneficial owners.

Stock Performance Graph
The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended.
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index ("S&P 500 Index"), Nasdaq Computer & Data Processing Index ("Nasdaq Computer") and the Nasdaq 100 Index for each of the last five fiscal years ended January 31, 2019, assuming an initial investment of $100. Data for the S&P 500 Index, Nasdaq Computer and Nasdaq 100 Index assume reinvestment of dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	1/31/2014	1/31/2015	1/31/2016	1/31/2017	1/31/2018	1/31/2019
salesforce.com	$100.00	$93.00	$112.00	$131.00	$188.00	$251.00
S&P 500 Index	100.00	112.00	109.00	128.00	158.00	152.00
Nasdaq Computer	100.00	118.00	124.00	153.00	216.00	212.00
Nasdaq 100 Index	100.00	118.00	122.00	145.00	197.00	196.00
Recent Sales of Unregistered Securities
In connection with the acquisition of MetaMind, Inc. in April 2016, the Company issued 13,369 shares of Company common stock on January 2, 2019. This issuance was made in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”): Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act, and Regulation S promulgated under the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for fiscal 2019, 2018 and 2017, and the selected consolidated balance sheet data as of January 31, 2019 and 2018 are derived from, and are qualified by reference to, the audited consolidated financial statements that are included in this Form 10-K. The consolidated statement of operations data for fiscal 2016 and 2015 and the consolidated balance sheet data as of January 31, 2017, 2016 and 2015 are derived from audited consolidated financial statements which are not included in this Form 10-K after certain reclassifications were made to conform to the current period presentation described in Note 1 "Summary of Business and Significant Accounting Policies" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
The consolidated statement of operations data for fiscal 2019, 2018 and 2017, and the selected consolidated balance sheet data as of January 31, 2019, 2018 and 2017 reflect the retrospective adoption of Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers ("Topic 606")". Additionally, the consolidated statement of operations data for fiscal 2019 and the selected consolidated balance sheet data as of January 31, 2019 reflect the prospective adoption of ASU No. 2016-01, "Financial Instruments-Overall (Subtopic 825-10)" ("ASU 2016-01").

	Fiscal Year Ended January 31,
(in millions, except per share data)	2019	2018 (as adjusted)	2017 (as adjusted)	2016	2015
Consolidated Statement of Operations
Revenues:
Subscription and support	$12,413	$9,766	$7,799	$6,205	$5,014
Professional services and other	869	774	638	462	360
Total revenues	13,282	10,540	8,437	6,667	5,374
Cost of revenues (1)(2):
Subscription and support	2,604	2,033	1,617	1,241	965
Professional services and other	847	740	617	413	325
Total cost of revenues	3,451	2,773	2,234	1,654	1,290
Gross profit	9,831	7,767	6,203	5,013	4,084
Operating expenses (1)(2):
Research and development	1,886	1,553	1,208	946	793
Marketing and sales	6,064	4,671	3,811	3,240	2,757
General and administrative	1,346	1,089	966	748	680
Operating lease termination resulting from purchase of 50 Fremont	0	0	0	(36)	0
Total operating expenses	9,296	7,313	5,985	4,898	4,230
Income (loss) from operations	535	454	218	115	(146)
Investment income	57	36	27	15	10
Interest expense	(154)	(87)	(89)	(73)	(73)
Gains (losses) on strategic investments, net (3)	542	19	31	(16)	(10)
Other income (expense) (3)	3	(2)	(8)	1	(10)
Gain on sales of land and building improvements	0	0	0	22	16
Income (loss) before benefit from (provision for) income taxes	983	420	179	64	(213)
Benefit from (provision for) income taxes (4)	127	(60)	144	(111)	(50)
Net income (loss)	$1,110	$360	$323	$(47)	$(263)
Net income (loss) per share-basic and diluted:
Basic net income (loss) per share	$1.48	$0.50	$0.47	$(0.07)	$(0.42)
Diluted net income (loss) per share	$1.43	$0.49	$0.46	$(0.07)	$(0.42)
Shares used in computing basic net income (loss) per share	751	715	688	662	624
Shares used in computing diluted net income (loss) per share	775	735	700	662	624

	Fiscal Year Ended January 31,
(in millions)	2019	2018	2017	2016	2015
(1) Amounts include amortization of purchased intangibles from business combinations, as follows:
Cost of revenues	$215	$166	$128	$81	$90
Marketing and sales	232	121	98	77	65
(2) Amounts include stock-based expenses, as follows:
Cost of revenues	$161	$130	$107	$70	$54
Research and development	307	260	188	129	121
Marketing and sales	643	469	389	289	287
General and administrative	172	138	136	106	103

(3)
Certain reclassifications to fiscal 2018, 2017, 2016 and 2015 balances were made to conform to the current period presentation in the consolidated statement of operations. Specifically, other income (expense) has been separated into other income (expense) and gains (losses) on strategic investments, net.

(4)
Amounts include a benefit related to the partial release of the valuation allowance of $612 million, $2 million, $226 million, $1 million, and $0 million for fiscal 2019, 2018, 2017, 2016, and 2015, respectively.

	As of January 31,
(in millions)	2019	2018 (as adjusted)	2017 (as adjusted)	2016	2015
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities (5)	$4,342	$4,521	$2,209	$2,725	$1,890
(Negative) working capital (6)	(572)	(483)	(1,013)	90	(15)
Total assets	30,737	21,984	18,286	12,763	10,654
Noncurrent debt and other noncurrent liabilities	3,877	1,541	2,824	2,119	2,254
Retained earnings (accumulated deficit)	1,735	635	275	(653)	(606)
Total stockholders’ equity	15,605	10,376	8,230	5,003	3,975

(5)	Excludes the restricted cash balance of $115 million as of January 31, 2015.

(6)
The Company considers all of its marketable debt securities to be available to support current liquidity needs including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the consolidated balance sheets. For consistency in presentation, working capital in the table above as of January 31, 2016 and 2015 includes amounts previously reported in Marketable securities, noncurrent. In addition, other reclassifications were made to balances as of January 31, 2018, 2017, 2016 and 2015 to conform to the current period presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements, including, without limitation, our expectations and statements regarding our outlook and future revenues, expenses, results of operations, liquidity, plans, strategies and management objectives and any assumptions underlying any of the foregoing. Our actual results may differ significantly from those projected in the forward-looking statements. Our forward-looking statements and factors that might cause future actual results to differ materially from our recent results or those projected in the forward-looking statements include, but are not limited to, those discussed in the section titled “Forward-Looking Information” and “Risk Factors” of this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update the forward-looking statements or our risk factors for any reason.
Overview
We are a global leader in customer relationship management ("CRM") technology that enables companies to improve their relationships and interactions with customers. We introduced our first CRM solution in 2000, and we have since expanded our service offerings with new editions, features and platform capabilities. Our core mission is to empower our customers of every size and industry to connect with their customers in new ways through existing and emerging technologies including cloud, mobile, social, Internet of Things ("IoT") and artificial intelligence ("AI") technologies.
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
To address these factors, we will need to, among other things, continue to add substantial numbers of paying subscriptions, upgrade our customers to fully featured versions or arrangements such as an Enterprise License Agreement, provide high quality technical support to our customers, encourage the development of third-party applications on our platforms, realize the benefits from our strategic partnerships and continue to focus on retaining customers at the time of renewal. Our plans to invest for future growth include the continuation of the expansion of our data center capacity, whether internally or through the use of third parties, the hiring of additional personnel, particularly in direct sales, other customer-related areas and research and development, the expansion of domestic and international selling and marketing activities, specifically in our top markets, the continued development of our brands, the addition of distribution channels, the upgrade of our service offerings, the continued development of services including Community Cloud and Industry Clouds, the integration of new and acquired technologies such as Commerce Cloud, artificial intelligence technologies and Salesforce Quip, the expansion of our Marketing Cloud, Salesforce Platform core service offerings, Integration Cloud through our May 2018 MuleSoft, Inc. ("MuleSoft") acquisition and the additions to our global infrastructure to support our growth.
We also regularly evaluate acquisitions or investment opportunities in complementary businesses, joint ventures, services and technologies and intellectual property rights in an effort to expand our service offerings. We expect to continue to make such investments and acquisitions in the future and we plan to reinvest a significant portion of our incremental revenue in future periods to grow our business and continue our leadership role in the cloud computing industry. As part of our growth strategy, we are delivering innovative solutions in new categories, including analytics, e-commerce, artificial intelligence, IoT and collaborative productivity tools. We drive innovation organically and to a lesser extent through acquisitions, such as our acquisition of MuleSoft and in August 2018 our acquisition of Datorama, Inc. ("Datorama"). We have a disciplined and thoughtful acquisition process where we routinely survey the industry landscape across a wide range of companies. As a result of our aggressive growth plans and integration of our previously acquired businesses, we have incurred significant expenses from equity awards and amortization of purchased intangibles, which have reduced our operating income. We remain focused on improving operating margins.
Our typical subscription contract term is 12 to 36 months, although terms range from one to 60 months, so during any fiscal reporting period only a subset of active subscription contracts is eligible for renewal. We calculate our attrition rate as of the end of each month. Our attrition rate, including the Marketing Cloud service offering but excluding our Commerce Cloud service offering and integration service offering, was less than ten percent as of January 31, 2019. While it is difficult to predict, we expect our attrition rate to remain consistent as we continue to expand our enterprise business and invest in customer success and related programs.
We expect marketing and sales costs, which were 46 percent, 44 percent and 45 percent of total revenues for fiscal 2019, 2018 and 2017, respectively, to continue to represent a substantial portion of total revenues in the future as we seek to grow our customer base, sell more products to existing customers, and continue to build greater brand awareness.
During the year, we acquired MuleSoft, an industry-leading integration platform, to provide our customers the ability to integrate data across platforms. The financial results of MuleSoft are included in our consolidated financial statements from the date of acquisition. The total purchase price for MuleSoft was approximately $6.4 billion.
Also in fiscal 2019, we acquired Datorama, which provides a platform for enterprises, agencies and publishers to integrate data across marketing channels and data sources. The financial results of Datorama are included in our consolidated financial statements from the date of acquisition. The total purchase price for Datorama was approximately $766 million.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2019, for example, refer to the fiscal year ending January 31, 2019.
Adoption of New Accounting Standards
We have adjusted our consolidated financial statements from amounts previously reported due to the adoption of Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers ("Topic 606")", which relates to revenue recognition and the capitalization of costs to acquire a revenue contract. The information presented reflects the adjusted amounts as compared to those previously reported. In addition, we have prospectively adopted Accounting Standards Update No. 2016-01, "Financial Instrument-Overall (Subtopic 825-10)" ("ASU 2016-01") and Accounting Standards Update No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory" ("ASU 2016-16"). See Note 1, “Summary of Business and Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
Operating Segments
We operate as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by our chief operating decision makers, Marc Benioff, who is the co-chief executive officer and the chairman of the board, and Keith Block, who is the co-chief executive officer, in deciding how to allocate resources and assess performance. Over the past few years, we have completed a number of acquisitions, including the acquisitions of MuleSoft and Datorama in fiscal 2019. These acquisitions have allowed us to expand our offerings, presence and reach in various market segments of the enterprise cloud computing market. While we have offerings in multiple enterprise cloud computing market segments, including as a result of our acquisitions, our business operates in one operating segment because most of our offerings operate on a single customer success platform and are deployed in an identical way, and our chief operating decision makers evaluate our financial information and resources and assess the performance of these resources on a consolidated basis. Since we operate as one operating segment, all required financial segment information can be found in the consolidated financial statements.
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
Sources of Revenues
We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our enterprise cloud computing services (collectively, "Cloud Services"), software licenses, and from customers paying for additional support beyond the standard support that is included in the basic subscription fees; and (2) related professional services such as process mapping, project management, implementation services and other revenue. “Other revenue” consists primarily of training fees. Subscription and support revenues accounted for approximately 93 percent of our total revenues for fiscal 2019. Subscription revenues are driven primarily by the number of paying subscribers, varying service types, and the price of our service and renewals. We define a “customer” as a separate and distinct buying entity (e.g., a company, a distinct business unit of a large corporation, a partnership, etc.) that has entered into a contract to access our enterprise cloud computing services.
Subscription and support revenues for Cloud Services are recognized ratably over the contract terms beginning on the commencement dates of each contract. Subscription revenues for software licenses are generally recognized upfront when the software is made available to the customer. The typical subscription and support term is 12 to 36 months, although terms range from one to 60 months. Our subscription and support contracts are non-cancelable, though customers typically have the right to terminate their contracts for cause if we materially fail to perform.
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
In determining whether professional services can be accounted for separately from subscription and support revenues, we consider a number of factors, which are described in Note 1 "Summary of Business and Significant Accounting Policies" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
Revenue by Cloud Service Offering
The information below is provided on a supplemental basis to give additional insight into the revenue performance of our individual core service offerings. All of the cloud offerings that we offer to customers are grouped into four major cloud service offerings. Subscription and support revenues consisted of the following (in millions):

	Fiscal Year Ended January 31,
	2019	2018	2017	Variance - Percent Fiscal 2018 and 2019	Variance - Percent Fiscal 2017 and 2018
Sales Cloud	$4,040	$3,588	$3,076	13%	17%
Service Cloud	3,621	2,883	2,343	26%	23%
Salesforce Platform and Other	2,854	1,913	1,433	49%	33%
Marketing and Commerce Cloud	1,898	1,382	947	37%	46%
Total	$12,413	$9,766	$7,799
Subscription and support revenues from the Community Cloud, Quip and our Industry Offerings were not significant in fiscal 2019. Quip revenue is included with Salesforce Platform and Other in the table above. Our Industry Offerings and Community Cloud revenue are included in either Sales Cloud, Service Cloud or Salesforce Platform and Other depending on the primary service offering purchased. Revenue from our acquisition of MuleSoft in May 2018 is included in Salesforce Platform and Other.

As required under U.S. GAAP, we recorded unearned revenue related to acquired contracts from MuleSoft at fair value on the date of acquisition. As a result, we did not recognize certain revenues related to these acquired contracts that MuleSoft would have otherwise recorded as an independent entity. Of the $2.9 billion subscription and support revenue for Salesforce Platform and Other for fiscal 2019, approximately $360 million was attributed to MuleSoft.
In situations where a customer purchases multiple cloud offerings, such as through an Enterprise License Agreement, we allocate the contract value to each core service offering based on the customer’s estimated product demand plan, the service that was provided at the inception of the contract, and standalone selling price ("SSP") of those products. We do not update these allocations based on actual product usage during the term of the contract. We have allocated approximately 17 percent, 15 percent, 13 percent of our total subscription and support revenues for fiscal 2019 , 2018 and 2017, respectively, based on customers’ estimated product demand plans and these allocated amounts are included in the table above.
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
Seasonal Nature of Unearned Revenue, Accounts Receivable and Operating Cash Flow
Unearned revenue primarily consists of billings to customers for our subscription service. Over 90 percent of the value of our billings to customers is for our subscription and support service. We generally invoice our customers in annual cycles. We typically issue renewal invoices in advance of the renewal service period, and depending on timing, the initial invoice for the subscription and services contract and the subsequent renewal invoice may occur in different quarters. This may result in an increase in unearned revenue and accounts receivable. There is a disproportionate weighting toward annual billings in the fourth quarter, primarily as a result of large enterprise account buying patterns. Our fourth quarter has historically been our strongest quarter for new business and renewals. The year on year compounding effect of this seasonality in both billing patterns and overall new and renewal business causes the value of invoices that we generate in the fourth quarter for both new business and renewals to increase as a proportion of our total annual billings. Accordingly, because of this billing activity, our first quarter is typically our largest collections and operating cash flow quarter.
The sequential quarterly changes in accounts receivable and the related unearned revenue and operating cash flow during the first quarter of our fiscal year are not necessarily indicative of the billing activity that occurs for the following quarters as displayed below (in millions):

	January 31, 2019	October 31, 2018	July 31, 2018	April 30, 2018
Fiscal 2019
Accounts receivable, net	$4,924	$2,037	$1,980	$1,763
Unearned revenue	8,564	5,376	5,883	6,201
Operating cash flow	1,331	143	458	1,466

	January 31, 2018	October 31, 2017	July 31, 2017	April 30, 2017
Fiscal 2018
Accounts receivable, net	$3,921	$1,522	$1,572	$1,442
Unearned revenue	6,995	4,312	4,749	4,969
Operating cash flow	1,052	125	331	1,230

The unearned revenue balance on our consolidated balance sheets does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Transaction price allocated to the remaining performance obligations ("Remaining Performance Obligation") represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Remaining performance obligation is not necessarily indicative of future revenue growth and is influenced by several factors, including seasonality, the timing of renewals, average contract terms and foreign currency exchange rates. Unbilled portions of the remaining performance obligation denominated in foreign currencies are revalued each period based on the period end exchange rates. For multi-year subscription agreements billed annually, the associated unbilled balance and corresponding remaining performance obligation is typically high at the beginning of the contract period, zero just prior to renewal, and increases if the agreement is renewed. Low remaining performance obligations attributable to a particular subscription agreement are often associated with an impending renewal and may not be an indicator of the likelihood of renewal or future revenue from such customer.
Remaining performance obligation, formerly referred to as remaining transaction price, consisted of the following (in billions):

	Current	Noncurrent	Total
As of January 31, 2019	$11.9	$13.8	$25.7	*
As of October 31, 2018	$10.0	$11.2	$21.2
As of July 31, 2018	$9.8	$11.2	$21.0
As of April 30, 2018	$9.6	$10.8	$20.4
As of January 31, 2018	$9.6	$11.0	$20.6
*Includes $500 million of remaining performance obligation related to fiscal 2019 acquisitions, including contracts executed subsequent to acquisition.
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
General and Administrative
General and administrative expenses consist of salaries and related expenses, including stock-based expenses, for finance and accounting, legal, internal audit, human resources and management information systems personnel, legal costs, security costs, professional fees, other corporate expenses such as transaction costs for acquisitions and allocated overhead. We expect that in the future, general and administrative expenses will increase in absolute dollars as we invest in our infrastructure and we incur additional employee related costs, professional fees and insurance costs related to the growth of our business and international expansion. We expect general and administrative costs as a percentage of total revenues to either remain flat or decrease for the next several quarters. However, the timing of additional expenses in a particular quarter, both in terms of absolute dollars and as a percentage of revenues, will affect our general and administrative expenses.
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
Amortization of Purchased Intangible Assets Acquired Through Business Combinations
Our cost of revenues, operating expenses and other expenses include amortization of acquisition-related intangible assets, such as the amortization of the cost associated with an acquired company’s developed technology, trade names and trademarks, and customer relationships. We expect this expense to fluctuate as we acquire more businesses and intangible assets become fully amortized.
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
We believe that of our significant accounting policies, which are described in Note 1 “Summary of Business and Significant Accounting Policies” to our consolidated financial statements, the following accounting policies and specific estimates involve a greater degree of judgment and complexity.
Revenue Recognition - Contracts with Multiple Performance Obligations. We enter into contracts with our customers that may include promises to transfer multiple Cloud Services, software licenses, premium support and professional services. A performance obligation is a promise in a contract with a customer to transfer products or services that are distinct. Determining whether products and services are distinct performance obligations that should be accounted for separately or combined as one unit of accounting may require significant judgment.

Cloud Services and software licenses are distinct as such offerings are often sold separately. In determining whether professional services are distinct, we consider the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the subscription start date and the contractual dependence of the service on the customer’s satisfaction with the professional services work. To date, we have concluded that all of the professional services included in contracts with multiple performance obligations are distinct.
We allocate the transaction price to each performance obligation on a relative standalone selling price ("SSP") basis. The SSP is the price at which we would sell a promised product or service separately to a customer. Judgment is required to determine the SSP for each distinct performance obligation. We determine SSP by considering our overall pricing objectives and market conditions. Significant pricing practices taken into consideration include our discounting practices, the size and volume of our transactions, the customer demographic, the geographic area where services are sold, price lists, our go-to-market strategy, historical sales and contract prices. As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes to SSP.
In certain cases, we are able to establish SSP based on observable prices of products or services sold separately in comparable circumstances to similar customers. We use a single amount to estimate SSP when it has observable prices. If SSP is not directly observable, for example when pricing is highly variable, we use a range of SSP. We determine the SSP range using information that may include market conditions or other observable inputs. We typically have more than one SSP for individual products and services due to the stratification of those products and services by customer size and geography.
Costs Capitalized to Obtain Revenue Contracts. Costs capitalized related to new revenue contracts are amortized on a straight-line basis over four years, which, although longer than the typical initial contract period, reflects the average period of benefit, including expected contract renewals. Significant judgment is required in arriving at this average period of benefit. Therefore, we evaluate both qualitative and quantitative factors which include the estimated life cycles of our offerings and our customer attrition.
Business Combinations. Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date with respect to tangible and intangible assets acquired and liabilities assumed and pre-acquisition contingencies. We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets.
Examples of critical estimates in valuing certain of the intangible assets and goodwill we have acquired include but are not limited to:

•	future expected cash flows from subscription and support contracts, professional services contracts, other customer contracts and acquired developed technologies and patents;

•	the acquired company’s trade name and existing customer relationships, as well as assumptions about the period of time the acquired trade name will continue to be used in our offerings;

•	uncertain tax positions and tax related valuation allowances assumed; and

•	discount rates.
Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.
Income Taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not expected to be realized based on the weighting of positive and negative evidence. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character, for example, ordinary income or capital gain, within the carryback or carryforward periods available under the applicable tax law. We regularly review the deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Our judgment regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute our business plans and tax planning strategies. Should there be a change in the ability to recover deferred tax assets, our income tax provision would increase or decrease in the period in which the assessment is changed.
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
Strategic Investments. Accounting for strategic investments in privately held debt and equity securities in which we do not have a controlling interest or significant influence requires us to make significant estimates and assumptions. Privately held equity securities without a readily determinable fair value are recorded at cost and adjusted for observable price changes in a same or similar security from the same issuer and impairments.
Privately held debt and equity securities are valued using significant unobservable inputs or data in an inactive market and the valuation requires our judgment due to the absence of market prices and inherent lack of liquidity. The carrying value is adjusted for our privately held equity securities if there are observable price changes in a same or similar security from the same issuer or if there are identified events or changes in circumstances that may indicate impairment, as discussed below. The determination of whether an orderly transaction is for a same or similar investment requires significant management judgment including the nature of rights and obligations of the investments, the extent to which differences in those rights and obligations would affect the fair values of those investments, and the impact of any differences based on the stage of operational development of the investee.
We assess our privately held debt and equity securities strategic investment portfolio quarterly for impairment. Our impairment analysis encompasses an assessment of the severity and duration of the impairment and qualitative and quantitative analysis of other key factors including the investee’s financial metrics, the investee’s products and technologies meeting or exceeding predefined milestones, market acceptance of the product or technology, other competitive products or technology in the market, general market conditions, management and governance structure of the investee, the investee’s liquidity, debt ratios and the rate at which the investee is using its cash. If the investment is considered to be impaired, we record the investment at fair value by recognizing an impairment through the consolidated statement of operations and establishing a new carrying value for the investment.

Results of Operations
The following tables set forth selected data for each of the periods indicated (in millions):

4	Fiscal Year Ended January 31,
	2019	As a % of Total Revenues	2018 (as adjusted)*	As a % of Total Revenues	2017 (as adjusted)*	As a % of Total Revenues
Revenues:
Subscription and support	$12,413	93%	$9,766	93%	$7,799	92%
Professional services and other	869	7	774	7	638	8
Total revenues	13,282	100	10,540	100	8,437	100
Cost of revenues (1)(2):
Subscription and support	2,604	20	2,033	19	1,617	19
Professional services and other	847	6	740	7	617	7
Total cost of revenues	3,451	26	2,773	26	2,234	26
Gross profit	9,831	74	7,767	74	6,203	74
Operating expenses (1)(2):
Research and development	1,886	14	1,553	15	1,208	14
Marketing and sales	6,064	46	4,671	44	3,811	45
General and administrative	1,346	10	1,089	10	966	12
Total operating expenses	9,296	70	7,313	69	5,985	71
Income from operations	535	4	454	5	218	3
Investment income	57	0	36	0	27	0
Interest expense	(154)	(1)	(87)	(1)	(89)	(1)
Gains on strategic investments, net	542	4	19	0	31	0
Other income (expense)	3	0	(2)	0	(8)	0
Income before benefit from (provision for) income taxes	983	7	420	4	179	2
Benefit from (provision for) income taxes (3)	127	1	(60)	(1)	144	2
Net income	$1,110	8%	$360	3%	$323	4%
(1) Amounts related to amortization of intangible assets acquired through business combinations, as follows (in millions):

	Fiscal Year Ended January 31,
	2019	As a % of Total Revenues	2018	As a % of Total Revenues	2017	As a % of Total Revenues
Cost of revenues	$215	2%	$166	2%	$128	2%
Marketing and sales	232	2	121	1	98	1
(2) Amounts related to stock-based expenses, as follows (in millions):

	Fiscal Year Ended January 31,
	2019	As a % of Total Revenues	2018	As a % of Total Revenues	2017	As a % of Total Revenues
Cost of revenues	$161	1%	$130	1%	$107	1%
Research and development	307	2	260	2	188	2
Marketing and sales	643	5	469	5	389	5
General and administrative	172	1	138	1	136	2
(3) Amount includes a benefit related to the partial release of the valuation allowance of $612 million, $2 million and $226 million for fiscal 2019, 2018 and 2017, respectively. The fiscal 2019 benefit was partially offset by an increase in unrecognized tax benefits.
*Prior period information has been adjusted for the adoption of Topic 606.

The following table sets forth selected balance sheet and other metrics data for each of the periods indicated (in millions, other than remaining performance obligation, which is presented in billions):

	As of January 31,
	2019	2018
Cash, cash equivalents and marketable securities	$4,342	$4,521
Unearned revenue	8,564	6,995
Remaining performance obligation	25.7	20.6
Principal due on our outstanding debt obligations	3,198	1,727

Remaining performance obligation represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods.
Fiscal Year Ended January 31, 2019 and 2018
Revenues.

	Fiscal Year Ended January 31,		Variance
(in millions)	2019	2018	Dollars	Percent
Subscription and support	$12,413	$9,766	$2,647	27%
Professional services and other	869	774	95	12
Total revenues	$13,282	$10,540	$2,742	26
The increase in subscription and support revenues was primarily caused by volume-driven increases from new business, which includes new customers, upgrades and additional subscriptions from existing customers. Our acquisition of MuleSoft in May 2018 contributed $431 million to total revenues in fiscal 2019. The increase was also driven by approximately $227 million of revenue recognized at a point in time, which includes the portion of software subscriptions allocated to the on-premise software element.
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
Revenues by geography were as follows:

	Fiscal Year Ended January 31,
(in millions)	2019	As a % of Total Revenues	2018	As a % of Total Revenues	Growth rate
Americas	$9,445	71%	$7,621	72%	24%
Europe	2,553	19	1,916	18	33
Asia Pacific	1,284	10	1,003	10	28
	$13,282	100%	$10,540	100%	26
Revenues by geography are determined based on the region of the Salesforce contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 96 percent during fiscal year 2019 and 2018.
Revenues in Europe and Asia Pacific accounted for $3.8 billion, or 29 percent of total revenues, for fiscal 2019, compared to $2.9 billion, or 28 percent of total revenues, during the same period a year ago, an increase of $0.9 billion, or 31 percent. The increase in revenues outside of the Americas was the result of the increasing acceptance of our services, our focus on marketing our services internationally and investment in additional international resources. Revenues outside of the Americas increased on a total dollar basis by $39 million in fiscal 2019 compared to fiscal 2018 due to foreign currency fluctuations primarily as a result of the strengthening British Pound Sterling.

Cost of Revenues.

	Fiscal Year Ended January 31,		Variance Dollars
(in millions)	2019	2018
Subscription and support	$2,604	$2,033	$571
Professional services and other	847	740	107
Total cost of revenues	$3,451	$2,773	$678
Percent of total revenues	26%	26%
The increase in cost of revenues was primarily due to an increase of $156 million in employee-related costs, an increase of $31 million in stock-based expenses, an increase of $326 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of amortization of purchased intangible assets of $49 million and an increase of $26 million in allocated overhead. We have increased our headcount by 16 percent since January 31, 2018 to meet the higher demand for services from our customers, of which a component was also due to the acquisition of MuleSoft in May 2018. We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity to allow us to scale with our customers and continuously evolve our security measures. We also plan to add employees in our professional services group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in future periods.
The cost of professional services and other revenues was $847 million during fiscal 2019 resulting in positive gross margin of $22 million. The cost of professional services and other revenues was $740 million during fiscal 2018 resulting in positive gross margins of $34 million. We expect the cost of professional services to be approximately in line with revenues from professional services in future fiscal quarters. We believe that this investment in professional services facilitates the adoption of our service offerings.
Operating Expenses.

	Fiscal Year Ended January 31,		Variance Dollars
(in millions)	2019	2018
Research and development	$1,886	$1,553	$333
Marketing and sales	6,064	4,671	1,393
General and administrative	1,346	1,089	257
Total operating expenses	$9,296	$7,313	$1,983
Percent of total revenues	70%	69%
The increase in research and development expenses was primarily due to an increase of approximately $216 million in employee-related costs, an increase of $47 million in stock-based expenses, an increase in our development and test data center costs and allocated overhead. We increased our research and development headcount by 19 percent since January 31, 2018 in order to improve and extend our service offerings, develop new technologies, and integrate acquired companies, including our acquisition of MuleSoft in May 2018. Additionally, a component of our increased headcount was also due to the acquisition of MuleSoft. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to invest in additional employees and technology to support the development of new, and improve existing, technologies and the integration of acquired technologies.
The increase in marketing and sales expenses was primarily due to an increase of $797 million in employee-related costs and amortization of deferred commissions, an increase of $174 million in stock-based expenses, an increase in amortization of purchased intangible assets of $111 million, and allocated overhead. Our marketing and sales headcount increased by 25 percent since January 31, 2018, of which a component was due to the acquisition of MuleSoft in May 2018. The increase in headcount was primarily attributable to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. We expect that marketing and sales expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to hire additional sales personnel.
The increase in general and administrative expenses was primarily due to an increase in employee-related costs. Our general and administrative headcount increased by 27 percent since January 31, 2018 as we added personnel to support our growth as well as an increase due to the acquisition of MuleSoft in May 2018.

Other income and expense.

	Fiscal Year Ended January 31,		Variance Dollars
(in millions)	2019	2018
Investment income	$57	$36	$21
Interest expense	(154)	(87)	(67)
Gains on strategic investments, net	542	19	523
Other income (expense)	3	(2)	5
The increase in investment income was due to higher interest income across our portfolio, which is primarily a result of increasing interest rates.
Interest expense consists of interest on our debt, capital leases, and financing obligation related to 350 Mission. The increase in interest expense was primarily driven by interest expense on the 2023 Senior Notes and 2028 Senior Notes of approximately $71 million. We expect interest expense to increase in future years as the 2023 Senior Notes and 2028 Senior Notes will be outstanding for a full year as compared to a partial year in fiscal 2019.
Gains on strategic investments, net consists primarily of mark-to-market adjustments related to our publicly held equity securities, observable price adjustments related to our privately held equity securities and other adjustments. The prospective adoption of ASU 2016-01 resulted in unrealized gains in our equity securities of approximately $446 million during fiscal 2019, excluding gains on sales of equity securities. These gains were primarily driven by mark-to-market adjustments to our publicly traded securities of $345 million during fiscal 2019.
Other income (expense) primarily consists of non-operating transactions such as gains and losses from foreign exchange rate fluctuations and real estate transactions.
Benefit from (provision for) income taxes.

	Fiscal Year Ended January 31,		Variance Dollars
(in millions)	2019	2018
Benefit from (provision for) income taxes	$127	$(60)	$187
Effective tax rate	(13)%	14%
We recorded a tax benefit of $127 million on a pretax income of $983 million for fiscal 2019. The tax benefit recorded was primarily related to the release of our valuation allowance related to federal and state deferred tax assets, which was partially offset with the increase in unrecognized tax benefits. In addition, we recorded current tax expense for profitable jurisdictions outside of the United States.
In fiscal 2018, we recorded a tax provision of $60 million on a pretax income of $420 million. The tax provision recorded was primarily related to income taxes in profitable jurisdictions outside of the United States.
Fiscal Years Ended January 31, 2018 and 2017
Revenues.

	Fiscal Year Ended January 31,		Variance
(in millions)	2018	2017	Dollars	Percent
Subscription and support	$9,766	$7,799	$1,967	25%
Professional services and other	774	638	136	21
Total revenues	$10,540	$8,437	$2,103	25
The increase in subscription and support revenues during fiscal 2018 was primarily caused by volume-driven increases from new business, which included new customers, upgrades and additional subscriptions from existing customers. Additionally, fiscal 2018 benefited from a full year of revenue from Demandware, which we acquired in July 2016. This was offset by a reduction in subscription revenues of approximately $20 million as a result of one less day in fiscal 2018 compared to fiscal 2017. We continue to invest in a variety of customer programs and initiatives which, along with increasing enterprise adoption, have helped keep our attrition rate consistent as compared to the prior year. Consistent attrition rates play a role in our ability to maintain growth in our subscription and support revenues. Changes in the net price per user per month have not been a significant driver of revenue growth for the periods presented. The increase in professional services and other revenues was due primarily to the higher demand for services from an increased number of customers.

Revenues by geography were as follows (in millions):

	Fiscal Year Ended January 31,
	2018	As a % of Total Revenues	2017	As a % of Total Revenues	Growth rate
Americas	$7,621	72%	$6,259	74%	22%
Europe	1,916	18	1,383	16%	39
Asia Pacific	1,003	10	795	10%	26
	$10,540	100%	$8,437	100%	25
Revenues by geography are determined based on the region of the Salesforce contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 96 percent during fiscal 2018 and 2017.
Revenues in Europe and Asia Pacific accounted for $2.9 billion, or 28 percent of total revenues, for fiscal 2018, compared to $2.2 billion, or 26 percent of total revenues, during fiscal 2017, an increase of $0.7 billion, or 34 percent. The increase in revenues outside of the Americas was the result of the increasing acceptance of our services, our focus on marketing our services internationally and investment in additional international resources. Revenues outside of the Americas increased on a total dollar basis by $96 million in fiscal 2018 compared to fiscal 2017 due to foreign currency fluctuations primarily as a result of the strengthening British Pound Sterling.
Cost of Revenues.

	Fiscal Year Ended January 31,		Variance Dollars
(in millions)	2018	2017
Subscription and support	$2,033	$1,617	$416
Professional services and other	740	617	123
Total cost of revenues	$2,773	$2,234	$539
Percent of total revenues	26%	26%
The increase in cost of revenues was primarily due to an increase of $192 million in employee-related costs, an increase of $23 million in stock-based expenses, an increase of $197 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of amortization of purchased intangible assets of $38 million and an increase of $23 million in allocated overhead. We increased our headcount by 11 percent during fiscal 2018 to meet the higher demand for services from our customers and as a result of our fiscal 2017 acquisitions.
The cost of professional services and other revenues was $740 million during fiscal 2018 resulting in positive gross margin of $34 million. The cost of professional services and other revenues was $617 million during fiscal 2017 resulting in positive gross margins of $21 million.
Operating Expenses.

	Fiscal Year Ended January 31,		Variance Dollars
(in millions)	2018	2017
Research and development	$1,553	$1,208	$345
Marketing and sales	4,671	3,811	860
General and administrative	1,089	966	123
Total operating expenses	$7,313	$5,985	$1,328
Percent of total revenues	69%	71%
The increase in research and development expenses was primarily due to an increase of approximately $212 million in employee-related costs, an increase of $72 million in stock-based expenses, an increase in our development and test data center costs and allocated overhead. We increased our research and development headcount by 11 percent during fiscal 2018 in order to improve and extend our service offerings, develop new technologies and integrate previously acquired companies, including our fiscal 2017 acquisitions.
The change in marketing and sales expenses was primarily due to an increase of $637 million in employee-related costs and amortization of deferred commissions, an increase of $80 million in stock-based expenses, an increase in amortization of purchased intangible assets of $23 million and allocated overhead. Our marketing and sales headcount increased by 22 percent during fiscal 2018. The increase in headcount was primarily attributable to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base.
The increase in general and administrative expenses was primarily due to an increase in employee-related costs. Our general and administrative headcount increased by 16 percent during fiscal 2018 as we added personnel to support our growth.
Other income and expense.

	Fiscal Year Ended January 31,		Variance Dollars
(in millions)	2018	2017
Investment income	$36	$27	$9
Interest expense	(87)	(89)	2
Gains on strategic investments, net	19	31	(12)
Other income (expense)	(2)	(8)	6
The increase in investment income was due to higher interest income across our portfolio.
Interest expense consists of interest on our convertible senior notes, capital leases, financing obligation related to 350 Mission, the loan assumed on 50 Fremont, revolving credit facility and the $500 million term loan that was entered into in connection with our acquisition of Demandware.
Gains on strategic investments, net represents strategic investments' fair market value adjustments and gains recognized related to strategic investments when we acquire an entity in which we previously held a strategic investment. The difference between the fair value of the shares as of the date of the acquisition and the carrying value of the strategic investment is recorded as a gain or loss. The change in gains on strategic investments, net was primarily due to $14 million of gains resulting from our acquisition of companies in which we held strategic investments in fiscal 2017.
Other income (expense) primarily consists of non-operating transactions such as gains and losses from foreign exchange rate fluctuations and real estate transactions.
Benefit from (provision for) income taxes.

	Fiscal Year Ended January 31,		Variance Dollars
(in millions)	2018	2017
Benefit from (provision for) income taxes	$(60)	$144	$(204)
Effective tax rate	14%	(80)%
We recognized a tax provision of $60 million on a pretax income of $420 million for fiscal 2018. The tax provision recorded was primarily related to income taxes in profitable jurisdictions outside of the United States.
In fiscal 2017, we recorded a tax benefit of $144 million on a pretax income of $179 million for fiscal 2017. The most significant component of this tax amount was the discrete tax benefit of $210 million from a partial release of the valuation allowance in connection with the acquisition of Demandware. The net deferred tax liability from the acquisition of Demandware provided a source of additional income to support the realizability of our pre-existing deferred tax assets and, as a result, we released a portion of our valuation allowance. The tax benefit associated with the release of the valuation allowance was partially offset by income taxes in profitable jurisdictions outside of the United States.
Liquidity and Capital Resources
At January 31, 2019, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $4.3 billion and accounts receivable of $4.9 billion. Our cash, cash equivalents and marketable securities are comprised primarily of corporate notes and obligations, U.S. treasury securities, asset backed securities, foreign government obligations, mortgage backed obligations, time deposits, money market mutual funds and municipal securities.
As of January 31, 2019, our remaining performance obligation was $25.7 billion. Our remaining performance obligation represents contracted revenue that has not yet been recognized and includes unearned revenue, which has been invoiced and is recorded on the balance sheet, and unbilled amounts that are not recorded on the balance sheet, that will be recognized as revenue in future periods.
We believe our existing cash, cash equivalents, marketable securities, cash provided by operating activities and, if necessary, our borrowing capacity under our Credit Facility and unbilled amounts related to contracted non-cancelable subscription agreements, which is not reflected on the balance sheet, will be sufficient to meet our working capital, capital expenditure and debt repayment needs over the next 12 months.

In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, and intellectual property rights. To facilitate these acquisitions or investments, we may seek additional equity or debt financing, which may not be available on terms favorable to us or at all, which may affect our ability to complete subsequent acquisitions or investments.
Cash Flows
For fiscal 2019, 2018 and 2017, our cash flows were as follows (in millions):

4	Fiscal Year Ended January 31,
	2019	2018	2017
Net cash provided by operating activities	$3,398	$2,738	$2,162
Net cash used in investing activities	(5,308)	(2,011)	(2,684)
Net cash provided by financing activities	2,010	221	998
Cash provided by operating activities has historically been affected by the amount of net income adjusted for non-cash expense items such as depreciation and amortization; amortization of purchased intangibles from business combinations; the expense associated with stock-based awards; net gains on strategic investments; the timing of employee related costs including commissions and bonus payments; the timing of payments against accounts payable, accrued expenses and other current liabilities; the timing of our semi-annual interest payments related to our senior notes; the timing of collections from our customers, which is our largest source of operating cash flows; the timing of business combination activity and the related integration and transaction costs; and changes in working capital accounts. Net cash provided by operating activities was also impacted by payments made during fiscal 2019 for the transaction fees related to the acquisition of MuleSoft.
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
The net cash used in investing activities during fiscal 2019 primarily related to the acquisitions of MuleSoft, Datorama and CloudCraze, net of cash acquired for a total of $5.1 billion. Net cash used in investing activities also included purchases of marketable securities of $1.1 billion, purchases of strategic investments of $362 million and new office build outs and capital investments of $595 million, offset by sales of marketable securities of $1.4 billion. The net cash used in investing activities during fiscal 2018 primarily related to purchases of marketable securities of $2.0 billion, new office build-outs and capital investments of $534 million, which were offset by the cash inflows for the period from sales and maturities of marketable securities of $636 million. The net cash used in investing activities during fiscal 2017 primarily related to business combinations with the largest being the acquisition of Demandware in July 2016 and purchases of marketable securities, which were offset by the cash inflows for the period from sales and maturities of marketable securities.
Net cash provided by financing activities during fiscal 2019 consisted primarily of $3.0 billion from proceeds from issuance of debt which were used in the acquisition of MuleSoft, and $704 million from proceeds from equity plans, offset by $1.5 billion of repayments of debt including principal payments on the maturity of the 0.25% Senior Notes and the early repayment and termination of the 2019 Term Loan. Net cash provided by financing activities during fiscal 2018 consisted primarily of $650 million from proceeds from equity plans offset by $323 million in repayments of debt. Net cash provided by financing activities during fiscal 2017 consisted primarily of proceeds from issuance of debt, which were used to partially fund acquisitions, offset by repayments of debt.
Debt
The carrying values of our borrowings were as follows (in millions):

Instrument	Date of issuance	Maturity date	Effective interest rate for fiscal 2019	January 31, 2019	January 31, 2018
2021 Term Loan	May 2018	May 2021	3.05%	$499	$0
2023 Senior Notes	April 2018	April 2023	3.26%	993	0
2028 Senior Notes	April 2018	April 2028	3.70%	1,488	0
2019 Term Loan	July 2016	July 2019	2.96%	0	498
Loan assumed on 50 Fremont	February 2015	June 2023	3.75%	196	199
0.25% Convertible Senior Notes	March 2013	April 2018	2.53%	0	1,023
Total carrying value of debt				3,176	1,720
Less current portion of debt				(3)	(1,025)
Total noncurrent debt				$3,173	$695
As of January 31, 2019, we have senior unsecured debt outstanding due in 2021, 2023 and 2028 with a total carrying value of $3.0 billion. In addition, we have senior secured notes outstanding related to our loan on 50 Fremont due in 2023 with a total carrying value of $196 million. We were in compliance with all debt covenants as of January 31, 2019.
We maintain a revolving loan credit agreement that provides for $1.0 billion unsecured financing ("Credit Facility") that matures in April 2023. We may use the proceeds of future borrowings under the Credit Facility for refinancing other indebtedness, working capital, capital expenditures and other general corporate purposes, including permitted acquisitions. There were no outstanding borrowings under the Credit Facility as of January 31, 2019.
As of January 31, 2019, we have a total of $92 million in letters of credit outstanding in favor of certain landlords for office space. To date, no amounts have been drawn against the letters of credit, which renew annually and expire at various dates through December 2030.
We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.
Contractual Obligations
Our principal commitments consist of obligations under leases for office space, co-location data center facilities and our development and test data center, as well as leases for computer equipment, software, furniture and fixtures, excluding all secured and unsecured debt. At January 31, 2019, the future non-cancelable minimum payments under these commitments were as follows (in millions):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital lease obligations, including interest	$200	$200	$0	$0	$0
Operating lease obligations:
Facilities space	3,473	405	775	683	1,610
Computer equipment and furniture and fixtures	722	373	349	0	0
Financing obligation - leased facility	279	22	46	48	163
Lease obligation - buildings to be constructed	955	0	0	0	955
2021 Term loan	500	0	500	0	0
2023 Senior Notes	1,000	0	0	1,000	0
2028 Senior Notes	1,500	0	0	0	1,500
Loan assumed on 50 Fremont	198	3	8	187	0
Contractual commitments	1,867	278	722	779	88
	$10,694	$1,281	$2,400	$2,697	$4,316
The majority of our operating lease agreements provide us with the option to renew. Our future operating lease obligations would change if we exercised these options and if we entered into additional operating lease agreements as we expand our operations.
The financing obligation - leased facility above represents the total obligation for our lease of approximately 445,000 rentable square feet of office space at 350 Mission St. ("350 Mission") in San Francisco, California. As of January 31, 2019, $215 million of the total obligation noted above was recorded to Financing obligation - leased facility, of which the current portion is included in “Accrued expenses and other liabilities” and the noncurrent portion is included in “Other noncurrent liabilities” on the consolidated balance sheets.
The lease obligation - buildings to be constructed above represents the total obligation for two separate agreements for office facilities we entered into during fiscal 2019. The first agreement is for approximately 324,000 rentable square feet of office space in a building to be constructed as part of our urban campus in San Francisco, California. We expect to begin occupying the space in fiscal 2024 and the total non-cancelable minimum payments under this agreement are approximately $480 million over 16 years. Construction has not commenced on the building and is dependent on the developer obtaining approvals from the City and County of San Francisco. The second agreement is for approximately 603,000 rentable square feet of office space in a building to be constructed in Chicago, Illinois. We expect to begin occupying the space in fiscal 2022 and the total non-cancelable minimum payments under this agreement are approximately $475 million over 17 years. As of January 31, 2019 construction has not commenced on either of these buildings and the timing of completion of construction is unknown. Due to this uncertainty, the entire commitment for these two obligations is reflected as payments due in more than five years in the table above.
We have entered into various contractual commitments with infrastructure service providers for a total commitment of $2.0 billion, which are reflected in the table above under "contractual commitments." As of January 31, 2019, the total remaining commitment is approximately $1.8 billion and $264 million is due in the next fiscal year.
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
Utilization of tax carryforwards and credits
As we continue our trend in profitability, we expect to utilize our net operating loss carryforward and various tax credits to reduce our cash tax payments. For example, our Federal net operating loss carryforwards are $2.1 billion as of January 31,

2019 as compared to $2.7 billion as of January 31, 2018. We expect our cash tax payments for the next 12 months, primarily from profitable jurisdictions outside of the U.S, to be consistent with those paid in prior years.
New Accounting Pronouncements
See Note 1 “Summary of Business and Significant Accounting Policies” to the consolidated financial statements for our discussion about new accounting pronouncements adopted and those pending.

Environmental, Social and Governance
We believe the business of business is improving the state of the world for all of our stakeholders, including our stockholders, customers, partners, employees, community, environment and society. We are committed to creating a sustainable, low-carbon future by delivering a carbon neutral cloud, operating as a net-zero greenhouse gas emissions company and by working to achieve our goal of 100 percent renewable energy for our global operations by fiscal 2022. We also believe consistent, comparable and reliable disclosures around climate-related risks and opportunities are important. To this end, we are working to align with the recommendations of the Financial Stability Board's ("FSB") Task Force on Climate-related Financial Disclosures ("TCFD") and of the Sustainability Accounting Standards Board ("SASB"). In addition, we have spearheaded human capital management initiatives to drive equality in four key areas: equal rights, equal pay, equal education and equal opportunity. We also pioneered and have inspired other companies to adopt our 1-1-1 integrated philanthropy model, which leverages one percent of a company’s equity, employee time and product to help improve communities around the world. We publish an annual stakeholder impact report on our website detailing our overall strategy relating to environmental, social and governance (“ESG”) programs as well as our efforts in these areas.
Below are some of the key highlights of our ongoing ESG efforts:

•
In fiscal 2019, we remained a net-zero greenhouse gas emissions company, continued delivering a carbon neutral cloud for all customers and procured electricity from renewable energy resources equivalent to 55 percent of what we used globally. To support our commitment to renewable energy, we have signed four virtual power purchase agreements (“VPPAs”). This includes two agreements which were signed in fiscal 2019: our largest VPPA to date with a new wind energy project in Illinois that is expected to be operational in fiscal year 2020, and our first-ever renewable energy aggregation deal with a new solar energy project in North Carolina which is expected to be operational in fiscal 2021. In addition, the three buildings at our corporate headquarters in San Francisco sourced 100 percent renewable energy in fiscal 2019.

•
We are active in and support organizations that move the United States and the world toward a more sustainable, low-carbon future. In fiscal 2019, we partnered with Mission 2020 to establish the Step Up Declaration, a new alliance committed to harnessing the power of emerging technologies to help reduce emissions across all economic sectors. As part of the declaration we committed to expand our carbon offset program to include business travel and employee commuting, and to continue to expand our sustainable real estate commitments. We also committed to setting our own science-based targets, including working with our suppliers to set their own climate targets. In addition, we were a founding member of the Business Renewables Center, signed the Corporate Renewable Energy Buyers’ Principles, helped to launch the Corporate Colocation and Cloud Buyers’ Principles, disclosed our annual carbon emissions to the Carbon Disclosure Project and signed on to initiatives such as We Mean Business and the American Business Act on Climate.

•
As part of our ongoing work to promote equality, we review the salaries and bonuses of our global workforce on an annual basis to ensure everyone is paid equally for equal work and close any unexplained gaps. To date, we have spent $8.7 million to ensure equal pay for equal work. We also review differences in pay for not only gender, but also race and ethnicity in the United States.

•
Our employees are engaged in and actively support our commitment to equality and enhancing our Ohana culture. We support ten employee-led and founded “Ohana Groups,” which provide a community for underrepresented groups and their allies, offer professional development and mentoring opportunities, and empower employees to be responsive equality leaders in their community. This has resulted in nearly half of our employees engaging in Ohana Groups in fiscal 2019.

•
Together with the Salesforce Foundation, a 501(c)(3) nonprofit organization, and Salesforce.org, a nonprofit social enterprise, which are not included in our consolidated financial statements, to date we have given approximately $260 million to charitable organizations, logged more than 3.8 million employee volunteer hours around the world and provided more than 40,000 nonprofit and higher education organizations with the use of our service offerings for free or at a discount.

•	We have significantly increased the diversity of our Board over the past five years, including with respect to gender and race.

We leverage a number of communications channels and strategic content to better serve and engage our many stakeholders. Our sustainability website, www.salesforce.com/company/sustainability, provides information regarding our environmental and other sustainability efforts, including our annual impact reports and our environmental policy. At our equality portal, www.salesforce.com/company/equality, our stakeholders can gain insights on our approach to equality, see our company profile by gender, and review our most recent Employer Information Report, which provides a snapshot in time of our U.S. demographics based on categories prescribed by the federal government. In addition, stakeholders can learn about equality through one of our many free Trailheads. Our annual proxy statement, available on the Investor Relations website, www.investor.salesforce.com, or www.sec.gov, provides additional details on our corporate governance practices, including our board composition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
We primarily conduct our business in the following locations: the United States, Europe, Canada, Asia Pacific and Japan. The expanding global scope of our business exposes us to risk of fluctuations in foreign currency markets. This exposure is the result of selling in multiple currencies, growth in our international investments, including data center expansion, additional headcount in foreign countries and operating in countries where the functional currency is the local currency. Specifically, our results of operations and cash flows are subject to fluctuations in the following currencies: the Euro, British Pound Sterling, Canadian Dollar, Australian Dollar and Japanese Yen against the United States Dollar (“USD”). These exposures may change over time as business practices evolve and economic conditions change. Changes in foreign currency exchange rates could have an adverse impact on our financial results and cash flows.
Our European revenue, operating expenses and significant balance sheet accounts denominated in currencies other than the USD primarily flow through our United Kingdom ("UK") subsidiary, which has a functional currency of the British Pound. This results in a two-step currency exchange process wherein the currencies in Europe other than the British Pound are first converted into the British Pound and then British Pounds are translated into USD for our Consolidated Financial Statements. As an example, costs incurred in France are translated from the Euro to the British Pound and then into the USD. Our statements of operations and balance sheet accounts are also impacted by the re-measurement of non-functional currency transactions such as USD denominated intercompany loans, cash accounts held by our overseas subsidiaries, accounts receivable denominated in foreign currencies and unearned revenue and accounts payable denominated in foreign currencies.
In fiscal 2020, we will begin transitioning away from this UK-centralized European structure and enable some of our local subsidiaries within Europe to invoice customers directly and thereby recognize revenues, operating expenses and corresponding balance sheet accounts in local currencies. With the change to local invoicing in some markets, we expect better alignment between our revenue and expenses in the local currency thereby reducing our foreign currency exposure.
The U.K. held a referendum in June 2016 in which a majority of voters approved an exit from the European Union ("EU") (“Brexit”). In March 2017, the UK government gave formal notice of its intention to leave the EU and started the process of negotiating the future terms of the UK's relationship with the EU. Brexit could adversely affect UK, regional (including European) and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British Pound and Euro. We have evaluated and started to implement initiatives, such as the commitment to invest resources in Dublin, Ireland, that could partially mitigate the impact Brexit could have on our operations. In fiscal 2019, 2018 and 2017, total revenues generated in Europe were approximately 19 percent, 18 percent and 16 percent of total revenues, respectively, of which substantially all were recorded in our UK subsidiary. Revenues in Europe increased on a total dollar basis by $35 million and $104 million in fiscal 2019 compared to fiscal 2018 and fiscal 2018 compared to fiscal 2017, respectively, as a result of the strengthening British Pound Sterling. We recognize that there are still significant uncertainties surrounding the ultimate resolution of Brexit negotiations, and we will continue to monitor any changes that may arise and assess their potential impact on our business.
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
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $4.3 billion at January 31, 2019. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least BBB or better. The cash, cash equivalents and marketable securities are held for general corporate purposes, including acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our debt securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.
An immediate increase or decrease in interest rates of 100-basis points at January 31, 2019 could result in a $21 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.
At January 31, 2018, we had cash, cash equivalents and marketable securities totaling $4.5 billion. The fixed-income portfolio was also subject to interest rate risk. Changes in interest rates of 100-basis points would have resulted in market value changes of $34 million.
Market Risk and Market Interest Risk
We deposit our cash with multiple financial institutions.
In addition, we maintain debt obligations that are subject to market interest risk, as follows (in millions):

Instrument	Maturity date	Principal Outstanding as of January 31, 2019	Interest Terms	Effective interest rate for fiscal 2019
2021 Term Loan	May 2021	$500	Floating	3.05%
2023 Senior Notes	April 2023	1,000	Fixed	3.26%
2028 Senior Notes	April 2028	1,500	Fixed	3.70%
Loan assumed on 50 Fremont	June 2023	198	Fixed	3.75%
Revolving credit facility	April 2023	0	Floating	N/A
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
The borrowings under the Revolving Credit Facility bear interest, at our option, at a base rate plus a spread of 0.00% to 0.375% or an adjusted LIBOR rate plus a spread of 0.75% to 1.375%, in each case with such spread being determined based on our credit rating. Regardless of what amounts, if any, are outstanding under the revolving credit facility, we are also obligated to pay an ongoing commitment fee on undrawn amounts at a rate of 0.05% to 0.175%, with such rate being based on our public debt rating, payable in arrears quarterly. As of January 31, 2019, there was no outstanding borrowing amount under the Revolving Credit Facility.
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
We have an investment portfolio that includes strategic investments in public and privately held companies, which range from early-stage companies to more mature companies with established revenue streams and business models. As of January 31, 2019, our portfolio, which consists of investments in over 235 privately held companies and six public companies, is primarily comprised of independent software vendors and system integrators. Our investments in these companies range from $0.1 million to approximately $105 million, with 21 investments individually equal to or in excess of approximately $10 million as of January 31, 2019.
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
The primary purpose of our investments is to create an ecosystem of enterprise cloud companies, accelerate the growth of technology startups and system integrators and create the next generation of AI, mobile applications and connected products. Therefore, we continually evaluate our investments in privately held and publicly traded companies. In certain cases, our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering. Currently, three of our six publicly held investments are subject to such a contractual obligation, which expire in the first quarter of fiscal 2020.
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

ITEM 8.	FINANCIAL STATEMENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
The following financial statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of salesforce.com, inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of salesforce.com, inc. (the Company) as of January 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 8, 2019 expressed an unqualified opinion thereon.
Adoption of New Accounting Standards
As discussed in Note 1 to the consolidated financial statements, the Company changed its method for recognizing revenue from contracts with customers and recognizing costs related to obtaining a contract retrospectively in the period ended January 31, 2019. Additionally, as discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting on a prospective basis for privately held equity securities and on a modified retrospective basis for publicly held equity investments, in the period ended January 31, 2019.
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

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002

Redwood City, California
March 8, 2019

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of salesforce.com, inc.
Opinion on Internal Control Over Financial Reporting
We have audited salesforce.com, inc.’s internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, salesforce.com, inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2019, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of MuleSoft, Inc., which is included in the January 31, 2019 consolidated financial statements of the Company and constituted two percent and one percent of total and net assets, respectively, as of January 31, 2019 and three percent and three percent of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of MuleSoft, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)2, and our report dated March 8, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Redwood City, California
March 8, 2019

salesforce.com, inc.
Consolidated Balance Sheets
(in millions)

	January 31, 2019	January 31, 2018 (as adjusted)
Assets
Current assets:
Cash and cash equivalents	$2,669	$2,543
Marketable securities	1,673	1,978
Accounts receivable, net of allowance for doubtful accounts of $22 and $21 at January 31, 2019 and 2018, respectively	4,924	3,921
Costs capitalized to obtain revenue contracts, net	788	671
Prepaid expenses and other current assets	629	471
Total current assets	10,683	9,584
Property and equipment, net	2,051	1,947
Costs capitalized to obtain revenue contracts, noncurrent, net	1,232	1,105
Capitalized software, net	152	146
Strategic investments	1,302	677
Goodwill	12,851	7,314
Intangible assets acquired through business combinations, net	1,923	827
Other assets, net	543	384
Total assets	$30,737	$21,984
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$165	$76
Accrued compensation	1,167	1,001
Accrued expenses and other liabilities	1,356	970
Unearned revenue	8,564	6,995
Current portion of debt	3	1,025
Total current liabilities	11,255	10,067
Noncurrent debt	3,173	695
Other noncurrent liabilities	704	846
Total liabilities	15,132	11,608
Commitments and contingencies (See Notes 13 and 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized and none issued and outstanding	0	0
Common stock, $0.001 par value; 1,600 shares authorized, 770 and 730 issued and outstanding at January 31, 2019 and 2018, respectively	1	1
Additional paid-in capital	13,927	9,752
Accumulated other comprehensive loss	(58)	(12)
Retained earnings	1,735	635
Total stockholders’ equity	15,605	10,376
Total liabilities and stockholders’ equity	$30,737	$21,984

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Operations
(in millions, except per share data)

4	Fiscal Year Ended January 31,
	2019	2018 (as adjusted)	2017 (as adjusted)
Revenues:
Subscription and support	$12,413	$9,766	$7,799
Professional services and other	869	774	638
Total revenues	13,282	10,540	8,437
Cost of revenues (1)(2):
Subscription and support	2,604	2,033	1,617
Professional services and other	847	740	617
Total cost of revenues	3,451	2,773	2,234
Gross profit	9,831	7,767	6,203
Operating expenses (1)(2):
Research and development	1,886	1,553	1,208
Marketing and sales	6,064	4,671	3,811
General and administrative	1,346	1,089	966
Total operating expenses	9,296	7,313	5,985
Income from operations	535	454	218
Investment income	57	36	27
Interest expense	(154)	(87)	(89)
Gains on strategic investments, net	542	19	31
Other income (expense)	3	(2)	(8)
Income before benefit from (provision for) income taxes	983	420	179
Benefit from (provision for) income taxes (3)	127	(60)	144
Net income	$1,110	$360	$323
Basic net income per share	$1.48	$0.50	$0.47
Diluted net income per share	$1.43	$0.49	$0.46
Shares used in computing basic net income per share	751	715	688
Shares used in computing diluted net income per share	775	735	700
_______________

(1)	Amounts include amortization of intangible assets acquired through business combinations, as follows:

	Fiscal Year Ended January 31,
	2019	2018	2017
Cost of revenues	$215	$166	$128
Marketing and sales	232	121	98

(2)	Amounts include stock-based expense, as follows:

	Fiscal Year Ended January 31,
	2019	2018	2017
Cost of revenues	$161	$130	$107
Research and development	307	260	188
Marketing and sales	643	469	389
General and administrative	172	138	136

(3)
Amounts include a benefit related to the partial release of the valuation allowance of $612 million, $2 million and $226 million for fiscal 2019, 2018 and 2017, respectively. The fiscal 2019 benefit was partially offset by an increase in unrecognized tax benefits.

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Comprehensive Income
(in millions)

4	Fiscal Year Ended January 31,
	2019	2018 (as adjusted)		2017 (as adjusted)
Net income	$1,110	$360	*	$323 *
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation and other gains (losses)	(26)	77	*	(53)*
Unrealized gains (losses) on marketable securities and strategic investments	(12)	(4)		14
Other comprehensive income (loss), before tax	(38)	73		(39)
Tax effect	(1)	1		3
Other comprehensive income (loss), net	(39)	74		(36)
Comprehensive income	$1,071	$434		$287
*Prior period information has been adjusted for Topic 606.

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Stockholders’ Equity
(in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings / (Accumulated Deficit)		Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2016	671	$1	$5,705	$(50)	$(653)		$5,003
Cumulative effect of accounting changes	0	0	0	0	596		596
Common stock issued	16	0	327	0	0		327
Shares issued related to business combinations, net	20	0	1,192	0	0		1,192
Stock-based expenses	0	0	816	0	0		816
Other comprehensive loss, net of tax	0	0	0	(36)	0		(36)
Excess tax benefits cumulative-effect adjustment	0	0	0	0	9		9
Net income	0	0	0	0	323	*	323
Balance at January 31, 2017	707	$1	$8,040	$(86)	$275		$8,230
Common stock issued	23	0	709	0	0		709
Shares issued related to business combinations, net	0	0	12	0	0		12
Temporary equity reclassification related to convertible notes	0	0	(4)	0	0		(4)
Stock-based expenses	0	0	995	0	0		995
Other comprehensive income, net of tax	0	0	0	74	0		74
Net income	0	0	0	0	360	*	360
Balance at January 31, 2018	730	$1	$9,752	$(12)	$635		$10,376
Cumulative effect of accounting changes	0	0	0	(7)	(10)		(17)
Common stock issued	21	0	695	0	0		695
Shares issued related to business combinations, net	13	0	2,195	0	0		2,195
Settlement of convertible notes and warrants	6	0	4	0	0		4
Stock-based expenses	0	0	1,281	0	0		1,281
Other comprehensive loss, net of tax	0	0	0	(39)	0		(39)
Net income	0	0	0	0	1,110		1,110
Balance at January 31, 2019	770	$1	$13,927	$(58)	$1,735		$15,605

*Prior period information has been adjusted for Topic 606.

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Cash Flows
(in millions)

4	Fiscal Year Ended January 31,
	2019	2018 (as adjusted)	2017 (as adjusted)
Operating activities:
Net income	$1,110	$360	$323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	962	753	632
Amortization of debt discount and issuance costs	20	31	31
Amortization of costs capitalized to obtain revenue contracts, net	737	592	470
Expenses related to employee stock plans	1,283	997	820
Gains on strategic investments, net	(542)	(19)	(31)
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	(923)	(719)	(633)
Costs capitalized to obtain revenue contracts, net	(981)	(1,156)	(693)
Prepaid expenses and other current assets and other assets	(58)	18	(47)
Accounts payable	74	(39)	35
Accrued expenses and other liabilities	213	392	69
Unearned revenue	1,503	1,528	1,186
Net cash provided by operating activities	3,398	2,738	2,162
Investing activities:
Business combinations, net of cash acquired	(5,115)	(25)	(3,193)
Purchases of strategic investments	(362)	(216)	(110)
Sales of strategic investments	260	131	80
Purchases of marketable securities	(1,068)	(2,003)	(1,070)
Sales of marketable securities	1,426	558	2,005
Maturities of marketable securities	146	78	68
Capital expenditures	(595)	(534)	(464)
Net cash used in investing activities	(5,308)	(2,011)	(2,684)
Financing activities:
Proceeds from issuance of debt, net	2,966	0	1,245
Proceeds from employee stock plans	704	650	401
Principal payments on capital lease obligations	(131)	(106)	(98)
Repayments of debt	(1,529)	(323)	(550)
Net cash provided by financing activities	2,010	221	998
Effect of exchange rate changes	26	(12)	(27)
Net increase in cash and cash equivalents	126	936	449
Cash and cash equivalents, beginning of period	2,543	1,607	1,158
Cash and cash equivalents, end of period	$2,669	$2,543	$1,607

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in millions)

	Fiscal Year Ended January 31,
	2019	2018	2017
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$94	$40	$55
Income taxes, net of tax refunds	$83	$53	$36
Non-cash investing and financing activities:
Fair value of equity awards assumed	$480	$0	$103
Fair value of common stock issued as consideration for business combinations	$1,715	$12	$1,089

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
The Company's core mission is to empower its customers to connect with their customers in entirely new ways through cloud, mobile, social, Internet of Things (“IoT”) and artificial intelligence ("AI") technologies.
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
Significant estimates and assumptions made by management include the determination of:

•	the standalone selling price (SSP) of performance obligations for contracts with multiple performance obligations;

•	the estimate of variable consideration as part of the adoption of Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”);

•	the fair value of assets acquired and liabilities assumed for business combinations;

•	the recognition, measurement and valuation of current and deferred income taxes;

•	the average period of benefit associated with costs capitalized to obtain revenue contracts;

•	the fair value of certain stock awards issued;

•	the useful lives of intangible assets; and

•	the valuation of privately-held strategic investments.
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
Segments
The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and assess performance. Over the past few years, the Company has completed a number of acquisitions. These acquisitions have allowed the Company to expand its offerings, presence and reach in various market segments of the enterprise cloud computing market. While the Company has offerings in multiple enterprise cloud computing market segments, including as a result of the Company's acquisitions, the Company’s business operates in one operating segment because the Company's offerings operate on its single Customer Success Platform and most of the Company's products are deployed in an identical way, and the Company’s chief operating decision makers evaluate the Company’s financial information and resources and assess the performance of these resources on a consolidated basis. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.

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
No single customer accounted for more than five percent of accounts receivable at January 31, 2019 and January 31, 2018. No single customer accounted for five percent or more of total revenue during fiscal 2019, 2018 and 2017. As of January 31, 2019 and January 31, 2018, assets located outside the Americas were 14 percent and 17 percent of total assets, respectively. As of January 31, 2019 and January 31, 2018, assets located in the United States were 84 percent and 81 percent of total assets, respectively.
Revenue Recognition
Adoption of Topic 606
Effective at the start of fiscal 2019, the Company adopted the provisions and expanded disclosure requirements described in ASU 2014-09 also referred to as Topic 606. The Company adopted the standard using the full retrospective method. Accordingly, the results for the prior comparable periods were adjusted to conform to the current period measurement and recognition of results.
The impact of Topic 606 on reported revenue results was not material. Topic 606, however, modified the Company’s revenue recognition policy in the following ways:

•
Removal of the limitation on contingent revenue, which can result in the subscription and support revenue for certain multi-year customer contracts being recognized earlier in the duration of the contract term;

•	More allocation of subscription and support revenues across the Company’s cloud service offerings and to professional services revenue; and

•
Inclusion of an estimate of variable consideration, such as overage fees, in the total transaction price, which results in the estimated fees being recognized ratably over the contract term, further resulting in the recognition of subscription and support revenues before the actual variable consideration occurs.

The Company used the following transitional practical expedients in the adoption of Topic 606:

•	The Company has not disclosed the remaining performance obligation (formerly, remaining transaction price) for all of the reporting periods prior to the first quarter of fiscal 2019; and

•	Contracts modified before fiscal 2017 were reflected using the retrospective method.
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
Since the May 2018 acquisition of MuleSoft, subscription and support revenues also includes software licenses. These licenses for on-premises software provide the customer with a right to use the software as it exists when made available. Customers purchase these licenses through a subscription. Revenues from distinct licenses are generally recognized upfront when the software is made available to the customer. In cases where the Company allocates revenue to software updates and support, primarily because the updates are provided at no additional charge, such revenue is recognized as the updates are provided, which is generally ratably over the contract term.
The Company typically invoices its customers annually. Typical payment terms provide that customers pay within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in unearned revenue or revenue, depending on whether transfer of control to customers has occurred.
Professional Services and Other Revenues
The Company’s professional services contracts are either on a time and materials, fixed fee or subscription basis. These revenues are recognized as the services are rendered for time and materials contracts, on a proportional performance basis for fixed price contracts and ratably over the contract term for subscription professional services contracts. Training revenues are recognized as the services are performed.
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
Cloud Services and software licenses are distinct as such offerings are often sold separately. In determining whether professional services are distinct, the Company considers the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the subscription start date and the contractual dependence of the service on the customer’s satisfaction with the professional services work. To date, the Company has concluded that all of the professional services included in contracts with multiple performance obligations are distinct.
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
Costs Capitalized to Obtain Revenue Contracts
As part of its adoption of ASU 2014-09, the Company capitalizes incremental costs of obtaining a non-cancelable subscription and support revenue contract. The provisions of ASU 2014-09 are significantly different than the Company's previous accounting for deferred commissions. The new guidance results in the capitalization of significantly more costs and longer amortization lives. Under the prior accounting guidance, the Company only capitalized sales commissions that had a direct and incremental relationship to a specific new revenue contract and amortized the capitalized amounts over the initial contract period, which was typically 12 to 36 months.
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
Amortization of capitalized costs to obtain revenue contracts is included in marketing and sales expense in the accompanying consolidated statements of operations.
During fiscal 2019, the Company capitalized $1.0 billion of costs to obtain revenue contracts and amortized $0.7 billion to marketing and sales expense. During the same period a year ago, the Company capitalized $1.2 billion of costs to obtain revenue contracts and amortized $0.6 billion to marketing and sales expense. Costs capitalized to obtain a revenue contract, net on the Company's consolidated balance sheets totaled $2.0 billion at January 31, 2019 and $1.8 billion at January 31, 2018. There were no impairments of costs to obtain revenue contracts in fiscal 2019, 2018 and 2017.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value.
Marketable Securities
The Company considers all of its marketable debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the consolidated balance sheets. Securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the consolidated statements of comprehensive income until realized. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Declines in fair value judged to be other-than-temporary on securities available for sale are included as a reduction to investment income. To determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value and its intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. For the purposes of computing realized and unrealized gains and losses, the cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is included as a component of investment income.
Strategic Investments
The Company holds strategic investments in publicly held equity securities and privately held debt and equity securities in which the Company does not have a controlling interest or significant influence. Publicly held equity securities are measured using quoted prices in their respective active markets with changes recorded through gains (losses) on strategic investments, net on the consolidated statement of operations. Privately held equity securities without a readily determinable fair value are recorded at cost and adjusted for impairments and observable price changes with a same or similar security from the same issuer and are recorded through gains (losses) on strategic investments, net on the consolidated statement of operations. Privately held debt securities are recorded at fair value with changes in fair value recorded through accumulated other comprehensive income on the consolidated balance sheet. If, based on the terms of these publicly traded and privately held securities, the Company determines that the Company exercises significant influence on the entity to which these securities relate, the Company will apply the equity method of accounting for such investments.
Privately held debt and equity securities are valued using significant unobservable inputs or data in an inactive market and the valuation requires the Company's judgment due to the absence of market prices and inherent lack of liquidity. The carrying value is not adjusted for the Company's privately held equity securities if there are no observable price changes in a same or similar security from the same issuer or if there are no identified events or changes in circumstances that may indicate impairment, as discussed below. In determining the estimated fair value of its strategic investments in privately held companies, the Company utilizes the most recent data available to the Company. Valuations of privately held companies are inherently complex due to the lack of readily available market data. In addition, the determination of whether an orderly transaction is for a same or similar investment requires significant management judgment including the nature of rights and obligations of the investments, the extent to which differences in those rights and obligations would affect the fair values of those investments, and the impact of any differences based on the stage of operational development of the investee.
The Company assesses its privately held debt and equity securities strategic investment portfolio at least quarterly for impairment. The Company’s impairment analysis encompasses an assessment of the severity and duration of the impairment and qualitative and quantitative analysis of other key factors including the investee’s financial metrics, the investee’s products and technologies meeting or exceeding predefined milestones, market acceptance of the product or technology, other competitive products or technology in the market, general market conditions, management and governance structure of the investee, the investee’s liquidity, debt ratios and the rate at which the investee is using its cash. If the investment is considered to be impaired, the Company recognizes an impairment through the consolidated statement of operations and establishes a new carrying value for the investment.
Prior to fiscal 2019, investments in publicly held equity securities were classified as available-for-sale and measured and recorded at fair value with unrealized changes in fair value recorded through other comprehensive income. Prior to fiscal 2019, investments in privately held equity securities in which the Company did not have a controlling interest or significant influence were accounted for using the cost method of accounting, measured at cost less other-than-temporary impairment.
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk. The Company uses forward currency derivative contracts to minimize the Company’s exposure to balances primarily denominated in the Euro, British Pound Sterling, Japanese Yen, Canadian Dollar and Australian Dollar. The Company’s foreign currency derivative contracts, which are not designated as hedging instruments, are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. As of January 31, 2019 and January 31, 2018, the outstanding foreign currency derivative contracts were recorded at fair value on the consolidated balance sheets.
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
Fair Value Measurement
The Company measures its cash and cash equivalents, marketable securities and foreign currency derivative contracts at fair value. In addition, the Company measures its strategic investments, including its publicly held equity securities, privately held debt securities and privately held equity securities for which there has been an observable price change in a same or similar security, at fair value. The additional disclosures regarding the Company’s fair value measurements are included in Note 5 “Fair Value Measurement.”

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
There were no material impairments of capitalized software, intangible assets, long-lived assets or goodwill during fiscal 2019, 2018 and 2017.
Business Combinations
The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. The Company continues to collect information and reevaluates these estimates and assumptions quarterly and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statement of operations.
In the event the Company acquires an entity with which the Company has a preexisting relationship, the Company will recognize a gain or loss to settle that relationship as of the acquisition date, which is recorded in net gains (losses) on strategic investments within the consolidated statements of operations. In the event that the Company acquires an entity in which the Company previously held a strategic investment, the difference between the fair value of the shares as of the date of the acquisition and the carrying value of the strategic investment is recorded as a gain or loss and recorded within net gains (losses) on strategic investments in the consolidated statement of operations.

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
The Company additionally has entered into subleases for unoccupied leased office space. To the extent there are losses associated with the sublease, they are recognized in the period the sublease is executed. Any sublease payments received in excess of the straight-line rent payments for the sublease are recorded as an offset to rent expense and recognized over the sublease life.
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
Advertising Expenses
Advertising is expensed as incurred. Advertising expense was $482 million, $373 million and $350 million for fiscal 2019, 2018 and 2017, respectively.
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
Foreign Currency Translation
The functional currency of the Company’s major foreign subsidiaries is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on the consolidated statement of comprehensive income. Foreign currency transaction gains and losses are included in other income in the consolidated statement of operations for the period. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.
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
The adoption of ASU 2014-09 impacted the Company's previously reported results as follows (in millions, except per share data):

	Fiscal Year Ended January 31, 2018			Fiscal Year Ended January 31, 2017
	As reported	Change	As adjusted	As reported	Change	As adjusted
Total revenues	$10,480	$60	$10,540	$8,392	$45	$8,437
Marketing and sales	4,829	(158)	4,671	3,918	(107)	3,811
Benefit from (provision for) income taxes	(75)	15	(60)	155	(11)	144
Net income	$127	$233	$360	$180	$143	$323
Diluted net income per share	$0.17	$0.32	$0.49	$0.26	$0.20	$0.46
The number of shares utilized to calculate the fiscal 2018 and 2017 diluted net income per share was 735 million and 700 million, respectively.
The adoption of ASU 2014-09 impacted the Company's previously reported financial position as of January 31, 2018 as follows (in millions):

	As reported	Change	As adjusted
Accounts receivable, net	$3,918	$3	$3,921
Costs capitalized to obtain revenue contracts, net	461	210	671
Prepaid expenses and other current assets	390	81	471
Costs capitalized to obtain revenue contracts, noncurrent, net	413	692	1,105
Other assets, net	396	(12)	384
Accrued compensation	961	40	1,001
Accrued expenses and other liabilities	973	(3)	970
Unearned revenue	7,095	(100)	6,995
Other noncurrent liabilities	796	50	846
Stockholders’ equity	9,389	987	10,376
ASU 2016-01
In January 2016, the FASB issued ASU 2016-01, which requires entities to measure equity instruments at fair value and recognize any changes in fair value within the statement of operations. The Company adopted ASU 2016-01 in the first quarter of fiscal 2019 on a prospective basis for privately held equity securities and a modified retrospective basis for publicly held equity investments. Upon adoption of ASU 2016-01, the Company reclassified approximately $13 million of unrealized gains related to its publicly traded equity investments and approximately $6 million reflecting the tax impact, from accumulated other comprehensive loss on the balance sheet to retained earnings. For fiscal 2019, the Company recorded net unrealized gains of $464 million, which excludes recognized gains on the sale of investments of $78 million, in the consolidated statement of operations, and the Company anticipates additional volatility to the Company's statements of operations in future periods, due to changes in market prices of the Company's investments in publicly held equity investments and the valuation and timing of observable price changes and impairments of its investments in privately held securities.
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
Accounting Pronouncements Pending Adoption
ASU 2016-02
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which requires lessees to record most leases on their balance sheet but recognize the expenses on their statement of operations in a manner similar to current accounting guidance "Leases (Topic 840)". ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. ASU 2016-02 will be effective for fiscal 2020, including interim periods within that reporting period.
Upon adoption of ASU 2016-02 the Company plans to elect the package of practical expedients and not reassess prior conclusions on whether contracts are or contain a lease, lease classification, and initial direct costs. In addition, the Company plans to adopt the lessee practical expedient to combine lease and non-lease components for all asset classes. The Company expects to make a policy election to not recognize right-of-use assets or lease liabilities for short term leases of all asset classes. The Company does not plan to elect the practical expedient to use hindsight when determining lease term.
ASC 2016-02 will have a material impact on the Company’s consolidated balance sheet. Leases currently designated as operating leases in Note 13, “Commitments,” will be reported on the consolidated balance sheet upon adoption at their net present value, which will increase total assets and liabilities. In addition, the financing obligation and building asset associated with the Company's leased facility at 350 Mission Street will be derecognized upon adoption of ASC 2016-02 and the lease will be accounted for as a finance type lease, which will result in the recognition of a right of use asset and a lease liability. ASU 2016-02 is not expected to have a material impact to the Company’s consolidated statement of operations or net cash provided by operating activities. In addition, the Company does not expect any impact to the Company’s debt covenants. In preparation for adoption of the standard, the Company is in the process of implementing key systems, processes and internal controls to enable the preparation of financial information.
In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) Targeted Improvements" ("ASU 2018-11"), which allows for the adoption of ASU 2016-02 to be applied at the beginning of the year of adoption, as opposed to at the beginning of the earliest year presented in the financial statements. The Company will adopt the transitional provisions allowed under

ASU 2018-11 and as such, the consolidated balance sheets and statements of operations for prior periods will not be comparable in the year of adoption of ASU 2016-02.
ASU 2016-13
In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13) "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, which includes the Company's accounts receivables, certain financial instruments and contract assets. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. The Company is evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements in order to adopt the new standard in the first quarter of fiscal 2021.
ASU 2018-15
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
Reclassifications
Certain reclassifications to fiscal 2018 and 2017 balances were made to conform to the current period presentation in the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows. These reclassifications did not affect total revenues, operating income or net income.
2. Revenues
Disaggregation of Revenue
Subscription and Support Revenue by the Company's core service offerings
Subscription and support revenues consisted of the following (in millions):

	Fiscal Year Ended January 31,
	2019	2018	2017
Sales Cloud	$4,040	$3,588	$3,076
Service Cloud	3,621	2,883	2,343
Salesforce Platform and Other	2,854	1,913	1,433
Marketing and Commerce Cloud	1,898	1,382	947
	$12,413	$9,766	$7,799
Total Revenue by Geographic Locations
Revenues by geographical region consisted of the following (in millions):

	Fiscal Year Ended January 31,
	2019	2018	2017
Americas	$9,445	$7,621	$6,259
Europe	2,553	1,916	1,383
Asia Pacific	1,284	1,003	795
	$13,282	$10,540	$8,437
Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 96 percent during fiscal

2019, 2018, and 2017, respectively. No other country represented more than ten percent of total revenue during fiscal 2019, 2018 and 2017.
Contract Balances
Contract Asset
As described in Note 1, subscription and support revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract. License revenue is recognized as the licenses are delivered. Under Topic 606, the timing and amount of revenue recognition may differ in certain situations from the revenue recognized under previous accounting guidance that limited subscription and support revenue to the customer invoice amount for the period of service (collectively billings). Under Topic 606, the Company records a contract asset when revenue recognized on a contract exceeds the billings and unearned revenue when the billings on a contract exceed the revenue recognized. The Company's standard billing terms are annual in advance. Contract assets were $215 million as of January 31, 2019 as compared to $81 million as of January 31, 2018. Approximately $122 million of contract assets were acquired in connection with the May 2018 MuleSoft acquisition. Impairments of contract assets were immaterial in fiscal 2019, 2018 and 2017.
Unearned Revenue
The concept of unearned revenue under Topic 606 is substantially similar to deferred revenue under previous accounting guidance, except for the removal of the limitation on contingent revenue. The unearned revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Unearned revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services, including software licenses, described above and is recognized as revenue when transfer of control to customers has occurred. The Company generally invoices customers in annual installments. The unearned revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration, invoice timing, dollar size and new business linearity within the quarter.
The changes in unearned revenue were as follows (in millions):

Fiscal Year Ended January 31, 2019
Unearned revenue, beginning of period	$6,995
Billings and other*	14,770
Contribution from contract asset	13
Revenue recognized ratably over time	(12,426)
Revenue recognized over time as delivered	(629)
Revenue recognized at a point in time	(227)
Unearned revenue from business combinations	68
Unearned revenue, end of period	$8,564
*Other includes, for example, the impact of foreign currency translation
Revenue recognized ratably over time is generally billed in advance and includes Cloud Services, the related support and advisory services.
Revenue recognized over time as delivered includes professional services billed on a time and material basis, fixed fee professional services and training classes that are primarily billed, delivered and recognized within the same reporting period.
Revenue recognized at a point in time substantially includes the portion of software subscriptions allocated to the on-premise software element, which either resulted in smaller unearned revenue or a contract asset.
Approximately 52 percent of revenue recognized in fiscal 2019 is from the unearned revenue balance as of January 31, 2018.
Remaining Performance Obligation
Topic 606 also introduced the concept of the transaction price allocated to the remaining performance obligations, referred to by the Company as remaining performance obligation, which is different than unbilled deferred revenue under previous accounting guidance. Transaction price allocated to the remaining performance obligation represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price allocated to the remaining performance obligation is influenced by several factors, including seasonality, the timing of renewals, average contract terms and foreign currency exchange rates. Unbilled portions of the remaining performance obligation denominated in foreign currencies are revalued each period based on the period end exchange rates.
The Company applied the practical expedient in accordance with Topic 606 to exclude amounts related to performance obligation that are billed and recognized as they are delivered. This primarily consists of professional services contracts that are on a time-and-material basis.
The majority of the Company's noncurrent remaining performance obligation will be recognized in the next 13 to 36 months.
Remaining performance obligation consisted of the following (in billions):

	Current	Noncurrent	Total
As of January 31, 2019*	$11.9	$13.8	$25.7
*Includes $450 million of remaining performance obligation related to the MuleSoft acquisition, including contracts executed subsequent to acquisition.
3. Investments
Marketable Securities
At January 31, 2019, marketable securities consisted of the following (in millions):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$1,027	$0	$(8)	$1,019
U.S. treasury securities	89	0	(1)	88
Mortgage backed obligations	79	0	(1)	78
Asset backed securities	245	0	(1)	244
Municipal securities	104	0	0	104
Foreign government obligations	58	0	(1)	57
U.S. agency obligations	4	0	0	4
Time deposits	4	0	0	4
Covered bonds	75	0	0	75
Total marketable securities	$1,685	$0	$(12)	$1,673
At January 31, 2018, marketable securities consisted of the following (in millions):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$1,223	$1	$(7)	$1,217
U.S. treasury securities	196	0	(2)	194
Mortgage backed obligations	100	0	(1)	99
Asset backed securities	251	0	(1)	250
Municipal securities	53	0	(1)	52
Foreign government obligations	87	0	(1)	86
U.S. agency obligations	19	0	0	19
Commercial paper	11	0	0	11
Covered bonds	51	0	(1)	50
Total marketable securities	$1,991	$1	$(14)	$1,978

The contractual maturities of the investments classified as marketable securities are as follows (in millions):

	As of
	January 31, 2019	January 31, 2018
Due within 1 year	$482	$395
Due in 1 year through 5 years	1,189	1,579
Due in 5 years through 10 years	2	4
	$1,673	$1,978
As of January 31, 2019, the following marketable securities were in an unrealized loss position (in millions):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$392	$(2)	$457	$(6)	$849	$(8)
U.S. treasury securities	0	0	71	(1)	71	(1)
Mortgage backed obligations	0	0	58	(1)	58	(1)
Asset backed securities	0	0	112	(1)	112	(1)
Foreign government obligations	0	0	49	(1)	49	(1)
	$392	$(2)	$747	$(10)	$1,139	$(12)
The unrealized losses for each of the fixed rate marketable securities were less than $1 million. The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of January 31, 2019, such as the Company's intent to hold the investment and whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment's amortized basis. The Company expects to receive the full principal and interest on all of these marketable securities.
Investment Income
Investment income consists of interest income, realized gains and realized losses on the Company’s cash, cash equivalents and marketable securities. The components of investment income are presented below (in millions):

	Fiscal Year Ended January 31,
	2019	2018	2017
Interest income	$61	$37	$22
Realized gains	1	1	8
Realized losses	(5)	(2)	(3)
Investment income	$57	$36	$27
Strategic Investments
Strategic investments by form and measurement category as of January 31, 2019 were as follows (in millions):

	Measurement Category
	Fair Value (1)	Measurement Alternative	Other (2)	Total
Equity securities	$436	$785	$50	$1,271
Debt securities	0	0	31	31
Balance as of January 31, 2019	$436	$785	$81	$1,302
(1) Equity securities under fair value represents the carrying value of strategic investments in publicly held equity securities.
(2) Other includes the Company's investments accounted for under the equity method of accounting or amortized cost.

Measurement Alternative Adjustments
Privately held equity securities accounted for under the measurement alternative as of January 31, 2019 were as follows (in millions):

Fiscal Year Ended January 31, 2019
Carrying amount, beginning of period	$548
Adjustments related to privately held equity securities:
Net additions	95
Impairments and downward adjustments	(32)
Upward adjustments	174
Carrying amount, end of period	$785
Gains (losses) on strategic investments, net
Gains and losses recognized in fiscal 2019, 2018 and 2017 were as follows (in millions):

4	Fiscal Year Ended January 31,
	2019	2018	2017
Net gains recognized on publicly traded securities	$345	$0	$0
Net gains recognized on privately held securities	133	19	31
Net gains recognized on sales of equity securities	74	0	0
Net losses recognized on debt securities	(10)	0	0
Gains on strategic investments, net	$542	$19	$31
Net gains recognized in fiscal 2019 for investments still held as of January 31, 2019 were $464 million. This excludes recognized gains on the sale of our equity and debt securities for fiscal 2019 of $78 million.
In fiscal 2019 the Company adopted ASU 2016-01 which requires all fair value adjustments of its publicly traded and privately held equity investments to be recorded through the statement of operations. Prior to fiscal 2019, publicly held equity securities were recorded at fair value with unrealized changes in fair value recorded through other comprehensive income. Investments in privately held equity securities in which the Company did not have a controlling interest or significant influence were accounted for using the cost method of accounting, measured at cost less other-than-temporary impairment.
4. Derivatives
Details on outstanding foreign currency derivative contracts are presented below (in millions):

	As of
	January 31, 2019	January 31, 2018
Notional amount of foreign currency derivative contracts	$4,496	$1,871
Fair value of foreign currency derivative contracts	25	12
The fair value of the Company’s outstanding derivative instruments not designated as hedging instruments are summarized below (in millions):

		As of
	Balance Sheet Location	January 31, 2019	January 31, 2018
Foreign currency derivative contracts	Prepaid expenses and other current assets	$42	$18
Gains (losses) on derivative instruments not designated as hedging instruments recorded in other income in the consolidated statements of operations during fiscal 2019, 2018 and 2017, respectively, are summarized below (in millions):

	Fiscal Year Ended January 31,
	2019	2018	2017
Foreign currency derivative contracts	$34	$15	$(86)

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
The following table presents information about the Company’s assets that are measured at fair value as of January 31, 2019 and indicates the fair value hierarchy of the valuation (in millions):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of January 31, 2019
Cash equivalents (1):
Time deposits	$0	$314	$0	$314
Money market mutual funds	1,234	0	0	1,234
Marketable securities:
Corporate notes and obligations	0	1,019	0	1,019
U.S. treasury securities	0	88	0	88
Mortgage backed obligations	0	78	0	78
Asset backed securities	0	244	0	244
Municipal securities	0	104	0	104
Foreign government obligations	0	57	0	57
U.S. agency obligations	0	4	0	4
Time deposits	0	4	0	4
Covered bonds	0	75	0	75
Strategic investments:
Publicly held equity securities	436	0	0	436
Foreign currency derivative contracts (2)	0	42	0	42
Total assets	$1,670	$2,029	$0	$3,699
___________
(1)Included in “cash and cash equivalents” in the accompanying consolidated balance sheet as of January 31, 2019, in addition to $1.1 billion of cash.
(2)Included in “prepaid expenses and other current assets” in the accompanying consolidated balance sheet as of January 31, 2019.

The following table presents information about the Company’s assets that are measured at fair value as of January 31, 2018 and indicates the fair value hierarchy of the valuation (in millions):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of January 31, 2018
Cash equivalents (1):
Time deposits	$0	$543	$0	$543
Money market mutual funds	1,389	0	0	1,389
Marketable securities:
Corporate notes and obligations	0	1,217	0	1,217
U.S. treasury securities	0	194	0	194
Mortgage backed obligations	0	99	0	99
Asset backed securities	0	250	0	250
Municipal securities	0	52	0	52
Foreign government obligations	0	86	0	86
U.S. agency obligations	0	19	0	19
Commercial paper	0	11	0	11
Covered bonds	0	50	0	50
Strategic investments:
Publicly held equity securities	24	0	0	24
Foreign currency derivative contracts (2)	0	18	0	18
Total assets	$1,413	$2,539	$0	$3,952
______________
(1)Included in “cash and cash equivalents” in the accompanying consolidated balance sheet as of January 31, 2018, in addition to $611 million of cash.
(2)Included in “prepaid expenses and other current assets” in the accompanying consolidated balance sheet as of January 31, 2018.
Strategic investments measured and record at fair value on a non-recurring basis
The Company's privately held debt and equity securities and equity method investments are recorded at fair value only if an impairment or observable price adjustment is recognized in the current period. If an impairment or observable price adjustment is recognized on the Company's non-marketable equity securities during the period, the Company classifies these assets as Level 3 within the fair value hierarchy based on the nature of the fair value inputs.
The Company classified privately held debt and equity securities and equity method investments as Level 3. The Company's privately held debt and equity securities and equity method investments amounted to $866 million as of January 31, 2019 and $653 million as of January 31, 2018.

6. Property and Equipment
Property and Equipment
Property and equipment, net consisted of the following (in millions):

	As of
	January 31, 2019	January 31, 2018
Land	$184	$184
Buildings and building improvements	629	626
Computers, equipment and software	1,735	1,629
Furniture and fixtures	188	139
Leasehold improvements	1,098	825
Property and equipment, gross	3,834	3,403
Less accumulated depreciation and amortization	(1,783)	(1,456)
Property and equipment, net	$2,051	$1,947
Depreciation and amortization expense totaled $411 million, $373 million and $323 million during fiscal 2019, 2018 and 2017 respectively.
Computers, equipment and software at January 31, 2019 and January 31, 2018 included a total of $671 million and $709 million acquired under capital lease agreements, respectively. Accumulated amortization relating to computers, equipment and software acquired under capital leases totaled $480 million and $450 million, respectively, at January 31, 2019 and January 31, 2018. Amortization of assets acquired under capital leases is included in depreciation and amortization expense.
7. Business Combinations
Fiscal Year 2019
Datorama
In August 2018, the Company acquired all outstanding stock of Datorama, Inc. ("Datorama"), which provides a platform for enterprises, agencies and publishers to integrate data across marketing channels and data sources. The Company has included the financial results of Datorama, which are not material, in the consolidated financial statements from the date of acquisition. The transaction costs associated with the acquisition were approximately $3 million and recorded in general and administrative expense. The acquisition date fair value of the consideration transferred for Datorama was approximately $766 million, which consisted of the following (in millions):

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
MuleSoft
In May 2018, the Company acquired all outstanding stock of MuleSoft, which provides a platform for building application networks that connect enterprise apps, data and devices, across any cloud and on-premise solution. The Company has included the financial results of MuleSoft in the consolidated financial statements from the date of acquisition. The transaction costs associated with the acquisition were approximately $24 million and were recorded in general and administrative expense. The acquisition date fair value of the consideration transferred for MuleSoft was approximately $6.4 billion, which consisted of the following (in millions):

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
The amounts of revenue and pretax loss of MuleSoft included in the Company’s consolidated statement of operations from the acquisition date in May 2018 through January 31, 2019 are as follows (in millions):

Total revenues	$431
Pretax loss	(286)

The following pro forma financial information summarizes the combined results of operations for the Company and MuleSoft, as though the companies were combined as of the beginning of the Company’s fiscal 2018.
The unaudited pro forma financial information was as follows (in millions):

	Fiscal Year Ended January 31,
	2019	2018
Total revenues	$13,366	$10,875
Pretax income (loss)	1,012	(85)
Net income (loss)	987	(45)
The pro forma financial information for all periods presented above has been calculated after adjusting the results of MuleSoft to reflect the business combination accounting effects resulting from this acquisition, including the amortization of fair value adjustments to unearned revenue, the amortization expense from acquired intangible assets and the stock-based compensation expense for unvested stock options and restricted stock awards assumed as well as the interest expense associated with the Company's issuance of debt prior to the acquisition as though the acquisition occurred as of the beginning of the Company’s fiscal year 2018. The historical consolidated financial statements have been adjusted in the pro forma combined financial statements to give effect to pro forma events that are directly attributable to the business combination and factually supportable. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the Company’s fiscal 2018.
The pro forma financial information for fiscal 2019 and 2018 combines the historical results of the Company for fiscal 2019 and 2018, the adjusted historical results of MuleSoft for fiscal 2019 and 2018, due to differences in reporting periods and considering the date the Company acquired MuleSoft, and the effects of the pro forma adjustments listed above. Prior to being acquired, MuleSoft's fiscal year concluded on December 31. Net income for fiscal 2018 above includes a discrete tax benefit of $136 million, resulting from a partial release of valuation allowance in connection with the acquisition. The net deferred tax liability from the acquisition of MuleSoft provided a source of additional income to support the realizability of the Company's pre-existing deferred tax assets. The deferred tax liability considered the 21 percent corporate tax rate enacted by the Tax Act.
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
The acquisition date fair value of the consideration transferred for CloudCraze was approximately $190 million, which consisted of cash and the fair value of stock options and restricted stock awards assumed. The Company recorded approximately $58 million for developed technology and customer relationships with estimated useful lives of one to seven years. The Company recorded approximately $134 million of goodwill which is primarily attributed to the assembled workforce and expanded market opportunities from integrating CloudCraze's technology with the Company's other offerings. The goodwill balance is deductible for U.S. income tax purposes. The fair value of current and noncurrent income taxes payable and deferred taxes, may be subject to change as additional information is received and certain tax returns are finalized. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
Fiscal Year 2018
During fiscal 2018, the Company acquired two companies for an aggregate of $38 million in cash and equity, net of cash acquired, and has included the financial results of these companies in its consolidated financial statements from the dates of acquisition. The transactions were not material to the Company and the costs associated with the acquisitions were not material. The Company accounted for the transactions as business combinations. In allocating the purchase consideration based on estimated fair values, the Company recorded $3 million of intangible assets and $35 million of goodwill. The majority of the goodwill balance associated with these business combinations is deductible for U.S. income tax purposes.
Fiscal Year 2017
During fiscal 2017, the Company acquired 13 companies, including the acquisition of Demandware, for an aggregate of $4.4 billion in cash and equity, net of cash acquired, and has included the financial results of these companies in its consolidated financial statements from the dates of acquisition. The costs associated with the acquisitions were not material. The Company accounted for the transactions as business combinations. In allocating the purchase consideration based on estimated fair values, the Company recorded $851 million of intangible assets and $3.4 billion of goodwill. The majority of the goodwill balance associated with these business combinations is not deductible for U.S. income tax purposes.
8. Intangible Assets Acquired Through Business Combinations and Goodwill
Intangible assets acquired through business combinations
Intangible assets acquired through business combinations are as follows (in millions):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Remaining Useful Life (Years)
	Jan 31, 2018	Additions and retirements, net	Jan 31, 2019	Jan 31, 2018	Expense and retirements, net	Jan 31, 2019	Jan 31, 2018	Jan 31, 2019
Acquired developed technology	$1,027	$402	$1,429	$(677)	$(212)	$(889)	$350	$540	2.9
Customer relationships	831	1,107	1,938	(359)	(201)	(560)	472	1,378	6.3
Other (1)	53	(1)	52	(48)	1	(47)	5	5	2.5
Total	$1,911	$1,508	$3,419	$(1,084)	$(412)	$(1,496)	$827	$1,923	5.3
(1)Included in other are trade names, trademarks and territory rights.
Amortization of intangible assets resulting from business combinations for fiscal 2019, 2018 and 2017 was $447 million, $287 million and $226 million, respectively.
The expected future amortization expense for intangible assets as of January 31, 2019 is as follows (in millions):

Fiscal Period:
Fiscal 2020	$472
Fiscal 2021	414
Fiscal 2022	351
Fiscal 2023	211
Fiscal 2024	148
Thereafter	327
Total amortization expense	$1,923
Customer contract assets acquired through business combinations
Customer contract assets resulting from business combinations reflects the fair value of future billings of amounts that are contractually committed by acquired companies' existing customers as of the acquisition date. Customer contract assets are amortized over the corresponding contract terms. Customer contract assets resulting from business combinations at January 31, 2019 and January 31, 2018 were $121 million and $159 million, respectively, which is included in “Other assets” on the consolidated balance sheets.
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter.
The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, were as follows (in millions):

Balance as of January 31, 2017	$7,264
Acquisitions	35
Adjustments of acquisition date fair values, including the effect of foreign currency translation	15
Balance as of January 31, 2018	$7,314
CloudCraze acquisition	134
MuleSoft acquisition	4,816
Datorama acquisition	586
Adjustments of acquisition date fair values, including the effect of foreign currency translation	1
Balance as of January 31, 2019	$12,851

9. Debt
The carrying values of the Company's borrowings were as follows (in millions):

Instrument	Date of issuance	Maturity date	Effective interest rate for fiscal 2019	January 31, 2019	January 31, 2018
2021 Term Loan	May 2018	May 2021	3.05%	$499	$0
2023 Senior Notes	April 2018	April 2023	3.26%	993	0
2028 Senior Notes	April 2018	April 2028	3.70%	1,488	0
2019 Term Loan	July 2016	July 2019	2.96% (1)	0	498
Loan assumed on 50 Fremont	February 2015	June 2023	3.75%	196	199
0.25% Convertible Senior Notes	March 2013	April 2018	2.53% (2)	0	1,023
Total carrying value of debt				3,176	1,720
Less current portion of debt				(3)	(1,025)
Total noncurrent debt				$3,173	$695
(1) The Company repaid the 2019 Term Loan in full in January 2019.
(2) From February 1, 2018 through maturity, the effective interest rate for the Convertible Senior Notes was 2.53%.
Each of the Company's debt agreements requires it to maintain compliance with certain debt covenants, all of which the Company was in compliance with as of January 31, 2019.
The expected future principal payments for all borrowings as of January 31, 2019 is as follows (in millions):

Fiscal period:
Fiscal 2020	$3
Fiscal 2021	4
Fiscal 2022	504
Fiscal 2023	4
Fiscal 2024	1,183
Thereafter	1,500
Total principal outstanding	$3,198
2021 Term Loan
In April 2018, the Company entered into a new three-year unsecured term loan with Bank of America, N.A. and certain other institutional lenders for $500 million (“2021 Term Loan”) that matures in May 2021. The net proceeds of the 2021 Term Loan were for the purpose of partially funding the acquisition of MuleSoft and were received in May 2018. As of January 31, 2019, the noncurrent outstanding principal portion was $500 million.
2023 Senior Notes
In April 2018, the Company issued an aggregate principal amount of $1.0 billion in senior notes that will mature in April 2023 and bear interest at a fixed rate of 3.25 percent per annum ("2023 Senior Notes"). The interest is payable semi-annually in April and October of each year, commencing in October 2018. The Company incurred issuance costs of $8 million in connection with the 2023 Senior Notes that, along with the debt discount upon issuance, are being amortized to interest expense over the term of the 2023 Senior Notes. The 2023 Senior Notes are unsecured and rank equally in right of payment with all of the other senior unsecured indebtedness. As of January 31, 2019, the noncurrent outstanding principal portion was $1.0 billion.
2028 Senior Notes
In April 2018, the Company issued an aggregate principal amount of $1.5 billion in senior notes that will mature in April 2028 and bear interest at a fixed rate of 3.70 percent per annum ("2028 Senior Notes"). The interest is payable semi-annually in April and October of each year, commencing in October 2018. The Company incurred issuance costs of $13 million in connection with the 2028 Senior Notes that, along with the debt discount upon issuance, are being amortized to interest expense over the term of the 2028 Senior Notes. The 2028 Senior Notes are unsecured and rank equally in right of payment with all of the other senior unsecured indebtedness. As of January 31, 2019, the noncurrent outstanding principal portion was $1.5 billion.

2019 Term Loan
In July 2016, the Company entered into a credit agreement (“Term Loan Credit Agreement”) with Bank of America, N.A. and certain other institutional lenders for a $500 million term loan facility (“2019 Term Loan”) that matures in July 2019. In January 2019, the Company repaid the 2019 Term Loan in full and the Term Loan Credit Agreement was terminated.
Loan Assumed on 50 Fremont
The Company assumed a $200 million loan with the acquisition of 50 Fremont in San Francisco, California (“Loan”). The Loan bears an interest rate of 3.75 percent per annum and is due in June 2023. Starting in July 2018, principal and interest payments are required, with the remaining principal due at maturity. As of January 31, 2019, the current and noncurrent outstanding principal portion was $3 million and $195 million, respectively. The Loan can be prepaid at any time subject to a yield maintenance fee.
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
Warrants
In March 2013, the Company entered into a warrants transaction (“0.25% Warrants”), whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, shares of the Company’s common stock. The 0.25% Warrants were separate transactions entered into by the Company and were not part of the terms of the 0.25% Senior Notes or the related note hedges. In June 2018, the Company entered into agreements with each of the 0.25% Warrants counterparties to amend and early settle the 0.25% Warrants prior to their scheduled expiration beginning in July 2018. As a result of this amendment, during fiscal 2019, the Company issued, in the aggregate, approximately 6 million shares to the counterparties to settle, via a net share settlement, the entirety of the 0.25% Warrants, which increased the shares used in computing basic net income per share by 4 million for fiscal 2019.
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
There were no outstanding borrowings under the Credit Facility as of January 31, 2019. The Company continues to pay a commitment fee on the available amount of the Credit Facility, which is included within interest expense in the Company's consolidated statement of operations.
Interest Expense on Debt
The following table sets forth total interest expense recognized related to debt (in millions):

	Fiscal Year Ended January 31,
	2019	2018	2017
Contractual interest expense	$106	$23	$19
Amortization of debt issuance costs	16	5	6
Amortization of debt discount	4	26	25
	$126	$54	$50

10. Stockholders’ Equity
The Company maintains the following stock plans: the ESPP, the 2013 Equity Incentive Plan and the 2014 Inducement Equity Incentive Plan (“2014 Inducement Plan”).
As of January 31, 2019 and January 31, 2018, $76 million and $63 million, respectively, was withheld on behalf of employees for future purchases under the ESPP and is recorded in accrued compensation.
From February 1, 2006 through July 2013, options issued had a term of five years. After July 2013, options issued have a term of seven years.
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Fiscal Year Ended January 31,
Stock Options	2019	2018	2017
Volatility	27.0 - 28.0%	28.0 - 31.4%	31.4 - 32.3%
Estimated life	3.5 years	3.5 years	3.5 years
Risk-free interest rate	2.5 - 3.0%	1.4 - 2.3%	0.9 - 1.6%
Weighted-average fair value per share of grants	$28.89	$22.71	$19.13

	Fiscal Year Ended January 31,
ESPP	2019	2018	2017
Volatility	22.5 - 25.5%	21.3 - 27.6%	28.2 - 35.2%
Estimated life	0.75 years	0.75 years	0.75 years
Risk-free interest rate	2.0 - 2.6%	1.1 - 1.7%	0.5 - 1.0%
Weighted-average fair value per share of grants	$32.90	$23.64	$20.18
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
In fiscal 2016 and fiscal 2017, the Company granted performance-based restricted stock unit awards to the Chairman of the Board and Chief Executive Officer and certain executive officers, including the Chairman of the Board and Chief Executive Officer, respectively. In fiscal 2019, the Company granted additional performance-based restricted stock unit awards to certain employees, including the Chairman of the Board and Co-Chief Executive Officer and other senior executives. The performance-based restricted stock unit awards are subject to vesting based on a performance-based condition and a service-based condition. At the end of the three-year service period, based on the Company's share price performance, these performance-based restricted stock units will vest in a percentage of the target number of shares between 0 and 200%, depending on the extent the performance condition is achieved.

Stock option activity, excluding the ESPP is as follows:

		Options Outstanding
	Shares Available for Grant (in thousands)	Outstanding Stock Options (in thousands)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2018	50,313	21,735	$65.96
Increase in shares authorized:
2013 Equity Incentive Plan	40,000	0	0.00
Assumed equity plans	8,357	0	0.00
Options granted under all plans	(13,846)	13,846	69.04
Restricted stock activity	(19,937)	0	0.00
Performance-based restricted stock units	(1,911)	0	0.00
Stock grants to board and advisory board members	(146)	0	0.00
Exercised	0	(8,495)	44.40
Plan shares expired	(163)	0	0.00
Canceled	1,140	(1,140)	77.59
Balance as of January 31, 2019	63,807	25,946	$74.15	$2,019
Vested or expected to vest		24,463	$72.65	$1,941
Exercisable as of January 31, 2019		12,770	$55.58	$1,231
The total intrinsic value of the options exercised during fiscal 2019, 2018 and 2017 was $784 million, $373 million and $224 million, respectively. The intrinsic value is the difference between the current market value of the stock and the exercise price of the stock option.
The weighted-average remaining contractual life of vested and expected to vest options is approximately 5 years.
As of January 31, 2019, options to purchase 12.8 million shares were vested at a weighted average exercise price of $55.58 per share and had a remaining weighted-average contractual life of approximately 4 years. The total intrinsic value of these vested options as of January 31, 2019 was $1.2 billion.
During fiscal 2019, the Company recognized stock-based expense related to its equity plans for employees and non-employee directors of $1.3 billion. As of January 31, 2019, the aggregate stock compensation remaining to be amortized to costs and expenses was approximately $2.5 billion. The Company will amortize this stock compensation balance as follows: $1.2 billion during fiscal 2020; $0.8 billion during fiscal 2021; $453 million during fiscal 2022; $108 million during fiscal 2023 and $8 million during fiscal 2024. The expected amortization reflects only outstanding stock awards as of January 31, 2019 and assumes no forfeiture activity.
The aggregate stock compensation remaining to be amortized to costs and expenses will be recognized over a weighted average period of 2 years.
The following table summarizes information about stock options outstanding as of January 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares (in thousands)	Weighted- Average Exercise Price
$0.03 to $21.54	3,664	6.3	$11.91	2,273	$9.77
$22.12 to $59.34	6,119	2.9	53.60	5,805	54.77
$59.37 to $75.01	995	5.2	68.37	442	70.65
$75.57	3,920	4.8	75.57	1,627	75.57
$76.48 to $82.08	3,634	3.9	80.85	2,391	80.86
$82.55 to $113.00	954	5.6	98.03	232	95.36
$118.04 to $155.52	6,660	6.2	120.23	0	0.00
	25,946	4.9	$74.15	12,770	$55.58

Restricted stock activity is as follows:

	Restricted Stock Outstanding
	Outstanding (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2018	19,018	$77.85
Granted - restricted stock units and awards	12,221	122.47
Granted - performance-based stock units	541	112.48
Canceled	(1,990)	91.35
Vested and converted to shares	(8,631)	77.63
Balance as of January 31, 2019	21,159	$103.33	$3,215
Expected to vest	18,491		$2,810
The restricted stock, which upon vesting entitles the holder to one share of common stock for each share of restricted stock, has an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and generally vests over four years. The total fair value of shares vested during fiscal 2019, 2018 and 2017 was $1.1 billion, $953 million and $640 million respectively.
Common Stock
The following number of shares of common stock were reserved and available for future issuance at January 31, 2019 (in thousands):

Options outstanding	25,946
Restricted stock awards and units and performance-based stock units outstanding	21,159
Stock available for future grant or issuance:
2013 Equity Incentive Plan	63,342
2014 Inducement Plan	352
Acquired equity plans	113
Amended and Restated 2004 Employee Stock Purchase Plan	4,067
114,979
During fiscal years 2019, 2018 and 2017, certain board members received stock grants totaling 39,350, 57,832 and 62,632 shares of common stock, respectively for board services pursuant to the terms described in the 2013 Plan and previously, the 2004 Outside Directors Stock Plan. The expense related to these awards, which was expensed immediately at the time of the issuance, totaled $5 million for each year in fiscal 2019, 2018 and 2017, respectively.
Preferred Stock
The Company’s board of directors has the authority, without further action by stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. As of January 31, 2019 and 2018, no shares of preferred stock were outstanding.

11. Income Taxes
The domestic and foreign components of income before provision for (benefit from) income taxes consisted of the following (in millions):

	Fiscal Year Ended January 31,
	2019	2018	2017
Domestic	$839	$160	$151
Foreign	144	260	28
	$983	$420	$179
The provision for (benefit from) income taxes consisted of the following (in millions):

	Fiscal Year Ended January 31,
	2019	2018	2017
Current:
Federal	$0	$(7)	$0
State	39	2	5
Foreign	117	85	72
Total	156	80	77
Deferred:
Federal	(248)	(2)	(183)
State	(37)	(14)	(26)
Foreign	2	(4)	(12)
Total	(283)	(20)	(221)
Provision for (benefit from) income taxes	$(127)	$60	$(144)
In fiscal 2019, the Company released a portion of its valuation allowance related to federal and state deferred tax assets, which was partially offset with the increase in unrecognized tax benefits. In addition, the Company recorded current tax expense for profitable jurisdictions outside of the United States.
In fiscal 2018, the Company recorded tax expense primarily from profitable jurisdictions outside of the United States. In fiscal 2017, the Company recorded a net tax benefit of $144 million. The most significant component of this tax amount was the benefit of $210 million resulting from a partial release of its valuation allowance in connection with the acquisition of Demandware. The net deferred tax liability from acquisitions provided an additional source of income to support the realizability of the Company's pre-existing deferred tax assets and, as a result, the Company released a portion of its valuation allowance. The tax benefit associated with the release of the valuation allowance was partially offset by income taxes in profitable jurisdictions outside the United States. In addition, as a result of adopting Accounting Standards Update No. 2016-09, “Stock Compensation (Topic 718): Improvements to Employee Shared Based Payment Accounting” (“ASU 2016-09") and the Company's valuation allowance, it did not record significant current tax expense for the United States.
A reconciliation of income taxes at the statutory federal income tax rate to the provision for (benefit from) income taxes included in the accompanying consolidated statements of operations is as follows (in millions):

	Fiscal Year Ended January 31,
	2019	2018	2017
U.S. federal taxes at statutory rate (1)	$206	$142	$63
State, net of the federal benefit	79	(21)	7
Effects of non-U.S. operations	379	(35)	62
Tax credits	(132)	(107)	(50)
Non-deductible expenses	63	53	48
Excess tax benefits related to shared based compensation	(137)	(135)	(95)
Effect of U.S. tax law change	43	126	0
Change in valuation allowance	(612)	42	(179)
Other, net	(16)	(5)	0
Provision for (benefit from) income taxes	$(127)	$60	$(144)

(1) The Company's statutory rates were 21.0 percent and 33.8 percent for fiscal 2019 and fiscal 2018, respectively, which reflected the corporate tax rate reduction effective January 1, 2018 due to the Tax Act.
In December 2017, the Tax Cuts and Jobs Act ("Tax Act") was enacted into law, significantly changing income tax law that affects U.S. corporations. In fiscal 2018, due to the timing of the enactment and the complexity involved in applying the Tax Act, the Company recorded a provisional tax expense of $126 million associated with the re-measurement of deferred taxes for the corporate rate reduction, which was offset by a reduction in valuation allowance of $136 million. Also, based on the Company's provisional assessment, the transition tax had no impact to its income tax provision. In the fourth quarter of fiscal 2019, the Company completed its analysis, based on the guidance, interpretations and data available, and recorded additional expense of $43 million. The adjustment was primarily due to the reversal of a foreign tax credit benefit associated with a one-time distribution.
On January 22, 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company has elected to recognize any potential GILTI obligation as an expense in the period it is incurred.
The Company receives certain tax incentives in Singapore in the form of reduced tax rates, which will expire in fiscal 2020. The income tax benefits resulting from the reduced tax rates were immaterial in fiscal 2019, 2018, and 2017.
Deferred Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company’s deferred tax assets and liabilities were as follows (in millions):

	As of January 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$173	$617
Deferred stock-based expense	145	79
Tax credits	605	497
Deferred rent expense	71	59
Accrued liabilities	138	113
Basis difference on strategic and other investments	0	41
Financing obligation	102	97
Deferred intercompany transactions	0	90
Other	22	15
Total deferred tax assets	1,256	1,608
Less valuation allowance	(205)	(810)
Deferred tax assets, net of valuation allowance	1,051	798
Deferred tax liabilities:
Deferred commissions	(347)	(334)
Purchased intangibles	(382)	(205)
Depreciation and amortization	(145)	(166)
Basis difference on strategic and other investments	(56)	0
Deferred revenue	(17)	(82)
Other	0	(5)
Total deferred tax liabilities	(947)	(792)
Net deferred tax assets	$104	$6
At January 31, 2019, for federal income tax purposes, the Company had net operating loss carryforwards of approximately $2.1 billion, which expire in fiscal 2021 through fiscal 2038, federal research and development tax credits of approximately $381 million, which expire in fiscal 2020 through fiscal 2039, foreign tax credits of approximately $88 million, which expire in fiscal 2020 through fiscal 2029, and alternative minimum tax credits of $1 million, which the Company expects to receive as a refund under the Tax Act. For California income tax purposes, the Company had net operating loss carryforwards of approximately $765 million which expire beginning in fiscal 2020 through fiscal 2039, California research and development tax credits of approximately $281 million, which do not expire, and $9 million of enterprise zone tax credits, which expire in fiscal 2024 through fiscal 2026. For other states' income tax purposes, the Company had net operating loss carryforwards of approximately $1.0 billion, which expire beginning in fiscal 2021 through fiscal 2039 and tax credits of approximately $41 million, which expire beginning in fiscal 2021 through fiscal 2033. Utilization of the Company’s net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.
The Company had a valuation allowance of $205 million and $810 million as of January 31, 2019 and January 31, 2018 respectively. The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some or all of its deferred tax assets will not be realized. The Company evaluates and weighs all available positive and negative evidence such as historic results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax-planning strategies. The assessment requires significant judgment and is performed in each of the applicable jurisdictions. The Company demonstrated sustained profitability evidenced by three consecutive years of positive earnings as well as forecasted continuing profitability at the worldwide and U.S. jurisdictional levels. As a result, the Company determined that there was sufficient positive evidence to release a portion of its valuation allowance related to federal and state deferred tax assets, resulting in a tax benefit of $612 million during fiscal 2019. The valuation allowance at the end of January 31, 2019 was primarily related to net operating loss and tax credits in certain state jurisdictions. The Company will continue to evaluate the need for valuation allowances for its deferred tax assets.
Tax Benefits Related to Stock-Based Compensation
The total income tax benefit in the accompanying consolidated statements of operations related to stock-based awards was $236 million, $265 million and $229 million for fiscal 2019, 2018 and 2017, respectively. For fiscal 2018 and 2017, majority of the tax benefit was not recognized as a result of the valuation allowance.
Unrecognized Tax Benefits and Other Considerations
The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50 percent likely to be realized upon settlement with the taxing authority. The Company had gross unrecognized tax benefits of $852 million, $304 million, and $231 million as of January 31, 2019, 2018, and 2017 respectively.
A reconciliation of the beginning and ending balance of total unrecognized tax benefits for fiscal years 2019, 2018 and 2017 is as follows (in millions):

	Fiscal Year Ended January 31,
	2019	2018	2017
Beginning of period	$304	$231	$173
Tax positions taken in prior period:
Gross increases	474	31	18
Gross decreases	(2)	(6)	(1)
Tax positions taken in current period:
Gross increases	107	51	58
Settlements	(15)	(1)	(16)
Lapse of statute of limitations	(10)	(8)	(1)
Currency translation effect	(6)	6	0
End of period	$852	$304	$231
During fiscal 2019, the Company reported an increase of approximately $548 million in its unrecognized tax benefits primarily for tax issues related to the integrations of certain historical acquisitions as a result of recent developments of on-going audits and court cases. For fiscal 2019, total unrecognized tax benefits in an amount of $631 million, if recognized, would reduce income tax expense and the Company’s effective tax rate. For fiscal 2018 and 2017, total unrecognized tax benefits in an amount of $77 million and $73 million, respectively, if recognized, would reduce income tax expense and the Company’s effective tax rate after considering the impact of the change in valuation allowance in the U.S.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the income tax provision. The Company recorded an immaterial amount for penalties and interest for each of fiscal 2019, 2018 and 2017. The balance in the non-current income tax payable related to penalties and interest was $10 million, $6 million and $7 million as of January 31, 2019, 2018 and 2017, respectively.
Certain prior year tax returns are currently being examined by various taxing authorities in countries including the United States, France, United Kingdom and Germany. In March 2017, the Company received the final notice of proposed adjustments primarily related to transfer pricing issues from the IRS. The Company is currently appealing the IRS proposed adjustments. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the tax audits cannot be predicted with certainty, if any issues addressed in the Company's tax audits are resolved in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future.
The Company has operations and taxable presence in multiple jurisdictions in the U.S. and outside of the U.S. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions around the world. The Company currently considers U.S. federal and state, Canada, Japan, Australia, Germany, France and the United Kingdom to be major tax jurisdictions. The Company’s U.S. federal and state tax returns since February 1999, which was the inception of the Company, remain open to examination. With some exceptions, tax years prior to fiscal 2016 in jurisdictions outside of U.S. are generally closed. However, in Japan and United Kingdom, the Company is no longer subject to examinations for years prior to fiscal 2015 and fiscal 2017, respectively.
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
A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is as follows (in millions):

4	Fiscal Year Ended January 31,
	2019	2018	2017
Numerator:
Net income	$1,110	$360	$323
Denominator:
Weighted-average shares outstanding for basic earnings per share	751	715	688
Effect of dilutive securities:
Convertible senior notes which matured in April 2018	1	5	2
Employee stock awards	21	14	10
Warrants	2	1	0
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	775	735	700
The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive (in millions):

	Fiscal Year Ended January 31,
	2019	2018	2017
Employee stock awards	4	7	11
Warrants	0	0	17

13. Commitments
Letters of Credit
As of January 31, 2019, the Company had a total of $92 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through December 2030.
Leases
The Company leases facilities space and certain fixed assets under non-cancelable operating and capital leases with various expiration dates.
As of January 31, 2019, the future minimum lease payments under non-cancelable operating and capital leases are as follows (in millions):

	Capital Leases (1)	Operating Leases (2)	Financing Obligation -Leased Facility (3)
Fiscal Period:
Fiscal 2020	$200	$778	$22
Fiscal 2021	0	658	23
Fiscal 2022	0	466	23
Fiscal 2023	0	369	24
Fiscal 2024	0	314	24
Thereafter	0	1,610	163
Total minimum lease payments	200	$4,195	$279
Less: amount representing interest	(9)
Present value of capital lease obligations	$191
(1) As of January 31, 2019, the capital lease obligation is included in accrued expenses and other liabilities on the consolidated balance sheet.
(2) Operating leases do not include sublease income. The Company has entered into various sublease agreements with third parties. Under these agreements, the Company expects to receive sublease income of approximately $146 million in the next five years and $79 million thereafter.
(3) Total Financing Obligation - Leased Facility noted above represents the total obligation on the lease agreement including amounts allocated to interest and the implied lease for the land. As of January 31, 2019, $215 million of the total $279 million above was recorded to Financing obligation leased facility, of which the current portion is included in accrued expenses and other liabilities and the noncurrent portion is included in other noncurrent liabilities on the consolidated balance sheet.
The table above excludes renewal terms for facilities and certain services that provide the Company with the option to renew. The Company's future contractual obligations would change if the Company exercised these options.
In addition, the table above excludes two separate agreements for office facilities to be constructed. As of January 31, 2019 construction has not commenced on either of these buildings and the timing of completion of construction is unknown. Due to this uncertainty the entire commitment for these two obligations are excluded from the table above. These agreements are as follows:

•
approximately 324,000 rentable square feet of office space in a building to be constructed as part of the Company's urban campus in San Francisco, California. As of January 31, 2019, construction has not yet commenced on the building and is dependent on the developer obtaining approval from the City and County of San Francisco. The Company expects to begin occupying the space in fiscal 2024 and the total non-cancelable minimum payments under this agreement are approximately $480 million over 16 years. Construction has not commenced on the building and is dependent on the developer obtaining approvals from the City and County of San Francisco.

•
approximately 603,000 rentable square feet of office space in a building to be constructed in Chicago, Illinois. As of January 31, 2019 construction has not yet commenced on the building. The Company expects to begin occupying the space in fiscal 2022 and the total non-cancelable minimum payments under this agreement are approximately $475 million over 17 years.

The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Of the total operating lease commitment balance of $4.2 billion, approximately $3.5 billion is related to facilities space. The remaining commitment amount is related to computer equipment and furniture and fixtures.
Rent expense for fiscal 2019, 2018 and 2017 was $365 million, $285 million and $226 million, respectively.

The Company has entered into various contractual commitments with infrastructure service providers for a total commitment of $2.0 billion. The Company paid $156 million in connection with these agreements during fiscal 2019. As of January 31, 2019 the total remaining commitment is approximately $1.8 billion and $264 million is due in the next fiscal year.
14. Employee Benefit Plans
The Company has a 401(k) plan covering all eligible employees in the United States and a Registered Retirement Savings plan covering all eligible employees in Canada. Since January 1, 2006, the Company has been contributing to the plans. Total Company contributions during fiscal 2019, 2018 and 2017, were $106 million, $93 million and $56 million, respectively.
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
In December 2018, the Company was named as a nominal defendant and certain of its current and former directors were named as defendants in a purported shareholder derivative action in the Delaware Court of Chancery.  The complaint alleged that excessive compensation was paid to such directors for their service, included claims of breach of fiduciary duty and unjust enrichment, and sought restitution and disgorgement of a portion of the directors' compensation. Subsequently, three similar shareholder derivative actions were filed in the Delaware Court of Chancery.  The cases have been consolidated under the caption In re Salesforce.com, Inc. Derivative Litigation. The Company believes that the ultimate outcome of this litigation will not materially and adversely affect its business, financial condition, results of operations or cash flows.
16. Related-Party Transactions
In January 1999, the Salesforce.com Foundation, also referred to as the Foundation, was chartered on an idea of leveraging the Company’s people, technology and resources to help improve communities around the world. The Company calls this integrated philanthropic approach the 1-1-1 model. Beginning in 2008, Salesforce.org, which is a non-profit public benefit corporation, was established to resell the Company's services to nonprofit organizations and certain higher education organizations.
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
Since the Foundation’s and Salesforce.org’s inception, the Company has provided at no charge certain resources to those entities' employees such as office space, furniture, equipment, facilities, services and other resources. The value of these items was approximately $15 million, $11 million and $3 million for fiscal 2019, 2018 and 2017, respectively.
Additionally, the Company allows Salesforce.org to donate subscriptions of the Company’s services to other qualified non-profit organizations. The Company also allows Salesforce.org to resell the Company’s service to non-profit organizations and certain education entities. The Company does not charge Salesforce.org for these subscriptions, therefore income from subscriptions sold to non-profit organizations is donated back to the community through charitable grants made by the Foundation and Salesforce.org. The value of the subscriptions sold by Salesforce.org pursuant to the reseller agreement, as amended, was approximately $253 million, $183 million and $112 million for fiscal 2019, 2018 and 2017, respectively.
17. Selected Quarterly Financial Data (Unaudited)
Selected summarized quarterly financial information for fiscal 2019 and 2018 is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
	(in millions, except per share data)
Fiscal 2019
Revenues	$3,006	$3,281	$3,392	$3,603	$13,282
Gross profit	2,239	2,432	2,503	2,657	9,831
Income from operations	191	115	92	137	535
Net income	$344	$299	$105	$362	$1,110
Basic net income per share	$0.47	$0.40	$0.14	$0.47	$1.48
Diluted net income per share	$0.46	$0.39	$0.13	$0.46	$1.43
Fiscal 2018
Revenues	$2,397	$2,577	$2,701	$2,865	$10,540
Gross profit	1,746	1,907	1,987	2,127	7,767
Income from operations	4	84	155	211	454
Net income	$1	$46	$107	$206	$360
Basic net income per share	$0.00	$0.06	$0.15	$0.28	$0.50
Diluted net income per share	$0.00	$0.06	$0.14	$0.28	$0.49

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Based on management’s evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officers and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officers and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2019 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of MuleSoft, Inc. (“MuleSoft”), which we acquired in May 2018, as discussed in Note 7, "Business Combinations," of the Notes to the Consolidated Financial Statements. We have included the financial results of MuleSoft in the consolidated financial statements from the date of acquisition. Total revenues subject to MuleSoft’s internal control over financial reporting represented approximately three percent of our consolidated total revenues for the fiscal year ended January 31, 2019. Total net income subject to MuleSoft’s internal control over financial reporting represented approximately three percent of our consolidated total net income for the fiscal year ended January 31, 2019. Total assets subject to MuleSoft's internal control over financial reporting represented approximately two percent of our consolidated total assets, excluding acquisition method fair value adjustments, as of January 31, 2019. Total net assets subject to MuleSoft's internal control over financial reporting represented approximately one percent of our consolidated net assets, excluding acquisition method fair value adjustments, as of January 31, 2019.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2019. We reviewed the results of management’s assessment with our Audit Committee.
The effectiveness of our internal control over financial reporting as of January 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
(c) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended January 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Inherent Limitations on Effectiveness of Controls
Our management, including our chief executive officers and chief financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
We have adopted a code of ethics, our Code of Conduct, which applies to all employees, including our principal executive officers, Marc Benioff and Keith Block, principal financial officer, Mark Hawkins, principal accounting officer, Joe Allanson, and all other executive officers. The Code of Conduct is available on our website at http://investor.salesforce.com/about-us/investor/corporate-governance/. A copy may also be obtained without charge by contacting Investor Relations, salesforce.com, inc., Salesforce Tower, 415 Mission St, 3rd Fl, San Francisco, California 94105 or by calling (415) 901-7000.
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
(c) Financial Statement Schedules.

salesforce.com, inc.
Schedule II Valuation and Qualifying Accounts
(in millions)

Description	Balance at beginning of year	Additions	Deductions write-offs	Balance at end of year
Fiscal year ended January 31, 2019
Allowance for doubtful accounts	$21	$19	$(18)	$22
Fiscal year ended January 31, 2018
Allowance for doubtful accounts	$12	$31	$(22)	$21
Fiscal year ended January 31, 2017
Allowance for doubtful accounts	$10	$18	$(16)	$12

ITEM 16.	10-K SUMMARY

Omitted at registrant’s option.

Index to Exhibits

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of March 20, 2018, by and among salesforce.com, inc., Malbec Acquisition Corp. and MuleSoft, Inc.		8-K	001-32224	2.1	3/21/2018
3.1	Amended and Restated Certificate of Incorporation of salesforce.com, inc.		8-K	001-32224	3.1	6/13/2018
3.2	Amended and Restated Bylaws of salesforce.com, inc.		8-K	001-32224	3.1	8/8/2018
4.1	Specimen Common Stock Certificate		S-1/A	333-111289	4.2	4/20/2004
4.2	Indenture, dated April 11, 2018, between the Company and U.S. Bank National Association, as trustee		8-K	001-32224	4.1	4/11/2018
4.3	First Supplemental Indenture, dated April 11, 2018, between the Company and U.S. Bank National Association, as trustee		8-K	001-32224	4.2	4/11/2018
4.4	Form of 2023 Notes		8-K	001-32224	4.2	4/11/2018
4.5	Form of 2028 Notes		8-K	001-32224	4.2	4/11/2018
10.1*	Form of Indemnification Agreement between salesforce.com, inc. and its officers and directors		S-1/A	333-111289	10.1	4/20/2004
10.2*	Amended and Restated 2013 Equity Incentive Plan		8-K	001-32224	10.1	6/13/2018
10.3*	Amended and Restated 2004 Employee Stock Purchase Plan		8-K	001-32224	10.2	6/7/2017
10.4*	MetaMind, Inc. 2014 Stock Incentive Plan		S-8	333-211510	4.1	5/20/2016
10.5*	2014 Inducement Equity Incentive Plan, as amended		S-8	333-213685	4.3	9/16/2016
10.6*	Related forms of equity agreements under the Amended and Restated 2014 Inducement Equity Incentive Plan	X
10.7*	Related forms of equity agreements under the Amended and Restated 2013 Equity Incentive Plan	X
10.8*	Related forms of equity agreements under the Amended and Restated 2004 Employee Stock Purchase Plan	X
10.9*	Kokua Bonus Plan, as amended and restated December 5, 2014, effective February 1, 2015		10-K	001-32224	10.7	3/6/2015
10.10*	Form of Offer Letter for Executive Officers and schedule of omitted details thereto		10-K	001-32224	10.11	3/9/2012
10.11*	Employment Offer Letter, dated May 2, 2013 between salesforce.com, inc. and Keith Block		8-K	001-32224	10.1	6/11/2013
10.12*	Employment Offer Letter, dated June 11, 2014, between salesforce.com, inc. and Mark Hawkins		8-K	001-32224	10.1	6/30/2014
10.13*	Form of Change of Control and Retention Agreement as entered into with Marc Benioff		10-K	001-32224	10.13	3/9/2009
10.14*	Form of Change of Control and Retention Agreement as entered into with non-CEO Executive Officers		10-K	001-32224	10.14	3/9/2009

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
10.15*	Form of Performance-Based Restricted Stock Unit Agreement for Executive Officers		10-K	001-32224	10.17	3/6/2017
10.16	Office Lease dated as of April 10, 2014 by and between salesforce.com, inc. and Transbay Tower LLC		10-Q	001-32224	10.2	5/30/2014
10.17	Purchase and Sale Agreement, dated November 10, 2014, between salesforce.com, inc. and 50 Fremont Tower, LLC		10-Q	001-32224	10.2	11/26/2014
10.18	Credit Agreement, dated as of July 7, 2016, by and among salesforce.com, inc., the guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent		8-K	001-32224	10.1	7/11/2016
10.19	Amended and Restated Credit Agreement, dated as of July 7, 2016, by and among salesforce.com, inc., the subsidiaries of the Company party thereto as guarantors, the lenders from time to time thereto and Wells Fargo Bank, N.A., as Administrative Agent		8-K	001-32224	10.2	7/11/2016
10.20	Tender and Support Agreement, dated as of March 20, 2018, by and among salesforce.com, inc., Malbec Acquisition Corp. and Lightspeed Venture Partners Select, L.P., Lightspeed Venture Partners VII, L.P., New Enterprise Associates 15, L.P., New Enterprise Associates 14, L.P., NEA 15 Opportunities Fund, L.P. and NEA Ventures 2013, L.P.		8-K	001-32224	10.1	3/21/2018
10.21	Tender and Support Agreement, dated as of March 20, 2018, by and among salesforce.com, inc., Malbec Acquisition Corp., Matthew Langdon, Ann Winbald, Gregory Schott, Little Family 1995 TR, Ravi Mhatre, Mhatre Investments LP-Fund 4, Simon Parmett, Robert Horton and Ross Mason.		8-K	001-32224	10.2	3/21/2018
10.22	Second Amended and Restated Credit Agreement, dated as of April 30, 2018, among the Company, the lenders and other parties party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender.		8-K	001-32224	10.1	4/30/2018
10.23	Amended and Restated Credit Agreement, dated as of April 30, 2018, among the Company, the lenders and other parties party thereto, and Bank of America, N.A., as Administrative Agent.		8-K	001-32224	10.2	4/30/2018
10.24	Credit Agreement, dated as of April 30, 2018, among the Company, the lenders and other parties party thereto, and Bank of America, N.A., as Administrative Agent.		8-K	001-32224	10.3	4/30/2018
10.25	Settlement Agreement between salesforce.com, inc. and BNP Paribas, dated June 12, 2018		8-K	001-32224	10.1	6/15/2018
10.26	Settlement Agreement between salesforce.com, inc. and Bank of America, N.A., dated June 12, 2018		8-K	001-32224	10.2	6/15/2018

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
10.27	Settlement Agreement between salesforce.com, inc. and Morgan Stanley & Co. International plc, dated June 12, 2018		8-K	001-32224	10.3	6/15/2018
21.1	List of Subsidiaries	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)	X
31.1	Certification of Co-Chief Executive Officer, Marc Benioff, pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Co-Chief Executive Officer, Keith Block, pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.3	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 8, 2019
salesforce.com, inc.

	By:	/S/ MARK J. HAWKINS
Mark J. Hawkins
President and Chief Financial Officer (Principal Financial Officer)

Dated: March 8, 2019
salesforce.com, inc.

	By:	/S/ JOE ALLANSON
Joe Allanson
Executive Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

POWER OF ATTORNEY AND SIGNATURES
KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Marc Benioff, Keith Block, Mark J. Hawkins, Joe Allanson and Amy Weaver, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc Benioff	Chairman of the Board and co-Chief Executive Officer (Principal Executive Officer)	March 8, 2019
Marc Benioff

/s/ Keith Block	Director, co-Chief Executive Officer (Principal Executive Officer)	March 8, 2019
Keith Block

/s/ Mark Hawkins	President and Chief Financial Officer (Principal Financial Officer)	March 8, 2019
Mark Hawkins

/s/ Joe Allanson	Executive Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 8, 2019
Joe Allanson

/s/ Craig Conway	Director	March 8, 2019
Craig Conway

/s/ Parker Harris	Director, Co-Founder and Chief Technology Officer	March 8, 2019
Parker Harris

/s/ Alan Hassenfeld	Director	March 8, 2019
Alan Hassenfeld

/s/ Neelie Kroes	Director	March 8, 2019
Neelie Kroes

/s/ Colin Powell	Director	March 8, 2019
Colin Powell

/s/ Sanford R. Robertson	Director	March 8, 2019
Sanford R. Robertson

/s/ John V. Roos	Director	March 8, 2019
John V. Roos

/s/ Bernard Tyson	Director	March 8, 2019
Bernard Tyson

/s/ Robin Washington	Director	March 8, 2019
Robin Washington

/s/ Maynard Webb	Director	March 8, 2019
Maynard Webb

/s/ Susan Wojcicki	Director	March 8, 2019
Susan Wojcicki