Form 10-Q
period 2019-04-30
SALESFORCE COM INC
filed 2019-06-05
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2019
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
Telephone Number (415) 901-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CRM	New York Stock Exchange, Inc.
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of May 31, 2019, there were approximately 776 million shares of the Registrant’s Common Stock outstanding.

PART I.

ITEM 1.	FINANCIAL STATEMENTS
salesforce.com, inc.
Condensed Consolidated Balance Sheets
(in millions)
(unaudited)

	April 30, 2019	January 31, 2019
Assets
Current assets:
Cash and cash equivalents	$4,110	$2,669
Marketable securities	2,269	1,673
Accounts receivable	2,153	4,924
Costs capitalized to obtain revenue contracts, net	786	788
Prepaid expenses and other current assets	717	629
Total current assets	10,035	10,683
Property and equipment, net	2,243	2,051
Operating lease right-of-use assets	2,854	0
Costs capitalized to obtain revenue contracts, noncurrent, net	1,149	1,232
Strategic investments	1,548	1,302
Goodwill	12,854	12,851
Intangible assets acquired through business combinations, net	1,794	1,923
Capitalized software and other assets, net	677	695
Total assets	$33,154	$30,737
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$2,228	$2,691
Operating lease liabilities, current	675	0
Unearned revenue	7,585	8,564
Total current liabilities	10,488	11,255
Noncurrent debt	3,173	3,173
Noncurrent operating lease liabilities	2,383	0
Other noncurrent liabilities	664	704
Total liabilities	16,708	15,132
Stockholders’ equity:
Common stock	1	1
Additional paid-in capital	14,383	13,927
Accumulated other comprehensive loss	(65)	(58)
Retained earnings	2,127	1,735
Total stockholders’ equity	16,446	15,605
Total liabilities and stockholders’ equity	$33,154	$30,737

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

1	Three Months Ended April 30,
	2019	2018
Revenues:
Subscription and support	$3,496	$2,810
Professional services and other	241	196
Total revenues	3,737	3,006
Cost of revenues (1)(2):
Subscription and support	678	573
Professional services and other	236	194
Total cost of revenues	914	767
Gross profit	2,823	2,239
Operating expenses (1)(2):
Research and development	554	424
Marketing and sales	1,697	1,329
General and administrative	362	295
Total operating expenses	2,613	2,048
Income from operations	210	191
Gains on strategic investments, net	281	211
Other expense	(9)	(17)
Income before provision for income taxes	482	385
Provision for income taxes	(90)	(41)
Net income	$392	$344
Basic net income per share	$0.51	$0.47
Diluted net income per share	$0.49	$0.46
Shares used in computing basic net income per share	771	729
Shares used in computing diluted net income per share	793	754
_______________

(1)	Amounts include amortization of intangible assets acquired through business combinations, as follows:

	Three Months Ended April 30,
	2019	2018
Cost of revenues	$61	$39
Marketing and sales	68	30

(2)	Amounts include stock-based expense, as follows:

	Three Months Ended April 30,
	2019	2018
Cost of revenues	$43	$34
Research and development	81	66
Marketing and sales	177	120
General and administrative	42	32

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

1	Three Months Ended April 30,
	2019	2018
Net income	$392	$344
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation and other losses	(13)	(10)
Unrealized gains (losses) on marketable securities and strategic investments	8	(4)
Other comprehensive loss, before tax	(5)	(14)
Tax effect	(2)	0
Other comprehensive loss, net	(7)	(14)
Comprehensive income	$385	$330

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(unaudited)

	Three Months Ended April 30, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2018	730	$1	$9,752	$(12)	$635	$10,376
Cumulative effect of accounting changes	0	0	0	(7)	(10)	(17)
Common stock issued	4	0	115	0	0	115
Settlement of convertible notes and warrants	0	0	4	0	0	4
Stock-based expenses	0	0	252	0	0	252
Other comprehensive loss, net of tax	0	0	0	(14)	0	(14)
Net income	0	0	0	0	344	344
Balance at April 30, 2018	734	$1	$10,123	$(33)	$969	$11,060

	Three Months Ended April 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2019	770	$1	$13,927	$(58)	$1,735	$15,605
Common stock issued	5	0	113	0	0	113
Stock-based expenses	0	0	343	0	0	343
Other comprehensive loss, net of tax	0	0	0	(7)	0	(7)
Net income	0	0	0	0	392	392
Balance at April 30, 2019	775	$1	$14,383	$(65)	$2,127	$16,446

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

1	Three Months Ended April 30,
	2019	2018
Operating activities:
Net income	$392	$344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	437	197
Amortization of costs capitalized to obtain revenue contracts, net	209	188
Expenses related to employee stock plans	343	252
Gains on strategic investments, net	(281)	(211)
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	2,774	2,162
Costs capitalized to obtain revenue contracts, net	(124)	(118)
Prepaid expenses and other current assets and other assets	(97)	(90)
Accounts payable	15	50
Accrued expenses and other liabilities	(560)	(506)
Operating lease liabilities	(164)	0
Unearned revenue	(979)	(802)
Net cash provided by operating activities	1,965	1,466
Investing activities:
Business combinations, net of cash acquired	(10)	(182)
Purchases of strategic investments	(159)	(147)
Sales of strategic investments	194	4
Purchases of marketable securities	(734)	(263)
Sales of marketable securities	86	938
Maturities of marketable securities	56	48
Capital expenditures	(159)	(122)
Net cash provided by (used in) investing activities	(726)	276
Financing activities:
Proceeds from issuance of debt, net	0	2,470
Proceeds from employee stock plans	219	201
Principal payments on financing obligations (1)	(11)	(19)
Repayments of debt	(1)	(1,027)
Net cash provided by financing activities	207	1,625
Effect of exchange rate changes	(5)	12
Net increase in cash and cash equivalents	1,441	3,379
Cash and cash equivalents, beginning of period	2,669	2,543
Cash and cash equivalents, end of period	$4,110	$5,922

(1)    Previously referred to as principal payments on capital lease obligations.

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in millions)
(unaudited)

	Three Months Ended April 30,
	2019	2018
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$50	$7
Income taxes, net of tax refunds	$18	$19

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
Fiscal Year
The Company’s fiscal year ends on January 31. References to fiscal 2020, for example, refer to the fiscal year ending January 31, 2020.
Basis of Presentation
The accompanying condensed consolidated balance sheets as of April 30, 2019 and January 31, 2019 and the condensed consolidated statements of operations, condensed consolidated statements of comprehensive income, condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows for the three months ended April 30, 2019 and 2018, respectively, are unaudited.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheets as of April 30, 2019 and January 31, 2019, and its results of operations, including its comprehensive income, stockholders' equity and its cash flows for the three months ended April 30, 2019 and 2018. All adjustments are of a normal recurring nature. The results for the three months ended April 30, 2019 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2020.
These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2019.
The Company prospectively adopted Accounting Standards Update No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), also referred to as Topic 842, as discussed below. As a result, the condensed consolidated balance sheet as of April 30, 2019 is not comparable with that as of January 31, 2019.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in the Company’s condensed consolidated financial statements and notes thereto.
Significant estimates and assumptions made by management include the determination of:

•	the standalone selling price (SSP) of performance obligations for revenue contracts with multiple performance obligations;

•	the fair value of assets acquired and liabilities assumed for business combinations;

•	the recognition, measurement and valuation of current and deferred income taxes and uncertain tax positions;

•	the average period of benefit associated with costs capitalized to obtain revenue contracts;

•	the fair value of certain stock awards issued;

•	the useful lives of intangible assets; and

•	the valuation of privately-held strategic investments.

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
Segments
The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and assess performance. Over the past few years, the Company has completed a number of acquisitions. These acquisitions have allowed the Company to expand its offerings, presence and reach in various market segments of the enterprise cloud computing market. While the Company has offerings in multiple enterprise cloud computing market segments, including as a result of the Company's acquisitions, the Company’s business operates in one operating segment because most of the Company's offerings operate on its single Customer Success Platform and most of the Company's products are deployed in a nearly identical way, and the Company’s chief operating decision makers evaluate the Company’s financial information and resources and assess the performance of these resources on a consolidated basis. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.
Concentrations of Credit Risk, Significant Customers and Investments
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. Collateral is not required for accounts receivable. The Company maintains an allowance for its doubtful accounts receivable. This allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with delinquent accounts. Receivables are written-off and charged against the recorded allowance when the Company has exhausted collection efforts without success.
No single customer accounted for more than five percent of accounts receivable at April 30, 2019 and January 31, 2019. No single customer accounted for five percent or more of total revenue during the three months ended April 30, 2019 and 2018, respectively. As of April 30, 2019 and January 31, 2019, assets located outside the Americas were 15 percent and 14 percent of total assets, respectively. As of April 30, 2019 and January 31, 2019, assets located in the United States were 83 percent and 84 percent of total assets, respectively.
The Company is also exposed to concentrations of risk in its strategic investment portfolio. As of April 30, 2019, the Company held five investments that were individually greater than five percent of its total strategic investments, of which three were publicly traded and two were privately held. As of January 31, 2019, the Company held five investments that were individually greater than five percent of its total strategic investments of which four were publicly traded and one was privately held.
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
Professional Services and Other Revenues
The Company’s professional services contracts are either on a time and materials, fixed fee or subscription basis. These revenues are recognized as the services are rendered for time and materials contracts, on a proportional performance basis for fixed price contracts or ratably over the contract term for subscription professional services contracts. Training revenues are recognized as the services are performed.
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
Cloud Services and software licenses are distinct because such offerings are often sold separately. In determining whether professional services are distinct, the Company considers the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the subscription start date and the contractual dependence of the service on the customer’s satisfaction with the professional services work. To date, the Company has concluded that all of the professional services included in contracts with multiple performance obligations are distinct.
The Company allocates the transaction price to each performance obligation on a relative standalone selling price ("SSP") basis. The SSP is the price at which the Company would sell a promised product or service separately to a customer. Judgment is required to determine the SSP for each distinct performance obligation.
The Company determines SSP by considering its overall pricing objectives and market conditions. Significant pricing practices taken into consideration include the Company’s discounting practices, the size and volume of the Company’s transactions, the customer demographic, the geographic area where services are sold, price lists, the Company's go-to-market strategy, historical sales and contract prices. As the Company’s go-to-market strategies evolve, the Company may modify its pricing practices in the future, which could result in changes to SSP.
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
During the three months ended April 30, 2019, the Company capitalized $124 million of costs to obtain revenue contracts and amortized $209 million to marketing and sales expense. During the same period a year ago, the Company capitalized $118 million of costs to obtain revenue contracts and amortized $188 million to marketing and sales expense. Costs capitalized to obtain a revenue contract, net on the Company's condensed consolidated balance sheets totaled $1.9 billion at April 30, 2019 and $2.0 billion at January 31, 2019. There were no impairments of costs to obtain revenue contracts for the three months ended April 30, 2019 and 2018, respectively.
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
The Company assesses its privately held debt and equity securities strategic investment portfolio at least quarterly for impairment. The Company’s impairment analysis encompasses an assessment of the severity and duration of the impairment and qualitative and quantitative analysis of other key factors including the investee’s financial metrics, the investee’s products and technologies meeting or exceeding predefined milestones, market acceptance of the product or technology, other competitive products or technology in the market, general market conditions, management and governance structure of the investee, the investee’s liquidity, debt ratios and the rate at which the investee is using its cash. If the investment is considered to be impaired, the Company recognizes an impairment through the condensed consolidated statement of operations and establishes a new carrying value for the investment.
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk. The Company uses forward currency derivative contracts to minimize the Company’s exposure to balances primarily denominated in the Euro, British Pound Sterling, Japanese Yen, Canadian Dollar and Australian Dollar. The Company’s foreign currency derivative contracts, which are not designated as hedging instruments, are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. The Company generally enters into master netting arrangements with the financial institutions with which it contracts for such derivative contracts, which permit net settlement of transactions with the same counterparty, thereby reducing credit-related losses in the event of the financial institutions' nonperformance. As of April 30, 2019 and January 31, 2019, the outstanding foreign currency derivative contracts were recorded at fair value on the condensed consolidated balance sheets.
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
There were no material impairments of capitalized software, intangible assets, long-lived assets or goodwill during the three months ended April 30, 2019 and 2018, respectively.
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
In the event the Company acquires an entity with which the Company has a preexisting relationship, the Company will recognize a gain or loss to settle that relationship as of the acquisition date within the condensed consolidated statements of operations. In the event that the Company acquires an entity in which the Company previously held a strategic investment, the difference between the fair value of the shares as of the date of the acquisition and the carrying value of the strategic investment is recorded as a gain or loss and recorded within net gains (losses) on strategic investments in the condensed consolidated statement of operations.
Leases
Effective at the start of fiscal 2020, the Company adopted the provisions and expanded disclosure requirements described in Topic 842. The Company adopted the standard using the prospective method. Accordingly, the results for the prior comparable periods were not adjusted to conform to the current period measurement or recognition of results.
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, current and noncurrent operating lease liabilities on the Company’s condensed consolidated balance sheets. Finance leases are included in property and equipment, accrued expenses and other liabilities, and other noncurrent liabilities on the Company’s condensed consolidated balance sheets.
ROU assets represent the Company's right to use an underlying asset for the lease term and the corresponding lease liabilities represent its obligation to make lease payments arising from the lease. Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The lease ROU asset is reduced for tenant incentives and excludes any initial direct costs incurred. As the Company’s leases do not provide an implicit rate, the net present value of future minimum lease payments is determined using the Company’s incremental borrowing rate. The Company's incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, in an economic environment where the leased asset is located. The Company’s lease terms may include options to extend or terminate the lease. These options are reflected in the ROU asset and lease liability when it is reasonably certain that the Company will exercise the option. The Company reassesses the lease term if and when a significant event or change in circumstances occurs within the control of the Company, such as construction of significant leasehold improvements that are expected to have economic value when the option becomes exercisable.

Lease expenses for minimum lease payments for operating leases are recognized on a straight-line basis over the lease term. Amortization expense of the ROU asset for finance leases is recognized on a straight-line basis over the lease term and interest expense for finance leases is recognized based on the incremental borrowing rate.
The Company has lease agreements with lease and non-lease components, which it has elected to combine for all asset classes. In addition, the Company does not recognize ROU assets or lease liabilities for leases with a term of 12 months or less of all asset classes.
On the lease commencement date the Company establishes assets and liabilities for the present value of estimated future costs to retire long-lived assets at the termination or expiration of a lease. Such assets are depreciated over the lease term to operating expense.
The Company additionally has entered into subleases for unoccupied leased office space. Any impairments to the ROU asset, leasehold improvements or other assets as a result of a sublease are recognized in the period the sublease is executed and recorded as an operating expense. Any sublease payments received in excess of the straight-line rent payments for the sublease are recorded as an offset to operating expenses and recognized over the sublease life.
Stock-Based Expense
Stock-based expenses related to stock options are measured based on grant date at fair value using the Black-Scholes option pricing model and restricted stock awards based on grant date at fair value using the closing stock price. The Company recognizes stock-based expenses related to stock options and restricted stock awards on a straight-line basis, net of estimated forfeitures, over the requisite service period of the awards, which is generally the vesting term of four years.
Stock-based expenses related to its Amended and Restated 2004 Employee Stock Purchase Plan (“ESPP” or “2004 Employee Stock Purchase Plan”) are measured based on grant date at fair value using the Black-Scholes option pricing model. The Company recognizes stock-based expenses related to shares issued pursuant to the 2004 Employee Stock Purchase Plan on a straight-line basis over the offering period, which is 12 months. The ESPP allows employees to purchase shares of the Company's common stock at a 15 percent discount and also allows employees to reduce their percentage election once during a six month purchase period (December 15 and June 15 of each fiscal year), but not increase that election until the next one-year offering period. The ESPP also includes a re-set provision for the purchase price if the stock price on the purchase date is less than the stock price on the offering date.
Stock-based expenses related to performance share grants, which are awarded to executive officers, are measured based on grant date at fair value using a Monte Carlo simulation model and expensed on a straight-line basis, net of estimated forfeitures, over the service period of the awards, which is generally the vesting term of three years.
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
New Accounting Pronouncements Adopted in Fiscal 2020
ASU 2016-02
In February 2016, the FASB issued Topic 842, which requires lessees to record most leases on their balance sheet but recognize the expenses on their statement of operations in a manner similar to previous accounting guidance. Topic 842 generally requires that lessees recognize operating and financing liabilities for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term.
Effective on February 1, 2019, the Company adopted the provisions and expanded disclosure requirements described in Topic 842. The Company adopted the standard using the transitional provision of Accounting Standards Update 2018-11, “Leases (Topic 842) Targeted Improvements” (“ASU 2018-11”), which allows for the adoption of Topic 842 to be applied prospectively at the beginning of the fiscal year of adoption. As such, the condensed consolidated balance sheets and statements of operations for prior periods are not comparable to fiscal 2020. The Company elected the package of practical expedients and therefore did not reassess prior conclusions on whether contracts are or contain a lease, lease classification, and initial direct costs. The Company did not use hindsight when determining the lease term.
Upon adoption of Topic 842, leases previously designated as operating leases are now reported on the condensed consolidated balance sheet, which has materially increased total assets and liabilities. Specifically, the Company recorded operating lease ROU assets of approximately $2.9 billion and corresponding operating lease liabilities of $3.1 billion on its opening condensed consolidated balance sheet. Leases previously designated as capital leases are now identified as finance leases and continue to be reported on the condensed consolidated balance sheet. In addition, the previously recorded financing obligation and building asset associated with the Company's leased facility at 350 Mission Street was derecognized and the lease is now accounted for as a finance lease on the Company's condensed consolidated balance sheet. Topic 842 did not have a material impact to the Company’s condensed consolidated statement of operations or net cash provided by operating activities. The adoption did not impact the Company’s compliance with its debt covenants.

Accounting Pronouncements Pending Adoption
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
Reclassifications
Certain reclassifications to fiscal 2019 balances were made to conform to the current period presentation in the condensed consolidated balance sheets, statements of operations and statements of cash flows. These reclassifications did not affect net cash provided by operating, investing, or financing activities.
2. Revenues
Disaggregation of Revenue
Subscription and Support Revenue by the Company's core service offerings
Subscription and support revenues consisted of the following (in millions):

	Three Months Ended April 30,
	2019	2018
Sales Cloud	$1,073	$965
Service Cloud	1,020	848
Salesforce Platform and Other	842	575
Marketing and Commerce Cloud	561	422
	$3,496	$2,810
Total Revenue by Geographic Locations
Revenues by geographical region consisted of the following (in millions):

	Three Months Ended April 30,
	2019	2018
Americas	$2,617	$2,101
Europe	755	606
Asia Pacific	365	299
	$3,737	$3,006

Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 96 percent during the three months ended April 30, 2019 and 2018. No other country represented more than ten percent of total revenue during the three months ended April 30, 2019 and 2018, respectively.
Contract Balances
Contract Asset
As described in Note 1, subscription and support revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract. License revenue is recognized as the licenses are delivered. The Company records a contract asset when revenue recognized on a contract exceeds the billings and unearned revenue when the billings on a contract exceed the revenue recognized. The Company's standard billing terms are annual in advance. Contract assets were $260 million as of April 30, 2019 as compared to $215 million as of January 31, 2019 which is included in prepaid expenses and other current assets on the condensed consolidated balance sheet. Impairments of contract assets were immaterial during the three months ended April 30, 2019 and 2018, respectively.
Unearned Revenue
Unearned revenue represents amounts that have been invoiced in advance of revenue recognition and is recognized as revenue when transfer of control to customers has occurred or services have been provided. The unearned revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. The Company generally invoices customers in annual installments. The unearned revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration, invoice timing, dollar size and new business linearity within the quarter.
The change in unearned revenue was as follows (in millions):

	Three Months Ended April 30, 2019	Three Months Ended April 30, 2018
Unearned revenue, beginning of period	$8,564	$6,995
Billings and other*	2,714	2,211
Contribution from contract asset	44	(6)
Revenue recognized ratably over time	(3,488)	(2,868)
Revenue recognized over time as delivered	(172)	(137)
Revenue recognized at a point in time	(77)	(1)
Unearned revenue from business combinations	0	7
Unearned revenue, end of period	$7,585	$6,201
*Other includes, for example, the impact of foreign currency translation
Revenue recognized ratably over time is generally billed in advance and includes Cloud Services, the related support and advisory services. The majority of revenue recognized for these services is from the beginning of period unearned revenue balance.
Revenue recognized over time as delivered includes professional services billed on a time and materials basis, fixed fee professional services and training classes that are primarily billed, delivered and recognized within the same reporting period. The majority of revenue recognized is billed and recognized in the current period.
Revenue recognized at a point in time substantially includes the portion of software subscriptions allocated to the on-premise software element, which either resulted in smaller unearned revenue or a contract asset.
Remaining Performance Obligation
Transaction price allocated to the remaining performance obligation, referred to by the Company as remaining performance obligation, represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price allocated to the remaining performance obligation is influenced by several factors, including seasonality, the timing of renewals, average contract terms and foreign currency exchange rates. Unbilled portions of the remaining performance obligation denominated in foreign currencies are revalued each period based on the period end exchange rates. Unbilled portions of the remaining performance obligation are subject to future economic risks including bankruptcies, regulatory changes and other market factors.
The Company excludes amounts related to performance obligation that are billed and recognized as they are delivered. This primarily consists of professional services contracts that are on a time-and-materials basis.
The majority of the Company's noncurrent remaining performance obligation is expected to be recognized in the next 13 to 36 months.
Remaining performance obligation consisted of the following (in billions):

	Current	Noncurrent	Total
As of April 30, 2019	$11.8	$13.1	$24.9
As of January 31, 2019	$11.9	$13.8	$25.7

3. Investments
Marketable Securities
At April 30, 2019, marketable securities consisted of the following (in millions):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$1,368	$0	$(3)	$1,365
U.S. treasury securities	99	0	(1)	98
Mortgage backed obligations	77	0	(1)	76
Asset backed securities	454	0	(1)	453
Municipal securities	112	0	0	112
Foreign government obligations	51	0	0	51
U.S. agency obligations	10	0	0	10
Commercial paper	21	0	0	21
Time deposits	2	0	0	2
Covered bonds	81	0	0	81
Total marketable securities	$2,275	$0	$(6)	$2,269
At January 31, 2019, marketable securities consisted of the following (in millions):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$1,027	$0	$(8)	$1,019
U.S. treasury securities	89	0	(1)	88
Mortgage backed obligations	79	0	(1)	78
Asset backed securities	245	0	(1)	244
Municipal securities	104	0	0	104
Foreign government obligations	58	0	(1)	57
U.S. agency obligations	4	0	0	4
Time deposits	4	0	0	4
Covered bonds	75	0	0	75
Total marketable securities	$1,685	$0	$(12)	$1,673

The contractual maturities of the investments classified as marketable securities are as follows (in millions):

	As of
	April 30, 2019	January 31, 2019
Due within 1 year	$878	$482
Due in 1 year through 5 years	1,389	1,189
Due in 5 years through 10 years	2	2
	$2,269	$1,673

As of April 30, 2019, the following marketable securities were in an unrealized loss position (in millions):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$0	$0	$407	$(3)	$407	$(3)
U.S. treasury securities	0	0	71	(1)	71	(1)
Mortgage backed obligations	0	0	47	(1)	47	(1)
Asset backed securities	0	0	106	(1)	106	(1)
	$0	$0	$631	$(6)	$631	$(6)

The unrealized losses for each of the fixed rate marketable securities were less than $1 million. The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of April 30, 2019, such as the Company's intent to hold the investment and whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment's amortized basis. The Company expects to receive the full principal and interest on all of these marketable securities.
Investment Income
Investment income consists of interest income, realized gains and realized losses on the Company’s cash, cash equivalents and marketable securities. The components of investment income are presented below (in millions):

	Three Months Ended April 30,
	2019	2018
Interest income	$26	$20
Realized gains	0	1
Realized losses	0	(5)
Investment income	$26	$16

Strategic Investments
Strategic investments by form and measurement category as of April 30, 2019 were as follows (in millions):

	Measurement Category
	Fair Value (1)	Measurement Alternative	Other (2)	Total
Equity securities	$536	$927	$51	$1,514
Debt securities	0	0	34	34
Balance as of April 30, 2019	$536	$927	$85	$1,548
(1) Equity securities under fair value represent the carrying value of strategic investments in publicly held equity securities.
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
(1) Equity securities under fair value represent the carrying value of strategic investments in publicly held equity securities.
(2) Other includes the Company's investments accounted for under the equity method of accounting or amortized cost.
Measurement Alternative Adjustments
Privately held equity securities accounted for under the measurement alternative in the three months ended April 30, 2019 and 2018 were as follows (in millions):

	Three months ended April 30, 2019	Three months ended April 30, 2018
Carrying amount, beginning of period	$785	$548
Adjustments related to privately held equity securities:
Net additions	20	11
Impairments and downward adjustments	(18)	(18)
Upward adjustments	140	13
Carrying amount, end of period	$927	$554
As of April 30, 2019, cumulative impairments and downward adjustments were $50 million and cumulative upward adjustments were $314 million.

Gains (losses) on strategic investments, net
Gains and losses recognized in the three months ended April 30, 2019 and 2018 were as follows (in millions):

1	Three Months Ended April 30,
	2019	2018
Net gains recognized on publicly traded securities	$150	$211
Net gains (losses) recognized on privately held securities	122	(9)
Net gains recognized on sales of equity securities	19	8
Net gains (losses) recognized on debt securities	(10)	1
Gains on strategic investments, net	$281	$211

Net gains recognized in the three months ended April 30, 2019 for investments still held as of April 30, 2019 were $262 million. This excludes recognized gains on the sale of our equity securities for the three months ended April 30, 2019 of $19 million.
In April 2019, Salesforce Ventures, a wholly owned subsidiary of the Company, made a strategic investment of $100 million in cash for common shares of a technology company in a private placement concurrent with the investee company's initial public offering. The Company's shares are subject to a 365-day market standoff agreement. As of April 30, 2019 the fair value of the investment was approximately $201 million. The investment was made as part of the Company's overall strategy of investing in complementary companies to facilitate potential alignment and integration into the Company’s offerings or product features. The Company's ownership interest represents approximately one percent of the economic interest of the investee company's outstanding capital stock.
4. Derivatives
Details on outstanding foreign currency derivative contracts are presented below (in millions):

	As of
	April 30, 2019	January 31, 2019
Notional amount of foreign currency derivative contracts	$6,597	$4,496
Fair value of foreign currency derivative contracts	(14)	25

The fair value of the Company’s outstanding derivative instruments not designated as hedging instruments are summarized below (in millions):

		As of
	Balance Sheet Location	April 30, 2019	January 31, 2019
Foreign currency derivative contracts	Prepaid expenses and other current assets	$29	$42

Gains (losses) on derivative instruments not designated as hedging instruments recorded in other income in the condensed consolidated statements of operations during the three months ended April 30, 2019 and 2018, respectively, are summarized below (in millions):

	Three Months Ended April 30,
	2019	2018
Foreign currency derivative contracts	$22	$20

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
The following table presents information about the Company’s assets that are measured at fair value as of April 30, 2019 and indicates the fair value hierarchy of the valuation (in millions):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of April 30, 2019
Cash equivalents (1):
Time deposits	$0	$817	$0	$817
Money market mutual funds	1,504	0	0	1,504
Marketable securities:
Corporate notes and obligations	0	1,365	0	1,365
U.S. treasury securities	0	98	0	98
Mortgage backed obligations	0	76	0	76
Asset backed securities	0	453	0	453
Municipal securities	0	112	0	112
Foreign government obligations	0	51	0	51
U.S. agency obligations	0	10	0	10
Commercial paper	0	21	0	21
Time deposits	0	2	0	2
Covered bonds	0	81	0	81
Strategic investments:
Publicly held equity securities	536	0	0	536
Foreign currency derivative contracts (2)	0	29	0	29
Total assets	$2,040	$3,115	$0	$5,155
___________
(1)Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheet as of April 30, 2019, in addition to $1.8 billion of cash.
(2)Included in “prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheet as of April 30, 2019.

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
______________
(1)Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheet as of January 31, 2019, in addition to $1.1 billion of cash.
(2)Included in “prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheet as of January 31, 2019.
Strategic investments measured and recorded at fair value on a non-recurring basis
The Company's privately held debt and equity securities and equity method investments are recorded at fair value only if an impairment or observable price adjustment is recognized in the current period. If an impairment or observable price adjustment is recognized on the Company's non-marketable equity securities during the period, the Company classifies these assets as Level 3 within the fair value hierarchy based on the nature of the fair value inputs.
The Company classified privately held debt and equity securities and equity method investments as Level 3. The Company's privately held debt and equity securities and equity method investments amounted to $1.0 billion as of April 30, 2019 and $0.9 billion as of January 31, 2019.
6. Intangible Assets Acquired Through Business Combinations and Goodwill
Intangible assets acquired through business combinations
Intangible assets acquired through business combinations are as follows (in millions):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Remaining Useful Life (Years)
	Jan 31, 2019	Additions and retirements, net	April 30, 2019	Jan 31, 2019	Expense and retirements, net	April 30, 2019	Jan 31, 2019	April 30, 2019
Acquired developed technology	$1,429	$0	$1,429	$(889)	$(61)	$(950)	$540	$479	2.7
Customer relationships	1,938	0	1,938	(560)	(65)	(625)	1,378	1,313	6.1
Other (1)	52	0	52	(47)	(3)	(50)	5	2	5.9
Total	$3,419	$0	$3,419	$(1,496)	$(129)	$(1,625)	$1,923	$1,794	5.2

(1)Included in other are trade names, trademarks and territory rights.

Amortization of intangible assets resulting from business combinations for the three months ended April 30, 2019 and 2018 was $129 million and $69 million, respectively.
The expected future amortization expense for intangible assets as of April 30, 2019 is as follows (in millions):

Fiscal Period:
Remaining nine months of Fiscal 2020	$343
Fiscal 2021	414
Fiscal 2022	351
Fiscal 2023	211
Fiscal 2024	148
Thereafter	327
Total amortization expense	$1,794

Customer contract assets acquired through business combinations
Customer contract assets resulting from business combinations reflects the fair value of future billings of amounts that are contractually committed by acquired companies' existing customers as of the acquisition date. Customer contract assets are amortized over the corresponding contract terms. Customer contract assets resulting from business combinations at April 30, 2019 and January 31, 2019 were $100 million and $121 million, respectively, and are included in other assets on the condensed consolidated balance sheets.
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter.
The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, were as follows (in millions):

Balance as of January 31, 2019	$12,851
Other acquisitions and adjustments (1)	3
Balance as of April 30, 2019	$12,854

(1)Adjustments include adjustments of acquisition date fair value, including the effect of foreign currency translation.
7. Debt
The carrying values of the Company's borrowings were as follows (in millions):

Instrument	Date of issuance	Maturity date	Effective interest rate for the three months ended April 30, 2019	April 30, 2019	January 31, 2019
2021 Term Loan	May 2018	May 2021	3.37%	$500	$499
2023 Senior Notes	April 2018	April 2023	3.26%	993	993
2028 Senior Notes	April 2018	April 2028	3.70%	1,488	1,488
Loan assumed on 50 Fremont	February 2015	June 2023	3.75%	196	196
Total carrying value of debt				3,177	3,176
Less current portion of debt				(4)	(3)
Total noncurrent debt				$3,173	$3,173

Each of the Company's debt agreements requires it to maintain compliance with certain debt covenants, all of which the Company was in compliance with as of April 30, 2019.

The expected future principal payments for all borrowings as of April 30, 2019 is as follows (in millions):

Fiscal period:
Remaining nine months of Fiscal 2020	$3
Fiscal 2021	4
Fiscal 2022	504
Fiscal 2023	4
Fiscal 2024	1,182
Thereafter	1,500
Total principal outstanding	$3,197

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
There were no outstanding borrowings under the Credit Facility as of April 30, 2019. The Company continues to pay a commitment fee on the available amount of the Credit Facility, which is included within interest expense in the Company's condensed consolidated statement of operations.
Interest Expense on Debt
The following table sets forth total interest expense recognized related to debt (in millions):

	Three Months Ended April 30,
	2019	2018
Contractual interest expense	$28	$11
Amortization of debt issuance costs	1	12
Amortization of debt discount	0	4
	$29	$27

8. Stockholders’ Equity
Stock option activity for the three months ended April 30, 2019 is as follows:

	Options Outstanding
	Outstanding Stock Options (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2019	26	$74.15
Options granted under all plans	5	161.44
Exercised	(2)	52.47
Balance as of April 30, 2019	29	$92.92	$2,126
Vested or expected to vest	27	$89.62	$2,046
Exercisable as of April 30, 2019	13	$63.88	$1,354

The following table summarizes information about stock options outstanding as of April 30, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in millions)	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares (in millions)	Weighted- Average Exercise Price
$0.27 to $52.30	5	4.5	$29.30	4	$32.78
$54.36 to $75.57	8	3.8	67.92	5	65.34
$76.48 to $113.00	4	4.0	84.47	3	82.67
$118.04	5	5.9	118.04	1	118.04
$122.03 to $158.76	1	6.3	135.29	0	0.00
$161.50	6	6.9	161.50	0	0.00
	29	5.0	$92.92	13	$63.88

Restricted stock activity for the three months ended April 30, 2019 is as follows:

	Restricted Stock Outstanding
	Outstanding (in millions)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2019	21	$103.33
Granted - restricted stock units and awards	7	161.39
Granted - performance-based stock units	1	161.50
Canceled	(1)	102.06
Vested and converted to shares	(3)	102.19
Balance as of April 30, 2019	25	$121.88	$4,136
Expected to vest	21		$3,502

During the three months ended April 30, 2019, the Company recognized stock-based expense related to its equity plans for employees and non-employee directors of $343 million. As of April 30, 2019, the aggregate stock compensation remaining to be amortized to costs and expenses was approximately $3.6 billion. The Company will amortize this stock compensation balance as follows: $1.1 billion during the remaining nine months of fiscal 2020; $1.1 billion during fiscal 2021; $825 million during fiscal 2022; $468 million during fiscal 2023 and $57 million during fiscal 2024. The expected amortization reflects only outstanding stock awards as of April 30, 2019 and assumes no forfeiture activity. The aggregate stock compensation remaining to be amortized to costs and expenses will be recognized over a weighted average period of 2 years.
Shares reserved and available for future issuance as of April 30, 2019 and January 31, 2019 were 100 million shares and 115 million shares, respectively.
9. Income Taxes
Effective Tax Rate
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. For the three months ended April 30, 2019, the Company reported a tax provision of $90 million on a pretax income of $482 million, which resulted in an effective tax rate of 19 percent. The Company's effective tax rate differs from the U.S. statutory rate of 21 percent primarily due to excess tax benefits from stock-based compensation offset by profitable jurisdictions outside of the United States subject to tax rates greater than 21 percent.
For the three months ended April 30, 2018, the Company reported a tax provision of $41 million on a pretax income of $385 million, which resulted in an effective tax rate of 11 percent and was primarily from profitable jurisdictions outside of the United States.
Unrecognized Tax Benefits and Other Considerations
The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. Certain prior year tax returns are currently being examined or reviewed by various taxing authorities in countries including the United States, United Kingdom and Germany. In March 2017, the Company received the final notice of proposed adjustments primarily related to transfer pricing issues from the Internal Revenue Service. The Company has been appealing the proposed adjustments and is awaiting the final outcome. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the tax audits cannot be predicted with certainty, if any issues arising in the Company's tax audits progress in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future. Any adjustments resulting from the U.S. audits may have a significant impact to the Company's tax provision. In addition, the Company anticipates it is reasonably possible that a decrease of unrecognized tax benefits up to approximately $3 million may occur in the next 12 months, as the applicable statutes of limitations lapse.
10. Earnings Per Share
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
A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is as follows (in millions):

1	Three Months Ended April 30,
	2019	2018
Numerator:
Net income	$392	$344
Denominator:
Weighted-average shares outstanding for basic earnings per share	771	729
Effect of dilutive securities:
Convertible senior notes which matured in April 2018	0	4
Employee stock awards	22	17
Warrants which settled in June and July 2018	0	4
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	793	754

The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive (in millions):

	Three Months Ended April 30,
	2019	2018
Employee stock awards	3	3

11. Leases and Other Commitments
Leases
The Company has operating leases for corporate offices, data centers, and equipment under non-cancelable operating leases with various expiration dates. The leases have remaining terms of 1 year to 23 years, some of which include options to extend for up to 5 years, and some of which include options to terminate within 1 year.

The components of lease expense were as follows (in millions):

Three Months Ended April 30, 2019
Operating lease cost	$206

Finance lease cost:
Amortization of right-of-use assets	$16
Interest on lease liabilities	6
Total finance lease cost	$22
Supplemental cash flow information related to operating and finance leases was as follows (in millions):

Three Months Ended April 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$182
Operating cash outflows for finance leases	4
Financing cash outflows for finance leases	2
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	159

Supplemental balance sheet information related to operating and finance leases was as follows (in millions):

As of April 30, 2019
Operating leases:
Operating lease right-of-use assets	$2,854

Operating lease liabilities, current	$675
Noncurrent operating lease liabilities	2,383
Total operating lease liabilities	$3,058

Finance leases:
Buildings and building improvements	$325
Computers, equipment and software	618
Accumulated depreciation	(506)
Property and equipment, net	$437

Accrued expenses and other liabilities	$178
Other noncurrent liabilities	359
Total finance lease liabilities	$537
Other information related to leases was as follows:

As of April 30, 2019
Weighted average remaining lease term
Operating leases	7 years
Finance leases	14 years
Weighted average discount rate
Operating leases	2.8%
Finance leases	4.5%

The weighted average remaining lease term for real estate leases with multiple floors with different lease end dates is calculated based on the lease end date for each individual floor.
As of April 30, 2019, the maturities of lease liabilities under non-cancelable operating and finance leases are as follows (in millions):

	Operating Leases	Finance Leases
Fiscal Period:
Remaining nine months of Fiscal 2020	$557	$174
Fiscal 2021	669	67
Fiscal 2022	470	23
Fiscal 2023	337	23
Fiscal 2024	276	24
Thereafter	1,109	434
Total minimum lease payments	3,418	745
Less: Imputed interest	(360)	(208)
Total	$3,058	$537

Operating lease amounts above do not include sublease income. The Company has entered into various sublease agreements with third parties. Under these agreements, the Company expects to receive sublease income of approximately $21 million in the remainder of fiscal 2020, $127 million in the next four years and $73 million thereafter.
The Company’s lease terms may include options to extend or terminate the lease. These options are reflected in the Company's future contractual obligations when it is reasonably certain that the Company will exercise that option. The Company did not use hindsight when determining lease term, therefore, as of April 30, 2019, renewal options are only included for the Company's finance lease for 350 Mission.
As of April 30, 2019, the Company has additional operating leases that have not yet commenced totaling $2.0 billion and therefore not reflected on the condensed consolidated balance sheet and tables above. These operating leases include agreements for office facilities to be constructed. These operating leases will commence between fiscal year 2021 and fiscal year 2025 with lease terms of 9 to 17 years.
Of the total operating lease commitment balance, including leases not yet commenced, of $5.4 billion, approximately $4.7 billion is related to facilities space. The remaining commitment amount is primarily related to equipment.
Letters of Credit
As of April 30, 2019, the Company had a total of $93 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through May 2033
12. Legal Proceedings and Claims
In the ordinary course of business, the Company is or may be involved in various legal or regulatory proceedings, claims or purported class actions related to alleged infringement of third-party patents and other intellectual property rights, commercial, corporate and securities, labor and employment, wage and hour and other claims. The Company has been, and may in the future be put on notice or sued by third-parties for alleged infringement of their proprietary rights, including patent infringement.
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
13. Related-Party Transactions
In January 1999, the Salesforce.com Foundation, also referred to as the Foundation, was chartered on an idea of leveraging the Company’s people, technology and resources to help improve communities around the world. The Company calls this integrated philanthropic approach the 1-1-1 model. Beginning in 2008, Salesforce.org, which was a non-profit public benefit corporation, was established to resell the Company's services to nonprofit organizations and certain higher education organizations. As discussed below, in June 2019, the Company and Salesforce.org completed a business combination.
The Company’s Chairman is the chairman of the Foundation and, prior to the closing of the business combination, was the chairman of Salesforce.org. The Company’s Chairman holds one of the three Foundation board seats. Prior to the closing of the business combination, the Company’s Chairman, one of the Company’s employees and one of the Company’s board members held three of Salesforce.org’s eight board seats. Prior to the closing of the business combination, the Company did not control the Foundation’s or Salesforce.org's activities, and accordingly, the Company did not consolidate either of the related entities' statement of activities with its financial results.
Since the Foundation’s and Salesforce.org’s inception, the Company provided at no charge certain resources to those entities' employees such as office space, furniture, equipment, facilities, services and other resources. The value of these items was approximately $4 million and $4 million for the three months ended April 30, 2019 and 2018, respectively.
Additionally, the Company allowed Salesforce.org to donate subscriptions of the Company’s services to other qualified non-profit organizations. The Company also allowed Salesforce.org to resell the Company’s service to non-profit organizations and certain education entities. The Company did not charge Salesforce.org for these subscriptions, therefore income from subscriptions sold to non-profit organizations was donated back to the community through charitable grants made by the Foundation and Salesforce.org. The value of the subscriptions sold by Salesforce.org pursuant to the reseller agreement, as amended, was approximately $76 million and $56 million for the three months ended April 30, 2019 and 2018, respectively.
As disclosed in Note 14 "Subsequent events", in April 2019, the Company announced its intent to reorganize its relationship with Salesforce.org. The Company will account for the transaction as a business combination. Upon the closing of the transaction in June 2019, the Company settled all existing agreements between the Company and Salesforce.org, described above. This transaction will not change the relationship and accounting considerations with the Foundation, as described above.
14. Subsequent Events
In May 2019, the Company acquired all outstanding stock of MapAnything, Inc. (“MapAnything”). MapAnything integrates map-based visualization, asset tracking and route optimization for field sales and service teams. Beginning with the fiscal quarter ended July 31, 2019, the Company will include the financial results of MapAnything in its condensed consolidated financial statements from the date of the acquisition. The total estimated consideration for MapAnything was approximately $225 million. The Company had a $25 million, or approximately 14 percent, noncontrolling equity interest from a prior investment in MapAnything that was settled upon closing of the acquisition.
In April 2019, the Company announced that Salesforce.org, the independent nonprofit social enterprise that resells the Company's service offerings to not-for-profit and higher education organizations, would be combined with the Company and the Company would pay a one-time cash purchase price of $300 million for all shares of Salesforce.org, payable to the independent, non-consolidated Foundation, which is considered a related party as discussed in Note 13. In connection with the combination, Salesforce.org converted from a California nonprofit public benefit corporation to a California business corporation with shares of stock. In May 2019, the Attorney General of the State of California approved the closing of the combination and in June 2019, the business combination closed. Upon the closing of the transaction, the Company settled all existing agreements between the Company and Salesforce.org, as further described in Note 13 "Related-Party Transactions." At that time, the Company, as part of business combination accounting, recorded a one-time, non-cash operating expense charge of approximately $200 million related to the settlement of these existing agreements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “assumes,” “may,” “should,” “could,” “would,” “foresees,” “forecasts,” “predicts,” “targets,” variations of such words and similar expressions are intended to identify such forward-looking statements, which may consist of, among other things, trend analyses and statements regarding future events, future financial performance, anticipated growth and industry prospects. These forward-looking statements are based on current expectations, estimates and forecasts, as well as the beliefs and assumptions of our management, and are subject to risks and uncertainties that are difficult to predict, including: the effect of general economic and market conditions; the impact of geopolitical events; the impact of foreign currency exchange rate and interest rate fluctuations on our results; our business strategy and our plan to build our business, including our strategy to be the leading provider of enterprise cloud computing applications and platforms; the pace of change and innovation in enterprise cloud computing services; the seasonal nature of our sales cycles; the competitive nature of the market in which we participate; our international expansion strategy; our service performance and security, including the resources and costs required to avoid unanticipated downtime and prevent, detect and remediate potential security breaches; the expenses associated with new data centers and third-party infrastructure providers; additional data center capacity; real estate and office facilities space; our operating results and cash flows; new services and product features; our strategy of acquiring or making investments in complementary businesses, joint ventures, services, technologies and intellectual property rights; the performance and fair value of our investments in complementary businesses through our strategic investment portfolio; our ability to realize the benefits from strategic partnerships, joint ventures and investments; the impact of future gains or losses from our strategic investment portfolio including gains or losses from overall market conditions that may affect the publicly traded companies within our strategic investment portfolio; our ability to execute our business plans; our ability to successfully integrate acquired businesses and technologies; our ability to continue to grow unearned revenue and remaining performance obligation; our ability to protect our intellectual property rights; our ability to develop our brands; our reliance on third-party hardware, software and platform providers; our dependency on the development and maintenance of the infrastructure of the Internet; the effect of evolving domestic and foreign government regulations, including those related to the provision of services on the Internet, those related to accessing the Internet, and those addressing data privacy, cross-border data transfers and import and export controls; the valuation of our deferred tax assets and the release of related valuation allowances; the potential availability of additional tax assets in the future; the impact of new accounting pronouncements and tax laws; uncertainties affecting our ability to estimate our tax rate; the impact of expensing stock options and other equity awards; the sufficiency of our capital resources; factors related to our 2023 and 2028 senior notes, revolving credit facility, 2021 term loan and loan associated with 50 Fremont; compliance with our debt covenants and lease obligations; current and potential litigation involving us; and the impact of climate change. These and other risks and uncertainties may cause our actual results to differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below under “Risk Factors” and elsewhere in this report for additional detail regarding factors that may cause actual results to be different than those expressed in our forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.
Overview
We are a global leader in customer relationship management ("CRM") technology that enables companies to improve their relationships and interactions with customers. We introduced our first CRM solution in 2000, and we have since expanded our service offerings with new editions, features and platform capabilities. Our core mission is to empower our customers of every size and industry to connect with their customers in new ways through existing and emerging technologies, including cloud, mobile, social, Internet of Things ("IoT") and artificial intelligence ("AI").
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
We believe the factors that will influence our ability to achieve our objectives include: our prospective customers’ willingness to migrate to enterprise cloud computing services; our ability to maintain a balanced portfolio of products and customers; the availability, performance and security of our service offerings; our ability to continue to release, and gain customer acceptance of, new and improved features; our ability to successfully integrate acquired businesses and technologies; successful customer adoption and utilization of our service; our ability to continue to meet new and evolving privacy laws and regulations; acceptance of our service offerings in markets where we have few customers; the emergence of additional competitors in our market and improved product offerings by existing and new competitors; the location of new data centers that we operate as well as the new locations of services provided by third-party cloud computing platform providers; third-party developers’ willingness to develop applications on our platforms; our ability to attract new personnel and retain and motivate current personnel; and general economic conditions, which could affect our customers’ ability and willingness to purchase our services, delay our customers’ purchasing decision or affect attrition rates.
To address these factors, we will need to, among other things, continue to add substantial numbers of paying subscriptions, upgrade our customers to fully featured versions or arrangements, provide high quality technical support to our customers, encourage the development of third-party applications on our platforms, realize the benefits from our strategic partnerships and continue to focus on retaining customers at the time of renewal. Our plans to invest for future growth include the continued expansion of our data center capacity, whether internally or through the use of third parties, the hiring of additional personnel, particularly in direct sales, other customer-related areas and research and development, the expansion of domestic and international selling and marketing activities, specifically in our top markets, the continued development of our brands, the addition of distribution channels, the upgrade of our service offerings, the continued development of services including Community Cloud and Industry Clouds, the integration of new and acquired technologies such as Commerce Cloud, AI and Salesforce Quip, the expansion of our Marketing Cloud, Salesforce Platform core service offerings and Integration Cloud, and additions to our global infrastructure.
We also regularly evaluate acquisitions or investment opportunities in complementary businesses, joint ventures, services and technologies and intellectual property rights in an effort to expand our service offerings through a disciplined and thoughtful acquisition process. We expect to continue to make such investments and acquisitions in the future and we plan to reinvest a significant portion of our incremental revenue in future periods to grow our business and continue our leadership role in the cloud computing industry. As part of our growth strategy, we are delivering innovative solutions in new categories, including analytics, e-commerce, AI, IoT and collaborative productivity tools. We drive innovation organically and to a lesser extent through acquisitions, such as our acquisitions of MuleSoft, Inc. ("Mulesoft") and Datorama, Inc. ("Datorama"). As a result of our aggressive growth plans and integration of our previously acquired businesses, we have incurred significant expenses from equity awards and amortization of purchased intangibles, which have reduced our operating income. We remain focused on improving operating margins.
Our typical subscription contract term is 12 to 36 months, although terms range from one to 60 months, so during any fiscal reporting period only a subset of active subscription contracts is eligible for renewal. We calculate our attrition rate as of the end of each month. Our attrition rate, including the Marketing Cloud service offering but excluding our Commerce Cloud and Integration Cloud service offerings, was less than ten percent as of April 30, 2019. While it is difficult to predict, we expect our attrition rate to remain consistent as we continue to expand our enterprise business and invest in customer success and related programs.
We periodically make changes to our sales organization to position us for long-term growth and, in the first quarter fiscal 2020, these were slightly more pronounced than usual. We believe that the effect of these changes contributed to slower recent growth in new business than anticipated. However, there was no material impact to our remaining performance obligation or revenues for the three-month period ended April 30, 2019. We could experience some effects from these organizational changes in future periods, but we do not expect these changes to have a material adverse effect on our business or our ability to meet our near-term or long-term revenue targets. Slower growth in new business in any given period could negatively affect our revenues in future periods, as well as remaining performance obligation, particularly if experienced on a sustained basis.

We expect marketing and sales costs, which were 45 percent and 44 percent of total revenues for the three months ended April 30, 2019 and 2018, respectively, to continue to represent a substantial portion of total revenues in the future as we seek to grow our customer base, sell more products to existing customers, and continue to build greater brand awareness.
The expanding global scope of our business exposes us to risk of fluctuations in foreign currency markets. Fluctuations in foreign currency exchange rates negatively impacted our revenue results for the three months ended April 30, 2019 and negatively impacted our remaining performance obligation as of April 30, 2019. We expect these fluctuations to continue for the remainder of fiscal 2020.
Effective on February 1, 2019, we prospectively adopted the provisions and expanded disclosure requirements described in Topic 842. Upon adoption, we recorded operating lease right-of-use (“ROU”) assets of approximately $2.9 billion and corresponding operating lease liabilities of $3.1 billion on our condensed consolidated balance sheets.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2020, for example, refer to the fiscal year ending January 31, 2020.
Operating Segments
We operate as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by our chief operating decision makers, Marc Benioff, who is the co-chief executive officer and the chairman of the board, and Keith Block, who is the co-chief executive officer, in deciding how to allocate resources and assess performance. Over the past few years, we have completed a number of acquisitions, including the acquisitions of MuleSoft and Datorama in fiscal 2019. These acquisitions have allowed us to expand our offerings, presence and reach in various market segments of the enterprise cloud computing market. While we have offerings in multiple enterprise cloud computing market segments, including as a result of our acquisitions, our business operates in one operating segment because most of our offerings operate on a single customer success platform and are deployed in a nearly identical way, and our chief operating decision makers evaluate our financial information and resources and assess the performance of these resources on a consolidated basis. Since we operate as one operating segment, all required financial segment information can be found in the consolidated financial statements.
Sources of Revenues
We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our enterprise cloud computing services (collectively, "Cloud Services"), software licenses, and from customers paying for additional support beyond the standard support that is included in the basic subscription fees; and (2) related professional services such as process mapping, project management, implementation services and other revenue. “Other revenue” consists primarily of training fees. Subscription and support revenues accounted for approximately 94 percent of our total revenues for the three months ended April 30, 2019. Subscription revenues are driven primarily by the number of paying subscribers, varying service types, and the price of our service and renewals. We define a “customer” as a separate and distinct buying entity (e.g., a company, a distinct business unit of a large corporation, a partnership, etc.) that has entered into a contract to access our enterprise cloud computing services. These contracts include "new business" which are sales to new customers, upgrades and additional subscriptions from existing customers, and renewals.
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
In situations where a customer purchases multiple cloud offerings, such as through an Enterprise License Agreement, we allocate the contract value to each core service offering based on the customer’s estimated product demand plan, the service that was provided at the inception of the contract, and standalone selling price ("SSP") of those products. We do not update these allocations based on actual product usage during the term of the contract. We have allocated approximately 18 percent and 17 percent of our total subscription and support revenues for the three months ended April 30, 2019 and 2018, respectively, based on customers’ estimated product demand plans.

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
The sequential quarterly changes in accounts receivable and the related unearned revenue and operating cash flow during the first quarter of our fiscal year are not necessarily indicative of the billing activity that occurs for the following quarters as displayed below (in millions):

April 30, 2019
Fiscal 2020
Accounts receivable, net	$2,153
Unearned revenue	7,585
Operating cash flow	1,965

	January 31, 2019	October 31, 2018	July 31, 2018	April 30, 2018
Fiscal 2019
Accounts receivable, net	$4,924	$2,037	$1,980	$1,763
Unearned revenue	8,564	5,376	5,883	6,201
Operating cash flow	1,331	143	458	1,466

	January 31, 2018	October 31, 2017	July 31, 2017	April 30, 2017
Fiscal 2018
Accounts receivable, net	$3,921	$1,522	$1,572	$1,442
Unearned revenue	6,995	4,312	4,749	4,969
Operating cash flow	1,052	125	331	1,230
The unearned revenue balance on our condensed consolidated balance sheets does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Transaction price allocated to the remaining performance obligations ("Remaining Performance Obligation"), represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Remaining Performance Obligation is not necessarily indicative of future revenue growth and is influenced by several factors, including seasonality, the timing of renewals, average contract terms, foreign currency exchange rates and fluctuations in new business growth. Unbilled portions of the remaining performance obligation denominated in foreign currencies are revalued each period based on the period end exchange rates. For multi-year subscription agreements billed annually, the associated unbilled balance and corresponding Remaining Performance Obligation is typically high at the beginning of the contract period, zero just prior to renewal, and increases if the agreement is renewed. Low Remaining Performance Obligation attributable to a particular subscription agreement is often associated with an impending renewal and may not be an indicator of the likelihood of renewal or future revenue from such customer.
Remaining Performance Obligation consisted of the following (in billions):

	Current	Noncurrent	Total
As of April 30, 2019	$11.8	$13.1	$24.9	(1)
As of January 31, 2019	$11.9	$13.8	$25.7	(2)
As of October 31, 2018	$10.0	$11.2	$21.2	(3)
As of July 31, 2018	$9.8	$11.2	$21.0	(4)
As of April 30, 2018	$9.6	$10.8	$20.4
As of January 31, 2018	$9.6	$11.0	$20.6
(1) Includes approximately $500 million of Remaining Performance Obligation related to the MuleSoft acquisition.
(2) Includes approximately $450 million of Remaining Performance Obligation related to the MuleSoft acquisition.
(3) Includes approximately $300 million of Remaining Performance Obligation related to the MuleSoft acquisition.
(4) Includes approximately $200 million of Remaining Performance Obligation related to the MuleSoft acquisition.
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
We intend to continue to invest additional resources in our enterprise cloud computing services. For example, we have invested in additional database software and hardware and we plan to increase the capacity that we are able to offer globally through data centers and third-party infrastructure providers. In addition, we intend to continue to invest additional resources in enhancing our trust and cyber security measures. As we acquire new businesses and technologies, the amortization expense associated with the purchase of acquired developed technology will be included in cost of revenues. Additionally, as we enter into new contracts with third parties for the use of their technology, services or data, or as our sales volume grows, the fees paid to use such technology or services may increase. Finally, we expect the cost of professional services to be approximately in line with revenues from professional services as we believe this investment in professional services facilitates the adoption of our service offerings. The timing of these additional expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in the affected periods.
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
We believe that of our significant accounting policies, which are described in Note 1 “Summary of Business and Significant Accounting Policies” to our condensed consolidated financial statements, the following accounting policies and specific estimates involve a greater degree of judgment and complexity. Accordingly, these are the policies and estimates we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations:

•	the SSP of performance obligations for revenue contracts with multiple performance obligations;

•	the average period of benefit associated with costs capitalized to obtain revenue contracts;

•	the fair value of assets acquired and liabilities assumed for business combinations;

•	the recognition, measurement and valuation of current and deferred income taxes and uncertain tax positions; and

•	the valuation of privately held strategic investments.

Results of Operations
The following tables set forth selected data for each of the periods indicated (in millions):

1	Three Months Ended April 30,
	2019	% of Total Revenues	2018	% of Total Revenues
Revenues:
Subscription and support	$3,496	94%	$2,810	93%
Professional services and other	241	6	196	7
Total revenues	3,737	100	3,006	100
Cost of revenues (1)(2):
Subscription and support	678	18	573	19
Professional services and other	236	6	194	7
Total cost of revenues	914	24	767	26
Gross profit	2,823	76	2,239	74
Operating expenses (1)(2):
Research and development	554	15	424	14
Marketing and sales	1,697	45	1,329	44
General and administrative	362	10	295	10
Total operating expenses	2,613	70	2,048	68
Income from operations	210	6	191	6
Gains on strategic investments, net	281	7	211	7
Other expense	(9)	0	(17)	0
Income before provision for income taxes	482	13	385	13
Provision for income taxes	(90)	(3)	(41)	(2)
Net income	$392	10%	$344	11%
(1) Amounts related to amortization of intangible assets acquired through business combinations, as follows (in millions):

	Three Months Ended April 30,
	2019	% of Total Revenues	2018	% of Total Revenues
Cost of revenues	$61	2%	$39	1%
Marketing and sales	68	2	30	1
(2) Amounts related to stock-based expenses, as follows (in millions):

	Three Months Ended April 30,
	2019	% of Total Revenues	2018	% of Total Revenues
Cost of revenues	$43	1%	$34	1%
Research and development	81	2	66	2
Marketing and sales	177	5	120	4
General and administrative	42	1	32	1

Three Months Ended April 30, 2019 and 2018
Revenues.

	Three Months Ended April 30,		Variance
(in millions)	2019	2018	Dollars	Percent
Subscription and support	$3,496	$2,810	$686	24%
Professional services and other	241	196	45	23
Total revenues	$3,737	$3,006	$731	24
The increase in subscription and support revenues was primarily caused by volume-driven increases from new business, which includes new customers, upgrades and additional subscriptions from existing customers. Approximately $77 million of revenue was recognized at a point in time, which includes the portion of software subscriptions allocated to the on-premise software element. Our acquisition of MuleSoft in May 2018 contributed $170 million to total revenues in the three months ended April 30, 2019.
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
Subscription and Support Revenue by Cloud Service Offering
All of the cloud offerings that we offer to customers are grouped into four major cloud service offerings. Subscription and support revenues consisted of the following (in millions):

	Three Months Ended April 30,
	2019	2018	Variance Percent
Sales Cloud	$1,073	$965	11%
Service Cloud	1,020	848	20%
Salesforce Platform and Other	842	575	46%
Marketing and Commerce Cloud	561	422	33%
Total	$3,496	$2,810
As required under U.S. GAAP, we recorded unearned revenue related to acquired contracts from MuleSoft at fair value on the date of acquisition. As a result, we did not recognize certain revenues related to these acquired contracts that MuleSoft would have otherwise recorded as an independent entity. Of the $842 million subscription and support revenue for Salesforce Platform and Other for the three months ended April 30, 2019, approximately $140 million was attributed to MuleSoft.
Subscription and support revenues from the Community Cloud, Quip and our Industry Offerings were not significant in the three months ended April 30, 2019 and 2018. Quip revenue is included with Salesforce Platform and Other in the table above. Our Industry Offerings and Community Cloud revenue are included in either Sales Cloud, Service Cloud or Salesforce Platform and Other depending on the primary service offering purchased. MuleSoft is included in Salesforce Platform and Other.
Revenues by geography were as follows:

	Three Months Ended April 30,
(in millions)	2019	As a % of Total Revenues	2018	As a % of Total Revenues	Variance Percent
Americas	$2,617	70%	$2,101	70%	25%
Europe	755	20	606	20	25
Asia Pacific	365	10	299	10	22
	$3,737	100%	$3,006	100%	24

Revenues by geography are determined based on the region of the Salesforce contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 96 percent during the three months ended April 30, 2019 and 2018.
Revenues in Europe and Asia Pacific accounted for $1.1 billion, or 30 percent of total revenues, for the three months ended April 30, 2019, compared to $0.9 billion, or 30 percent of total revenues, during the same period a year ago, an increase of $0.2 billion, or 24 percent. The increase in revenues outside of the Americas was the result of the increasing acceptance of our services, our focus on marketing our services internationally and investment in additional international resources. Revenues outside of the Americas decreased by approximately $60 million in the three months ended April 30, 2019 compared to the three months ended April 30, 2018 due to foreign currency fluctuations primarily as a result of the weakening British Pound Sterling. We expect foreign currency fluctuations to continue to negatively affect our overall revenues outside of the Americas for the remaining nine months of fiscal 2020.
Cost of Revenues.

	Three Months Ended April 30,		Variance Dollars
(in millions)	2019	2018
Subscription and support	$678	$573	$105
Professional services and other	236	194	42
Total cost of revenues	$914	$767	$147
Percent of total revenues	24%	26%
The increase in cost of revenues was primarily due to an increase of $32 million in employee-related costs, an increase of $9 million in stock-based expenses, an increase of $51 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of amortization of purchased intangible assets of $22 million and an increase in allocated overhead. We have increased our headcount by 15 percent since April 30, 2018 to meet the higher demand for services from our customers, of which a component was also due to the acquisition of MuleSoft in May 2018. We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity to allow us to scale with our customers and continuously evolve our security measures. We also plan to add employees in our professional services group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in future periods.
The cost of professional services and other revenues was $236 million during the three months ended April 30, 2019 resulting in positive gross margin of $5 million. The cost of professional services and other revenues was $194 million during the three months ended April 30, 2018 resulting in positive gross margin of $2 million. We expect the cost of professional services to be approximately in line with revenues from professional services in future fiscal quarters. We believe that this investment in professional services facilitates the adoption of our service offerings.
Operating Expenses.

	Three Months Ended April 30,		Variance Dollars
(in millions)	2019	2018
Research and development	$554	$424	$130
Marketing and sales	1,697	1,329	368
General and administrative	362	295	67
Total operating expenses	$2,613	$2,048	$565
Percent of total revenues	70%	68%
The increase in research and development expenses was primarily due to an increase of approximately $92 million in employee-related costs, an increase of $15 million in stock-based expenses, an increase in our development and test data center costs and allocated overhead. We increased our research and development headcount by 30 percent since April 30, 2018 in order to improve and extend our service offerings, develop new technologies, and integrate acquired companies. Additionally, a component of our increased headcount was also due to the acquisition of MuleSoft in May 2018. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to invest in additional employees and technology to support the development of new, and improve existing, technologies and the integration of acquired technologies.
The increase in marketing and sales expenses was primarily due to an increase of $202 million in employee-related costs and amortization of deferred commissions, an increase of $57 million in stock-based expenses, an increase in amortization of purchased intangible assets of $38 million, and allocated overhead. Our marketing and sales headcount increased by 26 percent since April 30, 2018, of which a component was due to the acquisition of MuleSoft in May 2018. The increase in headcount was primarily attributable to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. We expect that marketing and sales expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to hire additional sales personnel.
The increase in general and administrative expenses was primarily due to an increase in employee-related costs. Our general and administrative headcount increased by 24 percent since April 30, 2018 as we added personnel to support our growth as well as an increase due to the acquisition of MuleSoft in May 2018.
Other income and expense.

	Three Months Ended April 30,		Variance Dollars
(in millions)	2019	2018
Gains on strategic investments, net	$281	$211	$70
Other expense	(9)	(17)	8
Gains on strategic investments, net consists primarily of mark-to-market adjustments related to our publicly held equity securities, observable price adjustments related to our privately held equity securities and other adjustments. The gains were primarily due to the mark-to-market of one privately held investment of approximately $106 million during the three months ended April 30, 2019 as well as mark-to-market adjustments to our publicly traded securities of $150 million during the three months ended April 30, 2019 as compared to $211 million in the three months ended April 30, 2018.
Other expense primarily consists of interest expense on our debt and operating and finance leases of $35 million and $34 million during the three months ended April 30, 2019 and 2018, respectively, offset by interest income of $26 million and $16 million during the three months ended April 30, 2019 and 2018, respectively. Investment income increased approximately $10 million due to higher interest income across our portfolio, which is primarily a result of increasing interest rates.
Provision for income taxes.

	Three Months Ended April 30,		Variance Dollars
(in millions)	2019	2018
Provision for income taxes	$(90)	$(41)	$(49)
Effective tax rate	19%	11%
In the three months ended April 30, 2019, we recorded a tax provision of $90 million on a pretax income of $482 million. Our tax provision increased $49 million compared to the three months ended April 30, 2018. The increase was primarily due to higher U.S. income tax provision after the valuation allowance release against the majority of our U.S. deferred tax assets in fiscal 2019, offset by excess tax benefits from stock-based compensation.
In the three months ended April 30, 2018, we recorded a tax provision of $41 million on a pretax income of $385 million. The tax provision recorded was primarily related to income taxes in profitable jurisdictions outside of the United States.
Liquidity and Capital Resources
At April 30, 2019, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $6.4 billion and accounts receivable of $2.2 billion. Our cash, cash equivalents and marketable securities are comprised primarily of corporate notes and obligations, U.S. treasury securities, asset backed securities, foreign government obligations, mortgage backed obligations, time deposits, money market mutual funds and municipal securities.
As of April 30, 2019, our remaining performance obligation was $24.9 billion. Our remaining performance obligation represents contracted revenue that has not yet been recognized and includes unearned revenue, which has been invoiced and is recorded on the balance sheet, and unbilled amounts that are not recorded on the balance sheet, that will be recognized as revenue in future periods.
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

We do not believe the adoption of Topic 842 will impact the cost of or limit our borrowing capacity from third party lenders.
Cash Flows
For the three months ended April 30, 2019 and 2018, our cash flows were as follows (in millions):

1	Three Months Ended April 30,
	2019	2018
Net cash provided by operating activities	$1,965	$1,466
Net cash provided by (used in) investing activities	(726)	276
Net cash provided by financing activities	207	1,625
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
Our working capital accounts include accounts receivable, costs capitalized to obtain revenue contracts, prepaid assets and other current assets. Claims against working capital include accounts payable, accrued expenses and other liabilities, operating lease liabilities, current and unearned revenue. Our working capital may be impacted by factors in future periods such as billings to customers for subscriptions and support services, and the subsequent collection of those billings, certain amounts and timing of which are seasonal. Our working capital in some quarters may be impacted by adverse foreign currency exchange rate movements and this impact may increase as our working capital balances increase in our foreign subsidiaries. Our billings are also influenced by new business linearity within the quarters and across the quarters.
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
The net cash used in investing activities during the three months ended April 30, 2019 primarily related to the purchases of marketable securities of $734 million. The net cash provided by investing activities during the three months ended April 30, 2018 primarily related to sales and maturities of marketable securities of $986 million, which were offset by the cash outflows for the period from purchases of marketable securities of $263 million, acquisitions of $182 million and new office build-outs and capital investments of $122 million.
Net cash provided by financing activities during the three months ended April 30, 2019 consisted primarily of $219 million from proceeds from equity plans. Net cash provided by financing activities during the three months ended April 30, 2018 consisted primarily of $2.5 billion from proceeds from issuance of debt and $201 million from proceeds from equity plans offset by $1.0 billion in repayments of debt.

Debt
The carrying values of our borrowings were as follows (in millions):

Instrument	Date of issuance	Maturity date	Effective interest rate for the three months ended April 30, 2019	April 30, 2019	January 31, 2019
2021 Term Loan	May 2018	May 2021	3.37%	$500	$499
2023 Senior Notes	April 2018	April 2023	3.26%	993	993
2028 Senior Notes	April 2018	April 2028	3.70%	1,488	1,488
Loan assumed on 50 Fremont	February 2015	June 2023	3.75%	196	196
Total carrying value of debt				3,177	3,176
Less current portion of debt				(4)	(3)
Total noncurrent debt				$3,173	$3,173
As of April 30, 2019, we have senior unsecured debt outstanding due in 2021, 2023 and 2028 with a total carrying value of $3.0 billion. In addition, we have senior secured notes outstanding related to our loan on 50 Fremont due in 2023 with a total carrying value of $196 million. We were in compliance with all debt covenants as of April 30, 2019.
We maintain a revolving loan credit agreement that provides for $1.0 billion unsecured financing ("Credit Facility") that matures in April 2023. We may use the proceeds of future borrowings under the Credit Facility for refinancing other indebtedness, working capital, capital expenditures and other general corporate purposes, including permitted acquisitions. There were no outstanding borrowings under the Credit Facility as of April 30, 2019.
As of April 30, 2019, we have a total of $93 million in letters of credit outstanding in favor of certain landlords for office space. To date, no amounts have been drawn against the letters of credit, which renew annually and expire at various dates through May 2033.
We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.
Contractual Obligations
Our principal commitments consist of obligations under leases for office space, co-location data center facilities and our development and test data center, as well as leases for computer equipment, software, furniture and fixtures, excluding all secured and unsecured debt. At April 30, 2019, the future non-cancelable minimum payments under these commitments were as follows (in millions):

	Operating Leases (1)	Finance Leases
Fiscal Period:
Remaining nine months of Fiscal 2020	$557	$174
Fiscal 2021	669	67
Fiscal 2022	470	23
Fiscal 2023	337	23
Fiscal 2024	276	24
Thereafter	1,109	434
Total minimum lease payments	$3,418	$745
(1) Operating leases do not include sublease income. We have entered into various sublease agreements with third parties. Under these agreements, we expect to receive sublease income of approximately $21 million in the remainder of fiscal year 2020, $127 million in the next four years and $73 million thereafter.
Our lease terms may include options to extend or terminate the lease. These options are reflected in our future contractual obligations when it is reasonably certain that we will exercise that option.
The majority of our operating lease agreements provide us with the option to renew. Our future operating lease obligations would change if we exercised these options and if we entered into additional operating lease agreements as we expand our operations.

As of April 30, 2019, we have additional operating leases that have not yet commenced totaling $2.0 billion. These operating leases include agreements for office facilities to be constructed and will commence between fiscal year 2021 and fiscal year 2025 with lease terms of 9 to 17 years.
During fiscal 2020 and in future fiscal years, we have made and expect to continue to make additional investments in our infrastructure to scale our operations, increase productivity and enhance our security measures. We plan to upgrade or replace various internal systems to scale with our overall growth. Additionally, we expect capital expenditures to be higher in absolute dollars and remain consistent as a percentage of total revenues in future periods as a result of continued office build-outs, other leasehold improvements and data center investments.
Upcoming Business Combinations
In May 2019, we acquired all outstanding stock of MapAnything, Inc. (“MapAnything”), in exchange for approximately $225 million. In addition, in June 2019, we acquired all outstanding shares of Salesforce.org in exchange for approximately $300 million.
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
Foreign Currency Exchange Risk
We primarily conduct our business in the following locations: the United States, Europe, Canada, Asia Pacific and Japan. The expanding global scope of our business exposes us to risk of fluctuations in foreign currency markets. This exposure is the result of selling in multiple currencies, growth in our international investments, including data center expansion, costs associated with third-party infrastructure providers, additional headcount in foreign countries and operating in countries where the functional currency is the local currency. Specifically, our results of operations and cash flows are subject to fluctuations in the following currencies: the Euro, British Pound Sterling, Canadian Dollar, Australian Dollar and Japanese Yen against the United States Dollar (“USD”). These exposures may change over time as business practices evolve and economic conditions change. Changes in foreign currency exchange rates could have an adverse impact on our financial results and cash flows.
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
In fiscal 2020, we began transitioning away from this UK-centralized European structure to enable some of our local subsidiaries within Europe to invoice customers directly and thereby recognize revenues, operating expenses and corresponding balance sheet accounts in local currencies. With the change to local invoicing in some markets, we expect better alignment between our revenue and expenses in the local currency, thereby reducing our foreign currency exposure.
The U.K. held a referendum in June 2016 in which a majority of voters approved an exit from the European Union ("EU") (“Brexit”). In March 2017, the UK government gave formal notice of its intention to leave the EU and started the process of negotiating the future terms of the UK's relationship with the EU. Brexit could adversely affect UK, regional (including European) and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British Pound and Euro. We have evaluated and started to implement initiatives, such as the commitment to invest resources in Dublin, Ireland, that could partially mitigate the impact Brexit could have on our operations. In the three months ended April 30, 2019 and the three months ended April 30, 2018, total revenues generated in Europe were approximately 20 percent and 20 percent of total revenues, respectively, of which substantially all were recorded in our UK subsidiary. Revenues in Europe decreased by $46 million in the three months ended April 30, 2019 compared to fiscal 2018 as a result of the weakening British Pound Sterling. We recognize that there are still significant uncertainties surrounding the ultimate resolution of Brexit negotiations, and we will continue to monitor any changes that may arise and assess their potential impact on our business.
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

Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $6.4 billion at April 30, 2019. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least BBB or better. The cash, cash equivalents and marketable securities are held for general corporate purposes, including acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase or decrease in interest rates of 100-basis points at April 30, 2019 could result in a $22 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.
At January 31, 2019, we had cash, cash equivalents and marketable securities totaling $4.3 billion. The fixed-income portfolio was also subject to interest rate risk. Changes in interest rates of 100-basis points would have resulted in market value changes of $21 million.
Market Risk and Market Interest Risk
We deposit our cash with multiple financial institutions.
In addition, we maintain debt obligations that are subject to market interest risk, as follows (in millions):

Instrument	Maturity date	Principal Outstanding as of April 30, 2019	Interest Terms	Effective interest rate for the three months ended April 30, 2019
2021 Term Loan	May 2021	$500	Floating	3.37%
2023 Senior Notes	April 2023	1,000	Fixed	3.26%
2028 Senior Notes	April 2028	1,500	Fixed	3.70%
Loan assumed on 50 Fremont	June 2023	197	Fixed	3.75%
Revolving credit facility	April 2023	0	Floating	N/A
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
The borrowings under the Revolving Credit Facility bear interest, at our option, at a base rate plus a spread of 0.00% to 0.375% or an adjusted LIBOR rate plus a spread of 0.75% to 1.375%, in each case with such spread being determined based on our credit rating. Regardless of what amounts, if any, are outstanding under the revolving credit facility, we are also obligated to pay an ongoing commitment fee on undrawn amounts at a rate of 0.05% to 0.175%, with such rate being based on our public debt rating, payable in arrears quarterly. As of April 30, 2019, there was no outstanding borrowing amount under the Revolving Credit Facility.
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
We have an investment portfolio that includes strategic investments in publicly traded and privately held companies, which range from early-stage companies to more mature companies with established revenue streams and business models. The primary purpose of our investments is to create an ecosystem of enterprise cloud companies, accelerate the growth of technology startups and system integrators and create the next generation of AI, mobile applications and connected products both domestically and internationally. As the enterprise cloud computing ecosystem continues to mature, our investment opportunities have expanded to include investments in companies concurrently with an initial public offering, as well as continued investments in early to late stage companies. Our strategy is to continue investing in our ecosystem and the broader ecosystem to strengthen our strategic relationships with companies that have complementary technologies and products. We invest in both domestic and international companies and currently hold investments in all of our regions: the Americas, Europe, and Asia Pacific. We plan to continue to invest in these types of strategic investments, including in companies representing targeted geographies and targeted business and technological initiatives, as opportunities arise that we find attractive.
As of April 30, 2019, our portfolio, which consists of investments in over 240 privately held companies and five public companies, is primarily comprised of independent software vendors and system integrators. Our capital investments in these companies range from $0.1 million to approximately $105 million, with 24 investments with carrying values individually equal to or in excess of approximately $10 million as of April 30, 2019.
We record all fair value adjustments of our publicly traded and privately held equity investments through the statement of operations. As such we anticipate additional volatility to our statements of operations in future periods, due to changes in market prices of our investments in publicly held equity investments and the valuation and timing of observable price changes and impairments of our investments in privately held securities. These changes could be material based on market conditions and events. While historically our investment portfolio has had a positive impact on our financial results, that may not be true for future periods, particularly in periods of significant market fluctuations that affect our strategic investments portfolio.
We continually evaluate our investments in privately held and publicly traded companies. In certain cases, our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering. Currently, two of our five publicly held investments are subject to such a contractual obligation, which expire in the third quarter of fiscal 2020 and the first quarter of fiscal 2021.
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
(b) Management’s Report on Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officers and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the quarter covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls and assessed the impact on our financial statements from the adoption of Accounting Standards Codification 842, Leases, effective February 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

•
third-party attempts to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information to gain access to our customers’ data, our data or our IT systems;

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
A security breach or incident could result in unauthorized parties obtaining access to, or the denial of authorized access to, our IT systems or data, or our customers' systems or data, including intellectual property and proprietary, sensitive, or other confidential information. A security breach could also result in a loss of confidence in the security of our services, damage our reputation, negatively impact our future sales, disrupt our business and lead to increases in insurance premiums and legal and financial exposure and liability. Finally, the detection, prevention and remediation of known or potential security vulnerabilities, including those arising from third-party hardware or software, may result in additional financial burdens due to additional direct and indirect costs, such as additional infrastructure capacity spending to mitigate any system degradation and the reallocation of resources from development activities.
Defects or disruptions in our services could diminish demand for our services and subject us to substantial liability.
Because our services are complex and incorporate a variety of hardware, proprietary software and third-party software, our services may have errors or defects that could result in unanticipated downtime for our subscribers and harm to our reputation and our business. Cloud services frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in, and experienced disruptions to, our services and new defects or disruptions may occur in the future. Such defects could also create vulnerabilities that could inadvertently permit access to protected customer data. For example, we recently experienced a significant service disruption due to an internally deployed software update that had an unintended impact on our services for certain customers. As a precaution we immediately disabled access to our services for potentially impacted customers while we worked to remediate the issue. While we continue to evaluate the cause and impact of the disruption, we do not believe it will be material to our business, reputation or financial results.
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
Regulation related to the provision of services over the Internet is evolving, as federal, state and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and the collection, processing, storage, transfer and use of data. In some cases, data privacy laws and regulations, such as the European Union’s ("EU") General Data Protection Regulation ("GDPR") that took effect in May 2018, impose new obligations directly on Salesforce as both a data controller and a data processor, as well as on many of our customers. In addition, domestic data privacy laws, such as the California Consumer Privacy Act (“CCPA”), which will take effect in January 2020, continue to evolve and could expose us to further regulatory burdens. Further, laws such as the European Union’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, and the tracking of individuals’ online activities.
Although we monitor the regulatory environment and have invested in addressing these developments, such as GDPR and CCPA readiness, these laws may require us to make additional changes to our services to enable us or our customers to meet the new legal requirements, and may also increase our potential liability exposure through higher potential penalties for non-compliance. These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data or, in some cases, impact our ability or our customers' ability to offer our services in certain locations, to deploy our solutions, to reach current and prospective customers, or to derive insights from customer data globally. For example, ongoing legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the European Economic Area to the United States could result in further limitations on the ability to transfer data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support cross-border data transfers, such as the EU-U.S. and Swiss-U.S. Privacy Shield framework. Additionally, certain countries have passed or are considering passing laws requiring local data residency. The costs of compliance with, and other burdens imposed by, privacy laws, regulations and standards may limit the use and adoption of our services, reduce overall demand for our services, make it more difficult to meet expectations from or commitments to customers, lead to significant fines, penalties or liabilities for noncompliance, impact our reputation, or slow the pace at which we close sales transactions, any of which could harm our business.
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
We derive a significant portion of our revenue from subscriptions to our CRM enterprise cloud computing application services, and we expect this will continue for the foreseeable future. Our efforts to expand our services beyond the CRM market may not succeed and may reduce our revenue growth rate. The markets for certain of our offerings, including our Einstein artificial intelligence, data management platform and collaboration offerings, remain relatively new and it is uncertain whether our efforts, and related investments, will ever result in significant revenue for us. In addition, we may be required to continuously enhance our artificial intelligence offerings so that quality recommendations can be provided to our customers. Further, the introduction of significant platform changes and upgrades, including our Lightning platform and Customer 360 platform, may not succeed and early stage interest and adoption of such new services may not result in long term success or significant revenue for us.
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
As part of our business strategy, we periodically make investments in, or acquisitions of, complementary businesses, joint ventures, services and technologies and intellectual property rights, and we expect that we will continue to make such investments and acquisitions in the future. In particular, in May 2018, we completed our largest acquisition to date of MuleSoft, for $6.4 billion, which we continue to integrate. Acquisitions and other transactions, arrangements, and investments involve numerous risks and could create unforeseen operating difficulties and expenditures, including:

•	potential failure to achieve the expected benefits on a timely basis or at all;

•	difficulties in, and the cost of, integrating operations, technologies, services, platforms and personnel;

•	diversion of financial and managerial resources from existing operations;

•	the potential entry into new markets in which we have little or no experience or where competitors may have stronger market positions;

•	potential write-offs of acquired assets or investments, and potential financial and credit risks associated with acquired customers;

•	failure to assimilate acquired employees, which may lead to retention risk with respect to both key acquired employees and our existing key employees or disruption to existing teams;

•	differences between our values and those of our acquired companies;

•	difficulties in re-training key employees of acquired companies and integrating them into our organizational structure and corporate culture;

•	difficulties in and financial costs of addressing acquired compensation structures inconsistent with our compensation structure;

•	inability to generate sufficient revenue to offset acquisition or investment costs;

•	inability to maintain relationships with customers and partners of the acquired business;

•	challenges with the acquired company's third party service providers, including those that are required for ongoing access to third party data;

•	changes to customer relationships or customer perception of the acquired business as a result of the acquisition;

•
challenges converting and forecasting the acquired company's revenue recognition policies including subscription-based revenues and revenues based on the transfer of control, as well as appropriate allocation of the customer consideration to the individual deliverables;

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

•	unanticipated expenses related to acquired technology and its integration into our existing technology;

•	negative impact to our results of operations because of the depreciation and amortization of amounts related to acquired intangible assets, fixed assets and deferred compensation;

•	additional stock-based compensation;

•	the loss of acquired unearned revenue and unbilled unearned revenue;

•	delays in customer purchases due to uncertainty related to any acquisition;

•	ineffective or inadequate controls, procedures and policies at the acquired company;

•	in the case of foreign acquisitions, challenges caused by integrating operations over distance, and across different languages, cultures and political environments;

•	currency and regulatory risks associated with foreign countries and potential additional cybersecurity and compliance risks resulting from entry into new markets; and

•	the tax effects and costs of any such acquisitions including the related integration into our tax structure and assessment of the impact on the realizability of our future tax assets or liabilities.
Any of these risks could harm our business or negatively impact our results of operations. In addition, to facilitate these acquisitions or investments, we may seek additional equity or debt financing, which may not be available on terms favorable to us or at all, which may affect our ability to complete subsequent acquisitions or investments, and which may affect the risks of owning our common stock. For example, if we finance acquisitions by issuing equity or convertible or other debt securities or loans, our existing stockholders may be diluted, or we could face constraints related to the terms of, and repayment obligation related to, the incurrence of indebtedness that could affect the market price of our common stock.
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
The market for enterprise applications and platform services is highly competitive, rapidly evolving and fragmented, and subject to changing technology, low barriers to entry, shifting customer needs and frequent introductions of new products and services. Many prospective customers have invested substantial personnel and financial resources to implement and integrate their current enterprise software into their businesses and therefore may be reluctant or unwilling to migrate away from their current solution to an enterprise cloud computing application service. Additionally, third-party developers may be reluctant to build application services on our platform since they have invested in other competing technology platforms.
Our current competitors include:

•
Vendors of packaged business software, as well as companies offering enterprise apps delivered through on-premises offerings from enterprise software application vendors and cloud computing application service providers, either individually or with others;

•	Software companies that provide their product or service free of charge, and only charge a premium for advanced features and functionality;

•	Internally developed enterprise applications, for example by our potential customers’ IT departments;

•	Marketing vendors, which may be specialized in advertising, targeting, messaging, or campaign automation;

•	E-commerce solutions from established and emerging cloud-only vendors and established on-premises vendors;

•	Integration software vendors, integration service providers and API management providers;

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
We are subject to risks associated with our strategic investments, including partial or complete loss of invested capital. Significant changes in the fair value of this portfolio, including changes in the market prices of our investments in public companies and impairments of privately held companies, could negatively impact our financial results.
We have strategic investments in publicly traded and privately held companies, which range from early-stage companies to more mature companies with established revenue streams and business models. Many such companies generate net losses and the market for their products, services or technologies may be slow to develop, and, therefore, are dependent on the availability of later rounds of financing from banks or investors on favorable terms to continue their operations. The financial success of our investment in any privately held company is typically dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation to the cost of our initial investment. Likewise, the financial success of our investment in any publicly held company is typically dependent upon an exit in favorable market conditions, and to a lesser extent on liquidity events. The capital markets for public offerings and acquisitions are dynamic and the likelihood of a successful liquidity events for the companies we have invested in could significantly worsen. Further, valuations of privately held companies are inherently complex due to the lack of readily available market data.
As the enterprise cloud computing ecosystem has matured, the opportunities in which we can invest have expanded to include investments in companies concurrently with an initial public offering in addition to our investments in early to late stage companies. Therefore, our investment strategy and portfolio has also expanded to include more mature companies. In certain cases, our ability to sell these investments may be constrained by contractual obligations to hold the securities for a period of time after a public offering, including market standoff agreements and lock-up agreements.
We record all fair value adjustments of our publicly traded and privately held equity investments through the condensed consolidated statement of operations. As a result, we may experience additional volatility to our statements of operations due to changes in market prices of our investments in publicly held equity investments and the valuation and timing of observable price changes or impairments of our investments in privately held securities. Our ability to mitigate this volatility in any given period may be impacted by our contractual obligations to hold securities for a set period of time. This volatility has been and could continue to be material to our results in any given quarter and may cause our stock price to decline. While historically our investment portfolio has had a positive impact on our financial results, that may not be true for future periods, particularly in periods of significant market fluctuations which affect our strategic investments portfolio.
All of our investments, especially our investments in privately held companies, are subject to a risk of a partial or total loss of investment capital. In addition, in the future we may deploy material investments in individual investee companies, resulting in the concentration of risk in a small number of companies. Changes in the fair value or partial or total loss of investment capital of these individual companies could be material to our financial statements.
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

•
changes in unearned revenue and the Remaining Performance Obligation, due to seasonality, the timing of and compounding effects of renewals, invoice duration, size and timing, new business linearity between quarters and within a quarter, average contract term, the collectibility of invoices related to multiyear agreements, the timing of license software revenue recognition, or fluctuations due to foreign currency movements, all of which may impact implied growth rates;

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

•	the seasonality of our sales cycle, including software license sales, and timing of contract execution and the corresponding impact on revenue recognized at a point in time;

•	changes in our pricing policies and terms of contracts, whether initiated by us or as a result of competition;

•	changes in payment terms and the timing of customer payments and payment defaults by customers;

•	the seasonality of our customers’ businesses, especially Commerce Cloud customers, including retailers and branded manufacturers;

•	fluctuations in foreign currency exchange rates such as with respect to the British Pound;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	the number of new employees;

•	the timing of commission, bonus, and other compensation payments to employees;

•	the cost, timing and management effort required for the introduction of new features to our services;

•	the costs associated with acquiring new businesses and technologies and the follow-on costs of integration and consolidating the results of acquired businesses;

•	expenses related to our real estate, our office leases and our data center capacity and expansion;

•	timing of additional investments in our enterprise cloud computing application and platform services and in our consulting services;

•	expenses related to significant, unusual or discrete events, which are recorded in the period in which the events occur;

•	extraordinary expenses such as litigation or other dispute-related settlement payments;

•
income tax effects, including potential material changes due to income tax provision variability and the impact of changes in U.S. federal and state and international tax laws, interpretations of U.S. Tax Court decisions, as well as changes in those decisions, and changes international tax structures, applicable to corporate multinationals;

•	the timing of payroll and other withholding tax expenses, which are triggered by the payment of bonuses and when employees exercise their vested stock awards;

•	technical difficulties or interruptions in our services;

•	changes in interest rates and our mix of investments, which would impact the return on our investments in cash and marketable securities;

•	conditions, particularly sudden changes, in the financial markets, which have impacted and may continue to impact the value and liquidity of our investment portfolio;

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
Due to the pace of change and innovation in enterprise cloud computing services, the unpredictability of future general economic and financial market conditions, the impact of foreign currency exchange rate fluctuations, the growing complexity of our business, including the use of multiple pricing and packaging models, and our increasing focus on enterprise cloud computing services, we may not be able to realize our projected revenue growth plans. We plan our expense levels and investment on estimates of future revenue and future anticipated rate of growth. We may not be able to adjust our spending appropriately if the addition of new subscriptions or the renewals of existing subscriptions fall short of our expectations. A portion of our expenses may also be fixed in nature for some minimum amount of time, such as with costs capitalized to obtain revenue contracts, data center and infrastructure service contracts or office leases, so it may not be possible to reduce costs in a timely manner, or at all, without the payment of fees to exit certain obligations early. As a result, we expect that our revenues, operating results and cash flows may fluctuate significantly on a quarterly basis and revenue growth rates may not be sustainable and may decline in the future, and we may not be able to provide continued operating margin expansion, which could harm our business and cause the market price of our common stock to decline.
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
We sell our services throughout the world and are subject to risks and challenges associated with international business. We intend to continue to expand our international sales efforts. The risks and challenges associated with sales to customers outside the United States or those that can affect international operations generally, include:

•	localization of our services, including translation into foreign languages and associated expenses;

•	regulatory frameworks or business practices favoring local competitors;

•	pressure on the creditworthiness of sovereign nations, where we have customers and a balance of our cash, cash equivalents and marketable securities;

•	evolving domestic and international tax environments;

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

•
uncertainty regarding regulation, currency, tax, and operations resulting from the United Kingdom's planned exit from the European Union ("Brexit") that could disrupt trade, the sale of our services and commerce, and movement of our people between the United Kingdom, European Union, and other locations;

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

•	different pricing environments;

•	difficulties in staffing and managing foreign operations;

•	different or lesser protection of our intellectual property;

•	longer accounts receivable payment cycles and other collection difficulties;

•	natural disasters, acts of war, terrorism, pandemics or security breaches;

•	regional economic and political conditions; and

•	the imposition of and changes in the United States' and other governments' trade regulations and restrictions.
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

We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows from changes in the value of the U.S. Dollar versus local currencies and the Euro versus the British Pound Sterling.
We primarily conduct our business in the following regions: the Americas, Europe and Asia Pacific. The expanding global scope of our business exposes us to risk of fluctuations in foreign currency markets. This exposure is the result of selling in multiple currencies, growth in our international investments, including data center expansion, additional headcount in foreign locations, and operating in countries where the functional currency is the local currency. Specifically, our results of operations and cash flows are subject to fluctuations primarily in British Pound Sterling, Euro, Japanese Yen, Canadian Dollar and Australian Dollar against the U.S. Dollar as well as the Euro against the British Pound Sterling. These exposures may change over time as business practices evolve, economic and political conditions change and evolving tax regulations come into effect. The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Furthermore, fluctuations in foreign currency exchange rates can impact our ability to accurately predict our future results and earnings. Additionally, global political events, including Brexit, and similar geopolitical developments, fluctuating commodity prices and trade tariff developments, have caused global economic uncertainty and uncertainty about the interest rate environment, which could amplify the volatility of currency fluctuations. Although we attempt to mitigate some of this volatility and related risks through foreign currency hedging, our hedging activities are limited in scope and may not effectively offset the adverse financial impacts that may result from unfavorable movements in foreign currency exchange rates, which could adversely affect our financial condition or results of operations.
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
We have been and may in the future be sued by third parties for various claims, including alleged infringement of proprietary rights.
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
We believe that the brand identities we have developed have significantly contributed to the success of our business. Maintaining and enhancing the Salesforce brand and our other brands are critical to expanding our base of customers, partners and employees. Our brand strength will depend largely on our ability to remain a technology leader and continue to provide high-quality innovative products, services, and features securely, reliably and in a manner that enhances our customers' success. In order to maintain and enhance the strength of our brands, we may make substantial investments to expand or improve our product offerings and services that may be accompanied by initial complications or ultimately prove to be unsuccessful.
In addition, our services may be used by our customers for purposes inconsistent with our company values, which may harm our brand. Further, as with many innovations, AI presents additional risks and challenges that could affect its adoption and therefore our business. For example, the development of AI presents emerging ethical issues and if we enable or offer AI solutions that are controversial, due to their impact, or perceived impact, on human rights, privacy, employment, or in other social contexts, we may experience brand or reputational harm, competitive harm or legal liability.
In addition, positions we take on social and ethical issues may be unpopular with some customers or potential customers, which may impact our ability to attract or retain such customers. We may also choose not to conduct business with potential customers or discontinue business with existing customers due to these positions. Our brand is also associated with our public commitments to sustainability, equality and ethical use, and any perceived changes in our dedication to these commitments could adversely impact our relationships with our customers.
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
Our customers depend on our support organization to resolve technical issues relating to our applications. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services across our varying and diverse offerings. Increased customer demand for these services, without corresponding revenues, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on our applications and business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell our service offerings to existing and prospective customers, and our business, operating results and financial position.
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
We are subject to income taxes in the United States and various jurisdictions outside of the United States. Significant judgment is often required in the determination of our worldwide provision for income taxes. Our effective tax rate could be impacted by changes in the earnings and losses in countries with differing statutory tax rates, changes in operations, changes in non-deductible expenses, changes in excess tax benefits of stock-based compensation, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, effects from acquisitions, and changes in accounting principles and tax laws. Any changes, ambiguity, or uncertainty in taxing jurisdictions' administrative interpretations, decisions, policies and positions could also materially impact our income tax liabilities.

We may also be subject to additional tax liabilities and penalties due to changes in non-income based taxes resulting from changes in federal, state or international tax laws, changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions, results of tax examinations, settlements or judicial decisions, changes in accounting principles, changes to the business operations including acquisitions. Any resulting increase in our tax obligation or cash taxes paid could adversely affect our cash flows and financial results.
We are also subject to tax examinations in multiple jurisdictions. While we regularly evaluate new information that may change our judgment resulting in recognition, derecognition or changes in measurement of a tax position taken, there can be no assurance that the final determination of any examinations will not have an adverse effect on our operating results of financial positions.
As our business continues to grow, increasing our brand recognition and profitability, we may be subject to additional public scrutiny and income tax obligations. Furthermore, our growing prominence may bring public attention to our tax profile, and if perceived negatively, may cause brand or reputational harm.
In addition, as we utilize our tax credits and net operating loss carry-forwards, we may be unable to mitigate our tax obligations to the same extent as in prior years, which could have a material impact to our future cash flows.
In addition, recent global tax developments applicable to multinational businesses may have a material impact to our business, cash flow from operating activities, or financial results. Such developments, for example, include the Organization for Economic Co-operation and Development, the European Commission, and certain major jurisdictions' taxation of the digital economy.
Our debt service obligations and lease commitments may adversely affect our financial condition and cash flows from operations.
We have a substantial level of debt, including the 2023 and 2028 Senior Notes ("Senior Notes”), the loan we assumed when we purchased an office building located at 50 Fremont Street in San Francisco, California (“50 Fremont”) due June 2023, the $500.0 million term loan to finance our acquisition of MuleSoft, due May 2021 ("2021 term loan") and lease arrangements. Additionally, we have significant contractual commitments, which are not reflected on our condensed consolidated balance sheets. In April 2018, we amended and restated our revolving credit facility under which we can draw down up to $1.0 billion. Maintenance of our indebtedness and contractual commitments and any additional issuances of indebtedness could:

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
In addition, adverse changes by any rating agency to our credit rating may negatively impact the value and liquidity of both our debt and equity securities, as well as the potential costs associated with a refinancing of our debt. Under certain circumstances, if our credit ratings are downgraded or other negative action is taken, the interest rate payable by us under our revolving credit facility and 2021 Term Loan could increase. Downgrades in our credit ratings could also affect the terms of any such refinancing or future financing or restrict our ability to obtain additional financing in the future.
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
New lease accounting guidance requires that we now record a liability for operating lease activity on our condensed consolidated balance sheet, which resulted in an increase in both our assets and liabilities. The implementation of this guidance, including the increase in operating and finance lease liabilities on our condensed consolidated balance sheet, may impact our ability to obtain the necessary financing from financial institutions at commercially viable rates or at all. Our lease terms may include options to extend or terminate the lease. These options are reflected in the operating lease right-of-use ("ROU") asset, which represents our right to use an underlying asset for the lease term, and lease liability only when it is reasonably certain that we will exercise that option. We reassess the lease term if and when a significant event or change in circumstances occurs within our control. The potential impact of these options to extend could be material to our financial position and financial results.
Weakened global economic conditions may adversely affect our industry, business and results of operations.
Our overall performance depends in part on worldwide economic and geopolitical conditions. The United States and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. These economic conditions can arise suddenly and the full impact of such conditions can remain uncertain. In addition, geopolitical developments, such as existing and potential trade wars, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Moreover, these conditions can affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our enterprise cloud computing services, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which could adversely affect our future sales and operating results.
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
While we seek to mitigate our business risks associated with climate change by establishing robust environmental programs and partnering with organizations who are also focused on mitigating their own climate related risks, we recognize that there are inherent climate related risks wherever business is conducted. Access to clean water and reliable energy in the communities where we conduct our business, whether for our offices, data centers, vendors, customers or other stakeholders, is a priority. Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our California headquarters are projected to be vulnerable to future water scarcity due to climate change. Climate related events, including the increasing frequency of extreme weather events and their impact on U.S. critical infrastructure, have the potential to disrupt our business, our third-party suppliers, or the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations.
Current and future accounting pronouncements and other financial reporting standards, especially but not only concerning revenue recognition, cost capitalization and lease accounting, may negatively impact our financial results.
We regularly monitor our compliance with applicable financial reporting standards and review new pronouncements and interpretations that are relevant to us. As a result of new standards, changes to existing standards and changes in their interpretation, we have been required to change our accounting policies, particularly concerning revenue recognition and the capitalized incremental costs to obtain a customer contract, to alter our operational policies, to implement new or enhance existing systems so that they reflect new or amended financial reporting standards, and to adjust our published financial statements. We will have similar requirements related to other accounting pronouncements. Such changes may have an adverse effect on our business, financial position, and operating results, or cause an adverse deviation from our revenue and operating profit target, which may negatively impact our financial results.
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

•
forward-looking guidance to industry and financial analysts related to, for example, future revenue, unearned revenue, remaining performance obligation, cash flows from operating activities and earnings per share, the accuracy of which may be impacted by various factors, many of which are beyond our control, including general economic and market conditions;

•	changes in the estimates of our operating results or changes in recommendations by securities analysts that elect to follow our common stock;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	announcements by us or by our competitors of mergers or other strategic acquisitions, or rumors of such transactions involving us or our competitors;

•	announcements of customer additions and customer cancellations or delays in customer purchases;

•	the coverage of our common stock by the financial media, including television, radio and press reports and blogs;

•	recruitment or departure of key personnel;

•	disruptions in our service due to computer hardware, software, network or data center problems;

•	the economy as a whole, geopolitical conditions, including global trade concerns, market conditions in our industry and the industries of our customers;

•	trading activity by a limited number of stockholders who together beneficially own a significant portion of our outstanding common stock;

•	the issuance of shares of common stock by us, whether in connection with an acquisition or a capital raising transaction;

•	issuance of debt or other convertible securities; and

•	environmental, social, governance and other issues impacting the Company's reputation.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In connection with the acquisition of MetaMind, Inc. in April 2016, the Company issued 12,145 shares of Company common stock on April 1, 2019. This issuance was made in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”): Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act, and Regulation S promulgated under the Securities Act.
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

Dated: June 5, 2019
salesforce.com, inc.

	By:	/S/ MARK J. HAWKINS
Mark J. Hawkins
President and Chief Financial Officer (Principal Financial Officer)

Dated: June 5, 2019
salesforce.com, inc.

	By:	/S/ JOE ALLANSON
Joe Allanson
Executive Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)