Form 10-Q
period 2019-07-31
SALESFORCE.COM, INC.
filed 2019-08-23
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2019
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
Telephone Number (415) 901-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CRM	New York Stock Exchange
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of August 15, 2019, there were approximately 877 million shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
salesforce.com, inc.
Condensed Consolidated Balance Sheets
(in millions)
(unaudited)

	July 31, 2019	January 31, 2019
Assets
Current assets:
Cash and cash equivalents	$3,510	$2,669
Marketable securities	2,532	1,673
Accounts receivable, net	2,332	4,924
Costs capitalized to obtain revenue contracts, net	786	788
Prepaid expenses and other current assets	743	629
Total current assets	9,903	10,683
Property and equipment, net	2,283	2,051
Operating lease right-of-use assets (Note 1)	2,904	0
Costs capitalized to obtain revenue contracts, noncurrent, net	1,105	1,232
Strategic investments	1,614	1,302
Goodwill	13,199	12,851
Intangible assets acquired through business combinations, net	1,725	1,923
Capitalized software and other assets, net	603	695
Total assets	$33,336	$30,737
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$2,347	$2,691
Operating lease liabilities, current (Note 1)	706	0
Unearned revenue	7,142	8,564
Total current liabilities	10,195	11,255
Noncurrent debt	2,973	3,173
Noncurrent operating lease liabilities (Note 1)	2,341	0
Other noncurrent liabilities	661	704
Total liabilities	16,170	15,132
Stockholders’ equity:
Common stock	1	1
Additional paid-in capital	15,024	13,927
Accumulated other comprehensive loss	(77)	(58)
Retained earnings	2,218	1,735
Total stockholders’ equity	17,166	15,605
Total liabilities and stockholders’ equity	$33,336	$30,737

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

2	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Revenues:
Subscription and support	$3,745	$3,060	$7,241	$5,870
Professional services and other	252	221	493	417
Total revenues	3,997	3,281	7,734	6,287
Cost of revenues (1)(2):
Subscription and support	727	638	1,405	1,211
Professional services and other	240	211	476	405
Total cost of revenues	967	849	1,881	1,616
Gross profit	3,030	2,432	5,853	4,671
Operating expenses (1)(2):
Research and development	607	463	1,161	887
Marketing and sales	1,824	1,504	3,521	2,833
General and administrative	375	350	737	645
Loss on settlement of Salesforce.org reseller agreement (Note 6)	166	0	166	0
Total operating expenses	2,972	2,317	5,585	4,365
Income from operations	58	115	268	306
Gains on strategic investments, net	109	143	390	354
Other expense	(3)	(27)	(12)	(44)
Income before benefit from (provision for) income taxes	164	231	646	616
Benefit from (provision for) income taxes	(73)	68	(163)	27
Net income	$91	$299	$483	$643
Basic net income per share	$0.12	$0.40	$0.62	$0.87
Diluted net income per share	$0.11	$0.39	$0.61	$0.84
Shares used in computing basic net income per share	776	747	774	737
Shares used in computing diluted net income per share	795	774	795	763
_______________

(1)	Amounts include amortization of intangible assets acquired through business combinations, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Cost of revenues	$62	$52	$123	$91
Marketing and sales	65	67	133	97

(2)	Amounts include stock-based expense, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Cost of revenues	$46	$43	$89	$77
Research and development	98	81	179	147
Marketing and sales	199	174	376	294
General and administrative	45	53	87	85

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

2	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Net income	$91	$299	$483	$643
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation and other losses	(17)	(17)	(30)	(27)
Unrealized gains (losses) on marketable securities and privately held debt securities	6	0	14	(4)
Other comprehensive loss, before tax	(11)	(17)	(16)	(31)
Tax effect	(1)	0	(3)	0
Other comprehensive loss, net	(12)	(17)	(19)	(31)
Comprehensive income	$79	$282	$464	$612

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(unaudited)

	Six Months Ended July 31, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2019	770	$1	$13,927	$(58)	$1,735	$15,605
Common stock issued	10	0	366	0	0	366
Stock-based expenses	0	0	731	0	0	731
Other comprehensive loss, net of tax	0	0	0	(19)	0	(19)
Net income	0	0	0	0	483	483
Balance at July 31, 2019	780	$1	$15,024	$(77)	$2,218	$17,166

	Three Months Ended July 31, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at April 30, 2019	775	$1	$14,383	$(65)	$2,127	$16,446
Common stock issued	5	0	253	0	0	253
Stock-based expenses	0	0	388	0	0	388
Other comprehensive loss, net of tax	0	0	0	(12)	0	(12)
Net income	0	0	0	0	91	91
Balance at July 31, 2019	780	$1	$15,024	$(77)	$2,218	$17,166

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Stockholders’ Equity (cont.)
(in millions)
(unaudited)

	Six Months Ended July 31, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2018	730	$1	$9,752	$(12)	$635	$10,376
Cumulative effect of accounting changes (1)	0	0	0	(7)	(10)	(17)
Common stock issued	11	0	384	0	0	384
Shares issued related to business combinations, net	10	0	1,565	0	0	1,565
Settlement of convertible notes and warrants	6	0	4	0	0	4
Stock-based expenses	0	0	603	0	0	603
Other comprehensive loss, net of tax	0	0	0	(31)	0	(31)
Net income	0	0	0	0	643	643
Balance at July 31, 2018	757	$1	$12,308	$(50)	$1,268	$13,527

	Three Months Ended July 31, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at April 30, 2018	734	$1	$10,123	$(33)	$969	$11,060
Common stock issued	7	0	269	0	0	269
Shares issued related to business combinations, net	10	0	1,565	0	0	1,565
Settlement of convertible notes and warrants	6	0	0	0	0	0
Stock-based expenses	0	0	351	0	0	351
Other comprehensive loss, net of tax	0	0	0	(17)	0	(17)
Net income	0	$0	$0	$0	$299	$299
Balance at July 31, 2018	757	$1	$12,308	$(50)	$1,268	$13,527

(1) Reflects the cumulative effect adjustments upon the adoption of Accounting Standards Update ("ASU") 2016-01, "Financial Instruments - Overall (Subtopic 825-10)" ("ASU 2016-01") and ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory."

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

2	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Operating activities:
Net income	$91	$299	$483	$643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	457	253	894	450
Amortization of costs capitalized to obtain revenue contracts, net	217	183	426	371
Expenses related to employee stock plans	388	351	731	603
Loss on settlement of Salesforce.org reseller agreement (Note 6)	166	0	166	0
Gains on strategic investments, net	(109)	(143)	(390)	(354)
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	(146)	(149)	2,628	2,013
Costs capitalized to obtain revenue contracts, net	(173)	(146)	(297)	(264)
Prepaid expenses and other current assets and other assets	28	4	(69)	(86)
Accounts payable	26	71	41	121
Accrued expenses and other liabilities	267	108	(293)	(398)
Operating lease liabilities	(182)	0	(346)	0
Unearned revenue	(594)	(373)	(1,573)	(1,175)
Net cash provided by operating activities	436	458	2,401	1,924
Investing activities:
Business combinations, net of cash acquired	(423)	(4,803)	(433)	(4,985)
Purchases of strategic investments	(62)	(37)	(221)	(184)
Sales of strategic investments	71	2	265	6
Purchases of marketable securities	(772)	(28)	(1,506)	(291)
Sales of marketable securities	375	335	461	1,273
Maturities of marketable securities	137	40	193	88
Capital expenditures	(178)	(170)	(337)	(292)
Net cash used in investing activities	(852)	(4,661)	(1,578)	(4,385)
Financing activities:
Proceeds from issuance of debt, net	0	496	0	2,966
Proceeds from employee stock plans	152	182	371	383
Principal payments on financing obligations (1)	(134)	(89)	(145)	(108)
Repayments of debt	(201)	0	(202)	(1,027)
Net cash provided by (used in) financing activities	(183)	589	24	2,214
Effect of exchange rate changes	(1)	11	(6)	23
Net increase (decrease) in cash and cash equivalents	(600)	(3,603)	841	(224)
Cash and cash equivalents, beginning of period	4,110	5,922	2,669	2,543
Cash and cash equivalents, end of period	$3,510	$2,319	$3,510	$2,319

(1)    Previously referred to as principal payments on capital lease obligations.
See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in millions)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$6	$22	$56	$29
Income taxes, net of tax refunds	$37	$18	$55	$37
Non-cash investing and financing activities:
Fair value of equity awards assumed	$0	$387	$0	$387
Fair value of common stock issued as consideration for business combinations	$0	$1,178	$0	$1,178

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
Basis of Presentation
The accompanying condensed consolidated balance sheets as of July 31, 2019 and January 31, 2019 and the condensed consolidated statements of operations, condensed consolidated statements of comprehensive income, condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows for the three and six months ended July 31, 2019 and 2018, respectively, are unaudited.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheets as of July 31, 2019 and January 31, 2019, and its results of operations, including its comprehensive income, stockholders' equity and its cash flows for the three and six months ended July 31, 2019 and 2018. All adjustments are of a normal recurring nature. The results for the three and six months ended July 31, 2019 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2020.
These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2019.
The Company prospectively adopted Accounting Standards Update No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), also referred to as Topic 842, as discussed below. As a result, the condensed consolidated balance sheet as of July 31, 2019 is not comparable with that as of January 31, 2019.
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
While the Company has offerings in multiple enterprise cloud computing market segments, including as a result of the Company's acquisitions, and operates in multiple countries, the Company’s business operates in one operating segment because most of the Company's offerings operate on its single Customer Success Platform and most of the Company's products are deployed in a nearly identical way, and the Company’s chief operating decision makers evaluate the Company’s financial information and resources and assess the performance of these resources on a consolidated basis. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.
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
No single customer accounted for more than five percent of accounts receivable at July 31, 2019 and January 31, 2019. No single customer accounted for five percent or more of total revenue during the six months ended July 31, 2019 and 2018, respectively. As of July 31, 2019 and January 31, 2019, assets located outside the Americas were 15 percent and 14 percent of total assets, respectively. As of July 31, 2019 and January 31, 2019, assets located in the United States were 83 percent and 84 percent of total assets, respectively.
The Company is also exposed to concentrations of risk in its strategic investment portfolio. As of July 31, 2019, the Company held one publicly traded investment with a carrying value that was greater than 15 percent of the Company's total strategic investments and four other investments with carrying values that were individually greater than five percent of its total strategic investments, of which two were publicly traded and two were privately held. As of January 31, 2019, the Company held five investments that were individually greater than five percent of its total strategic investments, of which four were publicly traded and one was privately held.
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
Since the May 2018 acquisition of MuleSoft, Inc. ("MuleSoft"), subscription and support revenues also includes software licenses. These licenses for on-premises software provide the customer with a right to use the software as it exists when made available. Customers purchase these licenses through a subscription. Revenues from distinct licenses are generally recognized upfront when the software is made available to the customer. In cases where the Company allocates revenue to software updates and support, primarily because the updates are provided at no additional charge, such revenue is recognized as the updates are provided, which is generally ratably over the contract term.
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
During the six months ended July 31, 2019, the Company capitalized $297 million of costs to obtain revenue contracts and amortized $426 million to marketing and sales expense. During the same period a year ago, the Company capitalized $264 million of costs to obtain revenue contracts and amortized $371 million to marketing and sales expense. Costs capitalized to obtain a revenue contract, net on the Company's condensed consolidated balance sheets totaled $1.9 billion at July 31, 2019 and $2.0 billion at January 31, 2019. There were no impairments of costs to obtain revenue contracts for the three and six months ended July 31, 2019 and 2018, respectively.
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
Strategic Investments
The Company holds strategic investments in publicly held equity securities and privately held debt and equity securities in which the Company does not have a controlling interest or significant influence. Publicly held equity securities are measured using quoted prices in their respective active markets with changes recorded through gains (losses) on strategic investments, net on the condensed consolidated statement of operations. Privately held equity securities without a readily determinable fair value are recorded at cost and adjusted for impairments and observable price changes with a same or similar security from the same issuer and are recorded through gains on strategic investments, net on the condensed consolidated statement of operations. Privately held debt securities are recorded at fair value with changes in fair value recorded through accumulated other comprehensive income on the condensed consolidated balance sheet. If, based on the terms of these publicly traded and privately held securities, the Company determines that the Company exercises significant influence on the entity to which these securities relate, the Company will apply the equity method of accounting for such investments.
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
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk. The Company uses forward currency derivative contracts to minimize the Company’s exposure to balances primarily denominated in the Euro, British Pound Sterling, Japanese Yen, Canadian Dollar and Australian Dollar. The Company’s foreign currency derivative contracts, which are not designated as hedging instruments, are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. The Company generally enters into master netting arrangements with the financial institutions with which it contracts for such derivative contracts, which permit net settlement of transactions with the same counterparty, thereby reducing credit-related losses in the event of the financial institutions' nonperformance. As of July 31, 2019 and January 31, 2019, the outstanding foreign currency derivative contracts were recorded at fair value on the condensed consolidated balance sheets.
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
There were no material impairments of capitalized software, intangible assets, long-lived assets or goodwill during the six months ended July 31, 2019 and 2018, respectively.
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
New Accounting Pronouncements Adopted in Fiscal 2020
ASU 2016-02
In February 2016, the FASB issued Topic 842, which requires lessees to record most leases on their balance sheet but recognize the expenses on their statement of operations and cash flows on the statement of cash flows in a manner similar to previous accounting guidance. Topic 842 generally requires that lessees recognize operating and financing liabilities for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term.
Effective on February 1, 2019, the Company adopted the provisions and expanded disclosure requirements described in Topic 842. The Company adopted the standard using the transitional provision of Accounting Standards Update 2018-11, “Leases (Topic 842) Targeted Improvements” (“ASU 2018-11”), which allows for the adoption of Topic 842 to be applied prospectively at the beginning of the fiscal year of adoption. As such, the condensed consolidated balance sheet is not comparable with that as of January 31, 2019. The Company elected the package of practical expedients and therefore did not reassess prior conclusions on whether contracts are or contain a lease, lease classification, and initial direct costs. The Company did not use hindsight when determining the lease term.
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
2. Revenues
Disaggregation of Revenue
Subscription and Support Revenue by the Company's service offerings
Subscription and support revenues consisted of the following (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Sales Cloud	$1,130	$1,004	$2,203	$1,969
Service Cloud	1,087	892	2,107	1,740
Salesforce Platform and Other	912	712	1,754	1,287
Marketing and Commerce Cloud	616	452	1,177	874
	$3,745	$3,060	$7,241	$5,870
Total Revenue by Geographic Locations
Revenues by geographical region consisted of the following (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Americas	$2,816	$2,338	$5,433	$4,439
Europe	786	629	1,541	1,235
Asia Pacific	395	314	760	613
	$3,997	$3,281	$7,734	$6,287

Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 96 percent during the three and six months ended July 31, 2019 and 2018. No other country represented more than ten percent of total revenue during the three and six months ended July 31, 2019 and 2018, respectively.
Contract Balances
Contract Asset
As described in Note 1, subscription and support revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract. License revenue is recognized as the licenses are delivered. The Company records a contract asset when revenue recognized on a contract exceeds the billings. The Company's standard billing terms are annual in advance. Contract assets were $268 million as of July 31, 2019 as compared to $215 million as of January 31, 2019 which is included in prepaid expenses and other current assets on the condensed consolidated balance sheet. Impairments of contract assets were immaterial during the three and six months ended July 31, 2019 and 2018, respectively.

Unearned Revenue
Unearned revenue represents amounts that have been invoiced in advance of revenue recognition and is recognized as revenue when transfer of control to customers has occurred or services have been provided. The unearned revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. The Company records unearned revenue when the billings on a contract exceed the revenue recognized. The Company generally invoices customers in annual installments. The unearned revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration, invoice timing, dollar size and new business linearity within the quarter.
The change in unearned revenue was as follows (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Unearned revenue, beginning of period	$7,585	$6,201	$8,564	$6,995
Billings and other*	3,396	2,875	6,110	5,086
Contribution from contract asset	7	31	51	25
Revenue recognized ratably over time	(3,736)	(3,056)	(7,223)	(5,924)
Revenue recognized over time as delivered	(174)	(162)	(346)	(299)
Revenue recognized at a point in time	(87)	(63)	(165)	(64)
Unearned revenue from business combinations	151	57	151	64
Unearned revenue, end of period	$7,142	$5,883	$7,142	$5,883
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
Remaining Performance Obligation
Transaction price allocated to the remaining performance obligation, referred to by the Company as remaining performance obligation, represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price allocated to the remaining performance obligation is influenced by several factors, including seasonality, the timing of renewals, the timing of delivery of software licenses, average contract terms and foreign currency exchange rates. Unbilled portions of the remaining performance obligation denominated in foreign currencies are revalued each period based on the period end exchange rates. Unbilled portions of the remaining performance obligation are subject to future economic risks including bankruptcies, regulatory changes and other market factors.
The Company excludes amounts related to performance obligation that are billed and recognized as they are delivered. This primarily consists of professional services contracts that are on a time-and-materials basis.
The majority of the Company's noncurrent remaining performance obligation is expected to be recognized in the next 13 to 36 months.
Remaining performance obligation consisted of the following (in billions):

	Current	Noncurrent	Total
As of July 31, 2019	$12.1	$13.2	$25.3
As of January 31, 2019	$11.9	$13.8	$25.7

3. Investments
Marketable Securities
At July 31, 2019, marketable securities consisted of the following (in millions):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$1,474	$3	$(1)	$1,476
U.S. treasury securities	123	0	(1)	122
Mortgage backed obligations	88	0	0	88
Asset backed securities	504	1	0	505
Municipal securities	109	0	0	109
Foreign government obligations	49	0	0	49
U.S. agency obligations	10	0	0	10
Time deposits	8	0	0	8
Covered bonds	165	0	0	165
Total marketable securities	$2,530	$4	$(2)	$2,532
At January 31, 2019, marketable securities consisted of the following (in millions):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$1,027	$0	$(8)	$1,019
U.S. treasury securities	89	0	(1)	88
Mortgage backed obligations	79	0	(1)	78
Asset backed securities	245	0	(1)	244
Municipal securities	104	0	0	104
Foreign government obligations	58	0	(1)	57
U.S. agency obligations	4	0	0	4
Time deposits	4	0	0	4
Covered bonds	75	0	0	75
Total marketable securities	$1,685	$0	$(12)	$1,673

The contractual maturities of the investments classified as marketable securities are as follows (in millions):

	As of
	July 31, 2019	January 31, 2019
Due within 1 year	$1,081	$482
Due in 1 year through 5 years	1,446	1,189
Due in 5 years through 10 years	5	2
	$2,532	$1,673

As of July 31, 2019, the following marketable securities were in an unrealized loss position (in millions):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$0	$0	$158	$(1)	$158	$(1)
U.S. treasury securities	0	0	47	(1)	47	(1)
	$0	$0	$205	$(2)	$205	$(2)

The unrealized losses for each of the fixed rate marketable securities were less than $1 million. The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of July 31, 2019, such as the Company's intent to hold the investment and whether it is more likely than not that the

Company will be required to sell the investment before recovery of the investment's amortized basis. The Company expects to receive the full principal and interest on all of these marketable securities.
Investment Income
Investment income consists of interest income, realized gains and realized losses on the Company’s cash, cash equivalents and marketable securities. The components of investment income are presented below (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Interest income	$31	$12	$57	$32
Realized gains	1	0	1	1
Realized losses	(1)	0	(1)	(5)
Investment income	$31	$12	$57	$28

Strategic Investments
Strategic investments by form and measurement category as of July 31, 2019 were as follows (in millions):

	Measurement Category
	Fair Value (1)	Measurement Alternative	Other (2)	Total
Equity securities	$607	$917	$57	$1,581
Debt securities	0	0	33	33
Balance as of July 31, 2019	$607	$917	$90	$1,614
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
Measurement Alternative Adjustments
Privately held equity securities accounted for under the measurement alternative included in the table above for the three and six months ended July 31, 2019 and 2018 were as follows (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Carrying amount, beginning of period	$927	$554	$785	$548
Adjustments related to privately held equity securities:
Net additions (reductions) (1)	(9)	19	11	30
Impairments and downward adjustments	(33)	(5)	(51)	(23)
Upward adjustments	32	99	172	112
Carrying amount, end of period	$917	$667	$917	$667
(1) Net reductions include sales of securities and reclassifications due to changes to capital structure.
Since the adoption of ASU 2016-01 on February 1, 2018, cumulative impairments and downward adjustments were $83 million and cumulative upward adjustments were $346 million through July 31, 2019.

Gains (losses) on strategic investments, net
Gains and losses recognized in the three and six months ended July 31, 2019 and 2018 were as follows (in millions):

2	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Net gains recognized on publicly traded securities	$66	$65	$216	$276
Net gains recognized on privately held securities	0	90	122	81
Net gains recognized on sales of equity securities	43	1	62	9
Net gains (losses) recognized on debt securities	0	(13)	(10)	(12)
Gains on strategic investments, net	$109	$143	$390	$354

Net gains recognized in the three and six months ended July 31, 2019 for investments still held as of July 31, 2019 were $66 million and $328 million, respectively. This excludes recognized gains on the sale of our equity securities for the three and six months ended July 31, 2019 of $43 million and $62 million, respectively.
In April 2019, the Company made a strategic investment of $100 million in cash for common shares of a technology company in a private placement concurrent with the investee company's initial public offering. The Company's shares are subject to a 365-day market standoff agreement. As of July 31, 2019, the fair value of the investment was approximately $265 million. The investment was made as part of the Company's overall strategy of investing in complementary companies to facilitate potential alignment and integration into the Company’s offerings or product features. The Company's ownership interest represents approximately one percent of the economic interest of the investee company's outstanding capital stock.
4. Derivatives
Details on outstanding foreign currency derivative contracts are presented below (in millions):

	As of
	July 31, 2019	January 31, 2019
Notional amount of foreign currency derivative contracts	$4,420	$4,496
Fair value of foreign currency derivative contracts	(22)	25

The fair value of the Company’s outstanding derivative instruments not designated as hedging instruments are summarized below (in millions):

		As of
	Balance Sheet Location	July 31, 2019	January 31, 2019
Foreign currency derivative contracts	Prepaid expenses and other current assets	$37	$42

Gains (losses) on derivative instruments not designated as hedging instruments recorded in other income in the condensed consolidated statements of operations during the three and six months ended July 31, 2019 and 2018, respectively, are summarized below (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Foreign currency derivative contracts	$(35)	$(10)	$1	$10

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
The following table presents information about the Company’s assets that are measured at fair value as of July 31, 2019 and indicates the fair value hierarchy of the valuation (in millions):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of July 31, 2019
Cash equivalents (1):
Time deposits	$0	$622	$0	$622
Money market mutual funds	829	0	0	829
Marketable securities:
Corporate notes and obligations	0	1,476	0	1,476
U.S. treasury securities	0	122	0	122
Mortgage backed obligations	0	88	0	88
Asset backed securities	0	505	0	505
Municipal securities	0	109	0	109
Foreign government obligations	0	49	0	49
U.S. agency obligations	0	10	0	10
Time deposits	0	8	0	8
Covered bonds	0	165	0	165
Strategic investments:
Publicly held equity securities	607	0	0	607
Foreign currency derivative contracts (2)	0	37	0	37
Total assets	$1,436	$3,191	$0	$4,627
___________
(1)Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheet as of July 31, 2019, in addition to $2.1 billion of cash.
(2)Included in “prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheet as of July 31, 2019.

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
The Company classified privately held debt and equity securities and equity method investments as Level 3. The Company's privately held debt and equity securities and equity method investments amounted to $1.0 billion as of July 31, 2019 and $0.9 billion as of January 31, 2019.
6. Business Combinations
Salesforce.org
In June 2019, Salesforce.org, the independent nonprofit social enterprise that resold the Company's service offerings to non-profit and higher education organizations, was combined with the Company. The Company has included the financial results of Salesforce.org, which are not material, in the condensed consolidated financial statements from the date of acquisition. The transaction costs associated with the acquisition were not material.
The Company paid a one-time cash payment of $300 million for all shares of Salesforce.org to the independent, non-consolidated Salesforce.com Foundation (also referred to as the Foundation), which is considered a related party as discussed in Note 14 "Related-Party Transactions."
Prior to the business combination, the Company and Salesforce.org had existing reseller and resource sharing agreements that, among other things, allowed Salesforce.org the right to resell select Company offerings and related upgraded support to non-profit organizations and for-profit and non-profit educational institutions free of charge or at discounted prices. Both agreements were effectively settled upon consummation of the business combination.

Using an income approach, the Company assessed the contractual terms and conditions of the reseller agreement as compared to current market conditions, such as the cost to service contracts sold under the reseller agreement, and determined that the terms were not at fair value. Specifically, the reseller agreement provided favorable terms to Salesforce.org by providing the Company's products and services at no cost. As a result, the Company recorded a non-cash charge of approximately $166 million within operating expenses on the date the transaction closed. The loss represents the difference between the value of the remaining performance obligation recorded by Salesforce.org under the reseller agreement and the value of the remaining performance obligation if those same contracts had been sold at fair value.
The following table summarizes the business combination (in millions):

Cash	$300
Loss on settlement of Salesforce.org reseller agreement	(166)
Total	$134

The following table summarizes the fair value of assets acquired and liabilities assumed as of the date of acquisition (in millions):

Fair Value
Cash and cash equivalents	$54
Deferred tax asset, current	47
Other current and noncurrent assets	46
Goodwill	164
Accounts payable, accrued expenses and other liabilities, current and noncurrent	(39)
Unearned revenue	(138)
Net assets acquired	$134

The excess of purchase consideration over the fair value of net tangible liabilities assumed was recorded as goodwill, which is primarily attributed to the assembled workforce and expanded market opportunities, for which there is no basis for U.S. income tax purposes. The fair values assigned to tangible assets acquired and liabilities assumed are based on management’s estimates and assumptions and may be subject to change as additional information is received and certain tax returns are finalized. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
MapAnything
In May 2019, the Company acquired all outstanding stock of MapAnything, Inc. ("MapAnything"), which integrates map-based visualization, asset tracking and route optimization for field sales and service teams. The Company has included the financial results of MapAnything, which are not material, in the condensed consolidated financial statements from the date of acquisition. The transaction costs associated with the acquisition were not material.
The acquisition date fair value of the consideration transferred for MapAnything was approximately $213 million, which consisted of cash and the fair value of stock options and restricted stock awards assumed. The Company recorded approximately $53 million for developed technology and customer relationships with estimated useful lives of four to five years. The Company recorded approximately $152 million of goodwill which is primarily attributed to the assembled workforce and expanded market opportunities from integrating MapAnything's technology with the Company's other offerings. The majority of the goodwill balance is not deductible for U.S. income tax purposes. The fair values assigned to tangible assets acquired and liabilities assumed are based on management’s estimates and assumptions and may be subject to change as additional information is received and certain tax returns are finalized. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
The Company invested $23 million in a noncontrolling equity investment in MapAnything prior to the acquisition. The Company recognized a gain of approximately $9 million as a result of remeasuring its prior equity interest in MapAnything held before the business combination. The gain is included in gains on strategic investments, net in the condensed consolidated statement of operations.

7. Intangible Assets Acquired Through Business Combinations and Goodwill
Intangible assets acquired through business combinations
Intangible assets acquired through business combinations are as follows (in millions):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Remaining Useful Life (Years)
	Jan 31, 2019	Additions and retirements, net	July 31, 2019	Jan 31, 2019	Expense and retirements, net	July 31, 2019	Jan 31, 2019	July 31, 2019
Acquired developed technology	$1,429	$33	$1,462	$(889)	$(123)	$(1,012)	$540	$450	2.6
Customer relationships	1,938	25	1,963	(560)	(129)	(689)	1,378	1,274	5.9
Other (1)	52	0	52	(47)	(4)	(51)	5	1	1.0
Total	$3,419	$58	$3,477	$(1,496)	$(256)	$(1,752)	$1,923	$1,725	5.0

(1)Included in other are trade names, trademarks and territory rights.
Amortization of intangible assets resulting from business combinations for the three months ended July 31, 2019 and 2018 was $127 million and $119 million, respectively, and for the six months ended July 31, 2019 and 2018 was $256 million and $188 million, respectively.
The expected future amortization expense for intangible assets as of July 31, 2019 is as follows (in millions):

Fiscal Period:
Remaining six months of Fiscal 2020	$228
Fiscal 2021	429
Fiscal 2022	366
Fiscal 2023	218
Fiscal 2024	152
Thereafter	332
Total amortization expense	$1,725

Customer contract assets acquired through business combinations
Customer contract assets resulting from business combinations reflects the fair value of future billings of amounts that are contractually committed by acquired companies' existing customers as of the acquisition date. Customer contract assets are amortized over the corresponding contract terms. Customer contract assets resulting from business combinations at July 31, 2019 and January 31, 2019 were $81 million and $121 million, respectively, and are included in other assets on the condensed consolidated balance sheets.
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter.
The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, were as follows (in millions):

Balance as of January 31, 2019	$12,851
Salesforce.org	164
MapAnything	152
Other acquisitions and adjustments (1)	32
Balance as of July 31, 2019	$13,199

(1)Adjustments include adjustments of acquisition date fair value, including the effect of foreign currency translation.

8. Debt
The carrying values of the Company's borrowings were as follows (in millions):

Instrument	Date of issuance	Maturity date	Effective interest rate for the three months ended July 31, 2019	July 31, 2019	January 31, 2019
2021 Term Loan	May 2018	May 2021	3.18%	$299 (1)	$499
2023 Senior Notes	April 2018	April 2023	3.26%	994	993
2028 Senior Notes	April 2018	April 2028	3.70%	1,489	1,488
Loan assumed on 50 Fremont	February 2015	June 2023	3.75%	195	196
Total carrying value of debt				2,977	3,176
Less current portion of debt				(4)	(3)
Total noncurrent debt				$2,973	$3,173

(1) The Company repaid $200 million of the 2021 Term Loan in June 2019.
Each of the Company's debt agreements requires it to maintain compliance with certain debt covenants, all of which the Company was in compliance with as of July 31, 2019.
The expected future principal payments for all borrowings as of July 31, 2019 is as follows (in millions):

Fiscal period:
Remaining six months of Fiscal 2020	$2
Fiscal 2021	4
Fiscal 2022	304
Fiscal 2023	4
Fiscal 2024	1,182
Thereafter	1,500
Total principal outstanding	$2,996

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
There were no outstanding borrowings under the Credit Facility as of July 31, 2019. The Company continues to pay a commitment fee on the available amount of the Credit Facility, which is included within interest expense in the Company's condensed consolidated statement of operations.
Interest Expense on Debt
The following table sets forth total interest expense recognized related to debt (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Contractual interest expense	$28	$31	$56	$42
Amortization of debt issuance costs	1	1	2	13
Amortization of debt discount	0	0	0	4
	$29	$32	$58	$59

9. Stockholders’ Equity
The fair value of the Company's stock options and ESPP shares was estimated on the date of grant and the first day of the ESPP purchase period, respectively, using the Black-Scholes option pricing model. The weighted-average fair value per share for stock options grants was $38.97 and $40.69 in the three and six months ended July 31, 2019, respectively, compared to $32.35 and $28.69 in the three and six months ended July 31, 2018, respectively. The weighted-average fair value per share for ESPP shares was $38.88 in the three months ended July 31, 2019 compared to $32.26 in the three months ended July 31, 2018.
Stock option activity for the six months ended July 31, 2019 is as follows:

	Options Outstanding
	Outstanding Stock Options (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2019	26	$74.15
Options granted under all plans	6	160.40
Exercised	(3)	55.34
Canceled	(1)	108.14
Balance as of July 31, 2019	28	$94.60	$1,745
Vested or expected to vest	26	$91.53	$1,699
Exercisable as of July 31, 2019	13	$65.76	$1,236

The following table summarizes information about stock options outstanding as of July 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in millions)	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares (in millions)	Weighted- Average Exercise Price
$0.27 to $52.30	5	4.2	$30.34	4	$33.10
$54.36 to $75.57	7	3.6	67.79	5	65.73
$76.48 to $113.00	4	3.7	84.54	3	82.74
$118.04	5	5.6	118.04	1	118.04
$122.03 to $158.76	1	6.3	141.75	0	0.00
$161.50	6	6.6	161.50	0	0.00
	28	4.8	$94.60	13	$65.76

Restricted stock activity for the six months ended July 31, 2019 is as follows:

	Restricted Stock Outstanding
	Outstanding (in millions)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2019	21	$103.33
Granted - restricted stock units and awards	9	160.75
Granted - performance-based stock units	1	161.50
Canceled	(1)	108.35
Vested and converted to shares	(6)	99.70
Balance as of July 31, 2019	24	$126.53	$3,687
Expected to vest	20		$3,148

During the six months ended July 31, 2019, the Company recognized stock-based expense related to its equity plans for employees and non-employee directors of $731 million. As of July 31, 2019, the aggregate stock compensation remaining to be amortized to costs and expenses was approximately $3.4 billion. The Company will amortize this stock compensation balance as follows: $778 million during the remaining six months of fiscal 2020; $1.1 billion during fiscal 2021; $875 million during fiscal 2022; $525 million during fiscal 2023 and $82 million during fiscal 2024. The expected amortization reflects only outstanding stock awards as of July 31, 2019 and assumes no forfeiture activity. The aggregate stock compensation remaining to be amortized to costs and expenses will be recognized over a remaining weighted average period of two years.
Shares reserved and available for future issuance as of July 31, 2019 and January 31, 2019 were 133 million shares and 115 million shares, respectively.
10. Income Taxes
Effective Tax Rate
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. For the six months ended July 31, 2019, the Company reported a tax provision of $163 million on a pretax income of $646 million, which resulted in an effective tax rate of 25 percent. The Company's effective tax rate differs from the U.S. statutory rate of 21 percent primarily due to profitable jurisdictions outside of the United States subject to tax rates greater than 21 percent, offset by excess tax benefits from stock-based compensation.
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
11. Earnings Per Share
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

A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is as follows (in millions):

2	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Numerator:
Net income	$91	$299	$483	$643
Denominator:
Weighted-average shares outstanding for basic earnings per share	776	747	774	737
Effect of dilutive securities:
Convertible senior notes which matured in April 2018	0	0	0	2
Employee stock awards	19	23	21	20
Warrants which settled in June and July 2018	0	4	0	4
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	795	774	795	763

The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Employee stock awards	7	7	5	5

12. Leases and Other Commitments
Leases
The Company has operating leases for corporate offices, data centers, and equipment under non-cancelable operating leases with various expiration dates. The leases have remaining terms of 1 year to 23 years, some of which include options to extend for up to 5 years, and some of which include options to terminate within 1 year.
The components of lease expense were as follows (in millions):

	Three Months Ended July 31, 2019	Six Months Ended July 31, 2019
Operating lease cost	$217	$423

Finance lease cost:
Amortization of right-of-use assets	$17	$33
Interest on lease liabilities	5	11
Total finance lease cost	$22	$44
Supplemental cash flow information related to operating and finance leases was as follows (in millions):

	Three Months Ended July 31, 2019	Six Months Ended July 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$209	$391
Operating cash outflows for finance leases	4	8
Financing cash outflows for finance leases	134	136
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	171	330

Supplemental balance sheet information related to operating and finance leases was as follows (in millions):

As of July 31, 2019
Operating leases:
Operating lease right-of-use assets	$2,904

Operating lease liabilities, current	$706
Noncurrent operating lease liabilities	2,341
Total operating lease liabilities	$3,047

Finance leases:
Buildings and building improvements	$325
Computers, equipment and software	468
Accumulated depreciation	(372)
Property and equipment, net	$421

Accrued expenses and other liabilities	$76
Other noncurrent liabilities	336
Total finance lease liabilities	$412
Other information related to leases was as follows:

As of July 31, 2019
Weighted average remaining lease term
Operating leases	7 years
Finance leases	21 years
Weighted average discount rate
Operating leases	2.8%
Finance leases	4.5%

The weighted average remaining lease term for real estate leases with multiple floors with different lease end dates is calculated based on the lease end date for each individual floor.
As of July 31, 2019, the maturities of lease liabilities under non-cancelable operating and finance leases are as follows (in millions):

	Operating Leases	Finance Leases
Fiscal Period:
Remaining six months of Fiscal 2020	$384	$36
Fiscal 2021	723	67
Fiscal 2022	516	23
Fiscal 2023	356	23
Fiscal 2024	284	24
Thereafter	1,133	434
Total minimum lease payments	3,396	607
Less: Imputed interest	(349)	(195)
Total	$3,047	$412

Operating lease amounts above do not include sublease income. The Company has entered into various sublease agreements with third parties. Under these agreements, the Company expects to receive sublease income of approximately $14 million in the remainder of fiscal 2020, $130 million in the next four years and $73 million thereafter.

The Company’s lease terms may include options to extend or terminate the lease. These options are reflected in the Company's future contractual obligations when it is reasonably certain that the Company will exercise that option. The Company did not use hindsight when determining lease term, therefore, as of July 31, 2019, renewal options are only included for the Company's finance lease for 350 Mission.
As of July 31, 2019, the Company has additional operating leases that have not yet commenced totaling $2.0 billion and therefore not reflected on the condensed consolidated balance sheet and tables above. These operating leases include agreements for office facilities to be constructed. These operating leases will commence between fiscal year 2021 and fiscal year 2025 with lease terms of 9 to 17 years.
Of the total operating lease commitment balance, including leases not yet commenced, of $5.4 billion, approximately $4.7 billion is related to facilities space. The remaining commitment amount is primarily related to equipment.
Letters of Credit
As of July 31, 2019, the Company had a total of $92 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through 2033.
13. Legal Proceedings and Claims
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
Tableau Litigation
In July and August 2017, two substantially similar securities class action complaints were filed against Tableau Software, Inc. ("Tableau") and two of its now former executive officers.  The first complaint was filed in the U.S. District for the Southern District of New York (the “Scheufele Action”). The second complaint was filed in the U.S. District Court for the Western District of Washington and was voluntarily dismissed on October 17, 2017.  In December 2017, the lead plaintiff in the Scheufele Action filed an amended complaint, which alleged that between February 5, 2015 and February 4, 2016, Tableau and certain of its executive officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, in connection with statements regarding Tableau’s business and operations by allegedly failing to disclose that product launches and software upgrades by competitors were negatively impacting Tableau’s competitive position and profitability. The amended complaint sought unspecified damages, interest, attorneys’ fees and other costs.  In February 2018, the lead plaintiff filed a second amended complaint (the "SAC"), which contains substantially similar allegations as the amended complaint, and added as defendants two of Tableau’s now former executive officers and directors. Defendants filed a motion to dismiss the SAC in March 2018, which was denied in February 2019. Defendants filed an answer to the SAC in March 2019, and subsequently amended their answer in April 2019.
In August 2018, Tableau was named as a nominal defendant in a purported shareholder derivative action in the United States District Court for the District of Delaware, allegedly on behalf of and for the benefit of Tableau, against certain of its now former directors and officers. The derivative action arises out of many of the factual allegations at issue in the Scheufele Action, and generally alleges that the individual defendants breached fiduciary duties owed to Tableau. The complaint seeks unspecified damages and equitable relief, attorneys' fees, costs and expenses. The case is currently stayed.
In July 2019, three civil actions were filed against Tableau and each of the members of Tableau’s board of directors as of the dates of the complaints asserting claims under Sections 14(e), 14(d), and 20(a) of the Exchange Act challenging the adequacy of certain public disclosures made by Tableau concerning its proposed transaction with Salesforce. Salesforce was named as a defendant in one of these three actions. Specifically, Shiva Stein, a purported Tableau stockholder, commenced an action in the United States District Court for the District of Delaware (the “Stein Action”);  Marcy Curtis, a purported Tableau stockholder, commenced a putative class action in the United States District Court for the District of Delaware (the “Curtis Action”); and Cathy O'Brien, a purported Tableau stockholder, commenced an action in the United States District Court for the Southern District of New York (the “O'Brien Action”). Salesforce was named as a defendant in the Curtis Action. The plaintiffs seek, among other things, an injunction that would have prevented the acquisition of Tableau by Salesforce, rescission of the transaction or rescissory damages, an accounting by the defendants for all damages caused to the plaintiffs, and the award of attorneys’ fees and expenses.  Tableau has not answered the complaint in the Curtis, or O'Brien Actions, and Salesforce has not answered the complaint in the Curtis Action.
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
14. Related-Party Transactions
In January 1999, the Foundation was chartered on an idea of leveraging the Company’s people, technology and resources to help improve communities around the world. The Company calls this integrated philanthropic approach the 1-1-1 model. Beginning in 2008, Salesforce.org, which was a non-profit public benefit corporation, was established to resell the Company's services to non-profit organizations and certain higher education organizations. As discussed in Note 6, in June 2019, the Company completed a business combination with Salesforce.org.
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
Since the Foundation’s and Salesforce.org’s inception, and prior to the closing of the business combination with Salesforce.org, the Company provided at no charge certain resources to those entities' employees such as office space, furniture, equipment, facilities, services and other resources. The value of these items was approximately $6 million in fiscal 2020, prior to the business combination, and $7 million for the six months ended July 31, 2018.
Additionally, the Company allowed Salesforce.org to donate subscriptions of the Company’s services to other qualified non-profit organizations. Prior to the closing of the business combination with Salesforce.org, the value of the subscriptions sold by Salesforce.org to external customers pursuant to the reseller agreement, as amended, was approximately $110 million for fiscal 2020, prior to the business combination, and $117 million for the six months ended July 31, 2018.
As discussed in Note 6 "Business Combinations", in June 2019, the Company reorganized its relationship with Salesforce.org, which was accounted for as a business combination. This transaction did not change the relationship and accounting considerations with the Foundation, as described above.
15. Subsequent Events
Tableau Software, Inc.
On August 1, 2019, pursuant to an Agreement and Plan of Merger dated June 9, 2019, the Company acquired all of the outstanding capital stock of Tableau, which provides a self-service analytics platform that enables users to easily access, prepare, analyze, and present findings in their data. The preliminary acquisition date fair value of the consideration transferred for Tableau is estimated to be approximately $14.9 billion comprised of $14.6 billion in common stock issued, or approximately 96 million shares, and $0.3 billion related to the fair value of stock options and restricted stock awards assumed. The Company will include the financial results of Tableau in the condensed consolidated financial statements from the date of the acquisition on August 1, 2019.

In connection with the acquisition, the Company promptly obtained all regulatory clearances necessary to close, and no divestiture or other remedies were requested by the applicable authorities. In July 2019, the United Kingdom Competition and Markets Authority (the “CMA”) informed the parties that it planned to review the merger. On July 31, 2019, the CMA issued a “hold separate” order requiring Salesforce and Tableau to operate separately while the CMA conducts its review. Although the Company believes that the merger does not raise any competition concerns, it intends to fully comply with the CMA's order and keep the Tableau business operationally separate from Salesforce until the lifting of the order or conclusion of the CMA’s review. Salesforce is working constructively with the CMA to address the CMA's questions as it conducts this review.
ClickSoftware Technologies Ltd.
In August 2019, the Company agreed to acquire the holding company of ClickSoftware Technologies Ltd. (“ClickSoftware”). ClickSoftware is a software company providing field service management solutions. The total consideration for ClickSoftware is estimated to be approximately $1.35 billion, net of the value of shares held by the Company and after taking into consideration customary purchase price adjustments. The purchase price will consist of a mix of cash and Company common stock and includes the assumption of outstanding equity awards held by ClickSoftware employees. The acquisition is expected to close during the Company’s fiscal quarter ending October 31, 2019, subject to customary closing conditions, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and Israeli antitrust clearance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “assumes,” “may,” “should,” “could,” “would,” “foresees,” “forecasts,” “predicts,” “targets,” variations of such words and similar expressions are intended to identify such forward-looking statements, which may consist of, among other things, trend analyses and statements regarding future events, future financial performance, anticipated growth and industry prospects. These forward-looking statements are based on current expectations, estimates and forecasts, as well as the beliefs and assumptions of our management, and are subject to risks and uncertainties that are difficult to predict, including: the effect of general economic and market conditions; the impact of geopolitical events; the impact of foreign currency exchange rate and interest rate fluctuations on our results; our business strategy and our plan to build our business, including our strategy to be the leading provider of enterprise cloud computing applications and platforms; the pace of change and innovation in enterprise cloud computing services; the seasonal nature of our sales cycles; the competitive nature of the market in which we participate; our international expansion strategy; the demands on our personnel and infrastructure resulting from significant growth in our customer base and operations, including as a result of acquisitions; our service performance and security, including the resources and costs required to avoid unanticipated downtime and prevent, detect and remediate potential security breaches; the expenses associated with new data centers and third-party infrastructure providers; additional data center capacity; real estate and office facilities space; our operating results and cash flows; new services and product features, including any efforts to expand our services beyond the CRM market; our strategy of acquiring or making investments in complementary businesses, joint ventures, services, technologies and intellectual property rights; the performance and fair value of our investments in complementary businesses through our strategic investment portfolio; our ability to realize the benefits from strategic partnerships, joint ventures and investments; the impact of future gains or losses from our strategic investment portfolio including gains or losses from overall market conditions that may affect the publicly traded companies within our strategic investment portfolio; our ability to execute our business plans; our ability to successfully integrate acquired businesses and technologies, including delays related to the integration of Tableau due to regulatory review by the United Kingdom Competition and Markets Authority; our ability to continue to grow unearned revenue and remaining performance obligation; our ability to protect our intellectual property rights; our ability to develop our brands; our reliance on third-party hardware, software and platform providers; our dependency on the development and maintenance of the infrastructure of the Internet; the effect of evolving domestic and foreign government regulations, including those related to the provision of services on the Internet, those related to accessing the Internet, and those addressing data privacy, cross-border data transfers and import and export controls; the valuation of our deferred tax assets and the release of related valuation allowances; the potential availability of additional tax assets in the future; the impact of new accounting pronouncements and tax laws; uncertainties affecting our ability to estimate our tax rate; uncertainties regarding our tax obligations in connection with potential jurisdictional transfers of intellectual property, including the tax rate, the timing of the transfer and the value of such transferred intellectual property; the impact of expensing stock options and other equity awards; the sufficiency of our capital resources; factors related to our 2023 and 2028 senior notes, revolving credit facility, 2021 term loan and loan associated with 50 Fremont; compliance with our debt covenants and lease obligations; current and potential litigation involving us; and the impact of climate change. These and other risks and uncertainties may cause our actual results to differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below under “Risk Factors” and elsewhere in this report for additional detail regarding factors that may cause actual results to be different than those expressed in our forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.
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
We are also committed to a sustainable, low-carbon future, advancing equality and diversity, and fostering employee success. We try to integrate social good into everything we do. All of these goals align with our long-term growth strategy and financial and operational priorities, including improving our operating margins.
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
To address these factors, we will need to, among other things, continue to add substantial numbers of paying subscriptions, upgrade our customers to fully featured versions or arrangements, provide high quality technical support to our customers, encourage the development of third-party applications on our platforms, realize the benefits from our strategic partnerships and continue to focus on retaining customers at the time of renewal. Our plans to invest for future growth include the continued expansion of our data center capacity, whether internally or through the use of third parties, the hiring of additional personnel, particularly in direct sales, other customer-related areas and research and development, the expansion of domestic and international selling and marketing activities, specifically in our top markets, the continued development of our brands, the addition of distribution channels, the upgrade of our service offerings, the continued development of services including Community Cloud and Industry Clouds, the integration of new and acquired technologies such as Commerce Cloud, AI and Salesforce Quip, the expansion of our Marketing Cloud, Salesforce Platform service offerings and Integration Cloud, and additions to our global infrastructure.
We also regularly evaluate acquisitions or investment opportunities in complementary businesses, joint ventures, services and technologies and intellectual property rights in an effort to expand our service offerings through a disciplined and thoughtful acquisition process. We expect to continue to make such investments and acquisitions in the future and we plan to reinvest a significant portion of our incremental revenue in future periods to grow our business and continue our leadership role in the cloud computing industry. As part of our growth strategy, we are delivering innovative solutions in new categories, including analytics, e-commerce, AI, IoT and collaborative productivity tools. We drive innovation organically and to a lesser extent through acquisitions, such as our recent business combination with Salesforce.org in June 2019 and Tableau Software, Inc. ("Tableau") in August 2019, which is our largest acquisition to date. Because the acquisition closed following the completion of our second fiscal quarter, the financial results of Tableau are not included in the accompanying financial statements. In addition, our results of operations discussion below does not contemplate the impact of the Tableau acquisition and, as such, the amounts, both in dollars and as a percentage of total revenues, may change from the current or historical periods.
As a result of our aggressive growth plans and integration of our previously acquired businesses, we have incurred significant expenses from equity awards and amortization of purchased intangibles, which have reduced our operating income.
Our typical subscription contract term is 12 to 36 months, although terms range from one to 60 months, so during any fiscal reporting period only a subset of active subscription contracts is eligible for renewal. We calculate our attrition rate as of the end of each month. Our attrition rate, including the Marketing Cloud service offering but excluding our Commerce Cloud and Integration Cloud service offerings, was less than ten percent as of July 31, 2019. While it is difficult to predict, we expect our attrition rate to remain consistent as we continue to expand our enterprise business and invest in customer success and related programs.

We periodically make changes to our sales organization to position us for long-term growth. We could experience some effects from these organizational changes in future periods, but we do not expect these changes to have a material adverse effect on our business or our ability to meet our near-term or long-term revenue targets. Slower growth in new business in any given period could negatively affect our revenues in future periods, as well as remaining performance obligation in current or future periods, particularly if experienced on a sustained basis.
We expect marketing and sales costs, which were 45 percent of total revenues for the six months ended July 31, 2019 and 2018, to continue to represent a substantial portion of total revenues in the future as we seek to grow our customer base, sell more products to existing customers, continue to build greater brand awareness and market the offerings of acquired businesses.
The expanding global scope of our business exposes us to risk of fluctuations in foreign currency markets. Fluctuations in foreign currency exchange rates negatively impacted our revenue results for the six months ended July 31, 2019 and negatively impacted our remaining performance obligation as of July 31, 2019. We expect these fluctuations to continue for the remainder of fiscal 2020.
Effective on February 1, 2019, we prospectively adopted the provisions and expanded disclosure requirements described in Accounting Standards Update No. 2016-02, "Leases (Topic 842)". Upon adoption, we recorded operating lease right-of-use (“ROU”) assets of approximately $2.9 billion and corresponding operating lease liabilities of $3.1 billion on our condensed consolidated balance sheets.
Website references throughout this document are provided for convenience only, and the content on the referenced websites is not incorporated by reference into this report.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2020, for example, refer to the fiscal year ending January 31, 2020.
Operating Segments
We operate as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by our chief operating decision makers, Marc Benioff, who is the co-chief executive officer and the chairman of the board, and Keith Block, who is the co-chief executive officer, in deciding how to allocate resources and assess performance. Over the past few years, we have completed a number of business combinations, including the acquisitions of MuleSoft, Inc. ("MuleSoft) and Datorama, Inc. in fiscal 2019, Salesforce.org in June 2019 and Tableau Software, Inc. in August 2019. These acquisitions have allowed us to expand our offerings, presence and reach in various market segments of the enterprise cloud computing market.
While we have offerings in multiple enterprise cloud computing market segments, including as a result of our acquisitions, and operate in multiple countries, our business operates in one operating segment because most of our offerings operate on a single customer success platform and are deployed in a nearly identical way, and our chief operating decision makers evaluate our financial information and resources and assess the performance of these resources on a consolidated basis. Since we operate as one operating segment, all required financial segment information can be found in the consolidated financial statements.
Sources of Revenues
We derive our revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing our enterprise cloud computing services (collectively, "Cloud Services"), software licenses, and from customers paying for additional support beyond the standard support that is included in the basic subscription fees; and (2) related professional services such as process mapping, project management, implementation services and other revenue. “Other revenue” consists primarily of training fees. Subscription and support revenues accounted for approximately 94 percent of our total revenues for the six months ended July 31, 2019. Subscription revenues are driven primarily by the number of paying subscribers, varying service types, and the price of our service and renewals. We define a “customer” as a separate and distinct buying entity (e.g., a company, a distinct business unit of a large corporation, a partnership, etc.) that has entered into a contract to access our enterprise cloud computing services. These contracts include "new business" which are sales to new customers, upgrades and additional subscriptions from existing customers, and renewals.
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
In situations where a customer purchases multiple Cloud Services, such as through an Enterprise License Agreement, we allocate the contract value to each service offering based on the customer’s estimated product demand plan, the service that was provided at the inception of the contract, and standalone selling price ("SSP") of those products. We do not update these allocations based on actual product usage during the term of the contract. We have allocated approximately 18 percent and 17 percent of our total subscription and support revenues for the three months ended July 31, 2019 and 2018, respectively, and 18 percent and 17 percent of our total subscription and support revenues for the six months ended July 31, 2019 and 2018, respectively, based on customers’ estimated product demand plans.
Additionally, some of our Cloud Service offerings have similar features and functions. For example, customers may use the Sales Cloud, the Service Cloud or the Salesforce Platform to record account and contact information, which are similar features across these service offerings. Depending on a customer’s actual and projected business requirements, more than one service offering may satisfy the customer’s current and future needs. We record revenue based on the individual products ordered by a customer, not according to the customer’s business requirements and usage. In addition, as we introduce new features and functions within each offering and refine our allocation methodology for changes in our business, we do not expect it to be practical to adjust historical revenue results by service offering for comparability. Accordingly, comparisons of revenue performance by service offering over time may not be meaningful.
The revenue growth rates of each of our service offerings, as described below in the Results of Operations, fluctuate from quarter to quarter and over time. While we are a market leader in each offering, we manage the total balanced product portfolio to deliver solutions to our customers. Accordingly, the revenue result for each offering is not necessarily indicative of the results to be expected for any subsequent quarter.
Seasonal Nature of Unearned Revenue, Accounts Receivable and Operating Cash Flow
Unearned revenue primarily consists of billings to customers for our subscription service. Over 90 percent of the value of our billings to customers is for our subscription and support service. We generally invoice our customers in annual cycles. We typically issue renewal invoices in advance of the renewal service period, and depending on timing, the initial invoice for the subscription and services contract and the subsequent renewal invoice may occur in different quarters. This may result in an increase in unearned revenue and accounts receivable. There is a disproportionate weighting toward annual billings in the fourth quarter, primarily as a result of large enterprise account buying patterns. Our fourth quarter has historically been our strongest quarter for new business and renewals. The year on year compounding effect of this seasonality in both billing patterns and overall new and renewal business causes the value of invoices that we generate in the fourth quarter for both new business and renewals to increase as a proportion of our total annual billings. Accordingly, because of this billing activity, our first quarter is typically our largest collections and operating cash flow quarter. Conversely, our third quarter has historically been our smallest operating cash flow quarter.
The sequential quarterly changes in accounts receivable and the related unearned revenue and operating cash flow during the first quarter of our fiscal year are not necessarily indicative of the billing activity that occurs for the following quarters as displayed below (in millions):

	July 31, 2019	April 30, 2019
Fiscal 2020
Accounts receivable, net	$2,332	$2,153
Unearned revenue	7,142	7,585
Net cash provided by operating activities for the three months ended	436	1,965

	January 31, 2019	October 31, 2018	July 31, 2018	April 30, 2018
Fiscal 2019
Accounts receivable, net	$4,924	$2,037	$1,980	$1,763
Unearned revenue	8,564	5,376	5,883	6,201
Net cash provided by operating activities for the three months ended	1,331	143	458	1,466

	January 31, 2018	October 31, 2017	July 31, 2017	April 30, 2017
Fiscal 2018
Accounts receivable, net	$3,921	$1,522	$1,572	$1,442
Unearned revenue	6,995	4,312	4,749	4,969
Net cash provided by operating activities for the three months ended	1,052	125	331	1,230
The unearned revenue balance on our condensed consolidated balance sheets does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Transaction price allocated to the remaining performance obligation ("Remaining Performance Obligation"), represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Remaining Performance Obligation is not necessarily indicative of future revenue growth and is influenced by several factors, including seasonality, the timing of renewals, average contract terms, foreign currency exchange rates and fluctuations in new business growth. Unbilled portions of the Remaining Performance Obligation denominated in foreign currencies are revalued each period based on the period end exchange rates. For multi-year subscription agreements billed annually, the associated unbilled balance and corresponding Remaining Performance Obligation is typically high at the beginning of the contract period, zero just prior to renewal, and increases if the agreement is renewed. Low Remaining Performance Obligation attributable to a particular subscription agreement is often associated with an impending renewal and may not be an indicator of the likelihood of renewal or future revenue from such customer.
Remaining Performance Obligation consisted of the following (in billions):

	Current	Noncurrent	Total
As of July 31, 2019	$12.1	$13.2	$25.3	(1)
As of April 30, 2019	$11.8	$13.1	$24.9	(2)
As of January 31, 2019	$11.9	$13.8	$25.7	(3)
As of October 31, 2018	$10.0	$11.2	$21.2	(4)
As of July 31, 2018	$9.8	$11.2	$21.0	(5)
As of April 30, 2018	$9.6	$10.8	$20.4
As of January 31, 2018	$9.6	$11.0	$20.6
(1) Includes approximately $600 million and $350 million of Remaining Performance Obligation related to the MuleSoft acquisition in May 2018 and the Salesforce.org business combination in June 2019, respectively.
(2) Includes approximately $500 million of Remaining Performance Obligation related to the MuleSoft acquisition.
(3) Includes approximately $450 million of Remaining Performance Obligation related to the MuleSoft acquisition.
(4) Includes approximately $300 million of Remaining Performance Obligation related to the MuleSoft acquisition.
(5) Includes approximately $200 million of Remaining Performance Obligation related to the MuleSoft acquisition.

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
We believe that of our significant accounting policies, which are described in Note 1 “Summary of Business and Significant Accounting Policies” to our condensed consolidated financial statements, the following accounting policies and specific estimates involve a greater degree of judgment and complexity. Accordingly, these are the policies and estimates we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations:

•	the SSP of performance obligations for revenue contracts with multiple performance obligations;

•	the average period of benefit associated with costs capitalized to obtain revenue contracts;

•	the fair value of assets acquired and liabilities assumed for business combinations;

•	the recognition, measurement and valuation of current and deferred income taxes and uncertain tax positions; and

•	the valuation of privately held strategic investments.

Results of Operations
The following tables set forth selected data for each of the periods indicated (in millions):

2	Three Months Ended July 31,				Six Months Ended July 31,
	2019	% of Total Revenues	2018	% of Total Revenues	2019	% of Total Revenues	2018	% of Total Revenues
Revenues:
Subscription and support	$3,745	94%	$3,060	93%	$7,241	94%	$5,870	93%
Professional services and other	252	6	221	7	493	6	417	7
Total revenues	3,997	100	3,281	100	7,734	100	6,287	100
Cost of revenues (1)(2):
Subscription and support	727	18	638	20	1,405	18	1,211	19
Professional services and other	240	6	211	6	476	6	405	7
Total cost of revenues	967	24	849	26	1,881	24	1,616	26
Gross profit	3,030	76	2,432	74	5,853	76	4,671	74
Operating expenses (1)(2):
Research and development	607	15	463	14	1,161	15	887	14
Marketing and sales	1,824	46	1,504	46	3,521	45	2,833	45
General and administrative	375	9	350	11	737	10	645	10
Loss on settlement of Salesforce.org reseller agreement	166	4	0	0	166	2	0	0
Total operating expenses	2,972	74	2,317	71	5,585	72	4,365	69
Income from operations	58	2	115	3	268	4	306	5
Gains on strategic investments, net	109	2	143	4	390	5	354	6
Other income (expense)	(3)	0	(27)	0	(12)	(1)	(44)	(1)
Income before benefit from (provision for) income taxes	164	4	231	7	646	8	616	10
Benefit from (provision for) income taxes	(73)	(2)	68	2	(163)	(2)	27	0
Net income	$91	2%	$299	9%	$483	6%	$643	10%
(1) Amounts related to amortization of intangible assets acquired through business combinations, as follows (in millions):

	Three Months Ended July 31,				Six Months Ended July 31,
	2019	% of Total Revenues	2018	% of Total Revenues	2019	% of Total Revenues	2018	% of Total Revenues
Cost of revenues	$62	2%	$52	2%	$123	2%	$91	1%
Marketing and sales	65	2	67	2	133	2	97	2
(2) Amounts related to stock-based expenses, as follows (in millions):

	Three Months Ended July 31,				Six Months Ended July 31,
	2019	% of Total Revenues	2018	% of Total Revenues	2019	% of Total Revenues	2018	% of Total Revenues
Cost of revenues	$46	1%	$43	1%	$89	1%	$77	1%
Research and development	98	2	81	2	179	2	147	2
Marketing and sales	199	5	174	5	376	5	294	5
General and administrative	45	1	53	2	87	1	85	1

Revenues.

	Three Months Ended July 31,		Variance
(in millions)	2019	2018	Dollars	Percent
Subscription and support	$3,745	$3,060	$685	22%
Professional services and other	252	221	31	14
Total revenues	$3,997	$3,281	$716	22%

	Six Months Ended July 31,		Variance
(in millions)	2019	2018	Dollars	Percent
Subscription and support	$7,241	$5,870	$1,371	23%
Professional services and other	493	417	76	18
Total revenues	$7,734	$6,287	$1,447	23%
The increase in subscription and support revenues was primarily caused by volume-driven increases from new business, which includes new customers, upgrades and additional subscriptions from existing customers. Approximately $87 million and $165 million of revenue was recognized at a point in time for the three and six months ended July 31, 2019, which includes the portion of software subscriptions allocated to the on-premise software element. The business combination with Salesforce.org in June 2019 contributed approximately $51 million to total subscription and support revenues in the three and six months ended July 31, 2019.
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
Subscription and Support Revenue by Service Offering
Subscription and support revenues consisted of the following (in millions):

	Three Months Ended July 31,
	2019	2018	Variance Percent
Sales Cloud	$1,130	$1,004	13%
Service Cloud	1,087	892	22%
Salesforce Platform and Other	912	712	28%
Marketing and Commerce Cloud	616	452	36%
Total	$3,745	$3,060

	Six Months Ended July 31,
	2019	2018	Variance Percent
Sales Cloud	$2,203	$1,969	12%
Service Cloud	2,107	1,740	21%
Salesforce Platform and Other	1,754	1,287	36%
Marketing and Commerce Cloud	1,177	874	35%
Total	$7,241	$5,870
As required under U.S. GAAP, we recorded unearned revenue related to acquired contracts from acquired entities at fair value on the date of acquisition. As a result, we did not recognize certain revenues related to these acquired contracts that the acquired entities would have otherwise recorded as an independent entity.
Subscription and support revenues from the Community Cloud, Quip and our Industry offerings were not significant in the three and six months ended July 31, 2019 and 2018. Quip revenue is included with Salesforce Platform and Other in the table above. Our Industry Offerings and Community Cloud revenue are included in either Sales Cloud, Service Cloud or Salesforce Platform and Other depending on the primary service offering purchased. MuleSoft is included in Salesforce Platform and Other.

Revenues by geography were as follows:

	Three Months Ended July 31,
(in millions)	2019	As a % of Total Revenues	2018	As a % of Total Revenues	Growth rate
Americas	$2,816	70%	$2,338	71%	20%
Europe	786	20	629	19	25
Asia Pacific	395	10	314	10	26
	$3,997	100%	$3,281	100%	22%

	Six Months Ended July 31,
(in millions)	2019	As a % of Total Revenues	2018	As a % of Total Revenues	Growth rate
Americas	$5,433	70%	$4,439	71%	22%
Europe	1,541	20	1,235	19	25
Asia Pacific	760	10	613	10	24
	$7,734	100%	$6,287	100%	23%
Revenues by geography are determined based on the region of the Salesforce contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 96 percent during the three and six months ended July 31, 2019 and 2018. The increase in Americas revenues was the result of the increasing acceptance of our services and the investment of additional sales resources.
Revenues in Europe and Asia Pacific accounted for $1.2 billion, or 30 percent of total revenues, for the three months ended July 31, 2019, compared to $0.9 billion, or 29 percent of total revenues, during the same period a year ago, an increase of $238 million, or 25 percent. Revenues in Europe and Asia Pacific accounted for $2.3 billion, or 30 percent of total revenues, for the six months ended July 31, 2019, compared to $1.8 billion, or 29 percent of total revenues, during the same period a year ago, an increase of $0.5 billion, or 25 percent. This increase in revenues outside of the Americas was the result of the increasing acceptance of our services, our focus on marketing our services internationally and the investment of additional sales resources. Foreign currency fluctuations, particularly the weakening British Pound Sterling, had a negative impact on revenues outside of the Americas of approximately $33 million and $90 million in the three and six months ended July 31, 2019 compared to the three and six months ended July 31, 2018, respectively, due to foreign currency fluctuations primarily as a result of the weakening British Pound Sterling. We expect foreign currency fluctuations to continue to negatively affect our overall revenues outside of the Americas for the remaining six months of fiscal 2020.
Cost of Revenues.

	Three Months Ended July 31,		Variance
(in millions)	2019	2018	Dollars
Subscription and support	$727	$638	$89
Professional services and other	240	211	29
Total cost of revenues	$967	$849	$118
Percent of total revenues	24%	26%

	Six Months Ended July 31,		Variance
(in millions)	2019	2018	Dollars
Subscription and support	$1,405	$1,211	$194
Professional services and other	476	405	71
Total cost of revenues	$1,881	$1,616	$265
Percent of total revenues	24%	26%
For the three months ended July 31, 2019, the increase in cost of revenues was primarily due to an increase of $39 million in employee-related costs, an increase of $3 million in stock-based expenses, an increase of $46 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of amortization of purchased intangible assets of $10 million and an increase in allocated overhead. For the six months ended July 31, 2019, the increase in cost of revenues was primarily due to an increase of $72 million in employee-related costs, an increase of $12 million in stock-based expenses, an increase of $97 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of amortization of purchased intangible assets of $32 million and an increase in allocated overhead. We have increased our headcount by 14 percent since July 31, 2018 to meet the higher demand for services from our customers. We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity to allow us to scale with our customers and continuously evolve our security measures. We also plan to add employees in our professional services group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in future periods.
Our professional services and other gross margin was positive $12 million and positive $17 million during the three and six months ended July 31, 2019, respectively, and positive $10 million and positive $12 million during the three and six months ended July 31, 2018, respectively. We expect the cost of professional services to be approximately in line with revenues from professional services in future fiscal quarters. We believe that this investment in professional services facilitates the adoption of our service offerings.
Operating Expenses.

	Three Months Ended July 31,		Variance
(in millions)	2019	2018	Dollars
Research and development	$607	$463	$144
Marketing and sales	1,824	1,504	320
General and administrative	375	350	25
Loss on settlement of Salesforce.org reseller agreement	166	0	166
Total operating expenses	$2,972	$2,317	$655
Percent of total revenues	74%	71%

	Six Months Ended July 31,		Variance
(in millions)	2019	2018	Dollars
Research and development	$1,161	$887	$274
Marketing and sales	3,521	2,833	688
General and administrative	737	645	92
Loss on settlement of Salesforce.org reseller agreement	166	0	166
Total operating expenses	$5,585	$4,365	$1,220
Percent of total revenues	72%	69%
For the three months ended July 31, 2019, the increase in research and development expenses was primarily due to an increase of approximately $104 million in employee-related costs, an increase of $17 million in stock-based expenses, an increase in our development and test data center costs and allocated overhead. For the six months ended July 31, 2019, the increase in research and development expenses was primarily due to an increase of approximately $196 million in employee-related costs, an increase of $32 million in stock-based expenses, an increase in our development and test data center costs and allocated overhead. We increased our research and development headcount by 28 percent since July 31, 2018 in order to improve and extend our service offerings, develop new technologies, and integrate acquired companies. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to invest in additional employees and technology to support the development of new, and improve existing, technologies and the integration of acquired technologies.
For the three months ended July 31, 2019, the increase in marketing and sales expenses was primarily due to an increase of $232 million in employee-related costs and amortization of deferred commissions, an increase of $25 million in stock-based expenses and allocated overhead partially offset by a decrease in amortization of purchased intangible assets of $2 million. For the six months ended July 31, 2019, the increase in marketing and sales expenses was primarily due to an increase of $434 million in employee-related costs and amortization of deferred commissions, an increase of $82 million in stock-based expenses, an increase in amortization of purchased intangible assets of $36 million, and allocated overhead. Our marketing and sales headcount increased by 26 percent since July 31, 2018. The increase in headcount was primarily attributable to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. We expect that marketing and sales expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to hire additional sales personnel.
The increases in general and administrative expenses were primarily due to an increase in employee-related costs. Our general and administrative headcount increased by 26 percent since July 31, 2018 as we added personnel to support our growth.

As a result of the June 2019 Salesforce.org business combination, the Company effectively settled all existing agreements between the Company and Salesforce.org and, as part of business combination accounting, accordingly recorded a one-time, non-cash operating expense charge of approximately $166 million related to the effective settlement of the reseller agreement.
Other income and expense.

	Three Months Ended July 31,		Variance
(in millions)	2019	2018	Dollars
Gains on strategic investments, net	$109	$143	$(34)
Other expense	(3)	(27)	24

	Six Months Ended July 31,		Variance
(in millions)	2019	2018	Dollars
Gains on strategic investments, net	$390	$354	$36
Other expense	(12)	(44)	32
Gains on strategic investments, net consists primarily of mark-to-market adjustments related to our publicly held equity securities, observable price adjustments related to our privately held equity securities and other adjustments. Net gains recognized in the three months ended July 31, 2019 and 2018 were primarily driven by gains recognized on publicly traded securities of $66 million and $65 million, respectively. Net gains recognized in the six months ended July 31, 2019 were primarily due to the mark to market of one privately held investment of approximately $106 million and gains recognized on publicly traded securities of $216 million. Net gains recognized in the six months ended July 31, 2018 were primarily due to gains recognized on publicly traded securities of $276 million.
Other expense primarily consists of interest expense on our debt as well as our operating and finance leases offset by investment income. Interest expense was $34 million and $39 million for the three months ended July 31, 2019 and 2018, respectively, and $69 million and $73 million for the six months ended July 31, 2019 and 2018, respectively. Investment income increased approximately $19 million and $29 million in the three and six months ended July 31, 2019, respectively, compared to the same periods a year ago due to higher interest income across our portfolio, which is primarily a result of increasing interest rates.
Benefit from (provision for) income taxes.

	Three Months Ended July 31,		Variance
(in millions)	2019	2018	Dollars
Benefit from (provision for) income taxes	$(73)	$68	$(141)
Effective tax rate	45%	(29)%

	Six Months Ended July 31,		Variance
(in millions)	2019	2018	Dollars
Benefit from (provision for) income taxes	$(163)	$27	$(190)
Effective tax rate	25%	(4)%
We recognized a tax provision of $73 million on a pretax income of $164 million for the three months ended July 31, 2019 and a tax provision of $163 million on a pretax income of $646 million for the six months ended July 31, 2019. After our valuation allowance release against the majority of our U.S. deferred tax assets in fiscal 2019, our tax provision was primarily related to U.S. income tax provision, partially offset by excess tax benefits from stock-based compensation.
In fiscal 2019, we recorded a tax benefit of $68 million on a pretax income of $231 million for the three months ended July 31, 2018 and a tax benefit of $27 million on a pretax income of $616 million for the six months ended July 31, 2018. Included in the tax benefit for both reporting periods was a discrete tax benefit of $139 million from a partial release of the valuation allowance in connection with the acquisition of MuleSoft. The net deferred tax liability from the acquisition of MuleSoft provided a source of additional income to support the realizability of the Company's pre-existing deferred tax assets and as a result, the Company released a portion of its valuation allowance. The tax benefit associated with the release of the valuation allowance was partially offset by income taxes in profitable jurisdictions outside of the United States.

Liquidity and Capital Resources
At July 31, 2019, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $6.0 billion and accounts receivable of $2.3 billion. Our cash, cash equivalents and marketable securities are comprised primarily of corporate notes and obligations, U.S. treasury securities, asset backed securities, foreign government obligations, mortgage backed obligations, time deposits, money market mutual funds and municipal securities.
As of July 31, 2019, our remaining performance obligation was $25.3 billion. Our remaining performance obligation represents contracted revenue that has not yet been recognized and includes unearned revenue, which has been invoiced and is recorded on the balance sheet, and unbilled amounts that are not recorded on the balance sheet, that will be recognized as revenue in future periods.
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
We do not believe the adoption of Topic 842 will impact the cost of or limit our borrowing capacity from third party lenders.
Cash Flows
For the three and six months ended July 31, 2019 and 2018, our cash flows were as follows (in millions):

2	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Net cash provided by operating activities	$436	$458	$2,401	$1,924
Net cash used in investing activities	(852)	(4,661)	(1,578)	(4,385)
Net cash provided by (used in) financing activities	(183)	589	24	2,214
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

The net cash used in investing activities during the six months ended July 31, 2019 primarily related to the purchases of marketable securities of $1.5 billion and acquisitions of $0.4 billion offset by sales and maturities of marketable securities of $0.7 billion. The net cash used in investing activities during the six months ended July 31, 2018 primarily related to acquisitions of $5.0 billion offset by sales and maturities of marketable securities of $1.4 billion.
Net cash provided by financing activities during the six months ended July 31, 2019 consisted primarily of $371 million from proceeds from equity plans offset by repayments of debt of $202 million and principal payments on financing obligations of $145 million. Net cash provided by financing activities during the six months ended July 31, 2018 consisted primarily of $3.0 billion from proceeds from issuance of debt and $383 million from proceeds from equity plans offset by $1.0 billion in repayments of debt.
Debt
The carrying values of our borrowings were as follows (in millions):

Instrument	Date of issuance	Maturity date	Effective interest rate for the three months ended July 31, 2019	July 31, 2019	January 31, 2019
2021 Term Loan	May 2018	May 2021	3.18%	$299	$499
2023 Senior Notes	April 2018	April 2023	3.26%	994	993
2028 Senior Notes	April 2018	April 2028	3.70%	1,489	1,488
Loan assumed on 50 Fremont	February 2015	June 2023	3.75%	195	196
Total carrying value of debt				2,977	3,176
Less current portion of debt				(4)	(3)
Total noncurrent debt				$2,973	$3,173
As of July 31, 2019, we have senior unsecured debt outstanding due in 2021, 2023 and 2028 with a total carrying value of $2.8 billion. In addition, we have senior secured notes outstanding related to our loan on 50 Fremont due in 2023 with a total carrying value of $195 million. We were in compliance with all debt covenants as of July 31, 2019.
We maintain a revolving loan credit agreement that provides for $1.0 billion unsecured financing ("Credit Facility") that matures in April 2023. We may use the proceeds of future borrowings under the Credit Facility for refinancing other indebtedness, working capital, capital expenditures and other general corporate purposes, including permitted acquisitions. There were no outstanding borrowings under the Credit Facility as of July 31, 2019.
As of July 31, 2019, we have a total of $92 million in letters of credit outstanding in favor of certain landlords for office space. To date, no amounts have been drawn against the letters of credit, which renew annually and expire at various dates through 2033.
We do not have any special purpose entities, and other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.
Contractual Obligations
Our principal commitments consist of obligations under leases for office space, co-location data center facilities and our development and test data center, as well as leases for computer equipment, software, furniture and fixtures, excluding all secured and unsecured debt. At July 31, 2019, the future non-cancelable minimum payments under these commitments were as follows (in millions):

	Operating Leases (1)	Finance Leases
Fiscal Period:
Remaining six months of Fiscal 2020	$384	$36
Fiscal 2021	723	67
Fiscal 2022	516	23
Fiscal 2023	356	23
Fiscal 2024	284	24
Thereafter	1,133	434
Total minimum lease payments	$3,396	$607
(1) Operating leases do not include sublease income. We have entered into various sublease agreements with third parties. Under these agreements, we expect to receive sublease income of approximately $14 million in the remainder of fiscal year 2020, $130 million in the next four years and $73 million thereafter.
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
As of July 31, 2019, we have additional operating leases that have not yet commenced totaling $2.0 billion. These operating leases include agreements for office facilities to be constructed and will commence between fiscal year 2021 and fiscal year 2025 with lease terms of 9 to 17 years.
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
Upcoming Business Combination
In August 2019, we agreed to acquire the holding company of ClickSoftware Technologies Ltd. (“ClickSoftware”) for approximately $1.35 billion, net of the value of shares that we hold and after taking into consideration customary purchase price adjustments. The purchase price will consist of a mix of cash and our common stock and includes the assumption of outstanding equity awards held by ClickSoftware employees. The acquisition is expected to close during the fiscal quarter ending October 31, 2019, subject to customary closing conditions, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and Israeli antitrust clearance.
Following closing, we may determine it is advisable to fully integrate the operations and assets of ClickSoftware into our operations. As a result, we may be subject to a potential one-time income tax charge based on an assumed Israeli statutory tax rate of 23 percent applied to the value of any transferred intangibles.
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
Our European revenue, operating expenses and significant balance sheet accounts denominated in currencies other than the USD primarily flow through our United Kingdom ("UK") subsidiary, which has a functional currency of the British Pound Sterling. This results in a two-step currency exchange process wherein the currencies in Europe other than the British Pound Sterling are first converted into the British Pound Sterling and then the British Pound Sterling is translated into USD for our Condensed Consolidated Financial Statements. As an example, costs incurred in France are translated from the Euro to the British Pound Sterling and then into the USD. Our statements of operations and balance sheet accounts are also impacted by the re-measurement of non-functional currency transactions such as USD denominated intercompany loans, cash accounts held by our overseas subsidiaries, accounts receivable denominated in foreign currencies and unearned revenue and accounts payable denominated in foreign currencies.
In fiscal 2020, we began transitioning away from this UK-centralized European structure to enable some of our local subsidiaries within Europe to invoice customers directly. This transition, which may take multiple years, would thereby enable the local subsidiaries to recognize revenues, operating expenses and corresponding balance sheet accounts in local currencies. With the change to local invoicing in some markets, we expect better alignment between our revenue and expenses in the local currency.
The U.K. held a referendum in June 2016 in which a majority of voters approved an exit from the European Union ("EU") (“Brexit”). In March 2017, the UK government gave formal notice of its intention to leave the EU and started the process of negotiating the future terms of the UK's relationship with the EU. Brexit could adversely affect UK, regional (including European) and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British Pound Sterling and Euro. We have evaluated and started to implement initiatives, such as the commitment to invest resources in Dublin, Ireland, that could partially mitigate the impact Brexit could have on our operations. In the six months ended July 31, 2019 and 2018, total revenues generated in Europe were approximately 20 percent and 19 percent of total revenues, respectively, of which substantially all were recorded in our UK subsidiary. Revenues in Europe decreased by approximately $73 million in the six months ended July 31, 2019 compared to the six months ended July 31, 2018 as a result of the weakening British Pound Sterling. We recognize that there are still significant uncertainties surrounding the ultimate resolution of Brexit negotiations, and we will continue to monitor any changes that may arise and assess their potential impact on our business.
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
Foreign Currency Translation Risk
Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Although the USD fluctuated against certain international currencies over the past several months, the amounts of revenue and remaining performance obligation that we reported in USD for foreign subsidiaries that transact in international currencies were similar to what we would have reported during the three months using a constant currency rate.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $6.0 billion at July 31, 2019. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least BBB or better. The cash, cash equivalents and marketable securities are held for general corporate purposes, including acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase or decrease in interest rates of 100-basis points at July 31, 2019 could result in a $21 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.
At January 31, 2019, we had cash, cash equivalents and marketable securities totaling $4.3 billion. The fixed-income portfolio was also subject to interest rate risk. Changes in interest rates of 100-basis points would have resulted in market value changes of $21 million.
Market Risk and Market Interest Risk
We deposit our cash with multiple financial institutions.
In addition, we maintain debt obligations that are subject to market interest risk, as follows (in millions):

Instrument	Maturity date	Principal Outstanding as of July 31, 2019	Interest Terms	Effective interest rate for the three months ended July 31, 2019
2021 Term Loan	May 2021	$300	Floating	3.18%
2023 Senior Notes	April 2023	1,000	Fixed	3.26%
2028 Senior Notes	April 2028	1,500	Fixed	3.70%
Loan assumed on 50 Fremont	June 2023	196	Fixed	3.75%
Revolving credit facility	April 2023	0	Floating	N/A
The 2021 Term Loan bears interest, at our option, at either a base rate plus a spread of 0.00% to 0.25% or an adjusted LIBOR rate plus a spread of 0.625% to 1.25%, in each case, with such spread being determined based on our credit rating. By entering into the 2021 Term Loan, we have assumed risks associated with variable interest rates based upon a variable base rate or LIBOR. Changes in the overall level of interest rates affect the interest expense that we recognize in our statements of operations. The 2021 Term Loan was signed in April 2018 and funds were received in May 2018. We repaid $200 million of the 2021 Term Loan in June 2019.
The borrowings under the Revolving Credit Facility bear interest, at our option, at a base rate plus a spread of 0.00% to 0.375% or an adjusted LIBOR rate plus a spread of 0.75% to 1.375%, in each case with such spread being determined based on our credit rating. Regardless of what amounts, if any, are outstanding under the revolving credit facility, we are also obligated to pay an ongoing commitment fee on undrawn amounts at a rate of 0.05% to 0.175%, with such rate being based on our credit rating, payable in arrears quarterly. As of July 31, 2019, there was no outstanding borrowing amount under the Revolving Credit Facility.
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
As of July 31, 2019, our portfolio, which consists of investments in over 250 companies including six publicly traded companies, is primarily comprised of independent software vendors and system integrators. Our capital investments in these companies range from $0.1 million to approximately $105 million, with 25 investments with carrying values individually equal to or in excess of approximately $10 million as of July 31, 2019. As of July 31, 2019, we held one investment with a carrying value that was greater than 15 percent of our total strategic investments and four additional investments with carrying values that were individually greater than five percent of our total strategic investments, of which two were publicly traded and two were privately held.
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
Tableau Litigation
In July and August 2017, two substantially similar securities class action complaints were filed against Tableau Software, Inc. ("Tableau") and two of its now former executive officers.  The first complaint was filed in the U.S. District for the Southern District of New York (the "Scheufele Action"). The second complaint was filed in the U.S. District Court for the Western District of Washington and was voluntarily dismissed on October 17, 2017.  In December 2017, the lead plaintiff in the Scheufele Action filed an amended complaint, which alleged that between February 5, 2015 and February 4, 2016, Tableau and certain of its executive officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, in connection with statements regarding Tableau’s business and operations by allegedly failing to disclose that product launches and software upgrades by competitors were negatively impacting Tableau’s competitive position and profitability. The amended complaint sought unspecified damages, interest, attorneys’ fees and other costs. In February 2018, the lead plaintiff filed a second amended complaint (the "SAC"), which contains substantially similar allegations as the amended complaint, and added as defendants two of Tableau’s now former executive officers and directors. Defendants filed a motion to dismiss the SAC in March 2018, which was denied in February 2019. Defendants filed an answer to the SAC in March 2019, and subsequently amended their answer in April 2019.
In August 2018, Tableau was named as a nominal defendant in a purported shareholder derivative action in the United States District Court for the District of Delaware, allegedly on behalf of and for the benefit of Tableau, against certain of its now former directors and officers. The derivative action arises out of many of the factual allegations at issue in the Scheufele Action, and generally alleges that the individual defendants breached fiduciary duties owed to Tableau. The complaint seeks unspecified damages and equitable relief, attorneys' fees, costs and expenses. The case is currently stayed.
In July 2019, three civil actions were filed against Tableau and each of the members of Tableau’s board of directors as of the dates of the complaints asserting claims under Sections 14(e), 14(d), and 20(a) of the Exchange Act challenging the adequacy of certain public disclosures made by Tableau concerning its proposed transaction with Salesforce.  We were named as a defendant in one of these three actions. Specifically, Shiva Stein, a purported Tableau stockholder, commenced an action in the United States District Court for the District of Delaware (the “Stein Action”);  Marcy Curtis, a purported Tableau stockholder, commenced a putative class action in the United States District Court for the District of Delaware (the “Curtis Action”); and Cathy O'Brien, a purported Tableau stockholder, commenced an action in the United States District Court for the Southern District of New York (the “O'Brien Action”). Salesforce was named as a defendant in the Curtis Action. The plaintiffs seek, among other things, an injunction that would have prevented the acquisition of Tableau by Salesforce, rescission of the transaction or rescissory damages, an accounting by the defendants for all damages caused to the plaintiffs, and the award of attorneys’ fees and expenses.  Tableau has not answered the complaint in the Curtis, or O'Brien Actions, and Salesforce has not answered the complaint in the Curtis Action.
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
Because our services are complex and incorporate a variety of hardware, proprietary software and third-party software, our services may have errors or defects that could result in unanticipated downtime for our subscribers and harm to our reputation and our business. Cloud services frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in, and experienced disruptions to, our services and new defects or disruptions may occur in the future. Such defects could also create vulnerabilities that could inadvertently permit access to protected customer data. For example, we recently experienced a significant service disruption due to an internally deployed software update that had an unintended impact on our services for certain customers. As a precaution we immediately disabled access to our services for potentially impacted customers while we worked to remediate the issue. While we continue to evaluate the cause and impact of the disruption, it has not materially affected our business, reputation or financial results.
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
Regulation related to the provision of services over the Internet is evolving, as federal, state and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and the collection, processing, storage, transfer and use of data. In some cases, data privacy laws and regulations, such as the European Union’s ("EU") General Data Protection Regulation ("GDPR") that took effect in May 2018, impose new obligations directly on Salesforce as both a data controller and a data processor, as well as on many of our customers. In addition, domestic data privacy laws, such as the California Consumer Privacy Act (“CCPA”), which will take effect in January 2020, continue to evolve and could expose us to further regulatory burdens. Further, laws such as the EU’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, and the tracking of individuals’ online activities.
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

•
difficulties (including potential delays, remedies or other restrictions imposed by regulatory authorities such as the CMA) in, and the cost of, integrating operations, technologies, services, platforms and personnel;

•
the inability to obtain the regulatory approvals necessary to complete transactions or to integrate operations, or potential remedies imposed by regulatory authorities either as a condition to or following the completion of a transaction, which may include divestitures, ownership or operational restrictions or other structural or behavioral remedies;

•	diversion of financial and managerial resources from existing operations;

•	the potential entry into new markets in which we have little or no experience or where competitors may have stronger market positions;

•	potential write-offs of acquired assets or investments, and potential financial and credit risks associated with acquired customers;

•	failure to assimilate acquired employees, which may lead to retention risk with respect to both key acquired employees and our existing key employees or disruption to existing teams;

•	differences between our values and those of our acquired companies;

•	difficulties in re-training key employees of acquired companies and integrating them into our organizational structure and corporate culture;

•	difficulties in and financial costs of addressing acquired compensation structures inconsistent with our compensation structure;

•	inability to generate sufficient revenue to offset acquisition or investment costs;

•	inability to maintain relationships with customers and partners of the acquired business;

•	challenges with the acquired company's third-party service providers, including those that are required for ongoing access to third-party data;

•	changes to customer relationships or customer perception of the acquired business as a result of the acquisition;

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

•	difficulties in increasing or maintaining the security standards for acquired technology consistent with our other services, and related costs;

•	potential unknown liabilities associated with the acquired businesses;

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
Any of these risks could harm our business or negatively impact our results of operations. In particular, on August 1, 2019, we completed our largest acquisition to date of Tableau for approximately $14.9 billion. In July 2019, the CMA informed the parties that it planned to review the merger. Although the Company believes that the merger does not raise any competition concerns, it intends to fully comply with the CMA's order and keep the Tableau business operationally separate from Salesforce until the lifting of the order or conclusion of the CMA’s review. Uncertainty as to the duration and scope of such review, as well as any potential remedies imposed by the CMA, may impact the Company's and Tableau’s business and operations.

In addition, to facilitate acquisitions or investments, we may seek additional equity or debt financing, which may not be available on terms favorable to us or at all, which may affect our ability to complete subsequent acquisitions or investments, and which may affect the risks of owning our common stock. For example, if we finance acquisitions by issuing equity or convertible or other debt securities or loans, our existing stockholders may be diluted, or we could face constraints related to the terms of, and repayment obligation related to, the incurrence of indebtedness that could affect the market price of our common stock.
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

•	the seasonality of our sales cycle, including software license sales, and timing of contract execution and the corresponding impact on revenue recognized at a point in time;

•	changes in our pricing policies and terms of contracts, whether initiated by us or as a result of competition;

•	changes in payment terms and the timing of customer payments and payment defaults by customers;

•	the seasonality of our customers’ businesses, especially Commerce Cloud customers, including retailers and branded manufacturers;

•	fluctuations in foreign currency exchange rates such as with respect to the British Pound Sterling;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	the number of new employees;

•	the timing of commission, bonus, and other compensation payments to employees;

•	the cost, timing and management effort required for the introduction of new features to our services;

•	the costs associated with acquiring new businesses and technologies and the follow-on costs of integration and consolidating the results of acquired businesses;

•	expenses related to our real estate, our office leases and our data center capacity and expansion;

•	timing of additional investments in our enterprise cloud computing application and platform services and in our consulting services;

•	expenses related to significant, unusual or discrete events, which are recorded in the period in which the events occur;

•	extraordinary expenses such as litigation or other dispute-related settlement payments;

•
income tax effects resulting from, but not limited to, tax law changes, court decisions on tax matters, global tax developments applicable to multinationals, changes in operations or business structures, and acquisition activity;

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

•
uncertainty regarding regulation, currency, tax, and operations resulting from the United Kingdom's planned exit from the EU ("Brexit") that could disrupt trade, the sale of our services and commerce, and movement of our people between the United Kingdom, EU, and other locations;

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
In addition, we believe in the importance of our corporate culture, which fosters dialogue, collaboration, recognition and a sense of family. As our organization grows and expands globally, and as employees’ workplace expectations develop, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. This could negatively impact our ability to attract and retain employees or our reputation with customers and could negatively impact our future growth.
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
We may also be subject to additional tax liabilities and penalties due to changes in non-income based taxes resulting from changes in federal, state or international tax laws, changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions, results of tax examinations, settlements or judicial decisions, changes in accounting principles, or changes to the business operations including acquisitions. Any resulting increase in our tax obligation or cash taxes paid could adversely affect our cash flows and financial results.
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
As we utilize our tax credits and net operating loss carry-forwards, we may be unable to mitigate our tax obligations to the same extent as in prior years, which could have a material impact to our future cash flows. In addition, changes to our operating structure, including the integration of acquisitions, may result in cash tax obligations.
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
We have a substantial level of debt, including the 2023 and 2028 Senior Notes ("Senior Notes”), the loan we assumed when we purchased an office building located at 50 Fremont Street in San Francisco, California (“50 Fremont”) due June 2023, the $300.0 million remaining on the term loan to finance our acquisition of MuleSoft, due May 2021 ("2021 Term Loan") and lease arrangements. Additionally, we have significant contractual commitments, which are not reflected on our condensed consolidated balance sheets. In April 2018, we amended and restated our revolving credit facility under which we can draw down up to $1.0 billion. Maintenance of our indebtedness and contractual commitments and any additional issuances of indebtedness could:

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
Our contracts with federal, state, local, and foreign government entities are subject to various procurement regulations and other requirements relating to their formation, administration and performance. We may be subject to audits and investigations relating to our government contracts, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refunding or suspending of payments, forfeiture of profits, payment of fines, and suspension or debarment from future government business. In addition, such contracts may provide for termination by the government at any time, without cause. Any of these risks related to contracting with governmental entities could adversely impact our future sales and operating results.

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
The trading prices of the securities of technology companies have historically been highly volatile. Accordingly, the market price of our common stock has been and is likely to continue to be subject to wide fluctuations. Factors affecting the market price of our common stock include:

•
variations in our operating results, earnings per share, cash flows from operating activities, unearned revenue, remaining performance obligation, year-over-year growth rates for individual service offerings and other financial metrics and non-financial metrics, such as transaction usage volumes and other usage metrics, and how those results compare to analyst expectations;

•	variations in, and limitations of, the various financial and other metrics and modeling used by analysts in their research and reports about our business;

•
forward-looking guidance to industry and financial analysts related to, for example, future revenue, unearned revenue, remaining performance obligation, cash flows from operating activities and earnings per share, the accuracy of which may be impacted by various factors, many of which are beyond our control, including general economic and market conditions and unanticipated delays in the integration of acquired companies as a result of regulatory review, including, for example, the “hold separate” order imposed on the Company by the CMA under which the Tableau business remains operationally separate from Salesforce until the lifting of the order or conclusion of the CMA’s review of the merger;

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In connection with the acquisition of MetaMind, Inc. in April 2016, the Company issued 11,798 shares of Company common stock on July 1, 2019. This issuance was made in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”): Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act, and Regulation S promulgated under the Securities Act.
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

Index to Exhibits

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of June 9, 2019, by and among salesforce.com, inc., Sausalito Acquisition Corp. and Tableau Software, Inc.		8-K	001-32224	2.1	6/10/2019
3.1	Amended and Restated Certificate of Incorporation of salesforce.com, inc.		8-K	001-32224	3.1	6/7/2019
3.2	Amended and Restated Bylaws of salesforce.com, inc.		8-K	001-32224	3.2	6/7/2019
10.1	Amended and Restated 2013 Equity Incentive Plan		8-K	001-32224	10.1	6/7/2019
10.2	2014 Inducement Equity Incentive Plan, as amended		S-8	333-232036	4.3	6/7/2019
10.3	Letter Agreement, dated as of June 9, 2019, by and among salesforce.com, inc., Sausalito Acquisition Corp. and Christian Chabot, Patrick Hanrahan and Christopher Stolte.		8-K	001-32224	10.1	6/10/2019
10.4	Gratitude Bonus Plan, as amended and restated August 21, 2019, effective August 21, 2019	X
31.1	Certification of Co-Chief Executive Officer, Marc Benioff, pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Co-Chief Executive Officer, Keith Block, pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.3	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2019, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 23, 2019
salesforce.com, inc.

	By:	/S/ MARK J. HAWKINS
Mark J. Hawkins
President and Chief Financial Officer (Principal Financial Officer)

Dated: August 23, 2019
salesforce.com, inc.

	By:	/S/ JOE ALLANSON
Joe Allanson
Executive Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)