Form 10-Q
period 2019-10-31
SALESFORCE.COM, INC.
filed 2019-12-04
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of November 29, 2019, there were approximately 887 million shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
salesforce.com, inc.
Condensed Consolidated Balance Sheets
(in millions)
(unaudited)

	October 31, 2019	January 31, 2019
Assets
Current assets:
Cash and cash equivalents	$3,868	$2,669
Marketable securities	2,661	1,673
Accounts receivable, net	2,573	4,924
Costs capitalized to obtain revenue contracts, net	813	788
Prepaid expenses and other current assets	1,111	629
Total current assets	11,026	10,683
Property and equipment, net	2,365	2,051
Operating lease right-of-use assets (Note 1)	3,150	0
Costs capitalized to obtain revenue contracts, noncurrent, net	1,103	1,232
Strategic investments	1,760	1,302
Goodwill	25,022	12,851
Intangible assets acquired through business combinations, net	4,987	1,923
Capitalized software and other assets, net	529	695
Total assets	$49,942	$30,737
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$2,881	$2,691
Operating lease liabilities, current (Note 1)	735	0
Unearned revenue	6,858	8,564
Total current liabilities	10,474	11,255
Noncurrent debt	2,824	3,173
Noncurrent operating lease liabilities (Note 1)	2,535	0
Other noncurrent liabilities	830	704
Total liabilities	16,663	15,132
Stockholders’ equity:
Common stock	1	1
Additional paid-in capital	31,243	13,927
Accumulated other comprehensive loss	(74)	(58)
Retained earnings	2,109	1,735
Total stockholders’ equity	33,279	15,605
Total liabilities and stockholders’ equity	$49,942	$30,737

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Revenues:
Subscription and support	$4,239	$3,168	$11,480	$9,038
Professional services and other	274	224	767	641
Total revenues	4,513	3,392	12,247	9,679
Cost of revenues (1)(2):
Subscription and support	870	676	2,275	1,887
Professional services and other	264	213	740	618
Total cost of revenues	1,134	889	3,015	2,505
Gross profit	3,379	2,503	9,232	7,174
Operating expenses (1)(2):
Research and development	774	481	1,935	1,368
Marketing and sales	2,063	1,588	5,584	4,421
General and administrative	477	342	1,214	987
Loss on settlement of Salesforce.org reseller agreement (Note 6)	0	0	166	0
Total operating expenses	3,314	2,411	8,899	6,776
Income from operations	65	92	333	398
Gains on strategic investments, net	6	63	396	417
Other expense	(7)	(27)	(19)	(71)
Income before benefit from (provision for) income taxes	64	128	710	744
Benefit from (provision for) income taxes	(173)	(23)	(336)	4
Net income (loss)	$(109)	$105	$374	$748
Basic net income (loss) per share	$(0.12)	$0.14	$0.46	$1.00
Diluted net income (loss) per share	$(0.12)	$0.13	$0.45	$0.97
Shares used in computing basic net income (loss) per share	879	760	809	746
Shares used in computing diluted net income (loss) per share	879	785	829	772
_______________
(1) Amounts include amortization of intangible assets acquired through business combinations, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Cost of revenues	$157	$62	$280	$153
Marketing and sales	109	67	242	164
(2) Amounts include stock-based expense, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Cost of revenues	$54	$42	$143	$119
Research and development	169	81	348	228
Marketing and sales	249	180	625	474
General and administrative	71	48	158	133

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in millions)
(unaudited)

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Net income (loss)	$(109)	$105	$374	$748
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation and other losses	(1)	(10)	(31)	(37)
Unrealized gains (losses) on marketable securities and privately held debt securities	4	(14)	18	(18)
Other comprehensive income (loss), before tax	3	(24)	(13)	(55)
Tax effect	0	0	(3)	0
Other comprehensive income (loss), net	3	(24)	(16)	(55)
Comprehensive income (loss)	$(106)	$81	$358	$693

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(unaudited)

	Three and Nine Months Ended October 31, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2019	770	$1	$13,927	$(58)	$1,735	$15,605
Common stock issued	5	0	113	0	0	113
Stock-based expenses	0	0	343	0	0	343
Other comprehensive loss, net of tax	0	0	0	(7)	0	(7)
Net income	0	0	0	0	392	392
Balance at April 30, 2019	775	1	14,383	(65)	2,127	16,446
Common stock issued	5	0	253	0	0	253
Stock-based expenses	0	0	388	0	0	388
Other comprehensive loss, net of tax	0	0	0	(12)	0	(12)
Net income	0	0	0	0	91	91
Balance at July 31, 2019	780	1	15,024	(77)	2,218	17,166
Common stock issued	4	0	88	0	0	88
Stock-based expenses	0	0	543	0	0	543
Shares issued related to business combinations	102	0	15,588	0	0	15,588
Other comprehensive income, net of tax	0	0	0	3	0	3
Net loss	0	0	0	0	(109)	(109)
Balance at October 31, 2019	886	$1	$31,243	$(74)	$2,109	$33,279

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Stockholders’ Equity (cont.)
(in millions)
(unaudited)

	Three and nine months ended October 31, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2018	730	$1	$9,752	$(12)	$635	$10,376
Cumulative effect of accounting changes (1)	0	0	0	(7)	(10)	(17)
Common stock issued	4	0	115	0	0	115
Settlement of convertible notes and warrants	0	0	4	0	0	4
Stock-based expenses	0	0	252	0	0	252
Other comprehensive loss, net of tax	0	0	0	(14)	0	(14)
Net income	0	0	0	0	344	344
Balance at April 30, 2018	734	1	10,123	(33)	969	11,060
Common stock issued	7	0	269	0	0	269
Shares issued related to business combinations	10	0	1,565	0	0	1,565
Settlement of convertible notes and warrants	6	0	0	0	0	0
Stock-based expenses	0	0	351	0	0	351
Other comprehensive loss, net of tax	0	0	0	(17)	0	(17)
Net income	0	0	0	0	299	299
Balance at July 31, 2018	757	1	12,308	(50)	1,268	13,527
Common stock issued	4	0	103	0	0	103
Shares issued related to business combinations	4	0	631	0	0	631
Stock-based expenses	0	0	351	0	0	351
Other comprehensive loss, net of tax	0	0	0	(24)	0	(24)
Net income	0	0	0	0	105	105
Balance at October 31, 2018	765	$1	$13,393	$(74)	$1,373	$14,693
(1) Reflects the cumulative effect adjustments upon the adoption of Accounting Standards Update ("ASU") 2016-01, "Financial Instruments - Overall (Subtopic 825-10)" ("ASU 2016-01") and ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory."

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Operating activities:
Net income (loss)	$(109)	$105	$374	$748
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	608	257	1,502	707
Amortization of costs capitalized to obtain revenue contracts, net	221	190	647	561
Expenses related to employee stock plans	543	351	1,274	954
Loss on settlement of Salesforce.org reseller agreement (Note 6)	0	0	166	0
Gains on strategic investments, net	(6)	(63)	(396)	(417)
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	(29)	(48)	2,599	1,965
Costs capitalized to obtain revenue contracts, net	(246)	(186)	(543)	(450)
Prepaid expenses and other current assets and other assets	(183)	82	(252)	(4)
Accounts payable	22	(42)	63	79
Accrued expenses and other liabilities	243	8	(50)	(390)
Operating lease liabilities	(200)	0	(546)	0
Unearned revenue	(566)	(511)	(2,139)	(1,686)
Net cash provided by operating activities	298	143	2,699	2,067
Investing activities:
Business combinations, net of cash acquired	94	(130)	(339)	(5,115)
Purchases of strategic investments	(346)	(108)	(567)	(292)
Sales of strategic investments	138	83	403	89
Purchases of marketable securities	(438)	(343)	(1,944)	(634)
Sales of marketable securities	427	79	888	1,352
Maturities of marketable securities	358	10	551	98
Capital expenditures	(170)	(136)	(507)	(428)
Net cash provided by (used in) investing activities	63	(545)	(1,515)	(4,930)
Financing activities:
Proceeds from issuance of debt, net	0	0	0	2,966
Proceeds from employee stock plans	179	185	550	568
Principal payments on financing obligations (1)	(14)	(2)	(159)	(110)
Repayments of debt	(150)	(1)	(352)	(1,028)
Net cash provided by financing activities	15	182	39	2,396
Effect of exchange rate changes	(18)	6	(24)	29
Net increase (decrease) in cash and cash equivalents	358	(214)	1,199	(438)
Cash and cash equivalents, beginning of period	3,510	2,319	2,669	2,543
Cash and cash equivalents, end of period	$3,868	$2,105	$3,868	$2,105
(1) Previously referred to as principal payments on capital lease obligations.
See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in millions)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$48	$54	$104	$83
Income taxes, net of tax refunds	$38	$25	$93	$62
Non-cash investing and financing activities:
Fair value of equity awards assumed	$373	$93	$373	$480
Fair value of common stock issued as consideration for business combinations	$15,215	$537	$15,215	$1,715

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
The Company's core mission is to empower its customers to connect with their customers in entirely new ways through cloud, mobile, social, Internet of Things ("IoT"), advanced analytics and artificial intelligence ("AI") technologies.
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
Basis of Presentation
The accompanying condensed consolidated balance sheets as of October 31, 2019 and January 31, 2019 and the condensed consolidated statements of operations, condensed consolidated statements of comprehensive income (loss), condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows for the three and nine months ended October 31, 2019 and 2018, respectively, are unaudited.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheets as of October 31, 2019 and January 31, 2019, and its results of operations, including its comprehensive income (loss), stockholders' equity and its cash flows for the three and nine months ended October 31, 2019 and 2018. All adjustments are of a normal recurring nature. The results for the three and nine months ended October 31, 2019 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2020.
These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2019, filed with the Securities and Exchange Commission (the "SEC") on March 8, 2019.
The Company adopted Accounting Standards Update No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), also referred to as Topic 842, as discussed below. As a result, the condensed consolidated balance sheet as of October 31, 2019 is not comparable with that as of January 31, 2019.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in the Company’s condensed consolidated financial statements and notes thereto.
Significant estimates and assumptions made by management include the determination of:
•the fair value of assets acquired and liabilities assumed for business combinations;
•the standalone selling price (SSP) of performance obligations for revenue contracts with multiple performance obligations;
•the recognition, measurement and valuation of current and deferred income taxes and uncertain tax positions;
•the average period of benefit associated with costs capitalized to obtain revenue contracts;
•the fair value of certain stock awards issued;
•the useful lives of intangible assets; and
•the valuation of privately-held strategic investments.

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
No single customer accounted for more than five percent of accounts receivable at October 31, 2019 and January 31, 2019. No single customer accounted for five percent or more of total revenue during the nine months ended October 31, 2019 and 2018, respectively. As of October 31, 2019 and January 31, 2019, assets located outside the Americas were 10 percent and 14 percent of total assets, respectively. As of October 31, 2019 and January 31, 2019, assets located in the United States were 88 percent and 84 percent of total assets, respectively.
The Company is also exposed to concentrations of risk in its strategic investment portfolio. As of October 31, 2019, the Company held five investments with carrying values that were individually greater than five percent of its total strategic investments, of which two were publicly traded and three were privately held. As of January 31, 2019, the Company held five investments that were individually greater than five percent of its total strategic investments, of which four were publicly traded and one was privately held.
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
The Company determines the amount of revenue to be recognized through the application of the following steps:
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
With the May 2018 acquisition of MuleSoft, Inc. ("MuleSoft") and the August 2019 acquisition of Tableau Software, Inc. ("Tableau"), subscription and support revenues also includes revenues associated with software licenses. These licenses for on-premises software provide the customer with a right to use the software as it exists when made available. Customers purchase these licenses through a subscription. Revenues from distinct licenses are generally recognized upfront when the software is made available to the customer. In cases where the Company allocates revenue to software updates and support, primarily because the updates are provided at no additional charge, such revenue is recognized as the updates are provided, which is generally ratably over the contract term.
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
During the nine months ended October 31, 2019, the Company capitalized $543 million of costs to obtain revenue contracts and amortized $647 million to marketing and sales expense. During the same period a year ago, the Company capitalized $450 million of costs to obtain revenue contracts and amortized $561 million to marketing and sales expense. Costs capitalized to obtain a revenue contract, net on the Company's condensed consolidated balance sheets totaled $1.9 billion at October 31, 2019 and $2.0 billion at January 31, 2019. There were no impairments of costs to obtain revenue contracts for the three and nine months ended October 31, 2019 and 2018, respectively.
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
Strategic Investments
The Company holds strategic investments in privately held debt and equity securities and publicly held equity securities in which the Company does not have a controlling interest or significant influence.
Privately held equity securities are recorded at cost and adjusted for observable transactions for identical or similar investments of the same issuer (referred to as the measurement alternative) or impairment. All gains and losses on privately held equity securities, realized and unrealized, are recorded through gains on strategic investments, net on the condensed consolidated statement of operations. Privately held debt securities are recorded at fair value with changes in fair value recorded through accumulated other comprehensive income on the condensed consolidated balance sheet.
Valuations of privately held securities are inherently complex due to the lack of readily available market data and require the Company's use of judgment. The carrying value is not adjusted for the Company's privately held equity securities if there are no observable price changes in a same or similar security from the same issuer or if there are no identified events or changes in circumstances that may indicate impairment, as discussed below. In determining the estimated fair value of its strategic investments in privately held companies, the Company utilizes the most recent data available to the Company. The Company assesses its privately held debt and equity securities in its strategic investment portfolio at least quarterly for impairment. The Company’s impairment analysis encompasses an assessment of both qualitative and quantitative factors including the investee's financial metrics, market acceptance of the investee's product or technology and the rate at which the investee is using its cash. If the investment is considered impaired, the Company recognizes an impairment through the condensed consolidated statement of operations and establishes a new carrying value for the investment.
Publicly held equity securities are measured at fair value with changes recorded through gains on strategic investments, net on the condensed consolidated statement of operations.
If, based on the terms of these privately held and publicly traded securities, the Company determines that the Company exercises significant influence on the entity to which these securities relate, the Company will apply the equity method of accounting for such investments.
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk. The Company uses forward currency derivative contracts to minimize the Company’s exposure to balances primarily denominated in the Euro, British Pound Sterling, Japanese Yen, Canadian Dollar and Australian Dollar. The Company’s foreign currency derivative contracts, which are not designated as hedging instruments, are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. The Company generally enters into master netting arrangements with the financial institutions with which it contracts for such derivative contracts, which permit net settlement of transactions with the same counterparty, thereby reducing credit-related losses in the event of the financial institutions' nonperformance. As of October 31, 2019 and January 31, 2019, the outstanding foreign currency derivative contracts were recorded at fair value on the condensed consolidated balance sheets.
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
There were no material impairments of capitalized software, intangible assets, long-lived assets or goodwill during the nine months ended October 31, 2019 and 2018, respectively.
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
In the event the Company acquires an entity with which the Company has a preexisting relationship, the Company will recognize a gain or loss to settle that relationship as of the acquisition date within the condensed consolidated statements of operations. In the event that the Company acquires an entity in which the Company previously held a strategic investment, the difference between the fair value of the shares as of the date of the acquisition and the carrying value of the strategic investment is recorded as a gain or loss and recorded within net gains (or losses) on strategic investments in the condensed consolidated statement of operations.
Leases
Effective at the start of fiscal 2020, the Company adopted the provisions and expanded disclosure requirements described in Topic 842. The Company adopted the standard using the modified retrospective method. Accordingly, the results for the prior comparable periods were not adjusted to conform to the current period measurement or recognition of results.
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
On the lease commencement date the Company establishes assets and liabilities for the present value of estimated future costs to retire long-lived assets at the termination or expiration of a lease. Such assets are amortized over the lease term to operating expense.
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

Accounting Pronouncements Pending Adoption
ASU 2016-13
In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13) "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, which includes the Company's accounts receivables, certain financial instruments and contract assets. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. The Company is evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements in order to adopt the new standard in the first quarter of fiscal 2021 and does not expect the impact to be material.
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Sales Cloud	$1,168	$1,020	$3,371	$2,989
Service Cloud	1,140	917	3,247	2,657
Salesforce Platform and Other	1,287	742	3,041	2,029
Marketing and Commerce Cloud	644	489	1,821	1,363
	$4,239	$3,168	$11,480	$9,038
Total Revenue by Geographic Locations
Revenues by geographical region consisted of the following (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Americas	$3,216	$2,425	$8,649	$6,864
Europe	880	641	2,421	1,876
Asia Pacific	417	326	1,177	939
	$4,513	$3,392	$12,247	$9,679
Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 96 percent during the three and nine months ended October 31, 2019 and 2018. No other country represented more than ten percent of total revenue during the three and nine months ended October 31, 2019 and 2018, respectively.
Contract Balances
Contract Asset
As described in Note 1, subscription and support revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract. License revenue is recognized as the licenses are delivered. The Company records a contract asset when revenue recognized on a contract exceeds the billings. The Company's standard billing terms are annual in advance. Contract assets were $461 million as of October 31, 2019 as compared to $215 million as of January 31, 2019, and are included in prepaid expenses and other current assets on the condensed consolidated balance sheet. Contract assets as of October 31, 2019 includes the acquired contract asset balance from the Tableau acquisition in August 2019 of $131 million.

Impairments of contract assets were immaterial during the three and nine months ended October 31, 2019 and 2018, respectively.
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
The change in unearned revenue was as follows (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Unearned revenue, beginning of period	$7,142	$5,883	$8,564	$6,995
Billings and other*	3,886	2,870	9,996	7,956
Contribution from contract asset	61	11	112	36
Revenue recognized ratably over time	(4,047)	(3,169)	(11,270)	(9,093)
Revenue recognized over time as delivered	(184)	(161)	(530)	(460)
Revenue recognized at a point in time	(282)	(62)	(447)	(126)
Unearned revenue from business combinations	282	4	433	68
Unearned revenue, end of period	$6,858	$5,376	$6,858	$5,376
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
Revenue recognized at a point in time substantially consists of on-premise software licenses.
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
The majority of the Company's noncurrent remaining performance obligation is expected to be recognized in the next 13 to 36 months.
Remaining performance obligation consisted of the following (in billions):

	Current	Noncurrent	Total
As of October 31, 2019 (1)	$12.8	$13.1	$25.9
As of January 31, 2019	$11.9	$13.8	$25.7
(1) Includes approximately $400 million and $550 million of remaining performance obligation related to the Salesforce.org business combination in June 2019 and the Tableau acquisition in August 2019, respectively.

3. Investments
Marketable Securities
At October 31, 2019, marketable securities consisted of the following (in millions):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$1,555	$5	$(1)	$1,559
U.S. treasury securities	302	1	0	303
Mortgage backed obligations	91	0	0	91
Asset backed securities	455	1	0	456
Municipal securities	111	1	0	112
Foreign government obligations	52	0	0	52
U.S. agency obligations	12	0	0	12
Time deposits	3	0	0	3
Covered bonds	73	0	0	73
Total marketable securities	$2,654	$8	$(1)	$2,661
At January 31, 2019, marketable securities consisted of the following (in millions):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$1,027	$0	$(8)	$1,019
U.S. treasury securities	89	0	(1)	88
Mortgage backed obligations	79	0	(1)	78
Asset backed securities	245	0	(1)	244
Municipal securities	104	0	0	104
Foreign government obligations	58	0	(1)	57
U.S. agency obligations	4	0	0	4
Time deposits	4	0	0	4
Covered bonds	75	0	0	75
Total marketable securities	$1,685	$0	$(12)	$1,673
The contractual maturities of the investments classified as marketable securities are as follows (in millions):

	As of
	October 31, 2019	January 31, 2019
Due within 1 year	$1,196	$482
Due in 1 year through 5 years	1,463	1,189
Due in 5 years through 10 years	2	2
	$2,661	$1,673
As of October 31, 2019, the following marketable securities were in an unrealized loss position (in millions):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$0	$0	$98	$(1)	$98	$(1)
The unrealized losses for each of the fixed rate marketable securities were less than $1 million. The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of October 31, 2019, such as the Company's intent to hold the investment and whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment's amortized basis. The Company expects to receive the full principal and interest on all of these marketable securities.

Investment Income
Investment income consists of interest income, realized gains and realized losses on the Company’s cash, cash equivalents and marketable securities. The components of investment income are presented below (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Interest income	$32	$13	$89	$45
Realized gains	0	0	1	1
Realized losses	0	0	(1)	(5)
Investment income	$32	$13	$89	$41
Strategic Investments
Strategic investments by form and measurement category as of October 31, 2019 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$365	$1,317	$41	$1,723
Debt securities	0	0	37	37
Balance as of October 31, 2019	$365	$1,317	$78	$1,760
Strategic investments by form and measurement category as of January 31, 2019 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$436	$785	$50	$1,271
Debt securities	0	0	31	31
Balance as of January 31, 2019	$436	$785	$81	$1,302
Measurement Alternative Adjustments
The components of privately held equity securities accounted for under the measurement alternative included in the table above are presented below (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Carrying amount, beginning of period	$917	$667	$785	$548
Adjustments related to privately held equity securities:
Net additions (1)	322	25	333	55
Upward adjustments	81	20	253	132
Impairments and downward adjustments	(3)	(1)	(54)	(24)
Carrying amount, end of period	$1,317	$711	$1,317	$711
(1) Net additions includes additions from purchases and reductions due to exits of securities and reclassifications due to changes to capital structure.
Since the adoption of ASU 2016-01 on February 1, 2018, cumulative impairments and downward adjustments were $86 million and cumulative upward adjustments were $427 million through October 31, 2019.

Gains (losses) on strategic investments, net
The components of gains and losses on strategic investments are presented below (in millions):

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Unrealized gains (losses) recognized on publicly traded equity securities, net	$(84)	$(14)	$132	$262
Unrealized gains recognized on privately held equity securities, net	77	18	199	99
Realized gains on sales of equity securities, net	14	59	76	68
Losses on debt securities, net	(1)	0	(11)	(12)
Gains on strategic investments, net	$6	$63	$396	$417
Realized gains on sales of equity securities, net reflects the difference between the sale proceeds and the carrying value of the equity security at the beginning of the period or the purchase date, if later. The cumulative net gain, measured as the sale price less the initial purchase price, for equity securities exited during the three and nine months ended October 31, 2019 was $152 million and $336 million, respectively. During the three months ended October 31, 2019, the Company sold its investments in three publicly traded companies resulting in a realized loss of $32 million, and a cumulative net gain of $110 million.
Net gains (losses) recognized in the three and nine months ended October 31, 2019 for investments still held as of October 31, 2019 were a loss of $9 million and a gain of $283 million, respectively.
In September 2019, the Company made a strategic investment of $300 million in cash for preferred shares of a technology company in a private placement. The investment was made as part of the Company's overall strategy of investing in complementary companies to facilitate potential alignment and integration into the Company’s offerings or product features. The investment is accounted for using the measurement alternative.
4. Derivatives
Details on outstanding foreign currency derivative contracts are presented below (in millions):

	As of
	October 31, 2019	January 31, 2019
Notional amount of foreign currency derivative contracts	$4,589	$4,496
Fair value of foreign currency derivative contracts	2	25
The fair value of the Company’s outstanding derivative instruments not designated as hedging instruments are summarized below (in millions):

		As of
	Balance Sheet Location	October 31, 2019	January 31, 2019
Derivative Assets
Foreign currency derivative contracts	Prepaid expenses and other current assets	$55	$42
Derivative Liabilities
Foreign currency derivative contracts	Accounts payable, accrued expenses and other liabilities	$53	$17
Gains (losses) on derivative instruments not designated as hedging instruments recorded in other income in the condensed consolidated statements of operations are summarized below (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Foreign currency derivative contracts	$(34)	$14	$(10)	$25

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
The following table presents information about the Company’s assets that are measured at fair value as of October 31, 2019 and indicates the fair value hierarchy of the valuation (in millions):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of October 31, 2019
Cash equivalents (1):
Time deposits	$0	$654	$0	$654
Money market mutual funds	1,573	0	0	1,573
Marketable securities:
Corporate notes and obligations	0	1,559	0	1,559
U.S. treasury securities	0	303	0	303
Mortgage backed obligations	0	91	0	91
Asset backed securities	0	456	0	456
Municipal securities	0	112	0	112
Foreign government obligations	0	52	0	52
U.S. agency obligations	0	12	0	12
Time deposits	0	3	0	3
Covered bonds	0	73	0	73
Strategic investments:
Publicly held equity securities	365	0	0	365
Foreign currency derivative contracts (2)	0	55	0	55
Total assets	$1,938	$3,370	$0	$5,308
Liabilities:
Foreign currency derivative contracts (3)	0	53	0	53
Total liabilities	$0	$53	$0	$53
___________
(1)Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheet as of October 31, 2019, in addition to $1.6 billion of cash.
(2)Included in “prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheet as of October 31, 2019.
(3)Included in “accounts payable, accrued expenses and other liabilities” in the accompanying condensed consolidated balance sheet as of October 31, 2019.

The following table presents information about the Company’s assets that are measured at fair value as of January 31, 2019 and indicates the fair value hierarchy of the valuation (in millions):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of January 31, 2019
Cash equivalents (1):
Time deposits	$0	$314	$0	$314
Money market mutual funds	1,234	0	0	1,234
Marketable securities:
Corporate notes and obligations	0	1,019	0	1,019
U.S. treasury securities	0	88	0	88
Mortgage backed obligations	0	78	0	78
Asset backed securities	0	244	0	244
Municipal securities	0	104	0	104
Foreign government obligations	0	57	0	57
U.S. agency obligations	0	4	0	4
Time deposits	0	4	0	4
Covered bonds	0	75	0	75
Strategic investments:
Publicly held equity securities	436	0	0	436
Foreign currency derivative contracts (2)	0	42	0	42
Total assets	$1,670	$2,029	$0	$3,699
Liabilities:
Foreign currency derivative contracts (3)	0	17	0	17
Total liabilities	$0	$17	$0	$17
______________
(1)Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheet in addition to $1.1 billion of cash.
(2)Included in “prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheet.
(3)Included in “accounts payable, accrued expenses and other liabilities” in the accompanying condensed consolidated balance sheet.
Strategic investments measured and recorded at fair value on a non-recurring basis
The Company's privately held debt and equity securities and equity method investments are recorded at fair value on a non-recurring basis. The estimation of fair value for these investments requires the use of significant unobservable inputs, and as a result, the Company classifies these assets as Level 3 within the fair value hierarchy. For example, the Company's privately held equity securities that have been remeasured are classified within Level 3 in the fair value hierarchy because the value is based on valuation methods using the observable transaction price and other unobservable inputs including the volatility, rights, and obligations of the securities the Company holds. The Company's privately held debt and equity securities and equity method investments amounted to $1.4 billion as of October 31, 2019 and $0.9 billion as of January 31, 2019.

6. Business Combinations
Tableau Software Inc.
In August 2019, the Company acquired all outstanding stock of Tableau Software, Inc. (“Tableau”) which provides a self-service analytics platform that enables users to easily access, prepare, analyze, and present findings in their data. The Company has included the financial results of Tableau in the consolidated financial statements from the date of acquisition. The transaction costs associated with the acquisition were approximately $40 million and were recorded in general and administrative expense. The preliminary acquisition date fair value of the consideration transferred for Tableau was approximately $14.8 billion, which consisted of the following (in millions):

Fair Value
Cash	$1
Common stock issued	14,552
Fair value of stock options and restricted stock awards assumed	292
Total	$14,845
The fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model. The share conversion ratio of 1.103 was applied to convert Tableau's outstanding equity awards for Tableau's common stock into equity awards for shares of the Company’s common stock.

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition (in millions):

Fair Value
Cash and cash equivalents	$644
Marketable securities	456
Accounts receivable	172
Contract asset	131
Operating lease right-of-use assets	361
Other assets	116
Acquired customer contract asset	56
Goodwill	10,723
Intangible assets	3,252
Accounts payable, accrued expenses and other liabilities	(250)
Unearned revenue	(242)
Operating lease liabilities	(332)
Deferred tax liability	(242)
Net assets acquired	$14,845
The excess of purchase consideration over the fair value of liabilities assumed was recorded as goodwill, which is primarily attributed to the assembled workforce and expanded market opportunities, for which there is no basis for U.S. income tax purposes. The fair values assigned to tangible assets acquired and liabilities assumed are preliminary based on management’s estimates and assumptions and may be subject to change as additional information is received and certain tax returns are finalized. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in millions):

	Fair Value	Useful Life
Developed technology	$2,000	5 years
Customer relationships	1,231	8 years
Other purchased intangible assets	21	1 year
Total intangible assets subject to amortization	$3,252

Developed technology represents the preliminary estimated fair value of Tableau's data analysis technologies. Customer relationships represent the preliminary estimated fair values of the underlying relationships with Tableau customers.
The Company assumed unvested stock options and restricted stock awards with a preliminary estimated fair value of $1.5 billion. Of the total consideration, $292 million was preliminarily allocated to the purchase consideration and $1.2 billion was preliminarily allocated to future services and will be expensed over the remaining service periods on a straight-line basis.
The amounts of revenue and earnings of Tableau included in the Company’s condensed consolidated statement of operations from the acquisition date of August 1, 2019 to October 31, 2019 are as follows (in millions):

Total revenues	$327
Pretax loss	(251)
The following pro forma financial information summarizes the combined results of operations for the Company and Tableau, as though the companies were combined as of the beginning of the Company’s fiscal 2019.

The unaudited pro forma financial information was as follows (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Total revenues	$4,513	$3,637	$12,748	$10,367
Pretax income (loss)	(20)	(130)	88	(73)
Net income (loss)	(27)	(175)	52	(1)
The pro forma financial information for all periods presented above has been calculated after adjusting the results of Tableau to reflect the business combination accounting effects resulting from this acquisition, including the amortization expense from acquired intangible assets and the stock-based compensation expense for unvested stock options and restricted stock awards assumed as though the acquisition occurred as of the beginning of the Company’s fiscal year 2019. The historical consolidated financial statements have been adjusted in the pro forma combined financial statements to give effect to pro forma events that are directly attributable to the business combination and factually supportable. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the Company’s fiscal 2019.
The pro forma financial information for the three and nine months ended October 31, 2019 and 2018 combines the historical results of the Company for the three and nine months ended October 31, 2019 and 2018, the adjusted historical results of Tableau for the six months ended June 30, 2019 and the three and nine months ended September 30, 2018, considering the differences in reporting periods and the date the Company acquired Tableau, and the effects of the pro forma adjustments listed above. Prior to being acquired, Tableau's fiscal year concluded on December 31.
ClickSoftware Technologies, Ltd.
In October 2019, the Company acquired all outstanding stock of ClickSoftware Technologies, Ltd. ("ClickSoftware"), which provides field service management solutions. The Company has included the financial results of ClickSoftware, which were not material, in the consolidated financial statements from the date of acquisition. The transaction costs associated with the acquisition were not material. The acquisition date fair value of the consideration transferred for ClickSoftware was approximately $1.4 billion, which consisted of the following (in millions):

Fair Value
Cash	$587
Common stock issued	663
Fair value of stock options assumed	81
Fair value of pre-existing relationship	55
Total	$1,386

The fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model. The share conversion ratio of 0.109592 was applied to convert ClickSoftware's outstanding equity awards for ClickSoftware's common stock into equity awards for shares of the Company's common stock.
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the date of acquisition (in millions):

Fair Value
Cash and cash equivalents	$38
Accounts receivable	28
Goodwill	1,126
Intangible assets	276
Other assets	33
Accounts payable, accrued expenses and other liabilities, current and noncurrent	(49)
Unearned revenue	(40)
Deferred tax liability	(26)
Net assets acquired	$1,386

The excess of purchase consideration over the fair value of net liabilities assumed was recorded as goodwill, which is primarily attributed to the assembled workforce and expanded market opportunities, for which there is no basis for U.S. income tax purposes. The fair values assigned to tangible assets acquired and liabilities assumed are preliminary based on management’s estimates and assumptions and may be subject to change as additional information is received and certain tax returns are finalized. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in millions):

	Fair Value	Useful Life
Developed technology	$215	4 years
Customer relationships	$61	8 years
Total intangible assets subject to amortization	$276

Developed technology represents the fair value of ClickSoftware's field service management technology. Customer relationships represent the fair values of the underlying relationships with ClickSoftware customers.
The Company assumed unvested options with a fair value of $103 million. Of the total consideration, $81 million was allocated to the purchase consideration and $22 million was allocated to future services and will be expensed over the remaining service periods on a straight-line basis.
The Company invested $14 million in a noncontrolling equity investment in ClickSoftware in July 2015. The Company recognized a gain of approximately $39 million as a result of remeasuring its prior equity interest in ClickSoftware held before the business combination. The gain is included in gains on strategic investments, net in the condensed consolidated statement of operations.
Salesforce.org
In June 2019, Salesforce.org, the independent nonprofit social enterprise that resold the Company's service offerings to non-profit and higher education organizations, was combined with the Company. The Company has included the financial results of Salesforce.org, which are not material to income from operations in the three and nine months ended October 31, 2019, in the condensed consolidated financial statements from the date of acquisition. The transaction costs associated with the acquisition were not material.
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
The following table summarizes the business combination (in millions):

Cash	$300
Loss on settlement of Salesforce.org reseller agreement	(166)
Total	$134
The following table summarizes the fair value of assets acquired and liabilities assumed as of the date of acquisition (in millions):

Fair Value
Cash and cash equivalents	$54
Deferred tax asset	59
Other current and noncurrent assets	46
Goodwill	164
Accounts payable, accrued expenses and other liabilities, current and noncurrent	(39)
Unearned revenue	(138)
Deferred income taxes and income taxes payable	(12)
Net assets acquired	$134
The excess of purchase consideration over the fair value of net liabilities assumed was recorded as goodwill, which is primarily attributed to the assembled workforce and expanded market opportunities, for which there is no basis for U.S. income tax purposes. The fair values assigned to tangible assets acquired and liabilities assumed are based on management’s estimates and assumptions and may be subject to change as additional information is received and certain tax returns are finalized. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
During the third quarter of fiscal 2020, the Company obtained additional information related to the acquired deferred tax asset and accordingly adjusted the fair value of this asset by $12 million. This adjustment resulted in a corresponding increase in the acquired deferred income taxes and income taxes payable. This adjustment did not result in a change to goodwill.
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

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Remaining Useful Life (Years)
	January 31, 2019	Additions and retirements, net	October 31, 2019	January 31, 2019	Expense and retirements, net	October 31, 2019	January 31, 2019	October 31, 2019
Acquired developed technology	$1,429	$2,248	$3,677	$(889)	$(280)	$(1,169)	$540	$2,508	4.3
Customer relationships	1,938	1,317	3,255	(560)	(233)	(793)	1,378	2,462	6.7
Other (1)	52	21	73	(47)	(9)	(56)	5	17	1.1
Total	$3,419	$3,586	$7,005	$(1,496)	$(522)	$(2,018)	$1,923	$4,987	5.5
(1)Included in other are trade names, trademarks and territory rights.
Amortization of intangible assets resulting from business combinations for the three months ended October 31, 2019 and 2018 was $266 million and $129 million, respectively, and for the nine months ended October 31, 2019 and 2018 was $522 million and $317 million, respectively.
The expected future amortization expense for intangible assets as of October 31, 2019 is as follows (in millions):

Fiscal Period:
Remaining three months of Fiscal 2020	$270
Fiscal 2021	1,055
Fiscal 2022	981
Fiscal 2023	833
Fiscal 2024	750
Thereafter	1,098
Total amortization expense	$4,987
Customer contract assets acquired through business combinations
Customer contract assets resulting from business combinations reflects the fair value of future billings of amounts that are contractually committed by acquired companies' existing customers as of the acquisition date. Customer contract assets are amortized over the corresponding contract terms. Customer contract assets resulting from business combinations at October 31, 2019 were $120 million, including $56 million resulting from the Tableau acquisition in August 2019, and $121 million at January 31, 2019, respectively, and are included in other assets on the condensed consolidated balance sheets.
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter.
The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, were as follows (in millions):

Balance as of January 31, 2019	$12,851
Tableau	10,723
ClickSoftware	1,126
Salesforce.org	164
MapAnything	152
Other acquisitions and adjustments (1)	6
Balance as of October 31, 2019	$25,022
(1)Adjustments include adjustments of acquisition date fair value, including the effect of foreign currency translation.

8. Debt
The carrying values of the Company's borrowings were as follows (in millions):

Instrument	Date of issuance	Maturity date	Effective interest rate for the three months ended October 31, 2019	October 31, 2019		January 31, 2019
2021 Term Loan	May 2018	May 2021	2.87%	$150	(1)	$499
2023 Senior Notes	April 2018	April 2023	3.26%	994		993
2028 Senior Notes	April 2018	April 2028	3.70%	1,489		1,488
Loan assumed on 50 Fremont	February 2015	June 2023	3.75%	194		196
Total carrying value of debt				2,827		3,176
Less current portion of debt				(3)		(3)
Total noncurrent debt				$2,824		$3,173
(1) The Company repaid $200 million in June 2019 and $150 million in October 2019 of the 2021 Term Loan.
Each of the Company's debt agreements requires it to maintain compliance with certain debt covenants, all of which the Company was in compliance with as of October 31, 2019.
The expected future principal payments for all borrowings as of October 31, 2019 is as follows (in millions):

Fiscal period:
Remaining three months of Fiscal 2020	$1
Fiscal 2021	4
Fiscal 2022	154
Fiscal 2023	4
Fiscal 2024	1,182
Thereafter	1,500
Total principal outstanding	$2,845
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
There were no outstanding borrowings under the Credit Facility as of October 31, 2019. The Company continues to pay a commitment fee on the available amount of the Credit Facility, which is included within other expense in the Company's condensed consolidated statement of operations.
Interest Expense on Debt
The following table sets forth total interest expense recognized related to debt (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Contractual interest expense	$26	$32	$82	$74
Amortization of debt issuance costs	1	1	3	14
Amortization of debt discount	0	0	0	4
	$27	$33	$85	$92

9. Stockholders’ Equity
The fair value of the Company's stock options and ESPP shares was estimated on the date of grant and the first day of the ESPP purchase period, respectively, using the Black-Scholes option pricing model. The weighted-average fair value per share for stock options grants, excluding assumed awards, was $35.31 and $39.65 in the three and nine months ended October 31, 2019, respectively, compared to $35.44 and $28.84 in the three and nine months ended October 31, 2018, respectively.
ESPP assumptions and the related fair value per share table are disclosed in the three month period in which there is ESPP activity, such as an ESPP purchase. The Company's ESPP allows for two purchases during the fiscal year, one during the second quarter and one during the fourth quarter. The estimated life of the ESPP will be based on the two purchase periods within each offering period. The weighted-average fair value per share for ESPP shares was $38.88 in the three months ended July 31, 2019.
Stock option activity for the nine months ended October 31, 2019 is as follows:

	Options Outstanding
	Outstanding Stock Options (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2019	26	$74.15
Options granted under all plans	10	131.92
Exercised	(5)	57.53
Canceled	(1)	113.16
Balance as of October 31, 2019	30	$93.81	$1,907
Vested or expected to vest	28	$90.70	$1,866
Exercisable as of October 31, 2019	16	$62.63	$1,467
The following table summarizes information about stock options outstanding as of October 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in millions)	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares (in millions)	Weighted- Average Exercise Price
$0.27 to $52.30	6	4.0	$26.34	6	$27.65
$54.36 to $75.57	7	3.3	67.63	5	65.95
$76.48 to $113.00	4	3.9	83.71	3	82.13
$118.04	5	5.3	118.04	2	118.04
$122.03 to $157.70	3	6.5	144.03	0	0.00
$161.50	5	6.4	161.50	0	0.00
	30	4.7	$93.81	16	$62.63
Restricted stock activity for the nine months ended October 31, 2019 is as follows:

	Restricted Stock Outstanding
	Outstanding (in millions)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2019	21	$103.33
Granted - restricted stock units and awards	19	155.19
Granted - performance-based stock units	1	161.50
Canceled	(2)	116.83
Vested and converted to shares	(9)	105.03
Balance as of October 31, 2019	30	$135.66	$4,755
Expected to vest	26		$4,099
During the nine months ended October 31, 2019, the Company recognized stock-based expense related to its equity plans for employees and non-employee directors of $1.3 billion. As of October 31, 2019, the aggregate stock compensation remaining to be amortized to costs and expenses was approximately $4.2 billion. The Company will amortize this stock compensation balance as follows: $512 million during the remaining three months of fiscal 2020; $1.6 billion during fiscal 2021; $1.2 billion during fiscal 2022; $729 million during fiscal 2023; and $143 million during fiscal 2024. The expected amortization reflects only outstanding stock awards as of October 31, 2019 and assumes no forfeiture activity. The aggregate stock compensation remaining to be amortized to costs and expenses will be recognized over a remaining weighted average period of two years.
Shares reserved and available for future issuance as of October 31, 2019 and January 31, 2019 were 141 million shares and 115 million shares, respectively.
10. Income Taxes
Effective Tax Rate
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. For the nine months ended October 31, 2019, the Company reported a tax provision of $336 million on a pretax income of $710 million, which resulted in an effective tax rate of 47 percent. The Company's effective tax rate differs from the U.S. statutory rate of 21 percent primarily due to profitable jurisdictions outside of the United States subject to tax rates greater than 21 percent and certain effects from acquisitions, offset by excess tax benefits from stock-based compensation.
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
Unrecognized Tax Benefits and Other Considerations
The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. Certain prior year tax returns are currently being examined or reviewed by various taxing authorities in countries including the United States and France. In March 2017, the Company received the final notice of proposed adjustments primarily related to transfer pricing issues from the Internal Revenue Service. The Company has been appealing the proposed adjustments and is awaiting the final outcome. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the tax audits cannot be predicted with certainty, if any issues arising in the Company's tax audits progress in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future. In addition, the Company anticipates it is reasonably possible that certain U.S. and non-U.S. tax matters may be effectively settled or the statute of limitations may lapse in the next 12 months, which may decrease its unrecognized tax benefits up to approximately $17 million.
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

A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is as follows (in millions):

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$(109)	$105	$374	$748
Denominator:
Weighted-average shares outstanding for basic earnings per share	879	760	809	746
Effect of dilutive securities:
Convertible senior notes which matured in April 2018	0	0	0	1
Employee stock awards	0	25	20	22
Warrants which settled in June and July 2018	0	0	0	3
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings (loss) per share	879	785	829	772
The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Employee stock awards	28	1	6	4

12. Leases and Other Commitments
Leases
The Company has operating leases for corporate offices, data centers, and equipment under non-cancelable operating leases with various expiration dates. The leases have remaining terms of 1 year to 23 years, some of which include options to extend for up to 5 years, and some of which include options to terminate within 1 year.
The components of lease expense were as follows (in millions):

	Three Months Ended October 31, 2019	Nine Months Ended October 31, 2019
Operating lease cost	$230	$653

Finance lease cost:
Amortization of right-of-use assets	$16	$49
Interest on lease liabilities	4	15
Total finance lease cost	$20	$64
Supplemental cash flow information related to operating and finance leases was as follows (in millions):

	Three Months Ended October 31, 2019	Nine Months Ended October 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$223	$614
Operating cash outflows for finance leases	3	11
Financing cash outflows for finance leases	14	150
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	70	400

Supplemental balance sheet information related to operating and finance leases was as follows (in millions):

As of October 31, 2019
Operating leases:
Operating lease right-of-use assets	$3,150

Operating lease liabilities, current	$735
Noncurrent operating lease liabilities	2,535
Total operating lease liabilities	$3,270

Finance leases:
Buildings and building improvements	$325
Computers, equipment and software	468
Accumulated depreciation	(388)
Property and equipment, net	$405

Accrued expenses and other liabilities	$65
Other noncurrent liabilities	334
Total finance lease liabilities	$399
Other information related to leases was as follows:

As of October 31, 2019
Weighted average remaining lease term
Operating leases	7 years
Finance leases	18 years
Weighted average discount rate
Operating leases	2.8%
Finance leases	4.5%
The weighted average remaining lease term for real estate leases with multiple floors with different lease end dates is calculated based on the lease end date for each individual floor.
As of October 31, 2019, the maturities of lease liabilities under non-cancelable operating and finance leases are as follows (in millions):

	Operating Leases	Finance Leases
Fiscal Period:
Remaining three months of Fiscal 2020	$192	$18
Fiscal 2021	792	67
Fiscal 2022	590	23
Fiscal 2023	424	23
Fiscal 2024	343	24
Thereafter	1,297	434
Total minimum lease payments	3,638	589
Less: Imputed interest	(368)	(190)
Total	$3,270	$399
Operating lease amounts above do not include sublease income. The Company has entered into various sublease agreements with third parties. Under these agreements, the Company expects to receive sublease income of approximately $10 million in the remainder of fiscal 2020, $135 million in the next four years and $82 million thereafter.

The Company’s lease terms may include options to extend or terminate the lease. These options are reflected in the Company's future contractual obligations when it is reasonably certain that the Company will exercise that option. The Company did not use hindsight when determining lease term, therefore, as of October 31, 2019, renewal options are only included for the Company's finance lease for 350 Mission.
As of October 31, 2019, the Company has additional operating leases that have not yet commenced totaling $2.5 billion and therefore not reflected on the condensed consolidated balance sheet and tables above. These operating leases include agreements for office facilities to be constructed. These operating leases will commence between fiscal year 2021 and fiscal year 2025 with lease terms of 1 to 21 years.
Of the total operating lease commitment balance, including leases not yet commenced, of $6.1 billion, approximately $5.5 billion is related to facilities space. The remaining commitment amount is primarily related to equipment.
Letters of Credit
As of October 31, 2019, the Company had a total of $100 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through 2033.
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
In July 2019, three civil actions were filed against Tableau and each of the members of Tableau’s board of directors as of the dates of the complaints asserting claims under Sections 14(e), 14(d), and 20(a) of the Exchange Act challenging the adequacy of certain public disclosures made by Tableau concerning its proposed transaction with Salesforce. Salesforce was named as a defendant in one of these three actions. Specifically, Shiva Stein, a purported Tableau stockholder, commenced an action in the United States District Court for the District of Delaware (the “Stein Action”);  Marcy Curtis, a purported Tableau stockholder, commenced a putative class action in the United States District Court for the District of Delaware (the “Curtis Action”); and Cathy O'Brien, a purported Tableau stockholder, commenced an action in the United States District Court for the Southern District of New York (the “O'Brien Action”). Salesforce was named as a defendant in the Curtis Action. The plaintiffs seek, among other things, an injunction that would have prevented the acquisition of Tableau by Salesforce, rescission of the transaction or rescissory damages, an accounting by the defendants for all damages caused to the plaintiffs, and the award of attorneys’ fees and expenses.  Tableau has not answered the complaint in the Curtis, or O'Brien Actions, and Salesforce has not answered the complaint in the Curtis Action. The Company settled these three civil actions during the quarter ended October 31, 2019. All three cases are now dismissed.
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
Since the Foundation’s and Salesforce.org’s inception, and prior to the closing of the business combination with Salesforce.org, the Company provided at no charge certain resources to those entities' employees such as office space, furniture, equipment, facilities, services and other resources. The value of these items was approximately $6 million in fiscal 2020, prior to the business combination.
Additionally, the Company allowed Salesforce.org to donate subscriptions of the Company’s services to other qualified non-profit organizations. Prior to the closing of the business combination with Salesforce.org, the value of the subscriptions sold by Salesforce.org to external customers pursuant to the reseller agreement, as amended, was approximately $110 million for fiscal 2020, prior to the business combination.
As discussed in Note 6 "Business Combinations", in June 2019, the Company reorganized its relationship with Salesforce.org, which was accounted for as a business combination. This transaction did not change the relationship and accounting considerations with the Foundation, as described above.

15. Subsequent Events
The Company acquired Tableau on August 1, 2019. In connection with the acquisition, the Company obtained all regulatory clearances necessary to close. In July 2019, the United Kingdom Competition and Markets Authority (the “CMA”) informed the parties that it planned to review the acquisition. On July 31, 2019 the CMA issued an Initial Enforcement Order (“IEO”) requiring Salesforce and Tableau to operate separately pending the CMA’s review of the acquisition. On November 5, 2019, the CMA revoked the IEO, meaning Salesforce and Tableau could integrate without restriction. On November 22, 2019, the CMA announced its decision to completely and unconditionally clear the acquisition. The CMA’s decision was effective immediately and concluded its review of the transaction.
In November 2019, the Company entered into an agreement to purchase two real estate assets in San Francisco, California for approximately $150 million. The transaction is expected to close in the Company’s fourth quarter of fiscal 2020 or first quarter of fiscal 2021, subject to customary closing conditions.
In November 2019, the Company repaid the remaining $150 million of the 2021 Term Loan.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “assumes,” “may,” “should,” “could,” “would,” “foresees,” “forecasts,” “predicts,” “targets,” variations of such words and similar expressions are intended to identify such forward-looking statements, which may consist of, among other things, trend analyses and statements regarding future events, future financial performance, anticipated growth and industry prospects. These forward-looking statements are based on current expectations, estimates and forecasts, as well as the beliefs and assumptions of our management, and are subject to risks and uncertainties that are difficult to predict, including: the effect of general economic and market conditions; the impact of geopolitical events; the impact of foreign currency exchange rate and interest rate fluctuations on our results; our business strategy and our plan to build our business, including our strategy to be the leading provider of enterprise cloud computing applications and platforms; the pace of change and innovation in enterprise cloud computing services; the seasonal nature of our sales cycles; the competitive nature of the market in which we participate; our international expansion strategy; the demands on our personnel and infrastructure resulting from significant growth in our customer base and operations, including as a result of acquisitions; our service performance and security, including the resources and costs required to avoid unanticipated downtime and prevent, detect and remediate potential security breaches; the expenses associated with our data centers and third-party infrastructure providers; additional data center capacity; real estate and office facilities space; our operating results and cash flows; new services and product features, including any efforts to expand our services beyond the CRM market; our strategy of acquiring or making investments in complementary businesses, joint ventures, services, technologies and intellectual property rights; the performance and fair value of our investments in complementary businesses through our strategic investment portfolio; our ability to realize the benefits from strategic partnerships, joint ventures and investments; the impact of future gains or losses from our strategic investment portfolio including gains or losses from overall market conditions that may affect the publicly traded companies within our strategic investment portfolio; our ability to execute our business plans; our ability to successfully integrate acquired businesses and technologies; our ability to continue to grow unearned revenue and remaining performance obligation; our ability to protect our intellectual property rights; our ability to develop our brands; our reliance on third-party hardware, software and platform providers; our dependency on the development and maintenance of the infrastructure of the Internet; the effect of evolving domestic and foreign government regulations, including those related to the provision of services on the Internet, those related to accessing the Internet, and those addressing data privacy, cross-border data transfers and import and export controls; the valuation of our deferred tax assets and the release of related valuation allowances; the potential availability of additional tax assets in the future; the impact of new accounting pronouncements and tax laws; uncertainties affecting our ability to estimate our tax rate; uncertainties regarding our tax obligations in connection with potential jurisdictional transfers of intellectual property, including the tax rate, the timing of the transfer and the value of such transferred intellectual property; the impact of expensing stock options and other equity awards; the sufficiency of our capital resources; factors related to our 2023 and 2028 senior notes, revolving credit facility, 2021 term loan and loan associated with 50 Fremont; compliance with our debt covenants and lease obligations; current and potential litigation involving us; and the impact of climate change. These and other risks and uncertainties may cause our actual results to differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below under “Risk Factors” and elsewhere in this report for additional detail regarding factors that may cause actual results to be different than those expressed in our forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.
Overview
We are a global leader in customer relationship management ("CRM") technology that enables companies to improve their relationships and interactions with customers. We introduced our first CRM solution in 2000, and we have since expanded our service offerings with new editions, features and platform capabilities. Our core mission is to empower our customers of every size and industry to connect with their customers in new ways through existing and emerging technologies, including cloud, mobile, social, Internet of Things ("IoT"), advanced analytics and artificial intelligence ("AI").
Website references throughout this document are provided for convenience only, and the content on the referenced websites is not incorporated by reference into this report.
Highlights from the Third Quarter of Fiscal Year 2020.
•Revenue: Total third quarter revenue was $4.5 billion, an increase of 33 percent year-over-year.
•Loss per Share: Third quarter loss per share was $0.12, as compared to diluted earnings per share of $0.13 from a year ago.

•Cash: Total cash, cash equivalents and marketable securities ended the third quarter at $6.5 billion. Cash generated from operations for the third quarter was $298 million, an increase of 108 percent year-over-year. Our cash flow from operations is seasonal. Refer to "Seasonal Nature of Unearned Revenue, Accounts Receivable and Operating Cash Flow" below.
•Remaining Performance Obligation: Remaining performance obligation ended the third quarter at approximately $25.9 billion, an increase of 22 percent year-over-year. Current remaining performance obligation ended the third quarter at approximately $12.8 billion, an increase of 28 percent year-over-year.
•Acquisitions: On August 1, 2019, we completed the acquisition of Tableau Software, Inc. ("Tableau") for $14.8 billion in common stock issued, cash and fair value of equity assumed. On October 1, 2019, we completed the acquisition of ClickSoftware Technologies Ltd. ("ClickSoftware") for $1.4 billion in cash, common stock issued and fair value of equity assumed. The results of Tableau and ClickSoftware have been included in our consolidated financial statements since the date of each acquisition, respectively.
We regularly evaluate acquisitions or investment opportunities in complementary businesses, joint ventures, services and technologies and intellectual property rights in an effort to expand our service offerings through a disciplined and thoughtful acquisition process. We expect to continue to make such investments and acquisitions in the future and we plan to reinvest a significant portion of our incremental revenue in future periods to grow our business and continue our leadership role in the cloud computing industry. As part of our growth strategy, we are delivering innovative solutions in new categories, including, e-commerce, AI, IoT and collaborative productivity tools. We drive innovation organically and to a lesser extent through acquisitions, such as our recent business combination with Salesforce.org in June 2019, Tableau in August 2019 and ClickSoftware in October 2019.
As a result of our aggressive growth plans and integration of our previously acquired businesses, we have incurred significant expenses for equity awards and amortization of purchased intangibles, which have reduced our operating income.
We periodically make changes to our sales organization to position us for long-term growth, which has in the past and could again in the future result in temporary disruptions to our sales productivity. In addition, we have experienced, and may at times in the future experience, more variation from our forecasted expectations of new business activity due to longer and less predictable sales cycles and increasing complexity of our business, which includes an expanded mix of products and various revenue models resulting from acquisitions. While we do not expect any of these changes to have a material adverse effect on our business or our ability to meet our near-term or long-term revenue targets, slower growth in new business in a given period could negatively affect our revenues in future periods, as well as remaining performance obligation in current or future periods, particularly if experienced on a sustained basis.
The expanding global scope of our business and the heightened volatility of global markets expose us to the risk of fluctuations in foreign currency markets. Fluctuations in foreign currency exchange rates negatively impacted our revenue results for the nine months ended October 31, 2019 and had a minimal impact on our remaining performance obligation as of October 31, 2019. We expect these fluctuations to continue in the future.
Sources of Revenues
We derive our revenues from two sources: subscription and support revenues and related professional services. Subscription and support revenues accounted for approximately 94 percent of our total revenues for the nine months ended October 31, 2019.
Subscription and support revenues is primarily comprised of subscription fees from customers accessing our enterprise cloud computing services (collectively, "Cloud Services"). With the May 2018 acquisition of MuleSoft, Inc. ("Mulesoft") and the August 2019 acquisition of Tableau, subscription and support revenues also includes revenues associated with software licenses. Software license revenues include fees from the sales of term, subscription and perpetual licenses. Revenues from software licenses are generally recognized upfront when the software is made available to the customer and revenues from the related support is generally recognized ratably over the contract term. Revenue from software licenses represent less than ten percent of total subscription and support revenue for the three and nine months ended October 31, 2019.
The revenue growth rates of each of our core service offerings, as described below in the Results of Operations, fluctuate from quarter to quarter and over time. Additionally, we manage the total balanced product portfolio to deliver solutions to our customers, and as a result, the revenue result for each offering is not necessarily indicative of the results to be expected for any subsequent quarter. In addition, some of our Cloud Service offerings have similar features and functions. For example, customers may use the Sales Cloud, the Service Cloud or the Salesforce Platform to record account and contact information, which are similar features across these service offerings. Depending on a customer’s actual and projected business requirements, more than one service offering may satisfy the customer’s current and future needs. We record revenue based on the individual products ordered by a customer, not according to the customer’s business requirements and usage. In addition, as we introduce new features and functions within each offering and refine our allocation methodology for changes in our business, we do not expect it to be practical to adjust historical revenue results by service offering for comparability. Accordingly, comparisons of revenue performance by service offering over time may not be meaningful.
Seasonal Nature of Unearned Revenue, Accounts Receivable and Operating Cash Flow
Unearned revenue primarily consists of billings to customers for our subscription service. Over 90 percent of the value of our billings to customers is for our subscription and support service. We generally invoice our customers in advance, in annual installments, and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in unearned revenue or in revenue depending on whether transfer of control to customers has occurred. In general, we collect our billings in advance of the subscription service period. We typically issue renewal invoices in advance of the renewal service period, and depending on timing, the initial invoice for the subscription and services contract and the subsequent renewal invoice may occur in different quarters. This may result in an increase in unearned revenue and accounts receivable as the next billing cycle approaches, as the corresponding unearned revenue decreases to zero. There is a disproportionate weighting toward annual billings in the fourth quarter, primarily as a result of large enterprise account buying patterns. Our fourth quarter has historically been our strongest quarter for new business and renewals. The year on year compounding effect of this seasonality in both billing patterns and overall new and renewal business causes the value of invoices that we generate in the fourth quarter for both new business and renewals to increase as a proportion of our total annual billings. Accordingly, because of this billing activity, our first quarter is typically our largest collections and operating cash flow quarter. Conversely, our third quarter has historically been our smallest operating cash flow quarter.
The sequential quarterly changes in accounts receivable and the related unearned revenue and operating cash flow during the first quarter of our fiscal year are not necessarily indicative of the billing activity that occurs for the following quarters as displayed below (in millions):

	October 31, 2019	July 31, 2019	April 30, 2019
Fiscal 2020
Accounts receivable, net	$2,573	$2,332	$2,153
Unearned revenue	6,858	7,142	7,585
Net cash provided by operating activities for the three months ended	298	436	1,965

	January 31, 2019	October 31, 2018	July 31, 2018	April 30, 2018
Fiscal 2019
Accounts receivable, net	$4,924	$2,037	$1,980	$1,763
Unearned revenue	8,564	5,376	5,883	6,201
Net cash provided by operating activities for the three months ended	1,331	143	458	1,466

	January 31, 2018	October 31, 2017	July 31, 2017	April 30, 2017
Fiscal 2018
Accounts receivable, net	$3,921	$1,522	$1,572	$1,442
Unearned revenue	6,995	4,312	4,749	4,969
Net cash provided by operating activities for the three months ended	1,052	125	331	1,230
The unearned revenue balance on our condensed consolidated balance sheets does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Transaction price allocated to the remaining performance obligation ("Remaining Performance Obligation") represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Remaining Performance Obligation is not necessarily indicative of future revenue growth and is influenced by several factors, including seasonality, the timing of renewals, average contract terms, foreign currency exchange rates and fluctuations in new business growth. Unbilled portions of the Remaining Performance Obligation denominated in foreign currencies are revalued each period based on the period end exchange rates. For multi-year subscription agreements billed annually, the associated unbilled balance and corresponding Remaining Performance Obligation is typically high at the beginning of the contract period, zero just prior to renewal, and increases if the agreement is renewed. Low Remaining Performance Obligation attributable to a particular subscription agreement is often associated with an impending renewal and may not be an indicator of the likelihood of renewal or future revenue from such customer.
Remaining Performance Obligation consisted of the following (in billions):

	Current	Noncurrent	Total
As of October 31, 2019	$12.8	$13.1	$25.9	(1)
As of July 31, 2019	12.1	13.2	25.3	(2)
As of April 30, 2019	11.8	13.1	24.9
As of January 31, 2019	11.9	13.8	25.7
As of October 31, 2018	10.0	11.2	21.2
As of July 31, 2018	9.8	11.2	21.0
As of April 30, 2018	9.6	10.8	20.4
As of January 31, 2018	9.6	11.0	20.6
(1) Includes approximately $400 million and $550 million of Remaining Performance Obligation related to the Salesforce.org business combination in June 2019 and the Tableau acquisition in August 2019, respectively.
(2) Includes approximately $350 million of Remaining Performance Obligation related to the Salesforce.org business combination.
Cost of Revenues and Operating Expenses
Impact of Acquisitions
The comparability of our operating results is impacted by our recent acquisitions, including the acquisition of Tableau in August 2019. Expense contributions from our recent acquisitions for each of the respective period comparisons generally may not be separately identifiable due to the integration of these businesses into our existing operations, or may be insignificant to our results of operations during the periods presented.
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
Stock-Based Expenses
Our cost of revenues and operating expenses include stock-based expenses related to equity plans for employees and non-employee directors. We recognize our stock-based compensation as an expense in the statements of operations based on their fair values and vesting periods. These charges have been significant in the past and we expect that they will increase with an increase in our stock price, as we acquire more companies, and as we hire more employees and seek to retain existing employees.
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
We believe that of our significant accounting policies, which are described in Note 1 “Summary of Business and Significant Accounting Policies” to our condensed consolidated financial statements, the following accounting policies and specific estimates involve a greater degree of judgment and complexity. Accordingly, these are the policies and estimates we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations:
•the fair value of assets acquired and liabilities assumed for business combinations;
•the standalone selling price ("SSP") of performance obligations for revenue contracts with multiple performance obligations;
•the average period of benefit associated with costs capitalized to obtain revenue contracts;
•the recognition, measurement and valuation of current and deferred income taxes and uncertain tax positions; and
•the valuation of privately held strategic investments.

Recent Accounting Pronouncements
Effective on February 1, 2019, we adopted the provisions and expanded disclosure requirements described in Accounting Standards Update No. 2016-02, "Leases (Topic 842)." Upon adoption, we recorded operating lease right-of-use (“ROU”) assets of approximately $2.9 billion and corresponding operating lease liabilities of $3.1 billion on our condensed consolidated balance sheets.
See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed consolidated financial statements for our discussion about new accounting pronouncements adopted and those pending.
Results of Operations
The following tables set forth selected data for each of the periods indicated (in millions):

3	Three Months Ended October 31,				Nine Months Ended October 31,
	2019	% of Total Revenues	2018	% of Total Revenues	2019	% of Total Revenues	2018	% of Total Revenues
Revenues:
Subscription and support	$4,239	94%	$3,168	93%	$11,480	94%	$9,038	93%
Professional services and other	274	6	224	7	767	6	641	7
Total revenues	4,513	100	3,392	100	12,247	100	9,679	100
Cost of revenues (1)(2):
Subscription and support	870	19	676	20	2,275	19	1,887	20
Professional services and other	264	6	213	6	740	6	618	6
Total cost of revenues	1,134	25	889	26	3,015	25	2,505	26
Gross profit	3,379	75	2,503	74	9,232	75	7,174	74
Operating expenses (1)(2):
Research and development	774	17	481	14	1,935	16	1,368	14
Marketing and sales	2,063	46	1,588	47	5,584	45	4,421	46
General and administrative	477	11	342	10	1,214	10	987	10
Loss on settlement of Salesforce.org reseller agreement	0	0	0	0	166	1	0	0
Total operating expenses	3,314	74	2,411	71	8,899	72	6,776	70
Income from operations	65	1	92	3	333	3	398	4
Gains on strategic investments, net	6	0	63	2	396	3	417	4
Other income (expense)	(7)	0	(27)	(1)	(19)	0	(71)	0
Income before benefit from (provision for) income taxes	64	1	128	4	710	6	744	8
Benefit from (provision for) income taxes	(173)	(3)	(23)	(1)	(336)	(3)	4	0
Net income (loss)	$(109)	(2)%	$105	3%	$374	3%	$748	8%

(1) Amounts related to amortization of intangible assets acquired through business combinations, as follows (in millions):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2019	% of Total Revenues	2018	% of Total Revenues	2019	% of Total Revenues	2018	% of Total Revenues
Cost of revenues	$157	4%	$62	2%	$280	2%	$153	2%
Marketing and sales	109	2	67	2	242	2	164	2
(2) Amounts related to stock-based expenses, as follows (in millions):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2019	% of Total Revenues	2018	% of Total Revenues	2019	% of Total Revenues	2018	% of Total Revenues
Cost of revenues	$54	1%	$42	1%	$143	1%	$119	1%
Research and development	169	4	81	2	348	3	228	2
Marketing and sales	249	6	180	5	625	5	474	5
General and administrative	71	1	48	1	158	1	133	1
Impact of Acquisitions
The comparability of our operating results in the three and nine months ended October 31, 2019 compared to the same periods of fiscal 2019 was impacted by our recent acquisitions, including the acquisition of Tableau in August 2019. In our discussion of changes in our results of operations from the three and nine months ended October 31, 2019 compared to the same periods of fiscal 2019, we may quantitatively disclose the impact of our acquired products and services for the one-year period subsequent to the acquisition date to the growth in certain of our revenues where such discussions would be meaningful. Expense contributions from our recent acquisitions for each of the respective period comparisons generally were not separately identifiable due to the integration of these businesses into our existing operations or were insignificant to our results of operations during the periods presented.
Revenues.

	Three Months Ended October 31,		Variance
(in millions)	2019	2018	Dollars	Percent
Subscription and support	$4,239	$3,168	$1,071	34%
Professional services and other	274	224	50	22
Total revenues	$4,513	$3,392	$1,121	33%

	Nine Months Ended October 31,		Variance
(in millions)	2019	2018	Dollars	Percent
Subscription and support	$11,480	$9,038	$2,442	27%
Professional services and other	767	641	126	20
Total revenues	$12,247	$9,679	$2,568	27%
The increase in subscription and support revenues was primarily caused by volume-driven increases from new business, which includes new customers, upgrades, additional subscriptions from existing customers and acquisition activity. Revenues from software licenses, which are recognized at a point in time, represent approximately 7 percent and 4 percent of total subscription and support revenues for the three and nine months ended October 31, 2019, respectively.
The business combination with Salesforce.org in June 2019 contributed approximately $80 million and $131 million to total subscription and support revenues for the three and nine months ended October 31, 2019, respectively. The business combination with Tableau in August 2019 contributed approximately $308 million to total subscription and support revenues in the three and nine months ended October 31, 2019. As required under U.S. GAAP, we recorded unearned revenue related to acquired contracts from acquired entities at fair value on the date of acquisition. As a result, we did not recognize certain revenues related to these acquired contracts that the acquired entities would have otherwise recorded as an independent entity.
We calculate our attrition rate as of the end of each month. Our attrition rate, including the Marketing Cloud service offering but excluding our Commerce Cloud, Integration Cloud, and recent acquisitions, was less than ten percent as of October 31, 2019. While it is difficult to predict, we expect our attrition rate to remain consistent as we continue to expand our enterprise business and invest in customer success and related programs.

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
Subscription and Support Revenue by Service Offering
Subscription and support revenues consisted of the following (in millions):

	Three Months Ended October 31,
	2019	2018	Variance Percent
Sales Cloud	$1,168	$1,020	15%
Service Cloud	1,140	917	24%
Salesforce Platform and Other	1,287	742	73%
Marketing and Commerce Cloud	644	489	32%
Total	$4,239	$3,168

	Nine Months Ended October 31,
	2019	2018	Variance Percent
Sales Cloud	$3,371	$2,989	13%
Service Cloud	3,247	2,657	22%
Salesforce Platform and Other	3,041	2,029	50%
Marketing and Commerce Cloud	1,821	1,363	34%
Total	$11,480	$9,038
Subscription and support revenues from the Community Cloud, Quip and our Industry offerings were not significant in the three and nine months ended October 31, 2019 and 2018. Quip revenue is included with Salesforce Platform and Other in the table above. Our Industry Offerings and Community Cloud revenue are included in either Sales Cloud, Service Cloud or Salesforce Platform and Other depending on the primary service offering purchased. MuleSoft and Tableau revenues are included in Salesforce Platform and Other.
Revenues by geography were as follows:

	Three Months Ended October 31,
(in millions)	2019	As a % of Total Revenues	2018	As a % of Total Revenues	Growth rate
Americas	$3,216	71%	$2,425	71%	33%
Europe	880	20	641	19	37
Asia Pacific	417	9	326	10	28
	$4,513	100%	$3,392	100%	33%

	Nine Months Ended October 31,
(in millions)	2019	As a % of Total Revenues	2018	As a % of Total Revenues	Growth rate
Americas	$8,649	71%	$6,864	71%	26%
Europe	2,421	20	1,876	19	29
Asia Pacific	1,177	9	939	10	25
	$12,247	100%	$9,679	100%	27%
Revenues by geography are determined based on the region of the Salesforce contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 96 percent during the three and nine months ended October 31, 2019 and 2018. The increase in Americas revenues was the result of the increasing acceptance of our services and the investment of additional sales resources.

Revenues in Europe and Asia Pacific accounted for $1.3 billion, or 29 percent of total revenues, for the three months ended October 31, 2019, compared to $1.0 billion, or 29 percent of total revenues, during the same period a year ago, an increase of $0.3 billion, or 34 percent. Revenues in Europe and Asia Pacific accounted for $3.6 billion, or 29 percent of total revenues, for the nine months ended October 31, 2019, compared to $2.8 billion, or 29 percent of total revenues, during the same period a year ago, an increase of $0.8 billion, or 28 percent. This increase in revenues outside of the Americas was the result of the increasing acceptance of our services, our focus on marketing our services internationally and the investment of additional sales resources. Foreign currency fluctuations, particularly the weakening British Pound Sterling, had a negative impact on revenues outside of the Americas of approximately $28 million and $113 million in the three and nine months ended October 31, 2019 compared to the three and nine months ended October 31, 2018, respectively. We expect foreign currency fluctuations to continue to negatively affect our overall revenues outside of the Americas for the remaining three months of fiscal 2020.
Cost of Revenues.

	Three Months Ended October 31,		Variance
(in millions)	2019	2018	Dollars
Subscription and support	$870	$676	$194
Professional services and other	264	213	51
Total cost of revenues	$1,134	$889	$245
Percent of total revenues	25%	26%

	Nine Months Ended October 31,		Variance
(in millions)	2019	2018	Dollars
Subscription and support	$2,275	$1,887	$388
Professional services and other	740	618	122
Total cost of revenues	$3,015	$2,505	$510
Percent of total revenues	25%	26%
For the three months ended October 31, 2019, the increase in cost of revenues was primarily due to an increase of $77 million in employee-related costs, an increase of $12 million in stock-based expenses, an increase of $53 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of amortization of purchased intangible assets of $95 million and an increase in allocated overhead. For the nine months ended October 31, 2019, the increase in cost of revenues was primarily due to an increase of $149 million in employee-related costs, an increase of $24 million in stock-based expenses, an increase of $150 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of amortization of purchased intangible assets of $127 million and an increase in allocated overhead. We have increased our headcount by 27 percent since October 31, 2018 to meet the higher demand for services from our customers, and our recent acquisitions also contributed to this increase. We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity to allow us to scale with our customers and continuously evolve our security measures. We also plan to add employees in our professional services group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in future periods.
Our professional services and other gross margin was positive $10 million and positive $27 million during the three and nine months ended October 31, 2019, respectively, and positive $11 million and positive $23 million during the three and nine months ended October 31, 2018, respectively. We expect the cost of professional services to be approximately in line with revenues from professional services in future fiscal quarters. We believe that this investment in professional services facilitates the adoption of our service offerings.

Operating Expenses.

	Three Months Ended October 31,		Variance
(in millions)	2019	2018	Dollars
Research and development	$774	$481	$293
Marketing and sales	2,063	1,588	475
General and administrative	477	342	135
Total operating expenses	$3,314	$2,411	$903
Percent of total revenues	74%	71%

	Nine Months Ended October 31,		Variance
(in millions)	2019	2018	Dollars
Research and development	$1,935	$1,368	$567
Marketing and sales	5,584	4,421	1,163
General and administrative	1,214	987	227
Loss on settlement of Salesforce.org reseller agreement	166	0	166
Total operating expenses	$8,899	$6,776	$2,123
Percent of total revenues	72%	70%
For the three months ended October 31, 2019, the increase in research and development expenses was primarily due to an increase of approximately $172 million in employee-related costs, an increase of $88 million in stock-based expenses, an increase in our development and test data center costs and allocated overhead. For the nine months ended October 31, 2019, the increase in research and development expenses was primarily due to an increase of approximately $369 million in employee-related costs, an increase of $120 million in stock-based expenses, an increase in our development and test data center costs and allocated overhead. We increased our research and development headcount by 55 percent since October 31, 2018 in order to improve and extend our service offerings, develop new technologies, and integrate acquired companies. In addition, our recent acquisitions also contributed to this increase in headcount. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to invest in additional employees and technology to support the development of new, and improve existing, technologies and the integration of acquired technologies.
For the three months ended October 31, 2019, the increase in marketing and sales expenses was primarily due to an increase of $320 million in employee-related costs and amortization of deferred commissions, an increase of $69 million in stock-based expenses, an increase in amortization of purchased intangible assets of $42 million and allocated overhead. For the nine months ended October 31, 2019, the increase in marketing and sales expenses was primarily due to an increase of $754 million in employee-related costs and amortization of deferred commissions, an increase of $151 million in stock-based expenses, an increase in amortization of purchased intangible assets of $78 million, and allocated overhead. Our marketing and sales headcount increased by 38 percent since October 31, 2018, primarily attributable to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. In addition, our recent acquisitions also contributed to this increase in headcount. We expect that marketing and sales expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to hire additional sales personnel.
For the three and nine months ended October 31, 2019, the increases in general and administrative expenses were primarily due to an increase in employee-related costs. Our general and administrative headcount increased by 40 percent since October 31, 2018 as we added personnel to support our growth, and our recent acquisitions also contributed to this increase. We also incurred transaction costs associated with our acquisition of Tableau of approximately $40 million of which approximately $30 million was incurred during the three months ended October 31, 2019.
As a result of the June 2019 Salesforce.org business combination, the Company effectively settled all existing agreements between the Company and Salesforce.org and, as part of business combination accounting, accordingly recorded a one-time, non-cash operating expense charge of approximately $166 million related to the effective settlement of the reseller agreement.

Other income and expense.

	Three Months Ended October 31,		Variance
(in millions)	2019	2018	Dollars
Gains on strategic investments, net	$6	$63	$(57)
Other expense	(7)	(27)	20

	Nine Months Ended October 31,		Variance
(in millions)	2019	2018	Dollars
Gains on strategic investments, net	$396	$417	$(21)
Other expense	(19)	(71)	52
Gains on strategic investments, net consists primarily of mark-to-market adjustments related to our publicly held equity securities, observable price adjustments related to our privately held equity securities and other adjustments. During the three months ended October 31, 2019, we recognized a realized gain of $39 million related to the acquisition of ClickSoftware and we sold our investments in three publicly traded companies resulting in a realized loss of $32 million. In addition, we recorded unrealized gains on privately held equity securities of $77 million, primarily driven by one investment, and realized gains of $14 million, offset by unrealized losses recognized on publicly traded securities of $84 million, primarily driven by one investment. Net gains recognized in the nine months ended October 31, 2019 were primarily driven by unrealized gains on privately held equity securities of $199 million, primarily driven by two investments, and unrealized gains recognized on publicly traded securities of $132 million, primarily driven by one investment.
Other expense primarily consists of interest expense on our debt as well as our operating and finance leases offset by investment income. Interest expense was $32 million and $40 million for the three months ended October 31, 2019 and 2018, respectively, and $101 million and $113 million for the nine months ended October 31, 2019 and 2018, respectively. Investment income increased approximately $19 million and $48 million in the three and nine months ended October 31, 2019, respectively, compared to the same periods a year ago due to higher interest income across our portfolio, which is primarily a result of the larger investable balance.
Benefit from (provision for) income taxes.

	Three Months Ended October 31,		Variance
(in millions)	2019	2018	Dollars
Provision for income taxes	$(173)	$(23)	$(150)
Effective tax rate	270%	18%

	Nine Months Ended October 31,		Variance
(in millions)	2019	2018	Dollars
Benefit from (provision for) income taxes	$(336)	$4	$(340)
Effective tax rate	47%	(1)%
We recognized a tax provision of $173 million on a pretax income of $64 million for the three months ended October 31, 2019. Our tax provision was primarily related to income taxes in profitable jurisdictions outside of the United States. In addition, recent acquisitions changed our quarterly earnings and based on our approach to compute interim tax provision by applying the estimated annual effective tax rate to year-to-date pretax income or loss, we recorded higher quarterly income tax provision. We recognized a tax provision of $336 million on a pretax income of $710 million for the nine months ended October 31, 2019.
In fiscal 2019, we recorded a tax provision of $23 million on a pretax income of $128 million for the three months ended October 31, 2018 and a tax benefit of $4 million on a pretax income of $744 million for the nine months ended October 31, 2018. Included in the tax benefit for both reporting periods was a discrete tax benefit of $140 million from a partial release of the valuation allowance in connection with the acquisition of MuleSoft. The net deferred tax liability from the acquisition of MuleSoft provided a source of additional income to support the realizability of the Company's pre-existing deferred tax assets and as a result, the Company released a portion of its valuation allowance. The tax benefit associated with the release of the valuation allowance was partially offset by income taxes in profitable jurisdictions outside of the United States.

Liquidity and Capital Resources
At October 31, 2019, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $6.5 billion and accounts receivable of $2.6 billion. Our cash, cash equivalents and marketable securities are comprised primarily of corporate notes and obligations, U.S. treasury securities, asset backed securities, foreign government obligations, mortgage backed obligations, time deposits, money market mutual funds and municipal securities.
As of October 31, 2019, our remaining performance obligation was $25.9 billion. Our remaining performance obligation represents contracted revenue that has not yet been recognized and includes unearned revenue, which has been invoiced and is recorded on the balance sheet, and unbilled amounts that are not recorded on the balance sheet, that will be recognized as revenue in future periods.
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
In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, and intellectual property rights. To facilitate these acquisitions or investments, we may seek additional equity or debt financing, which may not be available on terms favorable to us or at all, impacting our ability to complete subsequent acquisitions or investments.
The adoption of the new lease accounting standard (Topic 842) has not impacted the cost of or limit our borrowing capacity from third party lenders.
Cash Flows
For the three and nine months ended October 31, 2019 and 2018, our cash flows were as follows (in millions):

3	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Net cash provided by operating activities	$298	$143	$2,699	$2,067
Net cash provided by (used in) investing activities	63	(545)	(1,515)	(4,930)
Net cash provided by financing activities	15	182	39	2,396
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
As described above in “Seasonal Nature of Unearned Revenue, Accounts Receivable and Operating Cash Flow,” our fourth quarter has historically been our strongest quarter for new business and renewals and, correspondingly, the first quarter has historically been the strongest for cash collections. The year on year compounding effect of this seasonality in both billing patterns and overall business causes both the value of invoices that we generate in the fourth quarter and cash collections in the first quarter to increase as a proportion of our total annual billings. The operating cash flow benefit of increased billing activity generally occurs in the subsequent quarter when we collect from our customers. As a result, our first quarter is our largest collections and operating cash flow quarter. Conversely, our third quarter has historically been our smallest operating cash flow quarter.
Our net operating cash flow for the three months ended October 31, 2019 was negatively impacted by approximately $90 million of transaction costs incurred by Tableau. These transactions costs were paid after the transaction closed.
The net cash used in investing activities during the nine months ended October 31, 2019 was primarily related to the purchases of marketable securities of $1.9 billion and was offset by sales and maturities of marketable securities of $1.4 billion.

In addition, we paid approximately $1.1 billion of cash consideration for business combinations during the nine months ended October 31, 2019, which was offset by approximately $644 million of cash and cash equivalents acquired in connection with the acquisition of Tableau, as well as approximately $110 million of cash and cash equivalents acquired in connection with other acquisitions. The net cash used in investing activities during the nine months ended October 31, 2018 was primarily related to the acquisition of Mulesoft, Datorama and CloudCraze for $5.1 billion and was offset by sales and maturities of marketable securities of $1.5 billion.
Net cash provided by financing activities during the nine months ended October 31, 2019 consisted primarily of $550 million from proceeds from equity plans offset by repayments of debt of $352 million and principal payments on financing obligations of $159 million. Net cash provided by financing activities during the nine months ended October 31, 2018 consisted primarily of $3.0 billion from proceeds from issuance of debt to fund the acquisition of Mulesoft and $568 million from proceeds from equity plans offset by $1.0 billion in repayments of debt.
Debt
As of October 31, 2019, we had senior unsecured debt outstanding due in 2021, 2023 and 2028 with a total carrying value of $2.6 billion. In addition, we had senior secured notes outstanding related to our loan on 50 Fremont due in 2023 with a total carrying value of $194 million and $150 million remaining on the 2021 Term Loan. We were in compliance with all debt covenants as of October 31, 2019. In November 2019, the Company repaid the remaining $150 million of the 2021 Term Loan.
We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements.
Contractual Obligations
Our principal commitments consist of obligations under leases for office space, co-location data center facilities and our development and test data center, as well as leases for computer equipment, software, furniture and fixtures, excluding all secured and unsecured debt. At October 31, 2019, the future non-cancelable minimum payments under these commitments were approximately $4.2 billion.
As of October 31, 2019, we have additional operating leases that have not yet commenced totaling $2.5 billion. These operating leases include agreements for office facilities to be constructed and will commence between fiscal year 2021 and fiscal year 2025 with lease terms of one to 21 years.
During fiscal 2020 and in future fiscal years, we have made and expect to continue to make additional investments in our infrastructure to scale our operations, increase productivity and enhance our security measures. We plan to upgrade or replace various internal systems to scale with our overall growth. Additionally, we expect capital expenditures to be higher in absolute dollars and remain consistent as a percentage of total revenues in future periods as a result of such investments and continued office build-outs, other leasehold improvements and data center investments.
Other Future Obligations
In October 2019, we acquired ClickSoftware Technologies Ltd. (“ClickSoftware”) for approximately $1.4 billion. In the event that we fully integrate the operations and assets of ClickSoftware into our operations, we may be subject to a potential one-time income tax charge based on an assumed Israeli statutory tax rate of 23 percent applied to the value of any transferred intangibles.
In November 2019, we entered into an agreement to purchase two real estate assets in San Francisco, California for approximately $150 million. The transaction is expected to close in the fourth quarter of fiscal 2020 or the first quarter of fiscal 2021, subject to customary closing conditions.
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
The U.K. held a referendum in June 2016 in which a majority of voters approved an exit from the European Union ("EU") (“Brexit”). In March 2017, the UK government gave formal notice of its intention to leave the EU and started the process of negotiating the future terms of the UK's relationship with the EU. Brexit could adversely affect UK, regional (including European) and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British Pound Sterling and Euro. We have evaluated and started to implement initiatives, such as the commitment to invest resources in Dublin, Ireland, that could partially mitigate the impact Brexit could have on our operations. In the nine months ended October 31, 2019 and 2018, total revenues generated in Europe were approximately 20 percent and 19 percent of total revenues, respectively, of which substantially all were recorded in our UK subsidiary. Revenues in Europe decreased by approximately $101 million in the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018 as a result of the weakening British Pound Sterling. We recognize that there are still significant uncertainties surrounding the ultimate resolution of Brexit negotiations, and we will continue to monitor any changes that may arise and assess their potential impact on our business.
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
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $6.5 billion at October 31, 2019. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least BBB or better. The cash, cash equivalents and marketable securities are held for general corporate purposes, including acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase or decrease in interest rates of 100 basis points at October 31, 2019 could result in a $22 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.
At January 31, 2019, we had cash, cash equivalents and marketable securities totaling $4.3 billion. The fixed-income portfolio was also subject to interest rate risk. Changes in interest rates of 100-basis points would have resulted in market value changes of $21 million.
Market Risk and Market Interest Risk
We deposit our cash with multiple financial institutions.
In addition, we maintain debt obligations that are subject to market interest risk, as follows (in millions):

Instrument	Maturity date	Principal Outstanding as of October 31, 2019	Interest Terms	Effective interest rate for the three months ended October 31, 2019
2021 Term Loan	May 2021	$150	Floating	2.87%
2023 Senior Notes	April 2023	1,000	Fixed	3.26%
2028 Senior Notes	April 2028	1,500	Fixed	3.70%
Loan assumed on 50 Fremont	June 2023	195	Fixed	3.75%
Revolving credit facility	April 2023	0	Floating	N/A
In November 2019, the Company repaid the remaining $150 million of the 2021 Term Loan.
The borrowings under the Revolving Credit Facility bear interest, at our option, at a base rate plus a spread of 0.00% to 0.375% or an adjusted LIBOR rate plus a spread of 0.75% to 1.375%, in each case with such spread being determined based on our credit rating. Regardless of what amounts, if any, are outstanding under the revolving credit facility, we are also obligated to pay an ongoing commitment fee on undrawn amounts at a rate of 0.05% to 0.175%, with such rate being based on our credit rating, payable in arrears quarterly. As of October 31, 2019, there was no outstanding borrowing amount under the Revolving Credit Facility.
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
We have an investment portfolio that includes strategic investments in privately held and publicly traded companies, which range from early-stage companies to more mature companies both domestically and internationally. We primarily invest in enterprise cloud companies, technology startups and system integrators to create and expand our ecosystem. As the enterprise cloud computing ecosystem continues to mature and technologies change, our investment strategy and corresponding investment opportunities have expanded to include investments in companies concurrently with their initial public offerings, as well as larger capital investments in late stage companies. We plan to continue these types of strategic investments, including in companies representing targeted geographies and targeted business and technological initiatives, as opportunities arise that we find attractive.
As of October 31, 2019, our portfolio consisted of investments in over 255 companies, with capital investments ranging from less than $0.3 million to approximately $300 million, and 24 investments with carrying values individually equal to or in excess of approximately $10 million.
The following table sets forth additional information regarding active investments within our strategic investment portfolio as of October 31, 2019 and excludes exited investments (in millions):

Investment Type	Capital Invested	Unrealized Gains (Cumulative)	Unrealized Losses (Cumulative)	Carrying Value as of October 31, 2019
Publicly held equity securities	$249	$123	$(7)	$365
Privately held equity securities	1,120	430	(192)	1,358
Total equity securities	$1,369	$553	$(199)	$1,723
We anticipate additional volatility to our condensed consolidated statements of operations due to changes in market prices, observable price changes and impairments to our investments. These changes could be material based on market conditions and events. While historically our investment portfolio has had a positive impact on our financial results, that may not be true for future periods, particularly in periods of significant market fluctuations that affect our strategic investments portfolio.
For example, an immediate decrease of ten percent in enterprise value of our significant active strategic investments held as of October 31, 2019 could result in a $95 million reduction to the investment portfolio. This example includes the portfolio's publicly held equities and significant privately held investments. Fluctuations in the value of our privately held equity investments are only recorded when there is an observable transaction for an identical or similar investment of the same issuer or in the event of impairment.
We continually evaluate our investments in privately held and publicly traded companies. In certain cases, our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering. Currently, two of our four publicly held investments are subject to such a contractual obligation, which expire in the fourth quarter of fiscal 2020 and the first quarter of fiscal 2021.
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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, we are or may be involved in various legal or regulatory proceedings, claims or purported class actions related to alleged infringement of third-party patents and other intellectual property rights, or alleged violation of commercial, corporate and securities, labor and employment, wage and hour, or other laws or regulations. We have been, and may in the future be put on notice or sued by third-parties for alleged infringement of their proprietary rights, including patent infringement.
In December 2018, we were named as a nominal defendant and certain of our current and former directors were named as defendants in a purported shareholder derivative action in the Delaware Court of Chancery.  The complaint alleged that excessive compensation was paid to such directors for their service, included claims of breach of fiduciary duty and unjust enrichment, and sought restitution and disgorgement of a portion of the directors' compensation. Subsequently, three similar shareholder derivative actions were filed in the Delaware Court of Chancery.  The cases have been consolidated under the caption In re Salesforce.com, Inc. Derivative Litigation. We believe that the ultimate outcome of this litigation will not materially and adversely affect our business, financial condition, results of operations or cash flows.
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
In July 2019, three civil actions were filed against Tableau and each of the members of Tableau’s board of directors as of the dates of the complaints asserting claims under Sections 14(e), 14(d), and 20(a) of the Exchange Act challenging the adequacy of certain public disclosures made by Tableau concerning its proposed transaction with Salesforce. Salesforce was named as a defendant in one of these three actions. Specifically, Shiva Stein, a purported Tableau stockholder, commenced an action in the United States District Court for the District of Delaware (the “Stein Action”);  Marcy Curtis, a purported Tableau stockholder, commenced a putative class action in the United States District Court for the District of Delaware (the “Curtis Action”); and Cathy O'Brien, a purported Tableau stockholder, commenced an action in the United States District Court for the Southern District of New York (the “O'Brien Action”). Salesforce was named as a defendant in the Curtis Action. The plaintiffs seek, among other things, an injunction that would have prevented the acquisition of Tableau by Salesforce, rescission of the transaction or rescissory damages, an accounting by the defendants for all damages caused to the plaintiffs, and the award of attorneys’ fees and expenses.  Tableau has not answered the complaint in the Curtis, or O'Brien Actions, and Salesforce has not answered the complaint in the Curtis Action. We settled these three civil actions during the quarter ended October 31, 2019. All three cases are now dismissed.
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
Our services involve the storage and transmission of our customers’ and our customers' customers' proprietary and other sensitive data, including financial information and personally identifiable information. While we have security measures in place to protect our customers and our customers’ customers' data, our services and underlying infrastructure may in the future be materially breached or compromised as a result of the following:
•third-party attempts to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information to gain access to our customers’ data, our data or our IT systems;
•efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states;
•cyber-attacks on our internally built infrastructure on which many of our service offerings operate;
•vulnerabilities resulting from enhancements and updates to our existing service offerings;
•vulnerabilities in the products or components across the broad ecosystem that our services operate in conjunction with and are dependent on;
•vulnerabilities existing within newly acquired or integrated technologies and infrastructures;
•attacks on, or vulnerabilities in, the many different underlying networks and services that power the Internet that our products depend on, most of which are not under our control or the control of our vendors, partners, or customers; and
•employee or contractor errors or intentional acts that compromise our security systems.
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
•frequent changes to, and growth in complexity of, the techniques used to breach, obtain unauthorized access to, or sabotage IT systems and infrastructure, which are generally not recognized until launched against a target, possibly resulting in our being unable to anticipate or implement adequate measures to prevent such techniques;
•the continued evolution of our internal IT systems as we early adopt new technologies and new ways of sharing data and communicating internally and with partners and customers, which increases the complexity of our IT systems;
•authorization by our customers to third-party technology providers to access their customer data, which may lead to our customers' inability to protect their data that is stored on our servers; and
•our limited control over our customers or third-party technology providers, or the processing of data by third-party technology providers, which may not allow us to maintain the integrity or security of such transmissions or processing.
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
Because our services are complex and incorporate a variety of hardware, proprietary software and third-party software, our services may have errors or defects that could result in unanticipated downtime for our subscribers and harm to our reputation and our business. Cloud services frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in, and experienced disruptions to, our services and new defects or disruptions may occur in the future. Such defects could also create vulnerabilities that could inadvertently permit access to protected customer data. For example, we recently experienced a significant service disruption due to an internally deployed software update that had an unintended impact on our services for certain customers. As a precaution we immediately disabled access to our services for potentially impacted customers while we worked to remediate the issue. Upon completion of the evaluation of the cause and impact of the disruption, we determined it did not materially affect our business, reputation or financial results.
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
Acquisitions and other transactions, arrangements, and investments involve numerous risks and could create unforeseen operating difficulties and expenditures, including:
•potential failure to achieve the expected benefits on a timely basis or at all;
•difficulties (including potential delays, remedies or other restrictions imposed by regulatory authorities, such as the review of our Tableau acquisition by the United Kingdom Competition & Markets Authority) in, and the cost of, integrating operations, technologies, services, platforms and personnel;
•the inability to obtain the regulatory approvals necessary to complete transactions or to integrate operations, or potential remedies imposed by regulatory authorities either as a condition to or following the completion of a transaction, which may include divestitures, ownership or operational restrictions or other structural or behavioral remedies;
•diversion of financial and managerial resources from existing operations;

•the potential entry into new markets in which we have little or no experience or where competitors may have stronger market positions;
•potential write-offs of acquired assets or investments, and potential financial and credit risks associated with acquired customers;
•failure to assimilate acquired employees, which may lead to retention risk with respect to both key acquired employees and our existing key employees or disruption to existing teams;
•differences between our values and those of our acquired companies;
•difficulties in re-training key employees of acquired companies and integrating them into our organizational structure and corporate culture;
•difficulties in and financial costs of addressing acquired compensation structures inconsistent with our compensation structure;
•inability to generate sufficient revenue to offset acquisition or investment costs;
•inability to maintain relationships with customers and partners of the acquired business;
•challenges with the acquired company's third-party service providers, including those that are required for ongoing access to third-party data;
•changes to customer relationships or customer perception of the acquired business as a result of the acquisition;
•challenges converting and forecasting the acquired company's revenue recognition policies including subscription-based revenues and revenues based on the transfer of control, as well as appropriate allocation of the customer consideration to the individual deliverables;
•difficulty of transitioning the acquired technology onto our existing platforms and customer acceptance of multiple platforms on a temporary or permanent basis;
•augmenting the acquired technologies and platforms to the levels that are consistent with our brand and reputation;
•potential for acquired products to impact the profitability of existing products;
•potential identified or unknown security vulnerabilities in acquired products that expose us to additional security risks or delay our ability to integrate the product into our service offerings or recognize the benefits of our investment;
•difficulties in increasing or maintaining the security standards for acquired technology consistent with our other services, and related costs;
•potential unknown liabilities associated with the acquired businesses;
•challenges relating to the structure of an investment, such as governance, accountability and decision-making conflicts that may arise in the context of a joint venture or other majority ownership investments;
•unanticipated expenses related to acquired technology and its integration into our existing technology;
•negative impact to our results of operations because of the depreciation and amortization of amounts related to acquired intangible assets, fixed assets and deferred compensation;
•additional stock-based compensation;
•the loss of acquired unearned revenue and unbilled unearned revenue;
•delays in customer purchases due to uncertainty related to any acquisition;
•ineffective or inadequate controls, procedures and policies at the acquired company;
•in the case of foreign acquisitions, challenges caused by integrating operations over distance, and across different languages, cultures and political environments;
•currency and regulatory risks associated with foreign countries and potential additional cybersecurity and compliance risks resulting from entry into new markets; and
•the tax effects and costs of any such acquisitions including the related integration into our tax structure and assessment of the impact on the realizability of our future tax assets or liabilities.
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
We continue to experience significant growth in our customer base and personnel, particularly through acquisitions, which has placed a strain on our management, administrative, operational and financial infrastructure. We anticipate that significant additional investments will be required to scale our operations and increase productivity, to address the needs of our customers, to further develop and enhance our services, to expand into new geographic areas, and to scale with our overall growth. The additional investments we are making will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term.
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
Our current competitors include:
•Vendors of packaged business software, as well as companies offering enterprise apps delivered through on-premises offerings from enterprise software application vendors and cloud computing application service providers, either individually or with others;
•Software companies that provide their product or service free of charge, and only charge a premium for advanced features and functionality;
•Internally developed enterprise applications, for example by our potential customers’ IT departments;
•Marketing vendors, which may be specialized in advertising, targeting, messaging, or campaign automation;
•E-commerce solutions from established and emerging cloud-only vendors and established on-premises vendors;
•Integration software vendors, integration service providers and API management providers;
•Traditional platform development environment companies and cloud computing development platform companies who may develop toolsets and products that allow customers to build new apps that run on the customers’ current infrastructure or as hosted services;
•IoT platforms from large companies that have existing relationships with hardware and software companies; and
•AI solutions from new startups and established companies.
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
Additionally, some of the important factors that may cause our revenues, operating results and cash flows to fluctuate from quarter to quarter include:
•our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ requirements;
•the attrition rates for our services;
•the rate of expansion and productivity of our sales force;
•the length of the sales cycle for our services;
•new product and service introductions by our competitors;
•our success in selling our services to large enterprises;
•changes in unearned revenue and the Remaining Performance Obligation, due to seasonality, the timing of and compounding effects of renewals, invoice duration, size and timing, new business linearity between quarters and within a quarter, average contract term, the collectibility of invoices related to multiyear agreements, the timing of license software revenue recognition, or fluctuations due to foreign currency movements, all of which may impact implied growth rates;
•our ability to realize benefits from strategic partnerships, acquisitions or investments;
•general economic or geopolitical conditions, which may adversely affect either our customers’ ability or willingness to purchase additional subscriptions or upgrade their services, or delay a prospective customer's purchasing decision, reduce the value of new subscription contracts, or affect attrition rates;
•variations in the revenue mix of our services and growth rates of our cloud subscription and support offerings, including the timing of software license sales and sales offerings that include an on-premise software element for which the revenue allocated to that deliverable is recognized upfront;
•the seasonality of our sales cycle, including software license sales, and timing of contract execution and the corresponding impact on revenue recognized at a point in time;
•changes in our pricing policies and terms of contracts, whether initiated by us or as a result of competition;

•changes in payment terms and the timing of customer payments and payment defaults by customers;
•the seasonality of our customers’ businesses, especially Commerce Cloud customers, including retailers and branded manufacturers;
•fluctuations in foreign currency exchange rates such as with respect to the British Pound Sterling;
•the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;
•the number of new employees;
•the timing of commission, bonus, and other compensation payments to employees;
•the cost, timing and management effort required for the introduction of new features to our services;
•the costs associated with acquiring new businesses and technologies and the follow-on costs of integration and consolidating the results of acquired businesses;
•expenses related to our real estate, our office leases and our data center capacity and expansion;
•timing of additional investments in our enterprise cloud computing application and platform services and in our consulting services;
•expenses related to significant, unusual or discrete events, which are recorded in the period in which the events occur;
•extraordinary expenses such as litigation or other dispute-related settlement payments;
•income tax effects resulting from, but not limited to, tax law changes, court decisions on tax matters, global tax developments applicable to multinationals, changes in operations or business structures, and acquisition activity;
•the timing of payroll and other withholding tax expenses, which are triggered by the payment of bonuses and when employees exercise their vested stock awards;
•technical difficulties or interruptions in our services;
•changes in interest rates and our mix of investments, which would impact the return on our investments in cash and marketable securities;
•conditions, particularly sudden changes, in the financial markets, which have impacted and may continue to impact the value and liquidity of our investment portfolio;
•changes in the fair value of our strategic investments in early-to-late stage privately held and public companies, which could negatively and materially impact our financial results, particularly in periods of significant market fluctuations;
•equity issuances, including as consideration in acquisitions;
•the timing of stock awards to employees and the related adverse financial statement impact of having to expense those stock awards on a straight-line basis over their vesting schedules;
•evolving regulations of cloud computing and cross-border data transfer restrictions and similar regulations;
•regulatory compliance costs; and
•the impact of new accounting pronouncements and associated system implementations, for example, the adoption of Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which includes the accounting for lease assets and lease liabilities.
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
We sell our services throughout the world and are subject to risks and challenges associated with international business. We intend to continue to expand our international sales efforts. The risks and challenges associated with sales to customers outside the United States or those that can affect international operations generally, include:
•localization of our services, including translation into foreign languages and associated expenses;
•regulatory frameworks or business practices favoring local competitors;
•pressure on the creditworthiness of sovereign nations, where we have customers and a balance of our cash, cash equivalents and marketable securities;
•evolving domestic and international tax environments;
•liquidity issues or political actions by sovereign nations, including nations with a controlled currency environment, which could result in decreased values of these balances or potential difficulties protecting our foreign assets or satisfying local obligations;
•foreign currency fluctuations and controls, which may make our services more expensive for international customers and could add volatility to our operating results;
•compliance with multiple, conflicting, ambiguous or evolving governmental laws and regulations, including employment, tax, privacy, anti-corruption, import/export, antitrust, data transfer, storage and protection, and industry-specific laws and regulations, including rules related to compliance by our third-party resellers and our ability to identify and respond timely to compliance issues when they occur;
•vetting and monitoring our third-party resellers in new and evolving markets to confirm they maintain standards consistent with our brand and reputation;
•uncertainty regarding regulation, currency, tax, and operations resulting from the United Kingdom's planned exit from the EU ("Brexit") that could disrupt trade, the sale of our services and commerce, and movement of our people between the United Kingdom, EU, and other locations;
•changes in the public perception of governments in the regions where we operate or plan to operate;
•regional data privacy laws and other regulatory requirements that apply to outsourced service providers and to the transmission of our customers’ data across international borders, which grow more complex as we scale and expand into new markets;
•treatment of revenue from international sources, intellectual property considerations and changes to tax codes, including being subject to foreign tax laws and being liable for paying withholding income or other taxes in foreign jurisdictions;
•different pricing environments;
•difficulties in staffing and managing foreign operations;
•different or lesser protection of our intellectual property;
•longer accounts receivable payment cycles and other collection difficulties;
•natural disasters, acts of war, terrorism, pandemics or security breaches;
•regional economic and political conditions; and
•the imposition of and changes in the United States' and other governments' trade regulations, sanctions and other restrictions.
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
We generally recognize revenue from customers ratably over the terms of their subscription and support agreements, which are typically 12 to 36 months. As a result, most of the revenue we report in each quarter is the result of subscription and support agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively impact our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services, and potential changes in our attrition rate, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription and support term.
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
As of October 31, 2019, we had a substantial level of debt, including the 2023 and 2028 Senior Notes ("Senior Notes”), the loan we assumed when we purchased an office building located at 50 Fremont Street in San Francisco, California (“50 Fremont”) due June 2023, the $150 million remaining on the term loan to finance our acquisition of MuleSoft due May 2021 ("2021 Term Loan") and lease arrangements. In November 2019, we repaid the remaining $150 million of the 2021 Term Loan. Additionally, we have significant contractual commitments, which are not reflected on our condensed consolidated balance sheets. In April 2018, we amended and restated our revolving credit facility under which we can draw down up to $1.0 billion. Maintenance of our indebtedness and contractual commitments and any additional issuances of indebtedness could:
•impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes;
•cause us to dedicate a substantial portion of our cash flows from operations towards debt service obligations and principal repayments; and
•make us more vulnerable to downturns in our business, our industry or the economy in general.
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
The trading prices of the securities of technology companies have historically been highly volatile. Accordingly, the market price of our common stock has been and is likely to continue to be subject to wide fluctuations. Factors affecting the market price of our common stock include:
•variations in our operating results, earnings per share, cash flows from operating activities, unearned revenue, remaining performance obligation, year-over-year growth rates for individual service offerings and other financial metrics and non-financial metrics, such as transaction usage volumes and other usage metrics, and how those results compare to analyst expectations;
•variations in, and limitations of, the various financial and other metrics and modeling used by analysts in their research and reports about our business;
•forward-looking guidance to industry and financial analysts related to, for example, future revenue, unearned revenue, remaining performance obligation, cash flows from operating activities and earnings per share, the accuracy of which may be impacted by various factors, many of which are beyond our control, including general economic and market conditions and unanticipated delays in the integration of acquired companies as a result of regulatory review;
•changes in the estimates of our operating results or changes in recommendations by securities analysts that elect to follow our common stock;
•announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;
•announcements by us or by our competitors of mergers or other strategic acquisitions, or rumors of such transactions involving us or our competitors;
•announcements of customer additions and customer cancellations or delays in customer purchases;
•the coverage of our common stock by the financial media, including television, radio and press reports and blogs;
•recruitment or departure of key personnel;
•disruptions in our service due to computer hardware, software, network or data center problems;
•the economy as a whole, geopolitical conditions, including global trade concerns, market conditions in our industry and the industries of our customers;
•trading activity by a limited number of stockholders who together beneficially own a significant portion of our outstanding common stock;
•the issuance of shares of common stock by us, whether in connection with an acquisition or a capital raising transaction;
•issuance of debt or other convertible securities; and
•environmental, social, governance and other issues impacting the Company's reputation.
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
Our amended and restated certificate of incorporation and bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions among other things:
•permit the board of directors to establish the number of directors;
•authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan (also known as a “poison pill”);
•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and
•establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on merger, business combinations and other transactions between us and holders of 15 percent or more of our common stock.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In connection with the acquisition of MetaMind, Inc. in April 2016, the Company issued 11,652 shares of Company common stock on October 1, 2019. This issuance was made in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”): Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act, and Regulation S promulgated under the Securities Act.
In connection with the acquisition of ClickSoftware, the Company issued 4,487,914 shares of Company common stock on October 1, 2019. This issuance was made in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act: Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act, and Regulation S promulgated under the Securities Act.
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

Index to Exhibits

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of salesforce.com, inc.		8-K	001-32224	3.1	6/7/2019
3.2	Amended and Restated Bylaws of salesforce.com, inc.		8-K	001-32224	3.2	6/7/2019
10.1	Optimizer TopCo S.A.R.L. 2015 Share Incentive Plan.		S-8	333-234072	4.3	10/3/2019
10.2	Gratitude Bonus Plan, as amended and restated August 21, 2019, effective August 21, 2019		10-Q	001-32224	10.4	8/23/2019
31.1	Certification of Co-Chief Executive Officer, Marc Benioff, pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Co-Chief Executive Officer, Keith Block, pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.3	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2019, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 4, 2019
salesforce.com, inc.

	By:	/S/ MARK J. HAWKINS
Mark J. Hawkins
President and Chief Financial Officer (Principal Financial Officer)

Dated: December 4, 2019
salesforce.com, inc.

	By:	/S/ JOE ALLANSON
Joe Allanson
Executive Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)