Form 10-K
period 2020-01-31
SALESFORCE.COM, INC.
filed 2020-03-05
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Based on the closing price of the Registrant’s Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was July 31, 2019, the aggregate market value of its shares (based on a closing price of $154.50 per share) held by non-affiliates was approximately $92.7 billion. Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that owned 5 percent or more of the Registrant’s outstanding Common Stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 29, 2020, there were approximately 895 million shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended January 31, 2020, are incorporated by reference in Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “assumes,” “may,” “should,” “could,” “would,” “foresees,” “forecasts,” “predicts,” “targets,” variations of such words and similar expressions are intended to identify such forward-looking statements, which may consist of, among other things, trend analyses and statements regarding future events, future financial performance, anticipated growth and industry prospects. These forward-looking statements are based on current expectations, estimates and forecasts, as well as the beliefs and assumptions of our management, and are subject to risks and uncertainties that are difficult to predict, including: our service performance and security, including the resources and costs required to avoid unanticipated downtime and prevent, detect and remediate potential security breaches; the expenses associated with our data centers and third-party infrastructure providers; additional data center capacity; our reliance on third-party hardware, software and platform providers; the effect of evolving domestic and foreign government regulations, including those related to the provision of services on the Internet, those related to accessing the Internet, and those addressing data privacy, cross-border data transfers and import and export controls; new services and product features, including any efforts to expand our services beyond the CRM market; our strategy of acquiring or making investments in complementary businesses, joint ventures, services, technologies and intellectual property rights; our ability to realize the benefits from strategic partnerships, joint ventures and investments; our ability to successfully integrate acquired businesses and technologies; the competitive nature of the market in which we participate; our business strategy and our plan to build our business, including our strategy to be the leading provider of enterprise cloud computing applications and platforms; our ability to execute our business plans; our ability to continue to grow unearned revenue and remaining performance obligation; the pace of change and innovation in enterprise cloud computing services; the seasonal nature of our sales cycles; our attrition; our international expansion strategy; the demands on our personnel and infrastructure resulting from significant growth in our customer base and operations, including as a result of acquisitions; our dependency on the development and maintenance of the infrastructure of the Internet; real estate and office facilities space; our operating results and cash flows; the performance and fair value of our investments in complementary businesses through our strategic investment portfolio; the impact of future gains or losses from our strategic investment portfolio including gains or losses from overall market conditions that may affect the publicly traded companies within our strategic investment portfolio; our ability to protect our intellectual property rights; our ability to develop our brands; the impact of foreign currency exchange rate and interest rate fluctuations on our results; the valuation of our deferred tax assets and the release of related valuation allowances; the potential availability of additional tax assets in the future; the impact of new accounting pronouncements and tax laws; uncertainties affecting our ability to estimate our tax rate; uncertainties regarding our tax obligations in connection with potential jurisdictional transfers of intellectual property, including the tax rate, the timing of the transfer and the value of such transferred intellectual property; the effect of general economic and market conditions; the impact of geopolitical events; the impact of expensing stock options and other equity awards; the sufficiency of our capital resources; factors related to our 2023 and 2028 senior notes, revolving credit facility and loan associated with 50 Fremont; compliance with our debt covenants and lease obligations; current and potential litigation involving us; and the impact of climate change, natural disasters and actual or threatened public health emergencies. These and other risks and uncertainties may cause our actual results to differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below under “Risk Factors” and elsewhere in this report for additional detail regarding factors that may cause actual results to be different than those expressed in our forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I.
ITEM 1. BUSINESS
Overview
Salesforce is a global leader in customer relationship management (“CRM”) technology that brings companies and customers together. Founded in 1999, Salesforce enables companies of every size and industry to connect with their customers in new ways through existing and emerging technologies, including cloud, mobile, social, blockchain, voice and artificial intelligence (“AI”), to transform their businesses.
Salesforce’s Customer 360 is an integrated platform that unites sales, service, marketing, commerce, integration, analytics and more to give companies a single source of truth about their customers. Our service offerings are designed to be intuitive and easy to use. They can generally be deployed quickly, configured easily and integrated with other platforms and enterprise applications. We sell to businesses worldwide primarily on a subscription basis, through our direct sales efforts and also indirectly through partners. Through our platform and other developer tools, we also enable third parties to develop additional functionality and new applications, or apps that run on our platform, which are sold separately from— or in conjunction with— our service offerings. To advance the development of the Customer 360 platform, we have been acquisitive. For example, in fiscal year 2019, we acquired MuleSoft, Inc. (“MuleSoft”), an integration platform company, and in fiscal year 2020, we acquired Tableau Software Inc. (“Tableau”), an analytics company.
Salesforce is committed to a core set of values: trust, customer success, innovation and equality. Foremost among these is trust, which is the foundation for everything we do. Our customers trust our technology to deliver the highest levels of security, privacy, performance and availability at scale. Customer success is at the core of our business, with people, programs and a focus on making every customer successful. We believe our continuous innovation drives customer success and builds trust, which in turn drives mutual growth. Finally, we value the equality of every individual at our company and in our community as we believe that equality, sustainability and diversity make us a better company. Our culture is driven by these four core values which in turn fosters dialogue, collaboration, recognition and a sense of family.
We believe the business of business is to make the world a better place for all of our stakeholders, including stockholders, customers, employees, partners, the planet and the communities in which we work and live. Salesforce is committed to transparent environmental, social and governance disclosures and maintaining programs that support the success of these initiatives.
We were incorporated in Delaware in February 1999. Our principal executive offices are located in San Francisco, California. Our principal address is Salesforce Tower, 415 Mission St, 3rd Floor, San Francisco, California 94105, and our primary website address is www.salesforce.com.
Our Service Offerings
Salesforce Customer 360 includes applications and platform services for every touchpoint in a customer’s journey. It includes the following offerings:
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
Salesforce Platform and Other.
Customer 360 Platform. The Customer 360 Platform empowers Information Technology (“IT”), developers and business users with no-code to pro-code Platform-as-a-Service tools for building, securing, integrating and managing the business apps that power today's customer experiences. With the Customer 360 Platform, enterprises drive digital transformation at scale by building applications for any business need. The Customer 360 Platform also includes Trailhead, our free online learning platform that allows anyone to learn in-demand Salesforce skills, including administering our services and developing on the Salesforce Customer 360 Platform. With myTrailhead, customers can personalize Trailhead for their business to empower learning and enablement at their company. The Customer 360 Platform also includes our Heroku Engagement Platform, which enables developers to build, run and operate applications entirely in the cloud.
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
Analytics. Tableau and Einstein Analytics offer customers intelligent analytics capabilities so they can better understand their business data. By providing self-service analytical technology to customers, they are intended to improve our customers' decision-making and allow customers to take action from any device.
Productivity. Quip Collaboration Platform combines documents, spreadsheets, apps and chat with live CRM data to deliver a central hub for teams to create, collaborate and get work done from almost any device.
Our service offerings are suited to meet the needs of our customers in certain industries, such as solutions for financial services, healthcare and life sciences, manufacturing, consumer goods, government and philanthropy, as well as customers of every size with offerings such as Essentials for small business. Additionally, our Community Cloud enables companies to quickly create and manage trusted, branded digital destinations for customers, partners and employees, collectively referred to as community cloud. This allows companies to engage and collaborate directly with groups of people by giving them access to relevant information, apps and experts.
Business Benefits of Using Our Solution
The key advantages of our solutions include the following:
•A multi-tenant application architecture designed to enable our service offerings to scale securely, reliably and cost effectively.
•Rapid deployment and lower total cost of ownership with multiple releases per year deployed automatically with new features and functionality.
•Ease of integration and configuration with application programming interfaces that enable customers to integrate our solutions with existing third-party, custom and legacy apps, as well as write their own application services that integrate with our solutions.
•Solutions designed to be intuitive, easy to use with minimal training and accessible across multiple hardware platforms such as the phone.
•Rapid development of apps without having to invest in hardware by providing infrastructure and development environments on demand.
•Continuous innovation through our Ideas Exchange, which is a forum to provide feedback and suggest new features for future service releases.
•Positive environmental impact with our multi-tenant cloud computing model that has a smaller environmental footprint than traditional hardware and software.
Our Business and Growth Strategy
We orient our business strategy and invest for future growth by focusing on the following key priorities:
Expanding relationships with existing customers. We see significant opportunities to deepen existing customer relationships through cross selling and upselling. For example, we see significant opportunity to expand multi-offering adoption with our existing customers, including our largest enterprise customers. As our customers realize the benefits of our service offerings, we aim to upgrade the customer experience with new products, premium editions and additional subscriptions by targeting new functional areas and business units, and expanding all editions of our service offerings with new features, functions and increased security through our own development, acquisitions and partnerships. Ultimately, our goal is to become our customers' digital trusted advisors, inspiring enterprise-wide digital transformation and accelerating strategic engagements through direct discussions with the highest levels of our customers' executive management.
International expansion. We continue to increase our investment in our international go-to-market resources, operations and infrastructure to deliver the highest quality service to our customers around the world.

Extending go-to-market capabilities. We believe that our offerings provide significant value for businesses of any size. We will continue to pursue businesses of all sizes in major regions globally, primarily through our direct sales force and have steadily increased and plan to continue to increase the number of direct sales professionals we employ. We will also continue to develop indirect distribution channels for our solutions around the globe and new go-to-market strategies such as self-service for Essentials.
Targeting vertical industries. To better meet the needs of our customers, we provide solutions specifically built for customers in certain industries, such as financial services, healthcare and life sciences, government, manufacturing, consumer goods and philanthropy. These solutions help to expand our potential customer base and help to attract new customers.
Expanding into new categories. As part of our growth strategy we are delivering innovative solutions in new categories, including analytics, e-commerce, Internet of Things (“IoT”) and integration, and expect to continue this type of category expansion in the future.
Expanding and strengthening our partner ecosystem. The Customer 360 Platform enables customers, independent software vendors (“ISVs”) and third-party developers to create, test and deliver cloud-based apps. These apps can be marketed and sold on the AppExchange, our enterprise cloud marketplace, or sold directly by software vendors. We continue to work with and invest in our partner ecosystem, including these ISVs and system integrators (“SIs”), to accelerate our reach into new markets and industries, offer a variety of solutions natively and through the AppExchange, and address the business requirements of both current and future customers.
Promoting strong customer adoption and reducing customer attrition. We believe that we have the people, processes and proven innovation to help companies transform successfully. We have free, curated resources such as Trailhead to help companies of every size learn our systems, as well as customer success programs including success management resources, advisory services, technical architects and business strategists to enable and accelerate digital transformation. With these resources and our customer success programs, we strive to reduce attrition and secure renewals of existing customer subscriptions prior to the end of their contractual terms.
Mergers and Acquisitions and Strategic Investments
From time to time, we evaluate opportunities to acquire or invest in complementary businesses, services, technologies and intellectual property rights to complement our organic innovation and advance the development of our Customer 360 Platform. These evaluations resulted in our acquisition of several companies in fiscal 2020, notably Salesforce.org, Tableau and ClickSoftware Technologies, Ltd. (“ClickSoftware”), which expanded our solutions built for non-profit and higher education organizations, as well as our analytics and field service management capabilities, respectively.
In addition to mergers and acquisitions, we invest in early- to late-stage technology and professional cloud service companies across the globe to support our business initiatives. We plan to continue making these types of strategic investments as opportunities arise.
Technology, Development and Operations
We primarily deliver our Salesforce solutions as highly scalable, cloud computing application and platform services on a multi-tenant technology architecture. We also offer integration and analytics capabilities in the cloud, as well as on-premises, to provide our customers more options to integrate and understand their data. Multi-tenancy is an architectural approach that allows us to operate a single application instance for multiple organizations, treating all customers as separate tenants who run in virtual isolation from each other. This approach allows us to spread the cost of delivering our services across our user base and scale our business faster than traditional software vendors while focusing our resources on building new functionality and enhancing existing offerings.
We provide the majority of our services to our customers from infrastructure designed and operated by us but secured within third-party data center facilities. In combination with these third-party data center facilities, we also run our services on cloud computing platform partners who offer Infrastructure-as-a-Service, including servers, storage, databases and networking. Our technology and product efforts are focused on improving and enhancing the features, functionality, performance, availability and security of our existing service offerings, as well as developing new features, functionality and services and integrating businesses, services and technologies from acquisitions. Performance, functional depth, security, usability and sustainability of our solutions influence our technology decisions and product direction.
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
•Internally developed enterprise applications (by our potential customers’ IT departments);
•Software companies that provide their product or service free of charge, and only charge a premium for advanced features and functionality;
•Suppliers of traditional business intelligence and data preparation products, as well as business analytics software companies;
•Integration software vendors and other companies offering integration or API solutions;
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
Customers
We sell to businesses of all sizes and in almost every industry worldwide. The number of paying subscriptions at each of our customers ranges from one to hundreds of thousands. None of our customers accounted for more than five percent of our revenues in fiscal 2020, 2019 or 2018.
Customer Service and Support
We offer professional services to help customers achieve business results faster with Salesforce solutions. Our architects and innovation program teams act as advisors to plan and execute digital transformations for our customers. This includes implementation services for multi-cloud and complex implementations. We provide best-practices and AI-based recommendations and adoption programs globally. In addition, we provide advanced education, including instructor-led and online courses to certify our customers and partners on architecting, administering, deploying and developing our service offerings.
Our global customer support group responds to both business and technical inquiries about the use of our products via the web, telephone, email, social networks and other channels. We provide standard customer support during regular business hours at no charge to customers who purchase any of our paying subscription editions. We also offer premier customer support that is either included in a premium success offering or sold for an additional fee, which can include services such as priority access to technical resources, developer support and system administration. In addition, we offer a premier priority support add-on that is designed to provide customers technical account management with responses for incidents from a dedicated team knowledgeable about the customer's specific enterprise architecture, which offers proactive monitoring and instruction to optimize their usage of our products.
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
•Press and industry analyst relations to garner third-party validation and generate positive coverage for our company, brand, service offerings and value proposition;
•Partner co-marketing activities with global and regional implementation partners;
•Customer testimonials and our community of Trailblazers, individuals who drive innovation, grow their careers and transform their businesses using the Salesforce platform;
•Event sponsorships; and
•Primary real estate signage.
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
Employees
As of January 31, 2020, we had more than 49,000 employees. None of our employees in the United States are represented by a labor union. However, for certain foreign subsidiaries, works councils represent our employees.
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
Our services involve the storage and transmission of our customers’ and our customers’ customers’ proprietary and other sensitive data, including financial information and personally identifiable information. While we have security measures in place to protect our customers and our customers’ customers' data, our services and underlying infrastructure may in the future be materially breached or compromised as a result of the following:
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
•vulnerabilities existing within new technologies and infrastructures, including those from newly acquired companies;
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
Because our services are complex and incorporate a variety of hardware, proprietary software and third-party software, our services may have errors or defects that could result in unanticipated downtime for our subscribers and harm to our reputation and our business. Cloud services frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in, and experienced disruptions to, our services and new defects or disruptions may occur in the future. Such defects could also create vulnerabilities that could inadvertently permit access to protected customer data. For example, in fiscal 2020, we experienced a significant service disruption due to an internally deployed software update that had an unintended impact on our services for certain customers. As a precaution, we immediately disabled access to our services for potentially impacted customers while we worked to remediate the issue. Upon completion of the evaluation of the cause and impact of the disruption, we determined it did not materially affect our business, reputation or financial results.
In addition, our customers may use our services in unanticipated ways that may cause a disruption in services for other customers attempting to access their data. As we acquire companies, we may encounter difficulty in incorporating the acquired technologies into our services and in augmenting the technologies to meet the quality standards that are consistent with our brand and reputation. As a result, our services may have errors or defects resulting from the complexities of integrating acquisitions.
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
We currently serve our customers from third-party data center hosting facilities and cloud computing platform providers located in the United States and other countries. We also rely on computer hardware purchased or leased from, software licensed from, and cloud computing platforms provided by, third parties in order to offer our services, including database software, hardware and data from a variety of vendors. Any disruption or damage to, or failure of our systems generally, including the systems of our third-party platform providers, could result in interruptions in our services. We have from time to time experienced interruptions in our services and such interruptions may occur in the future. In addition, the ongoing Coronavirus epidemic could potentially disrupt the supply chain of hardware needed to maintain these third-party systems or to run our business. As we increase our reliance on these third-party systems, our exposure to damage from service interruptions may increase. Interruptions in our services may cause us to issue credits or pay penalties, cause customers to make warranty or other claims against us or to terminate their subscriptions and adversely affect our attrition rates and our ability to attract new customers, all of which would reduce our revenue. Our business would also be harmed if our customers and potential customers believe our services are unreliable.
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
Privacy concerns and laws such as the California Consumer Privacy Act and the European Union’s General Data Protection Regulation, evolving regulation of cloud computing, cross-border data transfer restrictions and other domestic or foreign regulations may limit the use and adoption of our services and adversely affect our business.
Regulation related to the provision of services over the Internet is evolving, as federal, state and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy, cybersecurity, data protection, data sovereignty and the collection, processing, storage, transfer and use of data, generally. In some cases, data privacy laws and regulations, such as the European Union’s ("EU") General Data Protection Regulation ("GDPR") that took effect in May 2018, impose obligations directly on Salesforce as both a data controller and a data processor, as well as on many of our customers. In addition, new domestic data privacy laws, such as the California Consumer Privacy Act (“CCPA”), which took effect in January 2020, similarly impose new obligations on us and many of our customers, potentially as both businesses and service providers. As the CCPA continues to evolve and various states introduce similar proposals, we and our customers could be exposed to additional regulatory burdens. Further, laws and legislative proposals such as the EU’s proposed e-Privacy

Regulation are increasingly aimed at the use of personal information for marketing purposes, and the tracking of individuals’ online activities.
Although we monitor the regulatory environment and have invested in addressing these developments, such as GDPR and CCPA readiness, these laws may require us to make additional changes to our practices and services to enable us or our customers to meet the new legal requirements, and may also increase our potential liability exposure through new or higher potential penalties for non-compliance, including as a result of data breaches. These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data or, in some cases, impact our ability or our customers' ability to offer our services in certain locations, to deploy our solutions, to reach current and prospective customers, or to derive insights from customer data globally. For example, ongoing legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the European Economic Area to the United States could result in further limitations on the ability to transfer data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support cross-border data transfers, such as the EU-U.S. and Swiss-U.S. Privacy Shield framework. Additionally, certain countries have passed or are considering passing laws requiring local data residency. By way of further example, statutory damages available through a private right of action for certain data breaches under CCPA, and potentially other states' laws, may increase our and our customers' potential liability and the demands our customers place on us. The costs of compliance with, and other burdens imposed by, privacy laws, regulations and standards may limit the use and adoption of our services, reduce overall demand for our services, make it more difficult to meet expectations from or commitments to customers and our customers' customers, lead to significant fines, penalties or liabilities for noncompliance, impact our reputation, or slow the pace at which we close sales transactions, any of which could harm our business.
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
Furthermore, the uncertain and shifting regulatory environment and trust climate may cause concerns regarding data privacy and may cause our customers or our customers’ customers to resist providing the data necessary to allow our customers to use our services effectively. Even the perception that the privacy and security of personal information are not satisfactorily protected or do not meet regulatory requirements could inhibit sales of our products or services and could limit adoption of our cloud-based solutions.
Our efforts to expand our services beyond the CRM market and to develop and integrate our existing services in order to keep pace with technological developments may not succeed and may reduce our revenue growth rate and harm our business.
We derive a significant portion of our revenue from subscriptions to our CRM enterprise cloud computing application services, and we expect this will continue for the foreseeable future. Our efforts to expand our services beyond the CRM market, such as with Analytics and Integration, may not succeed and may reduce our revenue growth rate. In addition, the markets for certain of our offerings, including Einstein Analytics and Voice, blockchain, and other offerings, remain relatively new and it is uncertain whether our efforts, and related investments, will ever result in significant revenue for us. In addition, we may be required to continuously enhance our artificial intelligence offerings so that quality recommendations can be provided to our customers. Further, the introduction of significant platform changes and upgrades may not succeed and early stage interest and adoption of such new services may not result in long term success or significant revenue for us.
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
•challenges converting the acquired company's revenue recognition policies and forecasting the related revenues, including subscription-based revenues and software license revenue, as well as appropriate allocation of the customer consideration to the individual deliverables;
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
•the inability to obtain the regulatory approvals necessary to complete transactions or to integrate operations, or potential remedies imposed by regulatory authorities either as a condition to or following the completion of a transaction (such as the review of our Tableau acquisition by the United Kingdom Competition & Markets Authority, which was completed in fiscal 2020), which may include divestitures, ownership or operational restrictions or other structural or behavioral remedies;
•failure to assimilate acquired employees, which may lead to retention risk with respect to both key acquired employees and our existing key employees or disruption to existing teams;
•difficulties in re-training key employees of acquired companies and integrating them into our organizational structure and corporate culture;
•differences between our values and those of our acquired companies;
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
•potential for acquired products to impact the profitability of existing products;
•unanticipated expenses related to acquired technology and its integration into our existing technology;
•potential unknown liabilities associated with the acquired businesses;

•potential write-offs of acquired assets or investments, and potential financial and credit risks associated with acquired customers;
•negative impact to our results of operations because of the depreciation and amortization of amounts related to acquired intangible assets, fixed assets and deferred compensation;
•the loss of acquired unearned revenue and unbilled unearned revenue;
•challenges relating to the structure of an investment, such as governance, accountability and decision-making conflicts that may arise in the context of a joint venture or other majority ownership investments;
•difficulties in and financial costs of addressing acquired compensation structures inconsistent with our compensation structure;
•additional stock-based compensation, including the impact on stockholder dilution and our results of operations;
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
Further, in some cases, industry-specific laws, regionally-specific, or product-specific laws, regulations, or interpretive positions may impact our ability, as well as the ability of our customers, partners and data providers, to collect, augment, analyze, use, transfer and share personal and other information that is integral to certain services we provide. The interpretation of many of these statutes, regulations, and rulings is evolving in the courts and administrative agencies and an inability to comply may have an adverse impact on our business and results. This impact may be particularly acute in countries that have passed or are considering passing legislation that requires data to remain localized "in country," as this may impose financial costs on companies required to store data in jurisdictions not of their choosing and nonstandard operational processes that add complexity and are difficult and costly to integrate with global processes. Any failure or perceived failure by us to comply with such requirements could have an adverse impact on our business. For example, there are various statutes, regulations, and rulings relevant to the direct email marketing and text-messaging industries, including the Telephone Consumer Protection Act (“TCPA”) and related Federal Communication Commission (“FCC”) orders, which impose significant restrictions on the ability to utilize telephone calls and text messages to mobile telephone numbers as a means of communication, when the prior consent of the person being contacted has not been obtained. We have been, and may in the future be, subject to one or more class-action lawsuits, as well as individual lawsuits, containing allegations that one of our businesses or customers violated the TCPA. A determination that we or our customers violated the TCPA or other communications-based statutes could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business.

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
Our success will depend in part upon the ability of our senior management to manage our projected growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed. To manage the expected domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls, our reporting systems and procedures, and our utilization of real estate. If we fail to successfully scale our operations and increase productivity, we may be unable to execute our business plan and the value of our common stock could decline.
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
•internally developed enterprise applications (by our potential customers’ IT departments);
•software companies that provide their product or service free of charge, and only charge a premium for advanced features and functionality;
•suppliers of traditional business intelligence and data preparation products, as well as business analytics software companies;
•integration software vendors and other companies offering integration or API solutions;
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
In addition, we may face more competition as we expand our product offerings. Some of our current and potential competitors may have competitive advantages, such as greater name recognition, longer operating histories, significant installed bases, broader geographic scope, and larger marketing budgets, as well as substantially greater financial, technical, personnel, and other resources. In addition, many of our current and potential competitors have established marketing relationships and access to larger customer bases, and have major distribution agreements with consultants, system integrators and resellers. We also experience competition from smaller, younger competitors that may be more agile in responding to customers' demands. These competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements or provide competitive pricing. As a result, even if our services are more effective than the products and services that our competitors offer, potential customers might select competitive products and services in lieu of purchasing our services. For all of these reasons, we may not be able to compete successfully against our current and future competitors, which could negatively impact our future sales and harm our business.
Our continued success depends on our ability to maintain and enhance our brands.
We believe that the brand identities we have developed including that of trust, customer success, innovation and equality have significantly contributed to the success of our business. Maintaining and enhancing the Salesforce brand and our other brands are critical to expanding our base of customers, partners and employees. Our brand strength will depend largely on our ability to remain a technology leader and continue to provide high-quality innovative products, services, and features securely, reliably and in a manner that enhances our customers' success. In order to maintain and enhance the strength of our brands, we may make substantial investments to expand or improve our product offerings and services that may be accompanied by initial complications or ultimately prove to be unsuccessful.
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
The Internet’s infrastructure is comprised of many different networks and services that are highly fragmented and distributed by design. This infrastructure is run by a series of independent third-party organizations that work together to provide the infrastructure and supporting services of the Internet under the governance of the Internet Corporation for Assigned Numbers and Names (“ICANN”) and the Internet Assigned Numbers Authority (“IANA”), now under the stewardship of ICANN.
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
We are subject to risks associated with our strategic investments, including partial or complete loss of invested capital. Significant changes in the fair value of this portfolio, including changes in the valuation of our investments in publicly traded and privately held companies, could negatively impact our financial results.
We have strategic investments in publicly traded and privately held companies, which range from early-stage companies to more mature companies with established revenue streams and business models. Many such companies generate net losses and the market for their products, services or technologies may be slow to develop, and, therefore, are dependent on the availability of later rounds of financing from banks or investors on favorable terms to continue their operations. The financial success of our investment in any privately held company is typically dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation to the cost of our initial investment. Likewise, the financial success of our investment in any publicly held company is typically dependent upon an exit in favorable market conditions, and to a lesser extent on liquidity events. The capital markets for public offerings and acquisitions are dynamic and the likelihood of successful liquidity events for the companies we have invested in could significantly worsen. Further, valuations of privately held companies are inherently complex due to the lack of readily available market data.
As the enterprise cloud computing ecosystem has matured, the opportunities in which we can invest have expanded to include investments in companies concurrently with an initial public offering in addition to our investments in early to late stage private companies. Therefore, our investment strategy and portfolio has also expanded to include more mature companies. In certain cases, our ability to sell these investments may be constrained by contractual obligations to hold the securities for a period of time after a public offering, including market standoff agreements and lock-up agreements.
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
All of our investments, especially our investments in privately held companies, are subject to a risk of a partial or total loss of investment capital. In addition, in the future we may deploy material investments in individual investee companies, resulting in the increasing concentration of risk in a small number of companies. Changes in the fair value or partial or total loss of investment capital of these individual companies could be material to our financial statements.
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
•regulatory compliance costs; and
•the impact of new accounting pronouncements and associated system implementations.
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
Due to the pace of change and innovation in enterprise cloud computing services, the unpredictability of future general economic and financial market conditions, the impact of foreign currency exchange rate fluctuations, the growing complexity of our business, including the use of multiple pricing and packaging models and the increasing amount of revenue from software license sales, and our increasing focus on enterprise cloud computing services, we may not be able to realize our projected revenue growth plans. We plan our expense levels and investment on estimates of future revenue and future anticipated rate of growth. We may not be able to adjust our spending appropriately if the addition of new subscriptions or the renewals of existing subscriptions fall short of our expectations. A portion of our expenses may also be fixed in nature for some minimum amount of time, such as with costs capitalized to obtain revenue contracts, data center and infrastructure service contracts or office leases, so it may not be possible to reduce costs in a timely manner, or at all, without the payment of fees to exit certain obligations early. As a result, we expect that our revenues, operating results and cash flows may fluctuate significantly on a quarterly basis and revenue growth rates may not be sustainable and may decline in the future, and we may not be able to provide continued operating margin expansion, which could harm our business and cause the market price of our common stock to decline.
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
•treatment of revenue from international sources, evolving domestic and international tax environments, and changes to tax codes, including being subject to foreign tax laws and being liable for paying withholding income or other taxes in foreign jurisdictions;
•uncertainty regarding regulation, currency, tax, and operations resulting from the United Kingdom's exit from the EU ("Brexit") on January 31, 2020 and possible disruptions in trade, the sale of our services and commerce, and movement of our people between the United Kingdom, EU, and other locations;
•uncertainty regarding the imposition of and changes in the United States' and other governments' trade regulations, trade wars, tariffs, other restrictions or other geopolitical events;
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
•different or lesser protection of our intellectual property, including increased risk of theft of our proprietary technology and other intellectual property;
•longer accounts receivable payment cycles and other collection difficulties;
•natural disasters, acts of war, terrorism, or pandemics, including the ongoing Coronavirus epidemic; and
•regional economic and political conditions.
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
Our customers have no obligation to renew their subscriptions for our services after the expiration of their contractual subscription period, which is typically 12 to 36 months, and in the normal course of business, some customers have elected not to renew. In addition, our customers may renew for fewer subscriptions, renew for shorter contract lengths, or switch to lower cost offerings of our services. It is difficult to predict attrition rates given our varied customer base of enterprise and small and medium size business customers and the number of multi-year subscription contracts. Historically, our subscription and support revenues primarily consisted of subscription fees; however, with the May 2018 acquisition of MuleSoft and the August 2019 acquisition of Tableau, subscription and support revenues also now include term software license sales. We have less experience forecasting the renewal rates of such term software license sales. Our attrition rates may increase or fluctuate as a result of a number of factors, including customer dissatisfaction with our services, customers’ spending levels, mix of customer base, decreases in the number of users at our customers, competition, pricing increases or changes and deteriorating general economic conditions.
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
We primarily conduct our business in the following regions: the Americas, Europe and Asia Pacific. The expanding global scope of our business exposes us to risk of fluctuations in foreign currency markets. This exposure is the result of selling in multiple currencies, growth in our international investments, including data center expansion, additional headcount in foreign locations, and operating in countries where the functional currency is the local currency. Specifically, our results of operations and cash flows are subject to fluctuations primarily in British Pound Sterling, Euro, Japanese Yen, Canadian Dollar and Australian Dollar against the U.S. Dollar as well as the Euro against the British Pound Sterling. These exposures may change over time as business practices evolve, economic and political conditions change and evolving tax regulations come into effect. The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Furthermore, fluctuations in foreign currency exchange rates can impact our ability to accurately predict our future results and earnings. Additionally, global political events, including Brexit and similar geopolitical developments, fluctuating commodity prices and trade tariff developments, have caused global economic uncertainty and uncertainty about the interest rate environment, which could amplify the volatility of currency fluctuations. Although we attempt to mitigate some of this volatility and related risks through foreign currency hedging, our hedging activities are limited in scope and may not effectively offset the adverse financial impacts that may result from unfavorable movements in foreign currency exchange rates, which could adversely affect our financial condition or results of operations.
Weakened global economic conditions may adversely affect our industry, business and results of operations.
Our overall performance depends in part on worldwide economic and geopolitical conditions. The United States and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. These economic conditions can arise suddenly and the full impact of such conditions can remain uncertain. In addition, geopolitical developments, such as existing and potential trade wars and other events beyond our control, such as the Coronavirus epidemic, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. For example, in response to the Coronavirus epidemic, we have shifted certain of our customer events to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. Moreover, these conditions can affect the rate of IT spending and could adversely affect our customers’ ability or willingness to attend our events or to purchase our enterprise cloud computing services, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which could adversely affect our future sales and operating results.

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
Social and ethical issues, including the use of AI in our offerings, may result in reputational harm and liability.
Social and ethical issues, including the use of new and evolving technologies such as AI in our offerings, may result in reputational harm and liability. We are increasingly building AI into many of our offerings. As with many innovations, AI and our Customer 360 platform present additional risks and challenges that could affect their adoption and therefore our business. For example, the development of AI and Customer 360, the latter of which provides information regarding our customers’ customers, presents emerging ethical issues and if we enable or offer solutions that draw controversy due to their perceived or actual impact on human rights, privacy, employment, or in other social contexts, we may experience brand or reputational harm, competitive harm or legal liability. Data practices by us or others that result in controversy could impair the acceptance of artificial intelligence solutions. This in turn could undermine the decisions, predictions, or analysis AI applications produce, subjecting us to competitive harm, legal liability, and brand or reputational harm.
In addition, positions we take on social and ethical issues may be unpopular with some customers or potential customers, which may impact our ability to attract or retain such customers. We also may choose not to conduct business with potential customers or discontinue business with existing customers due to these positions. Our brand is also associated with our public commitments to sustainability, equality and ethical use, and any perceived changes in our dedication to these commitments could adversely impact our relationships with our customers.
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
Our success depends substantially upon the continued services of our executive officers and other key members of management, particularly our chief executive officer. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. For example, in February 2020, Keith Block resigned as co-CEO and as a director of the Company. Such changes in our executive management team may be disruptive to our business. We are also substantially dependent on the continued service of our existing development and operations personnel because of the complexity of our services and technologies. We do not have employment agreements with any of our executive officers, key management, development or operations personnel and they could terminate their employment with us at any time. The loss of one or more of our key employees or groups could seriously harm our business.
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
We periodically change and make adjustments to our sales organization in response to market opportunities, competitive threats, management changes, product introductions or enhancements, acquisitions, sales performance, increases in sales headcount, cost levels and other internal and external considerations. Any such sales organization changes may result in a temporary reduction of productivity, which could negatively impact our rate of growth and operating results. In addition, any significant change to the way we structure our compensation of our sales organization may be disruptive and may affect our revenue growth.
Unanticipated changes in our effective tax rate and additional tax liabilities and recent global tax developments may impact our financial results.
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

Our debt service obligations, lease commitments and other contractual obligations may adversely affect our financial condition and cash flows from operations.
As of January 31, 2020, we had a substantial level of debt, including the 2023 and 2028 Senior Notes ("Senior Notes”), the loan we assumed when we purchased an office building located at 50 Fremont Street in San Francisco, California (“50 Fremont”) due June 2023 and lease arrangements. Additionally, we have significant contractual commitments, such as commitments with infrastructure service providers, which are not reflected on our consolidated balance sheets. In April 2018, we amended and restated our revolving credit facility under which we can draw down up to $1.0 billion. Maintenance of our indebtedness and contractual commitments and any additional issuances of indebtedness could:
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
New lease accounting guidance requires that we now record a liability for operating lease activity on our consolidated balance sheet, which resulted in an increase in both our assets and liabilities. The implementation of this guidance, including the increase in operating and finance lease liabilities on our consolidated balance sheet, may impact our ability to obtain the necessary financing from financial institutions at commercially viable rates or at all. Our lease terms may include options to extend or terminate the lease. These options are reflected in the operating lease right-of-use ("ROU") asset, which represents our right to use an underlying asset for the lease term, and lease liability only when it is reasonably certain that we will exercise that option. We reassess the lease term if and when a significant event or change in circumstances occurs within our control. The potential impact of these options to extend could be material to our financial position and financial results.
Natural disasters and other events beyond our control could materially adversely affect us.
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics (including the ongoing Coronavirus epidemic) and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, and could decrease demand for our services. Our corporate headquarters, and a significant portion of our research and development activities, IT systems, and other critical business operations, are located near major seismic faults in the San Francisco Bay Area. Because we do not carry earthquake insurance for direct quake-related losses, with the exception of the building that we own in San Francisco, and significant recovery time could be required to resume operations, our financial condition and operating results could be materially adversely affected in the event of a major earthquake or catastrophic event.

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
Current and future accounting pronouncements and other financial and non-financial reporting standards may negatively impact our financial results.
We regularly monitor our compliance with applicable financial reporting standards and review new pronouncements and interpretations that are relevant to us. As a result of new standards, changes to existing standards and changes in their interpretation, we may be required to change our accounting policies, to alter our operational policies, to implement new or enhance existing systems so that they reflect new or amended financial reporting standards, and to adjust our published financial statements. Such changes may have an adverse effect on our business, financial position, and operating results, or cause an adverse deviation from our revenue and operating profit targets, which may negatively impact our financial results.
In addition, as we work to align with the recommendations of the Financial Stability Board's Task Force on Climate-related Financial Disclosures, ("TCFD"), the Sustainability Accounting Standards Board ("SASB"), and our own Environmental, Social, Governance (“ESG”) materiality assessment, we may expand our disclosures in these areas. This transparency is consistent with our commitment to executing on a strategy that reflects the economic, social, and environmental impact we have on the world while advancing and complementing our business strategy. These metrics, whether it be the standards we set for ourselves or a failure to meet these metrics, may influence our reputation and the value of our brand. Our failure to achieve progress on our metrics on a timely basis, or at all, could adversely affect our business, financial performance, and growth.
By electing to set and share publicly these corporate ESG metrics, our business may also face increased scrutiny related to ESG activities. As a result, we could damage our reputation and the value of our brand if we fail to act responsibly in the areas in which we report. Any harm to our reputation resulting from setting these metrics or our failure or perceived failure to meet such metrics could adversely affect our business, financial performance, and growth.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of January 31, 2020, our executive and principal offices for sales, marketing, professional and administrative services and development consist of approximately 2.1 million square feet of leased and owned property in San Francisco. Of this total, we lease and occupy approximately 1.3 million square feet and own and occupy a majority of the approximately 820,000 square feet of total owned space at 50 Fremont Street. Of the total leased and owned space in San Francisco, 2.1 million square feet is concentrated in our urban campus, which includes 50 Fremont Street, 350 Mission Street, and Salesforce Tower located at 415 Mission Street ("Salesforce Tower"), collectively defined as our "Urban Campus". Each of the three buildings occupy one of the four corners of a major intersection in downtown San Francisco. In addition, we lease approximately 451,000 square feet in San Francisco that is currently sublet. This space is not included in the amounts above.
In November 2018, we entered into a lease agreement for approximately 325,000 rentable square feet of office space in a building to be constructed as part of our urban campus in San Francisco, California. As of January 31, 2020, construction has not commenced on the building and is dependent on the developer obtaining approvals from the City and County of San Francisco. We expect to begin occupying the space in fiscal 2024.
In November 2019, the Company entered into an agreement to purchase two real estate assets in San Francisco, California for approximately 86,000 square feet of office space near our Urban Campus. The transaction is expected to close in the Company’s first quarter of fiscal 2021, subject to customary closing conditions.
We also lease space in various locations throughout the United States for local sales and professional services personnel. Our foreign subsidiaries lease office space in a number of countries in Europe, North America, Asia, South America, Africa and Australia for our international operations.
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
For more information regarding legal proceedings, see Note 15 “Legal Proceedings” to the consolidated financial statements in Item 8 of Part II.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 4A. INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following sets forth certain information regarding our current executive officers as of February 28, 2020 (in alphabetical order):

Name	Age	Position
Joe Allanson	56	Chief Accounting Officer and Corporate Controller
Marc Benioff	55	Chair of the Board, CEO and co-Founder
Alexandre Dayon	52	President and Chief Strategy Officer
Parker Harris	53	Co-Founder and Chief Technology Officer
Mark Hawkins	60	President and Chief Financial Officer
Brent Hyder	55	President and Chief People Officer
Srinivas Tallapragada	50	President and Chief Engineering Officer
Bret Taylor	39	President and Chief Operating Officer
Amy Weaver	52	President and Chief Legal Officer
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
Marc Benioff is Chair, CEO and co-Founder of Salesforce and a pioneer of cloud computing. Under Mr. Benioff’s leadership, Salesforce is the fastest-growing top-five enterprise software company and the #1 provider of CRM software globally. Mr. Benioff was named Innovator of the Decade by Forbes and recognized as one of the World’s 50 Greatest Leaders by Fortune and one of the 10 Best-Performing CEOs by Harvard Business Review. A member of the World Economic Forum Board of Trustees, Mr. Benioff serves as the inaugural chair of WEF’s Forum Center for the Fourth Industrial Revolution in San Francisco. Mr. Benioff also serves as chair of the Salesforce Foundation. Mr. Benioff received a B.S. in Business Administration from the University of Southern California, where he is on its Board of Trustees.
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
Parker Harris has served as a Director since August 2018 and as our co-Founder and Chief Technology Officer since September 2016. Mr. Harris co-founded Salesforce in February 1999 and has served in senior technical positions since inception. Prior to that, from December 2004 to February 2013, Mr. Harris served as our Executive Vice President, Technology. Prior to Salesforce, Mr. Harris was a Vice President at Left Coast Software, a Java consulting firm he co-founded, from October 1996 to February 1999. Mr. Harris received a B.A. from Middlebury College.
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

Brent Hyder has served as our President and Chief People Officer since September 2019. Prior to joining Salesforce, Mr. Hyder served in several senior management roles at Gap Inc., a global clothing and accessories retailer, from 2004 to 2019, including Executive Vice President and Chief People Officer from February 2018 to September 2019, Executive Vice President, Global Talent and Sustainability from May 2017 to February 2018, Executive Vice President and Chief Operating Officer, Gap from June 2016 to May 2017, and Senior Vice President, Human Resources, Gap from September 2014 to June 2016. Mr. Hyder holds a B.A. in retail management from Brigham Young University.
Srini Tallapragada has served as our President and Chief Engineering Officer since December 2019. Prior to that, he served as President, Technology since June 2018, Executive Vice President, Engineering from March 2014 to June 2018 and Senior Vice President, Engineering from May 2012 to February 2014. From April 2011 to June 2012, Mr. Tallapragada served as a Senior Vice President at Oracle. From February 2009 to April 2011 Mr. Tallapragada served as a Senior Vice President at SAP. Previously, Mr. Tallapragada held various roles at Oracle, Infosys and Asian Paints. Mr. Tallapragada holds a masters degree from the School of Human Resources at XLRI, Jamshedpur and a B.T. in Computer Science from the National Institute of Technology, Warangal.
Bret Taylor has served as our President and Chief Operating Officer since December 2019. Prior to that, he served as our President and Chief Product Officer from November 2017 to December 2019 and President, Quip from August 2016 to November 2017. Mr. Taylor joined Salesforce through the acquisition of Quip, Inc., where he was a co-founder and served as CEO since September 2012. Previously, Mr. Taylor served as Chief Technology Officer of Facebook, Inc. from August 2009 to July 2012 and Chief Executive Officer of FriendFeed, Inc., a social network, from October 2007 to August 2009. From June 2007 to September 2007, Mr. Taylor served as an entrepreneur-in-residence at Benchmark, a venture capital firm. Prior to June 2007, Mr. Taylor served as Group Product Manager at Google Inc. Mr. Taylor currently serves as a director of Twitter, Inc., where he is also a member of the Compensation Committee. He previously served on the Board of Directors of Axon Enterprise, Inc. (formerly known as TASER International, Inc.), a protection technologies company. Mr. Taylor holds a B.S. and an M.S. in Computer Science from Stanford University.
Amy Weaver has served as our President and Chief Legal Officer since January 2020. Prior to that, she served as our President, Legal & Corporate Affairs and General Counsel from February 2017 to January 2020, our Executive Vice President and General Counsel from July 2015 to February 2017 and our Senior Vice President and General Counsel from October 2013 to July 2015. Prior to Salesforce, Ms. Weaver served as Executive Vice President and General Counsel at Univar Inc. from December 2010 to June 2013. Previously, Ms. Weaver was Senior Vice President and Deputy General Counsel at Expedia, Inc. and before that she practiced law at Cravath, Swaine & Moore LLP and Perkins Coie LLP. Ms. Weaver also served as a clerk on the U.S. Court of Appeals, Ninth Circuit and as a legislative assistant to a member of the Hong Kong Legislative Council. Ms. Weaver holds a B.A. in Political Science from Wellesley College and a J.D. from Harvard Law School.

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
Stockholders
As of January 31, 2020, there were 495 registered stockholders of record of our common stock, including The Depository Trust Company, which holds shares of Salesforce common stock on behalf of an indeterminate number of beneficial owners.
Stock Performance Graph
The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended.
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index ("S&P 500 Index"), Nasdaq Computer & Data Processing Index ("Nasdaq Computer") and the Nasdaq 100 Index for each of the last five fiscal years ended January 31, 2020, assuming an initial investment of $100. Data for the S&P 500 Index, Nasdaq Computer and Nasdaq 100 Index assume reinvestment of dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Comparison of Cumulative Total Return of salesforce.com, inc.
DOLLARS
350
300
250
200
150
100
50
Fiscal 2015
Fiscal 2016
Fiscal 2017
Fiscal 2018
Fiscal 2019
Fiscal 2020
salesforce.com
S&P 500 Index
Nasdaq Computer
Nasdaq 100 Index

	1/31/2015	1/31/2016	1/31/2017	1/31/2018	1/31/2019	1/31/2020
salesforce.com	$100	$121	$140	$202	$269	$323
S&P 500 Index	$100	$97	$114	$142	$136	$162
Nasdaq Computer	$100	$105	$129	$183	$179	$257
Nasdaq 100 Index	$100	$103	$123	$168	$166	$217
Recent Sales of Unregistered Securities
In connection with an acquisition, the Company issued 52,302 shares of Company common stock on November 1, 2019. In addition, in connection with the acquisition of MetaMind, Inc. in April 2016, the Company issued 11,126 shares of Company common stock on January 2, 2020. These issuances were made in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”): Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act, and Regulation S promulgated under the Securities Act.
ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for fiscal 2020, 2019 and 2018, and the selected consolidated balance sheet data as of January 31, 2020 and 2019 are derived from, and are qualified by reference to, the audited consolidated financial statements that are included in this Form 10-K. The consolidated statement of operations data for fiscal 2017 and 2016 and the consolidated balance sheet data as of January 31, 2018, 2017 and 2016 are derived from audited consolidated financial statements which are not included in this Form 10-K after certain reclassifications were made to conform to the current period presentation described in Note 1 "Summary of Business and Significant Accounting Policies" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
The consolidated balance sheet data as of January 31, 2020 reflects the prospective adoption of Accounting Standards Update No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), also referred to as Topic 842. The consolidated statement of operations data for fiscal 2019, 2018 and 2017, and the selected consolidated balance sheet data as of January 31, 2019, 2018 and 2017 reflect the retrospective adoption of Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers ("Topic 606")". Additionally, the consolidated statement of operations data for fiscal 2019 and the selected consolidated balance sheet data as of January 31, 2019 reflect the prospective adoption of ASU No. 2016-01, "Financial Instruments-Overall (Subtopic 825-10)" ("ASU 2016-01").

	Fiscal Year Ended January 31,
(in millions, except per share data)	2020	2019	2018 (as adjusted)	2017 (as adjusted)	2016
Consolidated Statement of Operations
Total revenues	$17,098	$13,282	$10,540	$8,437	$6,667
Income from operations (1)	297	535	454	218	115
Gains (losses) on strategic investments, net	427	542	19	31	(16)
Benefit from (provision for) income taxes (2)	(580)	127	(60)	144	(111)
Net income (loss)	126	1,110	360	323	(47)
Diluted net income (loss) per share	$0.15	$1.43	$0.49	$0.46	$(0.07)
(1) Fiscal 2020 income from operations includes a $166 million one-time non-cash charge related to the accounting for our business combination with Salesforce.org, a related party, in which there was the settlement of the reseller agreement between the two companies.
(2) Amounts include a benefit related to the partial release of the valuation allowance of $612 million, $2 million, $226 million, and $1 million for fiscal 2019, 2018, 2017 and 2016, respectively.

	As of January 31,
(in millions)	2020	2019	2018 (as adjusted)	2017 (as adjusted)	2016
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$7,947	$4,342	$4,521	$2,209	$2,725
(Negative) working capital (3)	1,118	(572)	(483)	(1,013)	90
Total assets	55,126	30,737	21,984	18,286	12,763
Noncurrent debt and other noncurrent liabilities (4)	6,396	3,877	1,541	2,824	2,119
Retained earnings (accumulated deficit)	1,861	1,735	635	275	(653)
Total stockholders’ equity	33,885	15,605	10,376	8,230	5,003
(3) We consider all of our marketable debt securities to be available to support current liquidity needs including those with maturity dates beyond one year, and therefore we classify these securities within current assets on the consolidated balance sheets. For consistency in presentation, (negative) working capital in the table above as of January 31, 2016 includes amounts previously reported in Marketable securities, noncurrent. In addition, other reclassifications were made to balances as of January 31, 2018, 2017, and 2016 to conform to the current period presentation.
(4) Amounts include noncurrent operating lease liabilities of $2.4 billion for fiscal 2020 and $0 for fiscal 2019, 2018, 2017 and 2016.
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
The following section generally discusses Fiscal Year 2020 and 2019 items and year-to-year comparisons between Fiscal Year 2020 and 2019, as well as certain Fiscal Year 2018 items. Discussions of Fiscal Year 2018 items and year-to-year comparisons between fiscal year 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2019.
Overview
We are a global leader in customer relationship management (“CRM”) technology that brings companies and customers together. We introduced our first CRM solution in 2000, and we have since expanded our service offerings with new editions, features and platform capabilities. Our core mission is to enable our customers of every size and industry to connect with their customers in new ways through existing and emerging technologies, including cloud, mobile, social, blockchain, voice and artificial intelligence (“AI”), to transform their businesses. Our Customer 360 platform unites sales, service, marketing, commerce, analytics and more to give our customers a single source of information about their customers.
Website references throughout this document are provided for convenience only, and the content on the referenced websites is not incorporated by reference into this report.
Highlights from the Fiscal Year 2020.
•Acquisitions: During fiscal 2020 we completed the acquisition of Tableau Software, Inc. ("Tableau") for $14.8 billion in common stock issued, cash and fair value of equity assumed, ClickSoftware Technologies Ltd. ("ClickSoftware") for $1.4 billion in cash, common stock issued and fair value of equity assumed, and Salesforce.org for $300 million in cash.
•Revenue: Total fiscal 2020 revenue was $17.1 billion, an increase of 29 percent year-over-year. Total fiscal 2020 revenues included approximately $228 million and $689 million of revenues from Salesforce.org and Tableau, respectively.

•Earnings per Share: Fiscal 2020 diluted earnings per share was $0.15, as compared to diluted earnings per share of $1.43 from a year ago.
•Cash: Total cash, cash equivalents and marketable securities ended the fiscal year at $7.9 billion. Cash provided by operations for fiscal 2020 was $4.3 billion, an increase of 27 percent year-over-year.
•Remaining Performance Obligation: Remaining performance obligation ended the fiscal year at approximately $30.8 billion, an increase of 20 percent year-over-year. Our remaining performance obligation includes approximately $450 million and $650 million related to the Salesforce.org business combination in June 2019 and the Tableau acquisition in August 2019, respectively. Current remaining performance obligation ended the fiscal year at approximately $15.0 billion, an increase of 26 percent year-over-year.
We continue to invest for future growth through focusing on multi-cloud adoption by our existing customers, growing our relationships with our enterprise customers, expanding internationally and expanding and strengthening our ecosystem of partners and independent software vendors (“ISVs”). As a result, we continue to win customers from competitors in the markets in which we compete. In addition, we continue to expand in the growing addressable markets across all of our service offerings providing additional opportunities for growth in our business and results.
We regularly evaluate acquisitions or investment opportunities in complementary businesses, joint ventures, services and technologies and intellectual property rights in an effort to expand our service offerings through a disciplined and thoughtful acquisition process. We expect to continue to make such investments and acquisitions in the future and we plan to reinvest a significant portion of our incremental revenue in future periods to grow our business and continue our leadership role in the cloud computing industry. As part of our business and growth strategy, we are delivering innovative solutions in new categories, including analytics and integration. We drive innovation organically and to a lesser extent through acquisitions, such as our recent business combination with Salesforce.org in June 2019 and acquisitions of Tableau in August 2019 and ClickSoftware in October 2019.
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
In December 2019, a novel strain of Coronavirus was reported in Wuhan, China. The World Health Organization has declared the outbreak to constitute a "Public Health Emergency of International Concern." The extent of the impact of the Coronavirus on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, impact on our customer, employee or industry events, and effect on our vendors, all of which are uncertain and cannot be predicted. For example, in response to the Coronavirus epidemic, we have shifted certain of our customer events to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. At this point, the extent to which the Coronavirus may impact our financial condition or results of operations is uncertain. Due to our subscription based business model, the effect of the Coronavirus may not be fully reflected in our results of operations until future periods, if at all.
The expanding global scope of our business and the heightened volatility of global markets expose us to the risk of fluctuations in foreign currency markets. Fluctuations in foreign currency exchange rates negatively impacted our revenue results for fiscal 2020 and had a minimal impact on our remaining performance obligation as of January 31, 2020. We expect these fluctuations to continue in the future.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2020, for example, refer to the fiscal year ending January 31, 2020.
Operating Segments
We operate as one segment. See Note 1 “Summary of Business and Significant Accounting Policies” to the consolidated financial statements for our discussion about segments.

Adoption of New Accounting Standards
We adopted Accounting Standards Update No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), also referred to as Topic 842 at the beginning of fiscal 2020, and as a result, the consolidated balance sheet as of January 31, 2020 is not comparable with that of January 31, 2019. In addition, in fiscal 2019 we prospectively adopted Accounting Standards Update No. 2016-01, "Financial Instrument-Overall (Subtopic 825-10)" ("ASU 2016-01"). See Note 1, “Summary of Business and Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
Sources of Revenues
We derive our revenues from two sources: subscription and support revenues and related professional services. Subscription and support revenues accounted for approximately 94 percent of our total revenues for fiscal 2020.
Subscription and support revenues are primarily comprised of subscription fees from customers accessing our enterprise cloud computing services (collectively, "Cloud Services"). With the May 2018 acquisition of MuleSoft and the August 2019 acquisition of Tableau, subscription and support revenues also include revenues associated with software licenses. Software license revenues include fees from the sales of term and perpetual licenses. Revenues from software licenses are generally recognized upfront when the software is made available to the customer and revenues from the related support is generally recognized ratably over the contract term. Revenues from software licenses represent less than ten percent of total subscription and support revenue for fiscal 2020, 2019 and 2018.
The revenue growth rates of each of our core service offerings, as described below in “Results of Operations”, fluctuate from quarter to quarter and over time. Additionally, we manage the total balanced product portfolio to deliver solutions to our customers, and as a result, the revenue result for each offering is not necessarily indicative of the results to be expected for any subsequent quarter. In addition, some of our Cloud Service offerings have similar features and functions. For example, customers may use the Sales Cloud, the Service Cloud or the Salesforce Platform to record account and contact information, which are similar features across these service offerings. Depending on a customer’s actual and projected business requirements, more than one service offering may satisfy the customer’s current and future needs. We record revenue based on the individual products ordered by a customer, not according to the customer’s business requirements and usage. In addition, as we introduce new features and functions within each offering and refine our allocation methodology for changes in our business, we do not expect it to be practical to adjust historical revenue results by service offering for comparability. Accordingly, comparisons of revenue performance by service offering over time may not be meaningful.
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

Accounts Receivable
(as of period ended)
$7,500
$5,000
$2,500
$—
Q1
Q2
Q3
Q4
Fiscal 2020
Fiscal 2019
Fiscal 2018

Unearned Revenue
(as of period ended)
$15,000
$10,000
$5,000
$—
Q1
Q2
Q3
Q4
Fiscal 2020
Fiscal 2019
Fiscal 2018

Net Cash Provided by Operating Activities
(three months ended)
$4,000
$2,000
$—
Q1
Q2
Q3
Q4
Fiscal 2020
Fiscal 2019
Fiscal 2018

Remaining Performance Obligation
Our remaining performance obligation represents all future revenue under contract that has not yet been recognized as revenue and includes unearned revenue and unbilled amounts. Our current remaining performance obligation represents future revenue under contract that is expected to be recognized as revenue in the next 12 months.
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
Remaining performance obligation consisted of the following (in billions):

Remaining Performance Obligation (RPO)
(as of period ended)
$ (In Billions)
40
30
20
10
0
Q4 FY18
Q1 FY19
Q2 FY19
Q3 FY19
Q4 FY19
Q1 FY20
Q2 FY20 (3)
Q3 FY20 (2)
Q4 FY20 (1)
Current RPO
Noncurrent RPO

(1) Includes approximately $450 million and $650 million of remaining performance obligation related to the Salesforce.org business combination in June 2019 and the Tableau acquisition in August 2019, respectively.
(2) Includes approximately $400 million and $550 million of remaining performance obligation related to the Salesforce.org business combination in June 2019 and the Tableau acquisition in August 2019, respectively.
(3) Includes approximately $350 million of remaining performance obligation related to the Salesforce.org business combination in June 2019.
Cost of Revenues and Operating Expenses
Impact of Acquisitions
The comparability of our operating results is impacted by our recent acquisitions, including the acquisition of Tableau in August 2019. Expense contributions by expense type from our recent acquisitions generally may not be separately identifiable due to the integration of these businesses into our existing operations, or may be insignificant to our results of operations during the periods presented.
Cost of Revenues
Cost of subscription and support revenues primarily consists of expenses related to delivering our service and providing support, including the costs of data center capacity, certain fees paid to various third parties for the use of their technology, services and data and employee-related costs such as salaries and benefits.
Cost of professional services and other revenues consists primarily of employee-related costs associated with these services, including stock-based expenses, the cost of subcontractors and certain third-party fees.
Research and Development
Research and development expenses consist primarily of salaries and related expenses, including stock-based expenses and allocated overhead.
Marketing and Sales
Marketing and sales expenses are our largest cost and consist primarily of salaries and related expenses, including stock-based expenses and commissions, for our sales and marketing staff, as well as payments to partners, marketing programs and allocated overhead. Marketing programs consist of advertising, events, corporate communications, brand building and product marketing activities.
General and Administrative
General and administrative expenses consist primarily of salaries and related expenses, including stock-based expenses, for finance and accounting, legal, internal audit, human resources and management information systems personnel and professional services fees.

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
Cloud Services and software licenses are distinct as such offerings are often sold separately. In determining whether professional services are distinct, we consider the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the subscription start date and the contractual dependence of the service on the customer’s satisfaction with the professional services work. To date, we have concluded that professional services included in contracts with multiple performance obligations are generally distinct.
We allocate the transaction price to each performance obligation on a relative standalone selling price ("SSP") basis. The SSP is the price at which we would sell a promised product or service separately to a customer. Judgment is required to determine the SSP for each distinct performance obligation. We determine SSP by considering our overall pricing objectives and market conditions. Significant pricing practices taken into consideration include our discounting practices, the size and volume of our transactions, the customer demographic, the geographic area where services are sold, price lists, our go-to-market strategy, historical sales and contract prices. In instances where we do not sell or price a product or service separately, we determine relative fair value using information that may include market conditions or other observable inputs. As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes to SSP.
In certain cases, we are able to establish SSP based on observable prices of products or services sold separately in comparable circumstances to similar customers. We use a single amount to estimate SSP when it has observable prices. If SSP is not directly observable, for example when pricing is highly variable, we use a range of SSP. We determine the SSP range using information that may include pricing practices or other observable inputs. We typically have more than one SSP for individual products and services due to the stratification of those products and services by customer size and geography.
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
Examples of critical estimates in valuing certain of the intangible assets and goodwill we have acquired include but are not limited to:
•future expected cash flows from subscription and support contracts, professional services contracts, other customer contracts and acquired developed technologies and patents;
•the acquired company’s trade name and existing customer relationships, as well as assumptions about the period of time the acquired trade name will continue to be used in our offerings;
•discount rates;
•uncertain tax positions and tax related valuation allowances assumed;
•fair value of assumed equity awards; and
•fair value of pre-existing relationships.

Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.
Income Taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not expected to be realized based on the weighting of positive and negative evidence. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character, for example, ordinary income or capital gains, within the carryback or carryforward periods available under the applicable tax law. We regularly review the deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Our judgment regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute our business plans and tax planning strategies. Should there be a change in the ability to recover deferred tax assets, our income tax provision would increase or decrease in the period in which the assessment is changed.
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
Valuations of privately held securities are inherently complex due to the lack of readily available market data and require the use of judgment. Privately held debt and equity securities are valued using significant unobservable inputs or data in an inactive market and the valuation requires our judgment due to the absence of market prices and inherent lack of liquidity. The carrying value is adjusted for our privately held equity securities if there are observable price changes in a same or similar security from the same issuer or if there are identified events or changes in circumstances that may indicate impairment, as discussed below. In determining the estimated fair value of our strategic investments in privately held companies, we utilize the most recent data available. The determination of whether an orderly transaction is for a same or similar investment requires significant management judgment including the nature of rights and obligations of the investments, the extent to which differences in those rights and obligations would affect the fair values of those investments, and the impact of any differences based on the stage of operational development of the investee.
We assess our privately held debt and equity securities strategic investment portfolio quarterly for impairment. Our impairment analysis encompasses an assessment of both qualitative and quantitative analyses of key factors including the investee’s financial metrics, market acceptance of the product or technology, and the rate at which the investee is using its cash. If the investment is considered to be impaired, we record the investment at fair value by recognizing an impairment through the consolidated statement of operations and establishing a new carrying value for the investment.

Results of Operations
The following tables set forth selected data for each of the periods indicated (in millions):

4	Fiscal Year Ended January 31,
	2020	% of Total Revenues	2019	% of Total Revenues	2018	% of Total Revenues
Revenues:
Subscription and support	$16,043	94%	$12,413	93%	$9,766	93%
Professional services and other	1,055	6	869	7	774	7
Total revenues	17,098	100	13,282	100	10,540	100
Cost of revenues (1)(2):
Subscription and support	3,198	19	2,604	20	2,033	19
Professional services and other	1,037	6	847	6	740	7
Total cost of revenues	4,235	25	3,451	26	2,773	26
Gross profit	12,863	75	9,831	74	7,767	74
Operating expenses (1)(2):
Research and development	2,766	16	1,886	14	1,553	15
Marketing and sales	7,930	46	6,064	46	4,671	44
General and administrative	1,704	10	1,346	10	1,089	10
Loss on settlement of Salesforce.org reseller agreement	166	1	0	0	0	0
Total operating expenses	12,566	73	9,296	70	7,313	69
Income from operations	297	2	535	4	454	5
Gains on strategic investments, net	427	2	542	4	19	0
Other expense	(18)	0	(94)	(1)	(53)	(1)
Income before benefit from (provision for) income taxes	706	4	983	7	420	4
Benefit from (provision for) income taxes (3)	(580)	(3)	127	1	(60)	(1)
Net income	$126	1%	$1,110	8%	$360	3%

(1) Amounts related to amortization of intangible assets acquired through business combinations, as follows (in millions):

	Fiscal Year Ended January 31,
	2020	% of Total Revenues	2019	% of Total Revenues	2018	% of Total Revenues
Cost of revenues	$440	3%	$215	2%	$166	2%
Marketing and sales	352	2%	232	2	121	1
(2) Amounts related to stock-based expenses, as follows (in millions):

	Fiscal Year Ended January 31,
	2020	% of Total Revenues	2019	% of Total Revenues	2018	% of Total Revenues
Cost of revenues	$204	1%	$161	1%	$130	1%
Research and development	510	3	307	2	260	2
Marketing and sales	852	5	643	5	469	5
General and administrative	219	1	172	1	138	1
(3) Amounts include a benefit related to the partial release of the valuation allowance of $612 million, and $2 million, for fiscal 2019 and 2018, respectively. The fiscal 2019 benefit was partially offset by an increase in unrecognized tax benefits.
The following table sets forth selected balance sheet data and other metrics for each of the periods indicated (in millions, except remaining performance obligation, which is presented in billions):

	As of January 31,
	2020	2019
Cash, cash equivalents and marketable securities	$7,947	$4,342
Unearned revenue	10,662	8,564
Remaining performance obligation	30.8	25.7
Principal due on our outstanding debt obligations (1)	2,694	3,198
(1) Amounts do not include operating or financing lease obligations.
Remaining performance obligation represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods.
Impact of Acquisitions
The comparability of our operating results for the fiscal year ended January, 31 2020 compared to the fiscal year ended January 31, 2019 was impacted by our recent business combination and acquisitions, including the acquisition of Tableau in August 2019, which has been our largest acquisition to date. In our discussion of changes in our results of operations for fiscal 2020 compared to fiscal 2019, we may quantitatively disclose the impact of our acquired products and services for the one-year period subsequent to the acquisition date on the growth in certain of our revenues where such discussions would be meaningful. Expense contributions from our recent acquisitions for each of the respective period comparisons generally were not separately identifiable due to the integration of these businesses into our existing operations or were insignificant to our results of operations during the periods presented.
Fiscal Year Ended January 31, 2020 and 2019
Revenues.

	Fiscal Year Ended January 31,		Variance
(in millions)	2020	2019	Dollars	Percent
Subscription and support	$16,043	$12,413	$3,630	29%
Professional services and other	1,055	869	186	21
Total revenues	$17,098	$13,282	$3,816	29
The increase in subscription and support revenues was primarily caused by volume-driven increases from new business, which includes new customers, upgrades, additional subscriptions from existing customers and acquisition activity. Pricing was not a significant driver of the increase in revenues for the period. Revenues from term and perpetual software licenses, which are recognized at a point in time, represent approximately five percent of total subscription and support revenues for fiscal 2020. Subscription and support revenues accounted for approximately 94 percent and 93 percent of our total revenues for fiscal 2020 and fiscal 2019, respectively.

The business combination with Salesforce.org in June 2019 and acquisition of Tableau in August 2019 contributed approximately $217 million and $652 million to total subscription and support revenues in fiscal 2020, respectively. In addition, total revenues for fiscal 2020 benefited from a full twelve months of revenue from the acquisition of MuleSoft in May 2018. As a result of our business combination activity, we recorded unearned revenue related to acquired contracts from acquired entities at fair value on the date of acquisition. As a result, we did not recognize certain revenues related to these acquired contracts that the acquired entities would have otherwise recorded as an independent entity.
Our growth in revenues is also impacted by attrition. Attrition represents the reduction or loss of the annualized value of our contracts with customers. We calculate our attrition rate at a point in time on a trailing twelve month basis as of the end of each month. As of January 31, 2020, our attrition rate, excluding Commerce Cloud, Integration Cloud, Salesforce.org and Tableau, was less than nine percent. Our attrition rate for fiscal 2020 benefited, in part, from the ongoing shift in our business mix to enterprise and international markets which have longer customer contract term durations. In general, we exclude service offerings from acquisitions from our attrition calculation until fully integrated into our customer success organization. While it is difficult to predict, we expect our attrition rate to remain consistent as we continue to expand our enterprise business and invest in customer success and related programs.
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
Subscription and Support Revenue by Service Offering
Subscription and support revenues consisted of the following (in millions):

	Fiscal Year Ended January 31,
	2020	2019	Variance Percent
Sales Cloud	$4,598	$4,040	14%
Service Cloud	4,466	3,621	23%
Salesforce Platform and Other	4,473	2,854	57%
Marketing and Commerce Cloud	2,506	1,898	32%
Total	$16,043	$12,413
Subscription and support revenues from Quip Collaboration Platform were not significant in fiscal 2020 and 2019. Our Industry Offerings revenue is included in either Sales Cloud, Service Cloud or Salesforce Platform and Other depending on the primary service offering purchased. Integration and Analytics revenues are included in Salesforce Platform and Other. The acquisition of Tableau in August 2019 contributed approximately $652 million to Salesforce Platform and Other.
Revenues by geography were as follows:

	Fiscal Year Ended January 31,
(in millions)	2020	As a % of Total Revenues	2019	As a % of Total Revenues	Growth Rate
Americas	$12,051	71%	$9,445	71%	28%
Europe	3,430	20	2,553	19	34
Asia Pacific	1,617	9	1,284	10	26
Total	$17,098	100%	$13,282	100%
Revenues by geography are determined based on the region of the Salesforce contracting entity, which may be different than the region of the customer. The increase in revenues outside of the Americas was the result of the increasing acceptance of our services, our focus on marketing our services internationally and investment in additional international resources. Revenues in the Americas and Europe also benefited from our acquisition of Tableau in August 2019. Foreign currency fluctuations, primarily the strengthening British Pound Sterling, had a negative impact on revenues outside of the Americas of approximately $91 million in fiscal 2020 compared to a positive impact of approximately $39 million in fiscal 2019.

Cost of Revenues.

	Fiscal Year Ended January 31,		Variance Dollars
(in millions)	2020	2019
Subscription and support	$3,198	$2,604	$594
Professional services and other	1,037	847	190
Total cost of revenues	$4,235	$3,451	$784
Percent of total revenues	25%	26%
For fiscal 2020, the increase in cost of revenues was primarily due to an increase of $245 million in employee-related costs, an increase of $43 million in stock-based expenses, an increase of $213 million in service delivery costs, primarily due to our efforts to increase data center capacity and an increase of amortization of purchased intangible assets of $225 million. Service delivery costs associated with perpetual and term software licenses is lower than our service delivery costs for our cloud service offerings and as a result, our subscription and support gross margin in fiscal 2020 benefited, in part, due to this shift in our business mix.
We have increased our headcount by 30 percent since fiscal 2019 to meet the higher demand for services from our customers, and our recent acquisitions also contributed to this increase. We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity to allow us to scale with our customers and continuously evolve our security measures. We also plan to add employees in our professional services group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in future periods.
Our professional services and other gross margin was positive $18 million during fiscal 2020 and positive $22 million during fiscal 2019. We expect the cost of professional services to be approximately in line with revenues from professional services in future fiscal quarters. We believe that this investment in professional services facilitates the adoption of our service offerings.
Operating Expenses.

	Fiscal Year Ended January 31,		Variance Dollars
(in millions)	2020	2019
Research and development	$2,766	$1,886	$880
Marketing and sales	7,930	6,064	1,866
General and administrative	1,704	1,346	358
Loss on settlement of salesforce.org reseller agreement	166	0	166
Total operating expenses	$12,566	$9,296	$3,270
Percent of total revenues	73%	70%
For fiscal 2020, the increase in research and development expenses was primarily due to an increase of approximately $561 million in employee-related costs, an increase of $203 million in stock-based expenses, an increase in our development and test data center costs and allocated overhead. Our research and development headcount increased by 54 percent since fiscal 2019 in order to improve and extend our service offerings, develop new technologies, and integrate acquired companies. Our recent acquisitions also contributed to this increase in headcount. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to invest in additional employees and technology to support the development of new, and improve existing, technologies and the integration of acquired technologies.
For fiscal 2020, the increase in marketing and sales expenses was primarily due to an increase of $1.1 billion in employee-related costs and amortization of deferred commissions, an increase of $209 million in stock-based expenses, an increase in amortization of purchased intangible assets of $120 million, and allocated overhead. Our marketing and sales headcount increased by 36 percent since fiscal 2019, primarily attributable to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. Our recent acquisitions also contributed to this increase in headcount. We expect that marketing and sales expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to hire additional sales personnel.
For fiscal 2020, the increase in general and administrative expenses was primarily due to an increase in employee-related costs. Our general and administrative headcount increased by 38 percent since fiscal 2019 as we added personnel to support our growth, and our recent acquisitions also contributed to this increase. We also incurred transaction costs associated with our various acquisitions during fiscal 2020, including approximately $40 million from Tableau. During fiscal 2019, we incurred approximately $24 million of transaction costs from our acquisition of MuleSoft in May 2019.
As a result of the June 2019 Salesforce.org business combination, the Company effectively settled all existing agreements between the Company and Salesforce.org and, as part of business combination accounting, accordingly recorded a one-time, non-cash operating expense charge of approximately $166 million related to the effective settlement of the reseller agreement.
Other income and expense.

	Fiscal Year Ended January 31,		Variance Dollars
(in millions)	2020	2019
Gains on strategic investments, net	$427	$542	$(115)
Other expense	(18)	(94)	76
Gains on strategic investments, net consists primarily of mark-to-market adjustments related to our publicly held equity securities, observable price adjustments related to our privately held equity securities and other adjustments. Net gains recognized during fiscal 2020 were primarily driven by unrealized gains recognized on privately held equity securities of $208 million and unrealized gains recognized on publicly traded securities of $138 million. In addition, net gains recognized during fiscal 2020 included gains of approximately $9 million and $39 million as a result of remeasuring our prior equity interest in MapAnything and ClickSoftware, respectively. Net gains recognized during fiscal 2019 were primarily driven by unrealized gains recognized on publicly traded securities of $345 million.
Other expense primarily consists of interest expense on our debt as well as our operating and finance leases offset by investment income. Interest expense was $131 million and $154 million for fiscal 2020 and 2019, respectively. Investment income increased $61 million in fiscal 2020 compared to the same periods a year ago due to higher interest income across our portfolio, which is primarily a result of the larger cash equivalents and marketable securities balances.
Benefit from (provision for) income taxes.

	Fiscal Year Ended January 31,		Variance Dollars
(in millions)	2020	2019
Benefit from (provision for) income taxes	$(580)	$127	$(707)
Effective tax rate	82%	(13)%
In fiscal 2020, we recognized a tax provision of $580 million on a pretax income of $706 million. Our tax provision was primarily driven by incremental tax costs associated with the integration of acquired operations and assets and profitable jurisdictions outside of the United States.
In fiscal 2019, we recognized a tax benefit of $127 million on a pretax income of $983 million. The tax benefit recognized was primarily due to the release of our valuation allowance related to federal and state deferred tax assets which was partially offset with the increase in unrecognized tax benefits. In addition, we recognized tax expense for profitable jurisdictions outside of the United States.
Fiscal Year Ended January 31, 2019 and 2018
For a discussion of the year ended January 31, 2019 compared to the year ended January 31, 2018, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 31, 2019.
Liquidity and Capital Resources
At January 31, 2020, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $7.9 billion and accounts receivable of $6.2 billion. Our cash, cash equivalents and marketable securities are comprised primarily of corporate notes and obligations, U.S. treasury securities, U.S. agency obligations, asset backed securities, foreign government obligations, mortgage backed obligations, covered bonds, time deposits, money market mutual funds and municipal securities.
As of January 31, 2020, our remaining performance obligation was $30.8 billion. Our remaining performance obligation represents contracted revenue that has not yet been recognized and includes unearned revenue, which has been invoiced and is recorded on the balance sheet, and unbilled amounts that are not recorded on the balance sheet, that will be recognized as revenue in future periods.

We believe our existing cash, cash equivalents, marketable securities, cash provided by operating activities and, if necessary, our borrowing capacity under our revolving loan credit agreement that provides for $1.0 billion unsecured financing ("Credit Facility") and unbilled amounts related to contracted non-cancelable subscription agreements, which is not reflected on the balance sheet, will be sufficient to meet our working capital, capital expenditure and debt repayment needs over the next 12 months.
In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, and intellectual property rights. To facilitate these acquisitions or investments, we may seek additional equity or debt financing, which may not be available on terms favorable to us or at all, impacting our ability to complete subsequent acquisitions or investments.
The adoption of the new lease accounting standard, Topic 842, has not impacted the cost of or limited our borrowing capacity from third party lenders.
Cash Flows
For fiscal 2020, 2019 and 2018, our cash flows were as follows (in millions):

4	Fiscal Year Ended January 31,
	2020	2019	2018
Net cash provided by operating activities	$4,331	$3,398	$2,738
Net cash used in investing activities	(2,980)	(5,308)	(2,011)
Net cash provided by financing activities	164	2,010	221
Operating Activities
The net cash provided by operating activities during fiscal 2020 was primarily related to net income of $126 million, adjusted for non-cash items such as $2.1 billion of depreciation and amortization, $1.8 billion of expenses related to employee stock plans, $0.9 billion of amortization of costs capitalized to obtain revenue contracts and discrete one-time non-cash adjustments. Cash provided by operating activities in fiscal 2020 benefited from strong growth in the business and early payments from some of our larger customer contracts, offset by transaction and integration costs in connection with the acquisition of Tableau.
The net cash provided by operating activities during fiscal 2019 was primarily related to net income of $1.1 billion, adjusted for non-cash items such as $1.3 billion of expenses related to employee stock plans and $1.0 billion related to depreciation and amortization.
Investing Activities
The net cash used in investing activities during fiscal 2020 was primarily related to the purchases of marketable securities of $3.9 billion and was offset by sales and maturities of marketable securities of $2.2 billion. In addition, we paid approximately $1.1 billion of cash consideration for business combinations during fiscal 2020, which was offset by approximately $644 million of cash and cash equivalents acquired in connection with the acquisition of Tableau, as well as approximately $110 million of cash and cash equivalents acquired in connection with other acquisitions.
The net cash used in investing activities during fiscal 2019 was primarily related to the acquisition of MuleSoft, Datorama and CloudCraze for $5.1 billion and was offset by sales and maturities of marketable securities of $1.6 billion.
Financing Activities
Net cash provided by financing activities during fiscal 2020 consisted primarily of $840 million from proceeds from equity plans offset by repayments of debt of $503 million, including repayment of the 2021 Term Loan, and principal payments on financing obligations of $173 million.
Net cash provided by financing activities during fiscal 2019 consisted primarily of $3.0 billion from proceeds from issuance of debt to fund the acquisition of MuleSoft and $704 million from proceeds from equity plans offset by $1.5 billion in repayments of debt.

Debt
As of January 31, 2020, we had senior unsecured debt outstanding due in 2023 and 2028 with a total carrying value of $2.5 billion. In addition, we had senior secured notes outstanding related to our loan on 50 Fremont due in 2023 with a total carrying value of $193 million. We were in compliance with all debt covenants as of January 31, 2020.
We maintain a Credit Facility that matures in April 2023. We may use the proceeds of future borrowings under the Credit Facility for refinancing other indebtedness, working capital, capital expenditures and other general corporate purposes, including permitted acquisitions. There were no outstanding borrowings under the Credit Facility as of January 31, 2020.
We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements.
Contractual Obligations
Our principal commitments consist of obligations under leases for office space, co-location data center facilities and our development and test data center, as well as leases for computer equipment, software, furniture and fixtures, excluding all secured and unsecured debt. At January 31, 2020, the future non-cancelable minimum payments under these commitments were as follows (in millions):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations:
Facilities space	$3,226	$493	$913	$700	$1,120
Computer equipment and furniture and fixtures	587	356	231	0	0
Financing obligations	571	67	46	48	410
Lease obligation - buildings to be constructed	2,142	1	79	266	1,796
2023 Senior Notes	1,000	0	0	1,000	0
2028 Senior Notes	1,500	0	0	0	1,500
Loan assumed on 50 Fremont	194	4	8	182	0
Contractual commitments	2,522	398	1,069	839	216
	$11,742	$1,319	$2,346	$3,035	$5,042

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
Other Future Obligations
In February 2020, the Company acquired all outstanding stock of a cloud-based real-time personalization and customer data platform, for approximately $100 million of cash consideration.

In February 2020, the Company made a strategic investment of $150 million in cash for preferred shares of a technology company in a private placement.
In November 2019, we entered into an agreement to purchase two real estate assets in San Francisco, California for approximately $150 million. The transaction is expected to close in the first quarter of fiscal 2021, subject to customary closing conditions.
In February 2020, the Company entered into an agreement to acquire Vlocity, Inc., a leading provider of industry-specific cloud and mobile software for approximately $1.33 billion of cash consideration. The transaction is expected to close in the second quarter of fiscal 2021, subject to customary closing conditions.
In October 2019, we acquired ClickSoftware for approximately $1.4 billion. In the event that we fully integrate the operations and assets of ClickSoftware, as well as other acquired Israeli based entities into our operations, we may be subject to a potential one-time income tax charge based on an assumed Israeli statutory tax rate of 23 percent applied to the value of any transferred intangibles. Our tax provision for fiscal 2020 reflects the estimated incremental tax costs associated with the integration of ClickSoftware’s operations and assets. The timing and amount of the cash payment, if any, is uncertain and would be based upon a number of factors, including our integration plans, valuations related to intercompany transactions, the tax rate in effect at the time, potential negotiations with the taxing authorities and potential litigation.
Environmental, Social, Governance
We believe the business of business is to make the world a better place for all of our stakeholders, including our stockholders, customers, employees, partners, the planet and the communities in which we work and live. Delivering innovative solutions to our customers is core to our mission and, as a technology company, we have developed solutions on the Salesforce Platform that enable our customers and stakeholders to manage and affect environmental, social and governance (“ESG”) matters that are meaningful to them. We also believe that transparently disclosing the goals and relevant metrics related to our ESG programs will allow our stakeholders to be informed on our progress. To this end, we are working to align with the recommendations of the Financial Stability Board’s (“FSB”) Task Force on Climate-Related Financial Disclosures (“TCFD”) and of the Sustainability Accounting Standards Board (“SASB”) by the end of fiscal 2021.
In fiscal 2020, we completed an ESG materiality assessment, which identified key topics that are most important to our stakeholders and our success as a business. We expect to update this assessment on a periodic basis to ensure it reflects changes in our business and the external environment. The topics covered in this section include some of the key highlights from that assessment. We also publish an annual stakeholder impact report on our website detailing our overall strategy relating to ESG programs as well as our efforts in these areas.
Environmental
Protecting our Planet: We are committed to creating a sustainable, low-carbon future. Salesforce delivers all customers a carbon neutral cloud and we are committed to achieving 100 percent renewable energy for our global operations by the end of fiscal 2022. In fiscal 2020, we procured electricity from renewable energy resources equivalent to 63 percent of what we used globally. We have set an internal price on carbon by offsetting all of our Scope 1 and 2 emissions, as well as the parts of our Scope 3 (indirect emissions) related to delivering a carbon neutral cloud and all employee commuting and business travel emissions. In addition, we had our 1.5 degree science-based target approved by the Science-Based Targets Initiative. This included a supply chain engagement commitment whereby suppliers representing 60 percent of Salesforce’s Scope 3 emissions, covering all upstream emission categories, will set science-based targets by 2024.
Salesforce Sustainability Cloud: We believe that our technology can play an important role in helping to drive climate action that will accelerate the world’s efforts towards carbon neutrality and, in fiscal 2020, we launched Salesforce Sustainability Cloud, a carbon accounting product for businesses and governments to track and manage their greenhouse gas emissions.

Social
Recruiting and Managing a Global, Diverse and Skilled Workforce: Our culture is driven by our core values of trust, customer success, innovation and equality. We believe our company culture fosters open dialogue, collaboration, recognition and a sense of family, all of which allow us to attract and retain the best talent. We invest in programs designed to enhance employee success and create a safe, healthy and engaging working environment. Some examples include:
•We review the salaries and bonuses of our global workforce on an annual basis to ensure everyone is paid equally for equal work and close any unexplained gaps. To date, we have spent $10.3 million intended to ensure equal pay for equal work. We also review differences in pay for not only gender, but also race and ethnicity in the United States;
•We aspire to have 50 percent of our U.S. workforce made up of underrepresented groups (Women, Black, Latinx, Indigenous, Multiracial, Lesbian, Gay, Bi-Sexual, Trans, Queer, People with Disabilities, and Veterans) by 2023. As of October 31, 2019, 43.9 percent of our U.S. workforce was made up of underrepresented groups;

•We support 12 employee-led and founded employee resource groups, which provide a community for underrepresented groups and their allies, offer professional development and mentoring opportunities, and empower employees to be responsive equality leaders in their community. In fiscal 2020, nearly half of our employees engaged in one or more such resource groups.
Workforce Development: Salesforce is committed to enabling the workforce to learn the skills needed to thrive in the jobs of today and tomorrow. Our free online learning platform, Trailhead, allows anyone to learn in-demand technology and business skills. To date, over 20 million badges have been earned on Trailhead.
Ethical and Humane Use of Technology: We aspire to create technology that not only drives the success of our customers, but also upholds the basic human rights of every individual. Core to this effort is the establishment of the Office of Ethical and Humane Use of Technology, working across product, law, policy, and ethics to develop and implement a strategic framework for the ethical and humane use of technology across Salesforce.
Integrated Philanthropy: We believe that business is the greatest platform for change. Together with the Salesforce Foundation, a 501(c)(3) nonprofit organization, to date we have given approximately $330 million to charitable organizations, logged more than 4.9 million employee volunteer hours around the world and provided more than 46,000 nonprofit and higher education organizations with the use of our service offerings for free or at a discount.
Philanthropy Cloud: Philanthropy Cloud is an end-to-end solution for our customers employees’ philanthropy needs, including donations, volunteering, grants management, and pledge processing.
Governance:
Data Security: Customers entrust us with their most sensitive data, and they expect us to protect it using security risk management practices and advanced systems that respond to the changing security landscape and emerging threats. We have made and will continue to make substantial investments in our cybersecurity programs. We provide an overview of our program, training, best practices for our customers, and information on system status, security issues, and compliance certificates on our website at www.trust.salesforce.com. In addition, we believe that improvements in data security are critical to realizing the potential of technology and greater connectivity to improve lives around the world and that effective cybersecurity requires an ecosystem-wide approach. This is why we work with partners and stakeholders across the globe to support legislation and initiatives such as the Cybersecurity Tech Accord that would help modernize how we approach cybersecurity as an industry.
Data Privacy: Our customers trust us to help them build meaningful relationships with their own customers. The privacy of the data that we are entrusted to protect is a top priority. Our customer agreements (templates of which are publicly available on our website) and our privacy policies (also publicly available on our website) describe how we safeguard data with an effective privacy and security program. We also offer resources to help our customers operate globally in compliance with privacy laws such as GDPR and CCPA.
Corporate Governance: We are committed to a corporate governance structure that promotes long-term stockholder value creation by providing a leadership structure and composition of the Board of Directors that is aligned with our strategic direction and providing our stockholders with both the opportunity to provide direct feedback and key substantive rights to ensure accountability. Governance is foundational to our ESG programs and we work actively with our Board of Directors on our initiatives. For example, our Audit and Finance Committee oversees cybersecurity matters and meets regularly with our Chief Trust Officer, and our Nominating and Corporate Governance Committee oversees our ESG programs as set forth in its charter. The Privacy and Ethical Use Committee, comprised of independent directors, also oversees our privacy matters and meets regularly with our Office of Ethical and Humane Use of Technology.
Our annual proxy statement, available on the Investor Relations website, https://investor.salesforce.com, or www.sec.gov, provides additional details on our corporate governance practices, including our board composition.
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

Our European revenue, operating expenses and significant balance sheet accounts denominated in currencies other than the USD primarily flow through our United Kingdom ("UK") subsidiary, which has a functional currency of the British Pound Sterling. This results in a two-step currency exchange process wherein the currencies in Europe other than the British Pound Sterling are first remeasured into the British Pound Sterling and then the British Pound Sterling is translated into USD for our Consolidated Financial Statements. As an example, costs incurred in France are remeasured from the Euro to the British Pound Sterling and then translated into the USD. Our statements of operations and balance sheet accounts are also impacted by the re-measurement of non-functional currency transactions such as USD denominated intercompany loans, cash accounts held by our overseas subsidiaries, accounts receivable denominated in foreign currencies and unearned revenue and accounts payable denominated in foreign currencies.
In fiscal 2020, we began transitioning away from this UK-centralized European structure to enable some of our local subsidiaries within Europe, including Germany and France, to invoice customers directly. This transition, which may take multiple years, would thereby enable the local subsidiaries to recognize revenues, operating expenses and corresponding balance sheet accounts in local currencies. With the change to local invoicing in some markets, we expect better alignment between our revenue and expenses in the local currency.
In January 2020, the UK exited the European Union (“EU”) (“Brexit”) and entered a transition period expected to last until the end of calendar 2020 during which the UK will continue to be subject to EU rules and regulations while it negotiates the future terms of its relationship with the EU. Brexit, and the outcome of these ongoing negotiations, could adversely affect the UK, regional (including European) and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British Pound Sterling and Euro. We have evaluated and started to implement initiatives, such as the commitment to invest resources in Dublin, Ireland that could partially mitigate the impact Brexit could have on our operations. In fiscal 2020, 2019 and 2018 total revenues generated in Europe were approximately 20 percent, 19 percent and 18 percent of total revenues, respectively, of which substantially all were recorded in our UK subsidiary. Revenues in Europe were negatively impacted by approximately $79 million in fiscal 2020 compared to fiscal 2019 as a result of the strengthening British Pound Sterling. We recognize that there are still significant uncertainties surrounding the ultimate resolution of Brexit negotiations, and we will continue to monitor any changes that may arise and assess their potential impact on our business.
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
Foreign Currency Translation Risk
Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Although the USD fluctuated against certain international currencies over the past several months, the amounts of revenue and remaining performance obligation that we reported in USD for foreign subsidiaries that transact in international currencies were similar to what we would have reported during the fiscal year using a constant currency rate.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $7.9 billion at January 31, 2020. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least BBB or better. The cash, cash equivalents and marketable securities are held for general corporate purposes, including acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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
An immediate increase or decrease in interest rates of 100 basis points at January 31, 2020 could result in a $38 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.
At January 31, 2019, we had cash, cash equivalents and marketable securities totaling $4.3 billion. The fixed-income portfolio was also subject to interest rate risk. Changes in interest rates of 100-basis points would have resulted in market value changes of $21 million.
Market Risk and Market Interest Risk
We deposit our cash with multiple financial institutions.
In addition, we maintain debt obligations that are subject to market interest risk, as follows (in millions):

Instrument	Maturity date	Principal Outstanding as of January 31, 2020	Interest Terms	Effective interest rate for fiscal 2020
2023 Senior Notes	April 2023	$1,000	Fixed	3.26%
2028 Senior Notes	April 2028	1,500	Fixed	3.70%
Loan assumed on 50 Fremont	June 2023	194	Fixed	3.75%
Revolving credit facility	April 2023	0	Floating	N/A
The borrowings under our revolving credit facility (“Credit Facility”) bear interest, at our option, at a base rate plus a spread of 0.00% to 0.375% or an adjusted LIBOR rate plus a spread of 0.75% to 1.375%, in each case with such spread being determined based on our credit rating. Our Revolving Credit Facility allows for the LIBOR rate to be phased-out and replaced with the Secured Overnight Financing Rate and therefore we do not anticipate a material impact by the expected upcoming LIBOR transition. Regardless of what amounts, if any, are outstanding under the Credit Facility, we are also obligated to pay an ongoing commitment fee on undrawn amounts at a rate of 0.05% to 0.175%, with such rate being based on our credit rating, payable in arrears quarterly. As of January 31, 2020, there was no outstanding borrowing amount under the Credit Facility.
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
As of January 31, 2020, our portfolio consisted of investments in over 260 companies, with capital investments ranging from less than $0.3 million to approximately $300 million, and 27 investments with carrying values individually equal to or in excess of approximately $10 million.
The following table sets forth additional information regarding active investments within our strategic investment portfolio as of January 31, 2020 and excludes exited investments (in millions):

Investment Type	Capital Invested	Unrealized Gains (Cumulative)	Unrealized Losses (Cumulative)	Carrying Value as of January 31, 2020
Publicly held equity securities	$249	$142	$(21)	$370
Privately held equity securities	1,288	448	(193)	1,543
Total equity securities	$1,537	$590	$(214)	$1,913
We anticipate additional volatility to our consolidated statements of operations due to changes in market prices, observable price changes and impairments to our investments. These changes could be material based on market conditions and events. While historically our investment portfolio has had a positive impact on our financial results, that may not be true for future periods, particularly in periods of significant market fluctuations that affect our equity securities within our strategic investments portfolio.
Our investments in privately held securities are in various classes of equity which may have different rights and preferences. The particular securities we hold, and their rights and preferences relative to those of other securities within the capital structure, may impact the magnitude by which our investment value moves in relation to movement of the total company value. As such, our investment value in a specific company may move by more or less than any change in value of that overall company. For example, an immediate decrease of ten percent in enterprise value of our significant publicly traded and privately held equity securities held as of January 31, 2020, which represents 65% of the strategic investment portfolio, could result in a $97 million reduction to the investment portfolio. Fluctuations in the value of our privately held equity investments are only recorded when there is an observable transaction for a same or similar investment of the same issuer or in the event of impairment.
We continually evaluate our investments in privately held and publicly traded companies. In certain cases, our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering. Currently, two of our five publicly held investments are subject to such a contractual obligation, which expire in the first quarter of fiscal 2021.
In addition, the financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation to the cost of our initial investment. All of our investments, particularly those in privately held companies, are therefore subject to a risk of partial or total loss of invested capital.

ITEM 8. FINANCIAL STATEMENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
The following financial statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of salesforce.com, inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of salesforce.com, inc. (the Company) as of January 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 5, 2020 expressed an unqualified opinion thereon.
Adoption of New Accounting Standards
As discussed in Note 1 to the financial statements, the Company changed its method for accounting for leases using the modified retrospective approach at the beginning of the year ended January 31, 2020. Additionally, as discussed in Note 1 to the financial statements, the Company changed its method of accounting on a prospective basis for privately held equity securities and on a modified retrospective basis for publicly held equity investments, in the year ended January 31, 2019.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition
Description of the Matter
As described in Note 1 to the financial statements, the Company recognizes revenue upon transfer of control of promised products and services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.
The Company enters into contracts with its customers that may include promises to transfer multiple cloud services, software licenses, premium support and professional services. Significant judgment may be required by the Company in determining revenue recognition for these customer agreements, including the determination of whether products and services are considered distinct performance obligations that should be accounted for separately or combined as one unit of accounting and the determination of standalone selling prices for each distinct performance obligation, particularly for products and services that are not sold separately.
Given these factors, the related audit effort in evaluating management’s judgments in determining revenue recognition for these customer agreements was extensive and required a high degree of auditor judgment.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to identify performance obligations and allocate the transaction price to those performance obligations, including controls over determining standalone selling price.

To test revenue recognized, we obtained an understanding of the Company’s various product and service offerings and evaluated management’s application of the revenue recognition accounting requirements to determine which product and service offerings were distinct. We read executed contracts for a sample of sales transactions to assess management’s evaluation of significant terms, including the determination of distinct performance obligations, and tested the amounts recognized as revenue or recorded in unearned revenue. To test management’s determination of relative standalone selling price for performance obligations, we performed audit procedures that included, among others, assessing the appropriateness of the methodology applied, testing mathematical accuracy of the underlying data and calculations, and testing selections to corroborate the data underlying the Company’s calculations. We also assessed the appropriateness of the related disclosures in the financial statements.

Accounting for Business Combinations
Description of the Matter
As described in Note 7 to the financial statements, the Company completed several acquisitions during fiscal year 2020 for aggregate net consideration of over $16 billion. The most significant of these was the acquisition of Tableau Software, Inc. for total consideration of $14.8 billion. In connection with these acquisitions, management recognized customer relationship and developed technology intangible assets of $3.6 billion. The valuation of the customer relationship and developed technology intangible assets is complex and judgmental due to the use of subjective assumptions in the valuation models used by management when determining their estimated fair value. In particular, the fair value estimates for the acquired assets are sensitive to changes in assumptions for revenue growth, gross margin and operating expenses as a percentage of revenue.
Auditing management’s valuation of these customer relationship and developed technology intangibles is complex due to the auditor judgment required to evaluate management’s assumptions used in determining the fair value of these assets.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the determination of the fair value of customer relationship and developed technology intangible assets. This included controls over management’s development of the above described assumptions used in the valuation models applied.
To test the estimated fair value of the customer relationship and developed technology intangible assets, we performed audit procedures that included, among others, testing the significant assumptions used in the valuation model, including validating the completeness and accuracy of the underlying data supporting the assumptions and estimates. We performed sensitivity analyses to evaluate the changes in the fair value of the assets that would result from changes in the assumptions and compared the more sensitive significant assumptions used by management to current industry and competitor data and the Company’s own historical results. We also assessed the historical accuracy of management’s estimates for previous acquisitions. In addition, we involved a valuation specialist to assist in our evaluation of the methodology used by the Company and the significant assumptions underlying the fair value estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Redwood City, California
March 5, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of salesforce.com, inc.
Opinion on Internal Control over Financial Reporting
We have audited salesforce.com, inc.’s internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, salesforce.com, inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2020, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Tableau Software, Inc., ClickSoftware Technologies, Ltd. and Salesforce.org, which are included in the January 31, 2020 consolidated financial statements of the Company and constituted three percent and one percent of total and net assets, respectively, as of January 31, 2020 and six percent and twenty three percent of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Tableau Software, Inc., ClickSoftware Technologies, Ltd. and Salesforce.org.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)2, and our report dated March 5, 2020 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Redwood City, California
March 5, 2020

salesforce.com, inc.
Consolidated Balance Sheets
(in millions)

	January 31, 2020	January 31, 2019
Assets
Current assets:
Cash and cash equivalents	$4,145	$2,669
Marketable securities	3,802	1,673
Accounts receivable, net	6,174	4,924
Costs capitalized to obtain revenue contracts, net	926	788
Prepaid expenses and other current assets	916	629
Total current assets	15,963	10,683
Property and equipment, net	2,375	2,051
Operating lease right-of-use assets (Note 1)	3,040	0
Costs capitalized to obtain revenue contracts, noncurrent, net	1,348	1,232
Strategic investments	1,963	1,302
Goodwill	25,134	12,851
Intangible assets acquired through business combinations, net	4,724	1,923
Capitalized software and other assets, net	579	695
Total assets	$55,126	$30,737
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$3,433	$2,691
Operating lease liabilities, current (Note 1)	750	0
Unearned revenue	10,662	8,564
Total current liabilities	14,845	11,255
Noncurrent debt	2,673	3,173
Noncurrent operating lease liabilities (Note 1)	2,445	0
Other noncurrent liabilities	1,278	704
Total liabilities	21,241	15,132
Commitments and contingencies (See Notes 13 and 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5 shares authorized and none issued and outstanding	0	0
Common stock, $0.001 par value; 1,600 shares authorized, 893 and 770 issued and outstanding at January 31, 2020 and 2019, respectively	1	1
Additional paid-in capital	32,116	13,927
Accumulated other comprehensive loss	(93)	(58)
Retained earnings	1,861	1,735
Total stockholders’ equity	33,885	15,605
Total liabilities and stockholders’ equity	$55,126	$30,737

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Operations
(in millions, except per share data)

4	Fiscal Year Ended January 31,
	2020	2019	2018
Revenues:
Subscription and support	$16,043	$12,413	$9,766
Professional services and other	1,055	869	774
Total revenues	17,098	13,282	10,540
Cost of revenues (1)(2):
Subscription and support	3,198	2,604	2,033
Professional services and other	1,037	847	740
Total cost of revenues	4,235	3,451	2,773
Gross profit	12,863	9,831	7,767
Operating expenses (1)(2):
Research and development	2,766	1,886	1,553
Marketing and sales	7,930	6,064	4,671
General and administrative	1,704	1,346	1,089
Loss on settlement of Salesforce.org reseller agreement (Note 7)	166	0	0
Total operating expenses	12,566	9,296	7,313
Income from operations	297	535	454
Gains on strategic investments, net	427	542	19
Other expense	(18)	(94)	(53)
Income before benefit from (provision for) income taxes	706	983	420
Benefit from (provision for) income taxes (3)	(580)	127	(60)
Net income	$126	$1,110	$360
Basic net income per share	$0.15	$1.48	$0.50
Diluted net income per share	$0.15	$1.43	$0.49
Shares used in computing basic net income per share	829	751	715
Shares used in computing diluted net income per share	850	775	735
_______________
(1) Amounts include amortization of intangible assets acquired through business combinations, as follows:

	Fiscal Year Ended January 31,
	2020	2019	2018
Cost of revenues	$440	$215	$166
Marketing and sales	352	232	121
(2) Amounts include stock-based expense, as follows:

	Fiscal Year Ended January 31,
	2020	2019	2018
Cost of revenues	$204	$161	$130
Research and development	510	307	260
Marketing and sales	852	643	469
General and administrative	219	172	138
(3) Amounts include a benefit related to the partial release of the valuation allowance of $612 million, and $2 million, for fiscal 2019 and 2018, respectively. The fiscal 2019 benefit was partially offset by an increase in unrecognized tax benefits.

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Comprehensive Income
(in millions)

4	Fiscal Year Ended January 31,
	2020	2019	2018
Net income	$126	$1,110	$360
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation and other gains (losses)	(59)	(26)	77
Unrealized gains (losses) on marketable securities and privately held debt securities	26	(12)	(4)
Other comprehensive income (loss), before tax	(33)	(38)	73
Tax effect	(2)	(1)	1
Other comprehensive income (loss), net	(35)	(39)	74
Comprehensive income	$91	$1,071	$434

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Stockholders’ Equity
(in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2017	707	$1	$8,040	$(86)	$275	$8,230
Common stock issued	23	0	709	0	0	709
Shares issued related to business combinations	0	0	12	0	0	12
Temporary equity reclassifications related to convertible notes	0	0	(4)	0	0	(4)
Stock-based expenses	0	0	995	0	0	995
Other comprehensive income, net of tax	0	0	0	74	0	74
Net income	0	0	0	0	360	360
Balance at January 31, 2018	730	1	9,752	(12)	635	10,376
Cumulative effect of accounting changes	0	0	0	(7)	(10)	(17)
Common stock issued	21	0	695	0	0	695
Shares issued related to business combinations	13	0	2,195	0	0	2,195
Settlement of convertible notes and warrants	6	0	4	0	0	4
Stock-based expenses	0	0	1,281	0	0	1,281
Other comprehensive loss, net of tax	0	0	0	(39)	0	(39)
Net income	0	0	0	0	1,110	1,110
Balance at January 31, 2019	770	1	13,927	(58)	1,735	15,605
Common stock issued	21	0	816	0	0	816
Shares issued related to business combinations	102	0	15,588	0	0	15,588
Stock-based expenses	0	0	1,785	0	0	1,785
Other comprehensive loss, net of tax	0	0	0	(35)	0	(35)
Net income	0	0	0	0	126	126
Balance at January 31, 2020	893	$1	$32,116	$(93)	$1,861	$33,885

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Cash Flows
(in millions)

4	Fiscal Year Ended January 31,
	2020	2019	2018
Operating activities:
Net income	$126	$1,110	$360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,135	982	784
Amortization of costs capitalized to obtain revenue contracts, net	876	737	592
Expenses related to employee stock plans	1,785	1,283	997
Loss on settlement of Salesforce.org reseller agreement (Note 7)	166	0	0
Gains on strategic investments, net	(427)	(542)	(19)
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	(1,000)	(923)	(719)
Costs capitalized to obtain revenue contracts, net	(1,130)	(981)	(1,156)
Prepaid expenses and other current assets and other assets	(119)	(58)	18
Accounts payable	15	74	(39)
Accrued expenses and other liabilities	967	213	392
Operating lease liabilities	(728)	0	0
Unearned revenue	1,665	1,503	1,528
Net cash provided by operating activities	4,331	3,398	2,738
Investing activities:
Business combinations, net of cash acquired	(369)	(5,115)	(25)
Purchases of strategic investments	(768)	(362)	(216)
Sales of strategic investments	434	260	131
Purchases of marketable securities	(3,857)	(1,068)	(2,003)
Sales of marketable securities	1,444	1,426	558
Maturities of marketable securities	779	146	78
Capital expenditures	(643)	(595)	(534)
Net cash used in investing activities	(2,980)	(5,308)	(2,011)
Financing activities:
Proceeds from issuance of debt, net	0	2,966	0
Proceeds from employee stock plans	840	704	650
Principal payments on financing obligations (1)	(173)	(131)	(106)
Repayments of debt	(503)	(1,529)	(323)
Net cash provided by financing activities	164	2,010	221
Effect of exchange rate changes	(39)	26	(12)
Net increase in cash and cash equivalents	1,476	126	936
Cash and cash equivalents, beginning of period	2,669	2,543	1,607
Cash and cash equivalents, end of period	$4,145	$2,669	$2,543
(1) Previously referred to as principal payments on capital lease obligations.

See accompanying Notes.

salesforce.com, inc.
Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in millions)

	Fiscal Year Ended January 31,
	2020	2019	2018
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$106	$94	$40
Income taxes, net of tax refunds	$129	$83	$53
Non-cash investing and financing activities:
Fair value of equity awards assumed	$373	$480	$0
Fair value of common stock issued as consideration for business combinations	$15,215	$1,715	$12

See accompanying Notes.

salesforce.com, inc.
Notes to Consolidated Financial Statements
1. Summary of Business and Significant Accounting Policies
Description of Business
Salesforce.com, inc. (the “Company”) is a leading provider of enterprise software, delivered through the cloud, with a focus on customer relationship management, or CRM. The Company introduced its first CRM solution in 2000, and has since expanded its service offerings into new areas and industries with new editions, features and platform capabilities.
The Company's core mission is to empower its customers to connect with their customers in entirely new ways through cloud, mobile, social, blockchain, voice, advanced analytics and artificial intelligence (“AI”) technologies. Salesforce’s Customer 360 is an integrated platform that unites sales, service, marketing, commerce, integration, analytics and more to give companies a single, shared view of their customers.
Fiscal Year
The Company’s fiscal year ends on January 31. References to fiscal 2020, for example, refer to the fiscal year ending January 31, 2020.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions in the Company’s consolidated financial statements and notes thereto.
Significant estimates and assumptions made by management include the determination of:
•the fair value of assets acquired and liabilities assumed for business combinations;
•the standalone selling price (“SSP”) of performance obligations for revenue contracts with multiple performance obligations;
•the valuation of privately-held strategic investments;
•the recognition, measurement and valuation of current and deferred income taxes and uncertain tax positions;
•the average period of benefit associated with costs capitalized to obtain revenue contracts;
•the useful lives of intangible assets; and
•the fair value of certain stock awards issued.
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
Segments
The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision makers (“CODMs”), in deciding how to allocate resources and assess performance. For fiscal 2020, our CODMs were Marc Benioff, who is the chief executive officer and the chair of the board, and Keith Block, who served as co-chief executive officer until February 25, 2020. Over the past few years, the Company has completed a number of acquisitions. These acquisitions have allowed the Company to expand its offerings, presence and reach in various market segments of the enterprise cloud computing market.
While the Company has offerings in multiple enterprise cloud computing market segments, including as a result of the Company's acquisitions, and operates in multiple countries, the Company’s business operates in one operating segment because most of the Company's offerings operate on its single Customer 360 Platform and most of the Company's products are deployed in a nearly identical way, and the Company’s CODMs evaluate the Company’s financial information and resources and assess the performance of these resources on a consolidated basis. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.

Concentrations of Credit Risk, Significant Customers and Investments
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. Collateral is not required for accounts receivable. The Company maintains an allowance for its doubtful accounts receivable. This allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with delinquent accounts. Receivables are written-off and charged against the recorded allowance when the Company has exhausted collection efforts without success. The Company had an allowance for doubtful accounts of $23 million and $22 million at January 31, 2020 and 2019, respectively.
No single customer accounted for more than five percent of accounts receivable at January 31, 2020 and January 31, 2019. No single customer accounted for five percent or more of total revenue during fiscal 2020, 2019 and 2018. As of January 31, 2020 and January 31, 2019, assets located outside the Americas were 12 percent and 14 percent of total assets, respectively. As of January 31, 2020 and January 31, 2019, assets located in the United States were 87 percent and 84 percent of total assets, respectively.
The Company is also exposed to concentrations of risk in its strategic investment portfolio. As of January 31, 2020, the Company held five investments with carrying values that were individually greater than five percent of its total strategic investments, of which one was publicly traded and four were privately held. As of January 31, 2019, the Company held five investments that were individually greater than five percent of its total strategic investments, of which four were publicly traded and one was privately held.
Revenue Recognition
The Company derives its revenues from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing the Company’s enterprise cloud computing services (collectively, “Cloud Services”), software licenses, and from customers paying for additional support beyond the standard support that is included in the basic subscription fees; and (2) related professional services such as process mapping, project management and implementation services. Other revenue consists primarily of training fees.
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
With the May 2018 acquisition of MuleSoft, Inc. (“MuleSoft”) and the August 2019 acquisition of Tableau Software, Inc. (“Tableau”), subscription and support revenues also includes revenues associated with software licenses. These licenses for on-premises software provide the customer with a right to use the software as it exists when made available. Customers purchase these term licenses through a subscription. Revenues from distinct licenses are generally recognized upfront when the software is made available to the customer. In cases where the Company allocates revenue to software updates and support revenue is recognized as the updates are provided, which is generally ratably over the contract term.
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
Cloud Services and software licenses are distinct because such offerings are often sold separately. In determining whether professional services are distinct, the Company considers the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the subscription start date and the contractual dependence of the service on the customer’s satisfaction with the professional services work. To date, the Company has concluded that professional services included in contracts with multiple performance obligations are generally distinct.
The Company allocates the transaction price to each performance obligation on a relative standalone selling price (“SSP”) basis. The SSP is the price at which the Company would sell a promised product or service separately to a customer. Judgment is required to determine the SSP for each distinct performance obligation.
The Company determines SSP by considering its overall pricing objectives and market conditions. Significant pricing practices taken into consideration include the Company’s discounting practices, the size and volume of the Company’s transactions, the customer demographic, the geographic area where services are sold, price lists, the Company's go-to-market strategy, historical sales and contract prices. In instances where the Company does not sell or price a product or service separately, the Company determines relative fair value using information that may include market conditions or other observable inputs. As the Company’s go-to-market strategies evolve, the Company may modify its pricing practices in the future, which could result in changes to SSP.
In certain cases, the Company is able to establish SSP based on observable prices of products or services sold or priced separately in comparable circumstances to similar customers. The Company uses a single amount to estimate SSP when it has observable prices.
If SSP is not directly observable, for example when pricing is highly variable, the Company uses a range of SSP. The Company determines the SSP range using information that may include pricing practices or other observable inputs. The Company typically has more than one SSP for individual products and services due to the stratification of those products and services by customer size and geography.
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

During fiscal 2020, the Company capitalized $1.1 billion of costs to obtain revenue contracts and amortized $0.9 billion to marketing and sales expense. During the same period a year ago, the Company capitalized $1.0 billion of costs to obtain revenue contracts and amortized $0.7 billion to marketing and sales expense. Costs capitalized to obtain a revenue contract, net on the Company's consolidated balance sheets totaled $2.3 billion at January 31, 2020 and $2.0 billion at January 31, 2019. There were no impairments of costs to obtain revenue contracts for fiscal 2020, 2019 and 2018, respectively.
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
Privately held equity securities are recorded at cost and adjusted for observable transactions for same or similar investments of the same issuer (referred to as the measurement alternative) or impairment. All gains and losses on privately held equity securities, realized and unrealized, are recorded through gains on strategic investments, net on the consolidated statement of operations. Privately held debt securities are recorded at fair value with changes in fair value recorded through accumulated other comprehensive income on the consolidated balance sheet.
Valuations of privately held securities are inherently complex due to the lack of readily available market data and require the Company's use of judgment. The carrying value is not adjusted for the Company's privately held equity securities if there are no observable price changes in a same or similar security from the same issuer or if there are no identified events or changes in circumstances that may indicate impairment, as discussed below. In determining the estimated fair value of its strategic investments in privately held companies, the Company utilizes the most recent data available to the Company. The Company assesses its privately held debt and equity securities in its strategic investment portfolio at least quarterly for impairment. The Company’s impairment analysis encompasses an assessment of both qualitative and quantitative factors including the investee's financial metrics, market acceptance of the investee's product or technology and the rate at which the investee is using its cash. If the investment is considered impaired, the Company recognizes an impairment through the consolidated statement of operations and establishes a new carrying value for the investment.
Publicly held equity securities are measured at fair value with changes recorded through gains on strategic investments, net on the consolidated statement of operations.
If, based on the terms of these privately held and publicly traded securities, the Company determines that the Company exercises significant influence on the entity to which these securities relate, the Company will apply the equity method of accounting for such investments.
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk. The Company uses forward currency derivative contracts to minimize the Company’s exposure to balances primarily denominated in the Euro, British Pound Sterling, Japanese Yen, Canadian Dollar and Australian Dollar. The Company’s foreign currency derivative contracts, which are not designated as hedging instruments, are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. The Company generally enters into master netting arrangements with the financial institutions with which it contracts for such derivative contracts, which permit net settlement of transactions with the same counterparty, thereby reducing credit-related losses in the event of the financial institutions' nonperformance. As of

January 31, 2020 and January 31, 2019, the outstanding foreign currency derivative contracts were recorded at fair value on the consolidated balance sheets.
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
There were no material impairments of capitalized software, intangible assets, long-lived assets or goodwill during fiscal 2020, 2019, and 2018, respectively.
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
In the event the Company acquires an entity with which the Company has a preexisting relationship, the Company will recognize a gain or loss to settle that relationship as of the acquisition date within the consolidated statements of operations. In the event that the Company acquires an entity in which the Company previously held a strategic investment, the difference between the fair value of the shares as of the date of the acquisition and the carrying value of the strategic investment is recorded as a gain or loss and recorded within net gains (or losses) on strategic investments in the consolidated statement of operations.
Leases
Effective at the start of fiscal 2020, the Company adopted the provisions and expanded disclosure requirements described in Topic 842. The Company adopted the standard using the modified retrospective method. Accordingly, the results for the prior comparable periods were not adjusted to conform to the current period measurement or recognition of results.
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and current and noncurrent operating lease liabilities on the Company’s consolidated balance sheets. Finance leases are included in property and equipment, accrued expenses and other liabilities, and other noncurrent liabilities on the Company’s consolidated balance sheets.
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
The Company has lease agreements with lease and non-lease components, which it has elected to combine for all asset classes. In addition, the Company does not recognize ROU assets or lease liabilities for leases with a term of 12 months or less for all of its asset classes.
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
Stock-based expenses related to the Company’s Amended and Restated 2004 Employee Stock Purchase Plan (“ESPP” or “2004 Employee Stock Purchase Plan”) are measured based on grant date at fair value using the Black-Scholes option pricing model. The Company recognizes stock-based expenses related to shares issued pursuant to the 2004 Employee Stock Purchase Plan on a straight-line basis over the offering period, which is 12 months. The ESPP allows employees to purchase shares of the Company's common stock at a 15 percent discount and also allows employees to reduce their percentage election once during a six month purchase period (December 15 and June 15 of each fiscal year), but not increase that election until the next one-year offering period. The ESPP also includes a re-set provision for the purchase price if the stock price on the purchase date is less than the stock price on the offering date.
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
Advertising Expenses
Advertising is expensed as incurred. Advertising expense was $660 million, $482 million and $373 million for fiscal 2020, 2019 and 2018, respectively.
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
Effective on February 1, 2019, the Company adopted the provisions and expanded disclosure requirements described in Topic 842. The Company adopted the standard using the transitional provision of Accounting Standards Update 2018-11, “Leases (Topic 842) Targeted Improvements”, which allows for the adoption of Topic 842 at the beginning of the fiscal year of adoption. As such, the consolidated balance sheet as of January 31, 2020 is not comparable with that as of January 31, 2019. The Company elected the package of practical expedients and therefore did not reassess prior conclusions on whether contracts are or contain a lease, lease classification, and initial direct costs. The Company did not use hindsight when determining the lease term.
Upon adoption of Topic 842, leases previously designated as operating leases are now reported on the consolidated balance sheet, which has materially increased total assets and liabilities. Specifically, the Company recorded operating lease ROU assets of approximately $2.9 billion and corresponding operating lease liabilities of $3.1 billion on its opening consolidated balance sheet. Leases previously designated as capital leases are now identified as finance leases and continue to be reported on the consolidated balance sheet. In addition, the previously recorded financing obligation and building asset associated with the Company's leased facility at 350 Mission Street was derecognized and the lease is now accounted for as a finance lease on the Company's consolidated balance sheet. Topic 842 did not have a material impact to the Company’s consolidated statement of operations or net cash provided by operating activities. The adoption did not impact the Company’s compliance with its debt covenants.
Accounting Pronouncements Pending Adoption
ASU 2016-13
In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13) "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, which includes the Company's accounts receivables, certain financial instruments and contract assets. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. ASU 2016-13 will be effective for fiscal 2021, including interim periods within that reporting period. The Company does not expect the adoption of ASU 2016-13 to be material.
ASU 2019-12
In December 2019, the FASB issued Accounting Standards Update No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”)”, which modifies and eliminates certain exceptions to the general principles of ASC 740, Income taxes. The new standard is effective for interim and annual periods beginning after December 15, 2020, and early adoption is permitted. The Company is currently evaluating the impact of the adoption to its consolidated financial statements.
Reclassifications
Certain reclassifications to fiscal 2019 and fiscal 2018 balances were made to conform to the current period presentation in the consolidated balance sheets and statements of operations. None of these reclassifications had an impact to the Company's key metrics including Total Assets, Total Revenues, Income From Operations, Net Income or Operating Cash Flows.

2. Revenues
Disaggregation of Revenue
Subscription and Support Revenue by the Company's service offerings
Subscription and support revenues consisted of the following (in millions):

	Fiscal Year Ended January 31,
	2020	2019	2018
Sales Cloud	$4,598	$4,040	$3,588
Service Cloud	4,466	3,621	2,883
Salesforce Platform and Other (1)	4,473	2,854	1,913
Marketing and Commerce Cloud	2,506	1,898	1,382
	$16,043	$12,413	$9,766
(1) Includes approximately $652 million of revenue in Fiscal 2020 from the Tableau acquisition.
Total Revenue by Geographic Locations
Revenues by geographical region consisted of the following (in millions):

	Fiscal Year Ended January 31,
	2020	2019	2018
Americas	$12,051	$9,445	$7,621
Europe	3,430	2,553	1,916
Asia Pacific	1,617	1,284	1,003
	$17,098	$13,282	$10,540
Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 96 percent during fiscal 2020, 2019 and 2018, respectively. No other country represented more than ten percent of total revenue during fiscal 2020, 2019 and 2018, respectively.
Contract Balances
Contract Asset
As described in Note 1, subscription and support revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract. License revenue is recognized as the licenses are delivered. The Company records a contract asset when revenue recognized on a contract exceeds the billings. The Company's standard billing terms are annual in advance. Contract assets were $449 million as of January 31, 2020 as compared to $215 million as of January 31, 2019, and are included in prepaid expenses and other current assets on the consolidated balance sheet. Contract assets as of January 31, 2020 include the acquired contract asset balance from the Tableau acquisition in August 2019 of $131 million. Impairments of contract assets were immaterial during fiscal 2020, 2019 and 2018, respectively.
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

The change in unearned revenue was as follows (in millions):

	Fiscal Year Ended January 31,
	2020	2019
Unearned revenue, beginning of period	$8,564	$6,995
Billings and other (1)	18,662	14,770
Contribution from contract asset	101	13
Revenue recognized ratably over time	(15,586)	(12,426)
Revenue recognized over time as delivered	(716)	(629)
Revenue recognized at a point in time	(796)	(227)
Unearned revenue from business combinations	433	68
Unearned revenue, end of period	$10,662	$8,564
(1) Other includes, for example, the impact of foreign currency translation.
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
Approximately 50 percent of total revenue recognized in fiscal 2020 is from the unearned revenue balance as of January 31, 2019.
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
The majority of the Company's noncurrent remaining performance obligation is expected to be recognized in the next 13 to 36 months.
Remaining performance obligation consisted of the following (in billions):

	Current	Noncurrent	Total
As of January 31, 2020 (1)	$15.0	$15.8	$30.8
As of January 31, 2019	$11.9	$13.8	$25.7
(1) Includes approximately $450 million and $650 million of remaining performance obligation related to the Salesforce.org business combination in June 2019 and the Tableau acquisition in August 2019, respectively.

3. Investments
Marketable Securities
At January 31, 2020, marketable securities consisted of the following (in millions):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$2,199	$9	$(1)	$2,207
U.S. treasury securities	182	1	0	183
Mortgage backed obligations	225	1	0	226
Asset backed securities	779	2	0	781
Municipal securities	157	1	0	158
Foreign government obligations	69	0	0	69
U.S. agency obligations	12	0	0	12
Time deposits	1	0	0	1
Covered bonds	165	0	0	165
Total marketable securities	$3,789	$14	$(1)	$3,802
At January 31, 2019, marketable securities consisted of the following (in millions):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$1,027	$0	$(8)	$1,019
U.S. treasury securities	89	0	(1)	88
Mortgage backed obligations	79	0	(1)	78
Asset backed securities	245	0	(1)	244
Municipal securities	104	0	0	104
Foreign government obligations	58	0	(1)	57
U.S. agency obligations	4	0	0	4
Time deposits	4	0	0	4
Covered bonds	75	0	0	75
Total marketable securities	$1,685	$0	$(12)	$1,673
The contractual maturities of the investments classified as marketable securities are as follows (in millions):

	As of
	January 31, 2020	January 31, 2019
Due within 1 year	$1,332	$482
Due in 1 year through 5 years	2,466	1,189
Due in 5 years through 10 years	4	2
	$3,802	$1,673
As of January 31, 2020, the following marketable securities were in an unrealized loss position (in millions):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$285	$(1)	$0	$0	$285	$(1)
The unrealized losses for each of the fixed rate marketable securities were less than $1 million. The Company does not believe any of the unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of January 31, 2020, such as the Company's intent to hold the investment and whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment's amortized basis. The Company expects to receive the full principal and interest on all of these marketable securities.

Investment Income
Investment income consists of interest income, realized gains and realized losses on the Company’s cash, cash equivalents and marketable securities. The components of investment income are presented below (in millions):

	Fiscal Year Ended January 31,
	2020	2019	2018
Interest income	$117	$61	$37
Realized gains	2	1	1
Realized losses	(1)	(5)	(2)
Investment income	$118	$57	$36
Strategic Investments
Strategic investments by form and measurement category as of January 31, 2020 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$370	$1,502	$40	$1,912
Debt securities	0	0	51	51
Balance as of January 31, 2020	$370	$1,502	$91	$1,963
Strategic investments by form and measurement category as of January 31, 2019 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$436	$785	$50	$1,271
Debt securities	0	0	31	31
Balance as of January 31, 2019	$436	$785	$81	$1,302
Measurement Alternative Adjustments
The components of privately held equity securities accounted for under the measurement alternative included in the table above are presented below (in millions):

	Fiscal Year Ended January 31,
	2020	2019
Carrying amount, beginning of period	$785	$548
Adjustments related to privately held equity securities:
Net additions (1)	507	95
Upward adjustments	280	174
Impairments and downward adjustments	(70)	(32)
Carrying amount, end of period	$1,502	$785
(1) Net additions include additions from purchases and reductions due to exits of securities and reclassifications due to changes to capital structure.
In April 2019 the Company made a strategic investment of $100 million in cash for common shares of a technology company in a private placement concurrent with the investee company's initial public offering. In September 2019, the Company made a strategic investment of $300 million in cash for preferred shares of a technology company in a preferred stock financing. Additionally, in November 2019, the Company made a strategic investment of $150 million in cash for preferred shares of a technology company in a preferred stock financing. These investments were made as part of the Company's overall strategy of investing in complementary companies to facilitate potential alignment and integration into the Company’s offerings or product features. These investments are accounted for using the measurement alternative.
Since the adoption of ASU 2016-01 on February 1, 2018, cumulative impairments and downward adjustments were $102 million and cumulative upward adjustments were $454 million through January 31, 2020.

Gains (losses) on strategic investments, net
The components of gains and losses on strategic investments are presented below (in millions):

4	Fiscal Year Ended January 31,
	2020	2019	2018
Unrealized gains recognized on publicly traded equity securities, net	$138	$345	$0
Unrealized gains recognized on privately held equity securities, net	208	133	19
Realized gains on sales of equity securities, net	95	74	0
Losses on debt securities, net	(14)	(10)	0
Gains on strategic investments, net	$427	$542	19
Realized gains on sales of equity securities, net reflects the difference between the sale proceeds and the carrying value of the equity security at the beginning of the period or the purchase date, if later. The cumulative net realized gain, measured as the sale price less the initial purchase price, for equity securities exited during fiscal 2020 is $353 million.
Net unrealized gains recognized in fiscal 2020 for strategic investments still held as of January 31, 2020 were $290 million.
4. Derivatives
Details on outstanding foreign currency derivative contracts are presented below (in millions):

	As of
	January 31, 2020	January 31, 2019
Notional amount of foreign currency derivative contracts	$5,543	$4,496
Fair value of foreign currency derivative contracts	4	25
The fair value of the Company’s outstanding derivative instruments not designated as hedging instruments are summarized below (in millions):

		As of
	Balance Sheet Location	January 31, 2020	January 31, 2019
Derivative Assets
Foreign currency derivative contracts	Prepaid expenses and other current assets	$28	$42
Derivative Liabilities
Foreign currency derivative contracts	Accounts payable, accrued expenses and other liabilities	$24	$17
Gains (losses) on derivative instruments not designated as hedging instruments recorded in other income in the consolidated statements of operations are summarized below (in millions):

	Fiscal Year Ended January 31,
	2020	2019	2018
Foreign currency derivative contracts	$(9)	$34	$15

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of January 31, 2020 and indicates the fair value hierarchy of the valuation (in millions):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of January 31, 2020
Cash equivalents (1):
Time deposits	$0	$746	$0	$746
Money market mutual funds	1,293	0	0	1,293
Marketable securities:
Corporate notes and obligations	0	2,207	0	2,207
U.S. treasury securities	0	183	0	183
Mortgage backed obligations	0	226	0	226
Asset backed securities	0	781	0	781
Municipal securities	0	158	0	158
Foreign government obligations	0	69	0	69
U.S. agency obligations	0	12	0	12
Time deposits	0	1	0	1
Covered bonds	0	165	0	165
Strategic investments:
Publicly held equity securities	370	0	0	370
Foreign currency derivative contracts (2)	0	28	0	28
Total assets	$1,663	$4,576	$0	$6,239
Liabilities:
Foreign currency derivative contracts (3)	0	24	0	24
Total liabilities	$0	$24	$0	$24
___________
(1) Included in “cash and cash equivalents” in the accompanying consolidated balance sheet as of January 31, 2020, in addition to $2.1 billion of cash.
(2) Included in “prepaid expenses and other current assets” in the accompanying consolidated balance sheet as of January 31, 2020.
(3) Included in “accounts payable, accrued expenses and other liabilities” in the accompanying consolidated balance sheet as of January 31, 2020.

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of January 31, 2019 and indicates the fair value hierarchy of the valuation (in millions):

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
______________
(1) Included in “cash and cash equivalents” in the accompanying consolidated balance sheet in addition to $1.1 billion of cash.
(2) Included in “prepaid expenses and other current assets” in the accompanying consolidated balance sheet.
(3) Included in “accounts payable, accrued expenses and other liabilities” in the accompanying consolidated balance sheet.
Strategic investments measured and recorded at fair value on a non-recurring basis
The Company's privately held debt and equity securities and equity method investments are recorded at fair value on a non-recurring basis. The estimation of fair value for these investments requires the use of significant unobservable inputs, and as a result, the Company classifies these assets as Level 3 within the fair value hierarchy. For example, the Company's privately held equity securities that have been remeasured are classified within Level 3 in the fair value hierarchy because the value is based on valuation methods using the observable transaction price and other unobservable inputs including the volatility, rights, and obligations of the securities the Company holds. The Company's privately held debt and equity securities and equity method investments amounted to $1.6 billion as of January 31, 2020 and $0.9 billion as of January 31, 2019.

6. Property and Equipment and Other Balance Sheet Accounts
Property and Equipment
Property and equipment, net consisted of the following (in millions):

	As of
	January 31, 2020	January 31, 2019
Land	$184	$184
Buildings and building improvements	777	629
Computers, equipment and software	1,608	1,735
Furniture and fixtures	226	188
Leasehold improvements	1,381	1,098
Property and equipment, gross	4,176	3,834
Less accumulated depreciation and amortization	(1,801)	(1,783)
Property and equipment, net	$2,375	$2,051
Depreciation and amortization expense totaled $455 million, $411 million and $373 million during fiscal 2020, 2019 and 2018, respectively.
Computers, equipment and software at January 31, 2019 included a total of $671 million acquired under capital lease agreements, as reported prior to the adoption of Topic 842. Accumulated amortization relating to computers, equipment and software acquired under capital leases totaled $480 million at January 31, 2019. Amortization of assets acquired under capital leases was included in depreciation and amortization expense for fiscal 2019 and 2018.
Other Balance Sheet Accounts
Accounts payable, accrued expenses and other liabilities as of January 31, 2020 included approximately $1.5 billion of accrued compensation as compared to $1.2 billion as of January 31, 2019.
7. Business Combinations
Fiscal Year 2020
Tableau Software, Inc.
In August 2019, the Company acquired all outstanding stock of Tableau Software, Inc. (“Tableau”) which provides a self-service analytics platform that enables users to easily access, prepare, analyze, and present findings in their data. The Company has included the financial results of Tableau in the consolidated financial statements from the date of acquisition. The transaction costs associated with the acquisition were approximately $40 million and were recorded in general and administrative expense. The acquisition date fair value of the consideration transferred for Tableau was approximately $14.8 billion, which consisted of the following (in millions):

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

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition (in millions):

Fair Value
Cash and cash equivalents	$644
Marketable securities	456
Accounts receivable	174
Contract asset	131
Operating lease right-of-use assets	361
Other assets	116
Acquired customer contract asset	56
Goodwill	10,806
Intangible assets	3,252
Accounts payable, accrued expenses and other liabilities	(257)
Unearned revenue	(242)
Operating lease liabilities	(332)
Deferred tax liability and income tax payable	(320)
Net assets acquired	$14,845
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce and expanded market opportunities, for which there is no basis for U.S. income tax purposes. The fair values assigned to tangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The provisional measurements of fair value for income taxes payable and deferred taxes set forth above may be subject to change as additional information is received and certain tax returns are finalized. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in millions):

	Fair Value	Useful Life
Developed technology	$2,000	5 years
Customer relationships	1,231	8 years
Other purchased intangible assets	21	1 year
Total intangible assets subject to amortization	$3,252
Developed technology represents the estimated fair value of Tableau's data analysis technologies. Customer relationships represent the estimated fair values of the underlying relationships with Tableau customers.
The Company assumed unvested stock options and restricted stock awards with an estimated fair value of $1.5 billion. Of the total consideration, $292 million was allocated to the purchase consideration and $1.2 billion was allocated to future services and will be expensed over the remaining service periods on a straight-line basis.
The amounts of revenue and earnings of Tableau included in the Company’s consolidated statement of operations from the acquisition date of August 1, 2019 to January 31, 2020 are as follows (in millions):

Total revenues	$689
Pretax loss	(503)
The following pro forma financial information summarizes the combined results of operations for the Company and Tableau, as though the companies were combined as of the beginning of the Company’s fiscal 2019.
The unaudited pro forma financial information was as follows (in millions):

	Fiscal Year Ended January 31,
	2020	2019
Total revenues	$17,599	$14,256
Pretax income (loss)	270	(82)
Net income (loss)	(292)	297

The pro forma financial information for all periods presented above has been calculated after adjusting the results of Tableau to reflect the business combination accounting effects resulting from this acquisition, including the amortization expense from acquired intangible assets and the stock-based compensation expense for unvested stock options and restricted stock awards assumed as though the acquisition occurred as of the beginning of the Company’s fiscal year 2019. The historical consolidated financial information has been adjusted in the pro forma combined financial results to give effect to pro forma events that are directly attributable to the business combination and factually supportable. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the Company’s fiscal 2019.
The pro forma financial information for fiscal 2020 and 2019 combines the historical results of the Company for fiscal 2020 and 2019, the adjusted historical results of Tableau for the six months ended June 30, 2019 and the twelve months ended December 31, 2018, considering the differences in reporting periods and the date the Company acquired Tableau, and the effects of the pro forma adjustments listed above. Prior to being acquired, Tableau's fiscal year concluded on December 31.
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
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the date of acquisition (in millions):

Fair Value
Cash and cash equivalents	$38
Accounts receivable	28
Goodwill	1,132
Intangible assets	276
Other assets	33
Accounts payable, accrued expenses and other liabilities, current and noncurrent	(55)
Unearned revenue	(40)
Deferred tax liability	(26)
Net assets acquired	$1,386

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce and expanded market opportunities, for which there is no basis for U.S. income tax purposes. The fair values assigned to tangible assets acquired and liabilities assumed are preliminary, based on management’s estimates and assumptions and may be subject to change as additional information is received and certain tax returns are finalized. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in millions):

	Fair Value	Useful Life
Developed technology	$215	4 years
Customer relationships	61	8 years
Total intangible assets subject to amortization	$276

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
The Company invested $14 million in a noncontrolling equity investment in ClickSoftware in July 2015. The Company recognized a gain of approximately $39 million as a result of remeasuring its prior equity interest in ClickSoftware held before the business combination. The gain is included in gains on strategic investments, net in the consolidated statement of operations.
Salesforce.org
In June 2019, Salesforce.org, the independent nonprofit social enterprise that resold the Company's service offerings to non-profit and higher education organizations, was combined with the Company. The Company has included the financial results of Salesforce.org, which are not material to income from operations in fiscal 2020, in the consolidated financial statements from the date of acquisition. The business combination with Salesforce.org in June 2019 contributed approximately $228 million total revenues in fiscal 2020. The transaction costs associated with the acquisition were not material.
The Company paid a one-time cash payment of $300 million for all shares of Salesforce.org to the independent, non-consolidated Salesforce.com Foundation (also referred to as the Foundation), which is considered a related party as discussed in Note 16 "Related-Party Transactions."
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
MapAnything
In May 2019, the Company acquired all outstanding stock of MapAnything, Inc. ("MapAnything"), which integrates map-based visualization, asset tracking and route optimization for field sales and service teams. The Company has included the financial results of MapAnything, which are not material, in the consolidated financial statements from the date of acquisition. The transaction costs associated with the acquisition were not material.
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
The Company invested $23 million in a noncontrolling equity investment in MapAnything prior to the acquisition. The Company recognized a gain of approximately $9 million as a result of remeasuring its prior equity interest in MapAnything held before the business combination. The gain is included in gains on strategic investments, net in the consolidated statement of operations.
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

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Remaining Useful Life (Years)
	January 31, 2019	Additions and retirements, net	January 31, 2020	January 31, 2019	Expense and retirements, net	January 31, 2020	January 31, 2019	January 31, 2020
Acquired developed technology	$1,429	$2,169	$3,598	$(889)	$(360)	$(1,249)	$540	$2,349	4.1
Customer relationships	1,938	1,314	3,252	(560)	(328)	(888)	1,378	2,364	6.5
Other (1)	52	20	72	(47)	(14)	(61)	5	11	0.9
Total	$3,419	$3,503	$6,922	$(1,496)	$(702)	$(2,198)	$1,923	$4,724	5.3
(1) Included in other are trade names, trademarks and territory rights.
Amortization of intangible assets resulting from business combinations for fiscal 2020, 2019 and 2018 was $792 million, $447 million and $287 million, respectively.
The expected future amortization expense for intangible assets as of January 31, 2020 is as follows (in millions):

Fiscal Period:
Fiscal 2021	$1,059
Fiscal 2022	984
Fiscal 2023	833
Fiscal 2024	750
Fiscal 2025	513
Thereafter	585
Total amortization expense	$4,724
Customer contract assets acquired through business combinations
Customer contract assets resulting from business combinations reflects the fair value of future billings of amounts that are contractually committed by acquired companies' existing customers as of the acquisition date. Customer contract assets are amortized over the corresponding contract terms. Customer contract assets resulting from business combinations for the fiscal year ended January 31, 2020 were $93 million, including $56 million resulting from the Tableau acquisition in August 2019, and $121 million for the fiscal year ended January 31, 2019, respectively, and are included in other assets on the consolidated balance sheets.

Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the fourth quarter.
The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, were as follows (in millions):

Balance at January 31, 2018	$7,314
Acquisitions	5,536
Other adjustments	1
Balance as of January 31, 2019	$12,851
Tableau	10,806
ClickSoftware	1,132
Salesforce.org	164
MapAnything	152
Other acquisitions and adjustments (1)	29
Balance as of January 31, 2020	$25,134
(1) Adjustments include adjustments of acquisition date fair value, including the effect of foreign currency translation.
9. Debt
The carrying values of the Company's borrowings were as follows (in millions):

Instrument	Date of issuance	Maturity date	Effective interest rate for fiscal 2020	January 31, 2020	January 31, 2019
2021 Term Loan (1)	May 2018	May 2021	3.07%	$0	$499
2023 Senior Notes	April 2018	April 2023	3.26%	995	993
2028 Senior Notes	April 2018	April 2028	3.70%	1,489	1,488
Loan assumed on 50 Fremont	February 2015	June 2023	3.75%	193	196
Total carrying value of debt				2,677	3,176
Less current portion of debt				(4)	(3)
Total noncurrent debt				$2,673	$3,173
(1) The Company repaid in full the 2021 Term Loan in fiscal 2020.
Each of the Company's debt agreements requires it to maintain compliance with certain debt covenants, all of which the Company was in compliance with as of January 31, 2020.
The total estimated fair value of the Company's 2023 and 2028 Senior Notes at January 31, 2020 was $2.7 billion. The fair value was determined based on the closing trading price per $100 of the 2023 and 2028 Senior Notes as of the last day of trading for the fourth quarter of fiscal 2020 and is deemed a Level 2 liability within the fair value measurement framework.
The expected future principal payments for all borrowings as of January 31, 2020 is as follows (in millions):

Fiscal period:
Fiscal 2021	$4
Fiscal 2022	4
Fiscal 2023	4
Fiscal 2024	1,182
Thereafter	1,500
Total principal outstanding	$2,694
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
There were no outstanding borrowings under the Credit Facility as of January 31, 2020. The Company continues to pay a commitment fee on the available amount of the Credit Facility, which is included within other expense in the Company's consolidated statement of operations.
Interest Expense on Debt
The following table sets forth total interest expense recognized related to debt (in millions):

	Fiscal Year Ended January 31,
	2020	2019	2018
Contractual interest expense	$106	$106	$23
Amortization of debt issuance costs	4	16	5
Amortization of debt discount	0	4	26
	$110	$126	$54

10. Stockholders’ Equity
The Company maintains the following stock plans: the ESPP, the 2013 Equity Incentive Plan and the 2014 Inducement Equity Incentive Plan (“2014 Inducement Plan”).
As of January 31, 2020 and January 31, 2019, $107 million and $76 million, respectively, was withheld on behalf of employees for future purchases under the ESPP and is recorded in accrued compensation.
From February 1, 2006 through July 2013, options issued had a term of five years. After July 2013, options issued have a term of seven years.
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Fiscal Year Ended January 31,
Stock Options	2020	2019	2018
Volatility	27 - 30%	27 - 28%	28 - 31%
Estimated life	3.5 years	3.5 years	3.5 years
Risk-free interest rate	1.6 - 2.5%	2.5 - 3.0%	1.4 - 2.3%
Weighted-average fair value per share of grants	$39.59	$28.89	$22.71

	Fiscal Year Ended January 31,
ESPP	2020	2019	2018
Volatility	28 - 33%	23 - 26%	21 - 28%
Estimated life	0.75 years	0.75 years	0.75 years
Risk-free interest rate	1.6 - 2.1%	2.0 - 2.6%	1.1 - 1.7%
Weighted-average fair value per share of grants	$41.43	$32.90	$23.64

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

In fiscal 2020 and 2019, the Company granted performance-based restricted stock unit awards to certain employees, including the Chair of the Board and Chief Executive Officer and other senior executives. The performance-based restricted stock unit awards are subject to vesting based on a performance-based condition and a service-based condition. At the end of the three-year service period, based on the Company's share price performance, these performance-based restricted stock units will vest in a percentage of the target number of shares between 0 and 200%, depending on the extent the performance condition is achieved.
Stock option activity, excluding the ESPP is as follows:

		Options Outstanding
	Shares Available for Grant (in millions)	Outstanding Stock Options (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2019	64	26	$74.15
Increase in shares authorized:
2013 Equity Incentive Plan	36	0	0.00
2014 Inducement Plan	2	0	0.00
Assumed equity plans	13	0	0.00
Options granted under all plans	(10)	10	132.72
Restricted stock activity	(28)	0	0.00
Performance-based restricted stock units	(2)	0	0.00
Exercised	0	(7)	55.67
Plan shares expired or canceled	2	(2)	116.84
Balance as of January 31, 2020	77	27	$98.56	$2,222
Vested or expected to vest		25	$95.80	$2,155
Exercisable as of January 31, 2020		14	$66.34	$1,589
The total intrinsic value of the options exercised during fiscal 2020, 2019, and 2018 was $799 million, $784 million, and $373 million, respectively. The intrinsic value of options exercised during each fiscal year is calculated as the difference between the market value of the stock at the time of exercise and the exercise price of the stock option.
The weighted-average remaining contractual life of vested and expected to vest options is approximately four years.
As of January 31, 2020, options to purchase 14 million shares were vested at a weighted-average exercise price of $66.34 per share and had a remaining weighted-average contractual life of approximately three years. The total intrinsic value of these vested options based on the market value of the stock as of January 31, 2020 was approximately $1.6 billion.
During fiscal 2020, the Company recognized stock-based expense related to its equity plans for employees and non-employee directors of $1.8 billion. As of January 31, 2020, the aggregate stock compensation remaining to be recognized to costs and expenses was approximately $4.0 billion.
The aggregate stock compensation remaining to be recognized as of January 31, 2020 is as follows (in millions):

Fiscal Period:
Fiscal 2021	$1,787
Fiscal 2022	1,254
Fiscal 2023	778
Fiscal 2024	197
Total stock compensation	$4,016
The expected stock compensation remaining to be recognized reflects only outstanding stock awards as of January 31, 2020 and assumes no forfeiture activity. The aggregate stock compensation remaining to be recognized to costs and expenses will be recognized over a weighted-average period of two years.

The following table summarizes information about stock options outstanding as of January 31, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in millions)	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares (in millions)	Weighted- Average Exercise Price
$0.36 to $52.30	5	3.7	$29.10	4	$30.55
$54.36 to $75.57	6	3.0	67.41	5	66.08
$76.48 to $113.00	3	3.4	83.71	3	82.59
$118.04	4	5.1	118.04	2	118.04
$122.03 to $158.76	3	6.3	145.38	0	133.49
$161.50	6	6.1	161.50	0	0.00
	27	4.5	$98.56	14	$66.34
Restricted stock activity is as follows:

	Restricted Stock Outstanding
	Outstanding (in millions)	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2019	21	$103.33
Granted - restricted stock units and awards	20	156.21
Granted - performance-based stock units	1	161.50
Canceled	(2)	120.93
Vested and converted to shares	(12)	106.39
Balance as of January 31, 2020	28	$140.14	$5,128
Expected to vest	24		$4,452
The restricted stock, which upon vesting entitles the holder to one share of common stock for each share of restricted stock, has an exercise price of $0.001 per share, which is equal to the par value of the Company’s common stock, and generally vests over four years. The total fair value of shares vested during fiscal 2020, 2019 and 2018 was $1.9 billion, $1.1 billion and $1.0 billion, respectively.
Common Stock
The following number of shares of common stock were reserved and available for future issuance at January 31, 2020 (in millions):

Options outstanding	27
Restricted stock awards and units and performance-based stock units outstanding	28
Stock available for future grant or issuance:
2013 Equity Incentive Plan	74
2014 Inducement Plan	2
Acquired equity plans	1
Amended and Restated 2004 Employee Stock Purchase Plan	1
133
Preferred Stock
The Company’s board of directors has the authority, without further action by stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series. The Company’s board of directors may designate the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of its common stock, impairing the liquidation rights of its common stock, or delaying or preventing a change in control. As of January 31, 2020 and 2019, no shares of preferred stock were outstanding.

11. Income Taxes
The domestic and foreign components of income before provision for (benefit from) income taxes consisted of the following (in millions):

	Fiscal Year Ended January 31,
	2020	2019	2018
Domestic	$686	$839	$160
Foreign	20	144	260
	$706	$983	$420
The provision for (benefit from) income taxes consisted of the following (in millions):

	Fiscal Year Ended January 31,
	2020	2019	2018
Current:
Federal	$8	$0	$(7)
State	33	39	2
Foreign	512	117	85
Total	553	156	80
Deferred:
Federal	(41)	(248)	(2)
State	8	(37)	(14)
Foreign	60	2	(4)
Total	27	(283)	(20)
Provision for (benefit from) income taxes	$580	$(127)	$60
In fiscal 2020, the Company recorded a tax provision primarily driven by incremental tax costs associated with the integration of acquired operations and assets and profitable jurisdictions outside of the United States. In fiscal 2019, the Company released a portion of its valuation allowance related to federal and state deferred tax assets, which was partially offset with the increase in unrecognized tax benefits. In addition, the Company recorded tax expense for profitable jurisdictions outside of the United States. In fiscal 2018, the Company recorded tax expense primarily from profitable jurisdictions outside of the United States.
A reconciliation of income taxes at the statutory federal income tax rate to the provision for (benefit from) income taxes included in the accompanying consolidated statements of operations is as follows (in millions):

	Fiscal Year Ended January 31,
	2020	2019	2018
U.S. federal taxes at statutory rate (1)	$148	$206	$142
State, net of the federal benefit	40	79	(21)
Effects of non-U.S. operations (2)	540	379	(35)
Tax credits	(195)	(132)	(107)
Non-deductible expenses	119	63	53
Excess tax benefits related to shared based compensation	(166)	(137)	(135)
Effect of U.S. tax law change	6	43	126
Change in valuation allowance	85	(612)	42
Other, net	3	(16)	(5)
Provision for (benefit from) income taxes	$580	$(127)	$60
(1) The Company's statutory rates were 21.0 percent for fiscal 2020 and fiscal 2019, and 33.8 percent for fiscal 2018 which reflected the corporate tax rate reduction effective January 1, 2018 due to the Tax Act.
(2) Fiscal 2020 Effects of non-U.S. operations included incremental tax costs associated with the integration of acquired operations and assets.

Deferred Income Taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company’s deferred tax assets and liabilities were as follows (in millions):

	As of January 31,
	2020	2019
Deferred tax assets:
Losses and deductions carryforward	$218	$173
Deferred stock-based expense	193	145
Tax credits	913	605
Deferred rent expense	0	71
Accrued liabilities	214	138
Lease liabilities	769	0
Financing obligation	9	102
Deferred revenue	4	0
Other	22	22
Total deferred tax assets	2,342	1,256
Less valuation allowance	(290)	(205)
Deferred tax assets, net of valuation allowance	2,052	1,051
Deferred tax liabilities:
Deferred commissions	(449)	(347)
Purchased intangibles	(915)	(382)
Depreciation and amortization	(76)	(145)
Basis difference on strategic and other investments	(69)	(56)
Deferred revenue	0	(17)
Lease right-of-use assets	(695)	0
Total deferred tax liabilities	(2,204)	(947)
Net deferred tax assets (liabilities)	$(152)	$104
At January 31, 2020, for federal income tax purposes, the Company had net operating loss carryforwards of approximately $2.4 billion, which expire in fiscal 2021 through 2038 with the exception of post-2017 losses that do not expire, federal research and development tax credits of approximately $626 million, which expire in fiscal 2021 through fiscal 2040, foreign tax credits of approximately $141 million, which expire in fiscal 2021 through fiscal 2029. For California income tax purposes, the Company had net operating loss carryforwards of approximately $781 million which expire beginning in fiscal 2021 through fiscal 2040, California research and development tax credits of approximately $366 million, which do not expire. For other states' income tax purposes, the Company had net operating loss carryforwards of approximately $1.2 billion, which expire beginning in fiscal 2021 through fiscal 2040 and tax credits of approximately $56 million, which expire beginning in fiscal 2021 through fiscal 2040. Utilization of the Company’s net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.
The Company had a valuation allowance of $290 million and $205 million as of January 31, 2020 and January 31, 2019 respectively. The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some or all of its deferred tax assets will not be realized. The Company evaluates and weighs all available positive and negative evidence such as historic results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax-planning strategies. The assessment requires significant judgment and is performed in each of the applicable jurisdictions. The valuation allowance at the end of January 31, 2020 was primarily related to U.S. states’ net operating loss and tax credits, and certain U.S foreign tax credits. The Company will continue to evaluate the need for valuation allowances for its deferred tax assets.

Unrecognized Tax Benefits and Other Considerations
The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50 percent likely to be realized upon settlement with the taxing authority. The Company had gross unrecognized tax benefits of $1.4 billion, $852 million, and $304 million as of January 31, 2020, 2019, and 2018 respectively.
A reconciliation of the beginning and ending balance of total unrecognized tax benefits for fiscal years 2020, 2019 and 2018 is as follows (in millions):

	Fiscal Year Ended January 31,
	2020	2019	2018
Beginning of period	852	$304	$231
Tax positions taken in prior period:
Gross increases	12	474	31
Gross decreases	(37)	(2)	(6)
Tax positions taken in current period:
Gross increases	640	107	51
Settlements	(27)	(15)	(1)
Lapse of statute of limitations	(4)	(10)	(8)
Currency translation effect	(3)	(6)	6
End of period	$1,433	$852	$304
In fiscal 2020, the Company reported a net increase of approximately $581 million in its unrecognized tax benefits primarily for the incremental tax costs associated with the integration of the acquired operations and assets. In fiscal 2019, the Company reported an increase of approximately $548 million in its recognized tax benefits primarily for tax issues related to the integrations of certain historical acquisitions as a result of recent developments of on-going audits and court cases. For fiscal 2020 and 2019, total unrecognized tax benefits in an amount of $1.2 billion and $631 million, respectively, if recognized, would have reduced income tax expense and the Company’s effective tax rate. For fiscal 2018, total unrecognized tax benefits in an amount of $77 million, if recognized, would have reduced income tax expense and the Company’s effective tax rate after considering the impact of the change in valuation allowance in the U.S.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the income tax provision. The Company recorded an immaterial amount for penalties and interest for each of fiscal 2020, 2019 and 2018.
Certain prior year tax returns are currently being examined by various taxing authorities in countries including the United States, France, and Germany. In January 2020, the Company reached a settlement with the IRS Appeals primarily related to transfer pricing issues in earlier tax years, and income tax reserves were adjusted accordingly. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the tax audits cannot be predicted with certainty, if any issues addressed in the Company's tax audits are resolved in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future.
The Company has operations and taxable presence in multiple jurisdictions in the U.S. and outside of the U.S. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions around the world. The Company currently considers U.S. federal, Japan, Australia, Germany, France, United Kingdom, and Israel to be major tax jurisdictions. The Company’s U.S. federal tax returns since fiscal 2008 remain open to examination. With some exceptions, tax years prior to fiscal 2016 in jurisdictions outside of U.S. are generally closed. However, in Japan and United Kingdom, the Company is no longer subject to examinations for years prior to fiscal 2015 and fiscal 2017, respectively.
The Company anticipates it is reasonably possible that a decrease of unrecognized tax benefits up to approximately $18 million may occur in the next 12 months, as the applicable statutes of limitations lapse.
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
A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is as follows (in millions):

4	Fiscal Year Ended January 31,
	2020	2019	2018
Numerator:
Net income	$126	$1,110	$360
Denominator:
Weighted-average shares outstanding for basic earnings per share	829	751	715
Effect of dilutive securities:
Convertible senior notes which matured in April 2018	0	1	5
Employee stock awards	21	21	14
Warrants which settled in June and July 2018	0	2	1
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	850	775	735
The weighted-average number of shares outstanding used in the computation of basic and diluted earnings per share for fiscal 2020 reflects the impact of approximately 102 million shares issued in relation to the acquisitions of Tableau and ClickSoftware in the third quarter fiscal 2020.
The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive (in millions):

	Fiscal Year Ended January 31,
	2020	2019	2018
Employee stock awards	7	4	7

13. Leases and Other Commitments
Leases
The Company has operating leases for corporate offices, data centers, and equipment under non-cancelable operating leases with various expiration dates. The leases have remaining terms of 1 year to 23 years, some of which include options to extend for up to 5 years, and some of which include options to terminate within 1 year.
The components of lease expense were as follows (in millions):

Fiscal Year Ended January 31, 2020
Operating lease cost	$913

Finance lease cost:
Amortization of right-of-use assets	$65
Interest on lease liabilities	20
Total finance lease cost	$85

Supplemental cash flow information related to operating and finance leases was as follows (in millions):

Fiscal Year Ended January 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$827
Operating cash outflows for finance leases	15
Financing cash outflows for finance leases	164
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	509
Supplemental balance sheet information related to operating and finance leases was as follows (in millions):

As of January 31, 2020
Operating leases:
Operating lease right-of-use assets	$3,040

Operating lease liabilities, current	$750
Noncurrent operating lease liabilities	2,445
Total operating lease liabilities	$3,195

Finance leases:
Buildings and building improvements	$325
Computers, equipment and software	468
Accumulated depreciation	(404)
Property and equipment, net	$389

Accrued expenses and other liabilities	$53
Other noncurrent liabilities	332
Total finance lease liabilities	$385
Other information related to leases was as follows:

As of January 31, 2020
Weighted average remaining lease term
Operating leases	7 years
Finance leases	18 years
Weighted average discount rate
Operating leases	2.7%
Finance leases	4.5%
The weighted average remaining lease term for real estate leases with multiple floors with different lease end dates is calculated based on the lease end date for each individual floor.

As of January 31, 2020, the maturities of lease liabilities under non-cancelable operating and finance leases are as follows (in millions):

	Operating Leases	Finance Leases
Fiscal Period:
Fiscal 2021	$819	$67
Fiscal 2022	624	23
Fiscal 2023	448	23
Fiscal 2024	348	24
Fiscal 2025	285	24
Thereafter	1,020	410
Total minimum lease payments	3,544	571
Less: Imputed interest	(349)	(186)
Total	$3,195	$385
Operating lease amounts above do not include sublease income. The Company has entered into various sublease agreements with third parties. Under these agreements, the Company expects to receive sublease income of approximately $169 million in the next five years and $55 million thereafter.
The Company’s lease terms may include options to extend or terminate the lease. These options are reflected in the Company's future contractual obligations when it is reasonably certain that the Company will exercise that option. The Company did not use hindsight when determining lease term, therefore, as of January 31, 2020, renewal options are only included for the Company's finance lease for 350 Mission.
As of January 31, 2020, the Company has additional operating leases that have not yet commenced totaling $2.4 billion and therefore not reflected on the consolidated balance sheet and tables above. These operating leases include agreements for office facilities to be constructed. These operating leases will commence between fiscal year 2021 and fiscal year 2025 with lease terms of 1.5 to 18 years.
Of the total operating lease commitment balance, including leases not yet commenced, of $5.9 billion, approximately $5.4 billion is related to facilities space. The remaining commitment amount is primarily related to equipment.
As of January 31, 2019, prior to the adoption of Topic 842, future minimum lease payments under non-cancelable operating and capital leases was as follows (in millions):

	Capital Leases (1)	Operating Leases (2)	Financing Obligation - Leased Facility (3)
Fiscal Period:
Fiscal 2020	$200	$778	$22
Fiscal 2021	0	658	23
Fiscal 2022	0	466	23
Fiscal 2023	0	369	24
Fiscal 2024	0	314	24
Thereafter	0	1,610	163
Total minimum lease payments	200	$4,195	$279
Less: amount representing interest	(9)
Present value of capital lease obligations	$191
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
(3) Total Financing Obligation - Leased Facility represents the total obligation on the Company’s lease agreement at 350 Mission including amounts allocated to interest and the implied lease for the land. As of January 31, 2019, $215 million of the total $279 million above was recorded to Financing obligation leased facility, of which the current portion is included in accrued expenses and other liabilities and the noncurrent portion is included in other noncurrent liabilities on the consolidated balance sheet. Upon adoption of ASC 842, the lease is accounted for as a finance lease.

Rent expense for fiscal 2019 and 2018 was $365 million and $285 million, respectively.
Letters of Credit
As of January 31, 2020, the Company had a total of $94 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through 2033.
14. Employee Benefit Plans
The Company has a 401(k) plan covering all eligible employees in the United States and a Registered Retirement Savings plan covering all eligible employees in Canada. Since January 1, 2006, the Company has been contributing to the plans. Total Company contributions during fiscal 2020, 2019 and 2018, were $127 million, $106 million and $93 million, respectively.
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
In December 2018, the Company was named as a nominal defendant and certain of its current and former directors were named as defendants in a purported shareholder derivative action in the Delaware Court of Chancery.  The complaint alleged that excessive compensation was paid to such directors for their service, included claims of breach of fiduciary duty and unjust enrichment, and sought restitution and disgorgement of a portion of the directors' compensation. Subsequently, three similar shareholder derivative actions were filed in the Delaware Court of Chancery.  The cases were consolidated under the caption In re Salesforce.com, Inc. Derivative Litigation. The parties agreed to settle the consolidated action, and the Delaware Court of Chancery approved the settlement in December 2019. No appeals were filed and the deadline to file an appeal has passed.
Tableau Litigation
In July and August 2017, two substantially similar securities class action complaints were filed against Tableau and two of its now former executive officers.  The first complaint was filed in the U.S. District for the Southern District of New York (the “Scheufele Action”). The second complaint was filed in the U.S. District Court for the Western District of Washington and was voluntarily dismissed on October 17, 2017.  In December 2017, the lead plaintiff in the Scheufele Action filed an amended complaint, which alleged that between February 5, 2015 and February 4, 2016, Tableau and certain of its executive officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, in connection with statements regarding Tableau’s business and operations by allegedly failing to disclose that product launches and software upgrades by competitors were negatively impacting Tableau’s competitive position and profitability. The amended complaint sought unspecified damages, interest, attorneys’ fees and other costs.  In February 2018, the lead plaintiff filed a second amended complaint (the "SAC"), which contains substantially similar allegations as the amended complaint, and added as defendants two of Tableau’s now former executive officers and directors. Defendants filed a motion to dismiss the SAC in March 2018, which was denied in February 2019. Defendants filed an answer to the SAC in March 2019, and subsequently amended their answer in April 2019. On January 15, 2020, the court granted lead plaintiff’s motion for certification. The parties have completed fact discovery and engaged in expert discovery. The court has not yet set a trial date.
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
16. Related-Party Transactions
In January 1999, the Foundation was chartered on an idea of leveraging the Company’s people, technology and resources to help improve communities around the world. The Company calls this integrated philanthropic approach the 1-1-1 model. Beginning in 2008, Salesforce.org, which was a non-profit public benefit corporation, was established to resell the Company's services to non-profit organizations and certain higher education organizations. As discussed in Note 7, in June 2019, the Company completed a business combination with Salesforce.org.
The Company’s Chair is the chair of the Foundation and, prior to the closing of the business combination, was the chairman of Salesforce.org. The Company’s Chair holds one of the three Foundation board seats. Prior to the closing of the business combination, the Company’s Chair, one of the Company’s employees and one of the Company’s board members held three of Salesforce.org’s eight board seats. Prior to the closing of the business combination, the Company did not control the Foundation’s or Salesforce.org's activities, and accordingly, the Company did not consolidate either of the related entities' statement of activities with its financial results.
Since the Foundation’s and Salesforce.org’s inception, and prior to the closing of the business combination with Salesforce.org, the Company provided at no charge certain resources to those entities' employees such as office space, furniture, equipment, facilities, services and other resources. The value of these items was approximately $6 million in fiscal 2020, prior to the business combination. The value of these items was approximately $15 million and $11 million for fiscal 2019 and 2018, respectively.
Additionally, the Company allowed Salesforce.org to donate subscriptions of the Company’s services to other qualified non-profit organizations. Prior to the closing of the business combination with Salesforce.org, the value of the subscriptions sold by Salesforce.org to external customers pursuant to the reseller agreement, as amended, was approximately $110 million for fiscal 2020, prior to the business combination. The value of the subscriptions sold by Salesforce.org pursuant to the reseller agreement, as amended, was approximately $253 million and $183 million for fiscal 2019 and 2018, respectively.
As discussed in Note 7 “Business Combinations”, in June 2019, the Company reorganized its relationship with Salesforce.org, which was accounted for as a business combination. This transaction did not change the relationship and accounting considerations with the Foundation, as described above.
17. Subsequent Events
In February 2020, the Company entered into an agreement to acquire Vlocity, Inc (“Vlocity”), a leading provider of industry-specific cloud and mobile software. Under the terms of the agreement, the Company will acquire Vlocity for an amount expected to be approximately $1.33 billion, net of the value of shares currently owned by the Company, subject to customary purchase price adjustments. The purchase price will be paid predominantly in cash but also includes the assumption of outstanding equity awards held by Vlocity employees. The acquisition is expected to close in the second quarter fiscal 2021, subject to customary closing conditions, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act.
In February 2020, the Company acquired all outstanding stock of a cloud-based real-time personalization and customer data platform. Beginning with the fiscal quarter ended April 30, 2020, the Company will include the financial results of the acquired company in its consolidated financial statements from the date of the acquisition. The total estimated consideration paid was approximately $100 million. The purchase price was paid predominantly in cash but also included the assumption of outstanding equity awards held by the acquired company’s employees.
In February 2020, the Company made a strategic investment of $150 million in cash for preferred shares of a technology company in a preferred stock financing.

In February 2020, the Company announced that Keith Block resigned as co-CEO and as a director of the Company. The Company entered into an agreement (the “Transition Agreement”) with Mr. Block setting forth the terms of Mr. Block’s transition from the Company, whereby he will continue to serve as Advisor to the Chief Executive Officer through February 25, 2021, subject to early termination by the Company for cause, as defined in the Transition Agreement, by Mr. Block for any reason upon ten days’ written notice, or automatic termination upon Mr. Block’s acceptance of employment or other full-time services with a third party.
18. Selected Quarterly Financial Data (Unaudited)
Selected summarized quarterly financial information for fiscal 2020 and 2019 is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
	(in millions, except per share data)
Fiscal 2020
Revenues	$3,737	$3,997	$4,513	$4,851	$17,098
Gross profit	2,823	3,030	3,379	3,631	12,863
Income (loss) from operations	210	58	65	(36)	297
Net income (loss)	$392	$91	$(109)	$(248)	$126
Basic net income (loss) per share	$0.51	$0.12	$(0.12)	$(0.28)	$0.15
Diluted net income (loss) per share	$0.49	$0.11	$(0.12)	$(0.28)	$0.15
Fiscal 2019
Revenues	$3,006	$3,281	$3,392	$3,603	$13,282
Gross profit	2,239	2,432	2,503	2,657	9,831
Income from operations	191	115	92	137	535
Net income	$344	$299	$105	$362	$1,110
Basic net income per share	$0.47	$0.40	$0.14	$0.47	$1.48
Diluted net income per share	$0.46	$0.39	$0.13	$0.46	$1.43

The Company’s loss from operations in the fourth quarter fiscal 2020 was impacted by the timing of its annual marketing event Dreamforce, which occurred in November 2019 as compared to the third quarter fiscal 2019, as well as the timing of integration and other investments in Tableau. The Company’s fourth quarter fiscal 2020 tax provision included incremental tax costs associated with the integration of acquired operations and assets.

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
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2020 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of Tableau Software, Inc. (“Tableau”), which we acquired in August 2019, ClickSoftware Technologies, Ltd. (“ClickSoftware”) which we acquired in October 2019 and Salesforce.org, which we acquired in June 2019, as discussed in Note 7, "Business Combinations," of the Notes to the Consolidated Financial Statements. We have included the financial results of these in the consolidated financial statements from the date of acquisition. Total revenues and net income subject to Tableau’s, ClickSoftware’s and Salesforce.org’s internal control over financial reporting represented approximately six percent and twenty three percent of our consolidated total revenues and net income for the fiscal year ended January 31, 2020, respectively. Total assets and net assets subject to Tableau's, ClickSoftware’s and Salesforce.org’s internal control over financial reporting represented approximately three percent and one percent of our consolidated total assets and net assets, excluding acquisition method fair value adjustments, as of January 31, 2020, respectively.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2020. We reviewed the results of management’s assessment with our Audit Committee.
The effectiveness of our internal control over financial reporting as of January 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
(c) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended January 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning our directors, our Audit Committee and any changes to the process by which stockholders may recommend nominees to the Board required by this Item are incorporated herein by reference to information contained in the Proxy Statement, including “Directors and Corporate Governance” and, as applicable, “Delinquent Section 16(a) Reports.”
The information concerning our executive officers required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Part I, entitled “Information About Our Executive Officers.”
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
(c) Financial Statement Schedules.

salesforce.com, inc.
Schedule II Valuation and Qualifying Accounts
(in millions)

Description	Balance at beginning of year	Additions	Deductions write-offs	Balance at end of year
Fiscal year ended January 31, 2020
Allowance for doubtful accounts	$22	$25	$(24)	$23
Fiscal year ended January 31, 2019
Allowance for doubtful accounts	$21	$19	$(18)	$22
Fiscal year ended January 31, 2018
Allowance for doubtful accounts	$12	$31	$(22)	$21

ITEM 16.  10-K SUMMARY

Omitted at registrant’s option.

Index to Exhibits

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of March 20, 2018, by and among salesforce.com, inc., Malbec Acquisition Corp. and MuleSoft, Inc.		8-K	001-32224	2.1	3/21/2018
2.2	Agreement and Plan of Merger, dated as of June 9, 2019, by and among salesforce.com, inc., Sausalito Acquisition Corp. and Tableau Software, Inc.		8-K	001-32224	2.1	6/10/2019
3.1	Amended and Restated Certificate of Incorporation of salesforce.com, inc.		8-K	001-32224	3.1	6/7/2019
3.2	Amended and Restated Bylaws of salesforce.com, inc.		8-K	001-32224	3.2	6/7/2019
4.1	Specimen Common Stock Certificate		S-1/A	333-111289	4.2	4/20/2004
4.2	Indenture, dated April 11, 2018, between the Company and U.S. Bank National Association, as trustee		8-K	001-32224	4.1	4/11/2018
4.3	First Supplemental Indenture, dated April 11, 2018, between the Company and U.S. Bank National Association, as trustee		8-K	001-32224	4.2	4/11/2018
4.4	Form of 2023 Notes		8-K	001-32224	4.2	4/11/2018
4.5	Form of 2028 Notes		8-K	001-32224	4.2	4/11/2018
4.6	Description of Common Stock	X
10.1*	Form of Indemnification Agreement between salesforce.com, inc. and its officers and directors		S-1/A	333-111289	10.1	4/20/2004
10.2*	Amended and Restated 2013 Equity Incentive Plan		8-K	001-32224	10.1	6/7/2019
10.3*	Amended and Restated 2004 Employee Stock Purchase Plan		8-K	001-32224	10.2	6/7/2017
10.4*	MetaMind, Inc. 2014 Stock Incentive Plan		S-8	333-211510	4.1	5/20/2016
10.5*	2014 Inducement Equity Incentive Plan, as amended		S-8	333-213685	4.3	6/7/2019
10.6*	Related forms of equity agreements under the Amended and Restated 2014 Inducement Equity Incentive Plan	X
10.7*	Related forms of equity agreements under the Amended and Restated 2013 Equity Incentive Plan	X
10.8*	Related forms of equity agreements under the Amended and Restated 2004 Employee Stock Purchase Plan	X
10.9*	Optimizer TopCo S.A.R.L. 2015 Share Incentive Plan.		S-8	333-234072	4.3	10/3/2019
10.10*	Gratitude Bonus Plan, as amended and restated August 21, 2019, effective August 21, 2019		10-Q	001-32224	10.4	8/23/2019
10.11*	Form of Offer Letter for Executive Officers and schedule of omitted details thereto		10-K	001-32224	10.11	3/9/2012
10.12*	Employment Offer Letter, dated May 2, 2013 between salesforce.com, inc. and Keith Block		8-K	001-32224	10.1	6/11/2013
10.13*	Employment Offer Letter, dated June 11, 2014, between salesforce.com, inc. and Mark Hawkins		8-K	001-32224	10.1	6/30/2014

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
10.14*	Form of Change of Control and Retention Agreement as entered into with Marc Benioff		10-K	001-32224	10.13	3/9/2009
10.15*	Form of Change of Control and Retention Agreement as entered into on or prior to 2014 with Parker Harris, Keith Block, Mark Hawkins, Alex Dayon and Joe Allanson		10-K	001-32224	10.14	3/9/2009
10.16*	Form of Change of Control and Retention Agreement entered into with non-CEO Executive Officers after 2014	X
10.17*	Salesforce Tableau Equity Incentive Plan		S-8 POS	333-232530	4.4	8/1/2019
10.18*	Founder Restricted Stock Agreement	X
10.19*	Non-Employee Director Compensation Program and related form of Director RSU Agreement	X
10.20	Office Lease dated as of April 10, 2014 by and between salesforce.com, inc. and Transbay Tower LLC		10-Q	001-32224	10.2	5/30/2014
10.21	Purchase and Sale Agreement, dated November 10, 2014, between salesforce.com, inc. and 50 Fremont Tower, LLC		10-Q	001-32224	10.2	11/26/2014
10.22	Amended and Restated Credit Agreement, dated as of July 7, 2016, by and among salesforce.com, inc., the subsidiaries of the Company party thereto as guarantors, the lenders from time to time thereto and Wells Fargo Bank, N.A., as Administrative Agent		8-K	001-32224	10.2	7/11/2016
10.23	Tender and Support Agreement, dated as of March 20, 2018, by and among salesforce.com, inc., Malbec Acquisition Corp. and Lightspeed Venture Partners Select, L.P., Lightspeed Venture Partners VII, L.P., New Enterprise Associates 15, L.P., New Enterprise Associates 14, L.P., NEA 15 Opportunities Fund, L.P. and NEA Ventures 2013, L.P.		8-K	001-32224	10.1	3/21/2018
10.24	Tender and Support Agreement, dated as of March 20, 2018, by and among salesforce.com, inc., Malbec Acquisition Corp., Matthew Langdon, Ann Winbald, Gregory Schott, Little Family 1995 TR, Ravi Mhatre, Mhatre Investments LP-Fund 4, Simon Parmett, Robert Horton and Ross Mason.		8-K	001-32224	10.2	3/21/2018
10.25	Second Amended and Restated Credit Agreement, dated as of April 30, 2018, among the Company, the lenders and other parties party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Lender.		8-K	001-32224	10.1	4/30/2018
10.26	Amended and Restated Credit Agreement, dated as of April 30, 2018, among the Company, the lenders and other parties party thereto, and Bank of America, N.A., as Administrative Agent.		8-K	001-32224	10.2	4/30/2018

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
10.27	Credit Agreement, dated as of April 30, 2018, among the Company, the lenders and other parties party thereto, and Bank of America, N.A., as Administrative Agent.		8-K	001-32224	10.3	4/30/2018
10.28	Settlement Agreement between salesforce.com, inc. and BNP Paribas, dated June 12, 2018		8-K	001-32224	10.1	6/15/2018
10.29	Settlement Agreement between salesforce.com, inc. and Bank of America, N.A., dated June 12, 2018		8-K	001-32224	10.2	6/15/2018
10.30	Settlement Agreement between salesforce.com, inc. and Morgan Stanley & Co. International plc, dated June 12, 2018		8-K	001-32224	10.3	6/15/2018
10.31*	Letter Agreement, dated as of June 9, 2019, by and among salesforce.com, inc., Sausalito Acquisition Corp. and Christian Chabot, Patrick Hanrahan and Christopher Stolte.		8-K	001-32224	10.1	6/10/2019
21.1	List of Subsidiaries	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)	X
31.1	Certification of Chief Executive Officer, Marc Benioff, pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Annual Report on Form 10-K for the year ended January 31, 2020, formatted in Inline XBRL (included in Exhibit 101).
* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 5, 2020
salesforce.com, inc.

	By:	/S/ MARK J. HAWKINS
Mark J. Hawkins
President and Chief Financial Officer (Principal Financial Officer)

Dated: March 5, 2020
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

Signature	Title	Date

/s/ Marc Benioff	Chair of the Board and Chief Executive Officer (Principal Executive Officer)	March 5, 2020
Marc Benioff

/s/ Mark J. Hawkins	President and Chief Financial Officer (Principal Financial Officer)	March 5, 2020
Mark J. Hawkins

/s/ Joe Allanson	Executive Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 5, 2020
Joe Allanson

/s/ Craig Conway	Director	March 5, 2020
Craig Conway

/s/ Parker Harris	Director, Co-Founder and Chief Technology Officer	March 5, 2020
Parker Harris

/s/ Alan Hassenfeld	Director	March 5, 2020
Alan Hassenfeld

/s/ Neelie Kroes	Director	March 5, 2020
Neelie Kroes

/s/ Colin Powell	Director	March 5, 2020
Colin Powell

/s/ Sanford R. Robertson	Director	March 5, 2020
Sanford R. Robertson

/s/ John V. Roos	Director	March 5, 2020
John V. Roos

/s/ Robin Washington	Director	March 5, 2020
Robin Washington

/s/ Maynard Webb	Director	March 5, 2020
Maynard Webb

/s/ Susan Wojcicki	Director	March 5, 2020
Susan Wojcicki