Form 10-Q
period 2020-07-31
SALESFORCE.COM, INC.
filed 2020-08-28
CIK 1108524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of August 25, 2020, there were approximately 910 million shares of the Registrant’s Common Stock outstanding.

PART I.
ITEM 1. FINANCIAL STATEMENTS
salesforce.com, inc.
Condensed Consolidated Balance Sheets
(in millions)

	July 31, 2020	January 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,052	$4,145
Marketable securities	5,231	3,802
Accounts receivable, net	3,445	6,174
Costs capitalized to obtain revenue contracts, net	948	926
Prepaid expenses and other current assets	1,170	916
Total current assets	14,846	15,963
Property and equipment, net	2,528	2,375
Operating lease right-of-use assets, net	2,985	3,040
Noncurrent costs capitalized to obtain revenue contracts, net	1,309	1,348
Strategic investments	2,555	1,963
Goodwill	26,301	25,134
Intangible assets acquired through business combinations, net	4,676	4,724
Deferred tax assets and other assets, net	2,580	579
Total assets	$57,780	$55,126
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$3,485	$3,433
Operating lease liabilities, current	767	750
Unearned revenue	8,711	10,662
Total current liabilities	12,963	14,845
Noncurrent debt	2,673	2,673
Noncurrent operating lease liabilities	2,407	2,445
Other noncurrent liabilities	1,297	1,278
Total liabilities	19,340	21,241
Stockholders’ equity:
Common stock	1	1
Additional paid-in capital	33,922	32,116
Accumulated other comprehensive loss	(68)	(93)
Retained earnings	4,585	1,861
Total stockholders’ equity	38,440	33,885
Total liabilities and stockholders’ equity	$57,780	$55,126

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

2	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Revenues:
Subscription and support	$4,840	$3,745	$9,415	$7,241
Professional services and other	311	252	601	493
Total revenues	5,151	3,997	10,016	7,734
Cost of revenues (1)(2):
Subscription and support	1,013	727	1,979	1,405
Professional services and other	298	240	586	476
Total cost of revenues	1,311	967	2,565	1,881
Gross profit	3,840	3,030	7,451	5,853
Operating expenses (1)(2):
Research and development	898	607	1,757	1,161
Marketing and sales	2,275	1,824	4,665	3,521
General and administrative	489	375	991	737
Loss on settlement of Salesforce.org reseller agreement	0	166	0	166
Total operating expenses	3,662	2,972	7,413	5,585
Income from operations	178	58	38	268
Gains on strategic investments, net	682	109	874	390
Other expense	(21)	(3)	(26)	(12)
Income before benefit from (provision for) income taxes	839	164	886	646
Benefit from (provision for) income taxes (3)	1,786	(73)	1,838	(163)
Net income	$2,625	$91	$2,724	$483
Basic net income per share	$2.90	$0.12	$3.02	$0.62
Diluted net income per share	$2.85	$0.11	$2.96	$0.61
Shares used in computing basic net income per share	904	776	901	774
Shares used in computing diluted net income per share	922	795	919	795
_______________
(1) Amounts include amortization of intangible assets acquired through business combinations, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Cost of revenues	$166	$62	$325	$123
Marketing and sales	118	65	230	133
(2) Amounts include stock-based expense, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Cost of revenues	$63	$46	$115	$89
Research and development	184	98	350	179
Marketing and sales	253	199	476	376
General and administrative	78	45	141	87
(3) During the three months ended July 31, 2020 the Company recorded approximately $2.0 billion of benefit from income taxes due to a one-time discrete tax item from the recognition of deferred tax assets related to an intra-entity transfer of intangible property.

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

2	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Net income	$2,625	$91	$2,724	$483
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation and other gains (losses)	28	(17)	5	(30)
Unrealized gains on marketable securities and privately held debt securities	49	6	24	14
Other comprehensive income (loss), before tax	77	(11)	29	(16)
Tax effect	(10)	(1)	(4)	(3)
Other comprehensive income (loss), net	67	(12)	25	(19)
Comprehensive income	$2,692	$79	$2,749	$464

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(unaudited)

	Three and Six Months Ended July 31, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2020	893	$1	$32,116	$(93)	$1,861	$33,885
Common stock issued	6	0	119	0	0	119
Stock-based expenses	0	0	504	0	0	504
Other comprehensive loss, net of tax	0	0	0	(42)	0	(42)
Net income	0	0	0	0	99	99
Balance at April 30, 2020	899	1	32,739	(135)	1,960	34,565
Common stock issued	9	0	605	0	0	605
Stock-based expenses	0	0	578	0	0	578
Other comprehensive income, net of tax	0	0	0	67	0	67
Net income	0	0	0	0	2,625	2,625
Balance at July 31, 2020	908	$1	$33,922	$(68)	$4,585	$38,440

	Three and Six Months Ended July 31, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2019	770	$1	$13,927	$(58)	$1,735	$15,605
Common stock issued	5	0	113	0	0	113
Stock-based expenses	0	0	343	0	0	343
Other comprehensive loss, net of tax	0	0	0	(7)	0	(7)
Net income	0	0	0	0	392	392
Balance at April 30, 2019	775	1	14,383	(65)	2,127	16,446
Common stock issued	5	0	253	0	0	253
Stock-based expenses	0	0	388	0	0	388
Other comprehensive loss, net of tax	0	0	0	(12)	0	(12)
Net income	0	0	0	0	91	91
Balance at July 31, 2019	780	$1	$15,024	$(77)	$2,218	$17,166

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

2	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Operating activities:
Net income	$2,625	$91	$2,724	$483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	649	457	1,307	894
Amortization of costs capitalized to obtain revenue contracts, net	250	217	497	426
Expenses related to employee stock plans	578	388	1,082	731
Loss on settlement of Salesforce.org reseller agreement	0	166	0	166
Gains on strategic investments, net	(682)	(109)	(874)	(390)
Tax benefit from intra-entity transfer of intangible property	(2,003)	0	(2,003)	0
Changes in assets and liabilities, net of business combinations:
Accounts receivable, net	(349)	(146)	2,745	2,628
Costs capitalized to obtain revenue contracts, net	(455)	(173)	(480)	(297)
Prepaid expenses and other current assets and other assets	(203)	28	(214)	(69)
Accounts payable and accrued expenses and other liabilities	693	293	(64)	(252)
Operating lease liabilities	(209)	(182)	(412)	(346)
Unearned revenue	(465)	(594)	(2,020)	(1,573)
Net cash provided by operating activities	429	436	2,288	2,401
Investing activities:
Business combinations, net of cash acquired	(1,154)	(423)	(1,257)	(433)
Purchases of strategic investments	(232)	(62)	(574)	(221)
Sales of strategic investments	51	71	652	265
Purchases of marketable securities	(1,681)	(772)	(2,515)	(1,506)
Sales of marketable securities	207	375	544	461
Maturities of marketable securities	330	137	557	193
Capital expenditures	(114)	(178)	(437)	(337)
Net cash used in investing activities	(2,593)	(852)	(3,030)	(1,578)
Financing activities:
Proceeds from employee stock plans	466	152	724	371
Principal payments on financing obligations	(24)	(134)	(72)	(145)
Repayments of debt	(1)	(201)	(2)	(202)
Net cash provided by (used in) financing activities	441	(183)	650	24
Effect of exchange rate changes	3	(1)	(1)	(6)
Net increase (decrease) in cash and cash equivalents	(1,720)	(600)	(93)	841
Cash and cash equivalents, beginning of period	5,772	4,110	4,145	2,669
Cash and cash equivalents, end of period	$4,052	$3,510	$4,052	$3,510

See accompanying Notes.

salesforce.com, inc.
Condensed Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosure
(in millions)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$2	$6	$48	$56
Income taxes, net of tax refunds	$66	$37	$124	$55
Non-cash investing and financing activities:
Fair value of equity awards assumed	$6	$0	$6	$0

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
Fiscal Year
The Company’s fiscal year ends on January 31. References to fiscal 2021, for example, refer to the fiscal year ending January 31, 2021.
Basis of Presentation
The accompanying condensed consolidated balance sheet as of July 31, 2020 and the condensed consolidated statements of operations, condensed consolidated statements of comprehensive income, condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows for the three and six months ended July 31, 2020 and 2019 are unaudited.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of July 31, 2020, and its results of operations, including its comprehensive income, stockholders' equity and its cash flows for the three and six months ended July 31, 2020 and 2019. All adjustments are of a normal recurring nature. The results for the three and six months ended July 31, 2020 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2021.
These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2020.
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
•the valuation of privately-held strategic investments, including impairments;
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
In December 2019, the novel coronavirus and resulting disease (“COVID-19”) was reported and in March 2020 the World Health Organization declared it a pandemic. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the duration of the outbreak, impact on the Company’s customers and its sales and renewal cycles, and impact on the Company’s employees, as discussed in more detail in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These estimates may change, as new events occur and additional information is obtained, and such changes will be recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from these estimates and any such differences may be material to the Company’s financial statements.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Segments
The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and assess performance. Over the past few years, the Company has completed a number of acquisitions. These acquisitions have allowed the Company to expand its offerings, presence and reach in various market segments of the enterprise cloud computing market.
While the Company has offerings in multiple enterprise cloud computing market segments, including as a result of the Company's acquisitions, and operates in multiple countries, the Company’s business operates in one operating segment because most of the Company's offerings operate on its single Customer 360 Platform and most of the Company's products are deployed in a nearly identical way, and the Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis.
Concentrations of Credit Risk, Significant Customers and Investments
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. Collateral is not required for accounts receivable. The Company maintains an allowance for its doubtful accounts receivable due to estimated credit losses. This allowance is based upon historical loss patterns, the number of days that billings are past due, an evaluation of the potential risk of loss associated with delinquent accounts and current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss patterns. The Company records the allowance against bad debt expense through the condensed consolidated statement of operations up to the amount of revenues recognized to date. Any incremental allowance is recorded as an offset to unearned revenue on the condensed consolidated balance sheet. Receivables are written-off and charged against the recorded allowance when the Company has exhausted collection efforts without success.
No single customer accounted for more than five percent of accounts receivable at July 31, 2020 and January 31, 2020. No single customer accounted for five percent or more of total revenue during the six months ended July 31, 2020 and 2019. As of July 31, 2020 and January 31, 2020, assets located outside the Americas were 15 percent and 12 percent of total assets, respectively. As of July 31, 2020 and January 31, 2020, assets located in the United States were 83 percent and 87 percent of total assets, respectively.
The Company is also exposed to concentrations of risk in its strategic investment portfolio. As of July 31, 2020, the Company held one publicly traded investment with a carrying value greater than 30 percent of its total strategic investments. In addition, the Company held three investments with carrying values that were individually greater than five percent of its total strategic investments, all of which were privately held. As of January 31, 2020, the Company held five investments that were individually greater than five percent of its total strategic investments, of which one was publicly traded and four were privately held. The publicly traded investment held as of July 31, 2020 is different than the publicly traded investment that was held as of January 31, 2020.
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
With the May 2018 acquisition of MuleSoft, Inc. (“MuleSoft”) and the August 2019 acquisition of Tableau Software, Inc. (“Tableau”), subscription and support revenues also includes revenues associated with software licenses. These licenses for on-premises software provide the customer with a right to use the software as it exists when made available. Customers purchase these term licenses through a subscription. Revenues from distinct licenses are generally recognized upfront when the software is made available to the customer. In cases where the Company allocates revenue to software updates and support revenue, the allocated revenue is recognized as the updates are provided, which is generally ratably over the contract term.
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
Cloud Services and software licenses are distinct because such offerings are often sold separately. In determining whether professional services are distinct, the Company considers the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the subscription start date and the contractual dependence of the service on the customer’s satisfaction with the professional services work. To date, the Company has concluded that professional services included in contracts with multiple performance obligations are distinct.
The Company allocates the transaction price to each performance obligation on a relative SSP basis. The SSP is the price at which the Company would sell a promised product or service separately to a customer. Judgment is required to determine the SSP for each distinct performance obligation.
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
During the six months ended July 31, 2020, the Company capitalized $480 million of costs to obtain revenue contracts and amortized $497 million to marketing and sales expense. During the same period a year ago, the Company capitalized $297 million of costs to obtain revenue contracts and amortized $426 million to marketing and sales expense. During the three months ended April 30, 2020, the Company offered its direct sales force a partial minimum commission guarantee that would pay the greater of actual commissions earned or a fixed amount of their variable compensation that would have been otherwise paid during the three months ended April 30, 2020 if incremental new business was not impacted by the COVID-19 pandemic. As these payments were guaranteed and not a cost to obtain a revenue contract, the amounts were immediately expensed and are reflected in the Company’s condensed consolidated statement of operations for the six months ended July 31, 2020. Costs capitalized to obtain a revenue contract, net on the Company's condensed consolidated balance sheets totaled $2.3 billion as of July 31, 2020 and as of January 31, 2020. There were no impairments of costs to obtain revenue contracts for the three and six months ended July 31, 2020 and 2019, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value.
Marketable Securities
The Company considers all of its marketable debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the condensed consolidated balance sheets. Securities are classified as available for sale and are carried at fair value, with the change in unrealized gains and losses, net of tax, reported as a separate component on the condensed consolidated statements of comprehensive income until realized. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of the excess, if any, is caused by expected credit losses, as required by new accounting pronouncement ASU 2016-13 discussed in further detail below. Expected credit losses on securities are recognized in other income (expense), net on the condensed consolidated statements of operations, and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive loss in stockholders' equity. For the purposes of computing realized and unrealized gains and losses, the cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is included as a component of investment income.

Strategic Investments
The Company holds strategic investments in privately held debt and equity securities and publicly held equity securities in which the Company does not have a controlling interest.
Privately held equity securities which the Company does not have a controlling financial interest in but does exercise significant influence over the investee are accounted for under the equity method. Privately held equity securities not accounted for under the equity method are recorded at cost and adjusted for observable transactions for same or similar investments of the same issuer (referred to as the measurement alternative) or impairment. All gains and losses on privately held equity securities, realized and unrealized, are recorded through gains on strategic investments, net on the condensed consolidated statement of operations. Privately held debt securities are recorded at fair value with changes in fair value recorded through accumulated other comprehensive income on the condensed consolidated balance sheet.
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
Derivative Financial Instruments
The Company enters into foreign currency derivative contracts with financial institutions to reduce foreign exchange risk. The Company uses forward currency derivative contracts to minimize the Company’s exposure to balances primarily denominated in the Euro, British Pound Sterling, Japanese Yen, Canadian Dollar and Australian Dollar. The Company’s foreign currency derivative contracts, which are not designated as hedging instruments, are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. The Company’s derivative financial instruments program is not designated for trading or speculative purposes. The Company generally enters into master netting arrangements with the financial institutions with which it contracts for such derivative contracts, which permit net settlement of transactions with the same counterparty, thereby reducing credit-related losses in the event of the financial institutions' nonperformance. Outstanding foreign currency derivative contracts are recorded at fair value on the condensed consolidated balance sheets.
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

Property and Equipment
Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of those assets as follows:

Computers, equipment and software	3 to 9 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of the estimated lease term or 10 years
Buildings and building improvements	10 to 40 years
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
There were no material impairments of intangible assets, long-lived assets or goodwill during the six months ended July 31, 2020 and 2019, respectively.
Business Combinations
The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions, tax-related valuation allowances and pre-acquisition contingencies are initially recorded in connection with a business combination as of the acquisition date. The Company continues to collect information and reevaluates these estimates and assumptions quarterly and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s condensed consolidated statement of operations.
In the event the Company acquires an entity with which the Company has a preexisting relationship, the Company will generally recognize a gain or loss to settle that relationship as of the acquisition date within operating income on the condensed consolidated statements of operations. In the event that the Company acquires an entity in which the Company previously held a strategic investment, the difference between the fair value of the shares as of the date of the acquisition and the carrying value of the strategic investment is recorded as a gain or loss and recorded within net gains (or losses) on strategic investments in the condensed consolidated statement of operations.

Leases
The Company determines if an arrangement is a lease at inception and classifies its leases at commencement. Operating leases are included in operating lease right-of-use (“ROU”) assets and current and noncurrent operating lease liabilities on the Company’s condensed consolidated balance sheets. Finance leases are included in property and equipment, accrued expenses and other liabilities, and other noncurrent liabilities on the Company’s condensed consolidated balance sheets.
ROU assets represent the Company's right to use an underlying asset for the lease term and the corresponding lease liabilities represent its obligation to make lease payments arising from the lease. Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The lease ROU asset is reduced for tenant incentives. As the Company’s leases typically do not provide an implicit rate, the net present value of future minimum lease payments is determined using the Company’s incremental borrowing rate. The Company's incremental borrowing rate is an estimate of the interest rate the Company would have to pay to borrow on a collateralized basis with similar terms and payments, in an economic environment where the leased asset is located. The Company’s lease terms may include options to extend or terminate the lease. These options are reflected in the ROU asset and lease liability when it is reasonably certain that the Company will exercise the option. The Company reassesses the lease term if and when a significant event or change in circumstances occurs within the control of the Company, such as construction of significant leasehold improvements that are expected to have economic value when the option becomes exercisable.
Lease expenses for minimum lease payments for operating leases are recognized on a straight-line basis over the lease term. Amortization expense of the ROU asset for finance leases is recognized on a straight-line basis over the lease term and interest expense for finance leases is recognized based on the incremental borrowing rate.
The Company has lease agreements which contain both lease and non-lease components, which it has elected to combine for all asset classes. In addition, the Company does not recognize ROU assets or lease liabilities for leases with a term of 12 months or less for any asset classes.
On the lease commencement date the Company establishes assets and liabilities for the present value of estimated future costs to retire long-lived assets at the termination or expiration of a lease. Such assets are amortized over the lease term to operating expense.
The Company additionally has entered into subleases for unoccupied leased office space. Any impairments to the ROU asset, leasehold improvements or other assets as a result of a sublease are recognized in the period the sublease is executed and recorded as an operating expense. Similar to other long-lived assets, management tests ROU assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. For leased assets, such circumstances would include subleases which do not fully recover the costs of the associated lease.
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
Stock-based expenses related to the Company’s Amended and Restated 2004 Employee Stock Purchase Plan (“ESPP” or “2004 Employee Stock Purchase Plan”) are measured based on grant date at fair value using the Black-Scholes option pricing model. The Company recognizes stock-based expenses related to shares issued pursuant to the 2004 Employee Stock Purchase Plan on a straight-line basis over the offering period, which is 12 months. The ESPP allows employees to purchase shares of the Company's common stock at a 15 percent discount from the lower of the Company’s stock price on (i) the first day of the offering period or on (ii) the last day of the purchase period and also allows employees to reduce their percentage election once during a six month purchase period (December 15 and June 15 of each fiscal year), but not increase that election until the next one-year offering period. The ESPP also includes a re-set provision for the purchase price if the stock price on the purchase date is less than the stock price on the offering date.
Stock-based expenses related to performance share grants, which are awarded to executive officers and other members of senior management, are measured based on grant date at fair value using a Monte Carlo simulation model and expensed on a straight-line basis, net of estimated forfeitures, over the service period of the awards, which is generally the vesting term of three years.
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
New Accounting Pronouncement Adopted in Fiscal 2021
ASU 2016-13
In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13) "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, which includes the Company's accounts receivables, certain financial instruments and contract assets. ASU 2016-13 replaces the prior incurred loss impairment model with an expected loss methodology, which results in more timely recognition of credit losses. Effective on February 1, 2020, the Company adopted the provisions and expanded disclosure requirements described in ASU 2016-13. The adoption of ASU 2016-13 was not material to the consolidated financial statements.

Accounting Pronouncement Pending Adoption
In December 2019, the FASB issued Accounting Standards Update No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”),” which modifies and eliminates certain exceptions to the general principles of ASC 740, Income taxes. The new standard is effective for interim and annual periods beginning after December 15, 2020, and early adoption is permitted. The Company is currently evaluating the impact of the adoption to its consolidated financial statements.
2. Revenues
Disaggregation of Revenue
Subscription and Support Revenue by the Company's service offerings
Subscription and support revenues consisted of the following (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Sales Cloud	$1,279	$1,130	$2,524	$2,203
Service Cloud	1,303	1,087	2,555	2,107
Salesforce Platform and Other	1,512	912	2,876	1,754
Marketing and Commerce Cloud	746	616	1,460	1,177
	$4,840	$3,745	$9,415	$7,241

Total Revenue by Geographic Locations
Revenues by geographical region consisted of the following (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Americas	$3,596	$2,816	$6,966	$5,433
Europe	1,070	786	2,104	1,541
Asia Pacific	485	395	946	760
	$5,151	$3,997	$10,016	$7,734
Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 96 percent during the three and six months ended July 31, 2020 and 2019, respectively. No other country represented more than ten percent of total revenue during the three and six months ended July 31, 2020 and 2019, respectively.
Contract Balances
Contract Assets
As described in Note 1, subscription and support revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract. License revenue is recognized as the licenses are delivered. The Company records a contract asset when revenue recognized on a contract exceeds the billings. The Company's standard billing terms are annual in advance. Contract assets were $508 million as of July 31, 2020 as compared to $449 million as of January 31, 2020, and are included in prepaid expenses and other current assets on the condensed consolidated balance sheet. Impairments of contract assets were immaterial during the three and six months ended July 31, 2020 and 2019, respectively.
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

The change in unearned revenue was as follows (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Unearned revenue, beginning of period	$9,112	$7,585	$10,662	$8,564
Billings and other (1)	4,632	3,396	7,937	6,110
Contribution from contract asset	54	7	59	51
Revenue recognized ratably over time	(4,657)	(3,736)	(9,110)	(7,223)
Revenue recognized over time as delivered	(190)	(174)	(381)	(346)
Revenue recognized at a point in time	(304)	(87)	(525)	(165)
Unearned revenue from business combinations	64	151	69	151
Unearned revenue, end of period	$8,711	$7,142	$8,711	$7,142
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
Revenue recognized at a point in time substantially consists of on-premises software licenses.
Remaining Performance Obligation
Remaining performance obligation represents contracted revenue that has not yet been recognized and includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price allocated to the remaining performance obligation is influenced by several factors, including seasonality, the timing of renewals, the timing of software license deliveries, average contract terms and foreign currency exchange rates. Unbilled portions of the remaining performance obligation denominated in foreign currencies are revalued each period based on the period end exchange rates. Unbilled portions of the remaining performance obligation are subject to future economic risks including bankruptcies, regulatory changes and other market factors.
The Company excludes amounts related to performance obligations that are billed and recognized as they are delivered. This primarily consists of professional services contracts that are on a time-and-materials basis.
The majority of the Company's noncurrent remaining performance obligation is expected to be recognized in the next 13 to 36 months.
Remaining performance obligation consisted of the following (in billions):

	Current	Noncurrent	Total
As of July 31, 2020	$15.2	$15.4	$30.6
As of January 31, 2020	$15.0	$15.8	$30.8

3. Investments
Marketable Securities
At July 31, 2020, marketable securities consisted of the following (in millions):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$2,937	$24	$(2)	$2,959
U.S. treasury securities	157	3	0	160
Mortgage backed obligations	313	6	0	319
Asset backed securities	1,053	9	(1)	1,061
Municipal securities	296	1	0	297
Foreign government obligations	107	0	0	107
U.S. agency obligations	17	0	0	17
Covered bonds	308	3	0	311
Total marketable securities	$5,188	$46	$(3)	$5,231
At January 31, 2020, marketable securities consisted of the following (in millions):

Investments classified as Marketable Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate notes and obligations	$2,199	$9	$(1)	$2,207
U.S. treasury securities	182	1	0	183
Mortgage backed obligations	225	1	0	226
Asset backed securities	779	2	0	781
Municipal securities	157	1	0	158
Foreign government obligations	69	0	0	69
U.S. agency obligations	12	0	0	12
Time deposits	1	0	0	1
Covered bonds	165	0	0	165
Total marketable securities	$3,789	$14	$(1)	$3,802
The contractual maturities of the investments classified as marketable securities are as follows (in millions):

	As of
	July 31, 2020	January 31, 2020
Due within 1 year	$1,990	$1,332
Due in 1 year through 5 years	3,233	2,466
Due in 5 years through 10 years	8	4
	$5,231	$3,802
As of July 31, 2020, the following marketable securities were in a continuous unrealized loss position (in millions):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate notes and obligations	$737	$(2)	$0	$0	$737	$(2)
Asset backed securities	92	(1)	0	0	92	(1)
	$829	$(3)	$0	$0	$829	$(3)
The unrealized losses for each of the marketable securities were less than $1 million. The Company does not believe any of the unrealized losses represent an indication of credit loss based on its evaluation of available evidence as of July 31, 2020. The Company does not intend to sell its investments in a loss position and it is not more likely than not that the Company will be required to sell the investments before recovery of the investment’s amortized basis. No credit allowances were recorded as of July 31, 2020. The Company expects to receive the full principal and interest on all of these marketable securities.

Investment Income
Investment income consists of interest income, realized gains and realized losses on the Company’s cash, cash equivalents and marketable securities. The components of investment income are presented below (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Interest income	$18	$31	$46	$57
Realized gains	1	1	2	1
Realized losses	0	(1)	(1)	(1)
Investment income	$19	$31	$47	$57
Strategic Investments
Strategic investments by form and measurement category as of July 31, 2020 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$864	$1,537	$110	$2,511
Debt securities	0	0	44	44
Total strategic investments	$864	$1,537	$154	$2,555
Strategic investments by form and measurement category as of January 31, 2020 were as follows (in millions):

	Measurement Category
	Fair Value	Measurement Alternative	Other	Total
Equity securities	$370	$1,502	$40	$1,912
Debt securities	0	0	51	51
Total strategic investments	$370	$1,502	$91	$1,963
Measurement Alternative Adjustments
The components of privately held equity securities accounted for under the measurement alternative included in the table above are presented below (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Carrying amount, beginning of period	$1,731	$927	$1,502	$785
Adjustments related to privately held equity securities:
Net additions (1)	(209)	(9)	56	11
Upward adjustments	25	32	55	172
Impairments and downward adjustments	(10)	(33)	(76)	(51)
Carrying amount, end of period	$1,537	$917	$1,537	$917
(1) Net additions include additions from purchases and reductions due to exits of securities and reclassifications due to changes to capital structure.
In February 2020, the Company made a strategic investment of $150 million in cash for preferred shares of a technology company in a preferred stock financing. The investment was accounted for using the measurement alternative. In June 2020, the Company made a strategic investment of $100 million in cash for preferred shares of a technology company in a preferred stock financing. The investment was accounted for using the measurement alternative.
In July 2020, one of the Company’s investments, which was previously accounted for under the measurement alternative, completed its initial public offering which resulted in a change of accounting methodology to fair value and the recognition of an unrealized gain of $617 million for the three months ended July 31, 2020, which is reflected in the table below. The investment is subject to a lock-up agreement in which the Company’s ability to sell is restricted until January 2021. As of July 31, 2020, the Company’s carrying value of this investment was $851 million.
Since the adoption of Accounting Standards Update No. 2016-01, “Financial Instrument-Overall (Subtopic 825-10)” (“ASU 2016-01”) on February 1, 2018, cumulative impairments and downward adjustments were $178 million and cumulative upward adjustments were $509 million through July 31, 2020.

Gains on strategic investments, net
The components of gains and losses on strategic investments are presented below (in millions):

2	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Unrealized gains recognized on publicly traded equity securities, net	$623	$66	$623	$216
Unrealized gains (losses) recognized on privately held equity securities, net	14	0	(24)	122
Realized gains on sales of equity securities, net	49	43	288	62
Losses on debt securities, net	(4)	0	(13)	(10)
Gains on strategic investments, net	$682	$109	$874	$390
Realized gains on sales of equity securities, net reflects the difference between the sale proceeds and the carrying value of the equity security at the beginning of the period or the purchase date, if later. The cumulative net realized gain, measured as the sale price less the initial purchase price, for securities that were exited during the three and six months ended July 31, 2020 was $168 million and $527 million, respectively. Cumulative net realized gains for the three and six months ended July 31, 2020 includes approximately $147 million related to the Company’s acquisition of Vlocity in June 2020. See Note 6 for additional details on the acquisition. Cumulative net realized gains for the six months ended July 31, 2020 also includes gains related to the Company’s sales of two of its publicly traded investments resulting in a realized gain of $222 million, and a cumulative net gain of $314 million.
Net unrealized gains recognized in the three and six months ended July 31, 2020 for strategic investments still held as of July 31, 2020 were $633 million and $586 million, respectively. These include approximately $14 million and $91 million of impairments on its privately held equity and debt securities during the three and six months ended July 31, 2020, respectively.
4. Derivatives
Details on outstanding foreign currency derivative contracts are presented below (in millions):

	As of
	July 31, 2020	January 31, 2020
Notional amount of foreign currency derivative contracts	$4,484	$5,543
The fair value of the Company’s outstanding derivative instruments not designated as hedging instruments are summarized below (in millions):

		As of
	Balance Sheet Location	July 31, 2020	January 31, 2020
Derivative Assets
Foreign currency derivative contracts	Prepaid expenses and other current assets	$107	$28
Derivative Liabilities
Foreign currency derivative contracts	Accounts payable, accrued expenses and other liabilities	$94	$24
Gains (losses) on derivative instruments not designated as hedging instruments recorded in other income in the condensed consolidated statements of operations are summarized below (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Foreign currency derivative contracts	$(17)	$(35)	$(15)	$1

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
The following table presents information about the Company’s assets and liabilities that are measured at fair value as of July 31, 2020 and indicates the fair value hierarchy of the valuation (in millions):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of July 31, 2020
Cash equivalents (1):
Time deposits	$0	$858	$0	$858
Money market mutual funds	1,114	0	0	1,114
Marketable securities:
Corporate notes and obligations	0	2,959	0	2,959
U.S. treasury securities	0	160	0	160
Mortgage backed obligations	0	319	0	319
Asset backed securities	0	1,061	0	1,061
Municipal securities	0	297	0	297
Foreign government obligations	0	107	0	107
U.S. agency obligations	0	17	0	17
Covered bonds	0	311	0	311
Strategic investments:
Publicly held equity securities	864	0	0	864
Foreign currency derivative contracts (2)	0	107	0	107
Total assets	$1,978	$6,196	$0	$8,174
Liabilities:
Foreign currency derivative contracts (3)	0	94	0	94
Total liabilities	$0	$94	$0	$94
___________
(1) Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheet as of July 31, 2020, in addition to $2.1 billion of cash.
(2) Included in “prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheet as of July 31, 2020.
(3) Included in “accounts payable, accrued expenses and other liabilities” in the accompanying condensed consolidated balance sheet as of July 31, 2020.

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
______________
(1) Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheet in addition to $2.1 billion of cash.
(2) Included in “prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheet.
(3) Included in “accounts payable, accrued expenses and other liabilities” in the accompanying condensed consolidated balance sheet.
Strategic investments measured and recorded at fair value on a non-recurring basis
The Company's privately held debt and equity securities and equity method investments are recorded at fair value on a non-recurring basis. The estimation of fair value for these investments requires the use of significant unobservable inputs, and as a result, the Company classifies these assets as Level 3 within the fair value hierarchy. For example, the Company's privately held equity securities that have been remeasured are classified within Level 3 in the fair value hierarchy because the value is based on valuation methods using the observable transaction price and other unobservable inputs including the volatility, rights, and obligations of the securities the Company holds. The Company's privately held debt and equity securities and equity method investments amounted to $1.7 billion as of July 31, 2020 and $1.6 billion as of January 31, 2020.
6. Business Combinations
Vlocity
In June 2020, the Company acquired all outstanding stock of Vlocity, Inc. ("Vlocity"), a leading provider of industry-specific cloud and mobile software. The Company has included the financial results of Vlocity in the condensed consolidated financial statements from the date of acquisition, which were not material to date. The transaction costs associated with its acquisition were immaterial. The acquisition date fair value of the consideration transferred for Vlocity was approximately $1.4 billion, which consisted of the following (in millions):

Fair Value
Cash	$1,166
Fair value of stock options and restricted stock awards assumed	6
Fair value of pre-existing relationship	208
Total	$1,380
The fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model. The share conversion ratio of 0.05817 was applied to convert Vlocity's outstanding equity awards for Vlocity's common stock into equity awards for shares of the Company's common stock.
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the date of acquisition (in millions):

Fair Value
Cash and cash equivalents	$12
Accounts receivable	22
Goodwill	1,024
Intangible assets	473
Other assets	15
Accounts payable, accrued expenses and other liabilities, current and noncurrent	(35)
Unearned revenue	(64)
Deferred tax liability	(67)
Net assets acquired	$1,380
The excess of purchase consideration over the fair value of net tangible and intangible assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce and expanded market opportunities, for which there is no basis for U.S. income tax purposes. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions and may be subject to change as additional information is received. The primary areas that remain preliminary relate to the fair values of intangible assets acquired, certain tangible assets and liabilities acquired, legal and other contingencies as of the acquisition date, income and non-income based taxes and residual goodwill. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in millions):

	Fair Value	Useful Life
Developed technology	$174	4 years
Customer relationships	299	8 years
Total intangible assets subject to amortization	$473
Developed technology represents the fair value of Vlocity’s industry-specific cloud and mobile software. Customer relationships represent the fair values of the underlying relationships with Vlocity customers.
The Company assumed unvested options with a fair value of $139 million. Of the total consideration, $6 million was allocated to the purchase consideration and $133 million was allocated to future services and will be expensed over the remaining service periods on a straight-line basis.
The Company had a noncontrolling equity investment in Vlocity valued at $167 million prior to the acquisition. The Company recognized a gain of approximately $41 million as a result of remeasuring its prior equity interest in Vlocity held before the business combination. The gain is included in gains on strategic investments, net in the condensed consolidated statement of operations.
Evergage
In February 2020, the Company acquired all outstanding stock of Evergage Inc. ("Evergage"), for consideration consisting of cash and equity awards assumed. Evergage is a cloud-based real-time personalization and customer data platform. The acquisition date fair value of the consideration transferred for Evergage was approximately $100 million, which consisted of cash and the fair value of stock options and restricted stock awards assumed. The Company recorded approximately $25 million for developed technology and customer relationships with estimated useful lives of three to five years. The Company recorded approximately $74 million of goodwill which is primarily attributed to the assembled workforce and expanded market opportunities from integrating Evergage's technology with the Company's other offerings. For the goodwill balance there is no basis for U.S. income tax purposes. The fair values assigned to tangible assets acquired and liabilities assumed are based on management’s estimates and assumptions and may be subject to change as additional information is received and certain tax returns are finalized. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
The Company has included the financial results of Evergage in the condensed consolidated financial statements from the date of acquisition, which were not material. The transaction costs associated with the acquisition were not material.
7. Intangible Assets Acquired Through Business Combinations and Goodwill
Intangible assets acquired through business combinations
Intangible assets acquired through business combinations are as follows (in millions):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Remaining Useful Life (Years)
	January 31, 2020	Additions and retirements, net	July 31, 2020	January 31, 2020	Expense and retirements, net	July 31, 2020	January 31, 2020	July 31, 2020	July 31, 2020
Acquired developed technology	$3,598	$185	$3,783	$(1,249)	$(325)	$(1,574)	$2,349	$2,209	3.6
Customer relationships	3,252	316	3,568	(888)	(218)	(1,106)	2,364	2,462	7.2
Other (1)	72	6	78	(61)	(12)	(73)	11	5	3.7
Total	$6,922	$507	$7,429	$(2,198)	$(555)	$(2,753)	$4,724	$4,676	5.5
(1) Included in other are in-place leases, trade names, trademarks and territory rights.
Amortization of intangible assets resulting from business combinations for three months ended July 31, 2020 and 2019 was $284 million and $127 million, respectively, and for the six months ended July 31, 2020 and 2019 was $555 million and $256 million, respectively.
The expected future amortization expense for intangible assets as of July 31, 2020 is as follows (in millions):

Fiscal Period:
Remaining six months of fiscal 2021	$568
Fiscal 2022	1,076
Fiscal 2023	921
Fiscal 2024	833
Fiscal 2025	568
Thereafter	710
Total amortization expense	$4,676
Customer contract assets acquired through business combinations
Customer contract assets resulting from business combinations reflects the fair value of future billings of amounts that are contractually committed by acquired companies' existing customers as of the acquisition date. Customer contract assets are amortized over the corresponding contract terms. Customer contract assets resulting from business combinations were $67 million and $93 million as of July 31, 2020 and January 31, 2020, respectively, and are included in other assets on the condensed consolidated balance sheets.

Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill amounts are not amortized, but are rather tested for impairment at least annually during the fourth quarter.
The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, were as follows (in millions):

Balance as of January 31, 2020	$25,134
Evergage	74
Vlocity	1,024
Other acquisitions and adjustments (1)	69
Balance as of July 31, 2020	$26,301
(1) Adjustments include measurement period adjustments for business combinations from the prior year and the effect of foreign currency translation.
8. Debt
The carrying values of the Company's borrowings were as follows (in millions):

Instrument	Date of issuance	Maturity date	Effective interest rate for the three months ended July 31, 2020	July 31, 2020	January 31, 2020
2023 Senior Notes	April 2018	April 2023	3.26%	$995	$995
2028 Senior Notes	April 2018	April 2028	3.70%	1,490	1,489
Loan assumed on 50 Fremont	February 2015	June 2023	3.75%	191	193
Total carrying value of debt				2,676	2,677
Less current portion of debt				(3)	(4)
Total noncurrent debt				$2,673	$2,673
Each of the Company's debt agreements requires it to maintain compliance with certain debt covenants, all of which the Company was in compliance with as of July 31, 2020.
The total estimated fair value of the Company's 2023 and 2028 Senior Notes as of July 31, 2020 and January 31, 2020 was $2.9 billion and $2.7 billion, respectively. The fair value was determined based on the closing trading price per $100 of the 2023 and 2028 Senior Notes as of the last day of trading for the second quarter of fiscal 2021 and last day of trading for the fourth quarter of fiscal 2020, respectively, and is deemed a Level 2 liability within the fair value measurement framework.
The expected future principal payments for all borrowings as of July 31, 2020 is as follows (in millions):

Fiscal period:
Remaining six months of fiscal 2021	$2
Fiscal 2022	4
Fiscal 2023	4
Fiscal 2024	1,182
Fiscal 2025	0
Thereafter	1,500
Total principal outstanding	$2,692
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
There were no outstanding borrowings under the Credit Facility as of July 31, 2020. The Company continues to pay a commitment fee on the available amount of the Credit Facility, which is included within other expense in the Company's condensed consolidated statement of operations.

Interest Expense on Debt
The following table sets forth total interest expense recognized related to debt (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Contractual interest expense	$24	$28	$48	$56
Amortization of debt issuance costs	1	1	2	2
	$25	$29	$50	$58

9. Other Balance Sheet Accounts
In March 2020, the Company purchased the property located at 450 Mission St. (“450 Mission”) in San Francisco, California for approximately $150 million, of which $110 million was allocated to land, $34 million to building, which is included in property and equipment, net and $6 million to in-place leases, which is included in intangible assets in the accompanying condensed consolidated balance sheet.
Accounts payable, accrued expenses and other liabilities as of July 31, 2020 included approximately $1.3 billion of accrued compensation as compared to $1.5 billion as of January 31, 2020.
10. Stockholders’ Equity
The fair value of the Company’s stock options and ESPP shares was estimated on the date of grant and the first day of the ESPP purchase period, respectively, using the Black-Scholes option pricing model. The weighted-average fair value per share for stock options grants, excluding assumed awards, was $48.50 and $40.06 in the three and six months ended July 31, 2020, respectively compared to $38.97 and $40.69 in the three and six months ended July 31, 2019, respectively. The weighted-average fair value per share for ESPP shares was $53.64 in the three months ended July 31, 2020 compared to $38.88 in the three months ended July 31, 2019.
Stock option activity, excluding the ESPP for the six months ended July 31, 2020 is as follows:

	Options Outstanding
	Outstanding Stock Options (in millions)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2020	27	$98.56
Options granted under all plans	8	143.56
Exercised	(6)	75.67
Plan shares expired or canceled	(1)	136.90
Balance as of July 31, 2020	28	$115.05	$2,183
Vested or expected to vest	25	$112.45	$2,073
Exercisable as of July 31, 2020	11	$79.70	$1,312
The following table summarizes information about stock options outstanding as of July 31, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in millions)	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares (in millions)	Weighted- Average Exercise Price
$0.36 to $59.34	6	3.5	$39.57	5	$40.99
$59.64 to $80.99	4	3.4	76.55	3	77.67
$81.88 to $118.04	4	4.5	114.83	2	113.95
$122.03 to $148.95	2	5.8	142.35	0	0.00
$154.14	6	6.7	154.14	0	0.00
$155.20 to $191.65	6	5.7	163.49	1	161.50
	28	5.0	$115.05	11	$79.70

Restricted stock activity for the six months ended July 31, 2020 is as follows:

	Restricted Stock Outstanding
	Outstanding (in millions)	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2020	28	$140.14
Granted - restricted stock units and awards	11	158.87
Granted - performance-based stock units	1	154.14
Canceled	(1)	139.50
Vested and converted to shares	(7)	132.77
Balance as of July 31, 2020	32	$148.39	$6,076
Expected to vest	27		$5,260
During the six months ended July 31, 2020 the Company recognized stock-based expense related to its equity plans for employees and non-employee directors of $1.1 billion. The aggregate stock compensation remaining to be recognized as of July 31, 2020 is as follows (in millions):

Fiscal Period:
Remaining six months of fiscal 2021	$1,115
Fiscal 2022	1,759
Fiscal 2023	1,273
Fiscal 2024	690
Fiscal 2025	114
Total stock compensation	$4,951
The expected amortization reflects only outstanding stock awards as of July 31, 2020 and assumes no forfeiture activity. The aggregate stock compensation remaining to be recognized to costs and expenses will be recognized over a weighted-average period of approximately 2 years.
Shares reserved and available for future issuance as of July 31, 2020 and January 31, 2020 were 148 million shares and 133 million shares, respectively.
11. Income Taxes
Effective Tax Rate
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. For the six months ended July 31, 2020, the Company reported a tax benefit of $1.8 billion on a pretax income of $886 million, which resulted in a negative effective tax rate of 207 percent. The Company’s effective tax rate differs from the U.S. statutory rate of 21 percent primarily due to a one-time discrete tax benefit of $2.0 billion recorded in the three months ended July 31, 2020. The Company changed its international corporate structure, which included the consolidation of certain intangible property in Ireland resulting in a net tax benefit related to foreign deferred tax assets. The Company believes that it is more likely than not the deferred tax assets will be realized in Ireland.
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
Unrecognized Tax Benefits and Other Considerations
The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. Certain prior year tax returns are currently being examined by various taxing authorities in countries including the United States, France and Germany. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the tax audits cannot be predicted with certainty, if any issues arising in the Company's tax audits progress in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future. In addition, the Company anticipates it is reasonably possible that a decrease of its unrecognized tax benefits up to approximately $6 million may occur in the next 12 months, as the applicable statutes of limitations lapse, ongoing examinations are completed, or tax positions meet the conditions of being effectively settled.
12. Net Income Per Share
Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the fiscal period. Diluted earnings per share is computed by giving effect to all potential weighted average dilutive common stock, including options and restricted stock units. The dilutive effect of outstanding awards and convertible securities is reflected in diluted earnings per share by application of the treasury stock method.
A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is as follows (in millions):

2	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Numerator:
Net income	$2,625	$91	$2,724	$483
Denominator:
Weighted-average shares outstanding for basic earnings per share	904	776	901	774
Dilutive effect of employee stock awards	18	19	18	21
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	922	795	919	795
The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Employee stock awards	12	7	11	5

13. Leases and Other Commitments
Leases
The Company has operating leases for corporate offices, data centers, and equipment under non-cancelable operating leases with various expiration dates. The leases have remaining terms of one year to 22 years, some of which include options to extend for up to five years, and some of which include options to terminate within one year.
Total operating lease costs were $258 million and $217 million for the three months ended July 31, 2020 and 2019, respectively and $537 million and $423 million for the six months ended July 31, 2020 and 2019, respectively.
For the three and six months ended July 31, 2020, cash payments for operating leases were $224 million and $450 million, respectively. New ROU assets obtained in exchange for operating lease liabilities were $177 million and $366 million during the three and six months ended July 31, 2020, respectively.
As of July 31, 2020, for operating leases, the weighted-average remaining lease term is 6 years, and the weighted-average discount rate is 2.6 percent. As of July 31, 2020, for finance leases, the weighted-average remaining lease term is 20 years, and the weighted-average discount rate is 4.4 percent.

As of July 31, 2020, the maturities of lease liabilities under non-cancelable operating and finance leases were as follows (in millions):

	Operating Leases	Finance Leases
Fiscal Period:
Remaining six months of fiscal 2021	$435	$11
Fiscal 2022	736	23
Fiscal 2023	555	23
Fiscal 2024	398	24
Fiscal 2025	307	24
Thereafter	1,066	410
Total minimum lease payments	3,497	515
Less: Imputed interest	(323)	(177)
Total	$3,174	$338
Operating lease amounts above do not include sublease income. The Company has entered into various sublease agreements with third parties. Under these agreements, the Company expects to receive sublease income of approximately $179 million in the next five years and $44 million thereafter.
The Company’s lease terms may include options to extend or terminate the lease. These options are reflected in the Company's future contractual obligations when it is reasonably certain that the Company will exercise that option.
As of July 31, 2020, the Company has additional operating leases that have not yet commenced totaling $2.4 billion and therefore not reflected on the condensed consolidated balance sheet and tables above. These operating leases include agreements for office facilities to be constructed. These operating leases will commence between fiscal year 2021 and fiscal year 2025 with lease terms of 3 years to 18 years.
Of the total operating lease commitment balance, including leases not yet commenced, of $5.9 billion, approximately $5.4 billion is related to facilities space. The remaining commitment amount is primarily related to equipment.
Letters of Credit
As of July 31, 2020, the Company had a total of $100 million in letters of credit outstanding substantially in favor of certain landlords for office space. These letters of credit renew annually and expire at various dates through 2023.
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
The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. The outcomes of legal proceedings and other contingencies are, however, inherently unpredictable and subject to significant uncertainties. At this time, the Company is not able to reasonably estimate the amount or range of possible losses in excess of any amounts accrued, including losses that could arise as a result of application of non-monetary remedies, with respect to the contingencies it faces, and the Company’s estimates may not prove to be accurate.
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
Tableau Litigation
In July and August 2017, two substantially similar securities class action complaints were filed against Tableau and two of its now former executive officers. The first complaint was filed in the U.S. District for the Southern District of New York

(the “Scheufele Action”). The second complaint was filed in the U.S. District Court for the Western District of Washington and was voluntarily dismissed on October 17, 2017. In December 2017, the lead plaintiff in the Scheufele Action filed an amended complaint, which alleged that between February 5, 2015 and February 4, 2016, Tableau and certain of its executive officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, in connection with statements regarding Tableau’s business and operations by allegedly failing to disclose, among other things, that product launches and software upgrades by competitors were negatively impacting Tableau’s competitive position and profitability. The amended complaint sought unspecified damages, interest, attorneys’ fees and other costs. In February 2018, the lead plaintiff filed a second amended complaint (the "SAC"), which contains substantially similar allegations as the amended complaint, and added as defendants two more of Tableau’s now former executive officers and directors. Defendants filed a motion to dismiss the SAC in March 2018, which was denied in February 2019. Defendants filed an answer to the SAC in March 2019, and subsequently amended their answer in April 2019. On January 15, 2020, the court granted lead plaintiff’s motion for class certification. The parties have completed fact and expert discovery. Motions for summary judgment are due on September 11, 2020. The court has not yet set a trial date.
In August 2018, Tableau was named as a nominal defendant in a purported shareholder derivative action in the United States District Court for the District of Delaware, allegedly on behalf of and for the benefit of Tableau, against certain of its now former directors and officers. The derivative action arises out of many of the factual allegations at issue in the Scheufele Action, and generally alleges that the individual defendants breached fiduciary duties owed to Tableau. The complaint seeks unspecified damages and equitable relief, attorneys' fees, costs and expenses. The case is currently stayed. In April 2020, the same purported stockholder who filed the 2018 derivative action, who had previously been a shareholder of Tableau and acquired shares of Salesforce as a result of the acquisition of Tableau by Salesforce in August 2019, filed a “double derivative” action in the United States District Court for the District of Delaware, allegedly on behalf of and for the benefit of Salesforce and Tableau, against certain of Tableau’s now former directors and officers. The double derivative complaint adds Salesforce as an additional nominal defendant, but otherwise names the same individual defendants, generally alleges the same purported wrongdoing, and seeks the same relief as the 2018 derivative action. On June 5, 2020, the parties stipulated, and on June 12, 2020, the court entered an order, vacating the defendants’ deadline to respond to the April 2020 complaint and requiring the plaintiff to file an amended complaint on or before August 11, 2020. On August 11, 2020, the plaintiff filed its amended complaint. The Company’s response to the amended complaint is due on or before September 25, 2020.
15. Related-Party Transactions
In January 1999, the Salesforce Foundation (the “Foundation”) was chartered on an idea of leveraging the Company’s people, technology and resources to help improve communities around the world. The Company calls this integrated philanthropic approach the 1-1-1 model. The Company’s Chair is the chair of the Foundation and holds one of the three Foundation board seats. The Company does not control the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s statement of activities with its financial results. Since the Foundation’s inception, the Company has provided at no charge certain resources to the Foundation including general administrative support. The value of these resources to the Foundation has not been material.
As a result of the fiscal 2020 business combination with Salesforce.org, which was a related party, the Company agreed to use its best efforts to make charitable cash commitments of up to $5 million quarterly to the Foundation for ten years beginning in the third quarter of fiscal 2020.
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Words such as “expects,” “anticipates,” “aims,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “assumes,” “may,” “should,” “could,” “would,” “foresees,” “forecasts,” “predicts,” “targets,” “commitments,” variations of such words and similar expressions are intended to identify such forward-looking statements, which may consist of, among other things, trend analyses and statements regarding future events, future financial performance, anticipated growth, industry prospects and the anticipated impact on our business of the ongoing COVID-19 pandemic and related public health measures. These forward-looking statements are based on current expectations, estimates and forecasts, as well as the beliefs and assumptions of our management, and are subject to risks and uncertainties that are difficult to predict, including: the impact of, and actions we may take in response to, the COVID-19 pandemic, related public health measures and resulting economic downturn and market volatility; our ability to maintain service performance and security levels meeting the expectations of our customers, and the resources and costs required to avoid unanticipated downtime and prevent, detect and remediate performance degradation and security breaches; the expenses associated with our data centers and third-party infrastructure providers; our ability to secure and costs related to additional data center capacity; our reliance on third-party hardware, software and platform providers; the effect of evolving domestic and foreign government regulations, including those related to the provision of services on the Internet, those related to accessing the Internet, and those addressing data privacy, cross-border data transfers and import and export controls; current and potential litigation involving us or our industry, including litigation involving acquired entities such as Tableau, and the resolution or settlement thereof; regulatory developments and regulatory investigations involving us or affecting our industry; our ability to successfully introduce new services and product features, including any efforts to expand our services beyond the CRM market; the success of our strategy of acquiring or making investments in complementary businesses, joint ventures, services, technologies and intellectual property rights; our ability to realize the benefits from strategic partnerships, joint ventures and investments; our ability to successfully integrate acquired businesses and technologies; our ability to compete in the market in which we participate; the success of our business strategy and our plan to build our business, including our strategy to be a leading provider of enterprise cloud computing applications and platforms; our ability to execute our business plans; our ability to continue to grow unearned revenue and remaining performance obligation; the pace of change and innovation in enterprise cloud computing services; the seasonal nature of our sales cycles; our ability to limit customer attrition and costs related to those efforts; the success of our international expansion strategy; the demands on our personnel and infrastructure resulting from significant growth in our customer base and operations, including as a result of acquisitions; our dependency on the development and maintenance of the infrastructure of the Internet; our real estate and office facilities strategy and related costs and uncertainties; fluctuations in, and our ability to predict, our operating results and cash flows; the variability in our results arising from the accounting for term license revenue products; the performance and fair value of our investments in complementary businesses through our strategic investment portfolio; the impact of future gains or losses from our strategic investment portfolio including gains or losses from overall market conditions that may affect the publicly traded companies within our strategic investment portfolio; our ability to protect our intellectual property rights; our ability to develop our brands; the impact of foreign currency exchange rate and interest rate fluctuations on our results; the valuation of our deferred tax assets and the release of related valuation allowances; the potential availability of additional tax assets in the future; the impact of new accounting pronouncements and tax laws; uncertainties affecting our ability to estimate our tax rate; uncertainties regarding our tax obligations in connection with potential jurisdictional transfers of intellectual property, including the tax rate, the timing of the transfer and the value of such transferred intellectual property; uncertainties regarding the effect of general economic and market conditions; the impact of geopolitical events; uncertainties regarding the impact of expensing stock options and other equity awards; the sufficiency of our capital resources; risks related to our 2023 and 2028 senior notes, revolving credit facility and loan associated with 50 Fremont; our ability to comply with our debt covenants and lease obligations; and the impact of climate change, natural disasters and actual or threatened public health emergencies, including the ongoing COVID-19 pandemic. These and other risks and uncertainties may cause our actual results to differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below under “Risk Factors” and elsewhere in this report for additional detail regarding factors that may cause actual results to be different than those expressed in our forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.
Overview
We are a global leader in customer relationship management ("CRM") technology that brings companies and customers together. Founded in 1999, we enable companies of every size and industry to connect with their customers in new ways through existing and emerging technologies, including cloud, mobile, social, blockchain, voice and artificial intelligence (“AI”), to transform their businesses.
Website references throughout this document are provided for convenience only, and the content on the referenced websites is not incorporated by reference into this report.
COVID-19 Impact
In December 2019, the novel coronavirus and resulting disease (“COVID-19”) was first reported. After ongoing assessment of the rapid spread, number of cases and countries affected, on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic has created significant global economic uncertainty, adversely impacted the business of our customers and partners, impacted our business and results of operations and could further impact our results of operations and our cash flows in the future.
In response to the COVID-19 pandemic, we have been guided by our core values of trust, customer success, innovation and equality. Beginning in the first fiscal quarter of fiscal 2021, we took actions in response to the pandemic that focused on maintaining business continuity, helping our employees, helping our customers and communities, and preparing for the future and the long-term success of our business. As a result of the pandemic and actions taken by us in response to the pandemic our results for the first fiscal quarter 2021 reflected a decline in new business as compared to the same period a year ago, incremental operating expenses and lower than expected operating cash flows.
While we experienced declines in the first fiscal quarter of fiscal 2021, new business grew in the second quarter of fiscal 2021 at rates consistent with historical trends prior to COVID-19. In the second quarter, payment delays from some of our customers affected by the COVID-19 pandemic continued. These delays in payments, in addition to changes in billing frequency for new business and investments in our go-to-market efforts, resulted in a negative impact to our operating cash flows during the quarter. Our income from operations continued to benefit from our global work from home policy and limited business travel by our employees in the second quarter of fiscal 2021.
As a result of the financial impacts of COVID-19 we experienced during the six months ended July 31, 2020 and our current assumptions related to the extent to which the pandemic will affect our business going forward, we expect modest growth in our new incremental business and renewals, total revenues, remaining performance obligation (“RPO”) and operating cash flows for the remainder of fiscal 2021. We do not yet know the impact this will have on our long-term revenue growth. We have in the past implemented strategic realignments to position the Company for future growth and will continue to do so, particularly as we evaluate the impact of COVID-19 on our business. As part of our current strategic realignment, we are redirecting and may in the future redirect some resources from areas that no longer align with our business priorities into key growth and strategic areas, as well as to increase investments in our go-to-market and product efforts. As a result of these investments and redirection efforts, which include some position eliminations, we expect an increase in expenses during the remainder of fiscal 2021. As we adjust and refine our strategy, there may be additional investments and redirection efforts in the future.
In addition, authorities throughout the world have implemented numerous preventative measures to contain or mitigate the outbreak of the virus, such as travel bans and restrictions, limitations on business activity, quarantines, work-from-home directives and shelter-in-place orders. These measures have caused, are continuing to cause, and may in the future cause business slowdowns or shutdowns in affected areas, both regionally and worldwide. These business slowdowns and shutdowns have impacted and may in the future impact our business and results of operations. For example, the extent and duration of these measures could impact our ability to address cybersecurity incidents; have resulted in increased internet demand, which could cause access issues; could affect our ability to develop and support products and services; and could cause issues with access to data centers.
The ultimate extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration of the outbreak, the severity of the disease, responsive actions taken by public health officials, the impacts on our customers and our sales cycles, our ability to generate new business leads, the impacts on our customers, employee and industry events, and the effects on our vendors, all of which are uncertain and currently cannot be predicted. As a result, the extent to which the COVID-19 pandemic will continue to impact our financial condition or results of operations is uncertain. Due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. If the COVID-19 pandemic has a substantial impact on our employees’, partners’ or customers’ productivity, our results of operations and overall financial performance may be harmed. In addition, the global macroeconomic effects of the COVID-19 pandemic and related impacts on our customers’ business operations and their demand for our products and services may persist for an indefinite period, even after the COVID-19 pandemic has subsided.
See the section entitled “Risk Factors” for further discussion of the impact and possible future impacts of the COVID-19 pandemic on our business.
Highlights from the Second Quarter of Fiscal Year 2021.
•Revenue: Total second quarter revenue was $5.2 billion, an increase of 29 percent year-over-year.
•Earnings per Share: Second quarter diluted earnings per share was $2.85 as compared to diluted earnings per share of $0.11 from a year ago, and benefited by approximately $2.0 billion from the one-time discrete tax benefit resulting from the recognition of deferred tax assets related to an intra-entity transfer of intangible property and an unrealized gain of $617 million associated with the initial public offering of one of our strategic investments.
•Cash: Cash provided by operations for the second quarter was $429 million, a decrease of 2 percent year-over-year. Total cash, cash equivalents and marketable securities ended the second quarter at $9.3 billion.
•Remaining Performance Obligation: Remaining performance obligation ended the second quarter at approximately $30.6 billion, an increase of 21 percent year-over-year. Our remaining performance obligation includes approximately $750 million related to the Tableau acquisition in August 2019. Current remaining performance obligation ended the second quarter at approximately $15.2 billion, an increase of 26 percent year-over-year.
•Acquisition: On June 1, 2020, we completed the acquisition of Vlocity, Inc. ("Vlocity") for a US GAAP purchase price consideration of $1.4 billion. The results of Vlocity have been included in our consolidated financial statements since the date of acquisition.
We continue to invest for future growth through focusing on multi-cloud adoption by our existing customers, growing our relationships with our enterprise customers, expanding internationally and expanding and strengthening our ecosystem of partners and independent software vendors (“ISVs”). In addition, even as we help respond to the urgent needs of the COVID-19 crisis, we are innovating and delivering new solutions to help our customers succeed such as Salesforce Care and Work.com, a suite of applications built on our platform designed to help our customers re-open safely.
We regularly evaluate acquisitions and investment opportunities in complementary businesses, joint ventures, services and technologies and intellectual property rights in an effort to expand our service offerings through a disciplined and thoughtful acquisition process and to nurture the overall ecosystem for our offerings. We continue to evaluate such opportunities and expect to continue to make such investments and acquisitions in the future. We also plan to continue to reinvest a significant portion of our incremental revenue in future periods to grow our business and continue our leadership role in the cloud computing industry. As part of our business and growth strategy, we are delivering innovative solutions in new categories, including analytics and integration. We drive innovation organically and, to a lesser extent, through acquisitions, such as our recent acquisition of Vlocity in June 2020.
As a result of our aggressive growth plans and integration of our previously acquired businesses, we have incurred significant expenses for equity awards and amortization of purchased intangibles, which have reduced our operating income.
We periodically make changes to our sales organization to position us for long-term growth, which has in the past and could again in the future result in temporary disruptions to our sales productivity. In addition, we have experienced, and may at times in the future experience, more variation from our forecasted expectations of new business activity due to longer and less predictable sales cycles and increasing complexity of our business, which includes an expanded mix of products and various revenue models resulting from acquisitions and increased enterprise solution selling activities. While we do not expect any of these changes to have a material adverse effect on our business, we experienced slower growth in new business in the first quarter of fiscal 2021 than we originally planned, primarily due to the impacts of COVID-19. Our growth in new business in the second quarter of fiscal 2021 were consistent with historical trends. Slower growth in new business in a given period could negatively affect our revenues in future periods, as well as remaining performance obligation in current or future periods, particularly if experienced on a sustained basis.
The expanding global scope of our business and the heightened volatility of global markets, including as a result of COVID-19, expose us to the risk of fluctuations in foreign currency markets. Fluctuations in foreign currency exchange rates had a minimal adverse impact on our revenue results for the six months ended July 31, 2020 and had a minimal favorable impact on our remaining performance obligation as of July 31, 2020. We expect these fluctuations to continue in the future.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2021, for example, refer to the fiscal year ending January 31, 2021.
Operating Segments
We operate as one segment. See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed consolidated financial statements for our discussion about segments.
Sources of Revenues
We derive our revenues from two sources: subscription and support revenues and related professional services. Subscription and support revenues accounted for approximately 94 percent of our total revenues for the six months ended July 31, 2020.
Subscription and support revenues are primarily comprised of subscription fees from customers accessing our enterprise cloud computing services (collectively, "Cloud Services"). With the May 2018 acquisition of MuleSoft and the August 2019 acquisition of Tableau, subscription and support revenues also include revenues associated with software licenses. Software license revenues include fees from the sales of term and perpetual licenses. Revenues from software licenses are generally recognized upfront when the software is made available to the customer and revenues from the related support are generally recognized ratably over the contract term. Changes in average contract duration for multi-year licenses can impact revenues recognized upfront. Revenues from software licenses represent less than ten percent of total subscription and support revenue for the six months ended July 31, 2020.
The revenue growth rates of each of our core service offerings, as described below in “Results of Operations,” fluctuate from quarter to quarter and over time. Additionally, we manage the total balanced product portfolio to deliver solutions to our customers, and as a result, the revenue result for each offering is not necessarily indicative of the results to be expected for any subsequent quarter. In addition, some of our Cloud Service offerings have similar features and functions. For example, customers may use the Sales Cloud, the Service Cloud or the Salesforce Platform to record account and contact information, which are similar features across these service offerings. Depending on a customer’s actual and projected business requirements, more than one service offering may satisfy the customer’s current and future needs. We record revenue based on the individual products ordered by a customer, not according to the customer’s business requirements and usage. In addition, as we introduce new features and functions within each offering and refine our allocation methodology for changes in our business, we do not expect it to be practical to adjust historical revenue results by service offering for comparability. Accordingly, comparisons of revenue performance by service offering over time may not be meaningful.
Seasonal Nature of Unearned Revenue, Accounts Receivable and Operating Cash Flow
Unearned revenue primarily consists of billings to customers for our subscription service. Over 90 percent of the value of our billings to customers is for our subscription and support service. We generally invoice our customers in advance, in annual installments, and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in unearned revenue or in revenue depending on whether transfer of control to customers has occurred. In general, we collect our billings in advance of the subscription service period. We typically issue renewal invoices in advance of the renewal service period, and depending on timing, the initial invoice for the subscription and services contract and the subsequent renewal invoice may occur in different quarters. There is a disproportionate weighting toward annual billings in the fourth quarter, primarily as a result of large enterprise account buying patterns. Our fourth quarter has historically been our strongest quarter for new business and renewals. The year-on-year compounding effect of this seasonality in both billing patterns and overall new and renewal business causes the value of invoices that we generate in the fourth quarter for both new business and renewals to increase as a proportion of our total annual billings. Accordingly, because of this billing activity, our first quarter is typically our largest collections and operating cash flow quarter. Conversely, our third quarter has historically been our smallest operating cash flow quarter. The impact of COVID-19, including the temporary financial flexibility offered to some customers in the first quarter of fiscal 2021, which has delayed payments to periods later than expected, as well as investments made in our go-to-market efforts has affected and may continue to affect trends related to the seasonal nature of unearned revenue, accounts receivable and operating cash flow. For example, we expect to accelerate our investments in our go-to-market and product efforts during the remainder of fiscal 2021 resulting in an increase in expenses and a negative impact to operating cash flow.
The sequential quarterly changes in accounts receivable and the related unearned revenue and operating cash flow during the first quarter of our fiscal year are not necessarily indicative of the billing activity that occurs for the following quarters as displayed below (in millions).

Accounts Receivable
(as of period ended)
$7,500
$5,000
$2,500
$—
Q1
Q2
Q3
Q4
Fiscal 2021
Fiscal 2020
Fiscal 2019

Unearned Revenue
(as of period ended)
$12,500
$10,000
$7,500
$5,000
Q1
Q2
Q3
Q4
Fiscal 2021
Fiscal 2020
Fiscal 2019

Net Cash Provided by Operating Activities
(three months ended)
$2,000
$1,000
Q1
Q2
Q3
Q4
Fiscal 2021
Fiscal 2020
Fiscal 2019

The second quarter fiscal 2021 results reflected in the tables above include the impact of the Tableau acquisition in August 2019.
Remaining Performance Obligation
Our remaining performance obligation represents all future revenue under contract that has not yet been recognized as revenue and includes unearned revenue and unbilled amounts. Our current remaining performance obligation represents future revenue under contract that is expected to be recognized as revenue in the next 12 months.
Remaining performance obligation is not necessarily indicative of future revenue growth and is influenced by several factors, including seasonality, the timing of renewals, average contract terms, foreign currency exchange rates and fluctuations in new business growth. Unbilled portions of the remaining performance obligation denominated in foreign currencies are revalued each period based on the period end exchange rates. For multi-year subscription agreements billed annually, the associated unbilled balance and corresponding remaining performance obligation are typically high at the beginning of the contract period, zero just prior to renewal, and increase if the agreement is renewed. Low remaining performance obligation attributable to a particular subscription agreement is often associated with an impending renewal but may not be an indicator of the likelihood of renewal or future revenue from such customer. Changes in average contract duration can impact remaining performance obligation and current remaining performance obligation.
Our growth in incremental new business and renewals were consistent with historical trends in the second quarter of fiscal 2021 and benefited our current remaining performance obligation for the second quarter of fiscal 2021. In addition, fluctuations in foreign currency exchange rates had a modest favorable impact on our current remaining performance obligation as of July 31, 2020.
Remaining performance obligation consisted of the following (in billions):

Remaining Performance Obligation (RPO)
(as of period ended)
$ (In Billions)
40
30
20
10
0
Q1 FY19
Q2 FY19
Q3 FY19
Q4 FY19
Q1 FY20
Q2 FY20
Q3 FY20 (4)
Q4 FY20 (3)
Q1 FY21 (2)
Q2 FY21 (1)
Current RPO
Noncurrent RPO

(1) Includes approximately $750 million of remaining performance obligation related to the Tableau acquisition which closed in August 2019.
(2) Includes approximately $700 million of remaining performance obligation related to the Tableau acquisition.
(3) Includes approximately $650 million of remaining performance obligation related to the Tableau acquisition.
(4) Includes approximately $550 million of remaining performance obligation related to the Tableau acquisition.
Cost of Revenues and Operating Expenses
Impact of Acquisitions
The comparability of our operating results is impacted by our recent acquisitions, including the acquisition of Tableau in August 2019 and, to a lesser extent, our acquisition of Vlocity in June 2020. Expense contributions by expense type from our recent acquisitions generally may not be separately identifiable due to the integration of these businesses into our existing operations, or may be insignificant to our results of operations during the periods presented.

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
Marketing and Sales
Marketing and sales expenses make up the majority of our operating expenses and consist primarily of salaries and related expenses, including stock-based expenses and commissions, for our sales and marketing staff, as well as payments to partners, marketing programs and allocated overhead. Marketing programs consist of advertising, events, corporate communications, brand building and product marketing activities.
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
•the valuation of privately held strategic investments, including impairment considerations;
•the recognition, measurement and valuation of current and deferred income taxes and uncertain tax positions; and
•the average period of benefit associated with costs capitalized to obtain revenue contracts.
These estimates may change, as new events occur and additional information is obtained, and such changes will be recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from these estimates, including as a result of the COVID-19 pandemic, and any such differences may be material to our financial statements.
Recent Accounting Pronouncements
See Note 1 “Summary of Business and Significant Accounting Policies” to the condensed consolidated financial statements for our discussion about new accounting pronouncements adopted and those pending.

Results of Operations
The following tables set forth selected data for each of the periods indicated (in millions):

2	Three Months Ended July 31,				Six Months Ended July 31,
	2020	% of Total Revenues	2019	% of Total Revenues	2020	% of Total Revenues	2019	% of Total Revenues
Revenues:
Subscription and support	$4,840	94%	$3,745	94%	$9,415	94%	$7,241	94%
Professional services and other	311	6	252	6	601	6	493	6
Total revenues	5,151	100	3,997	100	10,016	100	7,734	100
Cost of revenues (1)(2):
Subscription and support	1,013	19	727	18	1,979	20	1,405	18
Professional services and other	298	6	240	6	586	6	476	6
Total cost of revenues	1,311	25	967	24	2,565	26	1,881	24
Gross profit	3,840	75	3,030	76	7,451	74	5,853	76
Operating expenses (1)(2):
Research and development	898	18	607	15	1,757	17	1,161	15
Marketing and sales	2,275	44	1,824	46	4,665	47	3,521	45
General and administrative	489	10	375	9	991	10	737	10
Loss on settlement of Salesforce.org reseller agreement	0	0	166	4	0	0	166	2
Total operating expenses	3,662	72	2,972	74	7,413	74	5,585	72
Income from operations	178	3	58	2	38	0	268	4
Gains on strategic investments, net	682	13	109	2	874	9	390	5
Other income (expense)	(21)	0	(3)	0	(26)	0	(12)	(1)
Income before benefit from (provision for) income taxes	839	16	164	4	886	9	646	8
Benefit from (provision for) income taxes (3)	1,786	35	(73)	(2)	1,838	18	(163)	(2)
Net income	$2,625	51%	$91	2%	$2,724	27%	$483	6%

(1) Amounts related to amortization of intangible assets acquired through business combinations, as follows (in millions):

	Three Months Ended July 31,				Six Months Ended July 31,
	2020	% of Total Revenues	2019	% of Total Revenues	2020	% of Total Revenues	2019	% of Total Revenues
Cost of revenues	$166	3%	$62	2%	$325	3%	$123	2%
Marketing and sales	118	2	65	2	230	2%	133	2
(2) Amounts related to stock-based expenses, as follows (in millions):

	Three Months Ended July 31,				Six Months Ended July 31,
	2020	% of Total Revenues	2019	% of Total Revenues	2020	% of Total Revenues	2019	% of Total Revenues
Cost of revenues	$63	1%	$46	1%	$115	1%	$89	1%
Research and development	184	4	98	2	350	4	179	2
Marketing and sales	253	5	199	5	476	5	376	5
General and administrative	78	1	45	1	141	1	87	1
(3) During the three months ended July 31, 2020 the Company recorded approximately $2.0 billion of benefit from income taxes due to a one-time discrete tax item from the recognition of deferred tax assets related to an intra-entity transfer of intangible property.
The following table sets forth selected balance sheet data and other metrics for each of the periods indicated (in millions, except remaining performance obligation, which is presented in billions):

	As of July 31,	As of January 31,
	2020	2020
Cash, cash equivalents and marketable securities	$9,283	$7,947
Unearned revenue	8,711	10,662
Remaining performance obligation	30.6	30.8
Principal due on our outstanding debt obligations (1)	2,692	2,694
(1) Amounts do not include operating or financing lease obligations.
Remaining performance obligation represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods.
Impact of Acquisitions
The comparability of our operating results for the three and six months ended July 31, 2020 compared to the same period of fiscal 2020 was impacted by our acquisitions in the current and prior year, including the acquisition of Tableau in the prior year, which was our largest acquisition to date. In our discussion of changes in our results of operations for the three and six months ended July 31, 2020 compared to the same periods of fiscal 2020, we may quantitatively disclose the impact of our acquired products and services for the one-year period subsequent to the acquisition date on the growth in certain of our revenues where such discussions would be meaningful. Expense contributions from our recent acquisitions for each of the respective period comparisons generally were not separately identifiable due to the integration of these businesses into our existing operations or were insignificant to our results of operations during the periods presented.
Revenues

	Three Months Ended July 31,		Variance
(in millions)	2020	2019	Dollars	Percent
Subscription and support	$4,840	$3,745	$1,095	29%
Professional services and other	311	252	59	23
Total revenues	$5,151	$3,997	$1,154	29%

	Six Months Ended July 31,		Variance
(in millions)	2020	2019	Dollars	Percent
Subscription and support	$9,415	$7,241	$2,174	30%
Professional services and other	601	493	108	22
Total revenues	$10,016	$7,734	$2,282	30%
The increase in subscription and support revenues was primarily caused by volume-driven increases from new business, which includes new customers, upgrades, additional subscriptions from existing customers and acquisition activity. Pricing was not a significant driver of the increase in revenues for the period. Revenues from term and perpetual software licenses, which are recognized at a point in time, represent approximately six percent of total subscription and support revenues for the three and six months ended July 31, 2020. Subscription and support revenues accounted for approximately 94 percent of our total revenues for both the three and six months ended July 31, 2020 and 2019. Additionally, subscription and support revenues increased by approximately $46 million as a result of one more day (February 29, 2020) in the six months ended July 31, 2020 compared to the same period a year ago.
The acquisition of Tableau in August 2019 contributed approximately $375 million to total subscription and support revenues in the three months ended July 31, 2020 and $648 million in the six months ended July 31, 2020. As a result of our business combination activity, we recorded unearned revenue related to acquired contracts from acquired entities at fair value on the date of acquisition. As a result, we did not recognize certain revenues related to these acquired contracts that the acquired entities would have otherwise recorded as an independent entity.
Our growth in revenues is also impacted by attrition. Attrition represents the reduction or loss of the annualized value of our contracts with customers. We calculate our attrition rate at a point in time on a trailing twelve-month basis as of the end of each month. As of July 31, 2020, our attrition rate, excluding Integration Cloud, Salesforce.org and Tableau, was less than ten percent. In general, we exclude service offerings from acquisitions from our attrition calculation until they are fully integrated into our customer success organization. While it is difficult to predict, we expect our attrition rate to remain consistent in the near term due to the timing of renewals, as the fourth quarter is the largest quarter for renewals, and the diversity of size, industry and geography within the customer base, but it may increase over time, including as a result of COVID-19.
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
Subscription and Support Revenue by Service Offering
Subscription and support revenues consisted of the following (in millions):

	Three Months Ended July 31,
	2020	2019	Variance Percent
Sales Cloud	$1,279	$1,130	13%
Service Cloud	1,303	1,087	20%
Salesforce Platform and Other	1,512	912	66%
Marketing and Commerce Cloud	746	616	21%
Total	$4,840	$3,745

	Six Months Ended July 31,
	2020	2019	Variance Percent
Sales Cloud	$2,524	$2,203	15%
Service Cloud	2,555	2,107	21%
Salesforce Platform and Other	2,876	1,754	64%
Marketing and Commerce Cloud	1,460	1,177	24%
Total	$9,415	$7,241

Our Industry Offerings revenue is included in either Sales Cloud, Service Cloud or Salesforce Platform and Other depending on the primary service offering purchased. Integration and Analytics revenues are included in Salesforce Platform and Other. The acquisition of Tableau in August 2019 contributed approximately $375 million and $648 million to Salesforce Platform and Other during the three and six months ended July 31, 2020. The revenue growth rates of each of our core service offerings have been and may be adversely impacted by COVID-19 in the future, depending on our customers’ actual and projected business needs.
Revenues by geography were as follows:

	Three Months Ended July 31,
(in millions)	2020	As a % of Total Revenues	2019	As a % of Total Revenues	Growth rate
Americas	$3,596	70%	$2,816	70%	28%
Europe	1,070	21	786	20	36
Asia Pacific	485	9	395	10	23
	$5,151	100%	$3,997	100%	29%

	Six Months Ended July 31,
(in millions)	2020	As a % of Total Revenues	2019	As a % of Total Revenues	Growth rate
Americas	$6,966	70%	$5,433	70%	28%
Europe	2,104	21	1,541	20	37
Asia Pacific	946	9	760	10	24
	$10,016	100%	$7,734	100%	30%
Revenues by geography are determined based on the region of the Salesforce contracting entity, which may be different than the region of the customer. The increase in Americas revenues was the result of the increasing acceptance of our services and the investment of additional sales resources. The increase in revenues outside of the Americas was the result of the increasing acceptance of our services, our focus on marketing our services internationally and investment in additional international resources. Revenues in the Americas and Europe also benefited from our acquisition of Tableau in August 2019. Foreign currency fluctuations, primarily the strengthening British Pound Sterling and the strengthening Euro, had a negative impact on revenues outside of the Americas of approximately $16 million and $52 million in the three and six months ended July 31, 2020 compared to a negative impact of approximately $33 million and $90 million during the three and six months ended July 31, 2019.
Cost of Revenues.

	Three Months Ended July 31,		Variance
(in millions)	2020	2019	Dollars
Subscription and support	$1,013	$727	$286
Professional services and other	298	240	58
Total cost of revenues	$1,311	$967	$344
Percent of total revenues	25%	24%

	Six Months Ended July 31,		Variance
(in millions)	2020	2019	Dollars
Subscription and support	$1,979	$1,405	$574
Professional services and other	586	476	110
Total cost of revenues	$2,565	$1,881	$684
Percent of total revenues	26%	24%
For the three months ended July 31, 2020, the increase in cost of revenues was primarily due to an increase of $101 million in employee-related costs, an increase of $17 million in stock-based expenses, an increase of $80 million in service delivery costs, primarily due to our efforts to increase data center capacity, an increase of amortization of purchased intangible assets of $104 million and an increase in allocated overhead. For the six months ended July 31, 2020, the increase in cost of revenues was primarily due to an increase of $192 million in employee-related costs, an increase of $26 million in stock-based expenses, an increase of $160 million in service delivery costs, primarily due to our efforts to increase data center capacity, and an increase of amortization of purchased intangible assets of $202 million. Service delivery costs associated with our perpetual and term software licenses are lower than service delivery costs associated with our cloud service offerings and as a result, our subscription and support gross margin in the six months ended July 31, 2020 benefited, in part, due to this shift in our business mix.
We have increased our headcount by 38 percent since July 31, 2019 to meet the higher demand for services from our customers, and our recent acquisitions also contributed to this increase. We intend to continue to invest additional resources in our enterprise cloud computing services and data center capacity to allow us to scale with our customers and continuously evolve our security measures. We also plan to add employees in our professional services group to facilitate the adoption of our services. The timing of these expenses will affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenues, in future periods.
Our professional services and other gross margin was positive $13 million and positive $15 million during the three and six months ended July 31, 2020, respectively and positive $12 million and $17 million during the three and six months ended July 31, 2019. We expect the cost of professional services to be approximately in line with revenues from professional services in future fiscal quarters. We believe that this investment in professional services facilitates the adoption of our service offerings.
Operating Expenses.

	Three Months Ended July 31,		Variance
(in millions)	2020	2019	Dollars
Research and development	$898	$607	$291
Marketing and sales	2,275	1,824	451
General and administrative	489	375	114
Loss on settlement of Salesforce.org reseller agreement	0	166	(166)
Total operating expenses	$3,662	$2,972	$690
Percent of total revenues	72%	74%

	Six Months Ended July 31,		Variance
(in millions)	2020	2019	Dollars
Research and development	$1,757	$1,161	$596
Marketing and sales	4,665	3,521	1,144
General and administrative	991	737	254
Loss on settlement of Salesforce.org reseller agreement	0	166	(166)
Total operating expenses	$7,413	$5,585	$1,828
Percent of total revenues	74%	72%
For the three months ended July 31, 2020, the increase in research and development expense was primarily due to an increase of approximately $171 million in employee related costs, an increase of $86 million in stock-based expenses, an increase in our development and test data center costs and allocated overhead. For the six months ended July 31, 2020, the increase in research and development expenses was primarily due to an increase of approximately $354 million in employee-related costs, an increase of $171 million in stock-based expenses, an increase in our development and test data center costs and allocated overhead. Our research and development headcount increased by 43 percent since July 31, 2019 in order to improve and extend our service offerings, develop new technologies, and integrate acquired companies. Our recent acquisitions also contributed to this increase in headcount. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to invest in additional employees and technology to support the development of new, and improve existing, technologies and the integration of acquired technologies.
For the three months ended July 31, 2020, the increase in marketing and sales expenses was primarily due to an increase of $347 million in employee-related costs and amortization of deferred commissions, an increase of $54 million in stock-based expenses, an increase in amortization of purchased intangible assets of $53 million and allocated overhead partially offset by a reduction in employee travel and expenses. For the six months ended July 31, 2020, the increase in marketing and sales expenses was primarily due to an increase of $841 million in employee-related costs and amortization of deferred commissions, an increase of $100 million in stock-based expenses, an increase in amortization of purchased intangible assets of $97 million, and allocated overhead partially offset by a $143 million reduction in employee travel and expenses. Marketing and sales expenses for the six months ended July 31, 2020 were also negatively impacted by the one-time partial minimum commission guarantee offered to our direct sales force and the cancellation of our in-person events. Our marketing and sales headcount increased by 29 percent since July 31, 2019, primarily attributable to hiring additional sales personnel to focus on adding new customers and increasing penetration within our existing customer base. Our recent acquisitions also contributed to this increase in headcount. We expect that marketing and sales expenses will increase in absolute dollars and may increase as a percentage of revenues in future periods as we continue to hire additional sales personnel.
For the three and six months ended July 31, 2020, the increase in general and administrative expenses was primarily due to an increase in employee-related costs. General and administrative expenses for the six months ended July 31, 2020 were also negatively impacted by our donations to members of our ecosystem and community, including the donation of personal protective equipment. Our general and administrative headcount increased by 33 percent since July 31, 2019 as we added personnel to support our growth, and our recent acquisitions also contributed to this increase. While not material to date, we may experience increasing credit loss risks from accounts receivable in future periods depending on the duration or degree of economic slowdown caused by the COVID-19 pandemic, and our actual experience in the future may differ from our past experiences or current assessments.
For the three and six months ended July 31, 2019 we incurred a one-time, non-cash operating expense charge of $166 million, as a result of the June 2019 Salesforce.org business combination and effective settlement of all existing agreements.
Other income and expense.

	Three Months Ended July 31,		Variance
(in millions)	2020	2019	Dollars
Gains on strategic investments, net	$682	$109	$573
Other expense	(21)	(3)	(18)

	Six Months Ended July 31,		Variance
(in millions)	2020	2019	Dollars
Gains on strategic investments, net	$874	$390	$484
Other expense	(26)	(12)	(14)
Gains on strategic investments, net consists primarily of mark-to-market adjustments related to our publicly held equity securities, observable price adjustments related to our privately held equity securities and other adjustments. Net gains recognized during the three and six months ended July 31, 2020, were primarily driven by unrealized gains recognized on publicly traded equity securities of $623 million for both periods, of which approximately $617 million was related to the initial public offering of one strategic investment.
Other expense primarily consists of interest expense on our debt as well as our operating and finance leases offset by investment income. Interest expense was $29 million and $34 million for the three months ended July 31, 2020 and 2019, respectively and $58 million and $69 million for the six months ended July 31, 2020 and 2019, respectively. Investment income decreased $12 million and $10 million in the three and six months ended July 31, 2020, respectively, compared to the same periods a year ago due to lower interest rates across our portfolio and was modestly offset by larger cash equivalents and marketable securities balances.
Benefit from (provision for) income taxes.

	Three Months Ended July 31,		Variance
(in millions)	2020	2019	Dollars
Benefit from (provision for) income taxes	$1,786	$(73)	$1,859
Effective tax rate	(213)%	45%

	Six Months Ended July 31,		Variance
(in millions)	2020	2019	Dollars
Benefit from (provision for) income taxes	$1,838	$(163)	$2,001
Effective tax rate	(207)%	25%
We recognized a tax benefit of $1.8 billion on a pretax income of $839 million for the three months ended July 31, 2020 and a tax benefit of $1.8 billion on a pretax income of $886 million for the six months ended July 31, 2020. We changed our international corporate structure, which included the consolidation of certain intangible property in Ireland resulting in a net tax benefit of $2.0 billion related to foreign deferred tax assets. We believe that it is more likely than not the deferred tax assets will be realized in Ireland. Our effective tax rate may fluctuate due to changes in our domestic and foreign earnings or material discrete tax items or a combination of these factors resulting from transactions or events, such as acquisitions, changes to our operating structure, or COVID-19.
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
Liquidity and Capital Resources
At July 31, 2020, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $9.3 billion and accounts receivable of $3.4 billion. Our cash equivalents and marketable securities are comprised primarily of corporate notes and obligations, U.S. treasury securities, U.S. agency obligations, asset backed securities, foreign government obligations, mortgage backed obligations, covered bonds, time deposits, money market mutual funds and municipal securities. Our revolving loan credit agreement, which provides $1.0 billion in unsecured financing (“Credit Facility”) as of July 31, 2020, also serves as a source of liquidity.
As of July 31, 2020, our remaining performance obligation was $30.6 billion. Our remaining performance obligation represents contracted revenue that has not yet been recognized and includes unearned revenue, which has been invoiced and is recorded on the balance sheet, and unbilled amounts that are not recorded on the balance sheet, that will be recognized as revenue in future periods.
Cash from operations could continue to be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part II, Item 1A titled “Risk Factors.” We believe our existing cash, cash equivalents, marketable securities, cash provided by operating activities, unbilled amounts related to contracted non-cancelable subscription agreements, which is not reflected on the balance sheet, and, if necessary, our borrowing capacity under our Credit Facility will be sufficient to meet our working capital, capital expenditure and debt repayment needs over the next 12 months.
In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, and intellectual property rights. To facilitate these acquisitions or investments, we may seek additional equity or debt financing, which may not be available on terms favorable to us or at all, impacting our ability to complete subsequent acquisitions or investments.
Cash Flows
For the three and six months ended July 31, 2020 and 2019 our cash flows were as follows (in millions):

2	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Net cash provided by operating activities	$429	$436	$2,288	$2,401
Net cash used in investing activities	(2,593)	(852)	(3,030)	(1,578)
Net cash provided by (used in) financing activities	441	(183)	650	24

Operating Activities
The net cash provided by operating activities during the six months ended July 31, 2020 was primarily related to net income of $2.7 billion, adjusted for non-cash items including $2.0 billion from a one-time discrete tax item from the recognition of deferred tax assets related to an intra-entity transfer of certain intangible property, $1.3 billion of depreciation and amortization, $1.1 billion of expenses related to employee stock plans and $497 million of amortization of costs capitalized to obtain revenue contracts. Cash provided by operating activities during the six months ended July 31, 2020 further benefited by the change in accounts receivable, net of $2.7 billion, offset by change in unearned revenue of $2.0 billion. Cash provided by operating activities during the six months ended July 31, 2020 was negatively impacted by payment delays from some of our customers affected by the COVID-19 pandemic, in addition to changes in billing frequency for new business. In addition, our operating cash flows were negatively impacted by investments made in our go-to-market efforts, such as the partial minimum commission guarantee provided in the first quarter of fiscal 2021.
The net cash provided by operating activities during the six months ended July 31, 2019 was primarily related to net income of $483 million, adjusted for non-cash items such as $426 million related to depreciation and amortization and $731 million of expenses related to employee stock plans, and change in accounts receivable, net of $2.6 billion, offset by change in unearned revenue of $1.6 billion.
Investing Activities
The net cash used in investing activities during the six months ended July 31, 2020 was primarily related to cash consideration for the acquisition of Vlocity, net of cash acquired, of approximately $1.2 billion as well as purchases of marketable securities of $2.5 billion and was partially offset by sales and maturities of marketable securities of $1.1 billion. In addition, we paid approximately $150 million of cash consideration related to the purchase of 450 Mission, which is reflected in capital expenditures.
The net cash used in investing activities during the six months ended July 31, 2019 was primarily related to the purchases of marketable securities of $1.5 billion.
Financing Activities
Net cash provided by financing activities during the six months ended July 31, 2020 consisted primarily of $0.7 billion from proceeds from equity plans.
Net cash provided by financing activities during the six months ended July 31, 2019 consisted primarily of $0.4 billion from proceeds from equity plans.
Debt
As of July 31, 2020, we had senior unsecured debt outstanding due in 2023 and 2028 with a total carrying value of $2.5 billion. In addition, we had senior secured notes outstanding related to our loan on 50 Fremont due in 2023 with a total carrying value of $191 million. We were in compliance with all debt covenants as of July 31, 2020.
We maintain a $1.0 billion Credit Facility that matures in April 2023. There were no outstanding borrowings under the Credit Facility as of July 31, 2020. We may use the proceeds of future borrowings under the Credit Facility for refinancing other indebtedness, working capital, capital expenditures and other general corporate purposes, including permitted acquisitions.
We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements.
Contractual Obligations
Our principal commitments consist of obligations under leases for office space, co-location data center facilities and our development and test data center, as well as leases for computer equipment, software, furniture and fixtures, excluding all secured and unsecured debt. At July 31, 2020, the future non-cancelable minimum payments under these commitments were approximately $4.0 billion. As of July 31, 2020, we have additional operating leases that have not yet commenced totaling $2.4 billion. These operating leases include agreements for office facilities to be constructed and will commence between fiscal year 2021 and fiscal year 2025 with lease terms of 3 years to 18 years.
During fiscal 2021 and in future fiscal years, we have made and expect to continue to make additional investments in our infrastructure to scale our operations, increase productivity and enhance our security measures. We plan to upgrade or replace various internal systems to scale with our overall growth. While we continue to make investments in our infrastructure including offices, information technology and data centers to provide capacity for the growth of our business, our strategy may change related to these investments and we may slow the pace of our investments including in response to the known and potential impacts of COVID-19 on our business.

Other Future Obligations
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

Environmental, Social, Governance
We believe the business of business is to make the world a better place for all of our stakeholders, including our stockholders, customers, employees, partners, the planet and the communities in which we work and live. To this end, we are proud to have signed and to support the Business Roundtable’s Statement on the Purpose of a Corporation, which affirms the essential role corporations can play in improving our society, a belief that Salesforce has long held and long incorporated into our business practices, to make sure we are doing well and doing good. In addition, delivering innovative solutions to our customers is core to our mission and, as a technology company, we have developed solutions on the Salesforce Platform that enable our customers and stakeholders to manage and affect environmental, social and governance (“ESG”) matters that are meaningful to them.
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
A summary of the key ESG topics that are most important to our stakeholders and the success of our business, along with key goals for each topic, can be found in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2020. We also published our annual Stakeholder Impact Report in May 2020, which includes a table of detailed metrics and indicators that highlights the key goals of our ESG programs, provides year over year trends and references SASB, The Global Reporting Initiative (“GRI”), and the Ten Principles of the United Nations Global Compact (“UNGC”).
Our ESG highlights as of and for the quarter ended July 31, 2020 include the following:
•COVID-19 Response. We continued to support our employees, our customers, and our communities in response to the COVID-19 pandemic in a number of ways. For example, in the quarter ended July 31, 2020, we launched Work.com, which includes new solutions designed to help our customers reopen safely. Work.com provides a single hub for leaders to get a 360-degree view of return-to-work readiness across locations, employees and visitors, and make data-driven decisions and includes features ranging from contact tracing and emergency response management to employee wellness assessment and shift management.
•Racial Equality and Justice Task Force. In July 2020 we launched our Racial Equality and Justice Task Force to help drive systemic change in our workplace and community. We invited employees from across the business as well as leaders of our Black employee resource group to help us forge our vision. Our response focuses on four pillars of “People, Purchasing, Philanthropy and Policy” and our vision and goals have been formalized in a new Racial Equality and Justice V2MOM, which is an internal management tool that incorporates our vision, values, methods, obstacles, and measures. Examples of some of our initiatives include:
◦New Representation. We have committed to double the U.S. representation of Black employees in leadership (VP+) by the end of 2023. We are making a new commitment to increase our U.S. representation of Black employees by 50 percent by the end of 2023.
◦Procurement. We have committed to increase our spend with Black-owned businesses over the next three years and a 25 percent year-over-year growth in spend with minority-owned businesses. We will review our supplier onboarding process to mitigate any bias and provide better payment terms for Black-owned and minority-owned businesses where appropriate.
•Integrated philanthropy. Together with the Salesforce Foundation, a 501(c)(3) nonprofit organization, since inception, we have given approximately $392 million to charitable organizations, logged more than 5.2 million employee volunteer hours around the world and provided more than 49,000 nonprofit and higher education organizations with the use of our service offerings for free or at a discount.
•Protecting our Planet. We continued to make progress on our environmental goals, which we believe contributes to the long-term benefit of our company and our stockholders.
◦Science-Based Targets. We published progress towards achieving our science-based targets and 100 percent renewable energy commitments. In fiscal 2020, we procured electricity from renewable energy resources equivalent to 63 percent of what we used globally. We also achieved a 13 percent absolute reduction in Scope 1 and 2 emissions relative to fiscal 2019 marking progress toward our goal of achieving a 50 percent reduction by fiscal 2031. In addition, as of July 2020, 15 percent of our targeted fiscal year 2020 Scope 3 emissions are covered by our suppliers’ science-based targets.

While we believe all of these goals align with our long-term growth strategy and financial and operational priorities, they are aspirational and may change, and there is no guarantee or promise that they will be met.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, including changes in foreign currency exchange rates, interest rates and equity investment risks. This exposure has increased due to recent financial market movements and changes to our expectations of near-term possible movements caused by the impact of COVID-19 as discussed in more detail below.
Foreign Currency Exchange Risk
We primarily conduct our business in the following locations: the United States, Europe, Canada, Asia Pacific and Japan. The expanding global scope of our business exposes us to risk of fluctuations in foreign currency markets, including emerging markets. This exposure is the result of selling in multiple currencies, growth in our international investments, including data center expansion, costs associated with third-party infrastructure providers, additional headcount in foreign countries and operating in countries where the functional currency is the local currency. Specifically, our results of operations and cash flows are subject to fluctuations in the following currencies: the Euro, British Pound Sterling, Canadian Dollar, Australian Dollar and Japanese Yen against the United States Dollar (“USD”). These exposures may change over time as business practices evolve and economic conditions change, including market impacts associated with COVID-19. Changes in foreign currency exchange rates could have an adverse impact on our financial results and cash flows.
In fiscal 2020, we began transitioning away from our UK-centralized European structure to enable some of our local subsidiaries within Europe, including Germany and France, to invoice customers directly. This transition, which may take multiple years, would thereby enable the local subsidiaries to recognize revenues, operating expenses and corresponding balance sheet accounts in local currencies. With the change to local invoicing in some markets, we expect better alignment between our revenue and expenses in the local currency.
In January 2020, the UK exited the European Union (“EU”) (“Brexit”) and entered a transition period expected to last until the end of calendar 2020 during which the UK will continue to be subject to EU rules and regulations while it negotiates the future terms of its relationship with the EU. Brexit, and the outcome of these ongoing negotiations, could adversely affect the UK, regional (including European) and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British Pound Sterling and Euro. We have evaluated and started to implement initiatives, such as the commitment to invest resources in Dublin, Ireland that could partially mitigate the impact Brexit could have on our operations. In the six months ended July 31, 2020 and 2019, revenues generated in Europe were approximately 21 percent and 20 percent of total revenues, respectively, of which most are recorded in our UK, Germany, France, Italy, Spain and Ireland subsidiaries. Revenues in Europe were negatively impacted by approximately $47 million in the six months ended July 31, 2020 compared to the six months ended July 31, 2019 as a result of the strengthening British Pound Sterling and the strengthening Euro. We recognize that there are still significant uncertainties surrounding the ultimate resolution of Brexit negotiations, and we will continue to monitor any changes that may arise and assess their potential impact on our business.
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
Foreign Currency Translation Risk
Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Although the USD fluctuated against certain international currencies over the past several months, the amounts of revenue that we reported in USD for foreign subsidiaries that transact in international currencies were similar to what we would have reported during the six months ended July 31, 2019 using a constant currency rate. However, fluctuations in USD against certain international currencies over the past several months benefited our remaining performance obligation as of July 31, 2020 compared to what we would have reported as of July 31, 2019 using constant currency rate.

Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $9.3 billion as of July 31, 2020. This amount was invested primarily in money market funds, time deposits, corporate notes and bonds, government securities and other debt securities with credit ratings of at least BBB or better. The cash, cash equivalents and marketable securities are held for general corporate purposes, including acquisitions of, or investments in, complementary businesses, services or technologies, working capital and capital expenditures. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our debt securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or due to expected credit losses.
Our fixed-income portfolio is also subject to interest rate risk. An immediate increase or decrease in interest rates of 100 basis points at July 31, 2020 could result in a $49 million market value reduction or increase of the same amount. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.
At January 31, 2020, we had cash, cash equivalents and marketable securities totaling $7.9 billion. Changes in interest rates of 100 basis points would have resulted in market value changes of $38 million.
Market Risk and Market Interest Risk
We deposit our cash with multiple financial institutions.
In addition, we maintain debt obligations that are subject to market interest risk, as follows (in millions):

Instrument	Maturity date	Principal Outstanding as of July 31, 2020	Interest Terms	Effective interest rate for the three months ended July 31, 2020
2023 Senior Notes	April 2023	$1,000	Fixed	3.26%
2028 Senior Notes	April 2028	1,500	Fixed	3.70%
Loan assumed on 50 Fremont	June 2023	192	Fixed	3.75%
Revolving credit facility	April 2023	0	Floating	N/A
The borrowings under our Credit Facility bear interest, at our option, at a base rate plus a spread of 0.00% to 0.375% or an adjusted LIBOR rate plus a spread of 0.75% to 1.375%, in each case with such spread being determined based on our credit rating. Our Credit Facility allows for the LIBOR rate to be phased-out and replaced with the Secured Overnight Financing Rate and therefore we do not anticipate a material impact by the expected upcoming LIBOR transition. Regardless of what amounts, if any, are outstanding under the Credit Facility, we are also obligated to pay an ongoing commitment fee on undrawn amounts at a rate of 0.05% to 0.175%, with such rate being based on our credit rating, payable in arrears quarterly. As of July 31, 2020, there was no outstanding borrowing amount under the Credit Facility.
The bank counterparties to our derivative contracts potentially expose us to credit-related losses in the event of their nonperformance. To mitigate that risk, we only contract with counterparties who meet the minimum requirements under our counterparty risk assessment process. We monitor ratings, credit spreads and potential downgrades on at least a quarterly basis. Based on our ongoing assessment of counterparty risk, we adjust our exposure to various counterparties. We generally enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty.  However, we do not have any master netting arrangements in place with collateral features.
We have an investment portfolio that includes strategic investments in privately held and publicly traded companies, which range from early-stage companies to more mature companies both domestically and internationally. We primarily invest in enterprise cloud companies, technology startups and system integrators to advance and expand our ecosystem. As the enterprise cloud computing ecosystem continues to mature and technologies change, our investment strategy and corresponding investment opportunities have expanded to include investments in companies concurrently with their initial public offerings, as well as larger capital investments in late stage companies. We plan to continue these types of strategic investments, including in companies representing targeted geographies and targeted business and technological initiatives, as opportunities arise that we find attractive.
As of July 31, 2020, our portfolio consisted of investments in over 270 companies, with capital investments ranging from less than $0.3 million to approximately $325 million, and 34 investments with carrying values individually equal to or in excess of approximately $10 million. As of July 31, 2020, we held one publicly traded investment with a carrying value greater than 30 percent of our total strategic investments. In addition, we held three investments with carrying values that were individually greater than five percent of our total strategic investments, all of which were privately held.
The following table sets forth additional information regarding active investments within our strategic investment portfolio as of July 31, 2020 and excludes exited investments (in millions):

Investment Type	Capital Invested	Unrealized Gains (Cumulative)	Unrealized Losses (Cumulative)	Carrying Value as of July 31, 2020
Publicly held equity securities	$108	$763	$(7)	$864
Privately held equity securities	1,669	227	(249)	1,647
Total equity securities	$1,777	$990	$(256)	$2,511
We anticipate additional volatility to our condensed consolidated statements of operations due to changes in market prices, observable price changes and impairments to our investments. These changes could be material based on market conditions and events. While historically our investment portfolio has had a positive impact on our financial results, that may not be true for future periods, particularly in periods of significant market fluctuations that affect our equity securities within our strategic investments portfolio. Volatility in the global market conditions, including recent and ongoing volatility related to the impacts of COVID-19 and related public health measures, may impact our investment portfolio and our financial results may fluctuate from historical results and expectations.
Our investments in privately held securities are in various classes of equity which may have different rights and preferences. The particular securities we hold, and their rights and preferences relative to those of other securities within the capital structure, may impact the magnitude by which our investment value moves in relation to movement of the total enterprise value of the company. As a result, our investment value in a specific company may move by more or less than any change in value of that overall company. An immediate decrease of ten percent in enterprise value of our significant publicly traded and privately held equity securities held as of July 31, 2020, which represents 67 percent of the strategic investment portfolio, could result in a $148 million reduction in the value of our investment portfolio. Fluctuations in the value of our privately held equity investments are only recorded when there is an observable transaction for a same or similar investment of the same issuer or in the event of impairment.
We continually evaluate our investments in privately held and publicly traded companies. In certain cases, our ability to sell these investments may be impacted by contractual obligations to hold the securities for a set period of time after a public offering. For example, one of our publicly traded investments, which had a carrying value greater than 30 percent of our total strategic investments, is subject to a six month lock-up period, expiring January 2021.
In addition, the financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation to the cost of our initial investment. All of our investments, particularly those in privately held companies, are therefore subject to a risk of partial or total loss of invested capital. The rapid spread of COVID-19 and its reverberating effects on the global economy have caused disruptions to the industry and to financial markets that are inhibiting and may continue to inhibit the ability of investee companies to complete a liquidity event. In severe cases, our investee companies may no longer be able to operate or could experience reduced profitability, delayed public offerings, reduced ability to raise favorable rounds of financing, or acquisitions at less favorable terms. These outcomes could materially adversely affect our financial position, results of operations, and cash flows.

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
As a result of COVID-19, our employees globally shifted to working from home beginning in March 2020. While pre-existing controls were not specifically designed to operate in our current work-from-home operating environment, we believe that our disclosure controls and procedures can be executed effectively and continue to be effective.
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
As a result of COVID-19, and as described above, we took precautionary actions to re-evaluate and refine our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely. We believe that our internal control over financial reporting can be executed effectively and continue to be effective.

PART II.
ITEM 1. LEGAL PROCEEDINGS
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
For more information regarding legal proceedings, see Note 14 “Legal Proceedings and Claims” to the condensed consolidated financial statements in Item 1 of Part I.

ITEM 1A. RISK FACTORS
The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our business, financial condition, results of operations, cash flows, other key metrics and the trading price of our common stock.
Risks Related to Our Business and Industry
The effects of the COVID-19 pandemic and related public health measures have materially affected how we and our customers are operating our businesses, and have materially affected our operating results and cash flows; the duration and extent to which this will impact our future results of operations and cash flows remains uncertain.
The COVID-19 pandemic and related public health measures have materially affected how we and our customers are operating our businesses, and have materially affected our operating results and cash flows; the duration and extent to which this will impact our future results remain uncertain. In response to the COVID-19 pandemic, we have cancelled or delayed some customer events, and shifted many of them, including Dreamforce, World Tours, Connections, Basecamps and Salesforce.org’s Higher Ed Summit, to virtual-only experiences. We may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee and industry events in the future. Our shift to creating virtual customer, employee and industry events may not be successful, and we may not be able to showcase our products as well as or generate the same customer interest, opportunities and leads through virtual events as we have historically done through in-person events. If we attempt to re-introduce large in-person events, we may not be able to do so successfully and our customers may not be able or willing to attend them.
We also temporarily closed all Salesforce offices globally. This global work-from-home operating environment has caused strain for, and has adversely impacted productivity of, certain employees, and these conditions may persist and harm our business, including our future sales and operating results. As long as the pandemic continues, our employees may be exposed to health risks. Our efforts to re-open our offices safely may not be successful; could expose our employees, customers and partners to health risks and us to associated liability; and will involve additional financial burdens. The COVID-19 pandemic may have long-term effects on the nature of the office environment and remote working. This may present risks for our real estate portfolio and strategy and may present operational and workplace culture challenges that may adversely affect our business.
Moreover, the conditions caused by COVID-19 have affected customer IT spending and have and may continue to adversely affect our customers’ ability or willingness to purchase our enterprise cloud computing services. These conditions have delayed and may continue to delay prospective customers’ purchasing decisions, and have reduced and may continue to reduce the value or duration of our customers’ subscription contracts, and affect attrition rates, all of which could adversely affect our future sales and operating results.
Our operations have been negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. Authorities throughout the world have implemented numerous preventative measures to contain or mitigate the outbreak of the virus, such as travel bans and restrictions, limitations on business activity, quarantines, work-from-home directives and shelter-in-place orders. These public health measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide, which have impacted our business and results of operations and cash flows. For example, these measures and related economic effects contributed to certain customers’ reluctance or inability to submit payments to us (as well as changes in billing frequency), and adversely impacted the effectiveness of outsourced service providers we use to collect payments, and these conditions may persist or worsen. The extent and duration of these measures could also impact our ability to address cybersecurity incidents, have resulted in increased internet demand which could cause access issues, could affect our ability to develop and support products and services, and could cause issues with access to data centers. As we continue to monitor the situation and public health guidance, we may adjust our current policies and practices, and existing and new precautionary measures could negatively affect our operations.
The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, future spikes of COVID-19 infections resulting in additional preventative measures to contain or mitigate the outbreak, severity of the economic decline attributable to the pandemic and timing and nature of a potential economic recovery, impact on our customers and our sales cycles, our ability to generate new business leads, impact on our customer, employee and industry events, and effect on our vendors, all of which are uncertain and cannot be predicted. At this point, the extent to which the pandemic may impact our financial condition or results of operations, including our long-range plan, is uncertain. Due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. In addition, uncertainty regarding the impact of COVID-19 on our future operating results and financial condition may result in our taking cost-cutting measures, reducing the level of our capital investments and delaying or canceling the implementation of strategic initiatives, any of which may negatively impact our business and reputation. If the COVID-19 pandemic has a substantial impact on our employees’, partners’ or customers’ business and productivity, our results of operations and overall financial performance may be harmed. The global macroeconomic effects of the COVID-19 pandemic and related impacts on our customers’ business operations and their demand for our products and services may persist for an indefinite period, even after the

COVID-19 pandemic has subsided. In addition, the effects of the COVID-19 pandemic may heighten many of the other risks described in this ‘‘Risk Factors’’ section.
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
Our services involve the storage and transmission of our customers’ and our customers’ customers’ proprietary and other sensitive data, including financial, health and other personal information. While we have security measures in place to protect our customers and our customers’ customers' data, our services and underlying infrastructure may in the future be materially breached or compromised as a result of the following:
•third-party attempts to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information to gain access to our customers’ data or IT systems, or our data or our IT systems;
•efforts by individuals or groups of hackers and sophisticated organizations, such as state-sponsored organizations or nation-states, to launch coordinated attacks, including distributed denial of service attacks;
•third-party attempts to abuse our marketing, advertising or social platforms to impersonate other people or organizations and disseminate information that is false or misleading;
•cyber-attacks on our internally built infrastructure on which many of our service offerings operate;
•vulnerabilities resulting from enhancements and updates to our existing service offerings;
•vulnerabilities in the products or components across the broad ecosystem that our services operate in conjunction with and are dependent on;
•vulnerabilities existing within new technologies and infrastructures, including those from acquired companies;
•attacks on, or vulnerabilities in, the many different underlying networks and services that power the Internet that our products depend on, most of which are not under our control or the control of our vendors, partners, or customers; and
•employee or contractor errors or intentional acts that compromise our security systems.
In addition, the changes in our work environment as a result of the COVID-19 pandemic could adversely affect our security measures, as well as our ability to address and respond to incidents quickly. These risks are mitigated, to the extent possible, by our ability to maintain and improve business and data governance policies, enhanced processes and internal security controls, including our ability to escalate and respond to known and potential risks. Our Board of Directors, Audit Committee and executive management are regularly briefed on our cyber-security policies and practices and ongoing efforts to improve security, as well as periodic updates on cyber-security events. Although we have developed systems and processes designed to protect our customers’ and our customers’ customers’ proprietary and other sensitive data, we can provide no assurances that such measures will provide absolute security or that a material breach will not occur. For example, our ability to mitigate these risks may be impacted by the following:
•frequent changes to, and growth in complexity of, the techniques used to breach, obtain unauthorized access to, or sabotage IT systems and infrastructure, which are generally not recognized until launched against a target, and could result in our being unable to anticipate or implement adequate measures to prevent such techniques;
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
A security breach or incident could result in unauthorized parties obtaining access to, or the denial of authorized access to, our IT systems or data, or our customers' systems or data, including intellectual property and proprietary, sensitive, or other confidential information. A security breach could also result in a loss of confidence in the security of our services, damage our reputation, negatively impact our future sales, disrupt our business and lead to increases in insurance premiums and legal, regulatory and financial exposure and liability. Finally, the detection, prevention and remediation of known or potential security vulnerabilities, including those arising from third-party hardware or software, may result in additional financial burdens due to additional direct and indirect costs, such as additional infrastructure capacity spending to mitigate any system degradation and the reallocation of resources from development activities.
Defects or disruptions in our services could diminish demand for our services and subject us to substantial liability.
Because our services are complex and incorporate a variety of hardware, proprietary software and third-party software, our services may have errors or defects that could result in unanticipated downtime for our subscribers and harm to our reputation and our business. Cloud services frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in, and experienced disruptions to, our services and new defects or disruptions may occur in the future. Such defects could be the result of employee, contractor or other third party acts or inaction, and could negatively affect our brand and reputation. Additionally, such defects could create vulnerabilities that could inadvertently permit access to protected customer data. For example, in fiscal 2020, we experienced a significant service disruption due to an internally deployed software update that had an unintended impact on our services for certain customers. As a precaution, we immediately disabled access to our services for potentially impacted customers while we worked to remediate the issue. Upon completion of the evaluation of the cause and impact of the disruption, we determined this disruption did not materially affect our business, reputation or financial results, but there is no assurance such circumstances could not recur with a material adverse effect on our business.
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
Any interruptions or delays in services from third parties, including data center hosting facilities, cloud computing platform providers and other hardware and software vendors, or from our inability to adequately plan for and manage service interruptions or infrastructure capacity requirements, could impair the delivery of our services and harm our business.
We currently serve our customers from third-party data center hosting facilities and cloud computing platform providers located in the United States and other countries. We also rely on computer hardware purchased or leased from, software licensed from, and cloud computing platforms provided by, third parties in order to offer our services, including database software, hardware and data from a variety of vendors. Any disruption or damage to, or failure of our systems generally, including the systems of our third-party platform providers, could result in interruptions in our services. We have from time to time experienced interruptions in our services and such interruptions may occur in the future. In addition, the ongoing COVID-19 pandemic has and may continue to disrupt the supply chain of hardware needed to maintain these third-party systems or to run our business. As we increase our reliance on these third-party systems, our exposure to damage from service interruptions may increase. Interruptions in our services may cause us to issue credits or pay penalties, cause customers to make warranty or other claims against us or to terminate their subscriptions and adversely affect our attrition rates and our ability to attract new customers, all of which would reduce our revenue. Our business and reputation would also be harmed if our customers and potential customers believe our services are unreliable.
For many of our offerings, our production environment and customers’ data are replicated in near real-time in a separate facility located elsewhere. Certain offerings, including some offerings of companies added through acquisitions, may be served through alternate facilities or arrangements. We do not control the operation of any of these facilities, and they may be vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct, as well as local administrative actions (including shelter-in-place or similar orders), changes to legal or permitting requirements and litigation to stop, limit or delay operation. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster or pandemic (including the COVID-19 pandemic) or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our services.
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
If we do not accurately plan for our infrastructure capacity requirements and we experience significant strains on our data center capacity, our customers could experience performance degradation or service outages that may subject us to financial liabilities, result in customer losses and harm our reputation and business. As we add data centers and capacity and continue to move to cloud computing platform providers, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our services, which may damage our business.
Privacy concerns and laws such as the California Consumer Privacy Act and the European Union’s General Data Protection Regulation, evolving regulation of cloud computing, cross-border data transfer restrictions and other domestic or foreign regulations may limit the use and adoption of our services and adversely affect our business.
Regulation related to the provision of services over the Internet is evolving, as federal, state and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy, cybersecurity, data protection, data sovereignty and the collection, processing, storage, transfer and use of data, generally. In some cases, data privacy laws and regulations, such as the European Union’s (“EU”) General Data Protection Regulation (“GDPR”) that took effect in May 2018, impose obligations directly on Salesforce as both a data controller and a data processor, as well as on many of our customers. In addition, new domestic data privacy laws, such as the California Consumer Privacy Act (“CCPA”), which took effect in January 2020, similarly impose new obligations on us and many of our customers, potentially as both businesses and service providers. As the CCPA continues to evolve and various states introduce similar proposals, we and our customers could be exposed to additional regulatory burdens. Further, laws and legislative proposals such as the EU’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, and the tracking of individuals’ online activities.
Although we monitor the regulatory environment and have invested in addressing these developments, such as GDPR and CCPA readiness, these laws may require us to make additional changes to our practices and services to enable us or our customers to meet the new legal requirements, and may also increase our potential liability exposure through new or higher potential penalties for non-compliance, including as a result of penalties, fines and lawsuits related to data breaches. These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data or, in some cases, impact our ability or our customers' ability to offer our services in certain locations, to deploy our solutions, to reach current and prospective customers, or to derive insights from customer data globally. For example, on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield Framework, one of the mechanisms that allowed companies, including Salesforce, to transfer personal data from the European Economic Area to the United States. In addition, the CJEU commented that companies relying on another such mechanism, the European Commission’s Standard Contractual Clauses, should assess on a case-by-case basis whether the law of the country of destination ensures adequate protection of personal data transferred under EU law, by providing, where necessary, additional safeguards to those offered by those clauses. Salesforce relies upon Binding Corporate Rules, a third mechanism, which provides additional safeguards with respect to government requests for EU personal data, as well as the European Commission’s Standard Contractual Clauses to transfer EU personal data internationally. Depending on how the CJEU’s decision is enforced, the cost and complexity of providing our services in certain markets may increase. Certain countries outside of the EEA (e.g., Russia, China) have also passed or are considering passing laws requiring local data residency. By way of further example, statutory damages available through a private right of action for certain data breaches under CCPA, and potentially other states' laws, may increase our and our customers’ potential liability and the demands our customers place on us. The costs of compliance with, and other burdens imposed by, privacy laws, regulations and standards may limit the use and adoption of our services, reduce overall demand for our services, make it more difficult to meet expectations from or commitments to customers and our customers' customers, lead to significant fines, penalties or liabilities for noncompliance, impact our reputation, or slow the pace at which we close sales transactions, in particular where customers request specific warranties and unlimited indemnity for non-compliance with privacy laws, any of which could harm our business.
In addition to government activity, privacy advocacy and other industry groups have established or may establish new self-regulatory standards that may place additional burdens on our ability to provide our services globally. Our customers expect us to meet voluntary certification and other standards established by third parties, such as TRUSTe. If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to provide our solutions to certain customers and could harm our business. In addition, we have seen a trend towards the private enforcement of data protection obligations, including through private actions for alleged non-compliance, which could harm our business and negatively impact our reputation. For example, we were recently made a party to a legal proceeding brought by a Dutch privacy advocacy group on behalf of certain Dutch citizens that claims we violated the GDPR and Dutch Telecommunications Act through the processing and sharing of data in connection with our Audience Studio and Data Studio products. Although we believe that this claim lacks merit, it or similar future claims could cause reputational harm to our brand or result in liability.
Furthermore, the uncertain and shifting regulatory environment and trust climate, particularly in regard to COVID-19-related data processing, may raise concerns regarding data privacy and cybersecurity, which may cause our customers or our customers’ customers to resist providing the data necessary to allow our customers to use our services effectively. In addition, new products we develop in connection with changing events, such as in response to the COVID-19 pandemic, may expose us to liability or regulatory risk. Even the perception that the privacy and security of personal information are not satisfactorily protected or do not meet regulatory requirements could inhibit sales of our products or services and could limit adoption of our cloud-based solutions.

Volatile and significantly weakened global economic conditions have in the past and may in the future adversely affect our industry, business and results of operations.
Our overall performance depends in part on worldwide economic and geopolitical conditions. The United States and other key international economies have experienced significant economic and market downturns in connection with the COVID-19 pandemic, and are likely to experience additional cyclical downturns from time to time in which economic activity is impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. These economic conditions can arise suddenly, as did the conditions associated with the COVID-19 pandemic, and the full impact of such conditions can be difficult to predict. In addition, geopolitical and domestic political developments, such as existing and potential trade wars and other events beyond our control, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets, as has been the case with the COVID-19 pandemic and relations between the United States and China. Moreover, these conditions have affected and may continue to affect the rate of IT spending; could adversely affect our customers’ ability or willingness to attend our events or to purchase our enterprise cloud computing services; have delayed and may delay customer purchasing decisions; have reduced and may in the future reduce the value and duration of customer subscription contracts; and we expect these conditions will adversely affect our customer attrition rates. All of these risks and conditions could materially adversely affect our future sales and operating results.
Our efforts to expand our services beyond the CRM market and to develop and integrate our existing services in order to keep pace with technological developments may not succeed and may reduce our revenue growth rate and harm our business.
We derive a significant portion of our revenue from subscriptions to our CRM enterprise cloud computing application services, and we expect this will continue for the foreseeable future. Our efforts to expand our services beyond the CRM market may not succeed and may reduce our revenue growth rate. In addition, the markets for certain of our offerings, including Work.com, blockchain, and other offerings, remain relatively new and it is uncertain whether our efforts, and related investments, will ever result in significant revenue for us. In addition, we may be required to continuously enhance our artificial intelligence offerings so that quality recommendations can be provided to our customers. Further, the introduction of significant platform changes and upgrades may not succeed and early stage interest and adoption of such new services may not result in long term success or significant revenue for us.
Additionally, if we fail to anticipate or identify significant Internet-related and other technology trends and developments early enough, or if we do not devote appropriate resources to adapting to such trends and developments, our business could be harmed.
If we are unable to develop enhancements to and new features for our existing or new services that keep pace with rapid technological developments, our business could be harmed. The success of enhancements, new features and services depends on several factors, including the timely completion, introduction and market acceptance of the feature, service or enhancement by customers, administrators and developers, as well as our ability to seamlessly integrate all of our product and service offerings and develop adequate selling capabilities in new markets. Failure in this regard may significantly impair our revenue growth as well as negatively impact our operating results if the additional costs are not offset by additional revenues. In addition, because our services are designed to operate over various network technologies and on a variety of mobile devices, operating systems and computer hardware and software platforms using a standard browser, we will need to continuously modify and enhance our services to keep pace with changes in Internet-related hardware, software, communication, browser, app development platform and database technologies, as well as continue to maintain and support our services on legacy systems. We may not be successful in either developing these modifications and enhancements or in bringing them to market timely. Additionally, changes to our work environment and workforce as a result of the COVID-19 pandemic could adversely affect our ability to timely develop enhancements to and new features for existing or new services. Our efforts to quickly introduce new offerings designed to help our customers respond to the COVID-19 pandemic, including our Work.com offering, may not be successful.
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
As part of our business strategy, we periodically make investments in, or acquisitions of, complementary businesses, joint ventures, services and technologies and intellectual property rights. We continue to evaluate such opportunities and expect to continue to make such investments and acquisitions in the future.
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
•difficulties in, and the cost of, integrating acquired operations, technologies, services, platforms and personnel;
•the inability to obtain the regulatory approvals necessary to complete transactions or to integrate operations, or potential remedies imposed by regulatory authorities either as a condition to or following the completion of a transaction (such as the global hold separate order, issued in connection with our acquisition of Tableau by the United Kingdom Competition & Markets Authority in fiscal 2020, which order was lifted in fiscal 2020), which may include divestitures, ownership or operational restrictions or other structural or behavioral remedies;
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
•known and potential unknown liabilities associated with the acquired businesses, including due to litigation;
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
•in the case of foreign acquisitions, challenges caused by integrating operations over distance, and across different languages, cultures and political environments; and

•the tax effects and costs of any such acquisitions including the related integration into our tax structure and assessment of the impact on the realizability of our future tax assets or liabilities (including a potential one-time income tax payment in connection with the integration of ClickSoftware and other acquired Israeli entities).
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
Our ability to acquire other businesses or technologies, make strategic investments or integrate acquired businesses effectively may be impaired by the effects of the COVID-19 pandemic, government actions in light of the pandemic, trade tensions and increased global scrutiny of foreign investments. For example, a number of countries, including the U.S. and countries in Europe and the Asia-Pacific region, are considering or have adopted restrictions of varying kinds on transactions involving foreign investments, whether in response to the COVID-19 pandemic or otherwise. Governments may continue to adopt or tighten restrictions of this nature, some of which may apply to acquisitions, investments or integrations of businesses by us, and such restrictions or government actions could negatively impact our business and financial results.
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
We continue to experience significant growth in our customer base and personnel, particularly through acquisitions, which has placed a strain on our management, administrative, operational and financial infrastructure. We anticipate that significant additional investments will be required to scale our operations and increase productivity, to address the needs of our customers, to further develop and enhance our services, to expand into new geographic areas, and to scale with our overall growth. The additional investments we are making will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. Whether due to the effects of and financial burdens associated with the COVID-19 pandemic or otherwise, we may not be able to make these investments as quickly or effectively as necessary to successfully scale our operations.

We regularly upgrade or replace our various software systems. If the implementations of these new applications are delayed, or if we encounter unforeseen problems with our new systems or in migrating away from our existing applications and systems, our operations and our ability to manage our business could be negatively impacted.
Our success will depend in part upon the ability of our senior management to manage our projected growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed. Additionally, changes in our work environment and workforce as a result of the COVID-19 pandemic could adversely affect our operations. The COVID-19 pandemic may have long-term effects on the nature of the office environment and remote working. To manage the expected domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls, our reporting systems and procedures, and our utilization of real estate. If we fail to successfully scale our operations and increase productivity, we may be unable to execute our business plan and the value of our common stock could decline.
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
In addition, we may face more competition as we expand our product offerings. Some of our current and potential competitors may have competitive advantages, such as greater name recognition, longer operating histories, more significant installed bases, broader geographic scope, and larger marketing budgets, as well as substantially greater financial, technical, personnel, and other resources. In addition, many of our current and potential competitors have established marketing relationships and access to larger customer bases, and have major distribution agreements with consultants, system integrators and resellers. We also experience competition from smaller, younger competitors that may be more agile in responding to customers' demands. These competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements or provide competitive pricing. As a result, even if our services are more effective than the products and services that our competitors offer, potential customers might select competitive products and services in lieu of purchasing our services. For all of these reasons, we may not be able to compete successfully against our current and future competitors, which could negatively impact our future sales and harm our business.
Our continued success depends on our ability to maintain and enhance our brands.
We believe that the brand identities we have developed including associations with trust, customer success, innovation and equality have significantly contributed to the success of our business. Maintaining and enhancing the Salesforce brand and our other brands are critical to expanding our base of customers, partners and employees. Our brand strength will depend largely on our ability to remain a technology leader and continue to provide high-quality innovative products, services, and features securely, reliably and in a manner that enhances our customers' success. In order to maintain and enhance the strength of our brands, we may make substantial investments to expand or improve our product offerings and services that may be accompanied by initial complications or ultimately prove to be unsuccessful.
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
In addition, certain countries have implemented (or may implement) legislative and technological actions that either do or can effectively regulate access to the Internet, including the ability of Internet service providers to limit access to specific websites or content. Additionally, COVID-19 has also resulted in quarantines, shelter in place orders, and work from home directives, all of which have increased demands for internet access and may create access challenges. These actions could potentially limit or interrupt access to our services from certain countries or Internet service providers, impede our growth, productivity and operational effectiveness, result in the loss of potential or existing customers and harm our business.
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
The rapid spread of COVID-19 and its reverberating effects on the global economy have caused disruptions to our industry, the industries in which our portfolio companies operate and to financial markets. These disruptions are inhibiting and may continue to inhibit the ability of our portfolio companies to meet their performance targets, raise fundraising rounds, or complete a liquidity event. In some cases, our portfolio companies may no longer be able to operate or could experience reduced revenues or profitability, increased customer attrition, delayed, cancelled or unsuccessful public offerings, reduced ability to raise additional rounds of financing, reduced acquisition offers or acquisition offers on unfavorable terms, reduced valuations in both private and public markets, or insolvency and bankruptcy. These outcomes could materially adversely affect the Company’s financial position, results of operations, and cash flows.
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
We record all fair value adjustments of our publicly traded and privately held equity investments through the condensed consolidated statement of operations. As a result, we may experience additional volatility to our statements of operations due to changes in market prices of our investments in publicly held equity investments and the valuation and timing of observable price changes or impairments of our investments in privately held securities. Our ability to mitigate this volatility in any given period may be impacted by our contractual obligations to hold securities for a set period of time. Volatility in the financial markets, including the impact of the COVID-19 pandemic, has been and could continue to be material to our results in any given quarter and may cause our stock price to decline. While historically our investment portfolio has had a positive impact on our financial results, that may not be true for future periods, particularly in periods of significant market fluctuations which affect our strategic investments portfolio.
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
Our quarterly results are likely to fluctuate. Fluctuations have occurred due to known and unknown risks, including the sudden and unanticipated effects of the COVID-19 pandemic. In addition, our fiscal fourth quarter has historically been our strongest quarter for new business and renewals, and the year-over-year compounding effect of this seasonality in billing patterns and overall new business and renewal activity causes the value of invoices that we generate in the fourth quarter to continually increase in proportion to our billings in the other three quarters of our fiscal year. As a result, our fiscal first quarter has typically in the past been our largest collections and operating cash flow quarter; this trend has been adversely impacted by the effects of the COVID-19 pandemic and related economic downturn and uncertainties.
Additionally, some of the important factors that may cause our revenues, operating results and cash flows to fluctuate from quarter to quarter include:
•general economic or geopolitical conditions, which have been significantly adversely impacted as a result of the COVID-19 pandemic, and which are adversely affecting and may continue to adversely affect either our customers’ ability or willingness to purchase additional subscriptions or upgrade their services, or delay prospective customers’ purchasing decisions, reduce the value of new subscription contracts, or affect attrition rates;
•our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ requirements;
•the attrition rates for our services;
•the rate of expansion and productivity of our sales force;
•the length of the sales cycle for our services;
•new product and service introductions by our competitors;
•our success in selling our services to large enterprises;
•changes in unearned revenue and remaining performance obligation, due to seasonality, the timing of and compounding effects of renewals, invoice duration, size and timing, new business linearity between quarters and within a quarter, average contract term, the collectibility of invoices related to multiyear agreements, the timing of license software revenue recognition, or fluctuations due to foreign currency movements, all of which may impact implied growth rates;
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
•changes in our pricing policies and terms of contracts, whether initiated by us or as a result of competition, customer preference or other factors;
•changes in payment terms and the timing of customer payments and payment defaults by customers as have been and may continue to be impacted by the effects of the COVID-19 pandemic;
•the seasonality of our customers’ businesses, especially Commerce Cloud customers, including retailers and branded manufacturers;
•fluctuations in foreign currency exchange rates such as with respect to the British Pound Sterling and Euro;
•the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;
•the number of new employees;

•the timing of commission, bonus, and other compensation payments to employees, including decisions to guarantee some portion of commissions payments in connection with extraordinary events such as the partial commission guarantee in the fiscal quarter ended April 30, 2020;
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
•expenses related to significant, unusual or discrete events, which are recorded in the period in which the events occur, including for example expenses related to the COVID-19 pandemic;
•extraordinary expenses such as litigation or other dispute-related settlement payments;
•income tax effects resulting from, but not limited to, tax law changes, court decisions on tax matters, global tax developments applicable to multinational corporations, changes in operations or business structures, and acquisition activity;
•the timing of payroll and other withholding tax expenses, which are triggered by the payment of bonuses and when employees exercise their vested stock options;
•technical difficulties or interruptions in our services;
•changes in interest rates and our mix of investments, which impact the return on our investments in cash and marketable securities;
•conditions, and particularly sudden changes, in the financial markets, such as the recent volatility caused by the COVID-19 pandemic, which have impacted and may continue to impact the value and liquidity of our investment portfolio;
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
Due to the unpredictability of future general economic and financial market conditions (including due to the impact of the COVID-19 pandemic), the pace of change and innovation in enterprise cloud computing services, the impact of foreign currency exchange rate fluctuations, the growing complexity of our business, including the use of multiple pricing and packaging models and the increasing amount of revenue from software license sales, and our increasing focus on enterprise cloud computing services, we may not be able to realize our projected revenue growth plans. We plan our expense levels and investment on estimates of future revenue and future anticipated rate of growth. We may not be able to adjust our spending appropriately if the addition of new subscriptions or the renewals of existing subscriptions fall short of our expectations, and unanticipated events, such as the COVID-19 pandemic, may cause us to incur expenses beyond what we anticipated. A portion of our expenses may also be fixed in nature for some minimum amount of time, such as with costs capitalized to obtain revenue contracts, data center and infrastructure service contracts or office leases, so it may not be possible to reduce costs in a timely manner, or at all, without the payment of fees to exit certain obligations early. As a result, we expect that our revenues, operating results and cash flows may fluctuate significantly on a quarterly basis and revenue growth rates may not be sustainable and may decline in the future, and in some periods, we have not been able to, and may not be able in the future to provide continued operating margin expansion, which could harm our business and cause the market price of our common stock to decline.

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
We sell our services throughout the world and are subject to risks and challenges associated with international business. We intend to continue to expand our international sales efforts. The risks and challenges associated with sales to customers outside the United States or those that can affect international operations generally, include:
•natural disasters, acts of war, terrorism, and actual or threatened public health emergencies, including the ongoing COVID-19 pandemic and related public health measures and resulting changes to laws and regulations, including changes oriented to protecting local businesses or restricting the movement of our or our customers’ employees;
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
•compliance with multiple, conflicting, ambiguous or evolving governmental laws and regulations, including employment, tax, privacy, anti-corruption, import/export, customs, anti-boycott, sanctions and embargoes, antitrust, data transfer, storage and protection, and industry-specific laws and regulations, including rules related to compliance by our third-party resellers and our ability to identify and respond timely to compliance issues when they occur;
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
•uncertainty regarding regulation, currency, tax, and operations resulting from the United Kingdom's exit from the EU (“Brexit”) on January 31, 2020 and possible disruptions in trade, the sale of our services and commerce, and movement of our people between the United Kingdom, EU, and other locations;
•uncertainty regarding the imposition of and changes in the United States' and other governments' trade regulations, trade wars, tariffs, other restrictions or other geopolitical events, including the evolving relations between the United States and China;
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

Accordingly, the effect of significant downturns in sales and market acceptance of our services, and changes in our attrition rate, may not be fully reflected in our results of operations until future periods, including changes resulting from the effects of the COVID-19 pandemic. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription and support term.
If our customers do not renew their subscriptions for our services or reduce the number of paying subscriptions at the time of renewal, our revenue and current remaining performance obligation could decline and our business may suffer. If we cannot accurately predict subscription renewals or upgrade rates, we may not meet our revenue targets, which may adversely affect the market price of our common stock.
Our customers have no obligation to renew their subscriptions for our services after the expiration of their contractual subscription period, which is typically 12 to 36 months, and in the normal course of business, some customers have elected not to renew. In addition, our customers may renew for fewer subscriptions, renew for shorter contract lengths, or switch to lower cost offerings of our services. It is difficult to predict attrition rates given our varied customer base of enterprise and small and medium size business customers and the number of multi-year subscription contracts. Historically, our subscription and support revenues primarily consisted of subscription fees; however, with the May 2018 acquisition of MuleSoft and the August 2019 acquisition of Tableau, subscription and support revenues also now include term software license sales. We have less experience forecasting the renewal rates of such term software license sales. Our attrition rates may increase or fluctuate as a result of a number of factors, including customer dissatisfaction with our services, customers’ spending levels, mix of customer base, decreases in the number of users at our customers, competition, pricing increases or changes and deteriorating general economic conditions, including as a result of the COVID-19 pandemic.
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
Our success depends on the willingness of a growing community of third-party developers and technology providers to build applications and provide integrations, data and content that are complementary to our services. Without the continued development of these applications and provision of such integrations, data and content, both current and potential customers may not find our services sufficiently attractive, which could impact future sales. In addition, for those customers who authorize a third-party technology partner access to their data, we do not provide any warranty related to the functionality, security or integrity of the data access, transmission or processing. Despite contract provisions to protect us, customers may look to us to support and provide warranties for the third-party applications, integrations, data and content, even though not developed or sold by us, which may expose us to potential claims, liabilities and obligations, all of which could harm our business.
We are exposed to fluctuations in currency exchange rates that have in the past and could in the future negatively impact our financial results and cash flows from changes in the value of the U.S. Dollar versus local currencies and the Euro versus the British Pound Sterling.
We primarily conduct our business in the following regions: the Americas, Europe and Asia Pacific. The expanding global scope of our business exposes us to risk of fluctuations in foreign currency markets, including in emerging markets. This exposure is the result of selling in multiple currencies, growth in our international investments, including data center expansion, additional headcount in foreign locations, and operating in countries where the functional currency is the local currency. Specifically, our results of operations and cash flows are subject to currency fluctuations primarily in British Pound Sterling, Euro, Japanese Yen, Canadian Dollar and Australian Dollar against the U.S. Dollar as well as the Euro against the British Pound Sterling. These exposures may change over time as business practices evolve, economic and political conditions change and evolving tax regulations come into effect. The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given fiscal period. Furthermore, fluctuations in foreign currency exchange rates can affect our ability to accurately predict our future results and earnings. Additionally, global events, including the sudden and unexpected effects of the COVID-19 pandemic, as well as geopolitical developments, fluctuating commodity prices and trade tariff developments, have caused and may in the future cause global economic uncertainty and uncertainty about the interest rate environment, which could amplify the volatility of currency fluctuations. Although we attempt to mitigate some of this volatility and related risks through foreign currency hedging, our hedging activities are limited in scope and may not effectively offset the adverse financial impacts that may result from unfavorable movements in foreign currency exchange rates, which could adversely impact our financial condition or results of operations.

As more of our sales efforts are targeted at larger enterprise customers, our sales cycle may become more time-consuming and expensive, we may encounter pricing pressure and implementation and configuration challenges, and we may have to delay revenue recognition for some complex transactions, all of which could harm our business and operating results.
As we target more of our sales efforts at larger enterprise customers, including governmental entities, we may face greater costs, longer sales cycles, greater competition and less predictability in completing some of our sales. In this market segment, the customer’s decision to use our services may be an enterprise-wide decision and, if so, these types of sales would require us to provide greater levels of education regarding the use and benefits of our services, as well as education regarding privacy and data protection laws and regulations to prospective customers with international operations. Moreover, restrictions in place in response to the COVID-19 pandemic have disrupted our operations, and our customers’ operations and businesses, and this has adversely affected, and may continue to adversely affect, our sales efforts.
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
For large enterprise customers, professional services may also be performed by us, a third party, or a combination of our own staff and a third party. Our strategy is to work with third parties to increase the breadth of capability and depth of capacity for delivery of these services to our customers. If a customer is not satisfied with the quality of work performed by us or a third party or with the type of services or solutions delivered, we could incur additional costs to address the situation, the profitability of that work might be impaired, and the customer’s dissatisfaction with our services could damage our ability to obtain additional work from that customer. In addition, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current or prospective customers.
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
In addition, positions we take on social and ethical issues may be unpopular with some of our employees or with our customers or potential customers, which has in the past and may in the future impact our ability to attract or retain such customers or other prospective customers. We also may choose not to conduct business with potential customers or discontinue or not expand business with existing customers due to these positions. Further, actions taken by our customers, including through the use or misuse of our products, may result in reputational harm or possible liability. For example, we have been subject to allegations in legal proceedings that we should be liable for the use of certain of our products by third parties. Although we believe that such claims lack merit, such claims could cause reputational harm to our brand or result in liability. Our brand is also associated with our public commitments to sustainability, equality and ethical use, and any perceived changes in our dedication to these commitments could harm our reputation or brand and could adversely impact our relationships with our customers.
We have been and may in the future be sued by third parties for various claims, including alleged infringement of proprietary rights.
We are involved in various legal matters arising from the normal course of business activities. These include claims, suits, government investigations and other proceedings involving alleged infringement of third-party patents and other intellectual property rights, as well as commercial, corporate and securities, labor and employment, class actions, wage and hour, antitrust and other matters.
The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have received in the past and may receive in the future communications from third parties, including practicing entities and non-practicing entities, claiming that we have infringed their intellectual property rights. We have also been, and may in the future be, sued by third parties for alleged infringement of their claimed proprietary rights. Our technologies may be subject to injunction if they are found to infringe the rights of a third-party or we may be required to pay damages, or both. Further, many of our subscription agreements require us to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim.
In addition, we have in the past been, and may in the future be, sued by third parties who seek to target us for actions taken by our customers, including through the use or misuse of our products. For example, we have been subject to allegations in legal proceedings that we should be liable for the use of certain of our products by third parties. Although we believe that such claims lack merit, such claims could cause reputational harm to our brand or result in liability.
Our exposure to risks associated with various claims, including claims related to the use of intellectual property as well as securities and related stockholder derivative claims, may be increased as a result of acquisitions of other companies. For example, we are subject to ongoing securities class action litigation and related stockholder derivative claims brought against Tableau that remain outstanding, and as to which we may ultimately be subject to liability or settlement costs. Additionally, we may have a lower level of visibility into the development process with respect to intellectual property or the care taken to safeguard against infringement risks with respect to acquired companies or technologies. In addition, third parties have made claims in connection with our acquisitions and may do so in the future, and they may also make infringement and similar or related claims after we have acquired technology that had not been asserted prior to our acquisition.
The outcome of any claims or litigation, regardless of the merits, is inherently uncertain. Any claims or lawsuits, and the disposition of such claims and lawsuits, whether through settlement or licensing discussions, or litigation, could be time-consuming and expensive to resolve, divert management attention from executing our business plan, result in efforts to enjoin our activities, lead to attempts on the part of other parties to pursue similar claims and, in the case of intellectual property claims, require us to change our technology, change our business practices, pay monetary damages or enter into short- or long-term royalty or licensing agreements.
Any adverse determination or settlement related to intellectual property claims or other litigation could prevent us from offering our services to others, could be material to our financial condition or cash flows, or both, or could otherwise adversely affect our operating results, including our operating cash flow in a particular period. In addition, depending on the nature and timing of any such dispute, an unfavorable resolution of a legal matter could materially affect our current or future results of operations or cash flows in a particular period.
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand, cause us to incur significant expenses and harm our business.
If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology, affecting our brand, causing us to incur significant expenses and harming our business. Any of our patents, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. While we have many U.S. patents and pending U.S. and international patent applications, we may be unable to obtain patent protection for the technology covered in our patent applications or the patent protection may not be obtained quickly enough to meet our business needs. In addition, our existing patents and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Similar uncertainty applies to our U.S. and international trademark registrations and applications. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain, and we also may face proposals to change the scope of protection for some intellectual property rights in the U.S. and elsewhere. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our services are available and legal changes and uncertainty in various countries’ intellectual property regimes may result in making conduct that we believe is lawful to be deemed violative of others’ rights. The laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. Also, our involvement in standard-setting activity, our contribution to open source projects, various competition law regimes or the need to obtain licenses from others may require us to license our intellectual property in certain circumstances. Accordingly, despite our efforts, we may be unable to prevent third parties from using our intellectual property.
We may be required to spend significant resources and expense to monitor and protect our intellectual property rights. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. If we fail to protect our intellectual property rights, it could impact our ability to protect our technology and brand. Furthermore, any litigation, whether or not it is resolved in our favor, could result in significant expense to us, cause us to divert time and resources from our core business, and harm our business.
We may lose key members of our management team or development and operations personnel, and may be unable to attract and retain employees we need to support our operations and growth.
Our success depends substantially upon the continued services of our executive officers and other key members of management, particularly our chief executive officer. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. For example, in February 2020, Keith Block resigned as co-CEO and as a director of the Company. Such changes in our executive management team may be disruptive to our business. We are also substantially dependent on the continued service of our existing development and operations personnel because of the complexity of our services and technologies. Our executive officers, key management, development or operations personnel could terminate their employment with us at any time. The loss of one or more of our key employees or groups of employees could seriously harm our business.
The technology industry is subject to substantial and continuous competition for engineers with high levels of experience in designing, developing and managing software and Internet-related services, as well as competition for sales executives, data scientists and operations personnel. We are also committed to building a diverse workforce. We have experienced significant competition in talent recruitment and retention, and may not in the future be successful in our talent recruitment and retention goals. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring, developing, integrating and retaining highly skilled employees with appropriate qualifications. These difficulties may be amplified by evolving restrictions on immigration, travel, or availability of visas for skilled technology workers, including restrictions imposed in response to the COVID-19 pandemic. These difficulties may potentially be further amplified by the high cost of living in the San Francisco Bay Area, where our headquarters are located. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.
In addition, we believe in the importance of our corporate culture, which fosters dialogue, collaboration, recognition, equality and a sense of family. As our organization grows and expands globally, and as employees’ workplace expectations develop, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. These difficulties may be further amplified by work-from-home requirements imposed and other workforce actions taken in response to the COVID-19 pandemic. This could negatively impact our ability to attract and retain employees or our reputation with customers and could negatively impact our future growth.
Any failure in our delivery of high-quality technical support services may adversely affect our relationships with our customers and our financial results.
Our customers depend on our support organization to resolve technical issues relating to our applications. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services across our varying and diverse offerings. Outsourced provision of technical support may be suddenly and adversely impacted by unforeseen events, for example, as occurred when certain business process outsourced service providers were delayed in effectively servicing our customers due to conditions related to the COVID-19 pandemic. Increased customer demand for these services, without corresponding revenues, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on our applications and business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell our service offerings to existing and prospective customers, and our business, operating results and financial position.
Periodic changes to our sales organization can be disruptive and may reduce our rate of growth.
We periodically change and make adjustments to our sales organization in response to market opportunities, competitive threats, management changes, product introductions or enhancements, acquisitions, sales performance, increases in sales headcount, cost levels and other internal and external considerations. Such sales organization changes have in some periods resulted in, and may in the future result in, a reduction of productivity, which could negatively impact our rate of growth and operating results. In addition, any significant change to the way we structure our compensation of our sales organization may be disruptive and may affect our revenue growth.
Unanticipated changes in our effective tax rate and additional tax liabilities and global tax developments may impact our financial results.
We are subject to income taxes in the United States and various jurisdictions outside of the United States. Significant judgment is often required in the determination of our worldwide provision for income taxes. Our effective tax rate could be impacted by changes in our earnings and losses in countries with differing statutory tax rates, changes in operations, changes in non-deductible expenses, changes in excess tax benefits of stock-based compensation, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, effects from acquisitions, and changes in accounting principles and tax laws. Any changes, ambiguity, or uncertainty in taxing jurisdictions' administrative interpretations, decisions, policies and positions could also materially impact our income tax liabilities.
We may also be subject to additional tax liabilities and penalties due to changes in non-income based taxes resulting from changes in federal, state, local or international tax laws, changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions, results of tax examinations, settlements or judicial decisions, changes in accounting principles, or changes to our business operations including as a result of acquisitions. Any resulting increase in our tax obligation or cash taxes paid could adversely affect our cash flows and financial results.
We are also subject to tax examinations in multiple jurisdictions. While we regularly evaluate new information that may change our judgment resulting in recognition, derecognition or changes in measurement of a tax position taken, there can be no assurance that the final determination of any examinations will not have an adverse effect on our operating results or financial position.

As our business continues to grow, increasing our brand recognition and profitability, we may be subject to increased scrutiny and corresponding tax disputes, which may impact our cash flows and financial results. Furthermore, our growing prominence may bring public attention to our tax profile, and if perceived negatively, may cause brand or reputational harm.
As we utilize our tax credits and net operating loss carry-forwards, we may be unable to mitigate our tax obligations to the same extent as in prior years, which could have a material impact to our future cash flows. In addition, changes to our operating structure including changes related to acquisitions may result in cash tax obligations.
In addition, global tax developments applicable to multinational businesses may have a material impact to our business, cash flow from operating activities, or financial results. Such developments, for example, include the Organization for Economic Co-operation and Development’s, the European Commission’s, and certain major jurisdictions' heightened interest in and taxation of companies participating in the digital economy. Governments’ responses to the economic impact of COVID-19 may lead to tax rule changes that could materially and adversely affect our cash flows and financial results.
Our debt service obligations, lease commitments and other contractual obligations may adversely affect our financial condition and cash flows from operations.
As of July 31, 2020, we had a substantial level of debt, including our 2023 and 2028 Senior Notes ("Senior Notes”), the loan we assumed when we purchased an office building located at 50 Fremont Street in San Francisco, California (“50 Fremont”) due June 2023 and lease arrangements. We also have a Credit Facility under which we can draw $1.0 billion. Additionally, we have significant contractual commitments, such as commitments with infrastructure service providers, which are not reflected on our condensed consolidated balance sheets. Maintenance of our indebtedness and contractual commitments and any additional issuances of indebtedness could:
•impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes;
•cause us to dedicate a substantial portion of our cash flows from operations towards debt service obligations and principal repayments; and
•make us more vulnerable to downturns in our business, our industry or the economy in general, such as recent downturns in connection with the effects of the COVID-19 pandemic.
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
Our senior unsecured notes and senior unsecured credit agreement impose restrictions on us and require us to maintain compliance with specified covenants. Our ability to comply with these covenants may be affected by events beyond our control. A failure to comply with the covenants and other provisions of our outstanding debt could result in events of default under such instruments, which could permit acceleration of all of our debt and borrowings. Any required repayment of our debt or our Credit Facility as a result of a fundamental change or other acceleration would lower our current cash on hand such that we would not have those funds available for use in our business.
Lease accounting guidance requires that we record a liability for operating lease activity on our condensed consolidated balance sheet, which increases both our assets and liabilities and therefore may impact our ability to obtain the necessary financing from financial institutions at commercially viable rates or at all. Our lease terms may include options to extend or terminate the lease. These options are reflected in the operating lease right-of-use ("ROU") asset, which represents our right to use an underlying asset for the lease term, and lease liability only when it is reasonably certain that we will exercise that option. We reassess the lease term if and when a significant event or change in circumstances occurs within our control. The potential impact of these options to extend could be material to our financial position and financial results.
Natural disasters and other events beyond our control have in the past and may in the future materially adversely affect us.
Natural disasters or other catastrophic events have in the past and may in the future cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shutoffs or shortages, actual or threatened public health emergencies (including the ongoing COVID-19 pandemic) and other events beyond our control. For example, in response to the COVID-19 pandemic we temporarily closed our offices globally, including our corporate headquarters and are experiencing and expect to continue to experience ongoing effects related to the local and global economic and other effects of this pandemic. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, and could decrease demand for our services. Our corporate headquarters, and a significant portion of our personnel, research and development activities, IT systems, and other critical business operations, are located near major seismic faults in the San Francisco Bay Area. Because we do not carry earthquake insurance for direct quake-related losses, with the exception of the building that we own in San Francisco, and significant recovery time could be required to resume operations, our financial condition and operating results could be materially adversely affected in the event of a major earthquake or catastrophic event, and the adverse effects of any such catastrophic event would be exacerbated if experienced at the same time as another unexpected and adverse event, such as the COVID-19 pandemic. For example, wildfires have resulted in power shut-offs in the San Francisco Bay Area and are likely to occur in the future, and this could adversely affect the work-from-home operations of our employees in the San Francisco Bay Area.
Climate change may have a long-term impact on our business.
While we seek to mitigate our business risks associated with climate change by establishing robust environmental programs and partnering with organizations who are also focused on mitigating their own climate related risks, we recognize that there are inherent climate related risks wherever business is conducted. Access to clean water and reliable energy in the communities where we conduct our business, whether for our offices, data centers, vendors, customers or other stakeholders, is a priority and is not guaranteed. Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our California headquarters are projected to be vulnerable to future water scarcity due to climate change, as well as climate-related events including wildfires and associated power shut-offs. Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the U.S. and elsewhere, have the potential to disrupt our business, our third-party suppliers, and the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations.
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
In addition, as we work to align with the recommendations of the Financial Stability Board's Task Force on Climate-related Financial Disclosures ("TCFD"), the Sustainability Accounting Standards Board ("SASB"), and our own Environmental, Social, Governance (“ESG”) materiality assessment, we have and, in the future, may continue to expand our disclosures in these areas. This transparency is consistent with our commitment to executing on a strategy that reflects the economic, social, and environmental impact we have on the world while advancing and complementing our business strategy. Our disclosures on these matters, and standards we set for ourselves or a failure to meet these standards, may influence our reputation and the value of our brand. Our failure to achieve progress on our metrics on a timely basis, or at all, could adversely affect our reputation, business, financial performance, and growth.
By electing to set and share publicly these corporate ESG standards, our business may also face increased scrutiny related to ESG activities. As a result, we could damage our reputation and the value of our brand if we fail to act responsibly in the areas in which we report. Any harm to our reputation resulting from setting these standards or our failure or perceived failure to meet such standards could adversely affect our business, financial performance, and growth.
We may be subject to risks related to government contracts and related procurement regulations.
Our contracts with federal, state, local, and foreign government entities are subject to various procurement regulations and other requirements relating to their formation, administration and performance. We may be subject to audits and investigations relating to our government contracts, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refunding or suspending of payments, forfeiture of profits, payment of fines, and suspension or debarment from future government business. In addition, such contracts may provide for termination by the government at any time, without cause, and termination of any such contract may adversely impact our other existing or prospective government contracts. Any of these risks related to contracting with governmental entities could adversely impact our future sales and operating results.
We are subject to governmental export and import controls that could impair our ability to compete in international markets and may subject us to liability if we are not in full compliance with applicable laws.
Our solutions are subject to export and import controls where we conduct our business activities, including the U.S. Commerce

Department’s Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations established by the U.S. Treasury Department’s Office of Foreign Assets Control. If we fail to comply with applicable trade laws, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of trade privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. Obtaining necessary authorizations, including any required licenses, may be time-consuming, require expenditure of corporate resources, is not guaranteed, and may result in the delay or loss of sales opportunities or the ability to realize value from certain acquisitions or engagements. Furthermore, U.S. export control laws and economic sanctions may prohibit the transfer of certain products and services to U.S. embargoed or sanctioned countries, governments and parties. Even though we take precautions to prevent our solutions from being provisioned or provided to U.S. sanctions targets in violation of applicable regulations, our solutions could be provisioned to those targets or provided by our resellers despite such precautions. Any such sales could have negative consequences, including government investigations, penalties and reputational harm. Changes in our solutions or changes in trade regulations may create delays in the introduction, sale and deployment of our solutions in international markets or prevent the export or import of our solutions to certain countries, governments or persons altogether. Any decreased use of our solutions or limitation on our ability to export or sell our solutions may adversely affect our business, financial condition and results of operations. Import and export control regulations in the U.S. and other countries are subject to change and uncertainty, including as a result of geopolitical developments, which may be amplified by considerations related to United States election cycles, relations between the United States and China and the effects of the COVID-19 pandemic.
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
•forward-looking guidance to industry and financial analysts related to, for example, future revenue, current remaining performance obligation, cash flows from operating activities and earnings per share, the accuracy of which may be impacted by various factors, many of which are beyond our control, including general economic and market conditions and unanticipated delays in the integration of acquired companies as a result of regulatory review;
•our ability to meet or exceed forward-looking guidance we have given or to meet or exceed the expectations of investors, analysts or others; our ability to give forward-looking guidance consistent with past practices; and changes to or withdrawal of previous guidance or long-range targets, including due to uncertainty in connection with effects of the COVID-19 pandemic;
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
•the economy as a whole, geopolitical conditions, including global trade and health concerns, market conditions in our industry and the industries of our customers;
•trading activity by a limited number of stockholders who together beneficially own a significant portion of our outstanding common stock;
•the issuance of shares of common stock by us, whether in connection with an acquisition or a capital raising transaction;
•issuance of debt or other convertible securities;

•changes to our credit ratings; and
•environmental, social, governance and other issues impacting the Company's reputation.
In addition, if the market for technology stocks or the greater securities market, including debt offerings, in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price of our common stock might also decline in reaction to events that affect other companies within, or outside, our industry even if these events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation such as securities litigation against Tableau that was brought before we acquired that company. Such litigation, whether against Salesforce or an acquired subsidiary, could result in substantial costs and a diversion of management’s attention and resources and liability resulting from or the settlement of such litigation could result in material adverse impacts to our operating cash flows or results of operations for a given period.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In connection with the acquisition of Vlocity in June 2020, the Company issued 125,306 shares of Company common stock on June 1, 2020. This issuance was made in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”): Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act, and Regulation S promulgated under the Securities Act.
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

Index to Exhibits

Exhibit No.		Provided Herewith	Incorporated by Reference
	Exhibit Description		Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of salesforce.com, inc.		8-K	001-32224	3.1	6/7/2019
3.2	Amended and Restated Bylaws of salesforce.com, inc.		8-K	001-32224	3.2	6/7/2019
10.1*	Vlocity Inc. 2014 Stock Option and Grant Plan		S-8	333- 20946940	4.3	6/5/2020
10.2*	salesforce.com, inc. Amended and Restated 2013 Equity Incentive Plan		S-8	333- 20958349	4.3	6/12/2020
10.3*	salesforce.com, inc. Amended and Restated 2004 Employee Stock Purchase Plan		S-8	333- 20958349	4.4	6/12/2020
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the period ended July 31, 2020, formatted in Inline XBRL (included in Exhibit 101).

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 28, 2020
salesforce.com, inc.

	By:	/s/ Mark J. Hawkins
Mark J. Hawkins
President and Chief Financial Officer (Principal Financial Officer)

Dated: August 28, 2020
salesforce.com, inc.

	By:	/s/ Joe Allanson
Joe Allanson
Executive Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)